Form 10-Q
period 1994-01-01
LEE SARA CORP
filed 1994-02-11
CIK 23666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended     January 1, 1994
                               --------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

Commission file number                   1-3344
                      -----------------------------------------------------

                              Sara Lee Corporation
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                               36-2089049
- ------------------------                                ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

      Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 726-2600
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----

     On January 1, 1994, the Registrant had 478,438,735 outstanding shares of common stock $1.33 1/3 par value, which is registrant's only class of common stock.


                         The document contains 38 pages.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----

PART I -

     FINANCIAL STATEMENTS -
          Preface                                                              3

          Consolidated Balance Sheets -
               At January 1, 1994 and July 3, 1993                             4

          Consolidated Statements of Income -
               For the thirteen and twenty-six weeks ended
                January 1, 1994 and December 26, 1992                          5

          Consolidated Statements of Common Stockholders' Equity -
               For the period June 27, 1992 to January 1, 1994                 6

          Consolidated Statements of Cash Flows -
               For the twenty-six weeks ended January 1, 1994
                and December 26, 1992                                          7

          Notes to Consolidated Financial Statements                           8

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION                                  10


PART II -

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                               13

SIGNATURES                                                                    14

EXHIBIT 10 - Retirement Agreement with Cornelis Boonstra                      15

EXHIBIT 11 - Computation of Net Income Per Common Share                       35

EXHIBIT 12.1 - Computation of Ratio of Earnings to Fixed Charges              37

EXHIBIT 12.2 - Computation of Ratio of Earnings to Fixed Charges and
                Preferred Stock Dividend Requirements                         38

                                     PART I
                                     ------

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                                     Preface
                                     -------

The consolidated financial statements for the thirteen and twenty-six weeks ended January 1, 1994 and December 26, 1992 and the balance sheet as of January 1, 1994 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 1, 1994 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and twenty-six weeks ended January 1, 1994 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's Form 10-K for the year ended July 3, 1993.

                      SARA LEE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS AT JANUARY 1, 1994 AND JULY 3, 1993
                                  (IN MILLIONS)



                                                                        Jan. 1,             July 3,
            ASSETS                                                       1994                1993
            ------                                                    ----------          ----------
Cash and Equivalents                                                  $      210          $      325
Trade Accounts Receivable, less Allowances                                 1,270               1,171
Inventories:
            Finished Goods                                                 1,496               1,413
            Work in Process                                                  336                 322
            Materials and Supplies                                           498                 545
                                                                      ----------          ----------
                                                                           2,330               2,280
Other Current Assets                                                         199                 200
                                                                      ----------          ----------

            Total Current Assets                                           4,009               3,976


Investments in Associated Companies                                          212                 205
Trademarks and Other Assets                                                  501                 518
Property, Net                                                              2,995               2,878
Intangible Assets                                                          3,527               3,285
                                                                      ----------          ----------
                                                                      $   11,244          $   10,862
                                                                      ----------          ----------
                                                                      ----------          ----------

     LIABILITIES AND EQUITY
     ----------------------

Notes Payable                                                         $    1,331          $      843
Accounts Payable                                                             918               1,151
Accrued Liabilities                                                        1,891               1,849
Current Maturities of Long-Term Debt                                         205                 426
                                                                      ----------          ----------

            Total Current Liabilities                                      4,345               4,269


Long-Term Debt                                                             1,368               1,164
Deferred Income Taxes                                                        523                 512
Other Liabilities                                                            687                 705
Minority Interest in Subsidiaries                                            513                 304
Convertible Adjustable Preferred Stock                                        --                  30
Auction Preferred Stock                                                      300                 300
ESOP Convertible Preferred Stock                                             342                 345
Unearned Deferred Compensation                                              (313)               (318)
Common Stockholders' Equity                                                3,479               3,551
                                                                      ----------          ----------
                                                                      $   11,244          $   10,862
                                                                      ----------          ----------
                                                                      ----------          ----------




See accompanying Notes to Consolidated Financial Statements.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JANUARY 1, 1994 AND
                                DECEMBER 26, 1992
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                       THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                      ----------------------        ----------------------
                                                      Jan. 1,       Dec. 26,        Jan. 1,       Dec. 26,
                                                       1994           1992           1994           1992
                                                      -------       --------        -------       --------

Net Sales                                            $ 4,010        $ 3,840        $ 7,806        $ 7,423
                                                       -----          -----          -----          -----

Cost of Sales                                          2,477          2,347          4,861          4,575
Selling, General and Administrative Expenses           1,141          1,146          2,279          2,260
Interest Expense                                          42             29             84             72
Interest Income                                           (9)           (20)           (19)           (41)
                                                       -----          -----          -----          -----
                                                       3,651          3,502          7,205          6,866
                                                       -----          -----          -----          -----

Income Before Income Taxes                               359            338            601            557
Income Taxes                                             123            118            210            195
                                                       -----          -----          -----          -----

Net Income Before Accounting Change                      236            220            391            362
Cumulative Effect of Accounting Change                    --             --            (35)            --
                                                       -----          -----          -----          -----

Net Income                                               236            220            356            362

Preferred Dividend Requirements, Net of Tax                6              7             12             14
                                                       -----          -----          -----          -----

Net Income Available for Common Stockholders         $   230        $   213        $   344        $   348
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

Net Income Per Common Share - Primary

    Before Cumulative Effect of Accounting Change    $  0.48        $  0.44        $  0.79        $  0.72
    Cumulative Effect of Accounting Change                --             --          (0.07)            --
                                                       -----          -----          -----          -----

                                                     $  0.48        $  0.44        $  0.72        $  0.72
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

    Average Shares Outstanding                           478            485            480            484
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

Net Income Per Common Share - Fully Diluted

    Before Cumulative Effect of Accounting Change    $  0.47        $  0.43        $  0.77        $  0.70
    Cumulative Effect of Accounting Change                --             --          (0.07)            --
                                                       -----          -----          -----          -----

                                                     $  0.47        $  0.43        $  0.70        $  0.70
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

    Average Shares Outstanding                           497            504            499            503
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

Cash Dividends Per Common Share                      $  0.16       $  0.145       $  0.305        $  0.27
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----



See accompanying Notes to Consolidated Financial Statements.              Page 5

                      SARA LEE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                 FOR THE PERIOD JUNE 27, 1992 TO JANUARY 1, 1994
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                                                      UNEARNED
                                                           COMMON         CAPITAL       RETAINED      TRANSLATION    RESTRICTED
                                             TOTAL          STOCK         SURPLUS       EARNINGS      ADJUSTMENTS       STOCK
                                             -----         ------         -------       --------     ------------    ----------
Balances at June 27, 1992                  $ 3,382        $   320        $   306        $ 2,649        $   126       $    (19)

Net Income                                     362             --             --            362             --             --
Cash Dividends -
  Common ($.27 per share)                     (130)            --             --           (130)            --             --
  Convertible adjustable preferred
  ($1.36 per share)                             (1)            --             --             (1)            --             --
  Auction preferred
  ($1,496 per share)                            (4)            --             --             (4)            --             --
  ESOP convertible preferred
  ($2.72 per share)                            (13)            --             --            (13)            --             --
Stock Issuances -
  Two-for-one stock split                       --            322           (322)            --             --             --
  Business acquisitions                         30              1             29             --             --             --
  Stock option and benefit plans                29              3             26             --             --             --
  Restricted stock, less
  amortization of $2                             2             --              4             --             --             (2)
Translation Adjustments                       (182)            --             --             --           (182)            --
ESOP Tax Benefit                                 5             --             --              5             --             --
Other                                           (4)            --             (4)            (1)            --              1
                                            ------         ------         ------         ------         ------         ------
Balances at December 26, 1992                3,476            646             39          2,867            (56)           (20)

Net Income                                     342             --             --            342             --             --
Cash Dividends -
  Common ($.29 per share)                     (140)            --             --           (140)            --             --
  Convertible adjustable preferred
  ($1.39 per share)                             (1)            --             --             (1)            --             --
  Auction preferred
  ($1,364.33 per share)                         (4)            --             --             (4)            --             --
  ESOP convertible preferred
  ($2.72 per share)                            (13)            --             --            (13)            --             --
Stock Issuances -
  Business acquisitions                         39              2             37             --             --             --
  Stock option and benefit plans                37              3             34             --             --             --
  Restricted stock, less
  amortization of $2                             2             --              4             --             --             (2)
Reacquired Shares                              (77)            (4)           (73)            --             --             --
Translation Adjustments                       (138)            --             --             --           (138)            --
ESOP Tax Benefit                                 5             --             --              5             --             --
Other                                           23             --             25             --             --             (2)
                                            ------         ------         ------         ------         ------         ------
Balances at July 3, 1993                     3,551            647             66          3,056           (194)           (24)

Net Income                                     356             --             --            356             --             --
Cash Dividends -
  Common ($.305 per share)                    (146)            --             --           (146)            --             --
  Auction preferred
  ($1,301.67 per share)                         (4)            --             --             (4)            --             --
  ESOP convertible preferred
  ($2.72 per share)                            (13)            --             --            (13)            --             --
Stock Issuances -
  Stock option and benefit plans                33              3             30             --             --             --
Restricted Stock Amortization                    2             --             --             --             --              2
Reacquired Shares                             (224)           (12)           (82)          (130)            --             --
Translation Adjustments                        (82)            --             --             --            (82)            --
ESOP Tax Benefit                                 5             --             --              5             --             --
Other                                            1             --             --             (1)            --              2
                                            ------         ------         ------         ------         ------         ------
Balances at January 1, 1994                $ 3,479        $   638        $    14        $ 3,123       $   (276)      $    (20)
                                            ------         ------         ------         ------         ------         ------
                                            ------         ------         ------         ------         ------         ------


See accompanying Notes to Consolidated Financial Statements.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE TWENTY-SIX WEEKS ENDED JANUARY 1, 1994 AND DECEMBER 26, 1992
                                  (IN MILLIONS)



                                                                          TWENTY-SIX WEEKS ENDED
                                                                      ------------------------------
                                                                        Jan. 1,             Dec. 26,
                                                                         1994                1992
                                                                      ----------          ----------
OPERATING ACTIVITIES -
 Net income                                                           $      356          $      362
 Adjustments for non-cash charges included in net income:
  Depreciation and amortization of intangibles                               281                 250
  Increase in deferred income taxes                                            2                  15
  Cumulative effect of accounting change                                      35                  --
  Other                                                                      (85)                (48)
 Changes in current assets and liabilities, excluding
  businesses acquired and sold                                              (302)               (211)
                                                                      ----------          ----------

  Net cash from operating activities                                         287                 368
                                                                      ----------          ----------

INVESTING ACTIVITIES -
 Purchases of property and equipment                                        (319)               (286)
 Acquisitions of businesses                                                 (371)                (40)
 Returns from (investments in) associated companies                           (8)                 29
 Sales of businesses                                                          --                   6
 Sales of property                                                            21                  17
 Other                                                                         4                  27
                                                                      ----------          ----------

 Net cash used in investing activities                                      (673)               (247)
                                                                      ----------          ----------

FINANCING ACTIVITIES -
 Issuances of common stock                                                    33                  29
 Purchases of common stock                                                  (224)                 --
 Issuance of equity securities by subsidiary                                 200                  --
 Redemption of preferred stock                                               (30)                 --
 Borrowings of long-term debt                                                254                   4
 Repayments of long-term debt                                               (260)               (198)
 Short-term borrowings (repayments), net                                     464                 287
 Payments of dividends                                                      (163)               (148)
                                                                      ----------          ----------

 Net cash from (used in) financing activities                                274                 (26)
                                                                      ----------          ----------

Effect of changes in foreign exchange rates on cash                           (3)                 (9)
                                                                      ----------          ----------

Increase (decrease) in cash and equivalents                                 (115)                 86

Cash and equivalents at beginning of year                                    325                 198
                                                                      ----------          ----------

Cash and equivalents at end of quarter                                $      210          $      284
                                                                      ----------          ----------
                                                                      ----------          ----------


COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
  (Increase) in trade accounts receivable                             $     (117)         $      (84)
  (Increase) decrease in inventories                                         (43)                124
  Decrease in other current assets                                            --                   2
  (Decrease) in accounts payable                                            (222)               (259)
  Increase in accrued liabilities                                             80                   6
                                                                      ----------          ----------

Changes in current assets and liabilities                             $     (302)         $     (211)
                                                                      ----------          ----------
                                                                      ----------          ----------




See accompanying Notes to Consolidated Financial Statements.             Page 7

                              SARA LEE CORPORATION
                              --------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


1. During the first quarter of fiscal 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement primarily requires revaluing deferred tax assets and liabilities at the time of enacted tax rate changes. The cumulative effect of adopting this change as of the beginning of the period of change was $35 million, or $.07 per share. Prior year financial statements have not been restated to reflect the new accounting method. The effect of this new standard on income tax expense, exclusive of the cumulative effect adjustment, for the twenty-six weeks ended January 1, 1994 is not material.

     The tax effects of temporary differences that gave rise to significant portions of deferred tax (assets) and liabilities as of the beginning of fiscal 1994 consist of the following:


          Deferred tax (assets):
           Liabilities and reserves                         $(187)
           Benefit plans                                      (36)
           Other                                              (38)
                                                            -----
                                                             (261)
                                                            -----

          Deferred tax liabilities:
           Depreciation and amortization                      186
           Other                                               91
                                                            -----
                                                              277
                                                            -----
          Net deferred tax liability                        $  16
                                                            -----
                                                            -----


2. The Corporation provides postretirement health care benefits to certain domestic and foreign employees who retire after attaining specified age and service requirements. Certain retirees are required to share in the cost of the plans in order to maintain coverage. Employees outside the United States are covered principally by government-sponsored plans, and the cost of company-provided plans is not material.

     At the beginning of fiscal 1994, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its domestic operations. This standard requires the Corporation to accrue the cost of domestic postretirement health care benefits over the employees' active service periods. The Corporation's previous method of accounting for these benefits was similar to that required by SFAS No. 106, and as of the end of fiscal 1993 the entire domestic obligation had been accrued. The actuarial present value of the domestic postretirement benefit obligation as of the start of fiscal 1994 is as follows:


          Retirees                                           $ 84
          Fully eligible active plan participants              19
          Other active plan participants                       41
                                                             ----
          Postretirement benefit obligation recognized
           on the Consolidated Balance Sheet                 $144
                                                             ----
                                                             ----


     This obligation was determined using a 7.75% discount rate. The assumed health care cost trend rate was 15% in fiscal 1994 decreasing to 7% in fiscal 2002 and beyond. Increasing the health care cost trend by one percentage point would increase the accumulated postretirement obligation by approximately 10% and the aggregate service and interest cost by approximately 12%. The plans have no assets.

3. In July 1993, a domestic subsidiary issued $200 million of equity securities which provide a rate of return to the holder based upon a specified inter-bank borrowing rate. No gain or loss was recognized on the issuance of the securities. This investment is recognized under the caption Minority Interest in Subsidiaries on the Consolidated Balance Sheets. The securities are redeemable in fiscal 1996 and may be called at any time by the subsidiary. The subsidiary has the option of redeeming the securities with either cash, debt or equity of the Corporation. The proceeds received by the subsidiary were used to purchase the Corporation's common stock on the open market.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

          Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
                             and Financial Condition
                             -----------------------


The following is a discussion of the results of operations for the second quarter and first half of fiscal 1994 compared to the comparable periods of fiscal 1993 and a discussion of the changes in financial condition during the first half of 1994.

RESULTS OF OPERATIONS

     Comparison of Second Quarter 1994 to Second Quarter 1993
     --------------------------------------------------------

     Current quarter sales of $4.01 billion were $170 million or 4.4% above the $3.84 billion reported in the second quarter of last year. Businesses acquired net of businesses sold subsequent to the start of the second quarter of last year increased sales by approximately 6.5 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of decreasing sales in 1994 by approximately 3.1 percentage points. Thus, on a comparable basis, sales increased approximately 1%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged Food sales increased 5.8% while comparable Packaged Consumers Products sales decreased 3.1% as compared to the second quarter of last year.

     Cost of sales increased by $130 million or 5.6% while the gross profits margin was 38.2% in the current quarter compared to 38.9% in the second quarter of last year. Packaged Consumer Products gross margins declined and the mix of sales was more heavily weighted toward Packaged Foods which have lower margins than Packaged Consumer Products.

     Selling general and administrative expenses of $1.14 billion remained approximately the same as in the second quarter of last year. Increased advertising and promotion expenditures were offset by the strengthening of the U.S. dollar relative to foreign currencies and greater operating efficiencies.

     Net interest expense increased $24 million from $9 million last year to $33 million in the current year. The increase in interest expense is primarily due to financing costs associated with acquisitions and capital expenditures. In addition, net interest expense in the second quarter of last year was favorably impacted by lower costs associated with an interest rate swap transaction.

     The effective tax rate decreased from 35.0% to 34.3%.   This was primarily
     due to lower effective tax rates for certain European businesses.

     Net income increased 7.4% to $236 million. Net income per share increased 9.1% to $.48 per share from the $.44 per share reported last year. The higher percentage increase in earnings per share compared to net income is primarily attributable to the company's repurchase of its outstanding common shares and a lower level of shares relating to stock options.

     Comparison of First Half of 1994 to First Half of 1993
     ------------------------------------------------------

     Net sales for the first half of 1994 were $7.81 billion or 5.2% higher than the $7.42 billion reported last year. Adjusting sales for businesses sold and acquired subsequent to the start of fiscal 1993 and foreign currency fluctuations, sales increased by approximately 3.0%. Cost of sales increased by $286 million or 6.3% while the gross profit margin percentage was 37.7% in the first half of 1994 and 38.4% in the comparable period last year. Packaged Consumer Products gross margins declined and the mix of sales in the first half of fiscal 1994 was more heavily weighted toward Packaged Foods which have lower margins than consumer products.

     Selling, general and administrative (SG&A) expenses of $2.28 billion were $19 million or .8% higher than the first six months of last year. The impact of acquisitions and an increase in advertising and promotion expense on SG&A expenses was largely offset by the strengthening of the U.S. dollar relative to foreign currencies and by cost reduction programs. Net interest was $65 million compared to $31 million in the prior year. The $34 million increase resulted primarily from the factors noted in the second quarter results of operations.

     The Corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes" at the start of fiscal 1994. The cumulative effect of initially applying this statement resulted in a charge of $35 million or $.07 per share in the first quarter. See note 1 on page 8 for details.

     The effective tax rate, excluding the cumulative impact of adopting SFAS 109 was 35% in the first six months of 1994 which approximated the effective tax rate in the comparable period of 1993. The impact of the increase in the U.S. statutory tax rate was largely offset by lower effective rates for certain European businesses.

     Excluding the cumulative impact of the accounting change, net income increased 8.1% to $391 million while net income per share increased 9.7% to $.79 from $.72 last year. The higher percentage increase in earnings per share compared to net income is attributable to the company's purchase of its outstanding common shares, a lower level of shares related to stock options and lower preferred dividends. Including the cumulative impact of the accounting change, net income decreased 1.6% while earnings per share remained the same as in the comparable period last year.


     Future Trends
     -------------

     In a January 27, 1994 press release, the Corporation indicated that results for the third quarter of fiscal 1994 are expected to approximate those of the third quarter of fiscal 1993. Ongoing softness in the Corporation's European hosiery and knit products operations combined with weaker than expected trends for U.S. hosiery and knit products are the factors causing the flat earnings projection. Results for the full year are, however, expected to exceed those reported in fiscal 1993.

FINANCIAL CONDITION


During the first six months of 1994, cash and equivalents decreased by $115 million while short term borrowings (notes payable) increased by $488 million. These changes are primarily attributable to acquisitions of businesses and capital expenditures.

Minority interest in subsidiaries increased in the first quarter of fiscal 1994 as a result of the issuance of $200 million of equity securities by a domestic subsidiary of the Corporation. The proceeds received by the subsidiary were used to purchase the Corporation's common stock on the open market. See note 3 on page 9 for details.

                                     PART II

                    Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                  Page Number or
     Exhibit                                     Incorporated herein
     Number                Description            by Reference to
     -------        --------------------------    ------------------

     10             Retirement Agreement
                    with Cornelis Boonstra             15

     11             Computation of Net Income
                    Per Common Share                   35

     12.1           Computation of Ratio of
                    Earnings to Fixed Charges          37

     12.2           Computation of Ratio of
                    Earnings to Fixed Charges
                    and Preferred Stock
                    Dividend Requirements              38

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

                               S I G N A T U R E S
                               -------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SARA LEE CORPORATION
                                        --------------------

                                            (Registrant)



                                        By:  /s/ Michael E. Murphy
                                           ---------------------------------
                                             Michael E. Murphy
                                                Vice Chairman and
                                                 Chief Financial
                                                 and Administrative Officer



                                        By:  /s/ Wayne Szypulski
                                           ---------------------------------
                                             Wayne Szypulski
                                                Controller




DATE:  February 11, 1994