Form 10-Q
period 1994-04-02
LEE SARA CORP
filed 1994-05-13
CIK 23666

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the quarterly period ended    April 2, 1994
                                  -------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

Commission file number             1-3344
                      --------------------------------------------------

                                Sara Lee Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Maryland                                36-2089049
         --------                              --------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

     Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
   -------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               (312) 726-2600
        ----------------------------------------------------------
           (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----
         On April 2, 1994, the Registrant had 479,396,649 outstanding shares of common stock $1.33 1/3 par value, which is registrant's only class of common stock.

                        The document contains 18 pages.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I -
         FINANCIAL STATEMENTS -
                 Preface                                                               3

                 Consolidated Balance Sheets -
                          At April 2, 1994 and July 3, 1993                            4

                 Consolidated Statements of Income -
                          For the thirteen and thirty-nine weeks ended
                           April 2, 1994 and March 27, 1993                            5

                 Consolidated Statements of Common Stockholders' Equity -
                          For the period June 27, 1992 to April 2, 1994                6

                 Consolidated Statements of Cash Flows -
                          For the thirty-nine weeks ended April 2, 1994
                           and March 27, 1993                                          7

                 Notes to Consolidated Financial Statements                            8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION                                   10

PART II -

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                   13

SIGNATURES                                                                            14

EXHIBIT 11 - Computation of Net Income Per Common Share                               15

EXHIBIT 12.1 - Computation of Ratio of Earnings to Fixed Charges                      17

EXHIBIT 12.2 - Computation of Ratio of Earnings to Fixed Charges and
                Preferred Stock Dividend Requirements                                 18

                                     PART I

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                    Preface

The consolidated financial statements for the thirteen and thirty-nine weeks ended April 2, 1994 and March 27, 1993 and the balance sheet as of April 2, 1994 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 2, 1994 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and thirty-nine weeks ended April 2, 1994 are not necessarily indicative of the operating results for the full fiscal year.

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

                    SARA LEE CORPORATION AND SUBSIDIARIES
        Consolidated Balance Sheets at April 2, 1994 and July 3, 1993
                                (in millions)

                                                               April 2,        July 3,
                                                                1994            1993
                                                              --------         --------
         ASSETS

Cash and Equivalents                                          $   175         $   325
Trade Accounts Receivable, less Allowances                      1,357           1,171
Inventories:
         Finished Goods                                         1,654           1,413
         Work in Process                                          352             322
         Materials and Supplies                                   554             545
                                                              --------         --------
                                                                2,560           2,280
Other Current Assets                                              213             200
                                                              --------         --------
         Total Current Assets                                   4,305           3,976

Investments in Associated Companies                               158             205
Trademarks and Other Assets                                       511             518
Property, Net                                                   3,090           2,878
Intangible Assets                                               3,565           3,285
                                                              --------         --------
                                                              $11,629         $10,862
                                                              --------         --------
                                                              --------         --------

         LIABILITIES AND EQUITY

Notes Payable                                                 $ 1,423         $   843
Accounts Payable                                                  974           1,151
Accrued Liabilities                                             1,866           1,849
Current Maturities of Long-Term Debt                              231             426
                                                              --------         --------
         Total Current Liabilities                              4,494           4,269

Long-Term Debt                                                  1,462           1,164
Deferred Income Taxes                                             525             512
Other Liabilities                                                 682             705
Minority Interest in Subsidiaries                                 543             304
Convertible Adjustable Preferred Stock                             --              30
Auction Preferred Stock                                           300             300
ESOP Convertible Preferred Stock                                  342             345
Unearned Deferred Compensation                                   (313)           (318)
Common Stockholders' Equity                                     3,594           3,551
                                                              --------         --------
                                                              $11,629         $10,862
                                                              --------         --------
                                                              --------         --------


See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
 For the Thirteen and Thirty-Nine Weeks Ended April 2, 1994 and March 27, 1993
                      (in millions, except per share data)


                                                       THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                       --------------------            -----------------------
                                                       April 2,         Mar. 27,       April 2,         Mar. 27,
                                                        1994             1993           1994             1993
                                                      --------         --------       --------         --------
Net Sales                                             $ 3,664          $ 3,308        $11,470          $10,731
                                                      --------         --------       --------         --------
Cost of Sales                                           2,276            2,049          7,137            6,624
Selling, General and Administrative Expenses            1,119            1,007          3,398            3,267
Interest Expense                                           47               37            131              109
Interest Income                                           (12)             (19)           (31)             (60)
                                                      --------         --------       --------         --------
                                                        3,430            3,074         10,635            9,940
                                                      --------         --------       --------         --------
Income Before Income Taxes                                234              234            835              791
Income Taxes                                               82               82            292              277
                                                      --------         --------       --------         --------
Net Income Before Accounting Change                       152              152            543              514
Cumulative Effect of Accounting Change                     --               --            (35)              --
                                                      --------         --------       --------         --------
Net Income                                                152              152            508              514
Preferred Dividend Requirements, Net of Tax                 6                6             18               19
                                                      --------         --------       --------         --------
Net Income Available for Common Stockholders          $   146          $   146        $   490          $   495
                                                      --------         --------       --------         --------
                                                      --------         --------       --------         --------

Net Income Per Common Share - Primary

    Before Cumulative Effect of Accounting Change     $  0.30          $  0.30        $  1.09          $  1.02
    Cumulative Effect of Accounting Change                 --               --          (0.07)              --
                                                      --------         --------       --------         --------
                                                      $  0.30          $  0.30        $  1.02          $  1.02
                                                      --------         --------       --------         --------
                                                      --------         --------       --------         --------
    Average Shares Outstanding                            479              487            480              485
                                                      --------         --------       --------         --------
                                                      --------         --------       --------         --------

Net Income Per Common Share - Fully Diluted

    Before Cumulative Effect of Accounting Change     $  0.29          $  0.30        $  1.06          $  1.00
    Cumulative Effect of Accounting Change                 --               --          (0.07)              --
                                                      --------         --------       --------         --------
                                                      $  0.29          $  0.30        $  0.99          $  1.00
                                                      --------         --------       --------         --------
                                                      --------         --------       --------         --------
    Average Shares Outstanding                            498              506            499              504
                                                      --------         --------       --------         --------
                                                      --------         --------       --------         --------
Cash Dividends Per Common Share                       $  0.16          $ 0.145        $ 0.465          $ 0.415
                                                      --------         --------       --------         --------
                                                      --------         --------       --------         --------





See accompanying Notes to Consolidated Financial Statements.             Page 5

                     SARA LEE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Common Stockholders' Equity
                 For the Period June 27, 1992 to April 2, 1994
                      (in millions, except per share data)

                                                                                                      UNEARNED
                                                  COMMON     CAPITAL     RETAINED     TRANSLATION   RESTRICTED
                                       TOTAL      STOCK      SURPLUS     EARNINGS     ADJUSTMENTS      STOCK
                                      -------    -------     --------    ---------    -----------    ----------
Balances at June 27, 1992             $3,382     $   320     $   306     $  2,649     $     126      $     (19)

Net Income                               514          --          --          514            --             --
Cash Dividends -
     Common ($.415 per share)           (200)         --          --         (200)           --             --
     Convertible adjustable
       preferred
     ($2.06 per share)                    (1)         --          --           (1)           --             --
     Auction preferred
     ($2,176.66 per share)                (6)         --          --           (6)           --             --
     ESOP convertible
       preferred
     ($4.0781 per share)                 (19)         --          --          (19)           --             --
Stock Issuances -
     Two-for-one stock split              --         322        (322)          --            --             --
     Business acquisitions                65           2          63           --            --             --
     Stock option and benefit plans       48           4          44           --            --             --
     Restricted stock, less
     amortization of $3                    3          --           5           --            --             (2)
Reacquired Shares                        (43)         (2)        (41)          --            --             --
Translation Adjustments                 (222)         --          --           --          (222)            --
ESOP Tax Benefit                           7          --          --            7            --             --
Other                                     (2)          1          (3)          (1)           --              1
                                      -------    -------     --------    ---------    -----------    ----------
Balances at March 27, 1993             3,526         647          52        2,943           (96)           (20)

Net Income                               190          --          --          190            --             --
Cash Dividends -
     Common ($.145 per share)            (70)         --          --          (70)           --             --
     Convertible adjustable
       preferred
     ($.69 per share)                     (1)         --          --           (1)           --             --
     Auction preferred
     ($683.67 per share)                  (2)         --          --           (2)           --             --
     ESOP convertible preferred
     ($1.3594 per share)                  (7)         --          --           (7)           --             --
Stock Issuances -
     Business acquisitions                 4           1           3           --            --             --
     Stock option and benefit plans       18           2          16           --            --             --
     Restricted stock, less
     amortization of $1                    1          --           3           --            --             (2)
Reacquired Shares                        (34)         (2)        (32)          --            --             --
Translation Adjustments                  (98)         --          --           --           (98)            --
ESOP Tax Benefit                           3          --          --            3            --             --
Other                                     21          (1)         24           --            --             (2)
                                      -------    -------     --------    ---------    -----------    ----------
Balances at July 3, 1993               3,551         647          66        3,056          (194)           (24)

Net Income                               508          --          --          508            --             --
Cash Dividends -
     Common ($.465 per share)           (222)         --          --         (222)           --             --
     Auction preferred
     ($1,962.00 per share)                (6)         --          --           (6)           --             --
     ESOP convertible preferred
     ($4.0781 per share)                 (19)         --          --          (19)           --             --
Stock Issuances -
     Stock option and benefit plans       48           4          44           --            --             --
     Restricted stock, less
     amortization of $2                    2          --           1           --            --              1
Reacquired Shares                       (224)        (12)        (82)        (130)           --             --
Translation Adjustments                  (51)         --          --           --           (51)            --
ESOP Tax Benefit                           7          --          --            7            --             --
Other                                     --          --          --           (2)           --              2
                                      -------    -------     --------    ---------    -----------    ----------
Balances at April 2, 1994             $3,594     $   639     $    29     $  3,192     $    (245)     $     (21)
                                      -------    -------     --------    ---------    -----------    ----------
                                      -------    -------     --------    ---------    -----------    ----------

See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
        For the Thirty-Nine Weeks Ended April 2, 1994 and March 27, 1993
                                 (in millions)

                                                                           THIRTY-NINE WEEKS ENDED
                                                                         ---------------------------
                                                                           April 2,       Mar. 27,
                                                                             1994           1993
                                                                         -----------   ------------
OPERATING ACTIVITIES -
  Net income                                                              $     508      $     514
  Adjustments for non-cash charges included in net income:
     Depreciation and amortization of intangibles                               440            383
     Increase in deferred income taxes                                            4             31
     Cumulative effect of accounting change                                      35             --
     Other                                                                     (102)           (74)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                              (575)          (365)
                                                                         -----------   ------------
  Net cash from operating activities                                            310            489
                                                                         -----------   ------------
INVESTING ACTIVITIES -
  Purchases of property and equipment                                          (458)          (456)
  Acquisitions of businesses                                                   (404)          (156)
  Returns from associated companies                                              48              5
  Sales of businesses                                                            --             31
  Sales of property                                                              36             23
  Other                                                                           5             28
                                                                         -----------   ------------
  Net cash used in investing activities                                        (773)          (525)
                                                                         -----------   ------------
FINANCING ACTIVITIES -
  Issuances of common stock                                                      48             48
  Purchases of common stock                                                    (224)           (43)
  Issuance of equity securities by subsidiary                                   200             --
  Redemption of preferred stock                                                 (30)            --
  Borrowings of long-term debt                                                  366              9
  Repayments of long-term debt                                                 (276)          (241)
  Short-term borrowings, net                                                    476            514
  Payments of dividends                                                        (247)          (226)
                                                                         -----------   ------------
  Net cash from financing activities                                            313             61
                                                                         -----------   ------------
Effect of changes in foreign exchange rates on cash                              --             (6)
                                                                         -----------   ------------
Increase (decrease) in cash and equivalents                                    (150)            19
Cash and equivalents at beginning of year                                       325            198
                                                                         -----------   ------------
Cash and equivalents at end of quarter                                    $     175      $     217
                                                                         -----------   ------------
                                                                         -----------   ------------
COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) decrease in trade accounts receivable                     $    (150)     $      25
     (Increase) in inventories                                                 (224)           (63)
     (Increase) in other current assets                                         (10)           (33)
     (Decrease) in accounts payable                                            (196)          (255)
     Increase (decrease) in accrued liabilities                                   5            (39)
                                                                         -----------   ------------
Changes in current assets and liabilities                                 $    (575)     $    (365)
                                                                         -----------   ------------
                                                                         -----------   ------------

See accompanying Notes to Consolidated Financial Statements.
                                                                         Page 7

                     SARA LEE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.  During the first quarter of fiscal 1994, the Corporation adopted
    Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement primarily requires revaluing deferred tax assets and liabilities at the time of enacted tax rate changes. The cumulative effect of adopting this change as of the beginning of the period of change was $35 million, or $.07 per share. Prior year financial statements have not been restated to reflect the new accounting method.
    The effect of this new standard on income tax expense, exclusive of the cumulative effect adjustment, for the thirty-nine weeks ended April 2, 1994 is not material.

    The tax effects of temporary differences that gave rise to significant portions of deferred tax (assets) and liabilities as of the beginning of fiscal 1994 consist of the following:

          Deferred tax (assets):
             Liabilities and reserves               $(187)
             Benefit plans                            (36)
             Other                                    (38)
                                                    ------
                                                     (261)
                                                    ------
          Deferred tax liabilities:
             Depreciation and amortization            186
             Other                                     91
                                                    ------
                                                      277
                                                    ------
          Net deferred tax liability               $   16
                                                    ------
                                                    ------

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

          Retirees                                         $  84
          Fully eligible active plan participants             19
          Other active plan participants                      41
                                                           -----
          Postretirement benefit obligation recognized
            on the Consolidated Balance Sheet              $ 144
                                                           -----
                                                           -----

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Results of Operations

                            and Financial Condition


The following is a discussion of the results of operations for the third quarter and first nine months of 1994 compared to the comparable periods of 1993 and a discussion of the changes in financial condition during the first nine months of 1994.

RESULTS OF OPERATIONS

      COMPARISON OF THIRD QUARTER 1994 TO THIRD QUARTER OF 1993

      Current quarter sales of $3.66 billion were $356 million or 10.8% above the $3.31 billion reported in the third quarter of last year. Businesses acquired net of businesses sold subsequent to the start of the third quarter of last year increased sales by approximately 5.1 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of decreasing sales in 1994 by approximately
      1.8 percentage points. Thus, on a comparable basis, sales increased approximately 7.5%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged Foods sales increased 8.1% and comparable Packaged Consumer Products sales increased 6.9% as compared to the third quarter of last year.

      Cost of sales increased $227 million or 11.1% while the gross profit margin was 37.9% in the current quarter compared to 38.0% in the third quarter of last year. Declines in Packaged Consumer Products gross margins were offset in part by higher Packaged Foods gross margins.

      Selling, general and administrative expenses of $1.12 billion increased $112 million or 11.1% above the $1.01 billion reported in the third quarter last year. Increased marketing and administrative costs, and the impact of acquisitions were offset in part by the strengthening of the U.S. dollar relative to foreign currencies.

      Net interest expense increased $17 million from $18 million last year to $35 million in the current year. The increase in interest expense is primarily due to financing costs associated with acquisitions and capital expenditures.

      The effective tax rate was 35.0% as compared to the 34.8% reported in the third quarter of last year. The impact of the increase in the U.S. statutory tax rate was largely offset by lower effective rates for certain European businesses.

      Net income and primary earnings per share of $152 million and $.30 per share, respectively, were equivalent to amounts reported last year.

      COMPARISON OF FIRST NINE MONTHS OF 1994 TO FIRST NINE MONTHS OF 1993

      Net sales for the first nine months of 1994 were $11.47 billion or 6.9% higher than the $10.73 billion reported last year. Adjusting sales for businesses sold and acquired subsequent to the start of fiscal 1993 and foreign currency fluctuations, sales increased by approximately 4.4%. Cost of sales increased by $513 million or 7.8% while the gross profit margin percentage was 37.8% in the first nine months of 1994 and 38.3% in the comparable period last year. Packaged Consumer Products and Packaged Foods gross margins declined.

      Selling, general and administrative expenses of $3.40 billion were $131 million or 4.0% higher than the first nine months of last year. Increased marketing and administrative costs, and the impact of acquisitions were offset in part by the strengthening of the U.S. dollar relative to foreign currencies. Net interest was $100 million compared to $49 million in the prior year. The $51 million increase resulted primarily from the factors noted in the third quarter results of operations.

      The Corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes" at the start of fiscal 1994. The cumulative effect of initially applying this statement resulted in a charge of $35 million or $.07 per share in the first quarter. See note 1 on page 8 for details.

      The effective tax rate, excluding the cumulative impact of adopting SFAS 109, was 35.0% in the first nine months of 1994 and the comparable period of 1993. The impact of the increase in the U.S. statutory tax rate was largely offset by lower effective rates for certain European businesses.

      Excluding the cumulative impact of the accounting change, net income increased 5.5% to $543 million while net income per share increased 6.9% to $1.09 from $1.02 last year. The higher percentage increase in earnings per share compared to net income is attributable to the Corporation's purchase of its outstanding common shares, a lower level of shares related to stock options and lower preferred dividends. Including the cumulative impact of the accounting change, net income decreased 1.3% while earnings per share remained the same as in the comparable period last year.

      FUTURE TRENDS

      The Corporation expects results for the fourth quarter of fiscal 1994 to approximate those of the fourth quarter of 1993. Ongoing softness in the Corporation's European hosiery and knit products operations is the primary cause of the flat earnings projection. Results for the full year are, however, expected to exceed those reported in fiscal 1993.

FINANCIAL CONDITION

    During the first nine months of 1994, cash and equivalents decreased by $150 million while short-term borrowings (notes payable) increased by $580 million and long-term debt increased by $103 million. These changes are primarily attributable to acquisitions of businesses and capital expenditures.

    Minority interest in subsidiaries increased in the first quarter of fiscal 1994 as a result of the issuance of $200 million of equity securities by a domestic subsidiary of the Corporation. The proceeds received by the subsidiary were used to purchase the Corporation's common stock on the open market. See note 3 on page 9 for details.

                                    PART II

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                                             PAGE NUMBER OR
       EXHIBIT                                                            INCORPORATED HEREIN
       NUMBER                    DESCRIPTION                                BY REFERENCE TO
       ------             -----------------------------              ---------------------------

        11                 Computation of Net Income                             15
                           Per Common Share

        12.1               Computation of Ratio of
                           Earnings to Fixed Charges                             17

        12.2               Computation of Ratio of
                           Earnings to Fixed Charges
                           and Preferred Stock Dividend
                           Requirements                                          18

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

                                             SARA LEE CORPORATION
                                             --------------------
                                                 (Registrant)




                                             By: /s/ Michael E. Murphy
                                                ---------------------------
                                                  Michael E. Murphy
                                                  Vice Chairman and Chief
                                                  Financial and Administrative
                                                  Officer



                                             By: /s/ Wayne R. Szypulski
                                                ------------------------------
                                                  Wayne R. Szypulski
                                                  Controller


DATE:  May 13, 1994

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  COMPUTATION OF NET INCOME PER COMMON SHARE          EXHIBIT 11
                      (in millions except per share data)


                                                    FOR THE PERIOD ENDED APRIL 2, 1994
                                                ---------------------------------------------
                                                        PRIMARY             FULLY DILUTED
                                                --------------------    ---------------------
                                                Thirteen  Thirty-Nine   Thirteen  Thirty-Nine
                                                  Weeks      Weeks        Weeks      Weeks
                                                 -------    -------      -------   -----------
EARNINGS:
Net income before accounting change               $  152    $  543        $  152     $  543

Cumulative effect of accounting change                --       (35)           --        (35)
                                                 -------    -------      -------   -----------
Net income                                           152       508           152        508

Less:  Dividends on Preferred Stocks,
       net of tax benefits                            (6)      (18)           (2)        (7)

       Adjustment attributable to conversion
        of ESOP Convertible Preferred Stock
                                                      --        --            (2)        (6)
                                                 -------    -------      -------   -----------
Net Income Available for Common Stockholders      $  146    $  490        $  148     $  495
                                                 -------    -------      -------   -----------
                                                 -------    -------      -------   -----------

SHARES:

Average Shares Outstanding                           477       478           477        478

Add:  Common Stock Equivalents -

       Stock options                                   1         1             1          1

       ESOP Convertible Preferred Stock               --        --            19         19

       Restricted stock and other                      1         1             1          1
                                                 -------    -------      -------   -----------
Adjusted Weighted Average Shares Outstanding         479       480           498        499
                                                 -------    -------      -------   -----------
                                                 -------    -------      -------   -----------


NET INCOME PER COMMON SHARE:

  Before cumulative effect of accounting          $ 0.30    $ 1.09        $ 0.29     $ 1.06
   change
  Cumulative effect of accounting change              --     (0.07)           --      (0.07)
                                                 -------    -------      -------   -----------

                                                  $ 0.30    $ 1.02        $ 0.29     $ 0.99
                                                 -------    -------      -------   -----------
                                                 -------    -------      -------   -----------

              SARA LEE CORPORATION AND SUBSIDIARIES

           COMPUTATION OF NET INCOME PER COMMON SHARE              EXHIBIT 11
             (in millions except per share data)                   (continued)




                                                  FOR THE PERIOD ENDED MARCH 27, 1993
                                              --------------------------------------------
                                                       PRIMARY            FULLY DILUTED
                                              ---------------------  ---------------------
                                              Thirteen  Thirty-Nine  Thirteen  Thirty-Nine
                                                Weeks      Weeks       Weeks      Weeks
                                               -------    -------     -------   ----------
EARNINGS:

Net income                                      $  152     $  514      $  152       $  514

Less:  Dividends on Preferred Stocks,
       net of tax benefits                          (6)       (19)         (2)          (8)

       Adjustment attributable to
       conversion of ESOP Convertible
       Preferred Stock                              --         --          (1)          (4)
                                               -------    -------     -------      -------
Net Income Available for Common
  Stockholders                                  $  146     $  495      $  149       $  502
                                               -------    -------     -------      -------
                                               -------    -------     -------      -------




SHARES:

Average Shares Outstanding                         483        481         483          481

Add:  Common Stock Equivalents -

       Stock options                                 3          3           3            3

       ESOP Convertible Preferred Stock             --         --          19           19

       Restricted stock and other                    1          1           1            1
                                               -------    -------     -------      -------
Adjusted Weighted Average
  Shares Outstanding                               487        485         506          504
                                               -------    -------     -------      -------
                                               -------    -------     -------      -------




NET INCOME PER COMMON SHARE:                    $ 0.30     $ 1.02      $ 0.30       $ 1.00
                                               -------    -------     -------      -------
                                               -------    -------     -------      -------

                     SARA LEE CORPORATION AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES     EXHIBIT 12.1
                            (In millions except ratios)




                                                            Thirty-Nine Weeks Ended
                                                            -----------------------
                                                             April 2,      Mar. 27,
                                                               1994         1993
                                                            ----------   ----------
Fixed charges:
   Interest expense                                          $    131      $   109
   Interest portion of rental expense                              46           43
                                                           ----------   ----------
   Total fixed charges before capitalized interest                177          152
   Capitalized interest                                            17           16
                                                            ----------   ----------
      Total fixed charges                                    $    194      $   168
                                                            ----------   ----------
                                                            ----------   ----------
Earnings available for fixed charges:
   Income before income taxes                                $    835      $   791
   Less undistributed income in minority owned companies           (5)          (5)
   Add minority interest in majority-owned subsidiaries            19           18
   Add amortization of capitalized interest                        14           13
   Add fixed charges before capitalized interest                  177          152
                                                            ----------   ----------
      Total earnings available for fixed charges             $  1,040      $   969
                                                            ----------   ----------
                                                            ----------   ----------

Ratio of earnings to fixed charges                                5.4          5.8
                                                            ----------   ----------
                                                            ----------   ----------

                SARA LEE CORPORATION AND SUBSIDIARIES
          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES        EXHIBIT 12.2
              AND PREFERRED STOCK DIVIDEND REQUIREMENTS
                      (In millions except ratios)

                                                                          Thirty-Nine Weeks Ended
                                                                          -----------------------

                                                                           April 2,      Mar. 27,
                                                                             1994         1993
                                                                          ---------     --------
Fixed charges and preferred stock dividend requirements:
   Interest expense                                                       $    131      $   109
   Interest portion of rental expense                                           46           43
                                                                          ---------     --------
   Total fixed charges before capitalized interest
      and preferred stock dividend requirements                                177          152
   Capitalized interest                                                         17           16
   Preferred stock dividend requirements (1)                                    29           31
                                                                          ---------     --------
      Total fixed charges and preferred stock
         dividend requirements                                            $    223      $   199
                                                                          ---------     --------
                                                                          ---------     --------
Earnings available for fixed charges and preferred
      stock dividend requirements:
   Income before income taxes                                             $    835      $   791
   Less undistributed income in minority owned companies                        (5)          (5)
   Add minority interest in majority-owned subsidiaries                         19           18
   Add amortization of capitalized interest                                     14           13
   Add fixed charges before capitalized interest and
      preferred stock dividend requirements                                    177          152
                                                                          ---------     --------
      Total earnings available for fixed charges and
         preferred stock dividend requirements                            $  1,040      $   969
                                                                          ---------     --------
                                                                          ---------     --------
Ratio of earnings to fixed charges and preferred stock
   dividend requirements                                                       4.7          4.9
                                                                          ---------     --------
                                                                          ---------     --------



(1) Preferred stock dividends in the computation have been increased to an amount representing the pretax earnings that would have been required to cover such dividends.