Form 10-K
period 1994-07-02
LEE SARA CORP
filed 1994-09-30
CIK 23666

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 2, 1994             COMMISSION FILE NUMBER 1-3344
                               ------------------

                              SARA LEE CORPORATION
             (Exact name of registrant as specified in its charter)

                 MARYLAND                              36-208904
       (State of Incorporation)           (I.R.S. Employer Identification No.)
        THREE FIRST NATIONAL PLAZA                     60602-4260
            CHICAGO, ILLINOIS                          (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number including area code: (312) 726-2600

                               ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                    ON WHICH REGISTERED
- - - ----------------------------------   -------------------------------------
Common Stock, $1.33 1/3 par value     The Chicago Stock Exchange
                                      The New York Stock Exchange
                                      The Pacific Stock Exchange
                                      Amsterdam Stock Exchange
                                      The Bourse (Paris)
                                      Stock Exchange of Basel
                                      Stock Exchange of Geneva
                                      The Stock Exchange (London)
                                      Stock Exchange of Zurich
Preferred Stock Purchase Rights       The Chicago Stock Exchange
                                      The New York Stock Exchange
                                      The Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $11,118,166,220 as of September 1, 1994.

     On September 1, 1994, the registrant had outstanding 481,761,768 shares of common stock of $1.33 1/3 par value, which is registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

      DOCUMENTS            FORM 10-K REFERENCE
- - - ----------------------    ----------------------
Proxy Statement dated      Part III. Items 10-13
  September 15, 1994

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                     PART I

Item 1. Business

                      (A) GENERAL DEVELOPMENT OF BUSINESS

     Sara Lee Corporation ("Sara Lee") is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. It was incorporated in Baltimore, Maryland in 1939 as the C.D. Kenney Company and adopted its current name in 1985.

     In fiscal 1994, the main focus of Sara Lee's two industry segments, Packaged Foods and Packaged Consumer Products, was to continue to build brand equity and improve returns and market share. These objectives were pursued by the introduction of new products and the expansion of existing products into new markets.

     During the latter part of the fiscal year, Sara Lee announced the implementation of a worldwide restructuring program designed to accelerate the achievement of higher returns and lower costs throughout its lines of business. The restructuring plan involved a fourth quarter charge of $732 million before tax and affected all four of Sara Lee's lines of business--Packaged Meats and Bakery, Coffee and Grocery, Personal Products, and Household and Personal Care--although the majority of the charge was related to worldwide segments of the Personal Products operations. The charge incorporated severance for approximately 9,900 employees, as well as the costs of closing, consolidating, and realigning production and distribution facilities throughout the world.

                            SARA LEE PACKAGED FOODS

SARA LEE PACKAGED MEATS AND BAKERY

     Sara Lee Packaged Meats continued to introduce new food products during fiscal 1994, with an emphasis on "better-for-you" products and convenience foods. Several Sara Lee meat brands introduced reduced-fat products in fiscal 1994 and early fiscal 1995, including Ball Park 97, Bryan Juicy 'N Lean, and Kahn's Extra Lean hot dogs. Hillshire Farm & Kahn's launched the national distribution of low-fat, regular-sliced luncheon meats, and reformulated Hillshire Farm Lite Smoked Sausage and Hillshire Farm Lite Polska Kielbasa to be 85% fat-free, while Jimmy Dean Foods introduced three varieties of single-serve breakfast sandwiches.

     Outside the United States, Sara Lee's objective of broadening markets served was reflected in its joint venture with AXA Alimentos S. A. de C.V., which owns Kir Alimentos S. A. de C.V., Mexico's second largest packaged meats company and a leading manufacturer of hot dogs, lunch meats, sausages, and ham.

     Sara Lee Bakery introduced, and/or expanded its distribution of, a number of new products, including Sara Lee Coffee Crumb Cake and Sara Lee Cream Pies. In addition, Sara Lee Bakery's foodservice business introduced a new line of fruit cobbler products, together with a reformulated pumpkin pie that is shelf-stable for up to three days.

SARA LEE COFFEE AND GROCERY

     During fiscal 1994, the Coffee and Grocery line of business introduced such new items as Piazzo D'Oro espresso products and the Douwe Egberts Grand Cafe assortment of flavored instant coffees in the Netherlands, and a decaffeinated version of Maison du Cafe L'Or in France.

     Sara Lee also entered the Mexican coffee systems market through distributors, and significantly increased its interest in Friele, a Norwegian coffee company that holds a 27% share in the Norwegian roasted coffee market.

     In the United States, Superior Coffee and Foods became the exclusive coffee system service to the MGM Grand Casino and Theme Park in Las Vegas, the world's largest hotel.

     The year saw increased volatility in the price of green coffee due, in large part, to a general tightening in supply, social and economic conditions in many producing nations, fluctuation in the commodities market caused by investment fund participation, and poor weather conditions in Brazil in early fiscal 1995. Sara Lee's ability to adjust its inventory and pricing practices enabled it to respond successfully to these challenges, which are expected to continue throughout fiscal 1995.

     New tea products were launched during the fiscal year. Pickwick Cocktails tea, with a mixture of three fruit tastes, and Pickwick Ice Tea Lemon in cans and one-liter bottles were introduced in the Netherlands, while Pickwick black and fruit-flavored teas were introduced in Russia and are now available in every major Russian city.

                      SARA LEE PACKAGED CONSUMER PRODUCTS

SARA LEE PERSONAL PRODUCTS

     Sara Lee Hosiery experienced a decline in 1994 sales and earnings in the United States and Europe due to a number of factors, including changing fashions, more casual lifestyle trends, and lingering recessionary conditions in Europe. Worldwide sheer hosiery unit volumes dropped 6%, excluding acquisitions. Despite these obstacles, Sara Lee Hosiery's leading share in the United States sheer hosiery market remained strong, while the business continued to gain share in many European markets. Sara Lee's response to changing market forces in the hosiery area involved the restructuring of operations to reduce sheer hosiery capacity. Sara Lee has also expanded its product line to include such casual products as tights, opaques, and trouser socks. Further enhancement of brand equity, new product development, and expansion into new markets has also continued with positive results.

     New products introduced in 1994 emphasized value-added qualities and included L'eggs New Sheer Energy hosiery, with enhanced comfort and fit, Silk Reflections Soft Touch hosiery--featuring all-microfiber construction, Silk Reflections Plus hosiery for full-figured women and, under the Hanes brand, two waist-to-toe figure control products: Smooth Illusions hosiery and the more moderately priced Profiles brand.

     New markets entered included South Africa--through the acquisition of The South African Hosiery Company (Pty.) Ltd., China--through a joint venture with Shanghai Vocal Enterprise Ltd., and Japan--through the acquisition of Peri Shoji. In addition, full distribution of the Hanes and L'eggs brands began in Canada, while L'eggs and the designer collection of Donna Karan hosiery were introduced in Japan.

     Sara Lee Knit Products continued to show strong results in the United States, assisted by solid performances in its activewear and underwear segments. European results were weaker due to heavy competition and a continuing recession. During the 1994 fiscal year, challenging market conditions, overcapacity, and low returns necessitated a restructuring program providing for plant closings and realignments in certain U.S. retail fleece categories and in European underwear and activewear. Several less profitable lines of merchandise, including Champion's Spring City private label business, were discontinued. These adjustments are expected to result in significant savings over the next several years and should leave Sara Lee poised to pursue its goals of building business in its core knit products categories through new licensing opportunities, the introduction of new products, and expansion into new geographic markets.

     Licensing initiatives included those associated with Sara Lee's sponsorship of the 1994 and 1996 Olympic Games, whereby virtually all licensed T-shirts and fleece products related to the Games will be either Hanes or Champion products; the Team Hanes program, which markets licensed college and professional sportswear; new opportunities in the girls' underwear category to license products with graphics based on three film, toy, and television properties: The Lion King, Barbie, and The Flintstones; and a long-term license to distribute a line of Cacherel brand men's briefs and T-shirts in France, Italy, and Spain.

     New product initiatives during the 1994 fiscal year included the introduction of Hanes Her Way casual leather and canvas shoes for women in the mass-merchandise market, the national launch of Hanes Cool Comfort briefs for men, and the debut of Hanes Signature Collection of premium adult activewear.

     Sara Lee continues to penetrate new knit product markets as well. New marketing organizations have been established in South and Central America in order to actively market Hanes, Hanes Her Way, and

Rinbros products. Expansion in the Asia-Pacific markets is also being achieved through Intercon Garments and Upxon, Inc., which were acquired in 1993 and which market products throughout the Philippines and Japan, respectively.

     Sara Lee Intimates and Accessories focused on the introduction of new products, including the launch of the Wonderbra push-up bra in U. S. department stores, and the Madison collection of tailored day-to-evening handbags by Coach.

SARA LEE HOUSEHOLD AND PERSONAL CARE

     The Sara Lee Household and Personal Care segment continued to grow through acquisitions, new products, and entry into new markets. The acquisition of the European bath and body care businesses of SmithKline Beecham gave Sara Lee powerful branded product lines in a number of key markets, extending the reach of its personal care business and sharpening manufacturing and operating efficiencies. In addition, the baby-care line was expanded by the acquisition of the Fissan and Proderm brands. The Fissan line of products is marketed in Italy and Germany, while the Proderm line has a strong market presence in Greece. The Kiwi and Tana shoe care lines strengthened their positions through product development and strategic partnerships. A joint venture with China's largest shoe care manufacturer, Golden Rooster, provided an entree into China, while an increased interest in a similar alliance in India will provide Sara Lee's Kiwi brand access to that market.

     In addition to the entrees into the Chinese and Indian markets provided by joint ventures, Sara Lee fortified its presence in the Asia-Pacific region through the introduction of product lines in Malaysia, Hong Kong, and Thailand. It also continued to establish a foundation in Central and Eastern Europe by expanding its Hungarian marketing unit and by making preparations for an expansion program targeting the Czech Republic.

     Direct selling activities continued to grow through the acquisition of Avroy Shlain Cosmetics (Pty.) Ltd., the number-one direct selling organization in South Africa, and through the expansion of product lines in existing markets in Indonesia, Mexico, and the Philippines.

               (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Sara Lee's businesses are classified into two industry segments: Sara Lee Packaged Foods and Sara Lee Packaged Consumer Products. The financial information about Sara Lee's industry segments can be found on pages F-19 through F-20 of this Report.

                     (C) NARRATIVE DESCRIPTION OF BUSINESS

                            SARA LEE PACKAGED FOODS

Sara Lee's Packaged Foods segment is comprised of Sara Lee Packaged Meats and Bakery, and Sara Lee Coffee and Grocery.

SARA LEE PACKAGED MEATS AND BAKERY

     Sara Lee Packaged Meats component of this segment processes and sells pork, poultry, and beef products to supermarkets, warehouse clubs, national chains, and institutions throughout the United States, Europe, and Mexico. Sales are transacted through Sara Lee's own sales force, brokers, and institutional buyers. Some of the more prominent brands within this category include Ball Park, Best's, Bryan, Hillshire Farm, Hygrade, Jimmy Dean, Kahn's, Mr. Turkey, Sara Lee, and Sinai 48. Sara Lee acquired Sara Lee Processed Meats (Europe) B.V., which markets meats under the Stegeman brand in the Netherlands, Dacor in Belgium, Argal in Spain, and Nobre in Portugal; and a 49.9% interest in AXA Alimentos, S.A. de C.V., which owns Kir Alimentos S.A. de C.V., a leading processed meats company in Mexico, in fiscal 1993 and 1994, respectively.

     The products offered by this line of business include smoked sausage, bacon, hot dogs, breakfast sausage, breakfast sandwiches, premium deli and luncheon meats, ham, turkey, and packaged lunch combinations. The ingredients--pork, turkey, and beef--are purchased by Sara Lee from a variety of sources. The prices of these raw materials fluctuate, depending primarily on supply and demand. Sara Lee believes that, because of the range of sources from which these raw materials are available, it will continue to have access to an adequate supply.

     The Packaged Meats category is highly competitive, with an emphasis on product quality, price, advertising and promotion, and customer service. Sara Lee's competitors include international, national, regional, and local companies. The Packaged Meats category has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years. Sara Lee believes it is one of the three industry leaders in the United States.

     Most of Sara Lee's Packaged Meats operations are regulated by the U.S. Department of Agriculture ("USDA"), whose focus is the quality, sanitation, and safety of meat products, and, to some extent, by state and local government agencies. Regulations promulgated by the USDA which took effect in August, 1994, mandate certain new labeling on meat and poultry food products manufactured in the United States. These new regulatory requirements have not had a material adverse impact on Sara Lee's consolidated operations. Sara Lee's Packaged Meats operations in Europe and Mexico are regulated by local authorities.

     Sara Lee Bakery produces a wide variety of fresh and frozen baked and specialty items. Its core products are pies, cheesecakes, pound cakes, and Danish. These products are sold through supermarkets, foodservice distributors, bakery-deli, and direct channels throughout the United States, United Kingdom, France, Mexico, Australia, and numerous Pacific Rim countries. Sales are transacted through Sara Lee's sales force and independent wholesalers and distributors. The key ingredients for these products--butter, milk, sugar, fruits, eggs, and flour--are purchased from suppliers at prices that are subject to such influences as supply and demand, weather, and government price controls. Because of the number of sources from which such raw materials are generally available, Sara Lee believes it will continue to have access to adequate supplies.

     Competition in this category is keen, with a large number of participants. Sara Lee seeks to maintain and enhance a leading position in the industry through marketing efforts that are designed to reinforce and build brand recognition, and through superior customer service.

     In the United States, Sara Lee Bakery products are subject to regulation by the Food and Drug Administration ("FDA"), the federal agency charged, among other things, with enforcing laws pertaining to food processing, content, and labeling, and to a lesser extent, by state and local government agencies. The Nutrition Labeling and Education Act of 1991, which falls under the jurisdiction of the FDA, took effect in August, 1994 and mandates certain new labeling on most food products manufactured in the United States. The statute's labeling requirements have not had a material adverse impact on Sara Lee's consolidated operations to date.

     Sara Lee Foodservice's business is conducted principally under the PYA/Monarch name. PYA/Monarch is the nation's fifth largest foodservice company and the leader in the Southeast United States. This business distributes dry, refrigerated, and frozen foods, paper products, equipment, and supplies to institutional and commercial foodservice customers.

     The institutional foodservice distribution industry is highly competitive, with price and service being the major means by which Sara Lee Foodservice competes. This line of business generates lower margins on sales dollars than Sara Lee's other businesses.

SARA LEE COFFEE AND GROCERY

     Sara Lee is one of the largest coffee roasters in the world, and a leader in the European coffee market. It has a significant presence in such countries as the Netherlands, Belgium, France, Denmark, Spain, and Australia, and has established positions in Central and Eastern Europe through acquisitions and expanded sales efforts. While Douwe Egberts is its European flagship brand, its other premium European coffee brands include Maison du Cafe, Marcilla, and Merrild. Sara Lee's Pickwick brand, a leader in the European tea market, is expanding its current lines in an effort to appeal to younger consumers.

     This is a very competitive business with the other participants consisting primarily of other large multi-national companies. Sara Lee seeks to maintain a competitive edge by offering its customers superior quality and value.

     Sara Lee is also a significant competitor in the out-of-home coffee service business. Its Douwe Egberts Coffee Systems business provides coffee and dispensing equipment in Europe, while its Superior Coffee and Foods business provides similar products and services in the United States.

     The significant cost item in the production of coffee products is the price of green coffee, which varies depending on such factors as weather (which affects the quality and quantity of available supplies), consumer demand, the political climate in the producing nations, unilateral pricing policies of producing nations, speculation on the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee's competitors. During the final week of fiscal 1994, and the first two weeks of fiscal 1995, Brazil, the world's largest coffee producer, suffered two major frosts that are expected to have a negative impact on its crop output over the next two to three years. The resulting uncertainty over the availability of supplies has resulted in extreme volatility in the price of green coffee, leading to the highest prices in eight years. Sara Lee has and expects to continue to offset these price increases through careful inventory management, cost cutting, and higher prices for its coffee products. Such price increases are not expected to have a material impact on Sara Lee's coffee business, however, since most of that business is located in Europe, where the corporation is a market leader, and because European coffee drinkers do not appear to be as price-sensitive as their American counterparts.

     The Sara Lee Coffee and Grocery line of business also manufactures rice products under the Lassie brand in the Netherlands, and snack and nut products under the Duyvis, Felix, and Duyvis Benenuts brands in the Netherlands, Belgium, and France, respectively.

     The Sara Lee Coffee and Grocery business has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

                      SARA LEE PACKAGED CONSUMER PRODUCTS

     Sara Lee's Packaged Consumer Products segment is divided into two lines of business: Personal Products and Household and Personal Care.

SARA LEE PERSONAL PRODUCTS

     The Personal Products line of business, which is headquartered in Winston-Salem, North Carolina, includes the Intimates and Accessories, Knit Products, and Hosiery business groups.

     Sara Lee Intimates business includes bras, panties, and shapewear. These are manufactured and distributed under such labels as Bali, Hanes Her Way, Playtex, WonderBra, and Daisyfresh in North America, and Playtex and Dim in Europe. With the 1993 acquisition of Estelar, a leading Mexican manufacturer of panties, and the acquisition of Maglificio Bellia, a leading Italian manufacturer, at the beginning of fiscal 1994, Sara Lee expects to strengthen its position in those markets as well.

     Distribution channels for intimate apparel range from department and specialty stores for such premium brands as Bali, and some Hanes and Playtex products, to warehouse clubs and mass-merchandise outlets for some of the value-priced brands. Sales are effected through Sara Lee's sales force.

     The intimate apparel market is a competitive one based on consumer brand loyalty. Sara Lee endeavors to maintain its competitive edge through increased marketing and promotional efforts, and by offering consumers value through a superior combination of quality and price.

     Sara Lee Accessories business involves the manufacture and marketing of men's and women's gloves, slippers, and knitwear through its Aris Isotoner division under the Aris and Isotoner brands, and the manufacture and marketing of premium leather products through its Coach division, under the Coach and Mark Cross brands. Coach now operates approximately 110 stores in the United States.

     Sara Lee Knit Products' business involves the manufacture and distribution of men's, women's, and children's underwear and activewear (T-shirts, fleecewear, and other jersey products for casualwear) in North America, South and Central America, Europe, and the Pacific Rim. These products are sold through department stores, mass merchandisers, and discount chains. Principal brands in this category include Champion, Hanes, Hanes Her Way and Rinbros in North America, and Abanderado, Princesa, Champion, Hanes, and Dim in Europe. Sara Lee believes that it has the leading market share in the women's and girls' panties category in the United States, the second largest share in the heavily branded category of men's and boys' underwear in the United States, and the leading position in men's and boys' underwear in Mexico.

     Activewear is marketed under Sara Lee's Hanes and Champion lines. In addition to targeting the public activewear market, Champion also manufactures and markets authentic uniforms and practicewear for professional and amateur athletic teams, including such organizations as the National Basketball Association, the National Football League, Major League Baseball, the Olympics, and a number of major university sports teams.

     The principal raw material in this product category is cotton, which Sara Lee believes is readily available from a variety of sources.

     The knit products business is highly competitive, with products relying on brand recognition, quality, price, and loyalty. Sara Lee is meeting the competition by offering superior value, through its megabranding strategy--marketing various products through common packaging, promotion, and advertising, by increased marketing activity, and low-cost sourcing. The Knit Products business has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

     Sara Lee Hosiery is the market leader in hosiery markets in the United States, Mexico, Western Europe, Australia, New Zealand, and South Africa. It also continues to establish operations in various Pacific Rim countries, placing it in a strategic position to capitalize on developing markets in that area. The European hosiery business is somewhat seasonal in nature in contrast to the domestic business.

     Hosiery products consist of a wide variety of branded, packaged consumer products, including pantyhose, stockings, combination panty and pantyhose garments, tights, knee-highs, and socks, many of which are available in both sheer and opaque styles. These products are sold domestically under such brand names as Hanes, L'eggs, Donna Karan, DKNY, and Liz Claiborne (the last three being licensed), and abroad under such labels as Dim, Pretty Polly, Elbeo, Nur Die, Bellinda, Filodoro, Philippe Matignon, and Omero. Sara Lee's Adams-Millis Corporation subsidiary is the largest sock manufacturer in the United States.

     Hosiery products are sold by Sara Lee's sales force in channels ranging from department and specialty stores (for premium brands such as Hanes, Donna Karan, DKNY, and Liz Claiborne in the United States, and Dim abroad), to supermarkets, warehouse clubs, discount chains, and convenience stores for brands like L'eggs and some Dim products aimed at the price-conscious consumer. The Hosiery business has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

     The hosiery business is very competitive in both the United States and Europe. In the United States, Sara Lee's major competitors are other hosiery companies, and the primary methods of competition are quality, value, and, with respect to L'eggs products, service and distribution. In Europe, where most of Sara Lee's competitors are small companies who compete in the unbranded sector of the market, the primary focus is on quality.

     Raw materials--nylon, spandex, and cotton--for the products in this category are generally available from a wide variety of suppliers. In addition, Sara Lee continues to explore opportunities for vertical integration in its hosiery business in order to decrease its reliance on outside suppliers.

HOUSEHOLD AND PERSONAL CARE

     Sara Lee's Household and Personal Care line of business includes four primary core categories: shoe care--led by a worldwide line of Kiwi products; body care items--led by the Sanex brand, but also including Duschdas and Badedas; insecticides--sold internationally under the Catch, Bloom, Vapona, and Ridsect brand names; and baby-care products--sold under the Zwitsal, Fissan, and Proderm names. Ambi-Pur air fresheners, Zendium and Prodent oral care products, and Biotex and Neutral specialty detergents are also important categories for Sara Lee.

     Sara Lee Direct Selling distributes a wide range of products--cosmetics, fragrances, toiletries, personal products, and jewelry--through a network of independent sales representatives. This method of reaching the consumer has been particularly successful at the House of Fuller business in Mexico, the House of Sara Lee businesses in Indonesia and the Philippines, and is being introduced in South Africa through the number-one direct selling organization in that country, Avroy Shlain Cosmetics (Pty.) Ltd., which was a part of the Kiwi Brands (Pty.) Ltd. acquisition. While this segment is very fragmented, Sara Lee believes it has a leading position in many product lines in those countries in which it competes.

                                   TRADEMARKS

     Sara Lee is the owner of over 25,000 trademark registrations in over 180 countries. Trademarks are among Sara Lee's most valuable assets as it pursues its strategy of building brands globally.

                                   CUSTOMERS

     None of Sara Lee's business segments or lines of business is dependent upon a single customer or a small number of customers, the loss of whom would have a material adverse effect on Sara Lee's consolidated operations. Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more product categories, and it has developed team and partnership approaches to working with them.

                             ENVIRONMENTAL MATTERS

     Sara Lee is subject to a number of federal, state, and local statutes, rules, regulations, and ordinances in the United States and other countries relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment ("Environmental Laws").

     While Sara Lee expects to make capital and other expenditures in compliance with Environmental Laws, it does not anticipate that such compliance will have a material adverse effect on its capital expenditures, earnings, or competitive position. Sara Lee has implemented a program to monitor compliance with Environmental Laws and is continually examining its methods of operation and product packaging to reduce its use of natural resources.

                                   EMPLOYEES

     Sara Lee has approximately 145,900 employees worldwide.

              (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                          OPERATIONS AND EXPORT SALES

     Sara Lee's foreign operations are conducted primarily through wholly or partially-owned subsidiaries incorporated outside the United States. The foreign operations of the Packaged Meats line of business within the Packaged Foods segment are conducted through Sara Lee Processed Meats (Europe) B.V., while the Sara Lee Bakery business includes Kitchens of Sara Lee U.K. Ltd. and Kitchens of Sara Lee (Australia) Pty. Ltd. The Coffee and Grocery line of business within the Packaged Foods segment is conducted by a number of subsidiaries, principally European, including Douwe Egberts Nederland B.V., Douwe Egberts France S.A., Douwe Egberts Espana S.A., Merrild Kaffe A/S, Douwe Egberts N.V., Compack Douwe Egberts Rt., Harris/DE Pty. Ltd., and Balirny Douwe Egberts A.S.

     The Personal Products line of business within the Packaged Consumer Products segment includes numerous foreign businesses, including Dim S.A., Grupo Sans S. A., Sara Lee Personal Products (Australia) Pty. Ltd., Pretty Polly Ltd., Vatter GmbH, the Filodoro Group, Manufacturas Mallorca, S.A. de C.V., Rinbros, S.A. de C.V., and a 60% interest in Maglificio Bellia S.p.A.

     The Household and Personal Care line of business within the Packaged Consumer Products segment is composed of subsidiaries in over forty countries. The principal subsidiaries are Kiwi Brands Pty. Ltd., Kiwi France S.A., Kortman Intradal B.V., A/S Blumoller, Sara Lee/DE Espana S.A., and Sara Lee Household and Personal Care U.K. Ltd.

     The financial information about foreign and domestic operations can be found on page F-20 of this Report.

Item 2. Properties.

Sara Lee operates 310 food processing and consumer product manufacturing plants, each containing more than 20,000 square feet in building area, in 27 states and 35 foreign countries. Sara Lee owns 239 and leases 71 of these plants. It also operates 126 warehouses containing more than 20,000 square feet in building area in 20 states and 19 foreign countries. Of these warehouses, 51 are owned and 75 are leased. The following table identifies the plants and warehouses presently operated by Sara Lee that contain at least 250,000 square feet in building area.*

                                                                                      APPROXIMATE
               INDUSTRY SEGMENT AND                                                  BUILDING AREA
              DIVISION OR SUBSIDIARY                           LOCATION              IN SQUARE FEET
- - - ---------------------------------------------------   ---------------------------    --------------
SARA LEE PACKAGED FOODS
Bil Mar Foods......................................   Zeeland, Michigan                   567,000
Bryan Foods, Inc. .................................   West Point, Mississippi             763,000
Douwe Egberts Van Nelle Tabaksmaatschappij B.V. ...   Rotterdam, the Netherlands          605,000
Hillshire Farm & Kahn's............................   Alexandria, Kentucky                276,000
Hillshire Farm & Kahn's............................   Cincinnati, Ohio                    633,000
Hillshire Farm & Kahn's............................   New London, Wisconsin               563,000
Koninklijke Douwe Egberts B.V. ....................   Joure, the Netherlands            1,094,000
Koninklijke Douwe Egberts B.V. ....................   Utrecht, the Netherlands            577,000
Koninklijke Douwe Egberts B.V. ....................   Zaandam, the Netherlands            367,000
Lassie B.V. .......................................   Wormer, the Netherlands             260,000
PYA/Monarch, Inc. .................................   Charlotte, North Carolina           288,000
PYA/Monarch, Inc. .................................   Lexington, South Carolina           309,000
Sara Lee Bakery....................................   Forest, Mississippi                 260,000
Sara Lee Bakery....................................   New Hampton, Iowa                   294,000
Sara Lee Bakery....................................   Tarboro, North Carolina             346,000
Sara Lee Bakery....................................   Traverse City, Michigan             295,000
Sara Lee Processed Meats (Europe) B.V. ............   Rio Maior, Portugal                 348,000
Schloss & Kahn, Inc. ..............................   Montgomery, Alabama                 276,000
Van Nelle International B.V. ......................   Joure, the Netherlands              302,000**

 * In fiscal 1994, Sara Lee announced a restructuring which will result in the closure of 94 manufacturing and distribution facilities. Sixty-three of the facilities to be closed are owned and 31 of the facilities are leased.

** These facilities are leased; the remainder are owned by Sara Lee.

                                                                                      APPROXIMATE
             INDUSTRY SEGMENT AND                                                    BUILDING AREA
            DIVISION OR SUBSIDIARY                           LOCATION                IN SQUARE FEET
- - - ----------------------------------------------   --------------------------------    --------------
SARA LEE PACKAGED CONSUMER PRODUCTS
Adams-Millis Corporation......................   Kernersville, North Carolina            340,000
Aris Isotoner.................................   Edison, New Jersey                      253,000**
Canadelle Inc. ...............................   Montreal, Canada                        261,000
Champion Products, Inc. ......................   Laurel Hill, North Carolina             268,000
Champion Products, Inc. ......................   Gaffney, South Carolina                 265,000
Filodoro Calze S.p.A..........................   Casalmoro, Italy                        320,000
Kiwi Brands Inc. .............................   Douglassville, Pennsylvania             290,000
L'eggs Products...............................   Clarksville, Arkansas                   321,000
L'eggs Products...............................   Rockingham, North Carolina              440,000
Kiwi Brands Pty. Ltd. ........................   Clayton, Australia                      313,000
Playtex Apparel, Inc. ........................   Dover, Delaware                         424,000
Sara Lee/DE Espana S.A. ......................   Santiga, Spain                          284,000**
Sara Lee/DE Germany...........................   Dusseldorf, Germany                     333,000**
Sara Lee Direct...............................   Rural Hall, North Carolina              657,000**
Sara Lee Hosiery..............................   East Rockingham, North Carolina         330,000**
Sara Lee Hosiery..............................   Winston-Salem, North Carolina           747,000
Sara Lee Hosiery..............................   Darlington, South Carolina              287,000
Sara Lee Household & Personal Care
  U.K. Limited................................   Slough, England, United Kingdom         331,000
Sara Lee Knit Products........................   Forest City, North Carolina             340,000
Sara Lee Knit Products........................   Eden, North Carolina                    418,000
Sara Lee Knit Products........................   Galax, Virginia                         424,000
Sara Lee Knit Products........................   Martinsville, Virginia                  704,000**
Sara Lee Knit Products........................   Martinsville, Virginia                  628,000
Sara Lee Knit Products........................   Martinsville, Virginia                  442,000
Sara Lee Knit Products........................   Mountain City, Tennessee                562,000
Sara Lee Knit Products........................   Rabun Gap, Georgia                      256,000
Sara Lee Knit Products........................   Rural Hall, North Carolina              931,000
Sara Lee Knit Products........................   Sanford, North Carolina                 275,000
Sara Lee Knit Products........................   Winston-Salem, North Carolina           568,000
Sara Lee Knit Products........................   Greenwood, South Carolina               500,000
Vatter GmbH...................................   Augsburg, Germany                       297,000
Vatter GmbH...................................   Rheine, Germany                         482,000
Vatter GmbH...................................   Schongau, Germany                       256,000

** These facilities are leased; the remainder are owned by Sara Lee.

Item 3. Legal Proceedings.

     On May 17, 1990, the State of Wisconsin issued a Notice of Violation against Sara Lee's Hillshire Farm & Kahn's division, alleging that the division had illegally constructed and operated smokehouses in New London, Wisconsin in violation of air pollution control permits. In July, 1993, the parties stipulated and agreed that judgment in the amount of $100,000, including a penalty assessment, environmental assessment, and court costs would be entered against Sara Lee.

     In addition to the foregoing, Sara Lee is a party to several pending legal proceedings and claims, and environmental actions by governmental agencies. Although the outcome of such items cannot be determined with certainty, Sara Lee's General Counsel and management are of the opinion that the final outcomes should not have a material adverse effect on Sara Lee's results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 1994.

     The following is a list of names and ages of all of the executive officers of Sara Lee indicating current positions and offices with Sara Lee held by each such person. All such persons have been elected by, and hold office at the pleasure of, the Board of Directors. No person other than those listed below has been chosen to become an executive officer of Sara Lee.

                                                  AGE AS OF
                                                 OCTOBER 27,          OFFICES AND           FIRST ELECTED
                     NAME                           1994             POSITIONS HELD          AN OFFICER
- - - ----------------------------------------------   -----------    ------------------------    -------------
John H. Bryan.................................        58        Chairman of the Board,          3/28/74
                                                                Chief Executive Officer
                                                                and Director
Michael E. Murphy.............................        58        Vice Chairman and Chief         6/28/79
                                                                Financial and
                                                                Administrative Officer
                                                                and Director
Donald J. Franceschini........................        59        Executive Vice President        8/27/92
                                                                and Director
C. Steven McMillan............................        48        Executive Vice President        3/31/83
                                                                and Director
Gary C. Grom..................................        47        Senior Vice President          10/25/90
                                                                Human Resources
Mark J. McCarville............................        48        Senior Vice President           6/24/82
                                                                Corporate Development
Gordon H. Newman..............................        61        Senior Vice President,          5/28/70
                                                                Secretary and General
                                                                Counsel

     There are no family relationships between any of the above named executive officers and directors.

     Each of the executive officers listed above has served Sara Lee or its subsidiaries in various executive capacities for the past five years, except Donald J. Franceschini, who, prior to his election, served in various executive capacities at Playtex Apparel, Inc. prior to its acquisition by Sara Lee.

                                    PART II

Item 5. Market for Sara Lee's Common Equity and Related Stockholder Matters.

     Sara Lee's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of September 1, 1994, Sara Lee had 96,470 holders of record of its Common Stock. Information about the high and low sales prices for each full quarterly period and the amount of cash dividends declared on Sara Lee's Common Stock during the past three fiscal years is set forth on page F-21 of this Report.

Item 6. Selected Financial Data.

     The requisite financial information for Sara Lee for the five fiscal years ending July 2, 1994, is set forth on pages F-2 and F-3 of this Report. Such information should be read in conjunction with the consolidated financial statements and notes thereto of Sara Lee included in Item 8, incorporated by reference from Item 14, of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This discussion and analysis of financial condition and results of operations should be read in conjunction with the General Development of Business on pages 1 through 3, Narrative Description of Business on pages 3 through 7, and the consolidated Financial Statements and related Notes to Financial Statements on pages F-4 through F-21 of this Report.

RESULTS OF OPERATIONS

     Net sales increased 6.6% to $15.5 billion in 1994, from $14.6 billion in 1993 and $13.2 billion in 1992. The increase in 1994 was principally attributable to business acquisitions and unit volume growth, offset in part by the weakening of foreign currencies relative to the U.S. dollar. The increase in 1993 resulted principally from business acquisitions, net of dispositions, unit volume growth and the strengthening of foreign currencies relative to the U.S. dollar. Excluding the effects of foreign currencies and acquisitions and dispositions, sales dollars increased 3% in 1994 and 5% in 1993.

     The gross profit margin was 37.6% in 1994, compared with 38.0% in 1993 and 37.3% in 1992. The decrease in 1994 was attributable to margin declines in European hosiery and knit products businesses, offset in part by improved margins in the Household and Personal Care and Packaged Meats and Bakery operations. The improvement in 1993 was attributable to increased operating efficiencies resulting from business restructuring, tighter cost controls and benefits resulting from capital expenditures.

     Operating income, which is pretax earnings before interest and corporate expenses, decreased 51.6% to $632 million, from $1,307 million in 1993, while the 1993 operating income reflected an 8.2% increase over the $1,207 million in 1992.

     On June 6, 1994, the corporation announced a restructuring of its worldwide operations which will result in the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees. This restructuring reduced 1994 operating income, net income and primary earnings per share by $732 million, $495 million and $1.03, respectively. The 1994 operating income includes charges for restructuring as follows: Personal Products--$630 million; Household and Personal Care--$55 million; Coffee and Grocery--$25 million; and Packaged Meats and Bakery--$22 million.

     Of the total pretax charge for restructuring, $289 million relates to anticipated losses associated with the disposal of land, buildings and improvements, and machinery and equipment; $112 million relates to anticipated expenditures to close and dispose of the idle facilities; $239 million relates to anticipated payments to severed employees; $33 million relates to the recognition of pension benefits associated with the severed employee group; and $59 million primarily relates to losses associated with the disposal of certain businesses. As of July 2, 1994, no material actions contemplated in the restructuring plan have taken place.

     Restructuring actions are expected to be substantially completed by 1996, and the corporation expects to fund the costs of the plan from internal sources and available borrowing capacity.

     The corporation expects the restructuring plan to begin lowering operating costs in 1995 and to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 million in 1998. Savings from the planned actions will be used for both business-building initiatives and profit improvement.

     Excluding the effects of the restructuring charge, acquisitions and fluctuations in foreign exchange rates, operating income in 1994 was virtually unchanged from 1993 and increased by approximately 2% in 1993. In 1994, operating income in the Packaged Foods segment increased 2.3% and Packaged Consumer Products segment decreased 94.5%.

     Excluding the restructuring charge, operating income in the Packaged Foods segment increased 10.5% while the Packaged Consumer Products segment was virtually unchanged from 1993 results. The increase in the Packaged Foods segment is primarily attributable to higher unit volumes, operating efficiencies, cost controls and business acquisitions, offset in part by the weakening of foreign currencies relative to the U.S. dollar. The flat results in the Packaged Consumer Products segment were primarily attributable to weak performances in the European hosiery and knit products operations and the weakening of foreign currencies relative to the U.S. dollar, offset by the impact of business acquisitions and strong U.S. knit products and worldwide intimates results.

     Net interest expense was $145 million in 1994, compared with $82 million in 1993 and $94 million in 1992. The increase in 1994 was a result of increased financing needs for acquisitions and capital expenditures. The reduction in 1993 was primarily a result of lower short-term interest rates and the temporary refinancing of maturing long-term debt with short-term notes payable.

     Unallocated corporate expenses are costs not directly attributable to specific segment operations. Unallocated corporate expenses were $98 million in 1994 and $143 million in 1993. The reduction in 1994 was primarily attributable to lower administrative expenses and costs related to hedging foreign currency movements. Unallocated corporate expenses, excluding the impact of unusual items, were $161 million in 1992. The unusual items recognized in 1992 consisted of a $412 million gain from the sale of the corporation's over-the-counter pharmaceutical business, offset in part by a $190 million provision primarily related to restructuring the Packaged Foods segment. The restructuring consisted primarily of the sale of assets, consolidation and reconfiguration of facilities and certain employee costs.

     The effective tax rate was 39.9% in 1994, 34.9% in 1993 and 35.2% in 1992. Excluding the impact of unusual items in 1994 and 1992, the effective tax rates were 35.0% and 34.8%, respectively.

     In fiscal 1994, the corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this mandated accounting change was a one-time charge of $35 million, or $.07 per share.

     In 1994, net income decreased 71.8% to $199 million and primary earnings per share decreased 73.6% to $.37. Excluding the effects of the restructuring charge and the cumulative effect of the accounting change, net income and primary earnings per share in 1994 increased 3.5% and 5.0%, respectively. After giving effect to the two-for-one stock split, which became effective December 1, 1992, primary earnings per share in 1993 decreased 9.1% to $1.40 from $1.54 in 1992. Excluding the unusual items reported in 1992, net income and primary earnings per share increased 13.5% and 12.9%, respectively, in 1993.

     During 1994, the corporation acquired several companies for an aggregate purchase price of $412 million in cash. The principal acquisitions were the European personal care businesses of SmithKline Beecham (Household and Personal
Care), Kiwi Brands (Pty.) Ltd. and subsidiaries (Household and Personal Care and Personal Products) and Maglificio Bellia S.p.A. (Personal Products).

     During 1993, the corporation acquired several companies for an aggregate purchase price of $352 million in cash and the issuance of common stock having a market value of $69 million. The principal acquisitions were BP Nutrition's Consumer Food Group (Packaged Meats and Bakery) and the Filodoro Group (Personal Products). During 1992, the corporation acquired Playtex Apparel, Inc. (Personal Products), Pretty Polly

Limited (Personal Products) and several small companies for a total purchase price of $657 million and the issuance of common stock with a market value of $167 million. Also during 1992, the corporation acquired a minority position and an option to acquire the remaining shares of Playtex FP Group Incorporated for $40 million and the issuance of common stock with a market value of $23 million.

     These transactions are discussed in greater detail in the Acquisitions and Divestments Note to the financial statements on page F-12. Sales and operating income of businesses sold are summarized in the Industry Segment Information Note to the financial statements on pages F-19 through F-20.

     During the past three years, the general rate of inflation has averaged 2.4%. Additionally, approximately 39% of the corporation's inventories are valued on the last-in, first-out basis. As a result, much of the current cost of production is reflected in operating results and not retained as a component of inventory.

FINANCIAL POSITION

     Cash provided by operations in 1994 of $839 million was comparable to that provided in 1993 and lower than the $976 million generated in 1992. Net cash generated from operating activities in 1994 was adversely impacted by lower gross margins and increased levels of inventory and trade accounts receivable. The reduction in 1993 versus 1992 resulted from expenditures made in restructuring the corporation's domestic Packaged Foods and foreign Packaged Consumer Products segments, offset in part by improved gross margins and operating profits.

     Net cash used in investment activities was $937 million in 1994, $967 million in 1993 and $381 million in 1992. During 1994, capital expenditures of $628 million decreased from the record level of $728 million in 1993. A significant portion of these expenditures was for the reduction of manufacturing and distribution costs, and for expansion of capacity to meet internal growth. During 1992, expenditures to acquire plant and equipment and businesses were largely offset by approximately $800 million of proceeds received from the sale of the corporation's over-the-counter pharmaceutical business. Capital expenditures are anticipated to decline to between $500 million and $550 million in 1995. The planned level of capital expenditures is needed primarily to complete manufacturing and distribution cost reduction initiatives for the Personal Products businesses and to increase capacity in the Intimates businesses. The 1995 expenditures will be funded from internal sources and available borrowing capacity. The corporation retains substantial flexibility to adjust its spending levels in order to act upon other opportunities, such as business acquisitions.

     During 1994, cash of $42 million was used in financing activities. In 1994, a domestic subsidiary of the corporation issued $200 million of equity securities, the proceeds of which were used to purchase shares of the corporation's common stock. During 1993, cash of $248 million was provided from financing activities, primarily through the utilization of available short-term debt capacity. As of July 2, 1994, the total-debt-to-total-capital ratio increased to 38.9% from 34.9% at July 3, 1993. The current capital structure is within the corporation's objective of maintaining a total-debt-to-total-capital ratio of no more than 40% over time and provides sufficient financial flexibility to pursue business opportunities.

Item 8. Financial Statements and Supplementary Data.

     The consolidated Financial Statements and related Notes to Financial Statements of Sara Lee identified in the Index to Financial Statements appearing under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of Sara Lee.

     For information with respect to the executive officers of Sara Lee, see "Executive Officers of Sara Lee" on page 10 of this Report. For information with respect to the directors of Sara Lee, see "Election of 18 Directors" on pages 2 through 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1994 ("Proxy Statement"), which is incorporated herein by reference.

Item 11. Executive Compensation.

     The information set forth in the Proxy Statement on pages 10 through 16, under the caption "Executive Compensation", and on pages 16 through 18, under the caption "Retirement Plans", is incorporated herein by reference; provided, however, that the Report of the Compensation and Employee Benefits Committee on Executive Compensation and the Performance Graph contained therein shall not be so deemed incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) No person or "group" (as that term is used in Section 3(d)(3) of the Securities Exchange Act of 1934) is known by Sara Lee to beneficially own more than five percent of any class of Sara Lee's voting securities, except that State Street Bank & Trust Company of Boston, as Trustee of the Sara Lee Corporation Employee Stock Ownership Plan holds, in trust, 78.2% of Sara Lee's Employee Stock Ownership Plan Convertible Preferred Stock.

     (b) Security ownership by management as outlined on page 8 of the Proxy Statement under the caption "Ownership of Common Stock by Directors, Nominees and Executive Officers" is incorporated herein by reference.

     (c) There are no arrangements known to Sara Lee the operation of which may at a subsequent date result in a change in control of Sara Lee.

Item 13. Certain Relationships and Related Transactions.

     During fiscal 1994, Sara Lee paid fees for legal services performed by the law firm of Sidley & Austin, to which Newton N. Minow is counsel, and the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., of which Vernon E. Jordan is a senior partner. Sara Lee paid fees for investment banking services to The First National Bank of Chicago, of which Richard L. Thomas is Chairman of the Board and Chief Executive Officer. Each of the above individuals is a director of Sara Lee.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                          PAGE
                                                                                          ----
(A) 1.   FINANCIAL STATEMENTS
         Report of Independent Public Accountants......................................    F-1
         Consolidated Statements of Income -- Years ended June 27, 1992, July 3, 1993,
         and July 2, 1994..............................................................    F-4
         Consolidated Balance Sheets -- June 27, 1992, July 3, 1993, and July 2,
         1994..........................................................................    F-5
         Consolidated Statements of Common Stockholders' Equity -- Balances at June 27,
         1992, July 3, 1993, and July 2, 1994..........................................    F-7
         Consolidated Statements of Cash Flows -- Years ended June 27, 1992, July 3,
         1993, and July 2, 1994........................................................    F-8
         Notes to Financial Statements.................................................    F-9

    2.   FINANCIAL STATEMENT SCHEDULES
         Report of Independent Public Accountants......................................   F-22
         Schedule V -- Property, Plant and Equipment...................................   F-23
         Schedule VI -- Accumulated Depreciation
         and Amortization of Property, Plant and Equipment.............................   F-24
         Schedule VIII -- Valuation and Qualifying Accounts............................   F-25
         Schedule X -- Supplementary Income Statement Information......................   F-25

(B)  REPORTS ON FORM 8-K

     On June 7, 1994, Sara Lee filed a Form 8-K which consisted of a press release issued June 6, 1994, that announced the worldwide restructuring of corporate operations and a restructuring charge against earnings.

(C)    EXHIBITS                                          PAGE/INCORPORATION BY REFERENCE
       (3a)    Articles of Incorporation as
               Amended and Restated
       (3b)    By-Laws
                                                         Exhibit (3b) to Report on Form 10-K for
                                                         Fiscal Year ended July 3, 1993
       (4)     Sara Lee, by signing this Report, agrees to furnish the Securities and Exchange
               Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term  debt of Sara Lee and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of Sara Lee and its subsidiaries on a consolidated basis.

       (10)    1. 1979 Stock Option Plan, as amended     Exhibit (10) 7 to Report on Form 10-K
                                                         for Fiscal Year ended June 27, 1987

               2. 1981 Stock Option Plan, as amended     Exhibit (10) 11 to Report on Form 10-K
                                                         for Fiscal Year ended July 1, 1989

               3. 1988 Non-Qualified Stock Option Plan   Exhibit (10) 12 to Report on Form 10-K
                                                         for Fiscal Year ended July 2, 1988
               4. 1989 Incentive Stock Plan, as          Exhibit B to 1991 Proxy Statement,
               amended                                   dated September 20, 1991

               5. Supplemental Benefit Plan, as          Exhibit (10) 8 to Report on Form 10-K
               amended                                   for Fiscal Year ended June 30, 1990

               6. Short-Term (Annual) Incentive Plan     Exhibit (10) 15 to Report on Form 10-K
               Fiscal Year 1994                          for Fiscal Year ended July 3, 1993

               7. Short-Term (Annual) Incentive Plan
               Fiscal Year 1995 (Draft)

               8. Accelerated Growth Incentive Plan      Exhibit 10 (12) to Report on Form 10-K
               Fiscal Years 1990-1994                    for Fiscal Year ended June 30, 1990

               9. 1991 Non-Qualified Deferred            Exhibit 10 (15) to Report on Form 10-K
               Compensation Plan (Base Salary)           for Fiscal Year ended June 29, 1991

               10. 1992 Non-Qualified Deferred Compen-   Exhibit 10 (15) to Report on Form 10-K
               sation Plan (Base Salary)                 for Fiscal Year ended June 27, 1992

               11. FY '93 Non-Qualified Deferred Com-    Exhibit 10 (16) to Report on Form 10-K
               pensation Plan (Annual Bonus)             for Fiscal Year ended June 27, 1992

               12. 1993 Non-Qualified Deferred Compen-   Exhibit 10 (19) to Report on Form 10-K
               sation Plan (Base Salary)                 for Fiscal Year ended July 3, 1993

               13. FY '94 Non-Qualified Deferred Com-    Exhibit 10 (20) to Report on Form 10-K
               pensation Plan (Annual Bonus)             for Fiscal Year ended July 3, 1993

               14. 1994 Non-Qualified Deferred Compen-
               sation Plan (Base Salary)

               15. FY '95 Non-Qualified Deferred Com-
               pensation Plan (Annual Bonus)

               16. Long Term Performance Incentive
               Plan FY '95-97 (Draft)

               17. Non-Qualified Deferred Compensation   Exhibit 10 (21) to Report on Form 10-K
               Plan for Outside Directors                for Fiscal Year ended July 3, 1993

               18. Estate Builder Deferred               Exhibit (10) 17 to Report on Form 10-K
               Compensation Plan                         for Fiscal Year ended June 29, 1985

               19. Severance Plan for Corporate
               Officers

               20. Stockholder Rights Agreement          Exhibit (4) to Report on Form 10-Q for
                                                         the quarter ended March 26, 1988

       (12)    1. Computation of Ratio of Earnings to
               Fixed Charges

               2. Computation of Ratio of Earnings to
               Fixed Charges and Preferred Stock
               Dividend Requirements

       (21)    List of Subsidiaries

       (23)    Consent of Arthur Andersen LLP

       (24)    Powers of Attorney from those directors
               whose names appear on pages 17 and 18
               hereof followed by an asterisk

       (27)    Financial Data Schedules

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Sara Lee Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 1994                        SARA LEE CORPORATION

                                          By:        /s/ GORDON H. NEWMAN
                                            ------------------------------------
                                                      Gordon H. Newman
                                                   Senior Vice President,
                                               Secretary and General Counsel

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 30, 1994.

               SIGNATURE                              CAPACITY
- - - ----------------------------------------   ------------------------------------
           /s/ JOHN H. BRYAN               Chairman of the Board, Chief
- - - ----------------------------------------   Executive Officer and Director
             John H. Bryan

         /s/ MICHAEL E. MURPHY             Vice Chairman and Chief Financial and
- - - ----------------------------------------   Administrative Officer and Director
           Michael E. Murphy

       /s/ DONALD J. FRANCESCHINI          Executive Vice President and Director
- - - ----------------------------------------
         Donald J. Franceschini

         /s/ C. STEVEN MCMILLAN            Executive Vice President and Director
- - - ----------------------------------------
           C. Steven McMillan

         /s/ WAYNE R. SZYPULSKI            Vice President and Controller
- - - ----------------------------------------
           Wayne R. Szypulski

                   *                       Director
- - - ----------------------------------------
            Paul A. Allaire

                   *                       Director
- - - ----------------------------------------
        Frans H.J.J. Andriessen

                   *                       Director
- - - ----------------------------------------
            Duane L. Burnham

                   *                       Director
- - - ----------------------------------------
            Charles W. Coker

                   *                       Director
- - - ----------------------------------------
            Willie D. Davis

                   *                       Director
- - - ----------------------------------------
           Allen F. Jacobson

               SIGNATURE                                        CAPACITY
               ---------                                        --------

                   *                       Director
- - - ----------------------------------------
         Vernon E. Jordan, Jr.


                   *                       Director
- - - ----------------------------------------
           James L. Ketelsen


                   *                       Director
- - - ----------------------------------------
      Baron Gualtherus Kraijenhoff


                   *                       Director
- - - ----------------------------------------
             Joan D. Manley


                   *                       Director
- - - ----------------------------------------
            Newton N. Minow


                   *                       Director
- - - ----------------------------------------
         Sir Arvi H. Parbo A.C.


                   *                       Director
- - - ----------------------------------------
           Rozanne L. Ridgway


                   *                       Director
- - - ----------------------------------------
           Richard L. Thomas


     *By Gordon H. Newman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

                                                   /s/ GORDON H. NEWMAN
                                          --------------------------------------
                                                     Gordon H. Newman
                                                   As Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
  SARA LEE CORPORATION

     We have audited the accompanying consolidated balance sheets of SARA LEE CORPORATION (a Maryland corporation) AND SUBSIDIARIES as of July 2, 1994, July 3, 1993, and June 27, 1992, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended July 2, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sara Lee Corporation and Subsidiaries as of July 2, 1994, July 3, 1993, and June 27, 1992, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 1994 in conformity with generally accepted accounting principles.

     As explained in the Notes to Financial Statements, the Corporation adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective July 4, 1993.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois,
August 1, 1994.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                               FINANCIAL SUMMARY

                                                                                YEARS ENDED
                                                                           ----------------------
                                                                           JULY 2,       JULY 3,
                                                                           1994 (1)      1993 (2)
                                                                           --------      --------
                                                                            (DOLLARS IN MILLIONS
                                                                           EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net sales...............................................................   $ 15,536      $ 14,580
Operating income........................................................        632         1,307
Income before income taxes..............................................        389         1,082
Net income..............................................................        199           704
Effective tax rate......................................................       39.9%         34.9%
- - - -------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets............................................................   $ 11,665      $ 10,862
Long-term debt..........................................................      1,496         1,164
Redeemable preferred stock..............................................        331           357
Common stockholders' equity.............................................      3,326         3,551
Return on average common stockholders' equity...........................        5.1%         19.6%
- - - -------------------------------------------------------------------------------------------------
PER COMMON SHARE (5)
Net income -- primary...................................................   $    .37      $   1.40
     Average shares outstanding (in millions)...........................        480           485
Net income -- fully diluted.............................................        .36          1.37
     Average shares outstanding (in millions)...........................        498           504
Dividends (6)...........................................................        .63           .56
Book value at year-end..................................................       6.92          7.31
Market value at year-end................................................      20.63         24.25
- - - -------------------------------------------------------------------------------------------------
OTHER INFORMATION
Capital expenditures....................................................   $    628      $    728
Depreciation and amortization...........................................        568           522
Media advertising expense...............................................        371           392
Total advertising and promotion expense.................................      1,498         1,455
Common stockholders of record...........................................     95,600        88,100
Number of employees.....................................................    145,900       138,000
- - - -------------------------------------------------------------------------------------------------

(1) In 1994, a restructuring provision reduced operating income and income before income taxes by $732 and net income by $495. In addition, in 1994, the cumulative effect of adopting a mandated change in the method of accounting for income taxes reduced net income by $35.

(2) 53-week year.

(3) Fiscal 1992 income before income taxes includes a $412 gain on sale of business offset by a $190 restructuring provision. These transactions increased net income by $140.

(4) Fiscal 1989 income before income taxes includes an $87 gain on sales of businesses offset by a $55 restructuring provision. These transactions increased net income by $11.

(5) Restated for the 2-for-1 stock splits in fiscal 1993, 1990, 1987 and 1984.

(6) Fiscal 1992 includes a $.12 special dividend.

    The Notes to Financial Statements should be read in conjunction with the
                               Financial Summary.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                               FINANCIAL SUMMARY

                                                                        YEARS ENDED
                           ------------------------------------------------------------------------------------------------------
                           JUNE 27     JUNE 29,    JUNE 30,    JULY 1,    JULY 2,    JUNE 27,    JUNE 28,    JUNE 29,    JUNE 30,
                           1992(3)       1991        1990      1989(4)    1988(2)      1987        1986        1985        1984
                           --------    --------    --------    -------    -------    --------    --------    --------    --------
                                                        (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net sales................. $13,243     $12,381     $11,606     $11,718    $10,424     $9,155      $7,938      $8,117      $7,000
Operating income..........   1,207       1,085         938         847        753        632         514         474         414
Income before income
  taxes...................   1,174         830         713         639        513        448         356         345         314
Net income................     761         535         470         410        325        267         223         206         188
Effective tax rate........    35.2 %      35.5 %      34.1 %      35.8%      36.7%      40.4%       37.2%       40.3%       40.1%
- - - ------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets.............. $ 9,989     $ 8,122     $ 7,636     $ 6,523    $ 5,012     $4,192      $3,503      $3,216      $2,822
Long-term debt............   1,389       1,399       1,524       1,488        893        633         634         464         359
Redeemable preferred
  stock...................     351         344         338         182        225         75          75          75          75
Common stockholders'
  equity..................   3,382       2,550       2,292       1,915      1,575      1,416       1,155         991         957
Return on average common
  stockholders' equity....    24.7 %      20.6 %      20.9 %      22.7%      21.1%      20.5%       20.4%       20.5%       19.4%
- - - ------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE (5)
Net income -- primary..... $  1.54     $  1.08     $   .96     $   .88    $   .71     $  .59      $  .51      $  .45      $  .41
    Average shares
      outstanding (in
      millions)...........     476         464         460         454        447        447         433         443         453
Net income -- fully
  diluted.................    1.50        1.05         .93         .87        .71        .59         .50         .45         .41
    Average shares
      outstanding (in
      millions)...........     497         485         480         456        447        447         434         444         454
Dividends (6).............     .61         .46         .41         .35        .29        .24         .20         .18         .16
Book value at year-end....    7.05        5.48        4.97        4.21       3.56       3.20        2.70        2.32        2.16
Market value at
  year-end................   24.81       20.19       14.56       13.47       9.22      11.63        8.91        5.39        3.60
- - - ------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Capital expenditures...... $   509     $   522     $   595     $   541    $   449     $  287      $  222      $  247      $  155
Depreciation and
  amortization............     472         394     351....         280        251        202         165         153         136
Media advertising
  expense.................     325         288     313....         303        253        203         195         202         177
Total advertising and
  promotion expense.......   1,294       1,067     1,013..         925        801        637         587         594         513
Common stockholders of
  record..................  75,400      69,400     64,800..     56,500     52,400     50,000      44,900      42,600      40,500
Number of employees....... 128,000     113,400     107,800...  101,800     85,700     92,400      87,000      92,800      90,900
- - - ------------------------------------------------------------------------------------------------------------------

(1) In 1994, a restructuring provision reduced operating income and income before income taxes by $732 and net income by $495. In addition, in 1994, the cumulative effect of adopting a mandated change in the method of accounting for income taxes reduced net income by $35.

(2) 53-week year.

(3) Fiscal 1992 income before income taxes includes a $412 gain on sales of business offset by a $190 restructuring provision. These transactions increased net income by $140.

(4) Fiscal 1989 income before income taxes includes an $87 gain on sales of businesses offset by a $55 restructuring provision. These transactions increased net income by $11.

(5) Restated for the 2-for-1 stock splits in fiscal 1993, 1990, 1987 and 1984.

(6) Fiscal 1992 includes a $.12 special dividend.

    The Notes to Financial Statements should be read in conjunction with the
                               Financial Summary.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                          YEARS ENDED
                                                                --------------------------------
                                                                JULY 2,     JULY 3,     JUNE 27,
                                                                 1994        1993         1992
                                                                -------     -------     --------
                                                               (IN MILLIONS EXCEPT PER SHARE DATA)
NET SALES...................................................    $15,536     $14,580     $ 13,243
                                                                -------     -------     --------
Cost of sales...............................................      9,700       9,039        8,306
Selling, general and administrative expenses................      4,570       4,377        3,891
Interest expense............................................        188         162          172
Interest income.............................................        (43)        (80)         (78)
UNUSUAL ITEMS
  Gain on sale of a business................................      --          --            (412)
  Restructuring provision...................................        732       --             190
                                                                -------     -------     --------
                                                                 15,147      13,498       12,069
                                                                -------     -------     --------
Income before income taxes..................................        389       1,082        1,174
Income taxes................................................        155         378          413
                                                                -------     -------     --------
NET INCOME BEFORE ACCOUNTING CHANGE.........................        234         704          761
Cumulative effect of accounting change......................        (35)      --           --
                                                                -------     -------     --------
NET INCOME..................................................        199         704          761
Preferred dividends, net of tax.............................        (24)        (26)         (29)
                                                                -------     -------     --------
Net income available for common stockholders................    $   175     $   678     $    732
                                                                =======     =======      =======
NET INCOME PER COMMON SHARE -- PRIMARY
  Before cumulative effect of accounting change.............    $   .44     $  1.40     $   1.54
  Cumulative effect of accounting change....................       (.07)      --           --
                                                                -------     -------     --------
                                                                $   .37     $  1.40     $   1.54
                                                                =======     =======      =======
  Average shares outstanding................................        480         485          476
                                                                =======     =======      =======
NET INCOME PER COMMON SHARE -- FULLY DILUTED
  Before cumulative effect of accounting change.............    $   .43     $  1.37     $   1.50
  Cumulative effect of accounting change....................       (.07)      --           --
                                                                -------     -------     --------
                                                                $   .36     $  1.37     $   1.50
                                                                =======     =======      =======
  Average shares outstanding................................        498         504          497
                                                                =======     =======      =======

  The accompanying Notes to Financial Statements are an integral part of these statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             JULY 2,       JULY 3,       JUNE 27,
                                                              1994          1993           1992
                                                             -------       -------       --------
                                                          (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Cash and equivalents...................................      $   189       $   325        $  198
Trade accounts receivable, less allowances of $164 in
  1994 and $154 in 1993 and 1992.......................        1,472         1,171         1,180
Inventories
  Finished goods.......................................        1,603         1,413         1,311
  Work in process......................................          361           322           325
  Materials and supplies...............................          603           545           524
                                                             -------       -------       --------
                                                               2,567         2,280         2,160
Other current assets...................................          241           200           157
                                                             -------       -------       --------
Total current assets...................................        4,469         3,976         3,695
                                                             -------       -------       --------
Investments in associated companies....................          142           205           186
Trademarks and other assets............................          492           518           580
Property
  Land.................................................          131           129           108
  Buildings and improvements...........................        1,746         1,570         1,476
  Machinery and equipment..............................        3,077         2,804         2,594
  Construction in progress.............................          283           339           231
                                                             -------       -------       --------
                                                               5,237         4,842         4,409
  Accumulated depreciation.............................        2,337         1,964         1,836
                                                             -------       -------       --------
Property, net..........................................        2,900         2,878         2,573
Intangible assets, net.................................        3,662         3,285         2,955
                                                             -------       -------       --------
                                                             $11,665       $10,862        $9,989
                                                             =======       =======        ======

  The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              JULY 2,       JULY 3,       JUNE 27,
                                                               1994          1993           1992
                                                              -------       -------       --------
                                                           (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Notes payable..............................................   $ 1,281       $   843        $  154
Accounts payable...........................................     1,253         1,151         1,110
Accrued liabilities
  Payroll and employee benefits............................       668           429           408
  Advertising and promotion................................       313           282           214
  Taxes other than payroll and income......................       206           179           182
  Income taxes.............................................        13            50             4
  Other....................................................     1,103           909           991
Current maturities of long-term debt.......................        82           426           237
                                                              -------       -------       --------
Total current liabilities..................................     4,919         4,269         3,300
                                                              -------       -------       --------
Long-term debt.............................................     1,496         1,164         1,389
Deferred income taxes......................................       290           512           488
Other liabilities..........................................       783           705           776
Minority interest in subsidiaries..........................       520           304           303
Preferred stock (authorized 13,500,000 shares; no par
  value)
  Convertible adjustable: Issued and outstanding -- 607,000
     shares in 1993 and 1992; redeemable at $50 per
     share.................................................        --            30            30
  Auction: Issued and outstanding -- 3,000 shares;
     redeemable at $100,000 per share......................       300           300           300
  ESOP convertible: Issued and outstanding -- 4,678,857
     shares in 1994, 4,755,217 shares in 1993 and 4,792,736
     shares in 1992........................................       339           345           348
  Unearned deferred compensation...........................      (308)         (318)         (327)
Common stockholders' equity
  Common stock: (authorized 600,000,000 shares; $1.33 1/3
     par value)
     Issued and outstanding -- 480,765,240 shares in 1994,
     485,378,368 shares in 1993 and 239,862,390 shares in
     1992..................................................       641           647           320
  Capital surplus..........................................        76            66           306
  Retained earnings........................................     2,799         3,056         2,649
  Translation adjustments..................................      (170)         (194)          126
  Unearned restricted stock issued for future services.....       (20)          (24)          (19)
                                                              -------       -------       --------
Total common stockholders' equity..........................     3,326         3,551         3,382
                                                              -------       -------       --------
                                                              $11,665       $10,862        $9,989
                                                              =======       =======        ======

  The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                     SARA LEE CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                                                                 UNEARNED
                                                        COMMON  CAPITAL  RETAINED  TRANSLATION  RESTRICTED
                                                TOTAL   STOCK   SURPLUS  EARNINGS  ADJUSTMENTS    STOCK
                                                ------  ------  -------  --------  -----------  ----------
                                                (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
BALANCES AT JUNE 29, 1991...................... $2,550   $310    $  68    $2,208      $ (12)       $(24)
Net income.....................................    761   --       --         761        --          --
Cash dividends
  Common ($.6125 per share)....................   (290)  --       --        (290)       --          --
  Convertible adjustable preferred ($2.75 per
     share)....................................     (2)  --       --          (2)       --          --
  Auction preferred ($3,824.33 per share)......    (11)  --       --         (11)       --          --
  ESOP convertible preferred ($5.4375 per
     share)....................................    (26)  --       --         (26)       --          --
Stock issuances
  Business acquisitions........................    190      6      184     --           --          --
  Stock option and benefit plans...............     51      4       47     --           --          --
  Restricted stock, less amortization of $6....      6   --          2     --           --            4
Translation adjustments........................    138   --       --       --           138         --
ESOP tax benefit...............................     10   --       --          10        --          --
Other..........................................      5   --          5        (1)       --            1
- - - ----------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 27, 1992......................  3,382    320      306     2,649        126         (19)
Net income.....................................    704   --       --         704        --          --
Cash dividends
  Common ($.56 per share)......................   (270)  --       --        (270)       --          --
  Convertible adjustable preferred ($2.75 per
     share)....................................     (2)  --       --          (2)       --          --
  Auction preferred ($2,860.33 per share)......     (8)  --       --          (8)       --          --
  ESOP convertible preferred ($5.4375 per
     share)....................................    (26)  --       --         (26)       --          --
Two-for-one stock split........................   --      322     (322)    --           --          --
Stock issuances
  Business acquisitions........................     69      3       66     --           --          --
  Stock option and benefit plans...............     66      6       60     --           --          --
  Restricted stock, less amortization of $4....      4   --          8     --           --           (4)
Reacquired shares..............................    (77)    (4)     (73)    --           --          --
Translation adjustments........................   (320)  --       --       --          (320)        --
ESOP tax benefit...............................     10   --       --          10        --          --
Other..........................................     19   --         21        (1)       --           (1)
- - - ----------------------------------------------------------------------------------------------------------
BALANCES AT JULY 3, 1993.......................  3,551    647       66     3,056       (194)        (24)
Net income.....................................    199   --       --         199        --          --
Cash dividends
  Common ($.625 per share).....................   (298)  --       --        (298)       --          --
  Auction preferred ($2,732.33 per share)......     (8)  --       --          (8)       --          --
  ESOP convertible preferred ($5.4375 per
     share)....................................    (26)  --       --         (26)       --          --
Stock issuances
  Stock option and benefit plans...............     69      6       63     --           --          --
  Restricted stock, less amortization of $4....      4   --          2     --           --            2
Reacquired shares..............................   (224)   (12)     (82)     (130)       --          --
Translation adjustments........................     24   --       --       --            24         --
ESOP tax benefit...............................     10   --       --          10        --          --
Other..........................................     25   --         27        (4)       --            2
                                                ------  ------  ------    ------   --------     -------
BALANCES AT JULY 2, 1994....................... $3,326   $641    $  76    $2,799      $(170)       $(20)
                                                ======  ======  ======    ======   ========     =======

  The accompanying Notes to Financial Statements are an integral part of these statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED
                                                                   ----------------------------------
                                                                   JULY 2,      JULY 3,      JUNE 27,
                                                                    1994         1993          1992
                                                                   -------      -------      --------
                                                                         (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income....................................................      $  199       $  704       $  761
Adjustments for noncash charges included in net income
  Depreciation and amortization of intangibles................         568          522          472
  Unusual items, net..........................................         732        --            (222)
  Cumulative effect of accounting change......................          35        --           --
  (Decrease) increase in deferred taxes.......................        (222)          27           48
  Other noncash credits, net..................................        (109)        (117)         (93)
  Changes in current assets and liabilities, net of businesses acquired and sold
     (Increase) decrease in trade accounts receivable.........        (162)          57         (118)
     (Increase) in inventories................................        (224)        (124)        (288)
     (Increase) decrease in other current assets..............         (29)         (40)          11
     Increase (decrease) in accounts payable..................          20          (10)         160
     Increase (decrease) in accrued liabilities...............          31         (169)         245
                                                                   -------      -------      --------
  Net cash from operating activities..........................         839          850          976
                                                                   -------      -------      --------
INVESTMENT ACTIVITIES
Purchases of property and equipment...........................        (628)        (728)        (509)
Acquisitions of businesses....................................        (412)        (352)        (657)
Returns from (investments in) associated companies............          48            5          (60)
Dispositions of businesses....................................       --              31          805
Sales of property.............................................          49           51           34
Other.........................................................           6           26            6
                                                                   -------      -------      --------
  Net cash used in investment activities......................        (937)        (967)        (381)
                                                                   -------      -------      --------
FINANCING ACTIVITIES
Issuances of common stock.....................................          69           66           51
Purchases of common stock.....................................        (224)         (77)       --
Redemption of preferred stock.................................         (30)       --           --
Issuance of equity securities by subsidiary...................         200        --           --
Borrowings of long-term debt..................................         385          256           64
Repayments of long-term debt..................................        (438)        (300)         (86)
Short-term borrowings (repayments), net.......................         328          609         (232)
Payments of dividends.........................................        (332)        (306)        (329)
                                                                   -------      -------      --------
  Net cash from (used in) financing activities................         (42)         248         (532)
                                                                   -------      -------      --------
Effect of changes in foreign exchange rates on cash...........           4           (4)          10
                                                                   -------      -------      --------
Increase (decrease) in cash and equivalents...................        (136)         127           73
Cash and equivalents at beginning of year.....................         325          198          125
                                                                   -------      -------      --------
Cash and equivalents at end of year...........................      $  189       $  325       $  198
                                                                     =====        =====       ======

  The accompanying Notes to Financial Statements are an integral part of these statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                  (dollars in millions except per share data)
- - - --------------------------------------------------------------------------------

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany transactions of consolidated subsidiaries are eliminated. Acquisitions recorded as purchases are included in the income statement from the date of acquisition.

INVESTMENTS IN ASSOCIATED COMPANIES

     Investments in associated companies consist of minority positions in several companies whose activities are similar to those of the corporation's operating divisions. The equity method of accounting is used when the corporation's ownership exceeds 20% and it exercises significant influence over the investee. Other minority positions are recorded at cost.

FISCAL YEAR

     The corporation's fiscal year ends on the Saturday closest to June 30. Fiscal 1994 and 1992 were 52-week years, while 1993 was a 53-week year. Unless otherwise stated, references to years relate to fiscal years.

INTANGIBLE ASSETS

     The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses are amortized on a straight-line basis over the periods of expected benefit, which range from 10 years to 40 years. Accumulated amortization of intangible assets amounted to $572 at July 2, 1994, $457 at July 3, 1993 and $366 at June 27, 1992.

     Subsequent to its acquisition, the corporation continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the corporation uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable.

INVENTORY VALUATION

     Inventories are valued at the lower of cost (in 1994, approximately 39% at last-in, first-out [LIFO] and the remainder at first-in, first-out[FIFO]) or market. Inventories recorded at LIFO were approximately $24 at July 2, 1994, $38 at July 3, 1993 and $35 at June 27, 1992, lower than if they had been valued at FIFO. Inventory cost includes material and conversion costs. The corporation enters into forward foreign exchange contracts to hedge its exposure to currency fluctuations on certain inventory purchases. Gains and losses on these contracts are deferred and included in the cost of the inventory.

PROPERTY

     Property is stated at cost, and depreciation is computed using principally the straight-line method at annual rates of 2% to 20% for buildings and improvements, and 4% to 33% for machinery and equipment. Additions and improvements that substantially extend the useful life of a particular asset and interest costs incurred during the construction period of major properties are capitalized. Repair and maintenance costs are charged to expense. Upon sale, the cost and related accumulated depreciation are removed from the accounts.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

FOREIGN OPERATIONS

     Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet date. Translation adjustments resulting from fluctuations in exchange rates, and gains and losses on forward exchange contracts and currency swaps used to hedge long-term foreign investments, are recorded as a separate component of common stockholders' equity. Income and expense items are translated at the average exchange rates during the respective periods.

NET INCOME PER COMMON SHARE

     Primary net income per common share is based on the average number of common shares outstanding and common share equivalents and net income reduced for preferred dividends, net of the tax benefits related to the ESOP convertible preferred stock dividends. The fully diluted net income per share calculation assumes conversion of the ESOP convertible preferred stock into common stock and further adjusts net income for the additional ESOP compensation expense, net of tax benefits, resulting from the assumed replacement of the ESOP convertible preferred stock dividends with common stock dividends.

INCOME TAXES

     Income taxes are provided on the income reported in the financial statements, regardless of when such taxes are payable. U.S. income taxes are provided on undistributed earnings of foreign subsidiaries that are intended to be remitted to the corporation. If the permanently reinvested earnings of foreign subsidiaries were remitted, the U.S. income taxes due under current tax law would not be material.

ADVERTISING

     During 1994, the American Institute of Certified Public Accountants issued Statement of Position 93-7, "Reporting on Advertising Costs," which will be effective for the corporation's fiscal 1995 statements. The statement primarily requires that the cost of advertising be expensed no later than the first time the advertising takes place. The impact of adopting this statement is not expected to have a material impact upon the corporation's results of operations or financial position.

                                  COMMON STOCK

     Under the corporation's stock option plans, executive employees may be granted options to purchase common stock at the market value on the date of grant. Under the corporation's non-qualified stock option plans, an active employee will receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option will be 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option.

     At July 2, 1994, 7,809,751 common shares were available for granting; options had been granted on 13,018,410 shares at prices ranging from $5.38 to $31.94 per share. During 1994, options on 3,707,564 shares were granted at prices ranging from $20.63 to $27.81; options for 2,321,765 shares were exercised at prices ranging from $3.56 to $25.63; and options for 880,163 shares expired or were canceled. Options exercisable at year-end were: 1994 -- 9,548,858; 1993 -- 10,425,115; and 1992 -- 3,911,336.

     Employees may purchase up to twenty-five thousand dollars market value of common stock annually at 85% of the market value. At July 2, 1994, 2,173,225 shares of common stock were available for issuance under this stock purchase plan.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     The corporation has a restricted stock plan that provides for awards of common stock to executive employees, subject to forfeiture if employment terminates prior to the end of prescribed periods. The market value of shares awarded under the plan is recorded as unearned compensation. The unearned amount is amortized to compensation expense over the periods the restrictions lapse.

     Effective December 1, 1992, the corporation declared a two-for-one stock split in the form of a 100% stock dividend.

     Changes in outstanding common shares for the past three years were:

                                                         1994           1993           1992
                                                      ----------     ----------     ----------
Beginning balances................................    485,378,368    239,862,390    232,683,861
Stock issuances
  Business acquisitions...........................        --           1,924,411      4,334,226
  Stock option and benefit plans..................      4,413,148      4,276,753      2,803,939
  Restricted stock plan...........................         87,000        238,700         58,000
  Two-for-one stock split.........................        --         241,988,568        --
Stock purchased/retired...........................     (9,098,100)    (2,922,000)        --
Other.............................................        (15,176)         9,546        (17,636)
                                                      -----------    -----------    -----------
Ending balances...................................    480,765,240    485,378,368    239,862,390
                                                      ===========    ===========    ===========

                                PREFERRED STOCK

     The corporation redeemed its cumulative convertible adjustable preferred stock on July 26, 1993 for $30. Quarterly dividends were based on the higher of yields of selected U.S. government securities or a minimum annual rate of 5.5%.

     Six series of 500 shares each of nonvoting auction preferred stock are outstanding. Dividends are cumulative and are determined every 49 days through specific auction procedures.

     The convertible preferred stock sold to the corporation's Employee Stock Ownership Plan (ESOP) is redeemable at the option of the corporation at any time after December 15, 2001. Each share is currently convertible into four shares of the corporation's common stock and is entitled to 5.133 votes. This stock has a 7.5% annual dividend rate, payable semiannually, and has a liquidation value of $72.50 plus accrued but unpaid dividends. The purchase of the preferred stock by the ESOP was funded with notes guaranteed by the corporation. The loan is included in long-term debt and is offset in the corporation's Consolidated Balance Sheets under the caption Unearned Deferred Compensation. Each year, the corporation makes contributions that, with the dividends on the preferred stock held by the ESOP, will be used to pay loan interest and principal. Shares are allocated to participants based upon the ratio of the current year's debt service to the sum of the total principal and interest payments over the life of the loan. Plan expense is recognized in accordance with methods prescribed by the FASB.

     ESOP-related expenses amounted to $11 in 1994, $11 in 1993 and $10 in 1992. Payments to the ESOP were $38 in 1994, $35 in 1993 and $32 in 1992. Principal and interest payments by the ESOP amounted to $11 and $27 in 1994, $7 and $28 in 1993, and $4 and $28 in 1992.

     The fair value of the auction preferred stock approximated its carrying value as of July 2, 1994 and July 3, 1993. The fair value of the ESOP preferred stock was $443 and $530 at July 2, 1994 and July 3, 1993, respectively.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     The corporation has a Preferred Stock Purchase Rights Plan. The Rights are exercisable 10 days after certain events involving the acquisition of 20% or more of the corporation's outstanding common stock or the commencement of a tender or exchange offer for at least 25% of the common stock. Upon the occurrence of such an event, each Right, unless redeemed by the board of directors, entitles the holder to receive common stock equal to twice the exercise price of the Right. The exercise price is $140 multiplied by the number of preferred shares held. There are 3,000,000 shares of preferred stock reserved for issuance upon exercise of the Rights.

                       MINORITY INTEREST IN SUBSIDIARIES

     A domestic subsidiary of the corporation issued $200 of preferred equity securities in 1994. No gain or loss was recognized as a result of the transaction and the corporation owned substantially all of the voting equity of the subsidiary, both before and after the transaction. The securities issued by the subsidiary provide the holder a rate of return based upon a specified inter-bank borrowing rate, are redeemable in 1996, and may be called at any time by the subsidiary. The subsidiary has the option of redeeming the securities with either cash, debt or equity of the corporation. The subsidiary used the cash proceeds received to purchase the common stock of the corporation on the open market.

     A wholly owned foreign subsidiary of the corporation issued preferred equity securities in fiscal 1990 and 1991 totaling $295. The securities provide a rate of return based upon specified inter-bank borrowing rates. The securities are redeemable in 1997 in exchange for common shares of the issuer, which may then be put to the corporation for preferred stock. The subsidiary may call the securities at any time.

                          ACQUISITIONS AND DIVESTMENTS

     During 1994, the corporation acquired several companies for an aggregate purchase price of $412 in cash. The principal acquisitions were the European personal care businesses of SmithKline Beecham; Kiwi Brands (Pty.) Ltd. and subsidiaries, a group of South African companies that manufacture and market personal care products and hosiery; and Maglificio Bellia S.p.A., a manufacturer and marketer of intimate apparel in Italy.

     During 1993, the corporation acquired several companies for an aggregate purchase price of $352 in cash and the issuance of 1,924,411 shares of common stock having a market value of $69. The principal acquisitions were BP Nutrition's Consumer Food Group, a manufacturer and marketer of packaged meat products in Europe, and the Filodoro Group, a manufacturer and marketer of hosiery in Italy.

     During 1992, the corporation acquired several companies for an aggregate purchase price of $657 in cash and the issuance of 3,875,622 shares of common stock having a market value of $167. The principal acquisitions were Playtex Apparel, Inc., an international manufacturer and distributor of intimate apparel products, and Pretty Polly Limited, a manufacturer and marketer of hosiery in the United Kingdom. During the year, the corporation also acquired a minority position in Playtex FP Group Incorporated, a manufacturer and marketer of personal care products, for $40 in cash and the issuance of 458,604 shares of common stock having a market value of $23. During 1994, the corporation disposed of substantially all of its investment in Playtex FP Group.

     During 1992, the corporation sold businesses for proceeds of $805. The most significant disposition was the corporation's European-based, over-the-counter pharmaceutical business, Nicholas. The corporation made several divestments in 1993, which did not have a material effect on operating results or financial position.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

                         COMMITMENTS AND CONTINGENCIES

     The corporation enters into interest rate swap agreements to manage interest rate fluctuations and lower its cost of borrowing. The differential to be paid or received on these agreements is accrued as interest rates change and is recognized over the lives of the respective agreements. The terms of swap agreements, which effectively converted short-term variable-rate debt into fixed-rate debt at the respective year-end, are shown below:

                                                                        1994     1993     1992
                                                                        ----     ----     ----
Aggregate notional principal........................................    $150     $161      $13
Weighted average interest rate......................................     8.8%     8.8%     8.1%
Weighted average maturity in years..................................      .4      1.3      1.4

     The corporation enters into forward foreign exchange contracts to hedge the foreign currency exposure of its net investments in European subsidiaries, intercompany loans and firm commitments. The corporation primarily sells European currencies and purchases U.S. dollars to hedge these foreign currency positions. As of July 2, 1994, the U.S. dollar equivalent of the primary foreign currencies sold forward was $242 French francs, $174 German marks, $151 Italian lira and $104 British pounds. These contracts have maturity dates that are generally less than one year. Similar arrangements were in place in prior years.

     The corporation utilizes currency swaps to hedge the currency exposure of certain net investments in foreign operations and intercompany loans. The terms of the currency swaps, which effectively converted U.S. dollar-and Swiss franc-denominated debt into Dutch guilder-denominated debt, and hedged certain French franc-denominated intercompany loans at the respective year-end, are shown below:

                                                                        1994     1993     1992
                                                                        ----     ----     ----
Aggregate notional principal........................................    $546     $563     $922
Weighted average interest rate......................................     6.7%     5.8%     6.5%
Weighted average maturity in years..................................     1.2      1.9      1.8

     A large number of major international financial institutions are counterparties to the interest rate swaps, currency swaps and forward exchange contracts. The corporation continually monitors its positions and the credit ratings of its counterparties and, by policy, limits the amount of agreements or contracts it enters into with any one party. While the corporation may be exposed to credit losses in the event of nonperformance by these counterparties, it does not anticipate losses, because of the control procedures mentioned.

     The fair market value of the corporation's interest rate swaps, currency swaps and forward exchange contracts approximated their carrying value in the financial statements as of July 2, 1994 and July 3, 1993. Fair value is estimated based upon the amount that the corporation would receive or pay to terminate the agreements as of the reporting date, utilizing quoted prices for comparable contracts and discounted cash flows.

     The corporation had third-party guarantees outstanding, aggregating approximately $28 at July 2, 1994, $22 at July 3, 1993 and $24 at June 27, 1992. These guarantees relate primarily to financial arrangements to support various suppliers of the corporation, and are secured by the inventory and fixed assets of suppliers.

     Trade accounts receivable due from highly leveraged customers were $52 at July 2, 1994, $41 at July 3, 1993 and $48 at June 27, 1992. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     Rental expense under operating leases amounted to approximately $207 in 1994, $182 in 1993 and $175 in 1992. Future minimum annual fixed rentals required during the years ending in 1995 through 1999 under noncancelable operating leases having an original term of more than one year are $100, $72, $58, $49 and $39, respectively. The aggregate obligation subsequent to 1999 is $106.

     The corporation is contingently liable for long-term leases on properties operated by others. The minimum annual rentals under these leases average approximately $6 for the years ending in 1995-1999, $2 in 2000-2004 and $1 in 2005-2009.

     The corporation is a party to several pending legal proceedings and claims, and environmental actions by governmental agencies. Although the outcome of such items cannot be determined with certainty, the corporation's general counsel and management are of the opinion that the final outcome should not have a material effect on the corporation's results of operations or financial position.

                               CREDIT FACILITIES

     The corporation has numerous credit facilities available, including revolving credit agreements totaling $1,900 that have an average annual fee of .1%. These agreements support commercial paper borrowings. Because of their short maturity, the fair value of notes payable approximates carrying value. Selected data on the corporation's short-term obligations follow:

                                                                   1994        1993        1992
                                                                  ------      ------      ------
Maximum period-end borrowings................................     $1,998      $1,484      $1,024
Average borrowings during the year...........................      1,833       1,067         753
Weighted average interest rate during the year...............        4.2%        5.3%        6.2%
Weighted average interest rate at year-end...................        5.0         5.0        12.0

                                 LONG-TERM DEBT

                                                    INTEREST RATE RANGE   MATURITY     1994     1993     1992
                                                    -------------------   ---------   ------   ------   ------
U.S. dollar
  obligations:     ESOP debt......................            8.176%           2004   $  323   $  334   $  341
                   Eurodollar bonds...............                                      --        150      150
                   Notes and debentures...........        4.40-9.70       1995-2016      876      548      476
                   Revenue bonds..................        2.50-4.40       2001-2019       23       25       28
                   Zero coupon notes..............      10.00-14.25       2014-2015       12       11       10
                   Various other obligations......                                         8       17       25
                                                                                      ------   ------   ------
                                                                                       1,242    1,085    1,030
                                                                                      ------   ------   ------
Foreign currency
  obligations:     Swiss franc....................             4.75            1998       96      223      243
                   Dutch guilder..................       6.50-8.625       1995-1998      123      177      203
                   Various other obligations......                                       117      105      150
                                                                                      ------   ------   ------
                                                                                         336      505      596
                                                                                      ------   ------   ------
Total long-term debt..............................                                     1,578    1,590    1,626
Less current maturities...........................                                        82      426      237
                                                                                      ------   ------   ------
                                                                                      $1,496   $1,164   $1,389
                                                                                      ======   ======   ======

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     The ESOP debt is guaranteed by the corporation.

     The zero coupon notes are net of unamortized discounts of $112 in 1994, $113 in 1993 and $114 in 1992. Principal payments of $19 and $105 are due in 2014 and 2015, respectively.

     Payments required on long-term debt during the years ending in 1995 through 1999 are $82, $93, $121, $253 and $81, respectively.

     The corporation made cash interest payments of $203, $161 and $171 in 1994, 1993 and 1992, respectively.

     The estimated fair value of the corporation's long-term debt, including current maturities, was $1,549 at July 2, 1994 and $1,645 at July 3, 1993. The fair value of the corporation's long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation's current incremental borrowing rates for similar types of borrowing arrangements.

                                 UNUSUAL ITEMS

     In the fourth quarter of 1994, the corporation provided for the costs of restructuring its worldwide operations. This restructuring provision reduced 1994 income before income taxes, net income and net income per common share by $732, $495 and $1.03, respectively. Of the total pretax charge, $289 relates to anticipated losses associated with the disposal of land, buildings and improvements, and machinery and equipment; $112 relates to anticipated expenditures to close and dispose of the idle facilities; $239 relates to anticipated payments to severed employees; $33 relates to the recognition of pension benefits associated with the severed employee group; and $59 primarily relates to losses associated with the disposal of certain businesses. As of July 2, 1994, no material actions contemplated in the restructuring plan have taken place. Restructuring actions are expected to be substantially completed by 1996.

     In 1992, the corporation sold its European-based over-the-counter pharmaceutical business, Nicholas, for a pretax gain of approximately $412 (equivalent to $.56 per share). Also in 1992, the board of directors approved a series of plans primarily related to the Packaged Foods segment designed to improve operating margins through the elimination of excess capacity and the disposition of operations that did not meet strategic goals. The restructuring consisted primarily of the sale of assets, consolidation and reconfiguration of facilities, and certain employee costs. The provision for this restructuring was $190. Together, these 1992 unusual items resulted in a net pretax gain of $222, or $.30 per share.

                                RETIREMENT PLANS

     The corporation has noncontributory defined benefit plans covering certain of its domestic employees. The benefits under these plans are primarily based on years of service and compensation levels. The plans are funded in conformity with the requirements of applicable government regulations. The plans' assets consist principally of marketable equity securities, corporate and government debt securities and real estate.

     The corporation's foreign subsidiaries have plans for employees consistent with local practices.

     The corporation also sponsors defined contribution pension plans at several of its subsidiaries. Contributions are determined as a percent of each covered employee's salary.

     Certain employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     The annual pension expense for all plans was:

                                                                          1994     1993     1992
                                                                          ----     ----     ----
Defined benefit plans.................................................    $31      $30      $ 8
Defined contribution plans............................................     11       13       13
Multi-employer plans..................................................      4        4        4
                                                                          ----     ----     ----
Total pension expense                                                     $46      $47      $25
                                                                          ====     ====     ====

     The increase in pension expense from 1992 to 1993 resulted from an increase in the benefits provided under certain foreign plans, the use of a lower discount rate in determining plan obligations and the impact of acquisitions.

     The components of the defined benefit plan expenses were:

                                                                      1994     1993      1992
                                                                      ----     -----     -----
Benefits earned by employees......................................    $ 52     $  50     $  41
Interest on projected benefit obligations.........................      92        90        73
Actual investment return on plan assets...........................     (99)     (131)     (108)
Net amortization and deferral.....................................     (14)       21         2
                                                                      ----     -----     -----
Net pension expense...............................................    $ 31     $  30     $   8
                                                                      ====     =====     =====

     The status of defined benefit plans at the respective year-end was:

                                                                    1994       1993       1992
                                                                   ------     ------     ------
Fair market value of plan assets...............................    $1,420     $1,284     $1,244
                                                                   ------     ------     ------
Actuarial present value of benefits for services rendered:
  Accumulated benefits based on salaries to date
     Vested....................................................     1,144        989        877
     Nonvested.................................................        38         42         38
  Additional benefits based on estimated future salary
     levels....................................................       217        222        218
                                                                   ------     ------     ------
  Projected benefit obligations................................     1,399      1,253      1,133
                                                                   ------     ------     ------
Excess of plan assets over projected benefit obligations.......        21         31        111
Unamortized net transitional asset.............................       (26)       (33)       (48)
Unrecognized net gain..........................................        (8)       (62)       (71)
Unrecognized prior service cost................................        88         89         75
                                                                   ------     ------     ------
Prepaid pension liability recognized on the Consolidated
  Balance Sheets...............................................    $   75     $   25     $   67
                                                                   ======     ======     ======

     Weighted average rates used in determining pension expense and related obligations for defined benefit plans were:

                                                                          1994     1993     1992
                                                                          ----     ----     ----
Discount rate.........................................................     7.5%     7.6%     7.9%
Rate of compensation increase.........................................     5.2      5.3      5.8
Long-term rate of return on plan assets...............................     8.3      8.8      8.8

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     Effective July 4, 1993, the corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," (SFAS 106) for its domestic retiree benefit plans. Under SFAS 106, the corporation accrues the estimated cost of retiree health care and life insurance benefits during the employees' active service periods. The corporation's previous method of accounting for postretirement benefits other than pensions was similar to that required by SFAS 106, and as of the start of fiscal 1994, the accumulated benefit obligation for domestic employees had been accrued.

     The corporation provides health care and life insurance benefits to certain domestic retired employees, their covered dependents and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these postretirement benefits. Certain retirees are required to contribute to plans in order to maintain coverage. The domestic postretirement benefit expense was $15 in 1994, $18 in 1993 and $14 in 1992. The components of the 1994 expense were:

                                                                                        1994
                                                                                        ----
Benefits earned by employees........................................................    $ 4
Interest on accumulated benefit obligations.........................................     11
                                                                                        ----
Net postretirement benefit expense..................................................    $15
                                                                                        ====

     The status of domestic postretirement benefit plans at July 2, 1994 was:

                                                                                        1994
                                                                                        ----
Actuarial present value of benefits for services rendered:
  Retirees...........................................................................   $ 87
  Fully eligible active plan participants............................................     19
  Other active participants..........................................................     48
                                                                                        ----
Accumulated benefit obligations......................................................    154
Fair market value of plan assets.....................................................      2
                                                                                        ----
Accumulated benefit obligations in excess of plan assets.............................    152
Unrecognized net transitional asset..................................................     15
Unrecognized net loss................................................................     (4)
Unrecognized prior service cost......................................................     (1)
                                                                                        ----
Postretirement benefit obligations recognized on Consolidated Balance Sheet..........   $162
                                                                                        ====

     The discount rate used to determine the 1994 accumulated postretirement benefit obligations was 7.75%. The assumed health care cost trend rate was 15% in 1994 decreasing to 7% in 2002 and beyond. Increasing the health care cost trend by one percentage point would have increased the 1994 postretirement benefit obligations by approximately 8% and the annual plan expense by approximately 12%.

     Employees outside the United States are covered principally by government-sponsored plans, and the cost of company-provided plans is not material. The corporation is required to adopt SFAS 106 for its plans outside the United States in 1996.

                                  INCOME TAXES

     Effective July 4, 1993, the corporation adopted Statement of Financial Accounting Standards No. 109; "Accounting for Income Taxes," (SFAS 109). The cumulative effect as of July 4, 1993, of adopting

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

SFAS 109, was a one-time charge of $35, or $.07 per share, primarily due to adjusting deferred taxes from historical to current rates. Financial statements for years prior to 1994 have not been restated to reflect the adoption of this standard. The effect of this new standard on 1994 income tax expense, exclusive of the cumulative effect adjustment, is not material.

     The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

                                                       1994                1993                1992
                                                 ----------------    ----------------    ----------------
                                                 AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                                 ------   -------    ------   -------    ------   -------
Income before provision for income taxes
  United States................................   $218      56.0%    $  615     56.8%    $  283     24.1%
  Foreign......................................    171      44.0        467     43.2        891     75.9
                                                 ------   -------    ------   -------    ------   -------
                                                  $389     100.0%    $1,082    100.0%    $1,174    100.0%
                                                 ======    =====     ======    =====     ======    =====
Taxes at U.S. statutory rates..................   $136      35.0%    $  368     34.0%    $  399     34.0%
State taxes, net of federal benefit............     24       6.2         22      2.0         17      1.4
Difference between U.S. and foreign rates......    (34)     (8.8)       (31)    (2.8)       (28)    (2.4)
Nondeductible amortization.....................     46      11.7         44      4.0         37      3.2
Other, net.....................................    (17)     (4.2)       (25)    (2.3)       (12)    (1.0)
                                                 ------   -------    ------   -------    ------   -------
Taxes at effective worldwide tax rates.........   $155      39.9%    $  378     34.9%    $  413     35.2%
                                                 ======    =====     ======    =====     ======    =====

     Current and deferred tax provisions were:

                                                       1994                 1993                 1992
                                                ------------------   ------------------   ------------------
                                                CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED
                                                -------   --------   -------   --------   -------   --------
United States.................................   $ 200     $ (144)    $ 175      $ (7)     $  98      $ 24
Foreign.......................................     143        (61)      159        17        238        27
State.........................................      34        (17)       33         1         21         5
                                                -------   --------   -------      ---     -------      ---
                                                 $ 377     $ (222)    $ 367      $ 11      $ 357      $ 56
                                                ======     ======    ======    ======     ======    ======

     Following are the components of the deferred tax provisions occurring as a result of transactions being reported in different years for financial and tax reporting:

                                                                          1994     1993    1992
                                                                          -----    ----    ----
Depreciation...........................................................   $  22    $  1    $  8
Unremitted earnings of foreign subsidiaries............................    --        20      14
Inventory valuation methods............................................       2      (1)     (4)
Restructuring reserves.................................................    (230)    --      --
Other, net.............................................................     (16)     (9)     38
                                                                          -----    ----    ----
                                                                          $(222)   $ 11    $ 56
                                                                          =====    ====    ====
Cash payments for income taxes.........................................   $ 295    $304    $381
                                                                          =====    ====    ====

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     The deferred tax (assets) liabilities as of July 2, 1994, were:

                                                                                       1994
                                                                                       -----
Deferred tax (assets):
  Pension, postretirement and other employee benefits...............................   $  (4)
  Net operating loss and other tax carryforwards....................................     (15)
  Restructuring reserves............................................................    (230)
  Reserves not deductible until paid................................................    (243)
Deferred tax liabilities:
  Property, plant and equipment.....................................................     230
  Other.............................................................................      62
                                                                                       -----
Net deferred tax (assets)...........................................................   $(200)
                                                                                       =====

                          INDUSTRY SEGMENT INFORMATION

     The corporation's business segments are described in the Narrative Description of Business on pages 3 through 7.

                                                           PACKAGED CONSUMER
                                    PACKAGED FOODS              PRODUCTS
                                 --------------------   ------------------------
                                  PACKAGED    COFFEE                 HOUSEHOLD
                                   MEATS        AND     PERSONAL        AND                      INTER-
                                 AND BAKERY   GROCERY   PRODUCTS   PERSONAL CARE   CORPORATE     SEGMENT    TOTAL
                                 ----------   -------   --------   -------------   ---------     -------   -------
1994
Sales (1)......................    $5,472     $ 2,090    $6,449       $ 1,530        $  --        $(5)     $15,536
Pretax income (loss)(2)........       318         274       (71)          111         (243)(3)    --           389
Assets.........................     1,662       1,776     6,535         1,335          357 (5)    --        11,665
Depreciation and
  amortization.................       108          74       289            71           26        --           568
Capital expenditures...........       108          69       408            41            2        --           628
1993
Sales (1)......................    $5,148     $ 2,058    $6,098       $ 1,279        $  --        $(3)     $14,580
Pretax income..................       287         292       602           126         (225)(3)    --         1,082
Assets.........................     1,560       1,629     6,209           859          605 (5)    --        10,862
Depreciation and
  amortization.................        99          80       265            55           23        --           522
Capital expenditures...........        99          87       485            42           15        --           728
1992
Sales (1)......................    $4,703     $ 1,919    $5,398       $ 1,227        $  --        $(4)     $13,243
Pretax income..................       264         254       582           107          (33)(3,4)  --         1,174
Assets.........................     1,253       1,851     5,395           970          520 (5)    --         9,989
Depreciation and
  amortization.................        97          68       232            53           22        --           472
Capital expenditures...........        96          73       271            44           25        --           509

- - - ---------------
(1) Includes sales between segments. Such sales are at transfer prices that are equivalent to market value.

(2) Includes provisions for restructuring reported in the 1994 Consolidated Statement of Income, as follows: Packaged Meats and Bakery $22; Coffee and Grocery $25; Personal Products $630; and Household and Personal Care $55.

(3) Includes net interest expense of $145 in 1994, $82 in 1993 and $94 in 1992 incurred primarily in the United States to finance and support consolidated operations.

(4) Includes unusual items reported in the 1992 Consolidated Statement of Income. The gain of $412 relates to the Packaged Consumer Products segment. Restructuring charges of $126 and $64 are related to Packaged Foods and Packaged Consumer Products, respectively.

(5) Principally cash and equivalents and investments in associated companies and certain fixed assets.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     Included in sales and operating income in the Industry Segment Information above are the following sales and pretax income (loss) applicable to businesses sold prior to July 2, 1994:

                                                            1994               1993               1992
                                                       ---------------    ---------------    ---------------
                                                                PRETAX             PRETAX             PRETAX
                                                       SALES    INCOME    SALES    INCOME    SALES    INCOME
                                                       -----    ------    -----    ------    -----    ------
Packaged Meats and Bakery...........................     --       --       $88      $ (1)    $ 160     $ (6)
Household and Personal Care.........................     --       --         8        --        55        3

                          GEOGRAPHIC AREA INFORMATION

                                         WESTERN/CENTRAL   ASIA-PACIFIC/
                         UNITED STATES       EUROPE        LATIN AMERICA   OTHER   CORPORATE   INTER-AREA    TOTAL
                         -------------   ---------------   -------------   -----   ---------   ----------   -------
1994
Sales(1)................    $ 9,782          $ 4,433          $ 1,006      $ 348     $  --        $(33)     $15,536
Pretax income(2)........        330              193               65         44      (243)(3)      --          389
Assets(6)...............      5,558            4,459              984        307       357 (5)      --       11,665
1993
Sales(1)................    $ 9,423          $ 4,114          $   801      $ 257     $ --         $(15)     $14,580
Pretax income...........        763              422               94         28      (225)(3)      --        1,082
Assets(6)...............      5,364            3,880              858        155       605 (5)      --       10,862
1992
Sales(1)................    $ 8,736          $ 3,605          $   655      $ 265     $  --        $(18)     $13,243
Pretax income...........        697              418               65         27       (33)(3,4)    --        1,174
Assets(6)...............      4,731            4,053              597         88       520 (5)      --        9,989

- - - ---------------
(1) Includes sales between geographic areas. Such sales are at transfer prices that are equivalent to market value.

(2) Includes provisions for restructuring reported in the 1994 Consolidated Statement of Income, as follows: United States $483; Western/Central Europe $200; Asia-Pacific/Latin America $42; and Other $7.

(3) Includes net interest expense of $145 in 1994, $82 in 1993 and $94 in 1992 incurred primarily in the United States to finance and support consolidated operations.

(4) Includes the unusual items reported in the 1992 Consolidated Statement of Income. The gain of $412 relates to operating activities outside the United States, and substantially all restructuring charges of $190 relate to operating activities within the United States.

(5) Principally cash and equivalents and investment in associated companies and certain fixed assets.

(6) The tangible net assets of foreign operations included in the accompanying Consolidated Balance Sheets were $594 at July 2, 1994, $651 at July 3, 1993 and $863 at June 27, 1992.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA
                                  (unaudited)

                                                                             QUARTER
                                                                -----------------------------------
                                                                FIRST     SECOND    THIRD    FOURTH
                                                                ------    ------    ------   ------
1994
Net sales.....................................................  $3,796    $4,010     $3,664   $4,066
Gross profit..................................................   1,412     1,533      1,388    1,503
Net income (loss).............................................     120(1)    236        152     (309)(2)
Per common share
  Net income (loss)...........................................     .24(1)    .48        .30     (.65)(2)
  Cash dividends declared.....................................    .145       .16        .16      .16
  Market price -- high........................................   26.63     28.25      26.00    23.75
               -- low.........................................   21.00     23.38      21.00    20.13
- - - ----------------------------------------------------------------------------------------------------
1993
Net sales.....................................................  $3,583    $3,840     $3,308   $3,849
Gross profit..................................................   1,355     1,493      1,259    1,434
Net income....................................................     142       220        152      190
Per common share(5)
  Net income..................................................     .28       .44        .30      .38
  Cash dividends declared.....................................    .125      .145       .145     .145
  Market price -- high........................................   29.19     32.44      31.88    28.13
               -- low.........................................   24.75     27.63      27.00    23.25
- - - ----------------------------------------------------------------------------------------------------
1992
Net sales.....................................................  $3,107    $3,594     $3,143   $3,399
Gross profit..................................................   1,098     1,316      1,195    1,328
Net income....................................................     263(3)    190        138      170
Per common share(5)
  Net income..................................................     .55(3)    .38        .27      .34
  Cash dividends declared.....................................    .118      .245(4)    .125     .125
  Market price -- high........................................   22.88     28.38      29.07    26.63
               -- low.........................................   20.13     20.63      24.50    23.32
- - - ----------------------------------------------------------------------------------------------------

(1) Includes cumulative effect of accounting change of $35.

(2) Includes provision for restructuring of $495.

(3) Includes nonrecurring net gain of $140.

(4) Includes $.12 special dividend.

(5) Restated for the 2-for-1 stock split in December 1992.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Management of SARA LEE CORPORATION

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Sara Lee Corporation included in this Form 10-K, and have issued our report thereon dated August 1, 1994. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules V, VI, VIII, and X are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois,
August 1, 1994.

                                   SCHEDULE V

                     SARA LEE CORPORATION AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT
        FOR THE YEARS ENDED JUNE 27, 1992, JULY 3, 1993 AND JULY 2, 1994
                                 (IN MILLIONS)

                                                                                       RETIREMENTS,
                                             BALANCE AT    PROPERTY OF                   SALES AND      BALANCE
                                             BEGINNING      PURCHASED     ADDITIONS        OTHER        AT END
                                              OF YEAR       COMPANIES      AT COST        CHANGES       OF YEAR
                                             ----------    -----------    ---------    -------------    -------
For the Year Ended June 27, 1992:
  Land....................................     $   93         $   9         $   8          $  (2)       $   108
  Buildings and improvements..............      1,253            65           148             10          1,476
  Machinery and equipment.................      2,279            66           445           (196)         2,594
  Construction in progress................        323             3           (92)            (3)           231
                                               ------         -----         -----          -----        -------
                                               $3,948         $ 143         $ 509          $(191)       $ 4,409
                                               ======         =====         =====          ======       =======
For the Year ended July 3, 1993:
  Land....................................     $  108         $   5         $   8          $   8        $   129
  Buildings and improvements..............      1,476            60           163           (129)         1,570
  Machinery and equipment.................      2,594            80           440           (310)         2,804
  Construction in progress................        231             3           117            (12)           339
                                               ------         -----         -----          -----        -------
                                               $4,409         $ 148         $ 728          $(443)       $ 4,842
                                               ======         =====         =====          ======       =======
For the Year ended July 2, 1994:
  Land....................................     $  129         $   6         $   5          $  (9)       $   131
  Buildings and improvement...............      1,570            36           177            (37)         1,746
  Machinery and equipment.................      2,804            56           504           (287)         3,077
  Construction in progress................        339             3           (58)            (1)           283
                                               ------         -----         -----          -----        -------
                                               $4,842         $ 101         $ 628          $(334)       $ 5,237
                                               ======         =====         =====          ======       =======

- - - ---------------
Refer to "Notes to Financial Statements, Summary of Significant Accounting Policies" on Page F-9 of this Report for depreciation methods and estimated useful lives.

                                  SCHEDULE VI

                     SARA LEE CORPORATION AND SUBSIDIARIES

          ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT
                                 AND EQUIPMENT
        FOR THE YEARS ENDED JUNE 27, 1992, JULY 3, 1993 AND JULY 2, 1994
                                 (IN MILLIONS)

                                                      BALANCE AT    PROVISION     RETIREMENTS,     BALANCE
                                                      BEGINNING     CHARGED TO      SALES AND      AT END
                                                       OF YEAR       EARNINGS     OTHER CHANGES    OF YEAR
                                                      ----------    ----------    -------------    -------
For the Year Ended June 27, 1992:
  Buildings and improvements.......................     $  444         $ 73           $ 103        $   620
  Machinery and equipment..........................      1,115          281            (180)         1,216
                                                       -------        -----          ------        -------
                                                        $1,559         $354           $ (77)       $ 1,836
                                                       =======        =====          ======        =======
For the Year Ended July 3, 1993:
  Buildings and improvements.......................     $  620         $ 81           $ (37)       $   664
  Machinery and equipment..........................      1,216          302            (218)         1,300
                                                       -------        -----          ------        -------
                                                        $1,836         $383           $(255)       $ 1,964
                                                       =======        =====          ======        =======
For the Year Ended July 2, 1994:
  Buildings and improvements.......................     $  664         $ 92           $ (19)       $   737
  Machinery and equipment..........................      1,300          322             (22)         1,600
                                                       -------        -----          ------        -------
                                                        $1,964         $414           $ (41)       $ 2,337
                                                       =======        =====          ======        =======

- - - ---------------
Refer to "Notes to Financial Statements, Summary of Significant Accounting Policies" on Page F-9 of this Report for depreciation methods and estimated useful lives.

                                 SCHEDULE VIII

                     SARA LEE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED JUNE 27, 1992, JULY 3, 1993 AND JULY 2, 1994
                                 (IN MILLIONS)

                                       BALANCE AT       PROVISION        WRITE-OFFS(1)/       OTHER        BALANCE
                                       BEGINNING     CHARGED TO COSTS      ALLOWANCES       ADDITIONS      AT END
                                        OF YEAR        AND EXPENSES          TAKEN         (DEDUCTIONS)    OF YEAR
                                       ----------    ----------------    --------------    ------------    -------
For the Year Ended June 27, 1992:
  Allowances for bad debts..........      $ 69             $ 34              $  (16)           $ 14         $ 101
  Other receivable allowances.......        37               97                (101)             20            53
                                         -----            -----             -------           -----        ------
       Total........................      $106             $131              $ (117)           $ 34         $ 154
                                         =====            =====             =======           =====        ======
For the Year Ended July 3, 1993:
  Allowances for bad debts..........      $101             $ 23              $  (19)           $ (6)        $  99
  Other receivable allowances.......        53               86                 (97)             13            55
                                         -----            -----             -------           -----        ------
       Total........................      $154             $109              $ (116)           $  7         $ 154
                                         =====            =====             =======           =====        ======
For the Year Ended July 2, 1994:
  Allowances for bad debts..........      $ 99             $ 30              $  (21)           $  1         $ 109
  Other receivable allowances.......        55               78                 (81)              3            55
                                         -----            -----             -------           -----        ------
       Total........................      $154             $108              $ (102)           $  4         $ 164
                                         =====            =====             =======           =====        ======

- - - ---------------
NOTE: (1) Net of collections on accounts previously written off.

                                   SCHEDULE X

                     SARA LEE CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
       FOR THE YEARS ENDED JUNE 27, 1992, JULY 3, 1993, AND JULY 2, 1994

                                                                         CHARGED TO COSTS AND
                                                                               EXPENSES
                                                                       ------------------------
                                ITEM                                   1992      1993      1994
- - - --------------------------------------------------------------------   ----      ----      ----
                                                                            (IN MILLIONS)
Maintenance and repairs.............................................   $191      $211      $216
                                                                       ====      ====      ====
Excise Taxes........................................................   $389      $502      $515
                                                                       ====      ====      ====
Media advertising...................................................   $325      $392      $371
                                                                       ====      ====      ====

                                  EXHIBIT INDEX

   EXHIBITS                                                   PAGE/INCORPORATION BY REFERENCE
   --------                                               ----------------------------------------
   (3a)        Articles of Incorporation as Amended and
               Restated

   (3b)        By-Laws                                    Exhibit (3b) to Report on Form 10-K for
                                                          Fiscal Year ended July 3, 1993

   (4)         Sara Lee, by signing this Report, agrees to furnish the Securities and Exchange
               Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of Sara Lee and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of Sara Lee and its subsidiaries on a consolidated basis.

   (10)        1. 1979 Stock Option Plan, as amended      Exhibit (10) 7 to Report on Form 10-K
                                                          for Fiscal Year ended June 27, 1987

               2. 1981 Incentive Stock Option Plan, as    Exhibit (10) 11 to Report on Form 10-K
               amended                                    for Fiscal Year ended July 1, 1989

               3. 1988 Non-Qualified Stock Option Plan    Exhibit (10) 12 to Report on Form 10-K
                                                          for Fiscal Year ended July 2, 1988

               4. 1989 Incentive Stock Plan, as amended   Exhibit B to 1991 Proxy Statement, dated
                                                          September 20, 1991

               5. Supplemental Benefit Plan, as amended   Exhibit (10) 8 to Report on Form 10-K
                                                          for Fiscal Year ended June 30, 1990

               6. Short-Term (Annual) Incentive Plan      Exhibit (10) 15 to Report on Form 10-K
               Fiscal Year 1994                           for Fiscal Year ended July 3, 1993

               7. Short-Term (Annual) Incentive Plan
               Fiscal Year 1995 (Draft)

               8. Accelerated Growth Incentive Plan       Exhibit 10 (12) to Report on Form 10-K
               Fiscal Years 1990-1994                     for Fiscal Year ended June 30, 1990

               9. 1991 Non-Qualified Deferred             Exhibit 10 (15) to Report on Form 10-K
               Compensation Plan (Base Salary)            for Fiscal Year ended June 29, 1991

               10. 1992 Non-Qualified Deferred            Exhibit 10 (15) to Report on Form 10-K
               Compensation Plan (Base Salary)            for Fiscal Year ended June 27, 1992

               11. FY '93 Non-Qualified Deferred          Exhibit 10 (16) to Report on Form 10-K
               Compensation Plan (Annual Bonus)           for Fiscal Year ended June 27, 1992

               12. 1993 Non-Qualified Deferred            Exhibit 10 (19) to Report on Form 10-K
               Compensation Plan (Base Salary)            for Fiscal Year ended July 3, 1993

               13. FY '94 Non-Qualified Deferred          Exhibit 10 (20) to Report on Form 10-K
               Compensation Plan (Annual Bonus)           for Fiscal Year ended July 3, 1993

               14. 1994 Non-Qualified Deferred
               Compensation Plan (Base Salary)

               15. FY '95 Non-Qualified Deferred
               Compensation Plan (Annual Bonus)

               16. Long Term Performance Incentive Plan
               FY '95-97 (Draft)

               17. Non-Qualified Deferred Compensation    Exhibit 10 (21) to Report on Form 10-K
               Plan for Outside Directors                 for Fiscal Year ended July 3, 1993

   EXHIBITS                                                   PAGE/INCORPORATION BY REFERENCE
   --------                                               ----------------------------------------
               18. Estate Builder Deferred Compensation   Exhibit (10) 17 to Report on Form 10-K
               Plan                                       for Fiscal Year ended June 29, 1985

               19. Severance Plan for Corporate
               Officers

               20. Stockholder Rights Agreement           Exhibit (4) to Report on Form 10-Q for
                                                          the quarter ended March 26, 1988
   (12)        1. Computation of Ratio of Earnings to
               Fixed Charges

               2. Computation of Ratio of Earnings to
               Fixed Charges and Preferred Stock
               Dividend Requirements

   (21)        List of Subsidiaries

   (23)        Consent of Arthur Andersen LLP

   (24)        Powers of Attorney from those directors
               whose names appear on pages 17 and 18
               hereof followed by an asterisk

   (27)        Financial Data Schedules