Form 10-Q
period 1994-10-01
LEE SARA CORP
filed 1994-11-14
CIK 23666

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                EXCHANGE ACT OF 1934

For the quarterly period ended    October 1, 1994

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

Commission file number                       1-3344

                                Sara Lee Corporation
             (Exact name of registrant as specified in its charter)

         Maryland                            36-2089049
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

     Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
                    (Address of principal executive offices)
                                   (Zip Code)

                               (312) 726-2600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X       No ________

         On October 1, 1994, the Registrant had 481,169,421 outstanding shares of common stock $1.33 1/3 par value, which is registrant's only class of common stock.

                        The document contains 17 pages.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I -

     FINANCIAL STATEMENTS -
         Preface                                                              3

         Condensed Consolidated Balance Sheets -
               At October 1, 1994 and July 2, 1994                            4

         Consolidated Statements of Income -
               For the thirteen weeks ended October 1, 1994
                 and October 2, 1993                                          5

         Consolidated Statements of Common Stockholders' Equity -
               For the period July 3, 1993 to October 1, 1994                 6

         Consolidated Statements of Cash Flows -
               For the thirteen weeks ended October 1, 1994
                 and October 2, 1993                                          7

         Notes to Consolidated Financial Statements                           8

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION                                   9

PART II -

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                        12

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                               13


SIGNATURE                                                                     14

EXHIBIT 11   - Computation of Net Income Per Common Share                     15

EXHIBIT 12.1 - Computation of Ratio of Earnings to Fixed Charges              16

EXHIBIT 12.2 - Computation of Ratio of Earnings to Fixed Charges and
                 Preferred Stock Dividend Requirements                        17

                                     PART I

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                    Preface

The consolidated financial statements for the thirteen weeks ended October 1, 1994 and October 2, 1993 and the balance sheet as of October 1, 1994 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 1, 1994 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen weeks ended October 1, 1994 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's Form 10-K for the year ended July 2, 1994.

                     SARA LEE CORPORATION AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets at October 1, 1994 and July 2, 1994
                                 (in millions)


                                                 Oct. 1,             July 2,
                                                  1994                1994
           ASSETS                                -------             -------

Cash and Equivalents                          $       219         $       189
Trade Accounts Receivable, less Allowances          1,774               1,472
Inventories:
    Finished Goods                                  1,609               1,603
    Work in Process                                   382                 361
    Materials and Supplies                            637                 603
                                              -----------         -----------
                                                    2,628               2,567
Other Current Assets                                  228                 241
                                              -----------         -----------
    Total Current Assets                            4,849               4,469


Investments in Associated Companies                   143                 142
Trademarks and Other Assets                           493                 492
Property, Net                                       2,863               2,900
Intangible Assets                                   3,684               3,662
                                              -----------         -----------
                                              $    12,032         $    11,665
                                              ===========         ===========

    LIABILITIES AND EQUITY

Notes Payable                                 $     1,465         $     1,281
Accounts Payable                                    1,050               1,253
Accrued Liabilities                                 2,445               2,303
Current Maturities of Long-Term Debt                  199                  82
                                              -----------         -----------
    Total Current Liabilities                       5,159               4,919


Long-Term Debt                                      1,497               1,496
Deferred Income Taxes                                 318                 290
Other Liabilities                                     774                 783
Minority Interest in Subsidiaries                     528                 520
Auction Preferred Stock                               300                 300
ESOP Convertible Preferred Stock                      336                 339
Unearned Deferred Compensation                       (308)               (308)
Common Stockholders' Equity                         3,428               3,326
                                              -----------         -----------
                                              $    12,032         $    11,665
                                              ===========         ===========


See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income
        For the Thirteen Weeks Ended October 1, 1994 and October 2, 1993
                      (in millions, except per share data)





                                                                         THIRTEEN WEEKS ENDED
                                                                  ---------------------------------
                                                                     Oct. 1,              Oct. 2,
                                                                      1994                  1993
                                                                  -----------          ------------
Net Sales                                                         $     4,290          $      3,796
                                                                  -----------          ------------
Cost of Sales                                                           2,672                 2,384
Selling, General and Administrative Expenses                            1,319                 1,138
Interest Expense                                                           55                    42
Interest Income                                                           (10)                  (10)
                                                                  -----------          ------------
                                                                        4,036                 3,554
                                                                  -----------          ------------

Income Before Income Taxes                                                254                   242
Income Taxes                                                               89                    87
                                                                  -----------          ------------
Net Income Before Accounting Change                                       165                   155
Cumulative Effect of Accounting Change                                     --                   (35)
                                                                  -----------          ------------
Net Income                                                                165                   120
Preferred Dividend Requirements, Net of Tax                                 6                     6
                                                                  -----------          ------------
Net Income Available for Common Stockholders                      $       159          $        114
                                                                  ===========          ============
Net Income Per Common Share - Primary

       Before Cumulative Effect of Accounting Change              $      0.33          $       0.31
       Cumulative Effect of Accounting Change                              --                 (0.07)
                                                                  -----------          ------------
                                                                  $      0.33          $       0.24
                                                                  ===========          ============
       Average Shares Outstanding                                         481                   481
                                                                  ===========          ============

Net Income Per Common Share - Fully Diluted

       Before Cumulative Effect of Accounting Change              $      0.32          $       0.30
       Cumulative Effect of Accounting Change                              --                 (0.07)
                                                                  -----------          ------------
                                                                  $      0.32          $       0.23
                                                                  ===========          ============
       Average Shares Outstanding                                         499                   500
                                                                  ===========          ============
Cash Dividends Per Common Share                                   $      0.16          $      0.145
                                                                  ===========          ============




See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Common Stockholders' Equity
                 For the Period July 3, 1993 to October 1, 1994
                      (in millions, except per share data)


                                                                                                       UNEARNED
                                                 COMMON     CAPITAL     RETAINED    TRANSLATION      RESTRICTED
                                       TOTAL     STOCK      SURPLUS     EARNINGS    ADJUSTMENTS        STOCK
                                      ------   ---------   ---------   -----------   ------------     ------------
Balances at July 3, 1993              $3,551   $     647   $      66   $     3,056  $     (194)        $     (24)

Net Income                               120          --          --           120          --                --
Cash Dividends -
     Common ($.145 per share)            (69)         --          --           (69)         --                --
     Auction preferred
     ($637 per share)                     (2)         --          --            (2)         --                --
     ESOP convertible preferred
     ($1.359 per share)                   (6)         --          --            (6)         --                --
Stock Issuances -
     Stock option and benefit plans       17           1          16            --          --                --
Restricted Stock Amortization              1          --          --            --          --                 1
Reacquired Shares                       (224)        (12)        (82)         (130)         --                --
Translation Adjustments                    6          --          --            --           6                --
ESOP Tax Benefit                           2          --          --             2          --                --
Other                                     --          --          --            (1)         --                 1
                                      ------   ---------   ---------   -----------   ---------         ---------
Balances at October 2, 1993            3,396         636          --         2,970        (188)              (22)

Net Income                                79          --          --            79          --                --
Cash Dividends -                                                                --
     Common ($.48 per share)            (229)         --          --          (229)         --                --
     Auction preferred
     ($2,095.33 per share)                (6)         --          --            (6)         --                --
     ESOP convertible preferred
     ($4.0785 per share)                 (20)         --          --           (20)         --                --
Stock Issuances -
     Stock option and benefit plans       52           5          47            --          --                --
     Restricted stock, less
     amortization of $3                    3          --           2            --          --                 1
Translation Adjustments                   18          --          --            --          18                --
ESOP Tax Benefit                           8          --          --             8          --                --
Other                                     25          --          27            (3)         --                 1
                                      ------   ---------   ---------   -----------   ---------         ---------
Balances at July 2, 1994               3,326         641          76         2,799        (170)              (20)

Net Income                               165          --          --           165          --                --
Cash Dividends -
     Common ($.16 per share)             (77)         --          --           (77)         --                --
     Auction preferred
     ($877.33 per share)                  (3)         --          --            (3)         --                --
     ESOP convertible preferred
     ($1.359 per share)                   (6)         --          --            (6)         --                --
Stock Issuances -
     Stock option and benefit plans       13           1          12            --          --                --
     Restricted stock, less
     amortization of $1                    1          --           9            --          --                (8)
Reacquired Shares                        (17)         (1)        (16)           --          --                --
Translation Adjustments                   22          --          --            --          22                --
ESOP Tax Benefit                           3          --          --             3          --                --
Other                                      1          --           1            (1)         --                 1
                                      ------   ---------   ---------   -----------   ---------         ---------
Balances at October 1, 1994           $3,428   $     641   $      82   $     2,880   $    (148)        $     (27)
                                      ======   =========   =========   ===========   =========         =========


See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
        For the Thirteen Weeks Ended October 1, 1994 and October 2, 1993
                                 (in millions)





                                                           THIRTEEN WEEKS ENDED
                                                           --------------------
                                                             Oct. 1,   Oct. 2,
                                                              1994      1993
                                                             ------    ------
OPERATING ACTIVITIES -
  Net income                                                 $  165    $  120
  Adjustments for non-cash charges included in net income:
     Depreciation and amortization of intangibles               149       144
     Increase (decrease) in deferred income taxes                25        (9)
     Cumulative effect of accounting change                      --        35
     Other                                                       (7)      (29)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                              (380)     (496)
                                                             ------    ------
  Net cash used in operating activities                         (48)     (235)
                                                             ------    ------

INVESTING ACTIVITIES -
  Purchases of property and equipment                           (96)     (154)
  Acquisitions of businesses                                    (27)     (349)
  Sale of businesses                                             11        --
  Returns from (investments in) associated companies              3        (8)
  Sales of property                                              11        11
  Other                                                           1         2
                                                             ------    ------
  Net cash used in investing activities                         (97)     (498)
                                                             ------    ------

FINANCING ACTIVITIES -
  Issuances of common stock                                      13        17
  Purchases of common stock                                     (17)     (224)
  Issuance of equity securities by subsidiary                    --       200
  Redemption of preferred stock                                  (3)      (30)
  Borrowings of long-term debt                                  127       153
  Repayments of long-term debt                                  (21)     (235)
  Short-term borrowings, net                                    159       716
  Payments of dividends                                         (86)      (77)
                                                             ------    ------
  Net cash from financing activities                            172       520
                                                             ------    ------
Effect of changes in foreign exchange rates on cash               3         3
                                                             ------    ------
Increase (decrease) in cash and equivalents                      30      (210)

Cash and equivalents at beginning of year                       189       325
                                                             ------    ------
Cash and equivalents at end of quarter                       $  219    $  115
                                                             ======    ======

COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                 $ (277)   $ (274)
     (Increase) in inventories                                  (14)      (66)
     Decrease (increase) in other current assets                 16        (1)
     (Decrease) in accounts payable                            (216)     (247)
     Increase in accrued liabilities                            111        92
                                                             ------    ------
Changes in current assets and liabilities                    $ (380)   $ (496)
                                                             ======    ======



See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. During the first quarter of fiscal 1995 the Corporation adopted Statement of Position 93-7 "Reporting on Advertising Costs" (SOP 93-7) as issued by the American Institute of Certified Public Accountants. The statement primarily requires that the cost of advertising be expensed no later than the first time the advertising takes place. The Corporation's previous method of accounting for advertising was consistent with SOP 93-7 and its adoption had no material impact on the results of operations.

2. A domestic subsidiary of the Corporation issued $200 million of preferred equity securities in July 1993. No gain or loss was recognized as a result of the transaction and the Corporation owned substantially all of the voting equity of the subsidiary, both before and after the transaction.
    The securities issued by the subsidiary provide the holder a rate of return based upon a specified inter-bank borrowing rate, are redeemable in fiscal 1996, and may be called at any time by the subsidiary. The subsidiary has the option of redeeming the securities with either cash, debt or equity of the Corporation. The subsidiary used the cash proceeds received to purchase the common stock of the Corporation on the open market.

                     SARA LEE CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition


The following is a discussion of the results of operations for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 and the changes in financial condition during the first three months of fiscal 1995.

RESULTS OF OPERATIONS

Current quarter sales of $4.29 billion were $494 million or 13% above the $3.80 billion reported in the first quarter of last year. The Packaged Foods segment and the Packaged Consumer Products segment had sales increases of 12.1% and 14.0%, respectively. Businesses acquired net of businesses sold subsequent to the first quarter of last year increased sales by approximately 2 percentage points. The weakening of the U.S. dollar relative to foreign currencies had the effect of increasing sales by 3 percentage points. Thus, on a comparable basis, sales increased by approximately 8%. Cost of sales increased by $288 million or 12.1% while the gross profit margin was 37.7% in the current quarter compared to 37.2% in the first quarter of last year. The improvement was primarily attributable to increased gross profit margins in the Packaged Foods Segment.

Selling, general and administrative expenses of $1.32 billion were $181 million or 15.9% higher than the first quarter of last year. The increase was primarily due to acquisitions, the weakening of the U.S. dollar relative to foreign currencies and increases in advertising and promotion expense in all of the Corporation's lines of business. Net interest expense increased from $32 million last year to $45 million in the current year primarily as a result of higher interest rates and increased long-term debt levels.

The Corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes" at the start of fiscal 1994. The cumulative effect of adopting this change as of the beginning of the period of change was $35 million or $.07 per share. The effect of this new standard on income tax expense, exclusive of the cumulative effect adjustment, for the thirteen weeks ended October 2, 1993, was not material.

The effective tax rate, excluding the cumulative impact of adopting SFAS 109, decreased from 36.0% to 35.0% of income before income taxes. This decrease was largely due to the impact of lower foreign taxes.

Excluding the cumulative impact of the accounting change from the first quarter of last year, net income increased 6.5% to $165 million while net income per share increased 6.5% to $.33 from $.31 last year. Including the cumulative impact of the accounting change, net income and net income per share both increased 37.5% from the first quarter of last year.

FINANCIAL CONDITION

During the first quarter of fiscal 1995, cash and equivalents increased by $30 million while borrowings increased by $302 million. The increase in borrowings is primarily attributable to seasonal changes in working capital requirements.

RESTRUCTURING

On June 6, 1994, the Corporation announced a restructuring of its worldwide operations which will result in the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees. Through October 1, 1994, 16 facilities have been closed and 2,905 employees severed. A reconciliation of the restructuring reserves through October 1, 1994 is presented on p. 11 of this document.

Restructuring actions are expected to be substantially completed by 1996, and the Corporation expects to fund the costs of the plan from internal sources and available borrowing capacity.

The Corporation expects the restructuring plan to begin lowering operating costs in fiscal 1995 and to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 million in fiscal 1998. Savings from the planned actions will be used for both business building initiatives and profit improvements. Due to the timing of the actions taken to date, no material benefit has been recognized in operating results.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                    RECONCILIATION OF RESTRUCTURING RESERVES
                             AS OF OCTOBER 1, 1994
                                 (in millions)



                                                                   WRITEDOWN     RECOGNITION OF
                                                                  OF PROPERTY     CURTAILMENT                          RESTRUCTURING
                                                    FISCAL 1994     TO NET      LOSS AND SPECIAL          FOREIGN        RESERVES
                                                   RESTRUCTURING   REALIZABLE     TERMINATION     CASH    EXCHANGE        AS OF
                                                     RESERVES       VALUE          BENEFITS      PAYMENTS  IMPACTS   OCTOBER 1, 1994
                                                   -------------  -----------   ---------------- -------- --------   ---------------
ANTICIPATED LOSSES ASSOCIATED WITH
     DISPOSAL OF LAND, BUILDINGS AND
     IMPROVEMENTS, AND MACHINERY AND EQUIPMENT         $  289      $  (289)        $    --       $    --    $  --      $    --

ANTICIPATED EXPENDITURES TO CLOSE AND
     DISPOSE OF IDLE FACILITIES - INCLUDES
     $33 OF NON-CANCELABLE LEASE OBLIGATIONS              112           --              --            (5)      --          107

ANTICIPATED SEVERANCE BENEFITS                            239           --              --           (25)      --          214

PENSION BENEFITS ASSOCIATED WITH SEVERED
     EMPLOYEE GROUP                                        33           --             (33)           --       --           --

ANTICIPATED LOSSES ASSOCIATED WITH THE
     DISPOSAL OF CERTAIN BUSINESSES                        59           --              --           (19)      --           40
                                                       ------       ------         -------       -------    -----      -------
                                                          732         (289)            (33)          (49)      --          361
FOREIGN EXCHANGE IMPACTS                                   --           --              --            --       14           14
                                                       ------       ------         -------       -------    -----      -------
     TOTAL RESTRUCTURING RESERVES                      $  732       $ (289)        $   (33)      $   (49)   $  14      $   375
                                                       ======       ======         =======       =======    =====      =======

                                    PART II

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The Registrant's 1994 Annual Meeting of Stockholders was held on October 27, 1994, in Chicago, Illinois ("Annual Meeting").

(b)  Not applicable.

(c) (i) A total of 427,541,012 votes (84.6% of all votes entitled to vote at the Annual Meeting) were represented by proxy or ballot at the Annual Meeting. The stockholders of the Registrant were requested to elect 18 directors as nominated by management. All nominees were elected as indicated by the following voting tabulation:


      NAME                                                        FOR                           WITHHELD
- - ------------------                                            -----------                       --------

 Paul A. Allaire                                             424,291,947                        3,249,065
 Frans H.J.J. Andriessen                                     419,815,123                        7,725,889
 John H. Bryan                                               424,033,785                        3,507,227
 Duane L. Burnham                                            424,191,559                        3,349,453
 Charles W. Coker                                            424,226,202                        3,314,810
 Willie D. Davis                                             424,186,924                        3,354,088
 Donald J. Franceschini                                      424,048,653                        3,492,359
 Allen F. Jacobson                                           424,114,583                        3,426,429
 Vernon E. Jordan, Jr.                                       423,178,469                        4,362,543
 James L. Ketelsen                                           424,252,197                        3,288,815
 Hans B. van Liemt                                           424,303,633                        3,237,379
 Joan D. Manley                                              424,249,704                        3,291,308
 C. Steven McMillan                                          424,189,541                        3,351,471
 Newton N. Minow                                             424,183,251                        3,357,761
 Michael E. Murphy                                           424,346,270                        3,194,742
 Sir Arvi H. Parbo A.C.                                      419,895,419                        7,645,593
 Rozanne L. Ridgway                                          424,031,390                        3,509,622
 Richard L. Thomas                                           424,349,888                        3,191,124


     (ii) The stockholders were requested to consider and vote upon proposed amendments to the Employee Stock Purchase Plan, as amended (the "Plan"). The proposed amendments included increasing the number of shares of common stock of the Registrant available for purchase under the Plan and clarifying those divisions and subsidiaries of the Registrant which participate in the Plan. The amendments were ratified by the stockholders, as 404,381,923 votes were cast for the proposal, 16,886,473 votes were cast against the proposal, 6,159,655 votes abstained, and 112,961 votes were broker non-votes.

      (iii) The stockholders were requested to ratify the appointment of Arthur Andersen LLP as the independent public accountants of the Registrant for its fiscal year 1995. The appointment of Arthur Andersen LLP was ratified by the stockholders, as 420,437,265 votes were cast for the proposal, 2,785,126 votes were cast against the proposal, 4,205,659 votes abstained, and 112,962 votes were broker non-votes.

     (iv) The stockholders were requested to consider and vote upon a stockholder proposal concerning annual executive compensation.
            The proposal recommended that the Corporation not pay any compensation to its five highest-compensated officers which is not deductible under current law and that the Corporation not allow compensation to be deferred to avoid the $1,000,000 tax deduction cap. This stockholder proposal was not ratified by the stockholders, as 60,100,462 votes were cast for the proposal, 298,410,951 votes were cast against the proposal, 12,902,895 votes abstained, and 56,126,704 votes were broker non-votes.

     (v) The stockholders were requested to consider and vote upon a stockholder proposal concerning the Registrant's executive severance policy. The proposal recommended that absent stockholder approval of such a policy at a single regular annual stockholders' meeting, severance pay should not be paid to executive officers terminated for poor performance, change in control or violating company policies. This stockholder proposal was not ratified by the stockholders, as 78,471,483 votes were cast for the proposal, 275,543,096 votes were cast against the proposal, 17,399,729 votes abstained, and 56,126,704 votes were broker non-votes.

(d)  Not applicable.


                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                                    PAGE NUMBER OR
EXHIBIT                                                           INCORPORATED HEREIN
NUMBER                     DESCRIPTION                              BY REFERENCE TO
- - ------             ---------------------------               ---------------------------
11             Computation of Net Income                                  15
               Per Common Share

12.1           Computation of Ratio of
               Earnings to Fixed Charges                                  16

12.2           Computation of Ratio of
               Earnings to Fixed Charges
               and Preferred Stock Dividend
               Requirements                                               17

(b)  Reports on Form 8-K

      No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

                               S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SARA LEE CORPORATION

                                                     (Registrant)





                                                By:  /s/ Wayne R. Szypulski
                                                   ____________________________
                                                         Wayne R. Szypulski
                                                   Vice President and Controller


DATE:  November 14, 1994

                                                                     EXHIBIT 11
                     SARA LEE CORPORATION AND SUBSIDIARIES
                  COMPUTATION OF NET INCOME PER COMMON SHARE
                      (in millions except per share data)

                                                       THIRTEEN WEEKS ENDED           THIRTEEN WEEKS ENDED
                                                          OCTOBER 1, 1994                OCTOBER 2, 1993
                                                       --------------------         ------------------------
                                                                     FULLY                            FULLY
                                                       PRIMARY      DILUTED         PRIMARY          DILUTED
                                                       -------      -------         -------          -------
EARNINGS:
Net income before accounting change                    $  165        $  165         $  155          $   155
Cumulative effect of accounting change                     --            --            (35)             (35)
                                                       ------        ------         ------          -------
Net income                                                165           165            120              120
Less:  Dividends on Preferred Stocks,
       net of tax benefits                                 (6)           (3)            (6)              (2)
Adjustment attributable to conversion of
       ESOP Convertible Preferred Stock                    --            (2)            --               (1)
                                                       ------        ------         ------          -------
Net Income Available for Common Stockholders           $  159        $  160         $  114          $   117
                                                       ======        ======         ======          =======
SHARES:
Average Shares Outstanding                                479           479            479              479
Add:  Common Stock Equivalents --
      Stock options                                         1             1              1                1
      ESOP Convertible Preferred Stock                     --            18             --               19
      Restricted stock and other                            1             1              1                1
                                                       ------        ------         ------          -------
Adjusted Weighted Average Shares Outstanding              481           499            481              500
                                                       ======        ======         ======          =======



Net Income Per Common Share:





   Before cumulative effect of accounting change       $ 0.33        $ 0.32         $ 0.31          $  0.30

   Cumulative effect of accounting change                  --            --          (0.07)           (0.07)
                                                       ------        ------         ------          -------
                                                       $ 0.33        $ 0.32         $ 0.24          $  0.23
                                                       ======        ======         ======          =======

                                                                   EXHIBIT 12.1

                     SARA LEE CORPORATION AND SUBSIDIARIES
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (in millions except ratios)





                                                            Thirteen Weeks Ended
                                                            --------------------
                                                              Oct. 1,   Oct. 2,
                                                               1994      1993
                                                            ----------  --------
Fixed charges:

   Interest expense                                           $    55   $     42

   Interest portion of rental expense                              21         16
                                                              -------   --------

   Total fixed charges before capitalized interest                 76         58

   Capitalized interest                                             3          6
                                                              -------   --------

      Total fixed charges                                     $    79   $     64
                                                              =======   ========


Earnings available for fixed charges:

   Income before income taxes                                 $   254   $    242

   Less undistributed income in minority owned companies           (3)        (3)

   Add minority interest in majority-owned subsidiaries            10          6

   Add amortization of capitalized interest                         5          5

   Add fixed charges before capitalized interest                   76         58
                                                              -------   --------

      Total earnings available for fixed charges              $   342   $    308
                                                              =======   ========

Ratio of earnings to fixed charges                                4.3        4.8
                                                              =======   ========


                                                                   EXHIBIT 12.2

                     SARA LEE CORPORATION AND SUBSIDIARIES
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   AND PREFERRED STOCK DIVIDEND REQUIREMENTS
                          (in millions except ratios)


                                                          Thirteen Weeks Ended
                                                          --------------------
                                                          Oct. 1,     Oct. 2,
                                                           1994        1993
                                                          -------     --------
Fixed charges and preferred stock dividend requirements:
   Interest expense                                        $  55      $  42
   Interest portion of rental expense                         21         16
                                                           -----      -----

   Total fixed charges before capitalized interest
      and preferred stock dividend requirements               76         58
   Capitalized interest                                        3          6
   Preferred stock dividend requirements (1)                  10          9
                                                           -----      -----

      Total fixed charges and preferred stock
         dividend requirements                             $  89      $  73
                                                           =====      =====


Earnings available for fixed charges and preferred
      stock dividend requirements:
   Income before income taxes                              $ 254      $ 242
   Less undistributed income in minority owned companies      (3)        (3)
   Add minority interest in majority-owned subsidiaries       10          6
   Add amortization of capitalized interest                    5          5
   Add fixed charges before capitalized interest and
      preferred stock dividend requirements                   76         58
                                                           -----      -----

      Total earnings available for fixed charges and
         preferred stock dividend requirements             $ 342      $ 308
                                                           =====      =====

Ratio of earnings to fixed charges and preferred stock
   dividend requirements                                     3.8        4.2
                                                           =====      =====



(1) Preferred stock dividends in the computation have been increased to an amount representing the pretax earnings that would have been required to cover such dividends.