Form 10-Q
period 1994-12-31
LEE SARA CORP
filed 1995-02-14
CIK 23666

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1994

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

Commission file number                    1-3344
                       ------------------------------------------------------

                                Sara Lee Corporation
             (Exact name of registrant as specified in its charter)

       Maryland                                               36-2089049
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

     Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
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

Yes             X         No __________

     On December 31, 1994, the Registrant had 478,887,031 outstanding shares of common stock $1.33 1/3 par value, which is registrant's only class of common stock.

                        The document contains 19 pages.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I -

           FINANCIAL STATEMENTS -
                 Preface                                                               3

                 Condensed Consolidated Balance Sheets -
                          At December 31, 1994 and July 2, 1994                        4

                 Consolidated Statements of Income -
                          For the thirteen and twenty-six weeks ended
                          December 31, 1994  and January 1, 1994                       5

                 Consolidated Statements of Common Stockholders' Equity -
                          For the period July 3, 1993 to December 31, 1994             6

                 Consolidated Statements of Cash Flows -
                          For the twenty-six weeks ended
                          December 31, 1994 and January 1, 1994                        7

                 Notes to Consolidated Financial Statements                            8

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION                                    9

PART II -

           ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                 13

SIGNATURE                                                                             14

EXHIBIT 11   -   Computation of Net Income Per Common Share                           15

EXHIBIT 12.1 -   Computation of Ratio of Earnings to Fixed Charges                    17

EXHIBIT 12.2 -   Computation of Ratio of Earnings to Fixed Charges and
                     Preferred Stock Dividend Requirements                            18

EXHIBIT 27   -   Financial Data Schedule                                              19


                                     PART I

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                    Preface

The consolidated financial statements for the thirteen and twenty-six weeks ended December 31, 1994 and January 1, 1994 and the balance sheet as of December 31, 1994 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 1994 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and twenty-six weeks ended December 31, 1994 are not necessarily indicative of the operating results for the full fiscal year.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets at December 31, 1994 and July 2, 1994
                                 (in millions)


                                                                    Dec. 31,          July 2,
                                                                      1994             1994
                                                                 ------------      ----------
          ASSETS

Cash and Equivalents                                                $    312         $   189
Trade Accounts Receivable, less Allowances                             1,617           1,472
Inventories:
          Finished Goods                                               1,533           1,603
          Work in Process                                                343             361
          Materials and Supplies                                         649             603
                                                                    --------         -------
                                                                       2,525           2,567
Other Current Assets                                                     222             241
                                                                    --------         -------

          Total Current Assets                                         4,676           4,469


Investments in Associated Companies                                      103             142
Trademarks and Other Assets                                              490             492
Property, Net                                                          2,861           2,900
Intangible Assets                                                      3,836           3,662
                                                                    --------         -------

                                                                    $ 11,966         $11,665
                                                                    ========         =======

          LIABILITIES AND EQUITY

Notes Payable                                                       $  1,314         $ 1,281
Accounts Payable                                                       1,024           1,253
Accrued Liabilities                                                    2,516           2,303
Current Maturities of Long-Term Debt                                     100              82
                                                                    --------         -------

          Total Current Liabilities                                    4,954           4,919


Long-Term Debt                                                         1,617           1,496
Deferred Income Taxes                                                    335             290
Other Liabilities                                                        716             783
Minority Interest in Subsidiaries                                        519             520
Auction Preferred Stock                                                  300             300
ESOP Convertible Preferred Stock                                         336             339
Unearned Deferred Compensation                                          (303)           (308)
Common Stockholders' Equity                                            3,492           3,326
                                                                    --------         -------
                                                                    $ 11,966         $11,665
                                                                    ========         =======





See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                  For the Thirteen and Twenty-Six Weeks Ended
                     December 31, 1994 and January 1, 1994
                     (in millions, except per share data)


                                                            THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                          -------------------------         ----------------------
                                                           Dec. 31,         Jan. 1,          Dec. 31,        Jan. 1,
                                                            1994             1994             1994            1994
                                                           -------          -------          -------        --------
Net Sales                                                  $ 4,648          $ 4,010          $ 8,938         $ 7,806
                                                           -------          -------          -------         -------
Cost of Sales                                                2,884            2,477            5,556           4,861
Selling, General and Administrative Expenses                 1,330            1,141            2,649           2,279
Interest Expense                                                60               42              115              84
Interest Income                                                (14)              (9)             (24)            (19)
                                                           -------          -------          -------          ------
                                                             4,260            3,651            8,296           7,205
                                                           -------          -------          -------          ------

Income Before Income Taxes                                     388              359              642             601
Income Taxes                                                   136              123              225             210
                                                           -------          -------          -------          ------
Net Income Before Accounting Change                            252              236              417             391
Cumulative Effect of Accounting Change                          --               --               --             (35)
                                                           -------          -------          -------          ------
Net Income                                                     252              236              417             356

Preferred Dividend Requirements, Net of Tax                      7                6               13              12
                                                           -------          -------          -------          ------
Net Income Available for Common Stockholders               $   245          $   230          $   404         $   344
                                                           =======          =======          =======          ======


Net Income Per Common Share - Primary

       Before Cumulative Effect of Accounting Change       $  0.51          $  0.48          $  0.84         $  0.79
       Cumulative Effect of Accounting Change                   --               --               --           (0.07)
                                                           -------          -------          -------          ------
                                                           $  0.51          $  0.48          $  0.84         $  0.72
                                                           =======          =======          =======          ======

       Average Shares Outstanding                              479              478              480             480
                                                           =======          =======          =======          ======

Net Income Per Common Share - Fully Diluted

       Before Cumulative Effect of Accounting Change       $  0.50          $  0.47          $  0.82         $  0.77
       Cumulative Effect of Accounting Change                   --               --               --           (0.07)
                                                           -------          -------          -------          ------
                                                           $  0.50          $  0.47          $  0.82         $  0.70
                                                           =======          =======          =======          ======
       Average Shares Outstanding                              498              497              498             499
                                                           =======          =======          =======          ======

Cash Dividends Per Common Share                            $  0.17          $  0.16          $  0.33         $ 0.305
                                                           =======          =======          =======          ======



See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Common Stockholders' Equity
                For the Period July 3, 1993 to December 31, 1994
                      (in millions, except per share data)


                                                                                                               UNEARNED
                                                                COMMON    CAPITAL   RETAINED   TRANSLATION    RESTRICTED
                                                    TOTAL       STOCK     SURPLUS   EARNINGS   ADJUSTMENTS       STOCK
                                                  -------      -------    -------   --------    ----------    ----------
Balances at July 3, 1993                           $3,551       $  647     $   66   $  3,056     $  (194)       $   (24)

Net Income                                            356           --         --        356           --             --
Cash Dividends -
     Common ($.305 per share)                        (146)          --         --       (146)          --             --
     Auction preferred
     ($1,301.67 per share)                             (4)          --         --         (4)          --             --
     ESOP convertible preferred
     ($2.72 per share)                                (13)          --         --        (13)          --             --
Stock Issuances -
     Stock option and benefit plans                    33            3         30         --           --             --
Restricted Stock Amortization                           2           --         --         --           --              2
Reacquired Shares                                    (224)         (12)       (82)      (130)          --             --
Translation Adjustments                               (82)          --         --         --          (82)            --
ESOP Tax Benefit                                        5           --         --          5           --             --
Other                                                   1           --         --         (1)          --              2
                                                   ------       ------     ------   --------     --------       --------
Balances at January 1, 1994                         3,479          638         14      3,123         (276)           (20)

Net Income                                           (157)          --         --       (157)          --             --
Cash Dividends -
     Common ($.32 per share)                         (152)          --         --       (152)          --             --
     Auction preferred
     ($1,430.66 per share)                             (4)          --         --         (4)          --             --
     ESOP convertible preferred
     ($2.72 per share)                                (13)          --         --        (13)          --             --
Stock Issuances -
     Stock option and benefit plans                    36            3         33         --           --             --
     Restricted stock, less
     amortization of $2                                 2           --          2         --           --             --
Translation Adjustments                               106           --         --         --          106             --
ESOP Tax Benefit                                        5           --         --          5           --             --
Other                                                  24           --         27         (3)          --             --
                                                   ------       ------     ------   --------     --------       --------
Balances at July 2, 1994                            3,326          641         76      2,799         (170)           (20)

Net Income                                            417           --         --        417           --             --
Cash Dividends -
     Common ($.33 per share)                         (158)          --         --       (158)          --             --
     Auction preferred
     ($1,885.33 per share)                             (5)          --         --         (5)          --             --
     ESOP convertible preferred
     ($2.72 per share)                                (13)          --         --        (13)          --             --
Stock Issuances -
     Stock option and benefit plans                    26            2         24         --           --             --
     Restricted stock, less
     amortization of $3                                 3           --         10         --           --             (7)
Reacquired Shares                                     (93)          (5)       (88)        --           --             --
Translation Adjustments                               (21)          --         --         --          (21)            --
ESOP Tax Benefit                                        5           --         --          5           --             --
Other                                                   5           --          5         (1)          --              1
                                                   ------       ------     ------   --------     --------       --------
Balances at December 31, 1994                      $3,492       $  638     $   27   $  3,044     $   (191)      $    (26)
                                                   ======       ======     ======   ========     ========       ========


See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
      For the Twenty-Six Weeks Ended December 31, 1994 and January 1, 1994
                                 (in millions)

                                                                                 TWENTY-SIX WEEKS ENDED
                                                                            -------------------------------------
                                                                             Dec. 31,                    Jan. 1,
                                                                               1994                       1994
                                                                           ----------                 -----------
OPERATING ACTIVITIES -
  Net income                                                               $      417                  $     356
  Adjustments for non-cash charges included in net income:
     Depreciation and amortization of intangibles                                 299                        281
     Increase in deferred income taxes                                             42                          2
     Cumulative effect of accounting change                                        --                         35
     Other                                                                        (57)                       (85)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                                (172)                      (302)
                                                                           ----------                  ---------
  Net cash from operating activities                                              529                        287
                                                                           ----------                  ---------
INVESTING ACTIVITIES -
  Purchases of property and equipment                                            (186)                      (319)
  Acquisitions of businesses                                                     (112)                      (371)
  Dispositions of businesses                                                       11                         --
  Returns from (investments in) associated companies                               43                         (8)
  Sales of property                                                                26                         21
  Other                                                                             2                          4
                                                                           ----------                  ---------
  Net cash used in investing activities                                          (216)                      (673)
                                                                           ----------                  ---------
FINANCING ACTIVITIES -
  Issuances of common stock                                                        26                         33
  Purchases of common stock                                                       (93)                      (224)
  Issuance of equity securities by subsidiary                                      --                        200
  Redemption of preferred stock                                                    (3)                       (30)
  Borrowings of long-term debt                                                    261                        254
  Repayments of long-term debt                                                   (228)                      (260)
  Short-term borrowings, net                                                       24                        464
  Payments of dividends                                                          (176)                      (163)
                                                                           ----------                  ---------
  Net cash (used in) from financing activities                                   (189)                       274
                                                                           ----------                  ---------
Effect of changes in foreign exchange rates on cash                                (1)                        (3)
                                                                           ----------                  ---------
Increase (decrease) in cash and equivalents                                       123                       (115)

Cash and equivalents at beginning of year                                         189                        325
                                                                           ----------                  ---------
Cash and equivalents at end of quarter                                     $      312                  $     210
                                                                           ==========                  =========

COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                               $      (92)                 $    (117)
     Decrease (increase) in inventories                                           107                        (43)
     Decrease in other current assets                                              26                         --
     (Decrease) in accounts payable                                              (268)                      (222)
     Increase in accrued liabilities                                               55                         80
                                                                           ----------                  ---------
Changes in current assets and liabilities                                  $     (172)                 $    (302)
                                                                           ==========                  =========



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

                     SARA LEE CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition


The following is a discussion of the results of operations for the second quarter and first half of fiscal 1995 compared to the comparable periods of fiscal 1994 and a discussion of the changes in financial condition during the first half of fiscal 1995.

RESULTS OF OPERATIONS

Comparison of Second Quarter 1995 to Second Quarter 1994

Current quarter sales of $4.65 billion were $638 million or 15.9% above the $4.01 billion reported in the second quarter of last year. Packaged Foods sales increased 19.7% to $2.32 billion while Packaged Consumer Products sales increased 12.4% to $2.33 billion.

Businesses acquired net of businesses sold subsequent to the start of the second quarter of last year increased sales by approximately 5.7 percentage points. The weakening of the U.S. dollar relative to foreign currencies had the effect of increasing sales in 1995 by approximately 3.0 percentage points. Thus, on a comparable basis, sales increased approximately 7.2%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged Foods sales increased 5.6% while comparable Packaged Consumer Products sales increased 8.7% as compared to the second quarter of last year.

Cost of sales increased by $407 million or 16.4% while the gross profit margin was 37.9% in the current quarter compared to 38.2% in the second quarter of last year. Packaged Foods gross profit margins declined and the mix of sales was more heavily weighted toward Packaged Foods which have lower gross profit margins than Packaged Consumer Products.

Selling, general and administrative expenses of $1.33 billion were $189 million or 16.5% higher than the second quarter of last year. The increase was primarily due to acquisitions, the weakening of the U.S. dollar relative to foreign currencies and increases in advertising and promotion expense. Net interest expense increased from $33 million last year to $46 million in the current year primarily as a result of higher interest rates and increased long term debt levels.

The effective tax rate increased from 34.3% to 35.0% of income before income taxes. This increase was largely due to the impact of higher foreign taxes.

Net income increased 6.9% to $252 million. Net income per share increased 6.3% to $.51 per share from the $.48 per share reported last year. The lower percentage increase in earnings per share compared to net income is primarily attributable to higher preferred dividends.

Comparison of First Half of 1995 to First Half of 1994

Net sales for the first half of 1995 were $8.94 billion or 14.5% higher than the $7.81 billion reported last year. Packaged Foods sales increased 16.0% to $4.37 billion and Packaged Consumer Products sales increased 13.2% to $4.57 billion. Adjusting sales for businesses sold and acquired subsequent to the start of fiscal 1994 and foreign currency fluctuations, sales increased by approximately 7.5%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged Foods sales increased 5.4% while comparable Packaged Consumer Products sales increased 9.5% as compared to the first half of last year. Cost of sales increased by $695 million or 14.3% while the gross profit margin percentage was 37.8% in the first half of 1995 and 37.7% in the comparable period last year. The increase in the gross profit margin is attributable to Packaged Foods.

Selling, general and administrative expenses of $2.65 billion were $370 million or 16.2% higher than the first six months of last year. The increase was primarily due to acquisitions, the weakening of the U.S. dollar relative to foreign currencies and increases in advertising and promotion expense in all of the Corporation's lines of business. Net interest expense was $91 million compared to $65 million in the prior year. The $26 million increase resulted primarily from the factors noted in the second quarter results of operations.

The Corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes" at the start of fiscal 1994. The cumulative effect of initially applying this statement resulted in a charge of $35 million or $.07 per share in the first quarter of 1994. The effect of this new standard on income tax expense, exclusive of the cumulative effect adjustment, for the six months ended January 1, 1994 was not material.

The effective tax rate, excluding the cumulative impact of adopting SFAS 109, was 35% in the first six months of 1995 and 1994.

Excluding the cumulative impact of the accounting change, net income increased 6.7% to $417 million while net income per share increased 6.3% to $.84 from $.79 last year. The lower percentage increase in earnings per share compared to net income is attributable to higher preferred dividends. Including the cumulative impact of the accounting change, net income increased 17.2% and net income per share increased 16.7%.


FINANCIAL CONDITION

During the first six months of fiscal 1995, cash and equivalents increased by $123 million while borrowings increased by $172 million.

RESTRUCTURING

On June 6, 1994, the Corporation announced a restructuring of its worldwide operations which will result in the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees. Through December 31, 1994, 31 facilities have been closed and 5,181 employees severed. Severance benefits are being paid over time as opposed to a lump sum distribution. A reconciliation of the restructuring reserves through December 31, 1994 is presented on page 12 of this document.

Restructuring actions are expected to be substantially completed by 1996, and the Corporation expects to fund the costs of the plan from internal sources and available borrowing capacity.

The Corporation expects the restructuring plan to begin lowering operating costs in fiscal 1995 and to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 million in fiscal 1998. Through the first half of fiscal 1995, savings from the restructuring have totaled $30 million; however, a significant portion of this benefit has been used for business building initiatives and profit improvements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                    RECONCILIATION OF RESTRUCTURING RESERVES
                            AS OF DECEMBER 31, 1994
                                 (in millions)


                                                             WRITEDOWN
                                                            OF PROPERTY      RECOGNITION OF
                                                           AND INVESTMENTS     CURTAILMENT                           RESTRUCTURING
                                          FISCAL 1994          TO NET       LOSS AND SPECIAL             FOREIGN        RESERVES
                                          RESTRUCTURING     REALIZABLE        TERMINATION        CASH    EXCHANGE        AS OF
                                            RESERVES          VALUE            BENEFITS        PAYMENTS  IMPACTS   DECEMBER 31, 1994
                                         -------------    -------------    ----------------   ---------  -------   -----------------
ANTICIPATED LOSSES ASSOCIATED WITH
     DISPOSAL OF LAND, BUILDINGS AND
     IMPROVEMENTS, AND MACHINERY AND
     EQUIPMENT                                 $  289        $     (289)         $     --     $     --     $      --    $   --

ANTICIPATED EXPENDITURES TO CLOSE AND
     DISPOSE OF IDLE FACILITIES - INCLUDES
     $33 OF NON-CANCELABLE LEASE OBLIGATIONS      112                --                --           (9)           --       103

ANTICIPATED SEVERANCE BENEFITS                    239                --                --          (47)           --       192

PENSION BENEFITS ASSOCIATED WITH SEVERED
     EMPLOYEE GROUP                                33                --               (33)          --            --        --

ANTICIPATED LOSSES ASSOCIATED WITH THE
     DISPOSAL OF CERTAIN BUSINESSES                59               (15)               --          (29)           --        15
                                               ------        ----------          --------     --------     ---------    ------
                                                  732              (304)              (33)         (85)           --       310

FOREIGN EXCHANGE IMPACTS                           --                --                --           --            13        13
                                               ------        ----------          --------     --------     ---------    ------
     TOTAL RESTRUCTURING RESERVES              $  732        $     (304)         $    (33)    $    (85)    $      13    $  323
                                               ======        ==========          ========     ========     =========    ======

                                   PART II


                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                                               PAGE NUMBER OR
       EXHIBIT                                                              INCORPORATED HEREIN
       NUMBER                     DESCRIPTION                                 BY REFERENCE TO
       ------             ---------------------------                    ---------------------------
           11             Computation of Net Income                                  15
                          Per Common Share

           12.1           Computation of Ratio of
                          Earnings to Fixed Charges                                  17

           12.2           Computation of Ratio of
                          Earnings to Fixed Charges
                          and Preferred Stock Dividend
                          Requirements                                               18

            27            Financial Data Schedule                                    19

(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

                               S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SARA LEE CORPORATION

                                          (Registrant)





                                      By: /s/  WAYNE R. SZYPULSKI
                                         ----------------------------------
                                               Wayne R. Szypulski
                                               Vice President and Controller


DATE:  February 13, 1995