Form 10-Q
period 1995-03-31
LEE SARA CORP
filed 1995-05-15
CIK 23666

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 1, 1995

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

Yes          X       No __________

         On April 1, 1995, the Registrant had 479,642,196 outstanding shares of common stock $1.33 1/3 par value, which is registrant's only class of common stock.

                        The document contains 19 pages.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I -

         FINANCIAL STATEMENTS -
                 Preface                                                             3

                 Condensed Consolidated Balance Sheets -
                          At April 1, 1995 and July 2, 1994                          4

                 Consolidated Statements of Income -
                          For the thirteen and thirty-nine weeks ended
                          April 1, 1995  and April 2, 1994                           5

                 Consolidated Statements of Common Stockholders' Equity -
                          For the period July 3, 1993 to April 1, 1995               6

                 Consolidated Statements of Cash Flows -
                          For the thirty-nine weeks ended
                          April 1, 1995 and April 2, 1994                            7

                 Notes to Consolidated Financial Statements                          8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION                                  9

PART II -

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                  13

SIGNATURE                                                                            14

EXHIBIT 11       -  Computation of Net Income Per Common Share                       15

EXHIBIT 12.1     -  Computation of Ratio of Earnings to Fixed Charges                17

EXHIBIT 12.2     -  Computation of Ratio of Earnings to Fixed Charges and
                         Preferred Stock Dividend Requirements                       18

EXHIBIT 27       -  Financial Data Schedule                                          19




                                     PART I

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                    Preface

         The consolidated financial statements for the thirteen and thirty-nine weeks ended April 1, 1995 and April 2, 1994 and the balance sheet as of April 1, 1995 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 1, 1995 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and thirty-nine weeks ended April 1, 1995 are not necessarily indicative of the operating results for the full fiscal year.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES
    Condensed Consolidated Balance Sheets at April 1, 1995 and July 2, 1994
                                 (in millions)


                                                          April 1,            July 2,
                                                           1995                1994
                         ASSETS                          ---------           --------

Cash and Equivalents                                    $    189            $    189
Trade Accounts Receivable, less Allowances                 1,666               1,472
Inventories:
                    Finished Goods                         1,775               1,603
                    Work in Process                          364                 361
                    Materials and Supplies                   675                 603
                                                        --------            --------
                                                           2,814               2,567
Other Current Assets                                         239                 241
                                                        --------            --------
                    Total Current Assets                   4,908               4,469

Investments in Associated Companies                          106                 142
Trademarks and Other Assets                                  500                 492
Property, Net                                              2,901               2,900
Intangible Assets                                          3,938               3,662
                                                        --------            --------
                                                        $ 12,353            $ 11,665
                                                        ========            ========
                    LIABILITIES AND EQUITY

Notes Payable                                           $  1,039            $  1,281
Accounts Payable                                           1,066               1,253
Accrued Liabilities                                        2,649               2,303
Current Maturities of Long-Term Debt                         102                  82
                                                        --------            --------
                    Total Current Liabilities              4,856               4,919


Long-Term Debt                                             1,844               1,496
Deferred Income Taxes                                        333                 290
Other Liabilities                                            712                 783
Minority Interest in Subsidiaries                            523                 520
Auction Preferred Stock                                      300                 300
ESOP Convertible Preferred Stock                             336                 339
Unearned Deferred Compensation                              (303)               (308)
Common Stockholders' Equity                                3,752               3,326
                                                        --------            --------
                                                        $ 12,353            $ 11,665
                                                        ========            ========



See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
  For the Thirteen and Thirty-Nine Weeks Ended April 1, 1995 and April 2, 1994
                      (in millions, except per share data)


                                                          THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                          ----------------------         -----------------------
                                                           April 1,      April 2,         April 1,      April 2,
                                                             1995          1994             1995          1994
                                                           -------       --------         --------      --------
Net Sales                                                 $ 4,193       $ 3,664          $13,131       $11,470
                                                          -------       -------          -------       -------
Cost of Sales                                               2,628         2,276            8,184         7,137
Selling, General and Administrative Expenses                1,271         1,119            3,920         3,398
Interest Expense                                               63            47              178           131
Interest Income                                               (16)          (12)             (40)          (31)
                                                          -------       -------          -------       -------
                                                            3,946         3,430           12,242        10,635
                                                          -------       -------          -------       -------
Income Before Income Taxes                                    247           234              889           835
Income Taxes                                                   81            82              306           292
                                                          -------       -------          -------       -------
Net Income Before Accounting Change                           166           152              583           543
Cumulative Effect of Accounting Change                         --            --               --           (35)
                                                          -------       -------          -------       -------
Net Income                                                    166           152              583           508
Preferred Dividend Requirements, Net of Tax                     8             6               21            18
                                                          -------       -------          -------       -------
Net Income Available for Common Stockholders              $   158       $   146          $   562       $   490
                                                          =======       =======          =======       =======
Net Income Per Common Share - Primary

       Before Cumulative Effect of Accounting Change      $  0.33       $  0.30          $  1.17       $  1.09
       Cumulative Effect of Accounting Change                  --            --               --         (0.07)
                                                          -------       -------          -------       -------
                                                          $  0.33       $  0.30          $  1.17       $  1.02
                                                          =======       =======          =======       =======
       Average Shares Outstanding                             479           479              479           480
                                                          =======       =======          =======       =======
Net Income Per Common Share - Fully Diluted

       Before Cumulative Effect of Accounting Change      $  0.32       $  0.29          $  1.14       $  1.06
       Cumulative Effect of Accounting Change                  --            --               --         (0.07)
                                                          -------       -------          -------       -------
                                                          $  0.32       $  0.29          $  1.14       $  0.99
                                                          =======       =======          =======       =======
       Average Shares Outstanding                             498           498              498           499
                                                          =======       =======          =======       =======
Cash Dividends Per Common Share                           $  0.17       $  0.16          $  0.50       $ 0.465
                                                          =======       =======          =======       =======




See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Common Stockholders' Equity
                  For the Period July 3, 1993 to April 1, 1995
                      (in millions, except per share data)


                                                                                                              UNEARNED
                                                        COMMON       CAPITAL     RETAINED     TRANSLATION     RESTRICTED
                                           TOTAL        STOCK        SURPLUS     EARNINGS      ADJUSTMENTS      STOCK
                                          -------      --------      -------     --------     ------------   -----------
Balances at July 3, 1993                 $ 3,551        $ 647       $   66        $ 3,056        $ (194)       $ (24)

Net Income                                   508           --           --            508            --           --
Cash Dividends -
     Common ($.465 per share)               (222)          --           --           (222)           --           --
     Auction preferred
     ($1,962.00 per share)                    (6)          --           --             (6)           --           --
     ESOP convertible preferred
     ($4.08 per share)                       (19)          --           --            (19)           --           --
Stock Issuances -
     Stock option and benefit plans           48            4           44             --            --           --
     Restricted stock, less
     amortization of $2                        2           --            1             --            --            1
Reacquired Shares                           (224)         (12)         (82)          (130)           --           --
Translation Adjustments                      (51)          --           --             --           (51)          --
ESOP Tax Benefit                               7           --           --              7            --           --
Other                                         --           --           --             (2)           --            2
                                         -------        -----       ------        -------        ------        -----
Balances at April 2, 1994                  3,594          639           29          3,192          (245)         (21)

Net Income                                  (309)          --           --           (309)           --           --
Cash Dividends -
     Common ($.16 per share)                 (76)          --           --            (76)           --           --
     Auction preferred
     ($770.33 per share)                      (2)          --           --             (2)           --           --
     ESOP convertible preferred
     ($1.36 per share)                        (7)          --           --             (7)           --           --
Stock Issuances -
     Stock option and benefit plans           21            2           19             --            --           --
     Restricted stock, less
     amortization of $2                        2           --            1             --            --            1
Translation Adjustments                       75           --           --             --            75           --
ESOP Tax Benefit                               3           --           --              3            --           --
Other                                         25           --           27             (2)           --           --
                                         -------        -----       ------        -------        ------        -----
Balances at July 2, 1994                   3,326          641           76          2,799          (170)         (20)

Net Income                                   583           --           --            583            --           --
Cash Dividends -
     Common ($.50 per share)                (240)          --           --           (240)           --           --
     Auction preferred
     ($3,151.33 per share)                    (9)          --           --             (9)           --           --
     ESOP convertible preferred
     ($4.08 per share)                       (19)          --           --            (19)           --           --
Stock Issuances -
     Stock option and benefit plans           41            3           38             --            --           --
     Restricted stock, less
     amortization of $5                        5           --           12             --            --           (7)
Reacquired Shares                            (93)          (5)         (88)            --            --           --
Translation Adjustments                      145           --           --             --           145           --
ESOP Tax Benefit                               8           --           --              8            --           --
Other                                          5           --            3             (1)           --            3
                                         -------        -----       ------        -------        ------        -----
Balances at April 1, 1995                $ 3,752        $ 639       $   41        $ 3,121        $  (25)       $ (24)
                                         =======        =====       ======        =======        ======        =====



See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
        For the Thirty-Nine Weeks Ended April 1, 1995 and April 2, 1994
                                 (in millions)

                                                                            THIRTY-NINE WEEKS ENDED
                                                                        ------------------------------
                                                                         April 1,             April 2
                                                                          1995                 1994
                                                                        ---------            ---------
OPERATING ACTIVITIES -
  Net income                                                            $   583              $   508
  Adjustments for non-cash charges included in net income:
     Depreciation and amortization of intangibles                           452                  440
     Increase in deferred income taxes                                       30                    4
     Cumulative effect of accounting change                                  --                   35
     Other                                                                  (89)                (102)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                          (257)                (575)
                                                                        -------              -------
  Net cash from operating activities                                        719                  310
                                                                        -------              -------
INVESTING ACTIVITIES -
  Purchases of property and equipment                                      (287)                (458)
  Acquisitions of businesses                                               (120)                (404)
  Dispositions of businesses                                                 11                   --
  Returns from associated companies                                          43                   48
  Sales of property                                                          34                   36
  Other                                                                       3                    5
                                                                        -------              -------
  Net cash used in investing activities                                    (316)                (773)
                                                                        -------              -------
FINANCING ACTIVITIES -
  Issuances of common stock                                                  41                   48
  Purchases of common stock                                                 (93)                (224)
  Issuance of equity securities by subsidiary                                --                  200
  Redemption of preferred stock                                              (3)                 (30)
  Borrowings of long-term debt                                              446                  366
  Repayments of long-term debt                                             (270)                (276)
  Short-term (repayments) borrowings, net                                  (263)                 476
  Payments of dividends                                                    (268)                (247)
                                                                        -------              -------
  Net cash (used in) from financing activities                             (410)                 313
                                                                        -------              -------
Effect of changes in foreign exchange rates on cash                           7                   --
                                                                        -------              -------
Decrease in cash and equivalents                                             --                 (150)

Cash and equivalents at beginning of year                                   189                  325
                                                                        -------              -------
Cash and equivalents at end of quarter                                  $   189              $   175
                                                                        =======              =======
COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                            $   (44)             $  (150)
     (Increase) in inventories                                              (90)                (224)
     Decrease (Increase) in other current assets                             12                  (10)
     (Decrease) in accounts payable                                        (273)                (196)
     Increase in accrued liabilities                                        138                    5
                                                                        -------              -------
Changes in current assets and liabilities                               $  (257)             $  (575)
                                                                        =======              =======


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

                     SARA LEE CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition


The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 1995 compared to the comparable periods of fiscal 1994 and a discussion of the changes in financial condition during the first nine months of fiscal 1995.

RESULTS OF OPERATIONS

Comparison of Third Quarter Fiscal 1995 to Third Quarter Fiscal 1994

Current quarter sales of $4.19 billion were $529 million or 14.4% above the $3.66 billion reported in the third quarter of last year. Packaged Foods sales increased 19.1% to $2.16 billion while Packaged Consumer Products sales increased 9.8% to $2.03 billion.

Businesses acquired net of businesses sold subsequent to the start of the third quarter of last year increased sales by approximately 5.4 percentage points.
The weakening of the U.S. dollar relative to foreign currencies had the effect of increasing sales in fiscal 1995 by approximately 5.3 percentage points.
Thus, on a comparable basis, sales increased approximately 3.7%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged Foods sales increased 0.6% while comparable Packaged Consumer Products sales increased 6.8% as compared to the third quarter of last year.

Cost of sales increased by $352 million or 15.4% while the gross profit margin was 37.3% in the current quarter compared to 37.9% in the third quarter of last year. Packaged Foods gross profit margins declined and the mix of sales was more heavily weighted toward Packaged Foods which have lower gross profit margins than Packaged Consumer Products.

Selling, general and administrative expenses of $1.27 billion were $152 million or 13.6% higher than the third quarter of last year. The increase was primarily due to acquisitions, the weakening of the U.S. dollar relative to foreign currencies and increases in advertising and promotion expense. Net interest expense increased from $35.5 million last year to $46.7 million in the current year primarily as a result of higher interest rates.

The effective tax rate decreased from 35% to 33% of income before income taxes. This was primarily due to lower foreign taxes.

Net income increased 9.3% to $166 million. Net income per share increased 10% to $0.33 per share from the $0.30 per share reported last year.

Comparison of First Nine Months of Fiscal 1995 to First Nine Months of Fiscal
1994

Net sales for the first nine months of fiscal 1995 were $13.13 billion or 14.5% higher than the $11.47 billion reported last year. Packaged Foods sales increased 17.0% to $6.54 billion and Packaged Consumer Products sales increased 12.1% to $6.6 billion. Adjusting sales for businesses sold and acquired subsequent to the start of fiscal 1994 and foreign currency fluctuations, sales increased by approximately 6.3%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged
Foods sales increased 3.7% while comparable Packaged Consumer Products sales increased 8.8% as compared to the first nine months of last year. Cost of sales increased by $1.05 billion or 14.7% while the gross profit margin percentage was 37.7% in the first nine months of fiscal 1995 and 37.8% in the comparable period last year. Packaged Foods gross profit margin declined and the mix of sales was more heavily weighted toward Packaged Foods which have lower gross profit margins than Packaged Consumer Products.

Selling, general and administrative expenses of $3.92 billion were $522 million or 15.4% higher than the first nine months of last year. The increase was primarily due to acquisitions, the weakening of the U.S. dollar relative to foreign currencies and increases in advertising and promotion expense in all of the Corporation's lines of business. Net interest expense was $137.8 million compared to $100.2 million in the prior year. The $37.6 million increase resulted from higher interest rates and increased long term debt levels.

The Corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes" at the start of fiscal 1994. The cumulative effect of initially applying this statement resulted in a charge of $35 million or $0.07 per share in the first quarter of fiscal 1994. The effect of this new standard on income tax expense, exclusive of the cumulative effect adjustment, for the nine months ended April 2, 1994 was not material.

The effective tax rate, excluding the cumulative impact of adopting SFAS 109, was 34.4% in the first nine months of fiscal 1995 and 35.0% in the first nine months of fiscal 1994. This was primarily due to lower foreign taxes.

Excluding the cumulative impact of the accounting change, net income increased 7.4% to $583 million while net income per share increased 7.3% to $1.17 from $1.09 last year. Including the cumulative impact of the accounting change, net income increased 14.8% and net income per share increased 14.7%.


FINANCIAL CONDITION

The weakening of the U.S. dollar relative to foreign currencies had the effect of increasing the Corporation's consolidated assets and liabilities from July 2, 1994. The growth in the elements of working capital excluding the impact of foreign currency changes and acquisitions are quantified in the Consolidated Statements of Cash Flows on page 7 of this document.

Excluding the impact of foreign currency changes there were no significant changes in the Corporation's financial position.

RESTRUCTURING

On June 6, 1994, the Corporation announced a restructuring of its worldwide operations which will result in the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees. Through April 1, 1995, 35 facilities have been closed and 5,909 employees severed. Severance benefits are being paid over time as opposed to a lump sum distribution. A reconciliation of the restructuring reserves through April 1, 1995 is presented on page 12 of this document.

Restructuring actions are expected to be substantially completed by 1996, and the Corporation expects to fund the costs of the plan from internal sources and available borrowing capacity.

The Corporation expects the restructuring plan to begin lowering operating costs in fiscal 1995 and to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 million in fiscal 1998. Through the first nine months of fiscal 1995, savings from the restructuring have totaled $48 million; however, a significant portion of this benefit has been used for business building initiatives and profit improvements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                    RECONCILIATION OF RESTRUCTURING RESERVES
                              AS OF APRIL 1, 1995
                                 (in millions)


                                                        WRITEDOWN
                                                       OF PROPERTY         RECOGNITION OF
                                                     AND INVESTMENTS        CURTAILMENT                                RESTRUCTURING
                                     FISCAL 1994         TO NET          LOSS AND SPECIAL                 FOREIGN         RESERVES
                                    RESTRUCTURING      REALIZABLE          TERMINATION        CASH        EXCHANGE          AS OF
                                      RESERVES            VALUE              BENEFITS       PAYMENTS      IMPACTS       APRIL 1,1995
                                    -------------    ---------------     ----------------   --------      --------     -------------
ANTICIPATED LOSSES
     ASSOCIATED WITH
     DISPOSAL OF LAND,
     BUILDINGS AND
     IMPROVEMENTS, AND
     MACHINERY AND EQUIPMENT        $  289             $ (289)            $   --             $   --          $   --        $   --

ANTICIPATED EXPENDITURES TO
     CLOSE AND DISPOSE OF IDLE
     FACILITIES - INCLUDES
     $33 OF NON-CANCELABLE
     LEASE OBLIGATIONS                 112                 --                 --                (16)             --            96

ANTICIPATED SEVERANCE BENEFITS         239                 --                 --                (79)             --           160

PENSION BENEFITS ASSOCIATED WITH
     SEVERED EMPLOYEE GROUP             33                 --                (33)                --              --            --

ANTICIPATED LOSSES ASSOCIATED WITH
     THE DISPOSAL OF CERTAIN
     BUSINESSES                         59                (15)                --                (33)             --            11
                                      ----               ----               ----               ----            ----          ----
                                       732               (304)               (33)              (128)             --           267

FOREIGN EXCHANGE IMPACTS                --                 --                 --                 --              19            19
                                      ----               ----               ----               ----            ----          ----
     TOTAL RESTRUCTURING RESERVES   $  732             $ (304)            $  (33)            $ (128)         $   19        $  286
                                      ====               ====               ====               ====            ====          ====

                                    PART II

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                                               PAGE NUMBER OR
       EXHIBIT                                                               INCORPORATED HEREIN
       NUMBER                          DESCRIPTION                             BY REFERENCE TO
       ------             ----------------------------------        ----------------------------------
           11             Computation of Net Income                          15
                          Per Common Share

           12.1           Computation of Ratio of
                          Earnings to Fixed Charges                          17

           12.2           Computation of Ratio of
                          Earnings to Fixed Charges
                          and Preferred Stock Dividend
                          Requirements                                       18

           27             Financial Data Schedule                            19

(b)  Reports on Form 8-K

      No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

                               S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SARA LEE CORPORATION

                                           (Registrant)


                                      By:  /s/ Wayne R. Szypulski
                                           -------------------------------
                                           Wayne R. Szypulski
                                           Vice President and Controller


DATE:  May 15, 1995