Form 10-K
period 1995-07-01
LEE SARA CORP
filed 1995-09-29
CIK 23666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 1, 1995             COMMISSION FILE NUMBER 1-3344
                               ------------------

                              SARA LEE CORPORATION
             (Exact name of registrant as specified in its charter)

                  MARYLAND                             36-2089049
          (State of Incorporation)        (I.R.S. Employer Identification No.)
         THREE FIRST NATIONAL PLAZA
              CHICAGO, ILLINOIS                        60602-4260
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number including area code: (312) 726-2600
                               ------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
---------------------------------    -------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of September 1, 1995, the aggregate market value of the voting stock (based upon the closing price per share of Common Stock on The New York Stock Exchange on such date) held by non-affiliates of the registrant was $13,981,096,170.

     On September 1, 1995, the registrant had outstanding 484,116,512 shares of common stock of $1.33 1/3 par value, which is the registrant's only class of common stock.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement, dated September 20, 1995, are incorporated by reference into Items 10-12 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

                      (A) GENERAL DEVELOPMENT OF BUSINESS

     Sara Lee Corporation ("Sara Lee") is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. It was incorporated in Baltimore, Maryland in 1939 as the C.D. Kenney Company and adopted its current name in 1985.

     In fiscal 1995, the main focus of Sara Lee's two industry segments, Packaged Foods and Packaged Consumer Products, was to continue to build brand equity and improve returns. These objectives were pursued through the introduction of new products, the expansion of existing products into new markets, and a significant commitment to marketing support in order to build leadership brands. In fiscal 1995, Sara Lee spent nearly $1.7 billion to retain and grow the equity its brands have with customers, and to support its stable of value-added, high-margin products. This amount represents an increase of 11.8% over fiscal 1994.

     During fiscal 1995, Sara Lee continued to implement its worldwide restructuring program, which was announced in the latter part of fiscal 1994. As part of the restructuring, 42 manufacturing and distribution facilities were closed and 6,029 employees were terminated during fiscal 1995. Sara Lee anticipates that the restructuring will be substantially completed by the close of calendar year 1996.

                            SARA LEE PACKAGED FOODS
SARA LEE PACKAGED MEATS AND BAKERY

     Sara Lee Packaged Meats continued to introduce new food products during fiscal 1995, with an emphasis on "better-for-you" products and convenience foods. Several Sara Lee meat brands introduced no-fat or reduced-fat products in fiscal 1995, including Ball Park Fat Free Classics, Kahn's Fat Free Franks and Bryan Fat Free Juicy Jumbos. Jimmy Dean Foods introduced Tastefuls! packaged meals, consisting of two small submarine sandwiches, potato chips and cookies.

     In fiscal 1995, Sara Lee pursued its objectives of building brands and increasing business outside the United States through its acquisition of Imperial Meats Group, Belgium's largest packaged meats producer. The company's Imperial, Cornby, and Marcassou brands are sold in Belgium, France, Germany and the Netherlands.

     Sara Lee Bakery introduced, and/or expanded its distribution of, a number of new products. In fiscal 1995, Sara Lee added a collection of sweet goods to its fresh-baked line, including Danish, pound cakes, iced cakes, muffins, doughnuts, cookies and pies. Sara Lee Chocolate Chip Cheesecake, Strawberry Swirl Pound Cake, Breakfast Quick Breads, several flavors of reduced-fat, no-sugar-added fruit pies and reduced-fat muffins were new frozen product introductions. In addition, Sara Lee Bakery's foodservice unit introduced a variety of mini-muffins and homestyle cakes.

     Sara Lee Foodservice's business, PYA/Monarch, strengthened its position as the leading foodservice distributor in the southeastern United States and the third-largest full-line foodservice company in the nation with the acquisition of the remaining outstanding shares of Virginia-based Consolidated Foodservice Companies.

SARA LEE COFFEE AND GROCERY

     During fiscal 1995, the Coffee and Grocery line of business introduced new items to meet growing consumer demand for premium and specialty products, including Marcilla Mocca coffee in Spain, an assortment of roasted coffees under the Moccona label in Australia, and Merrild Gourmet coffee, sold as whole beans that are ground at the point of sale, in Denmark. For the out-of-the-home market, Superior Coffee introduced an Instant Cappuccino beverage. The Cafitesse system of coffee serving equipment was introduced in Europe, and Piazza D'Oro espresso was introduced in Australia. Sara Lee also acquired an interest in the Bravo coffee company in Greece in fiscal 1995.

     Green coffee costs fluctuated severely during fiscal 1995, principally due to unfavorable weather conditions and economic and social instability in several coffee-producing nations. In Brazil, for example, two frosts in a single winter season -- the first such occurrence on record -- were followed by severe drought. These extraordinary events in the green coffee market led to higher retail prices and reduced consumption in fiscal 1995. Sara Lee's retail coffee operations managed price changes on a market-by-market basis in an effort to protect margins and profits. Modest declines in market share were reported in the Netherlands, Belgium, Denmark, the Czech Republic and the United Kingdom for fiscal 1995, while market share remained stable in France and Australia, and improved slightly in Spain and Hungary. Primarily due to the effect of high green coffee costs on consumer buying habits, unit volumes for retail and out-of-home roasted coffee were down 8% for fiscal 1995, excluding the effect of acquisitions.

     New tea products were launched during the fiscal year. In the Netherlands, major product introductions under the Pickwick brand were Pickwick Framboos fruit tea and Pickwick Seasons variety packs. Pickwick Regelli breakfast tea was introduced in Hungary. To supply growing Russian and Eastern European markets, capacity was expanded at Pickwick's Budapest production facility.

                      SARA LEE PACKAGED CONSUMER PRODUCTS

SARA LEE PERSONAL PRODUCTS

     Sara Lee Intimates introduced new features and products and increased the profitability of its bra, panty and shapewear business in fiscal 1995. North American manufacturing operations faced capacity constraints primarily as a result of the national introduction of the Wonderbra brand in fiscal 1995. Playtex launched a minimizer bra with comfort straps for full-busted women in fiscal 1995. In Europe, Sara Lee introduced a line of coordinating bras and panties under the Liabel brand in Italy.

     Sara Lee formed the Sara Lee Bodywear Group in fiscal 1995 to manufacture and market exercise wear and activewear under the Champion Jogbra, Body Force and Hanes Her Way names. The group also acquired the license for Spalding Bodywear and will market sports-inspired bodywear under the Spalding name.

     Sara Lee Accessories opened 17 new Coach retail stores in the United States, including a flagship location in New York City. The major new Coach product introduction of 1995 was the Sonoma Collection, a line of nubuc and natural grain leather handbags, backpacks, wallets and belts. Mark Cross, a premium leather goods company, reintroduced its handbags, business cases and executive accessories into department stores, and resumed its catalog business. Also in fiscal 1995, Aris Isotoner expanded its line of slippers. Aris Isotoner posted weak results in fiscal 1995, due in part to warmer than normal winter temperatures.

     Sara Lee Knit Products focused on value-added products and cost-effective manufacturing and sourcing in fiscal 1995. In the U.S. women's and girls' panties category, Hanes Her Way and other Sara Lee brands increased their leading market position. The increase in Sara Lee's share of the girls' panties market was partially a result of increased distribution and new licensed character agreements. In fiscal 1995, Hanes underwear was introduced in Brazil and Venezuela.

     In fiscal 1995, Sara Lee Knit Products became the master licensee to manufacture sports apparel bearing the Spalding name. Hanes Licensed Products, which markets licensed college and professional sportswear, was negatively affected by labor strikes in professional sports. In the retail fleece business, Sara Lee reduced excess capacity.

     For all apparel categories, Sara Lee began to capitalize on its unique partnership agreement with the 1996 Olympic Games -- the first agreement of its kind to combine Games sponsorship, product licensing and U.S. Team outfitting. An agreement with Warner Brothers and the United States Olympic Committee led to the introduction of Warner Brothers' familiar Looney Tunes characters on Hanes T-shirts to be used in creative apparel relating to the Olympics.

     Sara Lee Hosiery continued to respond to changing market forces in the hosiery area during fiscal 1995 through the introduction of shaping and toning products, new colors and textures, increased durability and special occasion hosiery. The global market for sheer hosiery continued to exhibit weakness, and unit volumes fell 7% as Sara Lee eliminated low-margin items from its product line. However, profits for Sara Lee's worldwide sheer hosiery business increased. In the United States, Sara Lee Hosiery continued to decrease production capacity and improve inventory flow to maximize efficiencies, returns and profitability. In Europe, Sara Lee continued to reduce manufacturing overhead and excess sheer hosiery capacity.

     L'eggs launched Smooth Silhouettes, a Body Contouring product in fiscal 1995. Hanes introduced its own Body Contouring product, Smooth Illusions, in fiscal 1995, with strong advertising support and a "tag" line of "Liposuction without surgery." Under its licensed designer brand Donna Karan, Sara Lee introduced The Nudes hosiery, an ultrasheer product offering colors to complement a wide array of skin tones. In Mexico, Sara Lee introduced Hanes Her Way hosiery in fiscal 1995. In Europe, Sara Lee introduced several new hosiery products under the Dim brand, including Teint de Soleil, extra-sheer hosiery for warm weather, and Ventre Plat, the first hosiery with tummy control to be introduced in Europe. Pretty Polly introduced Legworks hosiery, which offers thigh and tummy control, in the United Kingdom.

     In fiscal 1995, Sara Lee introduced the Silk Reflections Casual collection of tights, trouser socks and casual socks in North America, contributing to strong growth in unit and dollar sales of tights and opaque legwear.

SARA LEE HOUSEHOLD AND PERSONAL CARE

     Sara Lee Household and Personal Care continued to grow through the introduction of new products and entry into new markets. Geographic expansion of Sara Lee's shoe care business continued in fiscal 1995, with the introduction of Kiwi products in China, Mexico and Hungary. Also in fiscal 1995, Sara Lee acquired the rights to market Brylcreem products for men in Indonesia.

     Sanex Sun Care tanning lotions and sunblockers were introduced in the Netherlands during the fiscal year. Also in the Netherlands, Sanex toothpaste debuted. In Spain, the Sanex brand was extended to a line of new shaving creams and aftershaves under the Sanex for Men label. Duschdas Milk & Silk bath and shower foam was introduced in Germany, while Badedas for Kids soap was launched in the Netherlands. The Ambi-Pur electrical diffuser air freshener, introduced in five European markets in fiscal 1994, was extended to Belgium, the United Kingdom and Hungary. The Ambi-Pur Neutraliser air freshener debuted in the Netherlands and Italy. In the oral care line, Prodent Sensitive and Prodent Baking Soda toothpastes were made available in the Netherlands.

     Sara Lee's Direct Selling business in Mexico, House of Fuller, suffered the negative impact of the peso's devaluation on sales in Mexico. House of Fuller has nevertheless expanded its product offerings, particularly in the area of apparel products and, in fiscal 1995, House of Fuller began selling Playtex intimate apparel.

               (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Sara Lee's businesses are classified into two industry segments: Sara Lee Packaged Foods and Sara Lee Packaged Consumer Products. The financial information about Sara Lee's industry segments can be found on page F-21 of this Report.

                     (C) NARRATIVE DESCRIPTION OF BUSINESS

                            SARA LEE PACKAGED FOODS

     Sara Lee's Packaged Foods segment is comprised of Sara Lee Packaged Meats and Bakery, and Sara Lee Coffee and Grocery.

SARA LEE PACKAGED MEATS AND BAKERY

     Sara Lee Packaged Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions throughout the United States, Europe and Mexico. Sales are transacted through Sara Lee's own sales force, brokers and institutional buyers. Some of the more prominent brands in the United States within this category include Ball Park, Best's Kosher, Bryan, Hillshire Farm, Hygrade, Jimmy Dean, Kahn's, Mr. Turkey, Sara Lee and Sinai 48. Sara Lee's more prominent European brands include Stegemann in the Netherlands, Argal in Spain and Nobre in Portugal. Sara Lee has a 49.9% interest in AXA Alimentos, S.A. de C.V., which owns Kir Alimentos S.A. de C.V., a leading processed meats company in Mexico. In fiscal 1995, Sara Lee acquired Imperial Meats Group, Belgium's largest packaged meats producer. The company's Imperial, Cornby and Marcassou brands are sold in Belgium, France, Germany and the Netherlands.

     The products offered by this line of business include smoked sausage, bacon, hot dogs, breakfast sausage, breakfast sandwiches, premium deli and luncheon meats, ham, turkey, and packaged lunch combinations. The ingredients -- pork, turkey and beef -- are purchased by Sara Lee from a variety of sources. The prices of these raw materials fluctuate, depending primarily on supply and demand. Because of the range of sources from which these raw materials are available, Sara Lee believes that it will continue to have access to adequate supplies.

     The Packaged Meats category is highly competitive, with an emphasis on product quality, price, advertising and promotion, and customer service. Sara Lee's competitors include international, national, regional and local companies. The Packaged Meats category has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years. Sara Lee believes it is one of the three industry leaders in the United States.

     Most of Sara Lee's Packaged Meats operations are regulated by the U.S. Department of Agriculture, whose focus is the quality, sanitation and safety of meat products, and, to some extent, by state and local government agencies. Sara Lee's Packaged Meats operations in Europe and Mexico are regulated by local authorities.

     Sara Lee Bakery produces a wide variety of fresh and frozen baked and specialty items. Its core products are pies, cheesecakes, pound cakes and Danish. These products are sold through supermarkets, foodservice distributors, bakery-deli and direct channels throughout the United States, United Kingdom, France, Mexico, Australia and numerous Asia-Pacific countries. Sales are transacted through Sara Lee's sales force and independent wholesalers and distributors. The key ingredients for these products -- butter, milk, sugar, fruits, eggs and flour -- are purchased from suppliers at prices that are subject to such influences as supply and demand, weather, and government price controls. Because of the number of sources from which such raw materials are generally available, Sara Lee believes it will continue to have access to adequate supplies.

     Competition in this category is keen, with a large number of participants. Sara Lee seeks to maintain and enhance a leading position in the industry through marketing efforts that are designed to reinforce and build brand recognition, and through superior customer service.

     In the United States, Sara Lee Bakery products are subject to regulation by the Food and Drug Administration, the federal agency charged with, among other things, enforcing laws pertaining to food processing, content and labeling, and to a lesser extent, by state and local government agencies.

     Sara Lee Foodservice's business is conducted principally under the PYA/Monarch name. With the acquisition of the remaining outstanding shares of Virginia-based Consolidated Foodservice Companies in fiscal 1995, PYA/Monarch strengthened its position as the leading foodservice distributor in the southeastern United States and became the third largest full-line foodservice company in the nation. This business distributes dry, refrigerated and frozen foods, paper supplies and foodservice equipment to institutional and commercial foodservice customers.

     The institutional foodservice distribution industry is highly competitive, with price and service being the major means by which Sara Lee Foodservice competes. This line of business generates lower margins on sales dollars than Sara Lee's other businesses.

SARA LEE COFFEE AND GROCERY

     Sara Lee believes it is one of the top four coffee roasters in the world, and one of the top three in the European market. It has a significant presence in such countries as the Netherlands, Belgium, France, Denmark, Spain and Australia, and has established positions in Central and Eastern Europe through acquisitions and expanded sales efforts. While Douwe Egberts is its European flagship brand, its other premium European coffee brands include Maison du Cafe, Marcilla, and Merrild. Sara Lee's Pickwick brand, an important brand in the European tea market, is expanding its current lines in an effort to appeal to younger consumers and is entering the Russian and Eastern European markets.

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

     The significant cost item in the production of coffee products is the price of green coffee, which varies depending on such factors as weather (which affects the quality and quantity of available supplies), consumer demand, the political climate in the producing nations, unilateral pricing policies of producing nations, speculation on the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee's competitors. At the end of fiscal 1994, and the beginning of fiscal 1995, Brazil, the world's largest coffee producer, suffered two major frosts, followed by a drought, that negatively affected crop output in fiscal 1995. Uncertainty over the availability of supplies resulted in extreme volatility in the price of green coffee in fiscal 1995, leading to the highest prices in recent years. Sara Lee anticipates that green coffee prices will continue to be affected due to uncertainty over the availability of future supplies. Sara Lee has and expects to continue to offset the negative effect of price increases through careful inventory management, cost cutting, and higher prices for its coffee products. Primarily due to the effect of higher green coffee costs on consumer buying habits, unit volumes for retail and out-of-home roasted coffee were down 8% for fiscal 1995, excluding the effect of acquisitions.

     The Sara Lee Coffee and Grocery line of business also manufactures rice products under the Lassie brand in the Netherlands, and snack and nut products under the Duyvis, Felix and Benenuts brands in the Netherlands, Belgium and France, respectively.

     The Sara Lee Coffee and Grocery business has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

                      SARA LEE PACKAGED CONSUMER PRODUCTS

     Sara Lee's Packaged Consumer Products segment is divided into two lines of business: Personal Products and Household and Personal Care.

SARA LEE PERSONAL PRODUCTS

     The Personal Products line of business, which is headquartered in Winston-Salem, North Carolina, includes the Intimates, Accessories, Knit Products and Hosiery business groups.

     Sara Lee Intimates' business includes bras, panties and shapewear. These are manufactured and distributed under such labels as Bali, Hanes Her Way, Playtex, WonderBra and Daisyfresh in North America, and Playtex and Dim in Europe. Sara Lee holds a leading position in the Mexican bra market through its Playtex and Hanes Her Way brand and continued to build market share in Canada during fiscal 1995 through its Playtex, Wonderbra, Daisyfresh and Hanes Her Way brands.

     Distribution channels for intimate apparel range from department and specialty stores for such premium brands as Bali, and some Playtex products, to warehouse clubs and mass-merchandise outlets for some of the value-priced brands. Sales are effected through Sara Lee's sales force.

     The intimate apparel market is a competitive one based on consumer brand loyalty. Sara Lee endeavors to maintain its competitive edge through marketing and promotional efforts, and by offering consumers value through a superior combination of quality and price.

     Sara Lee Accessories' business involves the manufacture and marketing of premium leather products through its Coach division, under the Coach and Mark Cross brands, and the manufacture and marketing of men's and women's gloves, slippers and knitwear through its Aris Isotoner division under the Aris and Isotoner brands. Aris Isotoner products are sold primarily to department stores, while Coach and Mark Cross products are sold through department stores, catalog sales and Sara Lee stores. Coach and Mark Cross now operate approximately 120 stores in the United States.

     Sara Lee Knit Products' business involves the manufacture and distribution of men's, women's and children's underwear and activewear (T-shirts, fleecewear and other jersey products for casualwear) in North America, South and Central America, Europe and the Asia-Pacific countries. These products are sold through Sara Lee's sales force to department stores, mass merchandisers, discount chains and the screen print trade. Principal brands in this category include Champion, Hanes, Hanes Her Way and Rinbros in North America, and Abanderado, Princesa, Champion, Hanes and Dim in Europe. Sara Lee believes that it has the leading market share in the women's and girls' panties category in the United States, the second largest share in the heavily branded category of men's and boys' underwear in the United States, and the leading position in men's and boys' underwear in Mexico.

     Activewear is marketed under Sara Lee's Hanes and Champion lines. In addition to targeting the public activewear market, Champion also manufactures and markets authentic uniforms and practicewear for professional and amateur athletic teams, including such organizations as the National Basketball Association, the National Football League, the Olympics and a number of major university sports teams.

     The principal raw material in this product category is cotton. Sara Lee currently believes it has access to an adequate supply of cotton from a variety of sources.

     The knit products business is highly competitive, with products relying on brand recognition, quality, price and loyalty. Sara Lee competes by offering superior value, utilizing its megabranding strategy -- marketing various products through common packaging, promotion and advertising, increased marketing activity, and low-cost sourcing. The Knit Products business has accounted for 10% or more of Sara Lee's consolidated revenues during each of the past three fiscal years.

     Sara Lee Hosiery is the market leader in hosiery markets in North America, Western Europe, Australia, New Zealand and South Africa. It also continues to establish operations in various Asia-Pacific countries, placing it in a strategic position to capitalize on developing markets in that area. The European hosiery business is somewhat seasonal in nature in contrast to the domestic business.

     Hosiery products consist of a wide variety of branded, packaged consumer products, including pantyhose, stockings, combination panty and pantyhose garments, tights, knee-highs and socks, many of which are available in both sheer and opaque styles. These products are sold domestically under such brand names as Hanes, L'eggs, Donna Karan and DKNY (the last two being licensed), and abroad under such labels as Dim, Pretty Polly, Elbeo, Nur Die, Bellinda, Filodoro, Philippe Matignon and Omero. Sara Lee is the largest sock manufacturer in the United States.

     Hosiery products are sold by Sara Lee's sales force in channels ranging from department and specialty stores (for premium brands such as Hanes, Donna Karan and DKNY in the United States, and Dim abroad), to supermarkets, warehouse clubs, discount chains and convenience stores for brands like L'eggs and some Dim products aimed at the price-conscious consumer. Hosiery products are also distributed through catalog sales and Sara Lee stores. The hosiery business has accounted for 10% or more of Sara Lee's consolidated revenues during each of the past three fiscal years.

     The hosiery business is very competitive in both the United States and Europe. In the United States, Sara Lee's major competitors are other hosiery companies, and the primary methods of competition are quality, value, function, and, with respect to L'eggs products, service and distribution. In Europe, where most of Sara

Lee's competitors are small companies who compete in the unbranded sector of the market, the primary focus is on quality.

     Raw materials -- nylon, spandex, and cotton -- for the products in this category are readily available to Sara Lee from a variety of sources.

HOUSEHOLD AND PERSONAL CARE

     Sara Lee's Household and Personal Care line of business includes three primary core categories: shoe care -- led by a worldwide line of Kiwi products; body care items -- led by the Sanex brand, but also including Duschdas and Badedas and baby care products sold under the Zwitsal, Fissan and Proderm names; and insecticides -- sold internationally under the Catch, Bloom, Vapona and Ridsect brand names. Ambi-Pur air fresheners, Zendium and Prodent oral care products, and Biotex and Neutral specialty detergents are also important categories for Sara Lee.

     Sara Lee Direct Selling distributes a wide range of products -- cosmetics, fragrances, toiletries, personal products and jewelry -- through a network of independent sales representatives. This method of reaching the consumer has been particularly successful at the House of Fuller business in Mexico, the House of Sara Lee businesses in Indonesia and the Philippines, and the Avroy Shlain business in South Africa. While this segment is very fragmented, Sara Lee believes it has an important position in many product lines in those countries in which it competes.

                                   TRADEMARKS

     Sara Lee is the owner of over 30,000 trademark registrations and applications in over 140 countries. Sara Lee's trademarks are among its most valuable assets as it pursues its strategy of building brands globally.

                                   CUSTOMERS

     None of Sara Lee's business segments or lines of business is dependent upon a single customer or a small number of customers, the loss of whom would have a material adverse effect on Sara Lee's consolidated operations. Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more product categories, and it has developed specific approaches to working with individual customers.

                             ENVIRONMENTAL MATTERS

     Sara Lee is subject to a number of federal, state and local statutes, rules, regulations and ordinances in the United States and other countries relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment ("Environmental Laws").

     While Sara Lee expects to make capital and other expenditures in compliance with Environmental Laws, it does not anticipate that such compliance will have a material adverse effect on its capital expenditures, earnings or competitive position. Sara Lee has implemented a program to monitor compliance with Environmental Laws and is continually examining its methods of operation and product packaging to reduce its use of natural resources.

                                   EMPLOYEES

     Sara Lee has approximately 149,000 employees worldwide.

        (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
                                AND EXPORT SALES

     Sara Lee's foreign operations are conducted primarily through wholly- or partially-owned subsidiaries incorporated outside the United States. The foreign operations of the Packaged Meats line of business within the Packaged Foods segment are conducted through Sara Lee Processed Meats (Europe) B.V., while the Sara Lee Bakery business includes Kitchens of Sara Lee U.K. Ltd. and Kitchens of Sara Lee (Australia) Pty. Ltd. The Coffee and Grocery line of business within the Packaged Foods segment is conducted by a number of subsidiaries, principally European, including Douwe Egberts Nederland B.V., Douwe Egberts France S.A., Douwe Egberts Espana S.A., Merrild Kaffe A/S, Douwe Egberts N.V., Compack Douwe Egberts Rt., Harris/DE Pty. Ltd., Balirny Douwe Egberts A.S. and Douwe Egberts Coffee Systems Nederland B.V.

     The Personal Products line of business within the Packaged Consumer Products segment includes numerous foreign businesses, including Dim S.A., Grupo Sans S. A., Sara Lee Personal Products (Australia) Pty. Ltd., Pretty Polly Ltd., Vatter GmbH, the Filodoro Group, Manufacturas Mallorca, S.A. de C.V., Rinbros, S.A. de C.V., and a 60% interest in Maglificio Bellia S.p.A.

     The Household and Personal Care line of business within the Packaged Consumer Products segment is composed of subsidiaries in over forty countries. The principal subsidiaries are Kiwi Brands Pty. Ltd., Kiwi France S.A., Kortman Intradal B.V., A/S Blumoller, Sara Lee/DE Espana S.A., Sara Lee Household and Personal Care U.K. Ltd., and Sara Lee/DE Italy S.p.A.

     The financial information about foreign and domestic operations can be found on page F-22 of this Report.

Item 2. Properties.

     Sara Lee operates 289 food processing and consumer product manufacturing plants, each containing more than 20,000 square feet in building area, in 27 states and 35 foreign countries. Sara Lee owns 221 and leases 68 of these plants. It also operates 135 warehouses containing more than 20,000 square feet in building area in 18 states and 20 foreign countries. Of these warehouses, 57 are owned and 78 are leased. The following table identifies the plants and warehouses presently owned or leased by Sara Lee that contain at least 250,000 square feet in building area.

                                                                                     APPROXIMATE
         INDUSTRY SEGMENT AND                                                       BUILDING AREA
        DIVISION OR SUBSIDIARY                           LOCATION                   IN SQUARE FEET
---------------------------------------   ---------------------------------------   --------------
SARA LEE PACKAGED FOODS
Bil Mar Foods..........................   Zeeland, Michigan                              567,000
Bryan Foods, Inc. .....................   West Point, Mississippi                        769,000
Douwe Egberts Van Nelle
  Tabaksmaatschappij B.V. .............   Rotterdam, the Netherlands                     605,000
Hillshire Farm & Kahn's................   Alexandria, Kentucky                           325,000
Hillshire Farm & Kahn's................   Cincinnati, Ohio                               556,000
Hillshire Farm & Kahn's................   New London, Wisconsin                          563,000
Koninklijke Douwe Egberts B.V. ........   Joure, the Netherlands                       1,094,000
Koninklijke Douwe Egberts B.V. ........   Utrecht, the Netherlands                       577,000
Koninklijke Douwe Egberts B.V. ........   Zaandam, the Netherlands                       367,000
PYA/Monarch, Inc. .....................   Charlotte, North Carolina                      288,000
PYA/Monarch, Inc. .....................   Lexington, South Carolina                      364,000
PYA/Monarch, Inc. .....................   Montgomery, Alabama                            276,000
Sara Lee Bakery........................   Forest, Mississippi                            260,000
Sara Lee Bakery........................   New Hampton, Iowa                              294,000
Sara Lee Bakery........................   Tarboro, North Carolina                        346,000
Sara Lee Bakery........................   Traverse City, Michigan                        295,000
Sara Lee Processed Meats (Europe)
  B.V. ................................   Rio Maior, Portugal                            348,000
Sara Lee Processed Meats (Europe)
  B.V. ................................   Miralcamp, Spain                               260,000
Van Nelle International B.V. ..........   Joure, the Netherlands                         301,000*

                                                                                     APPROXIMATE
         INDUSTRY SEGMENT AND                                                       BUILDING AREA
        DIVISION OR SUBSIDIARY                           LOCATION                   IN SQUARE FEET
---------------------------------------   ---------------------------------------   --------------
SARA LEE PACKAGED CONSUMER PRODUCTS
Adams-Millis Corporation                  Kernersville, North Carolina                  340,000
Aris Isotoner                             Edison, New Jersey                            297,000*
Aris Philippines                          Manila, Philippines                           334,000***
Canadelle Inc.                            Montreal, Canada                              261,000
Champion Products, Inc.                   Laurel Hill, North Carolina                   368,000
Champion Products, Inc.                   Gaffney, South Carolina                       294,000
Champion Products, Inc.                   Perry, New York                               253,000**
Champion Products, Inc.                   Dunn, North Carolina                          289,000
Filodoro Calze SpA                        Casalmoro, Italy                              319,000
Kiwi Brands Inc.                          Douglassville, Pennsylvania                   290,000
Kiwi Brands Pty. Ltd.                     Clayton, Australia                            271,000
L'eggs Products                           Clarksville, Arkansas                         321,000
L'eggs Products                           Rockingham, North Carolina                    440,000
Playtex Apparel, Inc.                     Dover, Delaware                               424,000
Sara Lee/DE Espana S.A.                   Santiga, Spain                                284,000*
Sara Lee/DE Germany                       Dusseldorf, Germany                           333,000*
Sara Lee Direct                           Rural Hall, North Carolina                    598,000*
Sara Lee Hosiery                          East Rockingham, North Carolina               330,000*
Sara Lee Hosiery                          Winston-Salem, North Carolina                 770,000
Sara Lee Hosiery                          Darlington, South Carolina                    287,000
Sara Lee Household & Personal Care U.K.
  Limited                                 Slough, England, United Kingdom               331,000
Sara Lee Knit Products                    Forest City, North Carolina                   340,000
Sara Lee Knit Products                    Eden, North Carolina                          418,000
Sara Lee Knit Products                    Galax, Virginia                               424,000
Sara Lee Knit Products                    Martinsville, Virginia                        704,000*
Sara Lee Knit Products                    Martinsville, Virginia                        628,000**
Sara Lee Knit Products                    Martinsville, Virginia                        442,000**
Sara Lee Knit Products                    Mountain City, Tennessee                      562,000
Sara Lee Knit Products                    Rabun Gap, Georgia                            754,000
Sara Lee Knit Products                    Rural Hall, North Carolina                    931,000
Sara Lee Knit Products                    Sanford, North Carolina                       275,000
Sara Lee Knit Products                    Winston-Salem, North Carolina                 568,000
Sara Lee Knit Products                    Greenwood, South Carolina                     500,000
Vatter GmbH                               Augsburg, Germany                             297,000***
Vatter GmbH                               Rheine, Germany                               482,000
Vatter GmbH                               Schongau, Germany                             256,000

---------------
  * These facilities are leased; the remainder are owned by Sara Lee.

 ** Facilities have been closed as part of 1994 restructuring and are awaiting sale. See pages F-16 through F-17 of this Report for a description of the restructuring.

*** Facilities have been closed and are awaiting sale.

Item 3. Legal Proceedings.

     In September 1994, Sara Lee and the State of Wisconsin stipulated and agreed that (i) Sara Lee would pay $200,000 into an escrow fund established at the conclusion of the bankruptcy proceedings of Peck Foods Corporation ("Peck"), a former subsidiary of Sara Lee sold in 1988, in connection with certain allegations that Peck had violated hazardous spill remediation laws, and (ii) judgment in the amount of $218,400, including a penalty assessment, would be entered against Sara Lee in connection with certain allegations that Peck had illegally discharged wastewater in violation of water pollution control laws. The current owners of Peck have reimbursed Sara Lee for approximately $318,000 of these costs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                         EXECUTIVE OFFICERS OF SARA LEE

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 1995 (the "Proxy Statement").

     The following is a list of names and ages of all current executive officers of Sara Lee indicating positions and offices with Sara Lee held by each such person. All such persons have been elected by, and hold office at the pleasure of, the Board of Directors. No person other than those listed below has been chosen to become an executive officer of Sara Lee.

                                             AGE AS OF                                             FIRST
                                            OCTOBER 26,               OFFICES AND                 ELECTED
                  NAME                         1995                 POSITIONS HELD              AN OFFICER
-----------------------------------------   -----------    ---------------------------------    -----------
John H. Bryan............................        59        Chairman of the Board, Chief            3/28/74
                                                           Executive Officer and Director

Michael E. Murphy........................        59        Vice Chairman, Chief                    6/28/79
                                                           Administrative Officer and
                                                           Director

Donald J. Franceschini...................        60        Executive Vice President and            8/27/92
                                                           Director

C. Steven McMillan.......................        49        Executive Vice President and            3/31/83
                                                           Director

Gary C. Grom.............................        48        Senior Vice President -- Human         10/25/90
                                                           Resources

Joseph E. Heid...........................        49        Senior Vice President                   4/28/94*

Janet Langford Kelly.....................        37        Senior Vice President, Secretary        1/25/95
                                                           and General Counsel

Mark J. McCarville.......................        49        Senior Vice President --                6/24/82
                                                           Corporate Development

Frank L. Meysman.........................        43        Senior Vice President                   3/31/94*

Judith A. Sprieser.......................        42        Senior Vice President and Chief         11/1/94
                                                           Financial Officer

---------------
* Mr. Heid and Mr. Meysman assumed the duties of executive officers (as defined in Rule 3b-7 under the Securities Exchange Act of 1934, as amended) of Sara Lee as of September 26, 1995.

     There are no family relationships between any of the above-named executive officers and directors.

     Each of the executive officers listed above has served Sara Lee or its subsidiaries in various executive capacities for the past five years except Donald J. Franceschini, Joseph E. Heid and Janet Langford Kelly.

     Prior to his election, Mr. Franceschini served in various executive capacities at Playtex Apparel, Inc. prior to its acquisition by Sara Lee. Before joining Sara Lee in December 1992, Mr. Heid was President of Guiness America, Inc., a marketer and producer of distilled beverages. Ms. Kelly was a partner in the Chicago office of Sidley & Austin from June 1991 until her election and prior thereto was an associate at Sidley & Austin.

                                    PART II

Item 5. Market for Sara Lee's Common Equity and Related Stockholder Matters.

     Sara Lee's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of September 1, 1995, Sara Lee had approximately 93,200 holders of record of its Common Stock. Information about the high and low sales prices for each full quarterly period and the amount of cash dividends declared on Sara Lee's Common Stock during the past three fiscal years is set forth on page F-23 of this Report.

Item 6. Selected Financial Data.

     The requisite financial information for Sara Lee for the five fiscal years ending July 1, 1995, is set forth on pages F-2 and F-3 of this Report. Such information should be read in conjunction with the consolidated Financial Statements and related Notes to Financial Statements on pages F-4 through F-23 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This discussion and analysis of financial condition and results of operations should be read in conjunction with the General Development of Business on pages 1 through 3, Narrative Description of Business on pages 3 through 7, and the consolidated Financial Statements and related Notes to Financial Statements on pages F-4 through F-23 of this Report.

RESULTS OF OPERATIONS

     Net sales increased 14.1% to $17.7 billion in 1995, from $15.5 billion in 1994, and $14.6 billion in 1993. The increase in 1995 was due to higher unit volumes and improved product mix, as well as the strengthening of foreign currencies relative to the U.S. dollar and business acquisitions. Business acquisitions and unit volume growth, offset in part by the weakening of foreign currencies relative to the U.S. dollar, were the primary contributing factors in the 1994 increase. Excluding the effects of foreign currencies and acquisitions and dispositions, sales dollars increased 6% in 1995 and 3% in 1994.

     The gross profit margin was 37.8% in 1995, compared with 37.6% in 1994 and 38.0% in 1993. Improved margins in the corporation's Personal Products and Packaged Meats and Bakery operations, offset in part by lower Coffee and Grocery margins, generated the increase in 1995. The decrease in 1994 was attributable to margin declines in the European hosiery and knit products businesses, offset in part by improved margins in the Household and Personal Care and Packaged Meats and Bakery operations.

     On June 6, 1994, the corporation announced a restructuring of its worldwide operations that will ultimately result in the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees. This restructuring reduced 1994 operating income (pretax earnings before interest and corporate expenses), net income and primary earnings per share by $732 million, $495 million and $1.03, respectively. The 1994 operating income included charges for restructuring as follows: Personal Products -- $630 million; Household and Personal Care -- $55 million; Coffee and Grocery -- $25 million; and Packaged Meats and Bakery -- $22 million.

     Of the total provision of $732 million, non-cash charges of $304 million represent the excess of the net book value of plants to be closed and businesses to be sold over the estimated sales proceeds. The balance of the restructuring provision primarily represents cash outflows. During fiscal 1995, cash payments totaled $173 million. Restructuring actions are expected to be substantially completed by the close of 1996 and the corporation expects to fund the remaining costs of the plan from internal sources and available borrowings.

     During 1995, 42 manufacturing and distribution facilities were closed and 6,029 employees terminated. Operating costs were lowered in 1995 by $89 million, primarily as a result of lower plant overhead and labor costs. The corporation expects the restructuring plan to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 million in 1998. Savings from the planned actions will be used for both business-building initiatives and profit improvement. The restructuring reserve is analyzed in greater detail in the Restructuring Provision note to the financial statements on pages F-16 and F-17.

     Operating income, excluding the restructuring charge, increased 18.5% in the Packaged Foods segment, while the Packaged Consumer Products segment increased 15.6% from 1994 results. The increase in the Packaged Foods segment is primarily attributable to business acquisitions, the strengthening of foreign currencies relative to the U.S. dollar and cost controls. The increased results in the Packaged Consumer Products segment were primarily attributable to the improved profitability of the worldwide hosiery, knit products and intimates businesses. Business acquisitions and the strengthening of foreign currencies relative to the U.S. dollar also contributed to the improved results of the Packaged Consumer Products segment. Excluding the restructuring charge and the effects of acquisitions and fluctuations in foreign exchange rates, operating income increased 7% in 1995, and in 1994 was virtually unchanged from 1993.

     Net interest expense was $185 million in 1995, compared with $145 million in 1994 and $82 million in 1993. The 1995 increase was largely due to higher interest rates, while the increase in 1994 interest expense was a result of increased financing needs for acquisitions and capital expenditures.

     Unallocated corporate expenses are costs not directly attributable to specific segment operations. Unallocated corporate expenses were $192 million in 1995, $98 million in 1994 and $143 million in 1993. Unallocated corporate expenses in 1995 were negatively impacted by the costs of hedging foreign currency movements and expenses associated with minority interests in subsidiaries. In 1993, unallocated corporate expenses were greater than in 1994 because of costs of hedging foreign currency movements and higher administrative expenses.

     The effective tax rate was 34.1% in 1995, 39.9% in 1994 and 34.9% in 1993. Excluding the impact of unusual items in 1994, the effective tax rate was 35.0%. The reduction of the tax rate from 35.0% in 1994 to 34.1% in 1995 was primarily due to increased earnings in certain foreign jurisdictions that have lower tax rates than the United States.

     In fiscal 1994, the corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this mandated accounting change was a one-time charge of $35 million, or $.07 per share.

     Excluding the effects of the 1994 restructuring charge and the cumulative effect of the accounting change, 1995 net income increased 10.3% to $804 million, and earnings per share increased 10.2% to $1.62. In 1994, net income decreased 71.8% to $199 million and primary earnings per share decreased 73.6% to $.37. Excluding the effects of the restructuring charge and the cumulative effect of the accounting change, net income and primary earnings per share in 1994 increased 3.5% and 5.0%, respectively.

     During 1995, the corporation acquired several companies for an aggregate purchase price of $168 million in cash. The principal acquisitions were in the Packaged Meats and Bakery segment, and included the remaining outstanding shares of Consolidated Foodservice Companies, a domestic foodservice distribution business, and the Imperial Meats Group, a European manufacturer and distributor of processed meats.

     During 1994, the corporation acquired several companies for an aggregate purchase price of $412 million in cash. The principal acquisitions were the European personal care businesses of SmithKline Beecham (Household and Personal
Care), Kiwi Brands (Pty.) Ltd. and subsidiaries (Household and Personal Care and Personal Products), and Maglificio Bellia S.p.A. (Personal Products).

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

     During the past three years, the general rate of inflation has averaged 2%. Additionally, approximately 35% of the corporation's inventories are valued on the last-in, first-out basis. As a result, much of the current cost of production is reflected in operating results and not retained as a component of inventory.

FINANCIAL POSITION

     Net cash provided from operating activities was $1.4 billion in 1995 as compared to $839 million in 1994. The favorable 1995 results were due to improved gross margins, operating efficiencies resulting in part from the 1994 restructuring, and improved working capital management. Net cash provided from operating activities in 1994 was approximately the same as in 1993.

     Net cash used in investment activities was $517 million in 1995, $937 million in 1994 and $967 million in 1993. Lower capital expenditures and business acquisition costs were the primary reasons for the reduced 1995 cash use. Capital expenditures were $480 million in 1995, $628 million in 1994 and $728 million in 1993. A significant portion of these expenditures was for the reduction of manufacturing and distribution costs, and for expansion of capacity to meet internal growth. The corporation expects fiscal 1996 capital expenditures to approximate $600 million. The 1996 expenditures will be funded from internal sources and available borrowing capacity. The corporation retains substantial flexibility to adjust its spending levels in order to act upon other opportunities, including business acquisitions.

     During 1995, cash of $853 million was used for financing activities, primarily to repay $459 million of debt and pay dividends of $358 million. During 1994, cash of $42 million was used in financing activities. In 1994, a domestic subsidiary of the corporation issued $200 million of equity securities, the proceeds of which were used to purchase shares of the corporation's common stock. During 1993, cash of $248 million was provided from financing activities, primarily through the utilization of available short-term debt capacity. As of July 1, 1995, the total-debt-to-total-capital ratio decreased to 33.8% from 38.9% at July 2, 1994. The current capital structure is within the corporation's objective of maintaining a total-debt-to-total-capital ratio of no more than 40% over time, and provides sufficient financial flexibility to pursue business opportunities.

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

     Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of Sara Lee.

     For information with respect to the executive officers of Sara Lee, see "Executive Officers of Sara Lee" on page 11 of this Report. For information with respect to the directors of Sara Lee, see "Election of Directors" on pages 2 through 8 of the Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation.

     The information set forth in the Proxy Statement on pages 11 through 19, under the caption "Executive Compensation," and on pages 19 through 21, under the caption "Retirement Plans," is incorporated herein by reference; provided, however, that the Report of the Compensation and Employee Benefits Committee on Executive Compensation and the Performance Graph contained therein is specifically excluded and shall not be deemed so incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) No person or "group" (as that term is used in Section 3(d)(3) of the Securities Exchange Act of 1934) is known by Sara Lee to beneficially own more than 5% of any class of Sara Lee's voting securities, except that, as of September 1, 1995, State Street Bank & Trust Company of Boston, as trustee ("Trustee") of the Sara Lee Corporation Employee Stock Ownership Plan ("ESOP"), held in trust 4,514,427 shares (100% of the outstanding shares) of Sara Lee's Employee Stock Ownership Plan Convertible Preferred Stock ("ESOP Stock"), of which 1,168,043 shares (25.87%) were allocated to participant accounts and 3,346,384 shares (74.13%) were unallocated shares, and 9,517 shares of Sara Lee Common Stock (less than 1% of the outstanding shares of Common Stock), all of which were allocated to participant accounts. Each ESOP participant is entitled to direct the Trustee how to vote the shares allocated to such participant's account, as well as a proportionate share of unallocated or unvoted shares. The ESOP Stock votes as a class with the Common Stock and each share of ESOP Stock is entitled to 5.133 votes. Each share of ESOP Stock is convertible into four shares of Sara Lee Common Stock.

     (b) Security ownership by management as outlined on page 9 of the Proxy Statement under the caption "Ownership of Common Stock and ESOP Stock by Directors, Nominees and Executive Officers" is incorporated herein by reference.

     (c) There are no arrangements known to Sara Lee the operation of which may at a subsequent date result in a change in control of Sara Lee.

Item 13. Certain Relationships and Related Transactions.

     During fiscal 1995, Sara Lee paid fees for legal services performed by the law firm of Sidley & Austin, to which Newton N. Minow is counsel, and the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., of which Vernon E. Jordan, Jr. is a senior partner. Sara Lee paid fees for investment banking services to The First National Bank of Chicago, of which Richard L. Thomas is Chairman of the Board and Chief Executive Officer. Each of the above individuals is a director of Sara Lee.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                          PAGE
                                                                                          ----
(A)  1.    FINANCIAL STATEMENTS

           Report of Independent Public Accountants                                        F-1
           Consolidated Statements of Income -- Years ended July 3, 1993, July 2, 1994
             and July 1, 1995                                                              F-4
           Consolidated Balance Sheets -- July 3, 1993, July 2, 1994 and July 1, 1995      F-5
           Consolidated Statements of Common Stockholders' Equity -- Balances at July
             3, 1993, July 2, 1994 and July 1, 1995                                        F-7
           Consolidated Statements of Cash Flows -- Years ended July 3, 1993, July 2,
             1994 and July 1, 1995                                                         F-8
           Notes to Financial Statements                                                   F-9

     2.    FINANCIAL STATEMENT SCHEDULES

           Report of Independent Public Accountants                                       F-24
           Schedule II -- Valuation and Qualifying Accounts                               F-25

(B)  REPORTS ON FORM 8-K

           None.

(C)  EXHIBITS                                         PAGE/INCORPORATION BY REFERENCE

     (3a)  Articles of Restatement of the Charter,    Exhibit 4.1 to Registration Statement
           as amended                                 No. 33-35760 on Form S-8 dated July 6,
                                                      1990, and Exhibit 3(a) to Report on Form
                                                      10-K for Fiscal Year ended July 2, 1994
     (3b)  By-Laws, as amended

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

           2.  1981 Stock Option Plan, as amended      Exhibit 10 (11) to Report on Form 10-K
                                                       for Fiscal Year ended July 1, 1989
           3.  1988 Non-Qualified Stock Option Plan,
               as amended

           4.  1989 Incentive Stock Plan, as amended   Exhibit B to 1991 Proxy Statement dated
                                                       September 20, 1991

           5.  Supplemental Benefit Plan, as amended   Exhibit 10 (8) to Report on Form 10-K
                                                       for Fiscal Year ended June 30, 1990

           6.  Short-Term (Annual) Incentive Plan
               Fiscal Year 1995

           7.  Accelerated Growth Incentive Plan       Exhibit 10 (12) to Report on Form 10-K
               Fiscal Years 1990-1994                  for Fiscal Year ended June 30, 1990

           8.  1991 Non-Qualified Deferred             Exhibit 10 (15) to Report on Form 10-K
               Compensation Plan (Base Salary)         for Fiscal Year ended June 29, 1991

     EXHIBITS                                         PAGE/INCORPORATION BY REFERENCE
           9.  1992 Non-Qualified Deferred            Exhibit 10 (15) to Report on Form 10-K
               Compensation Plan (Base Salary)        for Fiscal Year ended June 27, 1992

           10. FY '93 Non-Qualified Deferred          Exhibit 10 (16) to Report on Form 10-K
               Compensation Plan (Annual Bonus)       for Fiscal Year ended June 27, 1992

           11. 1993 Non-Qualified Deferred            Exhibit 10 (19) to Report on Form 10-K
               Compensation Plan (Base Salary)        for Fiscal Year ended July 3, 1993

           12. FY '94 Non-Qualified Deferred          Exhibit 10 (20) to Report on Form 10-K
               Compensation Plan (Annual Bonus)       for Fiscal Year ended July 3, 1993

           13. 1994 Non-Qualified Deferred            Exhibit 10 (14) to Report on Form 10-K
               Compensation Plan (Base Salary)        for Fiscal Year ended July 2, 1994

           14. FY '95 Non-Qualified Deferred          Exhibit 10 (15) to Report on Form 10-K
               Compensation Plan (Annual Bonus)       for Fiscal Year ended July 2, 1994

           15. Performance-Based Annual Incentive     Appendix A, Exhibit 99 to Proxy
               Plan                                   Statement dated September 20, 1995

           16. 1995 Long-Term Incentive Stock Plan    Appendix B, Exhibit 99 to Proxy
                                                      Statement dated September 20, 1995

           17. 1995 Non-Employee Director Stock       Appendix C, Exhibit 99 to Proxy
               Plan                                   Statement dated September 20, 1995

           18. Non-Qualified Deferred Compensation    Exhibit 10 (21) to Report on Form 10-K
               Plan for Outside Directors             for Fiscal Year ended July 3, 1993

           19. Non-Qualified Estate Builder           Exhibit 10 (17) to Report on Form 10-K
               Deferred Compensation Plan             for Fiscal Year ended June 29, 1985

           20. Severance Policy for Corporate         Exhibit 10 (19) to Report on Form 10-K
               Officers                               for Fiscal Year ended July 2, 1994

           21. Stockholder Rights Agreement           Exhibit 4 to Report on Form 10-Q for the
                                                      quarter ended March 26, 1988

           22. Employment Agreement, dated November
               9, 1994, between Sara Lee
               Corporation and Frank L. Meysman

           23. Employment Agreement, dated November
               9, 1994, between Sara Lee/DE N.V.
               and Frank L. Meysman and attachments
               (translated from Dutch)

     (11)      Computation of Net Income per Common
               Share

     (12)  1.  Computation of Ratio of Earnings to
               Fixed Charges

           2.  Computation of Ratio of Earnings to
               Fixed Charges and Preferred Stock
               Dividend Requirements

     (21)      List of Subsidiaries

     (23)      Consent of Arthur Andersen LLP

     (24)      Powers of Attorney from those directors
               whose names appear on pages 18 and
               19 hereof followed by an asterisk

     (27)      Financial Data Schedules

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Sara Lee Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 29, 1995

                                            SARA LEE CORPORATION

                                            By:   /s/ JANET LANGFORD KELLY

                                              ----------------------------------
                                                     Janet Langford Kelly
                                                    Senior Vice President,
                                                Secretary and General Counsel

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 29, 1995.

                  SIGNATURE                                         CAPACITY
---------------------------------------------     ---------------------------------------------
              /s/ JOHN H. BRYAN                   Chairman of the Board, Chief Executive
---------------------------------------------     Officer and Director
                John H. Bryan

            /s/ MICHAEL E. MURPHY                 Vice Chairman, Chief Administrative Officer
---------------------------------------------     and Director
              Michael E. Murphy

         /s/ DONALD J. FRANCESCHINI               Executive Vice President and Director
---------------------------------------------
           Donald J. Franceschini

           /s/ C. STEVEN MCMILLAN                 Executive Vice President and Director
---------------------------------------------
             C. Steven McMillan

           /s/ JUDITH A. SPRIESER                 Senior Vice President and Chief Financial
---------------------------------------------     Officer
             Judith A. Sprieser

           /s/ WAYNE R. SZYPULSKI                 Vice President and Controller
---------------------------------------------
             Wayne R. Szypulski

                      *                           Director
---------------------------------------------
               Paul A. Allaire

                      *                           Director
---------------------------------------------
           Frans H.J.J. Andriessen

                      *                           Director
---------------------------------------------
              Duane L. Burnham

                      *                           Director
---------------------------------------------
              Charles W. Coker

                  SIGNATURE                                         CAPACITY
                  ---------                                         --------
                      *                           Director
---------------------------------------------
               Willie D. Davis
                      *                           Director
---------------------------------------------
              Allen F. Jacobson
                      *                           Director
---------------------------------------------
            Vernon E. Jordan, Jr.
                      *                           Director
---------------------------------------------
              James L. Ketelsen
                      *                           Director
---------------------------------------------
              Hans B. van Liemt
                      *                           Director
---------------------------------------------
               Joan D. Manley
                      *                           Director
---------------------------------------------
               Newton N. Minow
                      *                           Director
---------------------------------------------
           Sir Arvi H. Parbo A.C.
                      *                           Director
---------------------------------------------
             Rozanne L. Ridgway
                      *                           Director
---------------------------------------------
              Richard L. Thomas

     *By Janet Langford Kelly as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

                                                /s/ JANET LANGFORD KELLY

                                            ------------------------------------
                                                    Janet Langford Kelly
                                                    As Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
  SARA LEE CORPORATION:

     We have audited the accompanying consolidated balance sheets of SARA LEE CORPORATION (a Maryland corporation) AND SUBSIDIARIES as of July 1, 1995, July 2, 1994, and July 3, 1993, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended July 1, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sara Lee Corporation and Subsidiaries as of July 1, 1995, July 2, 1994, and July 3, 1993, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1995 in conformity with generally accepted accounting principles.

     As explained in the Notes to Financial Statements, the Corporation adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective July 4, 1993.

                                          /s/  Arthur Andersen LLP

Chicago, Illinois,
July 31, 1995.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                               FINANCIAL SUMMARY

                                                           COMPOUND                 YEARS ENDED
                                                         GROWTH RATE          ------------------------
                                                     --------------------     JULY 1,        JULY 2,
                                                     5 YEARS     10 YEARS       1995         1994<F1>
                                                     -------     --------     --------     -----------
                                                                                (DOLLARS IN MILLIONS
                                                                               EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net sales..........................................     8.8%        8.1%      $ 17,719      $  15,536
Operating income...................................    11.2        12.9          1,596            632
Income before income taxes.........................    11.3        13.4          1,219            389
Net income.........................................    11.3        14.6            804            199
Effective tax rate.................................      --          --           34.1%          39.9%
------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets.......................................    10.2%       14.5%      $ 12,431      $  11,665
Long-term debt.....................................      --          --          1,817          1,496
Redeemable preferred stock.........................      --          --            334            331
Common stockholders' equity........................    11.4        14.8          3,939          3,326
Return on average common stockholders' equity......      --          --           21.4%           5.1%
------------------------------------------------------------------------------------------------------
PER COMMON SHARE <F5>
Net income -- primary..............................    11.0%       13.7%      $   1.62      $     .37
     Average shares outstanding (in millions)......      --          --            480            480
Net income -- fully diluted........................    11.0        13.3           1.57            .36
     Average shares outstanding (in millions)......      --          --            499            498
Dividends <F6>......................................   10.6        14.3            .67            .63
Book value at year-end.............................    10.5        13.5           8.20           6.92
Market value at year-end...........................    14.4        18.1          28.50          20.63
------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Capital expenditures...............................    (4.2)%       6.9%      $    480      $     628
Depreciation and amortization......................    11.5        14.7            606            568
Media advertising expense..........................     6.2         7.6            422            371
Total advertising and promotion expense............    10.6        10.9          1,675          1,498
Common stockholders of record......................      --          --         93,400         95,600
Number of employees................................      --          --        149,100        145,900
------------------------------------------------------------------------------------------------------

<F1> In 1994, a restructuring provision reduced operating income and income before income taxes by $732 and net income by $495. In addition, in 1994, the cumulative effect of adopting a mandated change in the method of accounting for income taxes reduced net income by $35.

<F2> 53-week year.

<F3> Fiscal 1992 income before income taxes includes a $412 gain on sale of business offset by a $190 restructuring provision. These transactions increased net income by $140.

<F4> Fiscal 1989 income before income taxes includes an $87 gain on sales of businesses offset by a $55 restructuring provision. These transactions increased net income by $11.

<F5> Restated for the 2-for-1 stock splits in fiscal 1993, 1990 and 1987.

<F6> Fiscal 1992 includes a $.12 special dividend.

    The Notes to Financial Statements should be read in conjunction with the
                               Financial Summary.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                               FINANCIAL SUMMARY

                                                                        YEARS ENDED
                           ------------------------------------------------------------------------------------------------------
                           JULY 3,    JUNE 27,    JUNE 29,    JUNE 30,    JULY 1,    JULY 2,     JUNE 27,    JUNE 28,    JUNE 29,
                           1993<F2>   1992<F3>     1991        1990       1989<F4>   1988<F2>       1987        1986        1985
                           -------    --------    --------    --------    -------    --------    --------    --------    --------
                                                        (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net sales................. $14,580    $ 13,243     $12,381     $11,606    $11,718    $10,424      $9,155      $7,938      $8,117
Operating income..........   1,307       1,207       1,085         938        847        753         632         514         474
Income before income
  taxes...................   1,082       1,174         830         713        639        513         448         356         345
Net income................     704         761         535         470        410        325         267         223         206
Effective tax rate........    34.9%       35.2%       35.5%       34.1%      35.8%      36.7%       40.4%       37.2%       40.3%
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets.............. $10,862    $  9,989     $ 8,122     $ 7,636    $ 6,523    $ 5,012      $4,192      $3,503      $3,216
Long-term debt............   1,164       1,389       1,399       1,524      1,488        893         633         634         464
Redeemable preferred
  stock...................     357         351         344         338        182        225          75          75          75
Common stockholders'
  equity..................   3,551       3,382       2,550       2,292      1,915      1,575       1,416       1,155         991
Return on average common
  stockholders' equity....    19.6%       24.7%       20.6%       20.9%      22.7%      21.1%       20.5%       20.4%       20.5%
---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE<F5>
Net income -- primary.....  $ 1.40     $  1.54     $  1.08     $   .96     $  .88     $  .71      $  .59      $  .51      $  .45
    Average shares
      outstanding (in
      millions)...........     485         476         464         460        454        447         447         433         443
Net income -- fully
  diluted.................    1.37        1.50        1.05         .93        .87        .71         .59         .50         .45
    Average shares
      outstanding (in
      millions)...........     504         497         485         480        456        447         447         434         444
Dividends<F6>..............    .56         .61         .46         .41        .35        .29         .24         .20         .18
Book value at year-end....    7.31        7.05        5.48        4.97       4.21       3.56        3.20        2.70        2.32
Market value at
  year-end................   24.25       24.81       20.19       14.56      13.47       9.22       11.63        8.91        5.39
---------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Capital expenditures......  $  728     $   509     $   522     $   595    $   541     $  449      $  287      $  222      $  247
Depreciation and
  amortization............     522         472         394         351        280        251         202         165         153
Media advertising
  expense.................     392         325         288         313        303        253         203         195         202
Total advertising and
  promotion expense.......   1,455       1,294       1,067       1,013        925        801         637         587         594
Common stockholders of
  record..................  88,100      75,400      69,400      64,800     56,500     52,400      50,000      44,900      42,600
Number of employees....... 138,000     128,000     113,400     107,800    101,800     85,700      92,400      87,000      92,800
---------------------------------------------------------------------------------------------------------------------------------

<F1> In 1994, a restructuring provision reduced operating income and income before income taxes by $732 and net income by $495. In addition, in 1994, the cumulative effect of adopting a mandated change in the method of accounting for income taxes reduced net income by $35.

<F2> 53-week year.

<F3> Fiscal 1992 income before income taxes includes a $412 gain on sale of business offset by a $190 restructuring provision. These transactions increased net income by $140.

<F4> Fiscal 1989 income before income taxes includes an $87 gain on sales of businesses offset by a $55 restructuring provision. These transactions increased net income by $11.

<F5> Restated for the 2-for-1 stock splits in fiscal 1993, 1990 and 1987.

<F6> Fiscal 1992 includes a $.12 special dividend.


     The Notes to Financial Statements should be read in conjunction with the
                               Financial Summary.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          YEARS ENDED
                                                                -------------------------------
                                                                JULY 1,     JULY 2,     JULY 3,
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                 (IN MILLIONS EXCEPT PER SHARE
                                                                             DATA)
NET SALES.....................................................  $17,719     $15,536     $14,580
                                                                -------     -------     -------
Cost of sales.................................................   11,023       9,700       9,039
Selling, general and administrative expenses..................    5,292       4,570       4,377
Interest expense..............................................      243         188         162
Interest income...............................................      (58)        (43)        (80)
Restructuring provision.......................................    --            732       --
                                                                -------     -------     -------
                                                                 16,500      15,147      13,498
                                                                -------     -------     -------
Income before income taxes....................................    1,219         389       1,082
Income taxes..................................................      415         155         378
                                                                -------     -------     -------
NET INCOME BEFORE ACCOUNTING CHANGE...........................      804         234         704
Cumulative effect of accounting change........................    --            (35)      --
                                                                -------     -------     -------
NET INCOME....................................................      804         199         704
Preferred dividends, net of tax...............................      (28)        (24)        (26)
                                                                -------     -------     -------
Net income available for common stockholders..................  $   776     $   175     $   678
                                                                =======     =======     =======
NET INCOME PER COMMON SHARE -- PRIMARY
  Before cumulative effect of accounting change...............  $  1.62     $   .44     $  1.40
  Cumulative effect of accounting change......................    --           (.07)      --
                                                                -------     -------     -------
                                                                $  1.62     $   .37     $  1.40
                                                                =======     =======     =======
  Average shares outstanding..................................      480         480         485
                                                                =======     =======     =======
NET INCOME PER COMMON SHARE -- FULLY DILUTED
  Before cumulative effect of accounting change...............  $  1.57     $   .43     $  1.37
  Cumulative effect of accounting change......................    --           (.07)      --
                                                                -------     -------     -------
                                                                $  1.57     $   .36     $  1.37
                                                                =======     =======     =======
  Average shares outstanding..................................      499         498         504
                                                                =======     =======     =======

  The accompanying Notes to Financial Statements are an integral part of these statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            JULY 1,       JULY 2,       JULY 3,
                                                             1995          1994          1993
                                                            -------       -------       -------
                                                             (DOLLARS IN MILLIONS EXCEPT SHARE
                                                                           DATA)
ASSETS
Cash and equivalents......................................  $   202       $   189       $   325
Trade accounts receivable, less allowances of $192 in
  1995, $164 in 1994 and $154 in 1993.....................    1,653         1,472         1,171
Inventories
  Finished goods..........................................    1,782         1,603         1,413
  Work in process.........................................      423           361           322
  Materials and supplies..................................      625           603           545
                                                            -------       -------       -------
                                                              2,830         2,567         2,280
Other current assets......................................      243           241           200
                                                            -------       -------       -------
Total current assets......................................    4,928         4,469         3,976
                                                            -------       -------       -------
Investments in associated companies.......................      109           142           205
Trademarks and other assets...............................      506           492           518
Property
  Land....................................................      136           131           129
  Buildings and improvements..............................    1,879         1,746         1,570
  Machinery and equipment.................................    3,462         3,077         2,804
  Construction in progress................................      206           283           339
                                                            -------       -------       -------
                                                              5,683         5,237         4,842
  Accumulated depreciation................................    2,719         2,337         1,964
                                                            -------       -------       -------
Property, net.............................................    2,964         2,900         2,878
Intangible assets, net....................................    3,924         3,662         3,285
                                                            -------       -------       -------
                                                            $12,431       $11,665       $10,862
                                                            =======       =======       =======

  The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            JULY 1,       JULY 2,       JULY 3,
                                                             1995          1994          1993
                                                            -------       -------       -------
                                                             (DOLLARS IN MILLIONS EXCEPT SHARE
                                                                           DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable.............................................  $   559       $ 1,281       $   843
Accounts payable..........................................    1,436         1,253         1,151
Accrued liabilities
  Payroll and employee benefits...........................      693           668           429
  Advertising and promotion...............................      278           313           282
  Taxes other than payroll and income.....................      218           206           179
  Income taxes............................................       66            13            50
  Other...................................................    1,373         1,103           909
Current maturities of long-term debt......................      221            82           426
                                                            -------       -------       -------
Total current liabilities.................................    4,844         4,919         4,269
                                                            -------       -------       -------
Long-term debt............................................    1,817         1,496         1,164
Deferred income taxes.....................................      273           290           512
Other liabilities.........................................      705           783           705
Minority interest in subsidiaries.........................      519           520           304
Preferred stock (authorized 13,500,000 shares; no par
  value)
  Convertible adjustable: Issued and
     outstanding -- 607,000 shares in 1993; redeemed in
     1994 at $50 per share................................       --            --            30
  Auction: Issued and outstanding -- 3,000 shares;
     redeemable at $100,000 per share.....................      300           300           300
  ESOP convertible: Issued and outstanding -- 4,570,153
     shares in 1995, 4,678,857 shares in 1994 and
     4,755,217 shares in 1993.............................      331           339           345
  Unearned deferred compensation..........................     (297)         (308)         (318)
Common stockholders' equity
  Common stock: (authorized 600,000,000 shares;
     $1.33  1/3 par value)
  Issued and outstanding -- 480,656,301 shares in 1995,
     480,765,240 shares in 1994 and 485,378,368 shares in
     1993.................................................      640           641           647
  Capital surplus.........................................       67            76            66
  Retained earnings.......................................    3,252         2,799         3,056
  Translation adjustments.................................        3          (170)         (194)
  Unearned restricted stock issued for future services....      (23)          (20)          (24)
                                                            -------       -------       -------
Total common stockholders' equity.........................    3,939         3,326         3,551
                                                            -------       -------       -------
                                                            $12,431       $11,665       $10,862
                                                            =======       =======       =======

  The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                     SARA LEE CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                                                                 UNEARNED
                                                    COMMON   CAPITAL   RETAINED   TRANSLATION   RESTRICTED
                                           TOTAL    STOCK    SURPLUS   EARNINGS   ADJUSTMENTS     STOCK
                                           ------   ------   -------   --------   -----------   ----------
                                                       (DOLLARS IN MILLIONS EXCEPT SHARE DATA)
BALANCES AT JUNE 27, 1992................  $3,382    $320     $ 306     $2,649       $ 126         $(19)
Net income...............................     704      --        --        704          --           --
Cash dividends
  Common ($.56 per share)................    (270)     --        --       (270)         --           --
  Convertible adjustable preferred
     ($2.75 per share)...................      (2)     --        --         (2)         --           --
  Auction preferred ($2,860.33 per
     share)..............................      (8)     --        --         (8)         --           --
  ESOP convertible preferred
     ($5.4375 per share).................     (26)     --        --        (26)         --           --
Two-for-one stock split..................      --     322      (322)        --          --           --
Stock issuances
  Business acquisitions..................      69       3        66         --          --           --
  Stock option and benefit plans.........      66       6        60         --          --           --
  Restricted stock, less amortization of
     $4..................................       4      --         8         --          --           (4)
Reacquired shares........................     (77)     (4)      (73)        --          --           --
Translation adjustments..................    (320)     --        --         --        (320)          --
ESOP tax benefit.........................      10      --        --         10          --           --
Other....................................      19      --        21         (1)         --           (1)
----------------------------------------------------------------------------------------------------------
BALANCES AT JULY 3, 1993.................   3,551     647        66      3,056        (194)         (24)
Net income...............................     199      --        --        199          --           --
Cash dividends
  Common ($.625 per share)...............    (298)     --        --       (298)         --           --
  Auction preferred ($2,732.33 per
     share)..............................      (8)     --        --         (8)         --           --
  ESOP convertible preferred
     ($5.4375 per share).................     (26)     --        --        (26)         --           --
Stock issuances
  Stock option and benefit plans.........      69       6        63         --          --           --
  Restricted stock, less amortization of
     $4..................................       4      --         2         --          --            2
Reacquired shares........................    (224)    (12)      (82)      (130)         --           --
Translation adjustments..................      24      --        --         --          24           --
ESOP tax benefit.........................      10      --        --         10          --           --
Other....................................      25      --        27         (4)         --            2
----------------------------------------------------------------------------------------------------------
BALANCES AT JULY 2, 1994.................   3,326     641        76      2,799        (170)         (20)
Net income...............................     804      --        --        804          --           --
Cash dividends
  Common ($.67 per share)................    (320)     --        --       (320)         --           --
  Auction preferred ($4,188.00 per
     share)..............................     (13)     --        --        (13)         --           --
  ESOP convertible preferred
     ($5.4375 per share).................     (25)     --        --        (25)         --           --
Stock issuances
  Stock option and benefit plans.........      57       4        53         --          --           --
  Restricted stock, less amortization of
     $7..................................       7      --        13         --          --           (6)
Reacquired shares........................     (93)     (5)      (88)        --          --           --
Translation adjustments..................     173      --        --         --         173           --
ESOP tax benefit.........................      10      --        --         10          --           --
Other....................................      13      --        13         (3)         --            3
                                           ------   ------   ------     ------      ------        -----
BALANCES AT JULY 1, 1995.................  $3,939    $640     $  67     $3,252       $   3         $(23)
                                           ======   ======   ======     ======      ======        =====

  The accompanying Notes to Financial Statements are an integral part of these statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED
                                                                   ---------------------------------
                                                                   JULY 1,      JULY 2,      JULY 3,
                                                                    1995         1994         1993
                                                                   -------      -------      -------
                                                                         (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income....................................................     $   804       $  199      $   704
Adjustments for noncash charges included in net income
  Depreciation and amortization of intangibles................         606          568          522
  Restructuring provision.....................................          --          732           --
  Cumulative effect of accounting change......................          --           35           --
  Increase (decrease) in deferred taxes.......................          88         (222)          27
  Other noncash credits, net..................................        (118)        (109)        (117)
  Changes in current assets and liabilities, net of businesses acquired and sold
     (Increase) decrease in trade accounts receivable.........         (38)        (162)          57
     (Increase) in inventories................................        (138)        (224)        (124)
     (Increase) decrease in other current assets..............          18          (29)         (40)
     Increase (decrease) in accounts payable..................          81           20          (10)
     Increase (decrease) in accrued liabilities...............          70           31         (169)
                                                                   -------      -------       ------
  Net cash from operating activities..........................       1,373          839          850
                                                                   -------      -------       ------
INVESTMENT ACTIVITIES
Purchases of property and equipment...........................        (480)        (628)        (728)
Acquisitions of businesses....................................        (168)        (412)        (352)
Returns from associated companies.............................          43           48            5
Dispositions of businesses....................................          12           --           31
Sales of property.............................................          73           49           51
Other.........................................................           3            6           26
                                                                   -------      -------       ------
  Net cash used in investment activities......................        (517)        (937)        (967)
                                                                   -------      -------       ------
FINANCING ACTIVITIES
Issuances of common stock.....................................          57           69           66
Purchases of common stock.....................................         (93)        (224)         (77)
Redemption of preferred stock.................................          --          (30)          --
Issuance of equity securities by subsidiary...................          --          200           --
Borrowings of long-term debt..................................         573          385          256
Repayments of long-term debt..................................        (289)        (438)        (300)
Short-term borrowings (repayments), net.......................        (743)         328          609
Payments of dividends.........................................        (358)        (332)        (306)
                                                                   -------      -------       ------
  Net cash (used in) from financing activities................        (853)         (42)         248
                                                                   -------      -------       ------
Effect of changes in foreign exchange rates on cash...........          10            4           (4)
                                                                   -------      -------       ------
Increase (decrease) in cash and equivalents...................          13         (136)         127
Cash and equivalents at beginning of year.....................         189          325          198
                                                                   -------      -------       ------
Cash and equivalents at end of year...........................     $   202      $   189       $  325
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

FISCAL YEAR

     The corporation's fiscal year ends on the Saturday closest to June 30. Fiscal 1995 and 1994 were 52-week years, while 1993 was a 53-week year. Unless otherwise stated, references to years relate to fiscal years.

INTANGIBLE ASSETS

     The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit, which range from 10 years to 40 years. Accumulated amortization of intangible assets amounted to $710 at July 1, 1995, $572 at July 2, 1994 and $457 at July 3, 1993.

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

INVENTORY VALUATION

     Inventories are valued at the lower of cost (in 1995, approximately 35% at last-in, first-out [LIFO] and the remainder at first-in, first-out [FIFO]) or market. Inventories recorded at LIFO were approximately $18 at July 1, 1995, $24 at July 2, 1994 and $38 at July 3, 1993, lower than if they had been valued at FIFO. Inventory cost includes material and conversion costs.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

FOREIGN OPERATIONS

     Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet date. Translation adjustments resulting from fluctuations in the exchange rates are recorded as a separate component of common stockholders' equity. Income and expense items are translated at the average exchange rates during the respective periods.

FINANCIAL INSTRUMENTS

     The corporation uses financial instruments in its management of foreign currency and interest rate exposures. Financial instruments are not held or issued for trading purposes. Non-U.S. dollar financing transactions generally are effective as hedges of long-term investments or intercompany loans in the corresponding currency. Foreign currency gains and losses on the hedges of long-term investments are recorded as foreign currency translation adjustments included in stockholders' equity. Gains and losses related to hedges of intercompany loans offset the gains and losses on intercompany loans and are recorded in net income. Interest rate exchange agreements are effective at modifying the corporation's interest rate exposures. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. The company also uses short-term forward exchange contracts for hedging purposes. Realized and unrealized gains and losses on these instruments are deferred and recorded in the carrying amount of the related hedged asset, liability or firm commitment.

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

ADVERTISING

     The costs of advertising are generally expensed in the year in which the advertising first takes place.

                                  COMMON STOCK

     Under the corporation's stock option plans, executive employees may be granted options to purchase common stock at the market value on the date of grant. Under the corporation's nonqualified stock option plans, an active employee will receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option will be 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     At July 1, 1995, 3,428,746 common shares were available for granting; options had been granted on 15,947,144 shares at prices ranging from $8.30 to $31.94 per share. During 1995, options on 4,798,160 shares were granted at prices ranging from $19.63 to $28.68; options for 1,403,375 shares were exercised at prices ranging from $5.38 to $28.07; and options for 466,051 shares expired or were canceled. Options exercisable at year-end were: 1995-10,111,475; 1994-9,548,858; and 1993-10,425,115.

     Employees may purchase up to twenty-five thousand dollars market value of common stock annually at 85% of the market value. At July 1, 1995, 10,044,613 shares of common stock were available for issuance under this stock purchase plan.

     The corporation has restricted stock plans that provide for awards of common stock to executive employees, subject to forfeiture if employment terminates prior to the end of prescribed periods. The market value of shares awarded under the plans is recorded as unearned compensation. The unearned amounts are amortized to compensation expense over the periods the restrictions lapse.

     Effective December 1, 1992, the corporation declared a two-for-one stock split in the form of a 100% stock dividend.

     Changes in outstanding common shares for the past three years were:

                                                         1995            1994            1993
                                                      -----------     -----------     -----------
Beginning balances..................................  480,765,240     485,378,368     239,862,390
Stock issuances
  Business acquisitions.............................      --              --            1,924,411
  Stock option and benefit plans....................    3,157,809       4,413,148       4,276,753
  Restricted stock plans............................      367,650          87,000         238,700
  Two-for-one stock split...........................      --              --          241,988,568
Stock purchased/retired.............................   (3,932,400)     (9,098,100)     (2,922,000)
Other...............................................      298,002         (15,176)          9,546
                                                      -----------     -----------     -----------
Ending balances.....................................  480,656,301     480,765,240     485,378,368
                                                      ===========     ===========     ===========

                                PREFERRED STOCK

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     ESOP-related expenses amounted to $12 in 1995, $11 in 1994, and $11 in 1993. Payments to the ESOP were $38 in 1995, $38 in 1994 and $35 in 1993. Principal and interest payments by the ESOP amounted to $12 and $26 in 1995, $11 and $27 in 1994, and $7 and $28 in 1993.

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

     The corporation redeemed for cash its cumulative convertible adjustable preferred stock on July 26, 1993 for $30.

                       MINORITY INTEREST IN SUBSIDIARIES

     Minority interest in subsidiaries primarily consists of preferred equity securities issued by subsidiaries of the corporation. No gain or loss was recognized as a result of the issuance of these securities and the corporation owned substantially all of the voting equity of the subsidiaries both before and after the transactions.

     In 1994, a domestic subsidiary of the corporation issued $200 of preferred equity securities. The securities provide the holder a rate of return based upon a specified inter-bank borrowing rate, are redeemable in 1998 and may be called at any time by the subsidiary. The subsidiary has the option of redeeming the securities with either cash, debt or equity of the corporation. The subsidiary used the cash proceeds received to purchase the common stock of the corporation on the open market.

     Minority interest in subsidiaries also includes $295 of preferred equity securities issued by a wholly owned foreign subsidiary of the corporation. The securities provide a rate of return based upon specified inter-bank borrowing rates. The securities are redeemable in 1997 in exchange for common shares of the issuer, which may then be put to the corporation for preferred stock. The subsidiary may call the securities at any time.

                          ACQUISITIONS AND DIVESTMENTS

     During 1995, the corporation acquired several companies for an aggregate purchase price of $168 in cash. The principal acquisitions were the remaining outstanding shares of the Consolidated Foodservice Companies, a domestic foodservice distribution business, and the Imperial Meats Group, a European manufacturer and distributor of processed meats.

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

     No material divestments were made during the last three years.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

                   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

INTEREST RATE AND CURRENCY SWAPS

     To manage interest rate and foreign exchange risk and to lower its cost of borrowing, the corporation has entered into interest rate and currency swaps. The currency swaps effectively hedge long-term Dutch guilder-and Swiss franc-denominated investments and French franc-denominated intercompany loans. The weighted average maturities of interest rate and currency swaps as of July 1, 1995 were 2.6 years and 1.2 years, respectively.

                                                                                    WEIGHTED AVERAGE
                                                                                        INTEREST
                                                                                        RATES<F2>
                                                                       NOTIONAL     ----------------
                                                                     PRINCIPAL<F1>   RECEIVE      PAY
                                                                     ------------   -------      ---
INTEREST RATE SWAPS
1995   Receive variable -- pay fixed...............................      $200          6.1%      5.7%
       Receive fixed -- pay variable...............................        45          7.6       5.9

1994   Receive variable -- pay fixed...............................       150          4.3       8.8

1993   Receive variable -- pay fixed...............................       160          3.3       8.8
       Receive fixed -- pay variable...............................         1          9.0       4.1

CURRENCY SWAPS
1995   Receive variable -- pay fixed...............................      $175          6.4%      7.3%
       Receive fixed -- pay fixed..................................       194          6.4       6.6
       Receive variable -- pay variable............................       320          7.9       6.9

1994   Receive variable -- pay fixed...............................       175          4.1       7.3
       Receive fixed -- pay fixed..................................        90          5.1       7.3
       Receive variable -- pay variable............................       281          6.6       6.2

1993   Receive variable -- pay fixed...............................       175          3.5       7.3
       Receive fixed -- pay fixed..................................        90          5.1       7.3
       Receive variable -- pay variable............................       298         11.1       4.4

---------------

<F1> The notional principal is the amount used for the calculation of interest payments which are exchanged over the life of the swap transaction and is equal to the amount of foreign currency or dollar principal exchanged at maturity.
<F2> The weighted average interest rates are as of the respective balance sheet dates.


FORWARD EXCHANGE CONTRACTS

     The corporation uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions, firm third-party product sourcing commitments and other known foreign currency exposures.

     The table below summarizes by major currency the contractual amounts of the corporation's forward exchange contracts in U.S. dollars. The bought amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies, and the sold amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year.

                                                                          BOUGHT (SOLD)
                                                                    --------------------------
                         FOREIGN CURRENCY                           1995       1994       1993
------------------------------------------------------------------  ----       ----       ----
French franc......................................................  (352)      (242)      (402)
Italian lira......................................................  (254)      (151)         1
Belgian franc.....................................................  (230)       (52)        (7)
Dutch guilder.....................................................  (236)        73       (165)
German mark.......................................................    36       (174)       (37)
Other.............................................................  (139)      (223)       117

     At July 1, 1995, the deferred unrealized gains and losses on forward exchange contracts were not material to the financial position of the corporation.

CONCENTRATIONS OF CREDIT RISK

     A large number of major international financial institutions are counterparties to the corporation's financial instruments. The corporation enters into financial instrument agreements only with those counterparties meeting very stringent credit standards, limiting the amount of agreements or contracts it enters into with any one party and, where legally available, executing master netting agreements. These positions are continuously monitored. While the corporation may be exposed to credit losses in the event of nonperformance by these counterparties, it does not anticipate losses, because of these control procedures.

     Trade accounts receivable due from highly leveraged customers were $49 at July 1, 1995, $52 at July 2, 1994 and $41 at July 3, 1993. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

GUARANTEES

     The corporation had third-party guarantees outstanding, aggregating approximately $31 at July 1, 1995, $28 at July 2, 1994 and $22 at July 3, 1993. These guarantees relate primarily to financial arrangements to support various suppliers of the corporation, and are secured by the inventory and fixed assets of suppliers.

FAIR VALUES

     The carrying amounts of cash and equivalents, trade receivables, notes payable, accounts payable, and auction preferred shares approximated fair value as of July 1, 1995, July 2, 1994 and July 3, 1993. The fair values of the remaining financial instruments recognized on the Consolidated Balance Sheets of the corporation at the respective year-end were:

                                                                1995         1994         1993
                                                               ------       ------       ------
Long-term debt, including current portion....................  $2,102       $1,549       $1,645
ESOP convertible preferred stock.............................     567          443          530

     The fair value of the corporation's long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the ESOP preferred shares is based upon the contracted conversion into the corporation's common stock.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     The fair value of the corporation's interest rate swaps, currency swaps, and forward exchange contracts approximate their carrying value in the financial statements as of July 1, 1995, July 2, 1994 and July 3, 1993. The fair value of these instruments was not material to the financial position of the corporation.

                                 LONG-TERM DEBT

                                                    INTEREST RATE RANGE   MATURITY     1995     1994     1993
                                                    -------------------   ---------   ------   ------   ------
U.S. dollar
  obligations:     ESOP debt......................            8.176%           2004   $  311   $  323   $  334
                   Notes and debentures...........        4.40-9.70       1996-2016    1,165      876      548
                   Revenue bonds..................        4.10-6.10       2002-2024       36       23       25
                   Zero coupon notes..............      10.00-14.25       2014-2015       14       12       11
                   Eurodollar bonds...............                                      --       --        150
                   Various other obligations......                                         7        8       17
                                                                                      ------   ------   ------
                                                                                       1,533    1,242    1,085
                                                                                      ------   ------   ------
Foreign currency
  obligations:     Swiss franc....................             4.75            1998      111       96      223
                   Dutch guilder..................        6.00-6.50            1998      259      123      177
                   Various other obligations......                                       135      117      105
                                                                                      ------   ------   ------
                                                                                         505      336      505
                                                                                      ------   ------   ------
Total long-term debt..............................                                     2,038    1,578    1,590
Less current maturities...........................                                       221       82      426
                                                                                      ------   ------   ------
                                                                                      $1,817   $1,496   $1,164
                                                                                      ======   ======   ======

     The ESOP debt is guaranteed by the corporation.

     The zero coupon notes are net of unamortized discounts of $110 in 1995, $112 in 1994 and $113 in 1993. Principal payments of $19 and $105 are due in 2014 and 2015, respectively.

     Payments required on long-term debt during the years ending in 1996 through 2000 are $221, $132, $419, $86 and $241, respectively.

     The corporation made cash interest payments of $236, $203, and $161 in 1995, 1994 and 1993, respectively.

     Rental expense under operating leases amounted to approximately $222 in 1995, $207 in 1994 and $182 in 1993. Future minimum annual fixed rentals required during the years ending in 1996 through 2000 under noncancelable operating leases having an original term of more than one year are $113, $95, $81, $68 and $62, respectively. The aggregate obligation subsequent to 2000 is $137.

     The corporation is contingently liable for long-term leases on properties operated by others. The minimum annual rentals under these leases average approximately $5 for the years ending in 1996-2000 and $2 in 2001-2005. Amounts thereafter are not material.

                               CREDIT FACILITIES

     The corporation has numerous credit facilities available, including revolving credit agreements totaling $1,920 that had an annual fee of 0.07% as of July 1, 1995. These agreements support commercial paper

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

borrowings. Subsequent to July 1, 1995 the corporation reduced its revolving credit facility to $1,635 in anticipation of lower borrowing needs. Selected data on the corporation's short-term obligations follow:

                                                                    1995       1994       1993
                                                                   ------     ------     ------
Maximum period-end borrowings....................................  $2,300     $1,998     $1,484
Average borrowings during the year...............................   1,969      1,833      1,067
Weighted average interest rate during the year...................     6.6%       4.2%       5.3%
Weighted average interest rate at year-end.......................     6.9        5.0        5.0

                                 CONTINGENCIES

     The corporation is a party to several pending legal proceedings and claims, and environmental actions by governmental agencies. Although the outcome of such items cannot be determined with certainty, the corporation's general counsel and management are of the opinion that the final outcome should not have a material effect on the corporation's results of operations or financial position.

                            RESTRUCTURING PROVISION

     The composition of the corporation's restructuring reserves is as follows:

                                              WRITEDOWN OF   RECOGNITION OF
                                              PROPERTY AND    CURTAILMENT
                                              INVESTMENTS       LOSS AND                            RESTRUCTURING
                                ORIGINAL         TO NET         SPECIAL                  FOREIGN      RESERVES
                              RESTRUCTURING    REALIZABLE     TERMINATION       CASH     EXCHANGE       AS OF
                                 RESERVE         VALUE          BENEFITS      PAYMENTS   IMPACTS    JULY 1, 1995
                              -------------   ------------   --------------   --------   --------   -------------
Anticipated losses
  associated with disposal
  of land, buildings and
  improvements, and
  machinery and
  equipment.................       $289           $(289)          $ --          $  --       $--          $ --
Anticipated expenditures to
  close and dispose of idle
  facilities -- includes $33
  of noncancelable lease
  obligations...............        112              --             --            (30)       --            82
Anticipated severance
  benefits..................        239              --             --            (99)       --           140
Pension benefits associated
  with severed employee
  group.....................         33              --            (33)            --        --            --
Anticipated losses
  associated with the
  disposal of certain
  businesses................         59             (15)            --            (44)       --            --
                                   ----           -----           ----          -----       ---          ----
                                    732            (304)           (33)          (173)       --           222
Foreign exchange impacts....         --              --             --             --        20            20
                                   ----           -----           ----          -----       ---          ----
Total restructuring
  reserves..................       $732           $(304)          $(33)         $(173)      $20          $242
                                   ====           =====           ====          =====       ===          ====

     In the fourth quarter of 1994, the corporation provided for the cost of restructuring its worldwide operations, which will result in the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees. The restructuring provision reduced 1994 income before income taxes, net income and net

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

income per common share by $732, $495 and $1.03, respectively. As of July 2, 1994, no material actions contemplated in the restructuring plan had taken place.

     During 1995, 42 manufacturing and distribution facilities were closed and 6,029 employees terminated. Operating costs were lowered in 1995 by $89, primarily as a result of lower plant overhead and labor costs. The corporation expects the restructuring plan to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 in 1998. Savings from the planned actions will be used both for business-building initiatives and profit improvement. As of July 1, 1995, $166 of the remaining reserves were classified as current liabilities and $76 as noncurrent.

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

     The annual pension expense for all plans was:

                                                                          1995     1994     1993
                                                                          ----     ----     ----
Defined benefit plans...................................................  $43      $31      $30
Defined contribution plans..............................................   11       11       13
Multi-employer plans....................................................    4        4        4
                                                                          ---      ---      ---
Total pension expense...................................................  $58      $46      $47
                                                                          ===      ===      ===

     The components of the defined benefit plan expenses were:

                                                                   1995       1994       1993
                                                                   ----       ----       -----
Benefits earned by employees.....................................  $ 60       $ 52       $  50
Interest on projected benefit obligations........................   105         92          90
Actual investment return on plan assets..........................   (47)       (99)       (131)
Net amortization and deferral....................................   (75)       (14)         21
                                                                   ----       ----       -----
Net pension expense..............................................  $ 43       $ 31       $  30
                                                                   ====       ====       =====

     The increase in the 1995 defined benefit plan expense is primarily attributable to lower asset returns, the strengthening of foreign currencies relative to the U.S. dollar, and benefit increases in certain foreign plans.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     The status of defined benefit plans at the respective year-end was:

                                                                   1995       1994       1993
                                                                  ------     ------     -------
Fair market value of plan assets................................  $1,592     $1,420     $ 1,284
                                                                  ------     ------     -------
Actuarial present value of benefits for services rendered:
  Accumulated benefits based on salaries to date:
     Vested.....................................................   1,281      1,144         989
     Nonvested..................................................      47         38          42
  Additional benefits based on estimated future salary levels...     204        217         222
                                                                  ------     ------     -------
  Projected benefit obligations.................................   1,532      1,399       1,253
                                                                  ------     ------     -------
Excess of plan assets over projected benefit obligations........      60         21          31
Unamortized net transitional asset..............................     (17)       (26)        (33)
Unrecognized net gain...........................................      (3)        (8)        (62)
Unrecognized prior service cost.................................      81         88          89
                                                                  ------     ------     -------
Prepaid pension liability recognized on the Consolidated Balance
  Sheets........................................................  $  121     $   75     $    25
                                                                  ======     ======     =======

     Weighted average rates used in determining net pension expense and related obligations for defined benefit plans were:

                                                                          1995     1994     1993
                                                                          ----     ----     ----
Discount rate...........................................................  7.5%     7.5%     7.6%
Rate of compensation increase...........................................  5.2      5.2      5.3
Long-term rate of return on plan assets.................................  8.3      8.3      8.8

     The corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106), for its domestic retiree benefit plans in 1994. Under SFAS 106, the corporation accrues the estimated cost of retiree health care and life insurance benefits during the employees' active service periods. The corporation's previous method of accounting for postretirement benefits other than pensions was similar to that required by SFAS 106, and as of the start of 1994, the accumulated benefit obligation for domestic employees had been accrued.

     The corporation provides health care and life insurance benefits to certain domestic retired employees, their covered dependents and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these postretirement benefits. Certain retirees are required to contribute to plans in order to maintain coverage. The components of the expense for these plans were:

                                                                               1995       1994
                                                                               ----       ----
Benefits earned by employees.................................................  $ 5        $ 4
Interest on projected benefit obligations....................................   11         11
                                                                               ---        ---
Net postretirement benefit expense...........................................  $16        $15
                                                                               ===        ===

     The domestic postretirement benefit expense was $18 in 1993.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     The status of domestic postretirement benefit plans at the respective year-end was:

                                                                              1995       1994
                                                                              ----       ----
Actuarial present value of benefits for services rendered:
  Retirees..................................................................  $ 90       $ 87
  Fully eligible active participants........................................    15         19
  Other active participants.................................................    43         48
                                                                              ----       ----
Accumulated postretirement benefit obligations..............................   148        154
Fair market value of plan assets............................................     2          2
                                                                              ----       ----
Accumulated postretirement benefit obligations in excess of plan assets.....   146        152
Unrecognized net transitional asset.........................................    14         15
Unrecognized net gain (loss)................................................    14         (4)
Unrecognized prior service cost.............................................    (1)        (1)
                                                                              ----       ----
Postretirement benefit obligations recognized on Consolidated Balance
  Sheets....................................................................  $173       $162
                                                                              ====       ====

     Actuarial assumptions used to determine the accumulated postretirement benefit obligation include a discount rate of 7.75% for 1995 and 1994. The assumed health care cost trend rate was 14% for 1995, decreasing to 7% by the year 2002 and remaining at that level thereafter. These trend rates reflect the corporation's prior experience and management's expectation that future rates will decline. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of July 1, 1995 by 10% and the post-retirement benefit expense for 1995 by 12%.

     Employees outside the United States are covered principally by government-sponsored plans, and the cost of company-provided plans is not material. The corporation is required to adopt SFAS 106 for its plans outside the United States in 1996.

                                  INCOME TAXES

     Effective July 4, 1993, the corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative effect as of July 4, 1993 of adopting SFAS 109 was a one-time charge of $35, or $.07 per share, primarily due to adjusting deferred taxes from historical to current rates. Financial statements for years prior to 1994 have not been restated to reflect the adoption of this standard.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

                                                       1995                1994                1993
                                                 ----------------    ----------------    ----------------
                                                 AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                                 ------   -------    ------   -------    ------   -------
Income before provision for income taxes
  United States................................  $  648     53.1%     $218      56.0%    $  615     56.8%
  Foreign......................................     571     46.9       171      44.0        467     43.2
                                                 ------    -----      ----     -----     ------    -----
                                                 $1,219    100.0%     $389     100.0%    $1,082    100.0%
                                                 ======    =====      ====     =====     ======    =====
Taxes at U.S. statutory rates..................  $  427     35.0%     $136      35.0%    $  368     34.0%
States taxes, net of federal benefit...........      16      1.3        24       6.2         22      2.0
Difference between U.S. and foreign rates......     (67)    (5.5)      (34)     (8.8)       (31)    (2.8)
Nondeductible amortization.....................      50      4.1        46      11.7         44      4.0
Other, net.....................................     (11)    (0.8)      (17)     (4.2)       (25)    (2.3)
                                                 ------   ------      ----     -----     ------    -----
Taxes at effective worldwide tax rates.........  $  415     34.1%     $155      39.9%    $  378     34.9%
                                                 ======    =====      ====     =====     ======    =====

     Current and deferred tax provisions were:

                                                       1995                 1994                 1993
                                                ------------------   ------------------   ------------------
                                                CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED
                                                -------   --------   -------   --------   -------   --------
United States.................................    $154      $39       $200      $(144)     $175      $(7)
Foreign.......................................     150       47        143        (61)      159       17
State.........................................      23        2         34        (17)       33        1
                                                  ----      ---       ----      -----      ----      ---
                                                  $327      $88       $377      $(222)     $367      $11
                                                  ====      ===       ====      =====      ====      ===

     Following are the components of the deferred tax provisions occurring as a result of transactions being reported in different years for financial and tax reporting:

                                                                         1995     1994     1993
                                                                         -----    -----    ----
Depreciation..........................................................    $ 31    $  22    $  1
Unremitted earnings of foreign subsidiaries...........................      --       --      20
Inventory valuation methods...........................................      (4)       2      (1)
Restructuring reserves................................................      64     (230)     --
Other, net............................................................      (3)     (16)     (9)
                                                                          ----    -----    ----
                                                                          $ 88    $(222)   $ 11
                                                                          ====    =====    ====

Cash payments for income taxes........................................    $279    $ 295    $304
                                                                          ====    =====    ====

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

     The deferred tax (assets) liabilities at the respective year-end were as follows:

                                                                                1995     1994
                                                                                -----    -----
Deferred tax (assets):
  Restructuring reserves.....................................................   $(166)   $(230)
  Reserves not deductible until paid.........................................    (213)    (243)
  Pension, postretirement and other employee benefits........................      (8)      (4)
  Net operating loss and other tax carryforwards.............................      (3)     (15)
Deferred tax liabilities:
  Property, plant and equipment..............................................     265      230
  Other......................................................................      13       62
                                                                                -----    -----
Net deferred tax (assets)....................................................   $(112)   $(200)
                                                                                =====    =====

                          INDUSTRY SEGMENT INFORMATION

     The corporation's business segments are described in the Narrative Description of Business on pages 3 through 7.

                                                         PACKAGED CONSUMER
                                  PACKAGED FOODS              PRODUCTS
                               --------------------   ------------------------
                                PACKAGED    COFFEE                 HOUSEHOLD
                                 MEATS        AND     PERSONAL        AND                      INTER-
                               AND BAKERY   GROCERY   PRODUCTS   PERSONAL CARE   CORPORATE     SEGMENT     TOTAL
                               ----------   -------   --------   -------------   ---------     -------    -------
1995
Sales<F1>....................    $6,110      $2,777    $7,151        $1,691        $  --        $ (10)    $17,719
Pretax income................       383         374       658           181         (377)<F2>      --       1,219
Assets.......................     2,062       1,986     6,686         1,391          306 <F3>      --      12,431
Depreciation and
  amortization...............       129          82       294            79           22           --         606
Capital expenditures.........       116          66       262            35            1           --         480
1994
Sales<F1>....................    $5,472      $2,090    $6,449        $1,530        $  --        $  (5)    $15,536
Pretax income (loss)<F4>.....       318         274       (71)          111         (243)<F2>      --         389
Assets.......................     1,662       1,776     6,535         1,335          357<F3>       --      11,665
Depreciation and
  amortization...............       108          74       289            71           26           --         568
Capital expenditures.........       108          69       408            41            2           --         628
1993
Sales<F1>....................    $5,148      $2,058    $6,098        $1,279        $  --        $  (3)    $14,580
Pretax income................       287         292       602           126         (225)<F2>      --       1,082
Assets.......................     1,560       1,629     6,209           859          605<F3>       --      10,862
Depreciation and
  amortization...............        99          80       265            55           23           --         522
Capital expenditures.........        99          87       485            42           15           --         728

---------------

<F1> Includes sales between segments. Such sales are at transfer prices that are equivalent to market value.

<F2> Includes net interest expense of $185 in 1995, $145 in 1994 and $82 in 1993 incurred primarily in the United States to finance and support consolidated operations.

<F3> Principally cash and equivalents and investments in associated companies and certain fixed assets.

<F4> Includes provisions for restructuring reported in the 1994 Consolidated
     Statement of Income, as follows: Packaged Meats and Bakery $22; Coffee and Grocery $25; Personal Products $630; and Household and Personal Care $55.

     Industry segment sales and operating income applicable to businesses sold prior to July 1, 1995 were not material.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

                          GEOGRAPHIC AREA INFORMATION

                                                          ASIA-
                                             WESTERN/    PACIFIC/
                                  UNITED     CENTRAL      LATIN
                                  STATES      EUROPE     AMERICA    OTHER    CORPORATE     INTER-AREA     TOTAL
                                  -------    --------    -------    -----    ---------     ----------    -------
1995
Sales<F1>......................   $10,659     $5,484     $1,160     $439      $  --          $(23)      $17,719
Pretax income..................       880        564        101       51       (377)<F2>       --         1,219
Assets<F3>.....................     5,729      5,038        999      359        306 <F4>       --        12,431
----------------------------------------------------------------------------------------------------------------
1994
Sales<F1>......................   $ 9,782     $4,433     $1,006     $348      $  --          $(33)      $15,536
Pretax income<F5>..............       330        193         65       44       (243)<F2>       --           389
Assets<F3>.....................     5,558      4,459        984      307        357 <F4>       --        11,665
----------------------------------------------------------------------------------------------------------------
1993
Sales<F1>......................   $ 9,423     $4,114       $801     $257      $  --          $(15)      $14,580
Pretax income..................       763        422         94       28       (225)<F2>       --         1,082
Assets<F3>.....................     5,364      3,880        858      155        605 <F4>       --        10,862
----------------------------------------------------------------------------------------------------------------

<F1> Includes sales between geographic areas. Such sales are at transfer prices that are equivalent to market value.

<F2> Includes net interest expense of $185 in 1995, $145 in 1994 and $82 in 1993 incurred primarily in the United States to finance and support consolidated operations.

<F3> The tangible net assets of foreign operations included in the accompanying
     Consolidated Balance Sheets were $892 at July 1, 1995, $594 at July 2, 1994 and $651 at July 3, 1993.

<F4> Principally cash and equivalents and investments in associated companies and certain fixed assets.

<F5> Includes provisions for restructuring reported in the 1994 Consolidated
     Statement of Income, as follows: United States $483; Western/Central Europe $200; Asia-Pacific/Latin America $42; and Other $7.


                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (dollars in millions except per share data)

                            QUARTERLY FINANCIAL DATA
                                  (unaudited)

                                                                            QUARTER
                                                               ----------------------------------
                                                               FIRST     SECOND   THIRD    FOURTH
                                                               ------    ------   ------   ------
1995
Net sales....................................................  $4,290    $4,648   $4,193   $4,588
Gross profit.................................................   1,618     1,764    1,565    1,749
Net income...................................................     165       252      166      221
Per common share
  Net income.................................................     .33       .51      .33      .45
  Cash dividends declared....................................     .16       .17      .17      .17
  Market price -- high.......................................   23.38     26.00    27.75    29.00
               -- low........................................   19.38     22.38    24.25    26.25
-------------------------------------------------------------------------------------------------
1994
Net sales....................................................  $3,796    $4,010   $3,664   $4,066
Gross profit.................................................   1,412     1,533    1,388    1,503
Net income (loss)............................................     120<F1>   236      152     (309)<F2>
Per common share
  Net income (loss)..........................................     .24<F1>   .48      .30     (.65)<F2>
  Cash dividends declared....................................    .145       .16      .16      .16
  Market price -- high.......................................   26.63     28.25    26.00    23.75
               -- low........................................   21.00     23.38    21.00    20.13
-------------------------------------------------------------------------------------------------
1993
Net sales....................................................  $3,583    $3,840   $3,308   $3,849
Gross profit.................................................   1,355     1,493    1,259    1,434
Net income...................................................     142       220      152      190
Per common share<F3>
  Net income.................................................     .28       .44      .30      .38
  Cash dividends declared....................................    .125      .145     .145     .145
  Market price -- high.......................................   29.19     32.44    31.88    28.13
               -- low........................................   24.75     27.63    27.00    23.25
-------------------------------------------------------------------------------------------------

<F1> Includes cumulative effect of accounting change of $35.

<F2> Includes provision for restructuring of $495.

<F3> Restated for the 2-for-1 stock split in December 1992.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Management of SARA LEE CORPORATION:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Sara Lee Corporation included in this Form 10-K, and have issued our report thereon dated July 31, 1995. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule II is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/  Arthur Andersen LLP

Chicago, Illinois,
July 31, 1995.

                                  SCHEDULE II

                     SARA LEE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED JULY 3, 1993, JULY 2, 1994, AND JULY 1, 1995
                                 (IN MILLIONS)

                                       BALANCE AT       PROVISION        WRITE-OFFS<F1>/      OTHER        BALANCE
                                       BEGINNING     CHARGED TO COSTS      ALLOWANCES       ADDITIONS      AT END
                                        OF YEAR        AND EXPENSES          TAKEN         (DEDUCTIONS)    OF YEAR
                                       ----------    ----------------    --------------    ------------    -------
                                                                      (IN MILLIONS)
FOR THE YEAR ENDED JULY 3, 1993:
  Allowances for bad debts..........      $101             $ 23              $  (19)           $ (6)        $  99
  Other receivable allowances.......        53               86                 (97)             13            55
                                          ----             ----              ------            ----         -----
     Total..........................      $154             $109              $ (116)           $  7         $ 154
                                          ====             ====              ======            ====         =====
FOR THE YEAR ENDED JULY 2, 1994:
  Allowances for bad debts..........      $ 99             $ 30              $  (21)           $  1         $ 109
  Other receivable allowances.......        55               78                 (81)              3            55
                                          ----             ----              ------            ----         -----
     Total..........................      $154             $108              $ (102)           $  4         $ 164
                                          ====             ====              ======            ====         =====
FOR THE YEAR ENDED JULY 1, 1995:
  Allowances for bad debts..........      $109             $ 42              $  (30)           $  6         $ 127
  Other receivable allowances.......        55              122                (115)              3            65
                                          ----             ----              ------            ----         -----
     Total..........................      $164             $164              $ (145)           $  9         $ 192
                                          ====             ====              ======            ====         =====

---------------

<F1> Net of collections on accounts previously written off.

                                 EXHIBIT INDEX

EXHIBITS                                                     PAGE/INCORPORATION BY REFERENCE
--------                                                -----------------------------------------
    (3a)    Articles of Restatement of the Charter,     Exhibit 4.1 to Registration Statement No.
            as amended                                  33-35760 on Form S-8 dated July 6, 1990,
                                                        and Exhibit 3(a) to Report on Form 10-K
                                                        for Fiscal Year ended July 2, 1994
    (3b)    By-Laws, as amended
     (4)    Sara Lee, by signing this Report, agrees to furnish the Securities and Exchange
            Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of Sara Lee and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of Sara Lee and its subsidiaries on a consolidated basis.
    (10)    1.  1979 Stock Option Plan, as amended
            2.  1981 Stock Option Plan, as amended       Exhibit 10 (11) to Report on Form 10-K
                                                         for Fiscal Year ended July 1, 1989
            3.  1988 Non-Qualified Stock Option Plan,
                as amended
            4.  1989 Incentive Stock Plan, as amended    Exhibit B to 1991 Proxy Statement, dated
                                                         September 20, 1991
            5.  Supplemental Benefit Plan, as amended    Exhibit 10 (8) to Report on Form 10-K for
                                                         Fiscal Year ended June 30, 1990
            6.  Short-Term (Annual) Incentive Plan
                Fiscal Year 1995
            7.  Accelerated Growth Incentive Plan        Exhibit 10 (12) to Report on Form 10-K
                Fiscal Years 1990-1994                   for Fiscal Year ended June 30, 1990
            8.  1991 Non-Qualified Deferred              Exhibit 10 (15) to Report on Form 10-K
                Compensation Plan (Base Salary)          for Fiscal Year ended June 29, 1991
            9.  1992 Non-Qualified Deferred              Exhibit 10 (15) to Report on Form 10-K
                Compensation Plan (Base Salary)          for Fiscal Year ended June 27, 1992
            10. FY '93 Non-Qualified Deferred            Exhibit 10 (16) to Report on Form 10-K
                Compensation Plan (Annual Bonus)         for Fiscal Year ended June 27, 1992
            11. 1993 Non-Qualified Deferred              Exhibit 10 (19) to Report on Form 10-K
                Compensation Plan (Base Salary)          for Fiscal Year ended July 3, 1993
            12. FY '94 Non-Qualified Deferred            Exhibit 10 (20) to Report on Form 10-K
                Compensation Plan (Annual Bonus)         for Fiscal Year ended July 3, 1993
            13. 1994 Non-Qualified Deferred              Exhibit 10 (14) to Report on Form 10-K
                Compensation Plan (Base Salary)          for Fiscal Year ended July 2, 1994
            14. FY '95 Non-Qualified Deferred            Exhibit 10 (15) to Report on Form 10-K
                Compensation Plan (Annual Bonus)         for Fiscal Year ended July 2, 1994
            15. Performance-Based Annual Incentive       Appendix A, Exhibit 99 to Proxy Statement
                Plan                                     dated September 20, 1995
            16. 1995 Long-Term Incentive Stock Plan      Appendix B, Exhibit 99 to Proxy Statement
                                                         dated September 20, 1995
            17. 1995 Non-Employee Director Stock Plan    Appendix C, Exhibit 99 to Proxy Statement
                                                         dated September 20, 1995

EXHIBITS                                                     PAGE/INCORPORATION BY REFERENCE
--------                                                -----------------------------------------
            18. Non-Qualified Deferred Compensation     Exhibit 10 (21) to Report on Form 10-K
                Plan for Outside Directors              for Fiscal Year ended July 3, 1993

            19. Non-Qualified Estate Builder Deferred   Exhibit 10 (17) to Report on Form 10-K
                Compensation Plan                       for Fiscal Year ended June 29, 1985

            20. Severance Policy for Corporate          Exhibit 10 (19) to Report on Form 10-K
                Officers                                for Fiscal year ended July 2, 1994

            21. Stockholder Rights Agreement            Exhibit 4 to Report on Form 10-Q for the
                                                        quarter ended March 26, 1988

            22. Employment Agreement, dated November
                9, 1994, between Sara Lee Corporation
                and Frank L. Meysman

            23. Employment Agreement, dated November
                9, 1994, between Sara Lee/DE N.V. and
                Frank L. Meysman and attachments
                (translated from Dutch)

    (11)        Computation of Net Income per Common
                Share

    (12)     1. Computation of Ratio of Earnings to
                Fixed Charges

             2. Computation of Ratio of Earnings to
                Fixed Charges and Preferred Stock
                Dividend Requirements

    (21)        List of Subsidiaries

    (23)        Consent of Arthur Andersen LLP

    (24)        Powers of Attorney from those directors
                whose names appear on pages 18 and 19
                hereof followed by an asterisk

    (27)        Financial Data Schedules