Form 10-Q
period 1995-09-30
LEE SARA CORP
filed 1995-11-13
CIK 23666

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

              For the quarterly period ended    September 30, 1995
                                                ------------------

                                       OR

 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

              Commission file number        1-3344
                                     -----------------------------

                            Sara Lee Corporation
           -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                   36-2089049
------------------------                  ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                Identification No.)

     Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
-----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               (312) 726-2600
           -------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X         No
        -----------      ----------

         On September 30, 1995, the Registrant had 483,861,001 outstanding shares of common stock $1.33 1/3 par value, which is the registrant's only class of common stock.

                        The document contains 18 pages.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I -

         FINANCIAL STATEMENTS -
                 Preface                                                       3

                 Condensed Consolidated Balance Sheets -
                  At September 30, 1995 and July 1, 1995                       4

                 Consolidated Statements of Income -
                  For the thirteen weeks ended September 30, 1995
                   and October 1, 1994                                         5

                 Consolidated Statements of Common Stockholders' Equity -
                  For the period July 2, 1994 to September 30, 1995            6

                 Consolidated Statements of Cash Flows -
                  For the thirteen weeks ended September 30, 1995
                   and October 1, 1994                                         7

                 Note to Consolidated Financial Statements                     8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION                            9

PART II -

         ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS                                                    12

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                           13


SIGNATURE                                                                     14

EXHIBIT 11   -    Computation of Net Income Per Common Share                  15

EXHIBIT 12.1 -    Computation of Ratio of Earnings to Fixed Charges           16

EXHIBIT 12.2 -    Computation of Ratio of Earnings to Fixed Charges and
                    Preferred Stock Dividend Requirements                     17

EXHIBIT 27  -     Financial Data Schedule                                     18

                                     PART I

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                    Preface

The consolidated financial statements for the thirteen weeks ended September 30, 1995 and October 1, 1994 and the balance sheet as of September 30, 1995 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen weeks ended September 30, 1995 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's Form 10-K for the year ended July 1, 1995.

                     SARA LEE CORPORATION AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets at September 30, 1995 and July 1, 1995
                                 (in millions)


                                           Sept. 30,        July 1,
                                             1995            1995
                                          ------------   ------------
          ASSETS

Cash and Equivalents                        $   222         $   202
Trade Accounts Receivable, less Allowances    1,882           1,653
Inventories:
         Finished Goods                       1,898           1,782
         Work in Process                        407             423
         Materials and Supplies                 643             625
                                            -------         -------
                                              2,948           2,830
Other Current Assets                            235             243
                                            -------         -------

         Total Current Assets                 5,287           4,928


Investments in Associated Companies              93             109
Trademarks and Other Assets                     456             506
Property, Net                                 2,938           2,964
Intangible Assets                             3,861           3,924
                                            -------         -------

                                            $12,635         $12,431
                                            =======         =======

         LIABILITIES AND EQUITY

Notes Payable                               $ 1,019         $   559
Accounts Payable                              1,244           1,436
Accrued Liabilities                           2,566           2,628
Current Maturities of Long-Term Debt             84             221
                                            -------         -------

         Total Current Liabilities            4,913           4,844


Long-Term Debt                                1,873           1,817
Deferred Income Taxes                           258             273
Other Liabilities                               689             705
Minority Interest in Subsidiaries               526             519
Auction Preferred Stock                         300             300
ESOP Convertible Preferred Stock                327             331
Unearned Deferred Compensation                 (297)           (297)
Common Stockholders' Equity                   4,046           3,939
                                            -------         -------

                                            $12,635         $12,431
                                            =======         =======



See accompanying Note to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
      For the Thirteen Weeks Ended September 30, 1995 and October 1, 1994
                      (in millions, except per share data)


                                                     THIRTEEN WEEKS ENDED
                                               ---------------------------------
                                                 Sept. 30,            Oct. 1,
                                                  1995                 1994
                                               -----------           -----------
Net Sales                                          $ 4,656            $   4,290
                                                   -------            ---------
Cost of Sales                                        2,931                2,672
Selling, General and Administrative Expenses         1,396                1,319
Interest Expense                                        59                   55
Interest Income                                        (12)                 (10)
                                                   -------            ---------
                                                     4,374                4,036
                                                   -------            ---------


Income Before Income Taxes                             282                  254
Income Taxes                                            96                   89
                                                   -------            ---------
Net Income                                             186                  165

Preferred Dividend Requirements, Net of Tax              7                    6
                                                   -------            ---------

Net Income Available for Common Stockholders       $   179            $     159
                                                   =======            =========


Net Income Per Common Share - Primary              $  0.37            $    0.33
                                                   =======            =========

       Average Shares Outstanding                      483                  481
                                                   =======            =========



Net Income Per Common Share - Fully Diluted        $  0.36            $    0.32
                                                   =======            =========

       Average Shares Outstanding                      502                  499
                                                   =======            =========


Cash Dividends Per Common Share                    $  0.17            $    0.16
                                                   =======            =========





See accompanying Note to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Common Stockholders' Equity
               For the Period July 2, 1994 to September 30, 1995
                      (in millions, except per share data)

                                                                                                UNEARNED
                                                  COMMON   CAPITAL    RETAINED    TRANSLATION   RESTRICTED
                                        TOTAL     STOCK    SURPLUS    EARNINGS    ADJUSTMENTS   STOCK
                                       -------  -------   ---------  ---------   -----------   ----------
Balances at July 2, 1994               $3,326    $ 641    $  76       $2,799      $  (170)     $  (20)

Net Income                                165      --       --           165          --          --
Cash Dividends -
     Common ($.16 per share)              (77)     --       --           (77)         --          --
     Auction preferred
     ($877.33 per share)                   (3)     --       --            (3)         --          --
     ESOP convertible preferred
     ($1.359 per share)                    (6)     --       --            (6)         --          --
Stock Issuances -
     Stock option and benefit plans        13        1       12          --           --          --
     Restricted stock, less
     amortization of $1                     1      --         9          --           --           (8)
Reacquired Shares                         (17)      (1)     (16)         --           --          --
Translation Adjustments                    22      --       --           --            22         --
ESOP Tax Benefit                            3      --       --             3          --          --
Other                                       1      --         1           (1)         --            1
                                       -------  -------   ---------  ---------    ----------   ----------

Balances at October 1, 1994             3,428      641       82        2,880         (148)        (27)

Net Income                                639      --       --           639          --          --
Cash Dividends -
     Common ($.51 per share)             (243)     --       --          (243)         --          --
     Auction preferred
     ($3,310.67 per share)                (10)     --       --           (10)         --          --
     ESOP convertible preferred
     ($4.0785 per share)                  (19)     --        --          (19)         --          --
Stock Issuances -
     Stock option and benefit plans        44        3       41          --           --          --
     Restricted stock, less
     amortization of $6                     6      --         4          --           --            2
Reacquired Shares                         (76)      (4)     (72)         --           --          --
Translation Adjustments                   151      --       --           --           151         --
ESOP Tax Benefit                            7      --       --             7          --          --
Other                                      12      --        12           (2)         --            2
                                       -------  -------   ---------  ---------    ----------   ----------

Balances at July 1, 1995                3,939      640       67        3,252            3         (23)

Net Income                                186      --       --           186          --          --
Cash Dividends -
     Common ($.17 per share)              (82)     --       --           (82)         --          --
     Auction preferred
     ($1,091.33 per share)                 (3)     --       --            (3)         --          --
     ESOP convertible preferred
     ($1.359 per share)                    (6)     --       --            (6)         --          --
Stock Issuances -
     Business acquisition                  55        3       52          --           --          --
     Stock option and benefit plans        19        1       18          --           --          --
     Restricted stock, less
     amortization of $3                     3        1       14          --           --          (12)
Reacquired Shares                         (28)      (1)     (27)         --           --          --
ESOP Share Redemption                       4      --         4          --           --          --
Translation Adjustments                   (52)     --       --           --           (52)        --
ESOP Tax Benefit                            2      --       --             2          --          --
Other                                       9        1        8          --           --          --
                                       -------  -------   ---------  ---------    ----------   ----------

Balances at September 30, 1995        $ 4,046    $ 645    $ 136       $3,349      $   (49)     $  (35)
                                      ========  =======   =========  =========    ==========   ==========

See accompanying Note to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
      For the Thirteen Weeks Ended September 30, 1995 and October 1, 1994
                                 (in millions)

                                                           THIRTEEN WEEKS ENDED
                                                          ----------------------
                                                           Sept. 30,    Oct. 1,
                                                            1995         1994
                                                          ----------  ----------
OPERATING ACTIVITIES -
  Net income                                              $   186      $   165
  Adjustments for non-cash charges included in net
   income:
     Depreciation and amortization of intangibles             159          149
     Increase in deferred income taxes                          2           25
     Other                                                      3          (10)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                            (574)        (380)
                                                          --------     -------

  Net cash used in operating activities                      (224)         (51)
                                                          --------     -------

INVESTING ACTIVITIES -
  Purchases of property and equipment                         (83)         (96)
  Acquisitions of businesses                                  (23)         (27)
  Dispositions of businesses                                   --           11
  Returns from associated companies                            14            3
  Sales of property                                            12           11
  Other                                                         3            1
                                                          --------     -------

  Net cash used in investing activities                       (77)         (97)
                                                          --------     -------

FINANCING ACTIVITIES -
  Issuances of common stock                                    19           13
  Purchases of common stock                                   (28)         (17)
  Borrowings of long-term debt                                 84          127
  Repayments of long-term debt                               (140)         (21)
  Short-term borrowings, net                                  483          159
  Payments of dividends                                       (91)         (86)
                                                          --------     -------

  Net cash from financing activities                          327          175
                                                          --------     -------

Effect of changes in foreign exchange rates on cash            (6)           3
                                                          --------     -------

Increase in cash and equivalents                               20           30

Cash and equivalents at beginning of year                     202          189
                                                          --------     -------

Cash and equivalents at end of quarter                    $   222      $   219
                                                          ========     =======

COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable              $  (249)     $  (277)
     (Increase) in inventories                               (141)         (14)
     (Increase) decrease in other current assets              (10)          16
     (Decrease) in accounts payable                          (179)        (216)
     Increase in accrued liabilities                            5          111
                                                          --------     -------

Changes in current assets and liabilities                 $  (574)     $  (380)
                                                          ========     =======




See accompanying Note to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                   Note to Consolidated Financial Statements


1. During the first quarter of fiscal 1996, the Corporation issued common stock having a value of $55,181,000 in settlement of a deferred purchase price obligation associated with the fiscal 1995 acquisition of the Consolidated Foodservice Companies.

                     SARA LEE CORPORATION AND SUBSIDIARIES
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition


The following is a discussion of the results of operations for the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 and the changes in financial condition during the first three months of fiscal 1996.

RESULTS OF OPERATIONS

Current quarter sales of $4.66 billion were $366 million or 8.5% above the $4.29 billion reported in the first quarter of last year. Packaged Foods sales increased 14.0% to $2.34 billion while Packaged Consumer Products sales increased 3.4% to $2.32 billion.

Businesses acquired net of businesses sold subsequent to the start of the first quarter of last year increased sales by approximately 4.1 percentage points. The weakening of the U.S. dollar relative to foreign currencies had the effect of increasing sales in fiscal 1996 by approximately 1.4 percentage points. Thus, on a comparable basis sales increased approximately 3.0%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged Foods sales increased 1.3% while comparable Packaged Consumer Products sales increased 4.5% as compared to the first quarter of last year.

Cost of sales increased by $259 million or 9.7% while the gross profit margin was 37.1% in the current quarter compared to 37.7% in the first quarter of last year. Packaged Foods gross margin percentages declined and the mix of sales was more heavily weighted toward Packaged Foods which have lower gross profit margins than Packaged Consumer Products. Gross margin percentages for Packaged Consumer Products increased as compared to the first quarter of fiscal 1995.

Selling, general and administrative expenses of $1.40 billion were $77 million or 5.8% higher than the first quarter of last year. The increase was primarily due to acquisitions, the weakening of the U.S. dollar relative to foreign currencies and increases in advertising and promotion expense. Net interest expense increased from $45 million last year to $47 million in the current year primarily as a result of higher interest rates.

The effective tax rate decreased from 35.0% to 34.0% of income before income taxes. This decrease was largely due to the impact of lower foreign taxes.

Net income increased 12.6% to $186 million. Net income per share increased 12.1% to $.37 per share from the $.33 reported last year. The lower percentage increase in earnings per share compared to net income is primarily attributable to higher preferred dividends and average shares outstanding.

FINANCIAL CONDITION

During the first quarter of fiscal 1996, cash and equivalents increased by $20 million while borrowings increased by $379 million. The increase in borrowing is primarily attributable to seasonal changes in working capital requirements.


RESTRUCTURING

On June 6, 1994, the Corporation announced a restructuring of its worldwide operations which will result in the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees. Through September 30, 1995, 46 facilities have been closed and 6,349 employees severed. A reconciliation of the restructuring reserves through September 30, 1995, is presented on page 11 of this document.

Restructuring actions are expected to be substantially completed by 1996, and the Corporation expects to fund the costs of the plan from internal sources and available borrowing capacity.

Actions taken as part of the restructuring plan lowered operating costs by $38 million in the first quarter of fiscal 1996; however, a significant portion of this benefit has been used for business building and profit improvement initiatives. The Corporation expects the restructuring plan to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 million in fiscal 1998. Savings from the planned actions will be used for both business building initiatives and profit improvements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                    RECONCILIATION OF RESTRUCTURING RESERVES
                            AS OF SEPTEMBER 30, 1995
                                 (in millions)



                                                          WRITEDOWN
                                                         OF PROPERTY    RECOGNITION OF
                                                        AND INVESTMENTS   CURTAILMENT                             RESTRUCTURING
                                           ORIGINAL        TO NET       LOSS AND SPECIAL               FOREIGN       RESERVES
                                          RESTRUCTURING  REALIZABLE      TERMINATION        CASH      EXCHANGE        AS OF
                                            RESERVES        VALUE          BENEFITS       PAYMENTS    IMPACTS     SEPTEMBER 30,1995
                                          -------------  -----------   ----------------   --------  ----------    ------------------
ANTICIPATED LOSSES ASSOCIATED
     WITH DISPOSAL OF LAND,
     BUILDINGS AND IMPROVEMENTS,
     AND MACHINERY AND
     EQUIPMENT                            $      289       $  (289)         $    --         $  --        $  --       $      --

ANTICIPATED EXPENDITURES TO CLOSE
     AND DISPOSE OF IDLE FACILITIES -
     INCLUDES $33 OF NON-CANCELABLE
     LEASE OBLIGATIONS                           112            --               --            (33)         --              79

ANTICIPATED SEVERANCE BENEFITS                   239            --               --           (116)         --             123

PENSION BENEFITS ASSOCIATED WITH
     SEVERED EMPLOYEE GROUP                       33            --              (33)           --           --              --

ANTICIPATED LOSSES ASSOCIATED
     WITH THE DISPOSAL OF CERTAIN
     BUSINESSES                                   59           (15)              --            (44)         --              --
                                          ----------       -------         ---------        -------      -----       ---------

                                                 732          (304)             (33)          (193)         --             202

FOREIGN EXCHANGE IMPACTS                          --            --               --            --           18              18
                                          ----------       -------         ---------       --------      -----       ---------


     TOTAL RESTRUCTURING RESERVES         $      732       $  (304)         $   (33)        $ (193)      $  18       $     220
                                          ==========       =======         =========        =======      =====       =========


                                    PART II

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The Registrant's 1995 Annual Meeting of Stockholders was held on October 26, 1995, in Chicago, Illinois ("Annual Meeting").

(b)  Not applicable.

(c) (i) A total of 410,870,683 votes (81.0% of all votes entitled to vote at the Annual Meeting) were represented by proxy or ballot at the Annual Meeting. The stockholders of the Registrant were requested to elect 18 directors as nominated by management. All nominees were elected as indicated by the following voting tabulation:

                      NAME                                        FOR                           WITHHELD
           ---------------------------                       -------------                      -----------
           Paul A. Allaire                                   408,619,686                        2,250,997
           Frans H.J.J. Andriessen                           408,675,010                        2,195,673
           John H. Bryan                                     408,569,200                        2,301,483
           Duane L. Burnham                                  408,731,296                        2,139,387
           Charles W. Coker                                  408,695,854                        2,174,829
           Willie D. Davis                                   408,474,288                        2,396,395
           Donald J. Franceschini                            408,634,281                        2,236,402
           Allen F. Jacobson                                 408,518,493                        2,352,190
           Vernon E. Jordan, Jr.                             408,226,832                        2,643,851
           James L. Ketelsen                                 408,686,855                        2,183,828
           Hans B. van Liemt                                 408,674,336                        2,196,347
           Joan D. Manley                                    408,654,338                        2,216,345
           C. Steven McMillan                                408,543,272                        2,327,411
           Newton N. Minow                                   408,667,527                        2,203,156
           Michael E. Murphy                                 408,752,994                        2,117,689
           Sir Arvi H. Parbo A.C.                            408,604,239                        2,266,444
           Rozanne L. Ridgway                                408,409,510                        2,461,173
           Richard L. Thomas                                 408,749,101                        2,121,582


     (ii) The stockholders were requested to consider and vote upon the adoption of the Sara Lee Corporation Performance-Based Annual Incentive Plan (the "Annual Incentive Plan"). The purpose of the Annual Incentive Plan is to advance the interests of Sara Lee and its stockholders by providing certain of Sara Lee's key executives with annual incentive compensation which is tied to the achievement of preestablished and objective performance goals. The proposal was ratified by stockholders, as 395,156,790 votes were cast for adoption of the plan, 10,718,615 were cast against adoption of the plan, and 4,995,278 votes abstained.

    (iii) The stockholders were requested to consider and vote upon the adoption of the Sara Lee Corporation 1995 Long-Term Incentive Stock Plan (the "1995 Plan"). The 1995 Plan would replace the 1989 Incentive Stock Plan ("Prior Plan"). The 1995 Plan is designed to permit the granting of long-term incentive stock-based awards in different forms, including stock options, stock appreciation rights, and other stock awards. The 1995 Plan authorizes the issuance of up to 25,000,000 shares of Sara Lee Corporation common stock ("Common Stock"), plus any shares of Common Stock remaining available under the Prior Plan. The proposal was ratified by stockholders, as 288,707,879 votes were cast for adoption of the plan, 69,048,037 votes were cast against adoption of the plan, 6,441,290 votes abstained, and 46,673,477 votes were broker non-votes.

     (iv) The stockholders were requested to consider and vote upon the adoption of the Sara Lee Corporation 1995 Non-Employee Director Stock Plan (the "Director Stock Plan"). The Director Stock Plan is designed to facilitate the ownership of Common Stock by outside directors by providing for the grant of stock options to outside directors, and by permitting such directors to elect to receive all or a portion of their annual retainer in Common Stock, options to purchase Common Stock or a combination thereof. The proposal was ratified by stockholders, as 286,273,026 votes were cast for adoption of the plan, 71,141,538 votes were cast against adoption of the plan, 6,787,678 votes abstained, and 46,668,441 votes were broker non-votes.

     (v) The stockholders were requested to ratify the appointment of Arthur Andersen LLP as the independent public accountants of the Corporation for its fiscal year 1996. The appointment of Arthur Andersen LLP was ratified by the stockholders, as 406,934,529 votes were cast for the proposal, 1,879,856 votes were cast against the proposal, and 2,056,298 votes abstained.

(d)  Not applicable.

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                                             PAGE NUMBER OR
       EXHIBIT                                                               INCORPORATED HEREIN
       NUMBER                          DESCRIPTION                              BY REFERENCE TO
       ------             ---------------------------               ---------------------------
        11                Computation of Net Income                                  15
                          Per Common Share

        12.1              Computation of Ratio of
                          Earnings to Fixed Charges                                  16

        12.2              Computation of Ratio of
                          Earnings to Fixed Charges
                          and Preferred Stock Dividend
                          Requirements                                               17

        27                Financial Data Schedule                                    18


(b)  Reports on Form 8-K

      No reports on Form 8-K have been filed by the Corporation during the quarter for which this report is filed.

                               S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SARA LEE CORPORATION

                                                     (Registrant)




                                            By:   /s/Wayne R. Szypulski
                                                  ____________________________
                                                  Wayne R. Szypulski
                                                  Vice President and Controller


DATE:  November 13, 1995