Form 10-Q
period 1995-12-30
LEE SARA CORP
filed 1996-02-12
CIK 23666

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended    December 30, 1995
                                  ----------------------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

Commission file number                       1-3344
                      ----------------------------------------------------

                                Sara Lee Corporation
          ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Maryland                                         36-2089049
-----------------------                          -------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


     Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
--------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               (312) 726-2600
--------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
     ------         ------

         On December 30, 1995, the Registrant had 484,049,061 outstanding shares of common stock $1.33 1/3 par value, which is registrant's only class of common stock.

                        The document contains 19 pages.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I -

     FINANCIAL STATEMENTS -                                              3
         Preface

         Condensed Consolidated Balance Sheets -
              At December 30, 1995 and July 1, 1995                      4

         Consolidated Statements of Income -
              For the thirteen and twenty-six weeks ended
              December 30, 1995  and December 31, 1994                   5

         Consolidated Statements of Common Stockholders' Equity -
              For the period July 2, 1994 to December 30, 1995           6

         Consolidated Statements of Cash Flows -
              For the twenty-six weeks ended
              December 30, 1995 and December 31, 1994                    7

         Note to Consolidated Financial Statements                       8

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION                              9


PART II -

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                         13

SIGNATURE                                                               14

EXHIBIT 11       -  Computation of Net Income Per Common Share          15

EXHIBIT 12.1     -  Computation of Ratio of Earnings to Fixed Charges   17

EXHIBIT 12.2     -  Computation of Ratio of Earnings to Fixed Charges
                      and Preferred Stock Dividend Requirements         18

EXHIBIT 27       -  Financial Data Schedule                             19

                                     PART I

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                    Preface

    The consolidated financial statements for the thirteen and twenty-six weeks ended December 30, 1995 and December 31, 1994 and the balance sheet as of December 30, 1995 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 30, 1995 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and twenty-six weeks ended December 30, 1995 are not necessarily indicative of the operating results for the full fiscal year.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets at December 30, 1995 and July 1, 1995
                                 (in millions)


                                                                    Dec. 30,         July 1,
                                                                      1995            1995
                                                                  ----------       ----------
                 ASSETS
Cash and Equivalents                                              $     251        $    202
Trade Accounts Receivable, less Allowances                            1,761           1,653
Inventories:
                   Finished Goods                                     1,894           1,782
                   Work in Process                                      383             423
                   Materials and Supplies                               588             625
                                                                  ----------       ----------
                                                                      2,865           2,830
Other Current Assets                                                    207             243
                                                                  ----------       ----------
                 Total Current Assets                                 5,084           4,928


Investments in Associated Companies                                      95             109
Trademarks and Other Assets                                             449             506
Property, Net                                                         2,892           2,964
Intangible Assets                                                     3,869           3,924
                                                                  ----------       ----------
                                                                  $  12,389        $ 12,431
                                                                  ==========       ==========

                 LIABILITIES AND EQUITY

Notes Payable                                                     $     645        $    559
Accounts Payable                                                      1,128           1,436
Accrued Liabilities                                                   2,444           2,628
Current Maturities of Long-Term Debt                                     87             221
                                                                  ----------       ----------
                 Total Current Liabilities                            4,304           4,844

Long-Term Debt                                                        2,068           1,817
Deferred Income Taxes                                                   290             273
Other Liabilities                                                       673             705
Minority Interest in Subsidiaries                                       520             519
Auction Preferred Stock                                                 300             300
ESOP Convertible Preferred Stock                                        327             331
Unearned Deferred Compensation                                         (292)           (297)
Common Stockholders' Equity                                           4,199           3,939
                                                                  ----------       ----------
                                                                  $  12,389        $ 12,431
                                                                  ==========       ==========

See accompanying Note to Consolidated Financial Statements.


                                               SARA LEE CORPORATION AND SUBSIDIARIES
                                                 Consolidated Statements of Income
                        For the Thirteen and Twenty-Six Weeks Ended December 30, 1995 and December 31,1994
                                               (in millions, except per share data)

                                                         THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                       ------------------------         ------------------------
                                                        Dec. 30,       Dec. 31,          Dec. 30,       Dec. 31,
                                                         1995           1994              1995           1994
                                                       --------       ---------         --------       ---------
Net Sales                                              $  4,898       $  4,648          $  9,554       $  8,938
                                                       --------       ---------         --------       ---------
Cost of Sales                                             3,020          2,884             5,951          5,556
Selling, General and Administrative Expenses              1,403          1,330             2,799          2,649
Interest Expense                                             60             60               119            115
Interest Income                                             (14)           (14)              (26)           (24)
                                                       --------       ---------         --------       ---------
                                                          4,469          4,260             8,843          8,296
                                                       --------       ---------         --------       ---------

Income Before Income Taxes                                  429            388               711            642
Income Taxes                                                146            136               242            225
                                                       --------       ---------         --------       ---------
Net Income                                                  283            252               469            417

Preferred Dividend Requirements, Net of Tax                   7              7                14             13
                                                       --------       ---------         --------       ---------
Net Income Available for Common Stockholders           $    276       $    245          $    455       $    404
                                                       ========       =========         ========       =========

Net Income Per Common Share - Primary                  $   0.57       $   0.51          $   0.94       $   0.84
                                                       ========       =========         ========       =========

       Average Shares Outstanding                           485            479               484            480
                                                       ========       =========         ========       =========

Net Income Per Common Share - Fully Diluted            $   0.55       $   0.50          $   0.91       $   0.82
                                                       ========       =========         ========       =========

       Average Shares Outstanding                           504            498               503            498
                                                       ========       =========         ========       =========

Cash Dividends Per Common Share                        $   0.19       $   0.17          $   0.36       $   0.33
                                                       ========       =========         ========       =========



See accompanying Note to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Common Stockholders' Equity
                For the Period July 2, 1994 to December 30, 1995
                      (in millions, except per share data)


                                                                                                                  UNEARNED
                                                                        COMMON   CAPITAL  RETAINED  TRANSLATION  RESTRICTED
                                                                TOTAL    STOCK   SURPLUS  EARNINGS  ADJUSTMENTS    STOCK
                                                              -------   ------  --------  --------  -----------  ----------
Balances at July 2, 1994                                      $ 3,326   $ 641   $  76     $ 2,799   $ (170)      $ (20)

Net Income                                                        417      --      --         417       --          --
Cash Dividends -
  Common ($.33 per share)                                        (158)     --      --        (158)      --          --
  Auction preferred
  ($1,885.33 per share)                                            (5)     --      --          (5)      --          --
  ESOP convertible preferred
  ($2.72 per share)                                               (13)     --      --         (13)      --          --
Stock Issuances -
  Stock option and benefit plans                                   26       2      24          --       --          --
  Restricted stock, less
  amortization of $3                                                3      --      10          --       --          (7)
Reacquired Shares                                                 (93)     (5)    (88)         --       --          --
Translation Adjustments                                           (21)     --      --          --      (21)         --
ESOP Tax Benefit                                                    5      --      --           5       --          --
Other                                                               5      --       5          (1)      --           1
                                                              -------   -----   -----     -------   ------       -----
Balances at December 31, 1994                                   3,492     638      27       3,044     (191)        (26)

Net Income                                                        387      --      --         387       --          --
Cash Dividends -
  Common ($.34 per share)                                        (162)     --      --        (162)      --          --
  Auction preferred
  ($2,302.67 per share)                                            (8)     --      --          (8)      --          --
  ESOP convertible preferred
  ($2.72 per share)                                               (12)     --      --         (12)      --          --
Stock Issuances -
  Stock option and benefit plans                                   31       2      29          --       --          --
  Restricted stock, less
  amortization of $4                                                4      --       3          --       --           1
Translation Adjustments                                           194      --      --          --      194          --
ESOP Tax Benefit                                                    5      --      --           5       --          --
Other                                                               8      --       8          (2)      --           2
                                                              -------   -----   -----     -------   ------       -----
Balances at July 1, 1995                                        3,939     640      67       3,252        3         (23)

Net Income                                                        469      --      --         469       --          --
Cash Dividends -
  Common ($.36 per share)                                        (174)     --      --        (174)      --          --
  Auction preferred
  ($2,172.67 per share)                                            (6)     --      --          (6)      --          --
  ESOP convertible preferred
  ($2.72 per share)                                               (12)     --      --         (12)      --          --
Stock Issuances -
  Business acquisition                                             55       3      52          --       --          --
  Stock option and benefit plans                                   44       3      41          --       --          --
  Restricted stock, less
  amortization of $7                                                7       1      16          --       --         (10)
Reacquired Shares                                                 (58)     (3)    (55)         --       --          --
Translation Adjustments                                           (89)     --      --          --      (89)         --
ESOP Tax Benefit                                                    5      --      --           5       --          --
ESOP Share Redemption                                               4      --       4          --       --          --
Other                                                              15       1      14          (1)      --           1
                                                              -------   -----   -----     -------   ------       -----
Balances at December 30, 1995                                 $ 4,199   $ 645   $ 139     $ 3,533   $  (86)      $ (32)
                                                              =======   =====   =====     =======   ======       =====


See accompanying Note to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
     For the Twenty-Six Weeks Ended December 30, 1995 and December 31, 1994
                                 (in millions)


                                                              TWENTY-SIX WEEKS ENDED
                                                              ----------------------
                                                               Dec. 30,      Dec. 31,
                                                                 1995          1994
                                                              --------       -------
OPERATING ACTIVITIES -
  Net income                                                   $   469       $   417
  Adjustments for non-cash charges included in net income:
     Depreciation and amortization of intangibles                  310           299
     Increase in deferred income taxes                              42            42
     Other                                                          (2)          (60)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                 (557)         (172)
                                                               -------       -------
  Net cash from operating activities                               262           526
                                                               -------       -------
INVESTING ACTIVITIES -
  Purchases of property and equipment                             (201)         (186)
  Acquisitions of businesses                                       (72)         (112)
  Dispositions of businesses                                        --            11
  Returns from associated companies                                 14            43
  Sales of property                                                 21            26
  Other                                                              4             2
                                                               -------       -------
  Net cash used in investing activities                           (234)         (216)
                                                               -------       -------
FINANCING ACTIVITIES -
  Issuances of common stock                                         44            26
  Purchases of common stock                                        (58)          (93)
  Borrowings of long-term debt                                     297           261
  Repayments of long-term debt                                    (159)         (228)
  Short-term borrowings, net                                        96            24
  Payments of dividends                                           (192)         (176)
                                                               -------       -------
  Net cash from (used in) financing activities                      28          (186)
                                                               -------       -------
Effect of changes in foreign exchange rates on cash                 (7)           (1)
                                                               -------       -------
Increase in cash and equivalents                                    49           123

Cash and equivalents at beginning of year                          202           189
                                                               -------       -------
Cash and equivalents at end of quarter                         $   251       $   312
                                                               =======       =======

COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                   $  (134)      $   (92)
     (Increase) decrease in inventories                            (66)          107
      Decrease in other current assets                              23            26
     (Decrease) in accounts payable                               (295)         (268)
     (Decrease) increase in accrued liabilities                    (85)           55
                                                               -------       -------
Changes in current assets and liabilities                      $  (557)      $  (172)
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

                     SARA LEE CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition


The following is a discussion of the results of operations for the second quarter and first half of fiscal 1996 compared to the comparable periods of fiscal 1995 and a discussion of the changes in financial condition during the first half of fiscal 1996.

RESULTS OF OPERATIONS

Comparison of Second Quarter 1996 to Second Quarter 1995

Current quarter sales of $4.90 billion were $250 million or 5.4% above the $4.65 billion reported in the second quarter of last year. Packaged Foods sales increased 8.4% to $2.51 billion while Packaged Consumer Products sales increased 2.3% to $2.39 billion.

Businesses acquired net of businesses sold subsequent to the start of the second quarter of last year increased sales by approximately .8 percentage points. The weakening of the U.S. dollar relative to foreign currencies had the effect of increasing sales in fiscal 1996 by approximately 1.4 percentage points. Thus, on a comparable basis, sales increased approximately 3.2%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged Foods sales increased 3.4% while comparable Packaged Consumer Products sales increased 2.9% as compared to the second quarter of last year.

Cost of sales increased by $136 million or 4.7% while the gross profit margin was 38.3% in the current quarter compared to 37.9% in the second quarter of last year. The increase in Packaged Consumer Products gross profit margins more than offset the slightly lower Packaged Foods gross margins and a sales mix which was more heavily weighted toward Packaged Foods which has lower gross profit margins than Packaged Consumer Products.

Selling, general and administrative expenses of $1.40 billion were $73 million or 5.5% higher than the second quarter of last year. The increase was primarily due to increased advertising and promotion expense, the weakening of the U.S. dollar relative to foreign currencies, and acquisitions offset in part by savings associated with the Corporation's restructuring actions. Net interest expense was $46 million in both fiscal 1996 and fiscal 1995.

The effective tax rate declined from 35.0% to 34.0% of income before income taxes. This decrease was largely due to the impact of lower foreign taxes.

Net income increased 12.4% to $283 million. Net income per share increased 11.8% to $.57 per share from the $.51 reported last year. The lower percentage increase in earnings per share compared to net income is primarily attributable to a greater number of outstanding shares.

Comparison of First Half of Fiscal 1996 to First Half of Fiscal 1995

Net sales for the first half of fiscal 1996 were $9.55 billion or 6.9% higher than the $8.94 billion reported last year. Packaged Foods sales increased 11.1% to $4.85 billion and Packaged Consumer Products sales increased 2.9% to $4.71 billion. Adjusting sales for businesses sold and acquired subsequent to the start of fiscal 1995 and foreign currency fluctuations, sales increased by approximately 3.1%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged Foods sales increased 2.4% while comparable Packaged Consumer Products sales increased 3.6% as compared to the first half of last year. Cost of sales increased by $395 million or 7.1% while the gross profit margin percentage was 37.7% in the first half of fiscal 1996 and 37.8% in the comparable period last year. Packaged Foods gross profit margins declined and the mix of sales was more heavily weighted toward Packaged Foods which has lower gross profit margins than Packaged Consumer Products.

Selling, general and administrative expenses of $2.80 billion were $150 million or 5.7% higher than the first six months of last year. The increase was primarily due to increased advertising and promotion expense, the weakening of the U.S. dollar relative to foreign currencies, and acquisitions offset in part by savings associated with the Corporation's restructuring actions.

The effective tax rate was 34.0% as compared to 35.0% in the first six months of fiscal 1995. This decrease was largely due to the impact of lower foreign taxes.

Net income increased 12.5% to $469 million while net income per share increased 11.9% to $.94 from $.84 last year. The lower percentage increase in earnings per share compared to net income is attributable to higher shares outstanding.

 .
FINANCIAL CONDITION

During the first six months of fiscal 1996, cash and equivalents increased by $49 million while borrowings increased by $203 million. The increase in borrowing is primarily attributable to seasonal changes in working capital requirements.


RESTRUCTURING

On June 6, 1994, the Corporation announced a restructuring of its worldwide operations which will result in the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees. Through December 30, 1995, 48 facilities have been closed and 6,406 employees severed. A reconciliation of the restructuring reserves through December 30, 1995 is presented on page 12 of this document.

Restructuring actions are expected to be substantially completed by 1996, and the Corporation expects to fund the costs of the plan from internal sources and available borrowing capacity.

Actions taken as part of the restructuring plan lowered operating costs by $79 million through the first half of fiscal 1996; however, a significant portion of this benefit has been used for business building and profit improvement initiatives. The Corporation expects the restructuring plan to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 million in fiscal 1998. Savings from the planned actions will be used for both business building initiatives and profit improvements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                    RECONCILIATION OF RESTRUCTURING RESERVES
                            AS OF DECEMBER 30, 1995
                                 (in millions)


                                                                WRITEDOWN
                                                               OF PROPERTY     RECOGNITION OF
                                                              AND INVESTMENTS   CURTAILMENT                          RESTRUCTURING
                                                 ORIGINAL         TO NET      LOSS AND SPECIAL           FOREIGN         RESERVES
                                              RESTRUCTURING     REALIZABLE      TERMINATION      CASH    EXCHANGE          AS OF
                                                 RESERVES          VALUE          BENEFITS      PAYMENTS  IMPACTS  DECEMBER 30, 1995
                                              -------------   --------------  ----------------  -------- -------- -----------------
ANTICIPATED LOSSES ASSOCIATED WITH
     DISPOSAL OF LAND, BUILDINGS AND
     IMPROVEMENTS, AND MACHINERY AND EQUIPMENT      $ 289           $ (289)           $  --      $   --     $ --          $    --

ANTICIPATED EXPENDITURES TO CLOSE AND
     DISPOSE OF IDLE FACILITIES - INCLUDES
     $33 OF NON-CANCELABLE LEASE OBLIGATIONS          112               --               --         (38)      --               74

ANTICIPATED SEVERANCE BENEFITS                        239               --               --        (135)      --              104

PENSION BENEFITS ASSOCIATED WITH SEVERED
     EMPLOYEE GROUP                                    33               --              (33)         --       --               --

ANTICIPATED LOSSES ASSOCIATED WITH THE
     DISPOSAL OF CERTAIN BUSINESSES                    59              (15)              --         (44)      --               --
                                                ---------        ---------         --------    -------- --------        ---------
                                                      732             (304)             (33)       (217)      --              178

FOREIGN EXCHANGE IMPACTS                               --               --               --          --       17               17
                                                ---------        ---------         --------    -------- --------        ---------

     TOTAL RESTRUCTURING RESERVES                   $ 732           $ (304)           $ (33)     $ (217)    $ 17          $   195
                                                =========        =========         ========    ======== ========        =========

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



                                               SARA LEE CORPORATION
                                               --------------------------------

                                                      (Registrant)





                                               By: /s/ Wayne R. Szypulski
                                               -------------------------------
                                                  Wayne R. Szypulski
                                                  Vice President and Controller

DATE:  February 12, 1996