Form 10-Q
period 1996-03-30
LEE SARA CORP
filed 1996-05-13
CIK 23666

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended  March 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

Commission file number 1-3344

                              Sara Lee Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Maryland                                     36-2089049
- -------------------------------                 ------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


     Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
     ---------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 726-2600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   ------     ------

     On March 30, 1996, the Registrant had 485,395,092 outstanding shares of common stock $1.33 1/3 par value, which is registrant's only class of common stock.

                        The document contains 19 pages.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I -


        FINANCIAL STATEMENTS -
                Preface                                                      3

        Condensed Consolidated Balance Sheets -
                At March 30, 1996 and July 1, 1995                           4

        Consolidated Statements of Income -
                For the thirteen and thirty-nine weeks ended
                March 30, 1996 and April 1, 1995                             5

        Consolidated Statements of Common Stockholders' Equity -
                For the period July 2, 1994 to March 30, 1996                6

        Consolidated Statements of Cash Flows -
                For the thirty-nine weeks ended
                March 30, 1996 and April 1, 1995                             7

        Note to Consolidated Financial Statements                            8

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION                           9


PART II -

        ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                          13

SIGNATURE                                                                   14

EXHIBIT 11    -  Computation of Net Income Per Common Share                 15

EXHIBIT 12.1  -  Computation of Ratio of Earnings to Fixed Charges          17

EXHIBIT 12.2  -  Computation of Ratio of Earnings to Fixed Charges and
                     Preferred Stock Dividend Requirements                  18

EXHIBIT 27    -  Financial Data Schedule                                    19

                                     PART I

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                    Preface

   The consolidated financial statements for the thirteen and thirty-nine weeks ended March 30, 1996 and April 1, 1995 and the balance sheet as of March 30, 1996 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 30, 1996 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and thirty-nine weeks ended March 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES
    Condensed Consolidated Balance Sheets at March 30, 1996 and July 1, 1995
                                 (in millions)


                                                     March 30,        July 1,
                                                       1996             1995
                 ASSETS                              ---------        -------
                 ------
Cash and Equivalents                                $      167      $      202
Trade Accounts Receivable, less Allowances               1,828           1,653
Inventories:
                    Finished Goods                       1,945           1,782
                    Work in Process                        366             423
                    Materials and Supplies                 606             625
                                                    ----------      ----------
                                                         2,917           2,830
Other Current Assets                                       241             243
                                                    ----------      ----------
                    Total Current Assets                 5,153           4,928

Investments in Associated Companies                         85             109
Trademarks and Other Assets                                454             506
Property, Net                                            2,909           2,964
Intangible Assets                                        3,947           3,924
                                                    ----------      ----------
                                                    $   12,548      $   12,431
                                                    ==========      ==========

         LIABILITIES AND EQUITY
         ----------------------

Notes Payable                                       $      638      $      559
Accounts Payable                                         1,134           1,436
Accrued Liabilities                                      2,661           2,628
Current Maturities of Long-Term Debt                       160             221
                                                    ----------      ----------
                    Total Current Liabilities            4,593           4,844

Long-Term Debt                                           1,904           1,817
Deferred Income Taxes                                      294             273
Other Liabilities                                          650             705
Minority Interest in Subsidiaries                          527             519
Auction Preferred Stock                                    300             300
ESOP Convertible Preferred Stock                           327             331
Unearned Deferred Compensation                            (291)           (297)
Common Stockholders' Equity                              4,244           3,939
                                                    ----------      ----------
                                                    $   12,548      $   12,431
                                                    ==========      ==========


See accompanying Note to Consolidated Financial Statements.

                    SARA LEE CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
 For the Thirteen and Thirty-Nine Weeks Ended March 30, 1996 and April 1, 1995
                      (in millions, except per share data)


                                                             THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                                            ------------------------               -------------------------
                                                            March 30,        April 1,              March 30,         April 1,
                                                             1996             1995                   1996             1995
                                                            --------         -------               ---------        --------
Net Sales                                                   $ 4,443          $ 4,193               $ 13,997         $ 13,131
                                                            -------          -------               --------         --------

Cost of Sales                                                 2,724            2,628                  8,675            8,184
Selling, General and Administrative Expenses                  1,396            1,271                  4,195            3,920
Interest Expense                                                 56               63                    175              178
Interest Income                                                 (17)             (16)                   (43)             (40)
                                                            -------          -------               --------         --------
                                                              4,159            3,946                 13,002           12,242
                                                            -------          -------               --------         --------

Income Before Income Taxes                                      284              247                    995              889
Income Taxes                                                     96               81                    338              306
                                                            -------          -------               --------         --------
Net Income                                                      188              166                    657              583
Preferred Dividend Requirements, Net of Tax                       7                8                     21               21
                                                            -------          -------               --------         --------
Net Income Available for Common Stockholders                $   181          $   158               $    636         $    562
                                                            =======          =======               ========         ========


Net Income Per Common Share - Primary                       $  0.37          $  0.33               $   1.31         $   1.17
                                                            =======          =======               ========         ========
       Average Shares Outstanding                               487              479                    485              479
                                                            =======          =======               ========         ========
Net Income Per Common Share - Fully Diluted                 $  0.36          $  0.32               $   1.27         $   1.14
                                                            =======          =======               ========         ========
       Average Shares Outstanding                               505              498                    504              498
                                                            =======          =======               ========         ========
Cash Dividends Per Common Share                             $  0.19          $  0.17               $   0.55         $   0.50
                                                            =======          =======               ========         ========


See accompanying Note to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Common Stockholders' Equity
                 For the Period July 2, 1994 to March 30, 1996
                      (in millions, except per share data)

                                                                                                              UNEARNED
                                                   COMMON      CAPITAL     RETAINED      TRANSLATION        RESTRICTED
                                       TOTAL       STOCK       SURPLUS     EARNINGS      ADJUSTMENTS           STOCK
                                     --------    --------   ---------   -----------   ---------------   -------------
Balances at July 2, 1994             $  3,326   $     641   $      76   $     2,799   $          (170)  $         (20)
Net Income                                583          --          --           583                --              --
Cash Dividends -
     Common ($.50 per share)             (240)         --          --          (240)               --              --
     Auction preferred
     ($3,151.33 per share)                 (9)         --          --            (9)               --              --
     ESOP convertible preferred
     ($4.08 per share)                    (19)         --          --           (19)               --              --
Stock Issuances -
     Stock option and benefit plans        41           3          38            --                --              --
     Restricted stock, less
     amortization of $5                     5          --          12            --                --              (7)
Reacquired Shares                         (93)         (5)        (88)           --                --              --
Translation Adjustments                   145          --          --            --               145              --
ESOP Tax Benefit                            8          --          --             8                --              --
Other                                       5          --           3            (1)               --               3
                                     --------    --------   ---------   -----------   ---------------   -------------
Balances at April 1, 1995               3,752         639          41         3,121               (25)            (24)
Net Income                                221          --          --           221                --              --
Cash Dividends -
     Common ($.17 per share)              (80)         --          --           (80)               --              --
     Auction preferred
     ($1,036.67 per share)                 (4)         --          --            (4)               --              --
     ESOP convertible preferred
     ($1.36 per share)                     (6)         --          --            (6)               --              --
Stock Issuances -
     Stock option and benefit plans        16           1          15            --                --              --
     Restricted stock, less
     amortization of $2                     2          --           1            --                --               1
Translation Adjustments                    28          --          --            --                28              --
ESOP Tax Benefit                            2          --          --             2                --              --
Other                                       8          --          10            (2)               --              --
                                     --------    --------   ---------   -----------   ---------------   -------------
Balances at July 1, 1995                3,939         640          67         3,252                 3             (23)
Net Income                                657          --          --           657                --              --
Cash Dividends -
     Common ($.55 per share)             (265)         --          --          (265)               --              --
     Auction preferred
     ($3,222.00 per share)                (10)         --          --           (10)               --              --
     ESOP convertible preferred
     ($4.08 per share)                    (18)         --          --           (18)               --              --
Stock Issuances -
     Business acquisition                  55           3          52            --                --              --
     Stock option and benefit plans        75           5          70            --                --              --
     Restricted stock, less
     amortization of $11                   11           1          17            --                --              (7)
Reacquired Shares                         (58)         (3)        (55)           --                --              --
Translation Adjustments                  (168)         --          --            --              (168)             --
ESOP Tax Benefit                            7          --          --             7                --              --
ESOP Share Redemption                       4          --           4            --                --              --
Other                                      15           1          12            (1)               --               3
                                     --------    --------   ---------   -----------   ---------------   -------------
Balances at March 30, 1996           $  4,244   $     647   $     167   $     3,622   $          (165)  $         (27)
                                     ========    ========   =========   ===========   ===============   =============


See accompanying Note to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
        For the Thirty-Nine Weeks Ended March 30, 1996 and April 1, 1995
                                 (in millions)


                                                                     THIRTY-NINE WEEKS ENDED
                                                                   ----------------------------
                                                                   March 30,           April 1,
                                                                     1996                1995
                                                                   ---------          ---------
OPERATING ACTIVITIES -
     Net income                                                    $     657          $     583
     Adjustments for non-cash charges included in net income:
          Depreciation and amortization of intangibles                   472                452
          Increase in deferred income taxes                               33                 30
          Other                                                          (32)               (92)
     Changes in current assets and liabilities, excluding
          businesses acquired and sold                                  (686)              (257)
                                                                   ---------          ---------
     Net cash from operating activities                                  444                716
                                                                   ---------          ---------

INVESTING ACTIVITIES -
     Purchases of property and equipment                                (328)              (287)
     Acquisitions of businesses                                          (72)              (120)
     Dispositions of businesses                                           --                 11
     Returns from associated companies                                    29                 43
     Sales of property                                                    27                 34
     Other                                                                 6                  3
                                                                   ---------          ---------
     Net cash used in investing activities                              (338)              (316)
                                                                   ---------          ---------

FINANCING ACTIVITIES -
     Issuances of common stock                                            75                 41
     Purchases of common stock                                           (58)               (93)
     Borrowings of long-term debt                                        351                446
     Repayments of long-term debt                                       (283)              (270)
     Short-term borrowings (repayments), net                              77               (263)
     Payments of dividends                                              (293)              (268)
                                                                   ---------          ---------
     Net cash used in financing activities                              (131)              (407)
                                                                   ---------          ---------
Effect of changes in foreign exchange rates on cash                      (10)                 7
                                                                   ---------          ---------
Decrease in cash and equivalents                                         (35)                --
Cash and equivalents at beginning of year                                202                189
                                                                   ---------          ---------
Cash and equivalents at end of quarter                             $     167          $     189
                                                                   =========          =========

COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                       $    (229)         $     (44)
     (Increase) in inventories                                          (144)               (90)
     (Increase) decrease in other current assets                         (13)                12
     (Decrease) in accounts payable                                     (275)              (273)
     (Decrease) increase in accrued liabilities                          (25)               138
                                                                   ---------          ---------
Changes in current assets and liabilities                          $    (686)         $    (257)
                                                                   =========          =========


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

                     SARA LEE CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition


The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 1996 compared to the comparable periods of fiscal 1995 and a discussion of the changes in financial condition during the first nine months of fiscal 1996.

RESULTS OF OPERATIONS

Comparison of Third Quarter Fiscal 1996 to Third Quarter Fiscal 1995

Current quarter sales of $4.44 billion were $250 million or 6.0% above the $4.19 billion reported in the third quarter of last year. Packaged Foods sales increased 2.9% to $2.23 billion while Packaged Consumer Products sales increased 9.3% to $2.21 billion.

Businesses acquired net of businesses sold subsequent to the start of the third quarter of last year increased sales by approximately 1.8 percentage points. The weakening of the U.S. dollar relative to foreign currencies had the effect of increasing sales in fiscal 1996 by approximately 0.3 percentage points. Thus, on a comparable basis, sales increased approximately 3.9%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged Foods sales increased 1.6% while comparable Packaged Consumer Products sales increased 6.3% as compared to the third quarter of last year.

Cost of sales increased by $96 million or 3.7% while the gross profit margin was 38.7% in the current quarter compared to 37.3% in the third quarter of last year. Packaged Foods and Packaged Consumer Products gross profit margins increased and the mix of sales was more heavily weighted towards Packaged Consumer Products which have higher gross profit margins than Packaged Foods.

Selling, general and administrative expenses of $1.40 billion were $125 million or 9.8 % higher than the third quarter of last year. The increase was primarily due to increases in advertising and promotion expenses, acquisitions and the weakening of the U.S. dollar relative to foreign currencies. In addition, the mix of sales was more heavily weighted toward Packaged Consumer Products which have higher selling, general and administrative expenses as a percentage of sales than Packaged Foods. Net interest expense decreased from $47 million last year to $39 million in the current year primarily as a result of lower borrowing costs.

The effective tax rate increased from 33.0% to 34.0% of income before income taxes. This was primarily due to lower foreign taxes in the prior year.

Net income increased 13.2% to $188 million. Net income per share increased 12.1% to $0.37 per share from the $0.33 per share reported last year. The lower percentage increase in earnings per share compared to net income is attributable to higher shares outstanding.

Comparison of First Nine Months of Fiscal 1996 to First Nine Months of
Fiscal 1995

Net sales for the first nine months of fiscal 1996 were $14.00 billion or 6.6% higher than the $13.13 billion reported last year. Packaged Foods sales increased 8.4% to $7.08 billion and Packaged Consumer Products sales increased 4.8% to $6.92 billion. Adjusting sales for businesses sold and acquired subsequent to the start of fiscal 1995 and foreign currency fluctuations, sales increased by approximately 3.3%. After adjusting for business acquisitions and dispositions as well as foreign currency fluctuations, comparable Packaged Foods sales increased 2.2% while comparable Packaged Consumer Products sales increased 4.5% as compared to the first nine months of last year. Cost of sales increased by $491 million or 6% while the gross profit margin percentage was 38.0% in the first nine months of fiscal 1996 and 37.7% in the comparable period last year. The increase in Packaged Consumer Products gross profit margins more than offset slightly lower Packaged Foods gross margins and a sales mix which was more heavily weighted toward Packaged Foods which has lower gross profit margins than Packaged Consumer Products.

Selling, general and administrative expenses of $4.19 billion were $275 million or 7% higher than the first nine months of last year. The increase was primarily due to acquisitions, the weakening of the U.S. dollar relative to foreign currencies and increases in advertising and promotion expense in all of the Corporation's lines of business. Net interest expense was $132 million compared to $138 million in the prior year. The decrease resulted from lower borrowing costs.

The effective tax rate was 34.0% in the first nine months of fiscal 1996 and 34.4% in the first nine months of fiscal 1995.

Net income increased 12.7% to $657 million while net income per share increased 12.0% to $1.31 from $1.17 last year. The lower percentage increase in earnings per share compared to net income is attributable to higher shares outstanding.



FINANCIAL CONDITION

During the first nine months of fiscal 1996, cash and equivalents decreased by $35 million while borrowings increased by $105 million. The increase in borrowings is primarily attributable to business acquisitions and higher working capital requirements.



RESTRUCTURING

On June 6, 1994, the Corporation announced a restructuring of its worldwide operations which will result in the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees. Through March 30, 1996, 59 facilities have been closed and 7,038 employees severed. A reconciliation of the restructuring reserves through March 30, 1996 is presented on page 12 of this document.

Restructuring actions are expected to be substantially completed by December 1996, and the Corporation expects to fund the remaining costs of the plan from internal sources and available borrowing capacity.

Actions taken as part of the restructuring plan lowered operating costs by $110 million through the first nine months of fiscal 1996; however, a significant portion of this benefit has been used for business building and profit improvement initiatives. The Corporation expects the restructuring plan to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 million in fiscal 1998. Savings from the planned actions will be used for both business building initiatives and profit improvements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                    RECONCILIATION OF RESTRUCTURING RESERVES
                              AS OF MARCH 30, 1996
                                 (in millions)


                                                                          WRITEDOWN
                                                                         OF PROPERTY             RECOGNITION OF
                                                                       AND INVESTMENTS            CURTAILMENT
                                                     ORIGINAL               TO NET              LOSS AND SPECIAL
                                                   RESTRUCTURING          REALIZABLE              TERMINATION
                                                     RESERVES                VALUE                  BENEFITS
                                                ----------------    -------------------    ----------------------
Anticipated Losses Associated with Disposal
     of Land, Buildings and Improvements,
     and Machinery and Equipment                $            289    $              (289)   $                   --

Anticipated Expenditures to Close and
     Dispose of Idle Facilities - Includes
     $33 Non-Cancelable Lease Obligations                    112                     --                        --

Anticipated Severance Benefits                               239                     --                        --

Pension Benefits Associated with Severed
     Employee Group                                           33                     --                       (33)

Anticipated Losses Associated with the
     Disposal of Certain Businesses                           59                    (15)                       --
                                                ----------------    -------------------    ----------------------
                                                             732                   (304)                      (33)
Foreign Exchange Impacts                                      --                     --                        --
                                                ----------------    -------------------    ----------------------
     Total Restructuring Reserves               $            732    $              (304)   $                  (33)
                                                ================    ===================    ======================

                                                                                          RESTRUCTURING
                                                                         FOREIGN            RESERVES
                                                     CASH               EXCHANGE              AS OF
                                                    PAYMENTS             IMPACTS         MARCH 30, 1996
                                                ----------------    ----------------   ------------------
Anticipated Losses Associated with Disposal
     of Land, Buildings and Improvements,
     and Machinery and Equipment                $             --    $             --   $               --

Anticipated Expenditures to Close and
     Dispose of Idle Facilities - Includes
     $33 Non-Cancelable Lease Obligations                    (46)                 --                   66

Anticipated Severance Benefits                              (147)                 --                   92

Pension Benefits Associated with Severed
     Employee Group                                           --                  --                   --

Anticipated Losses Associated with the
     Disposal of Certain Businesses                          (44)                 --                   --
                                                ----------------    ----------------   ------------------
                                                            (237)                 --                  158
Foreign Exchange Impacts                                      --                  15                   15
                                                ----------------    ----------------   ------------------
     Total Restructuring Reserves               $           (237)   $             15   $              173
                                                ================    ================   ==================

                                    PART II

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


                                                     PAGE NUMBER OR
        EXHIBIT                                    INCORPORATED HEREIN
        NUMBER          DESCRIPTION                  BY REFERENCE TO
      ---------  ----------------------------  --------------------------

         11      Computation of Net Income                 15
                 Per Common Share

         12.1    Computation of Ratio of
                 Earnings to Fixed Charges                 17

         12.2    Computation of Ratio of
                 Earnings to Fixed Charges
                 and Preferred Stock Dividend
                 Requirements                              18

          27     Financial Data Schedule                   19


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


                                          SARA LEE CORPORATION
                                          --------------------

                                               (Registrant)


                                          By: /s/ Wayne R. Szypulski
                                             --------------------------------
                                                Wayne R. Szypulski
                                                Vice President and Controller


DATE:  May 13, 1996