Form 10-K405
period 1996-06-29
LEE SARA CORP
filed 1996-09-25
CIK 23666

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K
(MARK ONE)
    /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 29, 1996

                                       OR

    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM
                              ---------------- TO
                                ----------------
                         COMMISSION FILE NUMBER 1-3344

                                ----------------

                              SARA LEE CORPORATION
             (Exact name of registrant as specified in its charter)

             MARYLAND                             36-2089049
     (State of Incorporation)        (I.R.S. Employer Identification No.)
    THREE FIRST NATIONAL PLAZA
         CHICAGO, ILLINOIS                        60602-4260
  (Address of principal executive                 (Zip Code)
             offices)

       Registrant's telephone number including area code: (312) 726-2600

                                ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                                   ON WHICH REGISTERED
- ---------------------------------------------  ------------------------------------------------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                 --------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of September 3, 1996, the aggregate market value of the voting stock (based upon the closing price per share of Common Stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was $15,312,636,964.

    On September 1, 1996, the registrant had outstanding 485,182,003 shares of common stock of $1.33 1/3 par value, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement, dated September 20, 1996, are incorporated by reference into Items 10-12 of Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                      (A) GENERAL DEVELOPMENT OF BUSINESS

    Sara Lee Corporation ("Sara Lee" or the "Corporation") is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. It was incorporated in Baltimore, Maryland in 1939 as the C.D. Kenney Company and adopted its current name in 1985.

    For the past five years, the main focus of Sara Lee has been to continue to build brand equity and improve returns. These objectives were pursued through the introduction of new products, the expansion of existing products into new markets, and a significant commitment to marketing support in order to build leadership brands. In fiscal 1996, Sara Lee spent $1.8 billion to retain and grow the equity its brands have with customers, and to support its stable of value-added, high-margin products in its four industry segments, Packaged Meats and Bakery, Coffee and Grocery, Household and Body Care and Personal Products. This amount represents an increase of 9.8% over fiscal 1995.

    During fiscal 1996, Sara Lee continued to implement its worldwide restructuring program, which was announced in the latter part of fiscal 1994. As of June 29, 1996, Sara Lee had closed 91 manufacturing and distribution facilities, terminated 9,422 employees and substantially completed the planned restructuring.

SARA LEE PACKAGED MEATS AND BAKERY

    Sara Lee Packaged Meats continued its focus on high-margin, value-added products in fiscal year 1996. On a worldwide basis, unit volumes decreased 1%, although sales and profits increased. Sara Lee continued to introduce new food products during fiscal 1996, with an emphasis on "better-for-you" products and convenience foods. Several Sara Lee meat brands introduced no-fat or reduced-fat products in fiscal 1996 as well as an increased selection of convenience products. Reduced-fat products now account for more than 30% of Sara Lee's retail meat sales.

    In fiscal 1997, Sara Lee pursued its objectives of building brands and increasing business outside the United States through its acquisition of Aoste, a leading processed meats company in France and one of Europe's largest processed meats producers. The company manufactures processed meats under the major brand names of AOSTE, JUSTIN BRIDOU and COCHONOU. As a result of the acquisition, Sara Lee is the largest processed meats company in the world.

    Sara Lee Bakery maintained its leadership position as the top frozen baked goods brand in the United States, the United Kingdom and Australia in fiscal 1996. Sara Lee Bakery also introduced and/or expanded its distribution of a number of new products. In fiscal 1996, worldwide unit volume, excluding acquisitions, declined 1% for the fiscal year, reflecting weak frozen bakery industry trends. In fiscal 1996, Sara Lee expanded its fresh-baked line, added several value-added variations of core frozen products and continued to test-market a line of single-serve snacks. Sara Lee fresh baked items now account for 25% of total Bakery revenues in its core markets. The products are sold in approximately one-third of U.S. markets. In fiscal 1997, the Bakery launched four new reduced-fat versions of some of its most popular fresh baked goods: Sara Lee Reduced Fat Original Cheesecake, Apple Pie, Cheese Coffee Cake and Regular Pound Cake. In addition, Sara Lee Bakery's foodservice unit introduced a variety of new products, including a line of premium desserts.

    Sara Lee Foodservice's business, PYA/Monarch, strengthened its position as the leading foodservice distributor in the southeastern United States and the fourth-largest full-line foodservice company in the nation with the acquisition of Bass & Swaggerty, a Florida-based foodservice distributor in fiscal 1997. Sara Lee continues to focus on low-cost production, customer service and increasing unit volumes.

SARA LEE COFFEE AND GROCERY

    During fiscal 1996, the Coffee and Grocery line of business introduced new items to meet growing consumer demand for premium and specialty products, including DOUWE EGBERTS ICED COFFEE in the Netherlands and Spain. For the out-of-the-home market, Coffee and Grocery introduced an advanced version of the CAFITESSE system of coffee serving. Sara Lee also acquired the sweeteners and low-calorie food lines of Bayer AG in Germany. The acquisition includes NATREEN and NATRENA tabletop sweetners. Sara Lee has the largest market share in roasted coffee products in four European markets and leading positions in a number of other countries.

    Green coffee costs followed a downward trend in fiscal 1996 and consumer prices, in turn, moderated leading to increased sales volumes.

    New tea products were launched during the fiscal year. In the Netherlands, major product introductions under the PICKWICK brand were PICKWICK TRADITIONS tea, the traditional black tea blends for restaurants and hotels. PICKWICK Fresh Tea was also made available in the Netherlands. Despite limited consumer purchasing power in Russia, PICKWICK sales continue to grow as distribution is expanded.

SARA LEE HOUSEHOLD AND BODY CARE

    Sara Lee Household and Body Care continued to grow and posted increased sales and profits for fiscal 1996 on the strength of its growing core businesses in shoe care, body care and insecticides and its direct selling business. Product developments in Sara Lee's shoe care business continued in fiscal 1996, with the introduction of shoe accessories, such as inner soles and laces, as well as cleaning products for nontraditional footwear. The Company's shoe care business in China increased its sales over the previous year.

    Sara Lee is also a market leader in Europe in the body care category, with bath and shower, baby care and toiletry products marketed under the SANEX, DUSCHDAS, RADOX, BADEDAS, ZWITSAL, WILLIAMS, BRYLCREEM, FISSAN and PRODERM brands. In fiscal 1996, Sara Lee also acquired the DELIAL, SATINA and QUENTY brands from Bayer AG.

    Sara Lee's Direct Selling business in its largest market, Mexico, was negatively affected by economic instability in Mexico. Nevertheless, House of Fuller increased the number of sales representatives to 200,000 and expanded product offerings and promotional activities. Sara Lee's direct selling business expanded into China and Uruguay during fiscal 1996.

SARA LEE PERSONAL PRODUCTS

    Sara Lee Intimates grew worldwide unit volumes 3% launching new styles and brand extensions in its BALI, DIM, HANES HER WAY, JUST MY SIZE, PLAYTEX and WONDERBRA brands. During fiscal 1996, Sara Lee maintained its number-one position in the intimate apparel markets in the United States, Canada and Mexico. In early fiscal 1997, Sara Lee acquired Lovable Italiano in Italy, which will expand Sara Lee's presence in intimate apparel in Europe, where DIM, PLAYTEX, WONDERBRA and ROSY are already well-established intimate apparel brands.

    Sara Lee Accessories opened its Pacific Rim COACH flagship store in Waikiki. Coach also introduced the new BERKELEY line in fiscal 1996 and a limited introduction of COACH footwear for men and women. During fiscal 1997, COACH men's apparel will be introduced on a limited basis in COACH stores. Sara Lee also continued to relaunch Mark Cross, a premium leather goods company.

    Sara Lee Knit Products focused on value-added products and cost-effective manufacturing and sourcing in fiscal 1996. In fiscal 1996, Sara Lee captured the number-one market position for U.S. men's and boys' underwear. Volume gains in worldwide activewear and flat or declining volumes for some categories of underwear resulted in flat volumes on a worldwide basis. In the U.S. women's and girls' panties category,

HANES HER WAY and other Sara Lee brands maintained their number-one position. Sara Lee's strategic focus for the U.S. underwear market is the development of new, value-added products. This includes an expanded array of boxer-brief styles and fashion underwear for men and more upscale panty styles for women.

    In fiscal 1996, Sara Lee took major steps to broaden its reach beyond the mass merchandise channel via new licensing agreements. Principal among them was an agreement for a Polo/Ralph Lauren collection of men's and women's underwear and loungewear, to be sold in department stores beginning in the second half of fiscal 1997. Sara Lee's worldwide activewear business posted increased unit volumes for the 1996 fiscal year.

    For all apparel categories, Sara Lee capitalized on its partnership agreement with the 1996 Olympic Games to strengthen the equity of both the Hanes and Champion brands.

    Sara Lee Hosiery continued to respond to changing market forces in the hosiery area during fiscal 1996 through the introduction of shaping and toning products, new colors and textures, increased durability and special occasion hosiery. The global market for sheer hosiery continued to exhibit weakness, and unit volumes fell 9%. However, profits for Sara Lee's worldwide sheer hosiery business increased. In the United States, Sara Lee Hosiery continued to decrease production capacity and improve inventory flow to maximize efficiencies, returns and profitability. In Europe, Sara Lee continued to reduce manufacturing overhead and excess sheer hosiery capacity.

    Sara Lee introduced an array of value-added products designed for comfort, contouring, beauty and durability in fiscal 1996. Hanes' fiscal 1996 launch of RESILIENCE hosiery was the Corporation's most successful to date. L'eggs hosiery also introduced the RELIANCE line in fiscal 1996. The licensed DONNA KARAN and DKNY designer brands have performed well. In Europe, Sara Lee introduced several new hosiery products including JAMBES FINES ET LEGERES ("slim and fit legs") under the DIM brand and FILODORO SLIM UP and PHILIPPE MATIGNON ALL DAY-UP hosiery in Italy.

               (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Sara Lee's businesses are classified into four industry segments: Packaged Meats and Bakery, Coffee and Grocery, Household and Body Care and Personal Products. The financial information about Sara Lee's industry segments can be found on page F-21 of this Report.

                     (C) NARRATIVE DESCRIPTION OF BUSINESS

SARA LEE PACKAGED MEATS AND BAKERY

    Sara Lee Packaged Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions throughout the United States, Europe and Mexico. Sales are transacted through Sara Lee's own sales force, brokers and institutional buyers. Some of the more prominent brands in the United States within this category include BALL PARK, BEST'S KOSHER, BRYAN, HILLSHIRE FARM, HYGRADE, JIMMY DEAN, KAHN'S, MR. TURKEY, SARA LEE and SINAI 48. Sara Lee's more prominent European brands include STEGEMANN in the Netherlands, ARGAL in Spain and NOBRE in Portugal. Sara Lee has a 49.9% interest in AXA Alimentos, S.A. de C.V., which owns Kir Alimentos S.A. de C.V., a leading processed meats company in Mexico. In fiscal 1997, Sara Lee acquired Aoste, a leading processed meats company in France and one of Europe's largest processed meats producers. Aoste markets processed meats under the brand names of AOSTE, JUSTIN BRIDOU and COCHONOU. The Aoste acquisition will make Sara Lee the largest processed meats company in the world.

    The products offered by this line of business include smoked sausage, bacon, hot dogs, breakfast sausage, breakfast sandwiches, premium deli and luncheon meats, ham, turkey, and packaged lunch combinations. The ingredients -- pork, turkey and beef -- are purchased by Sara Lee from a variety of sources.

The prices of these raw materials fluctuate, depending primarily on supply and demand. Meat commodity costs rose in fiscal 1996. Because of the range of sources from which these raw materials are available, Sara Lee believes that it will continue to have access to adequate supplies.

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

    Sara Lee Bakery produces a wide variety of fresh and frozen baked and specialty items. Its core products are pies, cheesecakes, pound cakes and Danish pastries. These products are sold through supermarkets, foodservice distributors, bakery-deli and direct channels throughout the United States, United Kingdom, France, Mexico, Australia and numerous Asia-Pacific countries. Sales are transacted through Sara Lee's sales force and independent wholesalers and distributors. The key ingredients for these products -- butter, milk, sugar, fruits, eggs and flour -- are purchased from suppliers at prices that are subject to such influences as supply and demand, weather, and government price controls. Because of the number of sources from which such raw materials are generally available, Sara Lee believes it will continue to have access to adequate supplies.

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

    Sara Lee Foodservice's business is conducted principally under the PYA/Monarch name. With the acquisition of Bass & Swaggerty, a Florida based foodservice distributor in fiscal 1997, PYA/Monarch strengthened its position as the leading foodservice distributor in the southeastern United States. PYA/ Monarch is the fourth largest full-line foodservice company in the nation. This business distributes dry, refrigerated and frozen foods, paper supplies and foodservice equipment to institutional and commercial foodservice customers.

    The institutional foodservice distribution industry is highly competitive, with price and service being the major means by which Sara Lee Foodservice competes. This line of business generates lower margins on sales dollars than Sara Lee's other businesses. The foodservice business acounted for 10% or more of Sara Lee's consolidated revenues during fiscal years 1995 and 1996.

SARA LEE COFFEE AND GROCERY

    Sara Lee believes it is one of the top four coffee roasters in the world, and one of the top three in the European market. It has a significant presence in such countries as the Netherlands, Belgium, France, Denmark, Spain and Australia, and has established positions in Central and Eastern Europe through acquisitions and expanded sales efforts. While DOUWE EGBERTS is its European flagship brand, its other premium European coffee brands include MAISON DU CAFE, MARCILLA and MERRILD. Sara Lee's PICKWICK brand, an important brand in the European tea market, is expanding its current lines in an effort to appeal to younger consumers and has entered the Russian and Eastern European markets.

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

    The significant cost item in the production of coffee products is the price of green coffee, which varies depending on such factors as weather (which affects the quality and quantity of available supplies), consumer demand, the political climate in the producing nations, unilateral pricing policies of producing nations, speculation on the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee's competitors. Uncertainty over the availability of supplies resulted in extreme volatility in the price of green coffee in fiscal 1995, leading to the highest prices in recent years. In fiscal 1996, green coffee prices declined. Sara Lee anticipates that green coffee prices will continue to be affected due to uncertainty over the availability of future supplies. Sara Lee has and expects to continue to offset the negative effect of price increases through careful inventory management, cost cutting, and higher prices for its coffee products. Primarily due to the effect of lower green coffee costs on consumer buying habits, unit volume gains were posted for Sara Lee coffee brands in most European markets.

    The Sara Lee Coffee and Grocery line of business also manufactures rice products under the LASSIE brand in the Netherlands, snack and nut products under the DUYVIS, FELIX and BENENUTS brands in the Netherlands, Belgium and France, and cut and pipe tobacco under the Amphora, Drum and Van Nelle brands in Europe.

    The Sara Lee Coffee and Grocery business has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

SARA LEE HOUSEHOLD AND BODY CARE

    Sara Lee Household and Body Care is composed of three primary core categories: shoe care -- led by a worldwide line of Kiwi products; body care items -- led by the SANEX brand, but also including DUSCHDAS and BADEDAS and baby care products sold under the ZWITSAL, FISSAN and PRODERM names; and insecticides -- sold internationally under the CATCH, BLOOM, VAPONA and RIDSECT brand names. AMBI-PUR air fresheners, ZENDIUM and PRODENT oral care products, and BIOTEX and NEUTRAL specialty detergents are also important categories for Sara Lee. Body care items and insecticides are marketed principally in Europe as well as into the Asia-Pacific and Latin America markets. These products are sold through a variety of retail channels including supermarkets. These are very competitive businesses. Sara Lee seeks to maintain a competitive advantage by offering its customers superior quality and value.

    Sara Lee Direct Selling distributes a wide range of products -- cosmetics, fragrances, toiletries, personal products and jewelry -- through a network of independent sales representatives. This method of reaching the consumer has been particularly successful at the House of Fuller business in Mexico, the House of Sara Lee businesses in Indonesia and the Philippines, and the Avroy Shlain business in South Africa. Sara Lee also operates direct selling organizations in China and Uruguay. While this segment is very fragmented, Sara Lee believes it has an important position in many product lines in those countries in which it competes.

SARA LEE PERSONAL PRODUCTS

    The Personal Products line of business, which is headquartered in Winston-Salem, North Carolina, includes the Intimates, Accessories, Knit Products and Hosiery business groups.

    Sara Lee Intimates' business includes bras, panties and shapewear. These are manufactured and distributed under such labels as BALI, HANES HER WAY, PLAYTEX, WONDERBRA and DAISYFRESH in North America, and PLAYTEX and DIM in Europe. Sara Lee holds a leading position in the Mexican bra market through its PLAYTEX and HANES HER WAY brand and continued to build market share in Canada during fiscal 1996 through its PLAYTEX, WONDERBRA, DAISYFRESH and HANES HER WAY brands.

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

    Sara Lee Accessories' business involves the manufacture and marketing of premium leather products through its Coach division, under the COACH and MARK CROSS brands, and the manufacture and marketing of men's and women's gloves, slippers and knitwear through its Aris Isotoner division under the ARIS and ISOTONER brands. Coach and Mark Cross products are sold through department stores, catalog sales and Sara Lee stores while Aris Isotoner products are sold primarily to department stores. Coach now operates approximately 141 stores in the United States and 147 stores located outside the United States.

    Sara Lee Knit Products' business involves the manufacture and distribution of men's, women's and children's underwear and activewear (T-shirts, fleecewear and other jersey products for casualwear) in North America, South and Central America, Europe and the Asia-Pacific countries. These products are sold through Sara Lee's sales force to department stores, mass merchandisers, discount chains and the screen print trade. Principal brands in this category include CHAMPION, HANES, HANES HER WAY and RINBROS in North America, and ABANDERADO, PRINCESA, CHAMPION, HANES and DIM in Europe. Sara Lee believes that it has the leading market share in both the women's and girls' panties category in the United States, and in the heavily branded category of men's and boys' underwear in the United States, and the leading position in men's and boys' underwear in Mexico.

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

    The knit products business is highly competitive, with products relying on brand recognition, quality, price and loyalty. Sara Lee competes by offering superior value, making use of low-cost sourcing, marketing activities and utilizing its megabranding strategy. The megabrands strategy entails marketing various products through common packaging, promotion and advertising. The Knit Products business has accounted for 10% or more of Sara Lee's consolidated revenues during each of the past three fiscal years.

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

                                  SEASONALITY

    Sara Lee's Packaged Meats and Bakery businesses experience some seasonality. Sara Lee Packaged Meats' sales tend to be higher in the fourth fiscal quarter due to increased demand associated with the onset of the outdoor barbecuing season and various holidays. Sara Lee Bakery experiences increased demand for its products during the second quarter, driven principally by holiday buying. Sara Lee Personal Products, particulary Accessories and Knit Products, generally experience increased demand during the second quarter as a result of "back to school" purchases and the holiday season. The European hosiery business is somewhat seasonal in nature, unlike the domestic hosiery business, and tends to experience a reduced demand in the summer months.

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

                                   EMPLOYEES

    Sara Lee has approximately 135,300 employees worldwide.

        (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
                                AND EXPORT SALES

    Sara Lee's foreign operations are conducted primarily through wholly- or partially-owned subsidiaries incorporated outside the United States. Sara Lee's principal foreign subsidiary is Sara Lee/DE N.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands ("Sara Lee/DE"). Sara Lee indirectly owns a 100% interest in Sara Lee/DE, 41% in the form of voting shares and 59% in the form of depository receipts issued by the independent Stichting Administratiekantoor Douwe Egberts Sara Lee. Sara Lee/DE has responsibility for managing the Coffee and Grocery and Household and Body Care divisions of Sara Lee.

    The foreign operations of the Packaged Meats line of business are conducted through Sara Lee Processed Meats (Europe) B.V., while the foreign operations of Sara Lee Bakery are conducted through Kitchens of Sara Lee U.K. Ltd. and Kitchens of Sara Lee (Australia) Pty. Ltd.

    The Coffee and Grocery line of business is conducted by a number of subsidiaries, principally European, including Sara Lee/DE, Douwe Egberts Nederland B.V., Douwe Egberts France S.A., Douwe Egberts Espana S.A., Merrild Kaffe A/S, Douwe Egberts N.V., Compack Douwe Egberts Rt., Harris/DE Pty. Ltd., Balirny Douwe Egberts A.S. and Douwe Egberts Coffee Systems Nederland B.V.

    The Household and Body Care line of business is conducted by subsidiaries in over forty countries, principally Sara Lee/DE, Kiwi Brands Pty. Ltd., Kiwi France S.A., Kortman Intradal B.V., A/S Blumoller, Sara Lee/DE Espana S.A., Sara Lee Household and Personal Care U.K. Ltd., and Sara Lee/DE Italy S.p.A.

    The Personal Products line of business includes numerous foreign businesses, including Dim S.A., Grupo Sans, a division of Sara Lee/DE Espana S.A., Sara Lee Personal Products (Australia) Pty. Ltd., Pretty Polly, a division of Sara Lee UK Holdings Ltd., Vatter GmbH, the Filodoro Group, Sara Lee Hosiery, S.A. de C.V., Rinbros, S.A. de C.V., and a 60% interest in Maglificio Bellia S.p.A.

    The financial information about foreign and domestic operations can be found on page F-22 of this Report.

Item 2. Properties.

    Sara Lee operates 283 food processing and consumer product manufacturing plants, each containing more than 20,000 square feet in building area, in 27 states and 37 foreign countries. Sara Lee owns 220 and leases 63 of these plants. It also operates 126 warehouses containing more than 20,000 square feet in building area in 19 states and 22 foreign countries. Of these warehouses, 58 are owned and 68 are leased. The following table identifies the plants and warehouses presently owned or leased by Sara Lee that contain at least 250,000 square feet in building area.

                                                                                                     APPROXIMATE
                                                                                                    BUILDING AREA
              INDUSTRY SEGMENT AND                                                                    IN SQUARE
             DIVISION OR SUBSIDIARY               LOCATION                                              FEET
- ------------------------------------------------  ------------------------------------------------  -------------
PACKAGED MEATS AND BAKERY
Bil Mar Foods...................................  Zeeland, Michigan                                      577,000
Bryan Foods, Inc................................  West Point, Mississippi                                769,000
Hillshire Farm & Kahn's.........................  Alexandria, Kentucky                                   325,000
Hillshire Farm & Kahn's.........................  Cincinnati, Ohio                                       557,000
Hillshire Farm & Kahn's.........................  New London, Wisconsin                                  565,000
Kitchens of Sara Lee............................  Bridlington, United Kingdom                            285,000
PYA/Monarch, Inc................................  Charlotte, North Carolina                              290,000
PYA/Monarch, Inc................................  Lexington, South Carolina                              364,000
PYA/Monarch, Inc................................  Montgomery, Alabama                                    276,000
Sara Lee Bakery.................................  Forest, Mississippi                                    260,000
Sara Lee Bakery.................................  New Hampton, Iowa                                      294,000
Sara Lee Bakery.................................  Tarboro, North Carolina                                346,000
Sara Lee Bakery.................................  Traverse City, Michigan                                295,000

                                                                                                     APPROXIMATE
                                                                                                    BUILDING AREA
              INDUSTRY SEGMENT AND                                                                    IN SQUARE
             DIVISION OR SUBSIDIARY               LOCATION                                              FEET
- ------------------------------------------------  ------------------------------------------------  -------------
Sara Lee Processed Meats (Europe) B.V...........  Rio Maior, Portugal                                    348,000
Sara Lee Processed Meats (Europe) B.V...........  Miralcamp, Spain                                       260,000
COFFEE AND GROCERY
Douwe Egberts Van Nelle Tabaksmaatschappij
 B.V............................................  Rotterdam, the Netherlands                             605,000
Koninklijke Douwe Egberts B.V...................  Joure, the Netherlands                               1,094,000
Koninklijke Douwe Egberts B.V...................  Utrecht, the Netherlands                               577,000
Koninklijke Douwe Egberts B.V...................  Zaandam, the Netherlands                               367,000
Van Nelle International B.V.....................  Joure, the Netherlands                                 301,000*
HOUSEHOLD AND BODY CARE
Kiwi Brands Inc.................................  Douglassville, Pennsylvania                            290,000
Kiwi Brands Pty. Ltd............................  Clayton, Australia                                     271,000
Sara Lee/DE Espana S.A..........................  Santiga, Spain                                         284,000*
Sara Lee/DE Germany.............................  Dusseldorf, Germany                                    333,000*
Sara Lee Household & Personal Care U.K.
 Limited........................................  Slough, England, United Kingdom                        318,000
PERSONAL PRODUCTS
Aris Isotoner...................................  Edison, New Jersey                                     297,000*
Canadelle Inc...................................  Montreal, Canada                                       289,000
Champion Products, Inc..........................  Laurel Hill, North Carolina                            368,000
Champion Products, Inc..........................  Gaffney, South Carolina                                294,000
Champion Products, Inc..........................  Perry, New York                                        253,000
Champion Products, Inc..........................  Dunn, North Carolina                                   289,000
Coach Leatherware...............................  Jacksonville, Florida                                  325,000*
Dim, S.A........................................  Autun, France                                          319,000
Filodoro Calze SpA..............................  Casalmoro, Italy                                       343,000
Filodoro Calze SpA..............................  Casalmoro, Italy                                       251,000
L'eggs Products.................................  Clarksville, Arkansas                                  321,000
L'eggs Products.................................  Rockingham, North Carolina                             440,000
Playtex Apparel, Inc............................  Dover, Delaware                                        424,000
Sara Lee Direct.................................  Rural Hall, North Carolina                             598,000*
Sara Lee Hosiery................................  East Rockingham, North Carolina                        330,000*
Sara Lee Hosiery................................  Winston-Salem, North Carolina                          770,000
Sara Lee Hosiery................................  Darlington, South Carolina                             287,000
Sara Lee Knit Products..........................  Eden, North Carolina                                   418,000
Sara Lee Knit Products..........................  Forest City, North Carolina                            340,000
Sara Lee Knit Products..........................  Galax, Virginia                                        424,000
Sara Lee Knit Products..........................  Martinsville, Virginia                                 704,000*
Sara Lee Knit Products..........................  Mountain City, Tennessee                               562,000
Sara Lee Knit Products..........................  Rabun Gap, Georgia                                     754,000
Sara Lee Knit Products..........................  Rural Hall, North Carolina                             931,000
Sara Lee Knit Products..........................  Sanford, North Carolina                                275,000
Sara Lee Knit Products..........................  Winston-Salem, North Carolina                          568,000
Sara Lee Knit Products..........................  Greenwood, South Carolina                              500,000
Sara Lee Sock Company...........................  Kernersville, North Carolina                           340,000
Vatter GmbH.....................................  Rheine, Germany                                        482,000

- ------------

  * These facilities are leased; the remainder are owned by Sara Lee.

Item 3. Legal Proceedings.

    As a result of environmental audits of its facilities undertaken by Sara Lee pursuant to a consent agreement entered into between Sara Lee and the U.S. Environmental Protection Agency ("EPA"), Sara Lee disclosed to the EPA various alleged violations of certain notification and reporting regulations under various federal environmental statutes. The EPA initially calculated that the stipulated penalties for these alleged notification and reporting violations totalled approximately $2.46 million. Sara Lee is contesting the EPA's calculation of the amount of the stipulated penalties and is negotiating a settlement with the EPA with respect to these alleged violations.

    In addition to the foregoing, Sara Lee is a party to various pending legal proceedings and claims. Although the outcome of such matters cannot be determined with certainty, Sara Lee's General Counsel and management are of the opinion that the final outcomes should not have a material adverse effect on Sara Lee's results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

    Not Applicable.

                         EXECUTIVE OFFICERS OF SARA LEE

    Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1996 (the "Proxy Statement").

    The following is a list of names and ages of all current executive officers of Sara Lee indicating positions and offices with Sara Lee held by each such person. All such persons have been elected by, and hold office at the pleasure of, the Board of Directors. No person other than those listed below has been chosen to become an executive officer of Sara Lee.

                                                        AGE AS OF                                              FIRST
                                                       OCTOBER 31,                                          ELECTED AN
                       NAME                               1996             OFFICES AND POSITIONS HELD         OFFICER
- ---------------------------------------------------  ---------------  ------------------------------------  -----------
John H. Bryan......................................            60     Chairman of the Board, Chief             3/28/74
                                                                      Executive Officer and Director
Michael E. Murphy..................................            60     Vice Chairman, Chief Administrative      6/28/79
                                                                      Officer and Director
Donald J. Franceschini.............................            61     Executive Vice President and             8/27/92
                                                                      Director
C. Steven McMillan.................................            50     Executive Vice President and             3/31/83
                                                                      Director
Gary C. Grom.......................................            50     Senior Vice President -- Human          10/25/90
                                                                      Resources
Janet Langford Kelly...............................            38     Senior Vice President, Secretary and    11/25/95
                                                                      General Counsel
Paul J. Lustig.....................................            46     Senior Vice President -- Corporate       7/1/93*
                                                                      Strategy
Mark J. McCarville.................................            50     Senior Vice President -- Corporate       6/24/82
                                                                      Development
Frank L. Meysman...................................            44     Senior Vice President                    3/31/94
Judith A. Sprieser.................................            43     Senior Vice President and Chief          11/1/94
                                                                      Financial Officer

- ------------

* Mr. Lustig assumed the duties of an executive officer (as defined in Rule 3b-7 under the Securities Exchange Act of 1934, as amended) of Sara Lee as of December 11, 1995.

    There are no family relationships between any of the above-named executive officers and directors.

    Each of the executive officers listed above has served Sara Lee or its subsidiaries in various executive capacities for the past five years except Donald J. Franceschini and Janet Langford Kelly.

    Prior to his election, Mr. Franceschini served in various executive capacities at Playtex Apparel, Inc. prior to its acquisition by Sara Lee. Before joining Sara Lee, Ms. Kelly was a partner in the Chicago office of Sidley & Austin.

                                    PART II

Item 5. Market for Sara Lee's Common Equity and Related Stockholder Matters.

    Sara Lee's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of September 1, 1996, Sara Lee had approximately 91,500 holders of record of its Common Stock. Information about the high and low sales prices for each full quarterly period and the amount of cash dividends declared on Sara Lee's Common Stock during the past three fiscal years is set forth on page F-23 of this Report.

Item 6. Selected Financial Data.

    The requisite financial information for Sara Lee for the five fiscal years ending June 29, 1996, is set forth on pages F-2 and F-3 of this Report. Such information should be read in conjunction with the consolidated Financial Statements and related Notes to Financial Statements on pages F-4 through F-23 of this Report.

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

RESULTS OF OPERATIONS

    Net sales increased 5.1% to $18.6 billion in 1996, from $17.7 billion in 1995 and $15.5 billion in 1994. Business acquisitions and improved product mix were the primary contributing factors in the 1996 increase. The increase in 1995 was due to higher unit volumes and improved product mix, as well as the strengthening of foreign currencies relative to the U.S. dollar and business acquisitions. Excluding the effects of foreign currencies and acquisitions and dispositions, sales dollars increased 3% in 1996 and 6% in 1995.

    The gross profit margin was 38.4% in 1996, compared with 37.8% in 1995 and 37.6% in 1994. The increase in 1996 was attributable to improved margins in the Corporation's Personal Products and Coffee and Grocery operations, offset in part by lower margins in the Packaged Meats and Bakery operations. Improved margins in the Corporation's Personal Products and Packaged Meats and Bakery operations, offset in part by lower Coffee and Grocery margins, generated the increase in 1995.

    In the fourth quarter of 1994, the Corporation provided for the cost of restructuring its worldwide operations, which reduced 1994 income before income taxes, net income and net income per common share by $732 million, $495 million and $1.03, respectively. The 1994 operating income (pretax earnings before interest and corporate expense) included charges for restructuring as follows:
Personal Products-$630 million; Household and Body Care-$55 million; Coffee and Grocery-$25 million; and Packaged Meats and Bakery-$22 million.

    The planned restructuring activities included the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees. As of June 29, 1996, the Corporation had closed 91 manufacturing and distribution facilities, terminated 9,422 employees and substantially completed the planned restructuring actions. The restructuring reserve is analyzed in the Restructuring Provision note to the financial statements on page F-16. Of the total provision of $732 million, non-cash charges of $304 million related to the excess of the net book value of plants to be closed and businesses to be sold over the estimated sales proceeds. The balance of the restructuring provision primarily represented cash outflows. As of June 29, 1996, the Corporation has continuing obligations associated with the disposal of closed facilities of $57 million and continuing severance benefits due to individuals impacted by the restructuring of $38 million. These obligations are classified as current liabilities.

    As a result of the restructuring, operating costs were lowered by $169 million and $89 million in 1996 and 1995, respectively. These savings primarily resulted from lower plant overhead and labor costs. The Corporation expects the restructuring plan to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 million in 1998. Savings from the planned actions have been and will be used for both business-building initiatives and profit improvement.

    Operating income increased 12.3% to $1.8 billion in 1996 from $1.6 billion in 1995, with each of the Corporation's business segments reporting increases in excess of 10%. Packaged Meats and Bakery operating income increased 10.2%, primarily as a result of business acquisitions offset in part by lower gross margins and lower unit sales volumes. Operating income in the Coffee and Grocery segment increased 14.2% over 1995 as a result of improved gross margins, higher unit sales volumes, the strengthening of foreign currencies relative to the U.S. dollar and acquisitions. The 10.8% increase in the income of the Corporation's Personal Products businesses largely was due to improved gross margins resulting from a continued emphasis on sales of high-margin, value-added products in each of the segment's worldwide businesses and the impact of the 1994 restructuring. The Household and Body Care segment operating income increased 18.5% in 1996 as a result of improved gross margins and sales, offset in part by the weakening of the Mexican peso relative to the U.S. dollar. Excluding the effects of acquisitions and fluctuations in foreign exchange rates, the Corporation's total operating income increased 10% as compared to 1995.

    In 1995, operating income increased 17.0% from the prior year after excluding the impact of the restructuring from 1994 results. Packaged Meats and Bakery operating income was 12.6% higher in 1995 as compared to 1994, primarily as a result of acquisitions, improved gross margins and higher sales volumes in base businesses. The Coffee and Grocery increase of 25.2% largely resulted from the strengthening of foreign currencies relative to the U.S. dollar, offset in part by lower unit sales volumes. The 17.6% increase in 1995 Personal Products operating income as compared to 1994 was primarily due to improved gross margins and unit sales volumes as well as the impact of acquisitions and the 1994 restructuring. Household and Body Care operating income increased 8.9% in 1995, largely as a result of sales increases and the strengthening of foreign currencies relative to the U.S. dollar. Excluding the effects of acquisitions, fluctuations in foreign exchange rates and the 1994 restructuring charge, the Corporation's operating income increased 7% in 1995.

    Net interest expense was $173 million in 1996, compared with $185 million in 1995 and $145 million in 1994. The lower interest expense in 1996 was primarily due to lower average borrowings and lower average interest rates during the year. The increase in 1995 over 1994 was largely due to higher interest rates.

    Unallocated corporate expenses are costs not directly attributable to specific segment operations and were $242 million in 1996, $192 million in 1995 and $98 million in 1994. Unallocated corporate expenses in both 1996 and 1995 were negatively impacted by the costs of hedging foreign currency movements, expenses associated with minority interests in subsidiaries and higher administrative costs.

    The effective tax rate was 33.5% in 1996, 34.1% in 1995 and 39.9% in 1994. Excluding the impact of unusual items in 1994, the effective tax rate was 35.0%. The reduction of the tax rate in 1996 and 1995 was primarily due to increased earnings in certain foreign jurisdictions that have lower tax rates than the United States.

    In fiscal 1994, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this mandated accounting change was a one-time charge of $35 million, or $.07 per share.

    1996 net income increased 14.0% to $916 million, and primary earnings per share increased 13.0% to $1.83. The lower percentage increase in earnings per share compared to net income is primarily attributable to higher shares outstanding. Excluding the effects of the 1994 restructuring charge and the cumulative effect of the accounting change, 1995 net income increased 10.3% to $804 million, and earnings per share increased 10.2% to $1.62.

    During 1996, the Corporation acquired several companies for an aggregate purchase price of $216 million in cash. The principal acquisition was the European skin care and sweetener businesses of Bayer AG. Subsequent to the close of 1996, the Corporation acquired Aoste, a European manufacturer and marketer of processed meat products, for $500 million in cash.

    During 1995, the Corporation acquired several companies for an aggregate purchase price of $168 million in cash. The principal acquisition was the Imperial Meats Group, a European manufacturer and distributor of processed meats. Also during 1995, the Corporation acquired the remaining outstanding shares of Consolidated Foodservice Companies, a domestic foodservice distribution business (Packaged Meats and Bakery). Common stock having a value of $55 million was issued in July 1995 as consideration for the Consolidated Foodservice Companies acquisition.

    During 1994, the Corporation acquired several companies for an aggregate purchase price of $412 million in cash. The principal acquisitions were the European personal care businesses of SmithKline Beecham (Household and Body
Care), Kiwi Brands (Pty.) Ltd. and subsidiaries (Household and Body Care and Personal Products), and Maglificio Bellia S.p.A. (Personal Products).

    No material divestments were made in the last three years.

    During the past three years, the general rate of inflation has averaged 2%. Additionally, approximately 30% of the Corporation's inventories are valued on the last-in, first-out basis. As a result, much of the current cost of production is reflected in operating results and not retained as a component of inventory.

FINANCIAL POSITION

    Net cash provided from operating activities was $1.3 billion in 1996 as compared to $1.4 billion in 1995 and $839 million in 1994. The 1996 results were impacted by increased year-end working capital requirements. Average short-term borrowings used to finance working capital requirements were, however, lower than in 1995. The favorable 1995 results in comparison to 1994 were due in part to improved gross margins, operating efficiencies resulting in part from the 1994 restructuring, and improved working capital management.

    Net cash used in investment activities was $693 million in 1996, $517 million in 1995 and $937 million in 1994. Higher capital expenditures and business acquisitions were the primary reasons for the increased 1996 cash use. Capital expenditures were $542 million in 1996, $480 million in 1995 and $628 million in 1994. A significant portion of these expenditures was for the reduction of manufacturing and distribution costs, and for expansion of capacity to meet internal growth. The Corporation expects 1997 capital expenditures to approximate $550 million. The 1997 expenditures will be funded from internal sources and available borrowing capacity. The Corporation retains substantial flexibility to adjust its spending levels in order to act upon other opportunities, including business acquisitions and stock repurchases.

    During 1996, cash of $555 million was used for financing activities, primarily to repay $150 million of debt and pay dividends of $395 million. During 1995, cash of $853 million was used for financing activities, principally to repay $459 million of debt and pay dividends of $358 million. During 1994, cash of $42 million was used in financing activities. In 1994, a domestic subsidiary of the Corporation issued $200 million of equity securities, the proceeds of which were used to purchase shares of the Corporation's common stock. As of June 29, 1996, the total-debt-to-total-capital ratio decreased to 29.6% from 33.8% at July 1, 1995. The current capital structure is within the Corporation's objective of maintaining a total-debt-to-total-capital ratio of no more than 40% over time, and provides sufficient financial flexibility to pursue business opportunities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of Sara Lee.

    For information with respect to the executive officers of Sara Lee, see "Executive Officers of Sara Lee" on pages 10 and 11 of this Report. For information with respect to the directors of Sara Lee, see "Election of Directors" on pages 2 through 8 of the Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation.

    The information set forth in the Proxy Statement on pages 12 through 21, under the caption "Executive Compensation," and on pages 21 and 22, under the caption "Retirement Plans," is incorporated herein by reference; provided, however, that the Report of the Compensation and Employee Benefits Committee on Executive Compensation and the Performance Graph contained therein is specifically excluded and shall not be deemed so incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    (a) No person or "group" (as that term is used in Section 3(d)(3) of the Securities Exchange Act of 1934) is known by Sara Lee to beneficially own more than 5% of any class of Sara Lee's voting securities, except that, as of September 1, 1996, State Street Bank & Trust Company of Boston, as trustee ("Trustee") of the Sara Lee Corporation Employee Stock Ownership Plan ("ESOP"), held in trust 4,396,280 shares (100% of the outstanding shares) of Sara Lee's Employee Stock Ownership Plan Convertible Preferred Stock ("ESOP Stock"), of which 1,343,615 shares (30.56%) were allocated to participant accounts and 3,052,665 shares (69.44%) were unallocated shares. Each ESOP participant is entitled to direct the Trustee how to vote the shares allocated to such participant's account, as well as a proportionate share of unallocated or unvoted shares. The ESOP Stock votes as a class with the Common Stock and each share of ESOP Stock is entitled to 5.133 votes. Each share of ESOP Stock is convertible into four shares of Sara Lee Common Stock.

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

Item 13. Certain Relationships and Related Transactions.

    During fiscal 1996, Sara Lee paid fees for legal services performed by the law firm of Sidley & Austin, to which Newton N. Minow is of counsel, and the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., of which Vernon E. Jordan, Jr. is a senior partner. Sara Lee paid fees for banking services to an affiliate of First Chicago NBD Corporation, of which Richard L. Thomas is the Retired Chairman. Each of the above individuals is a director of Sara Lee.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                               PAGE
                                                                                                             ---------
(a) 1.  FINANCIAL STATEMENTS
       Report of Independent Public Accountants............................................................        F-1

       Consolidated Statements of Income -- Years ended July 2, 1994, July 1, 1995 and June 29, 1996.......        F-4

       Consolidated Balance Sheets -- July 2, 1994, July 1, 1995 and June 29, 1996.........................        F-5

       Consolidated Statements of Common Stockholders' Equity -- Balances at July 2, 1994, July 1, 1995 and
       June 29, 1996.......................................................................................        F-7

       Consolidated Statements of Cash Flows -- Years ended July 2, 1994, July 1, 1995 and June 29, 1996...        F-8

       Notes to Financial Statements.......................................................................        F-9

  2.  FINANCIAL STATEMENT SCHEDULES

       Report of Independent Public Accountants............................................................       F-24
       Schedule II -- Valuation and Qualifying Accounts....................................................       F-25

(b)    REPORTS ON FORM 8-K

        None.

(c) EXHIBITS                                                    PAGE/INCORPORATION BY REFERENCE
                                                                -------------------------------------------------
    (3a)     Articles of Restatement of the Charter as amended  Exhibit 4.1 to Registration Statement No.
                                                                33-35760 on Form S-8 dated July 6, 1990, and
                                                                Exhibit 3(a) to Report on Form 10-K for Fiscal
                                                                Year ened July 2,1994.

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

    (10)      1. 1979 Stock Option Plan, as amended             Exhibit 10 (1) to Report on Form 10-K for Fiscal
                                                                Year ended July 1, 1995

              2. 1981 Stock Option Plan, as amended             Exhibit 10 (11) to Report on Form 10-K for Fiscal
                                                                Year ended July 1, 1989

              3. 1988 Non-Qualified Stock Option Plan, as       Exhibit 10 (3) to Report on Form 10-K for Fiscal
                amended                                         Year ended July 1, 1995

              4. 1989 Incentive Stock Plan, as amended          Exhibit B to 1991 Proxy Statement dated September
                                                                20, 1991

              5. Supplemental Benefit Plan, as amended          Exhibit 10 (8) to Report on Form 10-K for Fiscal
                                                                Year ended June 30, 1990

    EXHIBITS                                                    PAGE/INCORPORATION BY REFERENCE
                                                                -------------------------------------------------
              6. Short-Term (Annual) Incentive Plan Fiscal      Exhibit 10 (6) to Report on Form 10-K for Fiscal
                Year 1995                                       Year ended July 1, 1995

              7. Accelerated Growth Incentive Plan Fiscal       Exhibit 10 (12) to Report on Form 10-K for Fiscal
                Years 1990-1994                                 Year ended June 30, 1990

              8. 1991 Non-Qualified Deferred Compensation Plan  Exhibit 10 (15) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended June 29, 1991

              9. 1992 Non-Qualified Deferred Compensation Plan  Exhibit 10 (15) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended June 27, 1992

             10. FY '93 Non-Qualified Deferred Compensation     Exhibit 10 (16) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended June 27, 1992

             11. 1993 Non-Qualified Deferred Compensation Plan  Exhibit 10 (19) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended July 3, 1993

             12. FY '94 Non-Qualified Deferred Compensation     Exhibit 10 (20) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended July 3, 1993

             13. 1994 Non-Qualified Deferred Compensation Plan  Exhibit 10 (14) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended July 2, 1994

             14. FY '95 Non-Qualified Deferred Compensation     Exhibit 10 (15) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended July 2, 1994

             15. Performance-Based Annual Incentive Plan        Appendix A to Proxy Statement dated September 20,
                                                                1995

             16. 1995 Long-Term Incentive Stock Plan            Appendix B to Proxy Statement dated September 20,
                                                                1995

             17. 1995 Non-Employee Director Stock Plan          Appendix C to Proxy Statement dated September 20,
                                                                1995
             18. Non-Qualified Deferred Compensation Plan for
                Outside Directors

             19. FY 1995-97 Long Term Performance Incentive
                Plan

             20. FY 1996-98 Long Term Performance Incentive
                Plan

             21. FY 1997-99 Long Term Performance Incentive
                Plan

             22. Non-Qualified Estate Builder Deferred          Exhibit 10 (17) to Report on Form 10-K for Fiscal
                Compensation Plan                               Year ended June 29, 1985

             23. Severance Policy for Corporate Officers        Exhibit 10 (19) to Report on Form 10-K for Fiscal
                                                                Year ended July 2, 1994

             24. Stockholder Rights Agreement                   Exhibit 4 to Report on Form 10-Q for the quarter
                                                                ended March 26, 1988

             25. Employment Agreement, dated November 9, 1994,  Exhibit 10 (22) to Report on Form 10-K for Fiscal
                between Sara Lee Corporation and Frank L.       Year ended July 1, 1995
                Meysman

    EXHIBITS                                                    PAGE/INCORPORATION BY REFERENCE
                                                                -------------------------------------------------
             26. Employment Agreement, dated November 9, 1994,  Exhibit 10 (23) to Report on Form 10-K for Fiscal
                between Sara Lee/ DE N.V. and Frank L. Meysman  Year ended July 1, 1995 and attachments (translated from Dutch)

    (11)        Computation of Net Income per Common Share

    (12)      1. Computation of Ratio of Earnings to Fixed
                Charges

              2. Computation of Ratio of Earnings to Fixed
                Charges and Preferred Stock Dividend
                Requirements

    (21)        List of Subsidiaries

    (23)        Consent of Arthur Andersen LLP

    (24) Powers of Attorney from those directors whose names appear on pages 19 and 20 hereof followed by an asterisk

    (27)        Financial Data Schedules

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Sara Lee Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 24, 1996

                                          SARA LEE CORPORATION

                                               By: /s/ JANET LANGFORD KELLY
                                          --------------------------------------
                                                   Janet Langford Kelly
                                                  Senior Vice President,
                                              Secretary and General Counsel

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 24, 1996.

                      SIGNATURE                                                 CAPACITY
- ------------------------------------------------------  ---------------------------------------------------------

                  /s/ JOHN H. BRYAN
     -------------------------------------------        Chairman of the Board, Chief Executive Officer and
                    John H. Bryan                       Director

                /s/ MICHAEL E. MURPHY
     -------------------------------------------        Vice Chairman, Chief Administrative Officer and Director
                  Michael E. Murphy

              /s/ DONALD J. FRANCESCHINI
     -------------------------------------------        Executive Vice President and Director
                Donald J. Franceschini

                /s/ C. STEVEN MCMILLAN
     -------------------------------------------        Executive Vice President and Director
                  C. Steven McMillan

                /s/ JUDITH A. SPRIESER
     -------------------------------------------        Senior Vice President and Chief Financial Officer
                  Judith A. Sprieser

                /s/ WAYNE R. SZYPULSKI
     -------------------------------------------        Vice President and Controller
                  Wayne R. Szypulski

                          *
     -------------------------------------------        Director
                   Paul A. Allaire

                          *
     -------------------------------------------        Director
               Frans H.J.J. Andriessen

                          *
     -------------------------------------------        Director
                   Duane L. Burnham

                          *
     -------------------------------------------        Director
                   Charles W. Coker

                      SIGNATURE                                                 CAPACITY
- ------------------------------------------------------  ---------------------------------------------------------


                          *
     -------------------------------------------        Director
                   Willie D. Davis

                          *
     -------------------------------------------        Director
                  Allen F. Jacobson

                          *
     -------------------------------------------        Director
                Vernon E. Jordan, Jr.

                          *
     -------------------------------------------        Director
                  James L. Ketelsen

                          *
     -------------------------------------------        Director
                  Hans B. van Liemt

                          *
     -------------------------------------------        Director
                    Joan D. Manley

                          *
     -------------------------------------------        Director
                   Newton N. Minow

                          *
     -------------------------------------------        Director
                Sir Arvi H. Parbo A.C.

                          *
     -------------------------------------------        Director
                  Rozanne L. Ridgway

                          *
     -------------------------------------------        Director
                  Richard L. Thomas

    *By Janet Langford Kelly as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

                                                 /s/ JANET LANGFORD KELLY
                                          --------------------------------------
                                                   Janet Langford Kelly
                                                   AS ATTORNEY-IN-FACT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
  SARA LEE CORPORATION:

    We have audited the accompanying consolidated balance sheets of SARA LEE CORPORATION (a Maryland corporation) AND SUBSIDIARIES as of June 29, 1996, July 1, 1995, and July 2, 1994, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended June 29, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sara Lee Corporation and Subsidiaries as of June 29, 1996, July 1, 1995, and July 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.

    As explained in the Notes to Financial Statements, the Corporation adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective July 4, 1993.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois,
July 29, 1996.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                               FINANCIAL SUMMARY

                                                                               COMPOUND              YEARS ENDED
                                                                             GROWTH RATE        ----------------------
                                                                        ----------------------   JUNE 29,    JULY 1,
                                                                         5 YEARS    10 YEARS       1996        1995
                                                                        ---------  -----------  ----------  ----------
                                                                                                 (DOLLARS IN MILLIONS
                                                                                                EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net sales.............................................................        8.5%        8.9%     $18,624     $17,719
Operating income......................................................       10.6        13.3        1,793       1,596
Income before income taxes............................................       10.7        14.5        1,378       1,219
Net income............................................................       11.4        15.2          916         804
Effective tax rate....................................................         --          --         33.5%       34.1%
- ----------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets..........................................................        9.2%       13.7%     $12,602     $12,431
Long-term debt........................................................         --          --        1,842       1,817
Redeemable preferred stock............................................         --          --          338         334
Common stockholders' equity...........................................       11.1        14.1        4,320       3,939
Return on average common stockholders' equity.........................         --          --         21.5%       21.4%
- ----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE (5)
Net income -- primary.................................................       11.1%       13.6%       $1.83       $1.62
    Average shares outstanding (in millions)..........................         --          --          485         480
Net income -- fully diluted...........................................       11.1        13.5         1.78        1.57
    Average shares outstanding (in millions)..........................         --          --          504         499
Dividends (6).........................................................       10.1        14.3          .74         .67
Book value at year-end................................................       10.2        12.7         8.91        8.20
Market value at year-end..............................................       10.0        13.8        32.50       28.50
- ----------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Capital expenditures..................................................        0.7%        9.3%        $542        $480
Depreciation..........................................................        8.5        12.4          454         436
Amortization of intangibles...........................................       14.4        22.8          180         170
Media advertising expense.............................................        9.0         8.6          444         422
Total advertising and promotion expense...............................       11.5        12.1        1,838       1,675
Common stockholders of record.........................................         --          --       91,300      93,400
Number of employees...................................................         --          --      135,300     149,100
- ----------------------------------------------------------------------------------------------------------------------

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

(5) Restated for the 2-for-1 stock splits in fiscal 1993, 1990 and 1987.

(6) Fiscal 1992 includes a $.12 special dividend.

    THE NOTES TO FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE
                               FINANCIAL SUMMARY.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                               FINANCIAL SUMMARY

                                                                                 YEARS ENDED
                                           ----------------------------------------------------------------------------------------
                                           JULY 2,   JULY 3,   JUNE 27,  JUNE 29,  JUNE 30,  JULY 1,   JULY 2,  JUNE 27,   JUNE 28,
                                           1994(1)   1993(2)   1992(3)     1991      1990    1989(4)   1988(2)    1987       1986
                                           --------  --------  --------  --------  --------  --------  -------  --------   --------
                                                                 (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net sales................................  $ 15,536  $ 14,580  $ 13,243  $ 12,381  $ 11,606  $ 11,718  $10,424  $ 9,155    $ 7,938
Operating income.........................       632     1,307     1,207     1,085       938       847     753       632        514
Income before income taxes...............       389     1,082     1,174       830       713       639     513       448        356
Net income...............................       199       704       761       535       470       410     325       267        223
Effective tax rate.......................      39.9%     34.9%     35.2%     35.5%     34.1%     35.8%   36.7 %    40.4%      37.2%
- -----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets.............................  $ 11,665  $ 10,862  $  9,989  $  8,122  $  7,636  $  6,523  $5,012   $ 4,192    $ 3,503
Long-term debt...........................     1,496     1,164     1,389     1,399     1,524     1,488     893       633        634
Redeemable preferred stock...............       331       357       351       344       338       182     225        75         75
Common stockholders' equity..............     3,326     3,551     3,382     2,550     2,292     1,915   1,575     1,416      1,155
Return on average common stockholders'
  equity.................................       5.1%     19.6%     24.7%     20.6%     20.9%     22.7%   21.1 %    20.5%      20.4%
- -----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE (5)
Net income -- primary....................  $    .37  $   1.40  $   1.54  $   1.08  $    .96  $    .88  $  .71   $   .59    $   .51
    Average shares outstanding (in
     millions)...........................       480       485       476       464       460       454     447       447        433
Net income -- fully diluted..............       .36      1.37      1.50      1.05       .93       .87     .71       .59        .50
    Average shares outstanding (in
     millions)...........................       498       504       497       485       480       456     447       447        434
Dividends (6)............................       .63       .56       .61       .46       .41       .35     .29       .24        .20
Book value at year-end...................      6.92      7.31      7.05      5.48      4.97      4.21    3.56      3.20       2.70
Market value at year-end.................     20.63     24.25     24.81     20.19     14.56     13.47    9.22     11.63       8.91
- -----------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Capital expenditures.....................  $    628  $    728  $    509  $    522  $    595  $    541  $  449   $   287    $   222
Depreciation.............................       414       383       354       302       268       215     198       168        142
Amortization of intangibles..............       154       139       118        92        83        65      53        34         23
Media advertising expense................       371       392       325       288       313       303     253       203        195
Total advertising and promotion
  expense................................     1,498     1,455     1,294     1,067     1,013       925     801       637        587
Common stockholders of record............    95,600    88,100    75,400    69,400    64,800    56,500  52,400    50,000     44,900
Number of employees......................   145,900   138,000   128,000   113,400   107,800   101,800  85,700    92,400     87,000
- -----------------------------------------------------------------------------------------------------------------------------------

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

(5) Restated for the 2-for-1 stock splits in fiscal 1993, 1990 and 1987.

(6) Fiscal 1992 includes a $.12 special dividend.

    THE NOTES TO FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE
                               FINANCIAL SUMMARY.

                     SARA LEE CORPORATION AND SUBSIDIAIRIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                          YEARS ENDED
                                                                                -------------------------------
                                                                                JUNE 29,    JULY 1,    JULY 2,
                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
                                                                                 (IN MILLIONS EXCEPT PER SHARE
                                                                                             DATA)
NET SALES.....................................................................  $  18,624  $  17,719  $  15,536
                                                                                ---------  ---------  ---------
Cost of sales.................................................................     11,470     11,023      9,700
Selling, general and administrative expenses..................................      5,603      5,292      4,570
Interest expense..............................................................        228        243        188
Interest income...............................................................        (55)       (58)       (43)
Restructuring provision.......................................................         --         --        732
                                                                                ---------  ---------  ---------
                                                                                   17,246     16,500     15,147
                                                                                ---------  ---------  ---------
Income before income taxes....................................................      1,378      1,219        389
Income taxes..................................................................        462        415        155
                                                                                ---------  ---------  ---------
NET INCOME BEFORE ACCOUNTING CHANGE...........................................        916        804        234
Cumulative effect of accounting change........................................         --         --        (35)
                                                                                ---------  ---------  ---------
NET INCOME....................................................................        916        804        199
Preferred dividends, net of tax...............................................        (27)       (28)       (24)
                                                                                ---------  ---------  ---------
Net income available for common stockholders..................................  $     889  $     776  $     175
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
NET INCOME PER COMMON SHARE -- PRIMARY
  Before cumulative effect of accounting change...............................  $    1.83  $    1.62  $     .44
  Cumulative effect of accounting change......................................         --         --       (.07)
                                                                                ---------  ---------  ---------
                                                                                $    1.83  $    1.62  $     .37
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Average shares outstanding..................................................        485        480        480
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
NET INCOME PER COMMON SHARE -- FULLY DILUTED
  Before cumulative effect of accounting change...............................  $    1.78  $    1.57  $     .43
  Cumulative effect of accounting change......................................         --         --       (.07)
                                                                                ---------  ---------  ---------
                                                                                $    1.78  $    1.57  $     .36
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Average shares outstanding..................................................        504        499        498
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 29,    JULY 1,    JULY 2,
                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
                                                                                  (DOLLARS IN MILLIONS EXCEPT
                                                                                          SHARE DATA)
ASSETS
Cash and equivalents..........................................................  $     243  $     202  $     189
Trade accounts receivable, less allowances of $197 in 1996, $192 in 1995 and
  $164 in 1994................................................................      1,728      1,653      1,472
Inventories
  Finished goods..............................................................      1,802      1,782      1,603
  Work in process.............................................................        381        423        361
  Materials and supplies......................................................        624        625        603
                                                                                ---------  ---------  ---------
                                                                                    2,807      2,830      2,567
Other current assets..........................................................        303        243        241
                                                                                ---------  ---------  ---------
Total current assets..........................................................      5,081      4,928      4,469
                                                                                ---------  ---------  ---------
Trademarks and other assets...................................................        636        615        634
Property
  Land........................................................................        132        136        131
  Buildings and improvements..................................................      1,924      1,879      1,746
  Machinery and equipment.....................................................      3,657      3,462      3,077
  Construction in progress....................................................        263        206        283
                                                                                ---------  ---------  ---------
                                                                                    5,976      5,683      5,237
  Accumulated depreciation....................................................      2,969      2,719      2,337
                                                                                ---------  ---------  ---------
Property, net.................................................................      3,007      2,964      2,900
Intangible assets, net........................................................      3,878      3,924      3,662
                                                                                ---------  ---------  ---------
                                                                                $  12,602  $  12,431  $  11,665
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                BALANCE SHEETS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 29,    JULY 1,    JULY 2,
                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
                                                                                 (IN MILLIONS EXCEPT SHARE DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable..................................................................  $     319  $     559  $   1,281
Accounts payable...............................................................      1,592      1,436      1,253
Accrued liabilities
  Payroll and employee benefits................................................        702        693        668
  Advertising and promotion....................................................        290        278        313
  Taxes other than payroll and income..........................................        207        218        206
  Income taxes.................................................................        101         66         13
  Other........................................................................      1,296      1,373      1,103
Current maturities of long-term debt...........................................        135        221         82
                                                                                 ---------  ---------  ---------
Total current liabilities......................................................      4,642      4,844      4,919
                                                                                 ---------  ---------  ---------
Long-term debt.................................................................      1,842      1,817      1,496
Deferred income taxes..........................................................        333        273        290
Other liabilities..............................................................        604        705        783
Minority interest in subsidiaries..............................................        523        519        520
Preferred stock (authorized 13,500,000 shares; no par value)
  Auction: Issued and outstanding -- 3,000 shares; redeemable at $100,000 per
    share......................................................................        300        300        300
  ESOP convertible: Issued and outstanding -- 4,468,303 shares in 1996,
    4,570,153 shares in 1995 and 4,678,857 shares in 1994......................        324        331        339
  Unearned deferred compensation...............................................       (286)      (297)      (308)
Common stockholders' equity
  Common stock: (authorized 600,000,000 shares; $1.33 1/3 par value) Issued and outstanding -- 485,054,554 shares in 1996, 480,656,301 shares in 1995 and
    480,765,240 shares in 1994.................................................        646        640        641
  Capital surplus..............................................................        141         67         76
  Retained earnings............................................................      3,783      3,252      2,799
  Translation adjustments......................................................       (227)         3       (170)
  Unearned restricted stock issued for future services.........................        (23)       (23)       (20)
                                                                                 ---------  ---------  ---------
Total common stockholders' equity..............................................      4,320      3,939      3,326
                                                                                 ---------  ---------  ---------
                                                                                 $  12,602  $  12,431  $  11,665
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                BALANCE SHEETS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                                                                                          UNEARNED
                                                                             COMMON   CAPITAL   RETAINED   TRANSLATION   RESTRICTED
                                                                     TOTAL   STOCK    SURPLUS   EARNINGS   ADJUSTMENTS     STOCK
                                                                     ------  ------   -------   --------   -----------   ----------
                                                                                (DOLLARS IN MILLIONS EXCEPT SHARE DATA)
BALANCES AT JULY 3, 1993...........................................  $3,551   $647     $  66     $3,056       $(194)        $(24)
Net income.........................................................     199     --        --        199          --           --
Cash dividends
  Common ($.625 per share).........................................    (298)    --        --       (298)         --           --
  Auction preferred ($2,732.33 per share)..........................      (8)    --        --         (8)         --           --
  ESOP convertible preferred ($5.4375 per share)...................     (26)    --        --        (26)         --           --
Stock issuances
  Stock option and benefit plans...................................      69      6        63         --          --           --
  Restricted stock, less amortization of $4........................       4     --         2         --          --            2
Reacquired shares..................................................    (224)   (12)      (82)      (130)         --           --
Translation adjustments............................................      24     --        --         --          24           --
ESOP tax benefit...................................................      10     --        --         10          --           --
Other..............................................................      25     --        27         (4)         --            2
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JULY 2, 1994...........................................   3,326    641        76      2,799        (170)         (20)
Net income.........................................................     804     --        --        804          --           --
Cash dividends
  Common ($.67 per share)..........................................    (320)    --        --       (320)         --           --
  Auction preferred ($4,188.00 per share)..........................     (13)    --        --        (13)         --           --
  ESOP convertible preferred ($5.4375 per share)...................     (25)    --        --        (25)         --           --
Stock issuances
  Stock option and benefit plans...................................      57      4        53         --          --           --
  Restricted stock, less amortization of $7........................       7     --        13         --          --           (6)
Reacquired shares..................................................     (93)    (5)      (88)        --          --           --
Translation adjustments............................................     173     --        --         --         173           --
ESOP tax benefit...................................................      10     --        --         10          --           --
Other..............................................................      13     --        13         (3)         --            3
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JULY 1, 1995...........................................   3,939    640        67      3,252           3          (23)
Net income.........................................................     916     --        --        916          --           --
Cash dividends
  Common ($.74 per share)..........................................    (358)    --        --       (358)         --           --
  Auction preferred ($4,219.00 per share)..........................     (13)    --        --        (13)         --           --
  ESOP convertible preferred ($5.4375 per share)...................     (24)    --        --        (24)         --           --
Stock issuances
  Business acquisitions............................................      55      3        52         --          --           --
  Stock option and benefit plans...................................      93      6        87         --          --           --
  Restricted stock, less amortization of $13.......................      13      1        17         --          --           (5)
Reacquired shares..................................................    (103)    (4)      (99)        --          --           --
Translation adjustments............................................    (230)    --        --         --        (230)          --
ESOP tax benefit...................................................      10     --        --         10          --           --
ESOP share redemption..............................................       7     --         7         --          --           --
Other..............................................................      15     --        10         --          --            5
                                                                     ------  ------   -------   --------      -----          ---
BALANCES AT JUNE 29, 1996..........................................  $4,320   $646     $ 141     $3,783       $(227)        $(23)
                                                                     ------  ------   -------   --------      -----          ---
                                                                     ------  ------   -------   --------      -----          ---

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEARS ENDED
                                                                                     ---------------------------------
                                                                                      JUNE 29,     JULY 1,    JULY 2,
                                                                                        1996        1995       1994
                                                                                     -----------  ---------  ---------
                                                                                           (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income.........................................................................   $     916   $     804  $     199
Adjustments for noncash charges included in net income
  Depreciation.....................................................................         454         436        414
  Amortization of intangibles......................................................         180         170        154
  Restructuring provision..........................................................          --          --        732
  Cumulative effect of accounting change...........................................          --          --         35
  Increase (decrease) in deferred taxes............................................          31          88       (222)
  Other noncash credits, net.......................................................         (77)       (118)      (109)
  Changes in current assets and liabilities, net of businesses acquired and sold
    (Increase) in trade accounts receivable........................................        (138)        (38)      (162)
    (Increase) in inventories......................................................         (83)       (138)      (224)
    (Increase) decrease in other current assets....................................         (63)         18        (29)
    Increase in accounts payable...................................................          95          81         20
    (Decrease) increase in accrued liabilities.....................................         (11)         70         31
                                                                                     -----------  ---------  ---------
  Net cash from operating activities...............................................       1,304       1,373        839
                                                                                     -----------  ---------  ---------
INVESTMENT ACTIVITIES
Purchases of property and equipment................................................        (542)       (480)      (628)
Acquisitions of businesses.........................................................        (216)       (168)      (412)
Dispositions of businesses.........................................................          12          12         --
Sales of property..................................................................          49          73         49
Other..............................................................................           4          46         54
                                                                                     -----------  ---------  ---------
  Net cash used in investment activities...........................................        (693)       (517)      (937)
                                                                                     -----------  ---------  ---------
FINANCING ACTIVITIES
Issuances of common stock..........................................................          93          57         69
Purchases of common stock..........................................................        (103)        (93)      (224)
Redemption of preferred stock......................................................          --          --        (30)
Issuance of equity securities by subsidiary........................................          --          --        200
Borrowings of long-term debt.......................................................         354         573        385
Repayments of long-term debt.......................................................        (369)       (289)      (438)
Short-term (repayments) borrowings, net............................................        (135)       (743)       328
Payments of dividends..............................................................        (395)       (358)      (332)
                                                                                     -----------  ---------  ---------
  Net cash used in financing activities............................................        (555)       (853)       (42)
                                                                                     -----------  ---------  ---------
Effect of changes in foreign exchange rates on cash................................         (15)         10          4
                                                                                     -----------  ---------  ---------
Increase (decrease) in cash and equivalents........................................          41          13       (136)
Cash and equivalents at beginning of year..........................................         202         189        325
                                                                                     -----------  ---------  ---------
Cash and equivalents at end of year................................................   $     243   $     202  $     189
                                                                                     -----------  ---------  ---------
                                                                                     -----------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION

    The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany transactions of consolidated subsidiaries are eliminated. Acquisitions recorded as purchases are included in the income statement from the date of acquisition.

FISCAL YEAR

    The Corporation's fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years relate to 52-week fiscal years.

INTANGIBLE ASSETS

    The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit, which range from 10 years to 40 years. Accumulated amortization of intangible assets amounted to $811 at June 29, 1996, $710 at July 1, 1995 and $572 at July 2, 1994. Subsequent to its acquisition, the Corporation continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Corporation uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable.

INVENTORY VALUATION

    Inventories are valued at the lower of cost (in 1996, approximately 30% at last-in, first-out [LIFO] and the remainder at first-in, first-out [FIFO]) or market. Inventories recorded at LIFO were approximately $36 at June 29, 1996, $18 at July 1, 1995 and $24 at July 2, 1994, lower than if they had been valued at FIFO. Inventory cost includes material and conversion costs.

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

FINANCIAL INSTRUMENTS

    The Corporation uses financial instruments in its management of foreign currency and interest rate exposures. Financial instruments are not held or issued for trading purposes. Non-U.S. dollar financing transactions generally are effective as hedges of long-term investments or intercompany loans in the corresponding currency. Foreign currency gains and losses on the hedges of long-term investments are recorded as foreign currency translation adjustments included in stockholders' equity. Gains and losses related to hedges of intercompany loans offset the gains and losses on intercompany loans and are recorded in net income. Interest rate exchange agreements are effective at modifying the Corporation's interest rate exposures. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. The Corporation also uses short-term forward exchange contracts for hedging purposes. Realized and unrealized gains and losses on these instruments are deferred and recorded in the carrying amount of the related hedged asset, liability or firm commitment.

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

STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Corporation will continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

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

    At June 29, 1996, 24,388,491 common shares were available for granting; options had been granted on 17,426,115 shares at prices ranging from $8.30 to $35.31 per share. During 1996, options on 7,658,091 shares were granted at prices ranging from $27.44 to $35.31; options for 5,733,231 shares were exercised at prices ranging from $8.30 to $31.94; and options for 445,889 shares expired or were canceled. Options exercisable at year-end were: 1996--8,961,360; 1995--10,111,475; and 1994--9,548,858.

    Employees may purchase up to twenty-five thousand dollars market value of common stock annually at 85% of the market value. At June 29, 1996, 8,278,065 shares of common stock were available for issuance under this stock purchase plan.

    The Corporation has restricted stock plans that provide for awards of common stock to executive employees, subject to forfeiture if employment terminates prior to the end of prescribed periods. The market value of shares awarded under the plans is recorded as unearned compensation. The unearned amounts are amortized to compensation expense over the periods the restrictions lapse.

    Changes in outstanding common shares for the past three years were:

                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Beginning balances..................................................    480,656,301    480,765,240    485,378,368
Stock issuances
  Business acquisitions.............................................      2,566,912             --             --
  Stock option and benefit plans....................................      4,437,444      3,157,809      4,413,148
  Restricted stock plans............................................        394,300        367,650         87,000
Stock purchased/retired.............................................     (3,375,000)    (3,932,400)    (9,098,100)
ESOP share redemption...............................................        456,414         60,030         59,101
Other...............................................................        (81,817)       237,972        (74,277)
                                                                      -------------  -------------  -------------
Ending balances.....................................................    485,054,554    480,656,301    480,765,240
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

principal. Shares are allocated to participants based upon the ratio of the current year's debt service to the sum of the total principal and interest payments over the life of the loan. Plan expense is recognized in accordance with methods prescribed by the FASB.

    ESOP-related expenses amounted to $13 in 1996, $12 in 1995 and $11 in 1994. Payments to the ESOP were $41 in 1996, and $38 in 1995 and 1994. Principal and interest payments by the ESOP amounted to $16 and $25 in 1996, $12 and $26 in 1995, and $11 and $27 in 1994.

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

                          ACQUISITIONS AND DIVESTMENTS

    During 1996, the Corporation acquired several companies for an aggregate purchase price of $216 in cash. The principal acquisition was the European skin care and sweetener businesses of Bayer AG. Subsequent to the close of 1996, the Corporation acquired Aoste, a European manufacturer of processed meat products, for $500 in cash.

    During 1995, the Corporation acquired several companies for an aggregate purchase price of $168 in cash. The principal acquisition was the Imperial Meats Group, a European manufacturer and distributor of processed meats. Also during 1995, the Corporation acquired the remaining outstanding shares of Consolidated Foodservice Companies, a domestic foodservice distribution business. Common stock having a value of $55 was issued in July 1995 as consideration for the Consolidated Foodservice Companies acquisition.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

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

    No material divestments were made during the last three years.

                   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

    INTEREST RATE AND CURRENCY SWAPS

    To manage interest rate and foreign exchange risk and to lower its cost of borrowing, the Corporation has entered into interest rate and currency swaps. The currency swaps effectively hedge long-term Dutch guilder- and Swiss franc-denominated investments and French franc-denominated intercompany loans. The weighted average maturities of interest rate and currency swaps as of June 29, 1996 were 11.2 years and 3.4 years, respectively.

                                                                                                   WEIGHTED AVERAGE
                                                                                                  INTEREST RATES(2)
                                                                                   NOTIONAL     ----------------------
                                                                                 PRINCIPAL(1)     RECEIVE       PAY
                                                                                 -------------  -----------     ---
INTEREST RATE SWAPS
1996  Receive fixed -- pay variable............................................    $      25           7.1%        5.3%
1995  Receive variable -- pay fixed............................................          200           6.1         5.7
      Receive fixed -- pay variable............................................           45           7.6         5.9
1994  Receive variable -- pay fixed............................................          150           4.3         8.8
CURRENCY SWAPS
1996  Receive fixed -- pay fixed...............................................    $      85           8.0%        5.8%
1995  Receive variable -- pay fixed............................................          175           6.4         7.3
      Receive fixed -- pay fixed...............................................          194           6.4         6.6
      Receive variable -- pay variable.........................................          320           7.9         6.9
1994  Receive variable -- pay fixed............................................          175           4.1         7.3
      Receive fixed -- pay fixed...............................................           90           5.1         7.3
      Receive variable -- pay variable.........................................          281           6.6         6.2

- ------------

(1) The notional principal is the amount used for the calculation of interest payments which are exchanged over the life of the swap transaction and is equal to the amount of foreign currency or dollar principal exchanged at maturity.

(2) The weighted average interest rates are as of the respective balance sheet dates.

    The Corporation has entered into an interest rate collar to hedge fluctuations in Dutch interest rates. The Dutch guilder-denominated collar has a notional principal of $117, a cap of 7.0% and a floor of 3.5%.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The table below summarizes by major currency the contractual amounts of the Corporation's forward exchange contracts in U.S. dollars. The bought amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies, and the sold amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year.

                                                                                             BOUGHT (SOLD)
                                                                                    -------------------------------
FOREIGN CURRENCY                                                                      1996       1995       1994
- ----------------------------------------------------------------------------------  ---------  ---------  ---------
French franc......................................................................  $     125  $    (352) $    (242)
Italian lira......................................................................       (287)      (254)      (151)
Belgian franc.....................................................................        (74)      (230)       (52)
Dutch guilder.....................................................................       (194)      (236)        73
German mark.......................................................................         50         36       (174)
Other.............................................................................       (229)      (139)      (223)

    At June 29, 1996, the deferred unrealized gains and losses on forward exchange contracts were not material to the financial position of the Corporation.

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

    Trade accounts receivable due from highly leveraged customers were $53 at June 29, 1996, $49 at July 1, 1995 and $52 at July 2, 1994. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

GUARANTEES

    The Corporation had third-party guarantees outstanding, aggregating approximately $29 at June 29, 1996, $31 at July 1, 1995 and $28 at July 2, 1994. These guarantees relate primarily to financial arrangements to support various suppliers of the Corporation, and are secured by the inventory and fixed assets of suppliers.

FAIR VALUES

    The carrying amounts of cash and equivalents, trade receivables, notes payable, accounts payable, and auction preferred stock approximated fair value as of June 29, 1996, July 1, 1995 and July 2, 1994. The fair values of the remaining financial instruments recognized on the Consolidated Balance Sheets of the Corporation at the respective year-end were:

                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Long-term debt, including current portion......................................  $   1,993  $   2,102  $   1,549
ESOP convertible preferred stock...............................................        615        567        443

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The fair value of the Corporation's long-term debt, including the current portion, is estimated using discounted cash flows based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the ESOP preferred shares is based upon the contracted conversion into the Corporation's common stock. The fair value of the Corporation's interest rate swaps, currency swaps, forward exchange contracts and interest rate collar approximate their carrying value in the financial statements as of June 29, 1996, July 1, 1995 and July 2, 1994. The fair value of these instruments was not material to the financial position of the Corporation.

                                 LONG-TERM DEBT

                                                             INTEREST RATE
                                                                 RANGE          MATURITY      1996       1995       1994
                                                           ------------------  -----------  ---------  ---------  ---------
U.S. dollar
  obligations:       ESOP debt...........................            8.176%           2004  $     295  $     311  $     323
                     Notes and debentures................         4.65-8.75      1997-2016      1,330      1,165        876
                     Revenue bonds.......................         3.40-5.60      2002-2024         46         36         23
                     Zero coupon notes...................       10.00-14.25      2014-2015         15         14         12
                     Various other obligations...........                                           4          7          8
                                                                                            ---------  ---------  ---------
                                                                                                1,690      1,533      1,242
                                                                                            ---------  ---------  ---------
Foreign currency
  obligations:
                     Swiss franc.........................                                          --        111         96
                     Dutch guilder.......................         6.00-6.50           1998        235        259        123
                     Various other obligations...........                                          52        135        117
                                                                                            ---------  ---------  ---------
                                                                                                  287        505        336
                                                                                            ---------  ---------  ---------
Total long-term debt.....................................                                       1,977      2,038      1,578
Less current maturities..................................                                         135        221         82
                                                                                            ---------  ---------  ---------
                                                                                            $   1,842  $   1,817  $   1,496
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The ESOP debt is guaranteed by the Corporation.

    The zero coupon notes are net of unamortized discounts of $109 in 1996, $110 in 1995 and $112 in 1994. Principal payments of $19 and $105 are due in 2014 and 2015, respectively.

    Payments required on long-term debt during the years ending in 1997 through 2001 are $135, $285, $209, $232 and $273, respectively. The Corporation made cash interest payments of $236, $236 and $203 in 1996, 1995 and 1994, respectively.

    Rental expense under operating leases amounted to approximately $222 in 1996 and 1995 and $207 in 1994. Future minimum annual fixed rentals required during the years ending in 1997 through 2001 under noncancelable operating leases having an original term of more than one year are $119, $97, $81, $69 and $62, respectively. The aggregate obligation subsequent to 2001 is $133.

    The Corporation is contingently liable for long-term leases on properties operated by others. The minimum annual rentals under these leases average approximately $5 for the years ending in 1997-2001 and $2 in 2002-2006. Amounts thereafter are not material.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                               CREDIT FACILITIES

    The Corporation has numerous credit facilities available, including revolving credit agreements totaling $1,635 that had an annual fee of 0.06% as of June 29, 1996. These agreements support commercial paper borrowings. Selected data on the Corporation's short-term obligations follow:

                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Maximum period-end borrowings........................................................  $   1,709  $   2,300  $   1,998
Average borrowings during the year...................................................      1,532      1,969      1,833
Weighted average interest rate during the year.......................................        6.1%       6.6%       4.2%
Weighted average interest rate at year-end...........................................        6.6        6.9        5.0

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

                            RESTRUCTURING PROVISION

    The composition of the Corporation's restructuring reserves is as follows:

                                                   WRITEDOWN OF   RECOGNITION OF
                                                   PROPERTY AND     CURTAILMENT
                                                    INVESTMENTS      LOSS AND
                                     ORIGINAL         TO NET          SPECIAL                      FOREIGN      RESTRUCTURING
                                   RESTRUCTURING    REALIZABLE      TERMINATION       CASH        EXCHANGE     RESERVES AS OF
                                      RESERVE          VALUE         BENEFITS       PAYMENTS       IMPACTS      JUNE 29, 1996
                                  ---------------  -------------  ---------------  -----------  -------------  ---------------
Anticipated losses associated
 with disposal of land,
 buildings and improvements, and
 machinery and equipment........     $     289       $    (289)      $      --      $      --     $      --       $      --
Anticipated expenditures to
 close and dispose of idle
 facilities-includes $33 of
 noncancelable lease
 obligations....................           112              --              --            (55)           --              57
Anticipated severance
 benefits.......................           239              --              --           (201)           --              38
Pension benefits associated with
 severed employee group.........            33              --             (33)            --            --              --
Losses associated with the
 disposal of certain
 businesses.....................            59             (15)             --            (44)           --              --
                                         -----           -----             ---          -----           ---           -----
                                           732            (304)            (33)          (300)           --              95
Foreign exchange impacts........            --              --              --             --            13              13
                                         -----           -----             ---          -----           ---           -----
Total restructuring reserves....     $     732       $    (304)      $     (33)     $    (300)    $      13       $     108
                                         -----           -----             ---          -----           ---           -----
                                         -----           -----             ---          -----           ---           -----

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    In the fourth quarter of 1994, the Corporation provided for the cost of restructuring its worldwide operations, which reduced 1994 income before income taxes, net income and net income per common share by $732, $495 and $1.03, respectively. The planned restructuring activities included the closure of 94 manufacturing and distribution facilities and the severance of 9,900 employees.
    As of June 29, 1996, the Corporation had closed 91 manufacturing and distribution facilities, terminated 9,422 employees and substantially completed the planned restructuring actions. The remaining restructuring reserves are anticipated to be utilized for the payment of obligations relating to closed facilities and continuing severance benefits due to individuals impacted by the restructuring. These reserves are classified as current liabilities.
    Operating costs were lowered in 1996 and 1995 by $169 and $89, respectively, primarily as a result of lower plant overhead and labor costs. The Corporation expects the restructuring plan to generate increasing savings in subsequent years, growing to an annual savings of approximately $250 in 1998. Savings from the planned actions will be used both for business-building initiatives and profit improvement.

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

                                                                                                  1996         1995         1994
                                                                                                  -----        -----        -----
Defined benefit plans........................................................................   $      48    $      43    $      31
Defined contribution plans...................................................................           9           11           11
Multi-employer plans.........................................................................           3            4            4
                                                                                                      ---          ---          ---
Total pension expense........................................................................   $      60    $      58    $      46
                                                                                                      ---          ---          ---
                                                                                                      ---          ---          ---

    The components of the defined benefit plan expenses were:

                                                                                              1996       1995       1994
                                                                                            ---------  ---------  ---------
Benefits earned by employees..............................................................  $      58  $      60  $      52
Interest on projected benefit obligations.................................................        120        105         92
Actual investment return on plan assets...................................................       (312)       (47)       (99)
Net amortization and deferral.............................................................        182        (75)       (14)
                                                                                            ---------        ---        ---
Net pension expense.......................................................................  $      48  $      43  $      31
                                                                                            ---------        ---        ---
                                                                                            ---------        ---        ---

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The increase in the 1995 defined benefit plan expense is primarily attributable to lower asset returns, the strengthening of foreign currencies relative to the U.S. dollar, and benefit increases in certain foreign plans. The status of defined benefit plans at the respective year-end was:

                                                     1996    1995    1994
                                                    ------  ------  ------
Fair market value of plan assets..................  $1,854  $1,592  $1,420
                                                    ------  ------  ------
Actuarial present value of benefits for services
 rendered:
  Accumulated benefits based on salaries to date:
    Vested........................................   1,505   1,281   1,144
    Nonvested.....................................      55      47      38
  Additional benefits based on estimated future
   salary levels..................................     154     204     217
                                                    ------  ------  ------
  Projected benefit obligations...................   1,714   1,532   1,399
                                                    ------  ------  ------
Excess of plan assets over projected benefit
 obligations......................................     140      60      21
Unamortized net transitional asset................     (12)    (17)    (26)
Unrecognized net gain.............................     (24)     (3)     (8)
Unrecognized prior service cost...................      66      81      88
                                                    ------  ------  ------
Prepaid pension asset recognized on the
 Consolidated Balance Sheets......................  $  170  $  121  $   75
                                                    ------  ------  ------
                                                    ------  ------  ------

    Weighted average rates used in determining net pension expense and related obligations for defined benefit plans were:

                                                            1996   1995   1994
                                                            ----   ----   ----
Discount rate.............................................  7.3%   7.5%   7.5%
Rate of compensation increase.............................  4.7    5.2    5.2
Long-term rate of return on plan assets...................  8.3    8.3    8.3

    The Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS
106), for its domestic retiree benefit plans in 1994 and for retiree benefit plans outside the United States in 1996. Under SFAS 106, the Corporation accrues the estimated cost of retiree health care and life insurance benefits during the employees' active service periods. The Corporation's previous method of accounting for postretirement benefits other than pensions was similar to that required by SFAS 106, and the accumulated benefit obligation for these plans was accrued prior to the required adoption of SFAS 106. The accumulated benefit obligation for retiree benefit plans outside the United States was $24 as of June 29, 1996.
    The Corporation provides health care and life insurance benefits to certain retired employees, their covered dependents and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these postretirement benefits. Certain retirees are required to contribute to plans in order to maintain coverage. The components of the expense for these plans were:

                                                              1996   1995   1994
                                                              ----   ----   ----
Benefits earned by employees................................  $ 5    $ 5    $ 4
Interest on projected benefit obligations...................   13     11     11
Net amortization and deferral...............................    1     --     --
                                                              ----   ----   ----
Net postretirement benefit expense..........................  $19    $16    $15
                                                              ----   ----   ----
                                                              ----   ----   ----

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The status of postretirement benefit plans at the respective year-end was:

                                                                                              1996       1995       1994
                                                                                            ---------  ---------  ---------
Actuarial present value of benefits for services rendered:
  Retirees................................................................................  $     101  $      90  $      87
  Fully eligible active participants......................................................         16         15         19
  Other active participants...............................................................         56         43         48
                                                                                            ---------  ---------  ---------
Accumulated postretirement benefit obligations............................................        173        148        154
Fair market value of plan assets..........................................................          2          2          2
                                                                                            ---------  ---------  ---------
Accumulated postretirement benefit obligations in excess of plan assets...................        171        146        152
Unrecognized net transitional asset.......................................................         --         14         15
Unrecognized net gain (loss)..............................................................         17         14         (4)
Unrecognized prior service cost...........................................................         --         (1)        (1)
                                                                                            ---------  ---------  ---------
Postretirement benefit obligations recognized on Consolidated Balance Sheets..............  $     188  $     173  $     162
                                                                                            ---------  ---------  ---------
Discount rate.............................................................................        7.2%       7.7%       7.7%
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The assumed health care cost trend rate was 13% for 1996, decreasing to 7% by the year 2002 and remaining at that level thereafter. These trend rates reflect the Corporation's prior experience and management's expectation that future rates will decline. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 29, 1996 by 10% and the postretirement benefit expense for 1996 by 12%.

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

                                                                1996                    1995                    1994
                                                       ----------------------  ----------------------  ----------------------
                                                        AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                                       ---------  -----------  ---------  -----------  ---------  -----------
Income before provision for income taxes
  United States......................................  $     638        46.3%  $     648        53.1%  $     218        56.0%
  Foreign............................................        740        53.7         571        46.9         171        44.0
                                                       ---------       -----   ---------       -----   ---------       -----
                                                       $   1,378       100.0%  $   1,219       100.0%  $     389       100.0%
                                                       ---------       -----   ---------       -----   ---------       -----
                                                       ---------       -----   ---------       -----   ---------       -----
Taxes at U.S. statutory rates........................  $     482        35.0%  $     427        35.0%  $     136        35.0%
State taxes, net of federal benefit..................         15         1.1          16         1.3          24         6.2
Difference between U.S. and foreign rates............        (68)       (5.0)        (67)       (5.5)        (34)       (8.8)
Nondeductible amortization...........................         54         3.9          50         4.1          46        11.7
Other, net...........................................        (21)       (1.5)        (11)       (0.8)        (17)       (4.2)
                                                       ---------       -----   ---------       -----   ---------       -----
Taxes at effective worldwide tax rates...............  $     462        33.5%  $     415        34.1%  $     155        39.9%
                                                       ---------       -----   ---------       -----   ---------       -----
                                                       ---------       -----   ---------       -----   ---------       -----

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    Current and deferred tax provisions were:

                                                                 1996                      1995                      1994
                                                       ------------------------  ------------------------  ------------------------
                                                         CURRENT     DEFERRED      CURRENT     DEFERRED      CURRENT     DEFERRED
                                                       -----------  -----------  -----------  -----------  -----------  -----------
United States........................................   $     166    $      25    $     154    $      39    $     200    $    (144)
Foreign..............................................         237           10          150           47          143          (61)
State................................................          28           (4)          23            2           34          (17)
                                                            -----          ---        -----          ---        -----        -----
                                                        $     431    $      31    $     327    $      88    $     377    $    (222)
                                                            -----          ---        -----          ---        -----        -----
                                                            -----          ---        -----          ---        -----        -----

    Following are the components of the deferred tax provisions occurring as a result of transactions being reported in different years for financial and tax reporting:

                                                                                              1996       1995       1994
                                                                                            ---------  ---------  ---------
Depreciation..............................................................................  $      22  $      31  $      22
Inventory valuation methods...............................................................        (35)        (4)         2
Restructuring reserves....................................................................         77         64       (230)
Other, net................................................................................        (33)        (3)       (16)
                                                                                            ---------  ---------  ---------
                                                                                            $      31  $      88  $    (222)
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------
Cash payments for income taxes............................................................  $     224  $     279  $     295
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The deferred tax (assets) liabilities at the respective year-end were as follows:

                                                                                            1996       1995       1994
                                                                                          ---------  ---------  ---------
Deferred tax (assets):
  Restructuring reserves................................................................  $     (89) $    (166) $    (230)
  Reserves not deductible until paid....................................................       (253)      (213)      (243)
  Pension, postretirement and other employee benefits...................................        (35)        (8)        (4)
  Net operating loss and other tax carryforwards........................................         (2)        (3)       (15)
Deferred tax liabilities:
  Property, plant and equipment.........................................................        298        265        230
  Other.................................................................................         --         13         62
                                                                                          ---------  ---------  ---------
Net deferred tax (assets)...............................................................  $     (81) $    (112) $    (200)
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                          INDUSTRY SEGMENT INFORMATION

    The Corporation's business segments are described in the Narrative Description of Business on pages 3 through 7.

                                                          PACKAGED    COFFEE    HOUSEHOLD
                                                           MEATS        AND        AND      PERSONAL               INTER-
                                                         AND BAKERY   GROCERY   BODY CARE   PRODUCTS   CORPORATE   SEGMENT    TOTAL
                                                         ----------   -------   ---------   --------   ---------   -------   -------
1996
Sales(1)...............................................    $6,530     $2,896     $1,837      $7,370      $  --      $ (9)    $18,624
Pretax income..........................................       422        428        214         729       (415)(2)    --       1,378
Assets.................................................     2,045      2,033      1,571       6,635        318(3)     --      12,602
Depreciation and amortization..........................       135         86         78         312         23        --         634
Capital expenditures...................................       152         78         37         271          4        --         542
- ------------------------------------------------------------------------------------------------------------------------------------
1995
Sales(1)...............................................    $6,110     $2,777     $1,691      $7,151      $  --      $(10)    $17,719
Pretax income..........................................       383        374        181         658       (377)(2)    --       1,219
Assets.................................................     2,062      1,986      1,391       6,686        306(3)     --      12,431
Depreciation and amortization..........................       129         82         79         294         22        --         606
Capital expenditures...................................       116         66         35         262          1        --         480
- ------------------------------------------------------------------------------------------------------------------------------------
1994
Sales(1)...............................................    $5,472     $2,090     $1,530      $6,449      $  --      $ (5)    $15,536
Pretax income (loss)(4)................................       318        274        111         (71)      (243)(2)    --         389
Assets.................................................     1,662      1,776      1,335       6,535        357(3)     --      11,665
Depreciation and amortization..........................       108         74         71         289         26        --         568
Capital expenditures...................................       108         69         41         408          2        --         628
- ------------------------------------------------------------------------------------------------------------------------------------

- ------------

(1) Includes sales between segments. Such sales are at transfer prices that are equivalent to market value.

(2) Includes net interest expense of $173 in 1996, $185 in 1995 and $145 in 1994 incurred primarily in the United States to finance and support consolidated operations.

(3) Principally cash and equivalents, certain fixed assets and certain other noncurrent assets.

(4) Includes provisions for restructuring reported in the 1994 Consolidated Statement of Income, as follows: Packaged Meats and Bakery $22; Coffee and Grocery $25; Household and Body Care $55; and Personal Products $630.

    Industry segment sales and operating income applicable to businesses sold prior to June 29, 1996 were not material.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                          GEOGRAPHIC AREA INFORMATION

                                                                                   ASIA-
                                                                       WESTERN/   PACIFIC/
                                                                       CENTRAL     LATIN
                                                       UNITED STATES    EUROPE    AMERICA   OTHER   CORPORATE   INTER-AREA    TOTAL
                                                       -------------   --------   -------   -----   ---------   ----------   -------
1996
Sales (1)............................................     $11,252       $5,834    $1,141    $412      $  --        $(15)     $18,624
Pretax income........................................         980          671       116      26       (415)(2)      --        1,378
Assets (3)...........................................       5,824        4,945     1,157     358        318(4)       --       12,602
- ------------------------------------------------------------------------------------------------------------------------------------
1995
Sales (1)............................................     $10,659       $5,484    $1,160    $439      $  --        $(23)     $17,719
Pretax income........................................         880          564       101      51       (377)(2)      --        1,219
Assets (3)...........................................       5,729        5,038       999     359        306(4)       --       12,431
- ------------------------------------------------------------------------------------------------------------------------------------
1994
Sales (1)............................................     $ 9,782       $4,433    $1,006    $348      $  --        $(33)     $15,536
Pretax income (5)....................................         330          193        65      44       (243)(2)      --          389
Assets (3)...........................................       5,558        4,459       984     307        357(4)       --       11,665
- ------------------------------------------------------------------------------------------------------------------------------------

(1) Includes sales between geographic areas. Such sales are at transfer prices that are equivalent to market value.

(2) Includes net interest expense of $173 in 1996, $185 in 1995 and $145 in 1994 incurred primarily in the United States to finance and support consolidated operations.

(3) The tangible net assets of foreign operations included in the accompanying Consolidated Balance Sheets were $1,123 at June 29, 1996, $892 at July 1, 1995 and $594 at July 2, 1994.

(4) Principally cash and equivalents, certain fixed assets and certain other noncurrent assets.

(5) Includes provisions for restructuring reported in the 1994 Consolidated Statement of Income, as follows: United States $483; Western/Central Europe $200; Asia-Pacific/Latin America $42; and Other $7.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                             QUARTER
                                                                          ---------------------------------------------
                                                                             FIRST       SECOND      THIRD     FOURTH
                                                                          ------------  ---------  ---------  ---------
1996
Net sales...............................................................  $   4,656     $   4,898  $   4,443  $   4,627
Gross profit............................................................      1,725         1,878      1,719      1,832
Net income..............................................................        186           283        188        259
Per common share -- Net income..........................................        .37           .57        .37        .52
                    Cash dividends declared.............................        .17           .19        .19        .19
                    Market price -- high................................      30.38         33.75      35.50      33.88
                                  -- low................................      26.88         28.88      29.88      30.25
- -----------------------------------------------------------------------------------------------------------------------
1995
Net sales...............................................................  $   4,290     $   4,648  $   4,193  $   4,588
Gross profit............................................................      1,618         1,764      1,565      1,749
Net income..............................................................        165           252        166        221
Per common share -- Net income..........................................        .33           .51        .33        .45
                    Cash dividends declared.............................        .16           .17        .17        .17
                    Market price -- high................................      23.38         26.00      27.75      29.00
                                  -- low................................      19.38         22.38      24.25      26.25
- -----------------------------------------------------------------------------------------------------------------------
1994
Net sales...............................................................  $   3,796     $   4,010  $   3,664  $   4,066
Gross profit............................................................      1,412         1,533      1,388      1,503
Net income (loss).......................................................        120(1)        236        152       (309)(2)
Per common share -- Net income (loss)...................................        .24(1)        .48        .30       (.65)(2)
                    Cash dividends declared.............................       .145           .16        .16        .16
                    Market price -- high................................      26.63         28.25      26.00      23.75
                                  -- low................................      21.00         23.38      21.00      20.13
- -----------------------------------------------------------------------------------------------------------------------

(1) Includes cumulative effect of accounting change of $35, or $.07 per share.

(2) Includes provision for restructuring of $495, or $1.03 per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Management of SARA LEE CORPORATION:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Sara Lee Corporation included in this Form 10-K, and have issued our report thereon dated July 29, 1996. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule II is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois,
July 29, 1996

                                  SCHEDULE II
                     SARA LEE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED JULY 2, 1994, JULY 1, 1995 AND JUNE 29, 1996
                                 (IN MILLIONS)

                                                                        PROVISION    WRITE-OFFS
                                                        BALANCE AT     CHARGED TO       (1)\
                                                       BEGINNING OF     COSTS AND    ALLOWANCES   OTHER ADDITIONS  BALANCE AT
                                                           YEAR         EXPENSES        TAKEN      (DEDUCTIONS)    END OF YEAR
                                                       -------------  -------------  -----------  ---------------  -----------
                                                                                    (IN MILLIONS)
FOR THE YEAR ENDED JULY 2, 1994:
  Allowances for bad debts...........................    $      99      $      30     $     (21)     $       1      $     109
  Other receivable allowances........................           55             78           (81)             3             55
                                                             -----          -----         -----             --          -----
    Total............................................    $     154      $     108     $    (102)     $       4      $     164
                                                             -----          -----         -----             --          -----
                                                             -----          -----         -----             --          -----
FOR THE YEAR ENDED JULY 1, 1995:
  Allowances for bad debts...........................    $     109      $      42     $     (30)     $       6      $     127
  Other receivable allowances........................           55            122          (115)             3             65
                                                             -----          -----         -----             --          -----
    Total............................................    $     164      $     164     $    (145)     $       9      $     192
                                                             -----          -----         -----             --          -----
                                                             -----          -----         -----             --          -----
FOR THE YEAR ENDED JUNE 29, 1996:
  Allowances for bad debts...........................    $     127      $      34     $     (35)     $      (5)     $     121
  Other receivable allowances........................           65            113          (105)             3             76
                                                             -----          -----         -----             --          -----
    Total............................................    $     192      $     147     $    (140)     $      (2)     $     197
                                                             -----          -----         -----             --          -----
                                                             -----          -----         -----             --          -----

- ------------

(1) Net of collections on accounts previously written off.

                                 EXHIBIT INDEX

    EXHIBITS                                                    PAGE/INCORPORATION BY REFERENCE
    (3a)     Articles of Restatement of the Charter as amended  Exhibit 4.1 to Registration Statement No.
                                                                33-35760 on Form S-8 dated July 6, 1990, and
                                                                Exhibit 3(a) to Report on Form 10-K for Fiscal
                                                                Year ened July 2,1994.

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

    (10)      1. 1979 Stock Option Plan, as amended             Exhibit 10 (1) to Report on Form 10-K for Fiscal
                                                                Year ended July 1, 1995

              2. 1981 Stock Option Plan, as amended             Exhibit 10 (11) to Report on Form 10-K for Fiscal
                                                                Year ended July 1, 1989

              3. 1988 Non-Qualified Stock Option Plan, as       Exhibit 10 (3) to Report on Form 10-K for Fiscal
                amended                                         Year ended July 1, 1995

              4. 1989 Incentive Stock Plan, as amended          Exhibit B to 1991 Proxy Statement dated September
                                                                20, 1991

              5. Supplemental Benefit Plan, as amended          Exhibit 10 (8) to Report on Form 10-K for Fiscal
                                                                Year ended June 30, 1990

              6. Short-Term (Annual) Incentive Plan Fiscal      Exhibit 10 (6) to Report on Form 10-K for Fiscal
                Year 1995                                       Year ended July 1, 1995

              7. Accelerated Growth Incentive Plan Fiscal       Exhibit 10 (12) to Report on Form 10-K for Fiscal
                Years 1990-1994                                 Year ended June 30, 1990

              8. 1991 Non-Qualified Deferred Compensation Plan  Exhibit 10 (15) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended June 29, 1991

              9. 1992 Non-Qualified Deferred Compensation Plan  Exhibit 10 (15) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended June 27, 1992

             10. FY '93 Non-Qualified Deferred Compensation     Exhibit 10 (16) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended June 27, 1992

             11. 1993 Non-Qualified Deferred Compensation Plan  Exhibit 10 (19) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended July 3, 1993

             12. FY '94 Non-Qualified Deferred Compensation     Exhibit 10 (20) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended July 3, 1993

             13. 1994 Non-Qualified Deferred Compensation Plan  Exhibit 10 (14) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended July 2, 1994

             14. FY '95 Non-Qualified Deferred Compensation     Exhibit 10 (15) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended July 2, 1994

             15. Performance-Based Annual Incentive Plan        Appendix A to Proxy Statement dated September 20,
                                                                1995

    EXHIBITS                                                    PAGE/INCORPORATION BY REFERENCE
             16. 1995 Long-Term Incentive Stock Plan            Appendix B to Proxy Statement dated September 20,
                                                                1995

             17. 1995 Non-Employee Director Stock Plan          Appendix C to Proxy Statement dated September 20,
                                                                1995
             18. Non-Qualified Deferred Compensation Plan for
                Outside Directors

             19. FY 1995-97 Long Term Performance Incentive
                Plan

             20. FY 1996-98 Long Term Performance Incentive
                Plan

             21. FY 1997-99 Long Term Performance Incentive
                Plan

             22. Non-Qualified Estate Builder Deferred          Exhibit 10 (17) to Report on Form 10-K for Fiscal
                Compensation Plan                               Year ended June 29, 1985

             23. Severance Policy for Corporate Officers        Exhibit 10 (19) to Report on Form 10-K for Fiscal
                                                                Year ended July 2, 1994

             24. Stockholder Rights Agreement                   Exhibit 4 to Report on Form 10-Q for the quarter
                                                                ended March 26, 1988

             25. Employment Agreement, dated November 9, 1994,  Exhibit 10 (22) to Report on Form 10-K for Fiscal
                between Sara Lee Corporation and Frank L.       Year ended July 1, 1995
                Meysman

             26. Employment Agreement, dated November 9, 1994,  Exhibit 10 (23) to Report on Form 10-K for Fiscal
                between Sara Lee/ DE N.V. and Frank L. Meysman  Year ended July 1, 1995 and attachments (translated from Dutch)

    (11)        Computation of Net Income per Common Share

    (12)      1. Computation of Ratio of Earnings to Fixed
                Charges

              2. Computation of Ratio of Earnings to Fixed
                Charges and Preferred Stock Dividend
                Requirements

    (21)        List of Subsidiaries

    (23)        Consent of Arthur Andersen LLP

    (24) Powers of Attorney from those directors whose names appear on pages 19 and 20 hereof followed by an asterisk

    (27)        Financial Data Schedules