Form 10-Q
period 1996-09-28
LEE SARA CORP
filed 1996-11-12
CIK 23666

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended    September 28, 1996
                              -------------------------------------------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission file number              1-3344
                      ---------------------------------------------------------

                             Sara Lee Corporation
         --------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            Maryland                             36-2089049
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No)

     Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (312) 726-2600
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
   --------    -------

     On September 28, 1996, the Registrant had 483,832,418 outstanding shares of common stock $1.33 1/3 par value, which is the Registrant's only class of common stock.

                        The document contains 16 pages.

                    SARA LEE CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

PART I -

     FINANCIAL STATEMENTS -
          Preface                                                      3

           Condensed Consolidated Balance Sheets -
                 At September 28, 1996 and June 29, 1996               4

           Consolidated Statements of Income -
                 For the thirteen weeks ended September 28, 1996
                 and September 30, 1995                                 5

           Consolidated Statements of Common Stockholders' Equity -
                 For the period July 1, 1995 to September 28, 1996      6

           Consolidated Statements of Cash Flows -
                 For the thirteen weeks ended September 28, 1996
                 and September 30, 1995                                 7

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION                         8

PART II -

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                 10

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                        11

SIGNATURE                                                              12

EXHIBIT 11   - Computation of Net Income Per Common Share              13

EXHIBIT 12.1 - Computation of Ratio of Earnings to Fixed Charges       14

EXHIBIT 12.2 - Computation of Ratio of Earnings to Fixed Charges and
                 Preferred Stock Dividend Requirements                 15

EXHIBIT 27 -   Financial Data Schedule                                 16

                                    PART I

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     -------------------------------------

                                    PREFACE

The consolidated financial statements for the thirteen weeks ended September 28, 1996 and September 30, 1995 and the balance sheet as of September 28, 1996 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 28, 1996 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen weeks ended September 28, 1996 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's Form 10-K for the year ended June 29, 1996.

                    SARA LEE CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 28, 1996 AND JUNE 29, 1996
                              (IN MILLIONS)


                                                   Sept. 28,     June 29,
                                                     1996          1996
                                                   ---------     --------
                ASSETS

Cash and equivalents                                $     240     $     243
Trade accounts receivable, less allowances              2,079         1,728
Inventories:
             Finished goods                             1,824         1,802
             Work in process                              475           381
             Materials and supplies                       648           624
                                                    ---------     ---------
                                                        2,947         2,807
Other current assets                                      315           303
                                                    ---------     ---------
             Total current assets                       5,581         5,081


Trademarks and other assets                               607           636
Property, net                                           3,129         3,007
Intangible assets                                       4,194         3,878
                                                    ---------     ---------
                                                    $  13,511     $  12,602
                                                    ---------     ---------
                                                    ---------     ---------

     LIABILITIES AND EQUITY

Notes payable                                       $   1,242     $     319
Accounts payable                                        1,390         1,592
Accrued liabilities                                     2,654         2,596
Current maturities of long-term debt                      143           135
                                                    ---------     ---------
             Total current liabilities                  5,429         4,642


Long-term debt                                          1,922         1,842
Deferred income taxes                                     338           333
Other liabilities                                         600           604
Minority interest in subsidiaries                         529           523
Auction preferred stock                                   300           300
ESOP convertible preferred stock                          319           324
Unearned deferred compensation                           (286)         (286)
Common stockholders' equity                             4,360         4,320
                                                    ---------     ---------
                                                    $  13,511     $  12,602
                                                    ---------     ---------
                                                    ---------     ---------

                           SARA LEE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                             (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                          THIRTEEN WEEKS ENDED
                                                         -----------------------
                                                          Sept. 28,   Sept. 30,
                                                           1996        1995
                                                         ----------  ----------

Net sales                                                 $  4,886    $  4,656
                                                         ----------  ----------

Cost of sales                                                3,077       2,931
Selling, general and administrative expenses                 1,463       1,396
Interest expense                                                54          59
Interest income                                                (11)        (12)
                                                         ----------  ----------
                                                             4,583       4,374
                                                         ----------  ----------


Income before income taxes                                     303         282
Income taxes                                                    97          96
                                                         ----------  ----------

Net income                                                     206         186

Preferred dividend requirements, net of tax                      7           7
                                                         ----------  ----------

Net income available for common stockholders              $    199    $    179
                                                         ----------  ----------
                                                         ----------  ----------

Net income per common share - primary                     $   0.41    $   0.37
                                                         ----------  ----------
                                                         ----------  ----------

       Average shares outstanding                              486         483
                                                         ----------  ----------
                                                         ----------  ----------

Net income per common share - fully diluted               $   0.40    $   0.36
                                                         ----------  ----------
                                                         ----------  ----------

       Average shares outstanding                              505         502
                                                         ----------  ----------
                                                         ----------  ----------

Cash dividends per common share                           $   0.19    $   0.17
                                                         ----------  ----------
                                                         ----------  ----------

                     SARA LEE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
               FOR THE PERIOD JULY 1, 1995 TO SEPTEMBER 28, 1996
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                              UNEARNED
                                                                 COMMON   CAPITAL   RETAINED   TRANSLATION   RESTRICTED
                                                         TOTAL   STOCK    SURPLUS   EARNINGS   ADJUSTMENTS     STOCK
                                                         ------  ------   -------   --------   -----------   ----------
Balances at July 1, 1995                                 $3,939   $640     $ 67      $3,252       $   3         $(23)

Net income                                                  186     --       --         186          --           --
Cash dividends -
  Common ($.17 per share)                                   (82)    --       --         (82)         --           --
  Auction preferred ($1,091.33 per share)                    (3)    --       --          (3)         --           --
  ESOP convertible preferred ($1.359 per share)              (6)    --       --          (6)         --           --
Stock issuances -
  Business acquisition                                       55      3       52          --          --           --
  Stock option and benefit plans                             19      1       18          --          --           --
  Restricted stock, less amortization of $3                   3      1       14          --          --          (12)
Reacquired shares                                           (28)    (1)     (27)         --          --           --
Translation adjustments                                     (52)    --       --          --         (52)          --
ESOP tax benefit                                              2     --       --           2          --           --
ESOP share redemption                                         4     --        4          --          --           --
Other                                                         9      1        8          --          --           --
                                                         ------  ------   -------   --------      -----          ---
Balances at September 30, 1995                            4,046    645      136       3,349         (49)         (35)

Net income                                                  730     --       --         730          --           --
Cash dividends -
  Common ($.57 per share)                                  (276)    --       --        (276)         --           --
  Auction preferred ($3,127.67 per share)                   (10)    --       --         (10)         --           --
  ESOP convertible preferred ($4.0785 per share)            (18)    --       --         (18)         --           --
Stock issuances -
  Stock option and benefit plans                             74      5       69          --          --           --
  Restricted stock, less amortization of $10                 10     --        3          --          --            7
Reacquired shares                                           (75)    (3)     (72)         --          --           --
Translation adjustments                                    (178)    --       --          --        (178)          --
ESOP tax benefit                                              8     --       --           8          --           --
ESOP share redemption                                         3     --        3          --          --           --
Other                                                         6     (1)       2          --          --            5
                                                         ------  ------   -------   --------      -----          ---
Balances at June 29, 1996                                 4,320    646      141       3,783        (227)         (23)

Net income                                                  206     --       --         206          --           --
Cash dividends -
  Common ($.19 per share)                                   (92)    --       --         (92)         --           --
  Auction preferred ($997.00 per share)                      (3)    --       --          (3)         --           --
  ESOP convertible preferred ($1.359 per share)              (6)    --       --          (6)         --           --
Stock issuances -
  Business acquisition                                       13      1       12          --          --           --
  Stock option and benefit plans                             18      1       17          --          --           --
  Restricted stock, less amortization of $6                   6     --        7          --          --           (1)
Reacquired shares                                           (95)    (4)     (91)         --          --           --
Translation adjustments                                     (16)    --       --          --         (16)          --
ESOP tax benefit                                              2     --       --           2          --           --
ESOP share redemption                                         6      1        5          --          --           --
Other                                                         1     --       --          --          --            1
                                                         ------  ------   -------   --------      -----          ---
Balances at September 28, 1996                           $4,360   $645     $ 91      $3,890       $(243)        $(23)
                                                         ------  ------   -------   --------      -----          ---
                                                         ------  ------   -------   --------      -----          ---

                    SARA LEE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                               (IN MILLIONS)

                                                           THIRTEEN WEEKS ENDED
                                                           --------------------
                                                           Sept. 28,   Sept. 30,
                                                             1996         1995
                                                           ---------   ---------
OPERATING ACTIVITIES -
  Net income                                                  $  206     $  186
  Adjustments for non-cash charges included in net income:
     Depreciation                                                121        116
     Amortization of intangibles                                  48         43
     Increase in deferred income taxes                             5          2
     Other                                                        (5)         3
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                               (556)      (574)
                                                              ------     ------

  Net cash used in operating activities                         (181)      (224)
                                                              ------     ------

INVESTING ACTIVITIES -
  Purchases of property and equipment                           (107)       (83)
  Acquisitions of businesses                                    (520)       (23)
  Sales of property                                               19         12
  Other                                                            1         17
                                                              ------     ------

  Net cash used in investing activities                         (607)       (77)
                                                              ------     ------

FINANCING ACTIVITIES -
  Issuances of common stock                                       18         19
  Purchases of common stock                                      (95)       (28)
  Borrowings of long-term debt                                    78         84
  Repayments of long-term debt                                   (28)      (140)
  Short-term borrowings, net                                     913        483
  Payments of dividends                                         (101)       (91)
                                                              ------     ------

  Net cash from financing activities                             785        327
                                                              ------     ------

Effect of changes in foreign exchange rates on cash               --         (6)
                                                              ------     ------

(Decrease) increase in cash and equivalents                       (3)        20

Cash and equivalents at beginning of year                        243        202
                                                              ------     ------

Cash and equivalents at end of quarter                        $  240     $  222
                                                              ------     ------
                                                              ------     ------

COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                  $ (218)    $ (249)
     Decrease (increase) in inventories                            5       (141)
     Decrease (increase) in other current assets                  10        (10)
     (Decrease) in accounts payable                             (336)      (179)
     (Decrease) increase in accrued liabilities                  (17)         5
                                                              ------     ------

Changes in current assets and liabilities                     $ (556)    $ (574)
                                                              ------     ------
                                                              ------     ------

                    SARA LEE CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


The following is a discussion of the results of operations for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 and the changes in financial condition during the first three months of fiscal 1997.

RESULTS OF OPERATIONS

Current quarter net sales of $4.89 billion were $230 million or 4.9% above the $4.66 billion reported in the first quarter last year. Businesses acquired net of businesses sold subsequent to the start of the first quarter of last year increased sales by approximately 5.1 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales in fiscal 1997 by approximately 1.3 percentage points. Thus, on a comparable basis, sales increased approximately 1.1%. Aoste, a European manufacturer of processed meat products, was the principle acquisition in the current quarter.

Cost of sales increased by $146 million or 5.0% and the gross profit margin of 37.0% was slightly lower than the 37.1% in the first quarter of last year. Lower gross profit margins in the Corporation's Packaged Meats and Bakery and Personal Products operations were offset in part by improved Coffee and Grocery and Household and Body Care margins.

Selling, general and administrative expenses of $1.46 billion were $67 million or 4.8% higher than the first quarter of last year. The increase was primarily due to acquisitions and higher advertising and promotion expense offset in part by the strengthening of the U.S. dollar relative to foreign currencies. Net interest expense declined from $47 million last year to $43 million in the current year primarily as a result of lower borrowing costs.

The effective tax rate decreased from 34.0% to 32.0% of income before income taxes. This decrease was largely due to the impact of lower foreign taxes.

Net income increased 10.9% to $206 million. Net income per share increased 10.8% to $.41 per share from the $.37 reported last year.

FINANCIAL CONDITION

During the first quarter of fiscal 1997, cash and equivalents remained essentially the same while borrowings increased by $1.0 billion. The increase in borrowings is primarily attributable to business acquisitions and seasonal working capital requirements. The Corporation also repurchased 2.9 million shares of its common stock in the first quarter of 1997.

On October 31, 1996, the Corporation's board of directors authorized the repurchase of up to 20 million shares of the Corporation's outstanding common stock. This amount is in addition to 12 million shares which remain from previous repurchase authorizations. It is anticipated that future share repurchases will be funded from internal sources of cash.


RESTRUCTURING

As of September 28, 1996, the Corporation had completed the plant closure and employee severance actions defined in the fiscal 1994 restructuring plan.
The Consolidated Balance Sheet at the end of the first quarter includes $54 million of continuing lease and other obligations relating to closed facilities. These amounts are classified as current liabilities.

Actions taken as part of the restructuring plan lowered operating costs by $50 million in the first quarter of 1997; however, a significant portion of this benefit has been used for business building and profit improvement initiatives. The Corporation expects the restructuring plan to generate increasing savings, growing to an annual savings of approximately $250 million in 1998. Savings from the planned actions will be used for business building initiatives and profit improvements.

                                    PART II

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The Registrant's 1996 Annual Meeting of Stockholders was held on October 31, 1996, in Chicago, Illinois ("Annual Meeting").

(b) Not applicable.

(c) (i) A total of 423,592,948 votes (83.4% of all votes entitled to vote at the Annual Meeting) were represented by proxy or ballot at the Annual Meeting. The stockholders of the Registrant were requested to elect 18 directors as nominated by management. All nominees were elected as indicated by the following voting tabulation:

         NAME                          FOR                       WITHHELD
         ----                          ---                       --------
Paul A. Allaire                    418,419,653                   5,173,295
Frans H.J.J. Andriessen            418,407,513                   5,185,435
John H. Bryan                      418,296,872                   5,296,076
Duane L. Burnham                   418,482,213                   5,110,735
Charles W. Coker                   418,435,476                   5,157,472
Willie D. Davis                    418,328,546                   5,264,402
Donald J. Franceschini             418,334,165                   5,258,783
Allen F. Jacobson                  418,196,064                   5,396,884
Vernon E. Jordan, Jr.              417,995,678                   5,597,270
James L. Ketelsen                  418,402,034                   5,190,914
Hans B. van Liemt                  418,451,057                   5,141,891
Joan D. Manley                     418,379,937                   5,213,011
C. Steven McMillan                 418,201,665                   5,391,283
Newton N. Minow                    418,250,461                   5,342,487
Michael E. Murphy                  418,419,592                   5,173,356
Sir Arvi H. Parbo A.C.             418,303,517                   5,289,431
Rozanne L. Ridgway                 418,278,109                   5,314,839
Richard L. Thomas                  418,393,146                   5,199,802

   (ii) The stockholders were requested to ratify the appointment of Arthur Andersen LLP as the independent public accountants of the Corporation for its fiscal year 1997. The appointment of Arthur Andersen LLP was ratified by the stockholders, as 421,140,430 votes were cast for the proposal, 1,247,490 votes were cast against the proposal, and 1,205,028 votes abstained.

(d) Not applicable.

                 ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                      PAGE NUMBER OR
    EXHIBIT                                        INCORPORATED HEREIN
    NUMBER               DESCRIPTION                  BY REFERENCE TO
    -------              -----------               -------------------
     11            Computation of Net Income
                   Per Common Share                         13

     12.1          Computation of Ratio of
                   Earnings to Fixed Charges                14

     12.2          Computation of Ratio of
                   Earnings to Fixed Charges
                   and Preferred Stock Dividend
                   Requirements                             15

     27            Financial Data Schedule                  16

(b)  Reports on Form 8-K

     A Form 8-K was filed by the Corporation on September 4, 1996. It reported the consolidated balance sheets of Sara Lee Corporation and Subsidiaries as of June 29, 1996, July 1, 1995 and July 2, 1994 and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended June 29, 1996.

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

DATE:  November 11, 1996