Form 10-Q
period 1996-12-28
LEE SARA CORP
filed 1997-02-10
CIK 23666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996
                               -------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

Commission file number                    1-3344
                      ----------------------------------------------

                              Sara Lee Corporation
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   36-2089049
-------------------------------                 --------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

      Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 726-2600
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------       -------

     On December 28, 1996, the Registrant had 481,033,460 outstanding shares of common stock $1.33 1/3 par value, which is the Registrant's only class of common stock.

                         This document contains 22 pages.

                      SARA LEE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I -

      FINANCIAL STATEMENTS -
          Preface                                                             3

          Condensed Consolidated Balance Sheets -
               At December 28, 1996 and June 29, 1996                         4

          Consolidated Statements of Income -
               For the thirteen and twenty-six weeks ended
               December 28, 1996 and December 30, 1995                        5

          Consolidated Statements of Common Stockholders' Equity -
               For the period July 1, 1995 to December 28, 1996               6

          Consolidated Statements of Cash Flows - For the
               twenty-six weeks ended December 28, 1996
               and December 30, 1995                                          7

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION                                  8

PART II -

      ITEM 2. - CHANGES IN SECURITIES                                         12

      ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                              12

SIGNATURE                                                                     13

EXHIBIT 10.1 - Amendment to the 1995 Non-Employee Director
                 Stock Plan                                                   14

EXHIBIT 10.2 - Amendment to the 1995 Long-Term Incentive
                 Stock Plan                                                   15

EXHIBIT 10.3 - Amendment to the 1989 Incentive Stock Plan                     16

EXHIBIT 10.4 - Amendment to the Supplemental Benefit Plan                     17

EXHIBIT 11   - Computation of Net Income Per Common Share                     18

EXHIBIT 12.1 - Computation of Ratio of Earnings to Fixed Charges              20

EXHIBIT 12.2 - Computation of Ratio of Earnings to Fixed Charges and
                 Preferred Stock Dividend Requirements                        21

EXHIBIT 27   - Financial Data Schedule                                        22

                                     PART I

                      SARA LEE CORPORATION AND SUBSIDIARIES

                                     PREFACE

The consolidated financial statements for the thirteen and twenty-six weeks ended December 28, 1996 and December 30, 1995 and the balance sheet as of December 28, 1996 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 28, 1996 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and twenty-six weeks ended December 28, 1996 are not necessarily indicative of the operating results for the full fiscal year.

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

                      SARA LEE CORPORATION AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets at December 28, 1996 and June 29, 1996
                                  (in millions)


                                               Dec. 28,            June 29,
                                                  1996                1996
                                             -----------         -----------
ASSETS

Cash and equivalents                          $     276           $     243
Trade accounts receivable, less allowances        1,962               1,728
Inventories:
           Finished goods                         1,679               1,802
           Work in process                          471                 381
           Materials and supplies                   621                 624
                                             -----------         -----------
                                                  2,771               2,807
Other current assets                                288                 303
                                             -----------         -----------

Total current assets                              5,297               5,081


Trademarks and other assets                         509                 636
Property, net                                     3,120               3,007
Intangible assets                                 4,173               3,878
                                             -----------         -----------

                                              $  13,099           $  12,602
                                             -----------         -----------
                                             -----------         -----------

    LIABILITIES AND EQUITY

Notes payable                                 $     941           $     319
Accounts payable                                  1,278               1,592
Accrued liabilities                               2,667               2,596
Current maturities of long-term debt                134                 135
                                             -----------         -----------
Total current liabilities                         5,020               4,642


Long-term debt                                    1,881               1,842
Deferred income taxes                               342                 333
Other liabilities                                   589                 604
Minority interest in subsidiaries                   524                 523
Auction preferred stock                             300                 300
ESOP convertible preferred stock                    318                 324
Unearned deferred compensation                     (279)               (286)
Common stockholders' equity                       4,404               4,320
                                             -----------         -----------

                                              $  13,099           $  12,602
                                             -----------         -----------
                                             -----------         -----------

                      SARA LEE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
         For the Thirteen and Twenty-Six Weeks Ended December 28, 1996
                              and December 30, 1995
                      (in millions, except per share data)


                                                      THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                   --------------------------    --------------------------
                                                     Dec. 28,      Dec. 30,       Dec. 28,       Dec. 30,
                                                       1996           1995           1996           1995
                                                   -----------    -----------    -----------    -----------
Net Sales                                          $   5,269      $   4,898      $  10,155      $   9,554
                                                   -----------    -----------    -----------    -----------
Cost of Sales                                          3,249          3,020          6,326          5,951
Selling, General and Administrative Expenses           1,509          1,403          2,972          2,799
Interest Expense                                          54             60            108            119
Interest Income                                          (10)           (14)           (21)           (26)
                                                   -----------    -----------    -----------    -----------
                                                       4,802          4,469          9,385          8,843
                                                   -----------    -----------    -----------    -----------

Income Before Income Taxes                               467            429            770            711
Income Taxes                                             150            146            247            242
                                                   -----------    -----------    -----------    -----------
Net Income                                               317            283            523            469

Preferred Dividend Requirements, Net of Tax                6              7             13             14
                                                   -----------    -----------    -----------    -----------
Net Income Available for Common Stockholders       $     311      $     276      $     510      $     455
                                                   -----------    -----------    -----------    -----------
                                                   -----------    -----------    -----------    -----------

Net Income Per Common Share - Primary              $    0.64      $    0.57      $    1.05      $    0.94
                                                   -----------    -----------    -----------    -----------
                                                   -----------    -----------    -----------    -----------

     Average Shares Outstanding                          486            485            486            484
                                                   -----------    -----------    -----------    -----------
                                                   -----------    -----------    -----------    -----------

Net Income Per Common Share - Fully Diluted        $    0.62      $    0.55      $    1.02      $    0.91
                                                   -----------    -----------    -----------    -----------
                                                   -----------    -----------    -----------    -----------
     Average Shares Outstanding                          504            504            505            503
                                                   -----------    -----------    -----------    -----------
                                                   -----------    -----------    -----------    -----------

Cash Dividends Per Common Share                    $    0.21      $    0.19      $    0.40      $    0.36
                                                   -----------    -----------    -----------    -----------
                                                   -----------    -----------    -----------    -----------

                      SARA LEE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Common Stockholders' Equity
                For the Period July 1, 1995  to December 28, 1996
                       (in millions, except per share data)

                                                                                                                       UNEARNED
                                                           COMMON        CAPITAL       RETAINED    TRANSLATION        RESTRICTED
                                             TOTAL          STOCK        SURPLUS       EARNINGS    ADJUSTMENTS          STOCK
                                         ----------     ----------     ----------     ----------  -------------      -----------
Balances at July 1, 1995                  $  3,939       $    640       $     67       $  3,252       $      3       $    (23)

Net income                                     469             --             --            469             --             --
Cash dividends -
   Common ($.36 per share)                    (174)            --             --           (174)            --             --
   Auction preferred
   ($2,172.67 per share)                        (6)            --             --             (6)            --             --
   ESOP convertible preferred
   ($2.72 per share)                           (12)            --             --            (12)            --             --
Stock issuances -
   Business acquisition                         55              3             52             --             --             --
   Stock option and benefit plans               44              3             41             --             --             --
   Restricted stock, less
   amortization of $7                            7              1             16             --             --            (10)
Reacquired shares                              (58)            (3)           (55)            --             --             --
Translation adjustments                        (89)            --             --             --            (89)            --
ESOP tax benefit                                 5             --             --              5             --             --
ESOP share redemption                            4             --              4             --             --             --
Other                                           15              1             14             (1)            --              1
                                         ----------     ----------     ----------     ----------  -------------      -----------
Balances at December 30, 1995                4,199            645            139          3,533            (86)           (32)

Net income                                     447             --             --            447             --             --
Cash dividends -
   Common ($.38 per share)                    (184)            --             --           (184)            --             --
   Auction preferred
   ($2,046.33 per share)                        (7)            --             --             (7)            --             --
   ESOP convertible preferred
   ($2.72 per share)                           (12)            --             --            (12)            --             --
Stock issuances -
   Stock option and benefit plans               49              3             46             --             --             --
   Restricted stock, less
   amortization of $6                            6             --              1             --             --              5
Reacquired shares                              (45)            (1)           (44)            --             --             --
Translation adjustments                       (141)            --             --             --           (141)            --
ESOP tax benefit                                 5             --             --              5             --             --
ESOP share redemption                            3             --              3             --             --             --
Other                                           --             (1)            (4)             1             --              4
                                         ----------     ----------     ----------     ----------  -------------      -----------
Balances at June 29, 1996                    4,320            646            141          3,783           (227)           (23)

Net income                                     523             --             --            523             --             --
Cash dividends -
   Common ($.40 per share)                    (193)            --             --           (193)            --             --
   Auction preferred
   ($1,991.67 per share)                        (6)            --             --             (6)            --             --
   ESOP convertible preferred
   ($2.72 per share)                           (12)            --             --            (12)            --             --
Stock issuances -
   Business acquisition                         18              1             17             --             --             --
   Stock option and benefit plans               42              3             39             --             --             --
   Restricted stock, less
   amortization of $12                          12             --              9             --             --              3
Reacquired shares                             (258)            (9)          (214)           (35)            --             --
Translation adjustments                        (56)            --             --             --            (56)            --
ESOP tax benefit                                 5             --             --              5             --             --
ESOP share redemption                            6             --              6             --             --             --
Other                                            3             --              2             --             --              1
                                         ----------     ----------     ----------     ----------  -------------      -----------
Balances at December 28, 1996             $  4,404       $    641       $     --       $  4,065       $   (283)      $    (19)
                                         ----------     ----------     ----------     ----------  -------------      -----------
                                         ----------     ----------     ----------     ----------  -------------      -----------

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995
                                  (IN MILLIONS)

                                                          TWENTY-SIX WEEKS ENDED
                                                          ----------------------
                                                          Dec. 28,    Dec. 30,
                                                              1996        1995
                                                          ----------  ----------
OPERATING ACTIVITIES -
 Net income                                                  $  523      $  469
 Adjustments for non-cash charges included in net income:
  Depreciation                                                  246         224
  Amortization of intangibles                                    95          86
  Increase in deferred income taxes                               6          42
  Other                                                          (6)         (2)
 Changes in current assets and liabilities, excluding
  businesses acquired and sold                                 (381)       (557)
                                                          ----------  ----------

  Net cash from operating activities                            483         262
                                                          ----------  ----------

INVESTING ACTIVITIES -
 Purchases of property and equipment                           (233)       (201)
 Acquisitions of businesses                                    (540)        (72)
 Dispositions of investment and business                        114          --
 Sales of property                                               32          21
 Other                                                           10          18
                                                          ----------  ----------
 Net cash used in investing activities                         (617)       (234)
                                                          ----------  ----------
FINANCING ACTIVITIES -
 Issuances of common stock                                       42          44
 Purchases of common stock                                     (258)        (58)
 Borrowings of long-term debt                                   155         297
 Repayments of long-term debt                                  (146)       (159)
 Short-term borrowings, net                                     588          96
 Payments of dividends                                         (211)       (192)
                                                          ----------  ----------
 Net cash from financing activities                             170          28
                                                          ----------  ----------
Effect of changes in foreign exchange rates on cash              (3)         (7)
                                                          ----------  ----------
Increase in cash and equivalents                                 33          49

Cash and equivalents at beginning of year                       243         202
                                                          ----------  ----------
Cash and equivalents at end of quarter                       $  276      $  251
                                                          ----------  ----------
                                                          ----------  ----------

COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
  (Increase) in trade accounts receivable                    $ (115)     $ (134)
  Decrease (increase) in inventories                            180         (66)
  Decrease in other current assets                               45          23
  (Decrease) in accounts payable                               (452)       (295)
  (Decrease) in accrued liabilities                             (39)        (85)
                                                          ----------  ----------
Changes in current assets and liabilities                    $ (381)     $ (557)
                                                          ----------  ----------
                                                          ----------  ----------

                      SARA LEE CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The following is a discussion of the results of operations for the second quarter and first half of fiscal 1997 compared to comparable periods of fiscal 1996 and a discussion of the changes in financial condition during the first half of fiscal 1997.


RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER FISCAL 1997 TO SECOND QUARTER FISCAL 1996

Net sales by business segment in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 were as follows:


                                         Thirteen Weeks Ended
                                       -------------------------
                                        Dec. 28,       Dec. 30,     Percent
                                          1996           1995        Change
                                       ----------     ----------   ---------
 Packaged Meats and Bakery              $  2,036       $  1,732      17.6 %

 Coffee and Grocery                          731            782      (6.4)

 Household and Body Care                     440            429       2.5

 Personal Products                         2,067          1,958       5.6

 Intersegment sales                           (5)            (3)       NM
                                       ----------     ----------   ---------

      Net Sales                         $  5,269       $  4,898       7.6 %
                                       ----------     ----------   ---------
                                       ----------     ----------   ---------


Businesses acquired net of businesses sold subsequent to the start of the second quarter of last fiscal year increased net sales by approximately 6.8 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales in the second quarter by approximately 1.4 percentage points. Thus, on a comparable basis, sales increased approximately 2.2%. The principal acquisitions in fiscal 1997 were Aoste, a European manufacturer of processed meat products, and Lovable Italiana S.p.A., an Italian intimate apparel company.

Cost of sales increased by $229 million or 7.6% and the gross profit margin of 38.3% was unchanged from the second quarter of fiscal 1996. Improved gross profit margins in the Coffee and Grocery and Household and Body Care segments offset lower gross profit margins in the Personal Products and Packaged Meats and Bakery segments.

Selling, general and administrative expenses of $1.51 billion were $106 million or 7.6% higher than the second quarter of fiscal 1996. This increase was primarily due to acquisitions offset in part by the strengthening of the U.S. dollar relative to foreign currencies. Net interest declined from $46 million last year to $44 million in the current year primarily as a result of lower borrowing costs.

The effective tax rate decreased from 34.0% to 32.0% of income before income taxes. The decrease is largely due to the impact of lower foreign taxes.

Net income increased 12.1% to $317 million. Net income per share increased 12.3% to $.64 per share from the $.57 reported last year.


COMPARISON OF FIRST HALF OF FISCAL 1997 TO FIRST HALF OF FISCAL 1996

Net sales by business segment in the first half of fiscal 1997 as compared to the first half of fiscal 1996 were as follows:

                                         Twenty-Six Weeks Ended
                                       -------------------------
                                        Dec. 28,       Dec. 30,     Percent
                                          1996           1995        Change
                                       ----------     ----------   ---------

 Packaged Meats and Bakery              $  3,924       $  3,345      17.3 %

 Coffee and Grocery                        1,405          1,507      (6.8)

 Household and Body Care                     871            860       1.3

 Personal Products                         3,965          3,847       3.1

 Intersegment sales                          (10)            (5)       NM
                                        ----------     ----------   ---------

     Net Sales                         $  10,155       $  9,554       6.3 %
                                       ----------     ----------   ---------
                                       ----------     ----------   ---------

Businesses acquired net of businesses sold subsequent to the start of fiscal 1996 increased net sales by approximately 6.0 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales in fiscal 1997 by approximately 1.4 percentage points. Thus, on a comparable basis, net sales increased approximately 1.7%.

Cost of sales increased by $375 million or 6.3% and the gross profit margin of 37.7% was unchanged from the first half of fiscal 1996. Improved gross profit margins in the Coffee and Grocery and Household and Body Care segments offset lower gross profit margins in the Personal Products and Packaged Meats and Bakery segments.

Selling, general and administrative expenses of $2.97 billion were $173 million or 6.2% higher than the first half of fiscal 1996. This increase was primarily due to acquisitions offset in part by the strengthening of the U.S. dollar relative to foreign currencies. Net interest declined from $93 million to $87 million in the current year primarily as a result of lower borrowing costs.

The effective tax rate decreased from 34.0% to 32.0% of income before income taxes. The decrease is largely due to the impact of lower foreign taxes.

Net income increased 11.6% to $523 million. Net income per share increased 11.7% to $1.05 per share from the $.94 reported last year.


FINANCIAL CONDITION

During the first half of fiscal 1997, net cash from operating activities was $483 million as compared to $262 million in the first half of fiscal 1996. The $221 million improvement in operating cash flows was primarily due to lower working capital requirements than in the first half of fiscal 1996.

Net cash expended for investing activities was $617 million in the first half of fiscal 1997 as compared to $234 million in the first half of fiscal 1996. The increase is primarily due to higher cash expenditures for business acquisitions, offset in part by cash proceeds from the disposition of an equity investment and business.

On October 31, 1996, the Corporation's board of directors authorized the repurchase of up to 20 million shares of the Corporation's outstanding common stock. This amount was in addition to 12 million shares which remained from previous repurchase authorizations. During the first half of fiscal 1997, the Corporation repurchased 7.2 million shares of its outstanding common stock for $258 million. It is anticipated that future share repurchases will be funded from internal sources of cash.

During the first half of fiscal 1997, cash and equivalents increased by $33 million while net borrowings produced a cash inflow of $597 million. The increased borrowing level is primarily attributable to business acquisitions.

RESTRUCTURING

As of September 28, 1996, the Corporation had completed the plant closure and employee severance actions defined in the fiscal 1994 restructuring plan. Actions taken as part of the restructuring plan lowered operating costs by $102 million in the first half of fiscal 1997; however, a significant portion of this benefit has been used for business building and profit improvement initiatives. The Corporation expects the restructuring plan to generate increased savings in subsequent quarters growing to an annual savings of approximately $250 million in 1998. Savings from the planned actions will be used for business building and profit improvement initiatives.

                                  PART II

ITEM 2.  - CHANGES IN SECURITIES

(c) On October 11, 16, 22, 24, and 29, 1996, the Corporation issued 398, 492, 213, 232 and 1,129 shares of its common stock, respectively, upon exercises of employee stock options to 5 employees of the Corporation and its subsidiaries for approximately $46,000 in cash in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                                PAGE NUMBER OR
EXHIBIT                                                      INCORPORATED HEREIN
NUMBER                DESCRIPTION                               BY REFERENCE TO
--------       ---------------------------------------       -------------------

 10.1          Amendment to the 1995 Non-Employee Director
               Stock Plan                                             14

 10.2          Amendment to the 1995 Long-Term Incentive
               Stock Plan                                             15

 10.3          Amendment to the 1989 Incentive Stock Plan             16

 10.4          Amendment to the Supplemental Benefit Plan             17

 11            Computation of Net Income Per Common Share             18

 12.1          Computation of Ratio of Earnings to Fixed Charges      20

 12.2          Computation of Ratio of Earnings to Fixed Charges
               and Preferred Stock Dividend Requirements              21

 27            Financial Data Schedule                                22

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


DATE:  February 10, 1997