Form 10-Q
period 1997-03-29
LEE SARA CORP
filed 1997-05-13
CIK 23666

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 29, 1997
                               --------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission file number             1-3344
                      -------------------------------------------

                                 SARA LEE CORPORATION
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

         MARYLAND                                     36-2089049
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

        THREE FIRST NATIONAL PLAZA, SUITE 4600, CHICAGO, ILLINOIS  60602-4260
       ----------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (312) 726-2600
                                    --------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No
      -----       -----

On March 29, 1997, the Registrant had 480,322,075 outstanding shares of common stock $ 1.33 1/3 par value, which is the Registrant's only class of common stock.

                           This document contains 20 pages.

                        SARA LEE CORPORATION AND SUBSIDIARIES
                        -------------------------------------


                                        INDEX

PART I -
    FINANCIAL STATEMENTS -
         Preface                                                         3

         Condensed Consolidated Balance Sheets -
              At March 29, 1997 and June 29, 1996                        4

         Consolidated Statements of Income -
              For the thirteen and thirty-nine weeks ended
              March 29, 1997 and March 30, 1996                          5

         Consolidated Statements of Common Stockholders' Equity -
              For the period July 1, 1995 to March 29, 1997              6

         Consolidated Statements of Cash Flows -
              For the thirty-nine weeks ended
              March 29, 1997 and March 30, 1996                          7

         Note to Consolidated Financial Statements                       8


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION                              9

PART II -

    ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                          14

SIGNATURE                                                               15

EXHIBIT 11  - Computation of Net Income Per Common Share                16

EXHIBIT 12.1 - Computation of Ratio of Earnings to Fixed Charges        18

EXHIBIT 12.2 - Computation of Ratio of Earnings to Fixed Charges and
                Preferred Stock Dividend Requirements                   19

EXHIBIT 27 - Financial Data Schedule                                    20

                                        PART I

                        SARA LEE CORPORATION AND SUBSIDIARIES
                        -------------------------------------

                                       PREFACE
                                       --------

The consolidated financial statements for the thirteen and thirty-nine weeks ended March 29, 1997 and March 30, 1996 and the balance sheet as of March 29, 1997 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 29, 1997 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and thirty-nine weeks ended March 29, 1997 are not necessarily indicative of the operating results for the full fiscal year.

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

                        SARA LEE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 29, 1997 AND JUNE 29, 1996
                                    (IN MILLIONS)



                                                      March 29,       June 29,
                                                         1997          1996
                                                      ---------      ---------
              ASSETS

Cash and equivalents                                  $     230      $     243
Trade accounts receivable, less allowances                1,944          1,728
Inventories:
         Finished goods                                   1,725          1,802
         Work in process                                    471            381
         Materials and supplies                             634            624
                                                      ---------      ---------
                                                          2,830          2,807
Other current assets                                        301            303
                                                      ---------      ---------

         Total current assets                             5,305          5,081


Trademarks and other assets                                 515            636
Property, net                                             3,033          3,007
Intangible assets                                         4,051          3,878
                                                      ---------      ---------

                                                      $  12,904      $  12,602
                                                      ---------      ---------
                                                      ---------      ---------

     LIABILITIES AND EQUITY

Notes payable                                         $     857      $     319
Accounts payable                                          1,324          1,592
Accrued liabilities                                       2,628          2,596
Current maturities of long-term debt                        153            135
                                                      ---------      ---------

         Total current liabilities                        4,962          4,642


Long-term debt                                            1,943          1,842
Deferred income taxes                                       335            333
Other liabilities                                           558            604
Minority interest in subsidiaries                           528            523
Auction preferred stock                                     300            300
ESOP convertible preferred stock                            318            324
Unearned deferred compensation                             (279)          (286)
Common stockholders' equity                               4,239          4,320
                                                      ---------      ---------

                                                      $  12,904      $  12,602
                                                      ---------      ---------
                                                      ---------      ---------

See accompanying Note to Consolidated Financial Statements

                        SARA LEE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                         (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                     THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                   -----------------------      ------------------------
                                                   March 29,      March 30,     March 29,      March 30,
                                                     1997           1996          1997           1996
                                                   --------       --------      ---------      ---------
Net Sales                                          $  4,649       $  4,443      $  14,804      $  13,997
                                                   --------       --------      ---------      ---------

Cost of Sales                                         2,892          2,724          9,218          8,675
Selling, General and Administrative Expenses          1,416          1,396          4,388          4,195
Interest Expense                                         48             56            156            175
Interest Income                                          (9)           (17)           (30)           (43)
                                                   --------       --------      ---------      ---------
                                                      4,347          4,159         13,732         13,002
                                                   --------       --------      ---------      ---------


Income Before Income Taxes                              302            284          1,072            995
Income Taxes                                             96             96            343            338
                                                   --------       --------      ---------      ---------

Net Income                                              206            188            729            657

Preferred Dividend Requirements, Net of Tax               7              7             20             21
                                                   --------       --------      ---------      ---------

Net Income Available for Common Stockholders       $    199       $    181      $     709      $     636
                                                   --------       --------      ---------      ---------
                                                   --------       --------      ---------      ---------


Net Income Per Common Share - Primary              $   0.41       $   0.37      $    1.46      $    1.31
                                                   --------       --------      ---------      ---------
                                                   --------       --------      ---------      ---------


       Average Shares Outstanding                       484            487            485            485
                                                   --------       --------      ---------      ---------
                                                   --------       --------      ---------      ---------


Net Income Per Common Share - Fully Diluted        $   0.40       $   0.36      $    1.42      $    1.27
                                                   --------       --------      ---------      ---------
                                                   --------       --------      ---------      ---------


       Average Shares Outstanding                       502            505            504            504
                                                   --------       --------      ---------      ---------
                                                   --------       --------      ---------      ---------


Cash Dividends Per Common Share                    $   0.21       $   0.19      $    0.61      $    0.55
                                                   --------       --------      ---------      ---------
                                                   --------       --------      ---------      ---------


See accompanying Note to Consolidated Financial Statements

                        SARA LEE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    FOR THE PERIOD JULY 1, 1995  TO MARCH 29, 1997
                         (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                     UNEARNED
                                                  COMMON     CAPITAL     RETAINED    TRANSLATION    RESTRICTED
                                       TOTAL       STOCK     SURPLUS     EARNINGS    ADJUSTMENTS       STOCK
                                     --------     ------     -------     --------    -----------    ----------
Balances at July 1, 1995             $  3,939     $  640     $    67     $  3,252    $         3    $      (23)


Net income                                657         --          --          657             --            --
Cash dividends -
     Common ($.55 per share)             (265)        --          --         (265)            --            --
     Auction preferred
     ($3,222.00 per share)                (10)        --          --          (10)            --            --
     ESOP convertible preferred
     ($4.08 per share)                    (18)        --          --          (18)            --            --
Stock issuances -
     Business acquisition                  55          3          52           --             --            --
     Stock option and benefit plans        75          5          70           --             --            --
     Restricted stock, less
     amortization of $11                   11          1          17           --             --            (7)
Reacquired shares                         (58)        (3)        (55)          --             --            --
Translation adjustments                  (168)        --          --           --           (168)           --
ESOP tax benefit                            7         --          --            7             --            --
ESOP share redemption                       4         --           4           --             --            --
Other                                      15          1          12           (1)            --             3
                                     --------     ------     -------     --------    -----------    ----------
Balances at March 30, 1996              4,244        647         167        3,622           (165)          (27)

Net income                                259         --          --          259             --            --
Cash dividends -
     Common ($.19 per share)              (93)        --          --          (93)            --            --
     Auction preferred
     ($997.00 per share)                   (3)        --          --           (3)            --            --
     ESOP convertible preferred
     ($1.36 per share)                     (6)        --          --           (6)            --            --
Stock issuances -
     Stock option and benefit plans        18          1          17           --             --            --
     Restricted stock, less
     amortization of $2                     2         --          --           --             --             2
Reacquired shares                         (45)        (1)        (44)          --             --            --
Translation adjustments                   (62)        --          --           --            (62)           --
ESOP tax benefit                            3         --          --            3             --            --
ESOP share redemption                       3         --           3           --             --            --
Other                                      --         (1)         (2)           1             --             2
                                     --------     ------     -------     --------    -----------    ----------
Balances at June 29, 1996               4,320        646         141        3,783           (227)          (23)

Net income                                729         --          --          729             --            --
Cash dividends -
     Common ($.61 per share)             (294)        --          --         (294)            --            --
     Auction preferred
     ($2,981.00 per share)                 (9)        --          --           (9)            --            --
     ESOP convertible preferred
     ($4.08 per share)                    (18)        --          --          (18)            --            --
Stock issuances -
     Business acquisition                  18          1          17           --             --            --
     Stock option and benefit plans        71          5          66           --             --            --
     Restricted stock, less
     amortization of $  18                 18         --          13           --             --             5
Reacquired shares                        (338)       (12)       (245)         (81)            --            --
Translation adjustments                  (274)        --          --           --           (274)           --
ESOP tax benefit                            7         --          --            7             --            --
ESOP share redemption                       6         --           6           --             --            --
Other                                       3         --           2           --             --             1
                                     --------     ------     -------     --------    -----------    ----------
Balances at March 29, 1997           $  4,239     $  640     $    --     $  4,117    $      (501)   $      (17)
                                     --------     ------     -------     --------    -----------    ----------
                                     --------     ------     -------     --------    -----------    ----------

See accompanying Note to Consolidated Financial Statements             Page 6

                        SARA LEE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTY-NINE WEEKS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                                    (IN MILLIONS)

                                                                 THIRTY-NINE WEEKS ENDED
                                                                 ------------------------
                                                                 March 29,      March 30,
                                                                   1997           1996
                                                                 ---------      ---------
OPERATING ACTIVITIES -
  Net income                                                     $     729      $     657
  Adjustments for non-cash charges included in net income:
     Depreciation                                                      367            340
     Amortization of intangibles                                       143            132
     Increase in deferred income taxes                                  13             33
     Other                                                             (30)           (32)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                     (477)          (686)
                                                                 ---------      ---------

  Net cash from operating activities                                   745            444
                                                                 ---------      ---------

INVESTING ACTIVITIES -
  Purchases of property and equipment                                 (350)          (328)
  Acquisitions of businesses                                          (594)           (72)
  Dispositions of investment and business                              114             --
  Sales of property                                                     40             27
  Other                                                                 11             35
                                                                 ---------      ---------

  Net cash used in investing activities                               (779)          (338)
                                                                 ---------      ---------

FINANCING ACTIVITIES -
  Issuances of common stock                                             71             75
  Purchases of common stock                                           (338)           (58)
  Borrowings of long-term debt                                         353            351
  Repayments of long-term debt                                        (224)          (283)
  Short-term borrowings, net                                           492             77
  Payments of dividends                                               (321)          (293)
                                                                 ---------      ---------

  Net cash from (used in) financing activities                          33           (131)
                                                                 ---------      ---------

Effect of changes in foreign exchange rates on cash                    (12)           (10)
                                                                 ---------      ---------

Decrease in cash and equivalents                                       (13)           (35)

Cash and equivalents at beginning of year                              243            202
                                                                 ---------      ---------

Cash and equivalents at end of quarter                           $     230      $     167
                                                                 ---------      ---------
                                                                 ---------      ---------


COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                     $    (175)     $    (229)
     Decrease (increase) in inventories                                 42           (144)
     Decrease (increase) in other current assets                        26            (13)
     (Decrease) in accounts payable                                   (362)          (275)
     (Decrease)  in accrued liabilities                                 (8)           (25)
                                                                 ---------      ---------

Changes in current assets and liabilities                        $    (477)     $    (686)
                                                                 ---------      ---------
                                                                 ---------      ---------

See accompanying Note to Consolidated Financial Statements
                                                                     Page 7

                        SARA LEE CORPORATION AND SUBSIDIARIES
                        -------------------------------------


                      NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                      -----------------------------------------


1. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) which will become effective for the Corporation in the second quarter of fiscal 1998. When adopted, SFAS 128 will replace the presentation of primary earnings per share (EPS) with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted, will also need to be disclosed under SFAS 128. The basic and diluted EPS amounts of the Corporation are as follows:

                  Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                  --------------------       -----------------------
                  March 29,   March 30,      March 29,   March 30,
                   1997         1996           1997        1996
                  ---------   ---------      ---------   ----------

      Basic EPS      $0.42      $0.37          $1.48       $1.32
                     -----      -----          -----       -----
      Diluted EPS    $0.40      $0.36          $1.42       $1.28
                     -----      -----          -----       -----

      The Corporation will be required to restate all prior periods when SFAS 128 becomes effective.

                        SARA LEE CORPORATION AND SUBSIDIARIES
                        -------------------------------------


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
            -------------------------------------------------------------
                               AND FINANCIAL CONDITION
                               -----------------------


The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 1997 compared to comparable periods of fiscal 1996 and a discussion of the changes in financial condition during the first nine months of fiscal 1997.


RESULTS OF OPERATIONS

Comparison of Third Quarter Fiscal 1997 to Third Quarter Fiscal 1996
--------------------------------------------------------------------

Operating results by business segment in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 were as follows:


                                              THIRTEEN WEEKS ENDED
                                     -----------------------------------------
                                            Sales           Operating Income
                                     -------------------   -------------------
                                     March 29,  March 30,  March 29,  March 30,
                                       1997       1996       1997       1996
                                     --------   --------   --------   --------
Packaged Meats and Bakery            $1,788     $1,536       $ 99        $ 89
Coffee & Grocery                        684        694         99         102
Household and Body Care                 448        464         49          46
Personal Products                     1,732      1,751        158         142
                                     ------     ------       ----        ----
   Total sales and operating income   4,652      4,445        405         379
Intersegment sales                       (3)        (2)        --          --
Interest, net                            --         --        (39)        (39)
Unallocated corporate expense            --         --        (64)        (56)
                                     ------     ------       ----        ----
   Net sales and pre-tax income      $4,649     $4,443       $302        $284
                                     ------     ------       ----        ----
                                     ------     ------       ----        ----


Consolidated net sales increased 4.6% in the third quarter. Businesses acquired net of businesses sold subsequent to the start of the third quarter of last fiscal year increased net sales by approximately 5.7 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales by approximately 3.3 percentage points. Thus, on a comparable basis sales increased 2.2%. Operating income increased 6.7% in the quarter as a result of business acquisitions and profit increases in the Personal Products and Household and Body Care segments offset by slightly lower profit margins in other businesses. Excluding the impact of business acquisitions, dispositions and changes in foreign currencies, operating income increased 9.1%. Net interest expense was approximately the same as the prior year and unallocated corporate expenses increased by $8 million. Pre-tax income increased 6.5%.

The effective tax rate decreased from 34.0% to 32.0% of pre-tax income. This decrease is largely due to lower foreign taxes. Net income increased 9.7% while primary earnings per share increased 10.8%. Earnings per share increased at a rate in excess of net income because there were fewer shares outstanding during the period.

Net sales and operating income in the Packaged Meats and Bakery segment increased 16.4% and 11.2%, respectively. The increase in the net sales and profits was largely due to the acquisition of the French processed meats company Aoste. Excluding the impact of acquisitions and changes in foreign currencies, Packaged Meats and Bakery sales and operating income increased approximately 4.0%. Excluding acquisitions, unit volumes for the worldwide Packaged Meats businesses fell 1% and Bakery volumes were unchanged during the quarter. Foodservice units rose 6% during the quarter.

Coffee and Grocery sales declined 1.3% while operating income declined 2.1% as a stronger dollar relative to European currencies negatively impacted translated results for this line of business. Sales and operating income were negatively impacted by over 9.0 percentage points as a result of the stronger dollar. Unit volumes for roasted coffee, excluding acquisitions, were up 11% as higher green coffee prices caused retailers and consumers to increase their purchases in anticipation of rising consumer coffee prices.

Net sales in the Household and Body Care segment declined 3.4% while operating income increased 5.1%. Operating results benefited from increased profitability in the core Household and Body Care product categories, which include shoe care, body care and insecticides, and higher sales from direct selling operations. Reported sales and operating income for this line of business were negatively impacted by approximately 6.0 percentage points as a result of the strengthening of the U.S. dollar in relation to foreign currencies.

Personal Products sales declined 1.1 % while operating income increased 10.9%. The improvement in segment profitability was primarily attributable to incremental savings from the 1994 restructuring and lower LIFO inventory provisions. The impact of the stronger U.S. dollar negatively impacted sales and operating income of this segment by approximately 2.0 percentage points. Unit volumes for worldwide sheer hosiery were flat while Knit Products increased 7% and Intimate Apparel unit volumes improved 2%.

COMPARISON OF FIRST NINE MONTHS OF FISCAL 1997 TO FIRST NINE MONTHS OF FISCAL
-----------------------------------------------------------------------------
1996
----

Operating results by business segment for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 were as follows:

                                              THIRTY-NINE WEEKS ENDED
                                    ----------------------------------------
                                           SALES           OPERATING INCOME
                                    -------------------   ------------------
                                    March 29,  March 30,  March 29, March 30,
                                      1997       1996       1997       1996
                                    --------   --------   --------  --------

Packaged Meats and Bakery           $ 5,712    $ 4,881     $  342   $    301
Coffee & Grocery                      2,089      2,201        339        330
Household and Body Care               1,319      1,324        143        134
Personal Products                     5,697      5,598        546        527
                                     ------     ------      -----    -------
   Total sales and operating income  14,817     14,004      1,370      1,292

Intersegment sales                      (13)        (7)        --         --
Interest, net                            --         --       (126)      (132)
Unallocated corporate expense            --         --       (172)      (165)
                                     ------     ------      -----    -------
   Net sales and pre-tax income     $14,804    $13,997     $1,072   $    995
                                     ------     ------      -----    -------
                                     ------     ------      -----    -------


Consolidated net sales increased 5.8% for the nine months ended March 29, 1997. Businesses acquired net of businesses sold subsequent to the start of fiscal 1996 increased net sales by 6.0 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales by approximately 2.0 percentage points. Thus on a comparable basis sales increased 1.8%. Operating income increased 6.1% for the first nine months of fiscal 1997 as a result of business acquisitions and improved profit margins in the Coffee and Grocery, Household and Body Care, and Personal Products business segments. Excluding the impact of business acquisitions, dispositions, and changes in foreign currencies, operating income increased 5.7%. Net interest expense for the nine months ended March 29, 1997 was 5.0% lower than the prior year. Unallocated corporate expense increased 4.8% over the prior year. Pre-tax income for the nine month period increased 7.8%.

The effective tax rate was 32.0% in the first nine months of fiscal 1997 as compared to 34.0% in the first nine months of fiscal 1996. The decrease is largely due to the impact of lower foreign taxes. Net income increased 11.0% to $729 million while net income per share increased 11.5% to $1.46 from $1.31 last year. The higher percentage increase in earnings per share compared to net income is attributable to lower preferred dividends.

Net sales and operating income in the Packaged Meats and Bakery segment increased 17.0% and 13.7%, respectively, largely due to the acquisition of the French processed meat company Aoste. Excluding the impact of acquisitions and changes in foreign currencies, Packaged Meats and Bakery sales and operating income increased approximately 4.0%. Packaged Meats unit volumes declined 1%, Bakery unit volumes declined 5% and Foodservice unit volumes increased 3%.

Coffee and Grocery sales declined 5.1% while operating income increased 3.0%.
 Operating margins for the first nine months of fiscal 1997 improved as a result of lower coffee costs, improved operating efficiencies, increased sales of higher-margin products and a 5% increase in unit volume. Sales and operating income were negatively impacted by over 5.6 percentage points as a result of the strengthening of the U.S. dollar in relation to foreign currencies.

Net sales in the Household and Body Care segment declined 0.4% while operating income increased 6.4% for the first nine months of fiscal 1997. Operating margins improved as a result of improved profitability in the core Household and Body Care product categories, which include shoe care, body care and insecticides. Reported sales and operating income in this segment were negatively impacted by approximately 4.5 percentage points as a result of the strengthening of the U.S. dollar in relation to foreign currencies.

For the first nine months of the fiscal year, Personal Products sales and operating income increased 1.8% and 3.6%, respectively. The improvement in segment profitability was primarily attributable to incremental savings from the 1994 restructuring and lower LIFO inventory provisions. The impact of the stronger U.S. dollar negatively impacted sales and operating income of this segment by approximately 1.0 percentage point. For the first nine months, worldwide legwear unit sales were flat, combining a 2% decline in sheer hosiery units and an 8% increase in sock unit sales. Worldwide Knit Products unit sales were up 9% while Intimate Apparel volumes declined 1%.

FINANCIAL CONDITION

During the first nine months of fiscal 1997, net cash from operating activities was $745 million as compared to $444 million in the comparable period in fiscal 1996. The $301 million improvement in operating cash flows was primarily due to lower working capital requirements and higher operating income.

Net cash expended for investing activities was $779 million in the first nine months of fiscal 1997 as compared to $338 million in fiscal 1996. The increase is primarily due to higher cash expenditures for business acquisitions, offset in part by cash proceeds from the disposition of an equity investment and business.

On October 31, 1996, the Corporation's board of directors authorized the repurchase of up to 20 million shares of the Corporation's outstanding common stock. This amount was in addition to 12 million shares which remained from previous repurchase authorizations. During the first nine months of fiscal 1997, the Corporation repurchased 9.3 million shares of its outstanding common stock for $338 million. It is anticipated that future share repurchases will be funded from internal sources of cash.

During the first nine months of fiscal 1997, net borrowings produced a cash inflow of $621 million. The increased borrowing level is primarily attributable to business acquisitions.

RESTRUCTURING

As of September 28, 1996, the Corporation had completed the plant closure and employee severance actions defined in the fiscal 1994 restructuring plan. Actions taken as part of the restructuring plan lowered operating costs by $152 million in the first nine months of fiscal 1997; however, a significant portion of this benefit has been used for business building and profit improvement initiatives. The Corporation expects the restructuring plan to generate increased savings in subsequent quarters growing to an annual savings of approximately $250 million in 1998. Savings from the planned actions will be used for business building and profit improvement initiatives.

                                       PART II



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                   PAGE NUMBER OR
   EXHIBIT                                       INCORPORATED HEREIN
   NUMBER             DESCRIPTION                  BY REFERENCE TO
   ------             -----------                 -------------------

    11        Computation of Net Income Per
              Common Share                                 16

    12.1      Computation of Ratio of Earnings to
              Fixed Charges                                18

    12.2      Computation of Ratio of Earnings to
              Fixed Charges and Preferred Stock
              Dividend Requirements                        19

    27        Financial Data Schedule                      20

(b)  Reports on Form 8-K

    No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

                                  S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SARA LEE CORPORATION

                                                 (Registrant)





                                            By: /s/WAYNE R. SZYPULSKI
                                               -------------------------------
                                                 Wayne R. Szypulski
                                                 Vice President and Controller


DATE: May 13, 1997