Form 10-K405
period 1997-06-28
LEE SARA CORP
filed 1997-09-23
CIK 23666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

(MARK ONE)

    /X/                            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934
                                      FOR THE FISCAL YEAR ENDED JUNE 28, 1997
                                                        OR
    / /                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

                                ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                     ON WHICH REGISTERED
-----------------------------------     -----------------------------------
 Common Stock, $1.33 1/3 par value      The Chicago Stock Exchange
                                        The New York Stock Exchange
                                        The Pacific Stock Exchange
                                        Amsterdam Stock Exchange
                                        The Bourse (Paris)
                                        Swiss Exchange
                                        The Stock Exchange (London)
  Preferred Stock Purchase Rights       The Chicago Stock Exchange
                                        The New York Stock Exchange
                                        The Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                 --------------

    Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of September 2, 1997, the aggregate market value of the voting and non-voting common equity (based upon the closing price per share of Common Stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was approximately $19.9 billion.

    On September 2, 1997, the registrant had outstanding 480,725,013 shares of common stock of $1.33 1/3 par value, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement, dated September 22, 1997, are incorporated by reference into Items 10-12 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

                      (A) GENERAL DEVELOPMENT OF BUSINESS

    Sara Lee Corporation ("Sara Lee" or the "Corporation") is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. It was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985.

    For the past five years, the main focus of Sara Lee has been to continue to build brand equity and improve returns. Sara Lee currently has 31 "megabrands", defined as a brand with sales of more than $100 million. Sara Lee pursued its strategy of building brand equity and improving returns through the introduction of new products, the expansion of existing products into new markets, and a significant commitment to marketing support in order to build leadership brands. In fiscal 1997, Sara Lee spent $1.9 billion to retain and grow the equity of its brands with customers, and to support its stable of value-added, high-margin products in its four industry segments, Packaged Meats and Bakery, Coffee and Grocery, Household and Body Care and Personal Products. This amount represents an increase of 5% over fiscal 1996.

    On September 15, 1997, Sara Lee announced that it is considering the adoption of a three-year strategic program to more tightly focus its business activity and make the Corporation more competitive. The key element of the program is a plan to de-verticalize the operations of Sara Lee to the extent practical and possible by divesting operating assets. Sara Lee is targeting to raise $3 billion in cash over the next three years through the divestment of operating assets and further cost reduction programs, including outsourcing. The three-year strategic program will result in a fiscal 1998 after-tax charge, which is currently estimated to be approximately $1.6 billion, related primarily to the sale and write down of assets that Sara Lee has determined it does not need to own in order to fulfill its primary mission of building brands on a global basis. Sara Lee anticipates that the charge will be predominantly non-cash.

SARA LEE PACKAGED MEATS AND BAKERY

    Sara Lee Packaged Meats continued its focus on high-margin, value-added products in fiscal year 1997 with an emphasis on convenient and "better-for-you" products. Several Sara Lee meat brands introduced more easy-to prepare and reduced-fat or fat-free products in fiscal 1997. Reduced-fat products account for an increasing percentage of Sara Lee's retail meat sales. On a worldwide basis, unit volumes were unchanged for the year, reflecting a continuing strategy to exit low-margin categories and the impact of higher commodity costs, although sales and profits increased.

    In fiscal 1997, Sara Lee pursued its objectives of building brands and increasing business outside the United States through its acquisition of Aoste, a leading processed meats company in France and one of Europe's largest processed meats producers. Aoste manufactures processed meats under the major brand names of AOSTE, JUSTIN BRIDOU and COCHONOU. As a result of the acquisition, Sara Lee is the largest packaged meats company in the world. Sara Lee also focused on integrating its international businesses and brands to take advantage of operating synergies, cost-containment programs and new product opportunities.

    Sara Lee Bakery maintained its leadership position as the top frozen-baked goods brand in the United States, the United Kingdom and Australia in fiscal 1997. During the fiscal year, Sara Lee Bakery continued to pursue growth and expansion opportunities in international markets. Currently, more than 25% of total Bakery sales are generated outside the U.S. Sara Lee Bakery also introduced and expanded its distribution of a number of new products, including fresh-baked goods. Fresh-baked offerings are currently available in approximately one-third of U.S. markets. In fiscal 1997, Sara Lee also expanded the number of products with microwaveability, smaller or single-serving sizes and added convenience. Sara Lee Bakery's foodservice unit continued to expand its product offerings, including a selection of ultra-premium pies and cakes.

During the year, Sara Lee Bakery completed its acquisition of Finnegans Famous Cakes Ltd., a leading privately owned foodservice company based in England. The Bakery also acquired Grand Metropolitan, Plc's Brossard bakery businesses in France and Italy. In fiscal 1997, worldwide unit volume, excluding acquisitions, declined 5% for the fiscal year, reflecting a weak retail environment for frozen baked goods, although sales and profits rose in international markets.

    Sara Lee Foodservice's business, PYA/Monarch, maintained its position as the leading foodservice distributor in the southeastern United States and the fourth-largest full-line foodservice company in the nation. Sara Lee continues to focus on low-cost production, customer service and increasing unit volumes. PYA/Monarch has continued to pursue a strategy of aggressive warehouse expansion to meet sales growth in key markets. PYA also introduced new technologies in the 1997 fiscal year to enhance responsiveness to customers. Foodservice unit volumes increased 4%, excluding acquisitions.

SARA LEE COFFEE AND GROCERY

    During fiscal 1997, the Coffee and Grocery line of business introduced new items to address regional taste preferences, lifestyle trends and worldwide demand for premium and specialty coffees. Sara Lee offered new coffee products in France, Greece, the Netherlands, Spain and Australia. Sara Lee also continued to refine its format for retail coffee outlets in Europe, opening four JACQMOTTE STORE coffee shops in Belgium and four COFFEE TIMES outlets in the Netherlands. During the 1997 fiscal year, instant coffee products were introduced in Russia, where Sara Lee has marketed tea since 1994. New tea products were also launched during the fiscal year. Sara Lee expanded its line of ready-to-drink, cold fruit teas in the Netherlands.

    Green coffee costs were volatile in fiscal 1997. As green coffee costs began to rise early in the third quarter of fiscal 1997, consumer demand strengthened in anticipation of retail price increases. Unit volumes for roasted coffee rose 3% for the fiscal year, excluding acquisitions.

    The volatility in green coffee prices as well as the strengthening of the U.S. dollar relative to European currencies affected the coffee and grocery operations. While reported sales fell 2.9%, dollar-denominated profits rose 2.9%. In local currency terms, both revenues and profits grew in the 1997 fiscal year.

SARA LEE HOUSEHOLD AND BODY CARE

    Sara Lee Household and Body Care is comprised of three core categories -- shoe care, body care and insecticides. In fiscal 1997, Household and Body Care continued to grow and posted increased sales and profits on the strength of its shoe care and body care businesses. Sales for insecticides were negatively affected by cool summer conditions in Europe. Product developments in Sara Lee's shoe care business continued in fiscal 1997, with the introduction under the Kiwi brand of a line of "self-shine" sponges with leather-nourishing capabilities. In the body care category, a premium priced range of DUSCHDAS NATURELLE shower gels was introduced in Germany and the range of DUSCHDAS products was extended with a formulation designed for older skin. The BADEDAS ERHOLUNGSTHERAPIE line of relaxing bath and shower products was also expanded. SANEX shower gels and deodorants were relaunched across Europe with a new formula and packaging and the DELIAL line of sun care products was relaunched in Spain.

    Sara Lee's Direct Selling businesses in Mexico, Indonesia, the Philippines, South Africa, China and Uruguay were bolstered in fiscal 1997 by the acquisition of HomCare Japan, Ltd., and in early fiscal 1998 by the acquisition of the Australian direct selling business Nutri-Metics International, which has operations in 18 countries. The establishment of House of Fuller/Argentina in late fiscal 1997 also increased Sara Lee's presence in South America.

    The direct selling business offers a channel for marketing Household and Body Care products directly to consumers. A growing selection of apparel products also are marketed.

    Increasing economic stability in Mexico led to improved performance in sales and operating profit for Sara Lee's House of Fuller direct selling business in fiscal 1997. House of Fuller, with more than 215,000 independent sales representatives, is the number-two direct seller in Mexico.

    In Asia, House of Sara Lee expanded products offerings for consumers in China, Indonesia and the Philippines. The acquisition of HomCare Japan added 40,000 independent sales representatives to Sara Lee's growing direct selling business in the Asia-Pacific region, while Nutri-Metics added more than 200,000 representatives in 18 countries worldwide.

SARA LEE PERSONAL PRODUCTS

    Sara Lee Intimates increased worldwide unit volumes 1% in fiscal 1997. During fiscal 1997, Sara Lee maintained its number-one position in the intimate apparel markets in the United States, Canada and Mexico. In fiscal 1997, Sara Lee's worldwide Intimate Apparel business emphasized value-added innovations as well as products that provide access to new markets. For example, PLAYTEX introduced a line of plus-sized lingerie -- Body Language -- and updated other product offerings, while BALI introduced three new figure shaping collections. Sara Lee also expanded its product lines geographically, acquiring the French RIEN brand and entering into a co-branding alliance with Amway Japan Ltd., which will result in the exclusive collection of Playtex bras being sold through more than one million Amway Japan distributors.

    Sara Lee Accessories posted increased sales and unit volumes in fiscal 1997. COACH continues to focus on innovative product initiatives, brand leveraging through licensing agreements and expanded distribution. COACH introduced the ERGO collection in late fiscal 1997 and entered into a licensing agreement with the Movado Group to produce wristwatches. Currently, there are 149 Coach retail stores in the United States and another 125 locations around the world, including a new flagship Coach store in Florence, Italy. Sara Lee recently divested a controlling interest in Aris Isotoner, a manufacturer of gloves and accessories.

    Sara Lee Knit Products continued to focus on value-added products, cost-effective manufacturing and expanding channels of distribution in fiscal 1997. Worldwide unit volumes for all knit product categories increased 9% during fiscal 1997, excluding acquisitions. In fiscal 1997, Sara Lee continued to hold the number-one market position for U.S. men's and boys' underwear and U.S. women's and girls' panties category. For the fourth consecutive year, the HANES megabrand was the number one apparel label in the mass channel of distribution. In fiscal 1997, Sara Lee added a number of new products to its knit product lines, including HANES' The Michael Jordan Collection of premium underwear, new men's underwear collections under the CHAMPION and SPALDING lines, and new characters to the popular HANES SHOWTOONS underwear. Under the Polo Ralph Lauren label, Sara Lee introduced underwear, loungewear, pajamas and terry robes. Sara Lee also continued to expand the JUST-MY-SIZE label, which offers an extensive line of plus-sized casualwear, sleepwear and sportswear.

    Sara Lee Hosiery's worldwide legwear business, which includes sheer hosiery, socks, tights and opaques, posted lower sales in 1997, reflecting weak global market trends. To counter declining demand for sheer hosiery worldwide, Sara Lee is strengthening the equity of its principal hosiery brands, improving operating efficiencies and developing high-margin, value-added products that broaden consumer choices in legwear. Worldwide legwear unit volumes fell 2% last year, combining a 4% decline in sheer hosiery sales with a 6% increase in socks.

    In fiscal 1997, Sara Lee unveiled new hosiery products offering superior fit, durability and figure control. Sara Lee also implemented marketing and advertising programs and initiatives to enhance the prominence of its top brands.

    Sara Lee continued to support initiatives to enhance brand identity and awareness of new products. Prominent among these initiatives was the Tina Turner HANES hosiery campaign, which included print, billboard and television advertising, as well as sponsorship of a North American concert tour.

    The DIM brand, marketed worldwide in more than 50 countries, marked its 30th year as France's top name in hosiery with new product introductions, including extensions to its popular VENTRE PLAT line of control-top sheer hosiery.

    New products offering BODY CONTOURING features, comfort and durability again dominated new product introductions for Sara Lee Hosiery. These products offer specific benefits to consumers while providing higher profit margins.

               (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Sara Lee's businesses are classified into four industry segments: Packaged Meats and Bakery, Coffee and Grocery, Household and Body Care and Personal Products. The financial information about Sara Lee's industry segments can be found on page F-24 of this Report.

                     (C) NARRATIVE DESCRIPTION OF BUSINESS

SARA LEE PACKAGED MEATS AND BAKERY

    Sara Lee Packaged Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions throughout the United States, Europe and Mexico. Sales are transacted through Sara Lee's own sales force, brokers and institutional buyers. Some of the more prominent brands in the United States within this category include BALL PARK, BEST'S KOSHER, BRYAN, HILLSHIRE FARM, HYGRADE, JIMMY DEAN, KAHN'S, MR. TURKEY, SARA LEE and SINAI 48. Sara Lee's more prominent European brands include STEGEMANN in the Netherlands, ARGAL in Spain and NOBRE in Portugal. Sara Lee has a 49.9% interest in AXA Alimentos, S.A. de C.V., which owns Kir Alimentos S.A. de C.V., a leading processed meats company in Mexico. In fiscal 1997, Sara Lee acquired Aoste, a leading processed meats company in France and one of Europe's largest processed meats producers. Aoste markets processed meats under the brand names of AOSTE, JUSTIN BRIDOU and COCHONOU. Sara Lee is the largest processed meats company in the world.

    The products offered by this line of business include smoked sausage, bacon, hot dogs, breakfast sausage, breakfast sandwiches, premium deli and luncheon meats, ham, turkey, and packaged lunch combinations. The ingredients -- pork, turkey and beef -- are purchased by Sara Lee from a variety of sources. The prices of these raw materials fluctuate, depending primarily on supply and demand. Meat commodity costs rose in fiscal 1997. Because of the range of sources from which these raw materials are available, Sara Lee believes that it will continue to have access to adequate supplies.

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

    Competition in this category is keen, with a large number of participants. Sara Lee seeks to maintain and enhance a leading position in the industry through superior quality and value, marketing efforts that are designed to reinforce and build brand recognition, and through superior customer service.

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

    The institutional foodservice distribution industry is highly competitive, with price and service being the major means by which Sara Lee Foodservice competes. This line of business generates lower margins on sales dollars than Sara Lee's other businesses. The foodservice business accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

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

    The significant cost item in the production of coffee products is the price of green coffee, which varies depending on such factors as weather (which affects the quality and quantity of available supplies), consumer demand, the political climate in the producing nations, unilateral pricing policies of producing nations, speculation on the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee's competitors. Uncertainty over the availability of supplies resulted in extreme volatility in the price of green coffee in fiscal 1995, leading to the highest prices in recent years. In fiscal 1996, green coffee prices declined. Green coffee experienced significant cost volatility in fiscal 1997 and green coffee prices rose substantially in the latter half of the fiscal year. Sara Lee anticipates that green coffee prices will continue to be affected due to uncertainty over the availability of future supplies. Sara Lee has, and expects to continue to, offset the negative effect of price increases through careful inventory management, cost cutting, and higher prices for its coffee products. Primarily due to consumers increasing their purchases of coffee in anticipation of retail price increases, unit volume gains were posted for Sara Lee coffee brands in most European markets.

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

    Sara Lee Direct Selling distributes a wide range of products -- cosmetics, fragrances, toiletries, personal products and jewelry -- through a network of independent sales representatives. This method of reaching the consumer has been particularly successful at the House of Fuller business in Mexico, the House of Sara Lee businesses in Indonesia and the Philippines, and the Avroy Shlain business in South Africa. Sara Lee also operates direct selling organizations in China and Uruguay and has acquired direct selling businesses in Japan and Australia. While this segment is very fragmented, Sara Lee believes it has an important position in many product lines in those countries in which it competes.

SARA LEE PERSONAL PRODUCTS

    The Personal Products line of business, which is headquartered in Winston-Salem, North Carolina, includes the Intimates, Accessories, Knit Products and Hosiery business groups.

    Sara Lee Intimates' business includes bras, panties and shapewear. These are manufactured and distributed under such labels as BALI, HANES HER WAY, PLAYTEX, WONDERBRA and DAISYFRESH in North America, and PLAYTEX and DIM in Europe. Sara Lee holds a leading position in the Mexican bra market through its PLAYTEX and HANES HER WAY brand and continued to build market share in Canada during fiscal 1997 through its PLAYTEX, WONDERBRA, DAISYFRESH and HANES HER WAY brands.

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

    Sara Lee Accessories' business involves the manufacture and marketing of premium leather products through its Coach division. Coach products are sold through department stores, catalog sales and Sara Lee stores. Coach operates approximately 149 retail stores in the United States and 125 stores located outside the United States.

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

                                   CUSTOMERS

    None of Sara Lee's business segments or lines of business is dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on Sara Lee's consolidated results of operations. Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more product categories, and it has developed specific approaches to working with individual customers.

                                  SEASONALITY

    Sara Lee's Packaged Meats and Bakery businesses experience some seasonality. Sara Lee Packaged Meats' sales tend to be higher in the fourth fiscal quarter due to increased demand associated with the onset of the outdoor barbecuing season and various holidays. Sara Lee Bakery experiences increased demand for its products during the second quarter, driven principally by holiday buying. Sara Lee Personal Products, particularly Accessories and Knit Products, generally experience increased demand during the second quarter as a result of "back to school" purchases and the holiday season. The European hosiery business is somewhat seasonal in nature, unlike the domestic hosiery business, and tends to experience a reduced demand in the summer months.

                             ENVIRONMENTAL MATTERS

    Sara Lee is subject to a number of federal, state and local statutes, rules, regulations and ordinances in the United States and other countries relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment ("Environmental Laws").

    While Sara Lee expects to make capital and other expenditures in compliance with Environmental Laws, it does not anticipate that such compliance will have a material adverse effect on its consolidated financial position, results of operations or cash flows. Sara Lee has implemented a program to monitor compliance with Environmental Laws and is continually examining its methods of operation and product packaging to reduce its use of natural resources.

                                   EMPLOYEES

    Sara Lee has approximately 141,000 employees worldwide.

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

    The foreign operations of the Packaged Meats line of business are conducted through Sara Lee Processed Meats (Europe) B.V., the Aoste Group and Imperial Holding N.V., while the foreign operations of Sara Lee Bakery are conducted through Kitchens of Sara Lee U.K. Ltd., Kitchens of Sara Lee (Australia) Pty. Ltd. and Brossard France S.A.

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

    The Personal Products line of business includes numerous foreign businesses, including Dim S.A., Grupo Sans, a division of Sara Lee/DE Espana S.A., Sara Lee Personal Products, S.p.A., Sara Lee Personal Products (Australia) Pty. Ltd., Pretty Polly, a division of Sara Lee UK Holdings Ltd., Vatter GmbH, the Filodoro Group, Sara Lee Hosiery, S.A. de C.V., Rinbros, S.A. de C.V., and Maglificio Bellia S.p.A.

    The financial information about foreign and domestic operations can be found on page F-25 of this Report.

Item 2. Properties.

    Sara Lee operates 291 food processing and consumer product manufacturing plants, each containing more than 20,000 square feet in building area, in 27 states and 37 foreign countries. Sara Lee owns 231 and leases 60 of these plants. It also operates 124 warehouses containing more than 20,000 square feet in building area in 18 states and 21 foreign countries. Of these warehouses, 61 are owned and 63 are leased. The following table identifies the plants and warehouses presently owned or leased by Sara Lee that contain at least 250,000 square feet in building area.

                                                                                                     APPROXIMATE
                                                                                                    BUILDING AREA
              INDUSTRY SEGMENT AND                                                                    IN SQUARE
             DIVISION OR SUBSIDIARY               LOCATION                                              FEET
------------------------------------------------  ------------------------------------------------  -------------
PACKAGED MEATS AND BAKERY
Aoste...........................................  Aoste, France                                          743,000
Aoste...........................................  Maclas, France                                         387,000
Aoste...........................................  Peyrolles, France                                      374,000
Aoste...........................................  St. Symphorien, France                                 303,000
Bil Mar Foods...................................  Zeeland, Michigan                                      577,000
Bryan Foods, Inc................................  West Point, Mississippi                                769,000
Hillshire Farm & Kahn's.........................  Alexandria, Kentucky                                   325,000
Hillshire Farm & Kahn's.........................  Cincinnati, Ohio                                       563,000
Hillshire Farm & Kahn's.........................  New London, Wisconsin                                  565,000
Kitchens of Sara Lee............................  Bridlington, England                                   285,000
PYA/Monarch, Inc................................  Charlotte, North Carolina                              288,000
PYA/Monarch, Inc................................  Bloomington, Indiana                                   321,000
PYA/Monarch, Inc................................  Lexington, South Carolina                              364,000
PYA/Monarch, Inc................................  Montgomery, Alabama                                    276,000
Sara Lee Bakery.................................  New Hampton, Iowa                                      294,000
Sara Lee Bakery.................................  Tarboro, North Carolina                                346,000
Sara Lee Bakery.................................  Traverse City, Michigan                                295,000
Sara Lee Processed Meats (Europe) B.V...........  Rio Maior, Portugal                                    348,000

                                                                                                     APPROXIMATE
                                                                                                    BUILDING AREA
              INDUSTRY SEGMENT AND                                                                    IN SQUARE
             DIVISION OR SUBSIDIARY               LOCATION                                              FEET
------------------------------------------------  ------------------------------------------------  -------------
Sara Lee Processed Meats (Europe) B.V...........  Miralcamp, Spain                                       260,000

COFFEE AND GROCERY
Douwe Egberts Van Nelle Tabaksmaatschappij
 B.V............................................  Rotterdam, the Netherlands                             605,000
Koninklijke Douwe Egberts B.V...................  Joure, the Netherlands                               1,094,000
Koninklijke Douwe Egberts B.V...................  Utrecht, the Netherlands                               577,000
Koninklijke Douwe Egberts B.V...................  Zaandam, the Netherlands                               367,000
Van Nelle International B.V.....................  Joure, the Netherlands                                 301,000*

HOUSEHOLD AND BODY CARE
Kiwi Brands Inc.................................  Douglassville, Pennsylvania                            290,000
Kiwi Brands Pty. Ltd............................  Clayton, Australia                                     313,000
Sara Lee/DE Espana S.A..........................  Santiga, Spain                                         284,000*
Sara Lee/DE Germany.............................  Dusseldorf, Germany                                    333,000*
Sara Lee Household & Body Care
 U.K. Limited...................................  Slough, England                                        318,000

PERSONAL PRODUCTS
Canadelle Inc...................................  Montreal, Canada                                       289,000
Champion Products, Inc..........................  Laurel Hill, North Carolina                            368,000
Champion Products, Inc..........................  Gaffney, South Carolina                                294,000
Champion Products, Inc..........................  Perry, New York                                        253,000
Champion Products, Inc..........................  Dunn, North Carolina                                   289,000
Coach Leatherware...............................  Jacksonville, Florida                                  357,000*
Dim, S.A........................................  Autun, France                                          328,000
Filodoro Calze SpA..............................  Casalmoro, Italy                                       343,000
Filodoro Calze SpA..............................  Casalmoro, Italy                                       251,000
L'eggs Products.................................  Clarksville, Arkansas                                  321,000
L'eggs Products.................................  Rockingham, North Carolina                             440,000
Playtex Apparel, Inc............................  Dover, Delaware                                        424,000
Sara Lee Direct.................................  Rural Hall, North Carolina                             598,000*
Sara Lee Hosiery................................  East Rockingham, North Carolina                        330,000*
Sara Lee Hosiery................................  Winston-Salem, North Carolina                          770,000
Sara Lee Hosiery................................  Darlington, South Carolina                             287,000
Sara Lee Knit Products..........................  Eden, North Carolina                                   418,000
Sara Lee Knit Products..........................  Forest City, North Carolina                            340,000
Sara Lee Knit Products..........................  Galax, Virginia                                        424,000
Sara Lee Knit Products..........................  Martinsville, Virginia                                 704,000*
Sara Lee Knit Products..........................  Mountain City, Tennessee                               562,000
Sara Lee Knit Products..........................  Rabun Gap, Georgia                                     754,000
Sara Lee Knit Products..........................  Rural Hall, North Carolina                             931,000
Sara Lee Knit Products..........................  Sanford, North Carolina                                275,000
Sara Lee Knit Products..........................  Winston-Salem, North Carolina                          568,000
Sara Lee Knit Products..........................  Greenwood, South Carolina                              500,000
Sara Lee Knit Products..........................  Winston-Salem, North Carolina                          395,000
Sara Lee Sock Company...........................  Kernersville, North Carolina                           340,000
Vatter GmbH.....................................  Rheine, Germany                                        549,000

------------

* These facilities are leased; the remainder are owned by Sara Lee.

Item 3. Legal Proceedings.

    As a result of environmental audits which Sara Lee undertook of its facilities pursuant to a consent agreement entered into between Sara Lee and the U.S. Environmental Protection Agency ("EPA"), Sara Lee advised the EPA that Sara Lee may have violated certain notification and reporting regulations under various federal environmental statutes. In June, 1997, Sara Lee paid the EPA $237,500 in penalties in settlement of these matters.

    Bil Mar Foods, a subsidiary of Sara Lee Corporation, has entered into a Consent Order with the State of Michigan, Department of Environmental Quality regarding possible violations of certain conditions of Bil Mar's National Pollutant Discharge Elimination System Permit in connection with the operation of Bil Mar's waste water treatment plant. As a result, Bil Mar is now making a number of modifications and enhancements to ensure that its wastewater treatment plant remains in full compliance with all conditions of the Permit and all applicable environmental regulations. As part of the Consent Order, Bil Mar Foods has agreed to pay $300,000 to the state.

    In addition to the foregoing, Sara Lee is a party to various pending legal proceedings and claims. Although the outcome of such matters cannot be determined with certainty, Sara Lee's General Counsel and management are of the opinion that the final outcomes should not have a material adverse effect on Sara Lee's results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

    Not Applicable.

                                    PART II

Item 5. Market for Sara Lee's Common Equity and Related Stockholder Matters.

    Sara Lee's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of September 2, 1997, Sara Lee had approximately 89,000 holders of record of its Common Stock. Information about the high and low sales prices for each full quarterly period and the amount of cash dividends declared on Sara Lee's Common Stock during the past three fiscal years is set forth on page F-26 of this Report.

Item 6. Selected Financial Data.

    The requisite financial information for Sara Lee for the five fiscal years ended June 28, 1997, is set forth on pages F-2 and F-3 of this Report. Such information should be read in conjunction with the consolidated Financial Statements and related Notes to Financial Statements on pages F-4 through F-26 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This discussion and analysis of results of operations, financial condition and risk management should be read in conjunction with the General Development of Business on pages 1 through 4, Narrative Description of Business on pages 4 through 8, and the Consolidated Financial Statements and related Notes to Financial Statements on pages F-4 through F-26 of this Report.

RESULTS OF OPERATIONS

    The net sales and operating income of the Corporation's business segments for the past three years are as follows:

                                                                         YEAR ENDED
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                        (IN MILLIONS)
NET SALES
Packaged Meats and Bakery....................................  $   7,614  $   6,530  $   6,110
Coffee and Grocery...........................................      2,813      2,896      2,777
Household and Body Care......................................      1,843      1,837      1,691
Personal Products............................................      7,482      7,370      7,151
Inter-segment sales..........................................        (18)        (9)       (10)
                                                               ---------  ---------  ---------
Net sales....................................................  $  19,734  $  18,624  $  17,719
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

OPERATING INCOME
Packaged Meats and Bakery....................................  $     476  $     422  $     383
Coffee and Grocery...........................................        440        428        374
Household and Body Care......................................        228        214        181
Personal Products............................................        761        729        658
                                                               ---------  ---------  ---------
Operating income.............................................      1,905      1,793      1,596
Interest, net................................................       (159)      (173)      (185)
Unallocated corporate expenses...............................       (262)      (242)      (192)
                                                               ---------  ---------  ---------
Pretax income................................................  $   1,484  $   1,378  $   1,219
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

CONSOLIDATED RESULTS -- 1997 COMPARED WITH 1996

    Net sales increased 6.0% to $19.7 billion in 1997, from $18.6 billion in 1996. Businesses acquired net of businesses sold subsequent to the start of 1996 increased net sales by approximately 6.0%. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales by approximately 2.3%. Thus, on a comparable basis, sales increased 2.3%. Unit volume growth in the Corporation's Coffee, Knit Products and Intimate Apparel businesses was primarily responsible for the sales growth.

    The gross profit margin was 37.8% in 1997, compared with 38.4% in 1996. The reduction in 1997 was primarily attributable to lower margins in the Corporation's Personal Products segment offset in part by improved margins in the Coffee and Grocery, and Household and Body Care segments. Operating income (pretax earnings before interest and corporate expenses) increased 6.2%. Businesses acquired net of businesses sold subsequent to the start of 1996 increased operating income by 2.9%. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by approximately 3.3%. Thus, on a comparable basis, operating income increased 6.6%.

    Net interest expense was $159 million in 1997, compared with $173 million in 1996. The lower interest expense is attributable to lower average interest rates and average borrowings. Unallocated corporate expenses, which are costs not directly attributable to specific segment operations, increased 8.3% over 1996. This increase is due to higher administrative costs and expenses associated with certain sold companies, offset by positive impacts of hedging foreign currency movements.

    The effective tax rate was 32.0% in 1997, compared with 33.5% in 1996. The reduction in the tax rate in 1997 was primarily attributable to increased earnings in certain foreign jurisdictions that have lower tax rates than the United States.

    Net income for 1997 increased 10.1% to $1.0 billion and primary earnings per share increased 10.9% to $2.03. The higher percentage increase in earnings per share compared to net income is primarily attributable to lower preferred dividends.

CONSOLIDATED RESULTS -- 1996 COMPARED WITH 1995

    Net sales increased 5.1% to $18.6 billion in 1996 from $17.7 billion in 1995. Businesses acquired net of businesses sold subsequent to the start of 1995 increased net sales by approximately 2.0%. Changes in foreign currencies had no material impact on sales; thus, on a comparable basis, sales increased 3.1%.

    The gross profit margin was 38.4% in 1996, compared with 37.8% in 1995. The increase in 1996 was attributable to improved margins in the Corporation's Personal Products, and Coffee and Grocery operations, offset in part by lower margins in the Packaged Meats and Bakery operations.

    Operating income increased 12.3% to $1.8 billion in 1996 from $1.6 billion in 1995, with each of the Corporation's business segments reporting increases in excess of 10%. Businesses acquired net of businesses sold subsequent to the start of 1995 increased operating income by 1.9%. Changes in foreign currencies had no material impact on operating income. On a comparable basis, operating income increased 10.5%.

    Net interest expense was $173 million in 1996, compared with $185 million in 1995. The lower interest expense in 1996 was primarily due to lower average borrowings and lower average interest rates during the year. Unallocated corporate expenses were $242 million in 1996 and $192 million in 1995. Unallocated corporate expenses in 1996 were negatively impacted by the costs of hedging foreign currency movements, expenses associated with minority interests in subsidiaries and higher administrative costs.

    The effective tax rate was 33.5% in 1996, compared with 34.1% in 1995. The reduction of the tax rate in 1996 was primarily due to increased earnings in certain foreign jurisdictions that have lower tax rates than the United States.

RESTRUCTURING

    In 1994, the Corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities were substantially completed in 1996. Operating costs were lowered by $210 million in 1997, $169 million in 1996 and $89 million in 1995. The Corporation expects the restructuring plan to generate savings in 1998 of $250 million. Savings from the planned actions are being used for business-building initiatives and profit improvement.

OPERATING RESULTS BY BUSINESS SEGMENT -- 1997 COMPARED WITH 1996

    Net sales and operating income in the Packaged Meats and Bakery segment increased in 1997 by 16.6% and 12.8%, respectively, largely due to the acquisition of the European processed meats company, Aoste. Excluding the impact of acquisitions and changes in foreign currencies, Packaged Meats and Bakery sales and operating income increased in 1997 by 4.0% and 4.3%, respectively. Unit volumes for worldwide Packaged Meats were flat for the fiscal year, reflecting higher commodity costs that affected retail prices for most products. Worldwide unit volumes for the Bakery business declined 5% for the full year, reflecting a soft U.S. retail environment for frozen baked goods. Foodservice units increased 4% for the full year. All unit volume comparisons exclude acquisitions.

    Net sales in the Coffee and Grocery segment decreased 2.9%, while operating income increased 2.9%. These results reflect the negative impact of a stronger U.S. dollar relative to European currencies. Excluding the impact of acquisitions and changes in foreign currencies, Coffee and Grocery sales and operating income increased in 1997 by 2.1% and 11.7%, respectively. Operating margins improved as a result of lower coffee costs in the first half of the year, improved operating efficiencies and increased sales of higher margin products. Unit volumes for roasted coffee increased 3%.

    Net sales in the Household and Body Care segment increased 0.3%, while operating income increased 6.4%. Results benefited from increased profitability within several Household and Body Care categories including shoe care, body care and direct selling. Excluding the impact of acquisitions and changes in foreign currencies, Household and Body Care sales and operating income increased in 1997 by 3.0% and 10.4%, respectively.

    During 1997, Personal Products sales and operating income increased 1.5% and 4.4%, respectively. The improvement in segment profitability was primarily attributable to incremental savings from the 1994 restructuring and lower LIFO inventory provisions. Unit volumes for Personal Products' major product categories -- sheer hosiery, knit products and intimate apparel -- increased 3% for the year. Excluding the impact of acquisitions and changes in foreign currencies, Personal Products sales and operating income increased 0.9% and 3.8%, respectively.

OPERATING RESULTS BY BUSINESS SEGMENT -- 1996 COMPARED WITH 1995

    Net sales and operating income in the Packaged Meats and Bakery segment increased in 1996 by 6.9% and 10.2%, respectively, primarily as a result of business acquisitions offset in part by lower gross margins and lower unit sales volumes. Packaged Meats unit volume was down in 1996 due to a deliberate strategy to exit low-margin categories combined with the negative impact on consumer demand of higher commodity prices. Bakery unit volumes declined 1% in 1996 reflecting frozen bakery industry trends. Foodservice units increased 3% for the full year. Excluding the impact of acquisitions and changes in foreign currencies, Packaged Meats and Bakery sales and operating income increased in 1996 by 3.5% and 7.2%, respectively.

    Net sales in the Coffee and Grocery segment increased 4.3% in 1996, while operating income increased 14.2%. Sales were positively impacted by a 4% increase in roasted coffee unit volumes, the strengthening of foreign currencies relative to the U.S. dollar and acquisitions. Operating income benefited from improved gross margins resulting from lower coffee costs, higher volumes, a focus on value-added product sales and currency movements. Excluding the impact of acquisitions and changes in foreign currencies, Coffee and Grocery sales and operating income increased in 1996 by 0.5% and 9.7%, respectively.

    Net sales in the Household and Body Care segment increased 8.7%, while operating income increased 18.5% in 1996 as a result of improved gross margins and sales performance offset in part by the weakening of the Mexican peso relative to the U.S. dollar. Sales of this segment's core products, such as shoe care, body care and insecticides, were strong during the year. Excluding the impact of acquisitions and changes in foreign currencies, Household and Body Care sales and operating income increased in 1996 by 3.2% and 15.7%, respectively.

    During 1996, Personal Products sales and operating income increased 3.1% and 10.8%, respectively, due to improved gross margins resulting from a continued emphasis on sales of high-margin, value-added products in each of the segment's worldwide businesses and the impact of the 1994 restructuring. Worldwide legwear and sheer hosiery each posted volume declines of 9% for the year. These volume declines were offset by management's emphasis on higher-margin new products. Worldwide knit products unit volume was flat for the year, as improved retail activewear volumes were offset by lower screenprint and flat U.S. underwear unit sales. Worldwide intimate apparel unit sales volume was up 3%, driven by strong demand in the Bali and Playtex brands in the United States offset by weakness in Canada and Mexico reflecting difficult market conditions in these countries. Excluding the impact of acquisitions and changes in foreign currencies, Personal Products sales and operating income increased in 1996 by 3.7% and 11.4%, respectively.

FINANCIAL POSITION

    Net cash provided from operating activities was $1.6 billion in 1997, compared with $1.3 billion in 1996 and $1.4 billion in 1995. Higher profitability and lower working capital requirements were primarily responsible for the improved 1997 operating cash flow results. The 1996 results were impacted by increased year-end working capital requirements.

    Net cash used in investment activities was $1.0 billion in 1997, $693 million in 1996 and $517 million in 1995. Higher capital expenditures and business acquisitions were the primary reasons for the increased cash use in 1997 and 1996.

    During 1997, the Corporation acquired several companies for an aggregate purchase price of $674 million in cash and $18 million of common stock. The principal acquisitions were Aoste, a European manufacturer of processed meat products, Lovable Italiana S.p.A., an Italian intimate apparel company, and Brossard France S.A., a French manufacturer and marketer of bakery products. The Corporation also divested a minority ownership position in JP Foodservice, a domestic distributor of food products, and a controlling interest in Aris Isotoner, a manufacturer of gloves and accessories. No material gain or loss was recognized on these divestments.

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

    Capital expenditures were $547 million in 1997, $542 million in 1996 and $480 million in 1995. A significant portion of these expenditures was for the reduction of manufacturing and distribution costs, and for expansion of capacity to meet internal growth. The Corporation expects 1998 capital expenditures to be in a range of $500 million to $600 million. The 1998 expenditures will be funded by internal sources and available borrowing capacity. The Corporation retains substantial flexibility to adjust its spending levels in order to act upon other opportunities, including business acquisitions and stock repurchases.

    During 1997, cash of $468 million was used for financing activities. Net cash expended for the purchase of the Corporation's common stock totaled $393 million and was largely offset by additional borrowings of $362 million. Dividend payments totaled $430 million. During 1996, cash of $555 million was used for financing activities, primarily to repay $150 million of debt and to pay dividends of $395 million. As of June 28, 1997, the total-debt-to-total-capital ratio increased to 33.4% from 29.6% at June 29, 1996. The current capital structure is within the Corporation's objective of maintaining a total-debt-to-total-capital ratio of no more than 40% over time and provides sufficient financial flexibility to pursue business opportunities.

RISK MANAGEMENT

    The Corporation is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices. To modify the risk from these interest rate, foreign currency exchange rate and commodity price fluctuations, the Corporation enters into various hedging transactions that have been authorized pursuant to the Corporation's policies and procedures. The Corporation does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

    A discussion of the Corporation's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Financial Statements, and further disclosure relating to financial instruments is included in the Financial Instrument and Risk Management note.

    FOREIGN EXCHANGE

    The Corporation primarily uses foreign currency forward contracts to hedge the exposure to the Corporation of adverse changes in foreign exchange rates. The Corporation's exposure to foreign exchange rates primarily exists with the Dutch guilder, French franc, Italian lira, Spanish peseta and German mark against the U.S. dollar. Hedging is accomplished through the use of financial instruments as the gain or loss on the hedging instrument offsets the gain or loss on an asset, liability or a basis adjustment to a firm commitment. Hedging of anticipated transactions is accomplished with financial instruments as the gain or loss on the hedge occurs on or near the maturity date of the anticipated transactions.

    INTEREST RATES

    The Corporation uses interest rate swaps to modify the Corporation's exposure to interest rate movements and reduce borrowing costs. The Corporation's net exposure to interest rate risk consists of floating rate instruments that are benchmarked to U.S. and European short-term money market interest rates. Interest rate risk management is accomplished through the use of swaps to create synthetic debt instruments.

    COMMODITIES

    The Corporation is a purchaser of certain commodities such as beef, pork, cotton, coffee, wheat, corn, soybean and corn oils and sugar. The Corporation generally purchases these commodities based upon market prices that are established with the vendor as part of the purchase process. The Corporation does not use significant levels of commodity financial instruments to hedge commodity prices due to a high correlation between the commodity cost and the ultimate selling price of the Corporation's products.

    RISK MANAGEMENT ACTIVITIES

    The Corporation maintains risk management control systems to monitor the foreign exchange, interest rate and commodity risks, and the Corporation's offsetting hedge positions. The risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.

    VALUE AT RISK

    These estimations are intended to measure the maximum amount the Corporation could lose from adverse market movements in interest rates and foreign exchange rates, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair market value loss. As a result, foreign exchange gains or losses that are charged directly to translation adjustments in common stockholders' equity are included in this estimate. The value at risk estimation utilizes historical interest rates and foreign exchange rates from the past year to estimate the volatility and correlation of these rates in the future. The model uses the variance-covariance statistical modeling technique and includes all interest rate sensitive debt and swaps, foreign exchange hedges and their corresponding underlying exposures. The estimated value at risk amounts shown below represent the potential loss the Corporation could incur from adverse changes in either interest rates or foreign exchange rates for a one-day period. These amounts are not significant compared with the equity, earnings or daily change in market capitalization of the Corporation.

                                               TIME     CONFIDENCE
VALUE AT RISK AMOUNT             AMOUNTS     INTERVAL     LEVEL
------------------------------  ----------  ----------  ----------
                                      (DOLLARS IN MILLIONS)
Interest rates................  $     3.2       1 day      95%
Foreign exchange..............       12.7       1 day      95

    The foreign exchange value at risk amount is principally driven by the large amount of foreign currency-denominated net assets the corporation has deployed around the world, including manufacturing plants, inventory and short-term net working capital. These assets are translated to U.S. dollars at the current exchange rate. The change in the value of the assets due to changing foreign exchange rates is included as part of translation adjustment in common stockholders' equity, and not part of income. However, the foreign exchange value at risk amount includes the estimate of the loss on these assets.

    The amounts presented here from the value at risk model also disregard the possibility that interest rates and foreign exchange rates can move in the corporation's favor. The assumption within the value at risk model is that changes in interest rates and foreign exchange rates are adverse. It is highly unlikely that the Corporation would experience continuous daily losses such as these over an extended period of time. Rather, actual experience has demonstrated that gains on certain days are offset by losses on other days.

    SENSITIVITY ANALYSIS

    For commodity derivative instruments held, the Corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the Corporation's commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the underlying exposure. At year-end, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $5.2 million. This amount is not significant compared with the earnings and equity of the Corporation.

    FORWARD-LOOKING INFORMATION

    This risk management discussion and the estimated amounts generated from the value at risk and sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by the Corporation to assess and mitigate risk discussed above should not be considered projections of future events or losses.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of Sara Lee.

    The following is a list of all current executive officers of Sara Lee Corporation.

                                                                                                               FIRST
                                                     AGE AT OCTOBER                                         ELECTED AN
                       NAME                             30, 1997           OFFICES AND POSITIONS HELD         OFFICER
---------------------------------------------------  ---------------  ------------------------------------  -----------
John H. Bryan......................................            61     Chairman of the Board, Chief             3/28/74
                                                                      Executive Officer and Director
C. Steven McMillan.................................            51     President and Director*                  3/31/83
Michael E. Murphy..................................            61     Vice Chairman, Chief Administrative      6/28/79
                                                                      Officer and Director
Donald J. Franceschini.............................            62     Vice Chairman and Director*              8/27/92
Frank L. Meysman...................................            45     Executive Vice President and             3/31/94
                                                                      Director*
James R. Carlson...................................            55     Senior Vice President**                   7/1/93
Gary C. Grom.......................................            51     Senior Vice President -- Human          10/25/90
                                                                      Resources
Janet Langford Kelly...............................            39     Senior Vice President, Secretary and    11/25/95
                                                                      General Counsel
Mark J. McCarville.................................            51     Senior Vice President -- Corporate       6/24/82
                                                                      Development
Judith A. Sprieser.................................            44     Senior Vice President and Chief          11/1/94
                                                                      Financial Officer

------------

* Effective March 27, 1997. Prior thereto, Messrs. McMillan and Franceschini were executive vice presidents of Sara Lee, and Mr. Meysman was a senior vice president.

**  Effective January 30, 1997. Prior to that, Mr. Carlson was a vice president.

    There are no family relationships between any of the above-named executive officers.

    Each of the executive officers listed above has served Sara Lee or its subsidiaries in various executive capacities for the past five years except Janet Langford Kelly. Before joining Sara Lee, Ms. Kelly was a partner in the Chicago office of Sidley & Austin.

    For information with respect to the directors of Sara Lee, see "Election of Directors" contained in the Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation.

    The information set forth in the Proxy Statement under the captions "Executive Compensation," and "Retirement Plans" is incorporated herein by reference; provided, however, that the Report of the Compensation and Employee Benefits Committee on Executive Compensation and the Performance Graph contained in the Proxy Statement are not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    (a) No person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by Sara Lee to beneficially own more than 5% of any class of Sara Lee's voting securities, except that, as of September 2, 1997, State Street Bank & Trust Company of Boston, as trustee ("Trustee") of the Sara Lee Corporation Employee Stock Ownership Plan ("ESOP"), held in trust 4,267,227 shares (100% of the outstanding shares) of Sara Lee's Employee Stock Ownership Plan Convertible Preferred Stock ("ESOP Stock"), of which 1,525,927 shares (35.76%) were allocated to participant accounts and 2,741,300 shares (64.24%) were unallocated shares. Each ESOP participant is entitled to direct the Trustee how to vote the shares allocated to such participant's account, as well as a proportionate share of unallocated or unvoted shares. The ESOP Stock votes as a class with the Common Stock and each share of ESOP Stock is entitled to 5.133 votes. Each share of ESOP Stock is convertible into four shares of Sara Lee Common Stock.

    (b) Security ownership by management as contained in the Proxy Statement under the caption "Sara Lee Common Stock and ESOP Stock Ownership by Directors and Executive Officers" is incorporated herein by reference.

    (c) There are no arrangements known to Sara Lee the operation of which may at a subsequent date result in a change in control of Sara Lee.

Item 13. Certain Relationships and Related Transactions.

    During fiscal 1997, Sara Lee paid fees for legal services performed by the law firm of Sidley & Austin, to which Newton N. Minow is of counsel, and the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., of which Vernon E. Jordan, Jr. is a senior partner. Sara Lee paid fees for banking services to an affiliate of First Chicago NBD Corporation, of which Richard L. Thomas is the Retired Chairman. Each of the above individuals is a director of Sara Lee.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                               PAGE
                                                                                                             ---------
(a) 1.  FINANCIAL STATEMENTS
       Report of Independent Public Accountants............................................................        F-1

       Consolidated Statements of Income -- Years ended July 1, 1995, June 29, 1996 and June 28, 1997......        F-4

       Consolidated Balance Sheets -- July 1, 1995, June 29, 1996 and June 28, 1997........................        F-5

       Consolidated Statements of Common Stockholders' Equity -- Balances at July 1, 1995, June 29, 1996
       and June 28, 1997...................................................................................        F-7

       Consolidated Statements of Cash Flows -- Years ended July 1, 1995, June 29, 1996 and June 28,
       1997................................................................................................        F-8

       Notes to Financial Statements.......................................................................        F-9

                                                                                                               PAGE
                                                                                                             ---------
  2.  FINANCIAL STATEMENT SCHEDULES
       Report of Independent Public Accountants............................................................       F-27
       Schedule II -- Valuation and Qualifying Accounts....................................................       F-28

(b)    REPORTS ON FORM 8-K

        None.

(c)    EXHIBITS                                                 INCORPORATION BY REFERENCE
                                                                -------------------------------------------------

    (3a)     Charter                                            Exhibit 4.1 to Registration Statement No.
                                                                33-35760 on Form S-8 dated July 6, 1990, Exhibit
                                                                4.2 to Registration Statement No. 33-37575 on
                                                                Form S-8 dated November 1, 1990 and Exhibit 3(a)
                                                                to Report on Form 10-K for Fiscal Year ended July
                                                                2, 1994.

    (3b)     Bylaws                                             Exhibit 3(b) to Report on Form 10-K for Fiscal
                                                                Year ended June 29, 1996

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

    (10)      1. 1979 Stock Option Plan, as amended             Exhibit 10 (1) to Report on Form 10-K for Fiscal
                                                                Year ended July 1, 1995

              2. 1981 Stock Option Plan, as amended             Exhibit 10 (11) to Report on Form 10-K for Fiscal
                                                                Year ended July 1, 1989

              3. 1988 Non-Qualified Stock Option Plan, as       Exhibit 10 (3) to Report on Form 10-K for Fiscal
                amended                                         Year ended July 1, 1995

              4. 1989 Incentive Stock Plan, as amended

              5. Supplemental Benefit Plan, as amended

              6. Accelerated Growth Incentive Plan Fiscal       Exhibit 10 (12) to Report on Form 10-K for Fiscal
                Years 1990-1994                                 Year ended June 30, 1990

              7. 1991 Non-Qualified Deferred Compensation Plan  Exhibit 10 (15) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended June 29, 1991

              8. 1992 Non-Qualified Deferred Compensation Plan  Exhibit 10 (15) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended June 27, 1992

              9. FY '93 Non-Qualified Deferred Compensation     Exhibit 10 (16) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended June 27, 1992

             10. 1993 Non-Qualified Deferred Compensation Plan  Exhibit 10 (19) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended July 3, 1993

             11. FY '94 Non-Qualified Deferred Compensation     Exhibit 10 (20) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended July 3, 1993

    EXHIBITS                                                    INCORPORATION BY REFERENCE
                                                                -------------------------------------------------
             12. 1994 Non-Qualified Deferred Compensation Plan  Exhibit 10 (14) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended July 2, 1994

             13. FY '95 Non-Qualified Deferred Compensation     Exhibit 10 (15) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended July 2, 1994

             14. Non-Qualified Deferred Compensation Plan
                (Annual Bonus)

             15. Performance-Based Annual Incentive Plan        Appendix A to Proxy Statement dated September 20,
                                                                1995

             16. 1995 Long-Term Incentive Stock Plan, as
                amended

             17. 1995 Non-Employee Director Stock Plan, as
                amended

             18. Non-Qualified Deferred Compensation Plan for   Exhibit 10 (18) to Report on Form 10-K for Fiscal
                Outside Directors                               Year ended June 29, 1996

             19. FY 1995-97 Long Term Performance Incentive     Exhibit 10 (19) to Report on Form 10-K for Fiscal
                Plan                                            Year ended June 29, 1996

             20. FY 1996-98 Long Term Performance Incentive     Exhibit 10 (20) to Report on Form 10-K for Fiscal
                Plan                                            Year ended June 29, 1996

             21. FY 1997-99 Long Term Performance Incentive     Exhibit 10 (21) to Report on Form 10-K for Fiscal
                Plan                                            Year ended June 29, 1996

             22. Non-Qualified Estate Builder Deferred          Exhibit 10 (17) to Report on Form 10-K for Fiscal
                Compensation Plan                               Year ended June 29, 1985

             23. Severance Policy for Corporate Officers, as
                amended

             24. Employment Agreement, dated January 1, 1996,
                between Sara Lee Corporation and Frank L.
                Meysman

             25. Employment Agreement, dated January 1, 1996,
                between Sara Lee/DE N.V. and Frank L. Meysman and attachments (translated from Dutch)

             26. Stockholder Rights Agreement                   Exhibit 4 to Report on Form 10-Q for the quarter
                                                                ended March 26, 1988

    (11)        Computation of Net Income per Common Share

    (12)      1. Computation of Ratio of Earnings to Fixed
                Charges

              2. Computation of Ratio of Earnings to Fixed
                Charges and Preferred Stock Dividend
                Requirements

    (21)        List of Subsidiaries

    EXHIBITS                                                    INCORPORATION BY REFERENCE
                                                                -------------------------------------------------
    (23)        Consent of Arthur Andersen LLP

    (24)        Powers of Attorney

    (27)        Financial Data Schedules

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Sara Lee Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 22, 1997

                                          SARA LEE CORPORATION

                                By:           /s/ JANET LANGFORD KELLY
                                     -----------------------------------------
                                                Janet Langford Kelly
                                               SENIOR VICE PRESIDENT,
                                           SECRETARY AND GENERAL COUNSEL

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 22, 1997.

          SIGNATURE                      CAPACITY
------------------------------  ---------------------------

      /s/ JOHN H. BRYAN         Chairman of the Board,
------------------------------    Chief Executive Officer
        John H. Bryan             and Director

    /s/ C. STEVEN MCMILLAN
------------------------------  President and Director
      C. Steven McMillan

    /s/ MICHAEL E. MURPHY       Vice Chairman, Chief
------------------------------    Administrative Officer
      Michael E. Murphy           and Director

  /s/ DONALD J. FRANCESCHINI
------------------------------  Vice Chairman and Director
    Donald J. Franceschini

     /s/ FRANK L. MEYSMAN
------------------------------  Executive Vice President
       Frank L. Meysman           and Director

    /s/ JUDITH A. SPRIESER
------------------------------  Senior Vice President and
      Judith A. Sprieser          Chief Financial Officer

    /s/ WAYNE R. SZYPULSKI
------------------------------  Vice President and
      Wayne R. Szypulski          Controller

              *
------------------------------  Director
       Paul A. Allaire

              *
------------------------------  Director
   Frans H.J.J. Andriessen

          SIGNATURE                      CAPACITY
------------------------------  ---------------------------
              *
------------------------------  Director
       Duane L. Burnham

              *
------------------------------  Director
       Charles W. Coker

              *
------------------------------  Director
       Willie D. Davis

              *
------------------------------  Director
      Allen F. Jacobson

              *
------------------------------  Director
    Vernon E. Jordan, Jr.

              *
------------------------------  Director
      James L. Ketelsen

              *
------------------------------  Director
      Hans B. van Liemt

              *
------------------------------  Director
        Joan D. Manley

              *
------------------------------  Director
       Newton N. Minow

              *
------------------------------  Director
    Sir Arvi H. Parbo A.C.

              *
------------------------------  Director
      Rozanne L. Ridgway

              *
------------------------------  Director
      Richard L. Thomas

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

                                                 /s/ JANET LANGFORD KELLY
                                          --------------------------------------
                                                   Janet Langford Kelly
                                                   AS ATTORNEY-IN-FACT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
  SARA LEE CORPORATION:

    We have audited the accompanying consolidated balance sheets of SARA LEE CORPORATION (a Maryland corporation) AND SUBSIDIARIES as of June 28, 1997, June 29, 1996, and July 1, 1995, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended June 28, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sara Lee Corporation and Subsidiaries as of June 28, 1997, June 29, 1996, and July 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles.

                                          /s/  Arthur Andersen LLP

Chicago, Illinois,
July 28, 1997.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                               FINANCIAL SUMMARY

                                                                                COMPOUND               YEARS ENDED
                                                                              GROWTH RATE         ----------------------
                                                                        ------------------------   JUNE 28,    JUNE 29,
                                                                          5 YEARS     10 YEARS       1997        1996
                                                                        -----------  -----------  ----------  ----------
                                                                                                   (DOLLARS IN MILLIONS
                                                                                                  EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net sales.............................................................         8.3%         8.0%  $   19,734  $   18,624
Operating income......................................................         9.5         11.7        1,905       1,793
Income before income taxes............................................         4.8         12.7        1,484       1,378
Net income............................................................         5.8         14.2        1,009         916
Effective tax rate....................................................          --           --         32.0%       33.5%
------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets..........................................................         5.3%        11.9%  $   12,953  $   12,602
Long-term debt........................................................          --           --        1,933       1,842
Redeemable preferred stock............................................          --           --          242         338
Common stockholders' equity...........................................         4.8         11.7        4,280       4,320
Return on average common stockholders' equity.........................          --           --         22.9%       21.5%
------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE (5)
Net income -- primary.................................................         5.7%        13.2%  $     2.03  $     1.83
    Average shares outstanding (in millions)..........................          --           --          485         485
Net income -- fully diluted...........................................         5.6         12.8         1.97        1.78
    Average shares outstanding (in millions)..........................          --           --          503         504
Dividends (6).........................................................         6.1         13.1          .82         .74
Book value at year-end................................................         4.8         10.8         8.91        8.91
Market value at year-end..............................................        11.1         13.7        42.06       32.50
------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Capital expenditures..................................................         1.5%         6.7%  $      547  $      542
Depreciation..........................................................         6.4         11.1          483         454
Amortization of intangibles...........................................        10.7         19.3          197         180
Media advertising expense.............................................         5.0          7.4          414         444
Total advertising and promotion expense...............................         8.4         11.8        1,937       1,838
Common stockholders of record.........................................          --           --       88,800      91,300
Number of employees...................................................          --           --      141,000     135,300
------------------------------------------------------------------------------------------------------------------------

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

    THE NOTES TO FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE
                               FINANCIAL SUMMARY.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                               FINANCIAL SUMMARY

                                                                                 YEARS ENDED
                                           ----------------------------------------------------------------------------------------
                                           JULY 1,    JULY 2,   JULY 3,   JUNE 27,  JUNE 29,  JUNE 30,  JULY 1,   JULY 2,  JUNE 27,
                                             1995     1994(1)   1993(2)   1992(3)     1991      1990    1989(4)   1988(2)    1987
                                           --------   --------  --------  --------  --------  --------  --------  -------  --------
                                                                 (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net sales................................  $17,719    $ 15,536  $ 14,580  $ 13,243  $ 12,381  $ 11,606  $ 11,718  $10,424  $ 9,155
Operating income.........................    1,596         632     1,307     1,207     1,085       938       847     753       632
Income before income taxes...............    1,219         389     1,082     1,174       830       713       639     513       448
Net income...............................      804         199       704       761       535       470       410     325       267
Effective tax rate.......................     34.1%       39.9%     34.9%     35.2%     35.5%     34.1%     35.8%   36.7 %    40.4%
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets.............................  $12,431    $ 11,665  $ 10,862  $  9,989  $  8,122  $  7,636  $  6,523  $5,012   $ 4,192
Long-term debt...........................    1,817       1,496     1,164     1,389     1,399     1,524     1,488     893       633
Redeemable preferred stock...............      334         331       357       351       344       338       182     225        75
Common stockholders' equity..............    3,939       3,326     3,551     3,382     2,550     2,292     1,915   1,575     1,416
Return on average common stockholders'
  equity.................................     21.4%        5.1%     19.6%     24.7%     20.6%     20.9%     22.7%   21.1 %    20.5%
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE (5)
Net income -- primary....................  $  1.62    $    .37  $   1.40  $   1.54  $   1.08  $    .96  $    .88  $  .71   $   .59
    Average shares outstanding (in
      millions)..........................      480         480       485       476       464       460       454     447       447
Net income -- fully diluted..............     1.57         .36      1.37      1.50      1.05       .93       .87     .71       .59
    Average shares outstanding (in
      millions)..........................      499         498       504       497       485       480       456     447       447
Dividends (6)............................      .67         .63       .56       .61       .46       .41       .35     .29       .24
Book value at year-end...................     8.20        6.92      7.31      7.05      5.48      4.97      4.21    3.56      3.20
Market value at year-end.................    28.50       20.63     24.25     24.81     20.19     14.56     13.47    9.22     11.63
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Capital expenditures.....................  $   480    $    628  $    728  $    509  $    522  $    595  $    541  $  449   $   287
Depreciation.............................      436         414       383       354       302       268       215     198       168
Amortization of intangibles..............      170         154       139       118        92        83        65      53        34
Media advertising expense................      422         371       392       325       288       313       303     253       203
Total advertising and promotion
  expense................................    1,675       1,498     1,455     1,294     1,067     1,013       925     801       637
Common stockholders of record............   93,400      95,600    88,100    75,400    69,400    64,800    56,500  52,400    50,000
Number of employees......................  149,100     145,900   138,000   128,000   113,400   107,800   101,800  85,700    92,400
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

    THE NOTES TO FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE
                               FINANCIAL SUMMARY.

                     SARA LEE CORPORATION AND SUBSIDIAIRIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                          YEARS ENDED
                                                                                -------------------------------
                                                                                JUNE 28,   JUNE 29,    JULY 1,
                                                                                  1997       1996       1995
                                                                                ---------  ---------  ---------
NET SALES.....................................................................  $  19,734  $  18,624  $  17,719
                                                                                ---------  ---------  ---------
Cost of sales.................................................................     12,267     11,470     11,023
Selling, general and administrative expenses..................................      5,824      5,603      5,292
Interest expense..............................................................        202        228        243
Interest income...............................................................        (43)       (55)       (58)
                                                                                ---------  ---------  ---------
                                                                                   18,250     17,246     16,500
                                                                                ---------  ---------  ---------
Income before income taxes....................................................      1,484      1,378      1,219
Income taxes..................................................................        475        462        415
                                                                                ---------  ---------  ---------
NET INCOME....................................................................      1,009        916        804
Preferred dividends, net of tax...............................................        (26)       (27)       (28)
                                                                                ---------  ---------  ---------
Net income available for common stockholders..................................  $     983  $     889  $     776
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
NET INCOME PER COMMON SHARE -- PRIMARY........................................  $    2.03  $    1.83  $    1.62
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Average shares outstanding..................................................        485        485        480
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
NET INCOME PER COMMON SHARE -- FULLY DILUTED..................................  $    1.97  $    1.78  $    1.57
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Average shares outstanding..................................................        503        504        499
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                               JUNE 28,   JUNE 29,    JULY 1,
                                                                                 1997       1996       1995
                                                                               ---------  ---------  ---------
ASSETS
Cash and equivalents.........................................................  $     272  $     243  $     202
Trade accounts receivable, less allowances of $205 in 1997, $197 in 1996 and
  $192 in 1995...............................................................      1,841      1,728      1,653
Inventories
  Finished goods.............................................................      1,803      1,802      1,782
  Work in process............................................................        497        381        423
  Materials and supplies.....................................................        673        624        625
                                                                               ---------  ---------  ---------
                                                                                   2,973      2,807      2,830
Other current assets.........................................................        305        303        243
                                                                               ---------  ---------  ---------
Total current assets.........................................................      5,391      5,081      4,928
                                                                               ---------  ---------  ---------
Trademarks and other assets..................................................        536        636        615
Property
  Land.......................................................................        126        132        136
  Buildings and improvements.................................................      2,008      1,924      1,879
  Machinery and equipment....................................................      3,777      3,657      3,462
  Construction in progress...................................................        293        263        206
                                                                               ---------  ---------  ---------
                                                                                   6,204      5,976      5,683
  Accumulated depreciation...................................................      3,125      2,969      2,719
                                                                               ---------  ---------  ---------
Property, net................................................................      3,079      3,007      2,964
Intangible assets, net.......................................................      3,947      3,878      3,924
                                                                               ---------  ---------  ---------
                                                                               $  12,953  $  12,602  $  12,431
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                BALANCE SHEETS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                 JUNE 28,   JUNE 29,    JULY 1,
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable..................................................................  $     476  $     319  $     559
Accounts payable...............................................................      1,703      1,592      1,436
Accrued liabilities
  Payroll and employee benefits................................................        701        702        693
  Advertising and promotion....................................................        337        290        278
  Taxes other than payroll and income..........................................        189        207        218
  Income taxes.................................................................        119        101         66
  Other........................................................................      1,236      1,296      1,373
Current maturities of long-term debt...........................................        255        135        221
                                                                                 ---------  ---------  ---------
Total current liabilities......................................................      5,016      4,642      4,844
                                                                                 ---------  ---------  ---------
Long-term debt.................................................................      1,933      1,842      1,817
Deferred income taxes..........................................................        416        333        273
Other liabilities..............................................................        543        604        705
Minority interest in subsidiaries..............................................        523        523        519
Preferred stock (authorized 13,500,000 shares; no par value)
  Auction: Issued and outstanding -- 2,000 shares in 1997 and 3,000 shares in
    1996 and 1995; redeemable at $100,000 per share............................        200        300        300
  ESOP convertible: Issued and outstanding -- 4,328,597 shares in 1997,
    4,468,303 shares in 1996 and 4,570,153 shares in 1995......................        314        324        331
  Unearned deferred compensation...............................................       (272)      (286)      (297)
Common stockholders' equity
  Common stock: (authorized 600,000,000 shares; $1.33 1/3 par value) Issued and outstanding -- 480,277,317 shares in 1997, 485,054,554 shares in 1996 and
    480,656,301 shares in 1995.................................................        640        646        640
  Capital surplus..............................................................         --        141         67
  Retained earnings............................................................      4,274      3,783      3,252
  Translation adjustments......................................................       (618)      (227)         3
  Unearned restricted stock issued for future services.........................        (16)       (23)       (23)
                                                                                 ---------  ---------  ---------
Total common stockholders' equity..............................................      4,280      4,320      3,939
                                                                                 ---------  ---------  ---------
                                                                                 $  12,953  $  12,602  $  12,431
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                BALANCE SHEETS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                                                                                          UNEARNED
                                                                             COMMON   CAPITAL   RETAINED   TRANSLATION   RESTRICTED
                                                                     TOTAL   STOCK    SURPLUS   EARNINGS   ADJUSTMENTS     STOCK
                                                                     ------  ------   -------   --------   -----------   ----------
BALANCES AT JULY 2, 1994...........................................  $3,326   $641     $  76     $2,799       $(170)        $(20)
Net income.........................................................     804     --        --        804          --           --
Cash dividends
  Common ($.67 per share)..........................................    (320)    --        --       (320)         --           --
  Auction preferred ($4,188.00 per share)..........................     (13)    --        --        (13)         --           --
  ESOP convertible preferred ($5.4375 per share)...................     (25)    --        --        (25)         --           --
Stock issuances
  Stock option and benefit plans...................................      57      4        53         --          --           --
  Restricted stock, less amortization of $7........................       7     --        13         --          --           (6)
Reacquired shares..................................................     (93)    (5)      (88)        --          --           --
Translation adjustments............................................     173     --        --         --         173           --
ESOP tax benefit...................................................      10     --        --         10          --           --
Other..............................................................      13     --        13         (3)         --            3
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JULY 1, 1995...........................................   3,939    640        67      3,252           3          (23)
Net income.........................................................     916     --        --        916          --           --
Cash dividends
  Common ($.74 per share)..........................................    (358)    --        --       (358)         --           --
  Auction preferred ($4,219.00 per share)..........................     (13)    --        --        (13)         --           --
  ESOP convertible preferred ($5.4375 per share)...................     (24)    --        --        (24)         --           --
Stock issuances
  Business acquisitions............................................      55      3        52         --          --           --
  Stock option and benefit plans...................................      93      6        87         --          --           --
  Restricted stock, less amortization of $13.......................      13      1        17         --          --           (5)
Reacquired shares..................................................    (103)    (4)      (99)        --          --           --
Translation adjustments............................................    (230)    --        --         --        (230)          --
ESOP tax benefit...................................................      10     --        --         10          --           --
ESOP share redemption..............................................       7     --         7         --          --           --
Other..............................................................      15     --        10         --          --            5
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 29, 1996..........................................   4,320    646       141      3,783        (227)         (23)
Net income.........................................................   1,009     --        --      1,009          --           --
Cash dividends
  Common ($.82 per share)..........................................    (394)    --        --       (394)         --           --
  Auction preferred ($4,000.93 per share)..........................     (12)    --        --        (12)         --           --
  ESOP convertible preferred ($5.4375 per share)...................     (24)    --        --        (24)         --           --
Stock issuances
  Business acquisitions............................................      18      1        17         --          --           --
  Stock option and benefit plans...................................      93      6        87         --          --           --
  Restricted stock, less amortization of $19.......................      19     --        13         --          --            6
Reacquired shares..................................................    (393)   (14)     (281)       (98)         --           --
Translation adjustments............................................    (391)    --        --         --        (391)          --
ESOP tax benefit...................................................      10     --        --         10          --           --
ESOP share redemption..............................................      10      1         9         --          --           --
Other..............................................................      15     --        14         --          --            1
                                                                     ------  ------   -------   --------      -----          ---
BALANCES AT JUNE 28, 1997..........................................  $4,280   $640     $  --     $4,274       $(618)        $(16)
                                                                     ------  ------   -------   --------      -----          ---
                                                                     ------  ------   -------   --------      -----          ---

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                       YEARS ENDED
                                                                            ---------------------------------
                                                                            JUNE 28,    JUNE 29,     JULY 1,
                                                                              1997        1996        1995
                                                                            ---------  -----------  ---------
OPERATING ACTIVITIES
Net income................................................................  $   1,009   $     916   $     804
Adjustments for noncash charges included in net income
  Depreciation............................................................        483         454         436
  Amortization of intangibles.............................................        197         180         170
  Increase in deferred taxes..............................................         40          31          88
  Other noncash credits, net..............................................        (56)        (77)       (118)
  Changes in current assets and liabilities, net of businesses acquired and sold
    (Increase) in trade accounts receivable...............................        (66)       (138)        (38)
    (Increase) in inventories.............................................       (129)        (83)       (138)
    Decrease (increase) in other current assets...........................         17         (63)         18
    Increase in accounts payable..........................................         59          95          81
    (Decrease) increase in accrued liabilities............................         (2)        (11)         70
                                                                            ---------  -----------  ---------
  Net cash from operating activities......................................      1,552       1,304       1,373
                                                                            ---------  -----------  ---------
INVESTMENT ACTIVITIES
Purchases of property and equipment.......................................       (547)       (542)       (480)
Acquisitions of businesses................................................       (674)       (216)       (168)
Dispositions of investment and businesses.................................        114          12          12
Sales of property.........................................................         59          49          73
Other.....................................................................          6           4          46
                                                                            ---------  -----------  ---------
  Net cash used in investment activities..................................     (1,042)       (693)       (517)
                                                                            ---------  -----------  ---------
FINANCING ACTIVITIES
Issuances of common stock.................................................         93          93          57
Purchases of common stock.................................................       (393)       (103)        (93)
Redemption of preferred stock.............................................       (100)         --          --
Borrowings of long-term debt..............................................        495         354         573
Repayments of long-term debt..............................................       (252)       (369)       (289)
Short-term borrowings (repayments), net...................................        119        (135)       (743)
Payments of dividends.....................................................       (430)       (395)       (358)
                                                                            ---------  -----------  ---------
  Net cash used in financing activities...................................       (468)       (555)       (853)
                                                                            ---------  -----------  ---------
Effect of changes in foreign exchange rates on cash.......................        (13)        (15)         10
                                                                            ---------  -----------  ---------
Increase in cash and equivalents..........................................         29          41          13
Cash and equivalents at beginning of year.................................        243         202         189
                                                                            ---------  -----------  ---------
Cash and equivalents at end of year.......................................  $     272   $     243   $     202
                                                                            ---------  -----------  ---------
                                                                            ---------  -----------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INTANGIBLE ASSETS

    The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit, which range from 10 years to 40 years. Accumulated amortization of intangible assets amounted to $896 at June 28, 1997, $811 at June 29, 1996 and $710 at July 1, 1995.

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

INVENTORY VALUATION

    Inventories are valued at the lower of cost (in 1997, approximately 21% at last-in, first-out [LIFO] and the remainder at first-in, first-out [FIFO]) or market. Inventories recorded at LIFO were approximately $32 at June 28, 1997, $36 at June 29, 1996 and $18 at July 1, 1995, lower than if they had been valued at FIFO. Inventory cost includes material and conversion costs.

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

FINANCIAL INSTRUMENTS

    The Corporation uses financial instruments to manage its exposure to movements in interest rates, foreign exchange rates and commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Corporation. The Corporation does not use financial instruments for trading purposes, nor is the Corporation a party to leveraged derivatives.

FINANCING TRANSACTIONS

    Non-U.S. dollar financing transactions are generally effective as hedges of long-term investments in the corresponding currency. Foreign currency gains or losses on the hedges of long-term investments are recorded in the translation adjustments component of common stockholders' equity with the offset recorded as an adjustment to the non-U.S. dollar financing liability.

INTEREST RATE AGREEMENTS

    Interest rate exchange agreements, defined as swaps and caps and floors, are effective at creating synthetic instruments and thereby modifying the Corporation's interest rate exposures. The Corporation enters into interest rate exchange agreements to create synthetic instruments. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. Any premium paid is amortized over the life of the agreement.

FORWARD EXCHANGE CONTRACTS

    The Corporation uses primarily short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The contracts that effectively meet the risk reduction and correlation criteria, as measured on a currency-by-currency basis, are accounted for using hedge accounting. Under this method, the change in fair value of forward contracts that hedge firm commitments is deferred and recognized as part of the related foreign currency transactions as they occur. Firm commitments include the purchases of inventory, capitalized assets or expenses of the Corporation. The change in fair value of any forward contract that is not effective as a hedge of the firm commitment is included in selling, general and administrative expenses and other accrued liabilities.

    Forward contracts that hedge the currency exposure on nonpermanent intercompany loans are also accounted for using hedge accounting if the contract meets the risk reduction and correlation criteria, as measured on a currency-by-currency basis. Under hedge accounting, these contracts are valued at current spot rates on a monthly basis, and the change in value is recognized currently and included, along with any amortization of forward points over the life of the contract, in selling, general and administrative expenses. Any foreign exchange gain or loss on the underlying intercompany loan is also included in selling, general and administrative expenses. Changes in the value of forward contracts related to anticipated purchases and sales are marked to market through selling, general and administrative expenses on a monthly basis.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    If, subsequent to entering into a hedge transaction with forward contracts, the underlying transaction is no longer likely to occur, the hedge position is removed and any gain or loss is included in selling, general and administrative expenses.

COMMODITIES

    The Corporation uses commodity futures and purchased options for hedging purposes to reduce the effect of changing commodity prices. The contracts that effectively meet the risk reduction and correlation criteria, as measured on a commodity-by-commodity basis, are recorded using hedge accounting. Effectiveness is measured based upon high correlation between commodity gains and losses on the futures contract and those on the firm commitment. Under hedge accounting, the gain or loss on the hedge is deferred and recorded as a component of the underlying inventory purchase. Gains and losses on hedges that are terminated prior to the execution of the inventory purchase are recorded in inventory until the inventory is sold.

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

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which will be effective for the Corporation in the second quarter of 1998. When adopted, SFAS 128 will replace the presentation of primary earnings per share (EPS) with basic EPS. Basic EPS excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted, will also need to be disclosed. The basic and diluted EPS amounts for the past three years were:

                                   1997        1996        1995
                                ----------  ----------  ----------
Basic EPS.....................  $     2.05  $     1.85  $     1.63
Diluted EPS...................        1.97        1.78        1.57

STOCK-BASED COMPENSATION

    The Corporation accounts for stock options using Accounting Principles Board Opinion No. 25 (APB 25).

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

ADVERTISING

    The costs of advertising are generally expensed in the year in which the advertising first takes place.

                                  COMMON STOCK

    Changes in outstanding common shares for the past three years were:

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                    (SHARES IN THOUSANDS)
Beginning balances...........................................    485,055    480,656    480,765
Stock issuances:
  Business acquisitions......................................        549      2,567         --
  Stock option and benefit plans.............................      4,566      4,438      3,158
  Restricted stock plans.....................................         88        394        367
Stock purchased/retired......................................    (10,609)    (3,375)    (3,932)
ESOP share redemption........................................        560        457         60
Other........................................................         68        (82)       238
                                                               ---------  ---------  ---------
Ending balances..............................................    480,277    485,055    480,656
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                                PREFERRED STOCK

    Four series of 500 shares each of nonvoting auction preferred stock are outstanding as of June 28, 1997. At its option, the Corporation redeemed two series of 500 shares each of this preferred stock during 1997. The shares were redeemed at face value, and no gain or loss was recognized.

    The dividend rate for each of the series of auction preferred stock is established through a Dutch auction conducted by an agent of the Corporation. Auctions are held six out of every seven weeks with the dividend rate for one of the series set at each auction. Since inception, no auction has failed. If an auction does fail, the holders of the preferred stock would continue to hold the shares and receive a dividend rate that is a function of current commercial paper rates.

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

    ESOP-related expenses amounted to $13 in 1997, $13 in 1996 and $12 in 1995. Payments to the ESOP were $43 in 1997, $41 in 1996 and $38 in 1995. Principal and interest payments by the ESOP amounted to $19 and $24 in 1997, $16 and $25 in 1996 and $12 and $26 in 1995.

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

    Minority interest in subsidiaries includes $295 of preferred equity securities issued by a wholly owned foreign subsidiary of the Corporation. The securities provide a rate of return based upon specified inter-bank borrowing rates. The securities are redeemable in 2004 in exchange for common shares of the issuer, which may then be put to the Corporation for preferred stock. The subsidiary may call the securities at any time.

    $200 of the minority interest in subsidiaries consists of preferred equity securities issued by a domestic subsidiary of the Corporation. The securities provide the holder a rate of return based upon a specified inter-bank borrowing rate, are redeemable in 2005 and may be called at any time by the subsidiary. The subsidiary has the option of redeeming the securities with either cash, debt or equity of the Corporation.

                            STOCK-BASED COMPENSATION

    The Corporation has various stock award plans, stock option plans and an employee stock purchase plan. Under the stock award and stock option plans, the Corporation is authorized to grant up to 25 million shares of common stock. Under the employee stock purchase plan, the Corporation is authorized to sell and issue up to 60 million shares of common stock to its full-time employees.

    The Corporation applies APB 25 and related interpretations in accounting for its stock-based compensation plans. During 1997, the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires pro forma disclosures regarding the Corporation's plans.

STOCK AWARDS

    Stock awards are restricted as to disposition and subject to forfeiture until certain three-year performance goals are achieved by the employee. All restricted stock awards entitle the participant to full voting rights and dividends that are escrowed until the participant receives the shares. Upon the issuance of restricted shares, unearned compensation is recognized and is amortized over the performance period.

STOCK OPTIONS

    The exercise price of each stock option equals 100% of the market price of the Corporation's stock on the date of grant and has a maximum term of 10 years. These options generally vest ratably over three years. Under the stock option plans, an active employee may receive a replacement stock option equal to

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option is 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                                                               1997        1996
                                                                                            ----------  ----------
Expected lives............................................................................  2.9 years   2.8 years
Risk-free interest rate...................................................................     6.1%        5.9%
Expected volatility.......................................................................    22.9%       24.3%
Dividend yield............................................................................     2.2%        2.4%

    A summary of the status of the Corporation's option plans as of June 28, 1997 and June 29, 1996 and changes during the years ended on those dates is presented below:

                                                                                    1997                    1996
                                                                           ----------------------  ----------------------
                                                                                       WEIGHTED                WEIGHTED
                                                                                        AVERAGE                 AVERAGE
                                                                                       EXERCISE                EXERCISE
                                                                            SHARES       PRICE      SHARES       PRICE
                                                                           ---------  -----------  ---------  -----------
                                                                                       (SHARES IN THOUSANDS)
Outstanding at beginning of year.........................................     17,426   $   25.86      15,947   $   24.26
  Granted................................................................      8,328       34.31       7,658       29.07
  Exercised..............................................................     (5,943)      26.87      (5,733)      25.63
  Canceled/expired.......................................................       (560)      27.81        (446)      26.57
                                                                           ---------  -----------  ---------  -----------
Outstanding at end of year...............................................     19,251   $   29.14      17,426   $   25.86
                                                                           ---------  -----------  ---------  -----------
                                                                           ---------  -----------  ---------  -----------
Options exercisable at year-end..........................................      9,614   $   27.37       8,961   $   24.90
                                                                           ---------  -----------  ---------  -----------
                                                                           ---------  -----------  ---------  -----------
Options available for future grants......................................          18,853                  24,388
                                                                                   -----                   -----
                                                                                   -----                   -----
Weighted average fair value of options granted during the year...........          $5.75                   $4.87
                                                                                    ----                    ----
                                                                                    ----                    ----

    The following table summarizes information about stock options outstanding at June 28, 1997:

                                                                OPTIONS OUTSTANDING
                                                      ---------------------------------------     OPTIONS EXERCISABLE
                                                                     WEIGHTED                  --------------------------
                                                        NUMBER        AVERAGE      WEIGHTED       NUMBER       WEIGHTED
                                                      OUTSTANDING    REMAINING      AVERAGE     EXERCISABLE     AVERAGE
                                                      AT JUNE 28,   CONTRACTUAL    EXERCISE     AT JUNE 28,    EXERCISE
RANGE OF EXERCISE PRICES                                 1997       LIFE (YRS.)      PRICE         1997          PRICE
----------------------------------------------------  -----------  -------------  -----------  -------------  -----------
                                                                             (SHARES IN THOUSANDS)
$ 8.30-$27.38.......................................       5,950           5.2     $   22.99         4,810     $   22.99
 27.39- 32.00.......................................       5,058           6.6         27.96         2,525         28.47
 32.01- 42.81.......................................       8,243           7.2         34.31         2,279         35.39
                                                      -----------        -----    -----------        -----    -----------
$ 8.30-$42.81.......................................      19,251           6.4     $   29.14         9,614     $   27.37
                                                      -----------        -----    -----------        -----    -----------
                                                      -----------        -----    -----------        -----    -----------

EMPLOYEE STOCK PURCHASE PLAN (ESPP)

    The ESPP permits full-time employees to purchase a limited number of shares of the Corporation's common stock at 85% of market value. Under the plan, the Corporation sold 1,541,592 and 1,794,552

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

shares to employees in 1997 and 1996, respectively. Pro forma compensation expense is calculated for the fair value of the employee's purchase rights using the Black-Scholes model. Assumptions include an expected life of 1/4 of a year, weighted average risk-free interest rates of 5.1% and 5.0% in 1997 and 1996, respectively, and other assumptions that are consistent with those used for the Corporation's stock option plans described above.

    Under APB 25, no compensation cost is recognized for stock options and replacement stock options under the various stock-based compensation plans and shares purchased under the ESPP. Had compensation cost for the Corporation's grants for stock-based compensation been determined consistent with SFAS 123, the Corporation's net income and net income per common share would have been reduced by less than 3% in both 1997 and 1996.

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996, and additional awards in future years are anticipated.

                          ACQUISITIONS AND DIVESTMENTS

    During 1997, the Corporation acquired several companies for an aggregate purchase price of $674 in cash and $18 of common stock. The principal acquisitions were Aoste, a European manufacturer of processed meat products, Lovable Italiana S.p.A., an Italian intimate apparel company, and Brossard France S.A., a French manufacturer and marketer of bakery products. The Corporation also divested a minority ownership position in JP Foodservice, a domestic distributor of food products, and a controlling interest in Aris Isotoner, a manufacturer of gloves and accessories. No material gain or loss was recognized on these divestments.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

INTEREST RATE AND CURRENCY SWAPS

    To manage interest rate and foreign exchange risk and to lower its cost of borrowing, the Corporation has entered into interest rate and currency swaps. The currency swaps effectively hedge long-term Dutch guilder-, French franc- and Swiss franc-denominated investments and French franc-denominated intercompany loans. The weighted average maturities of interest rate and currency swaps as of June 28, 1997 were 2.8 years and 2.0 years, respectively.

                                                                                                   WEIGHTED AVERAGE
                                                                                                  INTEREST RATES(2)
                                                                                   NOTIONAL     ----------------------
                                                                                 PRINCIPAL(1)     RECEIVE       PAY
                                                                                 -------------  -----------     ---
INTEREST RATE SWAPS
1997  Receive variable -- pay fixed............................................    $      98           4.1%        4.4%
      Receive fixed -- pay variable............................................           25           7.1         5.4
1996  Receive fixed -- pay variable............................................           25           7.1         5.3
1995  Receive variable -- pay fixed............................................          200           6.1         5.7
      Receive fixed -- pay variable............................................           45           7.6         5.9
CURRENCY SWAPS
1997  Receive fixed -- pay fixed...............................................    $     259           6.4%        4.1%
1996  Receive fixed -- pay fixed...............................................           85           8.0         5.8
1995  Receive variable -- pay fixed............................................          175           6.4         7.3
      Receive fixed -- pay fixed...............................................          194           6.4         6.6
      Receive variable -- pay variable.........................................          320           7.9         6.9

------------

(1) The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of foreign currency or dollar principal exchanged at maturity.

(2) The weighted average interest rates are as of the respective balance sheet dates.

------------

    The Corporation has entered into an interest rate collar to hedge fluctuations in Dutch interest rates. The Dutch guilder-denominated collar has a notional principal of $103, a cap of 7.0% and a floor of 3.5%.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

U.S. dollar equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year.

                                                                                             BOUGHT (SOLD)
                                                                                    -------------------------------
FOREIGN CURRENCY                                                                      1997       1996       1995
----------------------------------------------------------------------------------  ---------  ---------  ---------
French franc......................................................................  $     (44) $     125  $    (352)
Italian lira......................................................................       (402)      (287)      (254)
Spanish peseta....................................................................        (69)       (40)       (55)
Dutch guilder.....................................................................       (191)      (194)      (236)
German mark.......................................................................        (65)        50         36
Other.............................................................................       (183)      (263)      (314)

    At June 28, 1997, the deferred unrealized gains and losses on forward exchange contracts were not material to the financial position of the Corporation.

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

    Trade accounts receivable due from highly leveraged customers were $64 at June 28, 1997, $53 at June 29, 1996 and $49 at July 1, 1995. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

GUARANTEES

    The Corporation had third-party guarantees outstanding, aggregating approximately $24 at June 28, 1997, $29 at June 29, 1996 and $31 at July 1, 1995. These guarantees relate primarily to financial arrangements to support various suppliers of the Corporation and are secured by the inventory and fixed assets of suppliers.

FAIR VALUES

    The carrying amounts of cash and equivalents, trade receivables, notes payable, accounts payable and auction preferred stock approximated fair value as of June 28, 1997, June 29, 1996 and July 1, 1995. The fair values of the remaining financial instruments recognized on the Consolidated Balance Sheets of the Corporation at the respective year-end were:

                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Long-term debt, including current portion......................................  $   2,258  $   1,993  $   2,102
ESOP convertible preferred stock...............................................        751        615        567

    The fair value of the Corporation's long-term debt, including the current portion, is estimated using discounted cash flows based on the Corporation's current incremental borrowing rates for similar types of

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

borrowing arrangements. The fair value of the ESOP preferred stock is based upon the contracted conversion into the Corporation's common stock.

    The fair value of the Corporation's interest rate swaps, currency swaps, forward exchange contracts and interest rate collar approximate their carrying value in the financial statements as of June 28, 1997, June 29, 1996 and July 1, 1995. The fair value of these instruments was not material to the financial position of the Corporation.

                                 LONG-TERM DEBT

                                                             INTEREST RATE
                                                                 RANGE          MATURITY      1997       1996       1995
                                                           ------------------  -----------  ---------  ---------  ---------
U.S. dollar
  obligations:       ESOP debt...........................         5.73-8.18%          2004  $     276  $     295  $     311
                     Notes and debentures................         4.75-8.37      1998-2008      1,038      1,330      1,165
                     Revenue bonds.......................         4.20-5.75      2002-2024         55         46         36
                     Zero coupon notes...................       10.00-14.25      2014-2015         17         15         14
                     Various other obligations...........                                           4          4          7
                                                                                            ---------  ---------  ---------
                                                                                                1,390      1,690      1,533
                                                                                            ---------  ---------  ---------
Foreign currency
  obligations:       Swiss franc.........................         5.76-5.78           2000         71         --        111
                     Dutch guilder.......................         4.17-6.50      1998-2002        355        235        259
                     French franc........................         3.46-4.94      1999-2002        305         --         --
                     Various other obligations...........                                          67         52        135
                                                                                            ---------  ---------  ---------
                                                                                                  798        287        505
                                                                                            ---------  ---------  ---------
Total long-term debt.....................................                                       2,188      1,977      2,038
Less current maturities..................................                                         255        135        221
                                                                                            ---------  ---------  ---------
                                                                                            $   1,933  $   1,842  $   1,817
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The ESOP debt is guaranteed by the Corporation.

    The zero coupon notes are net of unamortized discounts of $107 in 1997, $109 in 1996 and $110 in 1995. Principal payments of $19 and $105 are due in 2014 and 2015, respectively.

    Payments required on long-term debt during the years ending in 1998 through 2002 are $255, $200, $306, $212 and $482, respectively.

    The Corporation made cash interest payments of $202, $236 and $236 in 1997, 1996 and 1995, respectively.

    Rental expense under operating leases amounted to approximately $214 in 1997 and $222 in 1996 and 1995. Future minimum annual fixed rentals required during the years ending in 1998 through 2002 under noncancelable operating leases having an original term of more than one year are $127, $105, $91, $77 and $68, respectively. The aggregate obligation subsequent to 2002 is $133.

    The Corporation is contingently liable for long-term leases on properties operated by others. The minimum annual rentals under these leases average approximately $4 for the years ending in 1998-2002 and $1 in 2003-2007. Amounts thereafter are not material.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                               CREDIT FACILITIES

    The Corporation has numerous credit facilities available, including revolving credit agreements totaling $1,635 that had an annual fee of 0.05% as of June 28, 1997. These agreements support commercial paper borrowings. Selected data on the Corporation's short-term obligations follow:

                                   1997        1996        1995
                                ----------  ----------  ----------
Maximum period-end
 borrowings...................  $    1,735  $    1,709  $    2,300
Average borrowings during the
 year.........................       1,502       1,532       1,969
Weighted average interest rate
 during the year..............         4.8%        6.1%        6.6%
Weighted average interest rate
 at year-end..................         5.7         6.6         6.9

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

    The annual pension expense for all plans was:

                                   1997        1996        1995
                                  -----       -----       -----
Defined benefit plans.........  $      37   $      48   $      43
Defined contribution plans....          9           9          11
Multi-employer plans..........          2           3           4
                                      ---         ---         ---
Total pension expense.........  $      48   $      60   $      58
                                      ---         ---         ---
                                      ---         ---         ---

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The components of the defined benefit plan expenses were:

                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Benefits earned by employees.........................................................  $      64  $      58  $      60
Interest on projected benefit obligations............................................        120        120        105
Actual investment return on plan assets..............................................       (214)      (312)       (47)
Net amortization and deferral........................................................         67        182        (75)
                                                                                       ---------  ---------  ---------
Net pension expense..................................................................  $      37  $      48  $      43
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The reduction in the 1997 defined benefit plan expense is primarily attributable to higher asset returns and the strengthening of the U.S. dollar relative to foreign currencies.

    The status of defined benefit plans at the respective year-end was:

                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
Fair market value of plan assets................................................  $   1,956  $   1,854  $   1,592
                                                                                  ---------  ---------  ---------
Actuarial present value of benefits for services rendered:
  Accumulated benefits based on salaries to date:
    Vested......................................................................      1,558      1,505      1,281
    Nonvested...................................................................         64         55         47
  Additional benefits based on estimated future salary levels...................        164        154        204
                                                                                  ---------  ---------  ---------
  Projected benefit obligations.................................................      1,786      1,714      1,532
                                                                                  ---------  ---------  ---------
Excess of plan assets over projected benefit obligations........................        170        140         60
Unamortized net transitional asset..............................................        (10)       (12)       (17)
Unrecognized net gain...........................................................        (21)       (24)        (3)
Unrecognized prior service cost.................................................         52         66         81
                                                                                  ---------  ---------  ---------
Prepaid pension asset recognized on the Consolidated Balance Sheets.............  $     191  $     170  $     121
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    Weighted average rates used in determining net pension expense and related obligations for defined benefit plans were:

                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
Discount rate...................................................................       7.2%       7.3%       7.5%
Rate of compensation increase...................................................        4.7        4.7        5.2
Long-term rate of return on plan assets.........................................        8.3        8.3        8.3

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

                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
Benefits earned by employees....................................................  $       5  $       5  $       5
Interest on projected benefit obligations.......................................         12         13         11
Net amortization and deferral...................................................          1          1         --
                                                                                  ---------  ---------  ---------
Net postretirement benefit expense..............................................  $      18  $      19  $      16
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The status of postretirement benefit plans at the respective year-end was:

                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
Actuarial present value of benefits for services rendered:
  Retirees......................................................................  $     102  $     101  $      90
  Fully eligible active participants............................................         16         16         15
  Other active participants.....................................................         60         56         43
                                                                                  ---------  ---------  ---------
Accumulated postretirement benefit obligations..................................        178        173        148
Fair market value of plan assets................................................          2          2          2
                                                                                  ---------  ---------  ---------
Accumulated postretirement benefit obligations in excess of plan assets.........        176        171        146
Unrecognized net transitional asset.............................................          3         --         14
Unrecognized net gain...........................................................         19         17         14
Unrecognized prior service cost.................................................          2         --         (1)
                                                                                  ---------  ---------  ---------
Postretirement benefit obligations recognized on the Consolidated Balance
 Sheets.........................................................................  $     200  $     188  $     173
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Discount rate...................................................................        7.2%       7.2%       7.7%
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    The assumed health care cost trend rate was 12% for 1997, decreasing to 7% by the year 2002 and remaining at that level thereafter. These trend rates reflect the Corporation's prior experience and management's expectation that future rates will decline. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 28, 1997 by 12% and the postretirement benefit expense for 1997 by 14%.

    The Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS
106), for retiree benefit plans outside the United States in 1996. Under SFAS 106, the Corporation accrues the estimated cost of retiree health care and life insurance benefits during the employees' active service periods. The Corporation's previous method of accounting for postretirement benefits other than pensions was similar to that required by SFAS 106, and the accumulated benefit obligation for these plans was accrued prior to the required adoption of SFAS 106. The accumulated benefit obligation for retiree benefit plans outside the United States was $22 as of June 28, 1997.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                  INCOME TAXES

    The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

                                                                1997                    1996                    1995
                                                       ----------------------  ----------------------  ----------------------
                                                        AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                                       ---------  -----------  ---------  -----------  ---------  -----------
Income before provision for income taxes:
  United States......................................  $     742        50.0%  $     638        46.3%  $     648        53.1%
  Foreign............................................        742        50.0         740        53.7         571        46.9
                                                       ---------       -----   ---------       -----   ---------       -----
                                                       $   1,484       100.0%  $   1,378       100.0%  $   1,219       100.0%
                                                       ---------       -----   ---------       -----   ---------       -----
                                                       ---------       -----   ---------       -----   ---------       -----
Taxes at U.S. statutory rates........................  $     519        35.0%  $     482        35.0%  $     427        35.0%
State taxes, net of federal benefit..................         13          .9          15         1.1          16         1.3
Difference between U.S. and foreign rates............        (85)       (5.7)        (68)       (5.0)        (67)       (5.5)
Nondeductible amortization...........................         62         4.2          54         3.9          50         4.1
Other, net...........................................        (34)       (2.4)        (21)       (1.5)        (11)       (0.8)
                                                       ---------       -----   ---------       -----   ---------       -----
Taxes at effective worldwide tax rates...............  $     475        32.0%  $     462        33.5%  $     415        34.1%
                                                       ---------       -----   ---------       -----   ---------       -----
                                                       ---------       -----   ---------       -----   ---------       -----

    Current and deferred tax provisions were:

                                                                 1997                      1996                      1995
                                                       ------------------------  ------------------------  ------------------------
                                                         CURRENT     DEFERRED      CURRENT     DEFERRED      CURRENT     DEFERRED
                                                       -----------  -----------  -----------  -----------  -----------  -----------
United States........................................   $     169    $      12    $     166    $      25    $     154    $      39
Foreign..............................................         245           28          237           10          150           47
State................................................          21           --           28           (4)          23            2
                                                            -----          ---        -----          ---        -----        -----
                                                        $     435    $      40    $     431    $      31    $     327    $      88
                                                            -----          ---        -----          ---        -----        -----
                                                            -----          ---        -----          ---        -----        -----

    Following are the components of the deferred tax provisions occurring as a result of transactions being reported in different years for financial and tax reporting:

                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
Depreciation....................................................................  $      (2) $      22  $      31
Inventory valuation methods.....................................................         37        (35)        (4)
Nondeductible reserves..........................................................         53         77         64
Other, net......................................................................        (48)       (33)        (3)
                                                                                  ---------  ---------  ---------
                                                                                  $      40  $      31  $      88
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Cash payments for income taxes..................................................  $     340  $     224  $     279
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The deferred tax (assets) liabilities at the respective year-end were as follows:

                                                                               1997       1996       1995
                                                                             ---------  ---------  ---------
Deferred tax (assets) liabilities:
  Restructuring reserves...................................................  $      --  $     (89) $    (166)
  Reserves not deductible until paid.......................................       (295)      (253)      (213)
  Pension, postretirement and other employee benefits......................        (42)       (35)        (8)
  Net operating loss and other tax carryforwards...........................         (1)        (2)        (3)
  Property, plant and equipment............................................        309        298        265
  Other....................................................................        (12)        --         13
                                                                             ---------  ---------  ---------
Net deferred tax (assets)..................................................  $     (41) $     (81) $    (112)
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                          INDUSTRY SEGMENT INFORMATION

    The Corporation's business segments are described in the Narrative Description of Business on pages 4 through 8.

                                       PACKAGED                  HOUSEHOLD
                                         MEATS     COFFEE AND    AND BODY     PERSONAL                   INTER-
                                      AND BAKERY     GROCERY       CARE       PRODUCTS     CORPORATE     SEGMENT      TOTAL
                                      -----------  -----------  -----------  -----------  -----------  -----------  ---------
1997
Sales(1)............................   $   7,614    $   2,813    $   1,843    $   7,482    $  --        $     (18)  $  19,734
Pretax income.......................         476          440          228          761         (421)(2)     --         1,484
Assets..............................       2,749        1,921        1,530        6,471          282(3)     --         12,953
Depreciation and amortization.......         167           90           78          326           19       --             680
Capital expenditures................         173           83           44          246            1       --             547
-----------------------------------------------------------------------------------------------------------------------------

1996
Sales(1)............................   $   6,530    $   2,896    $   1,837    $   7,370    $  --        $      (9)  $  18,624
Pretax income.......................         422          428          214          729         (415)(2)     --         1,378
Assets..............................       2,045        2,033        1,571        6,635          318(3)     --         12,602
Depreciation and amortization.......         135           86           78          312           23       --             634
Capital expenditures................         152           78           37          271            4       --             542
-----------------------------------------------------------------------------------------------------------------------------

1995
Sales(1)............................   $   6,110    $   2,777    $   1,691    $   7,151    $  --        $     (10)  $  17,719
Pretax income.......................         383          374          181          658         (377)(2)     --         1,219
Assets..............................       2,062        1,986        1,391        6,686          306(3)     --         12,431
Depreciation and amortization.......         129           82           79          294           22       --             606
Capital expenditures................         116           66           35          262            1       --             480
-----------------------------------------------------------------------------------------------------------------------------

(1) Includes sales between segments. Such sales are at transfer prices that are equivalent to market value.

(2) Includes net interest expense of $159 in 1997, $173 in 1996 and $185 in 1995 incurred primarily in the United States to finance and support consolidated operations.

(3) Principally cash and equivalents, certain fixed assets and certain other noncurrent assets.

------------

   Industry segment sales and operating income applicable to businesses sold prior to June 28, 1997 were not material.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                          GEOGRAPHIC AREA INFORMATION

                                                                     ASIA-
                                                      WESTERN/     PACIFIC/
                                           UNITED      CENTRAL       LATIN
                                           STATES      EUROPE       AMERICA       OTHER      CORPORATE   INTER-AREA     TOTAL
                                          ---------  -----------  -----------  -----------  -----------  -----------  ---------
1997
Sales(1)................................  $  11,506   $   6,611    $   1,223    $     411    $  --        $     (17)  $  19,734
Pretax income...........................      1,017         723          128           37         (421)(2)     --         1,484
Assets(3)...............................      5,851       5,346        1,154          320          282(4)     --         12,953
-------------------------------------------------------------------------------------------------------------------------------

1996
Sales(1)................................  $  11,252   $   5,834    $   1,141    $     412    $  --        $     (15)  $  18,624
Pretax income...........................        980         671          116           26         (415)(2)     --         1,378
Assets(3)...............................      5,824       4,945        1,157          358          318(4)     --         12,602
-------------------------------------------------------------------------------------------------------------------------------

1995
Sales(1)................................  $  10,659   $   5,484    $   1,160    $     439    $  --        $     (23)  $  17,719
Pretax income...........................        880         564          101           51         (377)(2)     --         1,219
Assets(3)...............................      5,729       5,038          999          359          306(4)     --         12,431
-------------------------------------------------------------------------------------------------------------------------------

(1) Includes sales between geographic areas. Such sales are at transfer prices that are equivalent to market value.

(2) Includes net interest expense of $159 in 1997, $173 in 1996 and $185 in 1995 incurred primarily in the United States to finance and support consolidated operations.

(3) The tangible net assets of foreign operations included in the accompanying Consolidated Balance Sheets were $1,137 at June 28, 1997, $1,123 at June 29, 1996 and $892 at July 1, 1995.

(4) Principally cash and equivalents, certain fixed assets and certain other noncurrent assets.

------------

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                                                              QUARTER
                                                                             ------------------------------------------
                                                                               FIRST     SECOND      THIRD     FOURTH
                                                                             ---------  ---------  ---------  ---------
1997
Net sales..................................................................  $   4,886  $   5,269  $   4,649  $   4,930
Gross profit...............................................................      1,809      2,020      1,757      1,881
Net income.................................................................        206        317        206        280
Per common share
  Net income...............................................................        .41        .64        .41        .57
  Cash dividends declared..................................................        .19        .21        .21        .21
  Market price -- high.....................................................      35.88      40.50      43.38      43.38
             -- low........................................................      30.00      35.13      36.50      39.13
             -- close......................................................      35.75      38.38      42.25      42.06
-----------------------------------------------------------------------------------------------------------------------
1996
Net sales..................................................................  $   4,656  $   4,898  $   4,443  $   4,627
Gross profit...............................................................      1,725      1,878      1,719      1,832
Net income.................................................................        186        283        188        259
Per common share
  Net income...............................................................        .37        .57        .37        .52
  Cash dividends declared..................................................        .17        .19        .19        .19
  Market price -- high.....................................................      30.38      33.75      35.50      33.88
             -- low........................................................      26.88      28.88      29.88      30.25
             -- close......................................................      29.75      32.00      32.88      32.50
-----------------------------------------------------------------------------------------------------------------------
1995
Net sales..................................................................  $   4,290  $   4,648  $   4,193  $   4,588
Gross profit...............................................................      1,618      1,764      1,565      1,749
Net income.................................................................        165        252        166        221
Per common share
  Net income...............................................................        .33        .51        .33        .45
  Cash dividends declared..................................................        .16        .17        .17        .17
  Market price -- high.....................................................      23.38      26.00      27.75      29.00
             -- low........................................................      19.38      22.38      24.25      26.25
             -- close......................................................      22.50      25.25      26.13      28.50
-----------------------------------------------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Management of SARA LEE CORPORATION:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Sara Lee Corporation included in this Form 10-K, and have issued our report thereon dated July 28, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule II is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois,
July 28, 1997.

                                  SCHEDULE II

                     SARA LEE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED JULY 1, 1995, JUNE 29, 1996 AND JUNE 28, 1997

                                 (IN MILLIONS)

                                                                                 PROVISION
                                                                                  CHARGED     WRITE-OFFS
                                                                    BALANCE AT   TO COSTS        (1)/           OTHER       BALANCE
                                                                    BEGINNING       AND       ALLOWANCES      ADDITIONS     AT END
                                                                     OF YEAR     EXPENSES        TAKEN       (DEDUCTIONS)   OF YEAR
                                                                    ----------   ---------   -------------   ------------   -------
FOR THE YEAR ENDED JULY 1, 1995:
  Allowances for bad debts........................................     $109        $ 42          $ (30)        $ 6           $127
  Other receivable allowances.....................................       55         122           (115)         3              65
                                                                      -----      ---------       -----        ------        -------
    Total.........................................................     $164        $164          $(145)        $ 9           $192
                                                                      -----      ---------       -----        ------        -------
                                                                      -----      ---------       -----        ------        -------
FOR THE YEAR ENDED JUNE 29, 1996:
  Allowances for bad debts........................................     $127        $ 34          $ (35)       $(5)           $121
  Other receivable allowances.....................................       65         113           (105)         3              76
                                                                      -----      ---------       -----        ------        -------
    Total.........................................................     $192        $147          $(140)       $(2)           $197
                                                                      -----      ---------       -----        ------        -------
                                                                      -----      ---------       -----        ------        -------
FOR THE YEAR ENDED JUNE 28, 1997:
  Allowances for bad debts........................................     $121        $ 29          $ (28)        $10           $132
  Other receivable allowances.....................................       76         108           (111)        --              73
                                                                      -----      ---------       -----        ------        -------
    Total.........................................................     $197        $137          $(139)        $10           $205
                                                                      -----      ---------       -----        ------        -------
                                                                      -----      ---------       -----        ------        -------

------------

(1) Net of collections on accounts previously written off.

                                 EXHIBIT INDEX

(c)    EXHIBITS                                                 INCORPORATION BY REFERENCE
                                                                -------------------------------------------------
    (3a)     Charter                                            Exhibit 4.1 to Registration Statement No.
                                                                33-35760 on Form S-8 dated July 6, 1990, Exhibit
                                                                4.2 to Registration Statement No. 33-37575 on
                                                                Form S-8 dated November 1, 1990 and Exhibit 3(a)
                                                                to Report on Form 10-K for Fiscal Year ended July
                                                                2, 1994.

    (3b)     Bylaws                                             Exhibit 3(b) to Report on Form 10-K for Fiscal
                                                                Year ended June 29, 1996

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

    (10)      1. 1979 Stock Option Plan, as amended             Exhibit 10 (1) to Report on Form 10-K for Fiscal
                                                                Year ended July 1, 1995

              2. 1981 Stock Option Plan, as amended             Exhibit 10 (11) to Report on Form 10-K for Fiscal
                                                                Year ended July 1, 1989

              3. 1988 Non-Qualified Stock Option Plan, as       Exhibit 10 (3) to Report on Form 10-K for Fiscal
                amended                                         Year ended July 1, 1995

              4. 1989 Incentive Stock Plan, as amended

              5. Supplemental Benefit Plan, as amended

              6. Accelerated Growth Incentive Plan Fiscal       Exhibit 10 (12) to Report on Form 10-K for Fiscal
                Years 1990-1994                                 Year ended June 30, 1990

              7. 1991 Non-Qualified Deferred Compensation Plan  Exhibit 10 (15) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended June 29, 1991

              8. 1992 Non-Qualified Deferred Compensation Plan  Exhibit 10 (15) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended June 27, 1992

              9. FY '93 Non-Qualified Deferred Compensation     Exhibit 10 (16) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended June 27, 1992

             10. 1993 Non-Qualified Deferred Compensation Plan  Exhibit 10 (19) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended July 3, 1993

             11. FY '94 Non-Qualified Deferred Compensation     Exhibit 10 (20) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended July 3, 1993

             12. 1994 Non-Qualified Deferred Compensation Plan  Exhibit 10 (14) to Report on Form 10-K for Fiscal
                (Base Salary)                                   Year ended July 2, 1994

             13. FY '95 Non-Qualified Deferred Compensation     Exhibit 10 (15) to Report on Form 10-K for Fiscal
                Plan (Annual Bonus)                             Year ended July 2, 1994

             14. Non-Qualified Deferred Compensation Plan
                (Annual Bonus)

             15. Performance-Based Annual Incentive Plan        Appendix A to Proxy Statement dated September 20,
                                                                1995

             16. 1995 Long-Term Incentive Stock Plan, as
                amended

             17. 1995 Non-Employee Director Stock Plan, as
                amended

    EXHIBITS                                                    INCORPORATION BY REFERENCE
                                                                -------------------------------------------------
             18. Non-Qualified Deferred Compensation Plan for   Exhibit 10 (18) to Report on Form 10-K for Fiscal
                Outside Directors                               Year ended June 29, 1996

             19. FY 1995-97 Long Term Performance Incentive     Exhibit 10 (19) to Report on Form 10-K for Fiscal
                Plan                                            Year ended June 29, 1996

             20. FY 1996-98 Long Term Performance Incentive     Exhibit 10 (20) to Report on Form 10-K for Fiscal
                Plan                                            Year ended June 29, 1996

             21. FY 1997-99 Long Term Performance Incentive     Exhibit 10 (21) to Report on Form 10-K for Fiscal
                Plan                                            Year ended June 29, 1996

             22. Non-Qualified Estate Builder Deferred          Exhibit 10 (17) to Report on Form 10-K for Fiscal
                Compensation Plan                               Year ended June 29, 1985

             23. Severance Policy for Corporate Officers, as
                amended

             24. Employment Agreement, dated
                January 1, 1996, between Sara Lee Corporation and Frank L. Meysman

             25. Employment Agreement, dated
                January 1, 1996, between Sara Lee/DE N.V. and
                Frank L. Meysman and attachments (translated from Dutch)

             26. Stockholder Rights Agreement                   Exhibit 4 to Report on Form 10-Q for the quarter
                                                                ended March 26, 1988

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

    (27)        Financial Data Schedules