Form 10-Q
period 1997-09-27
LEE SARA CORP
filed 1997-11-10
CIK 23666

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended   September 27, 1997
                             --------------------------------------------------

                                          OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

Commission file number                1-3344
                     ----------------------------------------------------------

                                 Sara Lee Corporation
           ---------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

      Maryland                                                 36-2089049
---------------------                                ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

        Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
--------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (312) 726-2600
           ---------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------    --------

     On September 27, 1997, the Registrant had 479,969,158 outstanding shares of common stock $1.33 1/3 par value, which is the Registrant's only class of common stock.

                           The document contains 17 pages.

                        SARA LEE CORPORATION AND SUBSIDIARIES

                                        INDEX

PART I -
     FINANCIAL STATEMENTS -
          Preface                                                          3

          Condensed Consolidated Balance Sheets -
               At September 27, 1997 and June 28, 1997                     4

          Consolidated Statements of Income -
               For the thirteen weeks ended September 27, 1997
               and September 28, 1996                                      5

          Consolidated Statements of Common Stockholders' Equity -
               For the period June 29, 1996 to September 27, 1997          6

          Consolidated Statements of Cash Flows -
               For the thirteen weeks ended September 27, 1997
               and September 28, 1996                                      7

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION                             8

PART II -

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                    11

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                           12

SIGNATURE                                                                 13

EXHIBIT 11   - Computation of Net Income Per Common Share                 14

EXHIBIT 12.1 - Computation of Ratio of Earnings to Fixed Charges          15

EXHIBIT 12.2 - Computation of Ratio of Earnings to Fixed Charges and
                           Preferred Stock Dividend Requirements          16

EXHIBIT 27   - Financial Data Schedule                                    17

                                        PART I

                        SARA LEE CORPORATION AND SUBSIDIARIES

                                       PREFACE

The consolidated financial statements for the thirteen weeks ended September 27, 1997 and September 28, 1996 and the balance sheet as of September 27, 1997 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 27, 1997 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen weeks ended September 27, 1997 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's Form 10-K for the year ended June 28, 1997.

                        SARA LEE CORPORATION AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 27, 1997 AND JUNE 28, 1997
                                     (IN MILLIONS)


                                                        Sept. 27,      June 28,
                                                           1997          1997
                                                       ----------     ---------
                    ASSETS

Cash and equivalents                                   $      173     $     272
Trade accounts receivable, less allowances                  2,014         1,841
Inventories:
                Finished goods                              1,834         1,803
                Work in process                               483           497
                Materials and supplies                        689           673
                                                       ----------     ---------
                                                            3,006         2,973
Other current assets                                          329           305
                                                       ----------     ---------

                Total current assets                        5,522         5,391

Trademarks and other assets                                   538           536
Property, net                                               3,093         3,079
Intangible assets                                           4,057         3,947
                                                       ----------     ---------
                                                       $   13,210     $  12,953
                                                       ----------     ---------
                                                       ----------     ---------

          LIABILITIES AND EQUITY

Notes payable                                          $    1,048     $     476
Accounts payable                                            1,459         1,703
Accrued liabilities                                         2,525         2,582
Current maturities of long-term debt                          178           255
                                                       ----------     ---------

                Total current liabilities                   5,210         5,016


Long-term debt                                              2,195         1,933
Deferred income taxes                                         445           416
Other liabilities                                             531           543
Minority interest in subsidiaries                             527           523
Auction preferred stock                                        --           200
ESOP convertible preferred stock                              309           314
Unearned deferred compensation                               (272)         (272)
Common stockholders' equity                                 4,265         4,280
                                                       ----------     ---------

                                                       $   13,210     $  12,953
                                                       ----------     ---------
                                                       ----------     ---------

                        SARA LEE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                         (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                         THIRTEEN  WEEKS ENDED
                                                       ------------------------
                                                        Sept. 27,     Sept. 28,
                                                           1997         1996
                                                       ----------    ----------
Net sales                                              $    4,893    $    4,886
                                                       ----------     ---------

Cost of sales                                               3,074         3,077
Selling, general and administrative expenses                1,454         1,463
Interest expense                                               48            54
Interest income                                                (9)          (11)
                                                       ----------    ----------
                                                            4,567         4,583
                                                       ----------    ----------


Income before income taxes                                    326           303
Income taxes                                                  101            97
                                                       ----------    ----------
Net income                                                    225           206

Preferred dividend requirements, net of tax                     4             7
                                                       ----------    ----------

Net income available for common stockholders           $      221    $      199
                                                       ----------    ----------
                                                       ----------    ----------


Net income per common share - primary                  $     0.46    $     0.41
                                                       ----------    ----------
                                                       ----------    ----------


       Average shares outstanding                             484           486
                                                       ----------    ----------
                                                       ----------    ----------


Net income per common share - fully diluted               $  0.44       $  0.40
                                                       ----------    ----------
                                                       ----------    ----------

       Average shares outstanding                             502           505
                                                       ----------    ----------
                                                       ----------    ----------

Cash dividends per common share                           $  0.21       $  0.19
                                                       ----------    ----------
                                                       ----------    ----------

                        SARA LEE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                  FOR THE PERIOD JUNE 29, 1996 TO SEPTEMBER 27, 1997
                         (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                                                             UNEARNED
                                                       COMMON         CAPITAL      RETAINED   TRANSLATION   RESTRICTED
                                          TOTAL        STOCK          SURPLUS      EARNINGS   ADJUSTMENTS     STOCK
                                         --------     --------        --------     --------   -----------   ----------
Balances at June 29, 1996                 $  4,320       $  646         $  141      $  3,783      $  (227)      $  (23)

Net income                                     206           --             --           206           --           --
Cash dividends -
   Common ($.19 per share)                     (92)          --             --           (92)          --           --
   Auction preferred
   ($997.00 per share)                          (3)          --             --            (3)          --           --
   ESOP convertible preferred
   ($1.36 per share)                            (6)          --             --            (6)          --           --
Stock issuances -
   Business acquisition                         13            1             12            --           --           --
   Stock option and benefit plans               18            1             17            --           --           --
   Restricted stock, less
   amortization of $6                            6           --              7            --           --           (1)
Reacquired shares                              (95)          (4)           (91)           --           --           --
Translation adjustments                        (16)          --             --            --          (16)          --
ESOP tax benefit                                 2           --             --             2           --           --
ESOP share redemption                            6            1              5            --           --           --
Other                                            1           --             --            --           --            1
                                          --------     --------       --------      --------     --------     --------
Balances at September 28, 1996               4,360          645             91         3,890         (243)         (23)

Net income                                     803           --             --           803           --           --
Cash dividends -
   Common ($.63 per share)                    (302)          --             --          (302)          --           --
   Auction preferred
   ($3,003.93 per share)                        (9)          --             --            (9)          --           --
   ESOP convertible preferred
   ($4.08 per share)                           (18)          --             --           (18)          --           --
Stock issuances -
   Business acquisitions                         5           --              5            --           --           --
   Stock option and benefit plans               75            5             70            --           --           --
   Restricted stock, less
   amortization of $13                          13           --              6            --           --            7
Reacquired shares                             (298)         (10)          (190)          (98)          --           --
Translation adjustments                       (375)          --             --            --         (375)          --
ESOP tax benefit                                 8           --             --             8           --           --
ESOP share redemption                            4           --              4            --           --           --
Other                                           14           --             14            --           --           --
                                          --------     --------       --------      --------     --------     --------
Balances at June 28, 1997                    4,280          640             --         4,274         (618)         (16)

Net income                                     225           --             --           225           --           --
Cash dividends -
   Common ($.21 per share)                    (101)          --             --          (101)          --           --
   Auction preferred ($458.00 per share)        (1)          --             --            (1)          --           --
   ESOP convertible preferred
   ($1.36 per share)                            (5)          --             --            (5)          --           --
Stock issuances -
   Stock option and benefit plans               21            2             19            --           --           --
   Restricted stock, less
   amortization of $8                            9           --             41            --           --          (32)
Reacquired shares                             (104)          (3)           (57)          (44)          --           --
Translation adjustments                        (58)          --             --            --          (58)          --
ESOP tax benefit                                 2           --             --             2           --           --
ESOP share redemption                            5           --              5            --           --           --
Other                                           (8)          --             (8)           --           --           --
                                          --------     --------       --------      --------     --------     --------
Balances at September 27, 1997            $  4,265       $  639          $  --      $  4,350      $  (676)      $  (48)
                                          --------     --------       --------      --------     --------     --------
                                          --------     --------       --------      --------     --------     --------

                        SARA LEE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                    (IN MILLIONS)


                                                                       THIRTEEN  WEEKS ENDED
                                                                     -------------------------

                                                                      Sept. 27,      Sept. 28,
                                                                        1997           1996
                                                                     ----------     ----------
OPERATING ACTIVITIES -
  Net income                                                         $      225     $      206
  Adjustments for non-cash charges included in net income:
     Depreciation                                                           119            121
     Amortization of intangibles                                             52             48
     Increase in deferred income taxes                                       27              5
     Other                                                                  (21)            (5)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                          (563)          (556)
                                                                     ----------     ----------

  Net cash used in operating activities                                    (161)          (181)
                                                                     ----------     ----------

INVESTING ACTIVITIES -
  Purchases of property and equipment                                       (91)          (107)
  Acquisitions of businesses                                               (207)          (520)
  Sales of property                                                           9             19
  Other                                                                      (5)             1
                                                                     ----------     ----------

  Net cash used in investing activities                                    (294)          (607)
                                                                     ----------     ----------

FINANCING ACTIVITIES -
  Issuances of common stock                                                  21             18
  Purchases of common stock                                                (104)           (95)
  Redemption of preferred stock                                            (200)           ---
  Borrowings of long-term debt                                              277             78
  Repayments of long-term debt                                              (99)           (28)
  Short-term borrowings, net                                                571            913
  Payments of dividends                                                    (107)          (101)
                                                                     ----------     ----------

  Net cash from financing activities                                        359            785
                                                                     ----------     ----------

Effect of changes in foreign exchange rates on cash                          (3)           - -
                                                                     ----------     ----------

Decrease in cash and equivalents                                            (99)            (3)

Cash and equivalents at beginning of year                                   272            243
                                                                     ----------     ----------

Cash and equivalents at end of quarter                               $      173     $      240
                                                                     ----------     ----------
                                                                     ----------     ----------


COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                            $  (209)       $  (218)
     (Increase) decrease in inventories                                     (90)             5
     (Increase) decrease in other current assets                            (27)            10
     (Decrease) in accounts payable                                        (218)          (336)
     (Decrease) in accrued liabilities                                      (19)           (17)
                                                                     ----------     ----------

Changes in current assets and liabilities                               $  (563)       $  (556)
                                                                     ----------     ----------
                                                                     ----------     ----------


                        SARA LEE CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                               AND FINANCIAL CONDITION


The following is a discussion of the results of operations for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 and a discussion of the changes in financial condition during the first three months of fiscal 1998.


RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER FISCAL 1998 TO FIRST QUARTER FISCAL 1997

Operating results by business segment in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 were as follows:

                                          THIRTEEN WEEKS ENDED
                                 ---------------------------------------
                                             (in millions)
                                       Sales          Operating Income
                                 ------------------- -------------------
                                 Sept. 27, Sept. 28, Sept. 27, Sept. 28,
                                   1997      1996      1997      1996
                                 --------- --------- --------- ---------
Packaged Meats and Bakery         $1,961    $1,888     $ 97      $ 95
Coffee & Grocery                     633       673      106       117
Household and Body Care              453       431       40        40
Personal Products                  1,851     1,898      150       152
                                   -----     -----      ---       ---
 Total sales and operating income  4,898     4,890      393       404
Intersegment sales                    (5)       (4)    ----      ----
Interest, net                       ----      ----      (39)      (43)
Unallocated corporate expense       ----      ----      (28)      (58)
                                  ------    ------     -----     -----
 Net sales and income before      $4,893    $4,886     $326      $303
  income taxes                    ------    ------     ----      ----
                                  ------    ------     ----      ----

Consolidated net sales increased 0.1% in the first quarter. Businesses acquired net of businesses sold subsequent to the start of the first quarter of last fiscal year increased net sales by approximately 2.3 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales by approximately 5.7 percentage points. Thus, on a comparable basis sales increased 3.5%. Operating income decreased 2.5% in the quarter. The strengthening of the U.S. dollar relative to other currencies reduced operating income by approximately 7.9 percentage points. Excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income decreased 1.6%. Net interest expense decreased by $4 million due in part to the effect of the strengthening of the U.S. dollar on foreign currency denominated interest expense. The decrease in unallocated corporate expense was primarily due to improved results from hedging foreign currency movements and the effect of the strengthening of the U.S. dollar on foreign currency denominated minority interest expense. Income before income taxes increased 7.6%.

The effective tax rate decreased from 32.0% to 31.0% of pre-tax income. This decrease is largely due to lower foreign taxes. Net income increased 9.2% while primary earnings per share increased 12.2%. Earnings per share increased at a rate in excess of net income because of lower preferred dividends and fewer shares outstanding during the period.

Net sales and operating income in the Packaged Meats and Bakery segment increased 3.9% and 2.4%, respectively. Excluding the impact of acquisitions and changes in foreign currency exchange rates, Packaged Meats and Bakery sales and operating income increased approximately 3.5% and 7.6%, respectively. Improved gross margins in the Packaged Meats and Foodservice businesses along with improved unit volumes were largely responsible for the increase in the segment's profitability. Excluding acquisitions, unit volumes for the worldwide Packaged Meats businesses rose 1% and Bakery volumes rose 7% during the quarter. Foodservice units rose 6% during the quarter.

Coffee and Grocery sales and operating income declined 6.0% and 9.4%, respectively. A stronger U.S. dollar relative to other currencies negatively impacted the translated results for sales and operating income by approximately 15.0 percentage points. Excluding the impact of acquisitions and changes in foreign currency exchange rates, Coffee and Grocery sales and operating income increased 8.0% and 6.2%, respectively. Unit volumes for roasted coffee, excluding acquisitions, were down 11%, reflecting higher green coffee costs and hoarding in earlier periods as consumers increased their purchases in anticipation of rising consumer coffee prices.

Net sales in the Household and Body Care segment increased 5.1% while operating income increased 1.3%. Operating results benefited from several key acquisitions in the Direct Selling area, including Nutri-Metics and HomCare and a focus on the core Household and Body Care product categories, which include shoe care, body care and insecticides. Reported sales and operating income for this line of business were negatively impacted by approximately 11.0 and 8.5 percentage points, respectively, as a result of the strengthening of the U.S. dollar in relation to foreign currencies.

Personal Products sales declined 2.5% while operating income declined 1.4%. The stronger U.S. dollar negatively impacted sales and operating income of this segment by approximately 4.0 percentage points. Profit improvements in the Worldwide Intimates and Knit Products businesses were offset by a continued decline in profitability for sheer hosiery. Unit volumes for worldwide legwear were flat, reflecting a 9% decline in sheer hoisery offset by a strong 28% increase for socks. Worldwide Knit Products sales volume increased 9% and Intimate Apparel unit volumes improved 2%.

FINANCIAL CONDITION

During the first three months of fiscal 1998, net cash used in operating activities was $161 million as compared to $181 million in the comparable period in fiscal 1997. The $20 million improvement in operating cash flows was primarily due to higher net income partially offset by additional working capital requirements.

Net cash expended for investing activities was $294 million in the first three months of fiscal 1998 as compared to $607 million in fiscal 1997. The decrease is primarily due to lower cash expenditures for business acquisitions and reduced capital spending.

During the first quarter of fiscal 1998, cash and equivalents decreased by $99 million to $173 million while net borrowings produced a cash inflow of $749 million. This cash was used to fund acquisitions, the payment of dividends and working capital requirements. During the first quarter, the Corporation redeemed $200 million of auction preferred stock at book value. In addition, 2.2 million shares of the Corporation's outstanding common stock were repurchased for $104 million.

RESTRUCTURING

As of the end of the first quarter of fiscal 1997, the Corporation had completed the plant closures and employee severance actions defined in the fiscal 1994 restructuring plan. Actions taken as part of the restructuring plan lowered operating costs by $57 million in the first three months of fiscal 1998; however, a significant portion of this benefit has been used for business building and profit improvement initiatives. The Corporation expects the restructuring plan to generate savings of approximately $250 million in the current year.

FORWARD LOOKING INFORMATION

On September 15, 1997, the Corporation announced that it is considering the adoption of a three-year strategic program which would result in the divestment of operating assets and further cost reduction programs. This program, if adopted, would result in an after-tax charge of approximately $1.6 billion.

The Corporation is targeting to raise $3 billion in cash over the next three years through these actions. Proceeds are expected to be used to acquire shares of its outstanding common stock.

The Corporation is also considering the divestiture of certain businesses with sales of less than $1 billion. No business unit is anticipated to be sold unless an economically attractive valuation is received.

                                       PART II

             ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The Registrant's 1997 Annual Meeting of Stockholders was held on October 30,1997, in Chicago, Illinois ("Annual Meeting").

(b) Not applicable.

(c) (i) A total of 415,373,005 votes (82.6% of all votes entitled to vote at the Annual Meeting) were represented by proxy or ballot at the Annual Meeting. The stockholders of the Registrant were requested to elect 18 directors as nominated by management. All nominees were elected as indicated by the following voting tabulation:

              NAME                              FOR               WITHHELD
              ----                              ---               --------


         Paul A. Allaire                   411,320,260           4,052,745
         Frans H.J.J. Andriessen           411,327,883           4,045,122
         John H. Bryan                     411,216,271           4,156,734
         Duane L. Burnham                  411,359,246           4,013,759
         Charles W. Coker                  411,368,001           4,005,004
         Willie D. Davis                   411,193,345           4,179,660
         Donald J. Franceschini            411,160,552           4,212,453
         Allen F. Jacobson                 410,820,541           4,552,464
         Vernon E. Jordan, Jr.             407,193,101           8,179,904
         James L. Ketelsen                 411,007,321           4,365,684
         Hans B. van Liemt                 411,018,887           4,354,118
         Joan D. Manley                    411,075,902           4,297,103
         C. Steven McMillan                411,152,466           4,220,539
         Frank L. Meysman                  411,374,580           3,998,425
         Newton N. Minow                   407,048,041           8,324,964
         Sir Arvi H. Parbo A.C.            410,910,961           4,462,044
         Rozanne L. Ridgway                411,182,050           4,190,955
         Richard L. Thomas                 409,661,111           5,711,894

   (ii) The stockholders were requested to ratify the appointment of Arthur Andersen LLP as the independent public accountants of the Corporation for its fiscal year 1998. The appointment of Arthur Andersen LLP was ratified by the stockholders, as 412,041,319 votes were cast for the proposal, 1,472,300 votes were cast against the proposal, and 1,859,386 votes abstained.

   (iii) The stockholders were requested to vote on a resolution asking management to take steps to accomplish a separation of the Corporation's tobacco business from all its non-tobacco businesses by January 1, 1998. The resolution was not adopted by the stockholders, as 34,180,811 votes were cast for the proposal, 303,453,123 votes were cast against the proposal, 16,000,354 votes abstained and there were 61,738,717 broker non-votes.

(d)       Not applicable.

                      ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                       PAGE NUMBER OR
     EXHIBIT                                        INCORPORATED HEREIN
     NUMBER              DESCRIPTION                  BY REFERENCE TO
     -------             -----------                -------------------


       11           Computation of Net Income
                    Per Common Share                         14

       12.1         Computation of Ratio of
                    Earnings to Fixed Charges                15

       12.2         Computation of Ratio of
                    Earnings to Fixed Charges
                    and Preferred Stock Dividend
                    Requirements                             16

       27           Financial Data Schedule                  17

(b)  Reports on Form 8-K

     A Form 8-K was filed by the Corporation on September 15, 1997. It reported the issuance of a press release announcing that the Corporation is considering the adoption of a three-year strategic program which would result in the divestment of operating assets and further cost reduction programs. This program, if adopted, would result in an after-tax charge of approximately $1.6 billion.

     The Corporation is targeting to raise $3 billion in cash over the next three years through these actions. Proceeds are expected to be used to acquire shares of the Corporation's outstanding common stock.

                                  S I G N A T U R E

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SARA LEE CORPORATION

                                            (Registrant)





                                      By: /s/ Wayne R. Szypulski
                                         --------------------------------------
                                             Wayne R. Szypulski
                                             Vice President and Controller


DATE:  November 10, 1997