Form 10-Q
period 1997-12-27
LEE SARA CORP
filed 1998-02-10
CIK 23666

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended              December 27, 1997
                              --------------------------------------------
                                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission file number                   1-3344
                      ----------------------------------------------------
                                 Sara Lee Corporation
            ------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Maryland                                    36-2089049
   ----------------------                          ------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

     Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
-------------------------------------------------------------------------------
                      (Address of principal executive offices)
                                     (Zip Code)

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

Yes       X         No
   -------------       -----------

     On December 27, 1997, the Registrant had 473,169,571 outstanding shares of common stock $1.33 1/3 par value, which is the Registrant's only class of common stock.

                          The document contains 48 pages.

                         SARA LEE CORPORATION AND SUBSIDIARIES

                                          INDEX
                                          -----

PART I -

     FINANCIAL STATEMENTS -
          Preface                                                       3

          Condensed Consolidated Balance Sheets -
               At December 27, 1997 and June 28, 1997                   4

          Consolidated Statements of Income -
               For the thirteen and twenty-six weeks ended
               December 27, 1997 and December 28, 1996                  5

          Consolidated Statements of Common Stockholders' Equity -
               For the period June 29, 1996 to December 27, 1997        6

          Consolidated Statements of Cash Flows -
               For the twenty-six weeks ended December 27, 1997
               and December 28, 1996                                    7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         8

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION                            9

PART II -

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                        15

SIGNATURE                                                              16

EXHIBIT 10.1   -  Retirement Agreement, dated November 17, 1997,
                  between Sara Lee Corporation and Donald J.
                  Franceschini                                         17

EXHIBIT 10.2   -  Consulting Agreement, dated November 17, 1997,
                  between Sara Lee Corporation and Donald J.
                  Franceschini                                         27

EXHIBIT 10.3   -  FY 1998-2000 Long-Term Performance Incentive Plan    33

EXHIBIT 10.4   -  First Amendment of Supplemental Benefit Plan         41

EXHIBIT 11     -  Computation of Net Income Per Common Share           44

EXHIBIT 12.1   -  Computation of Ratio of Earnings to Fixed Charges    46

EXHIBIT 12.2   -  Computation of Ratio of Earnings to Fixed Charges
                  and Preferred Stock Dividend Requirements            47

EXHIBIT 27     -  Financial Data Schedule                              48

                                    PART I

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     -------------------------------------
                                    PREFACE

The consolidated financial statements for the thirteen and twenty-six weeks ended December 27, 1997 and December 28, 1996 and the balance sheet as of December 27, 1997 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 27, 1997 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and twenty-six weeks ended December 27, 1997 are not necessarily indicative of the operating results for the full fiscal year.

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

                      SARA LEE CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 27, 1997 AND JUNE 28, 1997
                                  (IN MILLIONS)


                                                          Dec. 27,      June 28,
                                                            1997          1997
                                                         ----------   ----------
                  ASSETS

Cash and equivalents                                        $  237       $  272
Trade accounts receivable, less allowances                   1,925        1,841
Inventories:
     Finished goods                                          1,830        1,803
     Work in process                                           438          497
     Materials and supplies                                    573          673
                                                         ---------    ---------
                                                             2,841        2,973
Other current assets                                           300          305
                                                         ---------    ---------
     Total current assets                                    5,303        5,391


Trademarks and other assets                                    520          536
Property, net                                                2,151        3,079
Intangible assets                                            3,179        3,947
                                                         ---------    ---------
                                                         $  11,153    $  12,953
                                                         ---------    ---------
                                                         ---------    ---------
                  LIABILITIES AND EQUITY

Notes payable                                               $  801       $  476
Accounts payable                                             1,610        1,703
Accrued liabilities                                          2,893        2,582
Current maturities of long-term debt                           340          255
                                                         ---------    ---------
     Total current liabilities                               5,644        5,016


Long-term debt                                               2,020        1,933
Deferred income taxes                                           41          416
Other liabilities                                              507          543
Minority interest in subsidiaries                              524          523
Auction preferred stock                                        --           200
ESOP convertible preferred stock                               309          314
Unearned deferred compensation                                (265)        (272)
Common stockholders' equity                                  2,373        4,280
                                                         ---------    ---------
                                                         $  11,153    $  12,953
                                                         ---------    ---------
                                                         ---------    ---------

See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
                     DECEMBER 27, 1997 AND DECEMBER 28, 1996
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                THIRTEEN  WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                               -----------------------          ------------------------
                                                 Dec. 27,    Dec. 28,              Dec. 27,    Dec. 28,
                                                   1997        1996                  1997       1996
                                               -----------  ----------           -----------  ----------
Net sales                                        $  5,279    $  5,269             $  10,172   $  10,155
                                               -----------  ----------           -----------  ----------
Cost of sales                                       3,259       3,249                 6,333       6,326
Selling, general and administrative expenses        1,474       1,509                 2,928       2,972
Interest expense                                       61          54                   109         108
Interest income                                       (17)        (10)                  (26)        (21)
Restructuring charge                                2,040          --                 2,040          --
                                               -----------  ----------           -----------  ----------
                                                    6,817       4,802                11,384       9,385
                                               -----------  ----------           -----------  ----------

Income (loss) before income taxes                  (1,538)        467                (1,212)        770
Income tax (expense) benefit                          260        (150)                  159        (247)
                                               -----------  ----------           -----------  ----------
Net income (loss)                                  (1,278)        317                (1,053)        523
Preferred dividend requirements - net of tax            4           6                     8          13
                                               -----------  ----------           -----------  ----------
Net income (loss) applicable to common
  stockholders                                   $ (1,282)   $    311             $  (1,061)   $    510
                                               -----------  ----------           -----------  ----------
                                               -----------  ----------           -----------  ----------
Net income (loss) per common share - basic       $  (2.71)   $   0.65             $   (2.24)   $   1.06
                                               -----------  ----------           -----------  ----------
                                               -----------  ----------           -----------  ----------
     Average shares outstanding                       473         480                   475         481
                                               -----------  ----------           -----------  ----------
                                               -----------  ----------           -----------  ----------
Net income (loss) per common share - diluted     $  (2.71)   $   0.62             $   (2.24)   $   1.02
                                               -----------  ----------           -----------  ----------
                                               -----------  ----------           -----------  ----------
     Average shares outstanding                       473         503                   475         504
                                               -----------  ----------           -----------  ----------
                                               -----------  ----------           -----------  ----------
Cash dividends per common share                  $   0.23    $   0.21             $    0.44    $   0.40
                                               -----------  ----------           -----------  ----------
                                               -----------  ----------           -----------  ----------


See accompanying Notes to Consolidated Financial Statements.

                       SARA LEE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                 FOR THE PERIOD JUNE 29, 1996 TO DECEMBER 27, 1997
                        (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                                   UNEARNED
                                                COMMON     CAPITAL     RETAINED     TRANSLATION    RESTRICTED
                                       TOTAL     STOCK     SURPLUS     EARNINGS     ADJUSTMENTS      STOCK
                                     --------  --------  ----------  -----------  --------------  ------------
Balances at June 29, 1996            $  4,320    $  646      $  141     $  3,783        $  (227)       $  (23)

Net income                                523       --         --            523            --            --
Cash dividends -
     Common ($.40 per share)             (193)      --         --           (193)           --            --
     Auction preferred
     ($1,991.67 per share)                 (6)      --         --             (6)           --            --
     ESOP convertible preferred
     ($2.72 per share)                    (12)      --         --            (12)           --            --
Stock issuances -
     Business acquisition                  18         1          17          --             --            --
     Stock option and benefit plans        42         3          39          --             --            --
     Restricted stock, less
     amortization of $12                   12       --            9          --             --              3
Reacquired shares                        (258)       (9)       (214)         (35)           --            --
Translation adjustments                   (56)      --         --            --             (56)          --
ESOP tax benefit                            5       --         --              5            --            --
ESOP share redemption                       6       --            6          --             --            --
Other                                       3       --            2          --             --              1
                                     --------    ------      ------      -------        -------        ------
Balances at December 28, 1996           4,404       641        --          4,065           (283)          (19)

Net income                                486       --         --            486            --            --
Cash dividends -
     Common ($.42 per share)             (201)      --         --           (201)           --            --
     Auction preferred
     ($2,009.26 per share)                 (6)      --         --             (6)           --            --
     ESOP convertible preferred
     ($2.72 per share)                    (12)      --         --            (12)           --            --
Stock issuances -
     Stock option and benefit plans        51         3          48          --             --            --
     Restricted stock, less
     amortization of $7                     7       --            4          --             --              3
Reacquired shares                        (135)       (5)        (67)         (63)           --            --
Translation adjustments                  (335)      --         --            --            (335)          --
ESOP tax benefit                            5       --         --              5            --            --
ESOP share redemption                       4         1           3          --             --            --
Other                                      12       --           12          --             --            --
                                     --------    ------      ------      -------        -------        ------
Balances at June 28, 1997               4,280       640        --          4,274           (618)          (16)

Net loss                               (1,053)      --         --         (1,053)           --            --
Cash dividends -
     Common ($.44 per share)             (209)      --         --           (209)           --            --
     Auction preferred ($458.00 per
       share)                              (1)      --         --             (1)           --            --
     ESOP convertible preferred
     ($2.72 per share)                    (12)      --         --            (12)           --            --
Stock issuances -
     Stock option and benefit plans        40         4          36          --             --            --
     Restricted stock, less
     amortization of $22                   23         1          81          --             --            (59)
Reacquired shares                        (567)      (15)       (116)        (436)           --            --
Translation adjustments                  (133)      --         --            --            (133)          --
ESOP tax benefit                            5       --         --              5            --            --
ESOP share redemption                       5       --            5          --             --            --
Other                                      (5)        1          (6)         --             --            --
                                     --------    ------      ------      -------        -------        ------
Balances at December 27, 1997        $  2,373    $  631     $  --       $  2,568         $ (751)       $  (75)
                                     --------    ------      ------      -------        -------        ------
                                     --------    ------      ------      -------        -------        ------


See accompanying Notes to Consolidated Financial Statements.
                                                                        Page 6

                    SARA LEE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996
                                (IN MILLIONS)


                                                                 TWENTY-SIX WEEKS ENDED
                                                                -------------------------
                                                                   Dec. 27,    Dec. 28,
                                                                     1997        1996
                                                                ------------  -----------
OPERATING ACTIVITIES -
  Net income (loss)                                                $(1,053)       $  523
  Adjustments for non-cash charges included in net income (loss):
     Depreciation                                                      214           246
     Amortization of intangibles                                        95            95
     (Decrease) increase in deferred income taxes                     (375)            6
     Restructuring charge                                            2,040             -
     Other                                                             (11)           (6)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                     (468)         (381)
                                                                   -------       -------
  Net cash from operating activities                                   442           483
                                                                   -------       -------
INVESTING ACTIVITIES -
  Purchases of property and equipment                                 (204)         (233)
  Acquisitions of businesses and investments                          (285)         (540)
  Dispositions of businesses and investments                           439           114
  Sales of assets                                                       26            32
  Other                                                                  1            10
                                                                   -------       -------
  Net cash used in investing activities                                (23)         (617)
                                                                   -------       -------
FINANCING ACTIVITIES -
  Issuances of common stock                                             40            42
  Purchases of common stock                                           (567)         (258)
  Redemption of preferred stock                                       (200)           --
  Borrowings of long-term debt                                         294           155
  Repayments of long-term debt                                        (123)         (146)
  Short-term borrowings, net                                           330           588
  Payments of dividends                                               (222)         (211)
                                                                   -------       -------
  Net cash (used in) from financing activities                        (448)          170
                                                                   -------       -------
Effect of changes in foreign exchange rates on cash                     (6)           (3)
                                                                   -------       -------
(Decrease)increase in cash and equivalents                             (35)           33

Cash and equivalents at beginning of year                              272           243
                                                                   -------       -------
Cash and equivalents at end of quarter                              $  237        $  276
                                                                   -------       -------
                                                                   -------       -------

COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                        $ (106)       $ (115)
     Decrease in inventories                                            21           180
     Decrease in other current assets                                    2            45
     (Decrease) in accounts payable                                   (376)         (452)
     (Decrease) in accrued liabilities                                  (9)          (39)
                                                                   -------       -------
Changes in current assets and liabilities                           $ (468)       $ (381)
                                                                   -------       -------
                                                                   -------       -------

See accompanying Notes to Consolidated Financial Statements.

                    SARA LEE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) became effective for the Corporation in the quarter ended December 27, 1997. The adoption of SFAS 128 has resulted in the replacement of the presentation of primary Earnings Per Share (EPS) with a presentation of basic EPS. The presentation of fully diluted
     EPS has been replaced with the presentation of diluted EPS.

     Basic EPS excludes dilution and is computed by dividing income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Diluted EPS is computed similarly to the fully diluted EPS measurement previously disclosed by the Corporation. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in Exhibit 11 of this document.

     All prior period EPS presentations have been restated to comply with SFAS 128.

2. In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 divides comprehensive income into net income and other comprehensive income. The measurement and presentation of net income will not change. Other comprehensive income will present certain changes in the equity of the Corporation which are currently recognized and separately presented in the Consolidated Statements of Common Stockholders' Equity. The most significant of these items is the change in the Translation Adjustments account.

     The Corporation will be required to adopt SFAS 130 beginning in fiscal
     1999.

3. In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) was issued. This statement establishes new standards for the way companies report information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for the Corporation beginning in fiscal 1999; however, early adoption is permitted. The Corporation currently discloses segment information in interim financial reports and is currently evaluating the other reporting requirements of the statement.

                    SARA LEE CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


The following is a discussion of the results of operations for the second quarter and first six months of fiscal 1998 compared to comparable periods of fiscal 1997 and a discussion of the changes in financial condition during the first six months of fiscal 1998.


RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER FISCAL 1998 TO SECOND QUARTER FISCAL 1997

Operating results by business segment in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 were as follows:


                                                     THIRTEEN WEEKS ENDED
                                           ----------------------------------------
                                                         (in millions)
                                                 Sales            Operating Income
                                           ------------------    ------------------
                                           Dec. 27,  Dec. 28,    Dec. 27,  Dec. 28,
                                             1997      1996        1997      1996
                                           --------  --------    --------  --------
Packaged Meats and Bakery                    $2,062    $2,036     $   (46)   $  149
Coffee and Grocery                              764       731          44       123
Household and Body Care                         509       440        (120)       54
Personal Products                             1,952     2,067      (1,344)      236
                                            -------   -------     -------    ------
 Total sales and operating income (loss)      5,287     5,274      (1,466)      562
Intersegment sales                               (8)       (5)         --        --
Interest, net                                    --        --         (44)      (44)
Unallocated corporate expense                    --        --         (28)      (51)
                                            -------   -------     -------    ------
   Net sales and income (loss)
      before income taxes                    $5,279    $5,269     $(1,538)     $467
                                            -------   -------     -------    ------
                                            -------   -------     -------    ------


Consolidated net sales increased 0.2% in the second quarter of fiscal 1998. Businesses acquired net of businesses sold subsequent to the start of the second quarter of last fiscal year increased net sales by approximately 0.3 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales by approximately 5.4 percentage points. Thus, on a comparable basis, sales increased 5.3%.

In the second quarter of fiscal 1998, the Corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities - 86 facilities are owned and 30 are leased. This restructuring provision reduced income before income taxes, net income and basic earnings per share in the second quarter of fiscal 1998 by $2,040 million, $1,625 million and $3.44 per share, respectively. The fiscal 1998 operating income includes charges for restructuring as follows: Personal Products -$1,574 million; Packaged Meats and Bakery - $210 million; Household and Body Care - $185 million; and Coffee and Grocery - $71 million.

Of the total pretax charge for restructuring, $899 million relates to anticipated losses associated with the disposal of land, buildings and improvements, and machinery and equipment; $830 million relates to the impairment of intangible assets directly related to the facilities and businesses being disposed; $219 million relates to recognition of pension and social costs associated with the plant disposals; $47 million relates to anticipated expenditures to close and dispose of idled facilities; and $45 million relates to anticipated losses on the disposal of certain equity and cost method investments. During the second quarter of fiscal 1998, the 11 most significant facilities contemplated in the restructuring plan were sold for a realized loss of $344 million. The 4,480 individuals at these locations became employees of the company purchasing this business. A reconciliation of the restructuring reserves through December 27, 1997 is presented on page 14 of this document.

Quarterly operating costs in fiscal 1998 will be reduced by $27 million primarily as a result of lower plant overhead and goodwill amortization related to the restructuring charge. The Corporation expects the restructuring to generate increasing savings in subsequent periods, growing to an annual savings of approximately $200 million in the year 2001. Savings from the planned actions will be used both for business building and profit improvement initiatives.

Restructuring actions are expected to be completed by 2000, and the Corporation expects to fund the costs of the plan from internal sources and available borrowing capacity. Of the $1,625 million charge, 11% is cash related and 89% is non-cash.

Operating income, excluding the restructuring charge, increased $12 million or 2.2% in the quarter. The strengthening of the U.S. dollar relative to other currencies reduced operating income by approximately 6.7 percentage points. Excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 8%. Net interest expense of $44 million was equivalent to that recognized in the same quarter last year. The decrease in unallocated corporate expense was due to improved results from hedging foreign currency movements and the effect of the strengthening of the U.S. dollar on foreign currency denominated minority interest expense. Excluding the restructuring charge, income before income taxes increased 7.6%.

The loss before income taxes recognized in the second quarter of fiscal 1998 was $1,538 million. The effective tax rate on this loss was 16.9% largely as a result of the write-off of non-deductible intangible assets. Excluding the restructuring charge, the effective tax rate decreased from 32.0% to 31.0% of pretax income. This decrease is largely due to lower foreign taxes. Excluding the restructuring charge, net income increased 9.1% while basic earnings per share increased 12.3%. Earnings per share increased at a rate in excess of net income because of lower preferred dividends and fewer shares outstanding during the period. Including the restructuring charge, the Corporation recognized a net loss of $1,278 million or $2.71 per share.

The following comments regarding business segment performance exclude the impact of the restructuring charge noted above.

Net sales and operating income in the Packaged Meats and Bakery segment increased 1.3% and 10.9%, respectively. Excluding the impact of acquisitions and changes in foreign currency exchange rates, sales and operating income for this segment increased approximately 1% and 12%, respectively. Base business growth and improved gross margins aided the improvements in profitability in U.S. Meats and North American Bakery operations. Excluding acquisitions, unit volumes for worldwide Packaged Meats were flat, Bakery volumes fell 8% and Foodservice units rose 7% during the quarter.

Coffee and Grocery sales increased 4.5% in the quarter while operating income declined 6.4%. A stronger U.S. dollar relative to other currencies negatively impacted the translated results for sales and operating income by approximately 13 percentage points. Excluding the impact of acquisitions and changes in foreign currency exchange rates, Coffee and Grocery sales and operating income increased 17% and 8%, respectively. Unit volumes for roasted coffee were down 2% for the quarter due to higher coffee prices.

Net sales and operating income in the Household and Body Care segment increased 15.7% and 19.7%, respectively. Results benefited from acquisitions and base business gains in several Household and Body Care product categories, with particular strength in key European markets. The Direct Selling division of this segment was also favorably affected by the recent acquisitions of Nutri-Metics and HomCare Japan. Excluding the effects of acquisitions and the impact of changes in foreign currency exchange rates, sales and operating income increased 12% and 24%, respectively.

Personal Products sales and operating income declined 5.6% and 2.7%, respectively. The stronger U.S. dollar negatively impacted sales and operating income of this segment by approximately 3.0 percentage points. Excluding acquisitions, dispositions and the impact of changes in foreign currency exchange rates, sales and operating income increased 4% and 2%, respectively. Profit improvements in worldwide Knit Products were offset by a decline in profitability for sheer hosiery and accessories. Worldwide Knit Products and Intimate Apparel unit volume increased 11% while worldwide Legwear unit volumes declined 4%.

COMPARISON OF FIRST SIX MONTHS OF FISCAL 1998 TO FIRST SIX MONTHS OF FISCAL 1997

Operating results by business segment for the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 were as follows:


                                                  TWENTY-SIX WEEKS ENDED
                                           ---------------------------------------
                                                       (in millions)
                                                  Sales          Operating Income
                                           ------------------   ------------------
                                           Dec. 27,  Dec. 28,   Dec. 27,  Dec. 28,
                                             1997      1996       1997      1996
                                           --------  --------   --------  --------
Packaged Meats and Bakery                   $ 4,023   $ 3,924    $    51    $  243
Coffee and Grocery                            1,398     1,405        149       240
Household and Body Care                         962       871        (79)       94
Personal Products                             3,802     3,965     (1,194)      388
                                            -------   -------    -------    ------
   Total sales and operating income (loss)   10,185    10,165     (1,073)      965
Intersegment sales                              (13)      (10)        --        --
Interest, net                                    --        --        (83)      (87)
Unallocated corporate expense                    --        --        (56)     (108)
                                            -------   -------    -------    ------
   Net sales and income (loss)
      before income taxes                   $10,172   $10,155    $(1,212)   $  770
                                            -------   -------    -------    ------
                                            -------   -------    -------    ------


Consolidated net sales increased 0.2% for the first six months of fiscal 1998. Businesses acquired net of businesses sold subsequent to the start of fiscal 1997 increased net sales by approximately 1.4 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales by approximately 5.5 percentage points. Thus, on a comparable basis, sales increased 4.3%.

As noted previously, the Corporation provided for the cost of restructuring its worldwide operations in the second quarter of fiscal 1998. This restructuring provision reduced income before taxes, net income and basic earnings per share for the six months ended December 27, 1997, by $2,040 million, $1,625 million and $3.43 per share, respectively.

Operating income, excluding the restructuring charge, increased $2 million or 0.3% for the first six months of fiscal 1998. The strengthening of the U.S. dollar relative to other currencies reduced operating income by approximately
7.2 percentage points. Excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 4%. Net interest expense decreased by $4 million due in part to the effect of the strengthening of the U.S. dollar on foreign currency denominated interest expense. The decrease in unallocated corporate expense was due to improved results from hedging foreign currency movements and the effect of the strengthening of the U.S. dollar on foreign currency denominated minority interest expense. Excluding the restructuring charge, income before income taxes increased 7.6%.

The loss before income taxes recognized in the first six months of fiscal 1998 was $1,212 million. The effective tax rate on this loss was 13.1% largely as a result of the write-off of non-deductible intangible assets. Excluding the restructuring charge, the effective tax rate decreased from 32.0% to 31.0% of pretax income. This decrease is largely due to lower foreign taxes. Excluding the restructuring charge, net income increased 9.2% while basic earnings per share increased 12.3%. Earnings per share, excluding the restructuring charge, increased at a rate in excess of net income because of lower preferred dividends and fewer shares outstanding during the period. Including the restructuring charge, the Corporation recognized a net loss of $1,053 million or $2.24 per share.

The following comments regarding business segment performance exclude the impact of the restructuring charge noted above.

Net sales and operating income in the Packaged Meats and Bakery segment increased 2.5% and 7.6%, respectively. Excluding the impact of acquisitions and changes in foreign currency exchange rates, sales and operating income for this segment increased approximately 2% and 10%, respectively. Base business growth and improved gross margins aided the improvements in profitability in U.S. Meats and North American Bakery operations. Excluding acquisitions, unit volumes for worldwide Packaged Meats were flat, Bakery volumes fell 1% and Foodservice units rose 6%.

Coffee and Grocery sales and operating income declined 0.5% and 7.8%, respectively. A stronger U.S. dollar relative to other currencies negatively impacted the translated results for sales and operating income by approximately 14 percentage points. Excluding the impact of acquisitions and changes in foreign currency exchange rates, Coffee and Grocery sales and operating income increased 13% and 7%, respectively. Unit volumes for roasted coffee were down 6% for the first six months of fiscal 1998 due to higher coffee prices.

Net sales and operating income in the Household and Body Care segment increased 10.5% and 11.9%, respectively. Results benefited from acquisitions and base business gains in several Household and Body Care product categories, with particular strength in key European markets. The Direct Selling division of this segment was also favorably affected by the recent acquisitions of Nutri-Metics and HomCare Japan. Excluding the effects of acquisitions and the impact of changes in foreign currency exchange rates, sales and operating income increased 10% and 13%, respectively.

Personal Products sales and operating income declined 4.1% and 2.2%, respectively. The stronger U.S. dollar negatively impacted sales and operating income of this segment by approximately 4 percentage points. Excluding acquisitions, dispositions and the impact of changes in foreign currency exchange rates, sales increased 2% while operating income declined 3%.
Profit improvements in worldwide Knit Products, Intimate Apparel and socks were offset by weakness in sheer hosiery and accessories. Unit volumes for worldwide Knit Products and Intimate Apparel increased 9% and 7%, respectively, while worldwide Legwear unit volumes declined 2%.

FINANCIAL CONDITION

During the first six months of fiscal 1998, net cash from operating activities was $442 million as compared to $483 million in the comparable period of fiscal 1997. Higher working capital requirements were largely responsible for the decline in operating cash flow.

Net cash expended for investing activities was $23 million in the first six months of fiscal 1998 as compared to $617 million in the previous year. The decrease in net expenditures is primarily due to the cash received upon the disposition of businesses and lower expenditures for acquisitions of businesses and investments in fiscal 1998.

During the first six months of fiscal 1998, cash and equivalents decreased by $35 million to $237 million while borrowings produced a cash inflow of $501 million. During fiscal 1998, the Corporation redeemed $200 million of auction preferred stock at book value. In addition, 11.1 million shares of the Corporation's outstanding common stock were repurchased for $567 million.

                    SARA LEE CORPORATION AND SUBSIDIARIES
                   RECONCILIATION OF RESTRUCTURING RESERVES
                            AS OF DECEMBER 27, 1997
                                  (in millions)


                                                           WRITEDOWN
                                                          OF PROPERTY     RECOGNITION OF
                                                         AND INVESTMENTS    CURTAILMENT                              RESTRUCTURING
                                             ORIGINAL        TO NET       LOSS AND SPECIAL               FOREIGN        RESERVES
                                          RESTRUCTURING    REALIZABLE       TERMINATION        CASH     EXCHANGE         AS OF
                                             RESERVES        VALUE           BENEFITS        PAYMENTS    IMPACTS   DECEMBER 27, 1997
                                          -------------  ---------------  ----------------  ----------  ---------  -----------------
Anticipated losses associated with
     disposal of land, buildings and
     improvements, and machinery and
     equipment                                  $   899        $    (899)         $     --    $    --     $    --           $    --

Impairment of intangible assets                     830             (830)               --         --          --                --

Pension and social costs                            219               --               (39)        --          --               180

Anticipated expenditures to close and
     dispose of idled facilities - includes
     non-cancelable lease obligations                47               --                --         (3)         --                44

Anticipated loss associated with the disposal
     of equity and cost method investments           45              (45)               --         --          --                --
                                               --------        ---------          --------    -------     -------           -------
                                                  2,040           (1,774)              (39)        (3)         --               224
Foreign exchange impacts                             --               --                --         --          (4)               (4)
                                               --------        ---------          --------    -------     -------           -------
     Total restructuring reserves              $  2,040        $  (1,774)         $    (39)   $    (3)    $    (4)          $   220
                                               --------        ---------          --------    -------     -------           -------
                                               --------        ---------          --------    -------     -------           -------

                                     PART II

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                    PAGE NUMBER OR
   EXHIBIT                                        INCORPORATED HEREIN
   NUMBER                    DESCRIPTION            BY REFERENCE TO
   -------     --------------------------------   -------------------
     10.1      Retirement Agreement, dated
               November 17, 1997, between
               Sara Lee Corporation and Donald J.
               Franceschini                                17

     10.2      Consulting Agreement, dated
               November 17, 1997, between
               Sara Lee Corporation and Donald J.
               Franceschini                                27

     10.3      FY 1998-2000 Long-Term Performance
               Incentive Plan                              33

     10.4      First Amendment of Supplemental
               Benefit Plan                                41

     11        Computation of Net Income Per
               Common Share                                44

     12.1      Computation of Ratio of Earnings to
               Fixed Charges                               46

     12.2      Computation of Ratio of Earnings to
               Fixed Charges and Preferred Stock
               Dividend Requirements                       47

     27        Financial Data Schedule                     48


(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

                              S I G N A T U R E
                              -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SARA LEE CORPORATION
                                            --------------------
                                              (Registrant)



                                   By: /s/ Wayne R. Szypulski
                                      --------------------------
                                        Wayne R. Szypulski
                                        Vice President and Controller


DATE:  February 10, 1998