Form 10-Q
period 1998-03-28
LEE SARA CORP
filed 1998-05-12
CIK 23666

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 28, 1998
                               -----------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3344
                      --------------------------------------------------------

                              Sara Lee Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                       36-2089049
 ------------------------------                         --------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

 Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
 -----------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (312) 726-2600
 -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----           -----

     On March 28, 1998, the Registrant had 467,083,691 outstanding shares of common stock $1.33 1/3 par value, which is the Registrant's only class of common stock.

                        The document contains 21 pages.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I -

     FINANCIAL STATEMENTS -
          Preface                                                    3

          Condensed Consolidated Balance Sheets -
               At March 28, 1998 and June 28, 1997                   4

          Consolidated Statements of Income -
               For the thirteen and thirty-nine weeks ended
               March 28, 1998 and March 29, 1997                     5

          Consolidated Statements of Common Stockholders' Equity -
               For the period June 29, 1996 to March 28, 1998        6

          Consolidated Statements of Cash Flows -
               For the thirty-nine weeks ended March 28, 1998
               and March 29, 1997                                    7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      8

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION                         9

PART II -

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                     15

SIGNATURE                                                           16

EXHIBIT 11     - Computation of Net Income Per Common Share         17

EXHIBIT 12.1   - Computation of Ratio of Earnings to Fixed Charges  19

EXHIBIT 12.2   - Computation of Ratio of Earnings to Fixed Charges
                    and Preferred Stock Dividend Requirements       20

EXHIBIT 27     - Financial Data Schedule                            21

                                    PART I

                     SARA LEE CORPORATION AND SUBSIDIARIES

                                    PREFACE

The consolidated financial statements for the thirteen and thirty-nine weeks ended March 28, 1998 and March 29, 1997 and the balance sheet as of March 28, 1998 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 28, 1998 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and thirty-nine weeks ended March 28, 1998 are not necessarily indicative of the operating results for the full fiscal year.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 28, 1998 AND JUNE 28, 1997
                                 (IN MILLIONS)

                                                          MAR. 28,       JUNE 28,
                                                            1998           1997
                                                          -------        -------

                   ASSETS

Cash and equivalents                                      $   173        $   272
Trade accounts receivable, less allowances                  1,843          1,841
Inventories:
   Finished goods                                           1,915          1,803
   Work in process                                            446            497
   Materials and supplies                                     602            673
                                                          -------        -------
                                                            2,963          2,973
Other current assets                                          306            305
                                                          -------        -------
   Total current assets                                     5,285          5,391

Trademarks and other assets                                   537            536
Property, net                                               2,137          3,079
Intangible assets                                           3,208          3,947
                                                          -------        -------
                                                          $11,167        $12,953
                                                          -------        -------
                                                          -------        -------

            LIABILITIES AND EQUITY

Notes payable                                             $ 1,075        $   476
Accounts payable                                            1,595          1,703
Accrued liabilities                                         2,893          2,582
Current maturities of long-term debt                          345            255
                                                          -------        -------
   Total current liabilities                                5,908          5,016

Long-term debt                                              2,080          1,933
Deferred income taxes                                          40            416
Other liabilities                                             519            543
Minority interest in subsidiaries                             568            523
Auction preferred stock                                        --            200
ESOP convertible preferred stock                              309            314
Unearned deferred compensation                               (265)          (272)
Common stockholders' equity                                 2,008          4,280
                                                          -------        -------
                                                          $11,167        $12,953
                                                          -------        -------
                                                          -------        -------

           See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 28, 1998 AND MARCH 29, 1997
                     (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                          THIRTEEN  WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                         -----------------------      ------------------------
                                                          MAR. 28,      MAR. 29,       MAR. 28,       MAR. 29,
                                                            1998          1997           1998           1997
                                                          --------      --------       --------       --------

Net sales                                                $  4,736       $  4,649      $  14,908      $  14,804
                                                         --------       --------      ---------      ---------
Cost of sales                                               2,904          2,892          9,237          9,218
Selling, general and administrative expenses                1,459          1,416          4,387          4,388
Interest expense                                               55             48            164            156
Interest income                                               (11)            (9)           (37)           (30)
Restructuring charge                                           --             --          2,040             --
                                                         --------       --------      ---------      ---------
                                                            4,407          4,347         15,791         13,732
                                                         --------       --------      ---------      ---------
Income (loss) before income taxes                             329            302           (883)         1,072
Income tax (expense) benefit                                 (102)           (96)            57           (343)
                                                         --------       --------      ---------      ---------
Net income (loss)                                             227            206           (826)           729

Preferred dividend requirements - net of tax                    4              7             12             20
                                                         --------       --------      ---------      ---------
Net income (loss) applicable to common stockholders      $    223       $    199      $    (838)     $     709
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

Net income (loss) per common share - basic               $   0.48       $   0.42      $   (1.77)     $    1.48
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

   Average shares outstanding                                 467            478            472            480
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

Net income (loss) per common share - diluted             $   0.46       $   0.40      $   (1.77)     $    1.42
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------'

   Average shares outstanding                                 494            501            472            503
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

Cash dividends per common share                          $   0.23       $   0.21      $    0.67      $    0.61
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

See accompanying Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                 For the Period June 29, 1996 to March 28, 1998
                     (in millions, except per share data)

                                                                                                                       UNEARNED
                                                                COMMON        CAPITAL     RETAINED   TRANSLATION      RESTRICTED
                                                 TOTAL           STOCK        SURPLUS     EARNINGS   ADJUSTMENTS        STOCK
                                                 -----          ------        -------     --------   -----------      ----------

Balances at June 29, 1996                      $  4,320         $  646         $  141     $  3,783      $  (227)         $  (23)

Net income                                          729             --             --          729           --              --
Cash dividends -
     Common ($.61 per share)                       (294)            --             --         (294)          --              --
     Auction preferred
     ($2,981.00 per share)                           (9)            --             --           (9)          --              --
     ESOP convertible preferred
     ($4.08 per share)                              (18)            --             --          (18)          --              --
Stock issuances -
     Business acquisition                            18              1             17           --           --              --
     Stock option and benefit plans                  71              5             66           --           --              --
     Restricted stock, less
     amortization of $18                             18             --             13           --           --               5
Reacquired shares                                  (338)           (12)          (245)         (81)          --              --
Translation adjustments                            (274)            --             --           --         (274)             --
ESOP tax benefit                                      7             --             --            7           --              --
ESOP share redemption                                 6             --              6           --           --              --
Other                                                 3             --              2           --           --               1
                                               --------         ------         ------     --------      -------          -------

Balances at March 29, 1997                        4,239            640             --        4,117         (501)            (17)

Net income                                          280             --             --          280           --              --
Cash dividends -
     Common ($.21 per share)                       (100)            --             --         (100)          --              --
     Auction preferred
     ($1,019.93 per share)                           (3)            --             --           (3)          --              --
     ESOP convertible preferred
     ($1.36 per share)                               (6)            --             --           (6)          --              --
Stock issuances -
     Stock option and benefit plans                  22              1             21           --           --              --
     Restricted stock, less
     amortization of $1                               1             --             --           --           --               1
Reacquired shares                                   (55)            (2)           (36)         (17)          --              --
Translation adjustments                            (117)            --             --           --         (117)             --
ESOP tax benefit                                      3             --             --            3           --              --
ESOP share redemption                                 4              1              3           --           --              --
Other                                                12             --             12           --           --              --
                                               --------         ------         ------     --------      -------          -------

Balances at June 28, 1997                         4,280            640             --        4,274         (618)            (16)

Net loss                                           (826)            --             --         (826)          --              --
Cash dividends -
     Common ($.67 per share)                       (317)            --             --         (317)          --              --
     Auction preferred ($458.00 per share)           (1)            --             --           (1)          --              --
     ESOP convertible preferred
     ($4.08 per share)                              (18)            --             --          (18)          --              --
Stock issuances -
     Business acquisition                             9             --              9           --           --              --
     Stock option and benefit plans                  69              6             63           --           --              --
     Restricted stock, less
     amortization of $30                             32              2             94           --           --             (64)
Reacquired shares                                (1,028)           (26)          (161)        (841)          --              --
Translation adjustments                            (198)            --             --           --         (198)             --
ESOP tax benefit                                      7             --             --            7           --              --
ESOP share redemption                                 5             --              5           --           --              --
Other                                                (6)            --            (10)          --           --               4
                                               --------         ------         ------     --------      -------          -------

Balances at March 28, 1998                     $  2,008         $  622         $   --     $  2,278      $  (816)         $  (76)
                                               --------         ------         ------     --------      -------          -------
                                               --------         ------         ------     --------      -------          -------

See accompanying Notes to Consolidated Financial Statements.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THIRTY-NINE WEEKS ENDED MARCH 28, 1998 AND MARCH 29, 1997
                                 (IN MILLIONS)


                                                                            THIRTY-NINE WEEKS ENDED
                                                                            -----------------------
                                                                             Mar. 28,       Mar. 29,
                                                                               1998          1997
                                                                             --------       --------

OPERATING ACTIVITIES -
  Net income  (loss)                                                         $   (826)       $   729

  Adjustments for non-cash charges included in net income(loss):
     Depreciation                                                                 309            367
     Amortization of intangibles                                                  139            143
     (Decrease) increase in deferred income taxes                                (377)            13
     Restructuring charge                                                       2,040             --
     Other                                                                        (43)           (30)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                                (514)          (477)
                                                                             --------        -------
  Net cash from operating activities                                              728            745
                                                                             --------        -------
INVESTING ACTIVITIES -
  Purchases of property and equipment                                            (302)          (350)
  Acquisitions of businesses and investments                                     (375)          (594)
  Dispositions of businesses and investments                                      451            114
  Sales of assets                                                                  48             40
  Other                                                                             -             11
                                                                             --------        -------
  Net cash used in investing activities                                          (178)          (779)
                                                                             --------        -------
FINANCING ACTIVITIES -
  Issuances of common stock                                                        69             71
  Purchases of common stock                                                    (1,028)          (338)
  Redemption of preferred stock                                                  (200)            --
  Borrowings of long-term debt                                                    406            353
  Repayments of long-term debt                                                   (155)          (224)
  Short-term borrowings, net                                                      603            492
  Payments of dividends                                                          (336)          (321)
                                                                             --------        -------
  Net cash (used in) from financing activities                                   (641)            33
                                                                             --------        -------
Effect of changes in foreign exchange rates on cash                                (8)           (12)
                                                                             --------        -------
Decrease in cash and equivalents                                                  (99)           (13)

Cash and equivalents at beginning of year                                         272            243
                                                                             --------        -------
Cash and equivalents at end of quarter                                       $    173        $   230
                                                                             --------        -------
                                                                             --------        -------

COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                                 $    (38)       $  (175)
     (Increase) decrease in inventories                                          (115)            42
     (Increase) decrease  in other current assets                                  (3)            26
     (Decrease) in accounts payable                                              (384)          (362)
     Increase (decrease) in accrued liabilities                                    26             (8)
                                                                             --------        -------
Changes in current assets and liabilities                                    $   (514)       $  (477)
                                                                             --------        -------
                                                                             --------        -------

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 1998 compared to comparable periods of fiscal 1997 and a discussion of the changes in financial condition during the first nine months of fiscal 1998.

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER FISCAL 1998 TO THIRD QUARTER FISCAL 1997

Operating results by business segment in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 were as follows:


                                                                   THIRTEEN WEEKS ENDED
                                                      ------------------------------------------
                                                                       (in millions)
                                                            Sales               Operating Income
                                                          ---------            ------------------
                                                      Mar. 28,   Mar. 29,     Mar. 28,   Mar.29,
                                                        1998      1997         1998       1997
                                                      --------   --------     -------    -------
Packaged Meats and Bakery                             $ 1,865    $ 1,788      $ 112      $  99
Coffee and Grocery                                        683        684        102         99
Household and Body Care                                   492        448         59         49
Personal Products                                       1,699      1,732        158        158
                                                      --------   --------     -------    -------
 Total sales and operating income                       4,739      4,652        431        405
Intersegment sales                                         (3)        (3)      ----       ----
Interest, net                                            ----       ----        (44)       (39)
Unallocated corporate expense                            ----       ----        (58)       (64)
                                                      --------   --------     -------    -------
   Net sales and income
      before income taxes                             $ 4,736    $ 4,649      $ 329      $ 302
                                                      --------   --------     -------    -------
                                                      --------   --------     -------    -------

Consolidated net sales increased 1.9% in the third quarter of fiscal 1998. Businesses acquired net of businesses sold subsequent to the start of the third quarter of last fiscal year increased net sales by approximately 3.4 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales by approximately 3.9 percentage points. Thus, on a comparable basis, sales increased 2.4%.

Operating income increased $26 million or 6.4% in the quarter. The strengthening of the U.S. dollar relative to other currencies reduced operating income by approximately 4.7 percentage points. Excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 6.1%. As a result of the restructuring announced in the second quarter of fiscal 1998, operating costs for the third quarter of fiscal 1998 were reduced by $27 million. See pages 11, 12 and 14 of this document for a more complete discussion of the restructuring charge.

Net interest expense of $44 million was $5 million higher than that recognized in the same quarter last year due to higher borrowing levels offset in part by the impact of the strengthening of the U.S. dollar relative to foreign currency denominated interest expense.

The decrease in unallocated corporate expense was primarily due to the impact of the strengthening of the U.S. dollar relative to foreign currency denominated minority interest expense and improved results from hedging foreign currency movements.

The income before income taxes recognized in the third quarter of fiscal 1998 was $329 million. The effective tax rate decreased from 32.0% to 31.0% of pretax income. This decrease is largely due to lower taxes on income earned outside the United States. Net income increased 10.4% while basic earnings per share increased 14.3%. Earnings per share increased at a rate in excess of net income because of lower preferred dividends and fewer shares outstanding during the period.

Net sales and operating income in the Packaged Meats and Bakery segment increased 4.3% and 13.0%, respectively. Excluding the impact of acquisitions and changes in foreign currency exchange rates, sales and operating income for this segment increased approximately 1% and 10%, respectively. Improvements in profitability were due to lower raw material costs in U.S. Meat operations, as well as base business growth and improved gross margins in North American Bakery operations. Acquisitions of bakery businesses in Europe and a processed meats business in Mexico also contributed to the growth in sales and operating income. Excluding acquisitions, unit volumes for worldwide Packaged Meats rose 1%. Bakery volumes fell 6% as strength in the U.S. bakery/deli channel was offset by continued weakness in the frozen retail market. Foodservice units rose 9% during the quarter, lead by double-digit unit gains in the specialty division, which serves chain restaurants.

Coffee and Grocery sales decreased 0.2% in the quarter while operating income increased 2.2%. A stronger U.S. dollar relative to other currencies negatively impacted the translated results for sales and operating income by approximately 8 percentage points. Excluding the impact of acquisitions and changes in foreign currency exchange rates, Coffee and Grocery sales and operating income increased 8% and 11%, respectively, reflecting an improved product mix and production efficiencies. Unit volumes for roasted coffee were down 11% for the quarter due to lower consumption caused by higher coffee prices.

Net sales and operating income in the Household and Body Care segment increased 9.9% and 22.1%, respectively. Results benefited from acquisitions and base business gains in several Household and Body Care product categories, with particular strength in key European markets. The Direct Selling division of this segment was also favorably affected by the recent acquisitions of Nutri-Metics and HomCare Japan. Excluding the effects of acquisitions and the impact of changes in foreign currency exchange rates, sales and operating income increased 5% and 26%, respectively. Unit volumes increased 8% in the quarter, excluding acquisitions.

Personal Products sales declined 1.9% while operating income was flat with last year's results. The stronger U.S. dollar negatively impacted sales and operating income of this segment by approximately 2 percentage points. Excluding acquisitions, dispositions and the impact of changes in foreign currency exchange rates, sales increased 1% and operating income declined 5%. Strength in worldwide Intimate Apparel operations and improved margins in U.S. Legwear were offset by significant price competition in the U.S. screen print category and reduced demand for Champion's fleece and activewear products. Worldwide Knit Products unit volume increased 1% and worldwide Intimate Apparel unit volume increased 13%. These unit volume increases contributed to domestic market share gains in Knit Products and Intimate Apparel. Worldwide Legwear unit volumes declined 6%, reflecting continued market weakness and the company's strategy to exit low-margin product lines.

COMPARISON OF FIRST NINE MONTHS OF FISCAL 1998 TO FIRST NINE MONTHS OF
FISCAL 1997

Operating results by business segment for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 were as follows:




                                                               THIRTY-NINE WEEKS ENDED
                                                      ---------------------------------------------
                                                                    (in millions)
                                                            Sales            Operating Income/(Loss)
                                                      -------------------    -----------------------
                                                      Mar. 28,   Mar. 29,       Mar. 28,   Mar.29,
                                                        1998      1997           1998       1997
                                                      --------   --------       -------    -------

Packaged Meats and Bakery                             $ 5,888    $ 5,712      $   163    $  342
Coffee and Grocery                                      2,080      2,089          251       339
Household and Body Care                                 1,454      1,319          (20)      143
Personal Products                                       5,502      5,697       (1,036)      546
                                                      --------   --------     --------   -------
  Total sales and operating income (loss)              14,924     14,817         (642)    1,370
Intersegment sales                                        (16)       (13)         ---       ---
Interest, net                                             ---        ---         (127)     (126)
Unallocated corporate expense                             ---        ---         (114)     (172)
                                                      --------   --------     --------   -------
   Net sales and income (loss)
      before income taxes                             $14,908    $14,804      $  (883)   $1,072
                                                      --------   --------     --------   -------
                                                      --------   --------     --------   -------

Consolidated net sales increased 0.7% for the first nine months of fiscal 1998. Businesses acquired net of businesses sold subsequent to the start of fiscal 1997 increased net sales by approximately 2.0 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales by approximately 5.0 percentage points. Thus, on a comparable basis, sales increased 3.7%.

In the second quarter of fiscal 1998, the Corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities - 86 facilities are owned and 30 are leased. This restructuring provision reduced income before income taxes, net income and basic earnings per share in fiscal 1998 by $2,040 million, $1,625 million and $3.44 per share, respectively. The fiscal 1998 operating income includes charges for restructuring as follows: Personal Products - $1,574 million; Packaged Meats and Bakery - $210 million; Household and Body Care - $185 million; and Coffee and Grocery - $71 million.

Of the total pretax charge for restructuring, $1,729 million relates to anticipated losses associated with the disposal of manufacturing and distribution facilities and related long lived assets; $219 million relates to recognition of pension and social costs associated with the facility disposals; $47 million relates to anticipated expenditures to close and dispose of idled facilities; and $45 million relates to anticipated losses on the disposal of certain equity and cost method investments. Through March 28, 1998, 12 manufacturing and distribution facilities have been sold and 9 have been closed. The realized loss relating to the disposition of manufacturing facilities and related long lived assets was $618 million. Substantially all of the 5,955 individuals impacted by these actions have become employees of the companies purchasing the facilities. A reconciliation of the restructuring reserves through March 28, 1998 is presented on page 14 of this document.

Quarterly operating costs in fiscal 1998 are being reduced by $27 million primarily as a result of lower plant overhead related to the restructuring charge. The Corporation expects the restructuring to generate increasing savings in subsequent periods, growing to an annual savings of approximately $200 million in the year 2001. Savings from the planned actions will be used both for business building and profit improvement initiatives.

Restructuring actions are expected to be completed by 2000, and the Corporation expects to fund the costs of the plan from internal sources and available borrowing capacity. Of the $1,625 million after-tax charge, 11% is cash related and 89% is non-cash.

Operating income, excluding the restructuring charge, increased $28 million or 2.1% for the first nine months of fiscal 1998. The strengthening of the U.S. dollar relative to other currencies reduced operating income by approximately 6.3 percentage points. Excluding the restructuring charge, the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 5%. Net interest expense was virtually flat with last year as higher borrowing levels were offset by the strengthening of the U.S. dollar relative to foreign currencies. The decrease in unallocated corporate expense was primarily due to the impact of the strengthening of the U.S. dollar relative to foreign currency denominated minority interest expense and improved results from hedging foreign currency movements. Excluding the restructuring charge, income before income taxes increased 7.9%.

The loss before income taxes recognized in the first nine months of fiscal 1998 was $883 million. The effective tax rate on this loss was 6.4% largely as a result of the write-off of non-deductible intangible assets. Excluding the restructuring charge, the effective tax rate decreased from 32.0% to 31.0% of pretax income. This decrease is largely due to lower taxes on income earned outside the United States. Excluding the restructuring charge, net income increased 9.5% while basic earnings per share increased 12.8%. Earnings per share, excluding the restructuring charge, increased at a rate in excess of net income because of lower preferred dividends and fewer shares outstanding during the period. Including the restructuring charge, the Corporation recognized a net loss of $826 million or $1.77 per share.

The following comments regarding business segment performance exclude the impact of the restructuring charge noted above.

Net sales and operating income in the Packaged Meats and Bakery segment increased 3.1% and 9.1%, respectively. Excluding the impact of acquisitions and changes in foreign currency exchange rates, sales and operating income for this segment increased approximately 2% and 10%, respectively. Improvements in profitability were due to lower raw material costs in U.S. Meat operations, as well as base business growth. Acquisitions of bakery businesses in Europe and a processed meats business in Mexico also contributed to the growth in sales and operating income. Excluding acquisitions, unit volumes for worldwide Packaged Meats rose 1%, Bakery volumes fell 3% and Foodservice units increased 7%.

Coffee and Grocery sales and operating income declined 0.4% and 4.9%, respectively. A stronger U.S. dollar relative to other currencies negatively impacted the translated results for sales and operating income by approximately 12 percentage points. Excluding the impact of acquisitions and changes in foreign currency exchange rates, Coffee and Grocery sales and operating income increased 11% and 8%, respectively. Unit volumes for roasted coffee were down 8% for the first nine months of fiscal 1998 due to lower consumption caused by higher coffee prices.

Net sales and operating income in the Household and Body Care segment increased 10.3% and 15.4%, respectively. Results benefited from acquisitions and base business gains in several Household and Body Care product categories, with particular strength in key European markets. The Direct Selling division of this segment was also favorably affected by the recent acquisitions of Nutri-Metics and HomCare Japan. Excluding the effects of acquisitions and the impact of changes in foreign currency exchange rates, sales and operating income increased 8% and 18%, respectively. Unit volumes increased 11%, excluding acquisitions.

Personal Products sales and operating income declined 3.4% and 1.5%, respectively. The stronger U.S. dollar negatively impacted sales and operating income of this segment by approximately 3 percentage points. Excluding acquisitions, dispositions and the impact of changes in foreign currency exchange rates, sales increased 2% while operating income declined 4%. Profit improvements in Intimate Apparel and socks were offset by weakness in sheer hosiery, accessories and Champion's fleece and activewear products. Unit volumes for worldwide Knit Products and Intimate Apparel increased 7% and 8%, respectively, while worldwide Legwear unit volumes declined 3%.

For the nine months ended March 28, 1998, approximately 2% of the Corporation's sales and pretax profits, excluding the restructuring charge, were derived from Asia. The recent financial problems in the area have not had a material impact on the consolidated results of the Corporation.

FINANCIAL CONDITION

During the first nine months of fiscal 1998, net cash from operating activities was $728 million as compared to $745 million in the comparable period of fiscal 1997. Higher working capital requirements were largely responsible for the decline in operating cash flow.

Net cash expended for investing activities was $178 million in the first nine months of fiscal 1998 as compared to $779 million in the previous year. The decrease in net expenditures is primarily due to the cash received upon the disposition of businesses and lower expenditures for acquisitions of businesses and investments in fiscal 1998.

During the first nine months of fiscal 1998, cash and equivalents decreased by $99 million to $173 million while borrowings produced a cash inflow of $854 million. During fiscal 1998, the Corporation redeemed $200 million of auction preferred stock at book value. In addition, 19.2 million shares of the Corporation's outstanding common stock were repurchased for $1,028 million.

SUBSEQUENT EVENT

On April 7, 1998, the Corporation announced plans to sell its international cut tobacco business, Douwe Egberts Van Nelle Tobacco, to Imperial Tobacco Group PLC, a major tobacco company based in the United Kingdom. Cash proceeds of approximately $370 million are expected to be received at the anticipated closing in the first quarter of fiscal 1999. In addition, the Corporation has agreed not to compete with the purchaser in the tobacco business for a period of 5 years. Additional cash payments may be received beginning in fiscal 2004; however, these payments are dependent upon significant contingencies related to the ongoing operation of the sold business. Receipt of these contingent payments is not assured.

The tobacco business is not a significant subsidiary of the Corporation.

                                         SARA LEE CORPORATION AND SUBSIDIARIES
                                        RECONCILIATION OF RESTRUCTURING RESERVES
                                                  AS OF MARCH 28, 1998
                                                      (in millions)



                                                         WRITEDOWN
                                                        OF PROPERTY          RECOGNITION OF
                                                      AND INVESTMENTS         CURTAILMENT                           RESTRUCTURING
                                    ORIGINAL               TO NET           LOSS AND SPECIAL             FOREIGN      RESERVES
                                  RESTRUCTURING          REALIZABLE            TERMINATION       CASH    EXCHANGE       AS OF
                                    RESERVES               VALUE                BENEFITS       PAYMENTS  IMPACTS    MARCH 28, 1998
                                  -------------       ---------------       ----------------   --------  --------   --------------
Anticipated losses associated
  with disposal of long-lived
  assets                           $  1,729            $ (1,729)                 $  --          $  --     $  --        $  --

Pension and social costs                219                  --                    (39)            (5)       --          175

Anticipated expenditures to
  close and dispose of idled
  facilities - includes
  non-cancelable lease obligations       47                  --                     --             (5)       --           42

Anticipated loss associated with
  the disposal of equity and cost
  method investments                     45                 (45)                    --             --        --           --
                                  -------------       ---------------       ----------------   --------  --------   --------------
                                      2,040              (1,774)                   (39)           (10)       --          217
Foreign exchange impacts                 --                  --                     --             --        (6)          (6)
                                  -------------       ---------------       ----------------   --------  --------   --------------
   Total restructuring reserves    $  2,040           $  (1,774)                $  (39)        $  (10)     $ (6)       $ 211
                                  -------------       ---------------       ----------------   --------  --------   --------------
                                  -------------       ---------------       ----------------   --------  --------   --------------

                                   PART II

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


                                                                   PAGE NUMBER OR
   EXHIBIT                                                      INCORPORATED HEREIN
   NUMBER            DESCRIPTION                                   BY REFERENCE TO
   -------           -----------                                -------------------

    11               Computation of Net Income Per
                     Common Share                                        17

    12.1             Computation of Ratio of Earnings to
                     Fixed Charges                                       19

    12.2             Computation of Ratio of Earnings to
                     Fixed Charges and Preferred Stock
                     Dividend Requirements                               20

    27               Financial Data Schedule                             21

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



                                               SARA LEE CORPORATION
                                               --------------------
                                                    (Registrant)



                                               By: /s/ Wayne R. Szypulski
                                                   ----------------------
                                                      Wayne R. Szypulski
                                                      Vice President and
                                                      Controller


DATE:  May 11, 1998