Form 10-Q/A
period 1998-03-28
LEE SARA CORP
filed 1998-06-02
CIK 23666

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 28, 1998
                               ---------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number             1-3344
                      ----------------------------------

                            Sara Lee Corporation
                       -------------------------------
                (Exact name of registrant as specified in its charter)

          Maryland                                     36-2089049
---------------------------                  ------------------------------
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

                                    (312) 726-2600
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
    ---------      ---------

     On March 28, 1998, the Registrant had 467,083,691 outstanding shares of common stock $1.33 1/3 par value, which is the Registrant's only class of common stock.

                            The document contains 6 pages.

                                       PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


                                                              Page Number or
    Exhibit                                                 Incorporation herein
    Number               Description                            by Reference to
    -------              -----------                        --------------------
     11      Computation of Net Income Per
             Common Share                                     Previously filed

     12.1    Computation of Ratio of Earnings to
             Fixed Charges                                    Previously filed

     12.2    Computation of Ratio of Earnings to
             Fixed Charges and Preferred Stock
             Dividend Requirements                            Previously filed

     27.1    Financial Data Schedules for the thirteen
             weeks ended September 27, 1997, the
             twenty-six weeks ended December 27, 1997, and
             the thirty-nine weeks ended March 28, 1998       Previously filed

     27.2    Financial Data Schedules for the thirteen
             weeks ended September 28, 1996, the
             twenty-six weeks ended December 28, 1996,
             the thirty-nine weeks ended March 29, 1997
             and the year ended June 28, 1997.                            4

     27.3    Financial Data Schedules for the thirteen
             weeks ended September 30, 1995, the
             twenty-six weeks ended December 30, 1995,
             the thirty-nine weeks ended March 30, 1996
             and the year ended June 29, 1996.                            5

     27.4    Financial Data Schedule for the year ended
             July 1, 1995                                                 6

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

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

DATE:     June 2, 1998