Form 10-K
period 1998-06-27
LEE SARA CORP
filed 1998-09-24
CIK 23666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

(MARK ONE)

  /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED JUNE 27, 1998
                                        OR
  / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 001-03344

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
 Common Stock, $1.33 1/3 par value      The Chicago Stock Exchange
                                        The New York Stock Exchange
                                        The Pacific Exchange
                                        Amsterdam Stock Exchange
                                        The Bourse (Paris)
                                        The Swiss Exchange
                                        The Stock Exchange (London)
  Preferred Stock Purchase Rights       The Chicago Stock Exchange
                                        The New York Stock Exchange
                                        The Pacific Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                 --------------

    Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of September 1, 1998, the aggregate market value of the voting and non-voting common equity (based upon the closing price per share of Common Stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was approximately $21.4 billion.

    On September 1, 1998, the registrant had outstanding 458,598,930 shares of common stock, par value $1.33 1/3 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement, dated September 21, 1998, are incorporated by reference into Items 10-12 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

                      (A) GENERAL DEVELOPMENT OF BUSINESS

    Sara Lee Corporation ("Sara Lee" or the "Corporation") is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. Sara Lee has operations in more than 40 countries and markets branded products in more than 140 countries. It was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985.

    Sara Lee's mission is to continue to build leadership brands in consumer packaged goods categories. Sara Lee currently has 32 "megabrands", defined as a brand with sales of more than $100 million. While Sara Lee's mission has remained unchanged over the years, in fiscal 1998 Sara Lee embarked on a program designed to reshape the Corporation to enable the Corporation to produce higher returns on a smaller asset base. Sara Lee's decision to undertake the program was prompted by fundamental changes in the economic environment in which it operates. Historically, Sara Lee has manufactured the branded consumer products it markets. The Corporation's strategy was to vertically integrate the manufacturing processes into the business in order to assure a readily available product source that met quality standards. In recent years, alternative sources of competitively priced manufactured products have increased and excess manufacturing capacity has developed in the markets for certain of the Corporation's products. These competitive sources have allowed the Corporation to purchase needed commodities from a number of suppliers at prices which are less than, or equal to, prior manufacturing costs. These forces also create opportunities for Sara Lee to build stockholder value and Sara Lee intends to take advantage of these opportunities by focusing Sara Lee's energies on knowledge-based skills that will characterize successful companies of the future.

    Sara Lee announced its new strategic direction on September 15, 1997. The program is intended to more tightly focus Sara Lee's business activity and make Sara Lee more competitive. The goal of the program is to create an organization that is less vertically integrated (by divesting, to the extent practical and possible, operating assets), owns fewer fixed assets and uses knowledge-based skills to develop and market products. Sara Lee has coined the term "de-verticalization" to describe this process. Sara Lee has also committed to repurchase $3 billion of the Corporation's common stock by the end of fiscal year 2000. As of August 31, 1998, Sara Lee had completed the repurchase of approximately 29 million shares at a total cost of $1.6 billion. In connection with Sara Lee's adoption of a new strategic focus, Sara Lee also restructured its worldwide operations. The restructuring resulted in an after-tax charge $1.625 billion in the second quarter of fiscal 1998. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities. The restructuring charge was related primarily to the sale and write down of assets that Sara Lee has determined it does not need to own in order to fulfill its primary mission of building brands on a global basis. Of the total after-tax provision, 89% or approximately $1.45 billion is non-cash and 11%, or approximately $176 million, will require cash outflows. The restructuring is discussed in greater detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    In fiscal 1998, Sara Lee renamed three lines of business. Sara Lee Foods replaces Packaged Meats and Bakery; Coffee and Tea replaces Coffee and Grocery; and Branded Apparel replaces Personal Products. Household and Body Care remains the same. A fifth line of business, Foodservice, which was previously a part of Packaged Meats and Bakery, has been added.

SARA LEE FOODS

    Sara Lee Packaged Meats had sales of $4.3 billion in fiscal 1998, holding a leading position in the $25 billion U.S. packaged meats industry. Sara Lee Packaged Meats is the world's number one packaged meats company, with brands marketed in the United States, Mexico, Europe (where it is the leading packaged meats company) and Asia. In response to consumer demand for healthful products and on-the-go meal solutions, Sara Lee Packaged Meats continued to focus on convenient and "better-for-you" products, including reduced-fat and low-calorie products during fiscal 1998. This focus, combined with lower commodity prices throughout the year, enabled Sara Lee Packaged Meats to grow sales and profits to record levels, excluding the restructuring charge. Worldwide unit volumes increased 2%, driven primarily by new products and product innovations designed to meet consumer demand for convenience and variety. During fiscal 1998, a number of Sara Lee's packaged meats companies, such as Hillshire Farm, Bil Mar Foods and Bessin Foods introduced new reduced-fat and "better-for-you" products. Nearly one-third of Sara Lee's retail meat sales are generated by reduced-fat and low-calorie products. Sara Lee Packaged Meats also expanded its line of convenient, easy to cook products in fiscal 1998.

    Sara Lee Bakery maintained its leadership position as the top frozen-baked goods brand in the United States, the United Kingdom and Australia. In fiscal 1998, Sara Lee Bakery had sales of $1.1 billion. Worldwide unit volumes, excluding acquisitions, were comparable to fiscal 1997 levels. Worldwide, the Bakery markets its products through multiple channels of distribution, including retail, bakery-deli and foodservice. During fiscal 1998, Sara Lee Bakery continued to pursue growth and expansion opportunities in international markets. Currently, approximately 40% of total Bakery sales are generated outside the U.S. In fiscal 1998, Sara Lee acquired Grand Metropolitan's frozen and chilled cakes business. This acquisition, combined with Sara Lee's fiscal 1997 acquisition of Finnegan's Famous Cakes, enabled Sara Lee Bakery to increase its product offerings in the United Kingdom under the Sara Lee name. In India, the acquisition of the NUTRINE brand will serve as an introduction into this developing Bakery market. Sara Lee Bakery also introduced and expanded its distribution of a number of new products, including new ambient and chilled products. In response to consumer demand, in fiscal 1998, Sara Lee also expanded the number of products with microwaveability, smaller or single-serving sizes and added convenience.

COFFEE AND TEA

    Sara Lee Coffee and Tea reported sales of $2.8 billion in fiscal 1998, down 0.3% from the prior year. Operating income, excluding the restructuring charge, fell 2.5% to $429 million. These results were impacted by the strength of the U.S. dollar relative to European currencies. Excluding the effects of currency, sales and operating income for Coffee and Tea grew 9%.

    Sara Lee maintained a leading position in the $15 billion European roasted coffee category in fiscal 1998, on the strength of its well-known coffee brands, including DOUWE EGBERTS, MAISON DU CAFE, MARCILLA and MERRILD. Sara Lee Coffee and Tea also continued to lead in the out-of-home coffee segment in Europe and the United States. The out-of-home business provides coffee, tea, juices and equipment to foodservice customers such as restaurants, schools, businesses, and hospitals in 50 countries. Unit volumes for roasted coffee declined 7% during fiscal 1998, reflecting the impact of higher green coffee costs which resulted in increased consumer prices throughout most of the year.

    New geographic markets, expanded channels of distribution and innovative product development remain the principal tools of growth for Sara Lee's coffee business. In fiscal 1998, Sara Lee entered the South American market with the acquisition of the Brazilian coffee company Cafe do Ponto, which has the number two position in Brazil. New product development for Sara Lee Coffee and Tea emphasizes regional taste preferences and growing demand for premium, specialty and convenience products. Sara Lee also continued to expand its coffee store concept in fiscal 1998, opening three JACQMOTTE STORE coffee shops in Belgium and the Netherlands. In early fiscal 1999, Sara Lee sold its cut and pipe tobacco business to Imperial Tobacco Group Plc, a major tobacco company based in the United Kingdom.

HOUSEHOLD AND BODY CARE

    Household and Body Care is Sara Lee's most global line of business and includes Sara Lee's leading Household and Body Care products as well as a Direct Selling division. In fiscal 1998, Household and Body Care reported sales of $2.0 billion, up 8.7% from the prior year. Operating income, excluding the restructuring charge, was $252 million, up 10.4% from the prior year. The strength of the U.S. dollar relative to foreign currencies negatively affected reported results for fiscal 1998. Excluding the effect of currency, sales grew 20% and operating income grew 23%. In early fiscal 1999, Sara Lee Household and Body Care announced several de-verticalization transactions. Included were plant and equipment sales and other actions expected to generate cash of $200 million by the end of fiscal 2000.

    Sara Lee Household and Body Care is comprised of four core categories -- shoe care, body care, insecticides and air fresheners. In fiscal 1998, Household and Body Care continued to grow and posted increased sales and profits on the strength of all four categories. KIWI remained the world's top name in shoe care in fiscal 1998. The brand is marketed in 122 countries. Product developments in Sara Lee's shoe care business continued in fiscal 1998 with the introductions of a Kiwi "low-gloss" shoe shine and several variations of shining and cleaning products. Sara Lee continues to be a leader in Europe with its body care products marketed under the SANEX, DUSCHDAS, BADEDAS, RADOX and DELIAL brands. In the body care category, body care products under the SANEX brand were launched in France, Italy, Indonesia, Denmark, Portugal and the Netherlands and relaunched in South Africa. In fiscal 1998, sales of air fresheners grew significantly and the insecticide business also posted strong results.

    Sara Lee's Direct Selling division distributes cosmetics, fragrances, jewelry, toiletries and apparel products directly to consumers' doors in 15 countries. Through acquisitions and internal growth, Direct Selling now has more than 750,000 independent sales representatives worldwide. Direct Selling, with businesses in Mexico, Indonesia, the Philippines, South Africa, China and Uruguay, was bolstered in fiscal 1998 by the acquisition of the Australian direct selling business Nutri-Metics International, which has operations in 15 countries. House of Fuller, with more than 235,000 independent sales representatives, is the number-two direct seller in Mexico. In Asia, House of Sara Lee expanded product offerings for consumers in Indonesia and the Philippines.

FOODSERVICE

    Sara Lee's Foodservice business, PYA/Monarch, maintained its position as the leading foodservice distributor in the southeastern United States and the fourth-largest full-line foodservice company in the nation. During fiscal 1998, PYA/Monarch enjoyed strong sales and profit growth. Fiscal 1998 sales were $2.6 billion, up 8.9% from the prior year. Operating income was $90 million, excluding the restructuring charge, up 9.4% from the prior year. Excluding acquisitions, unit volumes increased 7%. PYA/Monarch continues to focus on cost control, geographic expansion and increasing unit volumes. During fiscal 1998, PYA/Monarch continued its strategy of growth through warehouse expansion, enabling it to respond quickly and cost effectively to the demands of large speciality customers, such as restaurant chains. Several centers were expanded in fiscal 1998, including a 123,000 square-foot increase in Charlotte, N.C. In fiscal 1998, PYA/Monarch acquired the Tennessee-based Kesterson Companies, allowing expansion into the important markets of Nashville, Memphis and western Kentucky.

BRANDED APPAREL

    Sara Lee Branded Apparel is comprised of Sara Lee's Intimates, Knit Products, Legwear and Accessories businesses. In fiscal 1998, sales for Branded Apparel declined 2.2% to $7.3 billion. Operating income, excluding the restructuring charge, fell 3.5% to $734 million.

    Sara Lee Intimates recorded increased sales and operating income in fiscal 1998 through product innovations and design advancements that strengthened its core brands, including BALI, DIM, HANES HER WAY, JUST MY SIZE, PLAYTEX and WONDERBRA. Unit volumes for Sara Lee's intimate apparel business increased

7%, excluding acquisitions. In fiscal 1998, Sara Lee maintained its number-one position in the intimate apparel category in North America. It also expanded its presence in key European and Asian markets. During fiscal 1998, Sara Lee's Worldwide Intimates business introduced a number of new products that offer innovations in comfort and design. Playtex introduced the EIGHTEEN HOUR POSTURE BRA and Bali launched the BEYOND SEAMLESS line, featuring a proprietary STRETCH PERFECT fiberfill lining, and a SMOOTH FINISH collection of cotton-lined bras. Wonderbra launched the RIVIERA line of European-inspired bras and Hanes Her Way introduced a collection of performance sports bras under the new HANES SPORT brand. Under the DIM brand in Europe, Sara Lee introduced the PULPY intimate apparel line. In early fiscal 1999, Sara Lee acquired The Strouse, Adler Company, a 137 year old maker of shapewear and specialty bras.

    Sara Lee Knit Products significantly altered its operating model as part of Sara Lee's overall de-verticalization program in fiscal 1998. The most significant development for Sara Lee Knit Products was the divestment of nine yarn and textile facilities. One additional facility was divested in early fiscal 1999. In connection with the divestment of these facilities, Sara Lee Knit Products entered into a supply agreement with the purchaser of the facilities to provide Sara Lee with yarn and textile products. These actions allow Sara Lee Knit Products to focus more of its resources toward developing and marketing new products and establishing its brands in new categories. This focus is intended to further Sara Lee's strategy of growing its Knit Products megabrands, including its leading HANES, HANES HER WAY, CHAMPION, DIM, JUST MY SIZE, RINBROS, ABANDERADO and PRINCESA brands. In fiscal 1998, Sara Lee's HANES and HANES HER WAY megabrands had sales of $2.2 billion. During the fiscal year, Sara Lee extended the HANES brand to babywear. Sara Lee also continued to expand in the children's and toddlers' category with its KIDSWEAR line. Sara Lee also launched a line of products under the HANES SPORT label in fiscal 1998, as an initiative to attract new consumers. The HANES SPORT line emphasizes fashionable, sports-inspired apparel. Also in fiscal 1998, the HANES and HANES HER WAY megabrand was extended into a new category--loungewear. HANES sleepwear for boys and girls was also launched in fiscal 1998. Despite significant growth in Europe, Sara Lee's Champion business posted lower results in fiscal 1998 due to significant competition in the sports apparel category. Champion is focusing on improving product quality, customer service and distribution, and cost-efficiency. Worldwide unit volumes for Knit Products grew 6% in fiscal 1998.

    Sara Lee Legwear posted lower sales in fiscal 1998 due to a continuing global decline in the sheer hosiery category. However, operating income and returns improved, due to improvements in productivity and a simplified product mix. Worldwide Legwear unit volumes declined 3%, reflecting a 7% decline in sheer hosiery, partially offset by an 11% increase in socks.

    Sara Lee continues to be the U.S. leader in the sheer hosiery category with its leading HANES, L'EGGS, DONNA KARAN and DKNY brands. Sara Lee is also the U.S. leader in the socks category. In fiscal 1998, Sara Lee continued to emphasize higher-margin products and additional product offerings for casual wear. Sara Lee's European hosiery business, which includes the BELLINDA, DIM, ELBEO, FILODORO, NUR DIE, PHILIPPE MATIGNON and PRETTY POLLY brands, also continued to emphasize high-margin, value-added products in fiscal 1998. Sara Lee also expanded geographically in fiscal 1998 by introducing FILODORO and PHILIPPE MATIGNON hosiery products in Spain. In Europe, Sara Lee is also growing its hosiery brands through strategic acquisitions. In fiscal 1998 Sara Lee acquired the EDOO brand in Austria. To further growth in Western Europe, Sara Lee also introduced a new retail concept that brings together Sara Lee's hosiery, intimate apparel and knit product brands. The stores market only Sara Lee brands. Six stores are slated to open in fiscal 1999 in Italy and Spain.

    Sara Lee Accessories consists of Sara Lee's Coach division, which markets fine leathergoods, apparel and related accessories. In fiscal 1998, Coach posted lower sales, principally due to market conditions in Asia. To improve sales and profitability, Coach is focusing on its core branded leathergoods and continuing to respond to rapidly changing fashion trends by developing new products. Product introductions in fiscal 1998 included the COACH NEO COLLECTION, a mixed-materials product featuring a customized lightweight modern fabric trimmed in glove leather, and the TRIBECA SERIES of updated classic handbags and accessories. In a licensing agreement with the Movado Group, Coach launched its first watch collection. Through a partnership with Motorola, a leather phone case for Motorola's StarTAC Wearable Phone Series was introduced. In fiscal 1998, Coach opened five full-price and eight factory stores in the United States, bringing the total number of retail stores to 162. Internationally, Coach operates in more than 150 locations. In fiscal 1998, Coach renovated 15 of its stores in Asia.

               (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Sara Lee's businesses are classified into five industry segments: Sara Lee Foods, Coffee and Tea, Household and Body Care, Foodservice, and Branded Apparel. The financial information about Sara Lee's industry segments can be found on page F-25 of this Report.

                     (C) NARRATIVE DESCRIPTION OF BUSINESS

SARA LEE FOODS

    Sara Lee Packaged Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions throughout the United States, Europe and Mexico. Sales are transacted through Sara Lee's own sales force, brokers and institutional buyers. Some of the more prominent brands in the United States within this category include BALL PARK, BEST'S KOSHER, BRYAN, HILLSHIRE FARM, HYGRADE, JIMMY DEAN, KAHN'S, MR. TURKEY, SARA LEE and SINAI 48. Sara Lee's more prominent European brands include AOSTE, JUSTIN BRIDOU and COCHONOU in France, STEGEMAN in the Netherlands, ARGAL in Spain and NOBRE in Portugal. Sara Lee has a 49.9% interest in AXA Alimentos, S.A. de C.V. AXA Alimentos owns Kir Alimentos S. de R.L. de C.V., and Zwanenberg de Mexico, S.A. de C.V., which are leading processed meats companies in Mexico. Sara Lee is the largest processed meats company in the world.

    The products offered by this line of business include smoked sausage, bacon, hot dogs, breakfast sausage, breakfast sandwiches, premium deli and luncheon meats, ham, turkey, and packaged lunch combinations. The ingredients -- pork, turkey and beef -- are purchased by Sara Lee from a variety of sources. The prices of these raw materials fluctuate, depending primarily on supply and demand. Meat commodity costs fell in fiscal 1998. Because of the range of sources from which these raw materials are available, Sara Lee believes that it will continue to have access to adequate supplies.

    The Packaged Meats business is highly competitive, with an emphasis on product quality, price, advertising and promotion, and customer service. Sara Lee's competitors include international, national, regional and local companies. Sara Lee Packaged Meats has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years. Sara Lee believes it is one of the three industry leaders in the United States.

    Most of Sara Lee's Packaged Meats operations are regulated by the U.S. Department of Agriculture, whose focus is the quality, sanitation and safety of meat products, and, to some extent, by state and local government agencies. Sara Lee's Packaged Meats operations in Europe and Mexico are regulated by local authorities.

    Sara Lee Bakery produces a wide variety of fresh and frozen baked and specialty items. Its core products are frozen and fresh pies, cheesecakes, pound cakes and bagels. These products are sold through supermarkets, foodservice distributors, bakery-deli and direct channels throughout the United States, United Kingdom, France, Mexico, Australia and numerous Asia-Pacific countries. Sales are transacted through Sara Lee's sales force and independent wholesalers and distributors. The key ingredients for these products -- butter, milk, sugar, fruits, eggs and flour -- are purchased from suppliers at prices that are subject to such influences as supply and demand, weather, and government price controls. Because of the number of sources from which such raw materials are generally available, Sara Lee believes it will continue to have access to adequate supplies.

    Competition in this business is keen, with a large number of participants. Sara Lee seeks to maintain and enhance a leading position in the industry through superior quality and value, marketing efforts that are designed to reinforce and build brand recognition, and through superior customer service.

    In the United States, Sara Lee Bakery products are subject to regulation by the Food and Drug Administration, the federal agency charged with, among other things, enforcing laws pertaining to food processing, content and labeling, and to a lesser extent, by state and local government agencies.

COFFEE AND TEA

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

    The significant cost item in the production of coffee products is the price of green coffee, which varies depending on such factors as weather (which affects the quality and quantity of available supplies), consumer demand, the political climate in the producing nations, unilateral pricing policies of producing nations, speculation on the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee's competitors. Uncertainty over the availability of supplies resulted in extreme volatility in the price of green coffee in fiscal 1995, leading to the highest prices in recent years. In fiscal 1996, green coffee prices declined. Green coffee experienced significant cost volatility in fiscal 1997 and green coffee prices rose substantially in fiscal 1998. Sara Lee anticipates that green coffee prices will continue to be affected due to uncertainty over the availability of future supplies. Sara Lee has, and expects to continue to, reduce the negative effect of price increases through careful inventory management, cost cutting, and higher prices for its coffee products. Primarily due to higher retail prices driven by higher green coffee costs, unit volumes declined for Sara Lee coffee brands in fiscal 1998 in most European markets.

    The Coffee and Tea business also manufactures rice products under the LASSIE brand in the Netherlands and snack and nut products under the DUYVIS, FELIX and BENENUTS brands in the Netherlands, Belgium and France.

    The Coffee and Tea business has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

HOUSEHOLD AND BODY CARE

    Household and Body Care is composed of four primary core categories: shoe care -- led by a worldwide line of Kiwi products; body care items -- led by the SANEX brand, but also including DUSCHDAS and BADEDAS and baby care products sold under the ZWITSAL, FISSAN and PRODERM names; insecticides -- sold internationally under the CATCH, BLOOM, VAPONA and RIDSECT brand names; and air fresheners -- led by the AMBI-PUR brand. ZENDIUM and PRODENT oral care products, and BIOTEX and NEUTRAL specialty detergents are also important categories for Sara Lee. Body care items and insecticides are marketed principally in

Europe as well as into the Asia-Pacific and Latin America markets. These products are sold through a variety of retail channels including supermarkets. These are very competitive businesses. Sara Lee seeks to maintain a competitive advantage by offering its customers superior quality and value.

    Sara Lee Direct Selling distributes a wide range of products -- cosmetics, fragrances, jewelry, toiletries and apparel products -- through a network of independent sales representatives. This method of reaching the consumer has been particularly successful at the House of Fuller business in Mexico, the House of Sara Lee businesses in Indonesia and the Philippines, and the Avroy Shlain business in South Africa. Sara Lee also operates direct selling organizations in Japan, Australia, China and Uruguay. While this segment is very fragmented, Sara Lee believes it has an important position in many product lines in those countries in which it competes.

FOODSERVICE

    Sara Lee Foodservice is conducted principally under the PYA/Monarch name. PYA/Monarch is the leading foodservice distributor in the southeastern United States. PYA/Monarch is the fourth largest full-line foodservice company in the nation. This business distributes dry, refrigerated and frozen foods, paper supplies and foodservice equipment to institutional and commercial foodservice customers.

    The institutional foodservice distribution industry is highly competitive, with price and service being the major means by which Sara Lee Foodservice competes. This line of business generates lower margins on sales dollars than Sara Lee's other businesses. Sara Lee Foodservice accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

BRANDED APPAREL

    The Branded Apparel line of business includes the Intimates, Knit Products, Legwear and Accessories businesses.

    Sara Lee Intimates includes bras, panties and shapewear. These are manufactured and distributed under such labels as BALI, HANES HER WAY, PLAYTEX, WONDERBRA and DAISYFRESH in North America, and PLAYTEX and DIM in Europe. Sara Lee Intimates strengthened its position as the leader in the North American intimates category during the 1998 fiscal year. Sara Lee has the leading dollar share of the $4.1 billion U.S. bra category. Sara Lee holds a leading position in the Mexican bra market through its PLAYTEX and HANES HER WAY brand and continued to build market share in Canada during fiscal 1998 through its PLAYTEX, WONDERBRA, DAISYFRESH and HANES HER WAY brands.

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

    Sara Lee Knit Products involves the manufacture and distribution of men's, women's and children's underwear and activewear (T-shirts, fleecewear and other jersey products for casualwear) in North America, South and Central America, Europe and the Asia-Pacific countries. These products are sold through Sara Lee's sales force to department stores, mass merchandisers, discount chains and the screen-print trade. Principal brands in this category include CHAMPION, HANES, HANES HER WAY and RINBROS in North America, and ABANDERADO, PRINCESA, CHAMPION, HANES and DIM in Europe. Sara Lee believes that it is the leader in both the women's and girls' panties category in the United States, and in the heavily branded category of men's and boys' underwear in the United States, and has the leading position in men's and boys' underwear in Mexico.

    Activewear is marketed under Sara Lee's HANES and CHAMPION lines. In addition to targeting the public activewear market, Champion also manufactures and markets authentic uniforms and practicewear for professional and amateur athletic teams, including such organizations as the National Basketball Association, the National Football League and a number of major university sports teams.

    The principal raw material in this product category is cotton. Sara Lee currently believes there is an adequate supply of cotton from a variety of sources.

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

    Sara Lee Legwear is the leader in the hosiery category in North America, Western Europe, Australia, New Zealand and South Africa. It also continues to establish operations in various Asia-Pacific countries, placing it in a strategic position to capitalize on developing markets in that area.

    Sara Lee Legwear products consist of a wide variety of branded, packaged consumer products, including pantyhose, stockings, combination panty and pantyhose garments, tights, knee-highs and socks, many of which are available in both sheer and opaque styles. These products are sold in the United States under such brand names as HANES, L'EGGS, DONNA KARAN and DKNY (the last two being licensed), and abroad under such labels as DIM, PRETTY POLLY, ELBEO, NUR DIE, BELLINDA, FILODORO, PHILIPPE MATIGNON and OMERO. Sara Lee is the largest sock manufacturer in the United States.

    Sara Lee Legwear products are sold by Sara Lee's sales force in channels ranging from department and specialty stores (for premium brands such as HANES, DONNA KARAN and DKNY in the United States, and DIM outside the United States), to supermarkets, warehouse clubs, discount chains and convenience stores for brands like L'EGGS and some DIM products aimed at the price-conscious consumer. Legwear products are also distributed through catalog sales and Sara Lee stores. The legwear business has accounted for 10% or more of Sara Lee's consolidated revenues during each of the past three fiscal years.

    The legwear business is very competitive in both the United States and Europe and worldwide demand for hosiery products has declined over at least the last three years. In the United States, Sara Lee's major competitors are other hosiery companies, and the primary methods of competition are quality, value, function, and, with respect to L'eggs products, service and distribution. In Europe, where most of Sara Lee's competitors are small companies who compete in the unbranded sector of the market, the primary focus is on quality.

    Raw materials -- nylon, spandex, and cotton -- for the products in this category are readily available to Sara Lee from a variety of sources.

    Sara Lee Accessories involves the manufacture and marketing of premium leather products, apparel and related accessories under the COACH brand. Coach products are sold through department stores, catalog sales and Sara Lee stores. Coach operates 162 retail stores in the United States and 150 stores located outside the United States.

                                   TRADEMARKS

    Sara Lee is the owner of over 30,000 trademark registrations and applications in over 140 countries. Sara Lee's trademarks are among its most valuable assets as it pursues its strategy of building brands globally.

                                   CUSTOMERS

    None of Sara Lee's business segments or lines of business is dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on Sara Lee's consolidated results of operations, financial position or cash flows. Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more product categories, and it has developed specific approaches to working with individual customers.

                                  SEASONALITY

    Sara Lee Foods experiences some seasonality. Sara Lee Packaged Meats' sales tend to be higher in the fourth fiscal quarter due to increased demand associated with the onset of the outdoor barbecuing season and various holidays. Sara Lee Bakery experiences increased demand for its products during the second fiscal quarter, driven principally by holiday buying. Sara Lee Branded Apparel, particularly Coach and Knit Products, generally experience increased demand during the second fiscal quarter as a result of "back to school" purchases and the holiday season. The European hosiery business is somewhat seasonal in nature, unlike the United States hosiery business, and tends to experience a reduced demand in the summer months.

                             ENVIRONMENTAL MATTERS

    Sara Lee is subject to a number of federal, state and local statutes, rules, regulations and ordinances in the United States and other countries relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment ("Environmental Laws").

    While Sara Lee expects to make capital and other expenditures in compliance with Environmental Laws, it does not anticipate that such compliance will have a material adverse effect on its consolidated, results of operations, financial position or cash flows. Sara Lee has an ongoing program to monitor compliance with Environmental Laws and is continually examining its methods of operation and product packaging to reduce its use of natural resources.

                                   EMPLOYEES

    Sara Lee has approximately 139,000 employees worldwide.

        (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
                                AND EXPORT SALES

    Sara Lee's foreign operations are conducted primarily through wholly- or partially-owned subsidiaries incorporated outside the United States. Sara Lee's principal foreign subsidiary is Sara Lee/DE N.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands ("Sara Lee/DE"). Sara Lee indirectly owns a 100% interest in Sara Lee/DE, 41% in the form of voting shares and 59% in the form of depository receipts issued by the independent Stichting Administratiekantoor Douwe Egberts Sara Lee. Sara Lee/DE has responsibility for managing the Coffee and Tea and Household and Body Care divisions of Sara Lee, as well as Sara Lee's foreign bakery operations.

    The foreign operations of Sara Lee Foods Packaged Meats line of business are conducted through Sara Lee Processed Meats (Europe) B.V., the Aoste Group and Imperial Meat Products N.V., while the foreign operations of Sara Lee Bakery are conducted through Kitchens of Sara Lee U.K. Ltd., Sara Lee Bakery (Australia) Pty Ltd. and Brossard France S.A.

    Coffee and Tea is conducted by a number of subsidiaries, principally European, including Sara Lee/ DE, Douwe Egberts Nederland B.V., Douwe Egberts France S.A., Douwe Egberts Espana S.A., Merrild Kaffe A/S, Douwe Egberts N.V., Compack Douwe Egberts Kft., Harris/DE Pty. Ltd., Balirny Douwe Egberts A.S. and Douwe Egberts Coffee Systems Nederland B.V.

    Household and Body Care is conducted by subsidiaries in over forty countries, principally Sara Lee/ DE, Kiwi Brands Pty. Ltd., Kiwi France S.N.C., Kortman Intradal B.V., A/S Blumoller, Sara Lee/DE Espana S.A., Sara Lee Household and Body Care U.K. Ltd., Sara Lee/DE Italy S.p.A., and Sara Lee/DE Deutschland GmbH and House of Fuller S.A. de C.V.

    Branded Apparel includes numerous foreign businesses, including Dim S.A., Grupo Sans, a division of Sara Lee/DE Espana S.A., Sara Lee Personal Products, S.p.A., Sara Lee Personal Products (Australia) Pty. Ltd., Pretty Polly, a division of Sara Lee UK Holdings Ltd., Vatter GmbH, the Filodoro Group, Sara Lee Hosiery, S.A. de C.V., Rinbros, S.A. de C.V., and Maglificio Bellia S.p.A.

    The financial information about foreign and domestic operations can be found on page F-26 of this Report.

Item 2. Properties.

    Sara Lee operates 278 food processing and consumer product manufacturing plants, each containing more than 20,000 square feet in building area, in 25 states and 39 foreign countries. Sara Lee owns 215 and leases 63 of these plants. It also operates 132 warehouses containing more than 20,000 square feet in building area in 19 states and 25 foreign countries. Of these warehouses, 61 are owned and 71 are leased. The following table identifies the plants and warehouses presently owned or leased by Sara Lee that contain at least 250,000 square feet in building area.

                                                                                                    APPROXIMATE
                                                                                                   BUILDING AREA
                INDUSTRY SEGMENT AND                                                                    IN
               DIVISION OR SUBSIDIARY                 LOCATION                                      SQUARE FEET
----------------------------------------------------  ------------------------------------------  ---------------
SARA LEE FOODS
Aoste...............................................  Aoste, France                                     743,000
Aoste...............................................  Maclas, France                                    387,000
Aoste...............................................  Peyrolles, France                                 374,000
Aoste...............................................  St. Symphorien, France                            303,000
Bil Mar Foods.......................................  Zeeland, Michigan                                 577,000
Bryan Foods, Inc....................................  West Point, Mississippi                           769,000
Hillshire Farm & Kahn's.............................  Alexandria, Kentucky                              325,000
Hillshire Farm & Kahn's.............................  Cincinnati, Ohio                                  563,000
Hillshire Farm & Kahn's.............................  New London, Wisconsin                             565,000
Kitchens of Sara Lee................................  Bridlington, England                              285,000
Sara Lee Bakery.....................................  New Hampton, Iowa                                 294,000
Sara Lee Bakery.....................................  Tarboro, North Carolina                           346,000
Sara Lee Bakery.....................................  Traverse City, Michigan                           295,000
Sara Lee Processed Meats (Europe) B.V...............  Rio Maior, Portugal                               348,000
Sara Lee Processed Meats (Europe) B.V...............  Miralcamp, Spain                                  260,000

COFFEE AND TEA
Douwe Egberts Van Nelle Tabaksmaatschappij B.V......  Rotterdam, the Netherlands                        605,000
Koninklijke Douwe Egberts B.V.......................  Joure, the Netherlands                          1,094,000
Koninklijke Douwe Egberts B.V.......................  Utrecht, the Netherlands                          577,000
Koninklijke Douwe Egberts B.V.......................  Zaandam, the Netherlands                          367,000
Van Nelle International B.V.........................  Joure, the Netherlands                            301,000*

HOUSEHOLD AND BODY CARE
Bama Polska.........................................  Polska, Poland                                    260,754
Kiwi Brands.........................................  Douglassville, Pennsylvania                       290,000
Kiwi Brands Pty. Ltd................................  Clayton, Australia                                313,000
Sara Lee/DE Espana S.A..............................  Santiga, Spain                                    284,000*
Sara Lee/DE Germany.................................  Dusseldorf, Germany                               333,000*
Sara Lee Household & Body Care U.K. Limited.........  Slough, England                                   318,000

FOODSERVICE
PYA/Monarch, Inc....................................  Charlotte, North Carolina                         415,000
PYA/Monarch, Inc....................................  Bloomington, Indiana                              321,000
PYA/Monarch, Inc....................................  Lexington, South Carolina                         364,000
PYA/Monarch, Inc....................................  Montgomery, Alabama                               276,000

                                                                                                    APPROXIMATE
                                                                                                   BUILDING AREA
                INDUSTRY SEGMENT AND                                                                    IN
               DIVISION OR SUBSIDIARY                 LOCATION                                      SQUARE FEET
----------------------------------------------------  ------------------------------------------  ---------------
BRANDED APPAREL
Canadelle Limited Partnership.......................  Montreal, Canada                                  289,000
Champion Products, Inc..............................  Laurel Hill, North Carolina                       368,000
Champion Products, Inc..............................  Dunn, North Carolina                              289,000
Coach Leatherware...................................  Jacksonville, Florida                             357,000*
Dim, S.A............................................  Autun, France                                     328,000
Filodoro Calze SpA..................................  Casalmoro, Italy                                  343,000
Filodoro Calze SpA..................................  Casalmoro, Italy                                  251,000
L'eggs Products.....................................  Clarksville, Arkansas                             321,000
L'eggs Products.....................................  Rockingham, North Carolina                        440,000
Playtex Apparel, Inc................................  Dover, Delaware                                   424,000
Sara Lee Direct.....................................  Rural Hall, North Carolina                        598,000*
Sara Lee Hosiery....................................  East Rockingham, North Carolina                   330,000*
Sara Lee Hosiery....................................  Winston-Salem, North Carolina                     770,000
Sara Lee Hosiery....................................  Darlington, South Carolina                        287,000
Sara Lee Knit Products..............................  Martinsville, Virginia                            704,000*
Sara Lee Knit Products..............................  Rural Hall, North Carolina                        986,000
Sara Lee Knit Products..............................  Winston-Salem, North Carolina                     568,000
Sara Lee Knit Products..............................  Winston-Salem, North Carolina                     395,000
Sara Lee Sock Company...............................  Kernersville, North Carolina                      340,000
Vatter GmbH.........................................  Rheine, Germany                                   549,000

------------

* These facilities are leased; the remainder are owned by Sara Lee.

Item 3. Legal Proceedings.

    Sara Lee is a party to various pending legal proceedings and claims. Some of the proceedings and claims against Sara Lee are for alleged environmental contamination, and arise under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). CERCLA imposes liability, regardless of fault, on certain classes of parties that are considered to be responsible for contamination at a site. Although any one party can be held responsible for all the costs of investigation and cleanup, those costs are usually allocated among parties based on a variety of factors, such as the amount of waste each contributed to the site. Although the outcome of the pending legal proceedings, including Superfund claims, cannot be determined with certainty, Sara Lee's General Counsel and management are of the opinion that the final outcomes should not have a material adverse effect on Sara Lee's consolidated results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

    Not Applicable.

                                    PART II

Item 5. Market for Sara Lee's Common Equity and Related Stockholder Matters.

    Sara Lee's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of September 1, 1998, Sara Lee had approximately 84,696 holders of record of its common stock. Information about the high and low sales prices for each full quarterly period and the amount of cash dividends declared on Sara Lee's common stock during the past three fiscal years is set forth on page F-28 of this Report.

Item 6. Selected Financial Data.

    Financial information for Sara Lee for the five fiscal years ended June 27, 1998, is set forth on pages F-2 and F-3 of this Report. Such information should be read in conjunction with the consolidated Financial Statements and related Notes to Financial Statements on pages F-4 through F-28 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This discussion and analysis of results of operations, financial condition and risk management should be read in conjunction with the General Development of Business on pages 1 through 5, Narrative Description of Business on pages 5 through 9, and the Consolidated Financial Statements and related Notes to Financial Statements on pages F-4 through F-28 of this Report.

RESULTS OF OPERATIONS

    1998 RESTRUCTURING

    In the second quarter of fiscal 1998, the Corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities -- 86 facilities are owned and 30 are leased. This restructuring provision reduced income before income taxes, net income and basic earnings per share in 1998 by $2,040 million, $1,625 million and $3.46 per share, respectively. The 1998 pretax income of the Corporation's industry segments includes the following restructuring charges: Sara Lee Foods -- $208 million; Coffee and Tea -- $71 million; Household and Body Care -- $185 million; Foodservice -- $2 million; and Branded Apparel -- $1,574 million.

    Of the total pretax charge for restructuring, $899 million relates to anticipated losses associated with the disposal of manufacturing and distribution facilities. Substantially all of these facilities were acquired through a series of business combinations and capital expenditures made between 1988 and 1994. The gross book value of the manufacturing and distribution assets to be disposed of was $2,312 million. $830 million of the restructuring charge relates to goodwill associated with the disposition of the remaining assets from various business combinations in the period from 1988 through 1992. The gross book value of the goodwill being disposed of was $1,136 million. The remainder of the charge consists of $219 million for pension and social costs associated with the facility disposals; $47 million for anticipated costs to close and dispose of idled facilities; and $45 million for anticipated losses on the disposal of certain equity and cost method investments. Of the total after-tax provision, 89% is non-cash and 11% will require cash outflows.

    Management's decision to restructure its worldwide manufacturing and distribution operations resulted from a change in the Corporation's strategic direction, which was precipitated by fundamental changes in the economic environment in which it operates. Historically, the Corporation has manufactured the branded consumer products it markets. The Corporation's strategy was to vertically integrate the manufacturing processes into the business in order to assure a readily available product source that met quality standards. Contributing factors to this situation included trade barriers associated with apparel products that limited the utilization of product sourcing options outside the United States. In addition, alternative sources for other products were not generally considered reliable or cost efficient.

    In recent years, several significant external economic factors have caused the Corporation to modify its strategy. As the global economy has grown and trade barriers have fallen, alternative sources of competitively priced manufactured products have increased. In addition, business entities all over the world have become increasingly specialized and efficient by focusing on core competencies such as manufacturing, distribution and marketing. Since many of the corporation's manufacturing processes do not involve proprietary or sophisticated technology, a number of efficient and reliable third-party suppliers have grown in this economic environment.

    Secondly, the Corporation has historically operated in a highly decentralized manner. A large number of discrete profit centers have been maintained with each entity having separate manufacturing, distribution and administrative functions for the branded products it markets. The Corporation has numerous business entities in each segment producing comparable and, in some cases, competing products under varying brand names. The elimination of certain of these assets will result in a more efficient combined operation. Finally, excess manufacturing capacity has developed in the markets for certain of the Corporation's products. Lower worldwide demand for products such as sheer hosiery, as well as competitive pressures from other manufacturers, are causal factors. A substantial portion of the total restructuring charge is to eliminate excess manufacturing and distribution capacity and thereby improve the long-term profitability of the Corporation.

    In the past year, two significant competitors in the branded apparel business have also announced plans to close a substantial portion of their productive capacity for competitive reasons. This, along with the economic factors that resulted in the restructuring plan, have depressed the prices for the manufacturing assets to be disposed. The estimated net realizable values for the assets being disposed are responsible for the $1,729 million loss associated with long-lived assets.

    The current competitive environment has allowed the Corporation to purchase needed commodities from a number of suppliers at prices which are less than, or equal to, prior manufacturing costs. Such purchases are generally made under short-term contracts that are cancelable without penalty by either party upon less than six months notice. The Corporation anticipates that it will be able to continue sourcing needed commodities in this manner.

    As of the close of fiscal 1998, facilities representing 49% of the estimated loss have been sold or closed. The Corporation expects to complete the restructuring by the year 2000, and it is anticipated that the remaining costs of the plan will be funded from internal sources and available borrowings. Operating costs in fiscal 1998 were lowered by $61 million, primarily as a result of lower plant overhead and amortization expense. The Corporation expects the restructuring plan to generate increased savings in subsequent years, growing to an annual savings of approximately $200 million in 2001. Savings from the planned actions will be used for both business-building initiatives and profit improvement. The restructuring reserve is analyzed in greater detail in the Restructuring Provision note to the financial statements on page F-19.

CONSOLIDATED RESULTS -- 1998 COMPARED WITH 1997

    Net sales increased 1.4% to $20.0 billion in 1998, from $19.7 billion in 1997. Businesses acquired net of businesses sold subsequent to the start of 1997 increased net sales by 2.2%. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales by 4.4%. Thus, on a comparable basis, sales increased 3.6%. Comparable sales growth was approximately 8% in the Foodservice, Coffee and Tea, and Household and Body Care business segments. Comparable sales growth in the Branded Apparel segment was 2.4%, while Sara Lee Foods' sales were essentially the same as the prior year after excluding the impacts of acquisitions, dispositions and foreign currency movements.

    The gross profit margin was 38.4% in 1998, compared with 37.8% in 1997. Higher gross margins in the Corporation's Sara Lee Foods, Foodservice, Household and Body Care and Branded Apparel segments more than offset gross margin declines in Coffee and Tea. Operating income (pretax earnings before interest and corporate expenses) increased $38 million, or 2.0%, excluding the restructuring charge. Businesses acquired net of businesses sold subsequent to the start of 1997 increased operating income by 1.9%. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by 5.5%. Thus, on a comparable basis, operating income increased 5.6%. The benefits associated with the 1998 restructuring had a significant impact on the improvement in operating income.

    Net interest expense was $176 million in 1998, compared with $159 million in 1997. The higher interest expense was attributable to higher average total borrowings during the year offset in part by the strengthening of the U.S. dollar relative to foreign currencies. Unallocated corporate expenses, which are costs not directly attributable to specific segment operations, decreased in 1998. The strengthening of the U.S. dollar relative to foreign currencies reduced foreign-denominated minority interest expense and also had a positive impact on the hedging of foreign currency movements. In addition, 1997 corporate unallocated expenses were negatively impacted by expenses associated with certain sold companies.

    The effective tax rate, excluding the restructuring charge, was 31.0% in 1998 as compared to 32.0% in 1997. The reduction in the tax rate was attributable primarily to increased earnings in certain foreign jurisdictions that had lower tax rates than the United States. Including the 1998 restructuring, the Corporation recognized a pretax loss of $443 million and a tax provision of $80 million. The 20.4% effective tax rate associated with the $2,040 million pretax restructuring charge was attributable primarily to the $830 million nondeductible goodwill component.

    Excluding the 1998 restructuring charge, net income increased 9.3% to $1,102 million, and basic earnings per share increased 13.2% to $2.32. Basic earnings per share, excluding the restructuring charge, increased at a rate in excess of net income primarily because of fewer shares outstanding during the period and lower preferred dividends. Including the restructuring charge, the corporation recognized a net loss of $523 million or $1.14 per share.

    For the year ended June 27, 1998, approximately 2% of the Corporation's sales and 1% of the pretax profits, excluding the restructuring charge, were derived from Asia. The recent financial problems in the area have not had a material impact on the consolidated results of the Corporation.

CONSOLIDATED RESULTS -- 1997 COMPARED WITH 1996

    Net sales increased 6.0% to $19.7 billion in 1997, from $18.6 billion in 1996. Businesses acquired net of businesses sold subsequent to the start of 1996 increased net sales by approximately 6.0%. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales growth by approximately 2.3%. Thus, on a comparable basis, sales increased 2.3%. Comparable sales growth by segment was approximately 7% in Foodservice, 3% in Sara Lee Foods and Household and Body Care, 2% in Coffee and Tea, and 1% in Branded Apparel.

    The gross profit margin was 37.8% in 1997, compared to 38.4% in 1996. The reduction in 1997 was attributable primarily to lower margins in the corporation's Branded Apparel segment, offset in part by improved margins in Coffee and Tea, and Household and Body Care. Operating income increased 6.2%. Businesses acquired net of businesses sold subsequent to the start of 1996 increased operating income by 2.9%. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by 3.3%. Thus, on a comparable basis, operating income increased 6.6%.

    Net interest expense was $159 million in 1997, compared with $173 million in 1996. The lower interest expense was attributable to lower average interest rates and average borrowings. Unallocated corporate expenses increased 8.3% over 1996. This increase is due to higher administrative costs and expenses associated with certain sold companies, offset by positive impacts of hedging foreign currency movements.

    The effective tax rate was 32.0% in 1997, compared with 33.5% in 1996. The reduction in the tax rate was attributable primarily to increased earnings in foreign jurisdictions that had lower tax rates than the United States.

    Net income for 1997 increased 10.1% to $1.0 billion and basic earnings per share increased 10.8% to $2.05. The higher percentage increase in basic earnings per share to net income was attributable primarily to lower preferred dividends.

OPERATING RESULTS BY BUSINESS SEGMENT -- 1998 COMPARED WITH 1997

    During the fourth quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments that is consistent with that made available to the management of the Corporation to assess performance. As a result of this change, the Corporation will report segment performance on an after-tax basis and will separately report information on its Foodservice operations. In determining the net income of each segment, the Corporation's net interest expense is allocated based upon the average invested capital in each business, and effective tax rates are determined for each business segment. Comparative segment information is presented on page F-25.

    The following comments regarding business segment performance exclude the restructuring charge discussed above.

    Net sales in the Sara Lee Foods segment increased in 1998 by 1.6%, while operating income increased 11.3%. The improved level of profitability was largely due to lower hog costs; new product activity focusing on higher-margin "better-for-you" and convenience items; and the benefits associated with the restructuring. Excluding the impact of acquisitions and changes in foreign currencies, Sara Lee Foods sales approximated 1997 levels while operating income increased 11.9%. Unit volumes for worldwide Packaged Meats rose 2%, led by gains in key categories such as hot dogs, sausage products, ham, bacon and breakfast sandwiches. Worldwide unit volumes for Sara Lee Bakery were flat for the full year. All unit volume comparisons exclude acquisitions. Interest expense allocated to the Sara Lee Foods segment increased $6 million. This business had a higher share of the invested capital of the Corporation and consolidated net interest increased over 1997 levels. Net income grew to $252 million, an increase of 9.1%.

    Coffee and Tea sales and operating income declined 0.3% and 2.5%, respectively, in 1998. These results reflect the impact of a stronger U.S. dollar relative to European currencies. Excluding the impact of acquisitions and changes in foreign currencies, Coffee and Tea sales and operating income increased by approximately 8.0%. Unit volumes for retail and out-of-home roasted coffee declined 7%, reflecting higher green coffee costs and increased consumer prices throughout most of the year. Performance was aided by a continued emphasis on operating efficiencies. Interest expense allocated to the Coffee and Tea segment increased $4 million, primarily as a result of this business having a higher share of the invested capital of the Corporation. Net income declined to $285 million, or 2.0%.

    Net sales in the Household and Body Care segment increased 8.7%, while operating income increased 10.4%. These results were also significantly affected by the impact of the stronger U.S. dollar relative to foreign currencies during the year. Excluding the impact of acquisitions and changes in foreign currencies, Household and Body Care sales and operating income increased by 7.7% and 18.9%, respectively. The Household and Body Care segment has four core categories: shoe care, body care, insecticides and air fresheners. Unit sales for these four product lines, excluding acquisitions, grew 11% for the year. The profit growth is attributable primarily to strong gross margin improvement, significant market share gains and new product introductions. The direct selling component of this segment reported increased sales and profits principally on the contributions of operations in Mexico and the Australian company Nutri-Metics International, acquired in 1998. Interest expense allocated to the Household and Body Care segment increased $7 million. This business had a higher share of the invested capital of the Corporation and consolidated net interest increased over 1997 levels. Net income increased 9.0% to $142 million.

    Foodservice operations produced sales growth of 8.9% and operating income growth of 9.4%. Excluding acquisitions, sales and operating income grew 7.7% and 9.1%, respectively. Foodservice unit volumes increased 7% for the year, excluding acquisitions. The improved sales and profits were attributable largely to a continued focus on low-cost production and geographic expansion throughout the South, Midwest and Eastern portions of the United States. Interest allocated to this segment increased slightly, and net income grew 8.7% to $52 million.

    Sales and operating income of the Branded Apparel segment declined 2.2% and 3.5%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales increased 2.4% while operating income declined 3.5%. The Corporation's worldwide Intimate Apparel business had increased sales and operating income in 1998 as a result of product innovations and design advancements that strengthened its core brands. Unit volumes increased 7%, excluding acquisitions, with growth in both North America and Europe. Worldwide unit volumes for Knit Products grew 6% led by gains in underwear and activewear. Knit Products operating income declined slightly as a result of the impact of the stronger dollar, competitive pricing pressures and lower results by the Champion business. Due to a continuing global decline in the sheer hosiery market, the worldwide Legwear business had lower sales in 1998. However, profits improved as the Corporation streamlined manufacturing, boosted productivity and simplified its product mix. Worldwide Legwear unit volumes declined 3% reflecting a 7% decline in sheer hosiery, partially offset by an 11% increase in socks. The Coach leatherware business had lower sales and operating income in 1998 as a result of difficult market conditions in Asia. Interest allocated to this segment declined slightly as a result of this business having a lower share of the invested capital of the Corporation. The effective tax rate of the Branded Apparel segment declined as a result of increased earnings in foreign jurisdictions that had lower tax rates than the United States and a lower amount of nondeductible goodwill amortization. Net income increased 0.3% to $484 million.

OPERATING RESULTS BY BUSINESS SEGMENT -- 1997 COMPARED WITH 1996

    Net sales and operating income in the Sara Lee Foods segment increased in 1997 by 21.1% and 12.9%, respectively, largely due to the acquisition of the European processed meats company, Aoste. Excluding the impact of acquisitions and changes in foreign currencies, Sara Lee Foods sales and operating income increased by 2.6%. Unit volumes for worldwide Packaged Meats were flat for the fiscal year, reflecting higher commodity costs that affected retail prices for most products. Worldwide unit volumes for the Bakery business declined 5% for the full year, reflecting a soft U.S. retail environment for frozen baked goods. All unit volume comparisons exclude acquisitions. Interest expense allocated to the Sara Lee Foods segment increased by $3 million, primarily as a result of this business having a higher share of the invested capital of the Corporation. Net income increased 11.5% to $232 million.

    Net sales in the Coffee and Tea segment decreased 2.9% while operating income increased 2.9%. These results reflect the negative impact of a stronger U.S. dollar relative to European currencies. Excluding the impact of acquisitions and changes in foreign currencies, Coffee and Tea sales and operating income increased in 1997 by 2.1% and 11.7%, respectively. Operating margins improved as a result of lower coffee costs in the first half of the year, improved operating efficiencies and increased sales of higher-margin products. Unit volumes for roasted coffee increased 3%. Interest expense allocated to this business segment declined 8.7% and net income increased 6.2% to $290 million.

    Net sales in the Household and Body Care segment increased 0.3% while operating income increased 6.4%. Results benefited from increased profitability within several Household and Body Care categories including shoe care, body care and direct selling. Excluding the impact of acquisitions and changes in foreign currencies, Household and Body Care sales and operating income increased in 1997 by 3.0% and 10.4%, respectively. Net income increased 11.0% as a result of a lower effective tax rate.

    Foodservice sales and operating income increased 7.8% and 12.1%, respectively. Excluding the impact of acquisitions, sales grew at 6.7% and operating income grew at 12.2%. Foodservice unit volumes increased 4% for the full year, and selling, general and administrative costs declined as a percent of sales. Net income increased 16.1% over the prior year as interest expense and the effective tax rate declined.

    During 1997, Branded Apparel sales and operating income increased 1.5% and 4.4%, respectively. The improvement in segment profitability was attributable primarily to incremental savings from the 1994 restructuring and lower LIFO inventory provisions. Unit volumes for Branded Apparel's major product categories increased 3% for the year. Excluding the impact of acquisitions and changes in foreign currencies, Branded Apparel sales and operating income increased 0.9% and 3.8%, respectively. During the year, the Branded Apparel segment had a lower share of the invested capital of the Corporation and this, along with lower borrowing costs, reduced the interest allocated to this business by 13.7%. The effective tax rate attributable to the Branded Apparel business declined as a result of increased earnings in foreign jurisdictions that had lower tax rates than the United States. Net income increased 10.7% over the prior year to $483 million.

FINANCIAL POSITION

    Net cash provided from operating activities was $1.9 billion in 1998, $1.6 billion in 1997 and $1.3 billion in 1996. Excluding the 1998 restructuring charge, which was primarily non-cash, net income increased and working capital management improved substantially in fiscal 1998. Higher profitability and lower working capital requirements were also responsible for the improved 1997 operating cash flow results.

    Net cash used in investment activities was $275 million in 1998, $1.0 billion in 1997 and $693 million in 1996. Cash received for businesses and property sold in 1998 was $418 million in excess of that received in 1997. In addition, cash outflows for business acquisitions and capital expenditures declined $354 million from 1997 levels. The lower level of cash used for investment activities reflects the Corporation's decision to pursue a new strategic direction and the related restructuring plan.

    During 1998, the Corporation acquired several companies for an aggregate purchase price of $393 million in cash and $10 million of common stock. The principal acquisitions were Nutri-Metics International Holding Pty. Ltd., an Australian manufacturer and direct marketer of skin care products and toiletries; Cafe do Ponto, S.A., a Brazilian manufacturer and retailer of roasted and ground coffee; and Hornimans, a tea and sweetener distributor in Spain. The Corporation also divested the production facilities and related working capital of its yarn and textile manufacturing business. A loss was recognized on the disposition of the manufacturing facilities in connection with the 1998 restructuring, and the related working capital was sold for its net book value.

    In the fourth quarter of fiscal 1998, the corporation announced plans to sell its international cut tobacco business, Douwe Egberts Van Nelle Tobacco, to Imperial Tobacco Group PLC, a major tobacco company based in the United Kingdom. Cash proceeds of $391 million were received in July 1998. Additional cash payments may be received beginning in fiscal 2004; however, these payments are dependent upon significant contingencies related to the ongoing operation of the sold business. Receipt of these contingent payments is not assured.

    During 1997, the Corporation acquired several companies for an aggregate purchase price of $674 million in cash and $18 million of common stock. The principal acquisitions were Aoste, a European manufacturer of processed meat products; Lovable Italiana S.p.A., an intimate apparel company; and Brossard France S.A., a French manufacturer and marketer of bakery products. The Corporation also divested a minority ownership position in JP Foodservice, a domestic distributor of food products, and a controlling interest in Aris Isotoner, a manufacturer of gloves and accessories. No material gain or loss was recognized on these divestments.

    Capital expenditures were $474 million in 1998 as compared to $547 million in 1997 and $542 million in 1996. The Corporation expects 1999 capital expenditures to be in the range of $400 million to $500 million. The 1999 expenditures will be funded by internal sources and available borrowing capacity. The corporation retains substantial flexibility to adjust its spending levels in order to act upon other opportunities, including share repurchases and business acquisitions.

    During 1998, cash of $1,650 million was used for financing activities. Cash expended for the purchase of the Corporation's common stock totaled $1,500 million. In addition, the Corporation used $200 million to redeem preferred stock and $447 million to pay dividends. Net borrowings provided $411 million of cash in 1998. During 1997, cash of $468 million was used for financing activities. $393 million was expended for the purchase of the Corporation's common stock and was largely offset by net additional borrowings of $362 million. Dividend payments in 1997 totaled $430 million. For fiscal 1998, operating cash flow was 56.8% of average total debt as compared to 49.3% in 1997. The corporation's stated objective is to maintain a ratio of operating cash flow to average total debt of at least 40% over time.

YEAR 2000 COMPLIANCE

    In January 1996, the Corporation initiated a program to address the Year 2000 issues that affect its operations. Essentially, the Year 2000 problem consists of computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. The aforementioned program is designed to identify and correct these problems.

    The program has been developed with the help of independent consultants and consists of various steps of evaluation and remediation in the affected areas of the Corporation. These areas include order, production, distribution and financial systems. In addition, all third parties with whom there is systems interaction, including outsourced services, and customers and suppliers, are being surveyed to determine Year 2000 compliance or the need for remediation efforts. As of the end of fiscal 1998, approximately 40% of the Corporation's worldwide systems were Year 2000-compliant with the remaining areas targeted for compliance by the end of fiscal 1999. The total cost of this project is estimated to be $50 million, of which approximately one-half has been expensed. These costs have not had, nor are expected to have, a material effect on the Corporation's financial position, results of operations or cash flows in any of the years in which spending has or will occur. This expectation assumes that the Corporation will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers.

    In the event that the efforts of this program do not address all potential systems problems, the Corporation is currently developing contingency plans to ensure that it will be able to operate the critical areas of its business. This process includes developing alternative plans to engage in business activities with customers and suppliers should they not be Year 2000-compliant. These plans will continue to be monitored for completion as we approach the year 2000.

FORWARD-LOOKING INFORMATION

    From time to time, in written reports and oral statements, the Corporation discusses its expectations regarding future performance. For example, such "forward-looking statements" are contained in the 1998 Annual Report in the Chairman's Letter to Stockholders (pages 17-18); President's Letter (page 21); Operations Review (pages 22-35); and the Financial Performance and Financial Review, including Management's Discussion and Analysis (pages 36-45). These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ materially from those expressed or implied in the forward-looking statements. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Corporation's ability to achieve its stated goals are the following: (i) the Corporation's ability to realize forecasted savings, as well as improvements in productivity and efficiency, from its restructuring program; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Corporation's products; (iii) fluctuations in the cost and availability of various raw materials; (iv) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (v) the Corporation's ability to successfully integrate acquisitions into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; and (vi) the Corporation's ability, and our suppliers' and customers' ability, to adequately address the "Year 2000" computer issue. In addition, the Corporation's results may also be affected by general factors, such as economic conditions and political developments in the markets where the Corporation competes, including changes in currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations generally affecting our businesses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

    FOREIGN EXCHANGE

    The Corporation uses primarily foreign currency forward contracts to hedge its exposure from adverse changes in foreign exchange rates. The Corporation's exposure to foreign exchange rates exists primarily with the Dutch guilder, French franc, Italian lira, Spanish peseta and British pound against the U.S. dollar. Hedging is accomplished through the use of financial instruments as the gain or loss on the hedging instrument offsets the gain or loss on an asset, liability or a basis adjustment to a firm commitment. Hedging of anticipated transactions is accomplished with financial instruments as the gain or loss on the hedge occurs on or near the maturity date of the anticipated transactions.

    INTEREST RATES

    The Corporation uses interest rate swaps to modify its exposure to interest rate movements and to reduce borrowing costs. The Corporation's net exposure to interest rate risk consists of floating rate instruments that are benchmarked to U.S. and European short-term money market interest rates. Interest rate risk management is accomplished through the use of swaps to create synthetic debt instruments.

    COMMODITIES

    The Corporation is a purchaser of certain commodities such as beef, pork, cotton, coffee, wheat, corn, soybean and corn oils, and sugar. The Corporation generally buys these commodities based upon market prices that are established with the vendor as part of the purchase process. The Corporation does not use significant levels of commodity financial instruments to hedge commodity prices due to a high correlation between the commodity cost and the ultimate selling price of the Corporation's products.

    RISK MANAGEMENT ACTIVITIES

    The Corporation maintains risk management control systems to monitor the foreign exchange, interest rate and commodity risks, and the Corporation's offsetting hedge positions. The risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.

    VALUE AT RISK

    The value at risk estimations are intended to measure the maximum amount the Corporation could lose from adverse market movements in interest rates and foreign exchange rates, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair-market value loss. As a result, foreign exchange gains or losses that are charged directly to translation adjustments in common stockholders' equity are included in this estimate. The value at risk estimation utilizes historical interest rates and foreign exchange rates from the past year to estimate the volatility and correlation of these rates in the future. The model uses the variance-covariance statistical modeling technique and includes all interest-rate sensitive debt and swaps, foreign exchange hedges and their corresponding underlying exposures. The estimated value at risk amounts shown below represent the potential loss the Corporation could incur from adverse changes in either interest rates or foreign exchange rates for a one-day period. The average value at risk represents the simple average of the quarterly amounts for the past year. These amounts are not significant compared with the equity, historical earnings trend or daily change in market capitalization of the Corporation.

                                                               TIME     CONFIDENCE
VALUE AT RISK AMOUNTS                    AMOUNTS   AVERAGE   INTERVAL     LEVEL
---------------------------------------  -------   -------   --------   ----------
                                                   (DOLLARS IN MILLIONS)
Interest rates.........................   $ 4.8     $ 4.6     1 day         95%
Foreign exchange.......................    13.6      13.0     1 day         95

    SENSITIVITY ANALYSIS

    For commodity derivative instruments held, the Corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the Corporation's commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the underlying exposure. At year-end, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $2.9 million. This amount is not significant compared with the earnings and equity of the Corporation.

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

                           AGE AT                                                  FIRST
                         OCTOBER 29,                                             ELECTED AN
         NAME               1998              OFFICES AND POSITIONS HELD          OFFICER
-----------------------  -----------   ----------------------------------------  ----------
John H. Bryan..........      62        Chairman of the Board, Chief Executive      3/28/74
                                       Officer and Director
C. Steven McMillan.....      52        President, Chief Operating Officer and      3/31/83
                                       Director
Frank L. Meysman.......      46        Executive Vice President and Director       3/31/94
James R. Carlson.......      56        Senior Vice President                        7/1/93
Gary C. Grom...........      51        Senior Vice President -- Human Resources   10/25/90
Janet Langford Kelly...      40        Senior Vice President, Secretary and        1/26/95
                                       General Counsel
Mark J. McCarville.....      52        Senior Vice President -- Corporate          6/24/82
                                       Development
Judith A. Sprieser.....      45        Senior Vice President and Chief             11/1/94
                                       Financial Officer
Gerald W. Evans........      39        Vice President                              3/26/98

------------

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

    The information set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11. Executive Compensation.

    The information set forth in the Proxy Statement under the captions "Director Compensation" and "Executive Compensation," is incorporated herein by reference; provided, however, that the Report of the Compensation and Employee Benefits Committee on Executive Compensation and the Performance Graph contained in the Proxy Statement are not incorporated by reference. The information set forth in the second paragraph under Item 13 below is also incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    (a) No person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by Sara Lee to beneficially own more than 5% of any class of Sara Lee's voting securities. As of September 1, 1998, State Street Bank & Trust Company of Boston, as trustee ("Trustee") of the Sara Lee Corporation Employee Stock Ownership Plan ("ESOP"), held in trust 4,126,299 shares (100% of the outstanding shares) of Sara Lee's Employee Stock Ownership Plan Convertible Preferred Stock ("ESOP Stock"), of which 1,714,146 shares (42%) were allocated to participant accounts and 2,412,153 shares (58%) were unallocated shares. Each ESOP participant is entitled to direct the Trustee how to vote the shares allocated to such participant's account, as well as a proportionate share of unallocated or unvoted shares. The ESOP Stock votes as a class with the common stock and each share of ESOP Stock is entitled to 5.132 votes. Each share of ESOP Stock is convertible into four shares of Sara Lee common stock.

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

Item 13. Certain Relationships and Related Transactions.

    During fiscal 1998, Sara Lee paid fees for legal services performed by the law firm of Sidley & Austin, to which Newton N. Minow is of counsel, and the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., of which Vernon E. Jordan, Jr. is a senior partner. Messrs. Minow and Jordan served as directors of Sara Lee during the 1998 fiscal year.

    During fiscal 1998, various Sara Lee subsidiaries spent approximately $3.5 million to purchase truck trailers, parts and related services from Great Dane Limited Partnership, a partnership in which James S. Crown and members of his immediate family have an interest. Mr. Crown served as a director of Sara Lee for a portion of the 1998 fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                            PAGE
                                                                            ----
(a) 1.  FINANCIAL STATEMENTS
       Report of Independent Public Accountants...........................   F-1

       Consolidated Statements of Income -- Years ended June 29, 1996,
       June 28, 1997 and June 27, 1998....................................   F-4

       Consolidated Balance Sheets -- June 29, 1996, June 28, 1997 and
       June 27, 1998......................................................   F-5

       Consolidated Statements of Common Stockholders' Equity -- Balances
       at June 29, 1996, June 28, 1997 and June 27, 1998..................   F-7

       Consolidated Statements of Cash Flows -- Years ended June 29, 1996,
       June 28, 1997 and June 27, 1998....................................   F-8

       Notes to Financial Statements......................................   F-9

                                                                            PAGE
                                                                            ----
    2.  FINANCIAL STATEMENT SCHEDULES
       Report of Independent Public Accountants...........................  F-29
       Schedule II -- Valuation and Qualifying Accounts...................  F-30

    3.  EXHIBITS                                   INCORPORATION BY REFERENCE
                                                   ------------------------------

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

    (10)            1. 1979 Stock Option Plan, as  Exhibit 10(1) to Report on
                      amended                      Form 10-K for Fiscal Year
                                                   ended July 1, 1995

                    2. 1981 Stock Option Plan, as  Exhibit 10(11) to Report on
                      amended                      Form 10-K for Fiscal Year
                                                   ended July 1, 1989

                    3. 1988 Non-Qualified Stock    Exhibit 10(3) to Report on
                      Option Plan, as amended      Form 10-K for Fiscal Year
                                                   ended July 1, 1995

                    4. 1989 Incentive Stock Plan,  Exhibit 10(4) to Report on
                      as amended                   Form 10-K for Fiscal Year
                                                   ended June 28, 1997

                    5. Supplemental Benefit Plan,  Exhibit 10(5) to Report on
                      as amended                   Form 10-K for Fiscal Year
                                                   ended June 28, 1997

                    6. Performance-Based Annual    Appendix A to Proxy Statement
                      Incentive Plan               dated September 20, 1995

                    7. 1995 Long-Term Incentive    Exhibit 10(16) to Report on
                      Stock Plan, as amended       Form 10-K for Fiscal Year
                                                   ended June 28, 1997
                    8. 1995 Non-Employee Director
                      Stock Plan, as amended

                    9. 1998 Long-Term Incentive    Appendix A to Proxy Statement
                      Stock Plan                   dated September 21, 1998

                   10. Accelerated Growth          Exhibit 10(12) to Report on
                      Incentive Plan Fiscal Years  Form 10-K for Fiscal Year
                      1990-1994                    ended June 30, 1990

                   11. 1991 Non-Qualified          Exhibit 10(15) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Base Salary)                ended June 29, 1991

                   12. 1992 Non-Qualified          Exhibit 10(15) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Base Salary)                ended June 27, 1992

                   13. FY '93 Non-Qualified        Exhibit 10(16) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Annual Bonus)               ended June 27, 1992

                   14. 1993 Non-Qualified          Exhibit 10(19) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Base Salary)                ended July 3, 1993

    EXHIBITS                                       INCORPORATION BY REFERENCE
                                                   ------------------------------
                   15. FY '94 Non-Qualified        Exhibit 10(20) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Annual Bonus)               ended July 3, 1993

                   16. 1994 Non-Qualified          Exhibit 10(14) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Base Salary)                ended July 2, 1994

                   17. FY '95 Non-Qualified        Exhibit 10(15) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Annual Bonus)               ended July 2, 1994

                   18. Non-Qualified Deferred
                      Compensation Plan (Annual
                      Bonus), as amended

                   19. Non-Qualified Deferred
                      Compensation Plan for
                      Outside Directors, as
                      amended

                   20. FY 1996-98 Long Term        Exhibit 10(20) to Report on
                      Performance Incentive Plan   Form 10-K for Fiscal Year
                                                   ended June 29, 1996

                   21. FY 1997-99 Long Term        Exhibit 10(21) to Report on
                      Performance Incentive Plan   Form 10-K for Fiscal Year
                                                   ended June 29, 1996

                   22. FY 1998-00 Long Term
                      Performance Incentive Plan

                   23. Non-Qualified Estate        Exhibit 10(17) to Report on
                      Builder Deferred             Form 10-K for Fiscal Year
                      Compensation Plan            ended June 29, 1985

                   24. Severance Policy for        Exhibit 10(23) to Report on
                      Corporate Officers, as       Form 10-K for Fiscal Year
                      amended                      ended June 28, 1997

                   25. Employment Agreement,       Exhibit 10(24) to Report on
                      dated January 1, 1996,       Form 10-K for Fiscal Year
                      between Sara Lee             ended June 28, 1997
                      Corporation and Frank L.
                      Meysman

                   26. Employment Agreement,       Exhibit 10(25) to Report on
                      dated January 1, 1996,       Form 10-K for Fiscal Year
                      between Sara Lee/ DE N.V.    ended June 28, 1997
                      and Frank L. Meysman and
                      attachments (translated
                      from Dutch)

                   27. Restricted Share Unit
                      Agreement dated April 29,
                      1998 between Sara Lee
                      Corporation and Frank L.
                      Meysman

                   28. Stockholder Rights          Exhibit 4.1 to Report on Form
                      Agreement, dated as of       8-K dated May 15, 1998
                      March 26, 1998 between Sara
                      Lee Corporation and First
                      Chicago Trust Company of
                      New York, as rights agent

    (12)            1. Computation of Ratio of
                      Earnings to Fixed Charges

    EXHIBITS                                       INCORPORATION BY REFERENCE
                                                   ------------------------------
                    2. Computation of Ratio of
                      Earnings to Fixed Charges
                      and Preferred Stock
                      Dividend Requirements

    (21)              List of Subsidiaries

    (23)              Consent of Arthur Andersen
                      LLP

    (24)              Powers of Attorney

    (27)              Financial Data Schedules

(b)    REPORTS ON FORM 8-K        A report on Form 8-K dated May 15, 1998 was
                                  filed during the last quarter of the period covered by this report. The report on Form 8-K related to the renewal of the Corporation's
                                  Stockholder Rights Plan.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sara Lee Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 23, 1998

                                SARA LEE CORPORATION

                                By:           /s/ JANET LANGFORD KELLY
                                     -----------------------------------------
                                                Janet Langford Kelly
                                               SENIOR VICE PRESIDENT,
                                           SECRETARY AND GENERAL COUNSEL

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 23, 1998.

          SIGNATURE                      CAPACITY
------------------------------  --------------------------

      /s/ JOHN H. BRYAN         Chairman of the Board,
------------------------------    Chief Executive Officer
        John H. Bryan             and Director

    /s/ C. STEVEN MCMILLAN
------------------------------  President, Chief Operating
      C. Steven McMillan          Officer and Director

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

              *
------------------------------  Director
       Paul A. Allaire

              *
------------------------------  Director
   Frans H.J.J. Andriessen

              *
------------------------------  Director
       Duane L. Burnham

              *
------------------------------  Director
       Charles W. Coker

              *
------------------------------  Director
        James S. Crown

          SIGNATURE                      CAPACITY
------------------------------  --------------------------

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

              *
------------------------------  Director
        John D. Zeglis

    *By Janet Langford Kelly as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

                                By:           /s/ JANET LANGFORD KELLY
                                     -----------------------------------------
                                                Janet Langford Kelly
                                                AS ATTORNEY-IN-FACT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
  SARA LEE CORPORATION:

    We have audited the accompanying consolidated balance sheets of SARA LEE CORPORATION (a Maryland corporation) AND SUBSIDIARIES as of June 27, 1998, June 28, 1997, and June 29, 1996, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended June 27, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sara Lee Corporation and Subsidiaries as of June 27, 1998, June 28, 1997, and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles.

                                          /s/  Arthur Andersen LLP

Chicago, Illinois
July 27, 1998

                     SARA LEE CORPORATION AND SUBSIDIARIES
                               FINANCIAL SUMMARY

                                                                                COMPOUND               YEARS ENDED
                                                                              GROWTH RATE         ----------------------
                                                                        ------------------------   JUNE 27,    JUNE 28,
                                                                          5 YEARS     10 YEARS     1998(1)       1997
                                                                        -----------  -----------  ----------  ----------
                                                                                                   (DOLLARS IN MILLIONS
                                                                                                  EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net sales.............................................................         6.5%         6.7%  $   20,011  $   19,734
Operating (loss) income...............................................      NM           NM              (97)      1,905
(Loss) income before income taxes.....................................      NM           NM             (443)      1,484
Net (loss) income.....................................................      NM           NM             (523)      1,009
Effective tax rate....................................................          --           --         18.0%       32.0%
------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets..........................................................         0.2%         8.2%  $   10,989  $   12,953
Total debt............................................................         4.8         11.8        3,077       2,664
Operating cash flow to average total debt (6).........................          --           --         56.8%       49.3%
Return on invested capital (7)........................................          --           --         17.5%       16.0%
------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE (8)..................................................
Net (loss) income -- basic............................................      NM           NM       $    (1.14) $     2.05
    Average shares outstanding (in millions)..........................        (0.5)%        0.6%         469         480
Net (loss) income -- diluted..........................................      NM           NM            (1.14)       1.97
    Average shares outstanding (in millions)..........................        (1.5)         0.5          469         502
Dividends (9).........................................................        10.0         12.0          .90         .82
Book value at year-end................................................       (11.6)         1.0         3.94        8.91
Market value at year-end..............................................        18.5         19.9        56.63       42.06
------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Net cash from operating activities....................................        17.9%        10.2%  $    1,935  $    1,552
Depreciation..........................................................         2.2          8.0          427         483
Amortization of intangibles...........................................         6.4         13.6          191         197
Capital expenditures..................................................        (8.2)         0.6          474         547
Media advertising expense.............................................         0.4          4.7          401         414
Total advertising and promotion expense...............................         6.3          9.4        1,972       1,937
Common stockholders of record.........................................          --           --       85,100      88,800
Number of employees...................................................          --           --      139,100     141,000
------------------------------------------------------------------------------------------------------------------------

(1) In 1998, a restructuring provision reduced operating income and income before income taxes by $2,040 and net income by $1,625.

(2) In 1994, a restructuring provision reduced operating income and income before income taxes by $732 and net income by $495. In addition, in 1994, the cumulative effect of adopting a mandated change in the method of accounting for income taxes reduced net income by $35.

(3) 53-week year.

(4) Fiscal 1992 income before income taxes includes a $412 gain on sale of business offset by a $190 restructuring provision. These transactions increased net income by $140.

(5) Fiscal 1989 income before income taxes includes an $87 gain on sales of businesses offset by a $55 restructuring provision. These transactions increased net income by $11.

(6) Average total debt includes total balance sheet debt, imputed lease liabilities and auction preferred stock.

(7) Excludes unusual items.

(8) Restated for the 2-for-1 stock splits in fiscal 1993 and 1990.

(9) Fiscal 1992 includes a $.12 special dividend.

NM = not meaningful

    THE NOTES TO FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE
                               FINANCIAL SUMMARY.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                               FINANCIAL SUMMARY

                                                                                YEARS ENDED
                                           --------------------------------------------------------------------------------------
                                           JUNE 29,    JULY 1,    JULY 2,    JULY 3,   JUNE 27,   JUNE 29,   JUNE 30,    JULY 1,
                                             1996       1995      1994(2)    1993(3)    1992(4)     1991       1990      1989(5)
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS
Net sales................................  $  18,624  $  17,719  $  15,536  $  14,580  $  13,243  $  12,381  $  11,606  $  11,718
Operating (loss) income..................      1,793      1,596        632      1,307      1,207      1,085        938        847
(Loss) income before income taxes........      1,378      1,219        389      1,082      1,174        830        713        639
Net (loss) income........................        916        804        199        704        761        535        470        410
Effective tax rate.......................       33.5%      34.1%      39.9%      34.9%      35.2%      35.5%      34.1%      35.8%
---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets.............................  $  12,602  $  12,431  $  11,665  $  10,862  $   9,989  $   8,122  $   7,636  $   6,523
Total debt...............................      2,296      2,597      2,859      2,433      1,780      1,772      1,866      1,799
Operating cash flow to average total debt
  (6)....................................       41.4%      40.6%      25.8%      31.7%      42.1%      37.3%      25.6%      27.9%
Return on invested capital (7)...........       15.0%      14.6%      12.6%      12.7%      13.3%      13.8%      14.3%      15.3%
---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE (8)
Net (loss) income -- basic...............  $    1.85  $    1.63  $     .37  $    1.41  $    1.55  $    1.08  $     .96  $     .89
    Average shares outstanding (in
      millions)..........................        482        478        477        481        471        461        457        448
Net (loss) income -- diluted.............       1.78       1.57        .36       1.36       1.50       1.05        .94        .88
    Average shares outstanding (in
      millions)..........................        503        498        498        506        496        486        480        454
Dividends (9)............................        .74        .67        .63        .56        .61        .46        .41        .35
Book value at year-end...................       8.91       8.20       6.92       7.31       7.05       5.48       4.97       4.21
Market value at year-end.................      32.50      28.50      20.63      24.25      24.81      20.19      14.56      13.47
---------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Net cash from operating activities.......  $   1,304  $   1,373  $     839  $     850  $     976  $     875  $     582  $     493
Depreciation.............................        454        436        414        383        354        302        268        215
Amortization of intangibles..............        180        170        154        139        118         92         83         65
Capital expenditures.....................        542        480        628        728        509        522        595        541
Media advertising expense................        444        422        371        392        325        288        313        303
Total advertising and promotion
  expense................................      1,838      1,675      1,498      1,455      1,294      1,067      1,013        925
Common stockholders of record............     91,300     93,400     95,600     88,100     75,400     69,400     64,800     56,500
Number of employees......................    135,300    149,100    145,900    138,000    128,000    113,400    107,800    101,800
---------------------------------------------------------------------------------------------------------------------------------


                                            JULY 2,
                                            1988(3)
                                           ---------
RESULTS OF OPERATIONS
Net sales................................  $  10,424
Operating (loss) income..................        753
(Loss) income before income taxes........        513
Net (loss) income........................        325
Effective tax rate.......................       36.7%
-----------------------------------------
FINANCIAL POSITION
Total assets.............................  $   5,012
Total debt...............................      1,013
Operating cash flow to average total debt
  (6)....................................       60.6%
Return on invested capital (7)...........       15.1%
-----------------------------------------
PER COMMON SHARE (8)
Net (loss) income -- basic...............  $     .72
    Average shares outstanding (in
      millions)..........................        442
Net (loss) income -- diluted.............        .71
    Average shares outstanding (in
      millions)..........................        447
Dividends (9)............................        .29
Book value at year-end...................       3.56
Market value at year-end.................       9.22
-----------------------------------------
OTHER INFORMATION
Net cash from operating activities.......  $     732
Depreciation.............................        198
Amortization of intangibles..............         53
Capital expenditures.....................        449
Media advertising expense................        253
Total advertising and promotion
  expense................................        801
Common stockholders of record............     52,400
Number of employees......................     85,700
-----------------------------------------

(1) In 1998, a restructuring provision reduced operating income and income before income taxes by $2,040 and net income by $1,625.

(2) In 1994, a restructuring provision reduced operating income and income before income taxes by $732 and net income by $495. In addition, in 1994, the cumulative effect of adopting a mandated change in the method of accounting for income taxes reduced net income by $35.

(3) 53-week year.

(4) Fiscal 1992 income before income taxes includes a $412 gain on sale of business offset by a $190 restructuring provision. These transactions increased net income by $140.

(5) Fiscal 1989 income before income taxes includes an $87 gain on sales of businesses offset by a $55 restructuring provision. These transactions increased net income by $11.

(6) Average total debt includes total balance sheet debt, imputed lease liabilities and auction preferred stock.

(7) Excludes unusual items.

(8) Restated for the 2-for-1 stock splits in fiscal 1993 and 1990.

(9) Fiscal 1992 includes a $.12 special dividend.

NM = not meaningful

    THE NOTES TO FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE
                                 FINANCIAL SUMMARY.

                     SARA LEE CORPORATION AND SUBSIDIAIRIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                          YEARS ENDED
                                                                                -------------------------------
                                                                                JUNE 27,   JUNE 28,   JUNE 29,
                                                                                  1998       1997       1996
                                                                                ---------  ---------  ---------
NET SALES.....................................................................  $  20,011  $  19,734  $  18,624
                                                                                ---------  ---------  ---------
Cost of sales.................................................................     12,331     12,267     11,470
Selling, general and administrative expenses..................................      5,907      5,824      5,603
Interest expense..............................................................        224        202        228
Interest income...............................................................        (48)       (43)       (55)
Restructuring charge..........................................................      2,040         --         --
                                                                                ---------  ---------  ---------
                                                                                   20,454     18,250     17,246
                                                                                ---------  ---------  ---------
(Loss) income before income taxes.............................................       (443)     1,484      1,378
Income taxes..................................................................         80        475        462
                                                                                ---------  ---------  ---------
NET (LOSS) INCOME.............................................................       (523)     1,009        916
Preferred dividends, net of tax...............................................        (14)       (26)       (27)
                                                                                ---------  ---------  ---------
Net (loss) income available for common stockholders...........................  $    (537) $     983  $     889
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
NET (LOSS) INCOME PER COMMON SHARE -- BASIC...................................  $   (1.14) $    2.05  $    1.85
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Average shares outstanding..................................................        469        480        482
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
NET (LOSS) INCOME PER COMMON SHARE -- DILUTED.................................  $   (1.14) $    1.97  $    1.78
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Average shares outstanding..................................................        469        502        503
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                               JUNE 27,   JUNE 28,   JUNE 29,
                                                                                 1998       1997       1996
                                                                               ---------  ---------  ---------
ASSETS
Cash and equivalents.........................................................  $     273  $     272  $     243
Trade accounts receivable, less allowances of $205 in 1998 and 1997 and $197
  in 1996....................................................................      1,800      1,841      1,728
Inventories
  Finished goods.............................................................      1,809      1,803      1,802
  Work in process............................................................        443        497        381
  Materials and supplies.....................................................        630        673        624
                                                                               ---------  ---------  ---------
                                                                                   2,882      2,973      2,807
Other current assets.........................................................        265        305        303
                                                                               ---------  ---------  ---------
Total current assets.........................................................      5,220      5,391      5,081
                                                                               ---------  ---------  ---------
Trademarks and other assets..................................................        501        536        636
Property
  Land.......................................................................        126        126        132
  Buildings and improvements.................................................      1,895      2,008      1,924
  Machinery and equipment....................................................      2,742      3,777      3,657
  Construction in progress...................................................        184        293        263
                                                                               ---------  ---------  ---------
                                                                                   4,947      6,204      5,976
  Accumulated depreciation...................................................      2,857      3,125      2,969
                                                                               ---------  ---------  ---------
Property, net................................................................      2,090      3,079      3,007
Intangible assets, net.......................................................      3,178      3,947      3,878
                                                                               ---------  ---------  ---------
                                                                               $  10,989  $  12,953  $  12,602
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                BALANCE SHEETS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                 JUNE 27,   JUNE 28,   JUNE 29,
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable..................................................................  $     586  $     476  $     319
Accounts payable...............................................................      2,003      1,703      1,592
Accrued liabilities
  Payroll and employee benefits................................................        684        701        702
  Advertising and promotion....................................................        338        337        290
  Taxes other than payroll and income..........................................        223        189        207
  Income taxes.................................................................        159        119        101
  Other........................................................................      1,519      1,236      1,296
Current maturities of long-term debt...........................................        221        255        135
                                                                                 ---------  ---------  ---------
Total current liabilities......................................................      5,733      5,016      4,642
                                                                                 ---------  ---------  ---------
Long-term debt.................................................................      2,270      1,933      1,842
Deferred income taxes..........................................................         22        416        333
Other liabilities..............................................................        538        543        604
Minority interest in subsidiaries..............................................        560        523        523
Preferred stock (authorized 13,500,000 shares; no par value)
  Auction: Issued and outstanding -- 2,000 shares in 1997 and 3,000 shares in
    1996; redeemable at $100,000 per share.....................................         --        200        300
  ESOP convertible: Issued and outstanding -- 4,208,297 shares in 1998,
    4,328,597 shares in 1997 and 4,468,303 shares in 1996......................        305        314        324
  Unearned deferred compensation...............................................       (255)      (272)      (286)
Common stockholders' equity
  Common stock: (authorized 600,000,000 shares; $1.33 1/3 par value) Issued and outstanding -- 460,664,857 shares in 1998, 480,277,317 shares in 1997 and
    485,054,554 shares in 1996.................................................        614        640        646
  Capital surplus..............................................................         --         --        141
  Retained earnings............................................................      2,036      4,274      3,783
  Translation adjustments......................................................       (784)      (618)      (227)
  Unearned restricted stock issued for future services.........................        (50)       (16)       (23)
                                                                                 ---------  ---------  ---------
Total common stockholders' equity..............................................      1,816      4,280      4,320
                                                                                 ---------  ---------  ---------
                                                                                 $  10,989  $  12,953  $  12,602
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                                                                                     UNEARNED
                                                               COMMON       CAPITAL     RETAINED     TRANSLATION    RESTRICTED
                                                    TOTAL       STOCK       SURPLUS     EARNINGS     ADJUSTMENTS       STOCK
                                                  ---------  -----------  -----------  -----------  -------------  -------------
BALANCES AT JULY 1, 1995........................  $   3,939   $     640    $      67    $   3,252     $       3      $     (23)
Net income......................................        916          --           --          916            --             --
Cash dividends
  Common ($.74 per share).......................       (358)         --           --         (358)           --             --
  Auction preferred ($4,219.00 per share).......        (13)         --           --          (13)           --             --
  ESOP convertible preferred ($5.4375 per
    share)......................................        (24)         --           --          (24)           --             --
Stock issuances
  Business acquisitions.........................         55           3           52           --            --             --
  Stock option and benefit plans................         93           6           87           --            --             --
  Restricted stock, less amortization of $13....         13           1           17           --            --             (5)
Reacquired shares...............................       (103)         (4)         (99)          --            --             --
Translation adjustments.........................       (230)         --           --           --          (230)            --
ESOP tax benefit................................         10          --           --           10            --             --
ESOP share redemption...........................          7          --            7           --            --             --
Other...........................................         15          --           10           --            --              5
--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 29, 1996.......................      4,320         646          141        3,783          (227)           (23)
Net income......................................      1,009          --           --        1,009            --             --
Cash dividends
  Common ($.82 per share).......................       (394)         --           --         (394)           --             --
  Auction preferred ($4,000.93 per share).......        (12)         --           --          (12)           --             --
  ESOP convertible preferred ($5.4375 per
    share)......................................        (24)         --           --          (24)           --             --
Stock issuances
  Business acquisitions.........................         18           1           17           --            --             --
  Stock option and benefit plans................         93           6           87           --            --             --
  Restricted stock, less amortization of $19....         19          --           13           --            --              6
Reacquired shares...............................       (393)        (14)        (281)         (98)           --             --
Translation adjustments.........................       (391)         --           --           --          (391)            --
ESOP tax benefit................................         10          --           --           10            --             --
ESOP share redemption...........................         10           1            9           --            --             --
Other...........................................         15          --           14           --            --              1
--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 28, 1997.......................      4,280         640           --        4,274          (618)           (16)
Net loss........................................       (523)         --           --         (523)           --             --
Cash dividends
  Common ($.90 per share).......................       (423)         --           --         (423)           --             --
  Auction preferred ($458.00 per share).........         (1)         --           --           (1)           --             --
  ESOP convertible preferred ($5.4375 per
    share)......................................        (23)         --           --          (23)           --             --
Stock issuances
  Business acquisitions.........................         10          --           10           --            --             --
  Stock option and benefit plans................         86           8           78           --            --             --
  Restricted stock, less amortization of $42....         34           1           67           --            --            (34)
Reacquired shares...............................     (1,500)        (36)        (186)      (1,278)           --             --
Translation adjustments.........................       (166)         --           --           --          (166)            --
ESOP tax benefit................................         10          --           --           10            --             --
ESOP share redemption...........................          9           1            8           --            --             --
Other...........................................         23          --           23           --            --             --
                                                  ---------       -----        -----   -----------        -----            ---
BALANCES AT JUNE 27, 1998.......................  $   1,816   $     614    $      --    $   2,036     $    (784)     $     (50)
                                                  ---------       -----        -----   -----------        -----            ---
                                                  ---------       -----        -----   -----------        -----            ---

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                        YEARS ENDED
                                                                            -----------------------------------
                                                                            JUNE 27,    JUNE 28,     JUNE 29,
                                                                              1998        1997         1996
                                                                            ---------  -----------  -----------
OPERATING ACTIVITIES
Net (loss) income.........................................................  $    (523)  $   1,009    $     916
Adjustments for noncash charges included in net (loss) income
  Depreciation............................................................        427         483          454
  Amortization of intangibles.............................................        191         197          180
  Restructuring charge....................................................      2,040          --           --
  (Decrease) increase in deferred taxes...................................       (405)         40           31
  Other noncash credits, net..............................................         (5)        (56)         (77)
  Changes in current assets and liabilities, net of businesses acquired and sold
    Decrease (increase) in trade accounts receivable......................          6         (66)        (138)
    (Increase) in inventories.............................................        (27)       (129)         (83)
    Decrease (increase) in other current assets...........................         34          17          (63)
    Increase in accounts payable..........................................         20          59           95
    Increase (decrease) in accrued liabilities............................        177          (2)         (11)
                                                                            ---------  -----------  -----------
  Net cash from operating activities......................................      1,935       1,552        1,304
                                                                            ---------  -----------  -----------
INVESTMENT ACTIVITIES
Purchases of property and equipment.......................................       (474)       (547)        (542)
Acquisitions of businesses................................................       (393)       (674)        (216)
Dispositions of investments and businesses................................        451         114           12
Sales of property.........................................................        140          59           49
Other.....................................................................          1           6            4
                                                                            ---------  -----------  -----------
  Net cash used in investment activities..................................       (275)     (1,042)        (693)
                                                                            ---------  -----------  -----------
FINANCING ACTIVITIES
Issuances of common stock.................................................         86          93           93
Purchases of common stock.................................................     (1,500)       (393)        (103)
Redemption of preferred stock.............................................       (200)       (100)          --
Borrowings of long-term debt..............................................        594         495          354
Repayments of long-term debt..............................................       (296)       (252)        (369)
Short-term borrowings (repayments), net...................................        113         119         (135)
Payments of dividends.....................................................       (447)       (430)        (395)
                                                                            ---------  -----------  -----------
  Net cash used in financing activities...................................     (1,650)       (468)        (555)
                                                                            ---------  -----------  -----------
Effect of changes in foreign exchange rates on cash.......................         (9)        (13)         (15)
                                                                            ---------  -----------  -----------
Increase in cash and equivalents..........................................          1          29           41
Cash and equivalents at beginning of year.................................        272         243          202
                                                                            ---------  -----------  -----------
Cash and equivalents at end of year.......................................  $     273   $     272    $     243
                                                                            ---------  -----------  -----------
                                                                            ---------  -----------  -----------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INTANGIBLE ASSETS

    The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit, which range from 10 years to 40 years. Accumulated amortization of intangible assets amounted to $861 at June 27, 1998, $896 at June 28, 1997 and $811 at June 29, 1996.

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

INVENTORY VALUATION

    Inventories are valued at the lower of cost (in 1998, approximately 19% at last-in, first-out [LIFO] and the remainder at first-in, first-out [FIFO]) or market. Inventories recorded at LIFO were approximately $8 at June 27, 1998, $32 at June 28, 1997 and $36 at June 29, 1996, lower than if they had been valued at FIFO. Inventory cost includes material and conversion costs.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
            (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA) (Continued)

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

FINANCIAL INSTRUMENTS

    The Corporation uses financial instruments to manage its exposure to movements in interest rates, foreign exchange rates and commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Corporation. The Corporation does not use financial instruments for trading purposes, nor is it a party to leveraged derivatives.

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

INTEREST RATE AGREEMENTS

    Interest rate exchange agreements, defined as swaps, and caps and floors, are effective at creating synthetic instruments and thereby modifying the corporation's interest rate exposures. The Corporation enters into interest rate exchange agreements to create synthetic instruments. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. Any premium paid is amortized over the life of the agreement.

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

ADVERTISING

    The costs of advertising are generally expensed in the year in which the advertising first takes place.

                                  COMMON STOCK

    Changes in outstanding common shares for the past three years were:

                                                        1998     1997     1996
                                                       -------  -------  -------
                                                         (SHARES IN THOUSANDS)
Beginning balances...................................  480,277  485,055  480,656
Stock issuances:
  Stock option and benefit plans.....................    6,008    4,566    4,438
  Restricted stock plans.............................      833       88      394
  Business acquisitions..............................      176      549    2,567
Stock purchased/retired..............................  (27,174) (10,609)  (3,375)
ESOP share redemption................................      462      560      457
Other................................................       83       68      (82)
                                                       -------  -------  -------
Ending balances......................................  460,665  480,277  485,055
                                                       -------  -------  -------
                                                       -------  -------  -------

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                PREFERRED STOCK

    During 1998, the Corporation redeemed the remaining non-voting auction preferred stock. The shares were redeemed at face value, and no gain or loss was recognized.

    The dividend rate for each of the series of auction preferred stock was established through a Dutch auction conducted by an agent of the Corporation. Auctions were held six out of every seven weeks with the dividend rate for one of the series set at each auction.

    The convertible preferred stock sold to the Corporation's Employee Stock Ownership Plan (ESOP) is redeemable at the option of the Corporation at any time after December 15, 2001. Each share is currently convertible into four shares of the Corporation's common stock and is entitled to 5.132 votes. This stock has a 7.5% annual dividend rate, payable semiannually, and has a liquidation value of $72.50 plus accrued but unpaid dividends. The purchase of the preferred stock by the ESOP was funded with notes guaranteed by the Corporation. The loan is included in long-term debt and is offset in the Corporation's Consolidated Balance Sheets under the caption Unearned Deferred Compensation. Each year, the Corporation makes contributions that, with the dividends on the preferred stock held by the ESOP, will be used to pay loan interest and principal. Shares are allocated to participants based upon the ratio of the current year's debt service to the sum of the total principal and interest payments over the life of the loan. Plan expense is recognized in accordance with methods prescribed by the FASB.

    ESOP-related expenses amounted to $16 in 1998 and $13 in 1997 and 1996. Payments to the ESOP were $45 in 1998, $43 in 1997 and $41 in 1996. Principal and interest payments by the ESOP amounted to $23 and $22 in 1998, $19 and $24 in 1997 and $16 and $25 in 1996, respectively.

    The Corporation has a Preferred Stock Purchase Rights Plan. The Rights are exercisable 10 days after certain events involving the acquisition of 15% or more of the Corporation's outstanding common stock or the commencement of a tender or exchange offer for at least 15% of the common stock. Upon the occurrence of such an event, each Right, unless redeemed by the Board of Directors, entitles the holder to receive, upon exercise and payment of the exercise price, common stock equal to twice the exercise price of the Right. The initial exercise price of a Right is $215, subject to adjustment. There are 6,000,000 shares of preferred stock reserved for issuance upon exercise of the Rights.

                       MINORITY INTEREST IN SUBSIDIARIES

    Minority interest in subsidiaries consists primarily of preferred equity securities issued by subsidiaries of the Corporation. No gain or loss was recognized as a result of the issuance of these securities, and the Corporation owned substantially all of the voting equity of the subsidiaries both before and after the transactions.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                            STOCK-BASED COMPENSATION

    The Corporation has various stock award and stock option plans, and an employee stock purchase plan. Under the stock award and stock option plans, the Corporation is authorized to grant up to 25 million shares of common stock. Under the employee stock purchase plan, the Corporation is authorized to sell and issue up to 60 million shares of common stock to its full-time employees.

    The Corporation applies APB 25 and related interpretations in accounting for its stock-based compensation plans. During 1997, the Corporation adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which requires pro forma disclosures regarding the Corporation's plans.

STOCK AWARDS

    Stock awards are restricted as to disposition and subject to forfeiture until the Corporation achieves certain financial goals. Performance goals typically extend over three years. All restricted stock awards entitle the participant to full voting rights and dividends that are escrowed until the participant receives the shares. Upon the issuance of restricted shares, unearned compensation is recognized and is amortized over the performance period.

STOCK OPTIONS

    The exercise price of each stock option equals 100% of the market price of the Corporation's stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years. During 1998, the Corporation instituted a broad-based stock option incentive program that granted approximately 5 million options to essentially all full-time employees.

    Under certain stock option plans, an active employee may receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option is 100% of the market value at the date of exercise of the original option and will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                   1998       1997       1996
                                                 ---------  ---------  ---------
Expected lives.................................  3.6 years  2.9 years  2.8 years
Risk-free interest rate........................    6.0%       6.1%       5.9%
Expected volatility............................    22.4%      22.9%      24.3%
Dividend yield.................................    2.0%       2.2%       2.4%

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    A summary of the changes in the Corporation's option plans during the years ended June 27, 1998, June 28, 1997 and June 29, 1996 is presented below:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                                SHARES   PRICE
                                                                ------  --------
                                                                   (SHARES IN
                                                                   THOUSANDS)
Outstanding at July 1, 1995...................................  15,947   $24.26
  Granted.....................................................   7,658    29.07
  Exercised...................................................  (5,733)   25.63
  Canceled/Expired............................................    (446)   26.57
                                                                ------  --------
Outstanding at June 29, 1996..................................  17,426    25.86
  Granted.....................................................   8,328    34.31
  Exercised...................................................  (5,943)   26.87
  Canceled/Expired............................................    (560)   27.81
                                                                ------  --------
Outstanding at June 28, 1997..................................  19,251    29.14
  Granted.....................................................  21,141    44.60
  Exercised...................................................  (9,088)   30.35
  Canceled/Expired............................................    (755)   37.37
                                                                ------  --------
Outstanding at June 27, 1998..................................  30,549   $39.28
                                                                ------  --------
                                                                ------  --------

    The following table summarizes information about stock options outstanding at June 27, 1998:

                                                                 OPTIONS OUTSTANDING
                                                      -----------------------------------------    OPTIONS EXERCISABLE
                                                                      WEIGHTED                   ------------------------
                                                        NUMBER         AVERAGE       WEIGHTED      NUMBER      WEIGHTED
                                                      OUTSTANDING     REMAINING       AVERAGE    EXERCISABLE    AVERAGE
                                                      AT JUNE 27,    CONTRACTUAL     EXERCISE    AT JUNE 27,   EXERCISE
RANGE OF EXERCISE PRICES                                 1998        LIFE (YRS.)       PRICE        1998         PRICE
----------------------------------------------------  -----------  ---------------  -----------  -----------  -----------
                                                                             (SHARES IN THOUSANDS)
$11.27-$32.06.......................................       9,361            6.2      $   28.34        5,462    $   26.65
 32.07- 41.06.......................................      16,067            8.6          40.77        2,125        39.25
 41.07- 63.19.......................................       5,121            4.9          54.59        3,406        52.30
                                                                             --
                                                      -----------                   -----------  -----------  -----------
$11.27-$63.19.......................................      30,549            7.2      $   39.28       10,993    $   37.03
                                                                             --
                                                                             --
                                                      -----------                   -----------  -----------  -----------
                                                      -----------                   -----------  -----------  -----------

    At June 28, 1997 and June 29, 1996 the number of options exercisable were 9,614 and 8,961, respectively, with weighted average exercise prices of $27.37 and $24.90, respectively. Options available for future grant at the end of 1998, 1997 and 1996 were 14,848, 18,853 and 24,388, respectively. The weighted average fair value of individual options granted during 1998, 1997 and 1996 was $8.55, $5.75 and $4.87, respectively.

EMPLOYEE STOCK PURCHASE PLAN (ESPP)

    The ESPP permits full-time employees to purchase a limited number of shares of the Corporation's common stock at 85% of market value. Under the plan, the Corporation sold 1,151,556, 1,541,592 and 1,794,552 shares to employees in 1998, 1997 and 1996, respectively. Pro forma compensation expense is calculated for the fair value of the employee's purchase rights using the Black-Scholes model. Assumptions include an expected life of 1/4 of a year, weighted average risk-free interest rates of 5.2%, 5.1% and 5.0%

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

in 1998, 1997 and 1996, respectively, and other assumptions that are consistent with those used for the Corporation's stock option plans described above.

    Under APB 25, no compensation cost is recognized for stock options and replacement stock options under the various stock-based compensation plans and shares purchased under the ESPP. Had compensation cost for the Corporation's grants for stock-based compensation been determined consistent with SFAS 123, the pro forma net (loss) income and per share net (loss) income for 1998, 1997 and 1996 would have been as follows:

                                                             1998   1997   1996
                                                            ------  -----  -----
Net (loss) income.........................................  $ (599) $ 981  $ 897
Net (loss) income per share -- basic......................   (1.31)  1.99   1.81
Net (loss) income per share -- diluted....................   (1.31)  1.92   1.74

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996, and additional awards in future years are anticipated.

                               EARNINGS PER SHARE

    At the end of the second quarter of 1998, the Corporation adopted SFAS No. 128, "Earnings Per Share," which requires the reporting of both basic and diluted earnings per share. Net income per share -- basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Net income per share -- diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to reflect the new standard.

    The following is a reconciliation of net income to net income per share -- basic and diluted for the years ended June 27, 1998, June 28, 1997 and June 29, 1996:

                                                            1998    1997   1996
                                                           ------  ------  -----
                                                           (SHARES IN MILLIONS)
Net (loss) income........................................  $ (523) $1,009  $ 916
Less dividends on preferred stocks, net of tax
  benefits...............................................     (14)    (26)   (27)
                                                           ------  ------  -----
(Loss) income applicable to common shareholders --
  basic..................................................    (537)    983    889
Adjustment for assumed conversion of ESOP shares.........      --       8      8
                                                           ------  ------  -----
(Loss) income applicable to common shareholders --
  diluted................................................  $ (537) $  991  $ 897
                                                           ------  ------  -----
                                                           ------  ------  -----
Average shares outstanding -- basic......................     469     480    482
Dilutive effect of stock option and stock award plans....      --       5      3
Dilutive effect of ESOP plan.............................      --      17     18
                                                           ------  ------  -----
Diluted shares outstanding...............................     469     502    503
                                                           ------  ------  -----
                                                           ------  ------  -----
Net (loss) income per share -- basic.....................  $(1.14) $ 2.05  $1.85
                                                           ------  ------  -----
                                                           ------  ------  -----
Net (loss) income per share -- diluted...................  $(1.14) $ 1.97  $1.78
                                                           ------  ------  -----
                                                           ------  ------  -----

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

INTEREST RATE AND CURRENCY SWAPS

    To manage interest rate and foreign exchange risk and to lower its cost of borrowing, the Corporation has entered into interest rate and currency swaps. The currency swaps effectively hedge long-term Dutch guilder-, French franc- and Swiss franc-denominated investments and French franc-denominated intercompany loans. The weighted average maturities of interest rate and currency swaps as of June 27, 1998 were 0.9 years and 1.0 years, respectively.

                                                                       WEIGHTED
                                                                        AVERAGE
                                                                       INTEREST
                                                                       RATES(2)
                                                        NOTIONAL     -------------
                                                      PRINCIPAL(1)   RECEIVE   PAY
                                                      ------------   -------   ---
INTEREST RATE SWAPS
1998  Receive variable -- pay fixed.................      $199         4.4%    4.7%
1997  Receive variable -- pay fixed.................        98         4.1     4.4
      Receive fixed -- pay variable.................        25         7.1     5.4
1996  Receive fixed -- pay variable.................        25         7.1     5.3

CURRENCY SWAPS
1998  Receive fixed -- pay fixed....................      $259         6.4%    3.9%
1997  Receive fixed -- pay fixed....................       259         6.4     4.1
1996  Receive fixed -- pay fixed....................        85         8.0     5.8

------------

(1) The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of foreign currency or dollar principal exchanged at maturity.

(2) The weighted average interest rates are as of the respective balance sheet dates.

------------

    The Corporation has entered into an interest rate collar to hedge fluctuations in Dutch interest rates. The Dutch guilder-denominated collar has a notional principal of $99, a cap of 7.0% and a floor of 3.5%.

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

                                                                 BOUGHT (SOLD)
                                                              -------------------
FOREIGN CURRENCY                                              1998   1997   1996
------------------------------------------------------------  -----  -----  -----
French franc................................................  $ 121  $ (44) $ 125
Italian lira................................................   (424)  (402)  (287)
Spanish peseta..............................................    (57)   (69)   (40)
Dutch guilder...............................................   (659)  (191)  (194)
German mark.................................................    (56)   (65)    50
Other.......................................................   (208)  (183)  (263)

    At June 27, 1998, the deferred unrealized gains and losses on forward exchange contracts were not material to the financial position of the corporation.

CONCENTRATIONS OF CREDIT RISK

    A large number of major international financial institutions are counterparties to the Corporation's financial instruments. The Corporation enters into financial instrument agreements only with those counterparties meeting very stringent credit standards, limiting the amount of agreements or contracts it enters into with any one party and, where legally available, executing master netting agreements. These positions are continuously monitored. While the Corporation may be exposed to credit losses in the event of nonperformance by these counterparties, it does not anticipate material losses, because of these control procedures.

    Trade accounts receivable due from highly leveraged customers were $72 at June 27, 1998, $64 at June 28, 1997 and $53 at June 29, 1996. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

GUARANTEES

    The Corporation had third-party guarantees outstanding, aggregating approximately $30 at June 27, 1998, $24 at June 28, 1997 and $29 at June 29, 1996. These guarantees relate primarily to financial arrangements to support various suppliers of the corporation and are secured by the inventory and fixed assets of suppliers.

FAIR VALUES

    The carrying amounts of cash and equivalents, trade receivables, notes payable, accounts payable and auction preferred stock approximated fair value as of June 27, 1998, June 28, 1997 and June 29, 1996. The fair values of the remaining financial instruments recognized on the Consolidated Balance Sheets of the corporation at the respective year-end were:

                                                           1998    1997    1996
                                                          ------  ------  ------
Long-term debt, including current portion...............  $2,593  $2,258  $1,993
ESOP convertible preferred stock........................     972     751     615

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

    The fair value of the Corporation's interest rate swaps, currency swaps, forward exchange contracts and interest rate collar approximate their carrying value in the financial statements as of June 27, 1998, June 28, 1997 and June 29, 1996. The fair value of these instruments was not material to the financial position of the Corporation.

                                 LONG-TERM DEBT

                                                             INTEREST RATE
                                                                 RANGE          MATURITY      1998       1997       1996
                                                           ------------------  -----------  ---------  ---------  ---------
U.S. dollar
  obligations:       ESOP debt...........................         5.73-8.18%          2004  $     253  $     276  $     295
                     Notes and debentures................         4.75-8.37      1999-2008      1,271      1,038      1,330
                     Revenue bonds.......................         3.55-5.70      2002-2024         60         55         46
                     Zero coupon notes...................       10.00-14.25      2014-2015         19         17         15
                     Various other obligations...........                                           4          4          4
                                                                                            ---------  ---------  ---------
                                                                                                1,607      1,390      1,690
                                                                                            ---------  ---------  ---------
Foreign currency
  obligations:       Swiss franc.........................         4.01-4.02           2000         83         71         --
                     Dutch guilder.......................         4.17-4.75      2000-2002        148        355        235
                     French franc........................         3.46-5.00      1999-2004        562        305         --
                     Various other obligations...........                                          91         67         52
                                                                                            ---------  ---------  ---------
                                                                                                  884        798        287
                                                                                            ---------  ---------  ---------
Total long-term
  debt.............                                                                             2,491      2,188      1,977
Less current
  maturities.......                                                                               221        255        135
                                                                                            ---------  ---------  ---------
                                                                                            $   2,270  $   1,933  $   1,842
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The ESOP debt is guaranteed by the Corporation.

    The zero coupon notes are net of unamortized discounts of $105 in 1998, $107 in 1997 and $109 in 1996. Principal payments of $19 and $105 are due in 2014 and 2015, respectively.

    Payments required on long-term debt during the years ending in 1999 through 2003 are $221, $338, $212, $472 and $210, respectively.

    The Corporation made cash interest payments of $219, $202 and $236 in 1998, 1997 and 1996, respectively.

    Rental expense under operating leases amounted to approximately $204 in 1998, $214 in 1997 and $222 in 1996. Future minimum annual fixed rentals required during the years ending in 1999 through 2003 under noncancelable operating leases having an original term of more than one year are $130, $107, $92, $81 and $72, respectively. The aggregate obligation subsequent to 2003 is $119.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The Corporation is contingently liable for long-term leases on properties operated by others. The minimum annual rentals under these leases average approximately $4 for the years ending in 1999-2003 and $1 in 2004-2008. Amounts thereafter are not material.

                               CREDIT FACILITIES

    The Corporation has numerous credit facilities available, including revolving credit agreements totaling $1,620 that had an annual fee of 0.05% as of June 27, 1998. These agreements support commercial paper borrowings. Selected data on the Corporation's short-term obligations follow:

                                                           1998    1997    1996
                                                          ------  ------  ------
Maximum period-end borrowings...........................  $1,895  $1,735  $1,709
Average borrowings during the year......................   1,482   1,502   1,532
Weighted average interest rate during the year..........     4.7%    4.8%    6.1%
Weighted average interest rate at year-end..............     5.5     5.7     6.6

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

                            RESTRUCTURING PROVISION

    The composition of the Corporation's restructuring reserves is as follows:

                                                WRITEDOWN OF  RECOGNITION OF
                                                 LONG-LIVED     CURTAILMENT
                                                 ASSETS TO       LOSS AND
                                   ORIGINAL         NET           SPECIAL                      FOREIGN      RESTRUCTURING
                                 RESTRUCTURING   REALIZABLE     TERMINATION       CASH        EXCHANGE     RESERVES AS OF
                                   RESERVES        VALUE         BENEFITS       PAYMENTS       IMPACTS      JUNE 27, 1998
                                 -------------  ------------  ---------------  -----------  -------------  ---------------
Anticipated losses associated
  with disposal of long-lived
  assets.......................    $   1,729     $   (1,729)     $      --      $      --     $      --       $      --
Pension and social costs.......          219             --            (39)           (20)           --             160
Anticipated expenditures to
  close and dispose of idled
  facilities -- includes
  noncancelable lease
  obligations..................           47             --             --             (8)           --              39
Anticipated loss associated
  with the disposal of equity
  and cost method
  investments..................           45            (45)            --             --            --              --
                                      ------    ------------           ---            ---           ---           -----
                                       2,040         (1,774)           (39)           (28)           --             199
Foreign exchange impacts.......           --             --             --             --            (5)             (5)
                                      ------    ------------           ---            ---           ---           -----
Total restructuring reserves...    $   2,040     $   (1,774)     $     (39)     $     (28)    $      (5)      $     194
                                      ------    ------------           ---            ---           ---           -----
                                      ------    ------------           ---            ---           ---           -----

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    In the second quarter of 1998, the Corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities -- 86 facilities are owned and 30 are leased. This restructuring provision reduced income before income taxes, net income and net income per common share -- basic in 1998 by $2,040, $1,625 and $3.46 per share, respectively. The 1998 pretax income includes charges for restructuring as follows: Branded Apparel -- $1,574; Sara Lee Foods -- $208; Household and Body Care -- $185; Coffee and Tea -- $71; and Foodservice -- $2.

    Through June 27, 1998, 14 manufacturing and distribution facilities have been sold and 26 additional facilities have been closed. These facilities comprise 49% of the anticipated loss included in the restructuring charge.

    Operating costs were lowered in 1998 by $61, primarily as a result of lower plant overhead and amortization expense. Restructuring actions are expected to be completed by 2000, and the corporation expects to fund the costs of the plan from internal sources and available borrowing capacity.

                          ACQUISITIONS AND DIVESTMENTS

    During 1998, the Corporation acquired several companies for an aggregate purchase price of $393 in cash and $10 of common stock. The principal acquisitions were Nutri-Metics International Holding Pty. Ltd., an Australian manufacturer and direct marketer of skin care products and toiletries; Cafe do Ponto, S.A., a Brazilian manufacturer and retailer of roasted and ground coffee; and Hornimans, a tea and sweetener distributor in Spain. The Corporation also divested the production facilities and related working capital of its yarn and textile manufacturing business. A loss was recognized on the disposition of the manufacturing facilities in connection with the 1998 restructuring, and the related working capital was sold for its net book value.

    In the fourth quarter of fiscal 1998, the Corporation announced plans to sell its international cut tobacco business, Douwe Egberts Van Nelle Tobacco, to Imperial Tobacco Group PLC, a major tobacco company based in the United Kingdom. Cash proceeds of $391 were received in July 1998. Additional cash payments may be received beginning in 2004; however, these payments are dependent upon significant contingencies related to the ongoing operation of the sold business. Receipt of these contingent payments is not assured.

    During 1997, the Corporation acquired several companies for an aggregate purchase price of $674 in cash and $18 of common stock. The principal acquisitions were Aoste, a European manufacturer of processed meat products; Lovable Italiana S.p.A., an Italian intimate apparel company; and Brossard France S.A., a French manufacturer and marketer of bakery products. The Corporation also divested a minority ownership position in JP Foodservice, a domestic distributor of food products, and a controlling interest in Aris Isotoner, a manufacturer of gloves and accessories. No material gain or loss was recognized on these divestments.

    During 1996, the Corporation acquired several companies for an aggregate purchase price of $216 in cash. The principal acquisition was the European skin care and sweetener businesses of Bayer AG. In addition, common stock having a value of $55 was issued as consideration for the Consolidated Foodservice Companies acquisition.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                RETIREMENT PLANS

    The Corporation has noncontributory defined benefit plans covering certain of its domestic employees. The benefits under these plans are based primarily on years of service and compensation levels. The plans are funded in conformity with the requirements of applicable government regulations. The plans' assets consist principally of marketable equity securities, and corporate and government debt securities.

    The components of the defined benefit plan expenses were:

                                                              1998   1997   1996
                                                              -----  -----  -----
Benefits earned by employees................................  $  63  $  64  $  58
Interest on projected benefit obligations...................    124    120    120
Actual investment return on plan assets.....................   (444)  (214)  (312)
Net amortization and deferral...............................    292     67    182
                                                              -----  -----  -----
Net pension expense.........................................  $  35  $  37  $  48
                                                              -----  -----  -----
                                                              -----  -----  -----

    The reduction in the 1997 defined benefit plan expense is attributable primarily to higher asset returns and the strengthening of the U.S. dollar relative to foreign currencies.

    The funded status of defined benefit plans at the respective year-end was:

                                                           1998    1997    1996
                                                          ------  ------  ------
Fair market value of plan assets........................  $2,306  $1,956  $1,854
                                                          ------  ------  ------
Actuarial present value of benefits for services
  rendered:
  Accumulated benefits based on salaries to date:
    Vested..............................................   2,051   1,558   1,505
    Nonvested...........................................      68      64      55
  Additional benefits based on estimated future salary
    levels..............................................     178     164     154
                                                          ------  ------  ------
  Projected benefit obligations.........................   2,297   1,786   1,714
                                                          ------  ------  ------
Excess of plan assets over projected benefit
  obligations...........................................       9     170     140
Unamortized net transitional asset......................      (4)    (10)    (12)
Unrecognized net loss (gain)............................      85     (21)    (24)
Unrecognized prior service cost.........................      99      52      66
                                                          ------  ------  ------
Prepaid pension asset recognized on the Consolidated
  Balance Sheets........................................  $  189  $  191  $  170
                                                          ------  ------  ------
                                                          ------  ------  ------

    Net pension expense is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year. The weighted average assumptions at the respective year-end were:

                                                            1998    1997    1996
                                                            ----    ----    ----
Discount rate...........................................    6.0%    7.2%    7.3%
Rate of compensation increase...........................     4.7     4.7     4.7
Long-term rate of return on plan assets.................     8.1     8.3     8.3

    The Corporation provides health care and life insurance benefits to certain retired employees, their covered dependents and beneficiaries. Generally, employees who have attained age 55 and who have

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

rendered 10 years of service are eligible for these postretirement benefits. Certain retirees are required to contribute to plans in order to maintain coverage. The components of the expense for these plans were:

                                                               1998   1997   1996
                                                               ----   ----   ----
Benefits earned by employees.................................  $ 5    $ 5    $ 5
Interest on projected benefit obligations....................   12     12     13
Net amortization and deferral................................   --      1      1
                                                               ----   ----   ----
Net postretirement benefit expense...........................  $17    $18    $19
                                                               ----   ----   ----
                                                               ----   ----   ----

    The status of postretirement benefit plans at the respective year-end was:

                                                               1998  1997  1996
                                                               ----  ----  ----
Actuarial present value of benefits for services rendered:
  Retirees...................................................  $112  $102  $101
  Fully eligible active participants.........................    31    16    16
  Other active participants..................................    61    60    56
                                                               ----  ----  ----
Accumulated postretirement benefit obligations...............   204   178   173
Fair market value of plan assets.............................     2     2     2
                                                               ----  ----  ----
Accumulated postretirement benefit obligations in excess of
  plan assets................................................   202   176   171
Unrecognized net transitional asset..........................     3     3    --
Unrecognized net (loss) gain.................................    (9)   19    17
Unrecognized prior service cost..............................     2     2    --
                                                               ----  ----  ----
Postretirement benefit obligations recognized on the
  Consolidated Balance Sheets................................  $198  $200  $188
                                                               ----  ----  ----
                                                               ----  ----  ----
Discount rate................................................   6.3%  7.2%  7.2%
                                                               ----  ----  ----
                                                               ----  ----  ----

    The assumed health care cost trend rate was 12% for 1998, decreasing to 8% by the year 2002 and remaining at that level thereafter. These trend rates reflect the Corporation's prior experience and management's expectation that future rates will decline. Increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of June 27, 1998 by 13% and the postretirement benefit expense for 1998 by 16%.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                  INCOME TAXES

    The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

                                                                                     1998              1997              1996
                                                                               ----------------   ---------------   ---------------
                                                                               AMOUNT   PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
                                                                               -------  -------   ------  -------   ------  -------
(Loss) income before provision for income taxes:
  United States..............................................................  $(1,091)  (246.4)% $  742    50.0%   $  638    46.3%
  Foreign....................................................................      648    146.4      742    50.0       740    53.7
                                                                               -------  -------   ------  -------   ------  -------
                                                                               $  (443)  (100.0)% $1,484   100.0%   $1,378   100.0%
                                                                               -------  -------   ------  -------   ------  -------
                                                                               -------  -------   ------  -------   ------  -------
Tax (benefit) expense at U.S. statutory rate.................................  $  (155)   (35.0)% $  519    35.0%   $  482    35.0%
State taxes, net of federal benefit..........................................        9      2.0       13      .9        15     1.1
Difference between U.S. and foreign rates....................................      (76)   (17.1)     (85)   (5.7)      (68)   (5.0)
Nondeductible amortization...................................................      351     79.3       62     4.2        54     3.9
Other, net...................................................................      (49)   (11.2)     (34)   (2.4)      (21)   (1.5)
                                                                               -------  -------   ------  -------   ------  -------
Taxes at effective worldwide tax rates.......................................  $    80     18.0%  $  475    32.0%   $  462    33.5%
                                                                               -------  -------   ------  -------   ------  -------
                                                                               -------  -------   ------  -------   ------  -------

    Current and deferred tax provisions (benefits) were:

                                                                 1998                      1997                      1996
                                                       ------------------------  ------------------------  ------------------------
                                                         CURRENT     DEFERRED      CURRENT     DEFERRED      CURRENT     DEFERRED
                                                       -----------  -----------  -----------  -----------  -----------  -----------
United States........................................   $     142    $    (286)   $     169    $      12    $     166    $      25
Foreign..............................................         329         (118)         245           28          237           10
State................................................          14           (1)          21           --           28           (4)
                                                            -----        -----        -----          ---        -----          ---
                                                        $     485    $    (405)   $     435    $      40    $     431    $      31
                                                            -----        -----        -----          ---        -----          ---
                                                            -----        -----        -----          ---        -----          ---

    Following are the components of the deferred tax (benefits) provisions occurring as a result of transactions being reported in different years for financial and tax reporting:

                                                                 1998     1997    1996
                                                                 -----    ----    ----
Depreciation.................................................    $  (3)   $ (2)   $ 22
Inventory valuation methods..................................        6      37     (35)
Nondeductible reserves.......................................     (405)     53      77
Other, net...................................................       (3)    (48)    (33)
                                                                 -----    ----    ----
                                                                 $(405)   $ 40    $ 31
                                                                 -----    ----    ----
                                                                 -----    ----    ----
Cash payments for income taxes...............................    $ 288    $340    $224
                                                                 -----    ----    ----
                                                                 -----    ----    ----

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The deferred tax (assets) liabilities at the respective year-end were as follows:

                                                               1998     1997     1996
                                                               -----    -----    -----
Deferred tax (assets) liabilities:
  Restructuring reserves...................................    $ (68)   $  --    $ (89)
  Reserves not deductible until paid.......................     (287)    (295)    (253)
  Pension, postretirement and other employee benefits......      (12)     (42)     (35)
  Net operating loss and other tax carryforwards...........      (15)      (1)      (2)
  Property, plant and equipment............................       (4)     309      298
  Other....................................................      (60)     (12)      --
                                                               -----    -----    -----
Net deferred tax (assets)..................................    $(446)   $ (41)   $ (81)
                                                               -----    -----    -----
                                                               -----    -----    -----

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                          INDUSTRY SEGMENT INFORMATION

    The Corporation's business segments are described in the Narrative Description of Business on pages 5 through 9. During the fourth quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Corporation to assess performance. As a result of this change, the Corporation now reports segment performance on an after-tax basis and separately reports information on its Foodservice operations. In determining the net income of each segment of the Corporation, interest expense is allocated based upon the average invested capital in each business, and effective tax rates are determined for each business segment. The Foodservice business was previously included in a reportable segment which included the Corporation's packaged meats and bakery businesses. The packaged meats and bakery businesses are now presented in the Sara Lee Foods segment.

                                                                HOUSEHOLD
                                      SARA LEE    COFFEE AND    AND BODY                   BRANDED                   INTER-
                                        FOODS         TEA         CARE      FOODSERVICE    APPAREL     CORPORATE     SEGMENT
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
1998
Sales(1)...........................   $   5,441    $   2,806    $   2,003    $   2,585    $   7,317    $      --    $    (141)
Operating income (loss)(2).........         230          358           67           88         (840)        (170)          --
Net interest.......................         (30)         (16)         (31)          (7)         (92)          --           --
Pretax income (loss)...............         200          342           36           81         (932)        (170)          --
Net income (loss)(3)...............         119          239          (22)          51         (797)        (113)          --
Assets.............................       2,157        1,434        2,053          519        4,627          199(4)         --
Depreciation and
 amortization......................         146           87           88           23          251           23           --
Additions to long-lived assets.....         257          187          328           52          169            3           --
------------------------------------------------------------------------------------------------------------------------------
1997
Sales(1)...........................   $   5,357    $   2,813    $   1,843    $   2,372    $   7,482    $      --    $    (133)
Operating income...................         394          440          228           82          761         (262)          --
Net interest.......................         (24)         (12)         (24)          (5)         (94)          --           --
Pretax income......................         370          428          204           77          667         (262)          --
Net income.........................         232          290          130           48          483         (174)          --
Assets.............................       2,295        1,921        1,530          454        6,471          282(4)         --
Depreciation and
 amortization......................         150           90           78           17          326           19           --
Additions to long-lived assets.....         674          107           85           45          401            4           --
------------------------------------------------------------------------------------------------------------------------------
1996
Sales(1)...........................   $   4,422    $   2,896    $   1,837    $   2,201    $   7,370    $      --    $    (102)
Operating income...................         349          428          214           73          729         (242)          --
Net interest.......................         (21)         (13)         (24)          (6)        (109)          --           --
Pretax income......................         328          415          190           67          620         (242)          --
Net income.........................         207          273          118           41          436         (159)          --
Assets.............................       1,629        2,033        1,571          416        6,635          318(4)         --
Depreciation and
 amortization......................         118           86           78           17          312           23           --
Additions to long-lived assets.....         157          188          141           25          279           13           --
------------------------------------------------------------------------------------------------------------------------------


                                       TOTAL
                                     ---------
1998
Sales(1)...........................  $  20,011
Operating income (loss)(2).........       (267)
Net interest.......................       (176)
Pretax income (loss)...............       (443)
Net income (loss)(3)...............       (523)
Assets.............................     10,989
Depreciation and
 amortization......................        618
Additions to long-lived assets.....        996
-----------------------------------
1997
Sales(1)...........................  $  19,734
Operating income...................      1,643
Net interest.......................       (159)
Pretax income......................      1,484
Net income.........................      1,009
Assets.............................     12,953
Depreciation and
 amortization......................        680
Additions to long-lived assets.....      1,316
-----------------------------------
1996
Sales(1)...........................  $  18,624
Operating income...................      1,551
Net interest.......................       (173)
Pretax income......................      1,378
Net income.........................        916
Assets.............................     12,602
Depreciation and
 amortization......................        634
Additions to long-lived assets.....        803
-----------------------------------

(1) Includes sales between segments. Such sales are at transfer prices that are equivalent to market value.

(2) Includes provisions for restructuring reported in the 1998 Consolidated Statement of Income as follows: Sara Lee Foods $208; Coffee and Tea $71; Household and Body Care $185; Foodservice $2; and Branded Apparel $1,574.

(3) Includes provisions for restructuring, net of tax, reported in the 1998 Consolidated Statement of Income as follows: Sara Lee Foods $133; Coffee and Tea $46; Household and Body Care $164; Foodservice $1; and Branded Apparel $1,281.

(4) Principally cash and equivalents, certain fixed assets and certain other noncurrent assets.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                          GEOGRAPHIC AREA INFORMATION

                                                              UNITED
                                                              STATES     FRANCE    NETHERLANDS    OTHER      TOTAL
                                                             ---------  ---------  -----------  ---------  ---------
1998
Sales......................................................  $  11,849  $   1,724   $   1,311   $   5,127  $  20,011
Long-lived assets..........................................      2,452        500       1,246       1,349      5,547
--------------------------------------------------------------------------------------------------------------------

1997
Sales......................................................  $  11,497  $   1,764   $   1,340   $   5,133  $  19,734
Long-lived assets..........................................      4,158        526       1,240       1,439      7,363
--------------------------------------------------------------------------------------------------------------------

1996
Sales......................................................  $  11,244  $   1,008   $   1,400   $   4,972  $  18,624
Long-lived assets..........................................      4,191        137       1,370       1,517      7,215
--------------------------------------------------------------------------------------------------------------------

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                         NEW ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement will be effective for the Corporation in 1999 and will establish accounting standards for costs incurred in the development or implementation of computer software. These new standards will require the capitalization of certain software implementation costs relating to software developed and implemented for the Corporation's use. These costs are currently not capitalized by the Corporation. The effect of this change is not expected to have a significant effect on the Corporation's financial position or results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments. This statement will become effective for the Corporation in 2000. Currently, the Corporation is assessing the effect this statement will have on the consolidated financial position and results of operations.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                                                              QUARTER
                                                                             ------------------------------------------
                                                                               FIRST     SECOND      THIRD     FOURTH
                                                                             ---------  ---------  ---------  ---------
1998
Net sales..................................................................  $   4,893  $   5,279  $   4,736  $   5,103
Gross profit...............................................................      1,819      2,020      1,832      2,009
Net income (loss)..........................................................        225     (1,278)       227        303
Per common share:
  Net income (loss) -- basic...............................................        .46      (2.71)       .48        .65
  Net income (loss) -- diluted.............................................        .44      (2.71)       .46        .62
  Cash dividends declared..................................................        .21        .23        .23        .23
  Market price -- high.....................................................      52.25      57.00      62.31      63.63
             -- low........................................................      39.00      47.50      53.19      56.44
             -- close......................................................      51.31      56.56      61.88      56.63
-----------------------------------------------------------------------------------------------------------------------
1997
Net sales..................................................................  $   4,886  $   5,269  $   4,649  $   4,930
Gross profit...............................................................      1,809      2,020      1,757      1,881
Net income.................................................................        206        317        206        280
Per common share:
  Net income -- basic......................................................        .41        .65        .42        .57
  Net income -- diluted....................................................        .40        .62        .40        .55
  Cash dividends declared..................................................        .19        .21        .21        .21
  Market price -- high.....................................................      35.88      40.50      43.38      43.38
             -- low........................................................      30.00      35.13      36.50      39.13
             -- close......................................................      35.75      38.38      42.25      42.06
-----------------------------------------------------------------------------------------------------------------------
1996
Net sales..................................................................  $   4,656  $   4,898  $   4,443  $   4,627
Gross profit...............................................................      1,725      1,878      1,719      1,832
Net income.................................................................        186        283        188        259
Per common share:
  Net income -- basic......................................................        .37        .58        .37        .53
  Net income -- diluted....................................................        .36        .55        .36        .51
  Cash dividends declared..................................................        .17        .19        .19        .19
  Market price -- high.....................................................      30.38      33.75      35.50      33.88
             -- low........................................................      26.88      28.88      29.88      30.25
             -- close......................................................      29.75      32.00      32.88      32.50
-----------------------------------------------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Management of SARA LEE CORPORATION:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Sara Lee Corporation included in this Form 10-K, and have issued our report thereon dated July 27, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule II is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/  Arthur Andersen LLP

Chicago, Illinois,
July 27, 1998.

                                  SCHEDULE II
                     SARA LEE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED JUNE 29, 1996, JUNE 28, 1997 AND JUNE 27, 1998
                                 (IN MILLIONS)

                                                                        PROVISION
                                                                         CHARGED    WRITE-OFFS
                                                         BALANCE AT     TO COSTS       (1)/           OTHER         BALANCE
                                                          BEGINNING        AND      ALLOWANCES      ADDITIONS       AT END
                                                           OF YEAR      EXPENSES       TAKEN      (DEDUCTIONS)      OF YEAR
                                                        -------------  -----------  -----------  ---------------  -----------
FOR THE YEAR ENDED JUNE 29, 1996:
  Allowances for bad debts............................    $     127     $      34    $     (35)     $      (5)     $     121
  Other receivable allowances.........................           65           113         (105)             3             76
                                                              -----         -----        -----            ---          -----
    Total.............................................    $     192     $     147    $    (140)     $      (2)     $     197
                                                              -----         -----        -----            ---          -----
                                                              -----         -----        -----            ---          -----
FOR THE YEAR ENDED JUNE 28, 1997:
  Allowances for bad debts............................    $     121     $      29    $     (28)     $      10      $     132
  Other receivable allowances.........................           76           108         (111)        --                 73
                                                              -----         -----        -----            ---          -----
    Total.............................................    $     197     $     137    $    (139)     $      10      $     205
                                                              -----         -----        -----            ---          -----
                                                              -----         -----        -----            ---          -----
FOR THE YEAR ENDED JUNE 27, 1998:
  Allowances for bad debts............................    $     132     $      33    $     (28)     $      (1)     $     136
  Other receivable allowances.........................           73            86          (83)            (7)            69
                                                              -----         -----        -----            ---          -----
    Total.............................................    $     205     $     119    $    (111)     $      (8)     $     205
                                                              -----         -----        -----            ---          -----
                                                              -----         -----        -----            ---          -----

------------

(1) Net of collections on accounts previously written off.

                                 EXHIBIT INDEX

    3.  EXHIBITS                                   INCORPORATION BY REFERENCE
                                                   ------------------------------
    (3a)           Charter                         Exhibit 4.1 to Registration
                                                   Statement No. 33-35760 on Form
                                                   S-8 dated July 6, 1990,
                                                   Exhibit 4.2 to Registration
                                                   Statement No. 33-37575 on Form
                                                   S-8 dated November 1, 1990 and
                                                   Exhibit 3(a) to Report on Form
                                                   10-K for Fiscal Year ended
                                                   July 2, 1994.

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

    (10)            1. 1979 Stock Option Plan, as  Exhibit 10(1) to Report on
                      amended                      Form 10-K for Fiscal Year
                                                   ended July 1, 1995

                    2. 1981 Stock Option Plan, as  Exhibit 10(11) to Report on
                      amended                      Form 10-K for Fiscal Year
                                                   ended July 1, 1989

                    3. 1988 Non-Qualified Stock    Exhibit 10(3) to Report on
                      Option Plan, as amended      Form 10-K for Fiscal Year
                                                   ended July 1, 1995

                    4. 1989 Incentive Stock Plan,  Exhibit 10(4) to Report on
                      as amended                   Form 10-K for Fiscal Year
                                                   ended June 28, 1997

                    5. Supplemental Benefit Plan,  Exhibit 10(5) to Report on
                      as amended                   Form 10-K for Fiscal Year
                                                   ended June 28, 1997

                    6. Performance-Based Annual    Appendix A to Proxy Statement
                      Incentive Plan               dated September 20, 1995

                    7. 1995 Long-Term Incentive    Exhibit 10(16) to Report on
                      Stock Plan, as amended       Form 10-K for Fiscal Year
                                                   ended June 28, 1997

                    8. 1995 Non-Employee Director
                      Stock Plan, as amended

                    9. 1998 Long-Term Incentive    Appendix A to Proxy Statement
                      Stock Plan                   dated September 21, 1998

                   10. Accelerated Growth          Exhibit 10(12) to Report on
                      Incentive Plan Fiscal Years  Form 10-K for Fiscal Year
                      1990-1994                    ended June 30, 1990

                   11. 1991 Non-Qualified          Exhibit 10(15) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Base Salary)                ended June 29, 1991

                   12. 1992 Non-Qualified          Exhibit 10(15) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Base Salary)                ended June 27, 1992

                   13. FY '93 Non-Qualified        Exhibit 10(16) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Annual Bonus)               ended June 27, 1992

                   14. 1993 Non-Qualified          Exhibit 10(19) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Base Salary)                ended July 3, 1993

                   15. FY '94 Non-Qualified        Exhibit 10(20) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Annual Bonus)               ended July 3, 1993

                   16. 1994 Non-Qualified          Exhibit 10(14) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Base Salary)                ended July 2, 1994

    EXHIBITS                                       INCORPORATION BY REFERENCE
                                                   ------------------------------
                   17. FY '95 Non-Qualified        Exhibit 10(15) to Report on
                      Deferred Compensation Plan   Form 10-K for Fiscal Year
                      (Annual Bonus)               ended July 2, 1994

                   18. Non-Qualified Deferred
                      Compensation Plan (Annual
                      Bonus)

                   19. Non-Qualified Deferred
                      Compensation Plan for
                      Outside Directors, as
                      amended

                   20. FY 1996-98 Long Term        Exhibit 10(20) to Report on
                      Performance Incentive Plan   Form 10-K for Fiscal Year
                                                   ended June 29, 1996

                   21. FY 1997-99 Long Term        Exhibit 10(21) to Report on
                      Performance Incentive Plan   Form 10-K for Fiscal Year
                                                   ended June 29, 1996

                   22. FY 1998-00 Long Term
                      Performance Incentive Plan

                   23. Non-Qualified Estate        Exhibit 10(17) to Report on
                      Builder Deferred             Form 10-K for Fiscal Year
                      Compensation Plan            ended June 29, 1985

                   24. Severance Policy for        Exhibit 10(23) to Report on
                      Corporate Officers, as       Form 10-K for Fiscal Year
                      amended                      ended June 28, 1997

                   25. Employment Agreement,       Exhibit 10(24) to Report on
                      dated January 1, 1996,       Form 10-K for Fiscal Year
                      between Sara Lee             ended June 28, 1997
                      Corporation and Frank L.
                      Meysman

                   26. Employment Agreement,       Exhibit 10(25) to Report on
                      dated January 1, 1996,       Form 10-K for Fiscal Year
                      between Sara Lee/ DE N.V.    ended June 28, 1997
                      and Frank L. Meysman and
                      attachments (translated
                      from Dutch)

                   27. Restricted Share Unit
                      Agreement dated April 29,
                      1998 between Sara Lee
                      Corporation and Frank L.
                      Meysman

                   28. Stockholder Rights          Exhibit 4.1 to Report on Form
                      Agreement, dated as of       8-K for dated May 15, 1998
                      March 26, 1998 between Sara
                      Lee Corporation and First
                      Chicago Trust Company of
                      New York, as rights agent

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