Form 10-Q
period 1998-09-26
LEE SARA CORP
filed 1998-11-10
CIK 23666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                 EXCHANGE ACT OF 1934

For the quarterly period ended      September 26, 1998
                               ------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

Commission file number                  1-3344
                      ---------------------------------------------------------

                              Sara Lee Corporation
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                         36-2089049
-----------------------------------         -----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

      Three First National Plaza, Suite 4600, Chicago, Illinois 60602-4260
------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 726-2600
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   ------

     On September 26, 1998, the Registrant had 456,716,756 outstanding shares of common stock $1.33 1/3 par value, which is the Registrant's only class of common stock.

                         The document contains 22 pages.

                      SARA LEE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I -

         FINANCIAL STATEMENTS -
                  Preface                                                                 3

                  Condensed Consolidated Balance Sheets -
                           At September 26, 1998 and June 27, 1998                        4

                  Consolidated Statements of Income -
                           For the thirteen weeks ended September 26, 1998
                           and September 27, 1997                                         5

                  Consolidated Statements of Common Stockholders' Equity -
                           For the period June 28, 1997 to September 26, 1998             6

                  Consolidated Statements of Cash Flows -
                           For the thirteen weeks ended September 26, 1998
                           and September 27, 1997                                         7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION                                      9

PART II -

         ITEM 2. - CHANGE IN SECURITIES                                                  16

         ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                                             16

         ITEM 5. - OTHER INFORMATION                                                     17

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                      17

SIGNATURE                                                                                18

EXHIBIT 11   - Computation of Net Income Per Common Share                                19

EXHIBIT 12.1 - Computation of Ratio of Earnings to Fixed Charges                         20

EXHIBIT 12.2 - Computation of Ratio of Earnings to Fixed Charges and
                      Preferred Stock Dividend Requirements                              21

EXHIBIT 27   - Financial Data Schedule                                                   22

                                     PART I

                      SARA LEE CORPORATION AND SUBSIDIARIES

                                     PREFACE

The consolidated financial statements for the thirteen weeks ended September 26, 1998 and September 27, 1997 and the balance sheet as of September 26, 1998 included herein have not been examined by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 26, 1998 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen weeks ended September 26, 1998 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's Form 10-K for the year ended June 27, 1998.

                      SARA LEE CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 26, 1998 AND JUNE 27, 1998
                                  (IN MILLIONS)

                                                         Sept. 26,                  June 27,
                                                            1998                      1998
                                                      --------------            --------------
               ASSETS

Cash and equivalents                                  $         222             $         273
Trade accounts receivable, less allowances                    1,953                     1,800
Inventories:
               Finished goods                                 1,846                     1,809
               Work in process                                  421                       443
               Materials and supplies                           573                       630
                                                      --------------            --------------
                                                              2,840                     2,882
Other current assets                                            321                       265
                                                      --------------            --------------

               Total current assets                           5,336                     5,220


Trademarks and other assets                                     538                       501
Property, net                                                 2,024                     2,090
Intangible assets                                             3,172                     3,178
                                                      --------------            --------------

                                                      $      11,070             $      10,989
                                                      --------------            --------------
                                                      --------------            --------------

                     LIABILITIES AND EQUITY

Notes payable                                         $         572             $         586
Accounts payable                                              1,851                     2,003
Accrued liabilities                                           2,976                     2,923
Current maturities of long-term debt                            292                       221
                                                      --------------            --------------

               Total current liabilities                      5,691                     5,733


Long-term debt                                                2,263                     2,270
Deferred income taxes                                            33                        22
Other liabilities                                               556                       538
Minority interest in subsidiaries                               556                       560
ESOP convertible preferred stock                                288                       305
Unearned deferred compensation                                 (255)                     (255)
Common stockholders' equity                                   1,938                     1,816
                                                      --------------            --------------

                                                      $      11,070             $      10,989
                                                      --------------            --------------
                                                      --------------            --------------

                      SARA LEE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 THIRTEEN  WEEKS ENDED
                                                             ------------------------------
                                                               Sept. 26,          Sept. 27,
                                                                 1998               1997
                                                             -----------         ----------
Net sales                                                    $    4,860          $   4,893
                                                             -----------         ----------

Cost of sales                                                     3,020              3,074
Selling, general and administrative expenses                      1,473              1,454
Interest expense                                                     52                 48
Interest income                                                     (24)                (9)
Gain on sale of business                                           (137)                 -
                                                             -----------         ----------
                                                                  4,384              4,567
                                                             -----------         ----------


Income before income taxes                                          476                326
Income taxes                                                        138                101
                                                             -----------         ----------

Net income                                                          338                225

Preferred dividend requirements, net of tax                           3                  4
                                                             -----------         ----------

Net income available for common stockholders                 $      335          $     221
                                                             -----------         ----------
                                                             -----------         ----------


Net income per common share - basic                          $     0.73          $    0.46
                                                             -----------         ----------
                                                             -----------         ----------


       Average shares outstanding                                   456                478
                                                             -----------         ----------
                                                             -----------         ----------


Net income per common share - diluted                        $     0.70          $    0.44
                                                             -----------         ----------
                                                             -----------         ----------

       Average shares outstanding                                   479                501
                                                             -----------         ----------
                                                             -----------         ----------


Cash dividends per common share                              $     0.23          $    0.21
                                                             -----------         ----------
                                                             -----------         ----------

                      SARA LEE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
               FOR THE PERIOD JUNE 28, 1997 TO SEPTEMBER 26, 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                   COMMON          CAPITAL          RETAINED
                                                   TOTAL           STOCK           SURPLUS          EARNINGS
                                                ------------    --------------   -------------     --------------
Balances at June 28, 1997                         $ 4,280       $    640        $  --              $  4,274

Net income                                            225             --           --                   225
Cash dividends -
     Common ($.21 per share)                         (101)            --           --                  (101)
     Auction preferred ($458.00 per share)             (1)            --           --                    (1)
     ESOP convertible preferred
     ($1.36 per share)                                 (5)            --           --                    (5)
Stock issuances -
     Stock option and benefit plans                    21              2           19                    --
     Restricted stock, less
     amortization of $8                                 9             --           41                    --
Reacquired shares                                    (104)            (3)         (57)                  (44)
Translation adjustments                               (58)            --           --                    --
ESOP tax benefit                                        2             --           --                     2
ESOP share redemption                                   5             --            5                    --
Other                                                  (8)            --           (8)                   --
                                                  --------       --------     ---------             ---------
Balances at September 27, 1997                      4,265            639           --                 4,350

Net loss                                             (748)            --           --                  (748)
Cash dividends -
     Common ($.69 per share)                         (322)            --           --                  (322)
     ESOP convertible preferred
     ($4.08 per share)                                (18)            --           --                   (18)
Stock issuances -
     Business acquisitions                             10             --           10                    --
     Stock option and benefit plans                    65              6           59                    --
     Restricted stock, less
     amortization of $34                               25              1           26                    --
Reacquired shares                                  (1,396)           (33)        (129)               (1,234)
Translation adjustments                              (108)            --           --                    --
ESOP tax benefit                                        8             --           --                     8
ESOP share redemption                                   4              1            3                    --
Other                                                  31             --           31                    --
                                                  --------       --------     ---------             ---------
Balances at June 27, 1998                           1,816            614           --                 2,036

Net income                                            338             --           --                   338
Cash dividends -
     Common ($.23 per share)                         (105)            --           --                  (105)
     ESOP convertible preferred
     ($1.36 per share)                                 (5)            --           --                    (5)
Stock issuances -
     Stock option and benefit plans                    17              1           16                    --
     Business acquisitions                              4             --            4                    --
     Restricted stock, less
     amortization of $10                               10             --           (4)                   --
Reacquired shares                                    (293)            (8)         (16)                 (269)
Translation adjustments                               152             --           --                    --
ESOP tax benefit                                        2             --           --                     2
ESOP share redemption                                  17              2           15                    --
Other                                                 (15)            --          (15)                   --
                                                  --------       --------     ---------             ---------
Balances at September 26, 1998                    $ 1,938        $   609        $  --              $  1,997
                                                  --------       --------     ---------             ---------
                                                  --------       --------     ---------             ---------

                                                                       UNEARNED
                                                  TRANSLATION         RESTRICTED
                                                  ADJUSTMENTS           STOCK
                                               -----------------  -------------------
Balances at June 28, 1997                           $(618)          $    (16)

Net income                                             --                 --
Cash dividends -
     Common ($.21 per share)                           --                 --
     Auction preferred ($458.00 per share)             --                 --
     ESOP convertible preferred
     ($1.36 per share)                                 --                 --
Stock issuances -
     Stock option and benefit plans                    --                 --
     Restricted stock, less
     amortization of $8                                --                (32)
Reacquired shares                                      --                 --
Translation adjustments                               (58)                --
ESOP tax benefit                                       --                 --
ESOP share redemption                                  --                 --
Other                                                  --                 --
                                                    -------           --------
Balances at September 27, 1997                       (676)               (48)

Net loss                                               --                 --
Cash dividends -
     Common ($.69 per share)                           --                 --
     ESOP convertible preferred
     ($4.08 per share)                                 --                 --
Stock issuances -
     Business acquisitions                             --                 --
     Stock option and benefit plans                    --                 --
     Restricted stock, less
     amortization of $34                               --                 (2)
Reacquired shares                                      --                 --
Translation adjustments                              (108)                --
ESOP tax benefit                                       --                 --
ESOP share redemption                                  --                 --
Other                                                  --                 --
                                                    -------           --------
Balances at June 27, 1998                            (784)               (50)

Net income                                             --                 --
Cash dividends -
     Common ($.23 per share)                           --                 --
     ESOP convertible preferred
     ($1.36 per share)                                 --                 --
Stock issuances -
     Stock option and benefit plans                    --                 --
     Business acquisitions                             --                 --
     Restricted stock, less
     amortization of $10                               --                 14
Reacquired shares                                      --                 --
Translation adjustments                               152                 --
ESOP tax benefit                                       --                 --
ESOP share redemption                                  --                 --
Other                                                  --                 --
                                                    -------           --------
Balances at September 26, 1998                      $(632)          $    (36)
                                                    -------           --------
                                                    -------           --------

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997
                                  (IN MILLIONS)

                                                                   THIRTEEN WEEKS ENDED
                                                           --------------------------------------
                                                               Sept. 26,             Sept. 27,
                                                                  1998                  1997
                                                           ----------------      ----------------
OPERATING ACTIVITIES -
  Net income                                               $           338        $          225
  Adjustments for non-cash charges included in net income:
     Depreciation                                                       95                   119
     Amortization of intangibles                                        46                    52
     Gain on sale of business                                          (97)                    -
     Increase in deferred income taxes                                  12                    27
     Other                                                               3                   (21)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                     (353)                 (563)
                                                           ----------------      ----------------

  Net cash from (used in) operating activities                          44                  (161)
                                                           ----------------      ----------------

INVESTING ACTIVITIES -
  Purchases of property and equipment                                  (84)                  (91)
  Acquisitions of businesses                                          (102)                 (207)
  Sales of businesses                                                  407                     -
  Sales of assets                                                       94                     9
  Other                                                                  2                    (5)
                                                           ----------------      ----------------

  Net cash from (used in) investing activities                         317                  (294)
                                                           ----------------      ----------------

FINANCING ACTIVITIES -
  Issuances of common stock                                             17                    21
  Purchases of common stock                                           (293)                 (104)
  Redemption of preferred stock                                          -                  (200)
  Borrowings of long-term debt                                           1                   277
  Repayments of long-term debt                                          (5)                  (99)
  Short-term (repayments) borrowings, net                              (31)                  571
  Payments of dividends                                               (110)                 (107)
                                                           ----------------      ----------------

  Net cash (used in) from financing activities                        (421)                  359
                                                           ----------------      ----------------

Effect of changes in foreign exchange rates on cash                      9                    (3)
                                                           ----------------      ----------------

Decrease in cash and equivalents                                       (51)                  (99)

Cash and equivalents at beginning of year                              273                   272
                                                           ----------------      ----------------

Cash and equivalents at end of quarter                     $           222        $          173
                                                           ----------------      ----------------
                                                           ----------------      ----------------


COMPONENTS OF THE CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable               $          (109)       $         (209)
     Decrease (increase) in inventories                                  8                   (90)
     (Increase) in other current assets                                (36)                  (27)
     (Decrease) in accounts payable                                   (188)                 (218)
     (Decrease) in accrued liabilities                                 (28)                  (19)
                                                           ----------------      ----------------

Changes in current assets and liabilities                  $          (353)       $         (563)
                                                           ----------------      ----------------
                                                           ----------------      ----------------

                      SARA LEE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. As part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment primarily related to its international tobacco operations. In the first quarter of fiscal 1999, the Corporation received cash proceeds of $386 million and recognized a pretax gain of $137 million or $.20 per share on a diluted basis.

         Additional cash proceeds of between zero and $700 million in total may be received between fiscal 2004 and 2010. The realization of these amounts is dependent upon significant contingencies related to the ongoing operation of the sold business between fiscal 2004 and 2010. The receipt of these payments is not assured, and the Corporation will periodically assess the realization of these amounts. No portion of these contingent payments has been realized in the $137 million gain.

2. On October 29, 1998, the Corporation declared a two-for-one stock split in the form of a 100% stock dividend effective December 1, 1998. After giving effect to the stock split, common share data for the first quarter of fiscal 1999 and 1998 were:

                                                          1999          1998
                                                        --------     -------

         Net Income Per Common Share - Basic            $    .37     $   .23
                                                        --------     -------
                                                        --------     -------

              Average Shares Outstanding (millions)          912         955
                                                        --------     -------
                                                        --------     -------

         Net Income Per Common Share - Diluted          $    .35     $   .22
                                                        --------     -------
                                                        --------     -------

              Average Shares Outstanding (millions)          959       1,001
                                                        --------     -------
                                                        --------     -------

         Cash Dividends Per Common Share                $   .115     $  .105
                                                        --------     -------
                                                        --------     -------

3. As of June 28, 1998, the Corporation adopted Statements of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" issued in June 1997. SFAS 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity; such as currency translation adjustments.

         The components of comprehensive income, net of related tax, for the first quarter of fiscal 1999 and 1998 are as follows (in millions):


                                                    1999          1998
                                                  --------      --------
         Net income                               $ 338          $ 225
         Foreign currency translation adjustment    152            (58)
                                                  ------         -------
         Comprehensive income                     $ 490          $ 167
                                                  ------         -------
                                                  ------         -------

                      SARA LEE CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The following is a discussion of the results of operations for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 and a discussion of the changes in financial condition during the first three months of fiscal 1999.


RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER FISCAL 1999 TO FIRST QUARTER FISCAL 1998

Operating results by business segment in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 were as follows:


                                                            THIRTEEN WEEKS ENDED
                                          -------------------------------------------------------
                                                                 (IN MILLIONS)
                                                     SALES                 OPERATING INCOME (1)
                                          ---------------------------    ------------------------
                                           SEPT. 26,       SEPT. 27,      SEPT. 26,     SEPT. 27,
                                             1998             1997           1998          1997
                                          -----------     -----------    -----------    --------
Sara Lee Foods                                $1,331        $1,359          $  90         $   75
Coffee & Tea                                     608           633            104            106
Household and Body Care                          451           453             44             40
Foodservice                                      668           632             24             22
Branded Apparel                                1,837         1,851            149            150
                                             -------       -------          -----            ---
   Total business segments                     4,895         4,928            411            393
Intersegment sales                               (35)          (35)            --             --
                                            --------       -------          -----         ------
  Net sales and operating income              $4,860        $4,893          $ 411         $  393
                                             -------       -------          -----         ------
                                             -------       -------          -----         ------
                                               PRETAX INCOME (1)                NET INCOME
                                          ---------------------------    ------------------------
                                            SEPT. 26,       SEPT. 27,      SEPT. 26,    SEPT. 27,
                                              1998            1997           1998         1997
                                          -----------     -----------    -----------    --------
Sara Lee Foods                                $   86       $    69       $     54          $  43
Coffee & Tea                                     238           103            170             71
Household and Body Care                           39            34             26             22
Foodservice                                       23            21             15             13
Branded Apparel                                  134           127            105             96
                                             -------      --------        -------        -------
   Total business segments                       520           354            370            245
Unallocated corporate expense                    (44)          (28)           (32)           (20)
                                             -------       -------      ---------       --------
  Pretax income and net income                $  476       $   326       $    338         $  225
                                             -------      --------       --------        -------
                                             -------      --------       --------        -------

(1) Except for the Coffee and Tea segment, the difference between the operating and pretax income of each segment is interest expense. The Corporation's net interest expense is allocated to each segment based upon the average invested capital of each business. The pretax income of the Coffee and Tea segment in fiscal 1999 includes a $137 million gain from the disposal of certain assets offset by $3 million of net interest expense.

CONSOLIDATED RESULTS - FIRST QUARTER FISCAL 1999 COMPARED WITH FIRST QUARTER FISCAL 1998

Consolidated net sales decreased .7% in the first quarter. Businesses acquired net of businesses sold subsequent to the start of the first quarter of last fiscal year increased sales by approximately .2 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing sales by approximately 1.3 percentage points. While the U.S. dollar has weakened slightly versus most European currencies, the declines in the Asian currencies as well as those of Australia, Mexico and South Africa offset the strength in Europe. Excluding the impact of acquisitions, dispositions and foreign currency changes, sales increased .4% over the same quarter in the prior year.

The gross profit margin was 37.9% in fiscal 1999 compared with 37.2% in fiscal 1998. Higher gross margins in the Sara Lee Foods and Household and Body Care segments were largely responsible for the increase. Branded Apparel gross profit margins were unchanged from the prior year while the Coffee and Tea and Foodservice segments had slight margin declines. Selling, general and administrative expenses increased by 1.3% over the same quarter last year. This increase was primarily due to higher marketing, advertising and promotion expense.

Operating income increased 4.7% in the quarter. Businesses acquired net of businesses sold subsequent to the start of the first quarter of last fiscal year increased operating income by approximately 2.6 percentage points. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by 1.6 percentage points. Excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 3.7%.

As part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment primarily related to its international tobacco operation, Douwe Egberts Van Nelle Tobacco. The Corporation acquired this business through the purchase of Douwe Egberts B.V. in 1978 and Van Nelle Holding N.V. in 1989 for a total price of approximately $300 million. In the first quarter of fiscal 1999, the Corporation received cash proceeds of $386 million and recognized a pretax gain of $137 million or $.20 per share on a diluted basis. See notes to the financial statements on page 8 of this document for additional information on this transaction.

Net interest expense decreased primarily as a result of the sale of assets, lower cash disbursements for business acquisitions and capital expenditures and improved operating cash flows. Unallocated corporate expenses increased by $16 million as a result of higher administrative costs and costs associated with hedging foreign currency movements.

Income before income taxes, excluding the impact of the $137 million gain noted above, increased 4.1%. The effective tax rate decreased from 31% to 29% of pretax income. The reduction in the tax rate was attributable primarily to increased earnings in certain foreign jurisdictions that had lower tax rates than the United States. Excluding the impact of the gain, net income increased 7.1%, while diluted earnings per share increased 13.6%. Earnings per share increased at a rate in excess of net income primarily because of fewer average shares outstanding during the period. Preferred dividends also declined as a result of the redemption of the remaining auction preferred shares during the first quarter of fiscal 1998.

FISCAL 1998 RESTRUCTURING

In the second quarter of fiscal 1998, the Corporation provided a pretax charge of $2,040 million for the cost of restructuring its worldwide operations. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities - 86 facilities are owned and 30 are leased. Of the total pretax charge for restructuring, $899 million relates to anticipated losses associated with the disposal of manufacturing and distribution facilities and $830 million relates to goodwill associated with the disposition of the remaining assets from various business combinations. The remainder of the charge consists of $219 million for pension and social costs associated with facility disposals; $47 million for anticipated costs to close and dispose of idled facilities and $45 million for anticipated losses on the disposal of certain equity and cost method investments. Of the total after-tax provision, 89% is non-cash and 11% will require cash outflows.

Through September 26, 1998, 19 manufacturing and distribution facilities have been sold and 36 additional facilities have been closed. These actions comprise 58% of the total anticipated losses associated with long-lived assets included in the restructuring charge. The Corporation expects to complete the restructuring by the year 2000, and it is anticipated that the remaining costs of the plan will be funded from internal sources and available borrowings. Operating costs in fiscal 1999 were lowered by $17 million, primarily as a result of lower plant overhead and amortization expense. The Corporation expects the restructuring plan to generate increased savings in subsequent periods, growing to an annual savings of approximately $200 million in 2001. Savings from the planned actions will be used for both business-building initiatives and profit improvement. A reconciliation of the restructuring reserves through September 26, 1998 is presented on page 15 of this document.

OPERATING RESULTS BY BUSINESS SEGMENT - FIRST QUARTER FISCAL 1999 COMPARED WITH FIRST QUARTER FISCAL 1998

Net sales in the Sara Lee Foods segment declined in fiscal 1999 by 2.0% as lower commodity costs were passed on to customers in the form of lower prices. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in this segment declined 3.1%. Excluding acquisitions, Packaged Meats posted a unit volume gain of 3%, led by a 6% increase in branded product sales in the United States. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, fell 2% as gains in the growing bakery-deli, foodservice and fresh baked segments were offset by declines at retail. Including acquisitions, Packaged Meats unit sales grew 6% and Bakery volumes increased
2%.

Operating income increased by 20.6% as margins benefited from increased meat unit sales, an improved product mix both in Bakery and worldwide Packaged Meats, lower commodity costs and the restructuring program initiated in fiscal 1998. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income increased 16.6%. The net interest expenses allocated to the segment declined by $2 million and the pretax income of the segment increased by 24.7%. The effective tax rate of the segment declined to 37.0% and net income grew 27.2% to $54 million.

Net sales in the Coffee and Tea segment declined 4% reflecting lower consumer prices, as a result of a substantial decline in green coffee costs, and the divestment of tobacco operations in July 1998. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in this segment increased 2.7%. Excluding acquisitions, unit volumes for roasted coffee, the segment's primary business, increased 13% as consumers reacted favorably to lower coffee prices and product introductions. Unit volumes grew 22% including the sales from recently acquired businesses.

Operating income for the Coffee and Tea segment declined 1.5% reflecting the divestment of tobacco operations and ongoing restructuring activities. The strengthening of foreign currencies versus the U.S. dollar improved operating income of this segment by .8%. As previously noted, the pretax earnings of this segment include a gain of $137 million associated with the disposition of the Corporation's international tobacco operations. Segment net income, excluding the gain, increased 2.5% as a result of lower interest expense and a reduction in the effective tax rate of this segment.

Net sales in the Household and Body Care segment declined .5% while operating income increased 9.2%. These results were significantly affected by declines in the Asian currencies as well as those in Mexico, Australia and South Africa. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 7.9% and 25.0%, respectively. Excluding acquisitions, unit volumes for this segment's four core categories - shoe care, body care, insecticides and air fresheners - grew 8%; unit volumes for these four categories grew 11% including acquisitions. The operating income of this segment in the first quarter of fiscal 1999 was also favorably impacted by the Corporation's ongoing restructuring program. The net interest allocated to the Household and Body Care segment declined by $1 million and pretax income of the segment increased 13%. Net income increased 15% to $26 million as the effective tax rate related to this segment declined approximately 1 percentage point.

Net sales in the Foodservice segment increased 5.7% including the impact of acquisitions and 2.9% excluding the impact of acquisitions. Excluding acquisitions, unit volumes grew 1%, reflecting the loss of a large, lower-margin chain customer during the quarter. Including acquisitions, unit volumes grew 4%. Operating income grew 6.4% to $24 million. Results benefited from an improved customer mix and a continued focus on cost containment. Pretax income grew 6.9% and net income grew 8.4% as the effective tax rate of this segment declined approximately 1 percentage point.

Branded Apparel sales and operating income declined .7% and .5%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales declined .3% while operating income increased
 .7%. These results reflect a difficult competitive environment for knit activewear products, and a decline in unit sales for lower-margin legwear products. Unit volumes for Worldwide Legwear fell 2%, combining a 10% increase in sock unit sales with a 7% decline in sheer hosiery volumes. Worldwide Knit Products unit sales were flat compared against a strong 9% increase in the first quarter one year ago. Intimate Apparel units increased 10%, with strength in both the United States and Europe.

Pretax income in the Branded Apparel segment increased 5.7% as the Corporation's ongoing restructuring efforts reduced the invested capital of this business and the allocated net interest expense. The effective tax rate of the Branded Apparel segment declined from 24.6% to 21.4%. The lower tax rate is primarily attributable to an increased level of pretax profits being attributable to certain foreign jurisdictions that had lower tax rates than the United States. Segment net income increased 10.2% as a result of the lower effective tax rate and interest expense.

FINANCIAL CONDITION

During the first three months of fiscal 1999, net cash provided from operating activities was $44 million as compared to a net use of cash of $161 million in the comparable period in fiscal 1998. The $205 million improvement is primarily due to better management of inventories and trade receivables.

Net cash generated from investment activities was $317 million in the first three months of fiscal 1999 as compared to a net use of cash of $294 million in fiscal 1998. The Corporation received $501 million of cash from the sale of assets and businesses during the first quarter of the current year. $386 million was received from the sale of the international tobacco business and $94 million was received from the sale of assets as part of the ongoing program to reduce the level of assets employed in the business. Cash expenditures for the purchase of businesses declined by $105 million and capital expenditures for the quarter declined $7 million from the comparable period in the prior year.

In fiscal 1998, the Corporation announced its plans to repurchase $3 billion of its common stock over a three year period. A total of $1.5 billion of Sara Lee Corporation common stock was repurchased in 1998 and $293 million was repurchased in the first quarter of fiscal 1999. During the first quarter of fiscal 1999, $35 million of cash was used to reduce long and short term debt, while in the comparable period of fiscal 1998, cash of $749 million was received from long and short term borrowings.

YEAR 2000 COMPLIANCE

In January 1996, the Corporation initiated a program to address the Year 2000 information technology issues that affect its operations. Essentially, the Year 2000 problem consists of computer applications, including devices with imbedded technology, using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. The Corporation's Year 2000 program is designed to identify and correct these problems.

The program has been developed with the help of independent consultants and consists of various steps to identify and evaluate Year 2000 issues and remediate systems that are not Year 2000 compliant. The Corporation's program to identify and evaluate Year 2000 readiness includes inventorying and testing systems that are commonly thought of as IT systems, such as computer networks, as well as systems that are not commonly thought of as IT systems, such as automated production systems. Both IT and non-IT systems may contain imbedded technology or "chips" which complicates the Corporation's Year 2000 identification, evaluation, remediation and testing efforts. Among the functional areas the Corporation has evaluated are its order, production, distribution and financial systems. The Corporation has completed its inventory of all IT and non-IT systems and has identified systems with Year 2000 exposure. The Corporation has also conducted reviews to determine the need for remediation efforts and is currently involved in testing and verifying compliance. In addition, all third parties with whom there is systems interaction, including outsourced services are being surveyed to determine Year 2000 compliance or the need for remediation efforts. Similarly, the Corporation has and will continue to contact its significant suppliers, customers and service providers to determine the extent to which such entities are vulnerable to Year 2000 issues and whether the products and services purchased by or from such entities are Year 2000 compliant. The Corporation has also begun to assess the systemic Year 2000 risk in the various countries in which it operates. Progress against these plans is monitored and reported to management on a regular basis.

As of the end of the first quarter of fiscal 1999, the Corporation had verified that approximately 52% of its worldwide systems were Year 2000 compliant. The Corporation anticipates that its remaining systems will be Year 2000 compliant by the end of fiscal 1999. The total cost of this project is estimated to be $50 million, of which approximately half has been expensed. These costs have not had nor are expected to have a material effect on the Corporation's financial position, results of operations or cash flows in any of the years in which spending has or will occur. This expectation assumes that the Corporation will not be obligated to incur significant
Year 2000 related costs on behalf of its customers or suppliers.

In the event that the Corporation's Year 2000 program does not properly identify, assess or remediate Year 2000 problems, there can be no assurance that the Year 2000 issue will not materially adversely impact the Corporation's results of operations or adversely affect the Corporation's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Corporation's systems or results of operations. Due to the general uncertainty inherent in the Year 2000 problem, including uncertainty regarding the Year 2000 readiness of customers, suppliers and governmental agencies, the Corporation has not yet developed a comprehensive analysis of the most likely worst case Year 2000 scenario. However, the Corporation is currently developing contingency plans to ensure that the Year 2000 issue will not pose significant operational problems for the Corporation. This process includes, among others, developing emergency backup procedures in case of system failure, identifying alternative suppliers, and developing alternative plans to engage in business activities with customers and suppliers should they not be Year 2000 compliant. These plans will continue to be monitored for completion as the Corporation approaches the year 2000.

The costs of the Corporation's Year 2000 Program and the dates on which the Corporation believes it will complete various stages of the program are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to: the availability and cost of personnel trained in Year 2000 issues; the ability to identify, assess, remediate and test all relevant systems, including those using imbedded technology; the variability of definitions of "Year 2000 compliant;" and similar uncertainties.

EURO

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies (legacy currencies) and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. The transition period for the introduction of the euro will occur through June 2002. Beginning in January 2002, new euro-denominated bills and coins will be issued. Simultaneously, legacy currencies will begin to be withdrawn from circulation with the completion of the withdrawal scheduled no later than June 30, 2002. The Corporation has established plans to identify and address risks arising out of the conversion to the new currency. These risks include, but are not limited to, converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased price transparency, evaluating the Corporation's exposure to currency exchange risk during and following the transition period to the euro and determining the impact on the Corporation's processes for preparing accounting and taxation records. The cost of the Corporation's program to address the euro conversion is not expected to be material. However, while the Corporation believes it is taking the appropriate steps to mitigate risks associated with the euro conversion, uncertainties do exist as to the effects the euro currency will have on the Corporation's customers, suppliers and in the marketplaces in which the Corporation operates. In addition, substantial uncertainty exists with respect to the impact of the conversion to the euro on the economies of all member states of the European Union. Accordingly, there can be no assurance that the conversion to the euro will not materially adversely impact the Corporation's results of operations or adversely affect the Corporation's relationships with customers, suppliers or others. Additionally, there can be no assurances that the euro conversion issues of other entities will not have a materially adverse impact on the Corporation's results of operations.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                    RECONCILIATION OF RESTRUCTURING RESERVES
                            AS OF SEPTEMBER 26, 1998
                                  (IN MILLIONS)

                                                                WRITEDOWN OF    RECOGNITION OF
                                                                LONG-LIVED      CURTAILMENT
                                                  ORIGINAL     ASSETS TO NET   LOSS AND SPECIAL
                                                RESTRUCTURING   REALIZABLE       TERMINATION
                                                  RESERVES         VALUE          BENEFITS
                                               --------------  ------------    --------------
Anticipated losses associated with disposal
     of long-lived assets                        $   1,729     $   (1,729)      $       -

Pension and social costs                               219              -             (39)

Anticipated expenditures to close and
     dispose of idled facilities - includes
     non-cancelable lease obligations                   47              -               -

Anticipated loss associated with the disposal
     of equity and cost method investments              45            (45)              -

                                                 ----------    -----------      ----------
                                                     2,040         (1,774)            (39)
Foreign exchange impacts                                 -              -               -
                                                 ----------    -----------      ----------
     Total restructuring reserves                $   2,040     $   (1,774)      $     (39)
                                                 ----------    -----------      ----------
                                                 ----------    -----------      ----------
                                                                                  RESTRUCTURING
                                                                    FOREIGN         RESERVES
                                                     CASH          EXCHANGE          AS OF
                                                  PAYMENTS         IMPACTS        SEPT. 26, 1998
                                                  ----------     ----------      ---------------
Anticipated losses associated with disposal
     of long-lived assets                          $   -          $    -          $     -

Pension and social costs                             (33)              -              147

Anticipated expenditures to close and
     dispose of idled facilities - includes
     non-cancelable lease obligations                (13)              -               34

Anticipated loss associated with the disposal
     of equity and cost method investments             -               -                -

                                                   ------         -------         --------
                                                     (46)              -              181
Foreign exchange impacts                               -               4                4
                                                   ------         -------         --------
     Total restructuring reserves                  $ (46)         $    4          $   185
                                                   ------         -------         --------
                                                   ------         -------         --------

                                     PART II

          ITEM 2 - CHANGES IN SECURITIES

(c) On July 31, 1998, the Corporation issued 94,423 shares of its common stock in connection with a business acquisition in reliance on
         Section 4(2) of the Securities Act of of 1933.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The Registrant's 1998 Annual Meeting of Stockholders was held on October 29,1998, in Chicago, Illinois ("Annual Meeting").

(b)      Not applicable.

(c)(i) A total of 400,619,983 votes (83.5% of all votes entitled to vote at the Annual Meeting) were represented by proxy or ballot at the Annual Meeting. The stockholders of the Registrant were requested to elect 17 directors as nominated by management. All nominees were elected as indicated by the following voting tabulation:

                    NAME                     FOR            WITHHELD
          ------------------------       -----------       -----------
          Paul A. Allaire                392,708,418        7,911,565
          Frans H.J.J. Andriessen        398,096,410        2,523,573
          John H. Bryan                  398,037,439        2,582,544
          Duane L. Burnham               398,354,671        2,265,312
          Charles W. Coker               398,196,284        2,423,699
          James S. Crown                 398,241,352        2,378,631
          Willie D. Davis                397,790,150        2,829,833
          Vernon E. Jordan, Jr.          387,342,071       13,277,912
          James L. Ketelsen              397,627,712        2,992,271
          Hans B. van Liemt              397,769,079        2,850,904
          Joan D. Manley                 397,787,169        2,832,814
          C. Steven McMillan             397,773,657        2,846,326
          Frank L. Meysman               398,314,679        2,305,304
          Rozanne L. Ridgway             397,699,964        2,920,019
          Judith A. Sprieser             398,237,086        2,382,897
          Richard L. Thomas              397,482,744        3,137,239
          John D. Zeglis                 398,199,007        2,420,976

(ii) The stockholders were requested to vote on a resolution to amend the Corporation's Charter to increase the total number of authorized shares of stock to 1,213,500,000 and the number of authorized shares of common stock to 1,200,000,000. The resolution also proposed to reduce the par value of each share of common stock to $.01. The resolution was adopted by the stockholders, as 368,387,389 votes were cast for the proposal, 29,872,679 votes were cast against the proposal, and 2,357,406 votes abstained. There were 2,509 broker non-votes.

(iii) The stockholders were requested to vote on a resolution to approve the Sara Lee Corporation 1998 Long-Term Incentive Stock Plan. The resolution was adopted by the stockholders, as 304,358,738 votes were cast for the proposal, 39,714,407 votes were cast against the proposal, and 4,031,600 votes abstained. There were 52,515,238 broker non-votes.

(iv) The stockholders were requested to ratify the appointment of Arthur Andersen LLP as the independent public accountants of the Corporation for its fiscal year 1999. The appointment of Arthur Andersen LLP was ratified by the stockholders, as 398,163,324 votes were cast for the proposal, 1,282,914 votes were cast against the proposal, and 1,173,745 votes abstained.

(d)      Not applicable.

                          ITEM 5. - OTHER INFORMATION

This report contains certain forward-looking statements which are based on management's current view and assumptions regarding future events and financial performance. Reference should be made to the section "Forward Looking Information" in item 7 of the registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, for a description of the important factors that could cause actual results to differ materially from those discussed herein.

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                  PAGE NUMBER OR
         EXHIBIT                                INCORPORATED HEREIN
         NUMBER         DESCRIPTION              BY REFERENCE TO
        --------- -------------------------     -------------------
           11     Computation of Net Income
                  Per Common Share                      19

           12.1   Computation of Ratio of
                  Earnings to Fixed Charges             20

           12.2   Computation of Ratio of
                  Earnings to Fixed Charges
                  and Preferred Stock Dividend
                  Requirements                          21

           27     Financial Data Schedule               22

(b)  Reports on Form 8-K
     No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SARA LEE CORPORATION

                                       (Registrant)





                                    By: /s/  Wayne R. Szypulski
                                       -----------------------------------
                                             Wayne R. Szypulski
                                             Vice President and Controller


DATE:  November 9, 1998