Form 10-Q
period 1998-12-26
LEE SARA CORP
filed 1999-02-08
CIK 23666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 26, 1998
                               -------------------------------
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

Commission file number                         1-3344
                          -------------------------------------------------
                              Sara Lee Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                            36-2089049
-------------------------------                           -------------------
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

                                 (312) 726-2600
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       --------
         On December 26, 1998, the Registrant had 912,030,559 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

                         The document contains 27 pages.

                      SARA LEE CORPORATION AND SUBSIDIARIES

                                      INDEX
PART I -

       FINANCIAL STATEMENTS -
           Preface                                                            3

           Condensed Consolidated Balance Sheets -
                At December 26, 1998 and June 27, 1998                        4

           Consolidated Statements of Income -
                For the thirteen and twenty-six weeks ended
                December 26, 1998 and December 27, 1997                       5

           Consolidated Statements of Common Stockholders' Equity -
                For the period June 28, 1997 to December 26, 1998             6

           Consolidated Statements of Cash Flows -
                For the twenty-six weeks ended December 26, 1998
                and December 27, 1997                                         7

           Notes to Consolidated Financial Statements                         8

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION                           9

PART II -

       ITEM 2. -     CHANGES IN SECURITIES                                   20

       ITEM 5. -     OTHER INFORMATION                                       20

       ITEM 6. -     EXHIBITS AND REPORTS ON FORM 8-K                        21

SIGNATURE                                                                    22

EXHIBIT 11     -     Computation of Net Income Per Common Share              23

EXHIBIT 12.1   -     Computation of Ratio of Earnings to Fixed Charges       25

EXHIBIT 12.2   -     Computation of Ratio of Earnings to Fixed Charges and
                           Preferred Stock Dividend Requirements             26

EXHIBIT 27     -     Financial Data Schedule                                 27


                                     PART I

                      SARA LEE CORPORATION AND SUBSIDIARIES

                                     Preface

The consolidated financial statements for the thirteen and twenty-six weeks ended December 26, 1998 and December 27, 1997 and the balance sheet as of December 26, 1998 included herein have not been audited by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 26, 1998 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and twenty-six weeks ended
December 26, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended June 27, 1998.

                      SARA LEE CORPORATION AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets at December 26, 1998 and June 27, 1998
                                 (in millions)

                                                            Dec. 26,   June 27,
                                                              1998       1998
                                                           ---------   --------
                   ASSETS

Cash and equivalents                                       $    310    $    273
Trade accounts receivable, less allowances                    1,938       1,800
Inventories:
               Finished goods                                 1,692       1,809
               Work in process                                  427         443
               Materials and supplies                           525         630
                                                           ---------   ---------
                                                              2,644       2,882
Other current assets                                            384         265
                                                           ---------   ---------

               Total current assets                           5,276       5,220


Trademarks and other assets                                     524         501
Property, net                                                 2,022       2,090
Intangible assets, net                                        3,229       3,178
                                                           ---------   ---------

                                                           $ 11,051    $ 10,989
                                                           =========   =========

                       LIABILITIES AND EQUITY

Notes payable                                              $    843    $    586
Accounts payable                                              1,672       2,003
Accrued liabilities                                           2,980       2,923
Current maturities of long-term debt                            258         221
                                                           ---------   ---------

               Total current liabilities                      5,753       5,733


Long-term debt                                                2,096       2,270
Deferred income taxes                                            36          22
Other liabilities                                               557         538
Minority interests in subsidiaries                              557         560
ESOP convertible preferred stock                                270         305
Unearned deferred compensation                                 (214)       (255)
Common stockholders' equity                                   1,996       1,816
                                                           ---------   ---------

                                                           $ 11,051    $ 10,989
                                                           =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                      For the Thirteen and Twenty-Six Weeks
                    Ended December 26, 1998 and December 27, 1997
                        (in millions, except per share data)

                                                       THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                      -----------------------      -------------------------
                                                      Dec. 26,       Dec. 27,       Dec. 26,        Dec. 27,
                                                        1998           1997          1998            1997
                                                      --------       --------      ---------       ---------
Net sales                                             $ 5,286        $ 5,279       $ 10,146        $ 10,172
                                                      --------       --------      ---------       ---------

Cost of sales                                           3,175          3,259          6,195           6,333
Selling, general and administrative expenses            1,549          1,474          3,022           2,928
Interest expense                                           62             61            114             109
Interest income                                           (23)           (17)           (47)            (26)
Product recall charge                                      76              -             76               -
Gain on sale of business                                    -              -           (137)              -
Restructuring charge                                        -          2,040              -           2,040
                                                      --------       --------      ---------       ---------
                                                        4,839          6,817          9,223          11,384
                                                      --------       --------      ---------       ---------

Income (loss) before income taxes                         447         (1,538)           923          (1,212)
Income tax (expense) benefit                             (125)           260           (263)            159
                                                      --------       --------      ---------       ---------

Net income (loss)                                         322         (1,278)           660          (1,053)

Preferred dividends, net of tax                             3              4              6               8
                                                      --------       --------      ---------       ---------
Net income (loss) applicable to common stockholders   $   319        $(1,282)      $    654        $ (1,061)
                                                      ========       ========      =========       =========

Net income (loss) per common share - basic            $  0.35        $ (1.36)      $   0.72        $   (1.12)
                                                      ========       ========      =========       =========

       Average shares outstanding                         908            945            910             949
                                                      ========       ========      =========       =========

Net income (loss) per common share - diluted          $  0.34        $ (1.36)      $   0.69        $  (1.12)
                                                      ========       ========      =========       =========
       Average shares outstanding                         955            945            956             949
                                                      ========       ========      =========       =========

Cash dividends per common share                       $ 0.125        $ 0.115       $   0.24        $   0.22
                                                      ========       ========      =========       =========

See accompanying Notes to Consolidated Financial Statements.

                      SARA LEE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Common Stockholders' Equity
                For the Period June 28, 1997 to December 26, 1998
                      (in millions, except per share data)

                                                                                                      UNEARNED
                                                        COMMON    CAPITAL    RETAINED  TRANSLATION   RESTRICTED
                                              TOTAL      STOCK    SURPLUS    EARNINGS  ADJUSTMENTS     STOCK
                                             -------    -------   -------    --------  -----------   ----------
Balances at June 28, 1997                    $ 4,280    $   640    $ --       $ 4,274    $  (618)   $   (16)

Net loss                                      (1,053)      --        --        (1,053)      --         --
Cash dividends -
     Common ($.22 per share)                    (209)      --        --          (209)      --         --
     Auction preferred ($458.00 per share)        (1)      --        --            (1)      --         --
     ESOP convertible preferred
          ($2.72 per share)                      (12)      --        --           (12)      --         --
Stock issuances -
     Stock option and benefit plans               40          4         36         --       --         --
     Restricted stock, less
          amortization of $22                     23          1         81         --       --          (59)
Reacquired shares                               (567)       (15)      (116)      (436)      --         --
Translation adjustments                         (133)      --        --            --       (133)      --
ESOP tax benefit                                   5       --        --             5       --         --
ESOP share redemption                              5       --            5         --       --         --
Other                                             (5)         1         (6)        --       --         --
                                             -------    -------    -------    -------    -------    -------
Balances at December 27, 1997                  2,373        631       --        2,568       (751)       (75)

Net income                                       530       --        --           530       --         --
Cash dividends -
     Common ($.23 per share)                    (214)      --        --          (214)      --         --
     ESOP convertible preferred
          ($2.72 per share)                      (11)      --        --           (11)      --         --
Stock issuances -
     Business acquisitions                        10       --           10         --       --         --
     Stock option and benefit plans               46          4         42         --       --         --
     Restricted stock, less
          amortization of $20                     11       --          (14)        --       --           25
Reacquired shares                               (933)       (21)       (70)      (842)      --         --
Translation adjustments                          (33)      --        --            --        (33)      --
ESOP tax benefit                                   5       --        --             5       --         --
ESOP share redemption                              4          1          3         --       --         --
Other                                             28         (1)        29         --       --         --
                                             -------    -------    -------    -------    -------    -------
Balances at June 27, 1998                      1,816        614        --       2,036       (784)       (50)

Net income                                       660       --        --           660       --         --
Cash dividends -
     Common ($.24 per share)                    (219)      --        --          (219)      --         --
     ESOP convertible preferred
           ($2.72 per share)                     (10)      --        --           (10)      --         --
Stock issuances -
     Stock option and benefit plans               70          4         66         --       --         --
     Business acquisitions                         6       --            6         --       --         --
     Restricted stock, less
          amortization of $17                     17       --            1         --       --           16
Reacquired shares                               (543)       (12)      (129)      (402)      --         --
Translation adjustments                          173       --        --            --        173       --
ESOP tax benefit                                   4       --        --             4       --         --
ESOP share redemption                             35          2        33          --       --         --
Two-for-one stock split                         --          609        --        (609)      --         --
Change in common stock par value                --       (1,208)     1,208         --       --         --
Other                                            (13)      --          (13)        --       --         --
                                             -------    -------    -------    -------    -------    -------
Balances at December 26, 1998                $ 1,996    $     9    $ 1,172    $ 1,460    $  (611)   $   (34)
                                             =======    =======    =======    =======    =======    =======

See accompanying Notes to Consolidated Financial Statements

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
     For the Twenty-Six Weeks Ended December 26, 1998 and December 27, 1997
                                  (in millions)

                                                                      TWENTY-SIX WEEKS ENDED
                                                                     -------------------------
                                                                     Dec. 26,        Dec. 27,
                                                                       1998            1997
                                                                     -------        ---------
OPERATING ACTIVITIES -
  Net income (loss)                                                  $   660         $ (1,053)
  Adjustments for non-cash charges included in net income (loss):
     Depreciation                                                        189              214
     Amortization of intangibles                                          91               95
     Change in deferred income taxes                                      15             (375)
     Product recall charge                                                76                -
     Gain on sale of business                                           (137)               -
     Restructuring charge                                                  -            2,040
     Other                                                                36              (11)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                       (382)            (468)
                                                                     --------       ----------

  Net cash from operating activities                                     548              442
                                                                     --------       ----------

INVESTMENT ACTIVITIES -
  Purchases of property and equipment                                   (206)            (204)
  Acquisitions of businesses and investments                            (201)            (285)
  Disposition of businesses                                              407              439
  Sales of assets                                                        142               26
  Other                                                                    2                1
                                                                     --------       ----------

  Net cash from (used in) investment activities                          144              (23)
                                                                     --------       ----------

FINANCING ACTIVITIES -
  Issuances of common stock                                               70               40
  Purchases of common stock                                             (543)            (567)
  Redemption of preferred stock                                            -             (200)
  Borrowings of long-term debt                                            17              294
  Repayments of long-term debt                                          (220)            (123)
  Short-term borrowings, net                                             236              330
  Payments of dividends                                                 (229)            (222)
                                                                     --------       ----------

  Net cash used in financing activities                                 (669)            (448)
                                                                     --------       ----------

Effect of changes in foreign exchange rates on cash                       14               (6)
                                                                     --------       ----------

Increase (decrease) in cash and equivalents                               37              (35)

Cash and equivalents at beginning of year                                273              272
                                                                     --------       ----------

Cash and equivalents at end of quarter                               $   310         $    237
                                                                     ========       ==========

COMPONENTS OF CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     Increase in trade accounts receivable                           $  (111)        $   (106)
     Decrease in inventories                                             208               21
     (Increase) decrease in other current assets                         (99)               2
     Decrease in accounts payable                                       (388)            (376)
     Increase (decrease) in accrued liabilities                            8               (9)
                                                                     --------       ----------

Changes in current assets and liabilities                            $  (382)        $   (468)
                                                                     ========       ==========

See accompanying Notes to Consolidated Financial Statements

                      SARA LEE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. On December 22,1998, the Corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain listeria bacteria. The estimated cost of this action was recognized in the thirteen week period ended December 26, 1998 and reduced income before income taxes, net income and diluted earnings per share by $76 million, $50 million and $.05 per share, respectively. The recall charge recognizes the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the Corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions.

2. In the first quarter of fiscal 1999, as part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment primarily related to its international tobacco operations. The Corporation received cash proceeds of $386 million in connection with the sale and recognized a pretax gain of $137 million or $.10 per share on a diluted basis. Additional cash payments may be received beginning in fiscal 2004; however, these payments are dependent upon the outcome of significant contingencies related to the ongoing operation of the sold business. Receipt of these contingent payments is not assured.

3. On October 29, 1998, the Corporation declared a two-for-one stock split in the form of a 100% stock dividend effective as of December 1, 1998. Common share data in the accompanying consolidated financial statements has been adjusted to give effect to the stock split for all periods presented.

         On November 28,1998, the per share par value of the Corporation's authorized common stock was changed from $1.33 1/3 per share to $.01 per share.

4. The components of comprehensive income, net of related tax effects, for the thirteen and twenty-six weeks ended December 26, 1998 and December 27, 1997 are as follows (in millions):


                                               Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                          ------------------------------    -----------------------------
                                          Dec. 26, 1998    Dec. 27, 1997    Dec. 26, 1998   Dec. 27, 1997
                                          -------------    -------------    -------------   -------------
         Net income (loss)                   $ 322          $ (1,278)          $  660         $ (1,053)
         Foreign currency translation
           adjustment                           21               (75)             173             (133)
                                             -----          ---------          ------         ---------
         Comprehensive income (loss)         $ 343          $ (1,353)          $  833         $ (1,186)
                                             =====          =========          ======         =========

                      SARA LEE CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following is a discussion of the results of operations for the second quarter and first six months of fiscal 1999 compared to the second quarter and first six months of fiscal 1998, and a discussion of the changes in financial condition during the first six months of fiscal 1999.


RESULTS OF OPERATIONS

Comparison of Second Quarter Fiscal 1999 to Second Quarter Fiscal 1998
----------------------------------------------------------------------

Operating results by business segment in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 were as follows:

                                                             THIRTEEN WEEKS ENDED
                                                                 (in millions)
                                          ----------------------------------------------------
                                                  Sales                Operating Income (1)(2)
                                          -----------------------      -----------------------
                                           Dec. 26,      Dec. 27,      Dec. 26,       Dec. 27,
                                            1998           1997         1998            1997
                                          ---------     ---------      --------       --------
Sara Lee Foods                            $ 1,452        $ 1,470        $    89       $    (64)
Coffee & Tea                                  731            764            111             44
Household and Body Care                       519            509             66           (120)
Foodservice                                   660            624             22             18
Branded Apparel                             1,961          1,952            224         (1,344)
                                          -------       --------        -------       ---------
   Total business segments                  5,323          5,319            512         (1,466)
Intersegment sales                            (37)           (40)           --               --
                                          -------       --------        -------       ---------
  Net sales and operating income          $ 5,286       $  5,279        $   512       $ (1,466)
                                          =======       ========        =======       =========

                                            Pretax Income (1)(2)            Net Income (2)
                                          -----------------------       ----------------------
                                           Dec. 26,      Dec. 27,        Dec. 26,     Dec. 27,
                                            1998           1997           1998          1997
                                          ---------     --------        --------      --------
Sara Lee Foods                            $    82       $   (71)        $    50       $    (49)
Coffee & Tea                                  107            40              76             31
Household and Body Care                        59          (127)             38           (127)
Foodservice                                    20            17              13             11
Branded Apparel                               205        (1,369)            161         (1,126)
                                          -------       --------        -------       ---------
   Total business segments                    473        (1,510)            338         (1,260)
Unallocated corporate expense                 (26)          (28)            (16)           (18)
                                          -------       --------        --------      ---------
  Pretax income (loss) and
   net income (loss)                      $   447       $(1,538)        $   322       $ (1,278)
                                          =======       ========        ========      =========

(1) The difference between operating and pretax income for each business segment is net interest expense. The Corporation's net interest expense is allocated to each segment based on the average invested capital of each business.
(2) Reported results include the fiscal 1999 product recall charge and the fiscal 1998 restructuring charge. These items are discussed elsewhere in Management's Discussion and Analysis of Results of Operations.

CONSOLIDATED RESULTS - SECOND QUARTER FISCAL 1999 COMPARED WITH SECOND QUARTER FISCAL 1998

Consolidated net sales increased 0.1% in the second quarter over the year ago period. Businesses acquired net of businesses sold subsequent to the start of the second quarter of last fiscal year increased sales by approximately 0.5 percentage points. Changes in foreign currencies had the effect of improving reported sales by approximately 0.3 percentage points. The strengthening of most European currencies relative to the U.S. dollar in the quarter more than offset declines in the currencies of Mexico, South Africa and certain Asian countries. Excluding the impact of acquisitions, dispositions and foreign currency changes, sales decreased approximately 0.7% over the same quarter in the prior year.

The gross profit margin was 39.9% in the second quarter of fiscal 1999 compared with 38.3% in the second quarter of fiscal 1998, reflecting improved gross margins in each business segment. Higher gross margins in the Sara Lee Foods, Coffee and Tea, and Household and Body Care segments were primarily responsible for the increase. Foodservice and Branded Apparel gross profit margins were each up slightly from the prior year quarter. Selling, general and administrative expenses increased 5.1% over the same quarter last year. This increase was primarily due to higher marketing, advertising and promotion expense as well as changes in foreign currency movements.

On December 22,1998, the Corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain listeria bacteria. The estimated cost of this action was recognized in the thirteen week period ended December 26, 1998 and reduced income before income taxes, net income and diluted earnings per share by $76 million, $50 million and $.05 per share, respectively. The recall charge recognizes the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the Corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions.

Operating income, excluding the product recall charge noted above and the fiscal 1998 restructuring charge described below, increased 2.2% in the quarter. Businesses acquired net of businesses sold subsequent to the start of the second quarter of last fiscal year decreased operating income by approximately 2.1 percentage points. Changes in foreign currency exchange rates had the effect of reducing operating income by approximately 0.4 percentage points. Excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 4.7%.

Net interest expense decreased to $39 million in the quarter. Strong operating cash flows in the first half of fiscal 1999 and the last half of fiscal 1998, along with the recently completed sale of the Corporation's international tobacco operations, were primarily responsible for the lower level of net interest expense. Unallocated corporate expenses decreased $2 million from the year ago quarter.

The following comparisons exclude the fiscal 1999 product recall charge and the fiscal 1998 restructuring charge. Income before income taxes increased 4.1%. The effective tax rate decreased from 31% to 29% of pretax income in the quarter, primarily as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Net income increased 7.1%, while diluted earnings per share increased 14.7%. Earnings per share increased at a rate in excess of net income primarily because of fewer average shares outstanding during the period.

FISCAL 1998 RESTRUCTURING

In the second quarter of fiscal 1998, the Corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities - 86 of which are owned and 30 of which are leased. The restructuring provision reduced income before income taxes, net income and net income per common share on a diluted basis in the second quarter of fiscal 1998 by $2,040 million, $1,625 million and $1.70 per share, respectively. Of the total pretax charge for restructuring, $899 million relates to anticipated losses associated with the disposal of manufacturing and distribution facilities and $830 million relates to goodwill associated with the disposition of remaining assets from various business combinations. The remainder of the charge consists of $219 million for pension and social costs associated with employees impacted by facility disposals; $47 million for anticipated costs to close and dispose of idled facilities and $45 million for anticipated losses on the disposal of certain equity and cost method investments. Fiscal 1998 business segment operating results include charges for restructuring on a pretax and after-tax basis as follows (in millions): Sara Lee Foods - $208 and $133; Coffee and Tea - $71 and $46; Household and Body Care - $185 and $164; Foodservice - $2 and $1; and Branded Apparel - $1,574 and $1,281. Of the total after-tax provision, 89% is non-cash and 11% requires cash outflows.

Through December 26, 1998, 25 manufacturing and distribution facilities have been sold and 51 additional facilities have been closed. These actions comprise approximately 60% of the total anticipated losses associated with long-lived assets included in the restructuring charge. The Corporation expects to complete the restructuring by the year 2000, and anticipates that the remaining costs of the plan will be funded from internal sources and available borrowings. Operating costs were lowered in the first six months of fiscal 1999 and fiscal 1998 by approximately $65 million and $27 million, respectively, primarily as a result of lower plant overhead and amortization expense. The Corporation expects the restructuring plan to generate increased savings in subsequent periods, growing to an annual savings of approximately $200 million in 2001. Savings from the planned actions are expected to be used for both business-building initiatives and profit improvement. A reconciliation of the restructuring reserves through December 26, 1998 is presented on page 19 of this document.

OPERATING RESULTS BY BUSINESS SEGMENT - SECOND QUARTER FISCAL 1999 COMPARED WITH SECOND QUARTER FISCAL 1998

The following discussion comparing business segment performance for the second quarter of fiscal 1999 with the second quarter of fiscal 1998 excludes the fiscal 1999 product recall charge and the fiscal 1998 restructuring charge noted previously.

Net sales in the Sara Lee Foods segment declined in fiscal 1999 by 1.3%, primarily reflecting the impact of lower commodity costs for processed meats passed on to customers in the form of lower prices. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in this segment declined 2.7%. Excluding acquisitions, Packaged Meats posted a unit volume gain of 2%, led by a 3% increase in branded product sales in the United States. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, were flat, as gains in the growing bakery-deli and fresh baked segments were offset by declines at retail. Including acquisitions, Packaged Meats unit sales grew 4% and Bakery volumes increased 3%.

Operating income in the Sara Lee Foods segment increased 13.8% as margins benefited from increased unit sales, improved product mix in both Packaged Meats and Bakery, lower commodity costs and favorable impacts from the restructuring program initiated in fiscal 1998. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income increased 13.5%. Pretax income of the segment increased 15.4%, or $21 million, resulting principally from the operating income improvements noted above. The effective tax rate of the segment declined to 37% and net income grew 17.7% to $100 million.

Net sales in the Coffee and Tea segment declined 4.4%. Excluding the results of the tobacco operations disposed of earlier this fiscal year and acquisitions made subsequent to the start of the second quarter of last fiscal year, sales declined 2.1%. The strengthening of most European currencies versus the U.S. dollar subsequent to the start of the second quarter of last fiscal year increased reported sales by 2.5%. Thus, on a comparable basis, sales declined 4.6% reflecting lower consumer prices, as a result of declines in coffee costs. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 2% as consumers reacted favorably to lower coffee prices and product introductions. Unit volumes grew 21% including sales contributed from recently acquired businesses in Brazil and the United States.

Operating income for the Coffee and Tea segment declined 3.5% reflecting the impact of the divestment of the international tobacco operations in the first quarter. Excluding the impact of divestitures, net of new acquisitions, operating income increased 7.2%. Changes in foreign currency exchange rates had the effect of improving operating income of this segment by 3.4 percentage points. Segment net income was flat reflecting a reduction in the effective tax rate of the segment to 28.5% from 31.1% in the year ago quarter.

Net sales in the Household and Body Care segment increased 2.2% and operating income increased 1.6%. The weakening of foreign currencies relative to the U.S. dollar, primarily in Mexico, South Africa and certain Asian countries, reduced reported sales and operating income by 2.3% and 5.1%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 4.5% and 6.8%, respectively. Unit volumes for this segment's four core categories - shoe care, body care, insecticides and air fresheners - grew 15% in the quarter. Operating income was favorably impacted by the ongoing restructuring program. Pretax income of the segment increased 0.7% and net income increased 2.5% to $38 million.

Net sales in the Foodservice segment increased 5.8% including the impact of acquisitions and 2.7% excluding the impact of acquisitions. Excluding acquisitions, unit volumes grew 1%, reflecting gains from continuing operations offset by the loss of a large, lower-margin chain customer during the quarter. Including acquisitions, unit volumes grew 5%. Operating income grew 8.5% to $22 million. Results benefited from an improved customer mix and continued focus on cost containment. Pretax income grew 6.8% and net income grew 8.3%, as the effective tax rate of this segment declined approximately 1 percentage point.

Branded Apparel sales grew 0.5%, while operating income declined 2.6%. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales declined 0.2% and operating income decreased 1.4%. Unit volumes for Worldwide Legwear fell 7%, combining a 1% increase in sock unit sales with a 9% decline in sheer hosiery volumes. Worldwide Knit Products unit sales increased 4% over the year ago second quarter, including 5% and 4% gains in the underwear and activewear categories, respectively. Unit volume declines at the Corporation's Champion division, due primarily to difficult market conditions, reduced the overall unit sales gain in the activewear category and contributed to the decline in operating income. Intimate Apparel unit sales increased 16%, with strength in both the United States and Europe.

Pretax income in the Branded Apparel segment was flat in the quarter, as the ongoing restructuring efforts resulted in a reduction of the total invested capital and the net interest expense allocated to this business segment. The effective tax rate of the Branded Apparel segment declined from 24.6% to 21.4%, resulting primarily from increased earnings in certain foreign jurisdictions that had lower tax rates. Segment net income increased 4.2% as a result of the lower effective tax rate and net interest expense allocation.

Comparison of First Six Months of Fiscal 1999 to First Six Months of Fiscal 1998
--------------------------------------------------------------------------------

Operating results by business segment in the first six months of fiscal 1999 compared to the first six months of fiscal 1998 were as follows:

                                                    TWENTY-SIX WEEKS ENDED
                                  ------------------------------------------------------
                                                         (in millions)
                                             Sales                Operating Income (1)(2)
                                  -------------------------      ------------------------
                                   Dec. 26,        Dec. 27,       Dec. 26,       Dec. 27,
                                    1998             1997           1998            1997
                                  -----------     -----------    -----------    --------
Sara Lee Foods                    $    2,783      $  2,829       $    179       $     12
Coffee & Tea                           1,339         1,398            352            150
Household and Body Care                  970           962            110            (80)
Foodservice                            1,328         1,256             46             40
Branded Apparel                        3,798         3,802            373         (1,195)
                                  ----------      --------       --------       ---------
   Total business segments            10,218        10,247          1,060         (1,073)
Intersegment sales                       (72)          (75)           --               --
                                  ----------      --------       --------       ---------
Net sales and operating income    $   10,146      $ 10,172       $  1,060       $ (1,073)
                                  ==========      ========       ========       =========

                                     Pretax Income (1)(2)             Net Income (2)
                                  -------------------------      ------------------------
                                   Dec. 26,        Dec. 27,       Dec. 26,       Dec. 27,
                                    1998             1997           1998            1997
                                  -----------     ---------      ---------      --------
Sara Lee Foods                    $      168      $     (2)      $    104       $     (6)
Coffee & Tea                             345           143            247            102
Household and Body Care                   97           (93)            63           (105)
Foodservice                               43            38             27             24
Branded Apparel                          340        (1,242)           267         (1,030)
                                  ----------      ---------      --------       ---------
   Total business segments               993        (1,156)           708         (1,015)
Unallocated corporate expense            (70)          (56)           (48)           (38)
                                  ----------      ---------      --------       ---------
  Pretax income (loss) and
   net income (loss)              $      923      $ (1,212)      $    660       $ (1,053)
                                  ==========      =========      ========       =========

(1) The difference between operating and pretax income for each business segment is net interest expense. The Corporation's net interest expense is allocated to each segment based on the average invested capital of each business.

(2) Reported results include the fiscal 1999 product recall charge and gain on sale of the Corporation's tobacco operations and the fiscal 1998 restructuring charge. These items are discussed elsewhere in Management's Discussion and Analysis of Results of Operations.

CONSOLIDATED RESULTS - FIRST SIX MONTHS OF FISCAL 1999 COMPARED WITH FIRST SIX MONTHS OF FISCAL 1998

Consolidated net sales decreased 0.3% in the first six months of fiscal 1999. Businesses acquired net of businesses sold subsequent to the start of fiscal 1998 increased sales by approximately 0.3 percentage points. The overall strengthening of the U.S. dollar relative to foreign currencies during the first six months of the fiscal year had the effect of reducing reported sales by approximately 0.5 percentage points. While most European currencies have strengthened versus the U.S. dollar in the period, declines in Asian currencies as well as those of Mexico, Australia, and South Africa offset the strength of currencies in Europe. Excluding the impact of acquisitions, dispositions and foreign currency changes, sales decreased approximately 0.1% over the same period in the prior year.

The gross profit margin was 38.9% in fiscal 1999 compared with 37.7% in fiscal 1998, reflecting improved gross margins in each business segment. Higher gross margins in the Sara Lee Foods, Coffee and Tea, and Household and Body Care segments were largely responsible for the increase. Foodservice and Branded Apparel gross profit margins were each up slightly from the prior year. Selling, general and administrative expenses increased 3.2% over the same period last year. This increase was primarily due to higher marketing, advertising and promotion expense as well as changes in foreign currency movements.

As noted previously, in December 1998, the Corporation recorded a pretax charge to provide for the estimated costs of a voluntary product recall relating to selected packaged meat products. The charge reduced pretax income for the six months ended December 26, 1998 by $76 million and net income by $50 million or $.05 per share on a diluted basis.

In the first quarter of fiscal 1999, as part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment related primarily to its international tobacco operations. The Corporation received cash proceeds of $386 million and recognized a pretax gain of $137 million which increased net income by $97 million or $.10 per common share on a diluted basis for the six months ended December 26, 1998.

In the second quarter of fiscal 1998, the Corporation provided for the cost of restructuring its worldwide operations. The restructuring provision reduced income before income taxes for the six months ended December 27, 1997 by $2,040 million, and net income by $1,625 million, or $1.69 per common share on a diluted basis.

Operating income, excluding the fiscal 1999 product recall charge and gain on sale of the Corporation's tobacco operations and the fiscal 1998 restructuring charge, increased 3.2% in the first six months of fiscal 1999. Businesses acquired net of businesses sold subsequent to the start of fiscal 1998 decreased operating income by approximately 0.2 percentage points. The overall strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by 0.9 percentage points. Excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 4.3%.

Net interest expense decreased to $67 million in the period. Strong operating cash flows in the first half of fiscal 1999 and the last half of fiscal 1998, along with the recently completed sale of the Corporation's international tobacco operations, were primarily responsible for the lower level of net interest expense. Unallocated corporate expenses increased by $14 million as a result of higher administrative costs and changes in foreign currency movements.

The following comparisons exclude the fiscal 1999 product recall charge and tobacco sale gain, and the fiscal 1998 restructuring charge. Income before income taxes increased 4.1% during the first six months of fiscal 1999. The effective tax rate decreased from 31% to 29% of pretax income resulting primarily from increased earnings in certain foreign jurisdictions that had lower tax rates. Net income increased 7.1%, while diluted earnings per share increased 12.3%.

Earnings per share increased at a rate in excess of net income primarily because of fewer average shares outstanding during the period. Preferred dividends also declined during the period as a result of the redemption of the remaining auction preferred shares during the first quarter of fiscal 1998.

OPERATING RESULTS BY BUSINESS SEGMENT - FIRST SIX MONTHS OF FISCAL 1999 COMPARED WITH FIRST SIX MONTHS OF FISCAL 1998

The following discussion comparing business segment performance for the first six months of fiscal 1999 with the first six months of fiscal 1998 excludes the fiscal 1999 product recall charge and gain on sale of the international tobacco operations, and the fiscal 1998 restructuring charge noted previously.

Net sales in the Sara Lee Foods segment declined in fiscal 1999 by 1.6% as lower commodity costs were passed on to customers in the form of lower prices. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in this segment declined 2.9%. Excluding acquisitions, Packaged Meats posted a unit volume gain of 3%, led by a 5% increase in branded product sales in the United States. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, fell 1% as gains in the growing bakery-deli and fresh baked segments were offset by declines at retail. Including acquisitions, Packaged Meats unit sales grew 5% and Bakery volumes increased 2%.

Operating income increased by 16.1% resulting primarily from increased unit sales, lower commodity costs and favorable impacts from the restructuring program initiated in fiscal 1998. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income increased 14.5%. Net interest expense allocated to the segment declined $3 million and pretax income of the segment increased by 18.5%. The effective tax rate of the segment declined to 37% and net income grew 20.8%, to $154 million.

Net sales in the Coffee and Tea segment declined 4.2%. Excluding the results of the tobacco operations disposed of earlier this fiscal year and acquisitions made subsequent to the start of last fiscal year, sales increased 0.2%. The strengthening of most European currencies versus the U.S. dollar increased reported sales by 1.5%. Thus, on a comparable basis, sales decreased 1.3%. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 6% as consumers reacted favorably to lower coffee prices and product introductions. Unit volumes grew 21% including sales contributed from recently acquired businesses.

Operating income for the Coffee and Tea segment declined 2.6% reflecting the impact of the divestment of the international tobacco operations in the first quarter of fiscal 1999. Changes in foreign currency exchange rates had the effect of improving operating income of this segment by 2.1 percentage points. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income in the segment declined 4.6%. Segment net income increased 1.2% as a result of a reduction in the effective tax rate of the segment from 31.1% to 28.5% for the six month period.

Net sales and operating income in the Household and Body Care segment increased 0.9% and 4.5%, respectively. The weakening of foreign currencies relative to the U.S. dollar, primarily in Mexico, Australia, South Africa and certain Asian countries, reduced reported sales and operating income by 5.4% and 8.7%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 6.1% and 13.8%, respectively. Excluding acquisitions, unit volumes for this segment's four core categories - shoe care, body care, insecticides and air fresheners - grew 11%; unit volumes for these four categories grew 13% including acquisitions.

Pretax income of the segment increased 5.4% primarily as a result of the operating income improvements noted above. Net income increased 7.2%, to $63 million, as the effective tax rate related to this segment declined approximately 1 percentage point.

Net sales in the Foodservice segment increased 5.8% including the impact of acquisitions and 2.8% excluding the impact of acquisitions. Excluding acquisitions, unit volumes grew 1%, but including recently completed acquisitions, unit volumes grew 4% during the period. Operating income grew 7.4%, to $46 million. Results benefited from improved customer mix and continued focus on cost containment. Pretax income grew 6.9% and net income grew 8.4%, as the effective tax rate of this segment declined to 36.5% from 37.4%.

Branded Apparel sales and operating income declined 0.1% and 1.8%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales declined 0.3% while operating income declined 0.6%. Unit volumes for Worldwide Legwear fell 4%, combining a 5% increase in sock unit sales with an 8% decline in sheer hosiery volumes. Worldwide Knit Products unit sales improved 2%, including gains in both the underwear and activewear categories. Unit volume declines at the Corporation's Champion division, due primarily to difficult market conditions, reduced the overall unit sales gains in the activewear category and contributed to the decline in operating income. Intimate Apparel unit sales increased 13%, with strength in both the United States and Europe.

Pretax income in the Branded Apparel segment increased 2.1% as the Corporation's ongoing restructuring efforts resulted in a reduction of the total invested capital and the net interest expense allocated to this business segment. The effective tax rate of the Branded Apparel segment declined from 24.6% to 21.4% in the period. The lower tax rate is primarily the result of increased earnings in certain foreign jurisdictions that had lower tax rates. Segment net income increased 6.5% as a result of the lower effective tax rate and net interest expense allocation.

FINANCIAL CONDITION

During the first six months of fiscal 1999, net cash provided from operating activities was $548 million as compared to $442 million in the comparable period of fiscal 1998. The $106 million improvement is primarily due to improved earnings and better inventory management.

Net cash generated from investment activities was $144 million in the first six months of fiscal 1999 as compared to a net use of cash of $23 million in the comparable period of fiscal 1998. The Corporation received $549 million of cash from the sale of assets and businesses during the first six months of the current year, primarily relating to the sale of the international tobacco business during the first quarter and sales of assets as part of the on-going program to reduce the level of assets deployed in the business. Cash expenditures for purchases of businesses declined $84 million from the comparable period in the prior year.

In fiscal 1998, the Corporation announced its plans to repurchase $3 billion of its common stock over a three year period. A total of $1.5 billion of Sara Lee Corporation common stock was repurchased in fiscal 1998 and $543 million was repurchased during the first six months of fiscal 1999. During the first six months of fiscal 1999, $33 million of net cash was received from long and short-term borrowings, while in the comparable period of fiscal 1998, cash of $501 million was received from long and short-term borrowings.

YEAR 2000 COMPLIANCE

In January 1996, the Corporation initiated a program to address the Year 2000 information technology issues that affect its operations. Essentially, the Year 2000 problem consists of computer applications, including devices with imbedded technology, using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results to the extent that "00" is recognized as the year 1900 rather than the year 2000. The Corporation's Year 2000 program is designed to identify and correct these problems.

The program has been developed with the help of independent consultants and consists of various steps to identify and evaluate Year 2000 issues and remediate systems that are not Year 2000 compliant. The Corporation's program to identify and evaluate Year 2000 readiness includes inventorying and testing systems that are commonly thought of as IT systems, such as computer networks, as well as systems that are not commonly thought of as IT systems, such as automated production systems. Both IT and non-IT systems may contain imbedded technology or "chips" which complicates the Corporation's Year 2000 identification, evaluation, remediation and testing efforts. Among the functional areas the Corporation has evaluated are its order, production, distribution and financial systems. The Corporation has completed its inventory of all IT and non-IT systems and has identified systems with Year 2000 exposures. The Corporation has also conducted reviews to determine the need for remediation efforts and is currently involved in testing and verifying compliance. In addition, third parties with whom there are systems interactions, including outsourced services, are being surveyed to determine Year 2000 compliance or the need for remediation efforts. Similarly, the Corporation has and will continue to contact its significant suppliers, customers and service providers to determine the extent to which such entities are vulnerable to Year 2000 issues and whether the products and services purchased by or from such entities are Year 2000 compliant. The Corporation has also begun to assess systemic Year 2000 risks in the various countries in which it operates. Progress against these plans is monitored and reported to management on a regular basis.

As of the end of the second quarter of fiscal 1999, the Corporation had verified that approximately 65% of its worldwide systems were Year 2000 compliant. The Corporation anticipates that its remaining systems will be Year 2000 complaint by the end of fiscal 1999. The total cost of this project is estimated to be $50 million. These costs have not had and are not expected to have a material effect on the Corporation's financial position, results of operations or cash flows in any of the years in which spending has or will occur. This expectation assumes that the Corporation will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers.

In the event that the Corporation's Year 2000 program does not properly identify, assess or remediate Year 2000 problems, there can be no assurance that the Year 2000 issue will not materially adversely impact the Corporation's results of operations or its relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Corporation or its results of operations. Due to the general uncertainty inherent in the Year 2000 problem, including uncertainty regarding the Year 2000 readiness of customers, suppliers and governmental agencies, the Corporation has not developed a comprehensive analysis of the most likely adverse Year 2000 scenario. However, the Corporation is currently developing contingency plans to ensure that the Year 2000 issue will not pose significant operational problems for the Corporation. This process includes, among others, developing emergency backup procedures in case of systems failures, identifying alternative suppliers, and developing alternative plans to engage in business activities with customers and suppliers that are not experiencing Year 2000 problems. These plans will continue to be monitored as the year 2000 approaches.

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

EURO

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one new common currency - the euro. The euro then began trading on currency exchanges and began to be used in some business transactions. The transition period for the introduction of the euro occurs through June 2002. Beginning January 2002, new euro-denominated bills and coins will be issued. Simultaneously, legacy currencies will begin to be withdrawn from circulation with the completion of the withdrawal scheduled no later than June 30, 2002. The Corporation has established plans to identify and address risks arising from the conversion to the new currency. These risks include, but are not limited to, converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased price transparency, evaluating the Corporation's exposure to currency exchange risk during and following the transition period to the euro and determining the impact on the Corporation's processes for preparing accounting and taxation records. The cost of the Corporation's program to address the euro conversion is not expected to be material. However, while the Corporation believes it is taking the appropriate steps to mitigate risks associated with the euro conversion, uncertainties exist concerning the effects the euro currency may have on the Corporation's customers, suppliers and marketplaces in which the Corporation operates. In addition, substantial uncertainty exists with respect to the impact of the conversion to the euro on the economies of all member states of the European Union. Accordingly, there can be no assurance that the conversion and transition to the euro will not materially adversely impact the Corporation's results of operations or its relationships with customers, suppliers or others. Additionally, there can be no assurance that the euro conversion issues of other entities will not have a material adverse impact on the Corporation's results of operations.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                    RECONCILIATION OF RESTRUCTURING RESERVES
                             AS OF DECEMBER 26, 1998
                                  (in millions)

                                                               WRITEDOWN OF    RECOGNITION OF
                                                                LONG-LIVED      CURTAILMENT                           RESTRUCTURING
                                                 ORIGINAL     ASSETS TO NET   LOSS AND SPECIAL              FOREIGN     RESERVES
                                               RESTRUCTURING    REALIZABLE      TERMINATION      CASH      EXCHANGE     AS OF
                                                 RESERVES         VALUE           BENEFITS      PAYMENTS    IMPACTS   DEC. 26, 1998
                                               -------------  -------------   ----------------  --------  ---------   -------------
Anticipated losses associated with disposal
     of long-lived assets                        $ 1,729       $(1,729)           $  --          $  --       $  --        $  --

Pension and social costs                             219          --                  (39)           (53)         --          127

Anticipated expenditures to close and
     dispose of idled facilities - includes
     non-cancelable lease obligations                 47          --                 --              (14)         --           33

Anticipated losses associated with disposal
     of equity and cost method investments            45           (45)              --            --            --           --

                                                 -------       -------            -------        -------       -------      -------
                                                   2,040        (1,774)               (39)           (67)         --            160
Foreign exchange impacts                            --            --                --                               4            4
                                                 -------       -------            -------        -------       -------      -------
     Total restructuring reserves                $ 2,040       $(1,774)           $   (39)       $   (67)      $     4      $   164
                                                 =======       =======            =======        =======       =======      =======

                                     PART II


                         ITEM 2 - CHANGES IN SECURITIES


On October 29, 1998, the Corporation declared a two-for-one stock split in the form of a 100% stock dividend effective December 1, 1998. Also, on November 28, 1998, the Corporation changed the per share par value of its authorized common stock from $1.33 1/3 per share to $.01 per share.


                           ITEM 5 - OTHER INFORMATION


From time to time, in oral statements and written reports, including this report, the Corporation discusses its expectations regarding future performance by making certain "forward-looking statements". These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Corporation's ability to achieve its stated goals are the following: (i) the effect on future revenues and expenses of the Corporation's voluntary recall of certain packaged meats products; (ii) the Corporation's ability to realize forecasted savings, as well as improvements in productivity and efficiency, from its restructuring and other programs;
(iii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Corporation's products; (iv) fluctuations in the cost and availability of various raw materials; (v) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;
(vi) the Corporation's ability to successfully integrate acquisitions into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; and (vii) the Corporation's ability, and its suppliers' and customers' ability, to adequately address the "Year 2000" computer issue. In addition, the Corporation's results may be affected by general factors, such as economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Corporation in markets where it competes.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                              PAGE NUMBER OR
     EXHIBIT                                                INCORPORATED HEREIN
     NUMBER                   DESCRIPTION                     BY REFERENCE TO
     ------            -------------------------            -------------------
       11              Computation of Net Income
                       Per Common Share                              23

       12.1            Computation of Ratio of
                       Earnings to Fixed Charges                     25

       12.2            Computation of Ratio of
                       Earnings to Fixed Charges
                       and Preferred Stock Dividend
                       Requirements                                  26

       27              Financial Data Schedule                       27

(b)  Reports on Form 8-K

     On December 23, 1998, the Corporation filed a current report on Form 8-K with respect to its press release on December 22, 1998 relating to a voluntary recall of certain packaged meat products. A copy of the Corporation's press release is attached as an exhibit to Form 8-K.

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


DATE:  February 8, 1999