Form 10-Q
period 1999-03-27
LEE SARA CORP
filed 1999-05-10
CIK 23666

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 27, 1999
                               -------------------------------------------------

                                          OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission file number             1-3344
                      -------------------------------------------------------

                                 Sara Lee Corporation
         -------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

      Maryland                               36-2089049
-------------------------                --------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

        Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
--------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (312) 726-2600
          ------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
     -------       ------

     On March 27, 1999, the Registrant had 903,480,492 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

                           The document contains 27 pages.

                        SARA LEE CORPORATION AND SUBSIDIARIES

                                        INDEX


PART I -

      FINANCIAL STATEMENTS -
             Preface                                                           3

      Condensed Consolidated Balance Sheets -
             At March 27, 1999 and June 27, 1998                               4

      Consolidated Statements of Income -
             For the thirteen and thirty-nine weeks ended
             March 27, 1999 and March 28, 1998                                 5

      Consolidated Statements of Common Stockholders' Equity -
             For the period June 28, 1997 to March 27,1999                     6

      Consolidated Statements of Cash Flows -
             For the thirty-nine weeks ended March 27, 1999
             and March 28, 1998                                                7

             Notes to Consolidated Financial Statements                        8

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION                                9

PART II -

      ITEM 1. -   LEGAL PROCEEDINGS                                           20

      ITEM 2. -   CHANGES IN SECURITIES                                       20

      ITEM 5. -   OTHER INFORMATION                                           20

      ITEM 6. -   EXHIBITS AND REPORTS ON FORM 8-K                            21

SIGNATURE                                                                     22

EXHIBIT 11    -   Computation of Net Income Per Common Share                  23

EXHIBIT 12.1  -   Computation of Ratio of Earnings to Fixed Charges           25

EXHIBIT 12.2  -   Computation of Ratio of Earnings to Fixed Charges and
                    Preferred Stock Dividend Requirements                     26

EXHIBIT 27    -   Financial Data Schedule                                     27

                                        PART I

                        SARA LEE CORPORATION AND SUBSIDIARIES

                                       PREFACE

The consolidated financial statements for the thirteen and thirty-nine weeks ended March 27, 1999 and March 28, 1998 and the balance sheet as of March 27, 1999 included herein have not been audited by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 27, 1999 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and thirty-nine weeks ended March 27, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

                      SARA LEE CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 27, 1999 AND JUNE 27, 1998
                                  (in millions)

                                                                 March 27,                        June 27,
                                                                    1999                            1998
                                                            -------------------             --------------------
                   ASSETS
Cash and equivalents                                        $              232              $               273
Trade accounts receivable, less allowances                               1,850                            1,800
Inventories:
                Finished goods                                           1,711                            1,809
                Work in process                                            428                              443
                Materials and supplies                                     485                              630
                                                            -------------------             --------------------
                                                                         2,624                            2,882
Other current assets                                                       353                              265
                                                            -------------------             --------------------

                Total current assets                                     5,059                            5,220


Trademarks and other assets                                                504                              501
Property, net                                                            1,996                            2,090
Intangible assets, net                                                   3,021                            3,178
                                                            -------------------             --------------------

                                                            $           10,580              $            10,989
                                                            -------------------             --------------------
                                                            -------------------             --------------------

                LIABILITIES AND EQUITY

Notes payable                                               $              967              $               586
Accounts payable                                                         1,624                            2,003
Accrued liabilities                                                      2,822                            2,923
Current maturities of long-term debt                                       283                              221
                                                            -------------------             --------------------

                Total current liabilities                                5,696                            5,733


Long-term debt                                                           1,998                            2,270
Deferred income taxes                                                       39                               22
Other liabilities                                                          542                              538
Minority interests in subsidiaries                                         562                              560
ESOP convertible preferred stock                                           270                              305
Unearned deferred compensation                                            (214)                            (255)
Common stockholders' equity                                              1,687                            1,816
                                                            -------------------             --------------------

                                                            $           10,580              $            10,989
                                                            -------------------             --------------------
                                                            -------------------             --------------------

See accompanying Notes to Consolidated Financial Statements.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 27, 1999 AND MARCH 28, 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                                         ---------------------------------      ---------------------------------
                                                           March 27,            March 28,         March 27,            March 28,
                                                              1999                1998               1999                1998
                                                         -------------       -------------      -------------        ------------
Net sales                                                $      4,664        $      4,736       $     14,810         $    14,908
                                                         -------------       -------------      -------------        ------------

Cost of sales                                                   2,818               2,904              9,013               9,237
Selling, general and administrative expenses                    1,466               1,459              4,488               4,387
Interest expense                                                   59                  55                173                 164
Interest income                                                   (24)                (11)               (71)                (37)
Product recall charge                                              --                  --                 76                  --
Gain on sale of business                                           --                  --               (137)                 --
Restructuring charge                                               --                  --                 --               2,040
                                                         -------------       -------------      -------------        ------------
                                                                4,319               4,407             13,542              15,791
                                                         -------------       -------------      -------------        ------------


Income (loss) before income taxes                                 345                 329              1,268                (883)
Income tax (expense) benefit                                     (100)               (102)              (363)                 57
                                                         -------------       -------------      -------------        ------------

Net income (loss)                                                 245                 227                905                (826)

Preferred dividends, net of tax                                     3                   4                  9                  12
                                                         -------------       -------------      -------------        ------------

Net income (loss) applicable to common stockholders      $        242        $        223       $        896         $      (838)
                                                         -------------       -------------      -------------        ------------
                                                         -------------       -------------      -------------        ------------


Net income (loss) per common share - basic               $       0.27        $       0.24       $       0.99         $     (0.89)
                                                         -------------       -------------      -------------        ------------
                                                         -------------       -------------      -------------        ------------


       Average shares outstanding                                 903                 934                908                 944
                                                         -------------       -------------      -------------        ------------
                                                         -------------       -------------      -------------        ------------


Net income (loss) per common share - diluted             $       0.26        $       0.23       $       0.95         $     (0.89)
                                                         -------------       -------------      -------------        ------------
                                                         -------------       -------------      -------------        ------------

       Average shares outstanding                                 947                 988                953                 944
                                                         -------------       -------------      -------------        ------------
                                                         -------------       -------------      -------------        ------------


Cash dividends per common share                          $      0.125        $      0.115       $      0.365         $     0.335
                                                         -------------       -------------      -------------        ------------
                                                         -------------       -------------      -------------        ------------

See accompanying Notes to Consolidated Financial Statements.

                      SARA LEE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                 FOR THE PERIOD JUNE 28, 1997 TO MARCH 27, 1999
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                                         UNEARNED
                                                               COMMON        CAPITAL      RETAINED      TRANSLATION     RESTRICTED
                                                  TOTAL         STOCK        SURPLUS      EARNINGS      ADJUSTMENTS       STOCK
                                                ---------   ------------   -----------   -----------   -------------    ---------
Balances at June 28, 1997                       $  4,280    $       640    $        --   $    4,274    $       (618)    $    (16)

Net loss                                            (826)             --            --         (826)              --           --
Cash dividends -
     Common ($.335 per share)                       (317)             --            --         (317)              --           --
     Auction preferred ($458.00 per share)            (1)             --            --           (1)              --           --
     ESOP convertible preferred
          ($4.08 per share)                          (18)             --            --          (18)              --           --
Stock issuances -
     Business acquisitions                             9              --            9             --              --           --
     Stock option and benefit plans                   69              6            63             --              --           --
     Restricted stock, less
       amortization of $30                            32              2            94             --              --         (64)
Reacquired shares                                 (1,028)           (26)         (161)         (841)              --           --
Translation adjustments                             (198)             --            --            --           (198)           --
ESOP tax benefit                                       7              --            --            7               --           --
ESOP share redemption                                  5              --            5             --              --           --
Other                                                 (6)             --          (10)            --              --           4
                                                ---------   ------------   -----------   -----------   -------------    ---------
Balances at March 28, 1998                         2,008            622             --        2,278            (816)         (76)

Net income                                           303              --            --          303               --           --
Cash dividends -
     Common ($.115 per share)                       (106)             --            --         (106)              --           --
     ESOP convertible preferred
          ($1.36 per share)                           (5)             --            --           (5)              --           --
Stock issuances -
     Stock option and benefit plans                   17              2            15             --              --           --
     Restricted stock, less
       amortization of $12                             2             (1)          (27)            --              --          30
Reacquired shares                                   (472)           (10)          (25)         (437)              --           --
Translation adjustments                               32              --            --            --             32            --
ESOP tax benefit                                       3              --            --            3               --           --
ESOP share redemption                                  4              1             3             --              --           --
Other                                                 30              --           34             --              --          (4)
                                                ---------   ------------   -----------   -----------   -------------    ---------
Balances at June 27, 1998                          1,816            614             --        2,036            (784)         (50)

Net income                                           905              --            --          905               --           --
Cash dividends -
     Common ($.365 per share)                       (332)             --            --         (332)              --           --
     ESOP convertible preferred
           ($4.08 per share)                         (15)             --            --          (15)              --           --
Stock issuances -
     Business acquisitions                             9              --            9             --              --           --
     Stock option and benefit plans                   88              4            84             --              --           --
     Restricted stock, less
       amortization of $24                            24              --           (8)            --              --          32
Reacquired shares                                   (810)           (12)         (396)         (402)              --           --
Translation adjustments                              (28)             --            --            --            (28)           --
ESOP tax benefit                                       6              --            --            6               --           --
ESOP share redemption                                 35              2            33             --              --           --
Two-for-one stock split                               --            609             --         (609)              --           --
Change in common stock par value
       ($1.33 1/3 per share to $.01 per share)        --         (1,208)        1,208             --              --           --
Other                                                (11)             --          (11)            --              --           --
                                                ---------   ------------   -----------   -----------   -------------    ---------
Balances at March 27, 1999                      $  1,687    $         9    $      919    $    1,589    $       (812)    $    (18)
                                                ---------   ------------   -----------   -----------   -------------    ---------
                                                ---------   ------------   -----------   -----------   -------------    ---------

See accompanying Notes to Consolidated Financial Statements

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THIRTY-NINE WEEKS ENDED MARCH 27, 1999 AND MARCH 28, 1998
                                  (IN MILLIONS)

                                                                                         THIRTY-NINE WEEKS ENDED
                                                                                  --------------------------------------
                                                                                      March 27,             March 28,
                                                                                         1999                  1998
                                                                                  ----------------      ----------------
OPERATING ACTIVITIES -
  Net income (loss)                                                                $          905        $         (826)
  Adjustments for non-cash charges included in net income (loss):
     Depreciation                                                                             280                   309
     Amortization of intangibles                                                              139                   139
     Increase (decrease) in deferred income taxes                                              18                  (377)
     Product recall charge                                                                     76                     -
     Gain on sale of business                                                                (137)                    -
     Restructuring charge                                                                       -                 2,040
     Other                                                                                     (2)                  (43)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                                            (435)                 (514)
                                                                                  ----------------      ----------------

  Net cash from operating activities                                                          844                   728
                                                                                  ----------------      ----------------

INVESTMENT ACTIVITIES -
  Purchases of property and equipment                                                        (330)                 (302)
  Acquisitions of businesses and investments                                                 (203)                 (375)
  Disposition of businesses and investments                                                   412                   451
  Sales of assets                                                                             157                    48
  Other                                                                                         3                     -
                                                                                  ----------------      ----------------

  Net cash from (used in) investment activities                                                39                  (178)
                                                                                  ----------------      ----------------

FINANCING ACTIVITIES -
  Issuances of common stock                                                                    88                    69
  Purchases of common stock                                                                  (810)               (1,028)
  Redemption of preferred stock                                                                 -                  (200)
  Borrowings of long-term debt                                                                 20                   406
  Repayments of long-term debt                                                               (241)                 (155)
  Short-term borrowings, net                                                                  378                   603
  Payments of dividends                                                                      (347)                 (336)
                                                                                  ----------------      ----------------

  Net cash used in financing activities                                                      (912)                 (641)
                                                                                  ----------------      ----------------

Effect of changes in foreign exchange rates on cash                                           (12)                   (8)
                                                                                  ----------------      ----------------

Decrease in cash and equivalents                                                              (41)                  (99)

Cash and equivalents at beginning of year                                                     273                   272
                                                                                  ----------------      ----------------

Cash and equivalents at end of quarter                                             $          232        $          173
                                                                                  ----------------      ----------------
                                                                                  ----------------      ----------------

COMPONENTS OF CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                                       $         (105)       $          (38)
     Decrease (increase)  in inventories                                                      149                  (115)
     (Increase) in other current assets                                                       (90)                   (3)
     (Decrease) in accounts payable                                                          (381)                 (384)
     (Decrease) increase  in accrued liabilities                                               (8)                   26
                                                                                  ----------------      ----------------

Changes in current assets and liabilities                                          $         (435)       $         (514)
                                                                                  ----------------      ----------------
                                                                                  ----------------      ----------------

See accompanying Notes to Consolidated Financial Statements

                        SARA LEE CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. On December 22,1998, the Corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain listeria bacteria. The estimated cost of this action was recognized in the second quarter of fiscal 1999 and reduced income before income taxes, net income and diluted earnings per share by $76 million, $50 million and $.05 per share, respectively in the nine months ended March 27, 1999. The recall charge recognized the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the Corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions. During the third quarter of fiscal 1999, substantially all of the product and inventory subject to the recall was destroyed. The actual costs of the inventory destroyed and related disposition costs were consistent with prior estimates.

2. In the first quarter of fiscal 1999, as part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment related primarily to its international tobacco operations. The Corporation received cash proceeds of $386 million in connection with the sale and recognized a pretax gain of $137 million which increased net income by $97 million or $.10 per share on a diluted basis in the nine months ended March 27, 1999. Additional cash payments may be received beginning in fiscal 2004; however, these payments are dependent upon the outcome of significant contingencies related to the ongoing operation of the sold business. Receipt of these contingent payments is not assured.

3. On October 29, 1998, the Corporation declared a two-for-one stock split in the form of a 100% stock dividend effective as of December 1, 1998. Common share data in the accompanying consolidated financial statements gives effect to the stock split for all periods presented.

4. The components of comprehensive income, net of related tax effects, for the thirteen and thirty-nine weeks ended March 27, 1999 and March 28, 1998 are as follows (in millions):


                                      Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                    ------------------------    ------------------------
                                     March 27,    March 28,      March 27,    March 28,
                                       1999         1998           1999         1998
                                    -----------  -----------    -----------  -----------
      Net income (loss)              $    245     $    227       $    905     $   (826)
      Foreign currency translation
        adjustment                       (201)         (65)           (28)        (198)
                                     ---------    ---------      ---------    ---------
      Comprehensive income (loss)    $     44     $    162       $    877     $ (1,024)
                                     ---------    ---------      ---------    ---------
                                     ---------    ---------      ---------    ---------

                        SARA LEE CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                               AND FINANCIAL CONDITION


The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 1999 compared to the third quarter and first nine months of fiscal 1998, and a discussion of the changes in financial condition during the first nine months of fiscal 1999.


RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER FISCAL 1999 TO THIRD QUARTER FISCAL 1998

Operating results by business segment in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 are as follows:


                                                                     THIRTEEN WEEKS ENDED
                                                   -------------------------------------------------------
                                                                        (in millions)
                                                              Sales                   Operating Income (1)
                                                   -------------------------     -------------------------
                                                     March 27,     March 28,       March 27,    March 28,
                                                      1999            1998          1999           1998
                                                   ----------     ----------     ----------     ----------
Sara Lee Foods                                     $   1,134      $   1,245      $     102      $      94
Coffee & Tea                                             627            683             95            102
Household and Body Care                                  509            492             68             59
Foodservice                                              654            648             20             18
Branded Apparel                                        1,770          1,699            159            158
                                                   ----------     ----------     ----------     ----------
   Total business segments                             4,694          4,767            444            431
Intersegment sales                                       (30)           (31)            --             --
                                                   ----------     ----------     ----------     ----------
  Net sales and operating income                   $   4,664      $   4,736      $     444      $     431
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------


                                                        Pretax Income (1)                Net Income
                                                   -------------------------     -------------------------
                                                     March 27,     March 28,       March 27,    March 28,
                                                      1999            1998          1999           1998
                                                   ----------     ----------     ----------     ----------
Sara Lee Foods                                     $      96      $      86      $      60      $      53
Coffee & Tea                                              93             98             66             68
Household and Body Care                                   61             51             41             33
Foodservice                                               18             16             12             10
Branded Apparel                                          141            136            111            102
                                                   ----------     ----------     ----------     ----------
   Total business segments                               409            387            290            266
Unallocated corporate expense                            (64)           (58)           (45)           (39)
                                                   ----------     ----------     ----------     ----------
  Pretax income and net income                     $     345      $     329      $     245      $     227
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------

(1) The difference between operating and pretax income for each business segment is net interest expense. The Corporation's net interest expense is allocated to each segment based on the average invested capital of each business.

CONSOLIDATED RESULTS - THIRD QUARTER FISCAL 1999 COMPARED WITH THIRD QUARTER FISCAL 1998

Consolidated net sales in the third quarter decreased 1.5% over the year ago period. The effect on reported sales of businesses acquired net of businesses sold subsequent to the start of the third quarter of last fiscal year was less than 0.1%. Changes in foreign currencies had the effect of improving reported sales by approximately 0.5 percentage points. The strengthening in the quarter of many European currencies versus the U.S. dollar more than offset declines in the currencies of Mexico, South Africa, Canada and certain Pacific Rim and Asian countries. Excluding the impact of acquisitions, dispositions and foreign currency changes, sales decreased 2.0% over the same quarter in the prior year.

The gross profit margin was 39.6% in the third quarter of fiscal 1999 compared with 38.7% in the third quarter of fiscal 1998. Higher gross profit margins in the Sara Lee Foods, Coffee and Tea, Household and Body Care and Foodservice segments were responsible for the increase. Branded Apparel gross profit margins declined from the prior year quarter. Selling, general and administrative expenses increased 0.5% over the same quarter last year due to the impact of inflation on salaries and other personnel costs offset in part by lower media, advertising and promotion costs and efficiencies associated with corporate-wide programs to reduce general and administrative expenses.

Operating income, increased 3.1% in the quarter, reflecting the gross profit margin improvement noted above. Excluding the impact of divestitures, net of new acquisitions completed subsequent to the start of the third quarter of last fiscal year, operating income increased 5.9%. Changes in foreign currency exchange rates had the effect of improving operating income by approximately 1.1 percentage points. Excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 4.8%.

Net interest expense decreased $9 million to $35 million in the quarter. The lower level of net interest expense was due to strong operating cash flows in the fourth quarter of fiscal 1998 and the first nine months of fiscal 1999, along with the sale of the Corporation's international tobacco operations in the first quarter of fiscal 1999. Unallocated corporate expenses increased $6 million to $64 million from the year ago quarter.

Income before income taxes increased 4.9%. The effective tax rate decreased from 31% to 29% of pretax income in the quarter, primarily as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Net income increased 7.9%, while diluted earnings per share increased 13%. Earnings per share increased at a rate in excess of net income because of fewer average shares outstanding during the period.

OPERATING RESULTS BY BUSINESS SEGMENT - THIRD QUARTER FISCAL 1999 COMPARED WITH THIRD QUARTER FISCAL 1998


Net sales in the Sara Lee Foods segment declined in the quarter by 8.9%, partially reflecting the impact of lower processed meat commodity costs, which resulted in lower prices to customers. Sales were also affected by the recall of packaged meat products produced at the Corporation's Bil Mar Foods plant in Zeeland, Michigan and the temporary closure of that plant. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in this segment declined 9.8%. Excluding acquisitions, Packaged Meats unit volumes were down 7%, as increases at many U.S. meat divisions were offset by volume declines at Bil Mar. Excluding Bil Mar, meat unit volumes increased 5% in the U.S. and 3% worldwide. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, were down 1%, as gains in the growing U.S. bakery-deli and fresh baked segments were offset by declines in Europe. Including acquisitions, Packaged Meats unit sales declined 6% and Bakery volumes increased 4%.

Operating income in the Sara Lee Foods segment increased 7.9% despite the decline in sales. Substantially lower media, advertising and promotion expenditures in the processed meats business, continued low commodity costs for processed meats, increased efficiencies resulting from the fiscal 1998 restructuring program, and improved product mix more than offset lower profits resulting from the decline in segment sales. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income increased 6.8%. Pretax income increased 11%, or $10 million, resulting from the operating income improvement noted above and a $2 million reduction in the segment's net interest expense allocation. The effective tax rate of the segment declined to 37% and net income grew 13.1% to $60 million.

Net sales in the Coffee and Tea segment declined 8.2%. Excluding the results of the tobacco operations disposed of earlier this fiscal year and acquisitions made subsequent to the start of the third quarter of last fiscal year, sales declined 5.1%. The strengthening of many European currencies versus the U.S. dollar subsequent to the start of the third quarter of last fiscal year increased reported sales by 2.3%. Thus, on a comparable basis, sales declined 7.4%, reflecting lower prices to customers as a result of declines in commodity
coffee costs.   Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, were flat. Unit volumes grew 19% including sales contributed from recently acquired businesses in Brazil and the United States.

Operating income for the Coffee and Tea segment declined 7.1% reflecting the impact of the divestment of the international tobacco operations in the first quarter of fiscal 1999. Excluding the impact of divestitures, net of new acquisitions completed subsequent to the start of the third quarter of last fiscal year, operating income increased 3.3%. Changes in foreign currency exchange rates had the effect of improving operating income of this segment by
3.6 percentage points, as many European currencies strengthened in relation to the U.S. dollar. Segment net income declined 2.6% to $66 million, reflecting the operating income decline noted above, offset in part by reductions in the net interest expense allocation and the effective tax rate of the segment to 28.5% from 31.1% in the year ago quarter.

Net sales in the Household and Body Care segment increased 3.3% and operating income increased 14.0%. The weakening of certain foreign currencies relative to the U.S. dollar, primarily in Mexico and South Africa, reduced reported sales and operating income by 0.4% and 1.6%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 3.2% and 13.6%, respectively. Unit volumes for this segment's four core categories - shoe care, body care, insecticides and air fresheners - grew 6% in the quarter including acquisitions, and 3% excluding acquisitions. Operating income was favorably impacted by lower overhead costs resulting from the ongoing restructuring program. Pretax income of the segment increased 18.3% and net income increased 20.4% to $41 million.

Net sales in the Foodservice segment increased 0.9% including the impact of acquisitions and were flat excluding acquisitions. Excluding acquisitions, unit volumes were flat, reflecting gains from continuing operations offset by the loss of a large, lower-margin chain customer. Including acquisitions, unit volumes grew 2%. Operating income grew 17.7% to $20 million. These results benefited from an improved customer mix and continued focus on cost containment. Pretax income grew 18.6% and net income grew 20.2% to $12 million, as the effective tax rate of this segment declined approximately 0.9 percentage points to 36.5%.

Branded Apparel sales and operating income grew 4.2% and 1.2 %, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales increased 3.3% and operating income increased 1.3%. Unit volumes for Worldwide Legwear increased 3%, combining a 16% increase in sock unit sales with a 1% decline in sheer hosiery volumes. Worldwide Knit Products unit sales increased 14% over the year ago quarter, including 14% and 13% gains in the underwear and activewear categories, respectively. Intimate Apparel unit sales increased 6%, with strength in both the United States and Europe.

Pretax income in the Branded Apparel segment improved 4.5% in the quarter. This increase was the result of the operating income improvement noted above and the reduction of the net interest expense allocated to this business segment resulting from a lower level of invested capital due to ongoing restructuring efforts. The effective tax rate of the Branded Apparel segment declined from 24.6% to 21.4%, resulting primarily from increased earnings in certain foreign jurisdictions that had lower tax rates. Segment net income increased 8.9% as a result of improved operating income, the reduced net interest expense allocation, and the lower effective tax rate.

COMPARISON OF FIRST NINE MONTHS OF FISCAL 1999 TO FIRST NINE MONTHS OF FISCAL
1998

Operating results by business segment in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 are as follows:

                                                                  THIRTY-NINE WEEKS ENDED
                                                   -------------------------------------------------------
                                                                       (in millions)
                                                              SALES                   OPERATING INCOME (1)(2)
                                                   -------------------------     -------------------------
                                                     March 27,     March 28,       March 27,    March 28,
                                                      1999            1998          1999           1998
                                                   ----------     ----------     ----------    -----------
Sara Lee Foods                                      $  3,917       $  4,075       $    281      $     106
Coffee & Tea                                           1,966          2,080            447            252
Household and Body Care                                1,479          1,454            178            (21)
Foodservice                                            1,982          1,903             66             58
Branded Apparel                                        5,568          5,502            532         (1,037)
                                                   ----------     ----------     ----------    -----------
   Total business segments                            14,912         15,014          1,504           (642)
Intersegment sales                                      (102)          (106)            --             --
                                                   ----------     ----------     ----------    -----------
Net sales and operating income                      $ 14,810       $ 14,908       $  1,504      $    (642)
                                                   ----------     ----------     ----------    -----------
                                                   ----------     ----------     ----------    -----------


                                                        PRETAX INCOME (1)(2)          NET INCOME (2)
                                                   -------------------------     -------------------------
                                                     March 27,     March 28,       March 27,    March 28,
                                                      1999            1998          1999           1998
                                                   ----------     ----------     ----------    -----------
Sara Lee Foods                                      $    264       $     84       $    164      $      47
Coffee & Tea                                             438            241            312            169
Household and Body Care                                  158            (42)           104            (72)
Foodservice                                               61             54             39             34
Branded Apparel                                          481         (1,106)           378           (928)
                                                   ----------     ----------     ----------    -----------
   Total business segments                             1,402           (769)           997           (750)
Unallocated corporate expense                           (134)          (114)           (92)           (76)
                                                   ----------     ----------     ----------    -----------
  Pretax income (loss)
    and net income (loss)                           $  1,268       $   (883)      $    905      $    (826)
                                                   ----------     ----------     ----------    -----------
                                                   ----------     ----------     ----------    -----------

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

CONSOLIDATED RESULTS - FIRST NINE MONTHS OF FISCAL 1999 COMPARED WITH FIRST NINE MONTHS OF FISCAL 1998

Consolidated net sales decreased 0.7% in the first nine months of fiscal 1999. Businesses acquired net of businesses sold subsequent to the start of fiscal 1998 increased sales by approximately 0.2 percentage points. The overall strengthening of the U.S. dollar relative to foreign currencies during the first nine months of the fiscal year had the effect of reducing reported sales by approximately 0.2 percentage points. While many European currencies have strengthened versus the U.S. dollar in the period, declines in the currencies of Mexico, Australia, South Africa and Canada, as well as certain Asian currencies offset the overall strength of currencies in Europe. Excluding the impact of acquisitions, dispositions and foreign currency changes, sales decreased approximately 0.7% over the same period in the prior year.

The gross profit margin was 39.1% in fiscal 1999 compared with 38.0% in fiscal 1998, reflecting improved gross margins in the Sara Lee Foods, Coffee and Tea, Household and Body Care and Foodservice segments. Branded Apparel gross profit margins were down slightly from the prior year. Selling, general and administrative expenses increased 2.3% over the same period last year. This increase was due to higher media, advertising and promotion expenses in the first nine months of fiscal 1999 as well as the impact of inflation on salaries and other personnel costs partially offset by efficiencies associated with corporate-wide programs to reduce general and administrative costs.

On December 22,1998, the Corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain listeria bacteria. The estimated cost of this action was recognized in the second quarter of fiscal 1999 and reduced income before income taxes, net income and diluted earnings per share by $76 million, $50 million and $.05 per share, respectively in the nine-month period ended March 27, 1999. The recall charge recognized the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the Corporation's Zeeland, Michigan facility and liabilities incurred as a result of these actions.

In the first quarter of fiscal 1999, as part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment related primarily to its international tobacco operations. The Corporation received cash proceeds of $386 million in connection with the sale and recognized a pretax gain of $137 million which increased net income by $97 million or $.10 per common share on a diluted basis in the nine-month period ended March 27, 1999.

In the second quarter of fiscal 1998, the Corporation provided for the cost of restructuring its worldwide operations. The restructuring provision reduced income before income taxes by $2,040 million and net income by $1,625 million, or $1.69 per common share on a diluted basis, in the nine-month period ended March 28, 1998.

Operating income, excluding the fiscal 1999 product recall charge and gain on sale of the Corporation's tobacco operations and the fiscal 1998 restructuring charge, increased 3.2% in the first nine months of fiscal 1999. Businesses sold net of businesses acquired subsequent to the start of fiscal 1998 decreased operating income by approximately 1.0 percentage point. The overall strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by 0.2 percentage points. Excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 4.4%.

Net interest expense decreased to $102 million in the period. The lower level of net interest expense was due to strong operating cash flows in the fourth quarter of fiscal 1998 and the first nine months of fiscal 1999, along with the sale of the Corporation's international tobacco operations in the first quarter of fiscal 1999. Unallocated corporate expenses increased by $20 million to $134 million as a result of higher administrative costs and changes in foreign currency movements.

The following comparisons exclude the fiscal 1999 product recall charge and tobacco sale gain, and the fiscal 1998 restructuring charge. Income before income taxes increased 4.3% during the first nine months of fiscal 1999. The effective tax rate decreased from 31% to 29% of pretax income resulting primarily from increased earnings in certain foreign jurisdictions that had lower tax rates. Net income increased 7.3%, while diluted earnings per share increased 12.5%.

Earnings per share increased at a rate in excess of net income because of fewer average shares outstanding during the period. Preferred dividends also declined during the period as a result of the redemption of the remaining auction preferred shares during the first quarter of fiscal 1998.

FISCAL 1998 RESTRUCTURING

In the second quarter of fiscal 1998, the Corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities - 86 of which are owned and 30 of which are leased. The restructuring provision reduced income before income taxes, net income and net income per common share on a diluted basis by $2,040 million, $1,625 million and $1.69 per share, respectively in the nine-month period ended March 28, 1998. Of the total pretax charge for restructuring, $899 million relates to anticipated losses associated with the disposal of manufacturing and distribution facilities and $830 million relates to goodwill associated with the disposition of remaining assets from various business combinations. The remainder of the charge consists of $219 million for pension and social costs associated with employees impacted by facility disposals; $47 million for anticipated costs to close and dispose of idled facilities and $45 million for anticipated losses on the disposal of certain equity and cost method investments. Fiscal 1998 business segment operating results include charges for restructuring on a pretax and after-tax basis as follows (in millions): Sara Lee Foods - $208 and $133; Coffee and Tea - $71 and $46; Household and Body Care - $185 and $164; Foodservice - $2 and $1; and Branded Apparel - $1,574 and $1,281. Of the total after-tax provision, 89% is non-cash and 11% requires cash outflows.

Through March 27, 1999, 36 manufacturing and distribution facilities have been sold and 51 additional facilities have been closed. These actions comprise approximately 61% of the total anticipated losses associated with long-lived assets included in the restructuring charge. The Corporation expects to complete the restructuring by the year 2000, and anticipates that the remaining costs of the plan will be funded from internal sources and available borrowings. Operating costs were lowered in the first nine months of fiscal 1999 and fiscal 1998 by approximately $108 million and $54 million, respectively, primarily as a result of lower plant overhead and long-lived asset amortization expense. The Corporation expects the restructuring plan to generate increased savings in subsequent periods, growing to an annual savings of approximately $200 million in 2001. Savings from the planned actions are expected to be used for both business-building initiatives and profit improvement. A reconciliation of the restructuring reserves through March 27, 1999 is presented on page 19 of this document.

OPERATING RESULTS BY BUSINESS SEGMENT - FIRST NINE MONTHS OF FISCAL 1999 COMPARED WITH FIRST NINE MONTHS OF FISCAL 1998

The following discussion comparing business segment performance for the first nine months of fiscal 1999 with the first nine months of fiscal 1998 excludes the fiscal 1999 product recall charge and gain on sale of the international tobacco operations, and the fiscal 1998 restructuring charge noted previously.

Net sales in the Sara Lee Foods segment declined in fiscal 1999 by 3.9% as lower processed meat commodity costs resulted in lower prices to customers. Sales were also negatively affected by the recall of packaged meat products produced at the Bil Mar Foods plant in Zeeland, Michigan, which resulted in the temporary closure of that plant. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in this segment declined 5.0%. Excluding acquisitions, Packaged Meats unit volumes were flat, but gained 4% excluding Bil Mar. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, fell 1% as gains in the growing bakery-deli and fresh baked segments were offset by declines at retail. Including acquisitions, Packaged Meats unit sales grew 1% and Bakery volumes increased 2%.

Operating income increased 13.7% resulting primarily from improved gross profit margins, which benefited from lower commodity costs and improved sales mix, favorable impacts from the restructuring program initiated in fiscal 1998, and lower levels of selling, general and administrative spending in the Packaged Meats business. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income increased 12.2%. Net interest expense allocated to the segment declined $5 million and pretax income increased 16.3%. The effective tax rate of the segment declined to 37% and net income grew 18.6%, to $214 million.

Net sales in the Coffee and Tea segment declined 5.5%.   Excluding the results
of the international tobacco operations disposed of earlier this fiscal year and acquisitions made subsequent to the start of last fiscal year, sales decreased 1.6%. The strengthening of most European currencies versus the U.S. dollar increased reported sales by 1.7%. Thus, on a comparable basis, sales decreased 3.3%. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 4% as consumers reacted favorably to lower coffee prices and product introductions. Unit volumes grew 20% including sales contributed from recently acquired businesses.

Operating income for the Coffee and Tea segment declined 4% reflecting the impact of the divestment of the international tobacco operations in the first quarter of fiscal 1999. Changes in foreign currency exchange rates had the effect of improving operating income of the segment by 2.6 percentage points. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income declined 3.3%. Segment net income was flat as a reduction in the net interest expense allocation and improvements in the effective tax rate from 31.1% in fiscal 1998 to 28.5% in fiscal 1999 offset the decline in operating income.

Net sales and operating income in the Household and Body Care segment increased 1.7% and 8.0%, respectively. The weakening of foreign currencies relative to the U.S. dollar, primarily in Mexico, Australia, South Africa and certain Asian countries, reduced reported sales and operating income by 3.7% and 6.1%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 5.1% and 13.7%, respectively. Excluding acquisitions, unit volumes for this segment's four core categories - shoe care, body care, insecticides and air fresheners - grew 9%. Unit volumes for these four categories grew 11% including acquisitions.

Pretax income of the segment increased 10.0% primarily as a result of the operating income improvements noted above. Net income increased 11.9%, to $104 million, as the effective tax rate of the segment declined approximately 1.1 percentage points.

Net sales in the Foodservice segment increased 4.1% including the impact of acquisitions and 1.8% excluding acquisitions. Excluding acquisitions, unit volumes grew 1%, but including recently completed acquisitions, unit volumes grew 4% during the period. Operating income grew 10.4%, to $66 million. These results benefited from improved customer mix and continued focus on cost containment. Pretax income grew 10.2% and net income grew 11.7%, as the effective tax rate of the segment declined to 36.5% from 37.4%.

Branded Apparel sales improved 1.2%, while operating income declined 0.9%. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales increased 0.8% while operating income was flat. Unit volumes for Worldwide Legwear fell 2%, combining an 8% increase in sock unit sales with a 6% decline in sheer hosiery volumes. Worldwide Knit Products unit sales improved 6%, including gains in both the underwear and activewear categories. Unit volume declines at the Corporation's Champion division, due primarily to difficult market conditions, reduced the overall unit sales gain in the activewear category and contributed to the segment's operating income decline. Intimate Apparel unit sales increased 11%, with strength in both the United States and Europe.

Pretax income in the Branded Apparel segment increased 2.8% as the Corporation's ongoing restructuring efforts resulted in a reduction of the total invested capital and the net interest expense allocated to this business segment. The effective tax rate of the Branded Apparel segment declined from 24.6% to 21.4% in the period. The lower tax rate is primarily the result of increased earnings in certain foreign jurisdictions that had lower tax rates. Segment net income increased 7.2% as a result of the lower effective tax rate and net interest expense allocation.

FINANCIAL CONDITION

During the first nine months of fiscal 1999, net cash provided from operating activities was $844 million as compared to $728 million in the comparable period of fiscal 1998. The $116 million improvement is primarily due to improved earnings and better inventory management.

Net cash generated from investment activities was $39 million in the first nine months of fiscal 1999 as compared to a net use of cash of $178 million in the comparable period of fiscal 1998. The Corporation received $569 million of cash from the sale of assets and businesses during the first nine months of the current year, primarily relating to the sale of the international tobacco business during the first quarter and sales of assets as part of the on-going program to reduce the level of assets deployed in the business. Cash expenditures for purchases of businesses declined $172 million from the comparable period in the prior year.

In fiscal 1998, the Corporation announced plans to repurchase $3 billion of its common stock over a three-year period. A total of $1.5 billion of Sara Lee Corporation common stock was repurchased in fiscal 1998 and $810 million was repurchased during the first nine months of fiscal 1999. During the first nine months of fiscal 1999, $157 million of net cash was received from long and short-term borrowings, while in the comparable period of fiscal 1998, cash of $854 million was received from long and short-term borrowings and $200 million was used to redeem the remaining auction preferred shares.

YEAR 2000 COMPLIANCE

In January 1996, the Corporation initiated a program to address the Year 2000 information technology issues that potentially could affect its operations. Essentially, the Year 2000 issue consists of computer applications, including devices with imbedded technology, using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results to the extent that "00" is not recognized as the year 2000. The Corporation's Year 2000 program is designed to identify and correct these problems.

The program has been developed with the help of independent consultants and consists of various steps to identify and evaluate Year 2000 issues and remediate systems that are not Year 2000 compliant. The Corporation's program to identify and evaluate Year 2000 readiness includes inventorying and testing systems that are commonly thought of as IT systems, such as computer systems and networks, as well as systems that are not commonly thought of as IT systems, such as automated production systems. Both IT and non-IT systems may contain imbedded technology or "chips" which complicates the Corporation's Year 2000 identification, evaluation, remediation and testing efforts. The Corporation has completed its inventory of IT and non-IT systems and has identified systems with Year 2000 exposures. The Corporation has also conducted systems reviews to determine the need for remediation efforts and is currently involved in testing and verifying compliance. In addition, third parties with whom there are systems interactions, including outsourced services, are being surveyed to determine Year 2000 compliance or the need for remediation efforts.

Similarly, the Corporation has contacted and will continue to contact its significant suppliers, customers and service providers to determine the extent to which such entities are vulnerable to Year 2000 issues and whether the products and services purchased by or from such entities are Year 2000 compliant or are expected to be affected by Year 2000 issues. The Corporation has also begun to assess systemic Year 2000 risks in the various countries in which it operates. Progress against these plans is monitored and reported to management on a regular basis.

As of the end of the third quarter of fiscal 1999, the Corporation had verified that approximately 85% of its worldwide systems were Year 2000 compliant. The Corporation anticipates that its remaining systems will be Year 2000 complaint by the end of fiscal 1999. The total cost of this project is estimated to be approximately $50 million. These costs have not had and are not expected to have a material effect on the Corporation's financial position, results of operations or cash flows in any of the years in which spending has occurred or is expected to occur. This expectation assumes that the Corporation will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers.

In the event that the Corporation's Year 2000 program does not properly identify, assess or remediate Year 2000 problems, there can be no assurance that the Year 2000 issue will not materially adversely impact the Corporation's results of operations or its relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Corporation or its results of operations. Due to the general uncertainty inherent in the Year 2000 issue, including uncertainty regarding the Year 2000 readiness of customers, suppliers, governmental agencies, and others, the Corporation has not developed a comprehensive analysis of the most likely adverse Year 2000 scenario.
However, the Corporation is currently developing contingency plans to ensure that Year 2000 issues will not create significant operational problems for the Corporation. This process includes, among others, developing emergency backup procedures in case of systems failures, identifying alternative suppliers, and developing alternative plans to engage in business activities with customers and suppliers that are not experiencing Year 2000 issues. These plans will continue to be monitored as the year 2000 approaches.

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

EURO

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one new common currency - the euro. The euro then began trading on currency exchanges and began to be used in certain business transactions.
The transition period for the introduction of the euro occurs through June 2002. Beginning January 2002, new euro-denominated bills and coins will be issued. Simultaneously, legacy currencies will begin to be withdrawn from circulation with the completion of the withdrawal scheduled no later than June 30, 2002. Because of the significant concentration of sales and operating profits generated in the European Union, the Corporation has established plans to identify and address risks arising from the conversion to the new currency. These risks include, but are not limited to, converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased cross-border price transparency, evaluating the Corporation's exposure to currency exchange risks during and following the transition period to the euro and determining the impact on the Corporation's processes for preparing and maintaining accounting and taxation records.

The cost of the Corporation's program to address the euro conversion is not expected to be material. However, while the Corporation believes it is taking appropriate steps to mitigate risks associated with the euro conversion, uncertainties exist concerning the effects the euro currency may have on the Corporation's customers, suppliers and marketplaces in which the Corporation operates. In addition, substantial uncertainty exists with respect to the impact of the conversion to the euro on the economies of the member states of
the European Union.   Accordingly, there can be no assurance that the conversion and transition to the euro will not materially adversely impact the Corporation's results of operations or its relationships with customers, suppliers or others. Additionally, there can be no assurance that the euro conversion issues of other entities will not have a material adverse impact on the Corporation's results of operations.

OTHER FINANCIAL INFORMATION

In an April 22, 1999 press release communicating third quarter results, the Corporation also announced that fiscal 1999 earnings per share will likely be $.03 to $.05 below analysts' current estimates. This shortfall primarily reflects anticipated increases in costs associated with new food safety measures, expenses related to increased brand support, and lower sales resulting from the temporary closure of the Corporation's Bil Mar Foods plant in Zeeland, Michigan. These costs are expected to be partially offset by continued low processed meat commodity costs and strong operating performance in the Corporation's other U.S. Packaged Meats operations.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                    Reconciliation Of Restructuring Reserves
                              As of March 27, 1999
                                  (in millions)

                                                       WRITEDOWN OF     RECOGNITION OF
                                                        LONG-LIVED       CURTAILMENT                                 RESTRUCTURING
                                        ORIGINAL      ASSETS TO NET    LOSS AND SPECIAL                FOREIGN         RESERVES
                                     RESTRUCTURING      REALIZABLE       TERMINATION         CASH      EXCHANGE          AS OF
                                        RESERVES          VALUE            BENEFITS        PAYMENTS    IMPACTS      MARCH 27, 1999
                                    ---------------  ---------------  ------------------  ----------  ----------  -----------------
Anticipated losses associated
    with disposal of long-lived
    assets                           $        1,729   $      (1,729)   $              -    $      -    $      -    $             -

Pension and social costs                        219               -                 (39)        (72)          -                108

Anticipated expenditures to
    close and dispose of idled
    facilities - includes
    non-cancelable lease
    obligations                                  47               -                   -         (20)          -                 27

Anticipated losses associated
    with disposal of equity and
    cost method investments                      45             (45)                  -           -           -                  -

                                    ---------------  ---------------  ------------------  ----------  ----------  -----------------
                                              2,040          (1,774)                (39)        (92)          -                135
Foreign exchange impacts                          -               -                    -          -          (4)                (4)
                                    ---------------  ---------------  ------------------  ----------  ----------  -----------------
     Total restructuring reserves    $        2,040   $      (1,774)   $            (39)   $    (92)   $     (4)   $           131
                                    ---------------  ---------------  ------------------  ----------  ----------  -----------------
                                    ---------------  ---------------  ------------------  ----------  ----------  -----------------

                                  PART II

                         ITEM 1 - LEGAL PROCEEDINGS
                         --------------------------

On December 22, 1998, the Corporation announced the recall of specific production lots of packaged meat products produced at the Corporation's Zeeland, Michigan facility between July 1, 1998 and the date of the recall. This action was taken as a result of concerns that the specified products may contain listeria bacteria that can pose a health hazard. The Centers for Disease Control and Prevention ("CDC") has conducted an investigation into these concerns. Although the CDC report has not been issued as of May 7, 1999, the CDC has publicly linked the consumption of packaged meat products from the Zeeland, Michigan facility, which allegedly contained listeria, to 21 fatalities (15 adult deaths and 6 miscarriages) and approximately 100 illnesses. The Corporation is cooperating with pending government investigations into the matters alleged by the CDC. Seven lawsuits, including individual and class actions, have been filed against the Corporation involving eight deaths, and additional claims are expected. Although the outcome of the pending litigation cannot be determined with certainty, the Corporation believes that the pending litigation and expected claims should not have a material adverse effect on the Corporation's consolidated results of operations, financial position or cash flows.

                            ITEM 2 - CHANGES IN SECURITIES

(c) As of February 1, 1999, the Corporation issued 127,629 shares of its common stock in connection with a business acquisition in reliance on Section 4 (2) of the Securities Act of 1933.


                             ITEM 5 - OTHER INFORMATION


From time to time, in oral statements and written reports, including this report, the Corporation discusses its expectations regarding future performance by making certain "forward-looking statements". These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Corporation's ability to achieve its stated goals are the following: (i) the effect on future revenues and expenses of the Corporation's December 1998 voluntary recall of certain packaged meat products and the governmental investigations and litigation arising therefrom; (ii) the Corporation's ability to realize forecasted savings, as well as improvements in productivity and efficiency, from its restructuring and other programs; (iii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Corporation's products; (iv) fluctuations in the cost and availability of various raw materials; (v) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (vi) the Corporation's ability to successfully integrate acquisitions into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; and (vii) the Corporation's ability, and its suppliers' and customers' ability, to adequately address the "Year 2000" computer issue. In addition, the Corporation's results may be affected by general factors, such as economic conditions, political developments, currency exchange rates including the impact of the conversion to the euro currency, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Corporation in markets where it competes.

                      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                        PAGE NUMBER OR
     EXHIBIT                                            INCORPORATED HEREIN
     NUMBER                DESCRIPTION                  BY REFERENCE TO
     ------         ------------------------       ---------------------------
       11           Computation of Net Income
                    Per Common Share                           23

       12.1         Computation of Ratio of
                    Earnings to Fixed Charges                  25

       12.2         Computation of Ratio of
                    Earnings to Fixed Charges
                    and Preferred Stock Dividend
                    Requirements                               26

       27           Financial Data Schedule                    27

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


DATE:  May 10, 1999