Form 10-K405
period 1999-07-03
LEE SARA CORP
filed 1999-09-28
CIK 23666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

(MARK ONE)

  /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED JULY 3, 1999
                                        OR
  / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                     ON WHICH REGISTERED
-----------------------------------     -----------------------------------
 Common Stock, $.01 par value per       The Chicago Stock Exchange
               share                    The New York Stock Exchange
                                        The Pacific Exchange
                                        Amsterdam Stock Exchange
                                        The Bourse (Paris)
                                        The Swiss Exchange
                                        The Stock Exchange (London)
  Preferred Stock Purchase Rights       The Chicago Stock Exchange
                                        The New York Stock Exchange
                                        The Pacific Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                 --------------

    Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. /X/ Yes   / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of September 1, 1999, the aggregate market value of the voting and non-voting common equity (based upon the closing price per share of Common Stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was approximately $19.8 billion.

    On September 1, 1999, the registrant had outstanding 883,697,353 shares of common stock, par value $.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement, dated September 20, 1999, are incorporated by reference into Items 10-12 of Part III.

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

    Sara Lee's mission is to continue to build leadership brands in consumer packaged goods categories. Sara Lee currently has 27 "megabrands", defined as a brand with sales of more than $100 million. While Sara Lee's mission has remained unchanged over the years, in September, 1997, the corporation announced a restructuring program to reduce its ownership of low-return assets and focus resources on top-line growth. Internally, this program is called "Project 2000." This restructuring program was prompted by fundamental changes in the global economic environment. Historically, the corporation relied on vertical integration in various manufacturing processes to assure a readily available product source that met quality standards. The emergence of alternative sources of competitively priced manufacturing products, particularly in the apparel industry, has allowed the corporation to purchase manufactured goods from a number of suppliers and thereby lessen the corporation's reliance on its own manufacturing facilities. By the end of fiscal 1999, Sara Lee had sold or closed more than 100 facilities and entered into 30 outsourcing agreements. Sara Lee has also divested a number of non-core businesses, including our international tobacco operations.

    Sara Lee also committed in September, 1997, to repurchase $3 billion of the corporation's common stock by the end of fiscal 2000. As of September 1, 1999, Sara Lee had completed the repurchase of approximately $2.7 billion of common stock.

    In fiscal 1999, Sara Lee experienced the unusual confluence of deflationary prices in all of its key commodities: hog costs hit 30-year lows; coffee costs fell more than 20% over the last four quarters; and cotton costs declined 5% over the prior year. These lower commodity costs allowed the corporation to expand its gross margins and invest increased funds behind marketing and new product development.

SARA LEE FOODS

    Sara Lee Foods is comprised of Sara Lee Packaged Meats and Sara Lee Bakery. In fiscal 1999, Sara Lee Foods reported sales of $5.2 billion, down 3.5% from the prior year. Net income, excluding unusual items, rose 5.2% to $266 million.

    SARA LEE PACKAGED MEATS had sales of $4.1 billion in fiscal 1999, holding a leading position in the $28 billion U.S. packaged meats industry. Sara Lee Packaged Meats is the world's number one packaged meats company, with brands marketed in the United States, Mexico, Europe (where it is the leading processed meats company) and Asia. In fiscal 1999, Sara Lee Packaged Meats was adversely affected by a voluntary recall of certain brands of hot dogs and other packaged meat products. Since the recall, the corporation has committed more than $100 million for state-of-the-art food safety programs. The corporation has also established standards and protocols for production and testing that exceed federal and industry guidelines, enhanced employee training and implemented new product labeling. The corporation also appointed a respected food scientist, formerly with the U.S. Department of Agriculture, as Sara Lee's new vice president of food safety and technology. In addition, in response to consumer demand for healthful products and on-the-go meal solutions, Sara Lee Packaged Meats continues to focus on convenient and "better-for-you" products. Lower commodity prices throughout the year and the voluntary product recall negatively affected Sara Lee Packaged Meats sales. Worldwide unit volumes decreased 1%, excluding acquisitions.

    SARA LEE BAKERY maintained its leadership position as the top frozen-baked goods brand in the United States, the United Kingdom and Australia. In fiscal 1999, Sara Lee Bakery's sales of $1.1 billion were up 4% from the prior year. Worldwide unit volumes, excluding acquisitions, were comparable to fiscal 1998 levels. Worldwide, Sara Lee Bakery markets its products through multiple channels of distribution, including retail, bakery-deli and foodservice. Consolidation in the retail sector, intense competition in the frozen baked and fresh baked categories, and consumer demand for variety, innovation and convenience were the greatest influences on Sara Lee Bakery in fiscal 1999. The Bakery responded to these market forces by introducing new products and expanding into new channels of distribution such as club and convenience stores. In response to consumer demands for convenience and taste, the Sara Lee Bakery also focused on positioning the brand as indulgent, individually portioned and immediately consumable and introduced a number of new dessert products, including single-serving and "no-thaw products." Currently, approximately 40% of total Bakery sales are generated outside the U.S.

COFFEE AND TEA

    Sara Lee Coffee and Tea reported sales of $2.6 billion in fiscal 1999, down 6.4% from the prior year. Net income fell 2.0% to $279 million, excluding unusual items. Reported sales were impacted by significantly lower commodity coffee costs in 1999, which resulted in lower consumer prices, and the sale of the international tobacco operations in July, 1998. Excluding acquisitions, unit volumes for roasted and coffee concentrate increased 6%, primarily from lower retail prices which were driven by lower green coffee costs.

    Sara Lee maintained a leading position in the $15 billion European roasted coffee category in fiscal 1999, on the strength of its well-known coffee brands, including DOUWE EGBERTS, MAISON DU CAFE, MARCILLA and MERRILD. Sara Lee Coffee and Tea also continued to hold leading positions in the out-of-home coffee segment in Europe and the United States. The out-of-home business provides coffee, tea, juices and equipment to foodservice customers such as restaurants, schools, businesses, and hospitals in more than 60 countries. Sara Lee's out-of-home business is expected to double in size as a result of acquisitions made or initiated during the year. The acquisitions include Continental Coffee and Wechsler Coffee and the planned merger with Chock full o'Nuts, which the corporation anticipates will close in October, 1999. These acquisitions will create a $1 billion enterprise in U.S. foodservice coffee. Sara Lee continues to hold leading positions in several segments in the $6 billion European tea segment with its PICKWICK, HORNIMANS and SUENOS DE ORO brands.

    New geographic markets, expanded channels of distribution and innovative product development remain the principal tools of growth for Sara Lee's coffee business. In fiscal 1999, Sara Lee attained the number one positions in retail roasted coffee in Spain for the first time. In fiscal 1999, Sara Lee also expanded its presence in the South American market with the acquisition of the Brazilian coffee brand SELETO, which complements the fiscal 1998 acquisition of CAFE DO PONTO. New product development for Sara Lee Coffee and Tea emphasizes regional taste preferences and growing demand for premium, specialty and convenience products. In fiscal 1999, Sara Lee sold its cut and pipe tobacco business to Imperial Tobacco Group Plc, a major tobacco company based in the United Kingdom.

HOUSEHOLD AND BODY CARE

    Household and Body Care is Sara Lee's most global line of business and includes Sara Lee's leading household and body care products as well as its Direct Selling division. In fiscal 1999, Household and Body Care reported sales of $2.1 billion, up 4.6% from the prior year. Net income was $160 million, up 12.7% from the prior year, excluding unusual items. The strength of the U.S. dollar relative to foreign currencies continued to negatively affect reported results. Excluding the effects of changes in foreign currencies, acquisitions and dispositions, sales grew 7.8%.

    SARA LEE HOUSEHOLD AND BODY CARE is comprised of four core categories -- shoe care, body care, insecticides and air fresheners. In fiscal 1999, Household and Body Care achieved share gains on the strength of all four categories. KIWI remained the world's top brand in shoe care in fiscal 1999. The brand is marketed in more than 125 countries. Product developments in Sara Lee's shoe care business continued in fiscal 1999 with the relaunch of the KIWI brand in several markets. Sara Lee continues to be a leader in Europe with its body care products marketed under the SANEX, DUSCHDAS, BADEDAS, RADOX and DELIAL brands. In fiscal 1999, Sara Lee acquired a leading bath and shower brand in France, MONSAVON. In fiscal 1999, sales of air fresheners grew significantly and the insecticide business also posted strong results.

    SARA LEE'S DIRECT SELLING division distributes cosmetics, fragrances, jewelry, toiletries, apparel products and nutritional supplements directly to consumers in 15 countries. During the 1999 fiscal year, Sara Lee continued to build its presence in its three core markets of Mexico, Australia and Japan. In fiscal 1999, the organization's sales force totaled more than 630,000. In Asia, House of Sara Lee expanded product offerings for consumers in Malaysia, Indonesia and the Philippines, despite continued economic turmoil in Asia.

FOODSERVICE

    Sara Lee's Foodservice business, PYA/Monarch, maintained its position as the leading foodservice distributor in the southeastern United States and the fourth-largest full-line foodservice company in the nation. During fiscal 1999, PYA/Monarch enjoyed strong sales and profit growth. Fiscal 1999 sales were $2.7 billion, up 6.1% from the prior year. Net income was $59 million, up 12.3% from the prior year, excluding unusual items. Excluding acquisitions, unit volumes increased 4%. During fiscal 1999, PYA/ Monarch continued to focus on cost control and geographic expansion. PYA/Monarch continued its strategy of growth through warehouse expansion, enabling it to respond quickly and cost effectively to the demands of large specialty customers, such as restaurant chains. In fiscal 1999, a 123,000 square-foot warehouse expansion in Montgomery, Alabama was completed. In early fiscal 2000, PYA/Monarch acquired the Tennessee-based D. Canale foodservice company, allowing expansion into western Tennessee and in contiguous geographic markets.

BRANDED APPAREL

    Sara Lee Branded Apparel is comprised of Sara Lee's Intimates and Accessories, Knit Products and Legwear businesses. In fiscal 1999, Branded Apparel reported sales of $7.4 billion, up 1.7% from the prior year. Net income rose 7.0% to $518 million, excluding unusual items.

    SARA LEE INTIMATES recorded increased sales in fiscal 1999 through product innovations and design advancements that strengthened its core brands, including BALI, DIM, HANES HER WAY, HANES SPORT, JUST MY SIZE, LOVABLE, PLAYTEX and WONDERBRA. Unit volumes for Sara Lee's intimate apparel business increased 13%, excluding acquisitions. In fiscal 1999, Sara Lee maintained its number-one position in the intimate apparel category in North America. During fiscal 1999, Sara Lee's Worldwide Intimates business introduced a number of new products that offer innovations in comfort and design. Playtex introduced major new products under its EIGHTEEN HOUR and CROSS YOUR HEART lines. Bali launched new plus-sized products and WONDERBRA also developed a number of new products. New styles of performance and fashion intimate apparel were also introduced under the HANES SPORT brand. Bali expanded its offering of products using seamless knitting technology. The ultra-comfortable BARELYTHERE seamless panty line was expanded with the LACE MIRAGE collection in fiscal 1999. Numerous new BARELYTHERE seamless products, including bras, will be introduced in fiscal 2000.

    SARA LEE ACCESSORIES consists of Sara Lee's Coach division, which markets fine leathergoods, apparel and related accessories. Sales were slightly lower than the prior year due principally to unit volume declines. Coach posted improved profitability by lowering its cost base and strengthening its core leathergoods business, as well as responding to changing fashion trends during the year. Product introductions in fiscal 1999 included a line of premium leather furniture through a licensing agreement with Baker Furniture Company. It also introduced the BLEECKER collection of handbags and accessories. Through its licensing agreement with the Movado Group, Coach continued to expand its collection of Coach watches. In fiscal 1999, Coach opened four full-price and two factory stores in the United States, bringing the total number of retail stores to 165. Internationally, Coach operates in more than 150 locations.

    SARA LEE KNIT PRODUCTS recorded higher sales in fiscal 1999. Worldwide unit volumes improved 6%, excluding acquisitions. Sara Lee's worldwide Knit Products business market products under such brands as HANES, HANES HER WAY, HANES SPORT, JUST MY SIZE, CHAMPION, DIM, RINBROS, ABANDERADO and PRINCESA. Sara Lee Knit Products has significantly altered its operating model as part of Sara Lee's Project 2000 program. As part of the program, several yarn and textile facilities were divested over fiscal 1998 and 1999. These actions allowed Sara Lee Knit Products to focus more of its resources toward developing and marketing new products, establishing its brands in new categories and focusing on cost-efficient production and sourcing. This focus is intended to further Sara Lee's strategy of growing its Knit Products megabrands. In fiscal 1999, Sara Lee's HANES and HANES HER WAY megabrands had sales of $2.4 billion. During fiscal 1999, Sara Lee Knit Products updated styles, packaging and merchandising programs for its core products. The CHAMPION brand was refocused during the year on high-quality, performance athletic apparel in fleece, jersey and mesh and has exited non-core categories. Sara Lee's Champion business posted lower results in fiscal 1999 due to significant competition in the sports apparel category.

    SARA LEE LEGWEAR posted lower sales in fiscal 1999 due to a continuing global decline in the sheer hosiery category. However, profits increased, due to improvements in productivity and an increased emphasis on higher margin products. Worldwide Legwear unit volumes declined 1%, with a 10% increase in socks offset by a 4% decline in sheer hosiery.

    Sara Lee continues to be the U.S. leader in the sheer hosiery category with its leading HANES, L'EGGS, DONNA KARAN and DKNY brands. Sara Lee is also the U.S. leader in the socks category. In fiscal 1999, Sara Lee continued to emphasize higher-margin products and additional product offerings for casual wear. Sara Lee's European hosiery business, which includes the BELLINDA, DIM, ELBEO, FILODORO, NUR DIE, PHILIPPE MATIGNON and PRETTY POLLY brands, also continued to emphasize high-margin, value-added products in fiscal 1999.

               (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Sara Lee's businesses are classified into five industry segments: Sara Lee Foods, Coffee and Tea, Household and Body Care, Foodservice, and Branded Apparel. The financial information about Sara Lee's industry segments can be found on page F-28 of this Report.

                     (c) NARRATIVE DESCRIPTION OF BUSINESS

SARA LEE FOODS

    SARA LEE PACKAGED MEATS processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions throughout the United States, Europe and Mexico. Sales are transacted through Sara Lee's own sales force, brokers and institutional buyers. Some of the more prominent brands in the United States within this category include BALL PARK, BEST'S KOSHER, BRYAN, HILLSHIRE FARM, HYGRADE, JIMMY DEAN, KAHN'S, MR. TURKEY, SARA LEE and SINAI 48. Sara Lee's more prominent European brands include AOSTE, JUSTIN BRIDOU and COCHONOU in France, STEGEMAN in the Netherlands, ARGAL in Spain and NOBRE in Portugal. Sara Lee has a 49.9% interest in AXA Alimentos, S.A. de C.V. AXA Alimentos owns Kir Alimentos S. de R.L. de C.V. and Zwanenberg de Mexico, S.A. de C.V., which are leading processed meats companies in Mexico. Sara Lee is the largest processed meats company in the world.

    The products offered by this line of business include smoked sausage, bacon, hot dogs, breakfast sausage, breakfast sandwiches, premium deli and luncheon meats, ham, turkey, and packaged lunch combinations. The ingredients -- pork, turkey and beef -- are purchased by Sara Lee from a variety of sources. The prices of these raw materials fluctuate, depending primarily on supply and demand. Meat commodity costs fell substantially in fiscal 1999. Because of the range of sources from which these raw materials are available, Sara Lee believes that it will continue to have access to adequate supplies.

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

    SARA LEE BAKERY produces a wide variety of fresh and frozen baked and specialty items. Its core products are frozen and fresh pies, cheesecakes, pound cakes and speciality breads and bagels. These products are sold through supermarkets, foodservice distributors, bakery-deli and direct channels throughout the United States, United Kingdom, France, Mexico, Australia and numerous Asia-Pacific countries. Sales are transacted through Sara Lee's sales force and independent wholesalers and distributors. The key ingredients for these products -- butter, milk, sugar, fruits, eggs and flour -- are purchased from suppliers at prices that are subject to such influences as supply and demand, weather, and government price controls. Because of the number of sources from which such raw materials are generally available, Sara Lee believes it will continue to have access to adequate supplies.

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

COFFEE AND TEA

    Sara Lee believes it is one of the top four coffee roasters in the world, and one of the top three in the European market. It has a significant presence in such countries as the Netherlands, Belgium, France, Denmark, Spain and Australia, and has established positions in Central and Eastern Europe through acquisitions and expanded sales efforts. While DOUWE EGBERTS is its European flagship brand, its other premium European coffee brands include MAISON DU CAFE, MARCILLA and MERRILD. Sara Lee's PICKWICK brand is an important brand in the European tea market. Other tea brands include HORNIMANS and SUENOS DE ORO in Spain and the PARADISE ice tea brand in the United States foodservice market.

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

    The significant cost item in the production of coffee products is the price of green coffee, which varies depending on such factors as weather (which affects the quality and quantity of available supplies), consumer demand, the political climate in the producing nations, unilateral pricing policies of producing nations, speculation on the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee's competitors. Uncertainty over the availability of supplies resulted in extreme volatility in the price of green coffee in fiscal 1995, leading to the highest prices in recent years. In fiscal 1996, green coffee prices declined. Green coffee experienced significant cost volatility in fiscal 1997. In fiscal 1998, green coffee prices rose substantially and in fiscal 1999, green coffee prices declined. Sara Lee anticipates that green coffee prices will continue to be affected due to uncertainty over the availability of future supplies. Sara Lee mitigates the effect of fluctuating green coffee prices through careful inventory management and hedging strategies.

    The Coffee and Tea business also manufactures rice products under the LASSIE brand in the Netherlands and snack and nut products under the DUYVIS, FELIX and BENENUTS brands in the Netherlands, Belgium and France.

    The Coffee and Tea business has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

HOUSEHOLD AND BODY CARE

    HOUSEHOLD AND BODY CARE is composed of four primary core categories: shoe care -- led by a worldwide line of Kiwi products; body care items -- led by the SANEX brand, but also including DUSCHDAS, BADEDAS and MONSAVON and baby care products sold under the ZWITSAL, FISSAN and PRODERM names; insecticides -- sold internationally under the CATCH, BLOOM, VAPONA and RIDSECT brand names; and air fresheners -- led by the AMBI-PUR brand. ZENDIUM and PRODENT oral care products, and BIOTEX and NEUTRAL specialty detergents are also important categories for Sara Lee. Body care items and insecticides are marketed principally in Europe as well as into the Asia-Pacific and Latin America markets. These products are sold through a variety of retail channels including supermarkets. These are very competitive businesses. Sara Lee seeks to maintain a competitive advantage by offering its customers superior quality and value.

    SARA LEE DIRECT SELLING distributes a wide range of products -- cosmetics, fragrances, jewelry, toiletries, apparel and nutritional supplements -- through a network of independent sales representatives. Sara Lee Direct Selling includes the Nutri-Metics business in Australia, the House of Fuller business in Mexico, the House of Sara Lee businesses in Indonesia and the Philippines, and the Avroy Shlain business in South Africa. Sara Lee also operates direct selling organizations in Japan, China and Uruguay. While this segment is very fragmented, Sara Lee believes it has an important position in many product lines in those countries in which it competes.

FOODSERVICE

    Sara Lee Foodservice is conducted principally under the PYA/Monarch name. PYA/Monarch is the leading foodservice distributor in the southeastern United States. PYA/Monarch is the fourth largest full-line foodservice company in the United States. This business distributes dry, refrigerated and frozen foods, paper supplies and foodservice equipment to institutional and commercial foodservice customers.

    The institutional foodservice distribution industry is highly competitive, with price and service being the major means by which Sara Lee Foodservice competes. This line of business generates lower margins on sales dollars than Sara Lee's other businesses. Sara Lee Foodservice accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

BRANDED APPAREL

    The Branded Apparel line of business includes the Intimates and Accessories, Knit Products and Legwear businesses.

    SARA LEE INTIMATES includes bras, panties and shapewear. These are distributed under such labels as BALI, HANES HER WAY, PLAYTEX, WONDERBRA and DAISYFRESH in North America, and PLAYTEX and DIM in Europe. Sara Lee Intimates is the leader in the North American intimates category.

    Distribution channels for intimate apparel range from department and specialty stores for such premium brands as BALI, and some PLAYTEX products, to warehouse clubs and mass-merchandise outlets for some of the value-priced brands. Sales are effected through Sara Lee's sales force.

    The intimate apparel market is very competitive. Sara Lee endeavors to maintain its competitive advantage through new product development, marketing and promotional efforts, and by offering consumers value through a superior combination of quality and price.

    SARA LEE ACCESSORIES involves the manufacture and marketing of premium leather products, apparel and related accessories under the COACH brand. Coach products are sold through department stores, catalog sales and Sara Lee stores. Coach operates 165 retail stores in the United States and more than 150 stores located outside the United States.

    SARA LEE KNIT PRODUCTS involves the sourcing, manufacturing and distribution of men's, women's and children's underwear and activewear (T-shirts, fleecewear and other jersey products for casualwear) in North America, South and Central America, Europe and the Asia-Pacific countries. These products are sold through Sara Lee's sales force to department stores, mass merchandisers, discount chains and the screen-print trade. Principal brands in the underwear category include CHAMPION, HANES, HANES HER WAY and RINBROS in North America, and ABANDERADO, PRINCESA, CHAMPION, HANES and DIM in Europe. Sara Lee believes that it is the leader in both the women's and girls' panties category in the United States, and in the heavily branded category of men's and boys' underwear in the United States, and has the leading position in men's and boys' underwear in Mexico.

    Activewear is marketed under Sara Lee's HANES and CHAMPION lines. In addition to targeting the public activewear market, Champion also markets authentic uniforms and practicewear for professional and amateur athletic teams, including such organizations as the National Basketball Association, the National Football League and a number of major university sports teams.

    The principal raw material in this product category is cotton. Sara Lee currently believes there is an adequate supply of cotton from a variety of sources. There are also numerous manufacturing sources for these products.

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

    Sara Lee Legwear products consist of a wide variety of branded, packaged consumer products, including pantyhose, stockings, combination panty and pantyhose garments, tights, knee-highs and socks, many of which are available in both sheer and opaque styles. These products are sold in the United States under such brand names as HANES, L'EGGS, DONNA KARAN and DKNY (the last two being licensed), and abroad under such labels as DIM, PRETTY POLLY, ELBEO, NUR DIE, BELLINDA, FILODORO and PHILIPPE MATIGNON.

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

    The legwear business is very competitive in both the United States and Europe and worldwide demand for hosiery products has declined over the last three years. In the United States, Sara Lee's major competitors are other hosiery companies, and the primary methods of competition are quality, value, function, and, with respect to L'EGGS products, service and distribution. In Europe, where most of Sara Lee's competitors are small companies who compete in the unbranded sector of the market, the primary focus is on quality.

    Raw materials -- nylon, spandex, and cotton -- and manufacturing sources for the products in this category are readily available to Sara Lee.

                                   TRADEMARKS

    Sara Lee is the owner of over 30,000 trademark registrations and applications in over 140 countries. Sara Lee's trademarks are among its most valuable assets as it pursues its strategy of building brands globally.

                                   CUSTOMERS

    None of Sara Lee's business segments or lines of business depends on a single customer or a small number of customers, the loss of which would have a material adverse effect on Sara Lee's consolidated results of operations, financial position or cash flows. Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more product categories, and it has developed specific approaches to working with individual customers.

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

    While Sara Lee expects to make capital and other expenditures in compliance with Environmental Laws, it does not anticipate that such compliance will have a material adverse effect on its consolidated results of operations, financial position or cash flows. Sara Lee has an ongoing program to monitor compliance with Environmental Laws and is continually examining its methods of operation and product packaging to reduce its use of natural resources.

                                   EMPLOYEES

    Sara Lee has approximately 138,000 employees worldwide.

        (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
                                AND EXPORT SALES

    Sara Lee's foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee's principal foreign subsidiary is Sara Lee/DE N.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands ("Sara Lee/DE"). Sara Lee indirectly owns a 100% interest in Sara Lee/DE, 41% in the form of voting shares and 59% in the form of depository receipts issued by the independent Stichting Administratiekantoor Douwe Egberts Sara Lee. Sara Lee/DE has responsibility for managing the Coffee and Tea and Household and Body Care divisions of Sara Lee, as well as Sara Lee's foreign bakery operations.

    The foreign operations of Sara Lee Foods Packaged Meats line of business are conducted through Sara Lee Meats Europe B.V., the Aoste Group and Imperial Meat Products N.V., while the foreign operations of Sara Lee Bakery are conducted through Kitchens of Sara Lee U.K. Ltd., Sara Lee Bakery (Australia) Pty Ltd. and Brossard France S.A.

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

    The financial information about foreign and domestic operations can be found on page F-29 of this Report.

ITEM 2. PROPERTIES.

    Sara Lee operates 277 food processing and consumer product manufacturing plants, each containing more than 20,000 square feet in building area, in 27 states and 39 foreign countries. Sara Lee owns 206 and leases 71 of these plants. It also operates 138 warehouses containing more than 20,000 square feet in building area in 20 states and 28 foreign countries. Of these warehouses, 62 are owned and 76 are leased. The following table identifies the plants and warehouses presently owned or leased by Sara Lee that contain at least 250,000 square feet in building area.

                                                                                                     APPROXIMATE
                                                                                                    BUILDING AREA
                                                                                                         IN
          INDUSTRY SEGMENT AND DIVISION OR SUBSIDIARY                        LOCATION                SQUARE FEET
----------------------------------------------------------------  -------------------------------  ---------------
SARA LEE FOODS
Aoste...........................................................  Aoste, France                          746,000
Aoste...........................................................  Maclas, France                         387,000
Aoste...........................................................  Peyrolles, France                      374,000
Aoste...........................................................  St. Symphorien, France                 303,000
Sara Lee Refrigerated Foods.....................................  Zeeland, Michigan                      577,000
Bryan Foods, Inc................................................  West Point, Mississippi                800,000
Hillshire Farm & Kahn's.........................................  Alexandria, Kentucky                   325,000
Hillshire Farm & Kahn's.........................................  Cincinnati, Ohio                       563,000
Hillshire Farm & Kahn's.........................................  New London, Wisconsin                  565,000
Kitchens of Sara Lee............................................  Bridlington, England                   285,000
Sara Lee Bakery.................................................  New Hampton, Iowa                      294,000
Sara Lee Bakery.................................................  Tarboro, North Carolina                346,000
Sara Lee Bakery.................................................  Traverse City, Michigan                295,000
Kitchens of Sara Lee U.K. Ltd...................................  East Yorkshire, United Kingdom         318,000
Sara Lee Meats Europe B.V.......................................  Rio Maior, Portugal                    348,000
Sara Lee Meats Europe B.V.......................................  Miralcamp, Spain                       260,000

COFFEE AND TEA
Continental Coffee..............................................  Houston, Texas                         331,000
Koninklijke Douwe Egberts B.V...................................  Joure, the Netherlands               1,094,000
Koninklijke Douwe Egberts B.V...................................  Utrecht, the Netherlands               577,000
Koninklijke Douwe Egberts B.V...................................  Zaandam, the Netherlands               367,000

HOUSEHOLD AND BODY CARE
Bama Polska.....................................................  Polska, Poland                         261,000
Kiwi Brands Pty. Ltd............................................  Clayton, Australia                     313,000
Sara Lee/DE Espana S.A..........................................  Santiga, Spain                         284,000*
Sara Lee/DE Germany.............................................  Dusseldorf, Germany                    333,000*
Sara Lee Household & Body Care U.K. Limited.....................  Slough, England                        318,000

FOODSERVICE
PYA/Monarch, Inc................................................  Charlotte, North Carolina              415,000
PYA/Monarch, Inc................................................  Bloomington, Indiana                   321,000
PYA/Monarch, Inc................................................  Lexington, South Carolina              364,000
PYA/Monarch, Inc................................................  Montgomery, Alabama                    374,000

                                                                                                     APPROXIMATE
                                                                                                    BUILDING AREA
                                                                                                         IN
          INDUSTRY SEGMENT AND DIVISION OR SUBSIDIARY                        LOCATION                SQUARE FEET
----------------------------------------------------------------  -------------------------------  ---------------
BRANDED APPAREL
Canadelle Limited Partnership...................................  Montreal, Canada                       289,000
Champion Products, Inc..........................................  Laurel Hill, North Carolina            368,000
Champion Products, Inc..........................................  Dunn, North Carolina                   289,000
Champion Products, Inc..........................................  Chihuahua, Mexico                      429,000
Coach Leatherware...............................................  Jacksonville, Florida                  357,000*
Dim, S.A........................................................  Autun, France                          328,000
Filodoro Calze SpA..............................................  Casalmoro, Italy                       343,000
Filodoro Calze SpA..............................................  Casalmoro, Italy                       251,000
L'eggs Products.................................................  Clarksville, Arkansas                  337,000
L'eggs Products.................................................  Rockingham, North Carolina             440,000
Playtex Apparel, Inc............................................  Dover, Delaware                        418,000
Sara Lee Direct.................................................  Rural Hall, North Carolina             699,000*
Sara Lee Hosiery................................................  East Rockingham, North Carolina        330,000*
Sara Lee Hosiery................................................  Winston-Salem, North Carolina          770,000
Sara Lee Hosiery................................................  Darlington, South Carolina             287,000
Sara Lee Knit Products..........................................  Jacksonville, Florida                1,592,000*
Sara Lee Knit Products..........................................  Martinsville, Virginia                 704,000*
Sara Lee Knit Products..........................................  Rural Hall, North Carolina             986,000
Sara Lee Knit Products..........................................  Winston-Salem, North Carolina          568,000
Sara Lee Knit Products..........................................  Winston-Salem, North Carolina          395,000
Sara Lee Sock Company...........................................  Kernersville, North Carolina           340,000
Vatter GmbH.....................................................  Rheine, Germany                        549,000
Vatter GmbH.....................................................  Dolni Redice, Czech Republic           475,000*

------------

* These facilities are leased; the remainder are owned by Sara Lee.

ITEM 3. LEGAL PROCEEDINGS.

    On December 22, 1998, Sara Lee announced the recall of specific production lots of packaged meat products produced at the corporation's Zeeland, Michigan facility between July 1, 1998 and the date of the recall. This action was taken as a result of concerns that the specified products may contain listeria bacteria that can pose a health hazard. The Center for Disease Control and Prevention ("CDC") has conducted an investigation into these concerns. On May 27, 1999 the CDC issued a public report linking the consumption of packaged meat products from the Zeeland, Michigan facility, which allegedly contained listeria, to 21 fatalities (15 adult deaths and 6 miscarriages) and approximately 100 illnesses in total. Sara Lee is cooperating with pending government investigations into the matters alleged by the CDC. Ten lawsuits, including individual and class actions, have been filed against the corporation involving nine deaths, and additional claims are expected. Although the outcome of the pending litigation cannot be determined with certainty, Sara Lee believes that the pending litigation and expected claims should not have a material adverse effect on the corporation's consolidated results of operations, financial position or cash flows.

    Sara Lee is a party to various pending legal proceedings and claims. Some of the proceedings and claims against Sara Lee are for alleged environmental contamination, and arise under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). CERCLA imposes liability, regardless of fault, on certain classes of parties that are considered to be responsible for contamination at a site. Although any one party can be held responsible for all the costs of investigation and cleanup, those costs are usually allocated among parties based on a variety of factors, such as the amount of waste each contributed to the site. Although the outcome of the pending legal proceedings, including Superfund claims, cannot be determined with certainty, Sara Lee believes that the final outcomes should not have a material adverse effect on the corporation's consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR SARA LEE'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Sara Lee's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of September 1, 1999, Sara Lee had approximately 83,200 holders of record of its common stock. Information about the high and low sales prices for each full quarterly period and the amount of cash dividends declared on Sara Lee's common stock during the past three fiscal years is set forth on page F-30 of this Report.

ITEM 6. SELECTED FINANCIAL DATA.

    Financial information for Sara Lee for the five fiscal years ended July 3, 1999, is set forth on pages F-2 and F-3 of this Report. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements on pages F-4 through F-30 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This discussion and analysis of the corporation's results of operations, financial position and risk management activities should be read in conjunction with the General Development of Business on pages 1 through 4, Narrative Description of Business on pages 4 through 8 and the Consolidated Financial Statements and related Notes to Financial Statements on pages F-2 through F-30 of this Report. The corporation's fiscal year ends on the Saturday closest to June 30. Fiscal 1999 was a 53-week year and fiscal 1998 and 1997 were 52-week years. Unless otherwise stated, references to years relate to fiscal years.

RESULTS OF OPERATIONS

    CONSOLIDATED RESULTS -- 1999 COMPARED WITH 1998    Net sales in 1999 were
essentially unchanged from the prior year at $20.0 billion. The effect on reported sales of businesses acquired net of businesses sold subsequent to the start of 1998 was less than 0.1%. The overall strengthening of the U.S. dollar relative to foreign currencies during the year had the effect of reducing reported sales by approximately 0.6%. While most European currencies strengthened versus the U.S. dollar in the year, declines in the currencies of Mexico, Australia, South Africa and Canada, as well as certain Asian currencies, offset the overall strength of currencies in Europe. On a comparable basis, excluding the impact of acquisitions, dispositions and foreign currency changes, sales increased 0.6% over the prior year. Comparable sales growth in Branded Apparel, Foodservice, and Household and Body Care contributed to this increase; Sara Lee Foods, and Coffee and Tea reported sales declines on a comparable basis.

    The gross profit margin was 39.0% in 1999 compared with 38.4% in 1998, reflecting improved gross margins in the Sara Lee Foods, Coffee and Tea, Household and Body Care, and Foodservice segments. Branded Apparel gross profit margins were down slightly from the prior year. The impact of lower commodity costs, as well as manufacturing efficiencies associated with ongoing restructuring and corporate-wide cost containment programs, improved gross margins.

    Selling, general and administrative expenses increased 2.5% over the prior year. This increase was due to a 2% increase in total advertising and promotion expenditures, as well as the impact of inflation on personnel and distribution-related costs. Partially offsetting these increases were benefits associated with ongoing restructuring and corporate-wide cost containment programs.

    On December 22, 1998, the corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain listeria bacteria. The estimated cost of this action was recognized in the second quarter of 1999 and reduced 1999 income before income taxes, net income and diluted earnings per share by $76 million, $50 million and $.05 per share, respectively. The recall charge recognized the costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the corporation's Zeeland, Michigan, facility and liabilities incurred as a result of these actions.

    In the first quarter of 1999, as part of its ongoing restructuring program, the corporation disposed of certain assets of the Coffee and Tea segment related primarily to its international tobacco operations. The corporation received cash proceeds of $386 million in connection with the sale and recognized a pretax gain of $137 million, which increased 1999 net income by $97 million or $.10 per common share on a diluted basis.

    In the second quarter of 1998, the corporation provided for the cost of restructuring its worldwide operations. The restructuring provision reduced 1998 income before income taxes by $2,040 million and net income by $1,625 million, or $1.68 per common share on a diluted basis. The 1998 restructuring charge is discussed elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Operating income (pretax income before interest and corporate expenses), excluding the 1999 product recall charge and gain on sale of the corporation's tobacco operations and the 1998 restructuring charge, increased $5 million or 0.2% in 1999. Businesses sold net of businesses acquired subsequent to the start of 1998 decreased operating income by 1.5%. The overall strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by 0.8%. Thus, excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 2.5%, reflecting improvements on a comparable basis in all business segments except Coffee and Tea, which declined 0.9%.

    Net interest expense decreased to $141 million in 1999 compared with $176 million in 1998. The lower level of net interest expense was due to strong operating cash flows in the fourth quarter of 1998 and for 1999, as well as proceeds received from the sale of businesses and assets. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased to $197 million principally as a result of increased corporate office administration costs and higher minority interest expense.

    The following comparisons exclude the 1999 product recall charge and tobacco sale gain, and the 1998 restructuring charge. Income before income taxes increased 0.8% to $1.6 billion during 1999. The effective tax rate decreased from 31.0% to 29.0% of pretax income resulting primarily from increased earnings in certain foreign jurisdictions that had lower tax rates. Net income increased 3.7% to $1.1 billion, while diluted earnings per share increased 9.0% to $1.21 per share. Earnings per share increased at a rate in excess of net income because of fewer average shares outstanding during the year. Preferred dividends also declined during the year as a result of the redemption of the remaining auction preferred shares during the first quarter of 1998. Including the product recall charge and tobacco sale gain, net income and diluted earnings per share were $1.2 billion and $1.26 per share, respectively.

    1998 RESTRUCTURING In the second quarter of 1998, the corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities -- 86 of which are owned and 30 of which are leased. The restructuring provision reduced income before income taxes, net income and earnings per share on a diluted basis in 1998 by $2,040 million, $1,625 million and $1.68 per share, respectively. Business segment operating results in 1998 include charges for restructuring on a pretax and after-tax basis as follows (in millions): Sara Lee Foods -- $208 and $133; Coffee and Tea -- $71 and $46; Household and Body Care -- $185 and $164; Foodservice -- $2 and $1; and Branded Apparel -- $1,574 and $1,281.

    Of the total pretax charge for restructuring, $899 million relates to anticipated losses associated with the disposal of manufacturing and distribution facilities and $830 million relates to goodwill associated with the disposition of remaining assets from various prior business combinations. The remainder of the charge consists of $219 million for pension and social costs associated with the facility disposals; $47 million for anticipated costs to close and dispose of idled facilities; and $45 million for anticipated losses on the disposal of certain equity and cost method investments. Of the total after-tax charge of $1,625 million, 89% is non-cash and 11% requires cash outflows.

    Through July 3, 1999, 41 manufacturing and distribution facilities have been sold and 60 additional facilities have been closed. The corporation expects to complete the restructuring by the year 2000, and it is anticipated that the remaining costs of the plan will be funded from internal sources and available borrowings. Operating costs were lowered by $150 million in 1999 and $61 million in 1998, primarily as a result of lower plant overhead, long-lived asset amortization expense and manufacturing efficiencies resulting from the restructuring actions. The corporation expects the restructuring plan to generate increased savings in subsequent years, growing to an annual savings of approximately $200 million in 2001. Savings from the planned actions will be used for both business-building initiatives and profit improvement. The restructuring reserve is analyzed in greater detail in the Restructuring Provision note to the Consolidated Financial Statements on page F-22 of this report.

    CONSOLIDATED RESULTS -- 1998 COMPARED WITH 1997 Net sales increased 1.4% to $20.0 billion in 1998, from $19.7 billion in 1997. Businesses acquired net of businesses sold subsequent to the start of 1997 increased net sales by 2.2%. The overall strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing reported sales by 4.4%. Thus, on a comparable basis, excluding the impact of acquisitions, dispositions and foreign currency movements, sales increased 3.6%. Comparable sales growth was approximately 8% in the Foodservice, Coffee and Tea, and Household and Body Care business segments, 2.4% in the Branded Apparel segment, and sales in Sara Lee Foods were essentially the same as in the prior year.

    The gross profit margin was 38.4% in 1998, compared with 37.8% in 1997. Higher gross margins in the corporation's Sara Lee Foods, Foodservice, Household and Body Care, and Branded Apparel segments more than offset gross margin declines in Coffee and Tea. Operating income (pretax earnings before interest and corporate expenses) increased $38 million, or 2.0%, excluding the 1998 restructuring charge. Businesses acquired net of businesses sold subsequent to the start of 1997 increased operating income by 1.9%. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by 5.5%. Thus, on a comparable basis, operating income increased 5.6%. The benefits associated with the 1998 restructuring had a significant impact on the improvement in operating income.

    Net interest expense was $176 million in 1998, compared with $159 million in 1997. The higher interest expense was attributable to higher average total borrowings during the year offset in part by the strengthening of the U.S. dollar relative to foreign currencies. Unallocated corporate expenses decreased $92 million in 1998. The strengthening of the U.S. dollar relative to foreign currencies reduced foreign-denominated minority interest expense and also had a positive impact on the hedging of foreign currency movements. In addition, 1997 corporate unallocated expenses were negatively impacted by expenses associated with certain sold companies.

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

    Excluding the 1998 restructuring charge, net income increased 9.3% to $1,102 million, and diluted earnings per share increased 12.1% to $1.11. Diluted earnings per share, excluding the restructuring charge, increased at a rate in excess of net income primarily because of fewer shares outstanding during the period and lower preferred dividends. Including the restructuring charge, the corporation reported a net loss of $523 million or $0.57 per diluted share.

    For the year ended June 27, 1998, approximately 2% of the corporation's sales and 1% of pretax profits, excluding the restructuring charge, were derived from Asia. The financial problems in this geographic area have not had a material impact on the consolidated results of the corporation.

    OPERATING RESULTS BY BUSINESS SEGMENT -- 1999 COMPARED WITH 1998 The following discussion comparing 1999 business segment performance with 1998 excludes the 1999 product recall charge and gain on sale of the international tobacco operations, and the 1998 restructuring charge noted previously.

    Net sales in the Sara Lee Foods segment declined in 1999 by 3.5% as lower processed meat commodity costs resulted in lower prices to customers. Sales were also negatively affected by the business disruption resulting from the recall of packaged meat products produced at the Bil Mar Foods plant in Zeeland, Michigan, and the temporary closure of that plant. Excluding the impact of the business disruption related to the product recall and temporary plant closure, the impact of acquisitions, dispositions and changes in foreign currencies, segment sales increased by 0.2%. Excluding acquisitions, Packaged Meats unit volumes were down 1%, but gained 4% excluding Bil Mar, with particular strength in the fresh sausage, smoked sausage and breakfast sausage product lines. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, were flat, as gains in the growing bakery-deli and fresh baked segments were offset by declines at retail. Including acquisitions, Packaged Meats unit volumes were flat and Bakery volumes increased 3%.

    Operating income for Sara Lee Foods increased 1.2%. Excluding the impact of the business disruption related to the product recall and temporary plant closure, the impact of acquisitions, dispositions and changes in foreign currencies, segment operating income increased 17.8%. Operating results benefited from improved gross margins related to lower commodity costs, an improved sales mix and benefits associated with the restructuring program. Net interest expense allocated to the segment declined $7 million and pretax income increased 3.1%. The effective tax rate of the segment declined to 37.0% and net income grew 5.2%, to $266 million.

    Net sales in the Coffee and Tea segment declined 6.4%. Excluding the results of the international tobacco operations disposed of earlier this year and acquisitions made subsequent to the start of 1998, sales decreased 1.8%. The strengthening of most European currencies versus the U.S. dollar increased reported sales by 0.3%. Thus, on a comparable basis, sales decreased 2.1%. Net sales were negatively impacted by significantly lower commodity coffee costs in 1999, which resulted in decreased consumer prices during much of the year. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 6% as consumers reacted favorably to product introductions and lower coffee prices. Unit volumes grew 20% including sales contributed from recently acquired businesses.

    Operating income for the Coffee and Tea segment declined 6.3% reflecting the impact of the divestment of the international tobacco operations in the first quarter of 1999. Changes in foreign currency exchange rates had the effect of improving operating income of the segment by 1.0%. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income declined 0.9%. Segment net income was down 2.0%, as the decline in operating income was offset in part by significant reductions in the net interest expense allocation and the improvement in the segment's effective tax rate from 31.1% in 1998 to 28.5% in 1999.

    Net sales and operating income in the Household and Body Care segment increased 4.6% and 7.9%, respectively. The weakening of foreign currencies relative to the U.S. dollar, particularly in Mexico, South Africa, Australia, and certain Asian countries, reduced reported sales and operating income by 3.6% and 5.6%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 7.8% and 13.6%, respectively. Excluding acquisitions, unit volumes for this segment's four core categories -- shoe care, body care, insecticides and air fresheners -- grew 10%. Unit volumes for these four categories grew 13% including acquisitions.

    Pretax income of the segment increased 10.8% to $244 million, primarily as a result of the operating income improvements noted above. Net income increased 12.7%, to $160 million, as the effective tax rate of the segment declined approximately 1.1 percentage points to 34.5%.

    Net sales in the Foodservice segment increased 6.1% including the impact of acquisitions and 4.4% excluding acquisitions. Excluding acquisitions, unit volumes grew 4% in 1999, but including recently completed acquisitions, unit volumes grew 6%. Operating income increased 10.7%, to $100 million. These results benefited from an improved customer mix and a continued strategic emphasis on cost containment. Pretax income grew 10.8% and net income grew 12.3%, as the effective tax rate of the segment declined to 36.5% from 37.4%.

    Branded Apparel net sales improved 1.7%, while operating income declined 0.5%. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales increased 1.7% and operating income increased 0.3%. Unit volumes for worldwide Legwear declined 1%, combining a 10% increase in sock unit sales with a 4% decline in sheer hosiery volumes, which reflects the continuing decline in the global sheer hosiery market. Worldwide Knit Products unit sales improved 6%, including unit gains of 6% in the underwear and 4% in the activewear categories. Unit volume declines at the corporation's Champion division were due primarily to continuing difficult market conditions. The Champion results reduced the overall unit sales gain in the activewear category, and contributed to the segment's operating income decline. Intimate Apparel unit sales increased 13%, with strength in both the United States and Europe. The Coach leatherware business had slightly lower sales in 1999, due principally to unit volume declines, but reported improvements in operating income from the prior year. Branded Apparel operating income was favorably impacted by the restructuring program initiated in 1998.

    Pretax income in the Branded Apparel segment increased 2.7% as the corporation's ongoing restructuring efforts resulted in a reduction of the total invested capital and net interest expense allocated to this business segment. The effective tax rate of the Branded Apparel segment declined from 24.6% to 21.4% in the year. The lower tax rate is primarily the result of increased earnings in certain foreign jurisdictions that had lower tax rates. Segment net income increased 7.0% as a result of the lower effective tax rate and net interest expense allocation.

    OPERATING RESULTS BY BUSINESS SEGMENT -- 1998 COMPARED WITH 1997 The following discussion comparing 1998 business segment performance with 1997 excludes the 1998 restructuring charge described previously.

    Net sales in the Sara Lee Foods segment increased in 1998 by 1.6%, while operating income increased 11.3%. The improved level of profitability was due largely to lower commodity hog costs, new product activity focusing on higher-margin "better-for-you" and convenience items, and the benefits associated with the 1998 restructuring. Excluding the impact of acquisitions and changes in foreign currencies, Sara Lee Foods segment sales approximated 1997 levels, while operating income increased 11.9%. Unit volumes for worldwide Packaged Meats increased 2%, led by gains in key categories such as hot dogs, sausage products, ham, bacon and breakfast sandwiches. Worldwide unit volumes for Sara Lee Bakery were flat for the year. Unit volume comparisons exclude acquisitions unless otherwise indicated. Interest expense allocated to the Sara Lee Foods segment increased $6 million. This business had a higher share of the invested capital of the corporation and consolidated net interest increased over 1997 levels. Net income improved to $252 million, an increase of 9.1%.

    Coffee and Tea sales and operating income declined 0.3% and 2.5%, respectively, in 1998. These results reflect the impact of a stronger U.S. dollar relative to European currencies. Excluding the impact of acquisitions and changes in foreign currencies, Coffee and Tea sales and operating income increased by approximately 8.0%. Unit volumes for retail and out-of-home roasted coffee declined 7%, reflecting higher green coffee costs and increased consumer prices during much of the year. Performance was aided by a continued emphasis on operating efficiencies. Interest expense allocated to the Coffee and Tea segment increased $4 million, primarily as a result of this business segment having a higher share of the invested capital of the corporation than in the prior year. Net income declined 2.0% to $285 million.

    Net sales in the Household and Body Care segment increased 8.7% and operating income increased 10.4%. These results also reflect the impact of the stronger U.S. dollar relative to foreign currencies during the year. Excluding the impact of acquisitions and changes in foreign currencies, Household and Body Care sales and operating income increased by 7.7% and 18.9%, respectively. The Household and Body Care segment has four core categories -- shoe care, body care, insecticides and air fresheners. Unit sales for these four product lines, excluding acquisitions, grew 11% during the year. The profit growth is attributable primarily to strong gross margin improvements, significant market share gains and new product introductions. The direct selling component of this segment reported increased sales and profits principally resulting from the contributions of operations in Mexico and the Australian company, Nutri-Metics International, acquired in 1998. Interest expense allocated to the Household and Body Care segment increased $7 million. This business had a higher share of the invested capital of the corporation and consolidated net interest increased over 1997 levels. Net income increased 9.0% to $142 million.

    Foodservice operations reported sales growth of 8.9% and operating income growth of 9.4%. Excluding acquisitions, sales and operating income increased 7.7% and 9.1%, respectively. Foodservice unit volumes increased 7% for the year, excluding acquisitions. The improved sales and profits were largely attributable to a continued focus on low-cost production and geographic expansion throughout the South, Midwest and Eastern portions of the United States. Interest allocated to this segment increased slightly, and net income grew 8.7% to $52 million.

    Sales and operating income of the Branded Apparel segment declined 2.2% and 3.5%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales increased 2.4% while operating income declined 3.5%. The corporation's worldwide Intimate Apparel business had increased sales and operating income in 1998, principally as a result of product innovations and design advancements that strengthened its core brands. Unit volumes increased 7%, excluding acquisitions, with growth in both North America and Europe. Worldwide unit volumes for Knit Products grew 6% led by gains in underwear and activewear. Knit Products operating income declined slightly as a result of the impact of the stronger U.S. dollar, competitive pricing pressures and lower results by the Champion business. Due to a continuing global decline in the sheer hosiery market, the worldwide Legwear business had lower sales in 1998. However, profits improved as the corporation streamlined manufacturing, boosted productivity and simplified its product mix. Worldwide Legwear unit volumes declined 3%, reflecting a 7% decline in sheer hosiery, partially offset by an 11% increase in socks. The Coach leatherware business had lower sales and operating income in 1998 as a result of difficult market conditions in Asia. Interest allocated to this segment declined slightly as a result of this business having a lower share of the invested capital of the corporation. The effective tax rate of the Branded Apparel segment declined as a result of increased earnings in foreign jurisdictions that had lower tax rates than the United States and a lower amount of nondeductible goodwill amortization. Net income increased 0.3% to $484 million.

FINANCIAL POSITION

    Net cash provided from operating activities was $1.6 billion in 1999, $1.9 billion in 1998, and $1.6 billion in 1997. The strong operating cash flows in 1999 are primarily due to improved earnings and effective inventory management. Excluding the 1998 restructuring charge, which was primarily a non-cash charge, net income increased and working capital management improved substantially in 1998 compared with the prior year.

    As of July 3, 1999 and June 27, 1998, the corporation's current liabilities exceeded current assets by $966 million and $513 million, respectively. These working capital deficits are in part the result of the corporation's continued emphasis on asset management, resulting in lower levels of current assets at July 3, 1999 and June 27, 1998. In addition, during 1999 the corporation increased its total outstanding borrowings under various revolving credit facilities and issued significantly less long-term debt to finance working capital requirements and support its financing and investing activities, resulting in an overall increase in outstanding current liabilities as of July 3, 1999. Subsequent to year-end, the corporation refinanced approximately $350 million of its outstanding notes payable through the issuance of long-term debt. The corporation has numerous credit facilities available, including revolving credit agreements totaling $1.6 billion as of July 3, 1999, which management considers sufficient to satisfy its working capital requirements.

    Net cash used in investment activities was $192 million in 1999, $275 million in 1998, and $1.0 billion in 1997. The corporation received $570 million of cash from the sale of assets and businesses in 1999, relating primarily to the sale of the international tobacco business during the first quarter, which resulted in $386 million of cash proceeds, and sales of assets as part of the ongoing program to reduce the level of assets deployed in the business. Cash expenditures for purchases of businesses and capital expenditures declined $98 million from the prior year. Cash received for businesses and property sold in 1998 was $418 million in excess of that received in 1997. Cash outflows for business acquisitions and capital expenditures declined $354 million in 1998 from 1997 levels. The lower level of cash used for investment activities reflects the corporation's decision to pursue the new strategic direction announced in 1998 as part of its global restructuring plan.

    During 1999, the corporation acquired several companies for an aggregate purchase price of $234 million in cash and $9 million in common stock. The principal acquisitions were Continental Coffee, a domestic manufacturer, marketer, and distributor of roasted and ground coffee, and Monsavon, a European marketer and distributor of personal body care products.

    In June 1999, the corporation entered into an agreement to acquire Chock full o'Nuts Corporation (CFON), a roaster, packer and marketer of coffee in the United States. Under the terms of the agreement, the corporation will issue Sara Lee common shares with a value that equals $11 for each outstanding common share of CFON, provided that the average trading price of Sara Lee's common stock during the 20 consecutive trading days following the date CFON mails its proxy statement to its stockholders is between $21 and $26 per share. The parties have certain rights if the average trading price of the corporation's common stock falls below $21 or exceeds $26 per share during this period. At July 29, 1999, CFON had approximately 21 million common and equivalent shares outstanding. The merger is subject to the approval by the CFON stockholders and it is anticipated that the CFON stockholders will vote on the merger in late September 1999.

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

    In 1998, the corporation announced plans to repurchase $3 billion of its common stock over a three-year period. A total of $1.3 billion of Sara Lee Corporation common stock was repurchased in 1999 and $1.5 billion was repurchased in 1998. During 1999, $187 million of net cash was received from long and short-term borrowings, while in the 1998 and 1997 comparable periods, net cash of $411 million and $362 million, respectively, was received. In addition, $200 million was used to redeem the remaining outstanding auction preferred shares in 1998, while $100 million was used in 1997. Cash dividends increased to $464 million in 1999, compared to $447 million in 1998 and $430 million in 1997.

YEAR 2000 COMPLIANCE

    In January 1996, the corporation initiated a program to address the Year 2000 information technology issues that could potentially affect its operations. Essentially, the Year 2000 issue consists of programmed code within computer applications, including devices with imbedded technology, using only the last two digits to refer to a year rather than all four of the year's digits. As a result, these applications could fail or create erroneous results to the extent that "00" is not recognized as the year 2000. The corporation's Year 2000 program is designed to identify and correct these problems.

    The program has been developed with the help of independent consultants and consists of various steps to identify and evaluate Year 2000 issues and remediate systems that are not Year 2000 compliant. The corporation's program to identify and evaluate Year 2000 readiness includes inventorying and testing systems that are commonly thought of as IT systems, such as computer systems and networks, as well as systems that are not commonly thought of as IT systems, such as automated production systems. Both IT and non-IT systems may contain imbedded technology or "chips," which complicates the corporation's Year 2000 identification, evaluation, remediation and testing efforts. The corporation has completed its inventory of IT and non-IT systems and has identified systems with Year 2000 exposures. The corporation has also conducted systems reviews to determine the need for remediation efforts and is currently involved in testing and verifying compliance. In addition, third parties with whom there are systems interactions, including outsourced services, are being surveyed to determine Year 2000 compliance or the need for remediation efforts.

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

    As of the end of fiscal 1999, the corporation had verified that approximately 97% of its worldwide systems were Year 2000 compliant, including substantially all mission critical systems that affect core business operations. The corporation anticipates that the remaining systems not tested or verified as of July 3, 1999 will be Year 2000 compliant prior to the end of the calendar year. In addition, the corporation has developed or is developing specific contingency plans to address unexpected issues or circumstances beyond its control related to these remaining systems. The estimated cost of the corporation's Year 2000 program is expected to be approximately $50 million in total, a substantial portion of which has been incurred as of the end of 1999. These costs have not had and are not expected to have a material effect on the corporation's financial position, results of operations or cash flows in any of the years in which spending has occurred or remaining spending is expected to occur. This expectation assumes that the corporation will not be obligated to incur significant Year 2000-related costs on behalf of its customers or suppliers.

    In the event that the corporation's Year 2000 program does not properly identify, assess or remediate Year 2000 problems, there can be no assurance that the Year 2000 issue will not materially adversely impact the corporation's results of operations or its relationships with customers, suppliers or others.

Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the corporation or its results of operations. Due to the general uncertainty inherent in the Year 2000 issue, including uncertainty regarding the Year 2000 readiness of customers, suppliers, governmental agencies and others, the corporation has not developed a comprehensive analysis of the most likely adverse Year 2000 scenario. However, the corporation is currently developing contingency plans to ensure that Year 2000 issues will not create significant operational problems for the corporation. This process includes, among others, developing emergency backup procedures in case of systems failures, identifying alternative suppliers, and developing alternative plans to engage in business activities with customers and suppliers that are not experiencing Year 2000 issues. These plans will continue to be monitored as the year 2000 approaches.

    The costs of the corporation's Year 2000 Program and the dates on which the corporation believes it will complete various stages of the program are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to: the availability and cost of personnel trained in Year 2000 issues; the ability to identify, assess, remediate and test all relevant systems, including those using imbedded technology; the variability of definitions of "Year 2000 compliant"; and similar uncertainties.

EURO

    On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one new common currency -- the euro. The euro then began trading on currency exchanges and began to be used in certain business transactions. The transition period for the introduction of the euro occurs through June 2002. Beginning January 2002, new euro-denominated bills and coins will be issued. Simultaneously, legacy currencies will begin to be withdrawn from circulation with the completion of the withdrawal scheduled no later than June 30, 2002. Because of the significant concentration of sales and operating profits generated in the European Union, the corporation has established plans to identify and address risks arising from the conversion to the new currency. These risks include, but are not limited to, converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased cross-border price transparency, evaluating the corporation's exposure to currency exchange risks during and following the transition period to the euro and determining the impact on the corporation's processes for preparing and maintaining accounting and taxation records.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of certain costs relating to software developed and implemented for the corporation's internal use. The corporation adopted this statement in 1999. Prior to adoption, the corporation expensed as incurred the costs of software developed or obtained for internal use. The adoption of this statement in 1999 did not have a material effect on the corporation's financial position or results of operations.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This statement becomes effective for the corporation in 2000. The SOP requires that costs of start-up activities, including costs incurred related to opening a new facility, introducing a new product, commencing a new operation or other similar activities be expensed as incurred. The corporation has historically utilized accounting methods which are consistent with SOP 98-5.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which postponed the required adoption date of SFAS No. 133. As a result, the corporation is not required to adopt SFAS No. 133 until 2001. The corporation is assessing the effect this statement will have on its consolidated financial position and results of operations.

FORWARD-LOOKING INFORMATION

    From time to time, in oral statements and written reports, the corporation discusses its expectations regarding future performance by making certain "forward-looking statements." For example, such "forward-looking statements" are contained in Item 1 ("Business"), Item 3 ("Legal Proceedings") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the corporation's ability to achieve its stated goals are the following: (i) the effect on future revenues and expenses of the corporation's December 1998 voluntary recall of certain packaged meat products and the governmental investigations and litigation arising therefrom; (ii) the corporation's ability to realize forecasted savings, as well as improvements in productivity and efficiency, from its restructuring and other programs; (iii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the corporation's products; (iv) fluctuations in the cost and availability of various raw materials; (v) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (vi) the corporation's ability to successfully integrate acquisitions into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; and (vii) the corporation's ability, and its suppliers' and customers' ability, to adequately address the "Year 2000" computer issue. In addition, the corporation's results may also be affected by general factors, such as economic conditions, political developments, currency exchange rates, including the impact of the conversion to the euro currency, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the corporation in markets where it competes.

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

    FOREIGN EXCHANGE The corporation uses primarily foreign currency forward contracts to hedge its exposure from adverse changes in foreign exchange rates. The corporation's exposure to foreign exchange rates exists primarily with the European euro, Mexican peso, Canadian dollar and British pound against the U.S. dollar. Hedging is accomplished through the use of financial instruments as the gain or loss on the hedging instrument offsets the gain or loss on an asset, liability or a basis adjustment to a firm commitment. Hedging of anticipated transactions is accomplished with financial instruments as the gain or loss on the hedge occurs on or near the maturity date of the anticipated transactions.

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

    COMMODITIES The corporation is a purchaser of certain commodities such as beef, pork, coffee, wheat, corn, butter, soybean and corn oils, and sugar. The corporation generally buys these commodities based upon market prices that are established with the vendor as part of the purchase process. The corporation does not use significant levels of commodity financial instruments to hedge commodity prices due to a high correlation between the commodity cost and the ultimate selling price of the corporation's products.

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

                                                                                 TIME       CONFIDENCE
                                                       AMOUNTS      AVERAGE    INTERVAL        LEVEL
                                                     -----------  -----------  ---------  ---------------
                                                                    (DOLLARS IN MILLIONS)
VALUE AT RISK AMOUNTS
Interest rates.....................................   $     6.2    $     6.0     1 day              95%
Foreign exchange...................................         9.3         11.6     1 day              95

    SENSITIVITY ANALYSIS For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation's commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the underlying exposure. At year-end, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $6.2 million. This amount is not significant compared with the earnings and equity of the corporation.

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

                           AGE AT                                                  FIRST
                         OCTOBER 28,                                             ELECTED AN
         NAME               1999              OFFICES AND POSITIONS HELD          OFFICER
-----------------------  -----------   ----------------------------------------  ----------
John H. Bryan..........      63        Chairman of the Board, Chief Executive      3/28/74
                                       Officer and Director
C. Steven McMillan.....      53        President, Chief Operating Officer and      3/31/83
                                       Director
Judith A. Sprieser.....      46        Executive Vice President, Chief             11/1/94
                                       Financial Officer and Director
Frank L. Meysman.......      47        Executive Vice President and Director       6/26/92
James R. Carlson.......      57        Senior Vice President                       1/29/88
Gary C. Grom...........      52        Senior Vice President -- Human Resources   10/25/90
Paul J. Lustig.........      49        Senior Vice President                        7/1/93
Roderick A. Palmore....      47        Senior Vice President, General Counsel      3/28/96
                                       and Secretary
Mark J. McCarville.....      53        Senior Vice President -- Corporate          6/24/82
                                       Development

------------

    There are no family relationships between any of the above-named executive officers.

    Each of the executive officers listed above has served Sara Lee or its subsidiaries in various executive capacities for the past five years except Roderick A. Palmore. Before joining Sara Lee in 1996, Mr. Palmore was a partner in the Chicago office of the law firm of Sonnenschein, Nath & Rosenthal.

    For information with respect to the directors of Sara Lee, see "Election of Directors" contained in the Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth in the Proxy Statement under the captions "Director Compensation" and "Executive Compensation" is incorporated herein by reference; provided, however, that the Report of the Compensation and Employee Benefits Committee on Executive Compensation and the Performance Graph contained in the Proxy Statement are not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    (a) No person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known by Sara Lee to beneficially own more than 5% of any class of Sara Lee's voting securities. As of September 1, 1999, State Street Bank & Trust Company of Boston, as trustee ("Trustee") of the Sara Lee Corporation Employee Stock Ownership Plan ("ESOP"), held in trust 3,563,449 shares (100% of the outstanding shares) of Sara Lee's Employee Stock Ownership Plan Convertible Preferred Stock ("ESOP Stock"), of which 1,522,715 shares (43%) were allocated to participant accounts and 2,040,735 shares (57%) were unallocated shares. Each ESOP participant is entitled to direct the Trustee how to vote the shares allocated to such participant's account, as well as a proportionate share of unallocated or unvoted shares. The ESOP Stock votes as a class with the common stock and each share of ESOP Stock is entitled to 10.264 votes. Each share of ESOP Stock is convertible into eight shares of Sara Lee common stock.

    (b) Security ownership by management as contained in the Proxy Statement under the caption "Sara Lee Stock Ownership by Directors and Executive Officers" is incorporated herein by reference.

    (c) There are no arrangements known to Sara Lee the operation of which may at a subsequent date result in a change in control of Sara Lee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    During fiscal 1999, Sara Lee paid fees for legal services performed by the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., of which Vernon E. Jordan, Jr. is a senior partner. Mr. Jordan served as a director of Sara Lee during the 1999 fiscal year. The information set forth in the Proxy Statement under the caption "Executive Compensation--Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                            PAGE
                                                                            ----
(a) 1.  FINANCIAL STATEMENTS
      Report of Independent Public Accountants............................   F-1

      Consolidated Statements of Income -- Years ended June 28, 1997, June
       27, 1998 and July 3, 1999..........................................   F-4

      Consolidated Balance Sheets -- June 28, 1997, June 27, 1998 and July
       3, 1999............................................................   F-5

      Consolidated Statements of Common Stockholders' Equity -- For the
       period June 29, 1996 to July 3, 1999...............................   F-7

      Consolidated Statements of Cash Flows -- Years ended June 28, 1997,
       June 27, 1998 and July 3, 1999.....................................   F-8

      Notes to Financial Statements.......................................   F-9

                                                                            PAGE
                                                                            ----

    2.  FINANCIAL STATEMENT SCHEDULES

       Report of Independent Public Accountants...........................  F-31

       Schedule II -- Valuation and Qualifying Accounts...................  F-32

3.  EXHIBITS

                                                                       INCORPORATION BY REFERENCE
                                                                       --------------------------------------------------

    (3a)      1.   Charter                                             Exhibit 4.1 to Registration Statement No. 33-35760
                                                                       on Form S-8 dated July 6, 1990, Exhibit 4.2 to
                                                                       Registration Statement No. 33-37575 on Form S-8
                                                                       dated November 1, 1990 and Exhibit 3(a) to Report
                                                                       on Form 10-K for Fiscal Year ended July 2, 1994.

             2.    Articles of Amendment to Charter

             3.    Articles Supplementary

    (3b)           Bylaws                                              Exhibit 3(b) to Report on Form 10-K for Fiscal
                                                                       Year ended June 29, 1996

    (4)            Stockholder Rights Agreement, dated as of March     Exhibit 4.1 to Report on Form 8-K dated May 15,
                   26, 1998 between Sara Lee Corporation and First     1998
                   Chicago Trust Company of New York, as rights
                   agent.

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

    (10)            *1. 1979 Stock Option Plan, as amended             Exhibit 10(1) to Report on Form 10-K for Fiscal
                                                                       Year ended July 1, 1995

                    *2. 1981 Stock Option Plan, as amended             Exhibit 10(11) to Report on Form 10-K for Fiscal
                                                                       Year ended July 1, 1989

                    *3. 1988 Non-Qualified Stock Option Plan, as       Exhibit 10(3) to Report on Form 10-K for Fiscal
                       amended                                         Year ended July 1, 1995

                    *4. 1989 Incentive Stock Plan, as amended          Exhibit 10(4) to Report on Form 10-K for Fiscal
                                                                       Year ended June 28, 1997

                    *5. Supplemental Benefit Plan, as amended          Exhibit 10(5) to Report on Form 10-K for Fiscal
                                                                       Year ended June 28, 1997

                    *6. Performance-Based Annual Incentive Plan        Exhibit A to Proxy Statement dated September 20,
                                                                       1995

                    *7. 1995 Long-Term Incentive Stock Plan, as        Exhibit 10(16) to Report on Form 10-K for Fiscal
                       amended                                         Year ended June 28, 1997

                    *8. 1995 Non-Employee Director Stock Plan, as
                       amended

                    *9. 1998 Long-Term Incentive Stock Plan            Exhibit A to Proxy Statement dated September 21,
                                                                       1998

                   *10. 1999 Non-Employee Director Stock Plan          Exhibit A to Proxy Statement dated September 20,
                                                                       1999

                                                                       INCORPORATION BY REFERENCE
                                                                       --------------------------------------------------
                   *11. Non-Qualified Deferred Compensation Plan for   Exhibit 10(19) to Report on Form 10-K for Fiscal
                       Outside Directors, as amended                   Year ended June 27, 1999

                   *12. Executive Deferred Compensation Plan

                   *13. FY 1997-99 Long Term Performance Incentive     Exhibit 10(21) to Report on Form 10-K for Fiscal
                       Plan                                            Year ended June 29, 1996

                   *14. FY 1998-00 Long Term Performance Incentive     Exhibit 10(22) to Report on Form 10-K for Fiscal
                       Plan                                            Year ended June 27, 1998

                   *15. FY 1999-01 Long Term Performance Incentive
                       Plan

                   *16. Non-Qualified Estate Builder Deferred          Exhibit 10(17) to Report on Form 10-K for Fiscal
                       Compensation Plan                               Year ended June 29, 1985

                   *17. Severance Policy for Corporate Officers, as    Exhibit 10(23) to Report on Form 10-K for Fiscal
                       amended                                         Year ended June 28, 1997

                   *18. Employment Agreement, dated January 1, 1996,   Exhibit 10(24) to Report on Form 10-K for Fiscal
                       between Sara Lee Corporation and Frank L.       Year ended June 28, 1997
                       Meysman

                   *19. Employment Agreement, dated January 1, 1996,   Exhibit 10(25) to Report on Form 10-K for Fiscal
                       between Sara Lee/DE N.V. and Frank L. Meysman   Year ended June 28, 1997
                       and attachments (translated from Dutch)

                   *20. Restricted Share Unit Agreement dated April    Exhibit 10(27) to Report on Form 10-K for Fiscal
                       29, 1998 between Sara Lee Corporation and       Year ended June 27, 1998
                       Frank L. Meysman

    (12)            1. Computation of Ratio of Earnings to Fixed
                       Charges

                    2. Computation of Ratio of Earnings to Fixed
                       Charges and Preferred Stock Dividend
                       Requirements

    (21)           List of Subsidiaries

    (23)           Consent of Arthur Andersen LLP

    (24)           Powers of Attorney

    (27)           Financial Data Schedules

(b)    REPORTS ON FORM 8-K        None.

------------

*Management compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sara Lee Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 1999

                                SARA LEE CORPORATION

                                By:           /s/ RODERICK A. PALMORE
                                     -----------------------------------------
                                                Roderick A. Palmore
                                       SENIOR VICE PRESIDENT, GENERAL COUNSEL
                                                   AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 28, 1999.

          SIGNATURE                      CAPACITY
------------------------------  --------------------------


      /s/ JOHN H. BRYAN         Chairman of the Board,
------------------------------    Chief Executive Officer
        John H. Bryan             and Director

    /s/ C. STEVEN MCMILLAN
------------------------------  President, Chief Operating
      C. Steven McMillan          Officer and Director

     /s/ FRANK L. MEYSMAN
------------------------------  Executive Vice President
       Frank L. Meysman           and Director

    /s/ JUDITH A. SPRIESER      Executive Vice President,
------------------------------    Chief Financial Officer
      Judith A. Sprieser          and Director

    /s/ WAYNE R. SZYPULSKI
------------------------------  Vice President and
      Wayne R. Szypulski          Controller

              *
------------------------------  Director
       Paul A. Allaire

------------------------------  Director
   Frans H.J.J. Andriessen

              *
------------------------------  Director
       Duane L. Burnham

              *
------------------------------  Director
       Charles W. Coker

          SIGNATURE                      CAPACITY
------------------------------  --------------------------

              *
------------------------------  Director
        James S. Crown

              *
------------------------------  Director
       Willie D. Davis

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

              *
------------------------------  Director
        Joan D. Manley

              *
------------------------------  Director
      Rozanne L. Ridgway

              *
------------------------------  Director
      Richard L. Thomas

              *
------------------------------  Director
        John D. Zeglis

------------

* By Roderick A. Palmore as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

                                By:           /s/ RODERICK A. PALMORE
                                     -----------------------------------------
                                                Roderick A. Palmore
                                                AS ATTORNEY-IN-FACT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
  SARA LEE CORPORATION:

    We have audited the accompanying consolidated balance sheets of SARA LEE CORPORATION (a Maryland corporation) AND SUBSIDIARIES as of July 3, 1999, June 27, 1998 and June 28, 1997 and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended July 3, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sara Lee Corporation and Subsidiaries as of July 3, 1999, June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1999, in conformity with generally accepted accounting principles.

                                          /s/  Arthur Andersen LLP

Chicago, Illinois
August 2, 1999

                     SARA LEE CORPORATION AND SUBSIDIARIES
                               FINANCIAL SUMMARY
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                 COMPOUND               YEARS ENDED
                                                                               GROWTH RATE         ----------------------
                                                                         ------------------------    JULY 3,    JUNE 27,
                                                                           5 YEARS     10 YEARS    1999(1)(4)    1998(2)
                                                                         -----------  -----------  -----------  ---------
RESULTS OF OPERATIONS
Net sales..............................................................         5.2%         5.5%   $  20,012   $  20,011
Operating income (loss)................................................        26.0          9.0        2,009         (97)
Income (loss) before income taxes......................................        33.9         10.1        1,671        (443)
Net income (loss)......................................................        43.1         11.2        1,191        (523)
Effective tax rate.....................................................          --           --         28.7%       18.0%
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets...........................................................        (2.0)%        4.9%   $  10,521   $  10,989
Total debt.............................................................         3.5          6.6        3,395       3,077
Operating cash flow to average total debt(7)...........................          --           --         43.4%       56.8%
Return on invested capital(8)..........................................          --           --         21.3%       17.5%
-------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE(9)
Net income (loss) -- basic.............................................        48.7%        11.5%   $    1.31        (.57)
  Average shares outstanding (in millions).............................        (1.1)         0.1          903         939
Net income (loss) -- diluted...........................................        47.6         11.1         1.26        (.57)
  Average shares outstanding (in millions).............................        (1.1)         0.4          944         939
Dividends(10)..........................................................         9.4         11.0          .49         .45
Book value at year-end.................................................       (16.2)        (3.8)        1.43        1.97
Market value at year-end...............................................        16.9         12.8        22.50       28.31
-------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Cash flow
    -- Net cash from operating activities..............................        13.8%        12.5%   $   1,603   $   1,935
    -- Net cash used in investment activities..........................        27.2         16.2         (192)       (275)
    -- Net cash (used in) from financing activities....................          NM           NM       (1,395)     (1,650)
Depreciation...........................................................        (2.4)         5.5          367         427
Amortization of intangibles
    -- Goodwill........................................................         6.6         11.9          147         149
    -- Trademarks and other............................................        (3.9)         8.2           39          42
    -- Goodwill, net of tax............................................         5.1         11.0          135         143
Capital expenditures...................................................        (3.2)        (0.1)         535         474
Media advertising expense..............................................         2.2          3.2          414         401
Total advertising and promotion expense................................         6.1          8.1        2,012       1,972
Common stockholders of record..........................................          --           --       83,300      85,100
Number of employees....................................................          --           --      138,200     139,100
-------------------------------------------------------------------------------------------------------------------------

(1) In 1999, the gain on the sale of the tobacco business of $137 net of the product recall charge of $76 increased income before income taxes by $61 and net income by $47.

(2) In 1998, a restructuring provision reduced operating income and income before income taxes by $2,040 and net income by $1,625.

(3) In 1994, a restructuring provision reduced operating income and income before income taxes by $732 and net income by $495. In addition, in 1994, the cumulative effect of adopting a mandated change in the method of accounting for income taxes reduced net income by $35.

(4) 53-week year.

(5) Fiscal 1992 income before income taxes includes a $412 gain on sale of business offset by a $190 restructuring provision. These transactions increased net income by $140.

(6) Fiscal 1989 income before income taxes includes an $87 gain on sales of businesses offset by a $55 restructuring provision. These transactions increased net income by $11.

(7) Average total debt includes total balance sheet debt, imputed lease liabilities and auction preferred stock.

(8) Excludes unusual items.

(9) Restated for the 2-for-1 stock splits in fiscal 1999, 1993 and 1990.

(10) Fiscal 1992 includes a $.06 special dividend.

NM = not meaningful

    THE NOTES TO FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE
                               FINANCIAL SUMMARY.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                               FINANCIAL SUMMARY
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED
                                          ----------------------------------------------------------------------------------------
                                          JUNE 28,  JUNE 29,  JULY 1,   JULY 2,   JULY 3,   JUNE 27,  JUNE 29,  JUNE 30,  JULY 1,
                                            1997      1996      1995    1994(3)   1993(4)   1992(5)     1991      1990    1989(6)
                                          --------  --------  --------  --------  --------  --------  --------  --------  --------
RESULTS OF OPERATIONS
Net sales...............................  $ 19,734  $ 18,624  $ 17,719  $ 15,536  $ 14,580  $ 13,243  $ 12,381  $ 11,606  $ 11,718
Operating income (loss).................     1,905     1,793     1,596       632     1,307     1,207     1,085       938       847
Income (loss) before income taxes.......     1,484     1,378     1,219       389     1,082     1,174       830       713       639
Net income (loss).......................     1,009       916       804       199       704       761       535       470       410
Effective tax rate......................      32.0%     33.5%     34.1%     39.9%     34.9%     35.2%     35.5%     34.1%     35.8%
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets............................  $ 12,953  $ 12,602  $ 12,431  $ 11,665  $ 10,862  $  9,989  $  8,122  $  7,636  $  6,523
Total debt..............................     2,664     2,296     2,597     2,859     2,433     1,780     1,772     1,866     1,799
Operating cash flow to average total
  debt(7)...............................      49.3%     41.4%     40.6%     25.8%     31.7%     42.1%     37.3%     25.6%     27.9%
Return on invested capital(8)...........      16.0%     15.0%     14.6%     12.6%     12.7%     13.3%     13.8%     14.3%     15.3%
----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE(9)
Net income (loss) -- basic..............  $   1.02  $    .92  $    .81  $    .18  $    .71  $    .78  $    .54  $    .48  $    .44
  Average shares outstanding (in
    millions)...........................       959       963       955       955       963       941       921       914       897
Net income (loss) -- diluted............       .99       .89       .79       .18       .68       .75       .53       .47       .44
  Average shares outstanding (in
    millions)...........................     1,004     1,007       996       997     1,011       992       971       959       907
Dividends(10)...........................       .41       .37       .34       .31       .28       .31       .23       .20       .17
Book value at year-end..................      4.46      4.45      4.10      3.46      3.66      3.53      2.74      2.49      2.11
Market value at year-end................     21.03     16.25     14.25     10.31     12.13     12.41     10.09      7.28      6.74
----------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Cash flow
    -- Net cash from operating
      activities........................  $  1,552  $  1,304  $  1,373  $    839  $    850  $    976  $    875  $    582  $    493
    -- Net cash used in investment
      activities........................    (1,042)     (693)     (517)     (937)     (967)     (381)     (652)     (674)   (1,120)
    -- Net cash (used in) from financing
        activities......................      (468)     (555)     (853)      (42)      248      (532)     (269)      133       573
Depreciation............................       483       454       436       414       383       354       302       268       215
Amortization of intangibles
    -- Goodwill.........................       159       133       123       106       103        91        73        65        48
    -- Trademarks and other.............        38        47        47        48        36        27        19        18        17
    -- Goodwill, net of tax.............       153       130       122       106       103        91        73        65        48
Capital expenditures....................       547       542       480       628       728       509       522       595       541
Media advertising expense...............       414       444       422       371       392       325       288       313       303
Total advertising and promotion
  expense...............................     1,937     1,838     1,675     1,498     1,455     1,294     1,067     1,013       925
Common stockholders of record...........    88,800    91,300    93,400    95,600    88,100    75,400    69,400    64,800    56,500
Number of employees.....................   141,000   135,300   149,100   145,900   138,000   128,000   113,400   107,800   101,800
----------------------------------------------------------------------------------------------------------------------------------

(1) In 1999, the gain on the sale of the tobacco business of $137 net of the product recall charge of $76 increased income before income taxes by $61 and net income by $47.

(2) In 1998, a restructuring provision reduced operating income and income before income taxes by $2,040 and net income by $1,625.

(3) In 1994, a restructuring provision reduced operating income and income before income taxes by $732 and net income by $495. In addition, in 1994, the cumulative effect of adopting a mandated change in the method of accounting for income taxes reduced net income by $35.

(4) 53-week year.

(5) Fiscal 1992 income before income taxes includes a $412 gain on sale of business offset by a $190 restructuring provision. These transactions increased net income by $140.

(6) Fiscal 1989 income before income taxes includes an $87 gain on sales of businesses offset by a $55 restructuring provision. These transactions increased net income by $11.

(7) Average total debt includes total balance sheet debt, imputed lease liabilities and auction preferred stock.

(8) Excludes unusual items.

(9) Restated for the 2-for-1 stock splits in fiscal 1999, 1993 and 1990.

(10) Fiscal 1992 includes a $.06 special dividend.

NM = not meaningful

    THE NOTES TO FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE
                               FINANCIAL SUMMARY.

                     SARA LEE CORPORATION AND SUBSIDIAIRIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                          YEARS ENDED
                                                                                -------------------------------
                                                                                 JULY 3,   JUNE 27,   JUNE 28,
                                                                                  1999       1998       1997
                                                                                ---------  ---------  ---------
NET SALES.....................................................................  $  20,012  $  20,011  $  19,734
                                                                                ---------  ---------  ---------
Cost of sales.................................................................     12,208     12,331     12,267
Selling, general and administrative expenses..................................      6,053      5,907      5,824
Interest expense..............................................................        237        224        202
Interest income...............................................................        (96)       (48)       (43)
Unusual items
  Product recall..............................................................         76         --         --
  Gain on sale of business....................................................       (137)        --         --
  Restructuring charge........................................................         --      2,040         --
                                                                                ---------  ---------  ---------
                                                                                   18,341     20,454     18,250
                                                                                ---------  ---------  ---------
Income (loss) before income taxes.............................................      1,671       (443)     1,484
Income taxes..................................................................        480         80        475
                                                                                ---------  ---------  ---------
NET INCOME (LOSS).............................................................      1,191       (523)     1,009
Preferred dividends, net of tax...............................................        (12)       (14)       (26)
                                                                                ---------  ---------  ---------
Net income (loss) available for common stockholders...........................  $   1,179  $    (537) $     983
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
NET INCOME (LOSS) PER COMMON SHARE -- BASIC...................................  $    1.31  $    (.57) $    1.02
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Average shares outstanding..................................................        903        939        959
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
NET INCOME (LOSS) PER COMMON SHARE -- DILUTED.................................  $    1.26  $    (.57) $     .99
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Average shares outstanding..................................................        944        939      1,004
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                JULY 3,   JUNE 27,   JUNE 28,
                                                                                 1999       1998       1997
                                                                               ---------  ---------  ---------
ASSETS
Cash and equivalents.........................................................  $     279  $     273  $     272
Trade accounts receivable, less allowances of $201 in 1999, and $205 in 1998
  and 1997...................................................................      1,744      1,800      1,841
Inventories
  Finished goods.............................................................      1,710      1,809      1,803
  Work in process............................................................        470        443        497
  Materials and supplies.....................................................        463        630        673
                                                                               ---------  ---------  ---------
                                                                                   2,643      2,882      2,973
Other current assets.........................................................        321        265        305
                                                                               ---------  ---------  ---------
Total current assets.........................................................      4,987      5,220      5,391
                                                                               ---------  ---------  ---------
Trademarks and other assets..................................................        533        501        536
Property
  Land.......................................................................        103        126        126
  Buildings and improvements.................................................      1,762      1,895      2,008
  Machinery and equipment....................................................      2,845      2,742      3,777
  Construction in progress...................................................        261        184        293
                                                                               ---------  ---------  ---------
                                                                                   4,971      4,947      6,204
  Accumulated depreciation...................................................      2,802      2,857      3,125
                                                                               ---------  ---------  ---------
Property, net................................................................      2,169      2,090      3,079
Intangible assets, net.......................................................      2,832      3,178      3,947
                                                                               ---------  ---------  ---------
                                                                               $  10,521  $  10,989  $  12,953
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                BALANCE SHEETS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                  JULY 3,   JUNE 27,   JUNE 28,
                                                                                   1999       1998       1997
                                                                                 ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable..................................................................  $   1,167  $     586  $     476
Accounts payable...............................................................      1,782      2,003      1,703
Accrued liabilities
  Payroll and employee benefits................................................        811        684        701
  Advertising and promotion....................................................        388        338        337
  Taxes other than payroll and income..........................................         91        223        189
  Income taxes.................................................................         45        159        119
  Other........................................................................      1,333      1,519      1,236
Current maturities of long-term debt...........................................        336        221        255
                                                                                 ---------  ---------  ---------
Total current liabilities......................................................      5,953      5,733      5,016
                                                                                 ---------  ---------  ---------
Long-term debt.................................................................      1,892      2,270      1,933
Deferred income taxes..........................................................         62         22        416
Other liabilities..............................................................        702        538        543
Minority interest in subsidiaries..............................................        613        560        523
Preferred stock (authorized 13,500,000 shares; no par value)
  Auction: Issued and outstanding -- 2,000 shares in 1997, redeemable at
    $100,000 per share.........................................................         --         --        200
  ESOP convertible: Issued and outstanding -- 3,654,073 shares in 1999,
    4,208,297 shares in 1998 and 4,328,597 shares in 1997......................        265        305        314
  Unearned deferred compensation...............................................       (232)      (255)      (272)
Common stockholders' equity
  Common stock: (authorized 1,200,000,000 shares; $.01 par value) Issued and outstanding -- 883,782,525 shares in 1999, 460,664,857 shares in 1998 and
    480,277,317 shares in 1997.................................................          9        614        640
  Capital surplus..............................................................        106         --         --
  Retained earnings............................................................      2,162      2,036      4,274
  Accumulated other comprehensive loss.........................................     (1,006)      (784)      (618)
  Unearned restricted stock issued for future services.........................         (5)       (50)       (16)
                                                                                 ---------  ---------  ---------
Total common stockholders' equity..............................................      1,266      1,816      4,280
                                                                                 ---------  ---------  ---------
                                                                                 $  10,521  $  10,989  $  12,953
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                                                                    ACCUMULATED
                                                                                     UNEARNED          OTHER
                                                   COMMON    CAPITAL    RETAINED    RESTRICTED     COMPREHENSIVE     COMPREHENSIVE
                                        TOTAL      STOCK     SURPLUS    EARNINGS      STOCK        INCOME (LOSS)     INCOME (LOSS)
                                       --------   --------   --------   --------   ------------   ---------------   ---------------
BALANCES AT JUNE 29, 1996............. $  4,320   $   646    $   141    $ 3,783    $       (23)   $         (227)
Net income............................    1,009        --         --      1,009             --                --    $        1,009
Translation adjustments, net of tax of
  $(108)..............................     (391)       --         --         --             --              (391)             (391)
                                                                                                                            ------
Comprehensive income..................                                                                              $          618
                                                                                                                            ------
                                                                                                                            ------
Cash dividends........................     (430)       --         --       (430)            --                --
Stock issuances
  Business acquisitions...............       18         1         17         --             --                --
  Stock option and benefit plans......       93         6         87         --             --                --
  Restricted stock, less amortization
    of $19............................       19        --         13         --              6                --
Tax benefit related to incentive stock
  options.............................       12        --         12         --             --                --
Reacquired shares.....................     (393)      (14)      (281)       (98)            --                --
ESOP tax benefit......................       10        --         --         10             --                --
ESOP share redemption.................       10         1          9         --             --                --
Other.................................        3        --          2         --              1                --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 28, 1997.............    4,280       640         --      4,274            (16)             (618)
Net loss..............................     (523)       --         --       (523)            --                --    $         (523)
Translation adjustments, net of tax of
  $19.................................     (166)       --         --         --             --              (166)             (166)
                                                                                                                            ------
Comprehensive loss....................                                                                              $         (689)
                                                                                                                            ------
                                                                                                                            ------
Cash dividends........................     (447)       --         --       (447)            --                --
Stock issuances
  Business acquisitions...............       10        --         10         --             --                --
  Stock option and benefit plans......       86         8         78         --             --                --
  Restricted stock, less amortization
    of $42............................       34         1         67         --            (34)               --
Tax benefit related to incentive stock
  options.............................       20        --         20         --             --                --
Reacquired shares.....................   (1,500)      (36)      (186)    (1,278)            --                --
ESOP tax benefit......................       10        --         --         10             --                --
ESOP share redemption.................        9         1          8         --             --                --
Other.................................        3        --          3         --             --                --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 27, 1998.............    1,816       614         --      2,036            (50)             (784)
Net income............................    1,191        --         --      1,191             --                --    $        1,191
Translation adjustments, net of tax of
  $(51)...............................     (161)       --         --         --             --              (161)             (161)
Unrealized gains on securities........        1        --         --         --             --                 1                 1
Minimum pension liability, net of tax
  of $32..............................      (62)       --         --         --             --               (62)              (62)
                                                                                                                            ------
Comprehensive income..................                                                                              $          969
                                                                                                                            ------
                                                                                                                            ------
Cash dividends........................     (464)       --         --       (464)            --                --
Stock issuances (cancelations)
  Business acquisitions...............        9        --          9         --             --                --
  Stock option and benefit plans......      111         4        107         --             --                --
  Restricted stock, less amortization
    of $28............................      (15)       --        (60)        --             45                --
Tax benefit related to incentive stock
  options.............................       66        --         66         --             --                --
Reacquired shares.....................   (1,279)      (13)    (1,266)        --             --                --
Two-for-one stock split...............       --       609         --       (609)            --                --
Par value change......................       --    (1,208)     1,208         --             --                --
ESOP tax benefit......................        8        --         --          8             --                --
ESOP share redemption.................       40         3         37         --             --                --
Other.................................        5        --          5         --             --                --
                                       --------   --------   --------   --------           ---           -------
BALANCES AT JULY 3, 1999.............. $  1,266   $     9    $   106    $ 2,162    $        (5)   $       (1,006)
                                       --------   --------   --------   --------           ---           -------
                                       --------   --------   --------   --------           ---           -------

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                        YEARS ENDED
                                                                            -----------------------------------
                                                                             JULY 3,    JUNE 27,     JUNE 28,
                                                                              1999        1998         1997
                                                                            ---------  -----------  -----------
OPERATING ACTIVITIES
Net income (loss).........................................................  $   1,191   $    (523)   $   1,009
Adjustments for noncash charges included in net income (loss)
  Depreciation............................................................        367         427          483
  Amortization of intangibles.............................................        186         191          197
  Product recall charge...................................................         76          --           --
  Gain on sale of business................................................       (137)         --           --
  Restructuring charge....................................................         --       2,040           --
  Increase (decrease) in deferred taxes...................................         34        (405)          40
  Other noncash credits, net..............................................        (35)         (5)         (56)
  Changes in current assets and liabilities, net of businesses acquired and sold
    (Increase) decrease in trade accounts receivable......................        (31)          6          (66)
    Decrease (increase) in inventories....................................        108         (27)        (129)
    (Increase) decrease in other current assets...........................        (62)         34           17
    (Decrease) increase in accounts payable...............................        (62)         20           59
    (Decrease) increase in accrued liabilities............................        (32)        177           (2)
                                                                            ---------  -----------  -----------
  Net cash from operating activities......................................      1,603       1,935        1,552
                                                                            ---------  -----------  -----------
INVESTMENT ACTIVITIES
Purchases of property and equipment.......................................       (535)       (474)        (547)
Acquisitions of businesses................................................       (234)       (393)        (674)
Dispositions of investments and businesses................................        412         451          114
Sales of property.........................................................        158         140           59
Other.....................................................................          7           1            6
                                                                            ---------  -----------  -----------
  Net cash used in investment activities..................................       (192)       (275)      (1,042)
                                                                            ---------  -----------  -----------
FINANCING ACTIVITIES
Issuances of common stock.................................................        111          86           93
Purchases of common stock.................................................     (1,279)     (1,500)        (393)
Redemption of preferred stock.............................................         --        (200)        (100)
Issuance of equity securities by subsidiary...............................         50          --           --
Borrowings of long-term debt..............................................         20         594          495
Repayments of long-term debt..............................................       (284)       (296)        (252)
Short-term borrowings, net................................................        451         113          119
Payments of dividends.....................................................       (464)       (447)        (430)
                                                                            ---------  -----------  -----------
  Net cash used in financing activities...................................     (1,395)     (1,650)        (468)
                                                                            ---------  -----------  -----------
Effect of changes in foreign exchange rates on cash.......................        (10)         (9)         (13)
                                                                            ---------  -----------  -----------
Increase in cash and equivalents..........................................          6           1           29
Cash and equivalents at beginning of year.................................        273         272          243
                                                                            ---------  -----------  -----------
Cash and equivalents at end of year.......................................  $     279   $     273    $     272
                                                                            ---------  -----------  -----------
                                                                            ---------  -----------  -----------

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

FISCAL YEAR

    The corporation's fiscal year ends on the Saturday closest to June 30. Fiscal year 1999 is a 53-week year, while fiscal 1998 and 1997 were 52-week years. Unless otherwise stated, references to years relate to fiscal years.

INTANGIBLE ASSETS

    The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit, which range from 10 years to 40 years. Accumulated amortization of intangible assets amounted to $919 at July 3, 1999, $861 at June 27, 1998 and $896 at June 28, 1997.

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

INVENTORY VALUATION

    Inventories are valued at the lower of cost (in 1999, approximately 19% at last-in, first-out [LIFO] and the remainder at first-in, first-out [FIFO]) or market. Inventories recorded at LIFO were approximately $9 at July 3, 1999, $8 at June 27, 1998 and $32 at June 28, 1997, lower than if they had been valued at FIFO. Inventory cost includes material and conversion costs.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

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

    Forward contracts that hedge the currency exposure on non-permanent intercompany loans are also accounted for using hedge accounting if the contract meets the risk reduction and correlation criteria, as measured on a currency-by-currency basis. Under hedge accounting, these contracts are valued at current spot rates on a monthly basis, and the change in value is recognized currently and included, along with any amortization of forward points over the life of the contract, in selling, general and administrative expenses. Any foreign exchange gain or loss on the underlying intercompany loan is also included in selling, general

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

and administrative expenses. Changes in the value of forward contracts related to anticipated purchases and sales are marked to market through selling, general and administrative expenses on a monthly basis.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                  COMMON STOCK

    Changes in outstanding common shares for the past three years were:

                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
                                                                    (SHARES IN THOUSANDS)
Beginning balances...........................................    460,665    480,277    485,055
Stock issuances (cancelations):
  Stock option and benefit plans.............................      6,431      6,008      4,566
  Business acquisitions......................................        257        176        549
  Restricted stock plans.....................................     (2,431)       833         88
Two-for-one stock split......................................    456,628         --         --
Stock purchased..............................................    (40,582)   (27,174)   (10,609)
ESOP share redemption........................................      2,694        462        560
Other........................................................        121         83         68
                                                               ---------  ---------  ---------
Ending balances..............................................    883,783    460,665    480,277
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Effective December 1, 1998, the corporation declared a two-for-one stock split in the form of a 100% stock dividend. Common stock dividends and per share amounts declared were $444 and $.49 in 1999, $423 and $.45 in 1998, and $394 and $.41 in 1997, respectively.

    In October 1998, the stockholders of the corporation approved an amendment to the corporation's charter to reduce the par value of each share of common stock from $1.33 to $.01.

                            STOCK-BASED COMPENSATION

    The corporation has various stock option, employee stock purchase and stock award plans.

STOCK OPTIONS

    The exercise price of each stock option equals 100% of the market price of the corporation's stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over three years. During 1998, the corporation instituted a broad-based stock option incentive program that granted approximately 10 million options to essentially all full-time employees.

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                   1999       1998       1997
                                                 ---------  ---------  ---------
Expected lives.................................  3.2 years  3.6 years  2.9 years
Risk-free interest rate........................    5.1%       6.0%       6.1%
Expected volatility............................    25.0%      22.4%      22.9%
Dividend yield.................................    1.9%       2.0%       2.2%

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    A summary of the changes in the corporation's option plans during the years ended July 3, 1999, June 27, 1998 and June 28, 1997 is presented below:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                                 SHARES      PRICE
                                                                ---------   --------
                                                                     (SHARES IN
                                                                     THOUSANDS)
Outstanding at June 29, 1996..................................     34,852    $12.93
  Granted.....................................................     16,657     17.15
  Exercised...................................................    (11,887)    13.43
  Canceled/Expired............................................     (1,120)    13.90
                                                                ---------   --------
Outstanding at June 28, 1997..................................     38,502     14.57
  Granted.....................................................     42,282     22.30
  Exercised...................................................    (18,176)    15.17
  Canceled/Expired............................................     (1,510)    18.68
                                                                ---------   --------
Outstanding at June 27, 1998..................................     61,098     19.64
  Granted.....................................................     17,172     25.56
  Exercised...................................................    (13,085)    17.63
  Canceled/Expired............................................     (2,982)    21.71
                                                                ---------   --------
Outstanding at July 3, 1999...................................     62,203    $21.52
                                                                ---------   --------
                                                                ---------   --------

    The following table summarizes information about stock options outstanding at July 3, 1999:

                                                                       OPTIONS OUTSTANDING
                                                              --------------------------------------    OPTIONS EXERCISABLE
                                                                               WEIGHTED                ----------------------
                                                                NUMBER         AVERAGE      WEIGHTED     NUMBER      WEIGHTED
                                                              OUTSTANDING     REMAINING     AVERAGE    EXERCISABLE   AVERAGE
                                                              AT JULY 3,     CONTRACTUAL    EXERCISE   AT JULY 3,    EXERCISE
RANGE OF EXERCISE PRICES                                         1999        LIFE (YRS.)     PRICE        1999        PRICE
------------------------------------------------------------  -----------   --------------  --------   -----------   --------
                                                                                   (SHARES IN THOUSANDS)
$ 6.47-$20.44...............................................    12,660               5.2     $14.76       9,958       $14.38
 20.45- 21.97...............................................    25,853               7.6      20.54       9,159        20.56
 21.98- 31.60...............................................    23,690               6.8      26.21      12,166        28.03
                                                              -----------   --------------  --------   -----------   --------
$ 6.47-$31.60...............................................    62,203               6.8     $21.52      31,283       $21.50
                                                              -----------   --------------  --------   -----------   --------
                                                              -----------   --------------  --------   -----------   --------

    At June 27, 1998 and June 28, 1997, the number of options exercisable were 21,985 and 19,227, respectively, with weighted average exercise prices of $18.52 and $13.69, respectively. Options available for future grant at the end of 1999, 1998 and 1997 were 49,937, 29,695 and 37,707, respectively. The weighted average fair value of individual options granted during 1999, 1998 and 1997 was $4.68, $4.28 and $2.88, respectively.

EMPLOYEE STOCK PURCHASE PLAN (ESPP)

    The ESPP permits full-time employees to purchase a limited number of shares of the corporation's common stock at 85% of market value. Under the plan, the corporation sold 2,275,606, 2,303,112 and 3,083,184 shares to employees in 1999, 1998 and 1997, respectively. Pro forma compensation expense is calculated for the fair value of the employees' purchase rights using the Black-Scholes model. Assumptions include an expected life of 1/4 of a year and weighted average risk-free interest rates of 4.6%, 5.2% and

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

5.1% in 1999, 1998 and 1997, respectively. Other underlying assumptions are consistent with those used for the corporation's stock option plans described above.

    Under APB 25, no compensation cost is recognized for stock options and replacement stock options under the various stock-based compensation plans and shares purchased under the ESPP. Had compensation cost for the corporation's grants for stock-based compensation been determined consistent with SFAS 123, the pro forma net income (loss) and per share net income (loss) for 1999, 1998 and 1997 would have been as follows:

                                                                                            1999       1998       1997
                                                                                          ---------  ---------  ---------
Net income (loss).......................................................................  $   1,118  $    (599) $     981
Net income (loss) per share -- basic....................................................       1.23       (.65)      1.00
Net income (loss) per share -- diluted..................................................       1.19       (.65)       .96

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996, and additional awards in future years are anticipated.

STOCK AWARDS

    Stock awards are restricted and subject to forfeiture until the corporation achieves certain financial goals. Performance goals typically extend over three years. All restricted stock awards entitle the participant to dividends that are escrowed until the participant receives the shares. The fair value of stock awards is accrued over the performance goal period.

                                PREFERRED STOCK

    The convertible preferred stock sold to the corporation's Employee Stock Ownership Plan (ESOP) is redeemable at the option of the corporation at any time after December 15, 2001. Each share is currently convertible into eight shares of the corporation's common stock and is entitled to 10.264 votes. This stock has a 7.5% annual dividend rate, payable semiannually, and has a liquidation value of $72.50 plus accrued but unpaid dividends. ESOP dividends and per share amounts declared were $20 and $5.4375 per share in 1999, $23 and $5.4375 per share in 1998, and $24 and $5.4375 per share in 1997, respectively. The purchase of the preferred stock by the ESOP was funded with notes guaranteed by the corporation. The loan is included in long-term debt and is offset in the corporation's Consolidated Balance Sheets under the caption Unearned Deferred Compensation. Each year, the corporation makes contributions that, with the dividends on the preferred stock held by the ESOP, will be used to pay loan interest and principal. Shares are allocated to participants based upon the ratio of the current year's debt service to the sum of the total principal and interest payments over the life of the loan. Plan expense is recognized in accordance with methods prescribed by the FASB.

    During 1999, the ESOP extended its debt service through a loan program from the corporation. As a result of this program, the allocation of preferred shares and the related recognition of compensation expense has been extended up to 2030. The ESOP loan reflected in long-term debt was not affected by this action.

    ESOP-related expenses amounted to less than $1 in 1999, $16 in 1998 and $13 in 1997. Payments to the ESOP were $45 in 1999, $45 in 1998 and $43 in 1997. Principal and interest payments by the ESOP amounted to $27 and $18 in 1999, $23 and $22 in 1998, and $19 and $24 in 1997, respectively.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The corporation has a Preferred Stock Purchase Rights Plan. The Rights are exercisable 10 days after certain events involving the acquisition of 15% or more of the corporation's outstanding common stock or the commencement of a tender or exchange offer for at least 15% of the common stock. Upon the occurrence of such an event, each Right, unless redeemed by the Board of Directors, entitles the holder to receive, upon exercise and payment of the exercise price, common stock with a value equal to twice the exercise price of the Right. The initial exercise price of a Right is $215, subject to adjustment. There are 6,000,000 shares of preferred stock reserved for issuance upon exercise of the Rights.

    During 1998, the corporation redeemed the remaining non-voting auction preferred stock. The shares were redeemed at face value, and no gain or loss was recognized. Auction preferred stock dividends and per share amounts declared were $1 and $458.00 per share in 1998 and $12 and $4,000.93 per share in 1997, respectively.

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

    Minority interest in subsidiaries also includes preferred equity securities issued by a domestic subsidiary of the corporation. The amount of these securities was $250 for 1999 and $200 for 1998 and 1997. The securities provide the holder a rate of return based upon a specified inter-bank borrowing rate, are redeemable in 2005 and may be called at any time by the subsidiary. The subsidiary has the option of redeeming the securities with either cash, debt or equity of the corporation.

                               EARNINGS PER SHARE

    Net income per share -- basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share -- diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Effective December 1, 1998, the corporation declared a two-for-one stock split in the form of a 100% stock dividend. Prior periods have been restated to reflect this split.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The following is a reconciliation of net income to net income per share -- basic and diluted for the years ended July 3, 1999, June 27, 1998 and June 28, 1997:

                                                            1999     1998      1997
                                                           -------  -------  ---------
                                                              (SHARES IN MILLIONS)
Net income (loss)........................................   $1,191   $ (523)  $  1,009
Less dividends on preferred stocks, net of tax
  benefits...............................................      (12)     (14)       (26)
                                                           -------  -------  ---------
Income (loss) applicable to common stockholders --
  basic..................................................    1,179     (537)       983
Adjustment for assumed conversion of ESOP shares.........        8       --          8
                                                           -------  -------  ---------
Income (loss) applicable to common stockholders --
  diluted................................................   $1,187   $ (537)  $    991
                                                           -------  -------  ---------
                                                           -------  -------  ---------
Average shares outstanding -- basic......................      903      939        959
Dilutive effect of stock option and stock award plans....       12       --         10
Dilutive effect of ESOP plan.............................       29       --         35
                                                           -------  -------  ---------
Diluted shares outstanding...............................      944      939      1,004
                                                           -------  -------  ---------
                                                           -------  -------  ---------
Net income (loss) per share -- basic.....................   $ 1.31   $ (.57)  $   1.02
                                                           -------  -------  ---------
                                                           -------  -------  ---------
Net income (loss) per share -- diluted...................   $ 1.26   $ (.57)  $    .99
                                                           -------  -------  ---------
                                                           -------  -------  ---------

                                 LONG-TERM DEBT

                                                             INTEREST RATE
                                                                 RANGE          MATURITY      1999       1998       1997
                                                           ------------------  -----------  ---------  ---------  ---------
U.S. dollar
  obligations:       ESOP debt...........................         5.73-8.18%          2004  $     197  $     253  $     276
                     Notes and debentures................         5.25-8.37      2000-2008      1,206      1,271      1,038
                     Revenue bonds.......................         2.60-5.20      2002-2024         60         60         55
                     Zero coupon notes...................       10.00-14.25      2014-2015         22         19         17
                     Various other obligations...........                                          13          4          4
                                                                                            ---------  ---------  ---------
                                                                                                1,498      1,607      1,390
                                                                                            ---------  ---------  ---------
Foreign currency
  obligations:       Swiss franc.........................         4.01-4.02           2000         81         83         71
                     European euro.......................         4.17-5.00      2000-2004        574        710        660
                     Various other obligations...........                                          75         91         67
                                                                                            ---------  ---------  ---------
                                                                                                  730        884        798
                                                                                            ---------  ---------  ---------
                     Total long-term debt................                                       2,228      2,491      2,188
                     Less current maturities.............                                         336        221        255
                                                                                            ---------  ---------  ---------
                                                                                            $   1,892  $   2,270  $   1,933
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The ESOP debt is guaranteed by the corporation.

    The zero coupon notes are net of unamortized discounts of $102 in 1999, $105 in 1998 and $107 in 1997. Principal payments of $19 and $105 are due in 2014 and 2015, respectively.

    Payments required on long-term debt during the years ending in 2000 through 2004 are $336, $220, $460, $213 and $400, respectively.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The corporation made cash interest payments of $242, $219 and $202 in 1999, 1998 and 1997, respectively.

    Rental expense under operating leases amounted to approximately $208 in 1999, $204 in 1998 and $214 in 1997. Future minimum annual fixed rentals required during the years ending in 2000 through 2004 under noncancelable operating leases having an original term of more than one year are $142, $120, $106, $95 and $79, respectively. The aggregate obligation subsequent to 2004 is $102.

    The corporation is contingently liable for long-term leases on properties operated by others. The minimum annual rentals under these leases average approximately $4 for the years ending in 2000-2004 and $1 in 2005-2009. Amounts thereafter are not material.

                               CREDIT FACILITIES

    The corporation has numerous credit facilities available, including revolving credit agreements totaling $1,620 that had a weighted average annual fee of 0.05% as of July 3, 1999. These agreements support commercial paper borrowings. Selected data on the corporation's short-term obligations follow:

                                                                                         1999       1998       1997
                                                                                       ---------  ---------  ---------
Maximum period-end borrowings........................................................  $   1,844  $   1,895  $   1,735
Average borrowings during the year...................................................      1,473      1,482      1,502
Weighted average interest rate during the year.......................................        4.3%       4.7%       4.8%
Weighted average interest rate at year-end...........................................        4.8%       5.5%       5.7%

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

INTEREST RATE AND CURRENCY SWAPS

    To manage interest rate and foreign exchange risk and to lower its cost of borrowing, the corporation has entered into interest rate and currency swaps. The currency swaps effectively hedge long-term European euro- and Swiss franc-denominated investments and European euro-denominated intercompany loans. The weighted average maturities of interest rate and currency swaps as of July 3, 1999 were 1.8 years and .1 years, respectively.

                                                                                                   WEIGHTED AVERAGE
                                                                                                  INTEREST RATES(2)
                                                                                   NOTIONAL     ----------------------
                                                                                 PRINCIPAL(1)     RECEIVE       PAY
                                                                                 -------------  -----------     ---
INTEREST RATE SWAPS
1999 Receive variable -- pay fixed.............................................    $     516           4.0%        4.5%
1998 Receive variable -- pay fixed.............................................          199           4.4         4.7
1997 Receive variable -- pay fixed.............................................           98           4.1         4.4
    Receive fixed -- pay variable..............................................           25           7.1         5.4

CURRENCY SWAPS
1999 Receive fixed -- pay fixed                                                    $     360           6.1%        3.4%
1998 Receive fixed -- pay fixed                                                          259           6.4         3.9
1997 Receive fixed -- pay fixed                                                          259           6.4         4.1

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

    The following table summarizes by major currency the contractual amounts of the corporation's forward exchange contracts in U.S. dollars. The bought amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies, and the sold amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

U.S. dollar equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year.

                                                                                                      BOUGHT (SOLD)
                                                                                            ---------------------------------
FOREIGN CURRENCY                                                                              1999(1)      1998       1997
------------------------------------------------------------------------------------------  -----------  ---------  ---------
European euro.............................................................................   $    (665)  $      --  $      --
French franc..............................................................................          --         121        (44)
Italian lira..............................................................................          --        (424)      (402)
Spanish peseta............................................................................          --         (57)       (69)
Dutch guilder.............................................................................          --        (659)      (191)
German mark...............................................................................          --         (56)       (65)
Other.....................................................................................        (451)       (208)      (183)

------------

(1) Forward contracts denominated in European legacy currencies have been translated into European euros.

    At July 3, 1999, the deferred unrealized gains and losses on forward exchange contracts were not material to the financial position of the corporation.

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

    Trade accounts receivable due from highly leveraged customers were $58 at July 3, 1999, $72 at June 27, 1998 and $64 at June 28, 1997. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

GUARANTEES

    The corporation had third-party guarantees outstanding, aggregating approximately $17 at July 3, 1999, $30 at June 27, 1998 and $24 at June 28, 1997. These guarantees relate primarily to financial arrangements to support various suppliers of the corporation and are secured by the inventory and fixed assets of suppliers.

FAIR VALUES

    The carrying amounts of cash and equivalents, trade receivables, notes payable, accounts payable and auction preferred stock approximated fair value as of July 3, 1999, June 27, 1998 and June 28, 1997. The

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

fair values of the remaining financial instruments recognized on the Consolidated Balance Sheets of the corporation at the respective year-ends were:

                                                                                         1999       1998       1997
                                                                                       ---------  ---------  ---------
Long-term debt, including current portion............................................  $   2,315  $   2,593  $   2,258
ESOP convertible preferred stock.....................................................        694        972        751

    The fair value of the corporation's long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the ESOP preferred stock is based upon the contracted conversion into the corporation's common stock.

    The fair value of the corporation's interest rate swaps, currency swaps and forward exchange contracts approximate their carrying value in the financial statements as of July 3, 1999, June 27, 1998 and June 28, 1997. The fair value of these instruments was not material to the financial position of the corporation.

                                 UNUSUAL ITEMS

    On December 22, 1998, the corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain listeria bacteria. The estimated cost of this action was recognized in the second quarter of 1999 and reduced 1999 income before income taxes, net income and net income per common share -- diluted by $76, $50 and $.05 per share, respectively. The recall charge recognized the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected food service channels in the United States, the destruction of affected inventory in the corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions. Substantially all of the product and inventory subject to the recall was destroyed. The actual costs of the inventory destroyed and related disposition costs were consistent with prior estimates.

    In the first quarter of 1999, as part of its ongoing restructuring program, the corporation disposed of certain assets related primarily to its international tobacco operations. The corporation received cash proceeds of $386 in connection with the sale. The gain on the sale of this business increased income before income taxes, net income and net income per share -- diluted by $137, $97 and $.10 per share, respectively. Additional cash may be received between 2004 and 2010; however, the realization of these amounts is dependent upon the outcome of significant contingencies related to the ongoing operation of the sold business. Receipt of these contingent payments is not assured. No portion of these contingent payments has been recognized in the earnings of the corporation.

    In the second quarter of 1998, the corporation provided for the cost of restructuring its worldwide operations. The restructuring provision reduced income before income taxes, net income and net income per common share -- diluted by $2,040, $1,625 and $1.68 per share, respectively. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Restructuring Provision note for additional information regarding the restructuring.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                          ACQUISITIONS AND DIVESTMENTS

    During 1999, the corporation acquired several companies for an aggregate purchase price of $234 in cash and $9 of common stock. The principal acquisitions were Continental Coffee, a domestic manufacturer, marketer and distributor of roasted and ground coffee; and Monsavon, a European marketer and distributor of personal body care products. The corporation also disposed of certain assets of its international cut tobacco operations, Douwe Egberts Van Nelle Tobacco, for $386 in cash.

    In June 1999, the corporation entered into a merger agreement to acquire Chock full o'Nuts Corporation (CFON), a roaster, packer and marketer of coffee in the United States. Under the terms of the agreement, the corporation will issue common shares with a value that equals $11 for each outstanding common share of CFON, provided that the average trading price of Sara Lee's common stock during the 20 consecutive trading days following the date CFON mails its proxy statement to its shareholders is between $21 and $26 per share. The parties have certain rights if the average trading price of the corporation's common stock falls below $21 or exceeds $26 per share during this period. At July 29, 1999, CFON had approximately 21 million common shares and equivalents outstanding. The merger is subject to approval by the CFON shareholders, and it is anticipated that the CFON shareholders will vote on the merger in late September 1999.

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

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                            RESTRUCTURING PROVISION

    The composition of the corporation's restructuring reserves is as follows:

                                                WRITEDOWN OF  RECOGNITION OF
                                                 LONG-LIVED     CURTAILMENT
                                                 ASSETS TO       LOSS AND
                                   ORIGINAL         NET           SPECIAL                      FOREIGN       RESTRUCTURING
                                 RESTRUCTURING   REALIZABLE     TERMINATION       CASH        EXCHANGE      RESERVES AS OF
                                   RESERVES        VALUE         BENEFITS       PAYMENTS       IMPACTS       JULY 3, 1999
                                 -------------  ------------  ---------------  -----------  -------------  -----------------
Anticipated losses associated
  with disposal of long-lived
  assets.......................    $   1,729     $   (1,729)     $      --      $      --     $      --        $      --
Pension and social costs.......          219             --            (39)          (107)           --               73
Anticipated expenditures to
  close and dispose of idled
  facilities -- includes
  noncancelable lease
  obligations..................           47             --             --            (31)           --               16
Anticipated loss associated
  with the disposal of equity
  and cost method
  investments..................           45            (45)            --             --            --               --
                                      ------    ------------           ---          -----           ---              ---
                                       2,040         (1,774)           (39)          (138)           --               89
Foreign exchange impacts.......           --             --             --             --            (8)              (8)
                                      ------    ------------           ---          -----           ---              ---
Total restructuring reserves...    $   2,040     $   (1,774)     $     (39)     $    (138)    $      (8)       $      81
                                      ------    ------------           ---          -----           ---              ---
                                      ------    ------------           ---          -----           ---              ---

    In the second quarter of 1998, the corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities -- 86 facilities are owned and 30 are leased. This restructuring provision reduced income before income taxes, net income and net income per common share -- diluted in 1998 by $2,040, $1,625 and $1.68 per share, respectively. The 1998 pretax income includes charges for restructuring as follows: Branded Apparel -- $1,574; Sara Lee Foods -- $208; Household and Body Care -- $185; Coffee and Tea -- $71; and Foodservice -- $2.

    Through July 3, 1999, 41 manufacturing and distribution facilities have been sold and 60 additional facilities have been closed.

    Operating costs were lowered in 1999 by $150, primarily as a result of lower plant overhead and amortization expense. Restructuring actions are expected to be completed by 2000, and the corporation expects to fund the costs of the plan from internal sources and available borrowing capacity.

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

    The corporation's foreign subsidiaries have plans for employees consistent with local practices.

    The components of the defined benefit plan expenses were:

                                                              1999   1998   1997
                                                              -----  -----  -----
Components of defined benefit net periodic benefit cost:
  Service cost..............................................  $  87  $  63  $  64
  Interest cost.............................................    139    124    120
  Expected return on assets.................................   (193)  (156)  (148)
  Amortization of:
    Net initial asset.......................................     (4)    (4)    (5)
    Prior service cost......................................      7      6      4
    Net actuarial loss......................................      8      2      2
                                                              -----  -----  -----
Net periodic pension cost...................................  $  44  $  35  $  37
                                                              -----  -----  -----
                                                              -----  -----  -----

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The funded status of defined benefit plans at the respective year-ends was:

                                                           1999    1998    1997
                                                          ------  ------  ------
Projected benefit obligation:
  Beginning of year.....................................  $2,297  $1,786  $1,714
  Service cost..........................................      87      63      64
  Interest cost.........................................     139     124     120
  Plan amendments.......................................      15      45       5
  Acquisitions/dispositions.............................     (43)    (35)      3
  Benefits paid.........................................     (99)    (95)    (93)
  Participant contributions.............................       1       1       1
  Actuarial (gain) loss.................................     (17)    440      51
  Foreign exchange......................................     (54)    (32)    (79)
                                                          ------  ------  ------
  End of year...........................................  $2,326  $2,297  $1,786
                                                          ------  ------  ------

Fair value of plan assets:
  Beginning of year.....................................  $2,306  $1,956  $1,854
  Actual return on plan assets..........................      96     464     214
  Employer contributions................................      22      47      72
  Participant contributions.............................       1       1       1
  Benefits paid.........................................     (99)    (95)    (93)
  Acquisitions/dispositions.............................     (31)    (25)     --
  Foreign exchange......................................     (57)    (42)    (92)
                                                          ------  ------  ------
  End of year...........................................  $2,238  $2,306  $1,956
                                                          ------  ------  ------

Funded status...........................................  $  (88) $    9  $  170

Unrecognized:
  Prior service cost....................................      77      99      52
  Net actuarial loss (gain).............................     173      85     (21)
  Net initial asset.....................................      (1)     (4)    (10)
                                                          ------  ------  ------
Prepaid benefit cost recognized.........................  $  161  $  189  $  191
                                                          ------  ------  ------
Amounts recognized on the Consolidated Balance Sheets:
  Other noncurrent assets...............................  $  199  $  189  $  191
  Noncurrent benefit liability..........................    (132)     --      --
  Accumulated other comprehensive income................      94      --      --
                                                          ------  ------  ------
Prepaid benefit cost recognized.........................  $  161  $  189  $  191
                                                          ------  ------  ------
                                                          ------  ------  ------

    Net pension expense is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year. The weighted average assumptions at the respective year-ends were:

                                                            1999    1998    1997
                                                            ----    ----    ----
Discount rate...........................................     5.9%    6.0%    7.2%
Rate of compensation increase...........................     4.7     4.7     4.7
Long-term rate of return on plan assets.................     8.4     8.1     8.3

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

                                                               1999  1998  1997
                                                               ----  ----  ----
Components of defined benefit net periodic benefit cost:
  Service cost...............................................  $ 6   $ 5   $ 5
  Interest cost..............................................   13    12    12
  Net amortization and deferral..............................    2    --     1
                                                               ----  ----  ----
Net periodic benefit cost....................................  $21   $17   $18
                                                               ----  ----  ----
                                                               ----  ----  ----

    The funded status of postretirement benefit plans at the respective year-ends was:

                                                                        1999       1998       1997
                                                                      ---------  ---------  ---------
Accumulated postretirement benefit obligation:
  Beginning of year.................................................  $     204  $     178  $     173
  Service cost......................................................          6          5          5
  Interest cost.....................................................         13         12         12
  Net benefit paid..................................................        (12)       (13)       (12)
  Acquisitions/dispositions.........................................         --         (6)        --
  Actuarial (gain) loss.............................................        (13)        29          3
  Foreign exchange..................................................         (2)        (1)        (3)
                                                                      ---------  ---------  ---------
  End of year.......................................................  $     196  $     204  $     178
                                                                      ---------  ---------  ---------
Fair value of plan assets...........................................  $       2  $       2  $       2
                                                                      ---------  ---------  ---------

Funded status.......................................................  $    (194) $    (202) $    (176)

Unrecognized:
  Prior service cost................................................         (2)        (2)        (2)
  Net actuarial (gain) loss.........................................         (7)         9        (19)
  Net initial asset.................................................         (4)        (3)        (3)
                                                                      ---------  ---------  ---------
Net accrued benefit liability recognized on the Consolidated Balance
  Sheets............................................................  $    (207) $    (198) $    (200)
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
Weighted average discount rate......................................        6.3%       6.3%       7.2%
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    The assumed health care cost trend rate is 10% for 1999, decreasing to 7% by the year 2002 and remaining at that level thereafter. These trend rates reflect the corporation's prior experience and management's expectation that future rates will decline. Assumed health care cost trend rates impact the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                     1 PERCENTAGE    1 PERCENTAGE
                                                                         POINT           POINT
                                                                       INCREASE        DECREASE
                                                                    ---------------  -------------
Effect on total service and interest components...................     $       2       $      (2)
Effect on postretirement benefit obligation.......................            17             (14)

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                  INCOME TAXES

    The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

                                                                              1999                1998                  1997
                                                                        ----------------   -------------------    ----------------
                                                                        AMOUNT   PERCENT   AMOUNT    PERCENT      AMOUNT  PERCENT
                                                                        -------  -------   -------  ----------    ------  --------
Income (loss) before provision for income taxes:
  United States.......................................................  $   780     46.7%  $(1,091)     (246.4)%  $  742     50.0%
  Foreign.............................................................      891     53.3       648       146.4       742     50.0
                                                                        -------  -------   -------  ----------    ------  --------
                                                                        $ 1,671    100.0%  $  (443)     (100.0)%  $1,484    100.0%
                                                                        -------  -------   -------  ----------    ------  --------
                                                                        -------  -------   -------  ----------    ------  --------

Tax expense (benefit) at U.S. statutory rate..........................  $   585     35.0%  $  (155)      (35.0)%  $  519     35.0%
State taxes, net of federal benefit...................................       16      1.0         9         2.0        13       .9
Difference between U.S. and foreign rates.............................     (106)    (6.3)      (76)      (17.1)      (85)    (5.7)
Nondeductible amortization............................................       49      2.9       351        79.3        62      4.2
Other, net............................................................      (64)    (3.9)      (49)      (11.2)      (34)    (2.4)
                                                                        -------  -------   -------  ----------    ------  --------
Taxes at effective worldwide tax rates................................  $   480     28.7%  $    80        18.0%   $  475     32.0%
                                                                        -------  -------   -------  ----------    ------  --------
                                                                        -------  -------   -------  ----------    ------  --------

    Current and deferred tax provisions (benefits) were:

                                                                 1999                      1998                      1997
                                                       ------------------------  ------------------------  ------------------------
                                                         CURRENT     DEFERRED      CURRENT     DEFERRED      CURRENT     DEFERRED
                                                       -----------  -----------  -----------  -----------  -----------  -----------
United States........................................   $     147    $      51    $     142    $    (286)   $     169    $      12
Foreign..............................................         237           20          329         (118)         245           28
State................................................          62          (37)          14           (1)          21           --
                                                            -----        -----        -----        -----        -----          ---
                                                        $     446    $      34    $     485    $    (405)   $     435    $      40
                                                            -----        -----        -----        -----        -----          ---
                                                            -----        -----        -----        -----        -----          ---

    Following are the components of the deferred tax (benefits) provisions occurring as a result of transactions being reported in different years for financial and tax reporting:

                                                                 1999       1998      1997
                                                                 -----     ------     -----
Depreciation.................................................    $ (72)    $   (3)    $  (2)
Inventory valuation methods..................................      (27)         6        37
Nondeductible reserves.......................................      105       (405)       53
Other, net...................................................       28         (3)      (48)
                                                                 -----     ------     -----
                                                                 $  34     $ (405)    $  40
                                                                 -----     ------     -----
                                                                 -----     ------     -----
Cash payments for income taxes...............................    $ 321     $  288     $ 340
                                                                 -----     ------     -----
                                                                 -----     ------     -----

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

    The deferred tax (assets) liabilities at the respective year-ends were as follows:

                                                               1999     1998     1997
                                                               -----    -----    -----
Deferred tax (assets) liabilities:
  Restructuring reserves...................................    $ (33)   $ (68)   $  --
  Reserves not deductible until paid.......................     (421)    (364)    (373)
  Pension, postretirement and other employee benefits......      (90)     (12)     (42)
  Net operating loss and other tax carryforwards...........      (18)     (15)      (1)
  Property, plant and equipment............................      (41)     (51)     262
  Other....................................................      (11)    (138)     (89)
                                                               -----    -----    -----
Net deferred tax (assets)..................................    $(614)   $(648)   $(243)
                                                               -----    -----    -----
                                                               -----    -----    -----

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                          BUSINESS SEGMENT INFORMATION

    The corporation's business segments are described in the Narrative Description of Business on pages 4 through 8. In determining the net income of each segment of the corporation, interest expense is allocated based upon the average invested capital in each business, and effective tax rates are determined for each business segment.

                                                                HOUSEHOLD
                                                                  AND
                                    SARA LEE       COFFEE        BODY               BRANDED                INTER-
                                      FOODS        AND TEA       CARE     FOODSERVICE APPAREL CORPORATE    SEGMENT   TOTAL
                                    ---------     ---------     -------   -------   -------   --------     ------   --------
1999(1)
Sales(2)..........................  $5,249        $2,627        $2,095    $2,742    $7,440    $  --        $(141)   $ 20,012
Operating income..................     368(3)        539(4)        271       100       731     (197)          --       1,812
Net interest......................     (23)          (12)          (27)       (7)      (72)      --           --        (141)
Pretax income.....................     345           527           244        93       659     (197)          --       1,671
Net income........................     216(3)        376(4)        160        59       518     (138)          --       1,191
Assets............................   2,173         1,187         1,839       491     4,642      189(7)        --      10,521
Depreciation and amortization.....     135            97            82        21       212        6           --         553
Additions to long-lived assets....     193           171           129        19       231        2           --         745
----------------------------------------------------------------------------------------------------------------------------
1998
Sales(2)..........................  $5,441        $2,806        $2,003    $2,585    $7,317    $  --        $(141)   $ 20,011
Operating income (loss)(5)........     230           358            67        88      (840)    (170)          --        (267)
Net interest......................     (30)          (16)          (31)       (7)      (92)      --           --        (176)
Pretax income (loss)..............     200           342            36        81      (932)    (170)          --        (443)
Net income (loss)(6)..............     119           239           (22)       51      (797)    (113)          --        (523)
Assets............................   2,157         1,434         2,053       519     4,627      199(7)        --      10,989
Depreciation and amortization.....     146            87            88        23       251       23           --         618
Additions to long-lived assets....     257           187           328        52       169        3           --         996
----------------------------------------------------------------------------------------------------------------------------
1997
Sales(2)..........................  $5,357        $2,813        $1,843    $2,372    $7,482    $  --        $(133)   $ 19,734
Operating income..................     394           440           228        82       761     (262)          --       1,643
Net interest......................     (24)          (12)          (24)       (5)      (94)      --           --        (159)
Pretax income.....................     370           428           204        77       667     (262)          --       1,484
Net income........................     232           290           130        48       483     (174)          --       1,009
Assets............................   2,295         1,921         1,530       454     6,471      282(7)        --      12,953
Depreciation and amortization.....     150            90            78        17       326       19           --         680
Additions to long-lived assets....     674           107            85        45       401        4           --       1,316
----------------------------------------------------------------------------------------------------------------------------

(1) 53-week year.

(2) Includes sales between segments. Such sales are at transfer prices that are equivalent to market value.

(3) Includes the product recall charge which reduced operating income and net income by $76 and $50, respectively.

(4) Includes the gain on sale of the tobacco operations which increased operating income and net income by $137 and $97, respectively.

(5) Includes provisions for restructuring reported in the 1998 Consolidated Statement of Income as follows: Sara Lee Foods $208; Coffee and Tea $71; Household and Body Care $185; Foodservice $2; and Branded Apparel $1,574.

(6) Includes provisions for restructuring, net of tax, reported in the 1998 Consolidated Statement of Income as follows: Sara Lee Foods $133; Coffee and Tea $46; Household and Body Care $164; Foodservice $1; and Branded Apparel $1,281.

(7) Principally cash and equivalents, certain fixed assets and certain other noncurrent assets.

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                          GEOGRAPHIC AREA INFORMATION

                                                              UNITED
                                                              STATES     FRANCE    NETHERLANDS    OTHER      TOTAL
                                                             ---------  ---------  -----------  ---------  ---------
1999
Sales......................................................  $  12,155  $   1,681   $   1,069   $   5,107  $  20,012
Long-lived assets..........................................      2,506        515       1,043       1,215      5,279
--------------------------------------------------------------------------------------------------------------------

1998
Sales......................................................  $  11,849  $   1,724   $   1,311   $   5,127  $  20,011
Long-lived assets..........................................      2,452        500       1,246       1,349      5,547
--------------------------------------------------------------------------------------------------------------------

1997
Sales......................................................  $  11,497  $   1,764   $   1,340   $   5,133  $  19,734
Long-lived assets..........................................      4,158        526       1,240       1,439      7,363
--------------------------------------------------------------------------------------------------------------------

                     SARA LEE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                                                                   QUARTER
                                                                                  ------------------------------------------
                                                                                    FIRST        SECOND       THIRD   FOURTH
                                                                                  ---------     ---------     ------  ------
1999
Net sales.......................................................................  $   4,860     $   5,286     $4,664  $5,202
Gross profit....................................................................      1,840         2,111      1,846   2,007
Net income......................................................................        338(2)        322(3)     245     286
Per common share(1):
  Net income -- basic...........................................................        .37(2)        .35(3)     .27     .32
  Net income -- diluted.........................................................        .35(2)        .34(3)     .26     .31
  Cash dividends declared.......................................................       .115          .125       .125    .125
  Market price -- high..........................................................      29.59         30.81      29.88   26.31
             -- low.............................................................      22.16         26.13      23.50   21.50
             -- close...........................................................      27.25         29.50      26.13   22.50
----------------------------------------------------------------------------------------------------------------------------
1998
Net sales.......................................................................  $   4,893     $   5,279     $4,736  $5,103
Gross profit....................................................................      1,819         2,020      1,832   2,009
Net income (loss)...............................................................        225        (1,278)(4)    227     303
Per common share(1):
  Net income (loss) -- basic....................................................        .23         (1.36)(4)    .24     .33
  Net income (loss) -- diluted..................................................        .22         (1.36)(4)    .23     .31
  Cash dividends declared.......................................................       .105          .115       .115    .115
  Market price -- high..........................................................      26.13         28.50      31.16   31.81
             -- low.............................................................      19.50         23.75      26.59   28.22
             -- close...........................................................      25.66         28.28      30.94   28.31
----------------------------------------------------------------------------------------------------------------------------
1997
Net sales.......................................................................  $   4,886     $   5,269     $4,649  $4,930
Gross profit....................................................................      1,809         2,020      1,757   1,881
Net income......................................................................        206           317        206     280
Per common share(1):
  Net income -- basic...........................................................        .21           .32        .21     .29
  Net income -- diluted.........................................................        .20           .31        .20     .28
  Cash dividends declared.......................................................       .095          .105       .105    .105
  Market price -- high..........................................................      17.94         20.25      21.69   21.69
             -- low.............................................................      15.00         17.56      18.25   19.56
             -- close...........................................................      17.88         19.19      21.13   21.03
----------------------------------------------------------------------------------------------------------------------------

(1) Restated for the 2-for-1 stock split in 1999.

(2) Includes gain on sale of business of $97, or $.11 per share -- basic, $.10 per share -- diluted.

(3) Includes product recall charge of $50, or $.06 per share -- basic, $.05 per share -- diluted.

(4) Includes provision for restructuring of $1,625, or $1.72 per share -- basic, $1.70 per share -- diluted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Management of SARA LEE CORPORATION:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Sara Lee Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated August 2, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included on F-32 of this Form 10-K is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/  Arthur Andersen LLP

Chicago, Illinois
August 2, 1999

                                  SCHEDULE II
                     SARA LEE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED JUNE 28, 1997, JUNE 27, 1998 AND JULY 3, 1999
                                 (IN MILLIONS)

                                                                        PROVISION
                                                                         CHARGED    WRITE-OFFS
                                                         BALANCE AT     TO COSTS       (1)/           OTHER         BALANCE
                                                          BEGINNING        AND      ALLOWANCES      ADDITIONS       AT END
                                                           OF YEAR      EXPENSES       TAKEN      (DEDUCTIONS)      OF YEAR
                                                        -------------  -----------  -----------  ---------------  -----------
FOR THE YEAR ENDED JUNE 28, 1997:
  Allowances for bad debts............................    $     121     $      29    $     (28)     $      10      $     132
  Other receivable allowances.........................           76           108         (111)        --                 73
                                                              -----         -----        -----            ---          -----
    Total.............................................    $     197     $     137    $    (139)     $      10      $     205
                                                              -----         -----        -----            ---          -----
                                                              -----         -----        -----            ---          -----
FOR THE YEAR ENDED JUNE 27, 1998:
  Allowances for bad debts............................    $     132     $      33    $     (28)     $      (1)     $     136
  Other receivable allowances.........................           73            86          (83)            (7)            69
                                                              -----         -----        -----            ---          -----
    Total.............................................    $     205     $     119    $    (111)     $      (8)     $     205
                                                              -----         -----        -----            ---          -----
                                                              -----         -----        -----            ---          -----
FOR THE YEAR ENDED JULY 3, 1999:
  Allowances for bad debts............................    $     136     $      38    $     (41)     $      (5)     $     128
  Other receivable allowances(2)......................           69           131         (123)            (4)            73
                                                              -----         -----        -----            ---          -----
    Total.............................................    $     205     $     169    $    (164)     $      (9)     $     201
                                                              -----         -----        -----            ---          -----
                                                              -----         -----        -----            ---          -----

------------

(1) Net of collections on accounts previously written off.

(2) Includes a $37 million provision and subsequent write-off of receivables associated with the return and destruction of meat products subject to a product recall.

                                 EXHIBIT INDEX

    3.  EXHIBITS

                                                                       INCORPORATION BY REFERENCE
                                                                       --------------------------------------------------

    (3a)      1.   Charter                                             Exhibit 4.1 to Registration Statement No. 33-35760
                                                                       on Form S-8 dated July 6, 1990, Exhibit 4.2 to
                                                                       Registration Statement No. 33-37575 on Form S-8
                                                                       dated November 1, 1990 and Exhibit 3(a) to Report
                                                                       on Form 10-K for Fiscal Year ended July 2, 1994.

             2.    Articles of Amendment to Charter

             3.    Articles Supplementary

    (3b)           Bylaws                                              Exhibit 3(b) to Report on Form 10-K for Fiscal
                                                                       Year ended June 29, 1996

    (4)            Stockholder Rights Agreement, dated as of March     Exhibit 4.1 to Report on Form 8-K dated May 15,
                   26, 1998 between Sara Lee Corporation and First     1998
                   Chicago Trust Company of New York, as rights
                   agent.

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

    (10)            *1. 1979 Stock Option Plan, as amended             Exhibit 10(1) to Report on Form 10-K for Fiscal
                                                                       Year ended July 1, 1995

                    *2. 1981 Stock Option Plan, as amended             Exhibit 10(11) to Report on Form 10-K for Fiscal
                                                                       Year ended July 1, 1989

                    *3. 1988 Non-Qualified Stock Option Plan, as       Exhibit 10(3) to Report on Form 10-K for Fiscal
                       amended                                         Year ended July 1, 1995

                    *4. 1989 Incentive Stock Plan, as amended          Exhibit 10(4) to Report on Form 10-K for Fiscal
                                                                       Year ended June 28, 1997

                    *5. Supplemental Benefit Plan, as amended          Exhibit 10(5) to Report on Form 10-K for Fiscal
                                                                       Year ended June 28, 1997

                    *6. Performance-Based Annual Incentive Plan        Exhibit A to Proxy Statement dated September 20,
                                                                       1995

                    *7. 1995 Long-Term Incentive Stock Plan, as        Exhibit 10(16) to Report on Form 10-K for Fiscal
                       amended                                         Year ended June 28, 1997

                    *8. 1995 Non-Employee Director Stock Plan, as
                       amended

                    *9. 1998 Long-Term Incentive Stock Plan            Exhibit A to Proxy Statement dated September 21,
                                                                       1998

                   *10. 1999 Non-Employee Director Stock Plan          Exhibit A to Proxy Statement dated September 20,
                                                                       1999

                   *11. Non-Qualified Deferred Compensation Plan for   Exhibit 10(19) to Report on Form 10-K for Fiscal
                       Outside Directors, as amended                   Year ended June 27, 1999

                   *12. Executive Deferred Compensation Plan

                                                                       INCORPORATION BY REFERENCE
                                                                       --------------------------------------------------
                   *13. FY 1997-99 Long Term Performance Incentive     Exhibit 10(21) to Report on Form 10-K for Fiscal
                       Plan                                            Year ended June 29, 1996

                   *14. FY 1998-00 Long Term Performance Incentive     Exhibit 10(22) to Report on Form 10-K for Fiscal
                       Plan                                            Year ended June 27, 1998

                   *15. FY 1999-01 Long Term Performance Incentive
                       Plan

                   *16. Non-Qualified Estate Builder Deferred          Exhibit 10(17) to Report on Form 10-K for Fiscal
                       Compensation Plan                               Year ended June 29, 1985

                   *17. Severance Policy for Corporate Officers, as    Exhibit 10(23) to Report on Form 10-K for Fiscal
                       amended                                         Year ended June 28, 1997

                   *18. Employment Agreement, dated January 1, 1996,   Exhibit 10(24) to Report on Form 10-K for Fiscal
                       between Sara Lee Corporation and Frank L.       Year ended June 28, 1997
                       Meysman

                   *19. Employment Agreement, dated January 1, 1996,   Exhibit 10(25) to Report on Form 10-K for Fiscal
                       between Sara Lee/DE N.V. and Frank L. Meysman   Year ended June 28, 1997
                       and attachments (translated from Dutch)

                   *20. Restricted Share Unit Agreement dated April    Exhibit 10(27) to Report on Form 10-K for Fiscal
                       29, 1998 between Sara Lee Corporation and       Year ended June 27, 1998
                       Frank L. Meysman

    (12)            1. Computation of Ratio of Earnings to Fixed
                      Charges

                    2. Computation of Ratio of Earnings to Fixed
                      Charges and Preferred Stock Dividend
                      Requirements

    (21)           List of Subsidiaries

    (23)           Consent of Arthur Andersen LLP

    (24)           Powers of Attorney

    (27)           Financial Data Schedules

(b)    REPORTS ON FORM 8-K        None.

------------

*Management compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.