Form 10-Q
period 1999-10-02
LEE SARA CORP
filed 1999-11-12
CIK 23666

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3344

Sara Lee Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-2089049 (I.R.S. Employer Identification No.)
Three First National Plaza, Suite 4600, Chicago, Illinois	60602-4260
(Address of principal executive offices)	(Zip Code)

(312) 726-2600
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    On October 2, 1999, the Registrant had 883,037,705 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

The document contains 24 pages.

SARA LEE CORPORATION AND SUBSIDIARIES

PART I

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

    The consolidated financial statements for the thirteen weeks ended October 2, 1999 and September 26, 1998 and the balance sheet as of October 2, 1999 included herein have not been audited by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 2, 1999 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen weeks ended October 2, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

    The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended July 3, 1999.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at October 2, 1999 and July 3, 1999

(in millions)

	October 2, 1999	July 3, 1999
ASSETS
Cash and equivalents	$169	$279
Trade accounts receivable, less allowances	1,998	1,744
Inventories:
Finished goods	1,747	1,710
Work in process	472	470
Materials and supplies	532	463

	2,751	2,643
Other current assets	332	321

Total current assets	5,250	4,987
Trademarks and other assets	540	533
Property, net	2,241	2,169
Intangible assets, net	2,886	2,832

	$10,917	$10,521

LIABILITIES AND EQUITY
Notes payable	$1,311	$1,167
Accounts payable	1,482	1,782
Accrued liabilities	2,692	2,668
Current maturities of long-term debt	419	336

Total current liabilities	5,904	5,953
Long-term debt	2,140	1,892
Deferred income taxes	68	62
Other liabilities	717	702
Minority interests in subsidiaries	615	613
ESOP convertible preferred stock	258	265
Unearned deferred compensation	(232)	(232)
Common stockholders' equity	1,447	1,266

	$10,917	$10,521

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen Weeks Ended October 2, 1999 and September 26, 1998

(in millions, except per share data)

	THIRTEEN WEEKS ENDED
	October 2, 1999	September 26, 1998
Net sales	$4,950	$4,860

Cost of sales	3,055	3,020
Selling, general and administrative expenses	1,506	1,473
Interest expense	54	52
Interest income	(19)	(24)
Gain on sale of business	—	(137)

	4,596	4,384

Income before income taxes	354	476
Income taxes	96	138

Net income	258	338
Preferred dividends, net of tax	3	3

Net income available for common stockholders	$255	$335

Net income per common share—basic	$0.29	$0.37

Average shares outstanding	881	912

Net income per common share—diluted	$0.28	$0.35

Average shares outstanding	919	959

Cash dividends per common share	$0.125	$0.115

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders' Equity

For the Period June 27, 1998 to October 2, 1999

(in millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED RESTRICTED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME (LOSS)
Balances at June 27, 1998	$1,816	$614	$—	$2,036	$(50)	$(784)
Net income	338	—	—	338	—	—	$338
Translation adjustments, net of tax	152	—	—	—	—	152	152

Comprehensive income							$490

Cash dividends—
Common ($0.115 per share)	(105)	—	—	(105)	—	—
ESOP convertible preferred ($1.36 per share)	(5)	—	—	(5)	—	—
Stock issuances—
Business acquisitions	4	—	4	—	—	—
Stock option and benefit plans	17	1	16	—	—	—
Restricted stock, less amortization of $10	(6)	—	(20)	—	14	—
Reacquired shares	(293)	(8)	(16)	(269)	—	—
ESOP tax benefit	2	—	—	2	—	—
ESOP share redemption	17	2	15	—	—	—
Other	1	—	1	—	—	—

Balances at September 26, 1998	1,938	609	—	1,997	(36)	(632)
Net income	853	—	—	853	—	—	$853
Translation adjustments, net of tax	(313)	—	—	—	—	(313)	(313)
Unrealized gains on securities, net of tax	1	—	—	—	—	1	1
Minimum pension liability, net of tax	(62)	—	—	—	—	(62)	(62)

Comprehensive income							$479

Cash dividends—
Common ($0.375 per share)	(339)	—	—	(339)	—	—
ESOP convertible preferred ($4.08 per share)	(15)	—	—	(15)	—	—
Stock issuances—
Business acquisitions	5	—	5	—	—	—
Stock option and benefit plans	94	3	91	—	—	—
Restricted stock, less amortization of $18	(25)	—	(56)	—	31	—
Tax benefit related to incentive stock options	66	—	66	—	—	—
Reacquired shares	(986)	(5)	(848)	(133)	—	—
Two-for-one stock split	—	609	—	(609)	—	—
Common stock par value change ($1.33 1/3 per share to $.01 per share)	—	(1,208)	1,208	—	—	—
ESOP tax benefit	6	—	—	6	—	—
ESOP share redemption	23	1	22	—	—	—
Other	20	—	20	—	—	—

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED RESTRICTED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME (LOSS)
Balances at July 3, 1999	1,266	9	508	1,760	(5)	(1,006)
Net income	258	—	—	258	—	—	$258
Translation adjustments, net of tax	65	—	—	—	—	65	65
Unrealized losses on securities, net of tax	(1)	—	—	—	—	(1)	(1)

Comprehensive income							$322

Cash dividends—
Common ($0.125 per share)	(114)	—	—	(114)	—	—
ESOP convertible preferred ($1.36 per share)	(5)	—	—	(5)	—	—
Stock issuances—
Business acquisitions	12	—	12	—	—	—
Stock option and benefit plans	15	—	15	—	—	—
Restricted stock, less amortization of $1	(2)	—	(1)	—	(1)	—
Tax benefit related to incentive stock options	13	—	13	—	—	—
Reacquired shares	(71)	—	(71)	—	—	—
ESOP tax benefit	2	—	—	2	—	—
ESOP share redemption	7	—	7	—	—	—
Other	2	—	2	—	—	—

Balances at October 2, 1999	$1,447	$9	$485	$1,901	$(6)	$(942)

See accompanying Notes to Consolidated Financial Statements

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Thirteen Weeks Ended October 2, 1999 and September 26, 1998
(in millions)

	THIRTEEN WEEKS ENDED
	October 2, 1999	September 26, 1998
OPERATING ACTIVITIES—
Net income	$258	$338
Adjustments for non-cash charges included in net income:
Depreciation	104	95
Amortization of intangibles	48	46
Increase in deferred income taxes	20	12
Gain on sale of business	—	(137)
Other	(16)	3
Changes in current assets and liabilities, excluding businesses acquired and sold	(519)	(313)

Net cash (used in) from operating activities	(105)	44

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(113)	(84)
Acquisitions of businesses and investments	(121)	(102)
Dispositions of businesses and investments	—	407
Sales of assets	8	94
Other	1	2

Net cash (used in) from investment activities	(225)	317

FINANCING ACTIVITIES—
Issuances of common stock	15	17
Purchases of common stock	(71)	(293)
Borrowings of long-term debt	373	1
Repayments of long-term debt	(81)	(5)
Short-term borrowings (repayments), net	90	(31)
Payments of dividends	(119)	(110)

Net cash from (used in) financing activities	207	(421)

Effect of changes in foreign exchange rates on cash	13	9

Decrease in cash and equivalents	(110)	(51)
Cash and equivalents at beginning of year	279	273

Cash and equivalents at end of quarter	$169	$222

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(179)	$(109)
Decrease in inventories	8	8
Decrease (increase) in other current assets	5	(36)
(Decrease) in accounts payable	(341)	(188)
(Decrease) increase in accrued liabilities	(12)	12

Changes in current assets and liabilities	$(519)	$(313)

See accompanying Notes to Consolidated Financial Statements

SARA LEE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.
In the first quarter of fiscal 1999, as part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment related primarily to its international tobacco operations. The Corporation received cash proceeds of $386 million in connection with the sale and recognized a pretax gain of $137 million which increased net income by $97 million or $.10 per common share on a diluted basis in the thirteen weeks ended September 26, 1998.

2.
On October 18, 1999, the Corporation announced that it completed its acquisition of Chock full o'Nuts Corporation (CFON). CFON is a roaster, packer and marketer of coffee in the United States. Under the terms of the merger agreement, holders of CFON common stock received .4707 shares of Sara Lee common stock for each share of CFON common stock they own. The total number of shares of common stock to be issued by the Corporation is approximately 9.9 million.

3.
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity.

SARA LEE CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Results of Operations and Financial Condition

    The following is a discussion of the results of operations for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, and a discussion of the changes in financial condition during the first quarter of fiscal 2000.

Results of Operations

Comparison of First Quarter Fiscal 2000 to First Quarter Fiscal 1999

    Operating results by business segment in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 are as follows:

	THIRTEEN WEEKS ENDED
	Sales		Operating Income(1)
	Oct. 2, 1999	Sept. 26, 1998	Oct. 2, 1999	Sept. 26, 1998
	(in millions)
Sara Lee Foods	$1,220	$1,331	$85	$90
Coffee & Tea	599	608	100	241
Household and Body Care	506	451	51	44
Foodservice	711	668	27	24
Branded Apparel	1,949	1,837	160	149

Total business segments	4,985	4,895	423	548
Intersegment sales	(35)	(35)	—	—

Net sales and operating income	$4,950	$4,860	$423	$548

	Pretax Income(1)		Net Income
	Oct. 2, 1999	Sept. 26, 1998	Oct. 2, 1999	Sept. 26, 1998
Sara Lee Foods	$79	$86	$50	$54
Coffee & Tea	97	238	70	170
Household and Body Care	45	39	30	26
Foodservice	25	23	16	15
Branded Apparel	142	134	116	105

Total business segments	388	520	282	370
Unallocated corporate expense	(34)	(44)	(24)	(32)

Pretax income and net income	$354	$476	$258	$338

(1)
The difference between operating and pretax income for each business segment is net interest expense. The Corporation's net interest expense is allocated to each segment based on the average invested capital of each business. The operating income and pretax income of the Coffee and Tea segment in fiscal 1999 includes a $137 million gain from the disposal of certain assets related primarily to the Corporation's international tobacco operations.

Consolidated Results—First Quarter Fiscal 2000 Compared with First Quarter Fiscal 1999

    Consolidated net sales increased 1.8% over the year ago quarter. Sales were essentially unchanged excluding the effect of businesses acquired net of businesses sold subsequent to the start of the prior fiscal year. The strengthening of the U.S. dollar relative to key foreign currencies had the effect of reducing reported sales by 1.3%. As a result, on a comparable basis, excluding the impact of acquisitions, dispositions and foreign currency changes, sales increased 1.3% over the same quarter in the prior year. Comparable sales growth in Household and Body Care, Foodservice, and Branded Apparel contributed to this increase; Sara Lee Foods and Coffee and Tea reported sales declines on a comparable basis.

    The gross profit margin was 38.3% in the first quarter of fiscal 2000 compared with 37.9% in the first quarter of fiscal 1999. Higher gross profit margins in the Coffee and Tea, Household and Body Care and Foodservice segments were responsible for the increase. Sara Lee Foods and Branded Apparel gross profit margins each declined slightly from the prior year quarter. Selling, general and administrative expenses increased 2.2% over the same quarter last year primarily as a result of higher media, advertising and promotion spending.

    In the first quarter of fiscal 1999, as part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment related primarily to its international tobacco operations. The Corporation received cash proceeds of $386 million and recognized a pretax gain of $137 million, which increased net income by $97 million or $.10 per common share on a diluted basis in the thirteen weeks ended September 26, 1998.

    Excluding the tobacco sale gain, operating income increased 2.9% in the quarter, reflecting the sales and gross profit margin improvements noted above, offset by higher levels of media, advertising and promotion spending. Excluding the impact of acquisitions and divestitures completed subsequent to the start of the previous fiscal year, operating income increased 1.9%. Changes in foreign currency exchange rates had the effect of reducing operating income by approximately 1.1%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 3.0%.

    Net interest expense increased $7 million to $35 million due to higher borrowing levels in the quarter from the year ago period. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, declined $10 million to $34 million from the year ago quarter. Lower corporate office administrative costs and favorable currency movements contributed to the reduction.

    Income before income taxes increased 4.2%, excluding the impact of the $137 million gain noted above. The effective tax rate decreased from 29% to 27% of pretax income in the quarter, primarily as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Net income increased 7.1% to $258 million and diluted earnings per share increased 12%. Earnings per share increased at a rate in excess of net income because of fewer average shares outstanding during the period. Including the fiscal 1999 tobacco sale gain, income before income taxes, net income, and diluted earnings per share declined 25.8%, 23.7% and 20.0%, respectively.

Operating Results by Business Segment—First Quarter Fiscal 2000 Compared with First Quarter Fiscal 1999

    Net sales in the Sara Lee Foods segment declined in the quarter by 8.4%, due largely to the business disruption resulting from the December 1998 recall of packaged meat products produced at the Corporation's Bil Mar Foods plant in Zeeland, Michigan, and the resulting temporary closure of that plant. Packaged meats unit volumes were down 11% from the year ago period. This sales volume decline largely reflects the impact of the recall, which has resulted in various plant reconfigurations and additional processing procedures aimed at enhancing food safety that have temporarily constrained capacity. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, were down 8%, as gains in the retail and fresh-baked categories were offset by declines in the bakery-deli channel in the U.S. and by declines in Europe. Including acquisitions, Bakery volumes declined 7% in the quarter. Excluding the impact of acquisitions, dispositions, and changes in foreign currencies, sales in the Sara Lee Foods segment declined 7.6%.

    Operating income in the Sara Lee Foods segment declined 6.2% in the quarter. Lower media, advertising and promotion expenditures in the packaged meats businesses and continued low commodity costs for processed meats partially offset the lower profits resulting from the decline in segment sales. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income declined 5.5%. Pretax income decreased 7.9%, or $7 million resulting from the operating income decline and a $2 million increase in the segment's net interest expense allocation. The effective tax rate in the Sara Lee Foods segment declined to 36% and net income declined 6.4% to $50 million.

    Net sales in the Coffee and Tea segment declined 1.4%. Excluding the impact of businesses acquired net of businesses sold subsequent to the start of the previous fiscal year, sales declined 8.1%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 4.4%. Thus, on a comparable basis, sales declined 3.7%, largely reflecting lower prices to customers as a result of declines in commodity coffee costs. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 1%. Unit volumes grew 14% including sales contributed from recently acquired coffee businesses in Brazil and the United States.

    Operating income for the Coffee and Tea segment declined 3.5% excluding the tobacco sale gain. Excluding the negative impact of currency, resulting from the overall strengthening of the U.S. dollar in the quarter, operating income was essentially unchanged from the year ago period. Segment net income declined 2.6% to $70 million, reflecting the operating income decline noted above, offset in part by reductions in the effective tax rate of the segment to 27.4% of pretax income from 28.5% in the year ago quarter.

    Net sales in the Household and Body Care segment increased 12.2% and operating income increased 15.8%. The overall strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 1.8% and 1.5%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 10.8% and 15.3%, respectively. Unit volumes for this segment's four core categories—shoe care, body care, insecticides and air fresheners—increased 19% in the quarter including acquisitions, with each category reporting double digit growth. Excluding acquisitions, unit volumes increased 15%. Operating income was favorably impacted by improved sales volumes and by lower overhead costs resulting from the ongoing restructuring program. Pretax income increased 14.5% and net income increased 15.8% to $30 million, as the effective tax rate of the segment was reduced to 33.8%.

    Net sales in the Foodservice segment increased 6.4% including the impact of acquisitions and 5.7% excluding acquisitions. Excluding acquisitions, unit volumes increased 5%, reflecting gains from continuing operations. Including acquisitions, unit volumes grew 6%. Operating income increased 11.7% to $27 million. These results benefited from an improved customer mix and continued focus on cost containment. Pretax income improved 9.3% over the year ago period, and net income increased 10.6% to $16 million, as the effective tax rate of this segment declined to 35.8%.

    Branded Apparel sales and operating income increased 6.1% and 7.5%, respectively in the quarter. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales increased 5.6% and operating income increased 5.4%. Worldwide Knit Products unit sales increased 14% over the year ago quarter excluding acquisitions. These unit volume results include 16% and 11% gains in the underwear and activewear categories, respectively. Including acquisitions, Knit Products unit sales increased 16%. Intimate Apparel unit sales increased 12%, with particular strength in the U.S. market. Unit volumes for Worldwide Legwear decreased 4%, combining a 1% decline in sock unit sales with a 6% decline in sheer hosiery volumes.

    Pretax income in the Branded Apparel segment improved 5.6% in the quarter. This increase was the result of the operating income improvement noted above offset by an increase in the net interest expense allocated to this business segment resulting from an increase in consolidated net interest from the year ago quarter. The effective tax rate of the Branded Apparel segment declined from 21.4% to 18.5%, resulting primarily from increased earnings in certain foreign jurisdictions that had lower tax rates. Segment net income increased 9.5% to $116 million as a result of improved operating and pretax income, and the segments lower effective tax rate.

Fiscal 1998 Restructuring

    In the second quarter of fiscal 1998, the Corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities include the disposition of 116 manufacturing and distribution facilities—86 of which are owned and 30 of which are leased. The restructuring provision reduced income before income taxes, net income and net income per common share on a diluted basis in fiscal 1998 by $2,040 million, $1,625 million and $1.68 per share, respectively. Of the total pretax charge for restructuring, $899 million relates to anticipated losses associated with the disposal of manufacturing and distribution facilities and $830 million relates to goodwill associated with the disposition of remaining assets from various prior business combinations. The remainder of the charge consists of $219 million for pension and social costs associated with employees impacted by facility disposals; $47 million for anticipated costs to close and dispose of idled facilities and $45 million for anticipated losses on the disposal of certain equity and cost method investments. Fiscal 1998 business segment operating results include charges for restructuring on a pretax and after-tax basis as follows (in millions): Sara Lee Foods—$208 and $133; Coffee and Tea—$71 and $46; Household and Body Care—$185 and $164; Foodservice—$2 and $1; and Branded Apparel—$1,574 and $1,281. Of the total after-tax charge of $1,625 million, 89% is non-cash and 11% requires cash outflows.

    Through October 2, 1999, 44 manufacturing and distribution facilities have been sold and 63 additional facilities have been closed. The Corporation expects to complete the restructuring by the year 2000, and it is anticipated that the remaining costs of the plan will be funded from internal sources and available borrowings. Operating costs were lowered in the first quarter of fiscal 2000 and fiscal 1999 by approximately $52 million and $32 million, respectively, primarily as a result of lower plant overhead, long-lived asset amortization expense and manufacturing efficiencies resulting from the restructuring actions. The Corporation expects the restructuring plan to generate increased savings in subsequent periods, growing to an annual savings of approximately $200 million in 2001. Savings from the planned actions are expected to be used for both business-building initiatives and profit improvement. A reconciliation of the restructuring reserves through October 2, 1999 is presented on page 16 of this document.

Financial Condition

    Net cash used in operating activities was $105 million in the quarter, compared to $44 million of cash generated from operations in the first quarter of fiscal 1999. The decline in operating cash flow was primarily due to the timing of payments to various trade creditors and increased receivable levels resulting from sales growth in the quarter.

    As of October 2, 1999 and July 3, 1999, the Corporation's current liabilities exceeded current assets by $654 million and $966 million, respectively. These working capital deficits result from the Corporation's continued emphasis on the management of trade receivables, payables and inventories, as well as the decision to finance a portion of its capital needs with short-term debt. The Corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. Unutilized revolving credit facilities were $1.6 billion as of October 2, 1999.

    Net cash used in investment activities was $225 million in the first quarter of fiscal 2000 compared to net cash generated from investment activities of $317 million in the comparable quarter of fiscal 1999. The Corporation received $501 million of cash from the sale of businesses and assets during the first quarter of fiscal 1999, primarily relating to the sale of the international tobacco business during the prior year first quarter and sales of assets as part of the on-going program to reduce the level of assets deployed in the business. Cash expenditures for purchases of businesses and property and equipment increased $48 million from the comparable period in the prior year.

    In fiscal 1998, the Corporation announced plans to repurchase $3 billion of its common stock over a three-year period. A total of $1.5 billion of Sara Lee Corporation common stock was repurchased in fiscal 1998 and $1.3 billion in fiscal 1999. During the first quarter of fiscal 2000, $71 million of common stock was reacquired. In addition, net cash of $382 million was received from long and short-term borrowing in the quarter, while in the comparable period of fiscal 1999, $35 million was used to reduce outstanding debt.

Year 2000 Readiness Disclosure

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

    The program has been developed with the help of independent consultants and consists of various steps to identify and evaluate Year 2000 issues and remediate systems that are not Year 2000 compliant. The Corporation's program to identify and evaluate Year 2000 readiness includes inventorying and testing systems that are commonly thought of as IT systems, such as computer systems and networks, as well as systems that are not commonly thought of as IT systems, such as automated production systems. Both IT and non-IT systems may contain imbedded technology or "chips" which complicates the Corporation's Year 2000 identification, evaluation, remediation and testing efforts. The Corporation has completed its inventory of IT and non-IT systems and has identified systems with Year 2000 exposures. The Corporation has also conducted systems reviews to determine the need for remediation efforts and is currently conducting testing and verifying compliance. In addition, third parties with whom there are systems interactions, including outsourced services, are being surveyed to determine Year 2000 compliance or the need for remediation efforts.

    Similarly, the Corporation has contacted and will continue to contact its significant suppliers, customers and service providers to determine the extent to which such entities are vulnerable to Year 2000 issues and whether the products and services purchased by or from such entities are Year 2000 compliant or are expected to be affected by Year 2000 issues. The Corporation is also assessing systemic Year 2000 risks in the various countries in which it operates. Progress against these plans is monitored and reported to management on a regular basis.

    As of the end of the first quarter of fiscal 2000, the Corporation had verified that substantially all of its worldwide systems were Year 2000 compliant, including mission critical systems that affect core business operations. The Corporation anticipates that remaining systems not tested or verified as of October 2, 1999, will be Year 2000 compliant prior to the end of the calendar year. In addition, the Corporation has developed or is developing specific contingency plans to address unexpected issues or circumstances beyond its control related to these remaining systems. The estimated cost of the Corporation's Year 2000 program is expected to be approximately $50 million in total, a substantial portion of which has been incurred to date. These costs have not had and are not expected to have a material effect on the Corporation's financial position, results of operations or cash flows in any of the years in which spending has occurred or is expected to occur. This expectation assumes that the Corporation will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers.

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

EURO

    On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one new common currency—the euro. The euro then began trading on currency exchanges and began to be used in certain business transactions. The transition period for the introduction of the euro occurs through June 2002. Beginning January 2002, new euro-denominated bills and coins will be issued. Simultaneously, legacy currencies will begin to be withdrawn from circulation with the completion of the withdrawal scheduled no later than June 30, 2002. Because of the significant concentration of sales and operating profits generated in the European Union, the Corporation has established plans to identify and address risks arising from the conversion to the new currency. These risks include, but are not limited to, converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased cross-border price and labor cost transparency, evaluating the Corporation's exposure to currency exchange risks during and following the transition period to the euro and determining the impact on the Corporation's processes for preparing and maintaining accounting and taxation records.

    The cost of the Corporation's program to address the euro conversion is not expected to be material. The Corporation believes it is taking appropriate steps to mitigate risks associated with the euro conversion. However, due to numerous uncertainties concerning the effects the euro currency may have on the Corporation's customers, suppliers and marketplaces in which the Corporation operates, the Corporation cannot reasonably estimate the effects one common European currency will have, if any, on the Corporation's financial condition or results of operations.

SARA LEE CORPORATION AND SUBSIDIARIES
Reconciliation Of Restructuring Reserves
As of October 2, 1999
(in millions)

	ORIGINAL RESTRUCTURING RESERVES	WRITEDOWN OF LONG-LIVED ASSETS TO NET REALIZABLE VALUE	RECOGNITION OF CURTAILMENT LOSS AND SPECIAL TERMINATION BENEFITS	CASH PAYMENTS	FOREIGN EXCHANGE IMPACTS	RESTRUCTURING RESERVES AS OF OCTOBER 2, 1999
Anticipated losses associated with disposal of long-lived assets	$1,729	$(1,729)	$—	$—	$—	$—
Pension and social costs(1)	219	—	(39)	(116)	—	64
Anticipated expenditures to close and dispose of idled facilities—includes non-cancelable lease obligations(2)	47	—	—	(36)	—	11
Anticipated losses associated with disposal of equity and cost method investments	45	(45)	—	—	—	—

	2,040	(1,774)	(39)	(152)	—	75
Foreign exchange impacts	—	—	—	—	(5)	(5)

Total restructuring reserves	$2,040	$(1,774)	$(39)	$(152)	$(5)	$70

(1)
The Corporation typically pays severance and termination benefits over time. $56 million of the $64 million remaining reserve relates to future cash payments due to individuals who previously have been severed.

(2)
The $11 million remaining reserve is primarily for exit costs associated with completed actions, including future cash payments related to leased facilities which have been exited.

PART II

ITEM 1—LEGAL PROCEEDINGS

    On December 22, 1998, the Corporation announced the recall of specific production lots of packaged meat products produced at its Zeeland, Michigan facility between July 1, 1998 and the date of the recall. This action was taken as a result of concerns that the specified products may contain listeria bacteria that can pose a health hazard. The Centers for Disease Control and Prevention ("CDC") has conducted an investigation into these concerns. On May 27, 1999, the CDC issued a public report linking the consumption of packaged meat products from the Zeeland, Michigan facility, which allegedly contained listeria, to 21 fatalities (15 adult deaths and 6 miscarriages) and approximately 100 illnesses in total. The Corporation is cooperating with pending government investigations into the matters alleged by the CDC. Thirteen lawsuits, including individual and class actions, have been filed against the Corporation involving thirteen deaths, and additional claims are expected. Although the outcome of the pending litigation cannot be determined with certainty, the Corporation believes that the pending litigation and expected claims should not have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 2—CHANGES IN SECURITIES

    On August 27, 1999, the Corporation issued 549,602 shares of its common stock in connection with a business acquisition in reliance on Section 4 (2) of the Securities Act of 1933.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The Registrant's 1999 Annual Meeting of Stockholders was held on October 28, 1999 in Chicago, Illinois ("Annual Meeting").

(b)
Not applicable

(c)
(i)  A total of 791,237,087 votes (86% of all votes entitled to vote at the Annual Meeting) were represented by proxy or ballot at the Annual Meeting. The stockholders of the Registrant were requested to elect 17 directors as nominated by management. All nominees were elected as indicated by the following voting tabulation:

Name	For	Withheld
Paul A. Allaire	779,567,539	11,669,548
Frans H.J.J. Andriessen	779,324,785	11,912,302
John H. Bryan	779,419,657	11,817,430
Duane L. Burnham	779,729,506	11,507,581
Charles W. Coker	779,706,098	11,530,989
James S. Crown	779,865,723	11,371,364
Willie D. Davis	778,858,202	12,378,885
Vernon E. Jordan, Jr.	761,977,968	29,259,119
James L. Ketelsen	778,965,152	12,271,935
Hans B. van Liemt	779,689,655	11,547,432
Joan D. Manley	779,351,307	11,885,780
C. Steven McMillan	779,138,585	12,098,502
Frank L. Meysman	779,855,217	11,381,870
Rozanne L. Ridgway	778,875,639	12,361,448
Judith A. Sprieser	779,676,294	11,560,793
Richard L. Thomas	779,430,369	11,806,718
John D. Zeglis	779,694,043	11,543,044

  (ii)
  The stockholders were requested to vote on a resolution to approve the Sara Lee Corporation 1999 Non-Employee Director Stock Plan. The resolution was adopted by the stockholders, as 720,094,071 votes were cast for the proposal, 63,100,678 votes were cast against the proposal, and 8,001,179 votes abstained. There were 41,159 broker non-votes.

  (iii)
  The stockholders were requested to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Corporation for its fiscal year 2000. The appointment of Arthur Andersen LLP was ratified by the stockholders, as 785,657,345 votes were cast for the proposal, 2,686,812 votes were cast against the proposal, and 2,892,930 votes abstained.

  (iv)
  Not applicable.

ITEM 5—OTHER INFORMATION

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

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number or Incorporated herein by Reference to
11	Computation of Net Income Per Common Share	21
12.1	Computation of Ratio of Earnings to Fixed Charges	22
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	23
27	Financial Data Schedule	24
(b)
Reports on Form 8-K

  On September 29, 1999, the Corporation filed a Current Report on Form 8-K with respect to its press release on that date relating to the Corporation's expectations of its first quarter fiscal 2000 results of operations. A copy of the Corporation's press release is attached as an exhibit to Form 8-K.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)
	By:	/s/ WAYNE R. SZYPULSKI Wayne R. Szypulski Vice President and Controller
DATE: November 11, 1999

QuickLinks

PART I

PART II
ITEM 1—LEGAL PROCEEDINGS
ITEM 2—CHANGES IN SECURITIES
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5—OTHER INFORMATION
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE