Form 10-Q
period 2000-01-01
LEE SARA CORP
filed 2000-02-10
CIK 23666

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3344

SARA LEE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-2089049 (IRS Employer Identification No.)
Three First National Plaza, Suite 4600, Chicago, Illinois (Address of principal executive offices)	60602-4260 (Zip Code)

(312) 726-2600
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On January 1, 2000, the Registrant had 888,433,675 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

The document contains 27 pages.

SARA LEE CORPORATION AND SUBSIDIARIES
INDEX

PART I
SARA LEE CORPORATION AND SUBSIDIARIES
Preface

    The consolidated financial statements for the thirteen and twenty-six weeks ended January 1, 2000 and December 26, 1998 and the balance sheet as of January 1, 2000 included herein have not been audited by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 1, 2000 and the results of operations and cash flows for the periods presented herein have been made. The results of operations for the thirteen and twenty-six weeks ended January 1, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets at January 1, 2000 and July 3, 1999
(in millions)

	January 1, 2000	July 3, 1999
ASSETS
Cash and equivalents	$303	$279
Trade accounts receivable, less allowances	2,021	1,744
Inventories:
Finished goods	1,807	1,710
Work in process	458	470
Materials and supplies	449	463

	2,714	2,643
Other current assets	372	321

Total current assets	5,410	4,987
Trademarks and other assets	575	533
Property, net	2,489	2,169
Intangible assets, net	2,944	2,832

	$11,418	$10,521

LIABILITIES AND EQUITY
Notes payable	$1,382	$1,167
Accounts payable	1,577	1,782
Accrued liabilities	2,663	2,668
Current maturities of long-term debt	319	336

Total current liabilities	5,941	5,953
Long-term debt	2,232	1,892
Deferred income taxes	123	62
Other liabilities	742	702
Minority interests in subsidiaries	616	613
ESOP convertible preferred stock	258	265
Unearned deferred compensation	(229)	(232)
Common stockholders' equity	1,735	1,266

	$11,418	$10,521

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the Thirteen and Twenty-Six Weeks Ended January 1, 2000 and December 26, 1998
(in millions, except per share data)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	January 1, 2000	December 26, 1998	January 1, 2000	December 26, 1998
Net sales	$5,330	$5,286	$10,280	$10,146

Cost of sales	3,202	3,175	6,257	6,195
Selling, general and administrative expenses	1,555	1,549	3,061	3,022
Interest expense	60	62	114	114
Interest income	(19)	(23)	(38)	(47)
Product recall charge	—	76	—	76
Gain on sale of business	—	—	—	(137)

	4,798	4,839	9,394	9,223

Income before income taxes	532	447	886	923
Income taxes	143	125	239	263

Net income	389	322	647	660
Preferred dividends, net of tax	3	3	6	6

Net income available for common stockholders	$386	$319	$641	$654

Net income per common share—basic	$0.44	$0.35	$0.73	$0.72

Average shares outstanding	886	908	884	910

Net income per common share—diluted	$0.42	$0.34	$0.70	$0.69

Average shares outstanding	924	955	922	956

Cash dividends per common share	$0.135	$0.125	$0.26	$0.24

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Common Stockholders' Equity
For the Period June 27, 1998 to January 1, 2000
(in millions, except per share data)

	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income (Loss)
Balances at June 27, 1998	$1,816	$614	$—	$2,036	$(50)	$(784)
Net income	660	—	—	660	—	—	$660
Translation adjustments, net of tax	173	—	—	—	—	173	173

Comprehensive income							$833

Cash dividends—
Common ($0.24 per share)	(219)	—	—	(219)	—	—
ESOP convertible preferred ($2.72 per share)	(10)	—	—	(10)	—	—
Stock issuances—
Business acquisitions	6	—	6	—	—	—
Stock option and benefit plans	70	4	66	—	—	—
Restricted stock, less amortization of $17	17	—	1	—	16	—
Reacquired shares	(543)	(12)	(129)	(402)	—	—
ESOP tax benefit	4	—	—	4	—	—
ESOP share redemption	35	2	33	—	—	—
Two-for-one stock split	—	609	—	(609)	—	—
Common stock par value change ($1.33 1/3 per share to $.01 per share)	—	(1,208)	1,208	—	—	—
Other	(13)	—	(13)	—	—	—

Balances at December 26, 1998	1,996	9	1,172	1,460	(34)	(611)
Net income	531	—	—	531	—	—	$531
Translation adjustments, net of tax	(334)	—	—	—	—	(334)	(334)
Unrealized gains on securities, net of tax	1	—	—	—	—	1	1
Minimum pension liability, net of tax	(62)	—	—	—	—	(62)	(62)

Comprehensive income							$136

Cash dividends—
Common ($0.25 per share)	(225)	—	—	(225)	—	—
ESOP convertible preferred ($2.72 per share)	(10)	—	—	(10)	—	—
Stock issuances—
Business acquisitions	3	—	3	—	—	—
Stock option and benefit plans	41	—	41	—	—	—
Restricted stock, less amortization of $11	(32)	—	(61)	—	29	—
Tax benefit related to incentive stock options	66	—	66	—	—	—
Reacquired shares	(736)	(1)	(735)	—	—	—
ESOP tax benefit	4	—	—	4	—	—
ESOP share redemption	5	1	4	—	—	—
Other	18	—	18	—	—	—

Balances at July 3, 1999	1,266	9	508	1,760	(5)	(1,006)
Net income	647	—	—	647	—	—	$647
Translation adjustments, net of tax	(30)	—	—	—	—	(30)	(30)
Unrealized losses on securities, net of tax	(1)	—	—	—	—	(1)	(1)

Comprehensive income							$616

Cash dividends—
Common ($0.26 per share)	(230)	—	—	(230)	—	—
ESOP convertible preferred ($2.72 per share)	(10)	—	—	(10)	—	—
Stock issuances—
Business acquisitions	257	—	257	—	—	—
Stock option and benefit plans	42	—	42	—	—	—
Restricted stock, less amortization of $9	(11)	—	(5)	—	(6)	—
Tax benefit related to incentive stock options	28	—	28	—	—	—
Reacquired shares	(239)	—	(239)	—	—	—
ESOP tax benefit	4	—	—	4	—	—
ESOP share redemption	7	—	7	—	—	—
Other	5	—	5	—	—	—

Balances at January 1, 2000	$1,735	$9	$603	$2,171	$(11)	$(1,037)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Twenty-Six Weeks Ended January 1, 2000 and December 26, 1998
(in millions)

	TWENTY-SIX WEEKS ENDED
	January 1, 2000	December 26, 1998
OPERATING ACTIVITIES—
Net income	$647	$660
Adjustments for non-cash charges included in net income:
Depreciation	202	189
Amortization of intangibles	98	91
Increase in deferred income taxes	41	15
Product recall charge	—	76
Gain on sale of business	—	(137)
Other	(15)	36
Changes in current assets and liabilities, excluding businesses acquired and sold	(509)	(382)

Net cash from operating activities	464	548

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(252)	(206)
Acquisitions of businesses and investments	(411)	(201)
Dispositions of businesses	19	407
Sales of assets	17	142
Other	4	2

Net cash (used in) from investment activities	(623)	144

FINANCING ACTIVITIES—
Issuances of common stock	42	70
Purchases of common stock	(239)	(543)
Borrowings of long-term debt	570	17
Repayments of long-term debt	(259)	(220)
Short-term borrowings, net	328	236
Payments of dividends	(240)	(229)

Net cash from (used in) financing activities	202	(669)

Effect of changes in foreign exchange rates on cash	(19)	14

Increase in cash and equivalents	24	37
Cash and equivalents at beginning of year	279	273

Cash and equivalents at end of quarter	$303	$310

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(223)	$(111)
Decrease in inventories	75	208
(Increase) in other current assets	(37)	(99)
(Decrease) in accounts payable	(348)	(388)
Increase in accrued liabilities	24	8

Changes in current assets and liabilities	$(509)	$(382)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.
On December 22, 1998, the Corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain listeria bacteria. The estimated cost of this action was recognized in the second quarter of fiscal 1999, and reduced income before taxes, net income and diluted earnings per share in the twenty-six weeks ended December 26, 1998 by $76 million, $50 million and $.05 per share, respectively. The recall charge recognized the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the Corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions. Substantially all of the product and inventory subject to the recall was subsequently destroyed. The actual costs of the inventory destroyed and related disposition costs were consistent with prior estimates.

2.
In the first quarter of fiscal 1999, as part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment related primarily to its international tobacco operations. The Corporation received cash proceeds of $386 million in connection with the sale and recognized a pretax gain of $137 million which increased net income by $97 million or $.10 per common share on a diluted basis in the twenty-six weeks ended December 26, 1998.

3.
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity.

SARA LEE CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Results of Operations
and Financial Condition

    The following is a discussion of the results of operations for the second quarter and first six months of fiscal 2000 compared to the second quarter and first six months of fiscal 1999, and a discussion of the changes in financial condition during the first six months of fiscal 2000.

Results of Operations

Comparison of Second Quarter Fiscal 2000 to Second Quarter Fiscal 1999

    Operating results by business segment in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 were as follows:

	THIRTEEN WEEKS ENDED
	Sales		Operating Income(1)(2)
	Jan. 1, 2000	Dec. 26, 1998	Jan. 1, 2000	Dec. 26, 1998
	(in millions)
Sara Lee Foods	$1,397	$1,452	$129	$89
Coffee & Tea	779	731	125	111
Household and Body Care	537	519	77	66
Foodservice	696	660	24	22
Branded Apparel	1,961	1,961	244	224

Total business segments	5,370	5,323	599	512
Intersegment sales	(40)	(37)	—	—

Net sales and operating income	$5,330	$5,286	$599	$512

	Pretax Income(1)(2)		Net Income(2)
	Jan. 1, 2000	Dec. 26, 1998	Jan. 1, 2000	Dec. 26, 1998
Sara Lee Foods	$121	$82	$78	$50
Coffee & Tea	121	107	88	76
Household and Body Care	70	59	46	38
Foodservice	22	20	14	13
Branded Apparel	224	205	183	161

Total business segments	558	473	409	338
Unallocated corporate expense	(26)	(26)	(20)	(16)

Pretax income and net income	$532	$447	$389	$322

(1)
The difference between operating and pretax income for each business segment is net interest expense. The Corporation's net interest expense is allocated to each segment based on the average invested capital of each business.

(2)
Reported results include the fiscal 1999 product recall charge. This item is discussed elsewhere in Management's Discussion and Analysis of Results of Operations.

Consolidated Results—Second Quarter Fiscal 2000 Compared with Second Quarter Fiscal 1999

    Consolidated net sales increased 0.9% over the year ago quarter. Businesses acquired net of businesses sold subsequent to the start of the second quarter of last fiscal year increased reported sales by 4.0%. The strengthening of the U.S. dollar in relation to key foreign currencies had the effect of reducing reported sales by 3.2%. As a result, on a comparable basis, excluding the impacts of acquisitions, dispositions and changes in foreign currency exchange rates, sales were essentially flat, increasing 0.1%, in relation to the year ago quarter. Sales growth in the Household and Body Care and Foodservice segments was offset by declines in the Sara Lee Foods and Coffee and Tea segments, when measured on a comparable basis. Branded Apparel comparable sales were flat in the quarter.

    The gross profit margin of 39.9% was unchanged in the second quarter of fiscal 2000 compared with the year ago quarter. Higher gross profit margins in the Coffee and Tea, Household and Body Care, Foodservice and Branded Apparel segments were offset by declines in Sara Lee Foods. Selling, general and administrative expenses increased 0.4% over the same quarter last year.

    On December 22, 1998, the Corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain listeria bacteria. The estimated cost of this action was recognized in the second quarter of fiscal 1999, and reduced income before income taxes, net income and diluted earnings per share by $76 million, $50 million and $.05 per share, respectively. The recall charge recognized the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the Corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions.

    Operating income, excluding the product recall charge, increased 2.0% to $599 million in the quarter. The increase reflects the profit impact from the reported net sales increase in the quarter, offset by slightly higher selling, general and administrative spending. Operating income improvements in the Coffee and Tea, Household and Body Care, Foodservice and Branded Apparel segments contributed to the increase. Businesses acquired net of businesses sold subsequent to the start of the second quarter of last fiscal year increased operating income by 1.8%. Changes in foreign currency exchange rates had the effect of reducing reported operating income by 3.0%. As a result, on a comparable basis, excluding the impacts of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 3.2%.

    Net interest expense increased $2 million to $41 million due to higher levels of outstanding debt in the quarter from the year ago period. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, were unchanged at $26 million in the quarter.

    Excluding the product recall charge noted above, income before income taxes increased 2.0%. The effective tax rate decreased from 29.0% to 27.0% of pretax income in the quarter, primarily as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Net income increased 4.8% to $389 million and diluted earnings per share increased 7.7%. Earnings per share increased at a rate in excess of net income because of fewer average shares outstanding during the period. Including the fiscal 1999 product recall charge, income before income taxes, net income, and diluted earnings per share improved 19.3%, 20.9% and 23.5%, respectively in the quarter.

Operating Results by Business Segment—Second Quarter Fiscal 2000 Compared
with Second Quarter Fiscal 1999

    Net sales in the Sara Lee Foods segment declined 3.7% in the quarter, reflecting lower unit volumes in both the Packaged Meats and Bakery operations. Excluding acquisitions, Packaged Meats unit volumes were down 7% from the year ago quarter; volumes were down 5% including acquisitions. These volume declines were due largely to the continued effects of the business disruption caused by the fiscal 1999 recall of packaged meat products produced at the Corporation's Bil Mar Foods plant in Zeeland, Michigan, which resulted in the temporary closure of that plant, and the decision by the Corporation to undertake various plant reconfigurations and institute additional processing procedures aimed at enhancing food safety. These actions have temporarily constrained capacity in the packaged meats businesses. Unit volumes were also negatively impacted by higher commodity costs in the quarter. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, were down 10%, as gains in the retail bakery category were offset by declines in the bakery-deli channel in the U.S. and by declines in Europe. Including acquisitions, Bakery volumes declined 8% in the quarter. The strengthening of the U.S. dollar in relation to key foreign currencies decreased reported segment sales by 2.4%. Excluding the impacts of acquisitions, dispositions, and changes in foreign currencies, sales in the Sara Lee Foods segment declined 2.6%.

    Excluding the fiscal 1999 product recall charge, operating income in the Sara Lee Foods segment declined 21.2% in the quarter. This decline reflects the profit impacts of lower segment sales volumes and higher costs in the packaged meats businesses caused principally by the December 1998 product recall and significantly higher commodity costs in the quarter. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income declined 19.9%. Pretax income decreased 23.0% to $121 million, resulting from the operating income decline and an increase in the segment's net interest expense allocation. The effective tax rate in Sara Lee Foods declined to 36% and net income declined 21.8% to $78 million.

    Net sales in the Coffee and Tea segment increased 6.6%. Excluding the impact of businesses acquired net of businesses sold subsequent to the start of the second quarter of the previous fiscal year, sales declined 9.8%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 8.4%. Thus, on a comparable basis, sales declined 1.4%, largely reflecting lower prices to customers as a result of declines in commodity coffee costs. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 3%. Including sales contributed from recently acquired coffee businesses, unit volumes increased 34%.

    Operating income for the Coffee and Tea segment increased 12.3%, reflecting a strong gross profit improvement in the quarter. Excluding the impact of businesses acquired within the last twelve months, and the negative impact of currency resulting from the strengthening of the U.S. dollar in the quarter, operating income increased 16.1% from the year ago period. Segment net income improved 13.9% to $88 million, reflecting the operating income improvement noted above, and a reduction in the effective tax rate of the segment to 27.4% of pretax income from 28.5% in the year ago quarter.

    Net sales in the Household and Body Care segment increased 3.3% while operating income improved 17.3%. The operating income increase resulted principally from improved sales volumes and a strong gross profit improvement in the quarter. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 5.7% and 4.3%, respectively. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 6.4% and 21.7%, respectively. Unit volumes for this segment's four core categories—shoe care, body care, insecticides and air fresheners—increased 13% in the quarter including acquisitions, with each category reporting growth. Excluding acquisitions, unit volumes increased 11%. Pretax income increased 21.5% and net income increased 22.9% to $46 million, as the effective tax rate of the segment was reduced to 33.8%.

    Net sales in the Foodservice segment increased 5.5% including the impact of acquisitions and 3.0% excluding acquisitions. Excluding acquisitions, unit volumes increased 1%. Including sales from recently completed acquisitions, unit volumes grew 4%. Operating income increased 10.3% to $24 million. These results benefited from an improved customer mix and continued focus on cost containment. Pretax income improved 10.7% over the year ago period, and net income increased 12.0% to $14 million, as the effective tax rate of the Foodservice segment declined to 35.8%.

    Branded Apparel sales of $1,961 million were flat with the year ago quarter, while operating income increased 8.8%. Operating income was favorably impacted by increased unit volumes, improved gross profit margins and continued operating cost declines resulting from the Corporation's restructuring program. The impact on reported sales of businesses acquired, net of businesses sold was offset by the negative impact of exchange rate changes resulting from the strengthening of the U.S. dollar in the quarter. As a result, on a comparable basis, sales increased 0.1%. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income increased 7.4%. Worldwide Knit Products unit sales increased 4% over the year ago quarter, excluding acquisitions. These unit volume results included 5% and 2% gains in the underwear and activewear categories, respectively. Including acquisitions, Knit Products unit sales increased 8%, including a 10% gain in the underwear category. Intimate Apparel unit sales declined 1% in the quarter, when compared to a strong 16% unit sales increase in the year ago quarter. Unit volumes for Worldwide Legwear improved 3%, combining a 7% increase in sock unit sales with a 1% increase in sheer hosiery volumes.

    Pretax income in the Branded Apparel segment improved 9.2% in the quarter, reflecting the operating income improvement noted above. The effective tax rate of the Branded Apparel segment declined from 21.4% to 18.5%, resulting primarily from increased earnings in certain foreign jurisdictions that had lower tax rates. Segment net income increased 13.3% to $183 million as a result of improved operating and pretax income, and the lower effective tax rate.

Comparison of First Six Months of Fiscal 2000 to First Six Months of Fiscal 1999

    Operating results by business segment in the first six months of fiscal 2000 compared to the first six months of fiscal 1999 were as follows:

	TWENTY-SIX WEEKS ENDED
	Sales		Operating Income(1)(2)
	Jan. 1, 2000	Dec. 26, 1998	Jan. 1, 2000	Dec. 26, 1998
	(in millions)
Sara Lee Foods	$2,617	$2,783	$214	$179
Coffee & Tea	1,378	1,339	225	352
Household and Body Care	1,043	970	128	110
Foodservice	1,407	1,328	51	46
Branded Apparel	3,910	3,798	404	373

Total business segments	10,355	10,218	1,022	1,060
Intersegment sales	(75)	(72)	—	—

Net sales and operating income	$10,280	$10,146	$1,022	$1,060

	Pretax Income(1)(2)		Net Income(2)
	Jan. 1, 2000	Dec. 26, 1998	Jan. 1, 2000	Dec. 26, 1998
Sara Lee Foods	$200	$168	$128	$104
Coffee & Tea	218	345	158	247
Household and Body Care	115	97	76	63
Foodservice	47	43	30	27
Branded Apparel	366	340	299	267

Total business segments	946	993	691	708
Unallocated corporate expense	(60)	(70)	(44)	(48)

Pretax income and net income	$886	$923	$647	$660

(1)
The difference between operating and pretax income for each business segment is net interest expense. The Corporation's net interest expense is allocated to each segment based on the average invested capital of each business.

(2)
Fiscal 1999 reported results include the product recall charge and gain on sale of the Corporation's tobacco operations. These items are discussed elsewhere in Management's Discussion and Analysis of Results of Operations.

Consolidated Results—First Six Months of Fiscal 2000 Compared With
First Six Months of Fiscal 1999

    Consolidated net sales increased 1.3% over the year ago period. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased reported sales by 2.9%. The strengthening of the U.S. dollar relative to key foreign currencies had the effect of reducing reported sales by 2.3%. As a result, on a comparable basis, excluding the impacts of acquisitions, dispositions and changes in foreign currency exchange rates, sales increased 0.7% over the same period in the prior year. Sales growth in the Household and Body Care, Foodservice, and Branded Apparel segments was offset by declines in the Sara Lee Foods and Coffee and Tea segments, when measured on a comparable basis.

    The gross profit margin was 39.1% in fiscal 2000 compared with 38.9% in the first six months of fiscal 1999. Higher gross profit margins in the Coffee and Tea, Household and Body Care, Foodservice and Branded Apparel segments were responsible for the increase. Gross profit margins in Sara Lee Foods declined from the year ago period. Selling, general and administrative expenses increased 1.3% over the same period last year.

    As noted previously, in December 1998, the Corporation recorded a pretax charge to provide for the estimated costs of a voluntary product recall relating to selected packaged meat products. The charge reduced pretax income for the six months ended December 26, 1998 by $76 million and net income by $50 million or $.05 per share on a diluted basis.

    In the first quarter of fiscal 1999, as part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment related primarily to its international tobacco operations. The Corporation received cash proceeds of $386 million and recognized a pretax gain of $137 million, which increased net income by $97 million or $.10 per common share on a diluted basis in the six months ended December 26, 1998.

    Excluding the fiscal 1999 product recall charge and gain on sale of the Corporation's tobacco operations, operating income increased 2.4% in the period, reflecting the sales and gross profit margin improvements noted above. Excluding the impact of acquisitions and divestitures completed subsequent to the start of last fiscal year, operating income increased 0.9%. Changes in foreign currency exchange rates had the effect of reducing operating income by 2.2%. As a result, on a comparable basis, excluding the impacts of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 3.1%.

    Net interest expense increased $9 million to $76 million due to higher outstanding debt levels in the period in relation to the prior year. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, declined $10 million to $60 million from the year ago six months. Lower corporate office administrative costs and favorable currency movements contributed to the reduction.

    Income before income taxes increased 2.8%, excluding the unusual items noted above. The effective tax rate decreased from 29.0% to 27.0% of pretax income in the period, primarily as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Net income increased 5.7% to $647 million and diluted earnings per share increased 9.4%. Earnings per share increased at a rate in excess of net income because of fewer average shares outstanding during the period. Including the fiscal 1999 product recall charge and tobacco sale gain, income before income taxes and net income declined 4.0% and 1.9%, respectively; and diluted earnings per share increased 1.4%.

Operating Results By Business Segment—First Six Months of Fiscal 2000 Compared With
First Six Months of Fiscal 1999

    The following discussion comparing business segment performance for the first six months of fiscal 2000 with the first six months of fiscal 1999 excludes the fiscal 1999 product recall charge and gain on sale of the international tobacco operations.

    Net sales in the Sara Lee Foods segment declined in the period by 5.9%, reflecting unit sales declines in the segment's Packaged Meats and Bakery operations. These volume declines were due largely to the business disruption caused by the December 1998 recall of packaged meat products produced at the Corporation's Bil Mar Foods plant in Zeeland, Michigan, and the resulting temporary closure of that plant, and the decision by the Corporation to undertake various plant reconfigurations and institute additional processing procedures aimed at enhancing food safety. These actions have temporarily constrained capacity in the packaged meats businesses. Excluding acquisitions, Packaged Meats unit volumes were down 9% from the year ago period. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, were down 9% as well, as gains in the retail and fresh-baked categories were offset by declines in the bakery-deli channel in the U.S. and by declines in Europe. Including acquisitions, Bakery volumes declined 8% in the period. Excluding the impacts of acquisitions, dispositions, and changes in foreign currencies, sales in the Sara Lee Foods segment declined 5.0%.

    Operating income in the Sara Lee Foods segment declined 15.9% in the period, reflecting the profit impacts of lower segment sales volumes and higher costs in the packaged meats businesses caused principally by the December 1998 product recall and significantly higher commodity costs during much of the six month period. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income declined 14.7%. Pretax income decreased 17.7% to $200 million, resulting from the operating income decline and an increase in the segment's net interest expense allocation. The effective tax rate in the Sara Lee Foods segment declined to 36.0% and net income declined 16.4% to $128 million.

    Net sales in the Coffee and Tea segment increased 3.0%. Excluding the impact of businesses acquired subsequent to the start of the prior fiscal year, sales declined 9.1%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 6.7% in the period. Thus, on a comparable basis, sales declined 2.4%, largely reflecting lower prices to customers as a result of declines in commodity coffee costs. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 2%. Unit volumes grew 25% including sales contributed from recently acquired coffee businesses.

    Operating income for the Coffee and Tea segment increased 4.6%. Excluding the operating income contributed by recently acquired businesses and the negative impact of currency resulting from the strengthening of the U.S. dollar in the period, operating income increased 8.3% from the year ago period. Segment net income improved 5.9% to $158 million, reflecting the operating income increase noted above, in addition to the reduction in the effective tax rate of the segment to 27.4% of pretax income from 28.5% in the year ago period.

    Net sales in the Household and Body Care segment increased 7.5% while operating income improved 16.7%. The operating income increase resulted principally from improved sales volumes and a strong gross profit improvement in the period. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 3.9% and 3.1%, respectively. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 8.4% and 19.1%, respectively. Unit volumes for this segment's four core categories—shoe care, body care, insecticides and air fresheners—increased 16% in the period including acquisitions, with each category reporting growth. Excluding acquisitions, unit volumes increased 13%. Pretax income increased 18.7% and net income increased 20.1% to $76 million, as the effective tax rate of the segment was reduced to 33.8%.

    Net sales in the Foodservice segment increased 6.0% including the impact of acquisitions and 4.4% excluding acquisitions. Excluding acquisitions, unit volumes increased 3%. Including sales from recently completed acquisitions, unit volumes grew 5%. Operating income increased 11.1% to $51 million. These results benefited from an improved customer mix and continued focus on cost containment. Pretax income improved 10.0% over the year ago period, and net income increased 11.3% to $30 million, as the effective tax rate of this segment declined to 35.8%.

    Branded Apparel sales and operating income increased 2.9% and 8.3%, respectively in the period. Operating income was favorably impacted by improved gross margins and continued operating cost declines resulting from the Corporation's restructuring program. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, sales increased 2.7% and operating income increased 6.6%. Worldwide Knit Products unit sales increased 9% over the year ago period excluding acquisitions. These unit volume results include 10% and 6% gains in the underwear and activewear categories, respectively. Including acquisitions, Knit Products unit sales increased 11%. Intimate Apparel unit sales increased 6%, with continued strength in the U.S. market. Unit volumes for Worldwide Legwear decreased 1%, combining a 3% increase in sock unit sales with a 2% decline in sheer hosiery volumes.

    Pretax income in the Branded Apparel segment improved 7.8% in the period. This increase was the result of the operating income improvement noted above offset by an increase in the net interest expense allocated to this business segment. The Branded Apparel business has approximately 50% of the total invested capital of the Corporation and has been allocated that portion of the increase in net interest expense. The effective tax rate of the Branded Apparel segment declined from 21.4% to 18.5%, resulting primarily from increased earnings in certain foreign jurisdictions that had lower tax rates. Segment net income increased 11.8% to $299 million as a result of the improved operating and pretax income, and the lower effective tax rate.

Fiscal 1998 Restructuring

    As of January 1, 2000, the Corporation had completed the actions planned under its fiscal 1998 restructuring program. A total of 116 manufacturing and distribution facilities were closed under this program and substantially all of the owned facilities have been sold. Operating costs were lowered in the first half of fiscal 2000 and fiscal 1999 by $107 million and $65 million, respectively, primarily as a result of lower plant overhead, long-lived asset amortization expense and manufacturing efficiencies resulting from the restructuring actions. The anticipated annual savings from the restructuring effort are expected to be approximately $200 million in 2001. A reconciliation of the restructuring reserves through January 1, 2000 is presented on page 19 of this document.

Financial Condition

    Net cash from operating activities was $464 million during the first six months of fiscal 2000, compared to $548 million of cash generated from operations in the comparable period of fiscal 1999. The reduction in operating cash flow in fiscal 2000 was primarily due to increased receivable levels and lower declines in inventories during the period in comparison to the prior year.

    As of January 1, 2000 and July 3, 1999, the Corporation's current liabilities exceeded current assets by $531 million and $966 million, respectively. These working capital deficits result from the Corporation's continued emphasis on the management of trade receivables, payables and inventories, as well as the decision to finance a portion of its capital needs with short-term debt. The Corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. Unutilized revolving credit facilities were $1.8 billion as of January 1, 2000.

    Net cash used in investment activities was $623 million in the first six months of fiscal 2000 compared to net cash generated from investment activities of $144 million in the comparable period of fiscal 1999. The increased usage in fiscal 2000 was due to lower proceeds from the disposition of businesses and a $256 million increase in cash expenditures for purchases of businesses and property and equipment versus the comparable period in the prior year.

    In fiscal 1998, the Corporation announced plans to repurchase $3 billion of its common stock over a three-year period. A total of $1.5 billion of common stock was repurchased in fiscal 1998; $1.3 billion was repurchased in fiscal 1999; and $239 million was repurchased during the first six months of fiscal 2000, thus completing the repurchase plan. On January 27, 2000, the Corporation's Board of Directors voted to increase the number of shares authorized for repurchase by 50 million shares, increasing the total number of shares of Sara Lee common stock authorized for repurchase to more than 70 million.

    Net cash of $639 million was received from long and short-term borrowings in the period, while in the comparable period of fiscal 1999, $33 million was generated from these sources.

Year 2000 Readiness Disclosure

    In January 1996, the Corporation initiated a program to address the Year 2000 information technology issues that could have affected its operations. In summary, the Year 2000 issue resulted from programmed code within computer applications, including devices with imbedded technology, using only the last two digits to refer to a year rather than all four of the year's digits. As a result, these applications could have failed or created erroneous results to the extent that "00" was not recognized as the year 2000. The Corporation's Year 2000 program was designed to identify and evaluate Year 2000 issues and remediate systems that were not Year 2000 compliant.

    Prior to the end of calendar 1999, the Corporation had verified that its worldwide systems were Year 2000 compliant, including its mission critical systems that affected core business operations. The total cost of the Corporation's Year 2000 program was approximately $50 million. These costs did not have a material effect on the Corporation's financial position, results of operations or cash flows in any of the years in which spending occurred.

    Although the Corporation has not experienced any significant Year 2000 problems through the date of this report, uncertainties remain relating to whether Year 2000 issues may arise in the future. In the event that Year 2000 issues do arise, the Corporation's previously developed Year 2000 contingency plans remain in place and are available.

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

SARA LEE CORPORATION AND SUBSIDIARIES
Reconciliation Of Restructuring Reserves
As of January 1, 2000
(in millions)

	ORIGINAL RESTRUCTURING RESERVES	WRITEDOWN OF LONG-LIVED ASSETS TO NET REALIZABLE VALUE	RECOGNITION OF CURTAILMENT LOSS AND SPECIAL TERMINATION BENEFITS	CASH PAYMENTS	FOREIGN EXCHANGE IMPACTS	RESTRUCTURING RESERVES AS OF JANUARY 1, 2000
Losses associated with disposal of long-lived assets	$1,729	$(1,729)	$—	$—	$—	$—
Pension and social costs(1)	219	—	(39)	(156)	—	24
Expenditures to close and dispose of idled facilities—includes non-cancelable lease obligations(2)	47	—	—	(38)	—	9
Losses associated with disposal of equity and cost method investments	45	(45)	—	—	—	—

	2,040	(1,774)	(39)	(194)	—	33
Foreign exchange impacts	—	—	—	—	(8)	(8)

Total restructuring reserves	$2,040	$(1,774)	$(39)	$(194)	$(8)	$25

(1)
The Corporation typically pays severance and termination benefits over time. The $24 million remaining reserve relates to future cash payments due to individuals who previously have been severed.

(2)
The $9 million remaining reserve is for exit costs associated with completed actions, including future cash payments related to leased facilities which have been exited.

PART II
ITEM 1—LEGAL PROCEEDINGS

    On December 22, 1998, the Corporation announced the recall of specific production lots of packaged meat products produced at its Zeeland, Michigan facility between July 1, 1998 and the date of the recall. This action was taken as a result of concerns that the specified products may contain listeria bacteria that can pose a health hazard. The Centers for Disease Control and Prevention ("CDC") has conducted an investigation into these concerns. On May 27, 1999, the CDC issued a public report linking the consumption of packaged meat products from the Zeeland, Michigan facility, which allegedly contained listeria, to 21 fatalities (15 adult deaths and 6 miscarriages) and approximately 100 illnesses in total. The Corporation is cooperating with pending government investigations into the matters alleged by the CDC. Twenty-four lawsuits, including individual and class actions, have been filed against the Corporation involving thirteen deaths, and additional claims are expected. Although the outcome of the pending litigation cannot be determined with certainty, the Corporation believes that the pending litigation and expected claims should not have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 5—OTHER INFORMATION

    From time to time, in oral statements and written reports, including this report, the Corporation discusses its expectations regarding future performance by making certain "forward-looking statements". These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Corporation's ability to achieve its stated goals are the following: (i) the effect on future revenues and expenses of the Corporation's December 1998 voluntary recall of certain packaged meat products and the governmental investigations and litigation arising therefrom; (ii) the Corporation's ability to realize forecasted savings, as well as improvements in productivity and efficiency, from its restructuring and other programs; (iii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Corporation's products; (iv) fluctuations in the cost and availability of various raw materials; (v) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; and (vi) the Corporation's ability to successfully integrate acquisitions into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value. In addition, the Corporation's results may be affected by general factors, such as economic conditions, political developments, currency exchange rates including the impact of the conversion to the euro currency, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Corporation in markets where it competes.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits (numbered in accordance with Item 601 of Regulation S-K)
Exhibit Number	Description	Page Number Incorporated herein by Reference to
11	Computation of Net Income Per Common Share	23
12.1	Computation of Ratio of Earnings to Fixed Charges	25
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	26
27	Financial Data Schedule	27

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

DATE: February 10, 2000

QuickLinks

SARA LEE CORPORATION AND SUBSIDIARIES INDEX
PART I SARA LEE CORPORATION AND SUBSIDIARIES Preface

SARA LEE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets at January 1, 2000 and July 3, 1999 (in millions)
SARA LEE CORPORATION AND SUBSIDIARIES Consolidated Statements of Income For the Thirteen and Twenty-Six Weeks Ended January 1, 2000 and December 26, 1998 (in millions, except per share data)

SARA LEE CORPORATION AND SUBSIDIARIES Consolidated Statements of Common Stockholders' Equity For the Period June 27, 1998 to January 1, 2000 (in millions, except per share data)

SARA LEE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Twenty-Six Weeks Ended January 1, 2000 and December 26, 1998 (in millions)
SARA LEE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Results of Operations and Financial Condition

SARA LEE CORPORATION AND SUBSIDIARIES Reconciliation Of Restructuring Reserves As of January 1, 2000 (in millions)

PART II ITEM 1—LEGAL PROCEEDINGS
ITEM 5—OTHER INFORMATION
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE