Form 10-Q
period 2000-04-01
LEE SARA CORP
filed 2000-05-12
CIK 23666

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On April 1, 2000, the Registrant had 869,567,275 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

The document contains 26 pages.

SARA LEE CORPORATION AND SUBSIDIARIES

INDEX

PART I—
FINANCIAL STATEMENTS—
Preface	3
Condensed Consolidated Balance Sheets—
At April 1, 2000 and July 3, 1999	4
Consolidated Statements of Income—
For the thirteen and thirty-nine weeks ended April 1, 2000 and March 27, 1999	5
Consolidated Statements of Common Stockholders' Equity—
For the period June 27, 1998 to April 1, 2000	6
Consolidated Statements of Cash Flows—
For the thirty-nine weeks ended April 1, 2000 and March 27, 1999	7
Notes to Consolidated Financial Statements	8
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	9
PART II—
ITEM 1.—LEGAL PROCEEDINGS	19
ITEM 5.—OTHER INFORMATION	19
ITEM 6.—EXHIBITS AND REPORTS ON FORM 8-K	20
SIGNATURE	21
EXHIBIT 11—Computation of Net Income Per Common Share	22
EXHIBIT 12.1—Computation of Ratio of Earnings to Fixed Charges	24
EXHIBIT 12.2—Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	25
EXHIBIT 27—Financial Data Schedule	26

PART I

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

    The consolidated financial statements for the thirteen and thirty-nine weeks ended April 1, 2000 and March 27, 1999 and the balance sheet as of April 1, 2000 included herein have not been audited by independent public accountants, but, in the opinion of Sara Lee Corporation ("Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 1, 2000 and the results of operations and cash flows for the periods presented herein have been made. The results of operations for the thirteen and thirty-nine weeks ended April 1, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

    The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended July 3, 1999.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at April 1, 2000 and July 3, 1999

(in millions)

	April 1, 2000	July 3, 1999
ASSETS
Cash and equivalents	$297	$279
Trade accounts receivable, less allowances	1,881	1,744
Inventories:
Finished goods	1,911	1,710
Work in process	481	470
Materials and supplies	503	463

	2,895	2,643
Other current assets	333	321

Total current assets	5,406	4,987
Trademarks and other assets	656	533
Property, net	2,488	2,169
Intangible assets, net	2,887	2,832

	$11,437	$10,521

LIABILITIES AND EQUITY
Notes payable	$1,654	$1,167
Accounts payable	1,591	1,782
Accrued liabilities	2,676	2,668
Current maturities of long-term debt	381	336

Total current liabilities	6,302	5,953
Long-term debt	2,163	1,892
Deferred income taxes	151	62
Other liabilities	724	702
Minority interests in subsidiaries	622	613
ESOP convertible preferred stock	258	265
Unearned deferred compensation	(229)	(232)
Common stockholders' equity	1,446	1,266

	$11,437	$10,521

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen and Thirty-Nine Weeks Ended April 1, 2000 and March 27, 1999

(in millions, except per share data)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	April 1, 2000	March 27, 1999	April 1, 2000	March 27, 1999
Net sales	$4,881	$4,664	$15,161	$14,810

Cost of sales	3,001	2,818	9,258	9,013
Selling, general and administrative expenses	1,477	1,466	4,538	4,488
Interest expense	61	59	175	173
Interest income	(17)	(24)	(55)	(71)
Product recall charge	—	—	—	76
Gain on sale of business	—	—	—	(137)

	4,522	4,319	13,916	13,542

Income before income taxes	359	345	1,245	1,268
Income taxes	97	100	336	363

Net income	262	245	909	905
Preferred dividends, net of tax	3	3	9	9

Net income available for common stockholders	$259	$242	$900	$896

Net income per common share—basic	$0.30	$0.27	$1.02	$0.99

Average shares outstanding	878	903	881	908

Net income per common share—diluted	$0.29	$0.26	$0.99	$0.95

Average shares outstanding	911	947	916	953

Cash dividends per common share	$0.135	$0.125	$0.395	$0.365

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders' Equity

For the Period June 27, 1998 to April 1, 2000

(in millions, except per share data)

	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balances at June 27, 1998	$1,816	$614	$—	$2,036	$(50)	$(784)
Net income	905	—	—	905	—	—	$905
Translation adjustments, net of tax	(28)	—	—	—	—	(28)	(28)

Comprehensive income							$877

Cash dividends—
Common ($0.365 per share)	(332)	—	—	(332)	—	—
ESOP convertible preferred ($4.08 per share)	(15)	—	—	(15)	—	—
Stock issuances—
Business acquisitions	9	—	9	—	—	—
Stock option and benefit plans	88	4	84	—	—	—
Restricted stock, less amortization of $24	8	—	(24)	—	32	—
Reacquired shares	(810)	(12)	(396)	(402)	—	—
ESOP tax benefit	6	—	—	6	—	—
ESOP share redemption	35	2	33	—	—	—
Two-for-one stock split	—	609	—	(609)	—	—
Common stock par value change ($1.33 1/3 per share to $.01 per share)	—	(1,208)	1,208	—	—	—
Other	5	—	5	—	—	—

Balances at March 27, 1999	1,687	9	919	1,589	(18)	(812)
Net income	286	—	—	286	—	—	$286
Translation adjustments, net of tax	(133)	—	—	—	—	(133)	(133)
Unrealized gains on securities, net of tax	1	—	—	—	—	1	1
Minimum pension liability, net of tax	(62)	—	—	—	—	(62)	(62)

Comprehensive income							$92

Cash dividends—
Common ($0.125 per share)	(112)	—	—	(112)	—	—
ESOP convertible preferred ($1.36 per share)	(5)	—	—	(5)	—	—
Stock issuances—
Stock option and benefit plans	23	—	23	—	—	—
Restricted stock, less amortization of $4	(23)	—	(36)	—	13	—
Tax benefit related to incentive stock options	66	—	66	—	—	—
Reacquired shares	(469)	(1)	(468)	—	—	—
ESOP tax benefit	2	—	—	2	—	—
ESOP share redemption	5	1	4	—	—	—

Balances at July 3, 1999	1,266	9	508	1,760	(5)	(1,006)
Net income	909	—	—	909	—	—	$909
Translation adjustments, net of tax	(140)	—	—	—	—	(140)	(140)
Unrealized losses on securities, net of tax	(1)	—	—	—	—	(1)	(1)

Comprehensive income							$768

Cash dividends—
Common ($0.395 per share)	(347)	—	—	(347)	—	—
ESOP convertible preferred ($4.08 per share)	(15)	—	—	(15)	—	—
Stock issuances—
Business acquisitions	257	—	257	—	—	—
Stock option and benefit plans	56	—	56	—	—	—
Restricted stock, less amortization of ($17)	(19)	—	(12)	—	(7)	—
Tax benefit related to incentive stock options	46	—	46	—	—	—
Reacquired shares	(584)	—	(584)	—	—	—
ESOP tax benefit	6	—	—	6	—	—
ESOP share redemption	7	—	7	—	—	—
Other	5	—	5	—	—	—

Balances at April 1, 2000	$1,446	$9	$283	$2,313	$(12)	$(1,147)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Thirty-Nine Weeks Ended April 1, 2000 and March 27, 1999

(in millions)

	THIRTY-NINE WEEKS ENDED
	April 1, 2000	March 27, 1999
OPERATING ACTIVITIES—
Net income	$909	$905
Adjustments for non-cash charges included in net income:
Depreciation	314	280
Amortization of intangibles	148	139
Increase in deferred income taxes	50	18
Product recall charge	—	76
Gain on sale of business	—	(137)
Other	(52)	(2)
Changes in current assets and liabilities, excluding businesses acquired and sold	(628)	(435)

Net cash from operating activities	741	844

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(451)	(330)
Acquisitions of businesses and investments	(414)	(203)
Dispositions of businesses and investments	19	412
Sales of assets	24	157
Other	7	3

Net cash (used in) from investment activities	(815)	39

FINANCING ACTIVITIES—
Issuances of common stock	56	88
Purchases of common stock	(584)	(810)
Borrowings of long-term debt	676	20
Repayments of long-term debt	(325)	(241)
Short-term borrowings, net	643	378
Payments of dividends	(362)	(347)

Net cash from (used in) financing activities	104	(912)

Effect of changes in foreign exchange rates on cash	(12)	(12)

Increase (decrease) in cash and equivalents	18	(41)
Cash and equivalents at beginning of year	279	273

Cash and equivalents at end of quarter	$297	$232

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(149)	$(105)
(Increase) decrease in inventories	(157)	149
(Increase) in other current assets	(13)	(90)
(Decrease) in accounts payable	(307)	(381)
(Decrease) in accrued liabilities	(2)	(8)

Changes in current assets and liabilities	$(628)	$(435)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.
On December 22, 1998, the Corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain listeria bacteria. The estimated cost of this action was recognized in the second quarter of fiscal 1999, and reduced income before taxes, net income and diluted earnings per share in the thirty-nine weeks ended March 27, 1999 by $76 million, $50 million and $.05 per share, respectively. The recall charge recognized the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the Corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions. Substantially all of the product and inventory subject to the recall was subsequently destroyed. The actual costs of the inventory destroyed and related disposition costs were consistent with prior estimates.

2.
In the first quarter of fiscal 1999, as part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment related primarily to its international tobacco operations. The Corporation received cash proceeds of $386 million in connection with the sale and recognized a pretax gain of $137 million, which increased net income by $97 million or $.10 per common share on a diluted basis in the thirty-nine weeks ended March 27, 1999.

3.
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity.

SARA LEE CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Results of Operations and Financial Condition

    The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 2000 compared to the third quarter and first nine months of fiscal 1999, and a discussion of the changes in financial condition during the first nine months of fiscal 2000.

Results of Operations

Comparison of Third Quarter Fiscal 2000 to Third Quarter Fiscal 1999

    Operating results by business segment in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 were as follows:

	THIRTEEN WEEKS ENDED
	(in millions)
	Sales		Operating Income(1)
	April 1, 2000	March 27, 1999	April 1, 2000	March 27, 1999
Sara Lee Foods	$1,180	$1,134	$58	$102
Coffee & Tea	735	627	108	95
Household and Body Care	520	509	70	68
Foodservice	706	654	22	20
Branded Apparel	1,778	1,770	181	159

Total business segments	4,919	4,694	439	444
Intersegment sales	(38)	(30)	—	—

Net sales and operating income	$4,881	$4,664	$439	$444

	Pretax Income(1)		Net Income
	April 1, 2000	March 27, 1999	April 1, 2000	March 27, 1999
Sara Lee Foods	$49	$96	$31	$60
Coffee & Tea	102	93	74	66
Household and Body Care	63	61	42	41
Foodservice	20	18	13	12
Branded Apparel	161	141	131	111

Total business segments	395	409	291	290
Unallocated corporate expense	(36)	(64)	(29)	(45)

Pretax income and net income	$359	$345	$262	$245

(1)
The difference between operating and pretax income for each business segment is net interest expense. The Corporation's net interest expense is allocated to each segment based on the average invested capital of each business.

Consolidated Results—Third Quarter Fiscal 2000 Compared with Third Quarter Fiscal 1999

    Consolidated net sales increased 4.6% over the year ago quarter. Businesses acquired net of businesses sold subsequent to the start of the third quarter of last fiscal year increased reported sales by 5.0%. The strengthening of the U.S. dollar in relation to key foreign currencies had the effect of reducing reported sales by 3.5%. As a result, on a comparable basis, excluding the impacts of acquisitions, dispositions and changes in foreign currency exchange rates, sales increased 3.1% in relation to the year ago quarter. Sales growth in each of the business segments contributed to this increase.

    The gross profit margin was 38.5% in this year's third quarter, compared with 39.6% in the year ago quarter. Higher gross profit margins in the Household and Body Care, Foodservice and Branded Apparel segments were offset by declines in Sara Lee Foods and Coffee and Tea. Selling, general and administrative expenses increased 0.8% in the quarter, however when measured on a percentage of sales basis, these expenses declined 1.2 percentage points in relation to the year ago quarter. Lower expenses associated with incentive compensation plans, reduced levels of advertising, and continuing benefits from completed restructuring actions all contributed to the lower level of selling, general and administrative expenses in the quarter as a percentage of sales.

    Operating income decreased 1.2% to $439 million on a consolidated basis in the quarter. Operating income improvements in the Coffee and Tea, Household and Body Care, Foodservice and Branded Apparel segments were offset by a decline in operating income in Sara Lee Foods. Businesses acquired net of businesses sold subsequent to the start of the third quarter of last fiscal year increased operating income by 2.6%. Changes in foreign currency exchange rates had the effect of reducing reported operating income by 3.9%. As a result, on a comparable basis, excluding the impacts of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income was essentially flat, increasing 0.1% in the quarter.

    Net interest expense increased $9 million to $44 million due to higher levels of outstanding debt in the quarter from the year ago period. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, declined $28 million to $36 million in the quarter. Lower expenses associated with incentive compensation plans and the strengthening of the U.S. dollar in relation to foreign currencies had the effect of reducing these expenses.

    Income before income taxes increased 4.0% to $359 million. The effective tax rate decreased from 29.0% to 27.0% of pretax income in the quarter, primarily as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Net income increased 6.9% to $262 million and diluted earnings per share increased 11.5%. Diluted earnings per share increased at a rate in excess of net income because of fewer average shares and exercisable stock options outstanding during the period.

Operating Results by Business Segment—Third Quarter Fiscal 2000 Compared with Third Quarter Fiscal 1999

    Net sales in the Sara Lee Foods segment increased 4.1% in the quarter. Businesses acquired net of businesses sold subsequent to the start of the third quarter of last fiscal year increased reported sales by 2.5%. The strengthening of the U.S. dollar in relation to key foreign currencies decreased reported segment sales by 2.8%. Excluding the impacts of acquisitions, dispositions, and changes in foreign currencies, sales in the Sara Lee Foods segment increased 4.4%.

    Excluding acquisitions, Packaged Meats unit volumes were essentially unchanged from the year ago quarter; volumes increased 2% including acquisitions. Unit volumes continue to be impacted by the effects of the business disruption caused by the December 1998 recall of packaged meat products produced at the Corporation's Bil Mar Foods plant in Zeeland, Michigan, which resulted in the temporary closure of that plant, and the decision by the Corporation to undertake various plant reconfigurations and institute additional processing procedures aimed at enhancing food safety. These actions have temporarily constrained capacity in the packaged meats businesses. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, were down 4%, reflecting declines in both the U.S. and Europe. Including acquisitions, Bakery volumes declined 3% in the quarter.

    Operating income in the Sara Lee Foods segment declined 42.7% in the quarter. This decline reflects higher costs in the packaged meats businesses caused principally by significantly higher commodity costs in the quarter and the continuing effects from the December 1998 product recall, higher promotion spending in the packaged meats businesses, certain capacity shortages for selected higher margin packaged meats products, and the profit impacts of lower sales volumes in the Sara Lee Bakery operations. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income declined 42.5%. Pretax income decreased 48.8% to $49 million, resulting from the operating income decline noted above and an increase in the segment's net interest expense allocation. The effective tax rate in Sara Lee Foods declined to 36.0% and net income declined 48.0% to $31 million.

    Net sales in the Coffee and Tea segment increased 17.1%. Businesses acquired subsequent to the start of the third quarter of the previous fiscal year contributed significantly to segment results, increasing reported sales by 24.6%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 8.3%. Thus, on a comparable basis, sales increased 0.8%. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, decreased 2%. Including sales contributed from recently acquired coffee businesses, unit volumes increased 31%.

    Operating income for the Coffee and Tea segment increased 13.2%. Businesses acquired subsequent to the start of the third quarter of the prior fiscal year increased operating income by 10.6%. The recently acquired U.S. retail and out-of-home coffee businesses had a smaller percentage impact on operating income in the quarter than on reported sales, due to the lower overall operating margins in these businesses in relation to those of many of the European markets in which the Corporation currently operates. The strengthening of the U.S. dollar in the quarter decreased reported operating income by 9.8%. Thus, on a comparable basis, operating income increased 12.4% from the year ago quarter. Segment net income improved 12.8% to $74 million, reflecting the operating income improvement noted above, and a reduction in the effective tax rate of the segment to 27.4% of pretax income from 28.5% in the year ago quarter.

    Net sales in the Household and Body Care segment increased 2.2% and operating income improved 2.4%. The operating income increase resulted from improved sales volumes in the quarter. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 6.8% and 5.2%, respectively. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 7.6% and 6.2%, respectively. Unit volumes for this segment's four core categories—shoe care, body care, insecticides and air fresheners—increased 9% in the quarter including acquisitions, with each category reporting growth. Excluding acquisitions, unit volumes increased 7%. Pretax income increased 2.6% and net income increased 3.8% to $42 million, as the effective tax rate of the segment was reduced to 33.8% from 34.5% in the year ago quarter.

    Net sales in the Foodservice segment increased 8.0% including the impact of acquisitions and 5.7% excluding acquisitions. Excluding acquisitions, unit volumes increased 4%. Including sales from recently completed acquisitions, unit volumes grew 6%. Operating income increased 8.1% to $22 million, resulting principally from an improved customer mix. Pretax income improved 7.6% over the year ago period, and net income increased 8.8% to $13 million, as the effective tax rate of the Foodservice segment declined to 35.8%.

    Branded Apparel sales of $1,778 million increased 0.5% over the year ago quarter. Businesses acquired, net of businesses sold subsequent to the start of the third quarter of the previous fiscal year increased reported sales by 1.9%, while the negative impact of exchange rate changes resulting from the strengthening of the U.S. dollar in the quarter reduced reported sales by 2.7%. As a result, on a comparable basis, sales increased 1.3%. Operating income, which increased 13.9%, was favorably impacted by improved unit volumes in the underwear, activewear and intimate apparel categories, improved gross profit margins and continued operating cost declines realized from the Corporation's restructuring program. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income increased 16.3%. Worldwide Knit Products unit sales increased 4% over the year ago quarter, excluding acquisitions. These unit volume results included 5% and 1% gains in the underwear and activewear categories, respectively. Including acquisitions, Knit Products unit sales increased 5%. Intimate apparel unit sales increased 8% in the quarter, led by a 10% unit volume gain in the U.S. Unit volumes for Worldwide Legwear declined 2% overall, combining a 6% increase in sock unit sales with a 6% decrease in sheer hosiery volumes.

    Pretax income in the Branded Apparel segment improved 14.0% in the quarter, reflecting the operating income improvement noted above. The effective tax rate of the segment declined from 21.4% to 18.5%, resulting primarily from increased earnings in certain foreign jurisdictions with lower tax rates. Segment net income increased 18.2% to $131million, as a result of improved operating and pretax income, and the segment's lower effective tax rate.

Comparison of First Nine Months of Fiscal 2000 to First Nine Months of Fiscal 1999

    Operating results by business segment in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 were as follows:

	THIRTY-NINE WEEKS ENDED
	(in millions)
	Sales		Operating Income(1)(2)
	April 1, 2000	March 27, 1999	April 1, 2000	March 27, 1999
Sara Lee Foods	$3,797	$3,917	$272	$281
Coffee & Tea	2,113	1,966	333	447
Household and Body Care	1,563	1,479	198	178
Foodservice	2,113	1,982	73	66
Branded Apparel	5,688	5,568	585	532

Total business segments	15,274	14,912	1,461	1,504
Intersegment sales	(113)	(102)	—	—

Net sales and operating income	$15,161	$14,810	$1,461	$1,504

	Pretax Income(1)(2)		Net Income(2)
	April 1, 2000	March 27, 1999	April 1, 2000	March 27, 1999
Sara Lee Foods	$249	$264	$159	$164
Coffee & Tea	320	438	232	312
Household and Body Care	178	158	118	104
Foodservice	67	61	43	39
Branded Apparel	527	481	430	378

Total business segments	1,341	1,402	982	997
Unallocated corporate expense	(96)	(134)	(73)	(92)

Pretax income and net income	$1,245	$1,268	$909	$905

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

Consolidated Results—First Nine Months of Fiscal 2000 Compared With First Nine Months of Fiscal 1999

    Consolidated net sales increased 2.4% over the year ago period. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased reported sales by 3.6%. The strengthening of the U.S. dollar relative to key foreign currencies had the effect of reducing reported sales by 2.6%. As a result, on a comparable basis, excluding the impacts of acquisitions, dispositions and changes in foreign currency exchange rates, sales increased 1.4% over the same period in the prior year. Sales growth in the Household and Body Care, Foodservice, and Branded Apparel segments was partially offset by declines in the Sara Lee Foods and Coffee and Tea segments, when measured on a comparable basis.

    The gross profit margin was 38.9% in fiscal 2000 compared with 39.1% in the same period of fiscal 1999. Higher gross profit margins in the Coffee and Tea, Household and Body Care, Foodservice and Branded Apparel segments in the period were offset by declines in Sara Lee Foods. Selling, general and administrative expenses increased 1.1% over the same period last year, however when measured on a percentage of sales basis, these expenses declined from 30.3% of sales in fiscal 1999 to 29.9% in fiscal 2000. Lower expenses associated with incentive compensation and benefit plans, reduced levels of promotion spending, and continuing benefits from completed restructuring actions all contributed to the lower level of selling, general and administrative expenses in the period as a percentage of sales.

    On December 22, 1998, the Corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain listeria bacteria. The estimated cost of this action was recognized in the second quarter of fiscal 1999, and reduced income before income taxes, net income and diluted earnings per share for the nine months ended March 27, 1999 by $76 million, $50 million and $.05 per share, respectively. The recall charge recognized the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the Corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions.

    In the first quarter of fiscal 1999, as part of its ongoing restructuring program, the Corporation disposed of certain assets of the Coffee and Tea segment related primarily to its international tobacco operations. The Corporation received cash proceeds of $386 million and recognized a pretax gain of $137 million, which increased net income by $97 million or $.10 per common share on a diluted basis in the nine months ended March 27, 1999.

    Excluding the fiscal 1999 product recall charge and gain on sale of the Corporation's tobacco operations, operating income increased 1.3% in the period, reflecting the sales improvements noted above, partially offset by a decline in the gross profit margin and an increase in selling, general and administrative expenses over the same period last year. Businesses acquired net of businesses sold subsequent to the start of last fiscal year increased operating income by 1.9%. Changes in foreign currency exchange rates had the effect of reducing operating income by 2.8%. As a result, on a comparable basis, excluding the impacts of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 2.2%.

    Net interest expense increased $18 million to $120 million due to higher outstanding debt levels in the period in relation to the prior year. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, declined $38 million to $96 million from the year ago nine-month period. Lower expenses associated with incentive compensation and benefit plans, and the strengthening of the U.S. dollar in relation to foreign currencies in the period had the effect of reducing these expenses.

    Income before income taxes increased 3.2%, excluding the unusual items noted above. The effective tax rate decreased from 29.0% to 27.0% of pretax income in the period, primarily as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Net income increased 6.1% to $909 million and diluted earnings per share increased 10.0%. Diluted earnings per share increased at a rate in excess of net income because of fewer average shares and exercisable stock options outstanding during the period. Including the fiscal 1999 product recall charge and tobacco sale gain, income before income taxes declined 1.8%; and net income and diluted earnings per share increased 0.5% and 4.2%, respectively.

Operating Results By Business Segment—First Nine Months of Fiscal 2000 Compared With First Nine Months of Fiscal 1999

    The following discussion comparing business segment performance for the first nine months of fiscal 2000 with the first nine months of fiscal 1999 excludes the fiscal 1999 product recall charge and gain on sale of the Corporation's international tobacco operations.

    Net sales in the Sara Lee Foods segment declined 3.0% in the period. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased reported sales by 1.3%. The strengthening of the U.S. dollar in relation to key foreign currencies decreased reported segment sales by 2.0%. Excluding the impacts of acquisitions, dispositions, and changes in foreign currencies, sales in the Sara Lee Foods segment decreased 2.3%.

    Excluding acquisitions, Packaged Meats unit volumes were down 6% from the year ago period; volumes decreased 5% including acquisitions. Unit volumes continue to be impacted by the effects of the business disruption caused by the December 1998 recall of packaged meat products produced at the Corporation's Bil Mar Foods plant in Zeeland, Michigan, which resulted in the temporary closure of that plant, and the decision by the Corporation to undertake various plant reconfigurations and institute additional processing procedures aimed at enhancing food safety. These actions have temporarily constrained capacity in the packaged meats businesses. Unit volumes were also negatively impacted by higher commodity costs in the period. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, were down 8%, as gains in the frozen retail and fresh-baked categories were offset by declines in the bakery-deli channel in the U.S. and by declines in Europe. Including acquisitions, Bakery volumes declined 6% in the period.

    Operating income in the Sara Lee Foods segment declined 23.5% in the period. This decline reflects higher costs in the packaged meats businesses caused principally by higher commodity costs during much of the nine month period and the continuing effects from the December 1998 product recall, as well as the profit impacts of lower year to date segment sales volumes. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income declined 22.7%. Pretax income decreased 26.5% to $249 million, resulting from the operating income decline and an increase in the segment's net interest expense allocation. The effective tax rate in the Sara Lee Foods segment declined to 36.0% and net income declined 25.4% to $159 million.

    Net sales in the Coffee and Tea segment increased 7.5%. Businesses acquired subsequent to the start of the prior fiscal year contributed significantly to segment results, increasing reported sales by 16.1%. The strengthening of the U.S. dollar in relation to key foreign currencies decreased reported sales by 7.2% in the period. Thus, on a comparable basis, sales declined 1.4%, largely reflecting lower unit prices as a result of declines in commodity coffee costs. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 1%. Unit volumes grew 25% including sales contributed from recently acquired coffee businesses.

    Operating income for the Coffee and Tea segment increased 7.3%. Businesses acquired subsequent to the start of the prior fiscal year increased operating income by 5.0%. The recently acquired U.S. retail and out-of-home coffee businesses had a smaller percentage impact on operating income in the period than on reported sales, due to the lower overall operating margins in these businesses in relation to those of many of the European markets in which the Corporation currently operates. The strengthening of the U.S. dollar in the period decreased reported operating income by 7.3%. Thus, on a comparable basis, operating income increased 9.6% from the year ago period. Segment net income improved 8.0% to $232 million, reflecting the operating income increase noted above, and a reduction in the effective tax rate of the segment to 27.4% of pretax income from 28.5% in the year ago period.

    Net sales in the Household and Body Care segment increased 5.6% while operating income improved 11.2%. The operating income increase resulted principally from improved sales volumes and a strong gross profit improvement in the period. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 4.8% and 3.9%, respectively. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, Household and Body Care sales and operating income increased 8.1% and 14.2%, respectively. Unit volumes for this segment's four core categories—shoe care, body care, insecticides and air fresheners—increased 14% in the period including acquisitions, with each category reporting growth. Excluding acquisitions, unit volumes increased 11%. Pretax income increased 12.5% and net income increased 13.8% to $118 million, as the effective tax rate of the segment was reduced to 33.8%.

    Net sales in the Foodservice segment increased 6.6% including the impact of acquisitions and 4.8% excluding acquisitions. Excluding acquisitions, unit volumes increased 3%. Including sales from recently completed acquisitions, unit volumes grew 5%. Operating income increased 10.1% to $73 million, resulting from an improved customer mix. Pretax income improved 9.2% over the year ago period, and net income increased 10.5% to $43 million, as the effective tax rate of this segment declined to 35.8%.

    Branded Apparel sales and operating income increased 2.2% and 10.0%, respectively in the period. Operating income was favorably impacted by improved gross margins and continued operating cost declines realized from the Corporation's restructuring program. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, sales increased 2.3% and operating income increased 9.5%. Worldwide Knit Products unit sales increased 7% over the year ago period excluding acquisitions. These unit volume results include 8% and 4% gains in the underwear and activewear categories, respectively. Including acquisitions, Knit Products unit sales increased 9%. Intimate Apparel unit sales increased 6%, with continued strength across several brands in the U.S. market. Unit volumes for Worldwide Legwear decreased 1%, combining a 4% increase in sock unit sales with a 3% decline in sheer hosiery volumes.

    Pretax income in the Branded Apparel segment improved 9.6% in the period. This increase was the result of the operating income improvement noted above offset by an increase in the net interest expense allocated to this business segment. The Branded Apparel business has approximately 50% of the total invested capital of the Corporation, and as a result, was allocated that portion of the increase in consolidated net interest expense. The effective tax rate of the segment declined from 21.4% to 18.5%, resulting primarily from increased earnings in certain foreign jurisdictions with lower tax rates. Segment net income increased 13.7% to $430 million as a result of the improved operating and pretax income, and the lower effective tax rate noted above.

Fiscal 1998 Restructuring

    The Corporation previously completed the actions planned under its fiscal 1998 restructuring program. Operating costs were lowered in the first nine months of fiscal 2000 and fiscal 1999 by $160 million and $108 million, respectively, primarily as a result of lower plant overhead, long-lived asset amortization expense and manufacturing efficiencies resulting from the restructuring actions. The anticipated annual savings from the restructuring effort are expected to be approximately $200 million in 2001. As of April 1, 2000, the Corporation had approximately $15 million of remaining restructuring reserves. These relate to future cash payments due to individuals who previously have been severed and for future cash payments related to leased facilities which have been exited.

Financial Condition

    Net cash from operating activities was $741 million during the first nine months of fiscal 2000, compared to $844 million of cash generated from operations in the comparable period of fiscal 1999. The reduction in operating cash flow in fiscal 2000 was primarily due to increased receivable and inventory levels during the period in comparison to the prior year.

    As of April 1, 2000 and July 3, 1999, the Corporation's current liabilities exceeded current assets by $896 million and $966 million, respectively. These working capital deficits result from the Corporation's emphasis on the management of trade receivables, payables and inventories, as well as the decision to finance a portion of its capital needs with short-term debt. The Corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. Unutilized revolving credit facilities were $1.8 billion as of April 1, 2000.

    Net cash used in investment activities was $815 million in the first nine months of fiscal 2000 compared to net cash generated from investment activities of $39 million in the comparable period of fiscal 1999. The increased cash usage in fiscal 2000 was due to lower proceeds from the disposition of businesses and a $332 million increase in cash expenditures for purchases of businesses and property and equipment versus the comparable period in the prior year.

    In fiscal 1998, the Corporation announced plans to repurchase $3 billion of its common stock over a three-year period. A total of $1.5 billion of common stock was repurchased in fiscal 1998; $1.3 billion was repurchased in fiscal 1999; and $239 million was repurchased during the first six months of fiscal 2000, thus completing the repurchase plan. On January 27, 2000, the Corporation's Board of Directors voted to increase the number of shares authorized for repurchase by 50 million shares, increasing the total number of shares of Sara Lee common stock authorized for repurchase to more than 70 million. In the third quarter of fiscal 2000, a total of $345 million of common stock was repurchased by the Corporation.

    Net cash of $994 million was received from long and short-term borrowings in the period, while in the comparable period of fiscal 1999, $157 million was generated from these sources. This cash was used to fund on-going working capital needs and to support the investment and share repurchase activities described above.

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

PART II

ITEM 1—LEGAL PROCEEDINGS

    On December 22, 1998, the Corporation announced the recall of specific production lots of packaged meat products produced at its Zeeland, Michigan facility between July 1, 1998 and the date of the recall. This action was taken as a result of concerns that the specified products may contain listeria bacteria that can pose a health hazard. The Centers for Disease Control and Prevention ("CDC") has conducted an investigation into these concerns. On May 27, 1999, the CDC issued a public report linking the consumption of packaged meat products from the Zeeland, Michigan facility, which allegedly contained listeria, to 21 fatalities (15 adult deaths and 6 miscarriages) and approximately 100 illnesses in total. The Corporation is cooperating with pending government investigations into the matters alleged by the CDC. Twenty-eight lawsuits, including individual and class actions, have been filed against the Corporation involving sixteen deaths, and additional claims are expected. Although the outcome of the pending litigation cannot be determined with certainty, the Corporation believes that the pending litigation and expected claims should not have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 5—OTHER INFORMATION

    From time to time, in oral statements and written reports, including this report, the Corporation discusses its expectations regarding future performance by making certain "forward-looking statements". These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Corporation's ability to achieve its stated goals are the following: (i) the effect on future revenues and expenses of the Corporation's December 1998 voluntary recall of certain packaged meat products and the governmental investigations and litigation arising therefrom; (ii) the Corporation's ability to realize forecasted savings, as well as improvements in productivity and efficiency, from its restructuring and other programs; (iii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Corporation's products; (iv) fluctuations in the cost and availability of various raw materials; (v) the Corporation has a significant concentration of its business in Western Europe and its reported earnings are impacted by fluctuations in foreign currency exchange rates, particularly the euro; (vi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; and (vii) the Corporation's ability to successfully integrate acquisitions into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value. In addition, the Corporation's results may be affected by general factors, such as economic conditions, political developments, the impact of the conversion to the euro currency, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Corporation in markets where it competes.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits (numbered in accordance with Item 601 of Regulation S-K)
Exhibit Number	Description	Page Number or Incorporated herein by Reference to
11	Computation of Net Income Per Common Share	22
12.1	Computation of Ratio of Earnings to Fixed Charges	24
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	25
27	Financial Data Schedule	26

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

DATE: May 12, 2000

QuickLinks

PART I
PART II
ITEM 1—LEGAL PROCEEDINGS
ITEM 5—OTHER INFORMATION
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE