Form 10-K405
period 2000-07-01
LEE SARA CORP
filed 2000-09-29
CIK 23666

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-03344

Sara Lee Corporation
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	36-2089049 (I.R.S. Employer Identification No.)
Three First National Plaza
Chicago, Illinois	60602-4260
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code: (312) 726-2600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The Chicago Stock Exchange The New York Stock Exchange The Pacific Exchange Amsterdam Stock Exchange The Bourse (Paris) The Swiss Exchange The Stock Exchange (London)
Preferred Stock Purchase Rights	The Chicago Stock Exchange The New York Stock Exchange The Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

   Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes  / / No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   As of September 1, 2000, the aggregate market value of the voting and non-voting common equity (based upon the closing price per share of Common Stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was approximately $15.8 billion.

   On September 1, 2000, the registrant had outstanding 840,397,128 shares of common stock, par value $.01 per share, which is the registrant's only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement, dated September 20, 2000, are incorporated by reference into Items 10-13 of Part III.

PART I

Item 1. Business.

(a) GENERAL DEVELOPMENT OF BUSINESS

    Sara Lee Corporation ("Sara Lee" or the "corporation") is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. Sara Lee has operations in more than 40 countries and markets branded consumer products in over 170 countries. The corporation was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985.

    Sara Lee's primary purpose is to create long-term shareholder value. To further its purpose, on May 30, 2000 the corporation announced plans to reshape its business by focusing on a smaller number of global-branded consumer packaged goods businesses. Sara Lee's reshaping plans reaffirm its focus of marketing repeat purchase, non-durable, branded packaged products. The reshaping also narrows the corporation's focus to three major global businesses — Food and Beverage, Intimates and Underwear, and Household Products. Sara Lee's mission is to continue to build leadership brands in each of these three global businesses and to own the number one or number two brand in each category in which it competes. To implement its reshaping plans, Sara Lee intends to divest businesses that do not fit within its narrowed business focus or that may be more valuable apart from Sara Lee. The corporation also intends to look for opportunities to acquire companies that enhance its three major global businesses.

    In connection with its reshaping, Sara Lee announced its intent to divest four businesses: PYA/Monarch, Coach, its Champion business and the International Fabrics business of Courtalds Textiles. On August 16, 2000, Sara Lee signed an agreement to sell PYA/Monarch, its foodservice division, for approximately $1.6 billion in cash. The sale is expected to close during the second quarter of fiscal 2001. In June 2000, Coach filed a registration statement to effect an initial public offering of approximately 19% of its common stock, which offering is expected to be completed by the end of calendar year 2000. Following the offering, Sara Lee will continue to own approximately 81% of Coach. Although no decision has been reached by Sara Lee regarding the form or timing of a transaction to dispose of its interest in Coach, Sara Lee expects to distribute its 81% interest in Coach, within 12 months after Coach completes its initial public offering, by offering Sara Lee stockholders the opportunity to exchange their Sara Lee common stock for Coach common stock. The decision to distribute the Coach shares is subject to market conditions and various other factors, and no assurances can be given that Sara Lee ultimately will complete a distribution of its Coach shares within this 12-month time frame. Sara Lee is in the initial stages of evaluating alternatives for the disposition of Champion, and no decision has been made as to the form or timing of a transaction to dispose of this business. Currently, Sara Lee anticipates that it will complete the sale of the International Fabrics business of Courtalds by the end of fiscal 2001.

    Sara Lee also has acquired several businesses that strengthen or extend Sara Lee's brands within its three major global businesses. In fiscal 2000, the corporation acquired Courtalds Textiles, which is the United Kingdom's largest producer of intimate apparel and underwear. Sara Lee strengthened its presence in Latin America through the acquisition of Sol y Oro, a leading branded intimate apparel and men's underwear company in Argentina. In addition, Sara Lee made an equity investment in Johnsonville Sausage Company, a leading manufacturer of premium fresh sausage products in the United States. In early fiscal 2001, Sara Lee acquired the Zorba brand, which holds the leading position in men's and boys' underwear in Brazil, and União, one of the largest coffee retailers in Brazil.

    During fiscal 2000, Sara Lee continued to repurchase shares of its common stock. In 1997, Sara Lee initially announced plans to repurchase $3 billion of its common stock over a three-year period, which purchases were completed by December 1999. In January 2000, Sara Lee's Board of Directors increased by 50 million shares the number of shares the corporation was authorized to repurchase. From January to July 2000, Sara Lee repurchased a total of $793 million of its common stock under the authorized program.

    Sara Lee also completed a transition in its senior management ranks. C. Steven McMillan, who has held various positions in Sara Lee since 1974, succeeded John H. Bryan as Chief Executive Officer. Mr. Bryan will continue to serve as Chairman of the Board of Directors until his retirement in October 2001. In November 1999, Sara Lee appointed Cary D. McMillan as its Chief Financial and Administrative Officer. He was also elected to the corporation's Board of Directors in January 2000. Mr. Steve McMillan and Mr. Cary McMillan are not related.

    Fiscal year 1999 was a 53-week year, while fiscal years 2000 and 1998 contained only 52 weeks.

Sara Lee Food and Beverage

    Food and Beverage's primary focus is refrigerated and frozen foods and hot beverages. Sara Lee's Food and Beverage segment is comprised of Sara Lee Packaged Meats, Sara Lee Bakery, Coffee and Tea and Foodservice. In fiscal 2000, Sara Lee's Packaged Meats and Bakery businesses reported sales of $5.1 billion, a decrease of 3% from the prior year. Operating income for these divisions, excluding unusual items, decreased 22% to $370 million. Coffee and Tea reported fiscal year 2000 sales of $2.8 billion, an increase of 8% over the prior year. Operating income for Coffee and Tea, excluding unusual items, increased 9% to $472 million in fiscal year 2000, and its base business unit volumes increased 1% over fiscal 1999. As noted above, in August 2000 Sara Lee signed an agreement to sell its foodservice business.

    Sara Lee Packaged Meats is the world's largest processed meats company and markets branded products in the United States, Mexico and Europe. With global sales of $4.1 billion in fiscal 2000, Sara Lee Packaged Meats is a leader in the $28.8 billion U.S. packaged meats industry, as well as in Mexico and Europe. Sales and profits of the Packaged Meats business were adversely affected in fiscal 2000 by significantly higher costs for hogs, which is the division's primary raw material. Operating results also were adversely affected by business disruptions that resulted from making food safety enhancements and the start-up of three new manufacturing facilities. Since Sara Lee's voluntary recall of certain brands of hot dogs and other packaged meat products in fiscal 1999, the corporation has made significant investments in food safety technology and also has established standards and protocols for production and testing that exceed federal and industry guidelines, expanded its employee training and implemented new product labeling.

    In response to strong consumer demand for variety, superb taste and convenience, Sara Lee Packaged Meats continued to develop flavorful, easy-to-prepare meat products. Jimmy Dean Foods, which holds a leading share of the breakfast sausage category, launched new sausage link flavors, such as smokehouse, maple and hot 'n sweet. Ball Park introduced Ball Park Cheese Singles, which features individually wrapped hot dogs inside a large package. State Fair Foods, one of the largest producers of corn dogs in the U.S., continued to focus on developing breakfast products, such as Pancake 'n Sausage on a Stick. Hillshire Farms extended its successful Deli Select lunch meats to include thicker, family-size slices, more flavors and easy-open, reusable zip-lock packaging.

    Sara Lee Bakery maintained its position as the leading frozen-baked goods brand in the United States, Australia and the United Kingdom. Sara Lee Bakery's fiscal 2000 sales of $1.0 billion were comparable to the prior year, while base business volumes for global bakery units fell 9% compared to fiscal 1999 levels. Sara Lee Bakery markets its products worldwide through multiple channels of distribution, including retail, bakery-deli and foodservice. In fiscal 2000, approximately 35% of total Sara Lee Bakery sales were generated outside the United States. Consolidation in the retail sector, intense competition among bakery manufacturers and increased consumer demand for great-tasting, innovative and convenient products were the greatest influences on Sara Lee Bakery's fiscal 2000 results. Although the U.S. retail bakery sector remained strong in fiscal 2000, these gains were offset by lower European operating results. Sara Lee Bakery Europe experienced lower sales and operating income in fiscal 2000 as a result of over-capacity in the retail frozen foods category caused by a declining demand for frozen baked goods; growing competition from private label brands; Sara Lee's closure of a plant in France, which impacted production efficiency; and the conversion to new inventory control systems for the foodservice bakery operations in the United Kingdom, which caused temporary business interruptions.

    Sara Lee Bakery responded by focusing on improving its cost structure, correcting systems difficulties, introducing new products and continuing to expand into new channels of distribution, such as club and convenience stores. Sara Lee Bakery introduced new products in the United States that expanded the Sara Lee brand into the hand-held meal category, giving Sara Lee a greater presence in the frozen food aisle. During fiscal 2000, Sara Lee completed construction of a new Sara Lee Branded Food research and development facility in Chicago. This new facility enables the research and development teams of Sara Lee Bakery and Sara Lee deli meats to work more closely with the corporation's sales and marketing teams to develop innovative new products and tailor existing product offerings to fulfill the specific needs of trade customers. In addition, Sara Lee's national account approach to foodservice sales enables the corporation to leverage the Sara Lee brand and provide customers with one contact for Sara Lee Bakery and Sara Lee Packaged Meat products.

    Sara Lee Coffee and Tea's sales for fiscal 2000 were $2.8 billion and its operating income was $472 million. These results strengthened Sara Lee's leadership position in the $34.5 billion worldwide coffee market. At the end of fiscal 2000, Sara Lee held the number-three position in the worldwide roast and ground coffee category. Coffee and Tea benefited from gains in its base business, as well as strategic acquisitions of several businesses in North America, which were partially offset by lower coffee prices and the strength of the U.S. dollar compared to the euro. In fiscal 2000, Sara Lee acquired Chock full o'Nuts, a U.S. roaster, packer and marketer of coffee, and Nestlé's North American brands MJB, Hills Bros. and Chase & Sanborn, which have strong regional brand positions. In early fiscal 2001, Sara Lee acquired União, Brazil's leading coffee company. Sara Lee believes that its leadership strength is attributable to well-known coffee brands, including its flagship Douwe Egberts, Maison du Café, Marcilla, Merrild and Café do Ponto, and its recently acquired União brands Pilão and Caboclo.

    During fiscal 2000, Sara Lee Coffee and Tea continued to hold leading positions in the U.S. out-of-home coffee category. Coffee and Tea's out-of-home business provides coffee, tea, juices and equipment to foodservice customers, such as restaurants, schools, businesses and hospitals, in 48 countries. Sara Lee's Douwe Egberts Coffee Systems holds leadership positions in the out-of-home coffee category in the Netherlands, Belgium and Denmark and also holds strong positions in Hungary, Spain, Australia, Canada, Germany and Austria. Its Cafitesse system, Sara Lee's proprietary coffee system that uses a liquid coffee concentrate, has made it a worldwide market leader in liquid coffee systems. Sara Lee also sells coffee and tea in retail stores and over the Internet. At the end of fiscal 2000, Sara Lee owned 24 coffee stores in Belgium, the Netherlands and the United Kingdom, operating under the Jacqmotte brand name. In addition, Superior Coffee launched an on-line coffee shop (www.superiorcoffeeshop.com), and Douwe Egberts launched an online gift shop.

    Growth in Sara Lee's tea business was driven mainly by the introduction of new products and flavors, especially in the premium-priced, specialty tea segment. Sara Lee continues to hold leading positions in several segments of the European tea market with its Pickwick, Hornimans and Sir Morton brands. Superior Coffee also markets an iced tea brand, Paradise, in the U.S. foodservice market. During fiscal 2000, Douwe Egberts launched a range of new products in response to the popularity of green tea and herbal tea.

    Sara Lee Coffee and Tea intends to expand into new geographic markets, primarily by acquiring leading local companies and recognized brands. Sara Lee's acquisition of União in Brazil and its acquisition of North American brands MJB, Hills Bros. and Chase & Sanborn are examples of this strategy. Through its Douwe Egberts Global Network, Sara Lee also has initiated ventures with independent sales agents in countries where Sara Lee does not yet have a presence. By the end of fiscal 2000, Douwe Egberts Global Network marketed coffee systems such as Cafitesse in 43 countries.

    Sara Lee's Foodservice business, PYA/Monarch, maintained its position as the leading foodservice distributor in the southeastern United States and the fourth-largest full-line foodservice company in the nation. During fiscal 2000, PYA/Monarch enjoyed strong sales and profit growth as it continued to focus on broadline sales, as well as lowering the cost of production and improved operating efficiency. On August 16, 2000, Sara Lee signed an agreement to sell PYA/Monarch for approximately $1.6 billion in cash. The sale is expected to close in the second quarter of fiscal 2001.

Intimates and Underwear

    In fiscal 2000, Sara Lee began reshaping its apparel business to narrow the range of its products to branded, packaged, non-fashion "innerwear" apparel. This business, which has been renamed Intimates and Underwear, markets a portfolio of apparel brands in the intimates, underwear and legwear product categories. The Dim, Hanes and Just My Size megabrands cross every category, while the Playtex, Wonderbra, Bali and L'eggs brands cover products for specific market segments. In fiscal 2000, Intimates and Underwear reported sales of $7.6 billion, an increase of 2% from the prior year. Operating income increased 9% to $844 million in fiscal 2000 and base business unit volumes grew 6%.

    Of the top 10 brands in the U.S. intimate apparel market, as measured by consumer awareness, Sara Lee holds Playtex (ranked first), Wonderbra (ranked third), Hanes Her Way (ranked fourth), Just My Size (ranked fifth) and Bali (ranked sixth). In the $4.7 billion U.S. bra category, Sara Lee holds the leading category share, measured by dollar sales, with its Playtex, Bali, Hanes Her Way, Just My Size, Wonderbra, Lovable, Barelythere and Ralph Lauren brands. Sara Lee also holds leading category shares in the shapewear and panties categories. In the underwear business, Sara Lee continued to build the Hanes and Hanes Her Way megabrand, which generated worldwide sales of $2.3 billion in fiscal 2000. Sara Lee Hosiery introduced various new products in fiscal 2000 and captured 48% of the $2 billion U.S. sheer hosiery category, on a dollar sales basis.

    To achieve this growth, Sara Lee Intimates introduced innovative updates of its core brands and extended familiar brands into new product categories. In fiscal 2000, new products accounted for 20% of total intimate apparel sales. L'eggs Intimates was introduced to leverage the consumer base and brand recognition of the L'eggs pantyhose brand into the panty category. Playtex introduced several new products under its 18 Hour and Cross Your Heart lines to meet consumer demands for increased comfort and a more natural look. Building on its successful Silken Lace line, Bali launched a new line of luxury products under the name Silken Luxury, and Bali plans to launch Body Physics, an extensive line of products with unique features in fabric and comfort, in fiscal 2001. Hanes Hosiery introduced four new product segments in fiscal 2000 under its Silk Reflections brand, the largest hosiery brand in department stores. With increased consumer interest in the bare-leg look, Sara Lee introduced Bare L'eggs and Just My Size Naturally Bare. L'eggs introduced Little L'eggs (for girls aged 2-8) in fiscal 2000 to satisfy the unique tastes of younger consumers, and will introduce Girls L'eggs (for girls aged 8-14) in fiscal 2001.

    Sara Lee also made significant investments towards producing seamless knitted bras and panties, the fastest growing category in the intimate apparel market. Barelythere, which was launched nationally as a stand-alone brand, introduced seamless shapewear (undergarments constructed for control) in fiscal 2000. Barelythere bras now represent 50% of the brand's dollar volume. The Ralph Lauren brand also introduced seamless products, which now comprise over 20% of its total sales. The corporation plans to introduce Hanes Her Way seamless shapewear in the mass market in fiscal 2001. Following its success in the U.S. market for seamless intimates products, Sara Lee is introducing these products in Europe under such brand names as Princessa Unno in Spain and Dim Absolu and Issensia in France. Sara Lee's acquisition of Courtalds Textiles, with its Embody brand of seamless products, further strengthens the corporation's portfolio of seamless apparel.

    To enable its brands to maintain their leadership positions, Sara Lee emphasizes the creative marketing of new products in all its core categories. In fiscal 2000, Sara Lee successfully launched its "Be You" advertising campaign to unite Hanes and Hanes Her Way products. The new Flower Power line of girls panties incorporates popular current trends, such as tie-dye, camouflage and Hawaiian patterns, to attract fashion-conscious children. Sara Lee plans to continue to build its successful children's character underwear business with the introduction in fall 2000 of products related to the release of Disney's "102 Dalmatians" film.

    Sara Lee acquired several businesses in fiscal 2000 that expand its global Intimates and Underwear business. The corporation acquired Courtalds Textiles, which is the United Kingdom's largest producer of intimate apparel and underwear. Courtalds has annual sales of approximately $800 million from continuing businesses, markets brand names such as Gossard, Berlei and Aristoc, and is a leading supplier of private-label apparel throughout the United Kingdom. In May 2000, Sara Lee acquired Sol y Oro, a leading intimates and underwear brand in Argentina. In early fiscal 2001, Sara Lee completed the acquisition of the Zorba brand, which holds the leading position in men's and boys' underwear in Brazil. Sara Lee believes that these acquisitions will further expand its position in the growing Latin American market.

    Sara Lee's Activewear business continued to build its branded basic knit apparel (fleece, T-shirts and sport shirts) by focusing on ongoing product improvements, consistent brand communications and lowering production costs. In fiscal 2000, the Hanes and Hanes Her Way megabrand remained the leading national activewear brand in the mass market. Hanes Printables continues to be a leader in the wholesale embellished sportswear market. Its key products — T-shirts, sweatshirts and sportshirts — are sold under the Hanes, Hanes Her Way, Beefy-T, Stedman by Hanes and Outer Banks brands.

    As part of its plans to reshape the corporation's apparel business around basic, non-fashion, packaged innerwear products, Sara Lee announced in May 2000 that it would divest its Coach, Champion and International Fabrics businesses. Coach is a designer, producer and marketer of high-quality modern American classic accessories, such as handbags, business cases and wallets. In June 2000, Coach filed a registration statement to effect an initial public offering of approximately 19% of its common stock, which offering is expected to be completed by the end of calendar year 2000. Following the offering, Sara Lee will continue to own approximately 81% of Coach. Although no decision has been reached by Sara Lee regarding a transaction to dispose of its interest in Coach, Sara Lee expects to distribute its shares of Coach, within 12 months after Coach completes its initial public offering, by offering Sara Lee stockholders the opportunity to exchange Sara Lee common stock for Coach common stock. Sara Lee's decision to distribute its Coach shares is subject to market conditions and various other factors, and no assurance can be given that Sara Lee ultimately will complete a distribution of its Coach shares with such 12-month time frame or regarding the form of such transaction.

    Sara Lee also has announced its plans to sell its Champion business and the International Fabrics business of Courtalds Textiles. Champion is a leading global manufacturer and marketer of high-quality athletic apparel. Sara Lee is in the initial stages of evaluating alternatives for the disposition of Champion, and no decision has been made as to the form or timing of a transaction to dispose of this business. Currently, Sara Lee anticipates that it will complete the sale of the International Fabrics business of Courtalds by the end of fiscal 2001.

Household Products

    Household Products is Sara Lee's most global line of business and includes Sara Lee's leading household and body care products as well as its Direct Selling division. In fiscal 2000, Household Products reported sales of $2.2 billion, an increase of 3% from the prior year. Operating income for fiscal 2000 was $355 million, an increase of 8% from the prior year. Base-business unit sales for Household Products' four core product categories — shoe care, body care, insecticides and air fresheners — grew 10% from the prior year.

    Sara Lee Household Products markets branded products in more than 170 countries, which makes it the corporation's most international business, as well as one of its fastest-growing. Household Products' fiscal 2000 results are attributable to its consistent focus on its four core product categories, innovation, creative marketing and low-cost production. At the end of fiscal 2000, Sara Lee was the leading worldwide shoe care marketer, a leader in the $5 billion European bath and shower product market and one of the leading producers of branded air fresheners and insecticides. Kiwi branded shoe care products are marketed in 170 countries, and Sara Lee continues to introduce new Kiwi products to maintain its brand strength. In fiscal 2000, Sara Lee launched Kiwi Instant Wax Shine, a self-shining shoe care product in a unique ergonomic package. Sara Lee markets its body care products under the Sanex, Duschdas, Badedas, Radox, Delial and Monsavon brands. In the air freshener and insecticide businesses, sales were increased by introducing new uses for existing products and expanding into new markets. Ambi-Pur Car was introduced in several European countries, expanding the use of air fresheners from the home to the car. In the insecticides business, Sara Lee introduced the first long-lasting, electrical anti-fly diffusers in Spain, Belgium, France and Portugal under the Bloom, Vapona, Catch and Dum Dum brand names.

    Sara Lee's Direct Selling businesses distribute cosmetics, fragrances, jewelry, toiletries, apparel products and nutritional supplements directly to consumers in 17 markets. Fiscal 2000 sales grew in virtually all of the 17 markets in which Direct Selling operates, largely due to the expansion of its independent distributor network. Sara Lee has an independent sales force of more than 700,000 people, which makes it the seventh-largest direct seller worldwide. Additionally, the use of new technology enabled the Direct Selling businesses to accept and deliver orders to consumers more easily and quickly. In fiscal 2001, Direct Selling plans to expand further in North and South America and Asia.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Sara Lee's businesses are classified into four industry segments: Sara Lee Foods, Beverage, Household Products, and Intimates and Underwear. The financial information about Sara Lee's industry segments can be found on page F-27 of this Report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Sara Lee Food and Beverage

    Sara Lee Packaged Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions throughout the United States, Europe and Mexico. Sara Lee believes it is one of the largest processed meats companies in the world. Sales are transacted through Sara Lee's own sales force, brokers and institutional buyers. Some of the more prominent brands in the United States within this category include Ball Park, Best's Kosher, Bryan, Hillshire Farm, Hygrade, Jimmy Dean, Kahn's, State Fair, Sara Lee and Galileo. Sara Lee's more prominent European brands include Aoste, Justin Bridou and Cochonou in France, Stegeman in the Netherlands, Argal in Spain and Nobre in Portugal. Sara Lee has a 49.9% interest in AXA Alimentos, S.A. de C.V. AXA Alimentos owns Kir Alimentos S. de R.L. de C.V. and Zwanenberg de Mexico, S.A. de C.V., which are leading processed meats companies in Mexico. Sara Lee also holds an equity investment in Johnsonville Sausage Company, a leading manufacturer of premium fresh sausage products in the United States.

    The products offered by this line of business include smoked sausage, bacon, hot dogs, breakfast sausage, breakfast sandwiches, premium deli and luncheon meats, ham, turkey, and packaged lunch combinations. The ingredients — pork, turkey and beef — are purchased by Sara Lee from a variety of sources. The prices of these raw materials fluctuate, depending primarily on supply and demand. Prices for hogs, which are a primary raw material for Sara Lee's packaged meat products, increased significantly in fiscal 2000. Because of the range of sources from which these raw materials are available, Sara Lee believes that it will continue to have access to adequate supplies.

    The Packaged Meats business is highly competitive, with an emphasis on product quality, price, advertising and promotion, and customer service. Sara Lee's competitors include international, national, regional and local companies. Sara Lee Packaged Meats has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

    Most of Sara Lee's Packaged Meats operations are regulated by the U.S. Department of Agriculture, whose focus is the quality, sanitation and safety of meat products, and to a lesser extent by state and local government agencies. Sara Lee's Packaged Meats operations in Europe and Mexico are regulated by local authorities.

    Sara Lee Bakery produces a wide variety of fresh and frozen baked and specialty items. Its core products are frozen and fresh pies, cheesecakes, pound cakes and specialty breads and bagels. These products are sold through supermarkets, foodservice distributors, bakery-deli and direct channels throughout the United States, United Kingdom, France, Mexico, Australia and numerous Asia-Pacific countries. Sales are transacted through Sara Lee's sales force and independent wholesalers and distributors. The key ingredients for these products — butter, milk, sugar, fruits, eggs and flour — are purchased from suppliers at prices that are subject to such influences as supply and demand, weather, and government price controls. Because of the number of sources from which such raw materials are generally available, Sara Lee believes it will continue to have access to adequate supplies.

    Competition in this business is strong, with a large number of participants. Sara Lee seeks to maintain and enhance a leading position in the industry through superior quality and value, marketing efforts that are designed to reinforce and build brand recognition, and through superior customer service.

    In the United States, Sara Lee Bakery products are subject to regulation by the Food and Drug Administration, the federal agency charged with, among other things, enforcing laws pertaining to food processing, content and labeling, and to a lesser extent, by state and local government agencies.

    Sara Lee Coffee and Tea held the number three category position at the end of fiscal year 2000 in worldwide roast and ground coffee. It has a significant presence in such countries as the Netherlands, Belgium, France, Denmark, Spain and Australia, and has established positions in Central and Eastern Europe and South America through acquisitions and expanded sales efforts. While Douwe Egberts is its European flagship brand, its other premium European coffee brands include Maison du Café, Marcilla and Merrild in Europe, and Café do Ponto, Pilão and Caboclo in South America. Sara Lee's Pickwick brand is an important brand in the European tea market. Other tea brands include Hornimans and Sueños de Oro in Spain and the Paradise iced tea brand in the United States foodservice market.

    This is a very competitive business with the other participants consisting primarily of other large multi-national companies. Sara Lee seeks to maintain a competitive advantage by offering its customers superior quality and value.

    Sara Lee is also a significant competitor in the out-of-home coffee service business. Its Douwe Egberts Coffee Systems business provides coffee and dispensing equipment in Europe, while its Superior Coffee business provides similar products and services in the United States.

    The significant cost item in the production of coffee products is the price of green coffee, which varies depending on such factors as weather (which affects the quality and quantity of available supplies), consumer demand, the political climate in the producing nations, unilateral pricing policies of producing nations, speculation on the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee's competitors. In fiscal 1998, green coffee prices rose substantially, while in fiscal 1999 and fiscal 2000, green coffee prices declined. Sara Lee anticipates that green coffee prices will continue to be affected by uncertainties over the availability of future supplies. Sara Lee mitigates the effect of fluctuating green coffee prices through careful inventory management and hedging strategies.

    The Coffee and Tea business also manufactures rice products under the Lassie brand in the Netherlands and snack and nut products under the Duyvis, Felix and Bénénuts brands in the Netherlands, Belgium and France.

    The Coffee and Tea business has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

    Sara Lee Foodservice is conducted principally under the PYA/Monarch name. PYA/Monarch is the leading foodservice distributor in the southeastern United States and is the fourth largest full-line foodservice company in the United States. This business distributes dry, refrigerated and frozen foods, paper supplies and foodservice equipment to institutional and commercial foodservice customers.

    The institutional foodservice distribution industry is highly competitive, with price and service being the major means by which Sara Lee Foodservice competes. This line of business generates lower margins on sales dollars than Sara Lee's other businesses. The operating results of this business are reflected in Sara Lee's consolidated financial statements as a discontinued operation.

Intimates and Underwear

    The Intimates and Underwear line of business markets a portfolio of apparel brands in the intimates, underwear and legwear product categories. Bras, panties and shapewear are marketed under such labels as Bali, Hanes Her Way, Playtex, Wonderbra and Daisyfresh in North America, and Playtex and Dim in Europe. Sara Lee is the leader in the North American intimates category.

    Distribution channels for intimate apparel range from department and specialty stores for such premium brands as Bali, and some Playtex products, to warehouse clubs and mass-merchandise outlets for some of the value-priced brands. Sales are effected through Sara Lee's sales force.

    The intimate apparel market is very competitive with products relying on brand recognition, quality, price and loyalty. Sara Lee competes by offering superior value, making use of low-cost sourcing, marketing activities and utilizing its megabranding strategy. The megabrands strategy entails marketing various products through common packaging, promotion and advertising. The intimate apparel business has accounted for 10% or more of Sara Lee's consolidated revenues during each of the past three fiscal years.

    Sara Lee's underwear and legwear business sources, manufactures and distributes men's, women's and children's underwear, hosiery and activewear (T-shirts, fleecewear and other jersey products for casualwear) in North America, South and Central America, Europe and the Asia-Pacific countries. These products are sold through Sara Lee's sales force to department stores, mass merchandisers, discount chains and the screen-print trade. Principal brands in the underwear category include Champion, Hanes, Hanes Her Way and Rinbros in North America, and Abanderado, Princesa, Champion, Hanes and Dim in Europe. Sara Lee believes that it is the leader in both the women's and girls' panties category in the United States, and in the heavily branded category of men's and boys' underwear in the United States, and has the leading position in men's and boys' underwear in Mexico.

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

    Sara Lee is the leader in the hosiery category in North America, Western Europe, Australia, New Zealand and South Africa. It also continues to establish operations in various Asia-Pacific countries, placing it in a strategic position to capitalize on developing markets in that area. Sara Lee's products consist of a wide variety of branded, packaged consumer products, including pantyhose, stockings, combination panty and pantyhose garments, tights, knee-highs and socks, many of which are available in both sheer and opaque styles. These products are sold in the United States under such brand names as Hanes, L'eggs, Donna Karan and DKNY (the last two being licensed), and abroad under such labels as Dim, Pretty Polly, Elbeo, Nur Die, Bellinda, Filodoro and Philippe Matignon.

    Sara Lee hosiery and legwear products are sold by Sara Lee's sales force in channels ranging from department and specialty stores (for premium brands such as Hanes, Donna Karan and DKNY in the United States, and Dim outside the United States), to supermarkets, warehouse clubs, discount chains and convenience stores for brands like L'eggs and some Dim products aimed at the price-conscious consumer. Hosiery also is distributed through catalog sales and Sara Lee stores. The hosiery and legwear business has accounted for 10% or more of Sara Lee's consolidated revenues during each of the past three fiscal years.

    The hosiery business is very competitive in both the United States and Europe and worldwide demand for hosiery products has declined over the last three years. In the United States, Sara Lee's major competitors are other hosiery companies, and the primary methods of competition are quality, value, function, and, with respect to L'eggs products, service and distribution. In Europe, where most of Sara Lee's competitors are small companies who compete in the unbranded sector of the market, the primary focus is on quality.

    Raw materials — nylon, spandex, and cotton — and manufacturing sources for the products in this category are readily available to Sara Lee.

Household Products

    Household Products is composed of four primary core categories: shoe care — led by a worldwide line of Kiwi products; body care items — led by the Sanex brand, but also including Duschdas, Badedas and Monsavon and baby care products sold under the Zwitsal, Fissan and Proderm names; insecticides — sold internationally under the Catch, Bloom, Vapona and Ridsect brand names; and air fresheners — led by the Ambi-Pur brand. Zendium and Prodent oral care products, and Biotex and Neutral specialty detergents are also important categories for Sara Lee. Body care items and insecticides are marketed principally in Europe as well as into the Asia-Pacific and Latin America markets. These products are sold through a variety of retail channels including supermarkets. These are very competitive businesses. Sara Lee seeks to maintain a competitive advantage by offering its customers superior quality and value.

    Sara Lee Direct Selling distributes a wide range of products — cosmetics, fragrances, jewelry, toiletries, apparel and nutritional supplements — through a network of independent sales representatives. The Direct Selling division has an independent sales force of more than 700,000 representatives, which makes it the seventh-largest direct seller worldwide. Sara Lee Direct Selling includes the Nutrimetics business in Australia, the House of Fuller business in Mexico, the House of Sara Lee businesses in Indonesia and the Philippines, and the Avroy Shlain business in South Africa. Sara Lee also operates direct selling organizations in Japan, China and Uruguay. While this segment is very fragmented, Sara Lee believes it has an important position in many product lines in those countries in which it competes.

Trademarks

    Sara Lee is the owner of over 30,000 trademark registrations and applications in over 179 countries. Sara Lee's trademarks are among its most valuable assets as it pursues its strategy of building brands globally.

Customers

    None of Sara Lee's business segments or lines of business depends on a single customer or a small number of customers, the loss of which would have a material adverse effect on Sara Lee's consolidated results of operations, financial position or cash flows. Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more product categories, and it has developed specific approaches to working with these individual customers.

Seasonality

    Sara Lee Foods experiences some seasonality. Sara Lee Packaged Meats' sales tend to be higher in the fourth fiscal quarter due to increased demand associated with the onset of the outdoor barbecuing season and various holidays. Sara Lee Bakery generally experiences increased demand for its products during the second fiscal quarter, driven principally by holiday buying. Intimates and Underwear generally experience increased demand during the second fiscal quarter as a result of "back to school" purchases. The European hosiery business is somewhat seasonal in nature, unlike the United States hosiery business, and tends to experience a reduced demand in the summer months.

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

Employees

    Sara Lee has approximately 154,000 employees worldwide.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Sara Lee's foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee's principal foreign subsidiary is Sara Lee/DE N.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands ("Sara Lee/DE"). Sara Lee indirectly owns a 100% interest in Sara Lee/DE, 41% in the form of voting shares and 59% in the form of depository receipts issued by the independent Stichting Administratiekantoor Douwe Egberts Sara Lee. Sara Lee/DE has responsibility for managing the Coffee and Tea and Household Products divisions of Sara Lee, as well as Sara Lee's foreign bakery operations.

    The foreign operations of Sara Lee's Packaged Meats line of business are conducted through Sara Lee Meats Europe B.V., the Aoste Group and Imperial Meat Products N.V., Nobre and Argal, while the foreign operations of Sara Lee Bakery are conducted through Kitchens of Sara Lee U.K. Ltd., Sara Lee Bakery (Australia) Pty Ltd. and Brossard France S.A.

    Coffee and Tea's operations are conducted by a number of subsidiaries, principally European, including Sara Lee/DE, Douwe Egberts Nederland B.V., Douwe Egberts France S.A., Douwe Egberts España S.A., Merrild Kaffe A/S, Douwe Egberts N.V., Compack Douwe Egberts Kft., Harris/DE Pty. Ltd., Balirny Douwe Egberts A.S. and Douwe Egberts Coffee Systems Nederland B.V.

    Household Products' operations are conducted by subsidiaries in over forty countries, principally Sara Lee/DE, Kiwi Brands Pty. Ltd., Kiwi France S.N.C., Kortman Intradal B.V., A/S Blumoller, Sara Lee/ DE España S.A., Sara Lee Household and Body Care U.K. Ltd., Sara Lee/DE Italy S.p.A., and Sara Lee/DE Deutschland GmbH and House of Fuller S.A. de C.V.

    Intimates and Underwear includes numerous foreign businesses, including Dim S.A., Grupo Sans, a division of Sara Lee/DE España S.A., Sara Lee Personal Products, S.p.A., Sara Lee Personal Products (Australia) Pty. Ltd., Pretty Polly, a division of Sara Lee UK Holdings Ltd., Sara Lee Personal Products GmbH, the Filodoro Group, Sara Lee Hosiery, S.A. de C.V., Rinbros, S.A. de C.V., Courtaulds Textiles, Sol y Oro Group and Maglificio Bellia S.p.A.

    The financial information about foreign and domestic operations can be found on page F-29 of this Report.

Item 2. Properties.

    Sara Lee operates 313 food processing and consumer product manufacturing plants, each containing more than 20,000 square feet in building area, in 26 states and 40 foreign countries. Sara Lee owns 233 and leases 82 of these plants. It also operates 162 warehouses containing more than 20,000 square feet in building area in 20 states and 25 foreign countries. Of these warehouses, 74 are owned and 88 are leased. The following table identifies the plants and warehouses presently owned or leased by Sara Lee that contain at least 250,000 square feet in building area.

Industry Segment and Division or Subsidiary	Location	Approximate Building Area in Square Feet
Food and Beverage
Aoste	Aoste, France	746,000
Aoste	Maclas, France	387,000
Aoste	Peyrolles, France	374,000
Aoste	St. Symphorien, France	303,000
Bill Mar Foods	Zeeland, Michigan	577,000
Bryan Foods, Inc.	West Point, Mississippi	800,000
Duyvis Trade	Zaandam, Netherlands	367,000
Hillshire Farm & Kahn's	Alexandria, Kentucky	325,000
Hillshire Farm & Kahn's	Cincinnati, Ohio	563,000
Hillshire Farm & Kahn's	New London, Wisconsin	565,000
Kitchens of Sara Lee U.K. Ltd.	East Yorkshire, United Kingdom	318,000
Koninklijke Douwe Egberts B.V.	Joure, the Netherlands	1,094,000
Koninklijke Douwe Egberts B.V.	Utrecht, the Netherlands	577,000
Koninklijke Douwe Egberts B.V.	Zaandam, the Netherlands	367,000
Meester	Wijhe, Netherlands	394,000
PYA/Monarch, Inc.	Charlotte, North Carolina	415,000
PYA/Monarch, Inc.	Bloomington, Indiana	321,000
PYA/Monarch, Inc.	Lexington, South Carolina	364,000
PYA/Monarch, Inc.	Montgomery, Alabama	374,000
Sara Lee Bakery	New Hampton, Iowa	294,000
Sara Lee Bakery	Tarboro, North Carolina	420,000
Sara Lee Bakery	Traverse City, Michigan	295,000
Sara Lee Bakeries U.K. Ltd.	Bridlington, England	318,000
Sara Lee Processed Meats Europe	Rio Maior, Portugal	348,000
Sara Lee Meats Europe B.V.	Miralcamp, Spain	260,000
Seitz Foods	St. Joseph, Missouri	305,000
Superior Coffee	Houston, Texas	331,000
Intimates and Underwear
Canadelle Limited Partnership	Montreal, Canada	289,000
Champion Products, Inc.	Laurel Hill, North Carolina	368,000
Champion Products, Inc.	Dunn, North Carolina	289,000
Champion Products, Inc.	Chihuahua, Mexico	429,000
Coach, Inc.	Jacksonville, Florida	560,000	*
Courtalds Textiles	Hyde, England	648,000
Courtalds Textiles	Nottingham, England	416,000
Dim, S.A.	Autun, France	328,000
Filodoro Calze SpA	Casalmoro, Italy	343,000
Filodoro Calze SpA	Casalmoro, Italy	251,000

JE Morgan Main	Tamaqua, Pennsylvania	481,000
L'eggs Products	Clarksville, Arkansas	337,000
L'eggs Products	Rockingham, North Carolina	440,000
Playtex Apparel, Inc.	Dover, Delaware	345,000
Sara Lee Direct	Rural Hall, North Carolina	699,000	*
Sara Lee Hosiery	East Rockingham, North Carolina	330,000	*
Sara Lee Hosiery	Winston-Salem, North Carolina	770,000
Sara Lee Hosiery	Darlington, South Carolina	287,000
Sara Lee Intimates	Kings Mountain, North Carolina	420,000
Sara Lee Knit Products	Jacksonville, Florida	1,592,000	*
Sara Lee Knit Products	Martinsville, Virginia	704,000	*
Sara Lee Knit Products	Rural Hall, North Carolina	986,000
Sara Lee Knit Products	Winston-Salem, North Carolina	568,000
Sara Lee Knit Products	Winston-Salem, North Carolina	395,000
Sara Lee Knit Products-Europe	Gent, Belgium	1,041,000	*
Sara Lee Knit Products-Europe	Campogalliano, Italy	301,000	*
Sara Lee Sock Company	Kernersville, North Carolina	340,000
Vatter GmbH	Rheine, Germany	549,000	*
Household Products
Bama Polska	Polska, Poland	261,000
Cruz Verde Legrain Benelux	Santiago, Spain	284,000	*
Household & Body Care Philippines	Trias Cavite, Philippines	556,000
Kiwi Brands Pty. Ltd.	Clayton, Australia	313,000
Sara Lee/DE Germany	Dusseldorf, Germany	333,000	*
Sara Lee Household & Body Care U.K. Limited	Slough, England	318,000

*
These facilities are leased; the remainder are owned by Sara Lee.

Item 3. Legal Proceedings.

    On December 22, 1998, Sara Lee announced the recall of specific production lots of packaged meat products produced at the corporation's Zeeland, Michigan facility between July 1, 1998 and the date of the recall. This action was taken as a result of concerns that the specified products may contain listeria bacteria that can pose a health hazard. The Center for Disease Control and Prevention ("CDC") has conducted an investigation into these concerns. On May 27, 1999 the CDC issued a public report linking the consumption of packaged meat products from the Zeeland, Michigan facility, which allegedly contained listeria, to 21 fatalities (15 adult deaths and 6 miscarriages) and approximately 100 illnesses in total. Sara Lee is cooperating with pending government investigations into the matters alleged by the CDC. Several lawsuits, including individual and class actions, have been filed against the corporation. A majority of the matters have been resolved and nine lawsuits, two involving deaths, remain pending. Although the outcome of the pending litigation cannot be determined with certainty, Sara Lee believes that the pending litigation and expected claims should not have a material adverse effect on the corporation's consolidated results of operations, financial position or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    Not Applicable.

PART II

Item 5. Market for Sara Lee's Common Equity and Related Stockholder Matters.

    Sara Lee's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of September 1, 2000, Sara Lee had approximately 82,500 holders of record of its common stock. Information about the high and low sales prices for each full quarterly period and the amount of cash dividends declared on Sara Lee's common stock during the past three fiscal years is set forth on page F-30 of this Report.

Item 6. Selected Financial Data.

    Financial information for Sara Lee for the eleven fiscal years ended July 1, 2000, is set forth on pages F-2 and F-3 of this Report. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements on pages F-4 through F-30 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This discussion and analysis of the corporation's results of operations, financial position and risk management activities should be read in conjunction with the General Development of Business on pages 1 through 6, the Narrative Description of Business on pages 6 through 9 and the Consolidated Financial Statements and related notes thereto contained on pages F-4 through F-30 of this report. The corporation's fiscal year ends on the Saturday closest to June 30. Fiscal years 2000 and 1998 were 52-week years, and fiscal 1999 was a 53-week year. Unless otherwise stated, references to years relate to fiscal years.

    In August 2000, the corporation entered into an agreement to sell PYA/Monarch ("PYA"). PYA distributes food and related products to restaurants and other foodservice establishments in the United States, and constitutes a business segment of the corporation. The operating results of this segment are recognized as a discontinued operation in the consolidated financial statements. The sale transaction is expected to close during the second quarter of 2001, at which time a gain is anticipated.

Results of operations — 2000 compared with 1999

    Continuing operations    Net sales increased 1.4% to $17.5 billion in 2000 from $17.3 billion in 1999. Businesses acquired net of businesses sold subsequent to the start of 1999 increased net sales by 4.7%. The strengthening during the year of the U.S. dollar in relation to foreign currencies had the effect of reducing reported sales by 3.4%. The strength of the U.S. dollar in relation to most European currencies, including those of several European Union member countries whose currency exchange rates were previously fixed with the euro, was offset in part by the strength in the currencies of Japan, Mexico, Canada and Indonesia. Since 1999 was a 53-week year, prior-year results reflect the impact of an additional week of reported sales. On a comparable basis, excluding the impact of acquisitions, dispositions, foreign currency exchange rate changes and the 53rd week included in the fourth quarter of 1999, sales increased 1.9% over the prior year. Comparable sales growth in Household Products and Intimates and Underwear contributed to this increase; Sara Lee Foods and Beverage reported sales declines of 0.5% and 0.4%, respectively, on a comparable basis.

    The gross profit margin was 42.3% in 2000 compared with 42.8% in 1999. Higher gross profit margins in Sara Lee's Beverage and Household Products segments, which were favorably impacted by improved sales volumes during the year, were offset by lower gross profit margins in Sara Lee Foods. Intimates and Underwear gross profit margins were down slightly from the prior year as well. The gross profit margin decline in Sara Lee Foods resulted from lower unit volumes in both the Packaged Meats and Bakery operations, and increased costs in the Packaged Meats business caused by significantly higher commodity costs and the continuing effects during much of the year from the December 1998 product recall.

    Selling, general and administrative expenses decreased 1.3% from the prior year, or 0.8% when measured on a percentage of sales basis. The lower level of selling, general and administrative expenses in 2000 was attributable to continuing benefits from completed restructuring actions, lower corporate and administrative overhead, and reduced levels of advertising and promotion spending.

    On December 22, 1998, the corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain Listeria bacteria. The estimated cost of this action was recognized in the second quarter of 1999 and reduced 1999 income from continuing operations before income taxes, income from continuing operations and income from continuing operations per diluted common share by $76 million, $50 million and $.05 per share, respectively. The recall charge recognized the costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the corporation's Zeeland, Michigan facility and liabilities incurred as a result of these actions.

    In the first quarter of 1999, as part of its ongoing restructuring program, the corporation disposed of certain assets related primarily to its international tobacco operations. The corporation received cash proceeds of $386 million in connection with the sale and recognized a pretax gain of $137 million, which increased 1999 income from continuing operations by $97 million or $.10 per common share on a diluted basis.

    Excluding the 1999 product recall charge and gain on sale of the corporation's tobacco business, operating income (income from continuing operations before income taxes, interest, corporate unallocated expenses, and amortization of goodwill and trademarks) increased $31 million or 1.5% in 2000. Businesses acquired net of businesses sold subsequent to the start of 1999 increased operating income by 2.2%. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by 3.2%. Prior-year results reflect the impact of an additional week in the fourth quarter of 1999. Thus, on a comparable basis, excluding the impact of business acquisitions, dispositions, changes in foreign currency exchange rates and last year's 53rd week, operating income increased 4.4%, reflecting improvements on a comparable basis in all business segments except Sara Lee Foods, which declined significantly in relation to the prior year.

    Net interest expense increased to $176 million in 2000 compared with $141 million in 1999. This increase was the result of higher average outstanding debt levels required to support acquisitions and the corporation's share repurchase activities during the year. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, decreased to $127 million principally as a result of decreased corporate office administration costs and lower expenses associated with incentive compensation and benefit plans.

    The following comparisons exclude the 1999 product recall charge and tobacco sale gain. Income from continuing operations before income taxes of $1.6 billion increased 3.8% during 2000. The effective tax rate decreased from 28.2% to 26.1% of pretax income from continuing operations resulting primarily from increased earnings in certain foreign jurisdictions with lower tax rates. Income from continuing operations increased 6.9% to $1.2 billion, while income from continuing operations per diluted share increased 11.4%

to $1.27 per share. Diluted earnings per share increased at a rate in excess of income from continuing operations because of fewer average shares and exercisable stock options outstanding during the year. Including the product recall charge and tobacco sale gain, income from continuing operations and related diluted earnings per share increased 2.4% and 6.7%, respectively.

    Discontinued operations    Net sales of the PYA foodservice segment were $2,903 million in 2000 and $2,742 million in 1999, an increase of 5.9%. Pretax income of this segment increased 5.7% from $101 million in 1999 to $107 million in 2000. Income from the discontinued PYA operation increased 5.5% from $60 million in 1999 to $64 million in 2000.

    Consolidated net income    Excluding the impact of unusual items, net income increased 6.9% from $1,144 million in 1999 to $1,222 million in 2000, while diluted earnings per share increased 10.7% to $1.34. Diluted earnings per share increased at a rate in excess of net income because of fewer average shares and exercisable stock options outstanding during the year. Including the impact of unusual items, net income increased 2.6% in 2000 while diluted earnings per share increased 6.3%.

Results of operations — 1999 compared with 1998

    Continuing operations    Net sales declined 0.9% to $17.3 billion in 1999. The effect on reported sales of businesses sold net of businesses acquired subsequent to the start of 1998 was approximately 0.3%. The overall strengthening of the U.S. dollar relative to foreign currencies during the year had the effect of reducing reported sales by approximately 0.6%. Declines in the currencies of Mexico, Australia, South Africa and Canada, as well as certain Asian countries, offset the overall strength of currencies in Europe in relation to the U.S. dollar. On a comparable basis, excluding the impact of acquisitions, dispositions and foreign currency changes, sales were essentially unchanged from the prior year. Comparable sales improvements in Household Products and Intimates and Underwear were offset by declines in Sara Lee Foods and Beverage.

    The gross profit margin was 42.8% in 1999 compared with 41.9% in 1998, reflecting improved gross margins in the Sara Lee Foods, Beverage and Household Products segments. Intimates and Underwear gross profit margins were down slightly from the prior year. The impact of lower commodity costs, as well as manufacturing efficiencies associated with ongoing restructuring and corporate-wide cost containment programs, improved gross profit margins.

    Selling, general and administrative expenses increased 2.2% over the prior year. This increase was due to a 2.0% increase in total advertising and promotion expenditures, as well as the impact of inflation on personnel and distribution-related costs. Partially offsetting these increases were benefits associated with ongoing restructuring and corporate-wide cost containment programs.

    In the second quarter of 1998, the corporation provided for the cost of restructuring its worldwide operations. The planned restructuring activities included the disposition of 116 manufacturing and distribution facilities — 86 of which were owned and 30 of which were leased. The restructuring provision reduced 1998 income from continuing operations before income taxes by $2,038 million and income from continuing operations by $1,624 million, or $1.68 per common share on a diluted basis. Business segment operating results in 1998 included charges for restructuring as follows (in millions): Sara Lee Foods — $208; Beverage — $71; Household Products — $185; and Intimates and Underwear — $1,574.

    Actions planned under the restructuring program have been completed. As a result of these actions, operating costs were lowered by $197 million in 2000, $148 million in 1999 and $61 million in 1998. These savings were the result of lower plant overhead, lower long-lived asset amortization and manufacturing efficiencies resulting from the restructuring actions.

    Operating income (income from continuing operations before income taxes, interest, corporate unallocated expenses, and amortization of goodwill and trademarks), excluding the 1999 product recall charge and gain on sale of the corporation's international tobacco operations, and the 1998 restructuring charge, was essentially unchanged in relation to the prior year. Businesses sold net of businesses acquired subsequent to the start of 1998 decreased operating income by 0.9%. The overall strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by 0.7%. Thus, excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 1.6%, reflecting improvements on a comparable basis in Sara Lee Foods and Household Products.

    Net interest expense decreased to $141 million in 1999 compared with $176 million in 1998. The lower level of net interest expense was due to strong operating cash flows in 1999 and the fourth quarter of 1998, as well as proceeds received from the sale of businesses and assets. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased to $197 million principally as a result of increased corporate office administration costs and higher minority interest expense.

    The following comparisons exclude the 1999 product recall charge and tobacco sale gain, and the 1998 restructuring charge. Income from continuing operations before income taxes increased 0.1% to $1.5 billion during 1999. The effective tax rate decreased from 30.4% to 28.2% of pretax income from continuing operations, resulting primarily from increased earnings in certain foreign jurisdictions that had lower tax rates. Income from continuing operations increased 3.2% to $1.1 billion, while income from continuing operations per diluted share increased 8.6% to $1.14 per share. Earnings per share increased at a rate in excess of net income because of fewer average shares outstanding during the year. Preferred dividends also declined during the year as a result of the redemption of the remaining auction preferred shares during the first quarter of 1998. Including the product recall charge and tobacco sale gain, income from continuing operations and related diluted earnings per share were $1.1 billion and $1.19 per share, respectively.

    Discontinued operations  Net sales of the PYA foodservice segment increased 6.1% from $2,585 million in 1998 to $2,742 million in 1999. Pretax income of this segment increased 11.1% from $89 million in 1998 to $101 million in 1999. Income from the discontinued PYA operation increased 12.7% from $52 million in 1998 to $60 million in 1999.

    Consolidated net income  Excluding the impact of unusual items, net income increased 3.7% from $1,102 million in 1998 to $1,144 million in 1999, while diluted earnings per share increased 9.0% to $1.21. Including the impact of unusual items in 1999, net income and diluted earnings per share were $1,191 million and $1.26, respectively, as compared with a 1998 loss of $523 million and a related loss per share on a diluted basis of $.57.

    Operating results by continuing business segment — 2000 compared with 1999  The following discussion comparing 2000 business segment performance with 1999 excludes the prior-year product recall charge and gain on sale of the international tobacco operations noted previously.

    During 2000, the corporation announced the appointments of a new chief executive officer and a new chief financial officer. As a result of these changes, the primary measurement of business performance was changed. Operating performance is now evaluated and reported based upon the pretax income of each business before the impact of goodwill and trademark amortization and interest expense. Previously, the corporation measured and reported business performance including goodwill and trademark amortization, and allocated interest expense and income tax expense to its business components.

    Net sales in the Sara Lee Foods segment declined 3.1% in 2000, largely due to unit volume declines in both the Packaged Meats and Bakery operations. Sales were negatively affected during much of the year by the impact of the business disruption caused by the December 1998 recall of certain packaged meat products produced at the corporation's plant in Zeeland, Michigan. Excluding the impact of acquisitions, dispositions, changes in foreign currencies, and the 53rd week in 1999, segment sales decreased 0.5%. Packaged Meats unit volumes were down 5% excluding acquisitions and the impact of the 53rd week in 1999, reflecting declines in both the U.S. and European markets. Worldwide unit sales for Sara Lee Bakery declined 9%, as the impact of the 53rd week in 1999 was offset by acquisitions during the year. Volume declines in the U.S. bakery-deli category coupled with declines in Europe contributed to the unit sales decrease during the year. Including acquisitions, Packaged Meats unit volumes declined 5%.

    Operating income in the Sara Lee Foods segment declined 21.7% during the year. This decline reflects higher costs in the packaged meats businesses caused by significantly higher commodity costs, the continuing effects during much of the year from the December 1998 product recall and the profit impacts of lower sales volumes in both the Packaged Meats and Bakery operations. On a comparable basis, excluding the impact of acquisitions, dispositions, changes in foreign currencies and last year's 53rd week, segment operating income declined 19.6%.

    Net sales in Sara Lee's Beverage segment increased 7.6%. Businesses acquired subsequent to the start of the prior fiscal year contributed significantly to segment results, increasing reported sales in 2000 by 17.1%. The strengthening of the U.S. dollar in relation to key European currencies decreased reported sales by 7.3%. On a comparable basis, excluding the impact of acquisitions, currency exchange rate changes and the 53rd week in 1999, sales decreased 0.4%. Net sales were negatively impacted by significantly lower commodity coffee costs in 2000, which resulted in lower prices to customers during much of the year. Excluding acquisitions and the 1999 53rd week impact, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 1%, as consumers reacted favorably to product offerings and lower coffee prices. Unit volumes grew 26% including sales contributed from recently acquired businesses.

    Operating income for the Beverage segment increased 9.0%, reflecting the profit impact of higher segment sales volumes and the benefits from lower commodity costs during the year. Changes in foreign currency exchange rates had the effect of reducing operating income in the Beverage segment by 7.8%. Excluding the impact of acquisitions, changes in foreign currencies and the impact of the 53rd week in 1999, operating income increased 11.0%.

    Net sales and operating income in the Household Products segment increased 2.8% and 8.3%, respectively. The strengthening of the U.S. dollar in relation to foreign currencies, particularly in Europe, reduced reported sales and operating income by 5.8% and 5.4%, respectively. Sales and operating income contributed from recently completed acquisitions largely offset the impact of last year's 53rd week. As a result, excluding the impact of acquisitions, dispositions, changes in foreign currencies and the 53rd week in 1999, Household Products segment sales and operating income increased 8.9% and 14.3%, respectively. Excluding acquisitions and the 53rd week impact, unit volumes for this segment's four core categories — shoe care, body care, insecticides and air fresheners — increased 10%. Unit volumes contributed from acquisitions made during the year offset the impact of last year's 53rd week.

    Intimates and Underwear net sales improved 2.1%, while operating income increased 8.7% to $844 million. Excluding the impact of acquisitions, dispositions, changes in foreign currencies and last year's 53rd week, sales increased 2.7% and operating income increased 11.2%. Unit volumes for Worldwide Legwear declined 4%, combining a 6% increase in sock unit sales with an 8% decline in sheer hosiery volumes, reflecting the continuing decline in the global sheer hosiery market. Unaffected by acquisitions during the year, sock unit volumes increased 8% and sheer hosiery unit sales declined 6%, excluding the impact of last year's 53rd week. Worldwide Knit Products unit sales improved 6%, including unit gains of 9% in the underwear and 6% in the activewear categories. On a comparable basis, excluding acquisitions and the 1999 53rd week impact, Knit Products unit volumes increased 8%. Intimate Apparel unit sales increased 6%, with strength in both the United States and Europe. Excluding the impact of acquisitions and last year's 53rd week, unit sales improved 8%. The Coach accessories business reported improved unit volumes, sales and operating income during the year, reflecting growth in both the direct-to-consumer and wholesale channels. Intimates and Underwear segment operating income was favorably impacted during the year by the restructuring program initiated in 1998.

    Operating results by continuing business segment — 1999 compared with 1998  The following discussion comparing 1999 business segment performance with 1998 excludes the 1999 product recall charge and gain on sale of the international tobacco operations, and the 1998 restructuring charge noted previously.

    Net sales in the Sara Lee Foods segment declined in 1999 by 3.5% as lower processed meats commodity costs resulted in lower prices to customers. Sales were also negatively affected by the business disruption resulting from the recall of packaged meat products produced at the corporation's plant in Zeeland, Michigan, and the temporary closure of that plant. Excluding the impact of the business disruption related to the product recall and temporary plant closure, and the impact of acquisitions, dispositions and changes in foreign currencies, segment sales increased by 0.2%. Excluding acquisitions, Packaged Meats unit volumes were down 1%, but gained 4% excluding the impact of the product recall, with particular strength in the fresh sausage, smoked sausage and breakfast sausage product lines. Worldwide unit sales for Sara Lee Bakery, excluding acquisitions, were flat, as gains in the growing bakery-deli and fresh baked segments were offset by declines at retail. Including acquisitions, Packaged Meats unit volumes were flat and Bakery volumes increased 3%.

    Operating income for Sara Lee Foods increased 1.4%. Excluding the impact of the business disruption related to the product recall and temporary plant closure, and the impact of acquisitions, dispositions and changes in foreign currencies, segment operating income increased 16.3%. Operating results benefited from improved gross margins related to lower commodity costs, an improved sales mix and benefits associated with the restructuring program.

    Net sales in the Beverage segment declined 6.4%. Excluding the results of the international tobacco operations disposed of earlier in the year and acquisitions made subsequent to the start of 1998, sales decreased 1.8%. The strengthening of most European currencies versus the U.S. dollar increased reported sales by 0.3%. Thus, on a comparable basis, sales decreased 2.1%. Net sales were negatively impacted by significantly lower commodity coffee costs in 1999, which resulted in decreased consumer prices during much of the year. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 6% as consumers reacted favorably to product introductions and lower coffee prices. Unit volumes grew 20% including sales contributed from recently acquired businesses.

    Operating income for the Beverage segment declined 4.6%, reflecting the impact of the divestment of the international tobacco operations in the first quarter of 1999. Changes in foreign currency exchange rates had the effect of improving operating income of the segment by 0.9%. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income increased 0.3%.

    Net sales and operating income in the Household Products segment increased 4.6% and 8.6%, respectively. The weakening of foreign currencies relative to the U.S. dollar, particularly in Mexico, South Africa, Australia and certain Asian countries, reduced reported sales and operating income by 3.6% and 4.1%, respectively. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, Household Products sales and operating income increased 7.8% and 11.2%, respectively. Excluding acquisitions, unit volumes for this segment's four core categories — shoe care, body care, insecticides and air fresheners — grew 10%. Unit volumes for these four categories grew 13% including acquisitions.

    Intimates and Underwear net sales improved 1.7%, while operating income declined 1.5%. Excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales increased 1.7% and operating income decreased 0.6%. Unit volumes for Worldwide Legwear declined 1%, combining a 10% increase in sock unit sales with a 4% decline in sheer hosiery volumes, which reflects the continuing decline in the global sheer hosiery market. Worldwide Knit Products unit sales improved 6%, including unit gains of 6% in the underwear and 4% in the activewear categories. Unit volume declines at the corporation's Champion division were due primarily to continuing difficult market conditions. The Champion results reduced the overall unit sales gain in the activewear category and contributed to the segment's operating income decline. Intimate Apparel unit sales increased 13%, with strength in both the United States and Europe. The Coach accessories business had slightly lower sales in 1999, due principally to unit volume declines, but reported improvements in operating income from the prior year. Intimates and Underwear operating income was favorably impacted by the restructuring program initiated in 1998.

Financial position

    Net cash provided from operating activities was $1.5 billion in 2000, $1.6 billion in 1999 and $1.9 billion in 1998. The net reduction in operating cash flows in 2000 was primarily the result of increased receivable and inventory levels in comparison with the prior year, which offset cash generated by improved earnings during the year. In 1999, lower year-end inventory levels and improved earnings in relation to the prior year contributed to the strong reported operating cash flows.

    As of July 1, 2000 and July 3, 1999, the corporation's current liabilities exceeded current assets by $785 million and $682 million, respectively. These working capital deficits result from the corporation's emphasis on the management of trade receivables, payables and inventories, as well as the decision to finance a portion of its capital needs with short-term debt. Subsequent to year-end, the corporation refinanced a portion of its outstanding notes payable through the issuance of approximately $840 million in fixed and index-linked-floating-rate, euro-denominated medium-term notes. The corporation has numerous credit facilities available, including ongoing revolving credit agreements totaling $1,820 million as of July 1, 2000, which management considers sufficient to satisfy its operating requirements.

    Net cash used in investment activities was $1,296 million in 2000, $192 million in 1999 and $275 million in 1998. The increase in cash used for investment activities in 2000 is the result of a $621 million increase in cash expenditures for purchases of businesses and property and equipment, and lower proceeds from the disposition of businesses and assets versus the prior year. The corporation received $570 million of cash from the disposition of businesses and investments, and sale of assets in 1999, relating primarily to the sale during the first quarter of the international tobacco business, which resulted in the receipt of $386 million of cash proceeds, and sales of assets as part of the ongoing program to reduce the level of assets deployed in the business. Cash expenditures for purchases of businesses and capital expenditures declined $98 million in 1999 from the prior year.

    During 2000, the corporation acquired several companies and made certain equity method investments for an aggregate purchase price of $1 billion, which consisted of $743 million in cash and $257 million in stock. The principal acquisitions were Chock full o'Nuts Corporation, a roaster, packer and marketer of coffee in the United States; the North American coffee business of Nestlé S.A., which includes the roast and ground coffee products sold under the Hills Bros., MJB and Chase & Sanborn brands; Outer Banks Inc., a manufacturer, marketer and distributor of knitted sport shirts; and Courtaulds Textiles plc, a European producer, marketer and distributor of private-label and branded apparel and textiles based in the United Kingdom. The corporation also acquired a minority interest in Johnsonville Sausage, a domestic manufacturer and marketer of fresh meat products.

    During 1999, the corporation acquired several companies for an aggregate purchase price of $234 million in cash and $9 million in common stock. The principal acquisitions were Continental Coffee, a domestic manufacturer, marketer and distributor of roasted and ground coffee, and Monsavon, a European marketer and distributor of personal body care products.

    In 1998, the corporation announced plans to repurchase $3 billion of its common stock over a three-year period. A total of $1.5 billion of common stock was repurchased in 1998; $1.3 billion was repurchased in 1999; and $239 million was repurchased during the first six months of 2000, thereby completing the repurchase plan. On January 27, 2000, the corporation's board of directors voted to increase the number of shares authorized for repurchase by 50 million shares, increasing the total number of shares of common stock authorized for repurchase to more than 70 million. In the last six months of 2000, a total of $793 million of common stock was repurchased by the corporation, bringing the total amount repurchased during the year to $1,032 million. During 2000, $1,245 million of net cash was received from long- and short-term borrowings, while in the 1999 and 1998 comparable periods, net cash of $187 million and $411 million, respectively, was received. Cash dividends increased to $485 million in 2000, compared with $464 million in 1999 and $447 million in 1998.

Subsequent events and future actions

    In May 2000, the corporation announced that it was initiating a program that would ultimately lead to the disposition of certain businesses, including the Coach accessories business; PYA/Monarch, a domestic foodservice distributor; Champion, a manufacturer and marketer of athletic apparel; and International Fabrics, a manufacturer of component parts used in the production of intimate apparel and underwear. In June 2000, the corporation initiated steps to complete the initial public offerings of up to 19.9% of the shares of Coach and PYA/Monarch.

    In August 2000, the corporation announced that it had entered into an agreement to sell PYA/Monarch. This transaction is expected to close in the second quarter of 2001, at which time the corporation anticipates receiving cash proceeds of $1.57 billion from the buyer and recognizing a gain on the disposition of this business. The net assets of the PYA/Monarch business were $328 million at July 1, 2000 and have been classified as Net Assets of Businesses Held for Sale in the Consolidated Balance Sheets. The proceeds received from this transaction may be used for a variety of purposes including the repurchase of shares, the reduction of debt levels or the acquisition of businesses.

    The corporation is currently pursuing the initial public offering of Coach, and no decision has been reached regarding the form or timing of a transaction to dispose of the remaining ownership interest in this company. Management is currently in the initial stages of evaluating alternatives for the disposition of Champion, and no decision has been made as to the form or timing of a transaction to dispose of this business. At the present time, the corporation anticipates that it will dispose of the International Fabrics business in 2001. The net assets of this business have been classified in the Consolidated Balance Sheets in the caption Net Assets of Businesses Held for Sale.

Euro

    On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one new common currency — the euro. The euro then began trading on currency exchanges and began to be used in certain business transactions. The transition period for the introduction of the euro occurs through June 2002. Beginning January 2002, new euro-denominated bills and coins will be issued. Simultaneously, legacy currencies will begin to be withdrawn from circulation with the completion of the withdrawal scheduled no later than June 30, 2002. Because of the significant concentration of sales and operating profits generated in the European Union, the corporation has established plans to identify and address risks arising from the conversion to the new currency. These risks include, but are not limited to, converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased cross-border price transparency, evaluating the corporation's exposure to currency exchange risks during and following the transition period to the euro and determining the impact on the corporation's processes for preparing and maintaining accounting and taxation records.

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

New accounting pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement No. 133."

    These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income.

    These rules become effective for the corporation on July 2, 2000. The corporation will record the effect of the transition to these new accounting requirements as a change in accounting in the first quarter of 2001. The effect of this change in accounting will not be material to the corporation's results of operations and financial position.

    In May 2000, the Emerging Issues Task Force (EITF) of the FASB announced that it had reached a conclusion on Issue 00-14, "Accounting for Certain Sales Incentives." Issue 00-14 establishes requirements for the recognition and presentation in financial statements of sales incentives such as discounts, coupons and rebates. The EITF conclusions on this issue become effective for the corporation in 2001. Because of the timing of the release of these conclusions, management has not fully assessed their effect on the results of operations and financial position of the corporation. However, it is likely that the adoption of this statement will result in the reclassification of certain costs within the captions of the consolidated income statements. At this time, management does not believe that the adoption of this statement would modify reported pretax earnings or net income presented in these statements.

    In July 2000, the EITF of the FASB announced that it had reached a conclusion on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Issue 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling represent revenues earned for the goods provided and should be classified as such. This conclusion becomes effective for the corporation in 2001. Upon adoption of the consensus, comparative financial statements for prior periods must comply with the classification guidelines of this issue. At this time, management does not believe that the adoption of this statement would modify reported revenue, gross margin, pretax earnings or net income presented in these statements.

Forward-looking information

    From time to time, in oral statements and written reports, the corporation discusses its expectations regarding future performance by making certain "forward-looking statements." For example, such forward-looking statements are contained in this Management's Discussion and Analysis. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the corporation's ability to achieve its stated goals are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates — particularly the euro — given the corporation's significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the corporation's products; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (iv) the corporation's ability to successfully integrate acquisitions into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; (v) the financial impact of the corporation's decision to dispose of certain non-core business units; (vi) fluctuations in the cost and availability of various raw materials; (vii) the effect on future revenues and expenses of the corporation's December 1998 voluntary recall of certain packaged meat products and the governmental investigations and litigation arising therefrom; and (viii) the corporation's ability to realize forecasted savings, as well as improvements in productivity and efficiency from its business reshaping, restructuring and other programs. In addition, the corporation's results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the corporation in markets where it competes.

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

    Foreign exchange   The corporation uses primarily foreign currency forward and option contracts to hedge its exposure from adverse changes in foreign exchange rates. The corporation's exposure to foreign exchange rates exists primarily with the European euro, Mexican peso, Canadian dollar and British pound against the U.S. dollar. Hedging is accomplished through the use of financial instruments as the gain or loss on the hedging instrument offsets the gain or loss on an asset, liability or a basis adjustment to a firm commitment. Hedging of anticipated transactions is accomplished with financial instruments as the gain or loss on the hedge occurs on or near the maturity date of the anticipated transactions.

    Interest rates   The corporation uses interest rate swaps to modify its exposure to interest rate movements and to reduce borrowing costs. The corporation's net exposure to interest rate risk consists of floating-rate instruments that are benchmarked to U.S. and European short-term money market interest rates. Interest rate risk management is accomplished through the use of swaps to create synthetic debt instruments.

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

	Amounts	Average	Time Interval	Confidence Level
Value at risk amounts
(dollars in millions)
Interest rates	$4.5	$5.7	1 day	95%
Foreign exchange	6.7	6.3	1 day	95

    Sensitivity analysis   For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation's commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the underlying exposure. At year-end, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $1.5 million. This amount is not significant compared with the earnings and equity of the corporation.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not Applicable.

PART III

Item 10. Directors and Executive Officers of Sara Lee.

    The following is a list of all current executive officers of Sara Lee Corporation.

Name	Age at October 26, 2000	Offices and Positions Held	First Elected an Officer
John H. Bryan	64	Chairman of the Board	3/28/74
C. Steven McMillan	54	President, Chief Executive Officer and Director	3/31/83
Cary D. McMillan	42	Executive Vice President, Chief Financial and Administrative Officer and Director	11/10/99
Frank L. Meysman	48	Executive Vice President and Director	6/26/92
Paul J. Lustig	50	Executive Vice President	7/1/93
James R. Carlson	58	Senior Vice President	1/29/88
Gary C. Grom	53	Senior Vice President — Human Resources	10/25/90
Roderick A. Palmore	48	Senior Vice President, General Counsel and Secretary	3/28/96
Mark J. McCarville	54	Senior Vice President — Corporate Development	6/24/82

    There are no family relationships between any of the above-named executive officers.

    Each of the executive officers listed above has served Sara Lee or its subsidiaries in various executive capacities for the past five years except Roderick A. Palmore and Cary D. McMillan. Before joining Sara Lee in 1996, Mr. Palmore was a partner in the Chicago office of the law firm of Sonnenschein, Nath & Rosenthal. Before joining Sara Lee in 1999, Mr. Cary McMillan was a partner of the international accounting firm of Arthur Andersen LLP, most recently serving as the managing partner of its Chicago office.

    For information with respect to the directors of Sara Lee, see "Election of Directors" contained in the Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation.

    The information set forth in the Proxy Statement under the captions "Director Compensation" and "Executive Compensation" is incorporated herein by reference; provided, however, that the Report of the Compensation and Employee Benefits Committee on Executive Compensation and the Performance Graph contained in the Proxy Statement are not incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    (a) The information set forth in the Proxy Statement under the caption "Sara Lee Stock Ownership by Certain Beneficial Owners" is incorporated herein by reference.

    (b) Security ownership by management as contained in the Proxy Statement under the caption "Sara Lee Stock Ownership by Directors and Executive Officers" is incorporated herein by reference.

    (c) There are no arrangements known to Sara Lee the operation of which may at a subsequent date result in a change in control of Sara Lee.

Item 13. Certain Relationships and Related Transactions.

    The information set forth in the Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Employment and Consulting Agreements" is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Page
(a) 1. Financial Statements
Report of Independent Public Accountants	F-1
Consolidated Statements of Income — Years ended June 27, 1998, July 3, 1999 and July 1, 2000	F-4
Consolidated Balance Sheets — June 27, 1998, July 3, 1999 and July 1, 2000	F-5
Consolidated Statements of Common Stockholders' Equity — For the period June 28, 1997 to July 1, 2000	F-7
Consolidated Statements of Cash Flows — Years ended June 27, 1998, July 3, 1999 and July 1, 2000	F-8
Notes to Financial Statements	F-9
2. Financial Statement Schedules
Report of Independent Public Accountants	F-31
Schedule II - Valuation and Qualifying Accounts	F-32
3. Exhibits

Incorporation by Reference
(3a)1.	Charter
Exhibit 4.1 to Registration Statement No. 33-35760 on Form S-8 dated July 6, 1990, Exhibit 4.2 to Registration Statement No. 33-37575 on Form S-8 dated November 1, 1990 and Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended July 2, 1994.
2.	Articles of Amendment to Charter	Exhibit 3(a)2 to Report on Form 10-K for Fiscal Year ended July 3, 1999
3.	Articles Supplementary	Exhibit 3(a)3 to Report on Form 10-K for Fiscal Year ended July 3, 1999
(3b)	Bylaws

(4)	Stockholder Rights Agreement, dated as of March 26, 1998 between Sara Lee Corporation and First Chicago Trust Company of New York, as rights agent.	Exhibit 4.1 to Report on Form 8-K dated May 15, 1998

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
(10)	*1. 1979 Stock Option Plan, as amended	Exhibit 10(1) to Report on Form 10-K for Fiscal Year ended July 1, 1995
	*2. 1981 Stock Option Plan, as amended	Exhibit 10(11) to Report on Form 10-K for Fiscal Year ended July 1, 1989
	*3. 1988 Non-Qualified Stock Option Plan, as amended	Exhibit 10(3) to Report on Form 10-K for Fiscal Year ended July 1, 1995
	*4. 1989 Incentive Stock Plan, as amended	Exhibit 10(4) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*5. Supplemental Benefit Plan, as amended	Exhibit 10(5) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*6. Performance-Based Annual Incentive Plan	Exhibit A to Proxy Statement dated September 20, 1995
	*7. 1995 Long-Term Incentive Stock Plan, as amended	Exhibit 10(16) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*8. 1995 Non-Employee Director Stock Plan, as amended	Exhibit 10(8) to Report on Form 10-K for Fiscal Year ended July 3, 1999
	*9. 1998 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 21, 1998
	*10. 1999 Non-Employee Director Stock Plan	Exhibit A to Proxy Statement dated September 20, 1999
	*11. Non-Qualified Deferred Compensation Plan for Outside Directors, as amended	Exhibit 10(19) to Report on Form 10-K for Fiscal Year ended June 27, 1999
	*12. Executive Deferred Compensation Plan	Exhibit 10(12) to Report on Form 10-K for Fiscal Year ended July 3, 1999
*13. Second Amendment to Executive Deferred Compensation Plan
	*14. FY 1998-00 Long Term Performance Incentive Plan	Exhibit 10(22) to Report on Form 10-K for Fiscal Year ended June 27, 1998
	*15. FY 1999-01 Long Term Performance Incentive Plan	Exhibit 10(15) to Report on Form 10-K for Fiscal Year ended July 3, 1999
	*16. Non-Qualified Estate Builder Deferred Compensation Plan	Exhibit 10(17) to Report on Form 10-K for Fiscal Year ended June 29, 1985

	*17. Severance Policy for Corporate Officers, as amended	Exhibit 10(23) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*18. Employment Agreement, dated January 1, 1996, between Sara Lee Corporation and Frank L. Meysman	Exhibit 10(24) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*19. Employment Agreement, dated January 1, 1996, between Sara Lee/DE N.V. and Frank L. Meysman and attachments (translated from Dutch)	Exhibit 10(25) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*20. Restricted Share Unit Agreement dated April 29, 1998 between Sara Lee Corporation and Frank L. Meysman	Exhibit 10(27) to Report on Form 10-K for Fiscal Year ended June 27, 1998
*21. Consulting and Retirement Agreement dated February 25, 2000 between Sara Lee Corporation and John H. Bryan
*22. Employment Transition Agreement dated July 17, 2000 between Sara Lee Corporation and Judith A. Sprieser
*23. Consulting and Retirement Agreement dated March 15, 2000 between Sara Lee Corporation and James R. Carlson
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

September 27, 2000

SARA LEE CORPORATION
By:	/s/ RODERICK A. PALMORE Senior Vice President, General Counsel and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 27, 2000.

Signature	Capacity

/s/ JOHN H. BRYAN John H. Bryan	Chairman of the Board
/s/ C. STEVEN MCMILLAN C. Steven McMillan	President, Chief Executive Officer and Director
/s/ FRANK L. MEYSMAN Frank L. Meysman	Executive Vice President and Director
/s/ CARY D. MCMILLAN Cary D. McMillan	Executive Vice President, Chief Financial and Administrative Officer and Director
/s/ WAYNE R. SZYPULSKI Wayne R. Szypulski	Vice President and Controller
* Paul A. Allaire	Director
* Frans H.J.J. Andriessen	Director
* Duane L. Burnham	Director

* Charles W. Coker	Director
* James S. Crown	Director
* Willie D. Davis	Director
* Vernon E. Jordan, Jr.	Director
* James L. Ketelsen	Director
* Hans B. van Liemt	Director
* Joan D. Manley	Director
* Rozanne L. Ridgway	Director
* Richard L. Thomas	Director
* John D. Zeglis	Director

*
By Roderick A. Palmore as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

By:	/s/ RODERICK A. PALMORE Roderick A. Palmore As Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
  SARA LEE CORPORATION:

    We have audited the accompanying consolidated balance sheets of SARA LEE CORPORATION (a Maryland corporation) AND SUBSIDIARIES as of July 1, 2000, July 3, 1999, and June 27, 1998, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended July 1, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sara Lee Corporation and Subsidiaries as of July 1, 2000, July 3, 1999, and June 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States.

/s/  ARTHUR ANDERSEN LLP

Chicago, Illinois
July 28, 2000

    (except with respect to the matter discussed in the subsequent event note, as to which the date is August 16, 2000)

Sara Lee Corporation and Subsidiaries

FINANCIAL SUMMARY
(dollars in millions except per share data)

	Compound Growth Rate		Years ended
	5 Years	10 Years	July 1, 2000	July 3, 1999(1,4)
Results of operations
Continuing operations
Net sales	2.2%	5.5%	$17,511	$17,270
Operating income (loss)	3.9	7.7	2,041	2,071
Income (loss) before income taxes	6.2	8.8	1,567	1,570
Income (loss)	8.5	10.0	1,158	1,131
Effective tax rate	—	—	26.1%	28.0%
Income (loss) per common share
Basic	10.9	11.0	1.31	1.24
Diluted	11.1	11.2	1.27	1.19
Net income (loss)	8.7	10.0	1,222	1,191
Net income (loss) per common share
Basic	11.2	11.1	1.38	1.31
Diluted	11.1	11.0	1.34	1.26

Financial position
Total assets	(1.1)%	4.4%	$11,611	$10,292
Total debt	12.5	9.7	4,683	3,344
Operating cash flow to average total debt(6)	—	—	34.1%	43.4%
Return on invested capita1(7)	—	—	24.2%	21.3%

Per common share(8)
Dividends(9)	9.6%	10.1%	$.53	$.49
Book value at year-end	(18.7)	(5.2)	1.46	1.43
Market value at year-end	6.3	10.2	19.31	22.50
Shares used in the determination of net income per share
Basic (in millions)	(1.7)	(0.4)	875	903
Diluted (in millions)	(1.7)	(0.5)	912	944

Other information
Cash flow—Net cash from operating activities	2.3%	10.2%	$1,540	$1,603
Depreciation	(1.1)	4.4	402	352
Amortization of intangibles
—Goodwill	5.6	9.6	157	142
—Trademarks and other	(1.7)	9.2	43	39
Capital expenditures	6.2	0.9	647	535
Media advertising expense	(1.5)	2.2	391	414
Total advertising and promotion expense	3.6	7.0	1,997	2,010
Common stockholders of record	—	—	82,600	83,300
Number of employees	—	—	154,200	133,900

(1)
In 1999, the gain on the sale of the tobacco business of $137 net of the product recall charge of $76 had the following impacts on continuing operations—income before income taxes and income increased $61 and $47, respectively. Net income increased $47 as a result of these items.
(2)
In 1998, a restructuring provision had the following impacts on continuing operations—operating income and income before income taxes were reduced by $2,038 and income was reduced by $1,624. Net income was reduced by $1,625 as a result of the restructuring.
(3)
In 1994, a restructuring provision had the following impacts on continuing operations—operating income and income before income taxes were reduced by $732 and income was reduced by $495. Net income was reduced by $495 as a result of the restructuring. In addition, in 1994, the cumulative effect of adopting a mandated change in the method of accounting for income taxes reduced net income by $35.

The Notes to Financial Statements should be read in conjunction with the Financial Summary.

	Years ended
	June 27, 1998(2)	June 28, 1997	June 29, 1996	July 1, 1995	July 2, 1994(3)	July 3, 1993(4)	June 27, 1992(5)	June 29, 1991	June 30, 1990
Results of operations
Continuing operations
Net sales	$17,426	$17,361	$16,424	$15,735	$14,038	$13,204	$11,958	$11,019	$10,273
Operating income (loss)	(28)	1,990	1,875	1,688	718	1,393	1,278	1,141	973
Income (loss) before income taxes	(531)	1,401	1,304	1,161	342	1,044	1,174	801	672
Income (loss)	(575)	960	873	770	171	682	766	519	446
Effective tax rate	8.2%	31.5%	33.0%	33.7%	40.0%	34.7%	34.8%	35.3%	33.6%
Income (loss) per common share
Basic	(.63)	.97	.88	.78	.19	.68	.78	.52	.46
Diluted	(.63)	.94	.85	.75	.19	.66	.75	.51	.44
Net income (loss)	(523)	1,009	916	804	199	704	761	535	470
Net income (loss) per common share
Basic	(.57)	1.02	.92	.81	.18	.71	.78	.54	.48
Diluted	(.57)	.99	.89	.79	.18	.68	.75	.53	.47

Financial position
Total assets	$10,784	$12,775	$12,421	$12,284	$11,524	$10,764	$9,907	$8,042	$7,557
Total debt	3,061	2,663	2,295	2,596	2,859	2,433	1,777	1,767	1,859
Operating cash flow to average total debt(6)	56.8%	49.3%	41.4%	40.6%	25.8%	31.7%	42.1%	37.3%	25.6%
Return on invested capita1(7)	17.5%	16.0%	15.0%	14.6%	12.6%	12.7%	13.3%	13.8%	14.3%

Per common share(8)
Dividends(9)	$.45	$.41	$.37	$.34	$.31	$.28	$.31	$.23	$.20
Book value at year-end	1.97	4.46	4.45	4.10	3.46	3.66	3.53	2.74	2.49
Market value at year-end	28.31	21.03	16.25	14.25	10.31	12.13	12.41	10.09	7.28
Shares used in the determination of net income per share
Basic (in millions)	939	959	963	955	955	963	941	921	914
Diluted (in millions)	939	1,004	1,007	996	997	1,011	992	971	959

Other information
Cash flow
—Net cash from operating activities	$1,935	$1,552	$1,304	$1,373	$839	$850	$976	$875	$582
Depreciation	409	470	442	425	406	376	347	294	260
Amortization of intangibles
—Goodwill	144	155	128	119	107	101	89	71	63
—Trademarks and other	42	38	47	47	48	36	27	19	18
Capital expenditures	474	547	542	480	628	728	509	522	595
Media advertising expense	401	414	444	422	371	392	325	288	313
Total advertising and promotion expense	1,970	1,936	1,837	1,674	1,497	1,454	1,294	1,066	1,012
Common stockholders of record	85,100	88,800	91,300	93,400	95,600	88,100	75,400	69,400	64,800
Number of employees	134,800	137,100	131,500	145,500	143,400	136,000	125,700	110,800	104,600

(4)
53-week year.
(5)
Fiscal 1992 income from continuing operations before income taxes includes a $412 gain on sale of business offset by a $153 restructuring provision. These transactions increased net income by $140.
(6)
Average total debt includes total balance sheet debt, imputed lease liabilities and auction preferred stock.
(7)
Excludes unusual items.
(8)
Restated for the 2-for-1 stock splits in fiscal 1999, 1993 and 1990.
(9)
Fiscal 1992 includes a $.06 special dividend.

The Notes to Financial Statements should be read in conjunction with the Financial Summary.

Sara Lee Corporation and Subsidiairies
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions except per share data)

	Years ended
	July 1, 2000	July 3, 1999	June 27, 1998
Net sales	$17,511	$17,270	$17,426

Cost of sales	10,100	9,879	10,128
Selling, general and administrative expenses	5,668	5,741	5,615
Interest expense	252	237	224
Interest income	(76)	(96)	(48)
Unusual items
Product recall	—	76	—
Gain on sale of business	—	(137)	—
Restructuring charge	—	—	2,038

	15,944	15,700	17,957

Income (loss) from continuing operations before income taxes	1,567	1,570	(531)
Income taxes	409	439	44

Income (loss) from continuing operations	1,158	1,131	(575)
Income from discontinued operations, net of income taxes	64	60	52

Net income (loss)	$1,222	$1,191	$(523)

Income (loss) from continuing operations per share of common stock
Basic	$1.31	$1.24	$(.63)

Diluted	$1.27	$1.19	$(.63)

Net income (loss) per share of common stock
Basic	$1.38	$1.31	$(.57)

Diluted	$1.34	$1.26	$(.57)

The accompanying Notes to Financial Statements are an integral part of these statements.

Sara Lee Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except share data)

	July 1, 2000	July 3, 1999	June 27, 1998
Assets
Cash and equivalents	$314	$279	$273
Trade accounts receivable, less allowances of $195 in 2000, $193 in 1999 and $196 in 1998	1,764	1,611	1,676
Inventories
Finished goods	1,941	1,602	1,706
Work in process	529	470	443
Materials and supplies	481	463	630

	2,951	2,535	2,779
Other current assets	382	294	240
Net assets of businesses held for sale	563	315	329

Total current assets	5,974	5,034	5,297

Trademarks and other assets	697	533	501
Property
Land	99	94	118
Buildings and improvements	1,745	1,613	1,741
Machinery and equipment	3,188	2,756	2,656
Construction in progress	330	260	182

	5,362	4,723	4,697
Accumulated depreciation	3,043	2,699	2,753

Property, net	2,319	2,024	1,944
Intangible assets, net	2,621	2,701	3,042

	$11,611	$10,292	$10,784

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

Sara Lee Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except share data)

	July 1, 2000	July 3, 1999	June 27, 1998
Liabilities and stockholders' equity
Notes payable	$2,054	$1,116	$570
Accounts payable	1,762	1,645	1,854
Accrued liabilities
Payroll and employee benefits	928	779	657
Advertising and promotion	421	386	337
Taxes other than payroll and income	104	89	220
Income taxes	55	45	159
Other	1,054	1,320	1,498
Current maturities of long-term debt	381	336	221

Total current liabilities	6,759	5,716	5,516

Long-term debt	2,248	1,892	2,270
Deferred income taxes	148	71	34
Other liabilities	581	701	538
Minority interest in subsidiaries	616	613	560
Preferred stock (authorized 13,500,000 shares; no par value)
ESOP convertible: Issued and outstanding — 3,481,017 shares in 2000, 3,654,073 shares in 1999 and 4,208,297 shares in 1998	252	265	305
Unearned deferred compensation	(227)	(232)	(255)
Common stockholders' equity
Common stock: (authorized 1,200,000,000 shares; $.01 par value)
Issued and outstanding — 846,330,749 shares in 2000, 883,782,525 shares in 1999 and 460,664,857 shares in 1998	8	9	614
Capital surplus	—	508	—
Retained earnings	2,393	1,760	2,036
Accumulated other comprehensive loss	(1,146)	(1,006)	(784)
Unearned restricted stock issued for future services	(21)	(5)	(50)

Total common stockholders' equity	1,234	1,266	1,816

	$11,611	$10,292	$10,784

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

Sara Lee Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(dollars in millions)

	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balances at June 28, 1997	$4,280	$640	$—	$4,274	$(16)	$(618)
Net loss	(523)	—	—	(523)	—	—	$(523)
Translation adjustments, net of tax of $19	(166)	—	—	—	—	(166)	(166)

Comprehensive loss							$(689)

Cash dividends	(447)	—	—	(447)	—	—
Stock issuances
Business acquisitions	10	—	10	—	—	—
Stock option and benefit plans	86	8	78	—	—	—
Restricted stock, less amortization of $42	34	1	67	—	(34)	—
Tax benefit related to incentive stock options	20	—	20	—	—	—
Reacquired shares	(1,500)	(36)	(186)	(1,278)	—	—
ESOP tax benefit	10	—	—	10	—	—
ESOP share redemption	9	1	8	—	—	—
Other	3	—	3	—	—	—

Balances at June 27, 1998	1,816	614	—	2,036	(50)	(784)
Net income	1,191	—	—	1,191	—	—	$1,191
Translation adjustments, net of tax of $(51)	(161)	—	—	—	—	(161)	(161)
Unrealized gains on securities, net of tax	1	—	—	—	—	1	1
Minimum pension liability, net of tax of $32	(62)	—	—	—	—	(62)	(62)

Comprehensive income							$969

Cash dividends	(464)	—	—	(464)	—	—
Stock issuances (cancelations)
Business acquisitions	9	—	9	—	—	—
Stock option and benefit plans	111	4	107	—	—	—
Restricted stock, less amortization of $28	(15)	—	(60)	—	45	—
Tax benefit related to incentive stock options	66	—	66	—	—	—
Reacquired shares	(1,279)	(13)	(864)	(402)	—	—
Two-for-one stock split	—	609	—	(609)	—	—
Par value change	—	(1,208)	1,208	—	—	—
ESOP tax benefit	8	—	—	8	—	—
ESOP share redemption	40	3	37	—	—	—
Other	5	—	5	—	—	—

Balances at July 3, 1999	1,266	9	508	1,760	(5)	(1,006)
Net income	1,222	—	—	1,222	—	—	$1,222
Translation adjustments, net of tax of $(75)	(181)	—	—	—	—	(181)	(181)
Unrealized losses on securities, net of tax	(1)	—	—	—	—	(1)	(1)
Minimum pension liability, net of tax of $(22)	42	—	—	—	—	42	42

Comprehensive income							$1,082

Cash dividends	(485)	—	—	(485)	—	—
Stock issuances (cancelations)
Business acquisitions	257	—	257	—	—	—
Stock option and benefit plans	84	—	84	—	—	—
Restricted stock, less amortization of $26	(28)	—	(12)	—	(16)	—
Tax benefit related to incentive stock options	65	—	65	—	—	—
Reacquired shares	(1,032)	(1)	(919)	(112)	—	—
ESOP tax benefit	8	—	—	8	—	—
ESOP share redemption	13	—	13	—	—	—
Other	4	—	4	—	—	—

Balances at July 1, 2000	$1,234	$8	$—	$2,393	$(21)	$(1,146)

The accompanying Notes to Financial Statements are an integral part of these statements.

Sara Lee Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Years ended
	July 1, 2000	July 3, 1999	June 27, 1998
Operating activities
Income (loss) from continuing operations	$1,158	$1,131	$(575)
Adjustments for noncash charges included in income (loss) from continuing operations
Depreciation	402	352	409
Amortization of intangibles	200	181	186
Product recall charge	—	76	—
Gain on sale of business	—	(137)	—
Restructuring charge	—	—	2,038
Increase (decrease) in deferred taxes	48	29	(405)
Other noncash credits, net	(38)	(35)	(6)
Changes in current assets and liabilities, net of businesses acquired and sold
(Increase) decrease in trade accounts receivable	(116)	(21)	21
(Increase) decrease in inventories	(152)	112	(21)
(Increase) decrease in other current assets	(47)	(60)	41
(Decrease) increase in accounts payable	(56)	(50)	12
Increase (decrease) in accrued liabilities	57	(29)	180

Net cash from operating activities—continuing operations	1,456	1,549	1,880
Operating cash flows from discontinued operations	84	54	55

Net cash from operating activities	1,540	1,603	1,935

Investment activities
Purchases of property and equipment	(647)	(535)	(474)
Acquisitions of businesses and investments	(743)	(234)	(393)
Dispositions of investments and businesses	21	412	451
Sales of property	64	158	140
Other	9	7	1

Net cash used in investment activities	(1,296)	(192)	(275)

Financing activities
Issuances of common stock	84	111	86
Purchases of common stock	(1,032)	(1,279)	(1,500)
Redemption of preferred stock	—	—	(200)
Issuance of equity securities by subsidiary	—	50	—
Borrowings of long-term debt	725	20	594
Repayments of long-term debt	(502)	(284)	(296)
Short-term borrowings, net	1,022	451	113
Payments of dividends	(485)	(464)	(447)

Net cash used in financing activities	(188)	(1,395)	(1,650)

Effect of changes in foreign exchange rates on cash	(21)	(10)	(9)

Increase in cash and equivalents	35	6	1
Cash and equivalents at beginning of year	279	273	272

Cash and equivalents at end of year	$314	$279	$273

The accompanying Notes to Financial Statements are an integral part of these statements.

Sara Lee Corporation and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

(dollars in millions except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of financial statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior-year amounts have been reclassified to conform with the current-year presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity.

Consolidation

    The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany transactions of consolidated subsidiaries are eliminated. Acquisitions recorded as purchases are included in the consolidated statement of income from the date of acquisition.

Fiscal year

    The corporation's fiscal year ends on the Saturday closest to June 30. Fiscal years 2000 and 1998 were 52-week years, and fiscal 1999 was a 53-week year. Unless otherwise stated, references to years relate to fiscal years.

Foreign operations

    Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within common stockholders' equity. Income and expense items are translated at the average exchange rates during the respective periods.

Inventory valuation

    Inventories are valued at the lower of cost (in 2000, approximately 10% at last-in, first-out [LIFO] and the remainder at first-in, first-out [FIFO]) or market. Inventories recorded at LIFO were approximately $12 at July 1, 2000 and $1 at July 3, 1999 and June 27, 1998 lower than if they had been valued at FIFO. Inventory cost includes material and conversion costs.

Property

    Property is stated at cost, and depreciation is computed principally using the straight-line method at annual rates of 2% to 20% for buildings and improvements, and 4% to 33% for machinery and equipment. Additions and improvements that substantially extend the useful life of a particular asset and interest costs incurred during the construction period of major properties are capitalized. Repairs and maintenance costs are charged to expense. Upon sale or disposition, the cost and related accumulated depreciation of the asset are removed from the accounts.

Intangible assets

    The excess of cost over the fair market value of tangible net assets and identifiable intangibles of acquired businesses is amortized on a straight-line basis over the periods of expected benefit, which range from 10 years to 40 years. Accumulated amortization of intangible assets amounted to $983 at July 1, 2000, $890 at July 3, 1999 and $838 at June 27, 1998.

Long-lived assets

    Long-lived assets primarily include property, identifiable intangible assets and goodwill. Long-lived assets being retained for use are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred. An impairment loss is calculated as the difference between the carrying value of the assets and the present value of estimated future net cash flows or comparable market values, giving consideration to recent operating performance.

    Long-lived assets that are to be disposed are reported at the lower of carrying value or fair value less costs to sell. Reductions in carrying value are recognized in the period in which management commits to a plan to dispose of the assets.

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

Foreign exchange option contracts

    The corporation uses foreign exchange option contracts to reduce the effects of adverse foreign exchange rate movements. The option premiums paid are recorded as other assets and amortized over the life of the contract. Gains on purchased options that effectively meet the risk reduction criteria are accounted for under hedge accounting. Under this method, gains and losses are deferred and recorded in the period in which the underlying anticipated transaction occurs. The gain on any contract that is not effective as a hedge of an anticipated or firm commitment transaction is included in selling, general and administrative expenses.

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

Advertising

    Advertising costs, which include media advertising and production costs, are expensed in the period the advertising first takes place.

Stock-based compensation

    Employee stock options are accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant over the amount an employee must pay to acquire the stock. The corporation makes pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

Income taxes

    Income taxes are provided on income reported in the financial statements, regardless of when such taxes are payable. U.S. income taxes are provided on undistributed earnings of foreign subsidiaries that are intended to be remitted to the corporation. If the permanently reinvested earnings of foreign subsidiaries were remitted, the U.S. income taxes due under current tax law would not be material.

COMMON STOCK

    Changes in outstanding common shares for the past three years were:

	2000	1999	1998
	(shares in thousands)
Beginning balances	883,783	460,665	480,277
Stock issuances (cancelations):
Stock option and benefit plans	5,467	6,431	6,008
Business acquisitions	10,209	257	176
Restricted stock plans	(152)	(2,431)	833
Two-for-one stock split	—	456,628	—
Stock purchased	(54,714)	(40,582)	(27,174)
ESOP share redemption	1,615	2,694	462
Other	123	121	83

Ending balances	846,331	883,783	460,665

    Effective December 1, 1998, the corporation declared a two-for-one stock split in the form of a 100% stock dividend. Common stock dividends and dividend per share amounts declared were $465 and $.53 in 2000, $444 and $.49 in 1999, and $423 and $.45 in 1998, respectively.

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

    Under certain stock option plans, an active employee may receive a replacement stock option equal to the number of shares surrendered upon a stock-for-stock exercise. The exercise price of the replacement option is 100% of the market value at the date of exercise of the original option, and the replacement option will remain exercisable for the remaining term of the original option. Replacement stock options generally vest six months from the grant date.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2000	1999	1998
Expected lives	4.3 years	3.2 years	3.6 years
Risk-free interest rate	6.2%	5.1%	6.0%
Expected volatility	28.6%	25.0%	22.4%
Dividend yield	2.6%	1.9%	2.0%

    A summary of the changes in stock options outstanding under the corporation's option plans during the years ended July 1, 2000, July 3, 1999 and June 27, 1998 is presented below:

	Shares	Weighted Average Exercise Price
	(shares in thousands)
Outstanding at June 28, 1997	38,502	$14.57
Granted	42,282	22.30
Exercised	(18,176)	15.17
Canceled/Expired	(1,510)	18.68

Outstanding at June 27, 1998	61,098	19.64
Granted	17,172	25.56
Exercised	(13,085)	17.63
Canceled/Expired	(2,982)	21.71

Outstanding at July 3, 1999	62,203	21.52
Granted	37,780	18.24
Exercised	(4,639)	16.76
Canceled/Expired	(5,739)	22.82

Outstanding at July 1, 2000	89,605	$20.32

    The following table summarizes information about stock options outstanding at July 1, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 1, 2000	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable at July 1, 2000	Weighted Average Exercise Price
	(shares in thousands)
$ 6.47-$16.03	29,756	8.4	$15.19	8,161	$14.46
16.04- 22.63	26,984	3.9	20.27	16,658	20.38
22.64- 31.60	32,865	7.1	25.00	16,113	26.82

$ 6.47-$31.60	89,605	6.5	$20.32	40,932	$21.73

    At July 3, 1999 and June 27, 1998, the number of options exercisable were 31,283 and 21,985, respectively, with weighted average exercise prices of $21.50 and $18.52, respectively. Options available for future grant at the end of 2000, 1999 and 1998 were 46,945, 49,937 and 29,695, respectively. The weighted average fair value of individual options granted during 2000, 1999 and 1998 was $3.95, $4.68 and $4.28, respectively.

Employee stock purchase plan (ESPP)

    The ESPP permits full-time employees to purchase a limited number of shares of the corporation's common stock at 85% of market value. Under the plan, the corporation sold 2,711,644, 2,275,606 and 2,303,112 shares to employees in 2000, 1999 and 1998, respectively. Pro forma compensation expense is calculated for the fair value of the employees' purchase rights using the Black-Scholes model. Assumptions include an expected life of 1/4 of a year and weighted average risk-free interest rates of 5.4%, 4.6% and 5.2% in 2000, 1999 and 1998, respectively. Other underlying assumptions are consistent with those used for the corporation's stock option plans described above.

    Under APB No. 25, no compensation cost is recognized for stock options and replacement stock options under the various stock-based compensation plans and shares purchased under the ESPP. Had compensation cost for the corporation's grants for stock-based compensation been determined consistent with SFAS No. 123, the pro forma net income (loss) and per share net income (loss) for 2000, 1999 and 1998 would have been as follows:

	2000	1999	1998
Net income (loss)	$1,139	$1,118	$(599)
Net income (loss) per share—basic	1.29	1.23	(.65)
Net income (loss) per share—diluted	1.25	1.19	(.65)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996, and additional awards in future years are anticipated.

Stock unit awards

    Stock unit awards are restricted and subject to forfeiture until the corporation achieves certain financial goals. Performance goals typically extend over three years. All restricted stock unit awards entitle the participant to dividends that are escrowed until the participant receives the shares. The fair value of stock unit awards is accrued over the performance goal period.

PREFERRED STOCK

    The convertible preferred stock sold to the corporation's Employee Stock Ownership Plan (ESOP) is redeemable at the option of the corporation at any time after December 15, 2001. Each share is currently convertible into eight shares of the corporation's common stock and is entitled to 10.264 votes. This stock has a 7.5% annual dividend rate, payable semiannually, and has a liquidation value of $72.50 plus accrued but unpaid dividends. ESOP dividends and dividend per share amounts declared were $20 and $5.4375 per share in 2000, $20 and $5.4375 per share in 1999 and $23 and $5.4375 per share in 1998, respectively. The purchase of the preferred stock by the ESOP was funded with notes guaranteed by the corporation. The loan is included in long-term debt and is offset in the corporation's Consolidated Balance Sheets under the caption Unearned Deferred Compensation. Each year, the corporation makes contributions that, with the dividends on the preferred stock held by the ESOP, are used to pay loan interest and principal. Shares are allocated to participants based upon the ratio of the current year's debt service to the sum of the total principal and interest payments over the life of the loan. Plan expense is recognized in accordance with methods prescribed by the Financial Accounting Standards Board.

    During 1999, the ESOP extended its debt service through a loan program from the corporation. As a result of this program, the allocation of preferred shares and the related recognition of compensation expense has been extended up to 2030. The ESOP loan reflected in long-term debt was not affected by this action.

    ESOP-related expenses amounted to $17 in 2000, less than $1 in 1999 and $16 in 1998. Payments to the ESOP were $48 in 2000 and $45 in both 1999 and 1998. Principal and interest payments by the ESOP totaled $33 and $15 in 2000, $27 and $18 in 1999 and $23 and $22 in 1998, respectively.

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

    During 1998, the corporation redeemed the remaining non- voting auction preferred stock. The shares were redeemed at face value, and no gain or loss was recognized. Auction preferred stock dividends and per share amounts declared were $1 and $458.00 per share in 1998.

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

    Minority interest in subsidiaries also includes preferred equity securities issued by a domestic subsidiary of the corporation. The amount of these securities was $250 for 2000 and 1999 and $200 for 1998. The securities provide the holder a rate of return based upon a specified inter-bank borrowing rate, are redeemable in 2005 and may be called at any time by the subsidiary. The subsidiary has the option of redeeming the securities with either cash, debt or equity of the corporation.

EARNINGS PER SHARE

    Net income per share — basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share — diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Effective December 1, 1998, the corporation declared a two-for-one stock split in the form of a 100% stock dividend. Prior periods have been restated to reflect this split.

    The following is a reconciliation of net income to net income per share — basic and diluted for the years ended July 1, 2000, July 3, 1999 and June 27, 1998:

	2000	1999	1998
	(shares in millions)
Income (loss) from continuing operations	$1,158	$1,131	$(575)
Income from discontinued operations, net of income taxes	64	60	52

Net income (loss)	1,222	1,191	(523)
Less dividends on preferred stocks, net of tax benefits	(12)	(12)	(14)

Income (loss) applicable to common stockholders — basic	1,210	1,179	(537)
Adjustment for assumed conversion of ESOP shares	9	8	—

Income (loss) applicable to common stockholders — diluted	$1,219	$1,187	$(537)

Average shares outstanding — basic	875	903	939
Dilutive effect of stock option and stock award plans	9	12	—
Dilutive effect of ESOP plan	28	29	—

Diluted shares outstanding	912	944	939

Income (loss) from continuing operations per share — basic	$1.31	$1.24	$(.63)

Income from discontinued operations per share — basic	$.07	$.07	$.06

Net income (loss) per share — basic	$1.38	$1.31	$(.57)

Income (loss) from continuing operations per share — diluted	$1.27	$1.19	$(.63)

Income from discontinued operations per share — diluted	$.07	$.06	$.06

Net income (loss) per share — diluted	$1.34	$1.26	$(.57)

LONG-TERM DEBT

	Interest Rate Range	Maturity	2000	1999	1998
U.S. dollar obligations:
ESOP debt	5.73-8.18%	2004	$165	$197	$253
Notes and debentures	5.25-8.37	2001-2008	1,179	1,206	1,271
Revenue bonds	4.80-6.75	2002-2024	50	60	60
Zero coupon notes	10.00-14.25	2014-2015	24	22	19
Various other obligations			10	13	4

			1,428	1,498	1,607

Foreign currency obligations:
European euro	4.63-5.00	2001-2005	991	574	710
British pound	6.86-6.90	2007-2009	100	—	—
Swiss franc	—	—	—	81	83
Various other obligations			110	75	91

			1,201	730	884

Total long-term debt			2,629	2,228	2,491
Less current maturities			381	336	221

			$2,248	$1,892	$2,270

    The ESOP debt is guaranteed by the corporation.

    The zero coupon notes are net of unamortized discounts of $100 in 2000, $102 in 1999 and $105 in 1998. Principal payments of $19 and $105 are due in 2014 and 2015, respectively.

    Payments required on long-term debt during the years ending in 2001 through 2005 are $381, $446, $215, $385 and $602, respectively.

    The corporation made cash interest payments of $249, $242 and $219 in 2000, 1999 and 1998, respectively.

    Rental expense under operating leases was $204 in 2000, $201 in 1999 and $198 in 1998. Future minimum annual fixed rentals required during the years ending in 2001 through 2005 under noncancelable operating leases having an original term of more than one year are $114, $99, $90, $69 and $55, respectively. The aggregate obligation subsequent to 2005 is $147.

CREDIT FACILITIES

    The corporation has numerous credit facilities available, including ongoing revolving credit agreements totaling $1,820 that had a weighted average annual fee of 0.06% as of July 1, 2000. In addition, another revolving credit agreement of $500 was outstanding at July 1, 2000. This agreement had a weighted average annual fee of 0.05% and expires October 13, 2000. These agreements support commercial paper borrowings. Selected data on the corporation's short-term obligations follow:

	2000	1999	1998
Maximum period-end borrowings	$2,726	$1,844	$1,895
Average borrowings during the year	2,102	1,473	1,482
Weighted average interest rate during the year	4.9%	4.3%	4.7%
Weighted average interest rate at year-end	6.1	4.8	5.5

CONTINGENCIES

    The corporation is a party to several pending legal proceedings and claims, and environmental actions by governmental agencies. Although the outcome of such items cannot be determined with certainty, the corporation's general counsel and management are of the opinion that the final outcome of these matters should not have a material effect on the corporation's results of operations or financial position.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Interest rate and currency swaps

    To manage interest rate and foreign exchange risk and to lower its cost of borrowing, the corporation has entered into interest rate and currency swaps. The currency swaps effectively hedge long-term European euro-denominated investments and intercompany loans. The weighted average maturities of interest rate and currency swaps as of July 1, 2000 were 3.0 years and 2.1 years, respectively.

		Weighted Average Interest Rates(2)
	Notional Principal(1)	Receive	Pay
Interest rate swaps
2000	Receive variable — pay fixed	$385	5.9%	5.4%
	Receive fixed — pay variable	100	7.1	6.6
1999	Receive variable — pay fixed	516	4.0	4.5
1998	Receive variable — pay fixed	199	4.4	4.7
Currency swaps
2000	Receive variable — pay variable	$9	6.6%	4.1%
1999	Receive fixed — pay fixed	360	6.1	3.4
1998	Receive fixed — pay fixed	259	6.4	3.9

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

    The following table summarizes by major currency the contractual amounts of the corporation's forward exchange contracts in U.S. dollars. The bought amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies, and the sold amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar-equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year.

	Bought (Sold)
Foreign Currency	2000(1)	1999(1)	1998
European euro	$297	$(665)	$—
French franc	—	—	121
Italian lira	—	—	(424)
Spanish peseta	—	—	(57)
Dutch guilder	—	—	(659)
British pound	(115)	(123)	(38)
Other	(122)	(328)	(226)

(1)
Forward contracts denominated in European legacy currencies have been translated into European euros.

    At July 1, 2000, the deferred unrealized gains and losses on forward exchange contracts were not material to the financial position of the corporation.

Foreign exchange option contracts

    The corporation uses foreign exchange option contracts to reduce exchange rate fluctuations on anticipated purchase transactions. At July 1, 2000, the notional value of foreign exchange option contracts to sell euros, in U.S. dollars, was $260.

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

    Trade accounts receivable due from highly leveraged customers were $62 at July 1, 2000, $58 at July 3, 1999 and $72 at June 27, 1998. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

Guarantees

    The corporation had third-party guarantees outstanding, aggregating approximately $14 at July 1, 2000, $17 at July 3, 1999 and $30 at June 27, 1998. These guarantees relate primarily to financial arrangements to support various suppliers of the corporation and are secured by the inventory and fixed assets of suppliers.

Fair values

    The carrying amounts of cash and equivalents, trade receivables, notes payable and accounts payable approximated fair value as of July 1, 2000, July 3, 1999 and June 27, 1998. The fair values of the remaining financial instruments recognized on the Consolidated Balance Sheets of the corporation at the respective year-ends were:

	2000	1999	1998
Long-term debt, including current portion	$2,654	$2,315	$2,593
ESOP convertible preferred stock	514	694	972

    The fair value of the corporation's long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the ESOP preferred stock is based upon the contracted conversion into the corporation's common stock.

    The fair value of the corporation's interest rate swaps, currency swaps and forward exchange contracts approximates their carrying value in the financial statements as of July 1, 2000, July 3, 1999 and June 27, 1998. The fair value of these instruments was not material to the financial position of the corporation.

UNUSUAL ITEMS

    On December 22, 1998, the corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain Listeria bacteria. The estimated cost of this action was recognized in the second quarter of 1999 and reduced 1999 income from continuing operations before income taxes, income from continuing operations and income from continuing operations per common share — diluted by $76, $50 and $.05 per share, respectively. The recall charge recognized the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions. Substantially all of the product and inventory subject to the recall was subsequently destroyed. The actual costs of the inventory destroyed and related disposition costs were consistent with prior estimates.

    In the first quarter of 1999, as part of its ongoing restructuring program, the corporation disposed of certain assets related primarily to its international tobacco operations. The corporation received cash proceeds of $386 in connection with the sale, and recognized a pretax gain of $137, which increased 1999 income from continuing operations by $97, or $.10 per common share on a diluted basis.

    In the second quarter of 1998, the corporation provided for the cost of restructuring its worldwide operations. A total of 116 manufacturing and distribution facilities were targeted for closure under the plan. The restructuring provision reduced the results of continuing operations as follows: income before income taxes, income and earnings per share on a diluted basis by $2,038, $1,624 and $1.68 per share, respectively. Of the total pretax charge for restructuring, $1,728 related to anticipated losses associated with the disposal of long-lived assets. The remainder of the charge consisted of $218 for pension and social costs associated with the facility disposals; $47 for anticipated costs to close and dispose of idled facilities; and $45 for anticipated losses on the disposal of certain equity and cost method investments. Actions planned under this restructuring program have been completed.

ACQUISITIONS AND DIVESTMENTS

    During 2000, the corporation acquired several businesses and certain equity method investments for an aggregate purchase price of $1 billion, consisting of $743 of cash and $257 of common stock. The principal acquisitions were Chock full o'Nuts Corporation, a domestic roaster, packer and marketer of coffee; the North American coffee business of Nestlé S.A., which includes the Hills Bros., MJB and Chase & Sanborn brands; Outer Banks Inc., a manufacturer, marketer and distributor of knitted sport shirts; and Courtaulds Textiles plc, a European producer, marketer and distributor of private-label and branded apparel products and textiles. The corporation also acquired a minority interest in Johnsonville Sausage, a domestic manufacturer and marketer of fresh meat products.

    In May 2000, the corporation announced that it was initiating a program that would ultimately lead to the disposition of certain businesses, including the Coach accessories business; PYA/Monarch, a domestic foodservice distributor; Champion, a manufacturer and marketer of athletic apparel; and International Fabrics, a manufacturer of component parts used in the production of intimate apparel and underwear. In June 2000, the corporation initiated steps to complete initial public offerings of up to 19.9% of the shares of Coach and PYA/Monarch. In August 2000, the corporation announced that it had entered into an agreement to sell PYA/Monarch; this transaction is more fully described in the subsequent event note to the financial statements. The corporation is currently pursuing the initial public offering of Coach, and no decision has been reached regarding the form or timing of a transaction to dispose of the remaining ownership interest in that company. Management is currently evaluating alternatives for the disposition of Champion, and no decision has been made as to the form or timing of a transaction to dispose of this business. At the present time, the corporation anticipates that it will dispose of the International Fabrics business in 2001. The net assets of this business have been classified in the Consolidated Balance Sheets in the caption Net Assets of Businesses Held for Sale.

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

    During 1998, the corporation acquired several companies for an aggregate purchase price of $393 in cash and $10 of common stock. The principal acquisitions were Nutrimetics International Holding Pty. Ltd., an Australian manufacturer and direct marketer of skin care products and toiletries; Café do Ponto, S.A., a Brazilian manufacturer and retailer of roasted and ground coffee; and Hornimans, a tea and sweetener distributor in Spain. The corporation also divested the production facilities and related working capital of its yarn and textile manufacturing business. A loss was recognized on the disposition of the manufacturing facilities in connection with the 1998 restructuring, and the related working capital was sold for its net book value.

SUBSEQUENT EVENT

    In August 2000, the corporation entered into an agreement to sell its PYA/Monarch foodservice distribution business. The operating results of this business segment have been treated as a discontinued operation in the accompanying consolidated financial statements. Sales of the discontinued business were $2,903 in 2000, $2,742 in 1999 and $2,585 in 1998. Income tax expense of $43, $41 and $37 in 2000, 1999 and 1998, respectively, is attributable to the pretax earnings of the discontinued operation.

    The sale transaction is expected to close in the second quarter of 2001, at which time the corporation anticipates receiving cash proceeds of $1.57 billion from the buyer. The net assets of the PYA/Monarch business were $328 at July 1, 2000, $315 at July 3, 1999 and $329 at June 27, 1998. These amounts are presented in the Consolidated Balance Sheets as part of Net Assets of Businesses Held for Sale.

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

    The corporation's foreign subsidiaries have plans for employees consistent with local practices.

    The components of the defined benefit plan expenses were:

	2000	1999	1998
Components of defined benefit net periodic benefit cost:
Service cost	$85	$87	$63
Interest cost	134	139	124
Expected return on assets	(183)	(193)	(156)
Amortization of:
Net initial asset	(3)	(4)	(4)
Prior service cost	9	7	6
Net actuarial loss	6	8	2

Net periodic benefit cost	$48	$44	$35

    The funded status of defined benefit plans at the respective year-ends was:

	2000	1999	1998
Projected benefit obligation:
Beginning of year	$2,326	$2,297	$1,786
Service cost	85	87	63
Interest cost	134	139	124
Plan amendments	6	15	45
Acquisitions/dispositions	619	(43)	(35)
Benefits paid	(104)	(99)	(95)
Participant contributions	2	1	1
Actuarial (gain) loss	(45)	(17)	440
Foreign exchange	(95)	(54)	(32)

End of year	$2,928	$2,326	$2,297

Fair value of plan assets:
Beginning of year	$2,238	$2,306	$1,956
Actual return on plan assets	248	96	464
Employer contributions	24	22	47
Participant contributions	2	1	1
Benefits paid	(104)	(99)	(95)
Acquisitions/dispositions	708	(31)	(25)
Foreign exchange	(109)	(57)	(42)

End of year	$3,007	$2,238	$2,306

Funded status	$79	$(88)	$9
Unrecognized:
Prior service cost	70	77	99
Net actuarial loss	50	173	85
Net initial liability (asset)	2	(1)	(4)

Prepaid benefit cost recognized	$201	$161	$189

Amounts recognized on the Consolidated Balance Sheets:
Other noncurrent assets	$171	$199	$189
Noncurrent benefit liability	—	(132)	—
Accumulated other comprehensive income	30	94	—

Prepaid benefit cost recognized	$201	$161	$189

    Net pension expense is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year. The weighted average assumptions at the respective year-ends were:

	2000	1999	1998
Discount rate	6.2%	5.9%	6.0%
Rate of compensation increase	4.9	4.7	4.7
Long-term rate of return on plan assets	8.2	8.4	8.1

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

	2000	1999	1998
Components of defined benefit net periodic benefit cost:
Service cost	$6	$6	$5
Interest cost	12	13	12
Net amortization and deferral	1	2	—

Net periodic benefit cost	$19	$21	$17

    The funded status of postretirement benefit plans at the respective year-ends was:

	2000	1999	1998
Accumulated postretirement benefit obligation:
Beginning of year	$196	$204	$178
Service cost	6	6	5
Interest cost	12	13	12
Net benefit paid	(14)	(12)	(13)
Acquisitions/dispositions	—	—	(6)
Actuarial (gain) loss	(17)	(13)	29
Foreign exchange	(2)	(2)	(1)

End of year	$181	$196	$204

Fair value of plan assets	$2	$2	$2

Funded status	$(179)	$(194)	$(202)
Unrecognized:
Prior service cost	(2)	(2)	(2)
Net actuarial (gain) loss	(26)	(7)	9
Net initial asset	(5)	(4)	(3)

Net accrued benefit liability recognized on the Consolidated Balance Sheets	$(212)	$(207)	$(198)

Weighted average discount rate	6.5%	6.3%	6.3%

    The assumed health care cost trend rate is 9% for 2000, decreasing to 7% by the year 2002 and remaining at that level thereafter. These trend rates reflect the corporation's prior experience and management's expectation that future rates will decline. Assumed health care cost trend rates impact the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest components	$2	$(2)
Effect on postretirement benefit obligation	14	(12)

INCOME TAXES

    The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
Income (loss) from continuing operations before provision for income taxes:
United States	$975	62.2%	$679	43.3%	$(1,179)	(222.1)%
Foreign	592	37.8	891	56.7	648	122.1

	$1,567	100.0%	$1,570	100.0%	$(531)	(100.0)%

Tax expense (benefit) at U.S. statutory rate	$548	35.0%	$550	35.0%	$(186)	(35.0)%
State taxes, net of federal benefit	16	1.0	12	0.8	5	0.9
Difference between U.S. and foreign rates	(77)	(4.9)	(106)	(6.7)	(76)	(14.3)
Nondeductible amortization	50	3.2	48	3.0	349	65.7
Other, net	(128)	(8.2)	(65)	(4.1)	(48)	(9.1)

Taxes at effective worldwide tax rates	$409	26.1%	$439	28.0%	$44	8.2%

    Current and deferred tax provisions (benefits) were:

	2000		1999		1998
	Current	Deferred	Current	Deferred	Current	Deferred
United States	$99	$36	$117	$46	$111	$(286)
Foreign	241	8	237	20	329	(118)
State	21	4	56	(37)	9	(1)

	$361	$48	$410	$29	$449	$(405)

    Following are the components of the deferred tax (benefits) provisions occurring as a result of transactions being reported in different years for financial and tax reporting:

	2000	1999	1998
Depreciation	$(39)	$(73)	$(6)
Inventory valuation methods	(23)	(27)	6
Nondeductible reserves	17	101	(405)
Other, net	93	28	—

	$48	$29	$(405)

Cash payments for income taxes	$245	$321	$288

    The deferred tax (assets) liabilities at the respective year-end were as follows:

	2000	1999	1998
Deferred tax (assets) liabilities:
Restructuring reserves	$(11)	$(22)	$(55)
Reserves not deductible until paid	(400)	(419)	(361)
Pension, postretirement and other employee benefits	(56)	(85)	(7)
Net operating loss and other tax carryforwards	(37)	(15)	(12)
Property, plant and equipment	(55)	4	(3)
Other	87	(5)	(133)

Net deferred tax (assets)	$(472)	$(542)	$(571)

BUSINESS SEGMENT INFORMATION

    The corporation's business segments are described under Item 1—Business on pages 1 through 11. During fiscal 2000, the corporation announced the appointments of a new chief executive officer and a new chief financial officer. As a result of these changes, the primary measurement of business performance was changed. Operating performance is now evaluated and reported based upon the pretax income of each business before the impact of goodwill and trademark amortization and interest expense. Previously, the corporation measured and reported business performance including goodwill and trademark amortization and allocated interest expense and income tax expense to its business components. Prior-year business segment amounts have been restated to conform to the current-year presentation.

	2000	1999(2)	1998
Sales(1)
Sara Lee Foods	$5,088	$5,249	$5,441
Beverage	2,827	2,627	2,806
Household Products	2,154	2,095	2,003
Intimates and Underwear	7,598	7,440	7,317

	17,667	17,411	17,567
Intersegment	(156)	(141)	(141)

Total	$17,511	$17,270	$17,426

Operating income (loss)(5)
Sara Lee Foods	$370	$397 (3)	$258
Beverage	472	570 (4)	384
Household Products	355	328	117
Intimates and Underwear	844	776	(787)

Total operating companies income (loss)	2,041	2,071	(28)

Amortization of goodwill and trademarks	(171)	(163)	(157)
General corporate expenses	(127)	(197)	(170)

Total operating income (loss)	1,743	1,711	(355)
Net interest expense	(176)	(141)	(176)

Income (loss) from continuing operations before income taxes	$1,567	$1,570	$(531)

	2000	1999(2)	1998
Assets
Sara Lee Foods	$2,310	$2,173	$2,157
Beverage	1,967	1,187	1,434
Household Products	1,464	1,839	2,053
Intimates and Underwear	4,902	4,642	4,627

	10,643	9,841	10,271
Other(6,7)	968	451	513

Total assets	$11,611	$10,292	$10,784

Depreciation
Sara Lee Foods	$119	$98	$109
Beverage	81	69	62
Household Products	31	31	38
Intimates and Underwear	154	141	182

	385	339	391
Other	17	13	18

Total depreciation	$402	$352	$409

Additions to long-lived assets
Sara Lee Foods	$316	$193	$257
Beverage	399	171	187
Household Products	76	129	328
Intimates and Underwear	386	231	169

	1,177	724	941
Other	18	2	3

Total additions to long-lived assets	$1,195	$726	$944

(1)
Includes sales between segments. Such sales are at transfer prices that are equivalent to market value.
(2)
53-week year.
(3)
Includes the product recall charge which reduced operating income by $76.
(4)
Includes the gain on sale of the tobacco operations which increased operating income by $137.
(5)
Includes provisions for restructuring reported in the 1998 Consolidated Statement of Income as follows: Sara Lee Foods $208; Beverage $71; Household Products $185; and Intimates and Underwear $1,574.
(6)
Principally cash and equivalents, certain fixed assets and certain other noncurrent assets.
(7)
Includes net assets of businesses held for sale of $563 in 2000, $315 in 1999 and $329 in 1998.

GEOGRAPHIC AREA INFORMATION

	United States	France	Netherlands	Other	Total
2000
Sales	$9,979	$1,534	$1,021	$4,977	$17,511
Long-lived assets	2,796	472	876	1,076	5,220

1999
Sales	$9,413	$1,681	$1,069	$5,107	$17,270
Long-lived assets	2,230	515	1,043	1,215	5,003

1998
Sales	$9,264	$1,724	$1,311	$5,127	$17,426
Long-lived assets	2,170	500	1,246	1,349	5,265

QUARTERLY FINANCIAL DATA
(unaudited)

		Quarter
		First		Second		Third	Fourth
2000
Continuing operations:
	Net sales	$4,239		$4,634		$4,175	$4,463
	Gross profit	1,784		2,018		1,768	1,841
	Income	241		375		249	293
	Income per common share — basic	.27		.42		.28	.33
	Income per common share — diluted	.26		.40		.27	.33
Net income		258		389		262	313
Per common share:
	Net income — basic	.29		.44		.30	.36
	Net income — diluted	.28		.42		.29	.35
	Cash dividends declared	.125		.135		.135	.135
Market price	— high	24.44		27.50		22.00	19.44
	— low	21.19		21.06		13.38	14.56
	— close	22.94		22.06		18.00	19.31

1999
Continuing operations:
	Net sales	$4,192		$4,626		$4,011	$4,441
	Gross profit	1,742		2,011		1,746	1,892
	Income	324	(2)	308	(3)	233	266
	Income per common share — basic	.35	(2)	.34	(3)	.25	.30
	Income per common share — diluted	.34	(2)	.32	(3)	.24	.29
Net income		338	(2)	322	(3)	245	286
Per common share(1):
	Net income — basic	.37	(2)	.35	(3)	.27	.32
	Net income — diluted	.35	(2)	.34	(3)	.26	.31
	Cash dividends declared	.115		.125		.125	.125
Market price	— high	29.59		30.81		29.88	26.31
	— low	22.16		26.13		23.50	21.50
	— close	27.25		29.50		26.13	22.50

1998
Continuing operations:
	Net sales	$4,260		$4,656		$4,089	$4,421
	Gross profit	1,725		1,929		1,737	1,907
	Income (loss)	211		(1,289	)(4)	217	286
	Income (loss) per common share — basic	.22		(1.37	)(4)	.23	.31
	Income (loss) per common share — diluted	.21		(1.37	)(4)	.22	.29
Net income (loss)		225		(1,278	)(5)	227	303
Per common share(1):
	Net income (loss) — basic	.23		(1.36	)(5)	.24	.33
	Net income (loss) — diluted	.22		(1.36	)(5)	.23	.31
	Cash dividends declared	.105		.115		.115	.115
Market price	— high	26.13		28.50		31.16	31.81
	— low	19.50		23.75		26.59	28.22
	— close	25.66		28.28		30.94	28.31

(1)
Restated for the 2-for-1 stock split in 1999.
(2)
Includes gain on sale of business of $97, or $.11 per share—basic, $.10 per share—diluted.
(3)
Includes product recall charge of $50, or $.06 per share—basic, $.05 per share—diluted.
(4)
Includes provision for restructuring of $1,624, or $1.72 per share—basic, $1.70 per share—diluted.
(5)
Includes provision for restructuring of $1,625, or $1.72 per share—basic, $1.70 per share—diluted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Management
  of SARA LEE CORPORATION:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Sara Lee Corporation included in this Form 10-K, and have issued our report thereon dated July 28, 2000 (except with respect to the matter discussed in the subsequent event note, as to which the date is August 16, 2000). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental Schedule II is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      /s/ Arthur Andersen LLP

Chicago, Illinois
July 28, 2000

(except with respect to the matter discussed
in the subsequent event note, as to which
the date is August 16, 2000)

SCHEDULE II
Sara Lee Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended June 27, 1998, July 3, 1999 and July 1, 2000

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs (1)/ Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended June 27, 1998:
Allowances for bad debts	$121	$33	$(27)	$—	$127
Other receivables allowances	73	86	(83)	(7)	69

Total	$194	$119	$(110)	$(7)	$196

For the Year Ended July 3, 1999:
Allowances for bad debts	$127	$37	$(39)	$(5)	$120
Other receivables allowances(2)	69	131	(123)	(4)	73

Total	$196	$168	$(162)	$(9)	$193

For the Year Ended July 1, 2000:
Allowances for bad debts	$120	$31	$(41)	$(5)	$105
Other receivables allowances	73	69	(65)	13	90

Total	$193	$100	$(106)	$8	$195

(1)
Net of collections on accounts previously written off.

(2)
Includes a $37 million provision and subsequent write-off of receivables associated with the return and destruction of meat products subject to a product recall.

EXHIBIT INDEX

Incorporation by Reference
3. Exhibits
(3a)1.	Charter
Exhibit 4.1 to Registration Statement No. 33-35760 on Form S-8 dated July 6, 1990, Exhibit 4.2 to Registration Statement No. 33-37575 on Form S-8 dated November 1, 1990 and Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended July 2, 1994
2.	Articles of Amendment to Charter	Exhibit 3(a)2 to Report on Form 10-K for Fiscal Year ended July 3, 1999
3.	Articles Supplementary	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended July 3, 1999
(3b)	Bylaws
(4)	Stockholder Rights Agreement, dated as of March 26, 1998 between Sara Lee Corporation and First Chicago Trust Company of New York, as rights agent.	Exhibit 4.1 to Report on Form 8-K dated May 15, 1998

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
(10)	*1. 1979 Stock Option Plan, as amended	Exhibit 10(1) to Report on Form 10-K for Fiscal Year ended July 1, 1995
	*2. 1981 Stock Option Plan, as amended	Exhibit 10(11) to Report on Form 10-K for Fiscal Year ended July 1, 1989
	*3. 1988 Non-Qualified Stock Option Plan, as amended	Exhibit 10(3) to Report on Form 10-K for Fiscal Year ended July 1, 1995
	*4. 1989 Incentive Stock Plan, as amended	Exhibit 10(4) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*5. Supplemental Benefit Plan, as amended	Exhibit 10(5) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*6. Performance-Based Annual Incentive Plan	Exhibit A to Proxy Statement dated September 20, 1995
	*7. 1995 Long-Term Incentive Stock Plan, as amended	Exhibit 10(16) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*8. 1995 Non-Employee Director Stock Plan, as amended	Exhibit 10(8) to Report on Form 10-K for Fiscal Year ended July 3, 1999
	*9. 1998 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 21, 1998
	*10. 1999 Non-Employee Director Stock Plan	Exhibit A to Proxy Statement dated September 20, 1999

	*11. Non-Qualified Deferred Compensation Plan for Outside Directors, as amended	Exhibit 10(19) to Report on Form 10-K for Fiscal Year ended June 27, 1999
	*12. Executive Deferred Compensation Plan	Exhibit 10(12) to Report on Form 10-K for Fiscal Year ended July 3, 1999
*13. Second Amendment to Executive Deferred Compensation Plan
	*14. FY 1998-00 Long Term Performance Incentive Plan	Exhibit 10(22) to Report on Form 10-K for Fiscal Year ended June 27, 1998
	*15. FY 1999-01 Long Term Performance Incentive Plan	Exhibit 10(15) to Report on Form 10-K for Fiscal Year ended July 3, 1999
	*16. Non-Qualified Estate Builder Deferred Compensation Plan	Exhibit 10(17) to Report on Form 10-K for Fiscal Year ended June 29, 1985
	*17. Severance Policy for Corporate Officers, as amended	Exhibit 10(23) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*18. Employment Agreement, dated January 1, 1996, between Sara Lee Corporation and Frank L. Meysman	Exhibit 10(24) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*19. Employment Agreement, dated January 1, 1996, between Sara Lee/DE N.V. and Frank L. Meysman and attachments (translated from Dutch)	Exhibit 10(25) to Report on Form 10-K for Fiscal Year ended June 28, 1997
	*20. Restricted Share Unit Agreement dated April 29, 1998 between Sara Lee Corporation and Frank L. Meysman	Exhibit 10(27) to Report on Form 10-K for Fiscal Year ended June 27, 1998
*21. Consulting and Retirement Agreement dated February 25, 2000 between Sara Lee Corporation and John H. Bryan
*22. Employment Transition Agreement dated July 17, 2000 between Sara Lee Corporation and Judith A. Sprieser
*23. Consulting and Retirement Agreement dated March 15, 2000 between Sara Lee Corporation and James R. Carlson
(12)	1. Computation of Ratio of Earnings to Fixed Charges
2. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
(21)	List of Subsidiaries
(23)	Consent of Arthur Andersen LLP

(24)	Powers of Attorney
(27)	Financial Data Schedules

*Management compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(c) Reports on Form 8-K

    Sara Lee filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 30, 2000 to disclose under Item 5 of the Report a press release issued by the company on May 30, 2000.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
(a) GENERAL DEVELOPMENT OF BUSINESS
(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
(c) NARRATIVE DESCRIPTION OF BUSINESS
Trademarks
Customers
Seasonality
Environmental Matters
Employees
(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
SIGNATURES
Sara Lee Corporation and Subsidiairies CONSOLIDATED STATEMENTS OF INCOME (dollars in millions except per share data)
Sara Lee Corporation and Subsidiaries CONSOLIDATED BALANCE SHEETS (dollars in millions except share data)
Sara Lee Corporation and Subsidiaries CONSOLIDATED BALANCE SHEETS (dollars in millions except share data)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
COMMON STOCK
STOCK-BASED COMPENSATION
PREFERRED STOCK
MINORITY INTEREST IN SUBSIDIARIES
EARNINGS PER SHARE
LONG-TERM DEBT
CREDIT FACILITIES
CONTINGENCIES
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
UNUSUAL ITEMS
ACQUISITIONS AND DIVESTMENTS
SUBSEQUENT EVENT
RETIREMENT PLANS
INCOME TAXES
BUSINESS SEGMENT INFORMATION
GEOGRAPHIC AREA INFORMATION
QUARTERLY FINANCIAL DATA (unaudited)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHEDULE II Sara Lee Corporation and Subsidiaries VALUATION AND QUALIFYING ACCOUNTS For the Years Ended June 27, 1998, July 3, 1999 and July 1, 2000
EXHIBIT INDEX