Form 10-Q
period 2000-09-30
LEE SARA CORP
filed 2000-11-09
CIK 23666

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3344

Sara Lee Corporation

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-2089049 (IRS Employer Identification No.)
Three First National Plaza, Suite 4600 Chicago, Illinois (Address of principal executive offices)	60602-4260 (Zip Code)

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

Yes /x/  No / /

    On September 30, 2000, the Registrant had 833,773,433 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

The document contains 32 pages.

SARA LEE CORPORATION AND SUBSIDIARIES

PART I
SARA LEE CORPORATION AND SUBSIDIARIES

Preface

    The consolidated financial statements for the thirteen weeks ended September 30, 2000 and October 2, 1999 and the balance sheet as of September 30, 2000 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation ("the Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen weeks ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

    The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended July 1, 2000.

SARA LEE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
at September 30, 2000 and July 1, 2000
(In millions)

	September 30, 2000	July 1, 2000
ASSETS
Cash and equivalents	$225	$314
Trade accounts receivable, less allowances	1,826	1,764
Inventories:
Finished goods	2,031	1,941
Work in process	490	529
Materials and supplies	478	481

	2,999	2,951
Other current assets	392	382
Net assets of businesses held for sale	629	563

Total current assets	6,071	5,974
Trademarks and other assets	655	697
Property, net	2,290	2,319
Intangible assets, net	2,717	2,621

	$11,733	$11,611

LIABILITIES AND EQUITY
Notes payable	$2,104	$2,054
Accounts payable	1,518	1,762
Accrued liabilities	2,470	2,562
Current maturities of long-term debt	222	381

Total current liabilities	6,314	6,759
Long-term debt	2,966	2,248
Deferred income taxes	208	148
Other liabilities	576	581
Minority interests in subsidiaries	624	616
ESOP convertible preferred stock	246	252
Unearned deferred compensation	(227)	(227)
Common stockholders' equity	1,026	1,234

	$11,733	$11,611

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the Thirteen Weeks Ended September 30, 2000 and October 2, 1999
(In millions, except per share data)

	Thirteen Weeks Ended
	September 30, 2000	October 2, 1999
Net sales	$4,455	$4,239

Cost of sales	2,600	2,455
Selling, general and administrative expenses	1,489	1,423
Interest expense	82	54
Interest income	(20)	(19)

	4,151	3,913

Income from continuing operations before income taxes	304	326
Income taxes	66	85

Income from continuing operations	238	241
Income from discontinued operations, net of income taxes	16	17

Net income	254	258
Preferred stock dividends, net of tax	3	3

Income available for common stockholders	$251	$255

Income from continuing operations per common share
Basic	$0.28	$0.27

Diluted	$0.27	$0.26

Net income per common share
Basic	$0.30	$0.29

Diluted	$0.29	$0.28

Average shares outstanding
Basic	841	881

Diluted	877	919

Cash dividends per common share	$0.135	$0.125

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Common Stockholders' Equity
For the Period July 3, 1999 to September 30, 2000
(In millions except per share data)

	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balances at July 3, 1999	$1,266	$9	$508	$1,760	$(5)	$(1,006)
Net income	258	—	—	258	—	—	$258
Translation adjustments, net of tax	65	—	—	—	—	65	65
Unrealized losses on securities, net of tax	(1)	—	—	—	—	(1)	(1)

Comprehensive income							$322

Cash dividends—
Common ($0.125 per share)	(114)	—	—	(114)	—	—
ESOP convertible preferred ($1.36 per share)	(5)	—	—	(5)	—	—
Stock issuances (cancelations)—
Business acquisitions	12	—	12	—	—	—
Stock option and benefit plans	15	—	15	—	—	—
Restricted stock, less amortization of $1	(2)	—	(1)	—	(1)	—
Tax benefit related to stock based plans	13	—	13	—	—	—
Reacquired shares	(71)	—	(71)	—	—	—
ESOP tax benefit	2	—	—	2	—	—
ESOP share redemption	7	—	7	—	—	—
Other	2	—	2	—	—	—

Balances at October 2, 1999	1,447	9	485	1,901	(6)	(942)
Net income	964	—	—	964	—	—	$964
Translation adjustments, net of tax	(246)	—	—	—	—	(246)	(246)
Minimum pension liability, net of tax	42	—	—	—	—	42	42

Comprehensive income							$760

Cash dividends—
Common ($0.405 per share)	(351)	—	—	(351)	—	—
ESOP convertible preferred ($4.08 per share)	(15)	—	—	(15)	—	—
Stock issuances (cancelations)—
Business acquisitions	245	—	245	—	—	—
Stock option and benefit plans	60	—	60	—	—	—
Restricted stock, less amortization of $25	(26)	—	(11)	—	(15)	—
Tax benefit related to stock based plans	62	—	62	—	—	—
Reacquired shares	(961)	(1)	(848)	(112)	—	—
ESOP tax benefit	5	—	—	5	—	—
ESOP share redemption	6	—	6	—	—	—
Other	2	—	1	1	—	—

Balances at July 1, 2000	1,234	8	—	2,393	(21)	(1,146)
Net income	254	—	—	254	—	—	$254
Translation adjustments, net of tax	(118)	—	—	—	—	(118)	(118)
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	6	—	—	—	—	6	6
Unrealized gain on qualifying cash flow hedges, net of tax	14	—	—	—	—	14	14

Comprehensive income							$156

Cash dividends—
Common ($0.135 per share)	(114)	—	—	(114)	—	—
ESOP convertible preferred ($1.36 per share)	(5)	—	—	(5)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	17	—	17	—	—	—
Restricted stock	(13)	—	—	(34)	21	—
Reacquired shares	(258)	—	(23)	(235)	—	—
ESOP tax benefit	2	—	—	2	—	—
ESOP share redemption	6	—	6	—	—	—
Other	1	—	—	1	—	—

Balances at September 30, 2000	$1,026	$8	$—	$2,262	$—	$(1,244)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Thirteen Weeks Ended September 30, 2000 and October 2, 1999
(In millions)

	Thirteen Weeks Ended
	September 30, 2000	October 2, 1999
OPERATING ACTIVITIES—
Income from continuing operations	$238	$241
Adjustments for non-cash charges included in net income:
Depreciation	108	101
Amortization of intangibles	50	47
(Decrease) increase in deferred income taxes	(3)	19
Other	(7)	(16)
Changes in current assets and liabilities, excluding businesses acquired and sold	(511)	(498)

Net cash used in operating activities—continuing operations	(125)	(106)
Operating cash flows (used in) from discontinued operations	(8)	1

Net cash used in operating activities	(133)	(105)

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(116)	(113)
Acquisitions of businesses and investments	(273)	(121)
Dispositions of investments and businesses	19	—
Sales of assets	12	8
Other	12	1

Net cash used in investment activities	(346)	(225)

FINANCING ACTIVITIES—
Issuances of common stock	17	15
Purchases of common stock	(258)	(71)
Borrowings of long-term debt	844	373
Repayments of long-term debt	(168)	(81)
Short-term borrowings, net	84	90
Payments of dividends	(119)	(119)

Net cash from financing activities	400	207

Effect of changes in foreign exchange rates on cash	(10)	13

Decrease in cash and equivalents	(89)	(110)
Cash and equivalents at beginning of year	314	279

Cash and equivalents at end of quarter	$225	$169

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(120)	$(165)
(Increase) decrease in inventories	(129)	21
(Increase) decrease in other current assets	(48)	8
(Decrease) in accounts payable	(189)	(350)
(Decrease) in accrued liabilities	(25)	(12)

Changes in current assets and liabilities	$(511)	$(498)

See accompanying Notes to Consolidated Financial Statements

SARA LEE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
In October 2000, the Corporation's Coach subsidiary completed an initial public offering of 19.5% of its common stock. After the deduction of underwriting costs, the Corporation received proceeds of $126 million from the sale of these shares.

  Following the offering the Corporation owned 80.5% of the outstanding common shares of Coach. The Corporation has indicated that it intends to distribute its 80.5% interest in Coach within 12 months of the initial public offering by offering the Corporation's stockholders the opportunity to exchange their Sara Lee common stock for Coach common stock. However, no definitive decision has been reached concerning the form or timing of such a transaction, and any decision will be subject to market conditions. The Corporation is not obligated to complete any distribution and no assurances can be provided as to whether, when or how a distribution may occur.

2.
In August 2000, the Corporation entered into an agreement to sell its PYA/Monarch foodservice distribution business. The operating results of this business segment have been treated as a discontinued operation in the accompanying consolidated financial statements. Net sales of the discontinued PYA/Monarch foodservice business were $806 million in the first quarter of fiscal 2001 and $711 million in the first quarter of fiscal 2000. Pretax income was $27 million in the first quarter of fiscal 2001 and $28 million in last year's first quarter; income tax expense attributable to these pretax earnings was unchanged at $11 million in the first quarters of both fiscal 2001 and fiscal 2000.

  The PYA/Monarch sale transaction is expected to close in the second quarter of fiscal 2001, at which time the Corporation anticipates receiving cash proceeds of $1.57 billion from the buyer. The net assets of the discontinued business were $373 million at September 30, 2000 and $328 million at July 1, 2000. These amounts are presented in the Condensed Consolidated Balance Sheets in the Net Assets of Businesses Held for Sale line.

3.
On July 2, 2000, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138.

  In accordance with the provisions of SFAS No. 133, the Corporation recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value, to recognize the ineffective portion of cash flow hedges and to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. The effect of this transition adjustment was to increase reported income in the quarter by approximately $1 million. The Corporation also recorded a transition adjustment of approximately $6 million in Accumulated Other Comprehensive Income to recognize previously deferred net gains on derivatives designated as cash flow hedges and a net increase in net assets of approximately $7 million. The Corporation estimates that it will reclassify into earnings during the next twelve months approximately $4 million of the transition adjustment that was recorded in Accumulated Other Comprehensive Income as of July 2, 2000.

  The Corporation uses financial instruments, including forward exchange, option, futures and swap contracts, to manage its exposures to movements in interest rates, foreign exchange rates and commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Corporation. The Corporation is not a party to leveraged derivatives. Initially, upon adoption of the new derivative accounting requirements, and prospectively, on the date a derivative contract is entered into, the Corporation designates the derivative as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), (3) a hedge of a net investment in a foreign operation (a net investment hedge), or (4) as a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item (a natural hedge).

  For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the Consolidated Statements of Income on the same line as the hedged item. The effective portion of the changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in Accumulated Other Comprehensive Income. When the hedged item is realized, the gain or loss included in Accumulated Other Comprehensive Income is reported on the same line in the Consolidated Statements of Income as the hedged item. In addition, both the fair value changes excluded from the Corporation's effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in Selling, General and Administrative Expenses in the Consolidated Statements of Income. The effective portion of the change in the fair value of derivatives used as a net investment hedge of a foreign operation is recorded in the cumulative translation adjustment account within stockholders' equity. The ineffective portion of the change in the fair value of a derivative or non-derivative instrument designated as a net investment hedge is recorded in Selling, General and Administrative Expenses. For derivatives designated not as an accounting hedge but as a natural hedge, changes in fair value are reported in earnings in the Selling, General and Administrative Expenses line of the Consolidated Statements of Income.

  The Corporation formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Condensed Consolidated Balance Sheets at fair value in other assets and other liabilities. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Corporation also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. The assessment of effectiveness for option contracts is based on changes in the intrinsic value of the option due to changes in the spot exchange rate. Changes in the time value of option contracts are reported currently in earnings. When it is determined that a derivative ceases to be a highly effective hedge, the Corporation discontinues hedge accounting.

  Interest rate swaps—To manage interest rate risk, the Corporation has entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. Interest rate swap agreements are accounted for as cash flow hedges.

  Forward exchange, futures and option contracts—The Corporation uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions, third party product sourcing transactions, foreign-denominated investments and other known foreign currency exposures. Gains and losses on the derivative are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The principal currencies hedged by the Corporation include the European euro, Mexican peso, Canadian dollar, and British pound. The Corporation uses futures contracts to hedge commodity price risk. The principal commodities hedged by the Corporation include hogs, beef, wheat, butter and corn.

  Forward exchange and futures contracts are accounted for as fair value hedges when the hedged item is a recognized asset, liability or firm commitment. Forward exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item represents a forecasted transaction or the variability of cash flows to be paid or received related to a recognized asset or liability. Forward exchange contracts are recorded as natural hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period in accordance with SFAS No. 52.

  As of July 2, 2000 and September 30, 2000, the net accumulated derivative gain in Accumulated Other Comprehensive Income was $6 million and $20 million, respectively. During the quarter ended September 30, 2000, $2 million of accumulated net derivative gains were reclassified from Accumulated Other Comprehensive Income into earnings. At September 30, 2000, the maximum maturity date of any cash flow hedge was 1.2 years, excluding any forward exchange, option or swap contracts related to the payment of variable interest on existing financial instruments. The Corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $19 million, at the time the underlying hedged transactions are realized.

  During the quarter ended September 30, 2000, $1 million of net losses related to cash flow hedge ineffectiveness and $2 million related to derivative losses excluded from the assessment of effectiveness were recorded in the Consolidated Statement of Income. Other disclosures related to fair value hedge ineffectiveness, fair value gains and losses excluded from the assessment of hedge ineffectiveness, and gains or losses resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts.

  Non-U.S. dollar financing transactions—The Corporation uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges which meet the effectiveness requirements are accounted for under net investment hedging rules. At September 30, 2000, net gains of $184 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account within stockholders' equity.

4.
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity.

SARA LEE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

    The following is a discussion of the results of operations for the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000, and a discussion of the changes in financial condition during the first quarter of fiscal 2001.

Results of Operations

Comparison of First Quarter Fiscal 2001 with First Quarter Fiscal 2000

    Operating results by business segment in the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000 are as follows:

	Thirteen Weeks Ended
	Sales		Operating Income(1)
	Sept. 30, 2000	Oct. 2, 1999	Sept. 30, 2000	Oct. 2, 1999
Sara Lee Foods	$1,266	$1,220	$72	$92
Beverage	712	599	111	107
Household Products	472	506	66	66
Intimates and Underwear	2,048	1,949	202	171

Total business segments	4,498	4,274	451	436
Intersegment sales	(43)	(35)	—	—

Total sales and operating companies income	4,455	4,239	451	436
Amortization of goodwill and trademarks	—	—	(46)	(39)
Unallocated corporate expenses	—	—	(39)	(36)

Operating income	—	—	366	361
Net interest expense	—	—	(62)	(35)

Net sales and income from continuing operations before income taxes	$4,455	$4,239	$304	$326

(1)
In the fourth quarter of fiscal 2000, the Corporation adopted a new primary measurement of business segment performance. Segment operating performance is evaluated and reported based upon the pre-tax income of each business before the impact of goodwill and trademark amortization and interest expense. Previously, the Corporation measured and reported business performance including goodwill and trademark amortization and allocated interest expense and income tax expense to its business components. Prior period business segment amounts have been restated to conform to this presentation.

Consolidated Results—First Quarter Fiscal 2001 Compared with First Quarter Fiscal 2000

    In August 2000, the Corporation entered into an agreement to sell its PYA/Monarch (PYA) foodservice distribution business. PYA distributes food and related products to restaurants and other foodservice establishments in the United States, and constitutes a reportable business segment of the Corporation. The operating results of this segment are recognized as a discontinued operation in the accompanying consolidated financial statements. The sale transaction is expected to close during the second quarter of fiscal 2001, at which time a gain is anticipated.

    Continuing Operations  Consolidated net sales increased 5.1% over the year ago quarter. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased reported sales by 9.8%. The strength of the U.S. dollar relative to key foreign currencies, particularly the euro, had the effect of reducing reported sales by 4.7% in the quarter. On a comparable basis, that is excluding the impact of acquisitions, dispositions, and changes in foreign currency exchange rates, sales were essentially unchanged from the prior year. Comparable sales in Sara Lee Foods, Beverage, and Household Products increased while comparable sales in the Intimates and Underwear segment declined during the quarter.

    The gross profit margin was 41.6% in the first quarter of fiscal 2001 compared with 42.1% in the first quarter of fiscal 2000. Lower gross profit margins in the Beverage, Intimates and Underwear and Sara Lee Foods segments more than offset improved gross margins in Household Products. Within Sara Lee Foods, improved margins in the Packaged Meats business were more than offset by lower gross profit margins in the domestic and international Bakery operations.

    Selling, general and administrative (SG&A) expenses increased 4.7% over the same quarter last year. However, when measured as a percentage of sales, SG&A expenses were 33.5% in the first quarter of fiscal 2000 and 33.4% in the comparable period of the current fiscal year.

    Operating income increased 3.5%, reflecting the sales improvements noted above offset by lower gross profit margins in the quarter. Businesses acquired net of businesses sold subsequent to the start of the previous fiscal year increased operating income by 6.8%. Changes in foreign currency exchange rates had the effect of reducing operating income by approximately 6.1%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 2.8%.

    Net interest expense increased $27 million to $62 million due to higher outstanding borrowing levels in the quarter from the year ago period. The increased debt levels resulted from the Corporation's share repurchase and business acquisition activities over the past year. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased $3 million to $39 million in the quarter, and goodwill and trademark amortization increased $7 million to $46 million as a result of business acquisitions completed over the past year.

    Income from continuing operations before income taxes decreased 7.0%. The effective tax rate decreased from 25.9% to 21.7% of pretax income from continuing operations in the quarter, resulting from increased earnings in certain foreign jurisdictions that had lower tax rates. Income from continuing operations decreased 1.7% to $238 million, while income from continuing operations per diluted share increased 3.8%. Earnings per share increased despite the decrease in income from continuing operations because of fewer average shares and common equivalent shares outstanding during the period.

    Discontinued Operations  Net sales of the PYA foodservice segment were $806 million in the first quarter of fiscal 2001 and $711 million in the year ago period. Pretax income of the segment was $27 million in the first quarter of fiscal 2001 and $28 million in last year's first quarter. Income from the discontinued PYA operation, net of income taxes, was $16 million in the first quarter of fiscal 2001 and $17 million in the comparable quarter of fiscal 2000.

    Consolidated Net Income  Net income declined 1.6% from $258 million in the first quarter of fiscal 2000 to $254 million in this year's fiscal first quarter, while diluted earnings per share increased 3.6% to $0.29 per share. Diluted earnings per share increased despite the decline in net income because of fewer average shares and common equivalent shares outstanding during the year.

Operating Results by Business Segment—First Quarter Fiscal 2001 Compared with First Quarter Fiscal 2000

    Net sales in the Sara Lee Foods segment increased 3.8%, reflecting increases in reported sales in the packaged meats businesses, particularly in the U.S., offset by sales declines in the worldwide Bakery operations. Packaged Meats unit volumes increased 1% from the year ago quarter, led by gains in the segment's sausage and corn dog categories. Worldwide unit sales for Sara Lee Bakery were down 8%, reflecting relatively flat sales volumes in the U.S. and declines in Europe, particularly in the Bakery's U.K. and French operations. Excluding acquisitions, Packaged Meats unit volumes declined 1% in the quarter. Excluding the impact of acquisitions, dispositions, and changes in foreign currencies, sales in the Sara Lee Foods segment increased 4.7%.

    Operating income in Sara Lee Foods declined 22.0% in the quarter. This decline reflects higher costs in the packaged meats businesses caused by significantly higher commodity hog costs and the start-up of three new U.S. meat processing plants, the profit impacts of lower sales volumes in the segment's Bakery operations, and increased media, advertising and promotion spending in both the Packaged Meats and Bakery operations. On a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income declined 23.9%.

    Net sales in the Beverage segment increased 18.8%. Excluding the impact of businesses acquired subsequent to the start of the previous fiscal year, sales declined 7.9%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 9.5%. Thus, on a comparable basis, sales increased 1.6%, reflecting base business unit sales gains offset by the negative impact of lower commodity coffee costs in the quarter, which resulted in lower prices to customers during the period. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 3%. Unit volumes grew 59% including sales contributed from recently acquired coffee businesses in Brazil and the United States.

    Operating income for the Beverage segment increased 3.9%. Businesses acquired subsequent to the start of the prior fiscal year increased operating income by 11.4%. The recently acquired retail and out-of-home coffee businesses in the U.S. and Brazil had a smaller percentage impact on operating income than on reported sales, due to the lower overall operating margins realized in these businesses in relation to those of many of the European markets in which the Corporation operates. The strengthening of the U.S. dollar in the quarter decreased reported operating income by 12.3%. Thus, on a comparable basis, operating income increased 4.8% from the year ago period.

    Net sales in the Household Products segment decreased 6.7% and operating income increased 0.8%. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 8.8% and 10.1%, respectively. Excluding the impact of acquisitions and changes in foreign currencies, sales and operating income in Household Products increased 1.7% and 10.4%, respectively. Operating income increased at a rate in excess of sales because of improved gross margins and certain one-time customer promotional expenses in the prior year. Unit volumes for this segment's four core categories—shoe care, body care, insecticides and air fresheners—increased 1% overall in the quarter, with strength in the air freshener and insecticide categories and declines in shoe care and body care. Unit volume gains were particularly strong in the year ago period, increasing 19% including acquisitions in last year's first quarter.

    Intimates and Underwear net sales of $2,048 million increased 5.1% over the year ago quarter. Businesses acquired net of businesses sold subsequent to the start of the previous fiscal year increased reported sales by 11.6%, while the impact of exchange rate changes resulting from the strengthening of the U.S. dollar in the quarter reduced reported sales by 2.9%. As a result, on a comparable basis, sales decreased 3.6%. Operating income increased 18.0% in the quarter. This increase reflects the profit impacts of higher segment sales volumes, particularly in the activewear, European underwear and intimate apparel categories, which each reported double-digit unit sales gains including acquisitions, and reduced media, advertising and promotion spending in the quarter. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income increased 13.1%. Intimate apparel unit sales increased 12% in the quarter including acquisitions, but declined 3% excluding sales volumes contributed by recent acquisitions. Worldwide Knit Products unit sales, including acquisitions, were flat in relation to the year ago quarter, combining an 11% increase in activewear volumes and a 5% decline in the underwear category. Excluding the impact of recent acquisitions, Knit Products volumes declined 5%. Unit volumes for Worldwide Legwear declined 3% including acquisitions, as sock unit sales increased 3% and sheer hosiery volumes declined 6%. Legwear volumes declined 7% excluding acquisitions.

Financial Condition

    Net cash used in operating activities from continuing operations was $125 million in the first quarter of fiscal 2001 as compared to $106 million in the comparable period of the prior year. Cash requirements to support higher levels of inventory in continuing businesses more than offset reduced cash needs for receivables and the payment of trade creditors. Net cash used in operating activities of the discontinued PYA business in the first quarter of 2001 was $9 million greater than the comparable period of the prior year as a result of higher levels of working capital.

    As of September 30, 2000 and July 1, 2000, the Corporation's current liabilities exceeded current assets by $243 million and $785 million, respectively. These working capital deficits result from the Corporation's emphasis on the management of trade receivables, payables and inventories, as well as the decision to finance a portion of its capital needs with short-term debt. The Corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. Ongoing revolving credit facilities totaling $1.8 billion were available as of September 30, 2000.

    Net cash used in investment activities was $346 million in the first quarter of fiscal 2001 compared with $225 million in the comparable quarter of fiscal 2000. Cash expenditures for acquisitions of businesses and purchases of property and equipment increased $155 million from the comparable period in the prior year.

    In fiscal 1998, the Corporation announced plans to repurchase $3 billion of its common stock over a three-year period. This repurchase plan was completed in the second quarter of fiscal 2000. In January 2000, the Corporation's Board of Directors voted to increase the number of shares authorized for repurchase by 50 million shares, increasing the total number of shares of common stock authorized for repurchase to more than 70 million. In the last six months of fiscal 2000, a total of $793 million of common stock was repurchased by the Corporation. During the first quarter of fiscal 2001, $258 million of the Corporation's common stock was reacquired, leaving approximately 18 million shares remaining on the current repurchase authorization. Net cash of $760 million was received from long and short-term borrowings in the quarter, while in the comparable period of fiscal 2000, $382 million was generated from borrowings. As a result, net cash from financing activities increased to $400 million in the quarter from $207 million in the year ago period.

Other Actions

    In May 2000, the Corporation announced that it was initiating a program that would ultimately lead to the disposition of certain businesses, including the Coach accessories business; PYA, a domestic foodservice distributor; and Champion, a manufacturer and marketer of athletic apparel. The Corporation also announced that it was taking steps to dispose of certain business operations obtained in connection with its acquisition of Courtaulds. The International Fabrics operations are included in this plan as well as certain smaller business units.

    In August 2000, the Corporation announced that it had entered into an agreement to sell PYA. This transaction is expected to close in the second quarter of fiscal 2001, at which time the Corporation anticipates receiving cash proceeds of $1.57 billion from the buyer and recognizing a gain on the disposition of this business. The net assets of PYA were $373 million at September 30, 2000 and $328 million at July 1, 2000 and have been classified as Net Assets of Businesses Held for Sale in the accompanying Condensed Consolidated Balance Sheets. The proceeds received from this transaction may be used for a variety of purposes including the repurchase of shares, the repayment of debt, the acquisition of businesses, or the investment in existing brands.

    In October 2000, the Corporation's Coach subsidiary completed an initial public offering of 19.5% of its common stock. After the deduction of underwriting costs, the Corporation received proceeds of $126 million from the sale of these shares. Following the offering, the Corporation owned 80.5% of the outstanding common shares of Coach. The Corporation has indicated that it intends to distribute its 80.5% interest in Coach within 12 months of the initial public offering by offering the Corporation's stockholders the opportunity to exchange their Sara Lee common stock for Coach common stock. However, no definitive decision has been reached concerning the form or timing of such a transaction, and any decision will be subject to market conditions. Sara Lee is not obligated to complete any distribution and no assurances can be provided as to whether, when or how a distribution may occur.

    The Corporation is in the initial stages of evaluating alternatives for the disposition of Champion and no decision has been made as to the form or timing of a transaction to dispose of this business.

    The Corporation is currently evaluating alternatives for the disposition of the Courtaulds business units targeted for sale. While it is management's current intent to dispose of these operations within the next year, the timing and structure of these dispositions will depend on market conditions.

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

PART II

Item 1.  Legal Proceedings.

    On December 22, 1998, the Corporation announced the recall of specific production lots of packaged meat products produced at its Zeeland, Michigan facility between July 1, 1998 and the date of the recall. This action was taken as a result of concerns that the specified products may contain listeria bacteria that can pose a health hazard. The Center for Disease Control and Prevention ("CDC") has conducted an investigation into these concerns. On May 27, 1999, the CDC issued a public report linking the consumption of packaged meat products from the Zeeland, Michigan facility, which allegedly contained listeria, to 21 fatalities (15 adult deaths and 6 miscarriages) and approximately 100 illnesses in total. The Corporation is cooperating with pending government investigations into the matters alleged by the CDC. Several lawsuits, including individual and class actions, have been filed against the Corporation. A majority of the matters have been resolved and ten lawsuits, four involving deaths, remain pending. Although the outcome of the pending litigation cannot be determined with certainty, the Corporation believes that the pending litigation and expected claims should not have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

  (a)
  The Registrant's 2000 Annual Meeting of Stockholders was held on October 26, 2000 in Chicago, Illinois ("Annual Meeting").

  (b)
  Not applicable

  (c)
  (i) A total of 754,088,022 votes (86% of all votes entitled to vote at the Annual Meeting) were represented by proxy or ballot at the Annual Meeting. The stockholders of the Corporation were requested to elect 17 directors as nominated by management. All nominees were elected as indicated by the following voting tabulation:

Name	For	Withheld
Paul A. Allaire	744,604,164	9,483,858
Frans H.J.J. Andriessen	744,796,609	9,291,413
John H. Bryan	738,815,874	15,272,148
Duane L. Burnham	745,477,935	8,610,087
Charles W. Coker	745,129,851	8,958,171
James S. Crown	736,997,423	17,090,599
Willie D. Davis	744,899,769	9,188,253
Vernon E. Jordan, Jr.	719,081,450	35,006,572
James L. Ketelsen	744,751,273	9,336,749
Hans B. van Liemt	745,189,252	8,898,770
Joan D. Manley	744,896,511	9,191,511
Cary D. McMillan	745,166,262	8,921,760
C. Steven McMillan	744,252,226	9,835,796
Frank L. Meysman	745,287,103	8,800,919
Rozanne L. Ridgway	744,861,442	9,226,580
Richard L. Thomas	744,843,098	9,244,924
John D. Zeglis	717,909,721	36,178,301

  (ii)
  The stockholders were requested to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Corporation for its fiscal year 2001. The appointment of Arthur Andersen LLP was ratified by the stockholders, as 746,080,131 votes were cast for the proposal, 3,894,191 votes were cast against the proposal, and 4,113,700 votes abstained.

  (iii)
  The stockholders were requested to vote on a stockholder proposal requesting the Board of Directors to adopt a policy of removing genetically engineered foods from the Corporation's products. The proposal was defeated by the stockholders, as 558,290,242 votes were cast against the proposal, 51,401,725 votes were cast for the proposal, and 33,454,640 votes abstained. There were 110,941,415 broker non-votes.

  (iv)
  Not applicable.

Item 5.  Other Information

Forward-Looking Information

    From time to time, in oral statements and written reports, including this report, the Corporation discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward- looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Corporation's ability to achieve its stated goals are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates—particularly the euro—given the Corporation's significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Corporation's products; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (iv) the Corporation's ability to successfully integrate acquisitions into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; (v) the financial impact of the Corporation's decision to dispose of certain non-core business units; (vi) fluctuations in the cost and availability of various raw materials; and (vii) the Corporation's ability to realize forecasted savings, as well as improvements in productivity and efficiency from its business reshaping, restructuring and other programs. In addition, the Corporation's results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations affecting the Corporation in markets where it competes.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number or Incorporated herein by Reference to
10.1	Fiscal Years 2001-2003 Long-Term Performance Incentive Plan	21
11	Computation of Net Income Per Common Share	29
12.1	Computation of Ratio of Earnings to Fixed Charges	30
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	31
27	Financial Data Schedule	32

  (b)
  Reports on Form 8-K

    On August 16, 2000, the Corporation filed a Current Report on Form 8-K with respect to its press release on that date relating to the Corporation's announcement that it had signed an agreement to sell its PYA/Monarch foodservice operation to a wholly owned subsidiary of Royal Ahold for cash of $1.57 billion. A copy of the Corporation's press release is attached as an exhibit to Form 8-K.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)
By:	/s/ WAYNE R. SZYPULSKI Wayne R. Szypulski Vice President and Controller

DATE: November 9, 2000

QuickLinks

PART I SARA LEE CORPORATION AND SUBSIDIARIES
SARA LEE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets at September 30, 2000 and July 1, 2000 (In millions)
SARA LEE CORPORATION AND SUBSIDIARIES Consolidated Statements of Income For the Thirteen Weeks Ended September 30, 2000 and October 2, 1999 (In millions, except per share data)
SARA LEE CORPORATION AND SUBSIDIARIES Consolidated Statement of Common Stockholders' Equity For the Period July 3, 1999 to September 30, 2000 (In millions except per share data)
SARA LEE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Thirteen Weeks Ended September 30, 2000 and October 2, 1999 (In millions)
SARA LEE CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
PART II
SIGNATURE