Form 10-Q
period 2000-12-30
LEE SARA CORP
filed 2001-02-09
CIK 23666

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On December 30, 2000, the Registrant had 827,071,836 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

The document contains 26 pages.

SARA LEE CORPORATION AND SUBSIDIARIES

INDEX

PART I
SARA LEE CORPORATION AND SUBSIDIARIES

Preface

    The consolidated financial statements for the thirteen and twenty-six weeks ended December 30, 2000 and January 1, 2000 and the balance sheet as of December 30, 2000 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation ("the Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 30, 2000 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and twenty-six weeks ended December 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
at December 30, 2000 and July 1, 2000

(In millions)

	December 30, 2000	July 1, 2000
ASSETS
Cash and equivalents	$735	$314
Trade accounts receivable, less allowances	1,812	1,764
Inventories:
Finished goods	1,834	1,941
Work in process	444	529
Materials and supplies	474	481

	2,752	2,951
Other current assets	367	382
Net assets of businesses held for sale	367	563

Total current assets	6,033	5,974
Trademarks and other assets	685	697
Property, net	2,140	2,319
Intangible assets, net	2,674	2,621

	$11,532	$11,611

LIABILITIES AND EQUITY
Notes payable	$592	$2,054
Accounts payable	1,405	1,762
Accrued liabilities	2,899	2,562
Current maturities of long-term debt	283	381

Total current liabilities	5,179	6,759
Long-term debt	3,145	2,248
Deferred income taxes	437	148
Other liabilities	582	581
Minority interests in subsidiaries	650	616
ESOP convertible preferred stock	247	252
Unearned deferred compensation	(225)	(227)
Common stockholders' equity	1,517	1,234

	$11,532	$11,611

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
For the Thirteen and Twenty-Six Weeks Ended December 30, 2000 and January 1, 2000

(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 30, 2000	January 1, 2000	December 30, 2000	January 1, 2000
Net sales	$4,757	$4,634	$9,212	$8,873

Cost of sales	2,718	2,616	5,318	5,071
Cost of sales—product line exit	24	—	24	—
Selling, general and administrative expenses	1,525	1,468	3,014	2,891
Interest expense	69	60	151	114
Interest income	(19)	(19)	(39)	(38)
Unusual items—business reshaping:
Gain in connection with initial public offering	(105)	—	(105)	—
Business dispositions and other charges	320	—	320	—

	4,532	4,125	8,683	8,038
Income from continuing operations before income taxes	225	509	529	835
Income taxes	74	134	140	219

Income from continuing operations	151	375	389	616
Income from discontinued operations, net of income taxes	9	14	25	31
Gain on disposal of discontinued operations, net of income taxes	638	—	638	—

Net income	798	389	1,052	647
Preferred stock dividends, net of tax	3	3	6	6

Income available for common stockholders	$795	$386	$1,046	$641

Income from continuing operations per common share
Basic	$0.18	$0.42	$0.46	$0.69

Diluted	$0.17	$0.40	$0.44	$0.67

Net income per common share
Basic	$0.96	$0.44	$1.25	$0.73

Diluted	$0.92	$0.42	$1.20	$0.70

Average shares outstanding
Basic	830	886	836	884

Diluted	869	924	873	922

Cash dividends per common share	$0.145	$0.135	$0.28	$0.26

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders' Equity
For the Period July 3, 1999 to December 30, 2000

(In millions, except per share data)

	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balances at July 3, 1999	$1,266	$9	$508	$1,760	$(5)	$(1,006)
Net income	647	—	—	647	—	—	$647
Translation adjustments, net of tax	(30)	—	—	—	—	(30)	(30)
Unrealized losses on securities, net of tax	(1)	—	—	—	—	(1)	(1)

Comprehensive income							$616

Cash dividends—
Common ($0.26 per share)	(230)	—	—	(230)	—	—
ESOP convertible preferred ($2.72 per share)	(10)	—	—	(10)	—	—
Stock issuances (cancelations)—
Business acquisitions	257	—	257	—	—	—
Stock option and benefit plans	42	—	42	—	—	—
Restricted stock, less amortization of $9	(11)	—	(5)	—	(6)	—
Tax benefit related to stock based plans	28	—	28	—	—	—
Reacquired shares	(239)	—	(239)	—	—	—
ESOP tax benefit	4	—	—	4	—	—
ESOP share redemption	7	—	7	—	—	—
Other	5	—	5	—	—	—

Balances at January 1, 2000	1,735	9	603	2,171	(11)	(1,037)
Net income	575	—	—	575	—	—	$575
Translation adjustments, net of tax	(151)	—	—	—	—	(151)	(151)
Minimum pension liability, net of tax	42	—	—	—	—	42	42

Comprehensive income							$466

Cash dividends—
Common ($0.27 per share)	(235)	—	—	(235)	—	—
ESOP convertible preferred ($2.72 per share)	(10)	—	—	(10)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	42	—	42	—	—	—
Restricted stock, less amortization of $17	(17)	—	(7)	—	(10)	—
Tax benefit related to stock based plans	37	—	37	—	—	—
Reacquired shares	(793)	(1)	(680)	(112)	—	—
ESOP tax benefit	4	—	—	4	—	—
ESOP share redemption	6	—	6	—	—	—
Other	(1)	—	(1)	—	—	—

Balances at July 1, 2000	1,234	8	—	2,393	(21)	(1,146)
Net income	1,052	—	—	1,052	—	—	$1,052
Translation adjustments, net of tax	(92)	—	—	—	—	(92)	(92)
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	6	—	—	—	—	6	6
Net unrealized gain on qualifying cash flow hedges, net of tax	(3)	—	—	—	—	(3)	(3)

Comprehensive income							$963

Cash dividends—
Common ($0.28 per share)	(236)	—	—	(236)	—	—
ESOP convertible preferred ($2.72 per share)	(9)	—	—	(9)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	71	—	71	—	—	—
Restricted stock	(13)	—	—	(34)	21	—
Reacquired shares	(504)	—	(78)	(426)	—	—
ESOP tax benefit	3	—	—	3	—
ESOP share redemption	5	—	5	—	—	—
Other	3	—	2	1	—	—

Balances at December 30, 2000	$1,517	$8	$—	$2,744	$—	$(1,235)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Twenty-Six Weeks Ended December 30, 2000 and January 1, 2000

(In millions)

	Twenty-Six Weeks Ended
	December 30, 2000	January 1, 2000
OPERATING ACTIVITIES—
Income from continuing operations	$389	$616
Adjustments for non-cash charges included in net income:
Depreciation	218	194
Amortization of intangibles	102	94
(Decrease) increase in deferred income taxes	(11)	42
Other	(18)	(16)
Unusual items—business reshaping
Business dispositions and other charges	344	—
Gain in connection with initial public offering	(105)	—
Changes in current assets and liabilities, excluding businesses acquired and sold	(384)	(505)

Net cash from operating activities—continuing operations	535	425
Operating cash flows (used in) from discontinued operations	(24)	39

Net cash from operating activities	511	464

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(229)	(252)
Acquisitions of businesses and investments	(278)	(411)
Dispositions of businesses and investments	1,611	19
Sales of assets	32	17
Other	(9)	4

Net cash from (used in) investment activities	1,127	(623)

FINANCING ACTIVITIES—
Issuances of common stock	71	42
Purchases of common stock	(504)	(239)
Issuance of equity securities by subsidiary	122	—
Borrowings of long-term debt	1,019	570
Repayments of long-term debt	(212)	(259)
Short-term (repayments) borrowings, net	(1,467)	328
Payments of dividends	(245)	(240)

Net cash (used in) from financing activities	(1,216)	202

Effect of changes in foreign exchange rates on cash	(1)	(19)

Increase in cash and equivalents	421	24
Cash and equivalents at beginning of year	314	279

Cash and equivalents at end of quarter	$735	$303

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(48)	$(215)
Decrease in inventories	64	85
(Increase) in other current assets	(13)	(36)
(Decrease) in accounts payable	(352)	(363)
(Decrease) increase in accrued liabilities	(35)	24

Changes in current assets and liabilities	$(384)	$(505)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.
On December 4, 2000, the Corporation sold its PYA/Monarch foodservice distribution business and received cash proceeds of $1,559 million. The disposition resulted in a gain before income taxes of $1,126 million and an after tax gain of $638 million. The PYA/Monarch foodservice operation constituted a reportable business segment of the Corporation, and as a result, this gain has been recognized in the discontinued operations section of the accompanying consolidated financial statements.

2.
Gains and losses resulting from the issuance of common stock by a subsidiary of the Corporation are recognized in earnings in the period realized. In October 2000, the Corporation's Coach subsidiary completed an initial public offering of 19.5% (8,487,000 shares) of its common stock resulting in a gain of $105 million. The gain increased income from continuing operations in the quarter and six months ended December 30, 2000 by $105 million. After the deduction of underwriting fees and offering costs, the Corporation received proceeds of $122 million from the sale of these shares.

  Following the offering, the Corporation owned 80.5% (35,026,333 shares) of the outstanding common stock of Coach. The Corporation has indicated that it intends to dispose of its 80.5% interest in Coach by offering the Corporation's stockholders the opportunity to exchange their Sara Lee common stock for shares of Coach. On January 26, 2001, Coach filed a registration statement with the Securities and Exchange Commission to effect this exchange offer.

  The proceeds received by the Corporation from the initial public offering are not subject to income tax. Further, the Corporation has not provided deferred income taxes on the gain realized from the sale transaction since the contemplated exchange offering is expected to qualify as a tax-free distribution.

  The net assets of the Coach business at December 30, 2000 were $128 million and have been classified as Net Assets of Businesses Held for Sale in the accompanying Condensed Consolidated Balance Sheet.

3.
In the second quarter of fiscal 2001, the Corporation's management approved a plan to dispose of certain non-core businesses and exit of a number of defined business activities. As a result of these decisions, the Corporation recognized a $344 million pre-tax charge in the accompanying consolidated financial statements. $233 million of this charge relates to anticipated losses on the disposition of businesses and $111 million of the charge is the cost of the defined exit activities. The charge reduced second quarter and year-to-date income from continuing operations by $317 million.

  The $233 million charge related to the decision to dispose of non-core businesses reduced second quarter and year-to-date operating income in the Corporation's business segments as follows: Sara Lee Foods—$122 million; Intimates and Underwear—$109 million; and Beverage—$2 million. The Sara Lee Foods operations to be disposed of include the Corporation's European Bakery operations and a processed meat business in Spain. The Corporation's Champion Europe and Sara Lee Apparel Australasia operations are the businesses in the Intimates and Underwear segment to be disposed. In fiscal 2000, the net sales and operating income of these businesses were $775 million and $1 million, respectively. In the six months ended December 30, 2000, net sales of these businesses were $337 million and the operating loss recognized was $5 million. The Corporation expects to complete the disposition of these operations within the next year.

  The $111 million charge related to the exit of a number of business activities reduced second quarter and year-to-date operating income in the Corporation's business segments as follows: Intimates and Underwear—$101 million; Sara Lee Foods—$8 million; and Household Products—$2 million. Of the total charge, $56 million relates to employee termination benefits, including severance and pension costs associated with the planned headcount reductions. The actions approved under this plan will result in the termination of 7,019 employees. The planned terminations include employees from domestic and international operations, primarily in the Intimates and Underwear business segment.

  The $111 million charge also includes $20 million of anticipated losses on the disposal of property and equipment in connection with the exit of 17 facilities; $9 million of costs related to non-cancelable rent obligations for leased facilities that are to be exited; and $26 million of costs resulting from the decision to terminate product licensing agreements and exit related manufacturing operations. Of the $26 million, $24 million relates to anticipated losses on the disposition of inventory related to manufacturing operations being exited and $2 million is for payments to cancel third party licensing arrangements. The losses expected from the planned disposition of inventories have been classified as a separate component of Cost of Sales in the accompanying Consolidated Statements of Income. All actions contemplated under this plan are expected to be completed within one year.

  The following table summarizes the charge and the related activity through December 30, 2000 (in millions):

	Exit Costs Recognized	Writedown of Assets to Net Realizable Value	Cash Payments	Foreign Exchange Impacts	Accrued Exit Costs as of December 30, 2000
Employee termination benefits	$56	$—	$—	$—	$56
Expected losses on disposal of inventory	24	(24)	—	—	—
Expected losses on disposal of property and equipment	20	(20)	—	—	—
Other exit costs—includes non-cancelable lease and other contractual obligations	11	—	—	—	11

Total exit costs	$111	$(44)	$—	$—	$67

  Of the total $111 million charge, $67 million will require the use of cash and $44 million is non-cash. The Corporation expects to fund the cash costs of this charge from internal sources and proceeds generated from the sale of non-core businesses.

4.
On July 2, 2000, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Corporation recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value, to recognize the ineffective portion of cash flow hedges and to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. As of July 2, 2000 and December 30, 2000, the accumulated derivative gain in Accumulated Other Comprehensive Income was $6 million and $3 million, respectively. During the quarter ended December 30, 2000, $11 million of accumulated net derivative gains were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the quarter. At December 30, 2000, the maximum maturity date of any cash flow hedge was approximately one year, excluding any derivative hedges related to the payment of variable interest on existing financial instruments. The Corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $3 million, at the time the underlying hedged transaction is realized.

  Other disclosures related to hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness, and gains and losses resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts. During the quarter ended December 30, 2000, net losses of $97 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustments account within stockholders' equity.

5.
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity.

SARA LEE CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Results of Operations and Financial Condition

    The following is a discussion of the results of operations for the second quarter and first six months of fiscal 2001 compared with the second quarter and first six months of fiscal 2000, and a discussion of the changes in financial condition during the first six months of fiscal 2001.

Results of Operations

Comparison of Second Quarter of Fiscal 2001 with Second Quarter of Fiscal 2000

    In May of 2000, the Corporation announced that it was initiating a program that would ultimately lead to the disposition of a number of businesses. During the second quarter of fiscal 2001, a number of transactions and decisions were finalized and recognized in the Corporation's financial statements. These events have a significant impact on the current quarter and also impact comparisons with comparable prior year results. The impacts of these items on the Corporation's net income and business segment performance are discussed in Notes 1 through 3 of the accompanying consolidated financial statements.

    Operating results by business segment in the second quarter of fiscal 2001 compared with the second quarter of fiscal 2000 are as follows:

	Thirteen Weeks Ended (in millions)
	Sales		Operating Income(1)
	Dec. 30, 2000	Jan. 1, 2000	Dec. 30, 2000	Jan. 1, 2000
Sara Lee Foods	$1,376	$1,397	$(16)	$138
Beverage	779	779	129	134
Household Products	500	537	84	92
Intimates and Underwear	2,134	1,961	173	253

Total business segments	4,789	4,674	370	617
Intersegment sales	(32)	(40)	—	—

Total sales and operating companies income	4,757	4,634	370	617
Amortization of goodwill and trademarks	—	—	(48)	(43)
Unallocated corporate expenses	—	—	(47)	(24)

Operating income	—	—	275	550
Net interest expense	—	—	(50)	(41)

Net sales and income from continuing operations before income taxes	$4,757	$4,634	$225	$509

(1)
In the second quarter of fiscal 2001, the Corporation's management approved a plan to dispose of certain non-core businesses and exit of a number of defined business activities. As a result of these decisions, the Corporation recognized a $344 million pre-tax charge in the accompanying consolidated financial statements. The charge reduced operating income in the quarter ended December 30, 2000 in the Corporation's business segments as follows: Sara Lee Foods—$130 million; Beverage—$2 million; Household Products—$2 million; and Intimates and Underwear—$210 million. The Corporation expects the exit plan to generate savings of approximately $53 million by fiscal 2003.

  In October 2000, the Corporation's Coach subsidiary, which is part of the Intimates and Underwear segment, completed an initial public offering of 19.5% of its common stock, resulting in a gain of $105 million in the quarter ended December 30, 2000.

  Excluding the impact of these items, the segment operating income for the quarter ended December 30, 2000 would have been: Sara Lee Foods—$114 million; Beverage—$131 million; Household Products—$86 million; and Intimates and Underwear—$278 million. Operating income and pre-tax income from continuing operations would have been $514 million and $464 million, respectively, excluding the items noted above.

Consolidated Results—Second Quarter of Fiscal 2001 Compared with Second Quarter of Fiscal 2000

    Continuing Operations  Consolidated net sales increased 2.6% over the year ago quarter. Businesses acquired net of businesses sold subsequent to the start of the second quarter of the prior fiscal year increased reported sales by 6.8%. The strengthening of the U.S. dollar in relation to key foreign currencies, particularly the euro, had the effect of reducing reported sales by 6.0% in the quarter. Thus, on a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currency exchange rates, sales increased 1.8%. Comparable sales growth in Sara Lee Foods, Household Products and Intimates and Underwear contributed to this increase; the Beverage segment reported a net sales decline on a comparable basis in the quarter.

    In the second quarter of fiscal 2001, the gross profit margin was 42.4% as compared to 43.5% in the comparable period of the prior year. Lower gross profit margins in the Intimates and Underwear business offset improved gross profit margins in the Corporation's other business segments. The lower gross profit margins in the Intimates and Underwear business were due in part to the charge associated with the exit of certain licensed designer label products. Excluding the costs associated with this decision, the gross profit margin was 42.9%.

    Selling, general and administrative (SG&A) expenses increased 3.9% over the same quarter last year due principally to increased media, advertising and promotion spending in the quarter. When measured as a percentage of sales, SG&A expenses were 31.7% in the second quarter of fiscal 2000 and 32.1% in the comparable period of the current fiscal year.

    Operating income, excluding the unusual items described in Notes 2 and 3 to the consolidated financial statements, decreased 1.4%, reflecting the improvement in consolidated net sales, offset by lower gross profit margins and higher SG&A spending in the quarter. Businesses acquired net of businesses sold subsequent to the start of the second quarter of the previous fiscal year increased operating income by 4.3%. Changes in foreign currency exchange rates had the effect of reducing operating income by approximately 5.4%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions, changes in foreign currency exchange rates, and unusual items, operating income declined 0.3%. Operating income including the unusual items noted above declined 40.2% versus the comparable period of the prior year.

    Net interest expense increased $9 million to $50 million due to higher outstanding borrowing levels in the quarter from the year ago period. The increased debt levels resulted from the Corporation's share repurchase and business acquisition activities over the past year. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased $23 million to $47 million in the quarter. This increase is primarily attributable to increased minority interest expense resulting from the October 2000 initial public offering by Coach of 19.5% of its common stock and the unfavorable impacts of currency movements in the quarter. Goodwill and trademark amortization increased $5 million to $48 million as a result of business acquisitions completed over the past year.

    Income from continuing operations before income taxes, excluding the unusual items described in Notes 2 and 3 of the consolidated financial statements, decreased 8.7%. The effective tax rate decreased from 26.3% to 21.7% of pretax income from continuing operations in the quarter, as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Income from continuing operations, excluding unusual items, decreased 2.9% to $364 million, while income from continuing operations per diluted share increased 5.0%. Earnings per share increased despite the decrease in income from continuing operations because of fewer average shares and common equivalent shares outstanding during the period. Including the unusual items noted above, income from continuing operations and diluted earnings per share decreased 59.6% and 57.5%, respectively, in relation to the year ago second quarter. The impact of the unusual items on diluted earnings per share in the quarter ended December 30, 2000 was an increase of $.12 per share resulting from the gain on the sale of the Coach shares and a decrease of $.37 per share related to the charge for the anticipated losses on the disposition of businesses and the cost of the defined exit activities.

    Discontinued Operations  On December 4, 2000, the Corporation completed the sale of the PYA/Monarch foodservice operation and recognized an after tax gain of $638 million or $.73 per diluted share in the quarter. This transaction is discussed in Note 1 to the consolidated financial statements.

    Net sales of the PYA/Monarch foodservice segment were $547 million in the second quarter of fiscal 2001 through the date of disposition and $696 million in the year ago second quarter. Pretax income of the segment was $15 million in the second quarter of fiscal 2001 and $24 million in last year's second quarter. Income from the discontinued PYA/Monarch operation, net of income taxes, was $9 million in the second quarter of fiscal 2001 and $14 million in the comparable quarter of fiscal 2000.

    Consolidated Net Income  Excluding the unusual items described in Notes 1 through 3 of the consolidated financial statements, net income declined 4.2% from $389 million in the second quarter of fiscal 2000 to $372 million in this year's fiscal second quarter, while diluted earnings per share increased 2.4% to $.43 per share. Diluted earnings per share increased despite the decline in net income because of fewer average shares and common equivalent shares outstanding during the period. Including the second quarter unusual items, net income was $798 million compared with $389 million in the year ago quarter; and diluted earnings per share were $.92, compared with $.42 in the second quarter of fiscal 2000.

Operating Results by Business Segment—Second Quarter of Fiscal 2001 Compared with Second Quarter of Fiscal 2000

    The following discussion comparing segment performance for the second quarter of fiscal 2001 with the second quarter of fiscal 2000 excludes the unusual items described in Notes 2 and 3 of the consolidated financial statements.

    Net sales in the Sara Lee Foods segment declined 1.5%, reflecting increases in reported sales in the packaged meats businesses, particularly in the U.S., offset by sales declines in the worldwide Bakery operations. Packaged Meats unit volumes declined 1% from the year ago quarter. Worldwide unit sales for Sara Lee Bakery were down 9% in the quarter, reflecting declines in the U.S. and Europe, particularly in the Bakery's U.K. and French operations. Excluding acquisitions, Packaged Meats unit volumes declined 2% in the quarter. The strengthening of the U.S. dollar in relation to foreign currencies, particularly in Europe, decreased reported sales by 4.1%. As a result, excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in the Sara Lee Foods segment increased 2.2%.

    Operating income in Sara Lee Foods declined 17.1% in the quarter. This decline reflects the profit impacts of lower sales volumes in the segment's Bakery operations, higher commodity costs in the Packaged Meats business, and increased media, advertising and promotion spending in both the Packaged Meats and Bakery operations. On a comparable basis, excluding the impact of acquisitions and changes in foreign currencies, operating income declined 15.5%.

    Net sales in the Beverage segment were flat in the quarter. Businesses acquired subsequent to the start of the second quarter of the prior fiscal year increased reported sales by 11.4%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 9.7%. Thus, on a comparable basis, sales decreased 1.7%, reflecting base business unit sales declines and the negative impact of lower commodity coffee costs in the quarter, which resulted in lower prices to customers during the period. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, decreased 6%. Unit volumes grew 24% including sales contributed from recently acquired coffee businesses in Brazil and the United States.

    Operating income for the Beverage segment declined 1.9%. Businesses acquired subsequent to the start of the second quarter of the prior fiscal year increased operating income by 9.0%. The retail and out-of-home coffee businesses acquired in the U.S. and Brazil during the past year had a smaller percentage impact on operating income than on reported sales due to the lower overall operating margins realized in these businesses in relation to those of many of the European markets in which the Corporation operates. The strengthening of the U.S. dollar in the quarter decreased reported operating income by 12.2%. Thus, on a comparable basis, operating income increased 1.3% from the year ago period.

    Net sales in the Household Products segment decreased 6.9% and operating income decreased 7.3%. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 12.6% and 11.8%, respectively. Excluding the impact of acquisitions and changes in foreign currencies, sales and operating income in Household Products increased 5.7% and 4.5%, respectively. Unit volumes for this segment's four core categories—shoe care, body care, insecticides and air fresheners—increased 4% overall in the quarter, with strength in the air freshener and insecticide categories and declines in shoe care and body care.

    Intimates and Underwear net sales of $2,134 million increased 8.8% over the year ago quarter. Businesses acquired net of businesses sold subsequent to the start of the second quarter of the previous fiscal year increased reported sales by 11.2%, while the impact of exchange rate changes resulting from the strengthening of the U.S. dollar in the quarter reduced reported sales by 3.9%. As a result, on a comparable basis, sales increased 1.5%. Operating income increased 9.5% in the quarter. This increase reflects the profit impacts of higher segment sales volumes, particularly in the activewear, socks and intimate apparel categories, with each reporting double-digit unit sales gains in the quarter, including acquisitions. Businesses acquired net of businesses sold subsequent to the start of the second quarter of the prior fiscal year increased operating income by 5.4%, and the impact of exchange rate changes resulting from the relative strengthening of the U.S. dollar in the quarter reduced operating income by 1.3%. Thus, on a comparable basis, excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income increased 5.4%. The second quarter sales and operating income performance of this line of business include the results of Coach, which reported a 10% improvement in net sales in the quarter and contributed substantially to the segment's reported increase in operating income. Intimate apparel unit sales increased 26% in the quarter including acquisitions, and increased 8% excluding unit sales volumes contributed from recent acquisitions. Worldwide Knit Products unit sales, including acquisitions, increased 7% in relation to the year ago quarter, combining a 24% increase in activewear volumes and a 2% increase in the underwear category. Excluding the impact of recent acquisitions, Knit Products volumes improved 4%. Unit volumes for Worldwide Legwear increased 2% including acquisitions, as sock unit sales increased 18% and sheer hosiery volumes declined 4%. Legwear volumes declined 3% excluding acquisitions.

Comparison of First Six Months of Fiscal 2001 with First Six Months of Fiscal 2000

    In May of 2000, the Corporation announced that it was initiating a program that would ultimately lead to the disposition of a number of businesses. During the second quarter of fiscal 2001, a number of transactions and decisions were finalized and recognized in the Corporation's financial statements. These events have a significant impact on the year-to-date net income and also impact comparisons with comparable prior year results. The impacts of these items on the Corporation's net income and business segment performance are discussed in Notes 1 through 3 of the accompanying consolidated financial statements.

    Operating results by business segment in the first six months of fiscal 2001 compared with the first six months of fiscal 2000 are as follows:

	Twenty-Six Weeks Ended (in millions)
	Sales		Operating Income(1)
	Dec. 30, 2000	Jan. 1, 2000	Dec. 30, 2000	Jan. 1, 2000
Sara Lee Foods	$2,642	$2,617	$56	$230
Beverage	1,491	1,378	240	241
Household Products	972	1,043	150	158
Intimates and Underwear	4,182	3,910	375	425

Total business segments	9,287	8,948	821	1,054
Intersegment sales	(75)	(75)	—	—

Total sales and operating companies income	9,212	8,873	821	1,054
Amortization of goodwill and trademarks	—	—	(94)	(82)
Unallocated corporate expenses	—	—	(86)	(61)

Operating income	—	—	641	911
Net interest expense	—	—	(112)	(76)

Net sales and income from continuing operations before income taxes	$9,212	$8,873	$529	$835

(1)
In the second quarter of fiscal 2001, the Corporation's management approved a plan to dispose of certain non-core businesses and exit a number of defined business activities. As a result of these decisions, the Corporation recognized a $344 million pre-tax charge in the accompanying consolidated financial statements. The charge reduced operating income in the six months ended December 30, 2000 in the Corporation's business segments as follows: Sara Lee Foods—$130 million; Beverage—$2 million; Household Products—$2 million; and Intimates and Underwear—$210 million. The Corporation expects the exit plan to generate savings of approximately $53 million by fiscal 2003.

  In October 2000, the Corporation's Coach subsidiary, which is part of the Intimates and Underwear segment, completed an initial public offering of 19.5% of its common stock, resulting in a gain of $105 million in the six months ended December 30, 2000.

  Excluding the impact of these items, the segment operating income for the twenty-six weeks ended December 30, 2000 would have been: Sara Lee Foods—$186 million; Beverage—$242 million; Household Products—$152 million; and Intimates and Underwear—$480 million. Operating income and pre-tax income from continuing operations would have been $880 million and $768 million, respectively.

Consolidated Results—First Six Months of Fiscal 2001 Compared with First Six Months of Fiscal 2000

    Continuing Operations  Consolidated net sales increased 3.8% over the year ago period. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased reported sales by 8.2%. The strengthening of the U.S. dollar in relation to key foreign currencies, particularly the euro, had the effect of reducing reported sales by 5.3%. As a result, on a comparable basis, excluding the impacts of acquisitions, dispositions and changes in foreign currency exchange rates, sales increased 0.9% over the same period in the prior year. Comparable sales growth in Sara Lee Foods and Household Products contributed to this increase; the Beverage and Intimates and Underwear segments reported declines on a comparable basis in the period.

    For the first six months of fiscal 2001, the gross profit margin was 42.0% as compared to 42.8% in the first six months of fiscal 2000. Lower gross profit margins in the Intimates and Underwear segment offset improved margins in the Corporation's other business segments. The lower gross profit margins in the Intimates and Underwear business were due in part to the charge associated with the exit of certain licensed designer label products. Excluding the costs associated with this decision, the gross profit margin was 42.3%.

    Selling, general and administrative expenses increased 4.3% over the same period last year, due principally to increased media, advertising and promotion spending in the period. When measured as a percentage of net sales, SG&A expenses were 32.6% in the first six months of fiscal 2000, and 32.7% in the comparable period of the current fiscal year.

    Excluding the unusual items described in Notes 2 and 3 to the consolidated financial statements, operating income increased 0.6% in the year-to-date period, reflecting the sales improvement noted above, offset by the decline in the gross profit margin and higher levels of media, advertising and promotions spending. Excluding the impact of acquisitions and divestitures completed subsequent to the start of last fiscal year, and unusual items, operating income decreased 4.8%. Changes in foreign currency exchange rates had the effect of reducing operating income by 5.8%. As a result, on a comparable basis, excluding the impacts of business acquisitions, dispositions, changes in foreign currency exchange rates, and unusual items, operating income increased 1.0%. Operating income, including the unusual items noted above declined 22.1% versus the comparable period of the prior year.

    Net interest expense increased $36 million to $112 million due to higher outstanding debt levels in the period in relation to the prior year. The increased debt levels resulted from the Corporation's share repurchase and business acquisition activities over the past year. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased $25 million to $86 million from the year ago period. This increase is primarily attributable to increased minority interest expense in the second quarter resulting from the October 2000 initial public offering by Coach of 19.5% of its common stock and the unfavorable impacts of currency movements in the period. Goodwill and trademark amortization increased $12 million to $94 million in the period, as a result of business acquisitions completed over the past year.

    Income from continuing operations before income taxes, excluding the unusual items described in Notes 2 and 3 of the consolidated financial statements, decreased 8.0%. The effective tax rate decreased from 26.2% to 21.7% of pretax income in the period, primarily as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Income from continuing operations, excluding the unusual items noted above, decreased 2.4% to $601 million and diluted earnings per share increased 3.0%. Earnings per share increased despite the decrease in income from continuing operations because of fewer average shares and common equivalent shares outstanding during the period. Including the unusual items noted above, income from continuing operations before income taxes and income from continuing operations declined 36.7% and 36.9%, respectively, and related diluted earnings per share declined 34.3%. The impact of the unusual items on diluted earnings per share in the six months ended December 30, 2000 was an increase of $.12 per share resulting from the gain on the sale of the Coach shares and a decrease of $.36 per share related to the charge for the anticipated losses on the disposition of businesses and the cost of the defined exit activities.

    Discontinued Operations  On December 4, 2000, the Corporation completed the sale of the PYA/Monarch foodservice operation and recognized an after tax gain of $638 million or $.73 per diluted share in the financial statements for the six months ended December 30, 2000.

    Net sales of the PYA/Monarch foodservice operation were $1,354 million in fiscal 2001 through the date of disposition of the segment in December 2000, and $1,407 million in the first six months of the prior fiscal year. Pretax income of the segment was $42 million in fiscal 2001 through the date of disposition, and $51 million in the first six months of the prior year. Income from the discontinued PYA/Monarch operation, net of income taxes, was $25 million in fiscal 2001 and $31 million in the first six months of fiscal 2000.

    Consolidated Net Income  Excluding unusual items described in Notes 1 and 3 of the consolidated financial statements, net income declined 3.2% from $647 million in the first six months of fiscal 2000 to $626 million in this year's first six months, while diluted earnings per share increased 2.9% to $0.72 per share. Diluted earnings per share increased despite the decline in net income because of fewer average shares and common equivalent shares outstanding during the year. Including the unusual items noted above, net income for the six months ended December 30, 2000, was $1,052 million compared with $647 million in the year ago period; and diluted earnings per share were $1.20, compared with $.70 in the second quarter of fiscal 2000.

Operating Results By Business Segment—First Six Months of Fiscal 2001 Compared with First Six Months of Fiscal 2000

    The following discussion comparing business segment performance for the first six months of fiscal 2001 with the first six months of fiscal 2000 excludes the unusual items described in Notes 2 and 3 of the consolidated financial statements.

    Net sales in the Sara Lee Foods segment increased in the period by 1.0%, reflecting increases in reported sales in the segment's packaged meats businesses, offset by sales declines in the worldwide Bakery operations. Excluding acquisitions, Packaged Meats unit volumes were down 1% from the year ago period and worldwide unit sales for Sara Lee Bakery were down 9%, reflecting declines in the U.S., Europe and Asia operations. Including acquisitions, Packaged Meats volumes were flat in the period. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, sales in the Sara Lee Foods segment increased 3.4%.

    Operating income in the Sara Lee Foods segment declined 19.1% in the period, reflecting the profit impacts of lower sales volumes in the segment's Bakery operations, higher commodity costs in the packaged meats businesses, and increased media, advertising and promotions spending. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income declined 18.9%.

    Net sales in the Beverage segment increased 8.2%. Excluding the impact of businesses acquired subsequent to the start of the prior fiscal year, sales declined 9.9%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 9.6% in the period. Thus, on a comparable basis, sales declined 0.3%. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates declined 3%. Unit volumes grew 39% including sales contributed from recently acquired coffee businesses.

    Operating income for the Beverage segment increased 0.7%. Businesses acquired subsequent to the start of the prior fiscal year increased operating income by 10.1%. The strengthening of the U.S. dollar in the period decreased reported operating income by 12.2%. Thus, on a comparable basis, excluding operating income contributed from recently acquired businesses and the negative impact of currency, operating income increased 2.8% from the year ago period.

    Net sales in the Household Products segment decreased 6.8% and operating income declined 3.9%. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 10.7% and 11.1%, respectively. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, sales and operating income in the segment increased 3.7% and 7.0%, respectively. Unit volumes for the Household Products segment's four core categories—shoe care, body care, insecticides and air fresheners—increased 2% in the period, with no impact from acquisitions.

    The Intimates and Underwear segment's net sales and operating income increased 7.0% and 12.9%, respectively in the six months ended December 30, 2000. The fiscal 2001 year-to-date sales and operating income performance of this line of business include the results of Coach, which reported a 12% improvement in net sales in the period and contributed substantially to the segment's reported increase in operating income. The increase in reported operating income also reflects the profit impacts of higher segment sales volumes, particularly in the activewear, socks and intimate apparel categories. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, sales declined 1% and operating income increased 8.5%. Worldwide Knit Products unit sales increased 4% over the year ago period including acquisitions. These unit volume results include 10% and 6% gains in the underwear and activewear categories, respectively. Excluding acquisitions, Knit Products unit sales declined 1%. Intimate apparel unit sales increased 18% including acquisitions and improved 2% excluding acquisitions. Unit volumes for Worldwide Legwear were flat, combining an 11% increase in sock unit sales with a 5% decline in sheer hosiery volumes. Excluding acquisitions, Legwear unit volumes declined 5%.

Financial Condition

    Net cash provided from operating activities of continuing operations was $535 million in the first half of fiscal 2001 compared with $425 million in the comparable period of the prior fiscal year. The increase in operating cash flow in fiscal 2001 was primarily due to improved receivables management in comparison to the first six months of last fiscal year. Net cash used in operating activities of the discontinued PYA/Monarch business in the first half of fiscal 2001 through the date of disposition of this segment was $24 million, compared with $39 million of net cash provided by operating activities of the discontinued business in the comparable period of the prior year. The decrease in operating cash flow in the period is the result of higher levels of working capital in this business in fiscal 2001.

    Net cash provided by investment activities was $1,127 million in the first six months of fiscal 2001 compared with $623 million cash used in the comparable period of fiscal 2000. Proceeds from the disposition of investments and businesses were $1,611 million in the year-to-date fiscal 2001 period, relating primarily to the PYA/Monarch sale transaction which was completed in December 2000 and provided cash proceeds of $1,559 million. Cash expenditures for acquisitions of businesses and purchases of property and equipment decreased $156 million from the comparable period in the prior year.

    During the first six months of fiscal 2001, $504 million of the Corporation's common stock was reacquired, leaving approximately seven million shares remaining on the current repurchase authorization. Net cash of $660 million was used to repay long and short-term borrowings in the first six months of fiscal 2001, while in the comparable period of fiscal 2000, $639 million was generated from borrowings. In October 2000, the Corporation's Coach subsidiary completed an initial public offering of 19.5% of its common stock. After deduction of underwriting fees and offering costs, the Corporation received proceeds of $122 million from the sale of these shares. As a result, net cash of $1,216 million was used in financing activities in the six months ended December 30, 2000, compared with $202 million of cash generated from financing activities in the year ago period.

Other Actions

    In May 2000, the Corporation announced that it was initiating a program that would ultimately lead to the disposition of certain businesses, including the Coach accessories business; PYA/Monarch, a domestic foodservice distributor; and Champion, a manufacturer and marketer of athletic apparel. The Corporation also announced at that time that it was taking steps to dispose of certain business operations obtained in connection with its acquisition of Courtaulds.

    The status of these projects as of December 30, 2000 is summarized as follows:

  1.
  The PYA/Monarch foodservice business was sold in December 2000. See Note 1 to the consolidated financial statements for a description of this transaction.

  2.
  The Corporation completed an initial public offering of 19.5% of the shares of its Coach subsidiary. In January 2001, a registration statement was filed with the Securities and Exchange Commission in order to complete the distribution of the remaining 80.5% of the Coach shares currently held by the Corporation. See Note 2 to the consolidated financial statements.

  3.
  In December 2000, the Corporation's management approved a plan to dispose of a number of business units including its Champion apparel business in Europe, certain European bakery and meat businesses, and its Australasian apparel businesses. The disposition of these operations is expected to be completed within the next year. See Note 3 to the consolidated financial statements.

  4.
  Through December 2000, the Corporation has disposed of a number of off-strategy operations which were part of the Courtaulds acquisition in fiscal 2000. Courtaulds is a European producer, marketer and distributor of private label and branded apparel products and textiles. Additional dispositions of these off-strategy businesses are anticipated through the end of fiscal 2001.

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

PART II

ITEM 1—LEGAL PROCEEDINGS

    On December 22, 1998, the Corporation announced the recall of specific production lots of packaged meat products produced at its Zeeland, Michigan facility between July 1, 1998 and the date of the recall. This action was taken as a result of concerns that the specified products may contain listeria bacteria that can pose a health hazard. The Center for Disease Control and Prevention ("CDC") has conducted an investigation into these concerns. On May 27, 1999, the CDC issued a public report linking the consumption of packaged meat products from the Zeeland, Michigan facility, which allegedly contained listeria, to 21 fatalities (15 adult deaths and 6 miscarriages) and approximately 100 illnesses in total. The Corporation is cooperating with pending government investigations into the matters alleged by the CDC. Several lawsuits, including individual and class actions, have been filed against the Corporation. A majority of the matters, including the class actions, have been resolved and 24 individual lawsuits, 11 involving deaths, remain pending. Although the outcome of the pending litigation cannot be determined with certainty, the Corporation believes that the pending litigation and expected claims should not have a material adverse effect on its consolidated results of operations, financial position or cash flows.

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

ITEM 6—EXHIBITS AND REPORTS ON FORM 8–K

  (a)
  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number or Incorporated herein by Reference to
11	Computation of Net Income Per Common Share	23
12.1	Computation of Ratio of Earnings to Fixed Charges	25
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	26
  (b)
  Reports on Form 8-K

    On December 19, 2000, the Corporation filed a Current Report on Form 8-K to indicate it had completed the sale of all of the outstanding common stock of PYA/Monarch Inc. to a wholly-owned subsidiary of Koninklijke Ahold N.V. The gross proceeds from the sale were $1.56 billion in cash. As part of the sale, the Corporation also sold all of the outstanding common stock of each of D. Canale Food Services Inc., Kesterson Companies Inc. and Kesterson Food Company, Inc., which were wholly-owned subsidiaries of the Corporation which operated in the same business as PYA/Monarch.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)
By:	/s/ WAYNE R. SZYPULSKI Wayne R. Szypulski Vice President and Controller

DATE: February 9, 2001

QuickLinks

Index
Preface
Condensed Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Common Stockholders´ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Management´s Discussion and Analysis of Results of Operations and Financial Condition
Item 1–Legal Proceedings
Item 5–Other Information
Item 6–Exhibits and Reports on Form 8-K
SIGNATURE