Form 10-Q
period 2001-03-31
LEE SARA CORP
filed 2001-05-14
CIK 23666

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On March 31, 2001, the Registrant had 827,945,974 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

The document contains 29 pages.

SARA LEE CORPORATION AND SUBSIDIARIES
INDEX

PART I
SARA LEE CORPORATION AND SUBSIDIARIES
Preface

    The consolidated financial statements for the thirteen and thirty-nine weeks ended March 31, 2001 and April 1, 2000 and the balance sheet as of March 31, 2001 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation ("the Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and thirty-nine weeks ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets at March 31, 2001 and July 1, 2000
(In millions)

	March 31, 2001	July 1, 2000
ASSETS
Cash and equivalents	$606	$314
Trade accounts receivable, less allowances	1,691	1,764
Inventories:
Finished goods	1,799	1,941
Work in process	445	529
Materials and supplies	472	481

	2,716	2,951
Other current assets	305	382
Net assets of businesses held for sale	352	563

Total current assets	5,670	5,974
Trademarks and other assets	660	697
Property, net	2,100	2,319
Intangible assets, net	2,544	2,621

	$10,974	$11,611

LIABILITIES AND EQUITY
Notes payable	$486	$2,054
Accounts payable	1,330	1,762
Accrued liabilities	2,667	2,562
Current maturities of long-term debt	459	381

Total current liabilities	4,942	6,759
Long-term debt	2,753	2,248
Deferred income taxes	475	148
Other liabilities	541	581
Minority interests in subsidiaries	658	616
ESOP convertible preferred stock	247	252
Unearned deferred compensation	(225)	(227)
Common stockholders' equity	1,583	1,234

	$10,974	$11,611

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the Thirteen and Thirty-Nine Weeks Ended March 31, 2001 and April 1, 2000
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
Net sales	$4,308	$4,175	$13,520	$13,048

Cost of sales	2,511	2,407	7,829	7,478
Cost of sales—product line exit	—	—	24	—
Selling, general and administrative expenses	1,460	1,388	4,474	4,279
Interest expense	60	61	211	175
Interest income	(23)	(17)	(62)	(55)
Unusual items—business reshaping:
Gain in connection with initial public offering	—	—	(105)	—
Business dispositions and other charges	(12)	—	308	—

	3,996	3,839	12,679	11,877

Income from continuing operations before income taxes	312	336	841	1,171
Income taxes	71	87	211	306

Income from continuing operations	241	249	630	865
Income from discontinued operations, net of income taxes	—	13	25	44
Gain on disposal of discontinued operations, net of income taxes	—	—	638	—

Net income	241	262	1,293	909
Preferred stock dividends, net of tax	3	3	9	9

Income available for common stockholders	$238	$259	$1,284	$900

Income from continuing operations per common share
Basic	$0.29	$0.28	$0.75	$0.97

Diluted	$0.28	$0.27	$0.72	$0.94

Net income per common share
Basic	$0.29	$0.30	$1.54	$1.02

Diluted	$0.28	$0.29	$1.48	$0.99

Average shares outstanding
Basic	828	878	833	881

Diluted	865	911	870	916

Cash dividends per common share	$0.145	$0.135	$0.425	$0.395

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Common Stockholders' Equity
For the Period July 3, 1999 to March 31, 2001
(In millions, except per share data)

	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balances at July 3, 1999	$1,266	$9	$508	$1,760	$(5)	$(1,006)
Net income	909	—	—	909	—	—	$909
Translation adjustments, net of tax	(140)	—	—	—	—	(140)	(140)
Unrealized losses on securities, net of tax	(1)	—	—	—	—	(1)	(1)

Comprehensive income							$768

Cash dividends—
Common ($0.395 per share)	(347)	—	—	(347)	—	—
ESOP convertible preferred ($4.08 per share)	(15)	—	—	(15)	—	—
Stock issuances (cancelations)—
Business acquisitions	257	—	257	—	—	—
Stock option and benefit plans	56	—	56	—	—	—
Restricted stock, less amortization of $17	(19)	—	(12)	—	(7)	—
Tax benefit related to stock based plans	46	—	46	—	—	—
Reacquired shares	(584)	—	(584)	—	—	—
ESOP tax benefit	6	—	—	6	—	—
ESOP share redemption	7	—	7	—	—	—
Other	5	—	5	—	—	—

Balances at April 1, 2000	1,446	9	283	2,313	(12)	(1,147)
Net income	313	—	—	313	—	—	$313
Translation adjustments, net of tax	(41)	—	—	—	—	(41)	(41)
Minimum pension liability, net of tax	42	—	—	—	—	42	42

Comprehensive income							$314

Cash dividends—
Common ($0.135 per share)	(118)	—	—	(118)	—	—
ESOP convertible preferred ($1.36 per share)	(5)	—	—	(5)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	28	—	28	—	—	—
Restricted stock, less amortization of $9	(9)	—	—	—	(9)	—
Tax benefit related to stock based plans	19	—	19	—	—	—
Reacquired shares	(448)	(1)	(335)	(112)	—	—
ESOP tax benefit	2	—	—	2	—	—
ESOP share redemption	6	—	6	—	—	—
Other	(1)	—	(1)	—	—	—

Balances at July 1, 2000	1,234	8	—	2,393	(21)	(1,146)
Net income	1,293	—	—	1,293	—	—	$1,293
Translation adjustments, net of tax	(171)	—	—	—	—	(171)	(171)
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	6	—	—	—	—	6	6
Net unrealized gain on qualifying cash flow hedges, net of tax	2	—	—	—	—	2	2

Comprehensive income							$1,130

Cash dividends—
Common ($0.425 per share)	(353)	—	—	(353)	—	—
ESOP convertible preferred ($4.08 per share)	(14)	—	—	(14)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	86	—	86	—	—	—
Restricted stock	(13)	—	—	(34)	21	—
Tax benefit related to stock based plans	9	—	9	—	—	—
Reacquired shares	(510)	—	(78)	(432)	—	—
ESOP tax benefit	5	—	—	5	—	—
ESOP share redemption	5	—	5	—	—	—
Other	4	—	4	—	—	—

Balances at March 31, 2001	$1,583	$8	$26	$2,858	$—	$(1,309)

See accompanying Notes to Consolidated Financial Statements

SARA LEE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Thirty-Nine Weeks Ended March 31, 2001 and April 1, 2000
(In millions)

	Thirty-Nine Weeks Ended
	March 31, 2001	April 1, 2000
OPERATING ACTIVITIES—
Income from continuing operations	$630	$865
Adjustments for non-cash charges included in net income:
Depreciation	307	303
Amortization of intangibles	155	142
(Decrease) increase in deferred income taxes	(11)	50
Other	(54)	(52)
Unusual items—business reshaping
Business dispositions and other charges	332	—
Gain in connection with initial public offering	(105)	—
Changes in current assets and liabilities, excluding businesses acquired and sold	(496)	(645)

Net cash from operating activities—continuing operations	758	663
Operating cash flows (used in) from discontinued operations	(24)	78

Net cash from operating activities	734	741

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(348)	(451)
Acquisitions of businesses and investments	(282)	(414)
Dispositions of businesses and investments	1,651	19
Sales of assets	41	24
Other	10	7

Net cash from (used in) investment activities	1,072	(815)

FINANCING ACTIVITIES—
Issuances of common stock	86	56
Purchases of common stock	(510)	(584)
Issuance of equity securities by subsidiary	122	—
Borrowings of long-term debt	1,022	676
Repayments of long-term debt	(317)	(325)
Short-term (repayments) borrowings, net	(1,535)	643
Payments of dividends	(367)	(362)

Net cash (used in) from financing activities	(1,499)	104

Effect of changes in foreign exchange rates on cash	(15)	(12)

Increase in cash and equivalents	292	18
Cash and equivalents at beginning of year	314	279

Cash and equivalents at end of quarter	$606	$297

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(14)	$(138)
(Increase) in inventories	(39)	(154)
Decrease (increase) in other current assets	28	(10)
(Decrease) in accounts payable	(364)	(333)
(Decrease) in accrued liabilities	(107)	(10)

Changes in current assets and liabilities	$(496)	$(645)

See accompanying Notes to Consolidated Financial Statements

SARA LEE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.
On December 4, 2000, the Corporation sold its PYA/Monarch foodservice distribution business and received cash proceeds of $1,559 million. The disposition resulted in a gain before income taxes of $1,126 million and an after tax gain of $638 million. The PYA/Monarch foodservice operation constituted a reportable business segment of the Corporation, and the gain from the sale was recognized in the discontinued operations section of the accompanying consolidated financial statements.

2.
Gains and losses resulting from the issuance of common stock by a subsidiary of the Corporation are recognized in earnings in the period realized. In October 2000, the Corporation's Coach subsidiary completed an initial public offering of 19.5% (8,487,000 shares) of its common stock resulting in a gain of $105 million. The gain increased income from continuing operations in the nine months ended March 31, 2001 by $105 million. After deduction of underwriting fees and offering costs, the Corporation received proceeds of $122 million from the sale of these shares.

  Following the offering, the Corporation owned 80.5% (35,026,333 shares) of the outstanding common stock of Coach. In January 2001, the Corporation announced its intention to enter into a transaction in which it would offer to exchange its remaining 80.5% ownership interest in Coach for shares of Sara Lee common stock. This transaction was completed on April 4, 2001, and resulted in the Corporation exchanging the 35,026,333 Coach shares it held for 41,402,285 shares of Sara Lee common stock.

  The proceeds received by the Corporation from the initial public offering are not subject to income tax. Further, the Corporation has not provided deferred income taxes on the gain realized from the sale transaction since the exchange offering is expected to qualify as a tax-free distribution.

  On the April 4, 2001 exchange date, the market value of the Coach shares disposed of was $998 million. The Corporation will recognize a gain on the disposal of the Coach shares in the fourth quarter of fiscal 2001 and reduce the number of outstanding shares of common stock by 41 million shares as a result of the exchange transaction. The net assets of the Coach business have been classified in the "net assets of businesses held for sale" line of the accompanying Condensed Consolidated Balance Sheet.

3.
During the second and third quarters of fiscal 2001, the Corporation's management approved plans to dispose of certain non-core businesses and exit a number of defined business activities. The costs associated with these plans and the actions taken to date are as follows:

  Second Quarter Exit Plan

  The plan approved by the Corporation's management in the second quarter of fiscal 2001 resulted in a pretax charge of $344 million and a reduction in income from continuing operations of $317 million. $233 million of the pretax charge related to anticipated losses on the disposition of businesses and $111 million of the charge was the cost of the defined exit activities. The $233 million charge related to the anticipated losses on the disposition of businesses and $87 million of the charge related to defined exit activities is displayed in the "business dispositions and other charges" line of the Consolidated Statement of Income. $24 million of the pretax charge relates to anticipated losses on the disposition of inventory and is displayed in the "cost of sales—product line exit" line of the Consolidated Statement of Income.

  The $233 million charge related to the decision to dispose of non-core businesses reduced second quarter operating income in the Corporation's business segments as follows: Sara Lee Foods—$122 million; Intimates and Underwear—$109 million; and Beverage—$2 million. The Sara Lee Foods operations to be disposed of include the Corporation's European Bakery operations and the Argal processed meat business in Spain. The Corporation's Champion Europe and Sara Lee Apparel Australasia operations are the businesses in the Intimates and Underwear segment to be disposed. The $233 million charge recognized is the difference between the estimated selling price of the businesses to be sold and the Corporation's investment in these businesses. The estimated selling prices were based upon submitted bids and discussions with prospective buyers, as well as input from investment bankers retained by the Corporation. In fiscal 2000, the net sales and operating income of the businesses targeted for sale in this charge were $775 million and $1 million, respectively. In the first nine months of fiscal 2001, the net sales and operating loss of the businesses targeted for sale in this charge were $438 million and $7 million, respectively.

  The $111 million charge related to the exit of a number of business activities reduced operating income in the Corporation's business segments as follows: Intimates and Underwear—$101 million; Sara Lee Foods—$8 million; and Household Products—$2 million. The charge consists of the following:

    •
    $56 million of the charge is for employee termination benefits, including severance and pension costs associated with the planned personnel reductions. The actions approved under this plan will result in the termination of 7,019 employees by December 30, 2001. The specific location of these employees is summarized in a table on page 12.

    •
    $20 million of the charge is for anticipated losses on the disposal of property and equipment in connection with exit activities at 17 facilities, including the disposition of four buildings. In addition to the exit of a domestic meat processing plant and Intimates and Underwear manufacturing facilities in Mexico and Europe, the plan also contemplates the disposal of property and equipment at a number of Intimates and Underwear manufacturing facilities located in Europe, the Caribbean basin, Mexico and Latin America. The loss recognized is the difference between the estimated selling price of the assets to be sold and the related carrying value. Selling prices were estimated based on third party appraisals of real estate to be sold and the Corporation's prior experience with comparable equipment disposals.

    •
    $9 million of costs are related to non-cancelable rent obligations for 12 leased facilities being exited.

    •
    $26 million of costs resulted from the decision to terminate product licensing agreements and exit related manufacturing operations. Of the $26 million, $24 million relates to anticipated losses on the disposition of inventory related to manufacturing operations exited and $2 million is for payments to cancel third party licensing arrangements. The loss recognized on the disposition of inventory is the difference between the estimated net realizable value of the inventory and the related carrying value. The net realizable value was based upon the Corporation's prior experience with the disposition of similar types of product.

  The exit plan discussed above was finalized near December 30, 2000 and none of the actions contemplated by the plan were completed in the second quarter. All actions contemplated by the second quarter exit plan are expected to be completed by December 30, 2001.

  Third Quarter Exit Plan

  The plan approved by the Corporation's management in the third quarter of fiscal 2001 resulted in a net pretax gain of $8 million and an increase in income from continuing operations of $3 million. In addition the Corporation completed certain actions contemplated in the second quarter exit plan and made adjustments to that charge which increased pretax income in the third quarter by $4 million and increased income from continuing operations by $2 million. In total these actions increased pretax income by $12 million and income from continuing operations by $5 million, or $.01 per diluted share. The $12 million increase in pretax income is displayed in the "business dispositions and other charges" line of the Consolidated Statement of Income.

  The $8 million pretax gain recognized as a result of the exit plan approved by management in the third quarter of fiscal 2001 consists of a $19 million pretax gain realized from the disposition of two businesses and an $11 million charge recognized as a result of management's decision to exit certain defined business activities. In the third quarter of fiscal 2001, the Corporation's management decided to dispose of Ozark Salad, a domestic manufacturer and marketer of salads and desserts, and Nutrine, a bakery operation located in India. The disposition of Ozark Salad resulted in a pretax gain of $17 million and the disposition of Nutrine resulted in a pretax gain of $2 million. Both dispositions closed in the third quarter of fiscal 2001 and the gains were recognized in the Sara Lee Foods business segment. In fiscal 2000, the net sales and operating income of these two businesses were $42 million and $2 million, respectively. In the first nine months of fiscal 2001, the net sales of these businesses were $19 million and the operating income was less than $1 million.

  The $11 million charge related to the exit of a number of business activities reduced operating income in the Corporation's business segments as follows: Intimates and Underwear—$8 million; Household Products—$2 million; and Sara Lee Foods—$1 million. The charge consists of the following:

    •
    $8 million of the charge is for employee termination benefits, which are primarily severance benefits associated with planned personnel reductions. The actions approved under this plan will result in the termination of 1,363 employees. The specific location of these employees is summarized in a table on page 12.

    •
    $1 million of the charge is for estimated losses resulting from the planned disposition of an Intimates and Underwear facility in Central America and the disposition of property and equipment at a number of locations. Substantially all of this anticipated loss relates to actions to dispose of property and equipment at Intimates and Underwear facilities in Europe, Central America and the Caribbean basin. The loss recognized is the difference between the estimated selling price of the assets to be sold and the related carrying amount. Selling prices were estimated based on third party appraisals of real estate to be sold and the Corporation's prior experience with comparable equipment disposals.

    •
    $2 million of costs are related to non-cancelable rent obligations for 3 leased facilities being exited.

  All actions contemplated by the third quarter exit plan are expected to be completed by March 31, 2002.

  Status of Exit Plans

  During the third quarter of fiscal 2001, the Corporation executed certain actions contemplated by the exit plans approved in the second and third quarters of fiscal 2001. The actions taken and the current status of the exit plans are as follows:

  Business Dispositions—During the quarter ended March 31, 2001, the Corporation completed the disposition of its Argal processed meat business in Spain. The realized loss on the disposition of this business was $2 million less than originally anticipated on a pretax basis and this difference was recognized in the "business dispositions and other charges" line of the Consolidated Statement of Income. Through March 31, 2001, the net pretax charge for business dispositions in fiscal 2001 is $212 million and consists of the $233 million charge recognized in the second quarter; the $2 million reduction related to the Argal sale; and the $19 million gain related to business dispositions approved and completed in the third quarter. The $212 million charge reduced year-to-date operating income of the Corporation's business segments as follows: Intimates and Underwear—$109 million; Sara Lee Foods—$101 million; and Beverage—$2 million. Net income was reduced by $228 million or $.26 per diluted share.

  The Corporation has consummated agreements for the dispositions of its Champion Europe operations and its Australasian apparel business; however, the sale prices in these transactions are subject to adjustment based primarily on closing date working capital levels and are expected to be finalized prior to the close of fiscal 2001. All other dispositions contemplated by the second quarter charge are currently expected to be completed no later than December 30, 2001.

  Exit of Defined Business Activities—The following table summarizes the charges taken for defined exit activities and the related activity through March 31, 2001:

	Exit Costs Recognized During the Thirteen Weeks Ended
			Writedown of Assets to Net Realizable Value			Accrued Exit Costs As of March 31, 2001
	December 30, 2000	March 31, 2001		Cash Payments	Adjustments
Employee termination benefits	$56	$8	$—	$(6)	$(1)	$57
Expected losses on disposal of inventories	24	—	(24)	—	—	—
Expected losses on disposal of property and equipment	20	1	(21)	—	—	—
Other exit costs—includes non-cancelable lease and other contractual obligations	11	2	—	—	(1)	12

Total exit costs	$111	$11	$(45)	$(6)	$(2)	69

Foreign exchange impacts						(1)

						$68

  As a result of actions taken by the Corporation in the third quarter of fiscal 2001, the $111 million loss recognized in the second quarter was reduced by $2 million in the third quarter. In addition, as noted above, the Corporation recognized an additional charge of $11 million for the exit plan approved by management in the third quarter. Through March 31, 2001, the Corporation has recognized a $120 million charge to recognize the cost associated with the exit of defined business activities. $96 million of this amount is recognized in the "business dispositions and other charges" line of the Consolidated Statement of Income and $24 million of this amount is recognized in the "cost of sales—product line exit" line of the Consolidated Statement of Income. The $120 million year-to-date charge reduced operating income in the Corporation's business segments as follows: Intimates and Underwear—$109 million; Sara Lee Foods—$8 million; and Household Products—$3 million. Net income was reduced by $84 million or $.10 per diluted share.

  Of the year-to-date costs of $120 million, $75 million will require the use of cash and $45 million is a non-cash component. The Corporation expects to fund the cash costs of this charge from internal sources and proceeds generated from the sale of non-core businesses. To date, three of the planned leased facility closures, as well as the disposal of property and equipment at three facilities, have been completed. The carrying value of the property and equipment awaiting disposal as of March 31, 2001 is $19 million.

  The following table summarizes the planned employee terminations by location and business segment, and the status of those actions as of March 31, 2001.

	Quarter ended December 30, 2000		Quarter Ended March 31, 2001
	Sara Lee Foods	Intimates and Underwear	Sara Lee Foods	Household Products	Intimates and Underwear	Adjustments	As of March 31, 2001
United States	117	963	52	—	—	(2)	1,130
Canada	—	74	—	—	—	—	74
Puerto Rico, Mexico and Latin America	—	4,521	—	—	1,067	—	5,588
Europe	24	1,105	—	—	221	—	1,350
Asia and Africa	—	215	—	23	—	—	238

	141	6,878	52	23	1,288	(2)	8,380

As of March 31, 2001:
Actions completed	69	1,065	—	17	—	—	1,151
Actions remaining	72	5,813	52	6	1,288	(2)	7,229

	141	6,878	52	23	1,288	(2)	8,380

  Through March 31, 2001, the Corporation has recognized charges of $332 million as a result of the second and third quarter exit plans. $212 million of this amount relates to anticipated losses on the disposition of businesses and $120 million is for costs associated with the exit of defined business activities. The $332 million year-to-date charge reduced the operating income of the Corporation's business segments as follows: Intimates and Underwear—$218 million; Sara Lee Foods—$109 million; Household Products—$3 million; and Beverage—$2 million. These amounts reduced year-to-date income from continuing operations by $312 million, or $.36 per diluted share.

4.
Net income per share—basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share—diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 33.6 million shares of common stock were outstanding during the nine months ended March 31, 2001, but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Corporation's outstanding common stock in the period.

  The following is a reconciliation of net income to net income per share—basic and diluted for the thirteen and thirty-nine weeks ended March 31, 2001 and April 1, 2000:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
Income from continuing operations	$241	$249	$630	$865
Income from discontinued operations, net of income taxes	—	13	25	44
Gain on disposal of discontinued operations, net of income taxes	—	—	638	—

Net income	241	262	1,293	909
Less dividends on preferred stock, net of tax benefits	(3)	(3)	(9)	(9)

Income applicable to common stockholders—basic	238	259	1,284	900
Adjustment for assumed conversion of ESOP shares	2	2	7	7

Income applicable to common stockholders—diluted	$240	$261	$1,291	$907

Average shares oustanding—basic	828	878	833	881
Dilutive effect of stock option and award plans	10	5	10	7
Dilutive effect of ESOP plan	27	28	27	28

Average shares outstanding—diluted	865	911	870	916

Earnings per share—basic
Income from continuing operations	$0.29	$0.28	$0.75	$0.97

Income fron discontinued operations	$—	$0.02	$0.80	$0.05

Net income	$0.29	$0.30	$1.54	$1.02

Earnings per share—diluted
Income from continuing operations	$0.28	$0.27	$0.72	$0.94

Income from discontinued operations	$—	$0.01	$0.76	$0.05

Net income	$0.28	$0.29	$1.48	$0.99

5.
On July 2, 2000, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Corporation recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value, to recognize the ineffective portion of cash flow hedges and to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. As of July 2, 2000 and March 31, 2001, the accumulated derivative gain in Accumulated Other Comprehensive Income was $6 million and $8 million, respectively. During the quarter ended March 31, 2001, $15 million of accumulated net derivative gains were deferred into Accumulated Other Comprehensive Income, and $10 million of accumulated net derivative gains were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the quarter. At March 31, 2001, the maximum maturity date of any cash flow hedge was approximately one year, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The Corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $8 million, at the time the underlying hedged transaction is realized.

  Other disclosures related to hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness, and gains and losses resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts. During the quarter ended March 31, 2001, net gains of $98 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustments account within stockholders' equity.

6.
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity.

SARA LEE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Results of Operations and Financial Condition

    The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 2001 compared with the third quarter and first nine months of fiscal 2000, and a discussion of the changes in financial condition during the first nine months of fiscal 2001.

Results of Operations

Comparison of Third Quarter of Fiscal 2001 with Third Quarter of Fiscal 2000

    In May 2000, the Corporation announced that it was initiating a program that would ultimately lead to the disposition of a number of businesses. During the second and third quarters of fiscal 2001, the Corporation finalized a number of transactions and decisions concerning the disposition of non-core businesses and exit of defined business activities, which were recognized in the accompanying consolidated financial statements. These events have an impact on reported results in the current quarter and also impact comparisons with comparable prior year results. The impacts of these items on the Corporation's third quarter net income and business segment performance are discussed in Note 3 of the consolidated financial statements. The Corporation expects to recognize additional charges in the fourth quarter of fiscal 2001 in connection with defined exit activities. The fourth quarter exit plans and related costs have not been approved or finalized at this time.

    Operating results by business segment in the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000 are as follows:

	Thirteen Weeks Ended (in millions)
	Sales		Operating Income
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
Sara Lee Foods	$1,192	$1,180	$93	$67
Beverage	724	735	123	116
Household Products	533	520	79	85
Intimates and Underwear	1,860	1,778	162	193

Total business segments	4,309	4,213	457	461
Intersegment sales	(1)	(38)	—	—

Total sales and operating companies income	4,308	4,175	457	461
Amortization of goodwill and trademarks	—	—	(48)	(45)
Unallocated corporate expenses	—	—	(60)	(36)

Operating income	—	—	349	380
Net interest expense	—	—	(37)	(44)

Net sales and income from continuing operations before income taxes	$4,308	$4,175	$312	$336

    In the third quarter of fiscal 2001, the Corporation completed the disposition of three businesses which were part of the Sara Lee Foods business segment. These transactions resulted in the recognition of a $19 million pretax gain in the quarter, and a $2 million reduction in the estimate made in the second quarter of this fiscal year for the anticipated loss on this transaction. The Corporation also provided $11 million for the estimated cost of additional exit activities which were approved by management in the third quarter, and recorded a $2 million reduction in the estimated cost of certain severance and lease termination obligations which were provided as part of the second quarter restructuring charge.

    These business dispositions and restructuring actions resulted in an increase in operating income in the Sara Lee Foods business segment of $21 million in the quarter, and a reduction in operating income in the Intimates and Underwear and Household Products segments of $8 million and $1 million, respectively. The Corporation expects the exit plans approved in the second and third quarters to generate savings of approximately $65 million by fiscal 2003.

    Excluding the impact of these unusual items, segment operating income for the quarter ended March 31, 2001 would have been as follows: Sara Lee Foods—$72 million; Beverage—$123 million; Household Products—$80 million; and Intimates and Underwear—$170 million. Operating income and pretax income from continuing operations would have been $337 million and $300 million, respectively, excluding the items noted above.

Consolidated Results—Third Quarter of Fiscal 2001 Compared with Third Quarter of Fiscal 2000

    Continuing Operations  Consolidated net sales increased 3.2% over the year ago quarter. Businesses acquired net of businesses sold subsequent to the start of the third quarter of the prior fiscal year increased reported sales by 4.8%. The strengthening of the U.S. dollar in relation to key foreign currencies, including the euro, had the effect of reducing reported sales by 3.3% in the quarter. Thus, on a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currency exchange rates, sales increased 1.7%. Comparable sales growth in Sara Lee Foods and Household Products contributed to this increase; the Beverage and Intimates and Underwear segments reported net sales declines on a comparable basis in the quarter.

    In the third quarter of fiscal 2001, the gross profit margin was 41.7%, compared to 42.4% in the comparable period of the prior year. Lower gross profit margins in the Intimates and Underwear business offset improved gross profit margins in the Corporation's other business segments.

    Selling, general and administrative (SG&A) expenses increased 5.1% over the same quarter last year due principally to an 8.6% increase in media, advertising and promotion spending. When measured as a percentage of sales, SG&A expenses were 33.3% in the third quarter of fiscal 2000, and 33.9% in the comparable period of the current fiscal year.

    Operating income, excluding the unusual items described in Note 3 to the consolidated financial statements, decreased 3.5% over the comparable period of the prior year. Businesses acquired net of businesses sold subsequent to the start of the third quarter of the previous fiscal year increased operating income by 3.4%. Changes in foreign currency exchange rates had the effect of reducing operating income by 3.6%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions, changes in foreign currency exchange rates, and unusual items, operating income declined 3.3% in the quarter. Lower gross profit margins and increased SG&A spending offset sales increases and resulted in the decline in operating income. Operating income including the unusual items noted above declined 1.0% versus the comparable period of the prior year.

    Net interest expense decreased $7 million to $37 million, due to lower outstanding borrowing levels in the quarter from the year ago period. The decreased debt levels were the result of repayment of outstanding debt from proceeds generated by recent business dispositions. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased $24 million to $60 million in the quarter. Higher corporate office and minority interest expense in the current year along with favorable currency movements in the prior year were responsible for the increase in the unallocated corporate expenses. Goodwill and trademark amortization increased $3 million to $48 million as a result of business acquisitions completed over the past year.

    Income from continuing operations before income taxes, excluding the unusual items described in Note 3 of the consolidated financial statements, decreased 10.8%. The effective tax rate decreased from 26.1% to 21.7% of pretax income from continuing operations in the quarter, as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Income from continuing operations, excluding unusual items, decreased 5.5%, while income from continuing operations per diluted share was unchanged at $.27 per share in both periods. Earnings per share remained unchanged despite the decrease in income from continuing operations because of fewer average shares outstanding during the period. Including the unusual items noted above, income from continuing operations decreased 3.3% and diluted earnings per share increased 3.7% to $.28 per share in the quarter. The impact of the unusual items on income from continuing operations in the quarter ended March 31, 2001 was an increase of $5 million, or $.01 per diluted share.

    Discontinued Operations  On December 4, 2000, the Corporation completed the sale of the PYA/Monarch foodservice operation and recognized an after tax gain of $638 million or $.73 per diluted share. This transaction is discussed in Note 1 to the consolidated financial statements.

    Consolidated Net Income  Excluding the unusual items described in Note 3 of the consolidated financial statements, net income declined 10.3%, from $262 million in the third quarter of fiscal 2000 to $235 million in this year's fiscal third quarter. Diluted earnings per share declined 6.9% to $.27 per share. Earnings per share declined less than net income because of fewer average shares outstanding during the period. Including the third quarter unusual items, net income was $241 million, a decrease of 8.2%; and diluted earnings per share declined 3.4% to $.28 per share.

Operating Results by Business Segment—Third Quarter of Fiscal 2001 Compared with Third Quarter of Fiscal 2000

    The following discussion comparing business segment performance for the third quarter of fiscal 2001 with the third quarter of fiscal 2000 excludes the unusual items described in Note 3 of the consolidated financial statements.

    Net sales in the Sara Lee Foods segment increased 0.9%, reflecting increases in reported sales in the packaged meats businesses in the quarter, particularly in the U.S., offset by sales declines in the worldwide Bakery operations. Packaged Meats unit volumes declined 1% from the year ago quarter. Worldwide unit sales for Sara Lee Bakery were down 12% in the quarter, reflecting declines in the U.S. and Europe, particularly in the Bakery's U.K. and French operations. Excluding acquisitions and divested businesses, Packaged Meats unit volumes increased 1% in the quarter. The strengthening of the U.S. dollar in relation to foreign currencies, particularly in Europe, decreased reported sales by 1.9%; and the impact on reported sales of business dispositions, net of acquisitions completed subsequent to the start of last year's third quarter, was a decrease of 0.8%. As a result, excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in the Sara Lee Foods segment increased 3.6%.

    Operating income in Sara Lee Foods increased 8.5% in the quarter. This increase reflects the profit impact of higher segment sales and the improvement in the gross profit margin, offset in part by increased media, advertising and promotion spending in the segment's Packaged Meats operations. On a comparable basis, excluding the impact of acquisitions and changes in foreign currencies, operating income improved 6.8%.

    Net sales in the Beverage segment declined 1.4% in the quarter. Businesses acquired subsequent to the start of the third quarter of the prior fiscal year increased reported sales by 5.9%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 3.9%. Thus, on a comparable basis, sales decreased 3.4%, reflecting base business unit sales declines and the negative impact of lower commodity coffee costs in the quarter, which resulted in lower prices to customers during the period. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, decreased 1%. Unit volumes grew 22% including sales contributed from recently acquired coffee businesses.

    Operating income for the Beverage segment increased 5.6% despite the decline in reported sales in the quarter. The increase reflects an improved gross profit margin offset in part by higher media, advertising and promotion spending in relation to the prior year. Businesses acquired subsequent to the start of the third quarter of the prior fiscal year increased operating income by 3.7%. The strengthening of the U.S. dollar in the quarter decreased reported operating income by 5.0%. Thus, on a comparable basis, operating income increased 6.9% from the year ago period.

    Net sales in the Household Products segment increased 2.6% and operating income decreased 5.8%, reflecting higher media, advertising and promotion spending in the quarter. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 8.8% and 7.8%, respectively. Excluding the impact of acquisitions and changes in foreign currencies, sales and operating income in Household Products increased 11.4% and 2.0%, respectively. Unit volumes for this segment's four core categories—shoe care, body care, insecticides and air fresheners—increased 9% overall in the quarter, with strength in the air freshener, body care and insecticide categories and declines in shoe care.

    Intimates and Underwear net sales of $1,860 million increased 4.6% over the year ago quarter. Businesses acquired net of businesses sold subsequent to the start of the third quarter of the previous fiscal year increased reported sales by 9.2%, while the impact of exchange rate changes resulting from the strengthening of the U.S. dollar in the quarter reduced reported sales by 2.2%. As a result, on a comparable basis, sales decreased 2.4%. Operating income decreased 12.2% in the quarter, reflecting increased media, advertising and promotion spending, and a decline in the segment's gross profit margin, due largely to significant competitive pressures in several basic apparel retail sectors. Businesses acquired net of businesses sold subsequent to the start of the third quarter of the prior fiscal year increased operating income by 4.9%, and the impact of exchange rate changes resulting from the strengthening of the U.S. dollar in the quarter reduced operating income by 1.8%. Thus, on a comparable basis, excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income decreased 15.3%. The third quarter sales and operating income performance of this line of business include the results of Coach, which reported a 13% improvement in net sales in the quarter and contributed to the segment's reported operating income in the period. Intimate apparel unit sales increased 15% in the quarter including acquisitions, and were flat excluding unit sales volumes contributed from recent acquisitions. Worldwide Knit Products unit sales, including acquisitions, increased 1% in relation to the year ago quarter, combining a 4% increase in activewear volumes and a 2% decline in the underwear category. Excluding the impact of recent acquisitions, Knit Products volumes declined 3%. Unit volumes for Worldwide Legwear decreased 3% including acquisitions, reflecting flat sock unit sales and a 5% decline in sheer hosiery volumes. Legwear volumes declined 9% excluding acquisitions.

Comparison of First Nine Months of Fiscal 2001 with First Nine Months of Fiscal 2000

    In May 2000, the Corporation announced that it was initiating a program that would ultimately lead to the disposition of a number of businesses. During the second and third quarters of fiscal 2001, the Corporation finalized a number of transactions and decisions concerning the disposition of non-core businesses and exit of defined business activities, which were recognized in the accompanying consolidated financial statements. These events have a significant impact on year-to-date net income and also impact comparisons with comparable prior year results. The impacts of these items on the Corporation's net income and business segment performance are discussed in Notes 1 through 3 of the consolidated financial statements. The Corporation expects to recognize additional charges in the fourth quarter of fiscal 2001 in connection with defined exit activities. The fourth quarter exit plans and related costs have not been approved or finalized at this time.

    Operating results by business segment in the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000 are as follows:

	Thirty-Nine Weeks Ended (in millions)
	Sales		Operating Income
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
Sara Lee Foods	$3,834	$3,797	$150	$297
Beverage	2,215	2,113	363	357
Household Products	1,505	1,563	229	243
Intimates and Underwear	6,042	5,688	536	618

Total business segments	13,596	13,161	1,278	1,515
Intersegment sales	(76)	(113)	—	—

Total sales and operating companies income	13,520	13,048	1,278	1,515
Amortization of goodwill and trademarks	—	—	(142)	(127)
Unallocated corporate expenses	—	—	(146)	(97)

Operating income	—	—	990	1,291
Net interest expense	—	—	(149)	(120)

Net sales and income from continuing operations before income taxes	$13,520	$13,048	$841	$1,171

    In the second quarter of fiscal 2001, the Corporation's management approved a plan to dispose of certain non-core businesses and exit a number of defined business activities. As a result of these decisions, the Corporation recognized a $344 million pretax charge—$233 million of this amount related to anticipated losses on the disposition of businesses and $111 million of the charge was the estimated cost of defined exit activities.

    In the third quarter of fiscal 2001, the Corporation completed the disposition of three businesses which were part of the Sara Lee Foods business segment. These transactions resulted in the recognition of a $19 million pretax gain in the quarter, and a $2 million reduction in the estimate made in the second quarter of this fiscal year for the anticipated loss on this transaction. The Corporation also provided $11 million for the estimated cost of additional exit activities which were approved by management in the third quarter, and recorded a $2 million reduction in the estimated cost of certain severance and lease termination obligations which were provided as part of the second quarter restructuring charge.

    On a year-to-date basis, the following charges are included in operating income of the Corporation's business segments: Intimates and Underwear—$218 million; Sara Lee Foods—$109 million; Household Products—$3 million; and Beverage—$2 million. The Corporation expects the exit plans approved in the second and third quarters to generate savings of approximately $65 million by fiscal 2003.

    In the second quarter of fiscal 2001, the Corporation's Coach subsidiary, which is part of the Intimates and Underwear business segment, completed an initial public offering of 19.5% of its common stock, resulting in a gain of $105 million in the nine months ended March 31, 2001.

    Excluding the impact of these unusual items, segment operating income for the thirty-nine weeks ended March 31, 2001 would have been as follows: Sara Lee Foods—$259 million; Beverage—$365 million; Household Products—$232 million; and Intimates and Underwear—$649 million. Operating income and pretax income from continuing operations would have been $1,217 million and $1,068 million, respectively, excluding the items noted above.

Consolidated Results—First Nine Months of Fiscal 2001 Compared with First Nine Months of Fiscal 2000

    Continuing Operations  Consolidated net sales increased 3.6% over the year ago period. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased reported sales by 7.1%. The strengthening of the U.S. dollar in relation to key foreign currencies, particularly the euro, had the effect of reducing reported sales by 4.7%. As a result, on a comparable basis, excluding the impacts of acquisitions, dispositions and changes in foreign currency exchange rates, sales increased 1.2% over the same period in the prior year. Comparable sales growth in Sara Lee Foods and Household Products contributed to this increase; the Beverage and Intimates and Underwear segments reported declines on a comparable basis in the period.

    For the first nine months of fiscal 2001, the gross profit margin was 41.9% as compared to 42.7% in the first nine months of fiscal 2000. Lower gross profit margins in the Intimates and Underwear segment offset improved margins in the Corporation's other business segments. The lower gross profit margins in the Intimates and Underwear business were due in part to the charge associated with the exit of certain licensed designer label products in the second quarter of the fiscal year. Excluding the costs associated with this decision, the gross profit margin was 42.1%.

    Selling, general and administrative expenses increased 4.5% over the same period last year, due principally to increased media, advertising and promotion spending, which increased 6% in the period. When measured as a percentage of net sales, SG&A expenses were 32.8% in the first nine months of fiscal 2000, and 33.1% in the comparable period of the current fiscal year.

    Excluding the unusual items described in Notes 2 and 3 to the consolidated financial statements, operating income declined 0.7% over the comparable period of the prior year. Excluding the impact of acquisitions and divestitures completed subsequent to the start of last fiscal year, and unusual items, operating income decreased 5.4%. Changes in foreign currency exchange rates had the effect of reducing operating income by 5.1%. As a result, on a comparable basis, excluding the impacts of business acquisitions, dispositions, changes in foreign currency exchange rates, and unusual items, operating income decreased 0.3%. Lower gross profit margins and increased SG&A spending offset sales increases and resulted in the decline in operating income. Operating income including the unusual items noted above declined 15.7% versus the comparable period of the prior year.

    Net interest expense increased $29 million to $149 million due to higher outstanding debt levels in the year-to-date period in relation to the prior year. Despite the net repayment of debt in the year-to-date period from proceeds generated by recent business dispositions, average outstanding debt levels were higher as a result of the Corporation's share repurchase and business acquisition activities during the prior 12 months. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased $49 million to $146 million from the year ago period. Higher corporate office and minority interest expense in the current year along with favorable currency movements in the prior year were responsible for the increase in the unallocated corporate expenses. Goodwill and trademark amortization increased $15 million to $142 million in the period, as a result of business acquisitions completed over the past year.

    Income from continuing operations before income taxes, excluding the unusual items described in Notes 2 and 3 of the consolidated financial statements, decreased 8.8%. The effective tax rate decreased from 26.1% to 21.7% of pretax income in the period, primarily as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Income from continuing operations, excluding the unusual items noted above, decreased 3.3% to $836 million and diluted earnings per share increased 2.1% to $.96 per share. Earnings per share increased despite the decrease in income from continuing operations because of fewer average shares outstanding during the period. Including the unusual items noted above, income from continuing operations before income taxes and income from continuing operations declined 28.2% and 27.2%, respectively, and related diluted earnings per share declined 23.4%. The impact of the unusual items on diluted earnings per share in the nine months ended March 31, 2001 was an increase of $.12 per share resulting from the gain on the sale of the Coach shares and a decrease of $.36 per share related to the charge for anticipated losses on the disposition of businesses and the cost of defined exit activities.

    Discontinued Operations  On December 4, 2000, the Corporation completed the sale of the PYA/Monarch foodservice operation and recognized an after tax gain of $638 million or $.73 per diluted share in the financial statements for the nine months ended March 31, 2001.

    Net sales of the PYA/Monarch foodservice operation were $1,354 million in fiscal 2001 through the date of disposition of the segment in December 2000, and $2,113 million in the first nine months of the prior fiscal year. Pretax income of the segment was $42 million in fiscal 2001 through the date of disposition, and $74 million in the first nine months of the prior year. Income from the discontinued PYA/Monarch operation, net of income taxes, was $25 million in fiscal 2001 and $44 million in the first nine months of fiscal 2000.

    Consolidated Net Income  Excluding the unusual items described in Notes 1 through 3 of the consolidated financial statements, net income declined 5.2% from $909 million in the first nine months of fiscal 2000 to $862 million in this year's first nine months, while diluted earnings per share were unchanged at $.99 per share. Diluted earnings per share were unchanged despite the decline in net income because of fewer average shares outstanding during the year. Including the unusual items noted above, net income for the nine months ended March 31, 2001, was $1,293 million compared with $909 million in the year ago period; and diluted earnings per share was $1.48, compared with $.99 per share through the third quarter of fiscal 2000.

Operating Results By Business Segment—First Nine Months of Fiscal 2001 Compared with First Nine Months of Fiscal 2000

    The following discussion comparing business segment performance for the first nine months of fiscal 2001 with the first nine months of fiscal 2000 excludes the unusual items described in Notes 2 and 3 of the consolidated financial statements.

    Net sales in the Sara Lee Foods segment increased in the period by 1.0%, reflecting increases in reported sales in the segment's packaged meats businesses, offset by sales declines in the worldwide Bakery operations. Including acquisitions, Packaged Meats volumes were flat in the period. Excluding acquisitions, Packaged Meats unit volumes were down 1% from the year ago period and worldwide unit sales for Sara Lee Bakery were down 10%, reflecting declines in the U.S., Europe and Asia Bakery operations. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, sales in the Sara Lee Foods segment increased 3.4%.

    Operating income in the Sara Lee Foods segment declined 12.9% in the period, reflecting the profit impacts of lower sales volumes in the segment's Bakery operations, higher commodity costs in the packaged meats businesses, and increased media, advertising and promotion spending in both the Packaged Meats and Bakery operations. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income declined 13.0%.

    Net sales in the Beverage segment increased 4.9%. Excluding the impact of businesses acquired subsequent to the start of the prior fiscal year, sales declined 9.0%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 7.7% in the period. Thus, on a comparable basis, sales declined 1.3%. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates declined 2%. Unit volumes grew 33% including sales contributed from recently acquired coffee businesses.

    Operating income for the Beverage segment increased 2.3%. Businesses acquired subsequent to the start of the prior fiscal year increased operating income by 8.0%. The strengthening of the U.S. dollar in the period decreased reported operating income by 9.9%. Thus, on a comparable basis, excluding operating income contributed from recently acquired businesses and the negative impact of currency, operating income increased 4.2% from the year ago period.

    Net sales in the Household Products segment decreased 3.7% and operating income declined 4.6%. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 10.1% and 9.9%, respectively. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, sales and operating income in the segment increased 6.3% and 5.2%, respectively. Unit volumes for the Household Products segment's four core categories—shoe care, body care, insecticides and air fresheners—increased 5% in the period, with no impact from acquisitions.

    The Intimates and Underwear segment's net sales and operating income increased 6.2% and 5.1%, respectively in the nine months ended March 31, 2001. The fiscal 2001 year-to-date sales and operating income performance of this line of business include the results of Coach, which reported a 12% improvement in net sales in the period and a significant increase in operating income. The increase in reported operating income also reflects the profit impacts of higher segment sales volumes, particularly in the intimate apparel, activewear and socks categories. Excluding the impacts of acquisitions, dispositions and changes in foreign currencies, sales declined 1.5% and operating income increased 1.0%. Worldwide Knit Products unit sales increased 3% over the year ago period including acquisitions. These unit volume results include a 12% gain in the activewear category and a 1% decline in underwear. Excluding acquisitions, Knit Products unit sales declined 1%. Intimate apparel unit sales increased 17% including acquisitions and improved 1% excluding acquisitions. Unit volumes for Worldwide Legwear declined 1%, combining a 7% increase in sock unit sales with a 5% decline in sheer hosiery volumes. Excluding acquisitions, Legwear unit volumes declined 6%.

Financial Condition

    Net cash provided from operating activities of continuing operations was $758 million in the first nine months of fiscal 2001 compared with $663 million in the comparable period of the prior fiscal year. The increase in operating cash flow in fiscal 2001 was primarily due to improved receivables and inventory management in comparison to the first nine months of last fiscal year. Net cash used in operating activities of the discontinued PYA/Monarch business in fiscal 2001 through the date of disposition of this segment in December 2000 was $24 million, compared with $78 million of net cash provided by operating activities from this business in the nine month year-to-date period of the prior year. The decrease in operating cash flow from this business segment in the period is the result of higher levels of working capital in fiscal 2001.

    Net cash provided by investment activities was $1,072 million in the first nine months of fiscal 2001 compared with $815 million cash used in the comparable period of fiscal 2000. Proceeds from the disposition of investments and businesses were $1,651 million in the year-to-date fiscal 2001 period, relating primarily to the PYA/Monarch sale transaction which was completed in December 2000 and provided cash proceeds of $1,559 million. Cash expenditures for acquisitions of businesses and purchases of property and equipment decreased $235 million from the comparable period in the prior year.

    During the first nine months of fiscal 2001, the Corporation reacquired $510 million of its common stock, leaving approximately seven million shares remaining on the current repurchase authorization. Net cash of $830 million was used to repay long and short-term borrowings in the first nine months of fiscal 2001, while in the comparable period of fiscal 2000, $994 million of cash was generated from borrowings. A significant portion of the cash received from the sale of PYA/Monarch was used to repay debt. In October 2000, the Corporation's Coach subsidiary completed an initial public offering of 19.5% of its common stock. After deduction of underwriting fees and offering costs, the Corporation received proceeds of $122 million from the sale of these shares. In the nine months ended March 31, 2001, net cash of $1,499 million was used in financing activities, compared with $104 million of cash generated from financing activities in the year ago period.

Other Actions

    In May 2000, the Corporation announced that it was initiating a program that would ultimately lead to the disposition of certain businesses, including the Coach accessories business; PYA/Monarch, a domestic foodservice distributor; and Champion, a manufacturer and marketer of athletic apparel. The Corporation also announced at that time that it was taking steps to dispose of certain business operations. The status of these projects as of March 31, 2001 is summarized as follows:

1.
The PYA/Monarch foodservice business was sold in December 2000. See Note 1 to the consolidated financial statements for a description of this transaction.

2.
The Corporation completed an initial public offering of 19.5% of the shares of its Coach subsidiary. Following the offering, the Corporation owned 80.5% (35,026,333) of the outstanding common stock of Coach. In January 2001, the Corporation announced its intention to enter into a transaction in which it would offer to exchange its remaining 80.5% ownership interest in Coach for shares of Sara Lee common stock. This transaction was completed on April 4, 2001, and resulted in the Corporation exchanging the 35,026,333 Coach shares it held for 41,402,285 shares of Sara Lee common stock. See Note 2 to the consolidated financial statements.

3.
In December 2000, the Corporation's management approved a plan to dispose of a number of business units including its Champion apparel business in Europe, certain European bakery and meat businesses, and its Australasian apparel businesses. In the third quarter of fiscal 2001, the Corporation completed the disposition of three businesses which were part of the Sara Lee Foods business segment. During and after the third quarter, the Corporation also consummated agreements for the dispositions of its Champion Europe operations and its Australasian apparel business; however, the sale prices in these transactions are subject to adjustment based primarily on closing date working capital levels and are expected to be finalized prior to the close of fiscal 2001. All other dispositions contemplated by the second quarter charge are currently expected to be completed no later than December 30, 2001. See Note 3 to the consolidated financial statements.

4.
Through December 2000, the Corporation has disposed of a number of off-strategy operations which were part of the Courtaulds acquisition in fiscal 2000. Courtaulds is a European producer, marketer and distributor of private label and branded apparel products and textiles. The Corporation is continuing to evaluate the remaining Courtaulds businesses and additional dispositions are anticipated over the next several months.

New Accounting Pronoucement

    In April 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board announced that it had reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". This issue addresses when consideration from a vendor to a retailer is an adjustment of the selling price of the vendor's products, and therefore deducted from revenue when recognized, or when consideration is a cost incurred by the vendor, and therefore included as a cost or expense when recognized. The EITF conclusions on this topic become effective for the Corporation in the third quarter of fiscal 2002. Upon adoption of the consensus, comparative financial statements for prior periods must comply with the classification guidelines of this issue. Because of the timing of the release of this consensus, management has not fully assessed the impact of this issue on its financial statements; however, at this time management does not believe that adoption of this statement will modify previously reported net income.

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

PART II
ITEM 1—LEGAL PROCEEDINGS

    As described in prior filings, on December 22, 1998, the Corporation announced the recall of specific production lots of packaged meat products produced at its Zeeland, Michigan facility between July 1, 1998 and the date of the recall. This action was taken as a result of concerns that the specified products may contain listeria bacteria that can pose a health hazard. Several lawsuits, including individual and class actions, have been filed against the Corporation. A majority of the matters, including the class actions, have been resolved. Although the outcome of the remaining pending litigation cannot be determined with certainty, management believes that the pending litigation and expected claims should not have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 5—OTHER INFORMATION

Forward-Looking Information

    From time to time, in oral statements and written reports, including this report, the Corporation discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Corporation's ability to achieve its stated goals are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates—particularly the euro—given the Corporation's significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the Corporation's products; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (iv) the Corporation's ability to successfully integrate acquisitions into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; (v) the financial impact of the Corporation's decision to dispose of certain non-core business units; (vi) fluctuations in the cost and availability of various raw materials; (vii) the effect on future revenues and expenses in the Corporation's Packaged Meats business resulting from the foot and mouth viral disease recently discovered in parts of Europe; (viii) the Corporation's ability to complete the transactions anticipated in its business reshaping programs; and (ix) the Corporation's ability to realize forecasted savings, as well as improvements in productivity and efficiency from its business reshaping, restructuring and other programs. In addition, the Corporation's results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations affecting the Corporation in markets where it competes.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number or Incorporation herein by Referemce to
12.1	Computation of Ratio of Earnings to Fixed Charges	28
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	29
(b)
Reports on Form 8-K

    No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION (Registrant)
By:
Wayne R. Szypulski Vice President and Controller

DATE: May 14, 2001

QuickLinks

SARA LEE CORPORATION AND SUBSIDIARIES INDEX
PART I SARA LEE CORPORATION AND SUBSIDIARIES Preface
SARA LEE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets at March 31, 2001 and July 1, 2000 (In millions)
SARA LEE CORPORATION AND SUBSIDIARIES Consolidated Statements of Income For the Thirteen and Thirty-Nine Weeks Ended March 31, 2001 and April 1, 2000 (In millions, except per share data)
SARA LEE CORPORATION AND SUBSIDIARIES Consolidated Statements of Common Stockholders' Equity For the Period July 3, 1999 to March 31, 2001 (In millions, except per share data)
SARA LEE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Thirty-Nine Weeks Ended March 31, 2001 and April 1, 2000 (In millions)
SARA LEE CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements
SARA LEE CORPORATION AND SUBSIDIARIES Management's Discussion and Analysis of Results of Operations and Financial Condition
PART II ITEM 1—LEGAL PROCEEDINGS
ITEM 5—OTHER INFORMATION
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE