Form 10-K
period 2001-06-30
LEE SARA CORP
filed 2001-09-27
CIK 23666

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -----------

                                   FORM 10-K

(Mark One)
 [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001

                                      OR

 [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to

                       Commission file number 001-03344

                                 -----------

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

                                 -----------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              Name of Each Exchange
     Title of Each Class                                       on Which Registered
     -------------------                                      ---------------------
Common Stock, $.01 par value per share           The Chicago Stock Exchange
                                                 The New York Stock Exchange
                                                 The Pacific Exchange
                                                 Euronext Amsterdam Stock Market N.V.
                                                 Euronext Paris S.A. Stock Market
                                                 The Swiss Exchange
                                                 The Stock Exchange (London)

   Preferred Stock Purchase                      The Chicago Stock Exchange
            Rights                               The New York Stock Exchange
                                                 The Pacific Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE

                                 -----------

  Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

  As of August 31, 2001, the aggregate market value of the voting and non-voting common equity (based upon the closing price per share of Common Stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was approximately $17.2 billion.

  On August 31, 2001, the registrant had outstanding 783,488,307 shares of common stock, par value $.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement, dated September 21, 2001, are incorporated by reference into Items 10-13 of Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business
                      (a) GENERAL DEVELOPMENT OF BUSINESS

   Sara Lee Corporation is a global manufacturer and marketer of brand name products for consumers throughout the world. With headquarters in Chicago, Sara Lee has operations in 58 countries and markets branded consumer products in over 180 countries. The corporation was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985.

   Sara Lee's primary purpose is to create long-term shareholder value. To further its purpose, on May 30, 2000 the corporation initiated reshaping plans to streamline its business portfolio and organizational structure by focusing on three major global businesses--Food and Beverage, Intimates and Underwear, and Household Products. Sara Lee's mission is to continue to build leadership brands in each of these three global businesses and to own the number-one or number-two brand in each category in which it competes. Since the May 2000 announcement, the corporation has divested non-core businesses, begun a major reorganization within the U.S. meats and the U.S. and European Intimates and Underwear businesses, and increased spending on technology.

   During fiscal 2001, the corporation's management approved plans to dispose of 17 businesses, and 10 of these transactions had been completed by the end of fiscal 2001. The dispositions of the remaining seven businesses that have been approved by management are expected to be completed by December 2001. In addition, Sara Lee completed the dispositions of two businesses--Coach, Inc. and PYA/Monarch, Inc.--that are valuable companies but that did not fit within Sara Lee's narrowed business focus of manufacturing and marketing basic, repeat-purchase, branded items and were determined to be more valuable apart from Sara Lee. PYA/Monarch was sold in December 2000 for a purchase price of approximately $1.6 billion. The Coach disposition was completed during fiscal 2001 in two steps. In October 2000, Coach completed an initial public offering of 19.5% of its common stock. In April 2001, Sara Lee's ownership of 80.5% of Coach's common stock was split-off to existing Sara Lee stockholders in exchange for approximately 41 million shares of Sara Lee common stock. As a result of the Coach disposition, Sara Lee recognized a tax-free gain of $967 million.

   One component of the corporation's reshaping initiative is to complete strategic acquisitions that can provide increased scale for existing Sara Lee businesses and platforms for growth into new markets. In July 2001, Sara Lee announced that it had entered into an agreement to acquire The Earthgrains Company, one of the largest fresh bread companies in the United States with fiscal 2001 sales of approximately $2.6 billion. The purchase price was approximately $1.9 billion in cash plus the assumption of approximately $957 million of Earthgrains' outstanding debt. The transaction, which was structured as a cash tender offer for all of Earthgrains' common stock at a price of $40.25 per share, was completed in August 2001. Following the completion of the tender offer, Earthgrains was merged with a wholly-owned subsidiary of Sara Lee. Earthgrains' operations were combined with Sara Lee's existing bakery business to form the Sara Lee Bakery Group.

   During fiscal 2001, Sara Lee continued to repurchase shares of its common stock pursuant to a stock repurchase program implemented in 1997. The corporation repurchased common stock with a value of $643 million in fiscal 2001, $1.0 billion in fiscal 2000 and $1.3 billion in fiscal 1999. In June 2001, Sara Lee's Board of Directors approved an increase in the number of shares the corporation was authorized to repurchase under its ongoing stock repurchase program, resulting in a total remaining purchase authorization of 25 million shares at the end of fiscal 2001.

   Sara Lee has announced changes in its senior management and director ranks. When he turns 65 on October 5, 2001, John H. Bryan will retire as Chairman of the Board of Directors and C. Steven McMillan, who currently is Chief Executive Officer and President, will assume the additional position of Chairman. In addition, two directors of the corporation, Frans Andriessen and Duane Burnham, are retiring from the Board of Directors in October 2001. Messrs. Andriessen and Burnham have served as directors of Sara Lee for a combined 18 years.

   Sara Lee's fiscal year ends on the Saturday closest to June 30. Fiscal years 2001 and 2000 contained 52 weeks, while fiscal year 1999 was a 53-week year.

   Sara Lee organizes its businesses into three major global business segments--Food and Beverage, Intimates and Underwear, and Household Products. For financial reporting purposes, Sara Lee's businesses are divided into four industry segments--Sara Lee Foods, Beverage, Household Products and Intimates and Underwear. The corporation's products and services include fresh and frozen baked goods, processed meats, coffee and tea, beverage systems, intimate apparel, underwear, activewear, legwear and other apparel, and personal, household and shoe care products.

Sara Lee Food and Beverage

   Food and Beverage's primary focus is packaged meats, bakery products and coffee and tea beverages. The Sara Lee Foods business consists of packaged meats (82% of the division's total sales in fiscal 2001) and baked goods (18% of the division's total sales in fiscal 2001). In fiscal 2001, Sara Lee Foods reported sales of $5.1 billion, which is the same as the prior year. Operating income for this division, excluding unusual items, decreased 2% from the prior year to $363 million. Operating income is defined as income from continuing operations before income taxes, interest, corporate unallocated expenses, and amortization of goodwill and trademarks. Unusual items consist of charges relating to Sara Lee's divestiture of the PYA/Monarch and Coach businesses, the divestiture of certain other businesses that have limited growth potential and low returns, and Sara Lee's exit from certain high-cost manufacturing, distribution and administrative activities. Sara Lee's Beverage business, which primarily consists of coffee and tea products, reported fiscal year 2001 sales of $2.9 billion, an increase of 2% over the prior year. Operating income for Sara Lee Beverage, excluding unusual items, increased 3% from the prior year to $485 million in fiscal year 2001. On a constant-currency basis, Beverage sales increased 9% and operating income increased 11% from fiscal 2000. Approximately half of Sara Lee Beverage sales in fiscal 2001 were generated in Europe and, as a result, the strength of the dollar against the euro adversely affected the business's reported results.

   As part of Sara Lee's broad reshaping plan, the U.S. Foods business launched a major reorganization effort to streamline operations, boost profitability, leverage its major brands and increase growth. The U.S. Foods business was reorganized into two new business units--one to focus on the retail channel and one to focus on the foodservice channel. The corporation also has begun to centralize functions relating to the management of its supply chain, such as procurement and distribution, to achieve greater efficiencies. In addition, Sara Lee Foods plans to increase its marketing, advertising and promotional spending on its largest, most powerful names. For example, management believes that the Sara Lee brand, one of the food industry's best-known brands, has significant room for expansion in its current market segments and for growth in new product categories within the deli meats and premium breads markets. Sara Lee's acquisition of The Earthgrains Company supports this strategy by providing new categories for the Sara Lee name, such as fresh bread, and by providing greater distribution capabilities to support brand growth.

   Sara Lee believes it is the world's largest packaged meats company. Sara Lee holds the number-two retail position in the $11 billion U.S. packaged meats industry, holding a leading position in the key categories of hot dogs, corn dogs, smoked sausage, breakfast sausage, cocktail links and breakfast sandwiches. Sara Lee also has the largest packaged meats business in Europe and holds a leading position in Mexico. During fiscal year 2001, sales and profits of Sara Lee Meats--Europe were adversely impacted by a series of animal safety issues in the European meat industry. Consumer demand fell and commodity prices increased. Management believes, however, that Sara Lee remains well positioned for future growth due to its strong, leading brands, such as Aoste, and its well-developed operations base.

   During fiscal 2001, Sara Lee continued to emphasize innovation, and launched several new meat products. For example, Jimmy Dean Fresh Taste. Fast! products, which were introduced in response to consumer demand for greater convenience, include a line of premium, precooked breakfast goods that are the first of their kind in the marketplace. Jimmy Dean also successfully launched a beef jerky snack to expand the brand into this fast-growing category. In addition, a new program was created for products sold at the deli counter. This program, which is called the "Red Wave" to leverage Sara Lee's well-known red logo, presents a comprehensive selection of Sara Lee products, including newly introduced presliced deli meats and cheeses, condiments and super-premium breads. The goal of this program is to increase the number of grocers selling these items, as well as to expand the Sara Lee brand into the deli category and increase the number of Sara Lee products available within each store.

   During fiscal 2001, Sara Lee's bakery business also continued to leverage the Sara Lee brand name in the dessert category with the introduction of a new flavor--brownie bites--in its popular Sara Lee line. Sara Lee's acquisition of The Earthgrains Company, in combination with Sara Lee's existing bakery business, will create a $3.4 billion bakery business with significant opportunities for expanding the Sara Lee name into the fresh bakery businesses, particularly by utilizing Earthgrains' direct-store delivery system to merchandise Sara Lee branded products.

   Sara Lee's Beverage business includes retail and foodservice coffee and tea sales in major markets around the world. The corporation holds a leading position in coffee in Brazil, many European countries and in the U.S. foodservice market. In the U.S. retail coffee market, Sara Lee holds the number-three position, and ranks number-one or number-two in tea in many European countries. Sara Lee believes that its leadership strength is attributable to well-known coffee brands, including Douwe Egberts, Maison du Cafe, Marcilla, Merrild, Hills Bros, Chock full o' Nuts, Superior Coffee, Cafe do Ponto, Pilao and Caboclo.

   Sara Lee Beverage's strategy for growth is to continue to build strong local brands, capitalizing on the corporation's ability to understand and meet consumer taste and quality preferences in each of its markets. In addition, Sara Lee strives to introduce innovative, value-added products that allow premium pricing, such as Senseo crema. This next-generation in-home coffeemaker was introduced in early 2001 by Douwe Egberts and Phillips Electronics in the Netherlands. It has a patented brewing system to provide customers with one or two cups of superior-quality fresh coffee in less than a minute, using proprietary filter packets filled with Douwe Egberts coffee. During fiscal 2001, Douwe Egberts continued its international advance in liquid coffee systems with the launch of the Cafitesse 2000 line. Cafitesse is Sara Lee's proprietary coffee system that uses a liquid coffee concentrate. Sara Lee also introduced the Contenta line, a version of Cafitesse aimed at small offices, in Australia, Italy, Japan, Norway, Sweden and the United Kingdom. In addition to the coffee systems lines, Sara Lee launched a number of other products to take advantage of local consumer preferences.

   Growth in Sara Lee's tea business was driven mainly by the introduction of new products and flavors, especially in the premium-priced, specialty tea segment. Sara Lee continues to hold leading positions in several segments of the European tea market with its Pickwick, Hornimans and Sir Morton brands. Superior Coffee also markets an iced tea brand, Paradise, in the U.S. foodservice market. During fiscal 2001, Sara Lee capitalized on increased demand for green, herbal and fruit teas by launching Pickwick Orange & Peppermint and Pickwick Elderflower in Denmark, and a range of fruit and herbal teas called Pickwick Fruit & Kruid in the Netherlands.

Intimates and Underwear

   Sara Lee's Intimates and Underwear business, which is one of the largest apparel businesses in the world, focuses on basic, branded "innerwear" products--intimates, underwear and legwear. Sara Lee holds leading share positions in intimate apparel, underwear and legwear in North America, Europe and several Latin American countries with a portfolio of well-known brands including Hanes, Hanes Her Way, Playtex, L'eggs, Dim, Bali, Just My Size, Wonderbra and Lovable. In fiscal 2001, Intimates and Underwear reported sales of $7.8 billion, an increase of 2% from the prior year. Operating income was $844 million in fiscal 2001, excluding unusual items, unchanged from the prior year. Base business unit volumes declined 1%, excluding acquisitions. By product line, the company's global intimate apparel operations experienced increased sales and profits during fiscal 2001, and the U.S. sock business continued to grow.

   The Intimates and Underwear business implemented several strategic initiatives during fiscal 2001, which included exiting non-core or underperforming businesses, introducing innovative products, investing in key brands, increasing productivity and leveraging scale. The reshaping initiative Sara Lee announced in May 2000 called for a stronger focus on basic, branded, non-fashion, repeat-purchase items. This directive led the corporation to exit businesses that are inconsistent with this strategy, including Coach, Champion Europe, Champion U.S. Bookstore and Sara Lee Apparel Australasia, and to dispose of excess textile and fabric capacity in Europe. The corporation also exited licenses or brands that it believed were underperforming or had limited growth potential. Another component of the reshaping initiative was the establishment by the North American and European Intimate Apparel businesses of a worldwide sourcing and design infrastructure.

   Sara Lee continues to lead the U.S. bra market, with a 26.3% dollar share. Product innovation helped the corporation produce share gains during fiscal 2001. Sara Lee introduced the Playtex Only You bra, which utilizes a unique construction of fabrics and support underwires that are glued together to provide comfort, support and a completely smooth appearance. In addition, the Hanes Her Way brand launched Body Creations, a body-enhancing bra line that utilizes a cutting-edge material of stretch foam cups and stretch-to-fit technology. Sara Lee also introduced innovative new products in Europe. The corporation's European Playtex Stylis and Affinity brands combine comfort and attractiveness, as well as updated fabrics and colors, in new underwire bras that delivered 14% unit volume growth for the Playtex brand. Wonderbra unit volume also grew 14%, which the corporation attributes to the brand's new adjustable-cleavage push-up bra. During fiscal 2001, Sara Lee Intimates also focused on operational efficiency. The corporation has begun consolidating manufacturing and administrative functions at Bali and Playtex, streamlining manufacturing capacity, and integrating Far East sourcing operations with Sara Lee Branded Apparel Europe.

   Sara Lee's U.S. underwear business was adversely impacted by a weak retail market and intense price competition during fiscal 2001. Sara Lee underwear responded to these challenges by investing more resources in the Hanes and Hanes Her Way brands, including increased advertising and limited retail promotions. Men's and boys' unit share grew to 36.2%, driven in part by heavy television advertising featuring sports superstar Michael Jordan for Hanes boxers and briefs. Women's and girls' underwear unit share grew to 36.2%, benefiting from investment in new products. For example, Hanes Her Way introduced Hanes Her Way Cotton Seamless panties in fiscal 2001. Sara Lee supported the launch with a print advertising campaign and special promotions.

   During fiscal 2001, Sara Lee Sock Company's unit sales increased by 6% and its leading unit share position increased to 16.3%. These increases were aided by strong retail space increases and were supported by increased investment in advertising and new products. In addition, new legwear products were introduced by Hanes Her Way to address specific consumer needs. Hidden Comfort, for example, offers special silhouettes created for low-cut sneakers, and Cotton Comfort is designed to be worn with sandals.

   Sara Lee's Hosiery business also introduced relevant value-added products, such as Hanes Silk Reflections Toeless, which leverages the trend to open-toe shoes and sandals, and L'eggs Care hosiery products that incorporate aloe vera lotion to smooth and invigorate the legs. The business continued to improve productivity during fiscal 2001, with higher-quality yields and increased knitting efficiency. Sara Lee Hosiery's strategy of optimizing distribution led the corporation to introduce Hanes branded hosiery lines in both Nordstrom and Sears stores in fiscal 2001.

   Sara Lee's Activewear business is a leading producer and marketer of basic fleece, T-shirts and sportshirts across multiple distribution channels. Activewear consists of three divisions: Casualwear, Hanes Printables and Champion Activewear. During fiscal 2001, Sara Lee's Casualwear business continued to grow its leading branded positions with mass merchants in the fleece and T-shirt categories using the Hanes, Hanes Her Way, Just My Size, and licensed Starter brands. Hanes Printables maintained its leading unit share in the embellishable activewear wholesale market despite a dramatic slowdown in industry shipments caused by the slowing U.S. economy. During fiscal 2001, the Hanes Beefy-T shirt, the leading T-shirt in the embellishment industry, celebrated its 25th anniversary. More than one billion Hanes Beefy-T shirts have been sold over the last 25 years. Product innovation also contributed to increased sales of the Hanes and Hanes Her Way fleece offerings during fiscal 2001. The business focused on delivering simple, but important, value-added features that previously had been unavailable in the mass-merchandise channel. These features include pockets for men's and boys' fleece pants and fleece products contoured to fit women's shapes. As a result, Sara Lee's fleece sales grew more than 15% during fiscal 2001.

Household Products

   Household Products is Sara Lee's most global line of business. It includes Sara Lee's leading household and personal products as well as its Direct Selling division. In fiscal 2001, Household Products reported sales of

$2.1 billion, a decrease of 3% from the prior year. Operating income for fiscal 2001 declined 3% from the prior year to $345 million, excluding unusual items. Approximately 55% of Household Products' fiscal 2001 sales were generated in Europe. As a result, the strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced both reported sales and operating income by 9.3%. However, base-business unit sales for Household Products' four core product categories--shoe care, body care, insecticides and air fresheners--increased 4% from the prior year.

   Sara Lee Household Products markets branded products around the world. Household Products attributes its fiscal 2001 results to its consistent focus on its four core product categories, product innovation, creative marketing and geographic expansion. One of the highlights of fiscal 2001 in the body care category was the creative marketing opportunity provided by the Sanex WTA Tour tennis sponsorship that started in January 2000. The Sanex WTA Tour is one of the world's premier professional sports contests for women, with more than 1,000 players competing for $50 million in prize money at 64 events in 33 countries worldwide. In fiscal 2001, the link between Sanex and women's tennis was further strengthened by signing tennis star Martina Hingis as a spokesperson for the brand, and by becoming the title sponsor of the Sanex Championships, the season-ending tournament in Munich where the world's top 16 ranked tennis players compete.

   Sara Lee markets its body care products under the Sanex, Duschdas, Badedas, Radox, Delial and Monsavon brands. At the end of fiscal 2001, Sara Lee held a number one position in the bath and shower products category in Europe, and also held leading positions in air fresheners and insecticides. Additionally, through its global Kiwi brand, the corporation has a leading position in the shoe care category worldwide. Sara Lee continues to introduce new Kiwi products to maintain its brand strength. In fiscal 2001, Sara Lee continued the international rollout of Kiwi Instant Wax Shine, a self-shining shoe care product in a unique ergonomic package. Another shoe care innovation is Kiwi Express, a unique sponge with a shoe cream reservoir that shines shoes easily and quickly.

   In the air freshener and insecticide businesses, sales were increased by introducing new uses for existing products and expanding into new markets. In air fresheners, the Ambi Pur brand was introduced into the U.S. market through the launch in fiscal 2001 of Ambi Pur LiquiFresh liquid toilet bowl cleaner/air freshener. Expanding its line of electric air fresheners in the Netherlands, Sara Lee introduced Ambi Pur Purity, a product that provides a light fragrance when plugged into an electrical outlet. Sara Lee strengthened its leading market position in the insecticide category in Europe with several new product introductions, including a new anti-bug coil to protect consumers from insects outdoors that is marketed under the Bloom, Catch and Spira brand names in Spain, France and Italy, respectively.

   Sara Lee's Direct Selling businesses distribute cosmetics, fragrances, jewelry, toiletries, apparel products and nutritional supplements directly to consumers. Sara Lee has an independent sales force of 800,000 people, which makes it one of the largest direct selling companies worldwide. In fiscal 2001, Sara Lee increased the number of independent representatives who sell company products directly to consumers to 800,000 from 700,000 the year before. Growth in this business was supported by expansion of the distributor base and the introduction of new products. Additionally, the use of new technology, including a Web site for independent representatives to order products online, enabled the Direct Selling businesses to accept and deliver orders to consumers more easily and quickly.

               (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

   Sara Lee's businesses are classified into four industry segments: Sara Lee Foods, Beverage, Household Products, and Intimates and Underwear. The financial information about Sara Lee's industry segments can be found on page F-29 of this Report.

                     (c) NARRATIVE DESCRIPTION OF BUSINESS

Sara Lee Food and Beverage

   The Sara Lee Foods business consists of packaged meats and baked goods. Sara Lee Packaged Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions throughout the world, with emphasis on the United States, Europe and Mexico. Sara Lee believes it is one of the largest processed meats companies in the world. Sales are transacted through Sara Lee's own sales force, brokers and institutional buyers. Some of the more prominent brands in the United States within this category include Ball Park, Best's Kosher, Bryan, Hillshire Farm, Jimmy Dean, Kahn's, State Fair, Sara Lee and Galileo. Sara Lee's more prominent European brands include Aoste, Justin Bridou and Cochonou in France, Stegeman in the Netherlands, and Nobre in Portugal. Sara Lee has a 49.9% interest in AXA Alimentos, S.A. de C.V. AXA Alimentos owns Kir Alimentos S. de R.L. de C.V. and Zwanenberg de Mexico, S.A. de C.V., which are leading processed meats companies in Mexico. Sara Lee also holds an equity investment in Johnsonville Sausage Company, a leading manufacturer of premium fresh sausage products in the United States.

   The products offered by this line of business include smoked sausage, bacon, hot dogs, breakfast sausage, breakfast sandwiches, premium deli and luncheon meats, ham, turkey, and packaged lunch combinations. The ingredients--pork, turkey and beef--are purchased by Sara Lee from a variety of sources. The prices of these raw materials fluctuate, depending primarily on supply and demand. Prices for hogs, which are a primary raw material for Sara Lee's packaged meat products, increased significantly in fiscal 2001. Because of the range of sources from which these raw materials are available, Sara Lee believes that it will continue to have access to adequate supplies.

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

   Sara Lee Bakery Group produces a wide variety of fresh and frozen baked and specialty items. Its core products are bread, specialty breads, bagels, frozen and fresh pies, pound cakes, cheesecakes, danishes and specialty dessert "bites." These products are sold through supermarkets, foodservice distributors, bakery-deli and direct channels throughout the United States, Mexico and Australia. Sales are transacted through Sara Lee's sales force and independent wholesalers and distributors. The key ingredients for these products--butter, milk, sugar, fruits, eggs and flour--are purchased from suppliers at prices that are subject to such influences as supply and demand, weather, and government price supports. Because of the number of sources from which such raw materials are generally available, Sara Lee believes it will continue to have access to adequate supplies.

   In August 2001, Sara Lee completed the acquisition of The Earthgrains Company, one of the largest fresh bread companies in the United States with fiscal 2001 sales of approximately $2.6 billion. This business was combined with Sara Lee's existing bakery operations and was renamed Sara Lee Bakery Group. Management believes that Sara Lee's acquisition of Earthgrains offers significant opportunities to expand the Sara Lee name in the fresh bread category and also provides greater distribution capabilities to support brand growth.

   Competition in this business is strong, with a large number of participants. Sara Lee seeks to maintain and enhance a leading position in the industry through superior quality and value, marketing efforts that are designed to reinforce and build brand recognition, and through superior customer service.

   In the United States, Sara Lee Bakery Group products are subject to regulation by the Food and Drug Administration, the federal agency charged with, among other things, enforcing laws pertaining to food processing, content and labeling, and to a lesser extent, by state and local government agencies.

   Sara Lee's Beverage business includes retail and food service coffee and tea sales in major markets around the world. It has a significant presence in such countries as the Netherlands, Belgium, France, Denmark, Spain, United Kingdom, Hungary, United States, Australia and Brazil. While Douwe Egberts is its European flagship brand, its other premium European coffee brands include Maison du Cafe, Marcilla and Merrild in Europe, and Cafe do Ponto, Pilao and Caboclo in South America. Sara Lee's Pickwick brand is an important brand in the European tea market. Key brands within the United States include Chock full o'Nuts, Chase & Sanborn, Hills Bros and Superior. Tea brands include Hornimans, Pickwick, Suenos de Oro in Spain and the Paradise iced tea brand in the United States foodservice market.

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

   The significant cost item in the production of coffee products is the price of green coffee, which varies depending on such factors as weather (which affects the quality and quantity of available supplies), consumer demand, the political climate in the producing nations, unilateral pricing policies of producing nations, speculation on the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee's competitors. In fiscal 2001, green coffee prices declined, which resulted in lower prices to customers. Sara Lee anticipates that green coffee prices will continue to be affected by uncertainties over the availability of future supplies. Sara Lee mitigates the effect of fluctuating green coffee prices through careful inventory management and hedging strategies.

   The Beverage business also manufactures rice products under the Lassie brand in the Netherlands and snack and nut products under the Duyvis, Felix and Benenuts brands in the Netherlands, Belgium and France.

   Sara Lee's Food and Beverage business has accounted for 10% or more of Sara Lee's consolidated revenues during the past three fiscal years.

Intimates and Underwear

   The Intimates and Underwear line of business markets a portfolio of apparel brands in the intimates, underwear and legwear product categories. Bras, panties and shapewear are marketed under such labels as Bali, Hanes Her Way, Playtex, Wonderbra and Just My Size in North America, and Playtex, Berlei and Dim in Europe. Sara Lee is the leader in the North American intimates category.

   Distribution channels for intimate apparel range from department and specialty stores for such premium brands as Bali to warehouse clubs and mass-merchandise outlets for some of the value-priced brands. Sales are effected through Sara Lee's sales force.

   The intimate apparel market is very competitive with products relying on brand recognition, quality, price and loyalty. Sara Lee competes by offering superior value, making use of low-cost sourcing, marketing activities and utilizing its megabranding strategy. The megabrands strategy entails marketing various products through common packaging, promotion and advertising.

   Sara Lee's underwear business sources, manufactures and distributes men's, women's and children's underwear in North America, South and Central America, Europe and the Asia-Pacific countries. These products are sold through Sara Lee's sales force to department stores, mass merchandisers and discount chains. Principal brands in the underwear category include Champion, Hanes, Hanes Her Way and Rinbros in North America, and Abanderado, Princesa, Champion, Hanes, Dim and Unno in Europe. Sara Lee believes that it is the leader in both the women's and girls' panties category in the United States, and in the heavily branded category of men's and boys' underwear in the United States, and has the leading position in men's and boys' underwear in Mexico, Spain and Italy.

   The corporation's activewear business sources, manufacturers and distributes basic fleece, T-shirts, sportshirts and other jersey products for casualwear. Activewear is marketed under Sara Lee's Hanes and Champion lines and is marketed and sold across multiple distribution channels.

   The principal raw materials in this product category are cotton yarn and cotton-based textiles. Sara Lee currently believes there is an adequate supply of cotton from a variety of sources. There are also numerous manufacturing sources for these products.

   Sara Lee sells legwear in countries throughout the world. Sara Lee is a leader in the legwear catagory in North America and is the leader in the hosiery category in North America and Western Europe. Sara Lee's products consist of a wide variety of branded, packaged consumer products, including pantyhose, stockings, combination panty and pantyhose garments, tights, knee-highs and socks. These products are sold in the United States under such brand names as Hanes, Hanes Her Way, L'eggs, Just My Size, Champion, Donna Karan and DKNY (the last two being licensed), and abroad under such labels as Dim, Pretty Polly, Elbeo, Nur Die, Bellinda, Filodoro and Philippe Matignon.

   Sara Lee hosiery and legwear products are sold by Sara Lee's sales force in channels ranging from department and specialty stores (for premium brands such as Hanes, Donna Karan and DKNY in the United States, and Dim outside the United States), to supermarkets, warehouse clubs, discount chains and convenience stores for brands like L'eggs and some Dim products aimed at the price-conscious consumer. Legwear also is distributed through catalog sales and Sara Lee stores.

   The sheer hosiery business is very competitive in both the United States and Europe and worldwide demand for sheer hosiery products has declined over the last three years. In the United States, Sara Lee's major competitors are other hosiery companies, and the primary methods of competition are quality, value and function. In Europe, where most of Sara Lee's competitors are small companies who compete in the unbranded sector of the market, the primary focus is on quality.

   Raw materials--nylon, spandex, and cotton--and manufacturing sources for the products in this category are readily available to Sara Lee.

   Sara Lee's Intimates and Underwear business has accounted for 10% or more of Sara Lee's consolidated revenues during each of the past three fiscal years.

Household Products

   Household Products is composed of four primary core categories: shoe care-- led by a worldwide line of Kiwi products; body care items--led by the Sanex brand, but also including Duschdas, Badedas, Radox and Monsavon; insecticides--sold internationally under the Catch, Goodknight, Vapona and Ridsect brand names; and air fresheners--led by the Ambi Pur brand. Body care items and insecticides are marketed principally in Europe as well as into the Asia-Pacific and Latin America markets. These products are sold through a variety of retail channels including supermarkets. This is a very competitive business and Sara Lee seeks to maintain a competitive advantage by offering its customers superior quality and value.

   Sara Lee's Direct Selling business, which is part of Household Products, distributes a wide range of products--cosmetics, fragrances, jewelry, toiletries, apparel and nutritional supplements--through a network of independent sales representatives. The Direct Selling division has an independent sales force of 800,000 representatives, which makes it one of the largest direct selling companies worldwide. Sara Lee Direct Selling includes the Nutrimetics business in Australia, the House of Fuller business in Mexico and Argentina, the House of Sara Lee businesses in Indonesia and the Philippines, and the Avroy Shlain business in South Africa. Sara Lee also operates direct selling organizations in Japan, China and Uruguay.

   Sara Lee's Household Products business has accounted for 10% or more of Sara Lee's consolidated revenues during each of the past three fiscal years.

                                  Trademarks

   Sara Lee is the owner of over 30,000 trademark registrations and applications in over 180 countries. Sara Lee's trademarks are among its most valuable assets as it pursues its strategy of building brands globally.

                                   Customers

   Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more product categories, and it has developed specific approaches to working with these individual customers. Although no single customer accounts for 10% or more of Sara Lee's consolidated revenues, the loss of one of our major retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

                                  Seasonality

   Sara Lee Foods experiences some seasonality. Sara Lee Packaged Meats' sales tend to be higher in the fourth fiscal quarter due to increased demand associated with the onset of the outdoor barbecuing season and various holidays. Intimates and Underwear generally experience increased demand during the second fiscal quarter as a result of "back to school" purchases. The hosiery business is somewhat seasonal in nature and tends to experience a reduced demand in the summer months.

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

                                   Employees

   Sara Lee employees approximately 141,500 worldwide.

  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
                                     SALES

   Sara Lee's foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee's principal foreign subsidiary is Sara Lee/DE N.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands ("Sara Lee/DE"). Sara Lee/DE has responsibility for managing the Beverage and Household Products divisions of Sara Lee.

   The foreign operations of Sara Lee's Packaged Meats line of business are conducted through Sara Lee Meats Europe B.V., the Aoste Group and Imperial Meat Products N.V., and Nobre, while the foreign operations of Sara Lee Bakery are conducted through Sara Lee Bakery (Australia) Pty Ltd.

   Beverage's operations are conducted by a number of subsidiaries, principally European, including Sara Lee/DE, Douwe Egberts Nederland B.V., Douwe Egberts France S.A., Douwe Egberts Espana S.A., Merrild Kaffe A/S, Douwe Egberts N.V., Compack Douwe Egberts Kft., Harris/DE Pty. Ltd., Balirny Douwe Egberts A.S. and Douwe Egberts Coffee Systems Nederland B.V.

   Household Products' operations are conducted by subsidiaries in over forty countries, principally Sara Lee/DE, Kiwi Brands Pty. Ltd., Kiwi France S.N.C., Kortman Intradal B.V., A/S Blumoller, Sara Lee/DE Espana S.A., Sara Lee Household and Body Care U.K. Ltd., Sara Lee/DE Italy S.p.A., and Sara Lee/DE Deutschland GmbH and House of Fuller S.A. de C.V.

   Intimates and Underwear includes numerous foreign businesses, including Dim S.A., Grupo Sans, a division of Sara Lee/DE Espana S.A., Sara Lee Personal Products, S.p.A., Sara Lee Personal Products (Australia) Pty. Ltd., Pretty Polly, a division of Sara Lee UK Holdings Ltd., Sara Lee Personal Products GmbH, the Filodoro Group, Sara Lee Hosiery, S.A. de C.V., Rinbros, S.A. de C.V., Courtaulds Textiles and Sol y Oro Group.

   The financial information about foreign and domestic operations can be found on page F-31 of this Report.

Item 2. Properties

   Sara Lee's corporate headquarters are located in leased facilities in Chicago, Illinois. In addition, Sara Lee operates food processing, consumer product manufacturing, warehouse, office and retail facilities throughout the world, of which almost half are located in the United States. Sara Lee's Food and Beverage segment owns or leases significant properties in 10 states and in France, Brazil, the Netherlands and Portugal; the Intimates and Underwear business owns or leases significant properties in 7 states and in Canada, France, Italy, Germany, Mexico, Puerto Rico and the United Kingdom; and the Household Products segment owns or leases significant properties in Australia, Germany, the Philippines, Poland, Spain and the United Kingdom. The corporation owns most of its significant facilities and leases the remaining facilities. Management believes that Sara Lee's facilities are maintained in good condition and are generally suitable, adequate and of sufficient capacity to support Sara Lee's current business operations.

Item 3. Legal Proceedings

   As described in prior filings, on December 22, 1998, the corporation announced the recall of specific production lots of packaged meat products produced at its Zeeland, Michigan facility between July 1, 1998 and the date of the recall. This action was taken as a result of concerns that the specified products may contain Listeria bacteria that can pose a health hazard. Various lawsuits, including individual and class actions, were filed against the Corporation relating to the recall. The vast majority of these lawsuits, including the class actions, have been resolved. Management believes that none of these claims has had or will have a material adverse effect on its consolidated results of operations, financial position or cash flows. In addition, the Food Safety Inspection Service and the Department of Agriculture, Office of the Inspector General, conducted an investigation into the circumstances that led to this voluntary recall. On June 22, 2001, the United States Attorney for the Western District of Michigan and Sara Lee reached a complete resolution of the federal government's investigation. Under the agreement with the government, Sara Lee entered a plea of guilty to producing and distributing adulterated meat and poultry, which is a misdemeanor, agreed to pay a fine of $200,000 and agreed to underwrite important new food safety research projects by funding a $3 million grant to Michigan State University.

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

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable.

                                    PART II

Item 5. Market for Sara Lee's Common Equity and Related Stockholder Matters

   Sara Lee's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of August 31, 2001, Sara Lee had approximately 78,000 holders of record of its common stock. Information about the high and low sales prices for each full quarterly period and the amount of cash dividends declared on Sara Lee's common stock during the past three fiscal years is set forth on page F-32 of this Report.

Item 6. Selected Financial Data

   Financial information for Sara Lee for the five fiscal years ended June 30, 2001 is set forth on page F-2 of this Report. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements on pages F-3 through F-32 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This discussion and analysis of the corporation's results of operations, financial position and risk management activities should be read in conjunction with the General Development of Business on pages 1 through 5, the Narrative Description of Business on pages 6 through 9 and the Consolidated Financial Statements and related notes thereto contained on pages F-1 through F-32 of this report. The corporation's fiscal year ends on the Saturday closest to June 30. Fiscal years 2001 and 2000 were 52-week years, and fiscal 1999 was a 53-week year. Unless otherwise stated, reference to years relate to fiscal years.

Consolidated Results of Operations--2001 Compared With 2000

Unusual Items Affecting Comparability - In May 2000, a program to reshape the business activities of the corporation was announced. The primary objectives of this program were to: 1) divest PYA/Monarch, a domestic foodservice business, and focus on the global operations in the Sara Lee Foods, Beverage, Intimates and Underwear and Household Products segments; 2) divest the Coach accessories business and focus the Intimates and Underwear segment around operations that market basic, non-fashion, repeat purchase branded items; 3) divest certain other businesses that have limited growth opportunities and low returns; and 4) improve the competitive structure of the corporation by exiting certain high-cost manufacturing, distribution and administrative activities. During 2001, a substantial number of these actions were completed. The recognition of these events in the consolidated financial statements increased income from continuing operations in 2001 by $467 million and net income by $1.1 billion. Diluted earnings per share in 2001 excluding these items is $1.36 and including these items is $2.65. For purposes of discussing the consolidated results of operations and segment performance in 2001 as compared with 2000, these items are defined as unusual items. A discussion of each item follows:

PYA/Monarch Divestiture - In December 2000, the corporation sold its PYA/Monarch foodservice distribution business and received cash proceeds of $1,559 million. The disposition resulted in a gain before income taxes of $1,126 million and an after-tax gain of $638 million, or $.75 of diluted earnings per share. The PYA/Monarch foodservice operation constituted a reportable segment of the corporation, and as a result, this gain has been recognized in the discontinued operations section of the accompanying consolidated financial statements.

Divestiture of Coach Business - A tax-free gain of $967 million, or $1.13 of diluted earnings per share, was recognized on the disposition of the Coach business in 2001. This disposition took place in two steps. In October 2000, the corporation's Coach subsidiary completed an initial public offering of 19.5% of its common stock. Cash proceeds of $122 million were received and a tax-free gain of $105 million was recognized upon completion of the offering. In April 2001, the second step of the disposition was completed when the corporation's remaining 80.5% ownership interest in Coach was exchanged with third parties for 41.4 million shares of Sara Lee common stock. The market value of the Coach shares disposed of was $998 million, and an $862 million gain was recognized on this tax-free transaction.

Other Business Dispositions - During 2001, the corporation's management approved plans to dispose of 17 businesses with limited growth opportunities and low returns. At the end of 2001, the disposition of 10 of these businesses had been completed, and the disposition of the remaining businesses is expected to be completed by December 2001. These actions resulted in a pretax charge of $341 million and a reduction in net income of $352 million, or $.41 of diluted earnings per share. Of the total pretax charge, $236 million relates to the 10 transactions that were closed in 2001 and $105 million is the estimated loss on transactions that are anticipated to close in 2002. The $341 million charge is included in the "business dispositions and other charges" line of the consolidated statement of income and reduced operating income in the corporation's business segments as follows: Intimates and Underwear--$246 million: Sara Lee Foods--$93 million: and Beverage--$2 million. These 17 businesses had an operating loss of $7 million in 2001 and an operating profit of $2 million in 2000. Sales recognized by these operations were $670 million in 2001 and $925 million in 2000. The net assets of businesses awaiting sale are displayed on the "net assets of businesses held for sale" line of the consolidated balance sheets. See the unusual items note to the consolidated financial statements for a more complete description of these business dispositions.

Other Charges - During 2001, the corporation's management approved plans to terminate a number of employees and exit certain manufacturing, distribution and administrative activities within a twelve-month period. These actions resulted in a pretax charge of $213 million and a reduction in net income of $148 million, or $.17 of diluted earnings per share. Of the $213 million charge, $187 million is included in the "business dispositions and other charges" line of the consolidated statement of income.

   The remaining $26 million relates to anticipated losses on the exit of certain licensed apparel products and is displayed in the "cost of sales-- product line exit costs" line of the consolidated statement of income. $210 million of the charge is directly attributable to the corporation's business segments, and $3 million is related to the corporate headquarters. Business segment operating income was reduced as follows: Intimates and Underwear--$165 million; Sara Lee Foods--$36 million; Beverage--$6 million; and Household Products-- $3 million. The $213 million charge consists of the following:

  . $124 million of the charge is for the cost of severance and other employee benefits associated with the termination of 13,200 specifically identified employees. Of this total, 12,301 individuals are employed in the Intimates and Underwear operations.

  . $38 million of the charge is for anticipated losses on the disposal of real estate and equipment at nine owned facilities and the disposal of equipment at a number of leased facilities. The charge primarily relates to the planned exit of Intimates and Underwear manufacturing facilities in the United States, Mexico and Europe; two domestic meat processing plants; and a Beverage facility in Europe. As of June 30, 2001, four of the nine owned facilities had been closed, and all actions contemplated by the exit plan are expected to be completed within twelve months of the related charge. The carrying value of the property and equipment awaiting sale at June 30, 2001 is $26 million.

  . $23 million of the charge is related to non-cancelable lease payments on 26 leased facilities that are being exited. As of June 30, 2001, nine of the leased facilities had been exited.

  . $28 million of the charge resulted from the decision to terminate product licensing agreements and exit related manufacturing operations. Of the $28 million charge, $26 million is for anticipated losses on the disposition of inventory related to manufacturing operations exited and $2 million is for payments to cancel third-party licensing arrangements.

   Of the $213 million charge, $150 million will require the use of cash and $63 million is a non-cash component. The corporation expects to fund the cash costs of this charge from internal sources and proceeds generated from the sale of non-core businesses. These actions are expected to generate savings of $141 million in 2003. A more complete description of the 2001 exit activities is contained in the unusual items note to the consolidated financial statements.

   Additional exit activities, which have not been finalized or approved by management at this time, are expected to be recognized in the first half of 2002.

Continuing Operations - Consolidated net sales increased 1.3% to $17.7 billion from $17.5 billion in 2000. Businesses acquire net of businesses sold subsequent to the start of 2000 increase reported sales by 4.8%. The strengthening of the U.S. dollar in relation to key foreign currencies, including the euro, had the effect of reducing reported sales by 4.1%. Thus, on a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currency exchange rates, sales increased 0.6%. Comparable sales growth in Sara Lee Foods and Household Products contributed to this increase; the Beverage and Intimates and Underwear segments reported net sales declines for the year.

   The gross profit margin, excluding unusual items, was 42.2% in 2001, compared with 42.3% in 2000. Lower gross profit margin in the Intimates and Underwear business offset improved gross profit margins in the corporation's other business segments.

   Selling, general and administrative (SG&A) expenses increased 3.5% from the prior year due principally to a 3.7% increase in media, advertising and promotion spending. When measured as a percentage of sales, SG&A expenses were 33.0% in 2001, compared with 32.4% in 2000.

   Operating income is defined as income from continuing operations before income taxes, interest, corporate unallocated expenses, and amortization of goodwill and trademarks. Operating income, excluding the unusual items, decreased $4 million, or 0.2%, in 2001 from 2000. Businesses acquired net of businesses sold subsequent to the start of 2000 increased operating income by 4.2%. Changes in foreign currency exchange rates had the effect of reducing operating income by 4.6%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions, changes in foreign currency exchange rates and unusual items, operating income increased 0.2% in the year. Lower gross profit margins and increased SG&A spending offset sales increases and resulted in the decline in reported operating income. Operating income including unusual items increased 20.1% versus the comparable period of the prior year.

   Net interest expense increased $4 million to $180 million during 2001, due to higher average interest rates compared with the prior year. Unallocated corporate expenses which are costs not directly attributable to specific business segment operations, increased to $231 million in 2001. Higher corporate office and minority interest expense in the current year long with favorable currency movements in the prior year were responsible for the increase in the unallocated corporate expenses. Goodwill and trademark amortization increased $20 million to $191 million as a result of business acquisitions completed over the past year.

   Income from continuing operations before income taxes, excluding unusual items, decreased 8.2% in 2001. The effective tax rate decreased from 26.1% to 21.0% of pretax income from continuing operations during the year, as a result of increased earnings in certain foreign jurisdictions that had lower tax rates. Income from continuing operations, excluding unusual items, decreased 1.9%, while income from continuing operations per diluted share increased to $1.33, or 4.7%, in 2001, due to fewer average shares outstanding during the period. Including the unusual items, income from continuing operations increased 38.4% and diluted earnings per share increased 47.2% to $1.87 in 2001.

Discontinued Operations - On December 4, 2000, the corporation completed the sale of the PYA/Monarch foodservice operation. The operating results of this business are included in discontinued operations until the date of disposition. These results contributed pretax income of $42 million and after-tax income of $25 million, or $.03 per diluted share, during 2001.

Consolidated Net Income - Excluding the unusual items, net income declined 4.9%, from $1,222 million in 2000 to $l,161 million in 2001. Diluted earnings per share increased 1.5% to $1.36 in 2001 due to fewer average shares outstanding during the period. Including the unusual items, net income was $2,266 million, an increase of 85.5%, and diluted earnings per share increase 97.8% to $2.65.

Operating Results by Continuing Business Segment--2001 Compared With 2000

   The following discussion comparing 2001 business segment performance with 2000 excludes the unusual items as defined above.

   Net sales in the Sara Lee Foods segment declined 0.1% in 2001. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 2.6%, and business dispositions, net of acquisitions completed subsequent to the start of 2000, also decreased sales by 0.4%. Excluding the impact of changes in foreign currency, acquisitions and dispositions, comparable sales in the Sara Lee Foods segment increased 2.9%. During 2001, the corporation completed the disposition of its Bakery operations in Europe and India; Argal, a Spanish meat business; and Ozark Salad, a domestic prepared salad business. Excluding acquisitions and divested businesses, Packaged Meats unit volumes decreased 1%. Increased sales of branded meat products in the United States were offset by weak unit volumes in Europe resulting from higher commodity costs and animal safety concerns. Excluding divested businesses, unit sales for Bakery operations declined 2%.

   Operating income in Sara Lee Foods decreased 2.0% in 2001. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported operating income by 2.0%, and business dispositions net of acquisitions completed subsequent to the start of 2000 increased operating income by 4.4%. Excluding the impact of changes in foreign currency, acquisitions and dispositions, comparable operating income in this segment declined 4.4%. Increased media, advertising and promotion spending offset improved gross margins in the meats and bakery operations.

   Net sales in the Beverage segment increased 2.2% in 2001. Businesses acquired subsequent to the start of 2000 increased reported sales by 11.4%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 6.6%. Thus, excluding acquisitions and changes in foreign currency, sales decreased 2.6%, reflecting base business unit sales declines and the negative impact of lower commodity coffee costs during the year, which resulted in lower prices to customers. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, decreased 2%. Unit volumes grew 30% including sales contributed from recently acquired coffee businesses.

   Operating income for the Beverage segment increased 2.8% in 2001. Businesses acquired subsequent to the start of 2000 increased operating income by 6.9%. The strengthening of the U.S. dollar in 2001 decreased reported operating income by 8.6%. Thus, on a comparable basis, operating income increased 4.5% from 2000. The increase reflects an improved gross profit margin offset in part by higher media, advertising and promotion spending in relation to 2000.

   Net sales in the Household Products segment declined 3.1% and operating income decreased 2.9%, reflecting the impact of foreign currencies on this segment in 2001. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced both reported sales and operating income by 9.3%. Excluding the impact of acquisitions and changes in foreign currencies, sales and operating income in Household Products increased 6.1% and 6.3%, respectively. Total unit volumes for this segment's four core categories --shoe care, body care, insecticides and air fresheners--increased 4% in 2001.

   Intimates and Underwear net sales of $7.8 billion increased 2.2% over the prior year. Businesses acquired net of businesses sold subsequent to the start of 2000 increased reported sales by 7.3%, while the impact of exchange rate changes resulting from the strengthening of the U.S. dollar in 2001 reduced reported sales by 2.6%. As a result, on a comparable basis, sales decreased 2.5%. Operating income was unchanged in 2001, reflecting a decline in the segment's gross profit margin, due largely to significant competitive pressures in several basic apparel retail sectors and an increase in media, advertising and promotion spending. Businesses acquired net of businesses sold subsequent to the start of 2000 increased operating income by 4.2%, and the impact of exchange rate changes resulting from the strengthening of the U.S. dollar reduced operating income by 1.6%. Thus, on a comparable basis, excluding the impacts of acquisitions, dispositions and changes in foreign currencies, operating income decreased 2.6%. The sales and operating income performance of this segment include the results of the disposed businesses (Coach, Champion Europe and the Australasian Intimates and Underwear business) until the date of disposition. Had these disposed businesses been excluded from both 2001 and 2000 results, reported net sales would have risen 5.3% and reported operating income would have fallen 4.1%. Intimate apparel unit sales increased 14% in 2001 including acquisitions, and increased 2% excluding unit sales volumes contributed from recent acquisitions. Worldwide Knit Products unit sales, including acquisitions, increased 1% in relation to 2000, combining a 7% increase in activewear volumes and a 2% decline in the underwear category. Excluding the impact of recent acquisitions, Knit Products volumes declined 2%. Unit volumes for Worldwide Legwear were unchanged including acquisitions, reflecting a 9% increase in sock unit sales and a 9% decline in sheer hosiery volumes. Legwear volumes declined 4% excluding acquisitions.

Consolidated Results of Operations--2000 Compared With 1999

Unusual Items Affecting Comparability - In 1999, the corporation recognized a gain on the disposition of its international tobacco operations and a charge related to the recall of certain meat products. The net impact of these two events increased 1999 income from continuing operations and net income by $47 million. Diluted earnings per share in 1999 excluding these two items was $1.21 and including these two items was $1.26. For purposes of discussing the consolidated results of operations and segment performance in 2000 as compared to 1999 these items are defined as unusual items. A summary of each item follows:

Divestiture of Tobacco Business - In the first week of 1999, the corporation disposed of certain assets related to its international tobacco operation. The corporation received cash proceeds of $386 million upon closing the transaction, had an investment in the net assets of the business of $249 million and recognize a pretax gain of $137 million in 1999. The gain on this sale increased 1999 income by $97 million, or $.10 of diluted earnings per share.

Product Recall - In December 1998, the corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain Listeria bacteria. The estimated cost of this action was recognized in the second quarter of 1999 and reduced 1999 income from continuing operations before income taxes, income from continuing operations and income from continuing operations per common share--diluted by $76 million, $50 million and $.05 per share, respectively. The recall charge recognized the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions. Substantially all of the product and inventory subject to recall was subsequently destroyed. The actual cost of the inventory destroyed and related disposition costs were consistent with prior estimates.

Continuing Operations - Net sales increased 1.4% to $17.5 billion in 2000 from $17.3 billion in 1999. Businesses acquired net of businesses sold subsequent to the start of 1999 increased net sales by 4.7%. The strengthening of the U.S. dollar in relation to foreign currencies during the year had the effect of reducing reported sales by 3.4%. The strength of the U.S. dollar in relation to most European currencies, including those of several European Union member countries whose currency exchange rates were previously fixed with the euro, was offset in part by the strength of the currencies in Japan, Mexico, Canada and Indonesia. Since 1999 was a 53-week year, prior-year results reflect the impact of an additional week of reported sales. On a comparable basis, excluding the impact of acquisitions, dispositions, foreign currency exchange rate changes and the additional week included in the fourth quarter of 1999, sales increased 1.9% over the prior year. Comparable sales growth in Household Products and Intimates and Underwear contributed to this increase: Sara Lee Foods and Beverage reported sales declines of 0.5% and 0.4%, respectively, on a comparable basis.

   The gross profit margin was 42.3% in 2000, compared with 42.8% in 1999. Higher gross profit margins in Sara Lee's Beverage and Household Products segments, which were favorably impacted by improved sales volumes during the year, were offset by lower gross profit margins in Sara Lee Foods. Intimates and Underwear segment gross profit margins were down slightly from the prior year as well. The gross profit margin decline in Sara Lee Foods resulted from lower unit volumes in both the Packaged Meats and Bakery operations, and increased costs in the Packaged Meats business caused by significantly higher commodity costs, and the continuing effects during much of the year from the December 1998 product recall.

   SG&A expenses decreased 1.3% from the prior year, or 0.8% when measured on a percentage of sales basis. The lower level of SG&A expenses in 2000 was attributable to continuing benefits from completed restructuring actions, lower corporate and administrative overhead, and reduced levels of advertising and promotion spending.

   Excluding the unusual items, operating income increased $31 million, or 1.5% in 2000. Businesses acquired net of businesses sold subsequent to the start of 1999 increased operating income by 2.2%. The strengthening of the U.S. dollar relative to foreign currencies had the effect of reducing operating income by 3.2%. Prior-year results reflect the impact of an additional week in the fourth quarter of 1999. Thus, on a comparable basis, excluding the impact of business acquisitions, dispositions, changes in foreign currency exchange rates and 1999's 53rd week, operating income increased 4.4%, reflecting improvements on a comparable basis in all business segments except Sara Lee Foods, which declined significantly in relation to the prior year.

   Net interest expense increased to $176 million in 2000, compared with $141 million in 1999. This increase was the result of higher average outstanding debt levels required to support acquisitions and the corporation's share repurchase activities during the year. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, decreased to $127 million, principally as a result of decreased corporate office administration costs and lower expenses associated with incentive compensation and benefit plans.

   The following comparisons exclude the impact of the unusual items recognized in 1999. Income from continuing operations before income taxes of $1.6 billion increased 3.8% during 2000. The effective tax rate decreased from 28.2% to 26.1% of pretax income from continuing operations, resulting primarily from increased earnings in certain foreign jurisdictions with lower tax rate. Income from continuing operations increased 6.9% to $1.2 billion, while income from continuing operations per diluted share increased 11.4% to $1.27 per share. Diluted earnings per share increased at a rate in excess of income from continuing operations because of fewer average shares and exercisable stock options outstanding during the year. Including the unusual items, income from continuing operations and related diluted earnings per share increased 2.4% and 6.7%, respectively.

Discontinued Operations - Net sales of the PYA/Monarch foodservice segment were $2,903 million in 2000 and $2,742 million in 1999, an increase of 5.9%. Pretax income of this segment increased 5.7% from $101 million in 1999 to $107 million in 2000. Income from the discontinued PYA/Monarch operation increased 5.5%, from $60 million in 1999 to $64 million in 2000.

Consolidated Net Income - Excluding the impact of unusual items, net income increased 6.9%, from $1,144 million in 1999 to $1,222 million in 2000, while diluted earnings per share increased 10.7% to $1.34. Diluted earnings per share increased at a rate in excess of net income because of fewer average shares and exercisable stock options outstanding during the year. Including the impact of unusual items, net income increased 2.6% in 2000 while diluted earnings per share increased 6.3%.

Operating Results by Continuing Business Segment--2000 Compared With 1999

   The following discussion comparing 2000 business segment performance with 1999 excludes the unusual items noted above.

   Net sales in the Sara Lee Foods segment declined 3.1% in 2000, largely due to unit volume declines in both the Packaged Meats and Bakery operations. Sales were negatively affected during much of the year by the impact of the business disruption caused by the December 1998 recall of certain packaged meat products produced at the corporation's plant in Zeeland, Michigan. Excluding the impact of acquisitions, dispositions, changes in foreign currencies and the 53rd week in 1999, segment sales decreased 0.5%. Packaged Meats unit volumes were down 5% excluding acquisitions and the impact of the 53rd week in 1999, reflecting declines in both the U.S. and European markets. Worldwide unit sales for Sara Lee Bakery declined 9%, as the impact of the 53rd week in 1999 was offset by acquisitions completed during the year. Volume declines in the U.S. bakery-deli category coupled with declines in Europe contributed to the unit sales decrease during the year. Including acquisitions, Packaged Meats unit volumes declined 5%.

   Operating income in the Sara Lee Foods segment declined 21.7% in 2000. This decline reflects higher costs in the packaged meats businesses caused by significantly higher commodity costs, the continuing effects during much of the year from the December 1998 product recall and the profit impacts of lower sales volumes in both the Packaged Meats and Bakery operations. On a comparable basis, excluding the impact of acquisitions, dispositions, changes in foreign currencies and 1999's 53rd week, segment operating income declined 19.6%.

   Net sales in Sara Lee's Beverage segment increased 7.6%. Businesses acquired subsequent to the start of the prior fiscal year contributed significantly to segment results, increasing reported sales in 2000 by 17.1%. The strengthening of the U.S. dollar in relation to key European currencies decreased reported sales by 7.3%. On a comparable basis, excluding the impact of acquisitions, currency exchange rate changes and the 53rd week in 1999, sales decreased 0.4%. Net sales were negatively impacted by significantly lower commodity coffee costs in 2000, which resulted in lower prices to customers during much of the year. Excluding acquisitions and the 1999 53rd week impact, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, increased 1% as consumers reacted favorably to product offerings and lower coffee prices. Unit volumes grew 26% including sales contributed from recently acquired businesses.

   Operating income for the Beverage segment increased 9.0%, reflecting the profit impact of higher segment sales volumes and the benefits from lower commodity costs during the year. Changes in foreign currency exchange rates had the effect of reducing operating income in the Beverage segment by 7.8%. Excluding the impact of acquisitions, changes in foreign currencies and the 53rd week in 1999, operating income increased 11.0%.

   Net sales and operating income in the Household Products segment increased 2.8% and 8.3%, respectively. The strengthening of the U.S. dollar in relation to foreign currencies, particularly in Europe, reduced reported sales and operating income by 5.8% and 5.4%, respectively. Sales and operating income contributed from recently completed acquisitions largely offset the impact of 1999's 53rd week. As a result, excluding the impact of acquisitions, dispositions, changes in foreign currencies and the 53rd week in 1999, Household Products segment sales and operating income increased 8.9% and 14.3%, respectively. Excluding acquisitions and the 53rd week impact, unit volumes for this segment's four core categories--shoe care, body care, insecticides and air fresheners--increased 10%. Unit volumes contributed from acquisitions made during the year offset the impact of 1999's 53rd week.

   Intimates and Underwear net sales improved 2.1%, while operating income increased 8.7% to $844 million. Excluding the impact of acquisitions, dispositions, changes in foreign currencies and 1999's 53rd week, sales increased 2.7% and operating income increased 11.2%. Unit volumes for Worldwide Legwear declined 4%, combining a 6% increase in sock unit sales with an 8% decline in sheer hosiery volumes, reflecting the continuing decline in the global sheer hosiery market. Unaffected by acquisitions during the year, sock unit volumes increased 8% and sheer hosiery unit sales declined 6%, excluding the impact, of 1999's 53rd week. Worldwide Knit Products unit sales improved 6%, including unit gains of 9% in the underwear and 6% in the activewear categories. On a comparable basis, excluding acquisitions and the 1999 53rd week impact, Knit Products unit volumes increased 8%. Intimate Apparel unit sales increased 6%, with strength in both the United States and Europe. Excluding the impact of acquisitions and 1999's 53rd week, unit sales improved 8%. The Coach accessories business reported improved unit volumes, sales and operating income during the year, reflecting growth in both the direct-to-consumer and wholesale channels. Intimates and Underwear segment operating income was favorably impacted during the year by the restructuring program initiated in 1998.

Financial Position

   Net cash provided by operating activities was $1,496 million in 2001, $1,540 million in 2000 and $1,603 million in 1999. Net cash from operations in 2001 was negatively impacted by a number of factors. First, the PYA/Monarch foodservice business, which generated $84 million of cash from operations in 2000, used $24 million of cash in the period prior to its disposition. Second, a number of the other operating units disposed of in 2001 generated lower levels of operating cash flow than in 2000. Finally, the reshaping activities taking place in 2001 required the use of cash. The net reduction in operating cash flows in 2000 was primarily the result of increased receivable and inventory levels in comparison with the prior year, which offset cash generated by improved earnings during the year.

   Net cash generated from investing activities during 2001 was $1,065 million, while net cash used in investing activities was $1,296 million in 2000 and $192 million in 1999. This increase in cash in 2001 resulted from management's focus on disposing of certain non-core businesses, generating proceeds of $1,819 million. These proceeds, in conjunction with management's decision to finance a larger portion of the capital needs of the corporation with long-term debt, resulted in the repayment of virtually all of the short-term debt at the end of 2001. The repayment of the short-term debt in conjunction with the business dispositions reduced the corporation's current liabilities to $5.0 billion at the end of 2001, as compared with $6.8 billion in the prior year.

   As of July 1, 2000, the corporation's current liabilities exceeded current assets by $785 million. This working capital deficit resulted from the corporation's emphasis on the management of trade receivables, payables and inventories, as well as the decision to finance a portion of its capital needs with short-term debt.

   The increase in cash used for investment activities in 2000 as compared to 1999 is the result of a $621 million increase in cash expenditures for purchases of businesses and property and equipment, and lower proceeds from the disposition of businesses and assets versus the prior year. The corporation received $570 million of cash from the disposition of businesses and investments, and the sale of assets in 1999. These proceeds relate primarily to the sale during the first quarter of the international tobacco business, which resulted in the receipt of $386 million of cash proceeds, and sales of assets as part of the ongoing program to reduce the level of assets deployed in the business.

   During 2001, the corporation acquired several companies for an aggregate purchase price of $300 million. The principal acquisitors were Cafe Pilao Caboclo Ltda., a Brazilian manufacturer and marketer of roasted coffee; Amando, a European processed meat manufacturer; and Zorba, a Brazilian apparel manufacturer.

   During 2000, the corporation acquired several companies and made certain equity method investments for an aggregate purchase price of $1 billion, which consisted of $743 million in cash and $257 million in stock. The principal acquisitions were Chock full o'Nuts Corporation, a roaster, packer and marketer of coffee in the United States; the North American coffee business of Nestle S.A., which includes the roasted and ground coffee products sold under the Hills Bros, MJB and Chase & Sanborn brands; Outer Banks Inc., a manufacturer, marketer and distributor of knitted sport shirts; and Courtaulds Textiles plc, a European producer, marketer and distributor of private-label and branded apparel and fabrics based in the United Kingdom. The corporation also acquired a minority interest in Johnsonville Sausage, a domestic manufacturer and marketer of fresh meat products.

   During 1999, the corporation acquired several companies for an aggregate purchase price of $234 million in cash and $9 million in common stock. The principal acquisitions were Continental Coffee, a domestic manufacturer, marketer and distributor of roasted and ground coffee, and Monsavon, a European marketer and distributor of personal body care products.

   Under the corporation's ongoing stock repurchase plan, the corporation repurchased common stock with a value of $643 million in 2001, $1.0 billion in 2000 and $1.3 billion in 1999. Since 1998, the corporation has repurchased common stock with a total value of approximately $4.5 billion. On June 27, 2001, the corporation's board of directors voted to increase the number of shares of common stock authorized for repurchase, resulting in a total remaining purchase authorization at the end of 2001 of 25 million shares. Using cash proceeds from business dispositions and issuances of long-term debt during 2001, the corporation repaid a net $1.9 billion of short-term debt. During 2000, $1,245 million of net cash was received from long- and short-term borrowing, while in 1999, net cash of $187 million was received. Cash dividends increased to $486 million in 2001, compared with $485 million in 2000 and $464 million in 1999.

   As described in the subsequent event discussion below and in the notes to the consolidated financial statements, the corporation has acquired The Earthgrains Company (Earthgrains) for a cash purchase price of approximately $1.9 billion plus the assumption of approximately $957 million of Earthgrains' outstanding debt. Subsequent to year-end, in connection with completing this acquisition, the corporation increased the size of its short-term credit facilities to provide funding for both acquisitions and operations. The corporation has numerous credit facilities available, including ongoing revolving credit agreements totaling $3.82 billion, after the subsequent year-end increase. Management considers these facilities sufficient to satisfy its operating requirements. The initial funding of the Earthgrains acquisition was completed with cash on hand and short-term debt, a portion of which management intends to refinance on a long-term basis.

Subsequent Event

   In July 2001, the corporation announced that it had entered into an agreement to acquire Earthgrains, a fresh packaged bread and refrigerated dough business in the United States and Europe. Under the terms of the agreement, the corporation made a cash tender offer for all of Earthgrains' common stock at $40.25 per share, or approximately $1.9 billion, plus the assumption of Earthgrains' outstanding long-term debt of approximately $957 million. On August 7, 2001, upon the completion of the initial tender offer period, the corporation acquired Earthgrains when approximately 93% of the outstanding Earthgrains' shares were tendered and accepted by the corporation. Following the completion of the tender offer period, Earthgrains was merged into a subsidiary of Sara Lee.

Euro

   On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one new common currency--the euro. The transition period for the introduction of the euro extends through June 2002. Beginning January 2002, new euro-denominated bills and coins will be issued. In conjunction with the conversion process to the euro, the corporation has taken steps to convert its information technology systems to handle the new currency, prepared for maintaining accounting, tax and other business records in the new currency and is continuing to evaluate the ability of all significant vendors and customers to accurately convert to the euro. Currently, the introduction and use of the euro has not had a material effect on the corporation's foreign operations, foreign exchange practices, or hedging and cash management activities. While the corporation will continue to evaluate the impact of the euro over time, based on currently available information, the corporation does not believe that the introduction of the euro currency will have a material adverse impact on its consolidated financial condition, cash flows or results of operations.

Issued But Not Yet Effective Accounting Standards

   Following is a discussion of recently issued accounting standards that the corporation will be required to adopt in a future period.

Business Combinations Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS 141 apply to all business acquisitions initiated after June 30, 2001, and the corporation will adopt the provisions of SFAS 142 as of July 1, 2001. These pronouncements reflect a fundamentally different approach to accounting for business combinations, goodwill and other intangible assets than is currently required. Upon adoption, the subsequent accounting for these items will change in the following significant respects:

  . All business combinations will be accounted for by the purchase method.

  . Intangibles acquired in a business combination are to be recognized apart from goodwill if they either arise from contractual or other legal rights or if the intangible is capable of being separated from the acquired business and sold, licensed or transferred. Intangibles such as trademarks, customer lists, customer contracts and relationships, employment contracts, and licensing and royalty agreements meet these recognition criteria and will need to be measured, and separately classified apart from goodwill on the balance sheet for acquisitions initiated after June 30, 2001. Previously recognized intangibles that do not meet the criteria will need to be reclassified as goodwill.

  . Accounting standards in place through June 30, 2001 concluded that goodwill and all other intangible assets were wasting assets (that is, finite lived) and thus the amounts assigned to them should be amortized in determining net income. SFAS 142 does not presume that those assets are wasting assets. Instead, goodwill and intangible assets that have indefinite useful lives will not be amortized. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

  . SFAS 142 sets forth a number of pertinent factors to be considered in establishing a useful life of intangibles that differs from prior guidelines. These factors include product life cycles, market competitive and other economic trends, as well as the level of maintenance required to obtain future cash flows. The useful lives of all intangible assets as of July 1, 2001 will need to be reassessed using these criteria, and future amortization will be based on these lives.

  . Both goodwill and intangibles will need to be tested for impairment at least annually using the specific guidance and criteria set out in SFAS
    142. In the first interim period after adoption, an impairment test will need to be performed using the guidance provided by this Statement.

   All business combinations recognized in the attached consolidated financial statements have been accounted for using the purchase method. The primary intangible assets recognized by the corporation in connection with prior business combinations have been trademarks associated with acquired brands. Of the $207 million of amortization recognized in 2001, $97 million relates to goodwill associated with business combinations and equity method investments; $95 million relates to trademarks purchased or acquired in connection with business combinations; and $15 million relates to purchased intangibles unrelated to business combinations. No further amortization of goodwill will be recognized in 2002 under the provisions of SFAS 142. The corporation is currently evaluating the useful lives of its individual trademarks in accordance with the provisions of SFAS 142. Under the provisions of these new accounting requirements, certain trademarks will be classified as having an infinite life and will not be amortized and the useful lives of other trademarks will be adjusted to comply with the requirements of this new standard.

Accounting for Sales Incentives -- Over the past year, the Emerging Issues Task Force (EITF) of the FASB has reached conclusions on a number of issues relating to the measurement, recognition and income statement classification of a number of items that can be broadly characterized as sales incentives or promotions. Set out below is a summary of each of those pronouncements which the corporation must adopt in 2002.

  . EITF Issue 00-14, "Accounting for Certain Sales Incentives"--This issue addresses the recognition, measurement and income statement classification of sales incentives voluntarily offered by a vendor without charge to customers such as discounts, coupons, rebates and free products or services. The corporation's current procedures regarding the recognition and measurement of these types of sales incentives are in substantial compliance with this statement. The consensus reached by the EITF does however require that any cash sales incentives be recognized as a reduction to revenue and any incentives involving free products must be classified as cost of sales on the consolidated statement of income. The corporation's current policy is to classify many of the sales incentives in the selling, general and administrative expenses caption of the consolidated statement of income. This statement will be adopted by the corporation in the third quarter of 2002 and will likely result in the reclassification of certain amounts within the consolidated statement of income. The amount of this reclassification is currently being measured.

  . EITF Issue 00-25, "Vendor Income Statement Characterization of
    Consideration Paid to a Reseller of the Vendor Products"--This issue addresses the income statement classification of a number of common incentives offered to businesses that purchase products from the corporation and then sell those products to third parties. The incentives include payments made to retailers to obtain space on store shelves; agreements to reimburse a retailer for a portion of the cost of product advertising; and agreements to reimburse retailers for shortfalls in the selling price of the corporation's products. The consensus does not modify the policies followed by the corporation in the recognition or measurement of these incentives, but it does require that these incentives be presented in the income statement as a reduction of revenue. The corporation's current policy is to classify certain of these incentives in the selling, general and administrative expenses caption of the consolidated statement of income. This statement will be adopted by the corporation in the third quarter of 2002 and will likely result in the reclassification of certain amounts within the consolidated statement of income. The amount of this reclassification is currently being measured.

Forward-Looking Information

   From time to time, in oral statements and written reports, the corporation discusses its expectations regarding future performance by making certain "forward-looking statements." For example, such forward-looking statements are contained in this Report on Form 10-K. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could affect the corporation's ability to achieve its stated goals are the following:
(i) impacts on reported earnings from fluctuations in foreign currency exchange rates--particularly the euro--given the corporation's significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for the corporation's products; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (iv) the corporation's ability to successfully integrate acquisitions, particularly Earthgrains, into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; (v) the financial impact of the corporation's decision to dispose of certain non-core business units; (vi) fluctuations in the cost and availability of various raw materials; (vii) the effect on future revenues and expenses in the corporation's Packaged Meats business resulting from the foot-and-mouth viral disease in parts of Europe; (viii) the corporation's ability to complete transactions anticipated in its business reshaping programs; and (ix) the corporation's ability to realize forecasted savings, as well as improvements in productivity and efficiency from its business reshaping programs. In addition, the corporation's results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the corporation competes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Exchange - The corporation uses primarily foreign currency forward and option contracts to hedge its exposure from adverse changes in foreign exchange rates. The corporation's exposure to foreign exchange rates exists primarily with the European euro, Mexican peso, Canadian dollar and British pound against the U.S.

dollar. Hedging is accomplished through the use of financial instruments as the gain or loss on the hedging instrument offsets the gain or loss on an asset, a liability or a basis adjustment to a firm commitment. Hedging of anticipated transactions is accomplished with financial instruments as the gain or loss on the hedge occurs on or near the maturity date of the anticipated transactions.

Interest Rates - The corporation uses interest rate swaps to modify its exposure to interest rate movements and to reduce borrowing costs. The corporation's net exposure to interest rate risk consists of floating-rate instruments that are benchmarked to U.S. and European short-term money market interest rates. Interest rate risk management is accomplished through the use of swaps to modify interest payments under these instruments.

Commodities - The corporation is a purchaser of certain commodities such as beef, pork, coffee, wheat, corn, butter, soybean and corn oils, and sugar. The corporation generally buys these commodities based upon market prices that are established with the vendor as part of the purchase process. The corporation does not use significant levels of commodity financial instruments to hedge commodity prices, due to a high correlation between the commodity cost and the ultimate selling price of the corporation's products.

Risk Management Activities - The corporation maintains risk management control systems to monitor the foreign exchange, interest rate and commodity risks, and the corporation's offsetting hedge positions. The risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations.

Value at Risk - The value at risk estimations are intended to measure the maximum amount the corporation could lose from adverse market movements in interest rates and foreign exchange rates, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair market value loss. As a result, foreign exchange gains or losses that are charged directly to translation adjustments in common stockholders' equity are included in this estimate. The value at risk estimation utilizes historical interest rates and foreign exchange rates from the past year to estimate the volatility and correlation of these rates in the future.
The model uses the variance-covariance statistical modeling technique and includes all interest rate sensitive debt and swaps, foreign exchange hedges and their corresponding underlying exposures. The estimated value at risk amounts shown below represent the potential loss the corporation could incur from adverse changes in either interest rates or foreign exchange rates for a one-day period. The average value at risk amount represents the simple average of the quarterly amounts for the past year. These amounts are not significant compared with the equity, historical earnings trend or daily change in market capitalization of the corporation.


   Value at risks amounts                                      Time   Confidence
   dollars in millions                       Amounts Average Interval   Level
   -------------------                       ------- ------- -------- ----------
   Interest rates...........................  $6.3    $5.8    1 day       95
   Foreign exchange.........................   9.9     6.0    1 day       95

Sensitivity Analysis - For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation's commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the underlying exposure. At year-end, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $4.5 million. This amount is not significant compared with the earnings and equity of the corporation.

Item 8. Financial Statements and Supplementary Data

   The consolidated Financial Statements and related Notes to Financial Statements of Sara Lee identified in the Index to Financial Statements appearing under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of Sara Lee

   The following is a list of all current executive officers of Sara Lee Corporation.

                                                                                     First
                                                                                    Elected
                              Age at                                                   an
Name                     October 25, 2001 Offices and Positions Held                Officer
----                     ---------------- --------------------------                --------
John H. Bryan...........        65        Chairman of the Board                      3/28/74
C. Steven McMillan......        55        President, Chief Executive Officer         3/31/83
                                          and Director
Cary D. McMillan........        43        Executive Vice President, Chief Financial 11/10/99
                                          and Administrative Officer and Director
Frank L. Meysman........        49        Executive Vice President and Director      6/26/92
Paul J. Lustig..........        51        Executive Vice President                    7/1/93
William A. Geoppinger...        62        Executive Vice President                  10/31/00
Barry A. Beracha........        59        Executive Vice President                   8/30/01
Lee A. Chaden...........        59        Senior Vice President--Human Resources    10/25/90
Roderick A. Palmore.....        49        Senior Vice President, General Counsel     3/28/96
                                          and Secretary
Mark J. McCarville......        55        Senior Vice President--Corporate           6/24/82
                                          Finance
Janet E. Bergman........        42        Senior Vice President--Investor Relations  3/29/01
                                          and Corporate Affairs
Ann E. Ziegler..........        43        Senior Vice President--Corporate          10/26/00
                                          Development
Wayne R. Szypulski......        50        Senior Vice President and Controller       6/28/01

--------
   There are no family relationships between any of the above-named executive officers.

   Each of the executive officers listed above has served Sara Lee or its subsidiaries in various executive capacities for the past five years, except Cary D. McMillan and Barry H. Beracha. Before joining Sara Lee in 1999, Mr. Cary McMillan was a partner of the international accounting firm of Arthur Andersen LLP, most recently serving as the managing partner of its Chicago office. Barry H. Beracha joined Sara Lee when Sara Lee acquired The Earthgrains Company on August 8, 2001. From March 1996 until Sara Lee's acquisition of Earthgrains, Mr. Beracha served as Chairman of the Board and Chief Executive Officer of Earthgrains. Prior thereto, Mr. Beracha served as a Vice President and Group Executive of Anheuser-Busch Companies, Inc.

   For information with respect to the directors of Sara Lee, see "Election of Directors" contained in the Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation

   The information set forth in the Proxy Statement under the captions "Director Compensation" and "Executive Compensation" is incorporated herein by reference; provided, however, that the Report of the Compensation and Employee Benefits Committee on Executive Compensation and the Performance Graph contained in the Proxy Statement are not incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   (a) The information set forth in the Proxy Statement under the caption "Sara Lee Stock Ownership by Certain Beneficial Owners" is incorporated herein by reference.

   (b) Security ownership by management as contained in the Proxy Statement under the caption "Sara Lee Stock Ownership by Directors and Executive Officers" is incorporated herein by reference.

   (c) There are no arrangements known to Sara Lee, the operation of which may at a subsequent date result in a change in control of Sara Lee.

Item 13. Certain Relationships and Related Transactions

   The information set forth in the Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Employment and Consulting Agreements" is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                           Page
                                                                           ----
(a) 1. Financial Statements

   Report of Independent Public Accountants...............................  F-1

   Consolidated Statements of Income -- Years ended July 3, 1999, July 1,
    2000 and June 30, 2001................................................  F-3

   Consolidated Balance Sheets-- July 3, 1999, July 1, 2000 and June 30,
    2001..................................................................  F-4

   Consolidated Statements of Common Stockholders' Equity-- For the period
    June 27, 1998 to June 30, 2001........................................  F-6

   Consolidated Statements of Cash Flows -- Years ended July 3, 1999, July
    1, 2000 and June 30, 2001.............................................  F-7

   Notes to Financial Statements..........................................  F-8

(a) 2. Financial Statement Schedules

   Report of Independent Public Accountants............................... F-33

   Schedule II - Valuation and Qualifying Accounts........................ F-34

(a) 3. Exhibits

   A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

(b)Reports on Form 8-K

   On the dates indicated, Sara Lee filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

  1. Current Report on Form 8-K filed on August 16, 2000 to disclose, under
     Item 5 of the Report, a press release issued on August 16, 2000 regarding Sara Lee's sale of its PYA/Monarch, Inc. subsidiary;

  2. Current Report on Form 8-K filed on December 19, 2000 to disclose, under
     Item 2 of the Report, the completion of Sara Lee's disposition of all of the outstanding common stock of its PYA/Monarch, Inc. subsidiary to JP Foodservice Distributors, Inc., a wholly-owned subsidiary of Koninklijke Ahold N.V.;

  3. Current Report on Form 8-K filed on August 21, 2001, and amended Report on Form 8-K/A filed on September 4, 2001, to disclose, under Item 2 of the Report, information regarding Sara Lee's tender offer for all of the outstanding shares of common stock of The Earthgrains Company;

  4. Current Report on Form 8-K filed on September 4, 2001 to disclose, under
     Item 5 of the Report, Sara Lee's audited consolidated financial statements as of and for the fiscal year ended June 30, 2001, Management's Discussion and Analysis of Financial Condition and Results of Operations related thereto and the report of Sara Lee's independent accountants, Arthur Andersen LLP; and

  5. Current Report on Form 8-K filed on September 24, 2001 to file several exhibits under Item 7 relating to Sara Lee's public issuance of notes.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sara Lee Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 26, 2001

                                          SARA LEE CORPORATION

                                                 /s/ Roderick A. Palmore
                                          By: _________________________________
                                              Roderick A. Palmore  Senior Vice
                                              President, General Counsel And
                                                         Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 26, 2001.

                 Signature                    Title
                 ---------                    -------
          /s/ John H. Bryan                 Chairman of the Board
___________________________________________
               John H. Bryan

        /s/ C. Steven McMillan              President, Chief Executive Officer and
___________________________________________   Director
            C. Steven McMillan

         */s/ Frank L. Meysman              Executive Vice President and Director
___________________________________________
             Frank L. Meysman

         /s/ Cary D. McMillan               Executive Vice President, Chief Financial
___________________________________________   and Administrative Officer and Director
             Cary D. McMillan

        /s/ Wayne R. Szypulski              Senior Vice President and Controller
___________________________________________
            Wayne R. Szypulski

         */s/ Paul A. Allaire               Director
___________________________________________
              Paul A. Allaire

     */s/ Frans H.J.J. Andriessen           Director
___________________________________________
          Frans H.J.J. Andriessen

         */s/ Duane L. Burnham              Director
___________________________________________
             Duane L. Burnham

         */s/ Charles W. Coker              Director
___________________________________________
             Charles W. Coker

          */s/ James S. Crown               Director
___________________________________________
              James S. Crown

         */s/ Willie D. Davis               Director
___________________________________________
              Willie D. Davis

      */s/ Vernon E. Jordan, Jr.            Director
___________________________________________
           Vernon E. Jordan, Jr.

                 Signature                    Title
                 ---------                    -------
        */s/ James L. Ketelsen              Director
___________________________________________
             James L. Ketelsen

        */s/ Hans B. van Liemt              Director
___________________________________________
             Hans B. van Liemt

          */s/ Joan D. Manley               Director
___________________________________________
              Joan D. Manley

        */s/ Rozanne L. Ridgway             Director
___________________________________________
            Rozanne L. Ridgway

        */s/ Richard L. Thomas              Director
___________________________________________
             Richard L. Thomas

          */s/ John D. Zeglis               Director
___________________________________________
              John D. Zeglis

--------
* By Roderick A. Palmore as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

                                                 /s/ Roderick A. Palmore
                                          By: _________________________________
                                                    Roderick A. Palmore
                                                    As Attorney-in-Fact

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
 Sara Lee Corporation:

   We have audited the accompanying consolidated balance sheets of SARA LEE CORPORATION (a Maryland corporation) AND SUBSIDIARIES as of June 30, 2001, July 1, 2000, and July 3, 1999, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sara Lee Corporation and Subsidiaries as of June 30, 2001, July 1, 2000, and July 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Arthur Andersen LLP
Chicago, Illinois
July 27, 2001

                     Sara Lee Corporation and Subsidiaries

                               FINANCIAL SUMMARY

                  (dollars in millions except per share data)

                                                Years ended
                               -------------------------------------------------
                               June 30,  July 1,    July 3,   June 27,  June 28,
                               2001(1)     2000    1999(2,4)  1998(3)     1997
                               --------  --------  ---------  --------  --------
Results of Operations
Continuing Operations
 Net sales...................  $ 17,747  $ 17,511  $ 17,270   $ 17,426  $ 17,361
 Operating income (loss)(5)..     2,453     2,041     2,071        (28)    1,990
 Income (loss) before income
  taxes......................     1,851     1,567     1,570       (531)    1,401
 Income (loss)...............     1,603     1,158     1,131       (575)      960
 Effective tax rate..........      13.4%     26.1%     28.0%       8.2%     31.5%
 Income (loss) per common
  share
 Basic.......................      1.94      1.31      1.24       (.63)      .97
 Diluted.....................      1.87      1.27      1.19       (.63)      .94
Net income (loss)............     2,266     1,222     1,191       (523)    1,009
Net income (loss) per common
 share
 Basic.......................      2.75      1.38      1.31       (.57)     1.02
 Diluted.....................      2.65      1.34      1.26       (.57)      .99
---------------------------------------------------------------------------------
Financial Position
Total assets.................  $ 10,167  $ 11,611  $ 10,292   $ 10,784  $ 12,775
Total debt...................     3,221     4,683     3,344      3,061     2,663
Operating cash flow to total
 debt(6).....................      42.0%     29.8%     41.4%      55.0%     47.0%
Return on invested
 capital(7)..................      23.9%     24.2%     21.3%      17.5%     16.0%
---------------------------------------------------------------------------------
Per Common Share(8)
Dividends....................  $    .57  $    .53  $    .49   $    .45  $    .41
Book value at year-end.......      1.43      1.46      1.43       1.97      4.46
Market value at year-end.....     18.94     19.31     22.50      28.31     21.03
Shares used in the
 determination of net income
 per share
 Basic (in millions).........       819       875       903        939       959
 Diluted (in millions).......       854       912       944        939     1,004
---------------------------------------------------------------------------------
Other Information
Cash flow--Net cash from
 operating activities........  $  1,496  $  1,540  $  1,603   $  1,935  $  1,552
Depreciation.................       392       402       352        409       470
Amortization of intangibles..       207       200       181        186       193
Capital expenditures.........       532       647       535        474       547
Media advertising expense....       347       391       414        401       414
Total advertising and
 promotion expense...........     2,069     1,997     2,010      1,970     1,936
Common stockholders of
 record......................    78,400    82,600    83,300     85,100    88,800
Number of employees..........   141,500   154,200   133,900    134,800   137,100
---------------------------------------------------------------------------------

(1) In 2001, the gain on the disposal of Coach of $967, net of the business dispositions and other charges of $554, had the following impacts on continuing operations--income before income taxes and income increased $413 and $467, respectively. Including the after-tax gain on the sale of PYA/Monarch of $638, recorded as discontinued operations, and the previous items, net income increased $1,105.
(2) In 1999, the gain on the sale of the tobacco business of $137, net of the product recall charge of $76, had the following impacts on continuing operations--income before income taxes and income increased $61 and $47, respectively. Net income increased $47 as a result of these items.
(3) In 1998, a restructuring provision had the following impacts on continuing operations--income before income taxes and income were reduced by $2,038 and $1,624, respectively. Net income was reduced by $1,625 as a result of the restructuring.
(4) 53-week year.
(5) Operating income (loss) is reconciled to income from continuing operations in the business segment information note to the consolidated financial statements.
(6) Net cash flow from operating activities as a percentage of total balance sheet debt, imputed lease liabilities and auction preferred stock.
(7) The numerator in the Return on Invested Capital (ROIC) computation consists of net income, plus after-tax interest, amortization and the cash generated or used from the change in deferred taxes. The denominator in the ROIC computation consists of the average of total assets less payables, accruals and investments in associated companies for the year.
(8) Restated for the 2-for-1 stock split in 1999.

   The Notes to Financial Statements should be read in conjunction with the
                              Financial Summary.

                     Sara Lee Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME

                  (dollars in millions except per share data)

                                                           Years ended
                                                     -------------------------
                                                      June
                                                       30,    July 1,  July 3,
                                                      2001     2000     1999
                                                     -------  -------  -------
Continuing Operations
Net sales........................................... $17,747  $17,511  $17,270
                                                     -------  -------  -------
 Cost of sales......................................  10,264   10,100    9,879
 Cost of sales--product line exit costs.............      26       --       --
 Selling, general and administrative expenses.......   5,865    5,668    5,741
 Interest expense...................................     270      252      237
 Interest income....................................     (90)     (76)     (96)
 Unusual items
  Gain on disposal of Coach business................    (967)      --       --
  Business dispositions and other charges...........     528       --     (137)
  Product recall charge.............................      --       --       76
                                                     -------  -------  -------
                                                      15,896   15,944   15,700
                                                     -------  -------  -------
 Income from continuing operations before income
  taxes.............................................   1,851    1,567    1,570
 Income taxes.......................................     248      409      439
                                                     -------  -------  -------
Income from Continuing Operations...................   1,603    1,158    1,131

Discontinued Operations
 Income from discontinued operations, net of income
  taxes.............................................      25       64       60
 Gain on disposal of discontinued operations, net of
  income taxes......................................     638       --       --
                                                     -------  -------  -------
Net Income.......................................... $ 2,266  $ 1,222  $ 1,191
                                                     =======  =======  =======
Income from Continuing Operations per Share of
 Common Stock
 Basic.............................................. $  1.94  $  1.31  $  1.24
                                                     =======  =======  =======
 Diluted............................................ $  1.87  $  1.27  $  1.19
                                                     =======  =======  =======
Net Income per Share of Common Stock
 Basic.............................................. $  2.75  $  1.38  $  1.31
                                                     =======  =======  =======
 Diluted............................................ $  2.65  $  1.34  $  1.26
                                                     =======  =======  =======

  The accompanying Notes to Financial Statements are an integral part of these statements.

                     Sara Lee Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                  (dollars in millions except per share data)

                                                        June
                                                         30,   July 1, July 3,
                                                        2001    2000    1999
                                                       ------- ------- -------
Assets
Cash and equivalents.................................. $   548 $   314 $   279
Trade accounts receivable, less allowances of $157 in
 2001, $195 in 2000 and $193 in 1999..................   1,538   1,764   1,611
Inventories
 Finished goods.......................................   1,715   1,941   1,602
 Work in process......................................     454     529     470
 Materials and supplies...............................     413     481     463
                                                       ------- ------- -------
                                                         2,582   2,951   2,535
Other current assets..................................     321     382     294
Net assets of businesses held for sale................      94     563     315
                                                       ------- ------- -------
Total current assets..................................   5,083   5,974   5,034
                                                       ------- ------- -------
Other non-current assets..............................     304     470     326
Property
 Land.................................................      98      99      94
 Buildings and improvements...........................   1,646   1,745   1,613
 Machinery and equipment..............................   2,891   3,188   2,756
 Construction in progress.............................     266     330     260
                                                       ------- ------- -------
                                                         4,901   5,362   4,723
 Accumulated depreciation.............................   2,755   3,043   2,699
                                                       ------- ------- -------
Property, net.........................................   2,146   2,319   2,024
Trademarks and other identifiable intangibles, net....   1,097   1,090   1,022
Goodwill, net.........................................   1,537   1,758   1,886
                                                       ------- ------- -------
                                                       $10,167 $11,611 $10,292
                                                       ======= ======= =======


  The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                     Sara Lee Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                  (dollars in millions except per share data)

                                                      June
                                                       30,    July 1,  July 3,
                                                      2001     2000     1999
                                                     -------  -------  -------
Liabilities and Stockholders' Equity
Notes payable....................................... $   101  $ 2,054  $ 1,116
Accounts payable....................................   1,505    1,762    1,645
Accrued liabilities
 Payroll and employee benefits......................     812      928      779
 Advertising and promotion..........................     343      421      386
 Taxes other than payroll and income................      84      104       89
 Income taxes.......................................     423       55       45
 Other..............................................   1,210    1,054    1,320
Current maturities of long-term debt................     480      381      336
                                                     -------  -------  -------
Total current liabilities...........................   4,958    6,759    5,716
                                                     -------  -------  -------
Long-term debt......................................   2,640    2,248    1,892
Deferred income taxes...............................     244      148       71
Other liabilities...................................     563      581      701
Minority interest in subsidiaries...................     625      616      613
Preferred stock (authorized 13,500,000 shares; no
 par value)
 ESOP convertible: Issued and outstanding--3,289,979
  shares in 2001, 3,481,017 shares in 2000 and
  3,654,073 shares in 1999..........................     238      252      265
 Unearned deferred compensation.....................    (223)    (227)    (232)
Common stockholders' equity
 Common stock: (authorized 1,200,000,000 shares;
  $.01 par value)
  Issued and outstanding--781,964,060 shares in
  2001, 846,330,749 shares in 2000 and 883,782,525
  shares in 1999....................................       8        8        9
 Capital surplus....................................      --       --      508
 Retained earnings..................................   2,635    2,393    1,760
 Accumulated other comprehensive loss...............  (1,521)  (1,146)  (1,006)
 Unearned restricted stock issued for future
  services..........................................      --      (21)      (5)
                                                     -------  -------  -------
Total common stockholders' equity...................   1,122    1,234    1,266
                                                     -------  -------  -------
                                                     $10,167  $11,611  $10,292
                                                     =======  =======  =======

  The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                     Sara Lee Corporation and Subsidiaries

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                             (dollars in millions)

                                                                       Accumulated
                                                            Unearned      Other
                                  Common  Capital Retained Restricted Comprehensive Comprehensive
                          Total   Stock   Surplus Earnings   Stock    Income (Loss) Income (Loss)
                          ------  ------  ------- -------- ---------- ------------- -------------
Balances at June 27,
 1998...................  $1,816  $  614   $  --   $2,036     $(50)      $  (784)
Net income..............   1,191      --      --    1,191       --            --       $1,191
Translation adjustments,
 net of tax of $(51)....    (161)     --      --       --       --          (161)        (161)
Unrealized gains on
 securities, net of
 tax....................       1      --      --       --       --             1            1
Minimum pension
 liability, net of tax
 of $32.................     (62)     --      --       --       --           (62)         (62)
                                                                                       ------
Comprehensive income....                                                               $  969
                                                                                       ======
Cash dividends..........    (464)     --      --     (464)      --            --
Stock issuances
 (cancelations)
 Business acquisitions..       9      --       9       --       --            --
 Stock option and
  benefit plans.........     111       4     107       --       --            --
 Restricted stock, less
  amortization of $28...     (15)     --     (60)      --       45            --
Tax benefit related to
 incentive stock
 options................      66      --      66       --       --            --
Reacquired shares.......  (1,279)    (13)   (864)    (402)      --            --
Two-for-one stock
 split..................      --     609      --     (609)      --            --
Par value change........      --  (1,208)  1,208       --       --            --
ESOP tax benefit,
 redemptions and other..      53       3      42        8       --            --
-------------------------------------------------------------------------------------------------
Balances at July 3,
 1999...................   1,266       9     508    1,760       (5)       (1,006)
Net income..............   1,222      --      --    1,222       --            --       $1,222
Translation adjustments,
 net of tax of $(75)....    (181)     --      --       --       --          (181)        (181)
Unrealized losses on
 securities, net of
 tax....................      (1)     --      --       --       --            (1)          (1)
Minimum pension
 liability, net of tax
 of $(22)...............      42      --      --       --       --            42           42
                                                                                       ------
Comprehensive income....                                                               $1,082
                                                                                       ======
Cash dividends..........    (485)     --      --     (485)      --            --
Stock issuances
 (cancelations)
 Business acquisitions..     257      --     257       --       --            --
 Stock option and
  benefit plans.........      84      --      84       --       --            --
 Restricted stock, less
  amortization of $26...     (28)     --     (12)      --      (16)           --
Tax benefit related to
 incentive stock
 options................      65      --      65       --       --            --
Reacquired shares.......  (1,032)     (1)   (919)    (112)      --            --
ESOP tax benefit,
 redemptions and other..      25      --      17        8       --            --
-------------------------------------------------------------------------------------------------
Balances at July 1,
 2000...................   1,234       8      --    2,393      (21)       (1,146)
Net income..............   2,266      --      --    2,266       --            --       $2,266
Translation adjustments,
 net of tax of $98......    (263)     --      --       --       --          (263)        (263)
Minimum pension
 liability, net of tax
 of $58.................    (107)     --      --       --       --          (107)        (107)
Transition adjustment
 related to change in
 accounting for
 derivative instruments
 and hedging activities,
 net of tax of $3.......       6      --      --       --       --             6            6
Net unrealized loss on
 qualifying cash flow
 hedges.................     (11)     --      --       --       --           (11)         (11)
                                                                                       ------
Comprehensive income....                                                               $1,891
                                                                                       ======
Cash dividends..........    (486)     --      --     (486)      --            --
Stock issuances
 (cancelations)
 Stock option and
  benefit plans.........     104      --     104       --       --            --
 Restricted stock.......     (13)     --      --      (34)      21            --
Tax benefit related to
 incentive stock
 options................      10      --      10       --       --            --
Reacquired shares--
 repurchases............    (643)     --    (129)    (514)      --            --
Exchange offer for Coach
 common stock...........    (998)     --      --     (998)      --            --
ESOP tax benefit,
 redemptions and other..      23      --      15        8       --            --
-------------------------------------------------------------------------------------------------
Balances at June 30,
 2001...................  $1,122  $    8   $  --   $2,635     $ --       $(1,521)
                          ======  ======   =====   ======     ====       =======

  The accompanying Notes to Financial Statements are an integral part of these statements.

                     Sara Lee Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in millions)

                                                           Years ended
                                                     --------------------------
                                                     June 30,  July 1,  July 3,
                                                       2001     2000     1999
                                                     --------  -------  -------
Operating Activities
Income from continuing operations................... $ 1,603   $ 1,158  $ 1,131
Adjustments for non-cash charges included in income
 from continuing operations
 Depreciation.......................................     392       402      352
 Amortization of intangibles........................     207       200      181
 Unusual items
  Gain on disposal of Coach business................    (967)       --       --
  Business dispositions and other charges...........     554        --     (137)
  Product recall charge.............................      --        --       76
 Increase in deferred taxes.........................      88        48       29
 Other non-cash credits, net........................     (62)      (38)     (35)
 Changes in current assets and liabilities, net of
  businesses acquired and sold
  Decrease (increase) in trade accounts receivable..      42      (116)     (21)
  Decrease (increase) in inventories................      25      (152)     112
  (Increase) in other current assets................     (11)      (47)     (60)
  (Decrease) in accounts payable....................    (133)      (56)     (50)
  (Decrease) increase in accrued liabilities........    (218)       57      (29)
                                                     -------   -------  -------
 Net cash from operating activities--continuing
  operations........................................   1,520     1,456    1,549
 Operating cash flows (used by) from discontinued
  operations........................................     (24)       84       54
                                                     -------   -------  -------
 Net cash from operating activities.................   1,496     1,540    1,603
                                                     -------   -------  -------
Investment Activities
Purchases of property and equipment.................    (532)     (647)    (535)
Acquisitions of businesses and investments..........    (300)     (743)    (234)
Dispositions of businesses and investments..........   1,819        21      412
Sales of assets.....................................      65        64      158
Other...............................................      13         9        7
                                                     -------   -------  -------
 Net cash from (used in) investment activities......   1,065    (1,296)    (192)
                                                     -------   -------  -------
Financing Activities
Issuances of common stock...........................     104        84      111
Purchases of common stock...........................    (643)   (1,032)  (1,279)
Issuance of equity securities by subsidiary.........      --        --       50
Borrowings of long-term debt........................   1,023       725       20
Repayments of long-term debt........................    (390)     (502)    (284)
Short-term (repayments) borrowings, net.............  (1,914)    1,022      451
Payments of dividends...............................    (486)     (485)    (464)
                                                     -------   -------  -------
 Net cash used in financing activities..............  (2,306)     (188)  (1,395)
                                                     -------   -------  -------
Effect of changes in foreign exchange rates on
 cash...............................................     (21)      (21)     (10)
                                                     -------   -------  -------
Increase in cash and equivalents....................     234        35        6
Cash and equivalents at beginning of year...........     314       279      273
                                                     -------   -------  -------
Cash and equivalents at end of year................. $   548   $   314  $   279
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

Consolidation

   The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany transactions of consolidated subsidiaries are eliminated. Acquisitions recorded as purchases are included in the consolidated statements of income from the date of acquisition. Gains and losses resulting from the issuance of common stock by a subsidiary of the corporation are recognized in earnings in the period realized.

Fiscal Year

   The corporation's fiscal year ends on the Saturday closest to June 30. Fiscal years 2001 and 2000 were 52-week years, and fiscal year 1999 was a 53-week year. Unless otherwise stated, references to years relate to fiscal years.

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

Business Acquisitions and Dispositions

   All business acquisitions in 2001, 2000 and 1999 have been accounted for using the purchase method. Cash and the fair value of other assets distributed and securities issued unconditionally and amounts of contingent consideration that are determinable at the date of acquisition are included in determining the cost of an acquired business and recorded at that date. Consideration that is issued or is issuable at the expiration of a contingency period or that is held in escrow pending the outcome of a contingency is not recorded as a liability or shown as an outstanding security unless the outcome of the contingency is determinable beyond a reasonable doubt.

   Gains on business dispositions are recognized when the transactions close and the amounts are realized. Losses on business dispositions are realized when the losses are probable and measurable. In measuring gains or losses on the disposition of a business, the consideration received is measured as the amount of cash and the fair value of other assets received and securities transferred unconditionally and amounts of contingent consideration that are determinable at the date of disposition.

   Substantially all consideration associated with business acquisitions and dispositions recognized in 2001, 2000 and 1999 involved the receipt or payment of cash or shares of the corporation's common stock. These amounts are disclosed in the consolidated statements of stockholders' equity and the consolidated statements of cash flows.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


Inventory Valuation

   Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for 94% of the corporation's inventories at June 30, 2001 and by the last-in, first-out (LIFO) method for the remainder. Had the FIFO method been used for the valuation of all inventories, the book value of this asset would have been higher by $7 at June 30, 2001, $12 at July 1, 2000 and $1 at July 3, 1999.

Property

   Property is stated at cost, and depreciation is computed principally using the straight-line method at annual rates of 2% to 20% for buildings and improvements, and 4% to 33% for machinery and equipment. Additions and improvements that substantially extend the useful life of a particular asset and interest costs incurred during the construction period of major properties are capitalized. Repairs and maintenance costs are charged to expense. Upon sale or disposition of the asset, the cost and related accumulated depreciation are removed from the accounts.

Trademarks and Other Identified Intangibles

   Trademarks arising from acquired businesses are amortized on a straight-line basis over the periods of expected benefit, which range from 5 years to 40 years. Accumulated amortization of intangible assets amounted to $555 at June 30, 2001, $508 at July 1, 2000 and $402 at July 3, 1999.

Goodwill

   The excess of the cost of purchased companies over the fair value of the companies' assets and liabilities at the date of acquisition is amortized on a straight-line basis over the periods of expected benefit, which range from 5 years to 40 years. Accumulated amortization of goodwill amounted to $609 at June 30, 2001, $611 at July 1, 2000 and $645 at July 3, 1999.

Long-lived Assets

   Long-lived assets include primarily property, identifiable intangible assets and goodwill. Long-lived assets being retained for use are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during the period in which the loss was incurred. An impairment loss is calculated as the difference between the carrying value of the assets and the present value of estimated future net cash flows or comparable market values, giving consideration to recent operating performance.

   Long-lived assets that are to be disposed of are reported at the lower of carrying value or fair value less costs to sell. Reductions in carrying value are recognized in the period in which management commits to a plan to dispose of the assets.

Financial Instruments

   The corporation uses financial instruments, including forward exchange, option, futures and swap contracts, to manage its exposures to movements in interest rates, foreign exchange rates and commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the corporation. The corporation does not use derivatives for trading purposes and is not a party to leveraged

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)

derivatives. On the date a derivative contract is entered into, the corporation designates the derivative as one of the following types of hedging instruments and accounts for the derivative as follows:

Fair Value Hedge

   A hedge of a recognized asset or liability or an unrecognized firm commitment is declared as a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the consolidated statements of income on the same line as the hedged item.

Cash Flow Hedge

   A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is declared as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item impacts the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated statements of income as the hedged item. In addition, both the fair value of changes excluded from the corporation's effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in selling, general and administrative expenses in the consolidated statements of income.

Net Investment Hedge

   A hedge of a net investment in a foreign operation is declared as a net investment hedge. The effective portion of the change in the fair value of derivatives, based upon spot rates, used as a net investment hedge of a foreign operation is recorded in the cumulative translation adjustment account within stockholders' equity. The ineffective portion of the change in the fair value of a derivative or non-derivative instrument designated as a net investment hedge is recorded in either selling, general and administrative expenses, or interest expense if the hedging instrument is a swap, in the consolidated statements of income.

Natural Hedge

   A derivative used as a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item is declared as a natural hedge. For derivatives designated as natural hedges, changes in fair value are reported in earnings in the selling, general and administrative expenses line of the consolidated statements of income.

   The corporation formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value in other assets and other liabilities. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The corporation also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the corporation discontinues hedge accounting, and any deferred gains or losses are recorded in selling, general and administrative expenses.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


   Non-U.S.-dollar financing transactions are accounted for as net investment hedges when the hedged item is a long-term investment in the corresponding foreign currency. Forward exchange contracts are recorded as natural hedges when the hedged item is a recorded asset or liability that is revalued in each accounting period, in accordance with Statement of Financial Accounting Standards (SFAS) No. 52.

Revenue Recognition

   The corporation recognizes revenue when title and risk of loss pass to the customer. Appropriate provisions are made at the time of sale for uncollectible accounts.

Advertising

   Advertising costs, which include media advertising and production costs, are expensed in the period in which the advertising first takes place. Advertising costs were $347 in 2001, $391 in 2000 and $414 in 1999.

Stock-based Compensation

   Employee stock options are accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant over the amount an employee must pay to acquire the stock. The corporation makes pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

Income Taxes

   Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based upon enacted tax laws and rates. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable.

                                 COMMON STOCK

   Changes in outstanding common shares for the past three years were:

                                                       2001     2000     1999
                                                      -------  -------  -------
                                                       (Shares in thousands)
     Beginning balances.............................. 846,331  883,783  460,665
     Stock issuances (cancelations):
      Stock option and benefit plans.................   7,248    5,467    6,431
      Business acquisitions..........................      25   10,209      257
      Restricted stock plans.........................  (1,279)    (152)  (2,431)
     Two-for-one stock split.........................      --       --  456,628
     Reacquired shares:
      Stock purchased................................ (30,692) (54,714) (40,582)
      Exchange offer for Coach common stock.......... (41,402)      --       --
     ESOP share redemption...........................   1,684    1,615    2,694
     Other...........................................      49      123      121
                                                      -------  -------  -------
     Ending balances................................. 781,964  846,331  883,783
                                                      =======  =======  =======

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


   Effective December 1, 1998, the corporation declared a two-for-one stock split in the form of a 100% stock dividend. Common stock dividends and dividend per share amounts declared were $468 and $.57 in 2001, $465 and $.53 in 2000, and $444 and $.49 in 1999, respectively.

   In October 1998, the stockholders of the corporation approved an amendment to the corporation's charter to reduce the par value of each share of common stock from $1.33 to $.01.

                           STOCK-BASED COMPENSATION

   The corporation has various stock option, employee stock purchase and stock award plans.

Stock Options

   The exercise price of each stock option equals 100% of the market price of the corporation's stock on the date of grant. Options can generally be exercised over a maximum term of 10 years. Options generally vest ratably over three years.

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

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                     2001      2000      1999
                                                   --------- --------- ---------
     Expected lives............................... 3.0 years 4.3 years 3.2 years
     Risk-free interest rate......................   5.4%      6.2%      5.1%
     Expected volatility..........................   33.6%     28.6%     25.0%
     Dividend yield...............................   2.8%      2.6%      1.9%

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


   A summary of the changes in stock options outstanding under the corporation's option plans during the years ended June 30, 2001, July 1, 2000 and July 3, 1999 is presented below:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                               Shares    Price
                                                               -------  --------
                                                                  (Shares in
                                                                  thousands)
     Outstanding at June 27, 1998.............................  61,098   $19.64
      Granted.................................................  17,172    25.56
      Exercised............................................... (13,085)   17.63
      Canceled/Expired........................................  (2,982)   21.71
                                                               -------   ------
     Outstanding at July 3, 1999..............................  62,203    21.52
      Granted.................................................  37,780    18.24
      Exercised...............................................  (4,639)   16.76
      Canceled/Expired........................................  (5,739)   22.82
                                                               -------   ------
     Outstanding at July 1, 2000..............................  89,605    20.32
      Granted.................................................   5,411    21.68
      Exercised...............................................  (8,532)   17.71
      Canceled/Expired........................................  (8,496)   21.04
                                                               -------   ------
     Outstanding at June 30, 2001.............................  77,988   $20.62
                                                               =======   ======

   The following table summarizes information about stock options outstanding at June 30, 2001:

                                      Options Outstanding        Options Exercisable
                                -------------------------------- --------------------
                                             Weighted
                                  Number      Average   Weighted   Number    Weighted
                                Outstanding  Remaining  Average  Exercisable Average
                                at June 30, Contractual Exercise at June 30, Exercise
     Range of Exercise Prices      2001     Life (Yrs.)  Price      2001      Price
     ------------------------   ----------- ----------- -------- ----------- --------
                                                (Shares in thousands)
     $11.41-$18.71...........     26,866        7.6      $15.61    11,919     $15.38
      18.72- 22.65...........     19,844        5.3       20.47    17,462      20.55
      22.66- 31.60...........     31,278        5.5       25.01    22,976      25.71
     ------------------------     ------        ---      ------    ------     ------
     $11.41-$31.60...........     77,988        6.2      $20.62    52,357     $21.64
     ========================     ======        ===      ======    ======     ======

   At July 1, 2000 and July 3, 1999, the number of options exercisable was 40,932 and 31,283, respectively, with weighted average exercise prices of $21.73 and $21.50, respectively. Options available for future grant at the end of 2001, 2000 and 1999 were 52,736, 46,945 and 49,937, respectively. The weighted average fair value of individual options granted during 2001, 2000 and 1999 was $4.65, $3.95 and $4.68, respectively.

Employee Stock Purchase Plan (ESPP)

   The ESPP permits full-time employees to purchase a limited number of shares of the corporation's common stock at 85% of market value. Under the plan, the corporation sold 2,155,261, 2,711,644 and 2,275,606 shares to employees in 2001, 2000 and 1999, respectively. Pro forma compensation expense is calculated for the fair value of the employees' purchase rights using the Black-Scholes model. Assumptions include an expected life of 1/4 of a year and weighted average risk-free interest rates of 5.4% in both 2001 and 2000 and 4.6% in 1999. Other underlying assumptions are consistent with those used for the corporation's stock option plans described above.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


   Under APB No. 25, no compensation cost is recognized for stock options and replacement stock options under the various stock-based compensation plans and shares purchased under the ESPP. Had compensation cost for the corporation's grants for stock-based compensation been determined consistent with SFAS No. 123, the pro forma net income and per share net income for 2001, 2000 and 1999 would have been as follows:

                                                            2001   2000   1999
                                                           ------ ------ ------
     Net income........................................... $2,205 $1,139 $1,118
     Net income per share--basic..........................   2.68   1.29   1.23
     Net income per share--diluted........................   2.59   1.25   1.19

Stock Unit Awards

   Beginning in 1999, restricted stock units (RSUs) were granted to certain employees to incent performance and retention over periods ranging from two to three years. Upon the achievement of defined goals, the RSUs are converted into shares of the corporation's common stock on a one-for-one basis and issued to the employees. Awards granted in 2001, 2000 and 1999 were 184,888 units, 3,502,220 units and 655,000 units, respectively. The fair value of the stock unit awards on the date of grant in 2001, 2000 and 1999 was $4, $62 and $16, respectively. As a result of a change in the corporation's compensation system, no further awards are anticipated in future years. Compensation expense for these plans in 2001, 2000 and 1999 was $34, $20 and $8, respectively.

                                PREFERRED STOCK

   The convertible preferred stock sold to the corporation's Employee Stock Ownership Plan (ESOP) is redeemable at the option of the corporation at any time after December 15, 2001. Each share is currently convertible into eight shares of the corporation's common stock and is entitled to 10.264 votes. This stock has a 7.5% annual dividend rate, payable semiannually, and has a liquidation value of $72.50 plus accrued but unpaid dividends. ESOP dividends and dividend per share amounts declared were $18 and $5.4375 per share in 2001 and $20 and $5.4375 per share in both 2000 and 1999. The purchase of the preferred stock by the ESOP was funded with notes guaranteed by the corporation. The loan is included in long-term debt and is offset in the corporation's consolidated balance sheets under the caption unearned deferred compensation. Each year, the corporation makes contributions that, with the dividends on the preferred stock held by the ESOP, are used to pay loan interest and principal. Shares are allocated to participants based upon the ratio of the current year's debt service to the sum of the total principal and interest payments over the life of the loan. Plan expense is recognized in accordance with Emerging Issues Task Force (EITF) Opinion 89-8.

   During 1999, the ESOP extended its debt service through a loan program from the corporation. As a result of this program, the allocation of preferred shares and the related recognition of compensation expense has been extended up to 2030. The ESOP loan reflected in long-term debt was not affected by this action.

   ESOP-related expenses amounted to $6 in 2001, $17 in 2000 and less than $1 in 1999. Payments to the ESOP were $51 in 2001, $48 in 2000 and $45 in 1999. Principal and interest payments by the ESOP totaled $39 and $12 in 2001, $33 and $15 in 2000, and $27 and $18 in 1999, respectively.

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

   Minority interest in subsidiaries includes $295 of preferred equity securities issued by a wholly owned foreign subsidiary of the corporation. The securities provide a rate of return based upon the Euribor inter-bank borrowing rate, which averaged 5.2%, 3.6% and 3.9% for 2001, 2000 and 1999, respectively. The securities are redeemable in 2004 in exchange for common shares of the issuer, which may then be put to the corporation for preferred stock. In the event of this put, the corporation's preferred stock would have a nominal value of $295 with a dividend rate to be set based upon market factors at the time of issuance. The subsidiary may call the securities at any time.

   Minority interest in subsidiaries also includes preferred equity securities issued by a domestic subsidiary of the corporation. The amount of these securities was $250 for 2001, 2000 and 1999. The securities provide the holder a rate of return based upon the LIBOR interest rate plus 0.425%, are redeemable in 2005 and may be called at any time by the subsidiary. The weighted average inter-bank borrowing rate was 6.3%, 6.2% and 5.7% for 2001, 2000 and 1999, respectively. The subsidiary has the option of redeeming the securities with either cash, debt or shares of common stock of the corporation with a value of $250.

                              EARNINGS PER SHARE

   Net income per share--basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share--diluted reflects the dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Effective December 1, 1998, the corporation declared a two-for-one stock split in the form of a 100% stock dividend. Prior periods have been restated to reflect this split.

   Options to purchase 33.1 million shares at June 30, 2001, 34.1 million shares at July 1, 2000 and 9.0 million shares at July 3, 1999 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the corporation's outstanding common stock.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


   The following is a reconciliation of net income to net income per share -- basic and diluted for the years ended June 30, 2001, July 1, 2000 and July 3, 1999:

                                                          2001    2000    1999
                                                         ------  ------  ------
                                                         (shares in millions)
Income from continuing operations......................  $1,603  $1,158  $1,131
Income from discontinued operations and gain on
 disposal of discontinued operations, net of income
 taxes.................................................     663      64      60
                                                         ------  ------  ------
Net income.............................................   2,266   1,222   1,191
Less dividends on preferred stocks, net of tax
 benefits..............................................     (11)    (12)    (12)
                                                         ------  ------  ------
Income applicable to common stockholders -- basic......   2,255   1,210   1,179
Adjustment for assumed conversion of ESOP shares.......       9       9       8
                                                         ------  ------  ------
Income applicable to common stockholders -- diluted....  $2,264  $1,219  $1,187
                                                         ======  ======  ======
Average shares outstanding -- basic....................     819     875     903
Dilutive effect of stock option and stock award plans..       9       9      12
Dilutive effect of ESOP plan...........................      26      28      29
                                                         ------  ------  ------
Dilutive shares outstanding............................     854     912     944
                                                         ======  ======  ======
Income from continuing operations per share -- basic...  $ 1.94  $ 1.31  $ 1.24
                                                         ======  ======  ======
Income from discontinued operations per share --
 basic.................................................  $  .81  $  .07  $  .07
                                                         ======  ======  ======
Net income per share -- basic..........................  $ 2.75  $ 1.38  $ 1.31
                                                         ======  ======  ======
Income from continuing operations per share --
 diluted...............................................  $ 1.87  $ 1.27  $ 1.19
                                                         ======  ======  ======
Income from discontinued operations per share --
 diluted...............................................  $  .78  $  .07  $  .06
                                                         ======  ======  ======
Net income per share -- diluted........................  $ 2.65  $ 1.34  $ 1.26
                                                         ======  ======  ======

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)

                                LONG-TERM DEBT

   The composition of the corporation's long-term debt is summarized in the following table:

                                      Interest
                                     Rate Range   Maturity   2001   2000   1999
                                     -----------  --------- ------ ------ ------
U.S. dollar obligations:
        ESOP debt...................   5.73-8.18% 2002-2004 $  126 $  165 $  197
        Notes and debentures........   4.35-8.36  2002-2010  1,064  1,179  1,206
        Revenue bonds...............   2.80-3.90  2002-2024     50     50     60
        Zero coupon notes........... 10.00-14.25  2014-2015     27     24     22
        Various other obligations...                            --     10     13
                                                            ------ ------ ------
                                                             1,267  1,428  1,498
                                                            ------ ------ ------
Foreign currency obligations:
        European euro...............   4.63-6.13  2002-2008  1,759    991    574
        British pound...............          --         --     --    100     --
        Swiss franc.................          --         --     --     --     81
        Various other obligations...                            94    110     75
                                                            ------ ------ ------
                                                             1,853  1,201    730
                                                            ------ ------ ------
Total long-term debt................                         3,120  2,629  2,228
Less current maturities.............                           480    381    336
                                                            ------ ------ ------
                                                            $2,640 $2,248 $1,892
                                                            ====== ====== ======

   The ESOP debt is guaranteed by the corporation.

   The zero coupon notes are net of unamortized discounts of $97 in 2001, $100 in 2000 and $102 in 1999. Principal payments of $19 and $105 are due in 2014 and 2015, respectively.

   Payments required on long-term debt during the years ending in 2002 through 2006 are $480, $637, $360, $543 and $148, respectively.

   The corporation made cash interest payments of $251, $249 and $242 in 2001, 2000 and 1999, respectively.

   Rental expense under operating leases was $201 in 2001, $204 in 2000 and $201 in 1999. Future minimum annual fixed rentals required during the years ending in 2002 through 2006 under non-cancelable operating leases having an original term of more than one year are $99, $83, $64, $53 and $46, respectively. The aggregate obligation subsequent to 2006 is $104.

   The corporation is contingently liable for long-term leases on properties operated by others. The minimum annual rentals under these leases average approximately $25 for the years ending in 2002 through 2006. The aggregate obligation subsequent to 2006 is $75.

                               CREDIT FACILITIES

   The corporation has numerous credit facilities available, including ongoing revolving credit agreements totaling $1.82 billion that had a weighted average annual fee of 0.06% as of June 30, 2001. Subsequent to 2001, the corporation increased the size of its credit facilities to $3.82 billion in anticipation of completing the acquisition of The Earthgrains Company that is described in the subsequent event note to the consolidated

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)

financial statements. These agreements support commercial paper borrowings and other financial instruments. Selected data on the corporation's short-term obligations follow:

                                                          2001    2000    1999
                                                         ------  ------  ------
Maximum period-end borrowings........................... $2,577  $2,726  $1,844
Average borrowings during the year......................  1,573   2,102   1,473
Weighted average interest rate during the year..........    6.0%    4.9%    4.3%
Weighted average interest rate at year-end..............    5.6     6.1     4.8

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

                   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

   On July 2, 2000, the corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the corporation recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value, to recognize the ineffective portion of cash flow hedges and to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. The effect of this transition adjustment was to increase reported income in the year by approximately $1. The corporation also recorded a transition adjustment of approximately $6 in accumulated other comprehensive income to recognize previously deferred net gains on derivatives designated as cash flow hedges and a net increase in net assets of approximately $7.

Interest Rate and Currency Swaps

   To manage interest rate risk, the corporation has entered into interest rate swaps that effectively fix the interest payments of certain floating-rate debt instruments. Interest rate swap agreements are accounted for as cash flow hedges. The fair value of interest rate and currency swaps is based on quotes from swap dealers.

                                                          Weighted Average
                                                          Interest Rates(2)
                                               Notional   ---------------------
                                             Principal(1)  Receive      Pay
                                             ------------ ----------   --------
Interest Rate Swaps
2000 Receive variable --  pay fixed.......      $385            5.9%       5.4%
     Receive fixed -- pay variable........       100            7.1        6.6
1999 Receive variable --  pay fixed.......       516            4.0        4.5

Currency  Swaps
2001 Receive fixed -- pay fixed...........      $  8           13.6%       4.0%
2000 Receive variable -- pay variable.....         9            6.6        4.1
1999 Receive fixed -- pay fixed...........       360            6.1        3.4

--------

(1) The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of foreign currency or dollar principal exchanged at maturity.
(2) The weighted average interest rates are as of the respective balance sheet dates.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


Forward Exchange, Futures and Option Contracts

   The corporation uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign-currency-denominated intercompany transactions, third-party product sourcing transactions, foreign-denominated investments and other known foreign currency exposures. Gains and losses on the derivative are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The principal currencies hedged by the corporation include the European euro, Mexican peso, Canadian dollar and British pound.

   The corporation uses futures contracts to hedge commodity price risk. The principal commodities hedged by the corporation include hogs, beef, wheat, butter and corn.

   The following table summarizes by major currency the contractual amounts of the corporation's forward exchange contracts in U.S. dollars. The bought amounts represent the net U.S.-dollar-equivalent of commitments to purchase foreign currencies, and the sold amounts represent the net U.S.-dollar-equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S.-dollar-equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year.

Foreign Currency--Bought (Sold)                         2001(1) 2000(1) 1999(1)
-------------------------------                         ------- ------- -------
European euro..........................................  $ 412   $ 297   $(665)
British pound..........................................   (101)   (115)   (123)
Canadian dollar........................................    (92)    (71)    (84)
Other..................................................   (134)    (51)   (244)

--------
(1) Forward contracts denominated in European legacy currencies have been translated into European euros.

   The corporation held foreign exchange option contracts to reduce the foreign exchange fluctuations on anticipated purchase transactions. The following table summarizes the notional amount of option contracts to buy foreign currency, in U.S. dollars:

Foreign Currency--Bought                                              2001 2000
------------------------                                              ---- ----
European euro........................................................ $12  $260
Mexican pesos........................................................  33    --

   As of July 2, 2000 and June 30, 2001, the net accumulated derivative gain in accumulated other comprehensive income was $6 and the net derivative loss was $5, respectively. During the year ended June 30, 2001, $18 of accumulated net derivative gains was deferred in accumulated other comprehensive income related to cash flow hedges and $29 of accumulated net derivative gains was reclassified out of accumulated other comprehensive income into earnings. At June 30, 2001, the maximum maturity date of any cash flow hedge was two years, excluding any forward exchange, option or swap contracts related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next 12 months net losses from accumulated other comprehensive income of approximately $12, at the time the underlying hedged transactions are realized.

   During the year ended June 30, 2001, $2 of net losses related to cash flow hedge ineffectiveness and $2 related to derivative losses excluded from the assessment of effectiveness was recorded in the consolidated statements of income. Other disclosures related to fair value hedge ineffectiveness, fair value gains and losses excluded from the assessment of hedge ineffectiveness, and gains or losses resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


Non-U.S.-Dollar Financing Transactions

   The corporation uses non-U.S.-dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. For the year ended June 30, 2001, net gains of $186 arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account within stockholders' equity.

Concentrations of Credit Risk

   A large number of major international financial institutions are counterparties to the corporation's financial instruments. The corporation enters into financial instrument agreements only with counterparties meeting very stringent credit standards, limiting the amount of agreements or contracts it enters into with any one party and, where legally available, executing master netting agreements. These positions are continuously monitored. While the corporation may be exposed to credit losses in the event of nonperformance by these counterparties, it does not anticipate material losses, because of these control procedures.

   Trade accounts receivable due from highly leveraged customers were $69 at June 30, 2001, $62 at July 1, 2000 and $58 at July 3, 1999. The financial position of these businesses has been considered in determining allowances for doubtful accounts.

Guarantees

   The corporation had third-party guarantees outstanding, aggregating approximately $14 at June 30, 2001, $14 at July 1, 2000 and $17 at July 3, 1999. These guarantees relate primarily to financial arrangements to support various suppliers of the corporation and are secured by the inventory and fixed assets of the suppliers.

Fair Values

   The carrying amounts of cash and equivalents, trade receivables, notes payable and accounts payable approximated fair value as of June 30, 2001, July 1, 2000 and July 3, 1999. The fair values of the remaining financial instruments recognized on the consolidated balance sheets of the corporation at the respective year-ends were:

                                                           2001    2000   1999
                                                          ------  ------ ------
Long-term debt, including current portion................ $3,098  $2,654 $2,315
ESOP convertible preferred stock.........................    508     514    694
Interest rate swaps......................................     --       6      3
Currency swaps...........................................     --       1     12
Foreign currency forwards................................    (20)     13     60
Foreign currency options.................................     (1)      8     --

   The fair value of the corporation's long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the ESOP preferred stock is based on the contracted conversion into the corporation's common stock. The fair value of interest rate and currency swaps is based on quotes from swap dealers. The fair value of foreign currency forwards and options is based upon currency forward rates obtained from third-party institutions.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


                                 UNUSUAL ITEMS

PYA/Monarch Disposition

   In December 2000, the corporation sold its PYA/Monarch foodservice distribution business and received cash proceeds of $1,559. The disposition resulted in a gain before income taxes of $1,126 and an after-tax gain of $638, or $.75 of diluted earnings per share. The PYA/Monarch foodservice operation constituted a reportable segment of the corporation, and as a result, this gain has been recognized in the discontinued operations section of the accompanying consolidated financial statements.

Gain on Disposal of Coach Business

   A tax-free gain of $967, or $1.13 of diluted earnings per share, was recognized on the disposition of the Coach business in 2001. This disposition took place in two steps. In October 2000, the corporation's Coach subsidiary completed an initial public offering of 19.5% (8,487,000 shares) of its common stock. Cash proceeds of $122 were received and a tax-free gain of $105 was recognized upon completion of the offering. In April 2001, the second step of the disposition was completed when the corporation's remaining 80.5% (35,026,333 shares) ownership interest in Coach was exchanged with third parties for 41,402,285 shares of Sara Lee common stock. The market value of the Coach shares disposed of was $998, and an $862 gain was recognized on this tax-free transaction.

Other Business Dispositions

   During 2001, the corporation's management approved plans to dispose of 17 non-core businesses. At the end of 2001, the disposition of 10 of these businesses had been completed, and the corporation expects to complete the disposition of the remaining businesses by December 2001. These actions resulted in a pretax charge of $341 and a reduction in net income of $352, or $.41 of diluted earnings per share. Of the total pretax charge, $236 relates to the 10 transactions that were closed in 2001 and $105 is the estimated loss on transactions that are anticipated to close in 2002. The $341 charge is included in the "business dispositions and other charges" line of the consolidated statement of income and reduced operating income in the corporation's business segments as follows: Intimates and Underwear -- $246; Sara Lee Foods -- $93; and Beverage -- $2. These 17 businesses had an operating loss of $7 in 2001 and an operating profit of $2 in 2000. Sales recognized by these operations were $670 in 2001 and $925 in 2000.

   Cash proceeds of $120 were received for the 10 business dispositions completed in 2001. Businesses disposed in 2001 included Argal, a Spanish meat business; Ozark Salad, a domestic prepared salad business; the Champion apparel business in Europe and a portion of the domestic Champion business; Bakery operations in Europe and India; and certain intimate apparel businesses in Australasia and Europe.

   Business dispositions expected to close in 2002 include the Liabel intimate apparel business in Europe; Bakery and textile manufacturing operations in China; and a number of businesses that supply textile products to the domestic and European intimate apparel industry. The $105 estimated loss on the disposition of these businesses is the difference between the estimated selling price and the corporation's investment in these operations as of June 30, 2001. The estimated selling prices were based upon submitted bids and discussions with prospective buyers, as well as input from investment bankers retained by the corporation. The net assets of businesses awaiting sale are displayed on the "net assets of businesses held for sale" line of the consolidated balance sheets.

   In the first week of 1999, the corporation disposed of certain assets related to its international tobacco operations. The corporation received cash proceeds of $386 upon closing the transaction, had an investment in

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)

the net assets of the business of $249 and recognized a pretax gain of $137 in 1999. The gain on this sale increased 1999 income from continuing operations by $97, or $.10 of diluted earnings per share.

Other Charges

   During 2001, the corporation's management approved plans to terminate a number of employees and exit certain manufacturing, distribution and administrative activities within a 12-month period. These actions resulted in a pretax charge of $213 and a reduction in net income of $148, or $.17 of diluted earnings per share. Of the $213 charge, $187 is included in the "business dispositions and other charges" line of the consolidated statement of income. The remaining $26 relates to anticipated losses on the exit of certain licensed products and is displayed in the "cost of sales -- product line exit costs" line of the consolidated statement of income. $210 of the charge is directly attributable to the corporation's business segments, and $3 is related to the corporate headquarters. Business segment operating income was reduced as follows: Intimates and Underwear -- $165; Sara Lee Foods --
 $36; Beverage -- $6; and Household Products -- $3. The $213 charge consists of the following:

  . $124 of the charge is for the cost of severance and other employee benefits associated with the termination of 13,200 employees. The specific location of these employees and the status of the planned actions as of June 30, 2001 are summarized in a table contained in this note.

  . $38 of the charge is for anticipated losses on the disposal of real estate and equipment at nine owned facilities and the disposal of equipment at a number of leased facilities. The loss recognized is the difference between the estimated selling price and the carrying value of the assets held for sale. Selling prices were estimated based upon third-party appraisals of real estate held for sale and the corporation's prior experience with comparable equipment disposals. The charge primarily relates to the planned exit of Intimates and Underwear manufacturing facilities in the United States, Mexico and Europe; two domestic meat processing plants; and a Beverage facility in Europe. As of June 30, 2001, four of the nine owned facilities had been closed, and all actions contemplated by the exit plan are expected to be completed within 12 months of the related charge. The carrying value of the property and equipment awaiting sale at June 30, 2001 is $26.

  . $23 of the charge is related to non-cancelable lease payments on 26 leased facilities that are being exited. The charge is the difference between the non-cancelable lease obligation after the facility is exited and the estimated sublease income that will be received. As of June 30, 2001, nine of the leased facilities had been exited.

  . $28 of the charge resulted from the decision to terminate product licensing agreements and exit related manufacturing operations. Of the $28 charge, $26 is for anticipated losses on the disposition of inventory related to manufacturing operations exited and $2 is for payments to cancel third-party licensing arrangements. The loss recognized on the disposition of inventory is the difference between the estimated net realizable value of the inventory and the related carrying value. Net realizable values were based upon the corporation's prior experience with the disposition of similar types of product.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


   The following table summarizes the charges taken for the approved exit plans and the related activity through June 30, 2001:

                                            Write-down of           Accrued Exit
                                              Assets to             Costs as of
                                 Exit Costs Net Realizable   Cash     June 30,
                                 Recognized     Value      Payments     2001
                                 ---------- -------------- -------- ------------
Employee termination and other
 benefits......................     $124         $ --        $(29)      $ 95
Expected losses on disposal of
 inventories...................       26          (26)         --         --
Expected losses on disposal of
 property and equipment and
 other related costs...........       38          (37)         (1)        --
Other exit costs -- includes
 non-cancelable lease and other
 contractual obligations.......       25           --          (3)        22
                                    ----         ----        ----       ----
Total exit costs...............     $213         $(63)       $(33)      $117
                                    ====         ====        ====       ====

   Of the $213 charge, $150 will require the use of cash and $63 is a non-cash component. The corporation expects to fund the cash costs of this charge from internal sources and proceeds generated from the sale of non-core businesses.

   The following table summarizes the planned employee terminations by location and business segment, and the status of those actions as of the end of 2001:

                                                     Intimates            As of
                         Sara Lee          Household    and              June 30,
                          Foods   Beverage Products  Underwear Corporate   2001
                         -------- -------- --------- --------- --------- --------
United States...........   504       --        --      1,445       21      1,970
Canada..................    --       --        --        101       --        101
Puerto Rico, Mexico and
 Latin America..........    17       --        --      8,633       --      8,650
Europe..................   237       72        --      1,627       --      1,936
Asia and Africa.........    --       --        48        495       --        543
                           ---      ---       ---     ------      ---     ------
                           758       72        48     12,301       21     13,200
                           ===      ===       ===     ======      ===     ======
As of June 30, 2001:
 Actions completed......   328       --        48      4,074        8      4,458
 Actions remaining......   430       72        --      8,227       13      8,742
                           ---      ---       ---     ------      ---     ------
                           758       72        48     12,301       21     13,200
                           ===      ===       ===     ======      ===     ======

Product Recall

   On December 22, 1998, the corporation announced that it was recalling specific production lots of hot dogs and other packaged meat products that could contain Listeria bacteria. The estimated cost of this action was recognized in the second quarter of 1999 and reduced 1999 income from continuing operations before income taxes, income from continuing operations and income from continuing operations per common share -- diluted by $76, $50 and $.05 per share, respectively. The recall charge recognized the estimated costs associated with the return and destruction of affected products sold through retail grocery stores and selected foodservice channels in the United States, the destruction of affected inventory in the corporation's Zeeland, Michigan facility, and liabilities incurred as a result of these actions. Substantially all of the product and inventory subject to the recall was subsequently destroyed. The actual costs of the inventory destroyed and related disposition costs were consistent with prior estimates.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


                                 ACQUISITIONS

   During 2001, the corporation acquired several businesses for an aggregate purchase price of $300. The principal acquisitions were Cafe Pilaio Caboclo Ltda., a Brazilian manufacturer and marketer of roasted coffee; Amando, a European processed meat manufacturer; and Zorba, a Brazilian apparel manufacturer. The businesses acquired in 2001 generated sales of $247 and contributions to pretax income were not significant.

   During 2000, the corporation acquired several businesses and certain equity method investments for an aggregate purchase price of $1 billion, consisting of $743 of cash and $257 of common stock. The principal acquisitions were Chock full o'Nuts Corporation, a domestic roaster, packer and marketer of coffee; the North American coffee business of Nestle S.A., which includes the Hills Bros, MJB and Chase & Sanborn brands; Outer Banks Inc., a manufacturer, marketer and distributor of knitted sport shirts; and Courtaulds Textiles plc, a European producer, marketer and distributor of private-label and branded apparel products. The corporation also acquired a minority interest in Johnsonville Sausage, a domestic manufacturer and marketer of fresh meat products.

   During 1999, the corporation acquired several companies for an aggregate purchase price of $234 in cash and $9 of common stock. The principal acquisitions were Continental Coffee, a domestic manufacturer, marketer and distributor of roasted and ground coffee; and Monsavon, a European marketer and distributor of personal body care products.

                               SUBSEQUENT EVENT

   In July 2001, the corporation announced that it had entered into an agreement to acquire The Earthgrains Company (Earthgrains), a fresh packaged bread and refrigerated dough business in the United States and Europe. Under the terms of the agreement, the corporation made a cash tender offer for all of Earthgrains' common stock at $40.25 per share, or approximately $1.9 billion, plus the assumption of Earthgrains' outstanding long-term debt of approximately $957. On August 7, 2001, upon the completion of the initial tender offer period, the corporation acquired Earthgrains when approximately 93% of the outstanding Earthgrains shares were tendered and accepted by the corporation. Following the completion of the tender offer period, Earthgrains was merged into a subsidiary of Sara Lee.

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

   The employee benefit plans of the corporation's foreign subsidiaries have provisions consistent with local practices.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


   The components of the defined benefit plan expenses were:

                                                           2001   2000   1999
                                                           -----  -----  -----
Components of defined benefit net periodic benefit cost
 Service cost............................................. $  92  $  85  $  87
 Interest cost............................................   179    134    139
 Expected return on assets................................  (235)  (183)  (193)
 Amortization of
  Net initial asset.......................................    (3)    (3)    (4)
  Prior service cost......................................     9      9      7
  Net actuarial loss......................................     2      6      8
                                                           -----  -----  -----
Net periodic benefit cost................................. $  44  $  48  $  44
                                                           =====  =====  =====

   The funded status of defined benefit plans at the respective year-ends was:

                                                        2001    2000    1999
                                                       ------  ------  ------
Projected benefit obligation
 Beginning of year.................................... $2,928  $2,326  $2,297
 Service cost.........................................     92      85      87
 Interest cost........................................    179     134     139
 Plan amendments......................................      2       6      15
 Acquisitions/dispositions............................     10     619     (43)
 Benefits paid........................................   (141)   (104)    (99)
 Participant contributions............................      1       2       1
 Actuarial loss (gain)................................     37     (45)    (17)
 Foreign exchange.....................................   (151)    (95)    (54)
                                                       ------  ------  ------
 End of year.......................................... $2,957  $2,928  $2,326
                                                       ------  ------  ------
Fair value of plan assets
 Beginning of year.................................... $3,007  $2,238  $2,306
 Actual return on plan assets.........................    (55)    248      96
 Employer contributions...............................     56      24      22
 Participant contributions............................      1       2       1
 Benefits paid........................................   (141)   (104)    (99)
 Acquisitions/dispositions............................     (1)    708     (31)
 Foreign exchange.....................................   (166)   (109)    (57)
                                                       ------  ------  ------
 End of year.......................................... $2,701  $3,007  $2,238
                                                       ------  ------  ------
Funded status......................................... $ (256) $   79  $  (88)
Unrecognized
 Prior service cost...................................     59      70      77
 Net actuarial loss...................................    350      50     173
 Net initial liability (asset)........................      4       2      (1)
                                                       ------  ------  ------
Prepaid benefit cost recognized....................... $  157  $  201  $  161
                                                       ------  ------  ------
Amounts recognized on the consolidated balance sheets
 Noncurrent benefit liability......................... $  (38) $   --  $ (132)
 Other noncurrent assets..............................     --     171     199
 Accumulated other comprehensive income...............    195      30      94
                                                       ------  ------  ------
Prepaid benefit cost recognized....................... $  157  $  201  $  161
                                                       ======  ======  ======

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


   Net pension expense is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year. The weighted average assumptions at the respective year-ends were:

                                                               2001  2000  1999
                                                               ----  ----  ----
     Discount rate............................................ 6.1%  6.2%  5.9%
     Rate of compensation increase............................ 4.9   4.9   4.7
     Long-term rate of return on plan assets.................. 8.0   8.2   8.4

   The corporation provides health care and life insurance benefits to certain retired employees and their covered dependents and beneficiaries. Generally, employees who have attained age 55 and who have rendered 10 years of service are eligible for these postretirement benefits. Certain retirees are required to contribute to plans in order to maintain coverage. The components of the expense for these plans were:

                                                                2001 2000 1999
                                                                ---- ---- ----
     Components of defined benefit net periodic benefit cost
      Service cost............................................. $ 4  $ 6  $ 6
      Interest cost............................................  11   12   13
      Net amortization and deferral............................   1    1    2
                                                                ---  ---  ---
     Net periodic benefit cost................................. $16  $19  $21
                                                                ===  ===  ===

   The funded status of postretirement benefit plans at the respective year-ends was:

                                                          2001   2000   1999
                                                          -----  -----  -----
     Accumulated postretirement benefit obligation
      Beginning of year.................................. $ 181  $ 196  $ 204
      Service cost.......................................     4      6      6
      Interest cost......................................    11     12     13
      Net benefit paid...................................   (14)   (14)   (12)
      Actuarial loss (gain)..............................     2    (17)   (13)
      Foreign exchange...................................    (4)    (2)    (2)
                                                          -----  -----  -----
      End of year........................................ $ 180  $ 181  $ 196
                                                          -----  -----  -----
     Fair value of plan assets........................... $   2  $   2  $   2
                                                          -----  -----  -----
     Funded status....................................... $(178) $(179) $(194)
     Unrecognized
      Prior service cost.................................    (2)    (2)    (2)
      Net actuarial (gain)...............................   (28)   (26)    (7)
      Net initial asset..................................    (6)    (5)    (4)
                                                          -----  -----  -----
     Net accrued benefit liability recognized on the
      consolidated balance sheets........................ $(214) $(212) $(207)
                                                          -----  -----  -----
     Weighted average discount rate......................   6.5%   6.5%   6.3%
                                                          =====  =====  =====

   The assumed health care cost trend rate is 8% for 2001, decreasing to 7% in fiscal 2002 and remaining at that level thereafter. These trend rates reflect the corporation's prior experience and management's expectation

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)

that future rates will decline. Assumed health care cost trend rates impact the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            One        One
                                                         Percentage Percentage
                                                           Point      Point
                                                          Increase   Decrease
                                                         ---------- ----------
     Effect on total service and interest components....    $ 2        $ (1)
     Effect on postretirement benefit obligation........     15         (11)

                                 INCOME TAXES

   The provisions for income taxes computed by applying the U.S. statutory rate to income before taxes as reconciled to the actual provisions were:

                                    2001            2000             1999
                               --------------- ---------------  ---------------
                               Amount  Percent Amount  Percent  Amount  Percent
                               ------  ------- ------  -------  ------  -------
Income from continuing
 operations before provision
 for income taxes
 United States...............  $1,079    58.3% $  975   62.2%   $  679    43.3%
 Foreign.....................     772    41.7     592   37.8       891    56.7
                               ------   -----  ------   ----    ------   -----
                               $1,851   100.0% $1,567   100.0%  $1,570   100.0%
                               ======   =====  ======   ====    ======   =====
Tax expense at U.S. statutory
 rate........................  $  648    35.0% $  548   35.0%   $  550    35.0%
State taxes, net of federal
 benefit.....................       9     0.5      16    1.0        12     0.8
Difference between U.S. and
 foreign rates...............    (169)   (9.2)    (77)  (4.9)     (106)   (6.7)
Gain on disposal of Coach
 business....................    (338)  (18.3)     --     --        --      --
Business dispositions and
 other charges...............     140     7.6      --     --        --      --
Nondeductible amortization...      50     2.7      50    3.2        48     3.0
Other, net...................     (92)   (4.9)   (128)  (8.2)      (65)   (4.1)
                               ------   -----  ------   ----    ------   -----
Taxes at effective worldwide
 tax rates...................  $  248    13.4% $  409   26.1%   $  439    28.0%
                               ======   =====  ======   ====    ======   =====

   Current and deferred tax provisions (benefits) were:

                                    2001             2000             1999
                              ---------------- ---------------- ----------------
                              Current Deferred Current Deferred Current Deferred
                              ------- -------- ------- -------- ------- --------
United States................  $(12)    $29     $ 99     $36     $117     $46
Foreign......................   169      48      241       8      237      20
State........................     3      11       21       4       56     (37)
                               ----     ---     ----     ---     ----     ---
                               $160     $88     $361     $48     $410     $29
                               ====     ===     ====     ===     ====     ===

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


   Following are the components of the deferred tax provisions (benefits) occurring as a result of transactions being reported in different years for financial and tax reporting:

                                                               2001 2000  1999
                                                               ---- ----  ----
     Depreciation............................................. $ 11 $(39) $(73)
     Inventory valuation methods..............................   22  (23)  (27)
     Nondeductible reserves...................................   31   17   101
     Other, net...............................................   24   93    28
                                                               ---- ----  ----
                                                               $ 88 $ 48  $ 29
                                                               ---- ----  ----
     Cash payments for income taxes........................... $259 $245  $321
                                                               ==== ====  ====

   The deferred tax (assets) liabilities at the respective year-ends were as follows:

                                                           2001   2000   1999
                                                           -----  -----  -----
     Deferred tax (assets) liabilities
      Reserves not deductible until paid.................. $(325) $(435) $(470)
      Intangibles.........................................   232    186    200
      Restructuring reserves..............................   (52)   (11)   (22)
      Net operating loss and other tax carryforwards......   (86)   (37)   (15)
      Property, plant and equipment.......................   (60)   (55)     4
      Other...............................................    (8)    23    (96)
                                                           -----  -----  -----
     Net deferred tax (assets)............................ $(299) $(329) $(399)
                                                           =====  =====  =====

   At June 30, 2001, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings had not been permanently reinvested, deferred taxes of between $425 and $475 would have been recognized in the consolidated financial statements.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)

                          BUSINESS SEGMENT INFORMATION

   The corporation's business segments are described under Item 1 -- Business on pages 1 through 10.

                                                2001         2000     1999
                                               -------      -------  -------
Sales(1)
Sara Lee Foods................................ $ 5,081      $ 5,088  $ 5,249
Beverage......................................   2,889        2,827    2,627
Household Products............................   2,088        2,154    2,095
Intimates and Underwear.......................   7,767        7,598    7,440
                                               -------      -------  -------
                                                17,825       17,667   17,411
Intersegment..................................     (78)        (156)    (141)
                                               -------      -------  -------
 Total........................................ $17,747      $17,511  $17,270
                                               =======      =======  =======
Operating Income
Sara Lee Foods................................ $   234(3)   $   370  $   397(5)
Beverage......................................     477(3)       472      570(6)
Household Products............................     342(3)       355      328
Intimates and Underwear.......................   1,400(3,4)     844      776
                                               -------      -------  -------
 Total operating companies income.............   2,453        2,041    2,071
                                               -------      -------  -------
Amortization of goodwill and trademarks.......    (191)        (171)    (163)
General corporate expenses....................    (231)(3)     (127)    (197)
                                               -------      -------  -------
 Total operating income.......................   2,031        1,743    1,711
Net interest expense..........................    (180)        (176)    (141)
                                               -------      -------  -------
 Income from continuing operations before
  income taxes................................ $ 1,851      $ 1,567  $ 1,570
                                               =======      =======  =======

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)


                                                         2001    2000   1999(2)
                                                        ------- ------- -------
Assets
Sara Lee Foods......................................... $ 2,037 $ 2,310 $ 2,173
Beverage...............................................   1,669   1,967   1,187
Household Products.....................................   1,750   1,464   1,839
Intimates and Underwear................................   4,372   4,902   4,642
                                                        ------- ------- -------
                                                          9,828  10,643   9,841
Other(7,8).............................................     339     968     451
                                                        ------- ------- -------
 Total assets.......................................... $10,167 $11,611 $10,292
                                                        ------- ------- -------
Depreciation
Sara Lee Foods......................................... $   129 $   119 $    98
Beverage...............................................      77      81      69
Household Products.....................................      30      31      31
Intimates and Underwear................................     149     154     141
                                                        ------- ------- -------
                                                            385     385     339
Other..................................................       7      17      13
                                                        ------- ------- -------
 Total depreciation.................................... $   392 $   402 $   352
                                                        ------- ------- -------
Additions to Long-lived Assets
Sara Lee Foods......................................... $   185 $   316 $   193
Beverage...............................................     331     399     171
Household Products.....................................      51      76     129
Intimates and Underwear................................     234     386     231
                                                        ------- ------- -------
                                                            801   1,177     724
Other..................................................      24      18       2
                                                        ------- ------- -------
 Total additions to long-lived assets.................. $   825 $ 1,195 $   726
                                                        ======= ======= =======

--------
(1) Includes sales between segments. Such sales are at transfer prices that are equivalent to market value.
(2) 53-week year.
(3) Includes provisions for business dispositions and other charges reported in the 2001 consolidated statement of income which reduced operating income by: Sara Lee Foods $129; Beverage $8; Household Products $3; Intimates and Underwear $411; and Corporate Office $3.
(4) Includes the gain on the disposal of the Coach business of $967.
(5) Includes the product recall charge which reduced operating income by $76.
(6) Includes the gain on sale of the tobacco operations which increased operating income by $137.
(7) Principally cash and equivalents, certain fixed assets and certain other noncurrent assets.
(8) Includes net assets of businesses held for sale of $94 in 2001, $563 in 2000 and $315 in 1999.

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)

                          GEOGRAPHIC AREA INFORMATION

                                       United
                                       States  France Netherlands Other   Total
                                       ------- ------ ----------- ------ -------
2001
Sales................................. $10,131 $1,351   $  969    $5,296 $17,747
Long-lived assets.....................   2,631    375      740     1,091   4,837
--------------------------------------------------------------------------------
2000
Sales................................. $ 9,979 $1,534   $1,021    $4,977 $17,511
Long-lived assets.....................   2,796    472      876     1,076   5,220
--------------------------------------------------------------------------------
1999
Sales................................. $ 9,413 $1,681   $1,069    $5,107 $17,270
Long-lived assets.....................   2,230    515    1,043     1,215   5,003
--------------------------------------------------------------------------------

                     Sara Lee Corporation and Subsidiaries

                  (dollars in millions except per share data)

                           QUARTERLY FINANCIAL DATA
                                  (unaudited)

                                                   Quarter
                                         ------------------------------------
                                         First     Second    Third     Fourth
                                         ------    ------    ------    ------
2001
Continuing operations
 Net sales.............................  $4,455    $4,757    $4,308    $4,227
 Gross profit..........................   1,855     2,015(2)  1,797     1,790(6)
Income.................................     238       151(3)    241(5)    973(7)
Income per common share -- basic.......     .28       .18(3)    .29(5)   1.24(7)
Income per common share -- diluted.....     .27       .17(3)    .28(5)   1.19(7)
Net income.............................     254       798(4)    241(5)    973(7)
Per common share
 Net income -- basic...................     .30       .96(4)    .29(5)   1.24(7)
 Net income -- diluted.................     .29       .92(4)    .28(5)   1.19(7)
Cash dividends declared................    .135      .145      .145      .145
Market price -- high...................   20.81     25.31     24.75     23.25
      -- low...........................   17.44     19.00     20.20     18.26
      -- close.........................   20.31     24.56     21.58     18.94
--------------------------------------------------------------------------------
2000
Continuing operations
 Net sales.............................  $4,239    $4,634    $4,175    $4,463
 Gross profit..........................   1,784     2,018     1,768     1,841
Income.................................     241       375       249       293
Income per common share -- basic.......     .27       .42       .28       .33
Income per common share -- diluted.....     .26       .40       .27       .33
Net income.............................     258       389       262       313
Per common share
 Net income -- basic...................     .29       .44       .30       .36
 Net income -- diluted.................     .28       .42       .29       .35
Cash dividends declared................    .125      .135      .135      .135
Market price -- high...................   24.44     27.50     22.00     19.44
     -- low............................   21.19     21.06     13.38     14.56
     -- close..........................   22.94     22.06     18.00     19.31
--------------------------------------------------------------------------------
1999
Continuing operations
 Net sales.............................  $4,192    $4,626    $4,011    $4,441
 Gross profit..........................   1,742     2,011     1,746     1,892
Income.................................     324(8)    308(9)    233       266
Income per common share -- basic.......     .35(8)    .34(9)    .25       .30
Income per common share -- diluted.....     .34(8)    .32(9)    .24       .29
Net income.............................     338(8)    322(9)    245       286
Per common share(1)
 Net income -- basic...................     .37(8)    .35(9)    .27       .32
 Net income -- diluted.................     .35(8)    .34(9)    .26       .31
Cash dividends declared................    .115      .125      .125      .125
Market price -- high...................   29.59     30.81     29.88     26.31
    -- low.............................   22.16     26.13     23.50     21.50
    -- close...........................   27.25     29.50     26.13     22.50
--------------------------------------------------------------------------------

(1) Restated for the 2-for-1 stock split in 1999.
(2) Includes cost of sales--product line exit costs of $24.
(3) Includes gain from the initial public offering of Coach of $105 and business dispositions and other charges of $317, or a reduction of $.25 per share basic and diluted.
(4) Includes gain from the initial public offering of Coach of $105, gain on the sale of PYA/Monarch of $638 and business dispositions and other charges of $317, or an increase of $.52 per share--basic, $.48 per share-- diluted.
(5) Includes income from business dispositions and other charges of $5, or an increase of $.01 per share basic and diluted.
(6) Includes cost of sales--product line exit costs of $2.
(7) Includes gain on the disposal of the Coach business of $862 and business dispositions and other charges of $188, or an increase of $.86 per share-- basic, $.82 per share--diluted.
(8) Includes gain on sale of business of $97, or $.11 per share--basic, $.10 per share--diluted.
(9) Includes product recall charge of $50, or $.06 per share--basic, $.05 per share--diluted.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Management of Sara Lee Corporation:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Sara Lee Corporation included in this Form 10-K, and have issued our report thereon dated July 27, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental Schedule II is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois
July 27, 2001

                                  SCHEDULE II

                     Sara Lee Corporation and Subsidiaries

                       VALUATION AND QUALIFYING ACCOUNTS
        For the Years Ended July 3, 1999, July 1, 2000 and June 30, 2001

                                       Provision
                                        Charged  Write-offs
                            Balance at to Costs      (1)/      Other     Balance
                            Beginning     and    Allowances  Additions   at End
                             of Year   Expenses    Taken    (Deductions) of Year
                            ---------- --------- ---------- -----------  -------
For the Year Ended July 3,
 1999:
  Allowances for bad
   debts..................     $127      $ 37      $ (39)      $ (5)      $120
  Other receivables
   allowances (2).........       69       131       (123)        (4)        73
                               ----      ----      -----       ----       ----
    Total.................     $196      $168      $(162)      $ (9)      $193
                               ====      ====      =====       ====       ====
For the Year Ended July 1,
 2000:
  Allowances for bad
   debts..................     $120      $ 31      $ (41)      $ (5)      $105
  Other receivables
   allowances.............       73        69        (65)        13         90
                               ----      ----      -----       ----       ----
    Total.................     $193      $100      $(106)      $  8       $195
                               ====      ====      =====       ====       ====
For the Year Ended June
 30, 2001:
  Allowances for bad
   debts..................     $105      $ 27      $ (25)      $(20)      $ 87
  Other receivables
   allowances.............       90        79        (79)       (20)        70
                               ----      ----      -----       ----       ----
    Total.................     $195      $106      $(104)      $(40)      $157
                               ====      ====      =====       ====       ====

--------
(1) Net of collections on accounts previously written off.
(2) Includes a $37 million provision and subsequent write-off of receivables associated with the returns and destruction of meat products subject to a product recall.

                                 EXHIBIT INDEX

 3. Exhibits

                                       Incorporation by Reference
                                       --------------------------
 (3a)       1. Charter                 Exhibit 4.1 to Registration Statement
                                       No. 33-35760 on Form S-8 dated July 6,
                                       1990, Exhibit 4.2 to Registration
                                       Statement No. 33-37575 on Form S-8
                                       dated November 1, 1990 and
                                       Exhibit 3(a) to Report on Form 10-K
                                       for Fiscal Year ended July 2, 1994

            2. Articles of Amendment   Exhibit 3(a)2 to Report on Form 10-K
            to Charter                 for Fiscal Year ended July 3, 1999

            3. Articles                Exhibit 3(a) to Report on Form 10-K
            Supplementary              for Fiscal Year ended July 3, 1999

 (3b)       Bylaws                     Exhibit 3(b) to Report on Form 10-K
                                       for Fiscal Year ended July 1, 2000

 (4)        1. Stockholder Rights      Exhibit 4.1 to Report on Form 8-K
              Agreement, dated as      dated May 15, 1998
              of March 26, 1998
              between Sara Lee
              Corporation and First
              Chicago Trust
              Company of New York,
              as rights agent.
            2. Form of Floating Rate   Exhibit 4.1 to Current Report on Form 8-K
              Note due 2003            dated September 24, 2001
            3. Form of 6 1/4% Notes    Exhibit 4.2 to Current Report on Form 8-K
              due 2011                 dated September 24, 2001
    Sara Lee, by signing this Report, agrees to furnish the Securities and
    Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of Sara Lee and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of Sara Lee and its subsidiaries on a consolidated basis.

 (10)        *1. 1981 Stock Option     Exhibit 10(11) to Report on Form 10-K
               Plan, as                for Fiscal Year ended July 1, 1989
               amended

             *2. 1988 Non-Qualified    Exhibit 10(3) to Report on Form 10-K
               Stock Option            for Fiscal Year ended July 1, 1995
               Plan, as amended

             *3. 1989 Incentive        Exhibit 10(4) to Report on Form 10-K
               Stock Plan, as          for Fiscal Year ended June 28, 1997
               amended

             *4. Supplemental          Exhibit 10(5) to Report on Form 10-K
               Benefit Plan, as        for Fiscal Year ended June 28, 1997
               amended

             *5. Performance-Based     Exhibit A to Proxy Statement dated
               Annual                  September 20, 1995
               Incentive Plan

             *6. 1995 Long-Term        Exhibit 10(16) to Report on Form 10-K
               Incentive Stock         for Fiscal Year ended June 28, 1997
               Plan, as amended

             *7. 1995 Non-Employee     Exhibit 10(8) to Report on Form 10-K
               Director                for Fiscal Year ended July 3, 1999
               Stock Plan, as
               amended

                                       Incorporation by Reference
                                       --------------------------
             *8. 1998 Long-Term        Exhibit A to Proxy Statement dated
               Incentive Stock         September 21, 1998
               Plan

             *9. 1999 Non-Employee     Exhibit A to Proxy Statement dated
               Director                September 20, 1999
               Stock Plan

            *10. Non-Qualified         Exhibit 10(19) to Report on Form 10-K
               Deferred                for Fiscal Year ended June 27, 1999
               Compensation Plan for
               Outside
               Directors, as amended

            *11. Executive Deferred    Exhibit 10(12) to Report on Form 10-K
               Compensation            for Fiscal Year ended July 3, 1999
               Plan

            *12. Second Amendment to   Exhibit 10(13) to Report on Form 10-K
               Executive               for Fiscal Year ended July 1, 2000
               Deferred Compensation
               Plan

            *13. FY 1999-01 Long       Exhibit 10(15) to Report on Form 10-K
               Term                    for Fiscal Year ended July 3, 1999
               Performance Incentive
               Plan

            *14. FY 2000-02 Long
               Term
               Performance Incentive
               Plan

            *15. FY 2001-03 Long       Exhibit 10.1 to Report on Form 10-Q
               Term                    for quarterly period ended September 30,
               Performance Incentive   2000
               Plan

            *16. Non-Qualified         Exhibit 10(17) to Report on Form 10-K
               Estate Builder          for Fiscal Year ended June 29, 1985
               Deferred Compensation
               Plan

            *17. Severance Policy      Exhibit 10(23) to Report on Form 10-K
               for Corporate           for Fiscal Year ended June 28, 1997
               Officers, as amended

            *18. Employment            Exhibit 10(24) to Report on Form 10-K
               Agreement, dated        for Fiscal Year ended June 28, 1997
               January 1, 1996,
               between Sara
               Lee Corporation and
               Frank L.
               Meysman

            *19. Employment            Exhibit 10(25) to Report on Form 10-K
               Agreement, dated        for Fiscal Year ended June 28, 1997
               January 1, 1996,
               between Sara
               Lee/DE N.V. and Frank
               L.
               Meysman and
               attachments
               (translated from
               Dutch)

            *20. Restricted Share      Exhibit 10(27) to Report on Form 10-K
               Unit Agreement          for Fiscal Year ended June 27, 1998
               dated April 29, 1998
               between Sara
               Lee Corporation and
               Frank L.
               Meysman

            *21. Consulting and        Exhibit 10(21) to Report on Form 10-K
               Retirement              for Fiscal Year ended July 1, 2000.
               Agreement dated
               February 25,
               2000 between Sara Lee
               Corporation and John
               H. Bryan

             22. Agreement and Plan    Exhibit 2.1 to Current Report on Form 8-K
               of Merger, dated as     dated August 8, 2001
               of June 29, 2001, by
               and among Sara Lee
               Corporation, SLC
               Acquisition Corp. and
               The Earthgrains
               Company

                                       Incorporation by Reference
                                       --------------------------
 (12)        1. Computation of Ratio   Exhibit 2.1 to Current Report on Form 8-K
               of Earnings to Fixed    dated August 8, 2001
               Charges

             2. Computation of Ratio
               of Earnings to Fixed
               Charges and Preferred
               Stock Dividend
               Requirements

 (21)       List of Subsidiaries

 (23)       Consent of Arthur
               Andersen LLP

 (24)       Powers of Attorney

--------
*Management compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.