Form 10-Q
period 2001-09-29
LEE SARA CORP
filed 2001-11-13
CIK 23666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended      September 29, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

Commission file number                         1-3344
                      ----------------------------------------------------------

                              Sara Lee Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                           36-2089049
     -------------------                                ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     Three First National Plaza, Suite 4600, Chicago, Illinois  60602-4260
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

Yes    X        No ________
    --------

     On September 29, 2001, the Registrant had 783,324,463 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

                         The document contains 48 pages.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----

PART I -

         ITEM 1. - FINANCIAL STATEMENTS -
                   Preface                                                                                    3

                   Condensed Consolidated Balance Sheets -
                           At September 29, 2001 and June 30, 2001                                            4

                   Consolidated Statements of Income -
                           For the thirteen weeks ended September 29, 2001
                           and September 30, 2000                                                             5

                   Consolidated Statements of Common Stockholders' Equity -
                           For the period July 1, 2000 to September 29, 2001                                  6

                   Consolidated Statements of Cash Flows -
                           For the thirteen weeks ended September 29, 2001
                           and September 30, 2000                                                             7

                   Notes to Consolidated Financial Statements                                                 8

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION                                                       20

         ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK                                                                              26

PART II -


         ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       27

         ITEM 5. - OTHER INFORMATION                                                                         29

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                          30

SIGNATURE                                                                                                    31

EXHIBIT 10.1     - Form of Executive Severance Agreement for the Chief Executive
                           Officer of Sara Lee Bakery Group                                                  32

EXHIBIT 12.1     - Computation of Ratio of Earnings to Fixed Charges                                         47

EXHIBIT 12.2     - Computation of Ratio of Earnings to Fixed Charges and
                           Preferred Stock Dividend Requirements                                             48

                                     PART I

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                                     Preface
                                     -------

The consolidated financial statements for the thirteen weeks ended September 29, 2001 and September 30, 2000 and the balance sheet as of September 29, 2001 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation ("the Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 29, 2001 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen weeks ended September 29, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended June 30, 2001.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------
Condensed Consolidated Balance Sheets at September 29, 2001 and June 30, 2001
-----------------------------------------------------------------------------
                                  (In millions)
                                  -------------



                                                         September 29,     June 30,
                                                             2001            2001
                                                          -------------------------
                                    ASSETS

Cash and equivalents                                       $    361        $    548
Trade accounts receivable, less allowances                    1,994           1,538
Inventories:
                             Finished goods                   1,711           1,715
                             Work in process                    453             454
                             Materials and supplies             525             413
                                                          -------------------------
                                                              2,689           2,582
Other current assets                                            360             321
Net assets of businesses held for sale                            5              94
                                                          -------------------------

                             Total current assets             5,409           5,083


Other non-current assets                                        331             304
Property, net                                                 3,117           2,146
Trademarks and other identifiable intangibles, net            1,956           1,097
Goodwill                                                      3,124           1,537
                                                          -------------------------

                                                           $ 13,937        $ 10,167
                                                          =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                              $  1,141        $    101
Accounts payable                                              1,439           1,505
Accrued liabilities                                           2,848           2,872
Current maturities of long-term debt                            439             480
                                                          -------------------------

                             Total current liabilities        5,867           4,958


Long-term debt                                                4,787           2,640
Deferred income taxes                                           543             244
Other non-current liabilities                                   839             563
Minority interests in subsidiaries                              636             625
ESOP convertible preferred stock                                230             238
Unearned deferred compensation                                 (223)           (223)
Common stockholders' equity                                   1,258           1,122
                                                          -------------------------

                                                           $ 13,937        $ 10,167
                                                          =========================


See accompanying Notes to Consolidated Financial Statements.                   4

                     SARA LEE CORPORATION AND SUBSIDIARIES
                     -------------------------------------
                       Consolidated Statements of Income
                       ---------------------------------
     For the Thirteen Weeks Ended September 29, 2001 and September 30, 2000
     ----------------------------------------------------------------------
                      (In millions, except per share data)
                      ------------------------------------


                                                            THIRTEEN WEEKS ENDED
                                                       --------------------------------
                                                         September 29,   September 30,
                                                             2001            2000
                                                         ----------------------------
Net sales                                                   $ 4,518           $ 4,455
                                                         ----------------------------

Cost of sales                                                 2,677             2,600
Cost of sales - product line exit costs                          (3)             --
Selling, general and administrative expenses                  1,527             1,489
Interest expense                                                 74                82
Interest income                                                 (23)              (20)
Unusual items - business dispositions and other
        charges                                                   4              --
                                                         ----------------------------
                                                              4,256             4,151
                                                         ----------------------------

Income from continuing operations before income
        taxes                                                   262               304
Income taxes                                                     20                66
                                                         ----------------------------

Income from continuing operations                               242               238
Income from discontinued operations, net of income
        taxes                                                  --                  16
                                                         ----------------------------

Net income                                                      242               254
Preferred stock dividends, net of tax                             3                 3
                                                         ----------------------------

Income available for common stockholders                    $   239           $   251
                                                         ============================

Income from continuing operations per common share
   Basic                                                    $  0.31           $  0.28
                                                         ============================
   Diluted                                                  $  0.30           $  0.27
                                                         ============================

Net income per common share
   Basic                                                    $  0.31           $  0.30
                                                         ============================
   Diluted                                                  $  0.30           $  0.29
                                                         ============================

Average shares outstanding
   Basic                                                        783               841
                                                         ============================
   Diluted                                                      816               877
                                                         ============================

Cash dividends per common share                             $ 0.145           $ 0.135
                                                         ============================



See accompanying Notes to Consolidated Financial Statements.                   5

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------
             Consolidated Statements of Common Stockholders' Equity
             ------------------------------------------------------
                For the Period July 1, 2000 to September 29, 2001
                -------------------------------------------------
                      (In millions, except per share data)
                      -------------------------------------

                                                                                             ACCUMULATED
                                                                                 UNEARNED       OTHER      COMPREHENSIVE
                                                  COMMON   CAPITAL   RETAINED   RESTRICTED  COMPREHENSIVE      INCOME
                                         TOTAL    STOCK    SURPLUS   EARNINGS     STOCK     INCOME (LOSS)      (LOSS)
                                        -------   ------   -------   --------   ----------  -------------  -------------
Balances at July 1, 2000                $ 1,234   $    8   $    --    $ 2,393    $   (21)     $(1,146)
Net income                                  254       --        --        254         --           --         $   254
Translation adjustments, net of tax        (118)      --        --         --         --         (118)           (118)
Transition adjustment related to change
   in accounting for derivative
   instruments and hedging activities,
   net of tax                                 6       --        --         --         --            6               6
Net unrealized loss on qualifying cash
   flow hedges                               14       --        --         --         --           14              14
                                                                                                              -------
Comprehensive income                                                                                          $   156
                                                                                                              =======
Cash dividends -
     Common ($0.135 per share)             (114)      --        --       (114)        --           --
     ESOP convertible preferred ($1.36
        per share)                           (5)      --        --         (5)        --           --
Stock issuances (cancelations) -
     Stock option and benefit plans          17       --        17         --         --           --
     Restricted stock                       (13)      --        --        (34)        21           --
Reacquired shares                          (258)      --       (23)      (235)        --           --
ESOP tax benefit, redemptions and other       9       --         6          3         --           --
                                        -------   ------   -------    -------    -------      -------
Balances at September 30, 2000            1,026        8        --      2,262         --       (1,244)

Net income                                2,012       --        --      2,012         --           --         $ 2,012
Translation adjustments, net of tax        (145)      --        --         --         --         (145)           (145)
Minimum pension liability, net of tax      (107)      --        --         --         --         (107)           (107)
Net unrealized loss on qualifying cash
   flow hedges                              (25)      --        --         --         --          (25)            (25)
                                                                                                              -------
Comprehensive income                                                                                          $ 1,735
                                                                                                              =======
Cash dividends -
     Common ($0.435 per share)             (354)      --        --       (354)        --           --
     ESOP convertible preferred ($4.08
     per share)                             (13)      --        --        (13)        --           --
Stock issuances (cancelations) -
     Stock option and benefit plans          87       --        87         --         --           --
Tax benefit related to incentive stock
     options                                 10       --        10         --         --           --
Reacquired shares                          (385)      --      (106)      (279)        --           --
Exchange offer for Coach common stock      (998)      --        --       (998)        --           --
ESOP tax benefit, redemptions and other      14       --         9          5         --           --
                                        -------   ------   -------    -------    -------      -------
Balances at June 30, 2001                 1,122        8        --      2,635         --       (1,521)
Net income                                  242       --        --        242         --           --         $   242
Translation adjustments, net of tax           5       --        --         --         --            5               5
Net unrealized loss on qualifying cash
   flow hedges                                1       --        --         --         --            1               1
                                                                                                              -------
Comprehensive income                                                                                          $   248
                                                                                                              =======
Cash dividends -
     Common ($0.145 per share)             (114)      --        --       (114)        --           --
     ESOP convertible preferred ($1.36
        per share)                           (4)      --        --         (4)        --           --
Stock issuances (cancelations) -
     Stock option and benefit plans          29       --        29         --         --           --
     Business acquisitions                   (1)      --        (1)        --         --           --
     Restricted stock                         4       --         4         --         --           --
Reacquired shares                           (37)      --       (37)        --         --           --
ESOP tax benefit, redemptions and other      11       --        10          1         --           --
                                        -------   ------   --------   -------    -------      -------
Balances at September 29, 2001          $ 1,258   $    8   $     5    $ 2,760    $    --      $(1,515)
                                        =======   ======   =======    =======    =======      =======

See accompanying Notes to Consolidated Financial Statements                    6

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------
                      Consolidated Statements of Cash Flows
                      -------------------------------------
     For the Thirteen Weeks Ended September 29, 2001 and September 30, 2000
     ----------------------------------------------------------------------
                                  (In millions)
                                  -------------


                                                             THIRTEEN WEEKS ENDED
                                                         ------------------------------
                                                          September 29,   September 30,
                                                              2001            2000
                                                          -------------   -------------
OPERATING ACTIVITIES -
  Income from continuing operations                         $   242           $   238
  Adjustments for non-cash charges included in net
  income:
     Depreciation                                               111               108
     Amortization of intangibles                                 18                50
     (Decrease) in deferred income taxes                         (9)               (3)
     Other                                                       19                (7)
  Unusual items

     Business dispostions and other charges                     (29)               --
  Changes in current assets and liabilities,
     excluding businesses acquired and sold                    (516)             (511)
                                                            ---------------------------

  Net cash used in operating activities - continuing
     operations                                                (164)             (125)
  Operating cash flows (used in) discontinued
     operations                                                  --                (8)
                                                            ---------------------------

  Net cash used in operating activities                        (164)             (133)
                                                            ---------------------------

INVESTMENT ACTIVITIES -
  Purchases of property and equipment                           (95)             (116)
  Acquisitions of businesses and investments                 (1,823)             (273)
  Dispositions of businesses and investments                     23                19
  Sales of assets                                                15                12
  Other                                                          (2)               12
                                                            ---------------------------

  Net cash used in investment activities                     (1,882)             (346)
                                                            ---------------------------

FINANCING ACTIVITIES -
  Issuances of common stock                                      29                17
  Purchases of common stock                                     (37)             (258)
  Borrowings of long-term debt                                1,238               844
  Repayments of long-term debt                                  (71)             (168)
  Short-term borrowings, net                                    805                84
  Payments of dividends                                        (118)             (119)
                                                            ---------------------------

  Net cash from financing activities                          1,846               400
                                                            ---------------------------

Effect of changes in foreign exchange rates on cash              13               (10)
                                                            ---------------------------

Decrease in cash and equivalents                               (187)              (89)

Cash and equivalents at beginning of year                       548               314
                                                            ---------------------------

Cash and equivalents at end of quarter                      $   361           $   225
                                                            ===========================


COMPONENTS OF CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                $  (146)          $  (120)
     Decrease (increase) in inventories                          29              (129)
     (Increase) in other current assets                         (16)              (48)
     (Decrease) in accounts payable                            (295)             (189)
     (Decrease) in accrued liabilities                          (88)              (25)
                                                            ---------------------------

Changes in current assets and liabilities                   $  (516)          $  (511)
                                                            ===========================




See accompanying Notes to Consolidated Financial Statements                    7

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

     1.   Net Income Per Share

Net income per share - basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share - diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 59.0 million shares at September 29, 2001 and 54.5 million shares at September 30, 2000 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Corporation's outstanding stock for the thirteen week periods ending at each of those dates.

The following is a reconciliation of net income to net income per share - basic and diluted for the thirteen weeks ended September 29, 2001 and September 30, 2000:


                                      Computation of Net Income per Common Share
                                         (In millions, except per share data)

                                                                         FOR THE THIRTEEN WEEKS ENDED
                                                        ----------------------------------------------------------------
                                                             September 29, 2001                 September 30, 2000
                                                        ------------------------------     -----------------------------
                                                           Basic           Diluted            Basic           Diluted
                                                        ------------     -------------     ------------     ------------
EARNINGS:

Income from continuing operations                       $      242       $      242        $      238       $     238
Income from discontinued operations, net of
   income taxes                                                 --               --                16              16
                                                        ------------     -------------     ------------     ------------
Net Income                                                     242              242               254             254

Less:  Dividends on Preferred Stock,
              net of tax benefits                               (3)              --                (3)             --
       Adjustment attributable to the
              conversion of ESOP Convertible
              Preferred Stock                                   --               (1)               --              (1)

                                                        ------------     -------------     ------------     ------------
Net Income Available for Common Stockholders            $      239       $      241        $      251       $     253
                                                        ============     =============     ============     ============

SHARES:
Weighted Average Shares Outstanding                            783              783               841             841
Common Stock Equivalents:
      Stock Options                                             --                5                --               4
      ESOP Convertible Preferred Stock                          --               25                --              27
      Restricted Stock and Other                                --                3                --               5
                                                        ------------     -------------     ------------     ------------
Adjusted Weighted Average Shares Outstanding                   783              816               841             877
                                                        ============     =============     ============     ============
Income from continuing operations per common
   share                                                $      0.31      $      0.30       $      0.28      $     0.27
                                                        ============     =============     ============     ============
Income from discontinued operations per common
   share                                                $     --         $     --          $      0.02      $     0.02
                                                        ============     =============     ============     ============
Net Income per common share                             $      0.31      $      0.30       $      0.30      $     0.29
                                                        ============     =============     ============     ============


     2.   Unusual Items

The Corporation's results for the first quarter were affected by the Reshaping program initiated in May 2000. This ongoing program includes certain defined exit activities and the disposition of a number of businesses. The costs associated with these plans in the first quarter of fiscal 2002 and the actions taken since the initiation of the Reshaping program are as follows:

First Quarter Fiscal 2002 Exit Plan
-----------------------------------

The actions approved by the Corporation's management in the first quarter of fiscal 2002 resulted in a pretax charge of $1 million and an increase in net income of $29 million, or $.04 per diluted share. The $1 million pretax charge consists of an $8 million net charge for the cost of defined exit activities, offset by a $7 million increase in pretax income related to the net impact of certain planned business dispositions. For presentation purposes, the $7 million credit related to business dispositions and $11 million of the net charge related to defined exit activities are displayed in the "business dispositions and other charges" line of the Consolidated Statement of Income. The remaining $3 million credit related to defined exit activities is displayed in the "cost of sales - product line exit costs" line of the Consolidated Statement of Income.

Business dispositions in the first quarter of fiscal 2002 increased operating income in the Corporation's business segments as follows: Intimates and Underwear - $5 million and Beverage - $2 million. The elements of the $7 million increase in pretax income are summarized as follows:

- During the first quarter of fiscal 2002, the Corporation completed the disposal of four Intimates and Underwear businesses. The anticipated loss on the disposal of these and other businesses was recognized in fiscal 2001. The cash proceeds received in the first quarter of fiscal 2002, upon the completion of these transactions, was greater than anticipated in fiscal 2001 and resulted in an increase in pretax income of $14 million.

- The Corporation announced its decision to dispose of two Asian-based apparel businesses in the first quarter of fiscal 2002. These dispositions were completed during the quarter and resulted in a pretax loss of $9 million. In fiscal 2001, the net sales and operating loss of these businesses were $6 million and $4 million, respectively.

- Finally, the Corporation concluded that it would not be possible to complete in a timely manner the disposition of a business included in the Beverage segment that was targeted for sale in fiscal 2001, and resulted in a pretax charge of $2 million in that year. A significant tax provision associated with the original charge was also reversed as a result of this decision. Management is currently evaluating alternatives with regard to this business.

The net impact of these actions was an increase in pretax income of $7 million and an increase in net income of $36 million, or $.04 per diluted share.

The $8 million charge related to the exit of a number of business activities reduced operating income in the Corporation's business segments as follows: Sara Lee Meats - $6 million and Sara Lee Bakery - $2 million. Within the Intimates and Underwear segment there was no net pretax charge; however, the Corporation recognized an $11 million charge related to a number of actions approved by the Corporation's management in the quarter, and also recognized an $11 million income item from the favorable completion of exit activities provided for in fiscal 2001. These favorable outcomes are further explained below. The net impact of these actions was a decrease in pretax income of $8 million and a decrease in net income of $7 million, or less than $.01 per diluted share. The net $8 million pretax charge consists of the following:

- $8 million of the charge is for employee termination benefits, including severance and pension costs associated with planned personnel reductions. Of the $8 million net charge, $14 million relates to new exit activities that will result in the termination of 1,390 employees by September 29, 2002. Offsetting this amount is a $6 million reversal of severance charges previously recognized in fiscal 2001. This reversal resulted primarily from the departure of 327 employees who voluntarily left the Corporation in advance of the planned termination date, and therefore, did not receive termination benefits. The effect of these additional employee terminations and adjustments has been included in the table presented on page 12, which indicates the location of all employees affected by the Reshaping program and the status of the planned actions.

- $2 million of the charge is for anticipated losses on the disposal of real estate and equipment. Of the $2 million net charge, $3 million relates to new exit activities, including the disposal of real estate and equipment at two owned facilities and a number of leased facilities. The loss recognized is the difference between the estimated selling price and the carrying value of the assets held for sale. For the first quarter charge, the selling prices of the real estate were based on offers received from third parties, while the selling prices of the equipment were based on the Corporation's prior experience with comparable equipment disposals. Offsetting this amount is a $1 million reversal of charges previously recognized in fiscal 2001, resulting from better than expected results on the disposal of real estate and equipment. All actions contemplated by this exit plan are expected to be completed within 12 months.

- During the first quarter of 2002, the Corporation completed actions associated with the termination of certain licensing agreements and the exit of related manufacturing operations. Inventory related to these operations and licensing agreements was disposed of for $3 million more than originally anticipated in fiscal 2001, and as such, the related credit to earnings is displayed in the same line of the Consolidated Income Statement as the original charge ("Cost of sales - product line exit costs").

- $1 million of the charge relates to third party contractual obligations related to the exit of certain business activities. Of the $1 million net charge, $2 million represents the remaining payments due under previously executed contracts, after completing the exit of the related business activity. Offsetting this amount is a $1 million reversal of charges previously recognized in fiscal 2001, resulting from a reduction in the amount of payments made to third party licensors.

Cumulative Exit Plan and Status
-------------------------------

After combining the amounts recognized in fiscal 2001 and the first quarter of fiscal 2002, the Corporation's ongoing Reshaping program has reduced pretax earnings and net income by $555 million and $471 million, respectively. Of the $555 million charge, $3 million is for actions taken at the Corporate headquarters and $552 is related to the following businesses segments: Intimates and Underwear - $406 million; Sara Lee Meats - $76 million; Sara Lee Bakery Group - $61 million; Beverage - $6 million; and Household Products - $3 million. The components of the $555 million pretax charge are as follows:

Business Dispositions

- $334 million of the charge represents the cost recognized in connection with the disposition of 18 businesses. As of September 29, 2001, the disposition of 16 of these businesses had been completed. The remaining two businesses yet to be disposed are located in Asia and must receive government approval before the transaction can be completed. The Corporation expects to complete the disposal of these businesses within the next several months. The net book value of the assets in these two businesses is recognized in the "net assets of businesses held for sale" line of the Consolidated Balance Sheet.

Exit of Defined Business Activities

- $132 million of the charge is for the cost of severance and other employee benefits associated with planned personnel reductions. To date, including adjustments made for unexpected voluntary departures of employees, these actions will result in the termination of 14,263 employees. The specific location of these employees and the status of the planned actions as of September 29, 2001 are summarized in a table contained on page 12.

- $40 million of the charge is for anticipated losses on the disposal of real estate and equipment at 11 owned facilities and the disposal of equipment at a number of leased facilities. The loss recognized is the difference between the estimated selling price and the carrying value of the assets held for sale. Selling prices were estimated based on offers received from third parties or third-party appraisals of real estate held for sale, as well as the Corporation's prior experience with comparable equipment disposals. The charge primarily relates to the planned exit of Intimates and Underwear manufacturing facilities in the United States, Mexico and Europe; three domestic meat-processing plants; and a Beverage facility in Europe. As of September 29, 2001, 5 of the 11 owned facilities had been closed and 1 of those has been sold. All actions contemplated by the exit plan are expected to be completed within 12 months of the date of the related charge. The carrying value of the property and equipment awaiting sale at September 29, 2001 is $24 million.

- $23 million of the charge resulted from the decision to terminate product licensing agreements and exit related manufacturing operations. The disposition of inventory related to product licensing agreements and manufacturing operations resulted in these losses. The loss recognized is the difference between the estimated net realizable value of the inventory and the related carrying value. Net realizable values were based on the Corporation's prior experience with the disposition of similar types of products, adjusted for the actual proceeds received.

- $26 million of the charge is related to non-cancelable lease payments on 26 leased facilities that are being exited, and certain other third party contractual obligations that must be satisfied in connection with the exit of business activities. The charge for the leases represents the difference between the non-cancelable obligation after the facility is exited and the sublease income that is estimated to be received. As of September 29, 2001, 12 of the leased facilities had been exited.

The following table summarizes the charges taken for the approved exit of business activities and the related status as of September 29, 2001:

                               Exit Costs Recognized During
                               -----------------------------
                                                                  Writedown of                           Accrued
                                 Fiscal       First Quarter      Assets to Net          Cash           Exit Costs as
                                  2001         Fiscal 2002      Realizable Value      Payments       of Sept. 29, 2001
                               -----------    --------------    -----------------    ------------    -----------------
  Employee termination and
     other benefits            $    124       $          8      $         --         $      (55)     $              77

  Expected losses on
     disposals of property
     and equipment and other
     related costs                   38                  2               (39)                (1)                    --

  Expected losses on
     disposal of inventories         26                 (3)              (23)                --                     --

  Other exit costs - includes
     non-cancelable lease
     and other contractual
     obligations                     25                  1                --                 (5)                    21
                               -----------    --------------    -----------------    ------------    -----------------

  Total exit costs             $    213       $          8      $        (62)        $      (61)     $              98
                               ===========    ==============    =================    ============    =================



Of the $221 million of exit costs recognized, $159 million will require the use of cash and $62 million is a non-cash component. The Corporation expects to fund the cash costs of this charge from internal sources and proceeds generated from the sale of businesses.

The following table summarizes the planned employee terminations by location and business segment, and the status of those actions as of September 29, 2001:


                                           Sara Lee                                  Intimates                       As of
                             Sara Lee       Bakery                    Household         and                        Sept. 29,
                               Meats        Group       Beverage       Products      Underwear     Corporate         2001
                             ----------    ---------    ---------     ----------    -----------    ----------     -----------
United States                   375            130           --             --           1,224          20              1,749
Canada                           --             --           --             --             101          --                101
Puerto Rico, Mexico
   and Latin America             67             --           --             --           9,160          --              9,227
Europe                           27            210           72             --           1,648          --              1,957
Asia and Africa                  --            381           --             48             800          --              1,229
                             ----------    ---------    ---------     ----------    -----------    ----------     -----------
                                469            721           72             48          12,933          20             14,263
                             ==========    =========    =========     ==========    ===========    ==========     ===========
As of September 29,
2001:
   Actions completed            344            681           --             48           7,119          18              8,210
   Actions remaining            125             40           72             --           5,814           2              6,053
                             ----------    ---------    ---------     ----------    -----------    ----------     -----------
                                469            721           72             48          12,933          20             14,263
                             ==========    =========    =========     ==========    ===========    ==========     ===========

     3.   Adoption of New Accounting Standards

On July 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142).

SFAS No. 141 - The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and modify the accounting for business combinations in the following respects:

- All business combinations are required to be accounted for using the purchase method.

- In contrast to prior rules that required separate recognition of intangible assets that can be identified and named, this statement requires that they be recognized as assets apart from goodwill if they arise from contractual or other legal rights or if the intangible is capable of being separated from the acquired business and sold, licensed or transferred.

The acquisition of Earthgrains, discussed in Note 4 of this document, has been recognized in accordance with the provisions of this statement. Intangible assets recognized in connection with the Earthgrains acquisition include trademarks, brands and customer relationships. The primary intangible assets recognized in connection with business combinations completed prior to June 30, 2001 were trademarks and brands.

SFAS No. 142 - This Statement is required to be applied to all goodwill and other intangible assets recognized by the Corporation as of July 1, 2001 and it changes the subsequent accounting for these assets in the following significant respects:

- Accounting standards in place through June 30, 2001 concluded that goodwill and all other intangible assets were wasting assets and thus amounts assigned to these assets were amortized in determining net income. SFAS No. 142 does not presume that these assets are wasting assets. Goodwill is not amortized under the provisions of this statement. Intangible assets are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized.

- SFAS No. 142 sets forth a number of pertinent factors to be considered in establishing the useful life of intangible assets that differ from prior guidelines. These factors include product life cycles, market competitive and other economic trends, as well as the level of maintenance required to obtain future cash flows. The useful lives of all intangible assets as of July 1, 2001 are assessed using these criteria.

The changes in the carrying amount of goodwill for the thirteen weeks ended September 29, 2001 were as follows:

                                                              Business Segment
                                 --------------------------------------------------------------------------
                                 Sara Lee        Sara Lee                      Household        Intimates
(In Millions)                      Meats           Bakery        Beverage       Products       & Underwear       Total
                                 -----------     -----------    -----------    -----------     ------------    -----------

Balance at July 1, 2001          $      238      $       -      $     368      $     461       $     470       $   1,537

Goodwill acquired during the
   period                                 -          1,574              -              -               -           1,574
Foreign exchange / other                  2              -             (6)            16               1              13

                                 -----------     -----------    -----------    -----------     ------------    -----------
Balance at September 29, 2001    $      240      $   1,574      $     362      $     477       $     471       $   3,124
                                 ===========     ===========    ===========    ===========     ============    ===========

The composition of the Corporation's intangible assets as of September 29, 2001 is as follows:

                                                                       Carrying Amount
                                                     ----------------------------------------------------
  (In Millions)                                                          Accumulated
                                                         Gross           Amortization          Net
                                                     ---------------     ---------------  ---------------
  Intangible Assets Subject to Amortization:

     Trademarks / Brand Names                        $        897        $      117       $        780

     Customer Relationships and Merchandising

       Procedures                                             384                 4                380
                                                     ---------------     -------------    ---------------

                                                     $      1,281        $      121              1,160
                                                     ===============     =============    ---------------

  Intangible Assets not Subject to Amortization                                                    796
                                                                                          ---------------

  Net Carrying Value of Intangible Assets                                                 $      1,956
                                                                                          ===============

The anticipated amortization expense of these intangible assets for fiscal years 2002 through 2006 is $70 million per year.

The following is a reconciliation of net income, basic earnings per share and diluted earnings per share between the amounts reported by the Corporation and the adjusted amounts reflecting these new accounting rules.

                                                   Thirteen Weeks
                                                        Ended                      Fiscal Year Ended
                                                   ----------------    ------------------------------------------
                                                    September 30,
   (Amounts In Millions, Except Per Share               2000              2001           2000            1999
                    Data)
                                                   ----------------    -----------     ----------     -----------

  Net Income:
     Reported net income                           $         254       $   2,266       $  1,222       $   1,191
     Goodwill amortization                                    23              93             94              93
     Intangible amortization                                   5              20             15              15
                                                   ----------------    -----------     ----------     -----------
     Adjusted net income                           $         282       $   2,379       $  1,331       $   1,299
                                                   ================    ===========     ==========     ===========

  Basic Earnings Per Share:
     Reported basic earnings per share             $          .30      $     2.75      $    1.38      $     1.31
     Goodwill amortization                                    .03             .12            .11             .10
     Intangible amortization                                   -              .02            .02             .02
                                                   ----------------    -----------     ----------     -----------
     Adjusted basic earnings per share             $          .33      $     2.89      $    1.51      $     1.43
                                                   ================    ===========     ==========     ===========

  Diluted Earnings Per Share:
     Reported diluted earnings per share           $          .29      $     2.65      $    1.34      $     1.26
     Goodwill amortization                                    .03             .11            .10             .10
     Intangible amortization                                   -              .02            .02             .01
                                                   ----------------    -----------     ----------     -----------
     Adjusted diluted earnings per share           $          .32      $     2.78      $    1.46      $     1.37
                                                   ================    ===========     ==========     ===========

     4.   Acquisition of The Earthgrains Company

On August 7, 2001, upon the completion of the initial tender offer period, the Corporation acquired The Earthgrains Company ("Earthgrains") when approximately 93% of the outstanding Earthgrains' common shares were tendered and accepted by the Corporation. Following the completion of a subsequent tender offer period, the Corporation acquired the remaining Earthgrains' common shares. The results of operations for Earthgrains have been included in the consolidated financial results of the Corporation since August 8, 2001. Earthgrains is a packaged bread and refrigerated dough business with operations in the United States and Europe. The sales and operating income of the Earthgrains business in the quarter ended September 29, 2001 were $394 million and $34 million, respectively.

Under the terms of the agreement, the Corporation acquired the Earthgrains' common shares for $40.25 per share, or approximately $1.9 billion. Cash on the Earthgrains balance sheet on the acquisition date reduced the purchase price to a net amount of approximately $1.8 billion. In addition, the Corporation assumed $954 million of Earthgrains' long-term debt.

Presented below are the pro forma financial results prepared under the assumption that the acquisition of Earthgrains had been completed at the beginning of fiscal year 2000. These pro forma financial results include the following significant assumptions:

- The acquisition has been accounted for under the provisions of SFAS No. 141 and, accordingly, the purchase method has been used. The purchase price allocation is preliminary at this point. $862 million of intangibles have been identified and these primarily consist of trademarks, owned and licensed brands, customer relationships and merchandising procedures with an average life of 23 years. Goodwill of $1,574 million has been recognized in connection with this transaction.

- The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets", as of the beginning of fiscal year 2002. Under the provisions of this Statement, intangible assets with an indefinite life and goodwill are no longer amortized. For purposes of preparing these pro forma statements in order to maintain comparability between the reported results for the thirteen weeks ended September 2001 and 2000, all the intangible assets with an indefinite life and goodwill have not been amortized in the pro forma results for the thirteen weeks ended September 30, 2000.

- The acquisition price of approximately $1.8 billion was funded with the issuance of $1.0 billion of 6.25% fixed rate long-term debt and $.8 billion of short-term floating rate debt. The short-term floating rate debt had a weighted average interest rate during the first quarter of fiscal 2001 and 2002 of 6.0% and 3.6%, respectively.

                                                                    Thirteen Weeks Ended
                                                         ------------------------------------------
                                                            September 29,           September 30,
                                                                2001                    2000
                                                          ------------------      ------------------

               Net Sales                                  $         4,799         $         5,058

               Net Income                                             238                     273

               Earning per share - Basic                  $          0.30         $          0.32
                                 - Diluted                           0.29                    0.31

     5.   Segment Reporting

Prior to the acquisition of Earthgrains, the Corporation's Bakery operations primarily consisted of products sold under the Sara Lee name (existing bakery business). The operations of the existing bakery business along with the Corporation's packaged meats businesses constituted the Sara Lee Foods segment. Subsequent to completing the Earthgrains acquisition, the Corporation's management created the Sara Lee Bakery Group that consists of the Earthgrains' business and the Corporation's existing bakery business. The combined Bakery businesses constitute a reportable segment and are now separately reported from the Sara Lee Meats segment. Prior year business segment amounts have been restated below to conform to the new management and segment organization.

                                             Thirteen Weeks      Thirteen Weeks
                                                  Ended               Ended                        Fiscal Year Ended
                                              September 29,       September 30,      ---------------------------------------------
                                                  2001                2000              2001              2000          1999(2)
                                             ----------------    ----------------    -----------       -----------    ------------

Sales(1)
Sara Lee Meats                               $       1,025       $       1,026       $    4,147        $   4,026      $   4,122
Sara Lee Bakery                                        573                 240              935            1,063          1,131
Beverage                                               640                 712            2,889            2,827          2,627
Household Products                                     509                 472            2,088            2,154          2,095
Intimates and Underwear                              1,773               2,048            7,767            7,598          7,440
                                             ----------------    ----------------    -----------       -----------    ------------
                                                     4,520               4,498           17,826           17,668         17,415
Intersegment                                            (2)                (43)             (79)            (157)          (145)
                                             ----------------    ----------------    -----------       -----------    ------------
   Total                                     $       4,518       $       4,455       $   17,747        $  17,511      $  17,270
                                             ================    ================    ===========       ===========    ============

Operating Income
Sara Lee Meats                               $          68   (3)  $         86       $      287  (5)   $     356      $     318  (7)
Sara Lee Bakery                                         33   (3)           (14)             (53) (5)          14             79
Beverage                                                96   (3)           111              477  (5)         472            570  (8)
Household Products                                      68                  66              342  (5)         355            328
Intimates and Underwear                                132   (3)           202            1,400  (5,6)       844            776
                                             ----------------    ----------------    -----------       -----------    ------------
   Total operating companies income                    397                 451            2,453            2,041          2,071
Amortization of goodwill and trademarks(4)             (14)                (46)            (191)            (171)          (163)
General corporate expenses                             (70)                (39)            (231) (5)        (127)          (197)
                                             ----------------    ----------------    -----------       -----------    ------------
   Total operating income                              313                 366            2,031            1,743          1,711
Net interest                                           (51)                (62)            (180)            (176)          (141)
                                             ----------------    ----------------    -----------       -----------    ------------
   Income from continuing operations
before income taxes                          $         262       $         304       $    1,851        $   1,567      $   1,570
                                             ================    ================    ===========       ===========    ============


            Note: See page 17 for explanatory notes to these tables.


                                                Thirteen Weeks
                                                     Ended
                                                 September 29,
                                                     2001                2001             2000           1999(2)
                                                ----------------      -----------      -----------     ------------
Assets

Sara Lee Meats                                  $       1,886         $    1,816       $    1,922      $   1,628
Sara Lee Bakery                                         4,024                221              388            545
Beverage                                                1,658              1,669            1,967          1,187
Household Products                                      1,732              1,750            1,464          1,839
Intimates and Underwear                                 4,428              4,372            4,902          4,642
                                                ----------------      -----------      -----------     ------------
                                                       13,728              9,828           10,643          9,841
Other (9,10)                                              209                339              968            451
                                                ----------------      -----------      -----------     ------------
   Total assets                                 $      13,937         $   10,167       $   11,611      $  10,292
                                                ================      ===========      ===========     ============

Depreciation
Sara Lee Meats                                  $          21         $       86       $       79      $      71
Sara Lee Bakery                                            21                 43               40             27
Beverage                                                   20                 77               81             69
Household Products                                          8                 30               31             31
Intimates and Underwear                                    36                149              154            141
                                                ----------------      -----------      -----------     ------------
                                                          106                385              385            339
Other                                                       5                  7               17             13
                                                ----------------      -----------      -----------     ------------
   Total depreciation                           $         111         $      392       $      402      $     352
                                                ================      ===========      ===========     ============

Additions to Long-lived Assets
Sara Lee Meats                                  $          26         $      162       $      249      $     133
Bakery                                                  3,401                 23               67             60
Beverage                                                   33                331              399            171
Household Products                                          6                 51               76            129
Intimates and Underwear                                    17                234              386            231
                                                ----------------      -----------      -----------     ------------
                                                        3,483                801            1,177            724
Other                                                       4                 24               18              2
                                                ----------------      -----------      -----------     ------------
   Total additions to long-lived assets         $       3,487         $      825       $    1,195      $     726
                                                ================      ===========      ===========     ============

Notes:

1 Includes sales between segments. Such sales are at transfer prices that are equivalent to market value.
2  53-week year.
3 Includes business dispositions and other charges reported in the consolidated statement of income which increased operating income by: Beverage
   $2 million, Intimates and Underwear $5 million; and reduced operating income by: Sara Lee Meats $6 million, and Sara Lee Bakery $2 million.
4 During the first quarter of fiscal year 2002, the Corporation adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" which eliminated amortization of goodwill and amortization for any intangible asset which is deemed to have an indefinite life. In accordance with the provisions of this rule, prior period amounts have not been restated.
5 Includes provisions for business dispositions and other charges reported in the 2001 consolidated statement of income which reduced operating income by:
   Sara Lee Meats $70 million; Bakery $59 million; Beverage $8 million; Household Products $3 million; Intimates and Underwear $411 million; and Corporate Office $3 million.
6  Includes the gain on the disposal of the Coach business of $967 million.
7 Includes the product recall charge which reduced operating income by $76 million.
8 Includes the gain on sale of the tobacco operations that increased operating income by $137 million.
9 Principally cash and equivalents, certain fixed assets and certain other noncurrent assets.
10 Includes net assets of businesses held for sale of $5 at September 29, 2001,
   $94 million in 2001, $563 million in 2000 and $315 million in 1999.

     6.   Derivative Reporting

As of June 30, 2001, the accumulated derivative loss in Accumulated Other Comprehensive Income was $5 million. As of September 29, 2001, the accumulated derivative loss in Accumulated Other Comprehensive Income was less than $1 million. During the quarter ended September 29, 2001, $1 million of accumulated net derivative gains were deferred into Accumulated Other Comprehensive Income, and $4 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the quarter. At September 29, 2001, the maximum maturity date of any cash flow hedge was approximately two years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The Corporation expects to reclassify into earnings during the next twelve-month net gains from Accumulated Other Comprehensive Income of approximately $3 million, at the time the underlying hedged transaction is realized.

Other disclosures related to hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness, and gains and losses resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts. During the quarter ended September 29, 2001, net loss of $126 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustments account within stockholders' equity.

     7.   Issued But Not Yet Effective Accounting Standards

Following is a discussion of recently issued accounting standards that the Corporation will be required to adopt in a future period.

Accounting for Sales Incentives - Over the past year, the Emerging Issues Task Force (EITF) of the FASB has reached conclusions on a number of issues relating to the measurement, recognition and income statement classification of a number of items that can be broadly characterized as sales incentives or promotions. Set out below is a summary of each of those pronouncements that the Corporation must adopt in 2002.

- EITF Issue 00-14, "Accounting for Certain Sales Incentives" - This Issue addresses the recognition, measurement and income statement classification of sales incentives voluntarily offered by a vendor without charge to customers such as discounts, coupons, rebates and free products or services. The Corporation's current procedures regarding the recognition and measurement of these types of sales incentives are in substantial compliance with this statement. The consensus reached by the EITF does however require that any cash sales incentives be recognized as a reduction to revenue and any incentives involving free products must be classified as cost of sales on the consolidated statement of income. The Corporation's current policy is to classify many of the sales incentives in the selling, general and administrative expenses caption of the consolidated statement of income. This statement will be adopted by the Corporation in the third quarter of 2002 and will likely result in a material reclassification of certain amounts within the consolidated statement of income. The amount of this reclassification is currently being measured.

- EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor Products " - This Issue addresses the income statement classification of a number of common incentives offered to businesses that purchase products from the Corporation and then sell those products to third parties. The incentives include payments made to retailers to obtain space on store shelves; agreements to reimburse a retailer for a portion of the cost of product advertising; and agreements to reimburse retailers for shortfalls in the selling price of the Corporation's products. The consensus does not modify the policies followed by the Corporation in the recognition or measurement of these incentives, but it does require that these incentives be presented in the income statement as a reduction of revenue. The Corporation's current policy is to classify certain of these incentives in the selling, general and administrative expenses caption of the consolidated statement of income. This statement will be adopted by the Corporation in the third quarter of 2002 and will likely result in a material reclassification of certain amounts within the consolidated statement of income. The amount of this reclassification is currently being measured.

 Accounting for the Impairment or Disposal of Long-Lived Assets - Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"

(SFAS No. 144) was issued in August 2001 and will become effective for the Corporation beginning in fiscal 2003. Prior period financial statements will not be restated upon the adoption of this Statement. This Statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The recognition of discontinued operations will become more common as a result of these new guidelines.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

          Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
                             and Financial Condition
                             -----------------------

The following is a discussion of the results of operations for the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001, and a discussion of the changes in financial condition during the first quarter of fiscal 2002.

Results of Operations

Comparison of First Quarter Fiscal 2002 with First Quarter Fiscal 2001
----------------------------------------------------------------------

Items Affecting Comparability - There are three significant items affecting the comparability of the Consolidated Statements of Income and segment operating results. A description of these items follows:

Business Reshaping - The Corporation's results for the first quarter of fiscal 2002 were affected by the Reshaping program initiated in May 2000.

- This ongoing program includes certain defined exit activities and the disposition of a number of businesses. The actions approved by the Corporation's management in the first quarter of fiscal 2002 resulted in a pretax charge of $1 million and an increase in net income of $29 million, or $.04 per diluted share. The $1 million pretax charge consists of an $8 million net charge for the cost of defined exit activities, offset by a $7 million increase in pretax income related to the net impact of certain planned business dispositions. The net pretax charge is recognized in the results of the operating segments as follows: Sara Lee Meats - a charge of $6 million; Sara Lee Bakery - a charge of $2 million; Beverage - income of $2 million; and Intimates and Underwear - income of $5 million. The net pretax charge is displayed in the following lines of the Consolidated Statements of Income - a $4 million charge is reflected on the Unusual items - business dispositions and other charges line and a $3 million credit is reflected on the Cost of sales - product line exit costs. The reshaping activities recognized in the first quarter of fiscal 2002 resulted in a $30 million tax benefit that is almost entirely related to business disposition activities. These actions and the related financial impacts are referred to as unusual items in this discussion of operating results.

- A complete description of the business reshaping activities in the first quarter of fiscal 2002 and the cumulative activity from the initiation of the program is presented in Note 2 to these financial statements. There were no business reshaping charges or credits recognized in the first quarter of fiscal 2001.

- The exit activities associated with the plan are intended to improve the competitive structure of the Corporation and are expected to result in savings of $156 million in 2003. Operating income in the first quarter of fiscal 2002 was favorably impacted by $16 million of cost savings associated with completed exit activities.

Adoption of New Accounting Standards - As is more completely disclosed in Note 3 to the financial statements, the Corporation adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Basic and diluted earnings per share for the first quarter of fiscal 2001, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $.33 and $.32, respectively.

Acquisition of Earthgrains - Under the terms of the purchase agreement, as is more completely disclosed in Note 4 to these financial statements, the Corporation acquired the Earthgrains' common shares for $40.25 per share, or approximately $1.9 billion. Cash on the Earthgrains balance sheet on the acquisition date reduced the purchase price to a net amount of approximately $1.8 billion. In addition, the Corporation assumed $954 million of Earthgrains' long-term debt. The sales and operating income of Earthgrains since the date of acquisition were $394 million and $34 million, respectively.

Prior to the acquisition of Earthgrains, the Corporation's Bakery operations primarily consisted of products sold under the Sara Lee name (existing bakery business). The operations of the existing bakery business along with the Corporation's packaged meats business constituted the Sara Lee Foods segment. Subsequent to completing the Earthgrains' acquisition, the Corporation's management created the Sara Lee Bakery Group that consists of the Earthgrains' business and the Corporation's existing bakery business. The combined Bakery businesses constitute a reportable segment and are now separately reported from the Sara Lee Meats segment. Prior year results have been restated to conform to the new management and segment organization.

Operating results by business segment in the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001 are as follows. These amounts include the impact of business reshaping, the adoption of new accounting standards regarding business combinations and the amortization of intangibles and the Earthgrains acquisition.

                                                                               THIRTEEN WEEKS ENDED
                                                     -----------------------------------------------------------------------
                                                                    Sales                          Operating Income
                                                     ---------------------------------     ---------------------------------
                                                         Sept. 29,          Sept. 30,         Sept. 29,          Sept. 30,
                                                           2001               2000              2001               2000
                                                     ---------------    --------------    ---------------    --------------

  Sara Lee Meats                                     $    1,025         $    1,026         $     68           $    86
  Sara Lee Bakery                                           573                240               33               (14)
  Beverage                                                  640                712               96               111
  Household Products                                        509                472               68                66
  Intimates and Underwear                                 1,773              2,048              132               202
                                                     ---------------    --------------    ---------------    --------------
     Total business segments                              4,520              4,498              397               451
  Intersegment sales                                         (2)               (43)              --                --
                                                     ---------------    --------------    ---------------    --------------
  Total sales and operating
     companies income                                     4,518              4,455              397               451
  Amortization of goodwill
     and trademarks                                          --                 --              (14)              (46)
  Unallocated corporate expenses                             --                 --              (70)              (39)
                                                     ---------------    --------------    ---------------    --------------
  Operating income                                        4,518              4,455              313               366
  Net interest expense                                       --                 --              (51)              (62)
                                                     ---------------    --------------    ---------------    --------------
     Net sales and income from continuing
     operations before income taxes                  $    4,518         $    4,455        $     262          $    304
                                                     ---------------    --------------    ---------------    --------------

Consolidated Results - First Quarter Fiscal 2002 Compared with First Quarter Fiscal 2001

Continuing Operations  Consolidated net sales increased 1.4% over the year ago
---------------------
quarter. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased reported sales by 3.0%. The strengthening of the U.S. dollar relative to key foreign currencies, particularly the euro, had the effect of reducing reported sales by 1.5% in the quarter. On a comparable basis, excluding the impact of acquisitions, dispositions, and changes in foreign currency exchange rates, sales were essentially unchanged from the prior year. Comparable sales in Sara Lee Meats and Household Products increased while comparable sales in the Sara Lee Bakery, Beverage and Intimates and Underwear segments declined during the quarter.

The gross profit margin was 40.7% in the first quarter of fiscal 2002 compared with 41.6% in the first quarter of fiscal 2001. Lower gross profit margins in the Sara Lee Meats and Intimates and Underwear segments more than offset improved gross margins in Sara Lee Bakery, Beverage and Household Products.

Selling, general and administrative (SG&A) expenses were 33.8% of net sales in the first quarter of fiscal 2002 as compared to 33.4% of net sales in the comparable period of the prior year. The increase is primarily due to an increase in media advertising, increased spending on systems and technology development and costs associated with centralizing certain manufacturing and administrative functions. Media advertising for continuing operations increased $11 million over the comparable period of the prior year.

Excluding unusual items related to business reshaping, operating income (defined as pretax income before interest, intangible amortization and unallocated corporate expenses) declined 11.8% versus the comparable period of the prior year. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased operating income by 6.4%. The strengthening of the U.S. dollar versus foreign currencies had the effect of reducing operating income by approximately 1.4%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income declined 16.8%. On a comparable basis, operating income declined in the Sara Lee Meats, Beverage and Intimates and Underwear segments. The lower level of operating income reflects lower gross profit margins and increased levels of selling, general and administrative expenses.

Net interest expense decreased $11 million to $51 million as significantly lower borrowing costs offset a higher level of debt associated with the Earthgrains acquisition. Unallocated corporate expenses, which are costs not directly attributable to a specific business segment, increased to $70 million as a result of company wide spending on systems and information technology, increased benefit plan costs and unfavorable foreign currency comparisons with the prior year. Trademark and goodwill amortization decreased from $46 million in fiscal 2001 to $14 million in the current year as a result of the adoption of SFAS No. 142 as of July 1, 2001.

The effective tax rate in the quarter decreased from 21.7% to 7.7% of pretax income from continuing operations. Excluding the impact of the tax benefit recognized in the first quarter of fiscal 2002 relating to business dispositions the effective tax rate was 19%. The decline in the tax rate from 21.7% to 19% primarily resulted from the elimination of non-deductible goodwill and increased earnings in certain foreign jurisdictions with lower tax rates.

Income from continuing operations was $242 million in the first quarter of fiscal 2002 as compared to $238 million in the comparable period of the prior year, an increase of 1.6%. Diluted earnings per share of $.30 in the first quarter of fiscal 2002 was 11.1% higher than the $.27 recognized in fiscal year 2001. Diluted earnings per share increased at a rate in excess of the growth in income from continuing operations as a result of a lower number of outstanding common shares. As previously indicated, these amounts were impacted by a number of events during the quarter. The following table summarizes the impact of unusual items relating to the business reshaping activities and the impact of the SFAS No. 142 adoption on income from continuing operations and diluted earnings per share ("EPS").

                                                                 THIRTEEN WEEKS ENDED
                                                          -----------------------------------
                                                          September 29,       September 30,          %
(In Millions Except Per Share Data)                            2001               2000             Change
-----------------------------------                       ---------------    ----------------    -----------

Income from continuing operations                         $       242        $        238            1.6  %

Exclude unusual income relating to business reshaping             (29)                  -              -
                                                          ---------------    ----------------    -----------

Income from continuing operations excluding unusual
items relating to business reshaping                              213                 238          (10.6) %

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                            -                  28              -
                                                          ---------------    --- --------------- -----------

Income from continuing operations adjusted for
amortization change and excluding unusual items           $       213        $        266          (20.1) %
                                                          ===============    ================    ===========


Diluted EPS - continuing operations                       $      0.30       $        0.27           11.1  %

Excluding unusual income relating to business reshaping         (0.04)                  -              -
                                                          ---------------    ----------------    -----------

Diluted EPS - continuing operations excluding unusual
items relating to business reshaping                             0.26                0.27           (3.7) %

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                            -                0.03              -
                                                          ---------------    ----------------    -----------

Diluted EPS - continuing operations adjusted for
amortization change and excluding unusual items           $      0.26       $        0.30          (13.3) %
                                                          ===============    ================    ===========


Discontinued Operations The first quarter of fiscal 2001 includes $16 million of
-----------------------
net income from the operation of the PYA/Monarch foodservice businesses. This business was disposed of in the second quarter of fiscal 2001 and has been accounted for as a discontinued operation.

Consolidated Net Income  Consolidated net income was $242 million in the first
-----------------------
quarter of 2002 as compared to $254 million in the comparable period of the prior year, a decrease of 4.9%. Diluted earnings per share of $.30 in the first quarter of fiscal 2002 was 3.5% higher than the $.29 recognized in fiscal 2001. Diluted EPS increased despite lower net income primarily as a result of a lower number of outstanding common shares. As previously indicated, these amounts were impacted by a number of events during the quarter. The following table summarizes the impact of unusual items relating to the business reshaping activities and the impact of the SFAS No. 142 adoption on net income and diluted EPS.

                                                                 THIRTEEN WEEKS ENDED
                                                          -----------------------------------
                                                          September 29,       September 30,          %
(In Millions Except Per Share Data)                            2001               2000             Change
-----------------------------------                       ---------------    ----------------    -----------

Net income                                                $       242        $        254           (4.9) %

Exclude unusual income relating to business reshaping             (29)                  -              -
                                                          ---------------    ----------------    -----------

Net income excluding unusual items relating to business
reshaping                                                         213                 254          (16.3) %

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                            -                  28              -
                                                          ---------------    ----------------   ------------

Net income adjusted for amortization change and
excluding unusual items                                   $       213        $        282          (24.7) %
                                                          ===============    ================    ===========


Diluted EPS                                               $       0.30       $       0.29            3.5  %

Excluding unusual income relating to business reshaping          (0.04)                 -              -
                                                          ---------------    ----------------    -----------

Diluted EPS excluding unusual items relating to
business reshaping                                                0.26               0.29          (10.3) %

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                             -               0.03              -
                                                          ---------------    ----------------    -----------

Diluted EPS adjusted for amortization change and
excluding unusual items                                   $       0.26       $       0.32          (18.8) %
                                                          ===============    ================    ===========


Operating Results by Business Segment - First Quarter Fiscal 2002 Compared with First Quarter Fiscal 2001

Reported net sales and unit volumes in the Sara Lee Meats segment were essentially unchanged from the prior year comparable quarter. Excluding acquisitions and dispositions completed subsequent to the start of the previous fiscal year, unit volumes were also unchanged from the prior year. The impact of foreign currency changes during the period reduced net sales by 0.3%. Excluding the impact of acquisitions, dispositions, and changes in foreign currencies, sales in the Sara Lee Meats segment increased 2.7%.

Operating income in Sara Lee Meats declined 14.4% in the quarter primarily due to higher commodity costs both in the United States and Europe. On a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income declined 14.9%.

The Corporation acquired Earthgrains on August 7, 2001 and consolidated the existing bakery operations with Earthgrains to create the Sara Lee Bakery Group. The consolidated results of operations of the Bakery Group include Earthgrains results from August 8, 2001. Including the acquisition results, reported net sales increased by $333 million from $240 million to $573 million. Excluding the impact of acquisitions and divestitures, net sales declined 8.6% from the prior year quarter as low growth product lines were eliminated. Unit volumes declined 7% during the quarter again due to the elimination of low growth product lines. Excluding acquisitions, divestitures and changes in foreign currency, net sales declined by 7.4%.

Operating income in the Sara Lee Bakery segment improved by $49 million from a loss of $14 million in the prior year comparable period to income of $35 million in the current quarter. Operating income improved as a result of increased gross margins due to the elimination of low profit product lines and the results of Earthgrains. Excluding the Earthgrains acquisition, other dispositions and changes in foreign currency, operating income more than doubled compared to the prior year comparable quarter.

Net sales in the Beverage segment declined 10.0%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales by 3.2%. Thus, on a comparable basis, sales declined 6.8%, reflecting base business unit sales declines and the impact of lower commodity coffee costs in the quarter, which resulted in lower prices to customers during the period. Excluding acquisitions, unit volumes for roasted coffee and coffee concentrates, the segment's primary business, decreased 2%.

Operating income for the Beverage segment decreased 15.7% due to base unit volume declines, the impact of the lower commodity coffee costs and increased advertising and promotions costs. The strength of the U.S. dollar in the quarter decreased reported operating income by 2.8%. Thus, excluding the impact of foreign currencies, operating income declined 12.9%.

Net sales in the Household Products segment increased 7.9% and operating income increased 3.1%. The strengthening of the U.S. dollar relative to foreign currencies, particularly in Europe, reduced reported sales and operating income by 3.8% and 3.1%, respectively. Excluding the impact of changes in foreign currencies, sales and operating income in Household Products increased 11.7% and 6.2%, respectively. Sales increased at a rate in excess of operating income because of increased spending on media advertising and promotion for new product launches and continued brand building. Unit volumes for this segment's four core categories - shoe care, body care, insecticides and air fresheners - increased 10.9% overall in the quarter, with strength in the air freshener, body care and insecticide categories and declines in shoe care.

Intimates and Underwear net sales declined 13.4% over the year ago quarter as the prior year quarter includes sales from certain non-core businesses that were disposed. Excluding the impact of acquisitions and dispositions, sales declined 4.4%. The impact of exchange rate changes resulting from the strengthening of the U.S. dollar in the quarter reduced reported sales by 0.8%. As a result, on a comparable basis, sales decreased 3.6%. Unit volumes in this segment, excluding recent acquisitions, increased 6% from the comparable prior year quarter. This net increase consisted of a 13% unit volume increase at Knit Products, offset by a 1% unit volume decrease in Intimates and a 4% decrease in Worldwide Legwear. The impact of recent acquisitions on unit volume changes was not significant during the quarter.

Intimates and Underwear operating income decreased 36.9% in the quarter. Excluding the impact of acquisitions and dispositions since the start of the prior year quarter, operating income declined 31.0%. This decrease reflects the profit impact of reduced operating margins that drove increased unit volume in a competitive Knit Products marketplace. The impact of changes in foreign currencies reduced operating income by 0.4%. As a result, excluding the impact of acquisitions, dispositions and changes in foreign currency, operating income declined 30.6%. Media advertising and promotion expenses decreased 1.6% compared to the prior year quarter. However, media advertising and promotion spending was concentrated on the largest knit product brands including Hanes and Hanes Her Way, resulting in a 45.7% increase in media advertising and promotion expense for these brands as compared to the prior year quarter.

Financial Condition

Net cash used in operating activities from continuing operations was $164 million in the first quarter of fiscal 2002 as compared to $125 million in the comparable period of the prior year. Cash expenditures related to the ongoing business reshaping program were largely responsible for the lower operating cash flow.

As of September 29, 2001, the Corporation's current liabilities exceeded current assets by $458 million. This working capital deficit results from the Corporation's emphasis on the management of trade receivables, payables and inventories, as well as the decision to finance a portion of its capital needs with short-term debt. The Corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. Ongoing revolving credit facilities totaling $2.3 billion were available as of September 29, 2001.

Net cash used in investment activities was $1,882 million in the first quarter of fiscal 2002 compared with $346 million in the comparable quarter of fiscal 2001. The Corporation expended $1,823 million to fund the Earthgrains acquisition in the first quarter of fiscal 2001. Cash expenditures for purchases of property and equipment decreased $21 million from the comparable period in the prior year.

During the quarter, the Corporation repurchased 1.9 million shares of its common stock for approximately $37 million. The Corporation has approximately 23 million shares remaining on its current repurchase authorization. Net cash of $1,973 million was received from long- and short-term borrowings in the quarter which was used to fund the Earthgrains acquisition and general corporate funding, while in the comparable period of fiscal 2001, $760 million was generated from borrowings. As a result, net cash from financing activities increased to $1,846 million in the quarter from $400 million in the year ago period.

EURO

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one new common currency - the euro. The transition period for the introduction of the euro extends through June 2002. Beginning January 2002, new euro-denominated bills and coins will be issued. In conjunction with the conversion process to the euro, the Corporation has taken steps to convert its information technology systems to handle the new currency, prepared for maintaining accounting, tax and other business records in the new currency and is continuing to evaluate the ability of all significant vendors and customers to accurately convert to the euro. Currently, the introduction and use of the euro has not had a material effect on the Corporation's foreign operations, foreign exchange practices or hedging and cash management activities. While the Corporation will continue to evaluate the impact of the euro over time based on currently available information, the Corporation does not believe that the introduction of the euro currency will have a material adverse impact on its consolidated financial condition, cash flows or results of operations.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

On August 7, 2001, the Corporation acquired The Earthgrains Company ("Earthgrains") and assumed Earthgrains' outstanding long-term debt of approximately $954 million. In addition, Earthgrains utilizes derivative futures contracts to hedge the movements in the price of wheat, and soybean and corn oils. The Corporation maintains risk management control systems to monitor the foreign exchange, interest rate and commodity risks, and the Corporation's offsetting hedge positions. The Earthgrains' operations were included in these risk management systems after the date of acquisition. The Corporation's risk management control system uses analytical techniques including market value, sensitivity analysis and value at risk estimation.

The value at risk estimations used by the Corporation are intended to measure the maximum amount the Corporation could lose from adverse market movements in interest rates and foreign exchange rates, given a specified confidence level over a given period of time. The following is a summary of the value at risk amounts for interest rates and foreign exchange rates as of June 30, 2001 and September 29, 2001.

                                     September 29,         June 30,            Time           Confidence
     (Dollars in Millions)               2001                2001            Interval           Level
     ---------------------          ----------------    ---------------    -------------    ---------------
     Value at risk amounts:
        Interest Rates              $         17.4      $        6.3          1 day                  95  %
        Foreign Exchange            $          6.3      $        9.9          1 day                  95  %



The Corporation uses the sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the Corporation's commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the underlying exposure. At September 29, 2001 and June 30, 2001, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price was $11.0 million and $4.5 million, respectively.

                                     PART II
                                     -------


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

(a) The Corporation's 2001 Annual Meeting of Stockholders was held on October 25, 2001 in Baltimore, Maryland ("Annual Meeting").

(b) A total of 678,842,836 votes (83% of all votes entitled to vote at the Annual Meeting) were represented by proxy or ballot at the Annual Meeting. The stockholders of the Corporation were requested to elect 15 directors as nominated by management. All nominees were elected as indicated by the following voting tabulation:


              Name                      For                Withheld

     Paul A. Allaire                642,782,495          36,060,341
     John H. Bryan                  664,409,209          14,433,627
     Charles W. Coker               670,097,206           8,745,629
     James S. Crown                 657,816,958          21,025,878
     Willie D. Davis                669,995,246           8,847,590
     Vernon E. Jordan, Jr.          660,981,474          17,861,363
     James L. Ketelsen              669,630,225           9,212,611
     Hans B. van Liemt              657,505,801          21,337,035
     Joan D. Manley                 669,899,141           8,943,695
     Cary D. McMillan               670,273,372           8,569,464
     C. Steven McMillan             669,647,885           9,194,951
     Frank L. Meysman               670,652,661           8,190,175
     Rozanne L. Ridgway             670,161,800           8,681,037
     Richard L. Thomas              670,007,398           8,835,438
     John D. Zeglis                 670,467,246           8,375,590

     (c.)(i) The stockholders were requested to ratify the appointment of Arthur
             Andersen LLP as independent public accountants of the Corporation for its fiscal year 2002. The appointment of Arthur Andersen LLP was ratified by the stockholders, with 659,582,610 votes being cast for the proposal, 15,419,244 votes being cast against the proposal, and 3,693,380 votes abstaining.

     (ii) The stockholders were requested to vote on a stockholder proposal requesting the Board of Directors to generate a report regarding all charitable contributions made by the Corporation during the prior year. The proposal was defeated by the stockholders, with 519,234,597 votes being cast against the proposal, 24,528,822 votes being cast for the proposal, and 25,312,589 votes abstaining. There were 109,766,828 broker non-votes.

     (iii) The stockholders were requested to vote on a stockholder proposal requesting the Board of Directors to prepare a report regarding the use of genetically engineered foods in the Corporation's products. The proposal was defeated by the stockholders, with 509,874,831 votes being cast against the proposal, 27,869,111 votes being cast for the proposal, and 31,330,966 votes abstaining. There were 109,767,928 broker non-votes.

                           ITEM 5 - OTHER INFORMATION
                           --------------------------

Forward-Looking Information

From time to time, in oral statements and written reports, including this report, the Corporation discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Corporation's ability to achieve its stated goals are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates - particularly the euro - given Sara Lee's significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee's products; (iii) adverse economic trends, including reduced consumer spending, relating in part to incidents of terrorism and the global repercussions from such incidents; (iv) Sara Lee's ability to continue to source production and conduct manufacturing and selling operations in various countries in the world due to changing political environments and the impacts on the related business environment; (v) Sara Lee's ability to successfully integrate acquisitions, particularly Earthgrains, into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; (vi) the financial impact of Sara Lee's decision to dispose of certain non-core business units; (vii) fluctuations in the cost and availability of various raw materials; (viii) the impact of foot-and-mouth viral disease in parts of Europe on the consumption of meat products in general and the cost of raw materials not impacted by the disease used in the production of finished goods; (ix) Sara Lee's ability to complete activities anticipated in its business reshaping programs; (x) Sara Lee's ability to realize forecasted savings, as well as improvements in productivity and efficiency from its business reshaping programs; and (xi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance. In addition, the Corporation's results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the Corporation competes.

                    Item 6 - Exhibits and Reports on Form 8-K
                    -----------------------------------------

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                             Page Number or
   Exhibit                                                   Incorporated herein
   Number                     Description                    by Reference to
   ------             ---------------------------------    ---------------------

    *10.1             Form of Executive Severance

                      Agreement for the Chief Executive
                      Officer of Sara Lee Bakery Group              32

     12.1             Computation of Ratio of

                      Earnings to Fixed Charges                     47

     12.2             Computation of Ratio of
                      Earnings to Fixed Charges
                      and Preferred Stock Dividend
                      Requirements                                  48

     * Management compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(b)  Reports on Form 8-K

On the dates indicated, the Corporation filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

     1. Current Report on Form 8-K filed on August 21, 2001, and amended Report on Form 8-K/A filed on September 4, 2001, to disclose, under
          Item 2 of the Report, information regarding the Corporation's tender offer for all of the outstanding shares of common stock of The Earthgrains Company;

     2. Current Report on Form 8-K filed on September 4, 2001 to disclose, under Item 5 of the Report, the Corporation's audited consolidated financial statements as of and for the fiscal year ended June 30, 2001, Management's Discussion and Analysis of Financial Condition and Results of Operations related thereto and the report of the Corporation's independent accountants, Arthur Andersen LLP; and

     3. Current Report on Form 8-K filed on September 24, 2001 to file several exhibits under Item 7 relating to the Corporation's public issuance of notes.

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

                                                  SARA LEE CORPORATION
                                                  --------------------

                                                      (Registrant)





                                          By: /S/ WAYNE R. SZYPULSKI
                                              ----------------------------------
                                                  Wayne R. Szypulski
                                                  Senior Vice President and
                                                  Controller


DATE:  November 13, 2001