Form 10-Q
period 2001-12-29
LEE SARA CORP
filed 2002-02-11
CIK 23666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 29, 2001
                               ------------------------------------------------

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

Yes    X        No ________
    -------

     On December 29, 2001, the Registrant had 785,392,051 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

                         The document contains 41 pages.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----

PART I -

         ITEM 1  -  FINANCIAL STATEMENTS

                  Preface                                                                   3

                  Condensed Consolidated Balance Sheets -
                     At December 29, 2001 and June 30, 2001                                 4

                  Consolidated Statements of Income -
                     For the thirteen and twenty-six weeks ended
                     December 29, 2001 and December 30, 2000                                5

                  Consolidated Statements of Common Stockholders' Equity -
                     For the period July 1, 2000 to December 29, 2001                       6

                  Consolidated Statements of Cash Flows -
                     For the twenty-six weeks ended December 29, 2001
                     and December 30, 2000                                                  7

                  Notes to Consolidated Financial Statements                                8

         ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                         OF OPERATIONS AND FINANCIAL CONDITION                             19

PART II -

         ITEM 1. -   LEGAL PROCEEDINGS                                                     36

         ITEM 5. -   OTHER INFORMATION                                                     36

         ITEM 6. -   EXHIBITS AND REPORTS ON FORM 8-K                                      37

SIGNATURE                                                                                  38

EXHIBIT 4.1      -   Articles Supplementary to the Charter, dated April 28, 2000           39

EXHIBIT 12.1     -   Computation of Ratio of Earnings to Fixed Charges                     40

EXHIBIT 12.2     -   Computation of Ratio of Earnings to Fixed Charges and
                      Preferred Stock Dividend Requirements                                41

                                     PART I

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                                     Preface
                                     -------

The consolidated financial statements for the thirteen and twenty-six weeks ended December 29, 2001 and December 30, 2000 and the balance sheet as of December 29, 2001 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation ("the Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 29, 2001 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and twenty-six weeks ended December 29, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------
  Condensed Consolidated Balance Sheets at December 29, 2001 and June 30, 2001
  ----------------------------------------------------------------------------
                                 (In millions)
                                 -------------

                                                           December 29,       June 30,
                                                              2001              2001
                                                           ------------     -----------
                         ASSETS
                         ------
Cash and equivalents                                       $      381       $      548
Trade accounts receivable, less allowances                      1,835            1,538
Inventories:
                    Finished goods                              1,596            1,715
                    Work in process                               405              454
                    Materials and supplies                        474              413
                                                           ----------       ----------
                                                                2,475            2,582
Other current assets                                              328              321
Net assets of businesses held for sale                              2               94
                                                           ----------       ----------

                    Total current assets                        5,021            5,083


Other non-current assets                                          227              264
Property, net                                                   2,999            2,146
Trademarks and other identifiable intangibles, net              2,032            1,137
Goodwill, net                                                   3,207            1,537
                                                           ----------       ----------

                                                           $   13,486       $   10,167
                                                           ==========       ==========

                    LIABILITIES AND EQUITY
                    ----------------------
Notes payable                                              $      707       $      101
Accounts payable                                                1,317            1,505
Accrued liabilities                                             2,982            2,872
Current maturities of long-term debt                              254              480
                                                           ----------       ----------

                    Total current liabilities                   5,260            4,958


Long-term debt                                                  4,768            2,640
Deferred income taxes                                             493              244
Other liabilities                                                 972              563
Minority interests in subsidiaries                                634              625
ESOP convertible preferred stock                                  230              238
Unearned deferred compensation                                   (221)            (223)
Common stockholders' equity                                     1,350            1,122
                                                           ----------      -----------

                                                           $   13,486      $    10,167
                                                           ==========      ===========

See accompanying Notes to Consolidated Financial Statements.              Page 4

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------
                       Consolidated Statements of Income
                       ---------------------------------
 For the Thirteen and Twenty-Six Weeks Ended December 29, 2001 and December 30,
 ------------------------------------------------------------------------------
                                      2000
                                      ----
                      (In millions, except per share data)
                       -----------------------------------

                                                                        THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                                  ---------------------------------  -------------------------------
                                                                    December 29,     December 30,     December 29,     December 30,
                                                                       2001             2000             2001             2000
                                                                  ---------------  ----------------  --------------  ---------------
Net sales                                                         $        4,990   $         4,757   $       9,508   $        9,212
                                                                  ---------------  ----------------  --------------  ---------------

Cost of sales                                                              2,854             2,718           5,531            5,318
Cost of sales - product line exit costs                                       (1)               24              (4)              24
Selling, general and administrative expenses                               1,703             1,525           3,230            3,014
Interest expense                                                              80                69             154              151
Interest income                                                              (20)              (19)            (43)             (39)
Unusual items - business reshaping:
   Gain in connection with initial public offering                            --              (105)             --             (105)
   Business dispositions and other charges                                   188               320             192              320
                                                                  ---------------  ----------------  --------------  ---------------
                                                                           4,804             4,532           9,060            8,683

Income from continuing operations before income taxes                        186               225             448              529
Income taxes                                                                  26                74              46              140
                                                                  ---------------  ----------------  --------------  ---------------

Income from continuing operations                                            160               151             402              389

Income from discontinued operations, net of income taxes                      --                 9              --               25
Gain on disposal of discontinued operations, net of income taxes              --               638              --              638
                                                                  ---------------  ----------------  --------------  ---------------

Net income                                                                   160               798             402            1,052
Preferred stock dividends, net of tax                                          2                 3               5                6
                                                                  ---------------  ----------------  --------------  ---------------

Income available for common stockholders                          $          158   $           795   $         397   $        1,046
                                                                  ===============  ================  ==============  ===============

Income from continuing operations per common share
      Basic                                                       $         0.20   $          0.18   $        0.51   $         0.46
                                                                  ===============  ================  ==============  ===============
      Diluted                                                     $         0.20   $          0.17   $        0.49   $         0.44
                                                                  ===============  ================  ==============  ===============

Net income per common share
      Basic                                                       $         0.20   $          0.96   $        0.51   $         1.25
                                                                  ===============  ================  ==============  ===============
      Diluted                                                     $         0.20   $          0.92   $        0.49   $         1.20
                                                                  ===============  ================  ==============  ===============

Average shares outstanding

      Basic                                                                  785               830             784              836
                                                                  ===============  ================  ==============  ===============
      Diluted                                                                819               869             818              873
                                                                  ===============  ================  ==============  ===============

Cash dividends per common share                                   $        0.150   $         0.145   $       0.295   $         0.28
                                                                  ===============  ================  ==============  ===============

See accompanying Notes to Consolidated Financial Statements.              Page 5

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------
             Consolidated Statements of Common Stockholders' Equity
             ------------------------------------------------------
                For the Period July 1, 2000 to December 29, 2001
                ------------------------------------------------
                      (In millions, except per share data)
                      ------------------------------------

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                                                             UNEARNED  COMPREHENSIVE  COMPREHENSIVE
                                                              COMMON   CAPITAL  RETAINED   RESTRICTED      INCOME         INCOME
                                                      TOTAL    STOCK   SURPLUS  EARNINGS     STOCK         (LOSS)         (LOSS)
                                                     -------  ------   -------  --------   ----------  -------------  -------------
Balances at July 1, 2000                             $1,234   $    8   $   --   $  2,393   $     (21)  $     (1,146)

Net income                                            1,052       --       --      1,052          --             --   $      1,052
Translation adjustments, net of tax                     (92)      --       --         --          --            (92)           (92)
Transition adjustment related to change in
   accounting for derivative instruments and
   hedging activities, net of tax                         6       --       --         --          --              6              6
Net unrealized gain on qualifying cash flow
   hedges, net of tax                                    (3)      --       --         --          --             (3)            (3)
                                                                                                                      -------------
Comprehensive income                                                                                                  $        963
                                                                                                                      =============
Cash dividends -
     Common ($0.28 per share)                          (236)      --       --       (236)         --             --
     ESOP convertible preferred ($2.72 per share)        (9)      --       --         (9)         --             --
Stock issuances (cancelations) -
     Stock option and benefit plans                      71       --       71         --          --             --
     Restricted stock                                   (13)      --       --        (34)         21             --
Reacquired shares                                      (504)      --      (78)      (426)         --             --
ESOP tax benefit, redemptions, and other                 11       --        7          4          --             --
                                                     -------  -------  -------  ---------  ----------  -------------
Balances at December 30, 2000                         1,517        8       --      2,744          --         (1,235)

Net income                                            1,214       --       --      1,214          --             --   $      1,214
Translation adjustments, net of tax                    (171)      --       --         --          --           (171)          (171)
Minimum pension liability, net of tax                  (107)      --       --         --          --           (107)          (107)
Net unrealized gain on qualifying cash flow
     hedges, net of tax                                  (8)      --       --         --          --             (8)            (8)
                                                                                                                      -------------
Comprehensive income                                                                                                  $        928
                                                                                                                      =============
Cash dividends -
     Common ($0.29 per share)                          (232)      --       --       (232)         --             --
     ESOP convertible preferred ($2.72 per share)        (9)      --       --         (9)         --             --
Stock issuances (cancelations) -
     Stock option and benefit plans                      33       --       33         --          --             --
Tax benefit related to incentive stock
     options                                             10       --       10         --          --             --
Reacquired shares                                      (139)      --      (51)       (88)         --             --
Exchange offer for Coach common stock                  (998)      --       --       (998)         --             --
ESOP tax benefit, redemptions and other                  12       --        8          4          --             --
                                                     -------  -------  -------  ---------  ----------  -------------
Balances at June 30, 2001                             1,122        8       --      2,635          --         (1,521)

Net income                                              402       --       --        402          --             --   $        402
Translation adjustments, net of tax                      31       --       --         --          --             31             31
Net unrealized gain on qualifying cash flow
   hedges, net of tax                                    (1)      --       --         --          --             (1)            (1)
                                                                                                                      -------------
Comprehensive income                                                                                                  $        432
                                                                                                                      =============
Cash dividends -
     Common ($0.295 per share)                         (231)      --       --       (231)         --             --
     ESOP convertible preferred ($2.72 per share)        (9)      --       --         (9)         --             --
Stock issuances (cancelations) -
     Stock option and benefit plans                      57       --       57         --          --             --
     Business acquisitions                               (1)      --       (1)        --          --             --
     Restricted stock                                     4       --        4         --          --             --
Reacquired shares                                       (37)      --      (37)        --          --             --
ESOP tax benefit, redemptions and other                  13       --       10          3          --             --
                                                     -------  -------  -------  ---------  ----------  -------------
Balances at December 29, 2001                        $1,350   $    8   $   33   $  2,800   $      --   $     (1,491)
                                                     =======  =======  =======  =========  ==========  =============

See accompanying Notes to Consolidated Financial Statements.              Page 6

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------
                      Consolidated Statements of Cash Flows
                      -------------------------------------
     For the Twenty-Six Weeks Ended December 29, 2001 and December 30, 2000
     ----------------------------------------------------------------------
                                 (In millions)
                                 -------------

                                                                                        TWENTY-SIX WEEKS ENDED
                                                                                 -------------------------------------
                                                                                    December 29,          December 30,
                                                                                        2001                 2000
                                                                                 ----------------      ---------------
OPERATING ACTIVITIES -
  Income from continuing operations                                              $           402        $         389
  Adjustments for non-cash charges included in net income:
     Depreciation                                                                            233                  218
     Amortization of intangibles                                                              41                  102
     (Decrease) in deferred income taxes                                                     (31)                 (11)
     Other                                                                                    (3)                 (18)
  Unusual items - business reshaping
      Business dispositions and other charges                                                114                  317
      Gain in connection with initial public offering                                          -                 (105)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                                           (140)                (357)
                                                                                 ----------------      ---------------
  Net cash from operating activities - continuing operations                                 616                  535
  Operating cash flows (used in) discontinued operations                                       -                  (24)
                                                                                 ----------------      ---------------
  Net cash from operating activities                                                         616                  511
                                                                                 ----------------      ---------------

INVESTMENT ACTIVITIES -
  Purchases of property and equipment                                                       (224)                (229)
  Acquisitions of businesses and investments                                              (1,849)                (278)
  Dispositions of businesses and investments                                                  23                1,611
  Sales of assets                                                                             61                   32
  Other                                                                                      (25)                  (9)
                                                                                 ----------------      ---------------

  Net cash (used in) from investment activities                                           (2,014)               1,127
                                                                                 ----------------      ---------------

FINANCING ACTIVITIES -
  Issuances of common stock                                                                   57                   71
  Purchases of common stock                                                                  (37)                (504)
  Issuance of equity securities by subsidiary                                                  -                  122
  Borrowings of long-term debt                                                             1,352                1,019
  Repayments of long-term debt                                                              (282)                (212)
  Short-term borrowings (repayments), net                                                    375               (1,467)
  Payments of dividends                                                                     (240)                (245)
                                                                                 ----------------      ---------------

  Net cash from (used in) financing activities                                             1,225               (1,216)
                                                                                 ----------------      ---------------

Effect of changes in foreign exchange rates on cash                                            6                   (1)
                                                                                 ----------------      ---------------

(Decrease) increase in cash and equivalents                                                 (167)                 421

Cash and equivalents at beginning of year                                                    548                  314
                                                                                 ----------------      ---------------

Cash and equivalents at end of quarter                                           $           381        $         735
                                                                                 ================      ===============

COMPONENTS OF CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     (Increase) in trade accounts receivable                                     $           (29)       $         (48)
     Decrease in inventories                                                                 211                   64
     Decrease (increase) in other current assets                                              40                  (13)
     (Decrease) in accounts payable                                                         (366)                (352)
     Increase (decrease) in accrued liabilities                                                4                   (8)
                                                                                 ----------------      ---------------

Changes in current assets and liabilities                                        $          (140)       $        (357)
                                                                                 ================      ===============


See accompanying Notes to Consolidated Financial Statements.              Page 7

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

     1. Computation of Basic and Diluted Earnings Per Share

Net income per share - basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share - diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options to purchase shares of the Corporation's common stock which have an exercise price in excess of the average market price of those shares for a reporting period are excluded from the determination of the diluted earnings per share denominator. For the thirteen and twenty-six week periods ending December 29, 2001 options to purchase 30.9 million and 43.3 million shares of the Corporation's common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods. For the thirteen and twenty-six week periods ending December 30, 2000, options to purchase 33.3 million and 33.6 million shares of the Corporation's common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods.

The following is a reconciliation of net income to net income per share - basic and diluted for the thirteen and twenty-six weeks ended December 29, 2001 and December 30, 2000:

               Computation of Basic and Diluted Earnings Per Share
                      (In millions, except per share data)

                                                            THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                        --------------------------   --------------------------
                                                        December 29,  December 30,   December 29,  December 30,
                                                           2001           2000          2001           2000
                                                        -----------   ------------   ------------  ------------
Income from continuing operations                         $  160       $   151         $  402        $  389
Income from discontinued operations, net of income
   taxes                                                       -             9              -            25
Gain on disposal of discontinued operations, net
  of income taxes                                              -           638              -           638
                                                          ------       -------         ------        ------
Net income                                                   160           798            402         1,052
Less dividends on preferred stock, net of tax benefit         (2)           (3)            (5)           (6)
                                                          ------       -------         ------        ------
Income available to common stockholders - basic              158           795            397         1,046
Adjustment for assumed conversion of ESOP shares               2             3              4             5
                                                          ------       -------         ------        ------
Income available to common stockholders - diluted         $  160       $   798         $  401        $1,051
                                                          ======       =======         ======        ======

Average shares outstanding - basic                           785           830            784           836
Dilutive effect of stock option and award plans                9            12              9            10
Dilutive effect of ESOP plan                                  25            27             25            27
                                                          ------       -------         ------        ------
Average shares outstanding - diluted                         819           869            818           873
                                                          ======       =======         ======        ======

Earnings per share - basic
Income from continuing operations                         $ 0.20       $  0.18         $ 0.51        $ 0.46
                                                          ======       =======         ======        ======
Income from discontinued operations                                    $  0.78                       $ 0.79
                                                                       =======                       ======
Net Income                                                $ 0.20       $  0.96         $ 0.51        $ 1.25
                                                          ======       =======         ======        ======

Earnings per share - diluted
Income from continuing operations                         $ 0.20       $  0.17         $ 0.49        $ 0.44
                                                          ======       =======         ======        ======
Income from discontinued operations                                    $  0.74                       $ 0.76
                                                                       =======                       ======
Net Income                                                $ 0.20       $  0.92         $ 0.49        $ 1.20
                                                          ======       =======         ======        ======

     2. Unusual Items

The Corporation's results for the second quarter and first half of fiscal 2002 were affected by the Reshaping program initiated in May 2000. This ongoing program includes certain defined exit activities and the disposition of a number of businesses. The costs associated with these plans in the second quarter of fiscal 2002 and the actions taken since the initiation of the Reshaping program are as follows:

Second Quarter Fiscal 2002 Exit Plan
------------------------------------

The actions approved by the Corporation's management in the second quarter of fiscal 2002 resulted in a pretax charge of $187 million and a decrease in net income of $143 million, or $.17 per diluted share. The $187 million pretax charge consists of a $174 million net charge for the cost of defined exit activities and a $13 million charge related to the net impact of certain planned business dispositions. For presentation purposes, the $13 million charge related to business dispositions and $175 million of the net charge related to defined exit activities are displayed in the "business dispositions and other charges" line of the Consolidated Statement of Income. The remaining $1 million credit related to defined exit activities is displayed in the "cost of sales - product line exit costs" line of the Consolidated Statement of Income.

The $13 million charge related to business dispositions decreased operating income in the Corporation's business segments as follows: Intimates and Underwear - $12 million and Sara Lee Bakery - $1 million. The charge consists primarily of the difference between the estimated loss and the actual loss realized on previously announced business dispositions, and reduced net income by $13 million, or slightly under $.02 per diluted share.

The $174 million net charge related to the exit of a number of business activities reduced operating income in the Corporation's business segments as follows: Intimates and Underwear - $87 million, Sara Lee Bakery - $48 million, Sara Lee Meats - $29 million, Beverage - $9 million and Household Products - $1 million. The net impact of these actions was a decrease in pretax income of $174 million and a decrease in net income of $130 million, or $.16 per diluted share. The pretax charge consists of the following:

- $101 million of the charge is for termination benefits associated with planned personnel reductions, and consists of $103 million for defined exit activities in the second quarter of fiscal 2002 and a $2 million credit to adjust employee termination costs previously announced. The $103 million component represents the exit costs associated with the planned termination of 6,578 employees and consists of $97 million of severance costs recognized in accordance with the provisions of Emerging Issues Task Force Issue 94-3 and $6 million of pension benefit costs determined in accordance with the provisions of Statement of Financial Accounting Standards No. 88. The $2 million reversal of termination benefits previously recognized primarily resulted from the departure of 371 employees who voluntarily left the Corporation in advance of the planned termination date, and therefore, did not receive termination benefits. The effect of these additional employee terminations and adjustments has been included in a table presented on page 12, which indicates the location of all employees affected by the Reshaping program and the status of the planned actions.

- $27 million of the charge is for anticipated losses on the disposal of real estate and equipment. Of the $27 million net charge, $32 million relates to new exit activities, including the disposal of real estate and equipment at 12 owned facilities and a number of leased facilities. The loss recognized is the difference between the estimated selling price and the carrying value of the assets held for sale. For the second quarter charge, the selling prices of the real estate were based primarily on independent appraisals, while the selling prices of the equipment were based on the Corporation's prior experience with comparable equipment disposals. All actions contemplated by this exit plan are expected to be completed within 12 months. Offsetting this amount is a credit of $5 million to adjust the loss which was recognized on the planned disposition of two facilities in a prior quarters reshaping charge. In addition, the Corporation received better than expected results on the disposal of other real estate and equipment originally targeted under the Reshaping program.

- $43 million of the charge is related to certain contractual obligations that must be satisfied in connection with exit activities approved during the second quarter. Of this amount, $36 million relates to non-cancelable lease payments on 10 leased facilities that are being exited. This charge represents the difference between the non-cancelable obligation after the facility is exited and the sublease income that is estimated to be received. The remaining $7 million of the charge relates to certain other third party contractual obligations that must be satisfied. This charge consists primarily of settlement amounts that must be paid to terminate third party distribution arrangements, as well as the remaining obligations due on product licensing agreements once these activities have ceased.

- During the second quarter of fiscal 2002, the Corporation completed actions associated with the termination of certain licensing agreements and the exit of related manufacturing operations. Inventory related to these operations and licensing agreements was disposed of for $1 million more than originally anticipated in fiscal 2001. As a result, the related credit to earnings is displayed in the same line of the Consolidated Income Statement as the original charge ("cost of sales - product line exit costs").

- $4 million of the charge relates to moving and other related expenses for employees and equipment affected by the Reshaping program. These expenses are recognized by the Corporation in the period the related service is rendered by third party suppliers. Cash is expended to pay vendors in essentially the same period as the expense is recognized.

Including the effects of the second quarter exit plan, the actions approved by the Corporation's management for the first half of fiscal 2002 resulted in a pretax charge of $188 million and a decrease in net income of $114 million, or $.14 per diluted share. The $188 million pretax charge consists of a $182 million net charge for the cost of defined exit activities and a $6 million charge related to the net impact of certain planned business dispositions. These charges decreased operating income in the Corporation's business segments as follows: Intimates and Underwear - $94 million, Sara Lee Bakery - $51 million, Sara Lee Meats - $35 million, Beverage - $7 million and Household Products - $1 million. For presentation purposes, the $6 million charge related to business dispositions and $186 million of the net charge related to defined exit activities are displayed in the "business dispositions and other charges" line of the Consolidated Statement of Income. The remaining $4 million credit related to defined exit activities is displayed in the "cost of sales - product line exit costs" line of the Consolidated Statement of Income.

Cumulative Exit Plan and Status
-------------------------------

After combining the amounts recognized in fiscal 2001 and the first half of fiscal 2002, the Corporation's ongoing Reshaping program has reduced pretax earnings and net income by $742 million and $614 million, respectively. Of the $742 million pretax charge, $3 million is for actions taken at the Corporate headquarters and $739 million is related to the following business segments:
Intimates and Underwear - $505 million; Sara Lee Bakery - $110 million; Sara Lee Meats - $105 million; Beverage - $15 million; and Household Products - $4 million. The components of the $742 million pretax charge are as follows:

Business Dispositions

- $347 million of the charge represents the cost recognized in connection with the disposition of 18 businesses. As of December 29, 2001, the disposition of 16 of these businesses had been completed. The remaining two businesses yet to be disposed are located in Asia and must receive government approval before the transaction can be completed. The Corporation expects to complete the disposal of these businesses within the next several months. The net book value of the assets in these two businesses is recognized in the "net assets of businesses held for sale" line of the Consolidated Balance Sheet.

Exit of Defined Business Activities

- $229 million of the charge is for the cost of severance and other employee benefits associated with planned personnel reductions. Of this amount, $218 million relates to severance costs recognized in accordance with the provisions of Emerging Issues Task Force Issue 94-3. The remaining $11 million relates to pension benefit costs determined in accordance with the provisions of Statement of Financial Accounting Standards No. 88. All termination actions planned for under the Reshaping program will take place within one year of the date the respective charge was taken. To date, including adjustments made for unexpected voluntary departures of employees, these actions will result in the termination of 20,470 employees. The specific location of these employees and the status of the planned actions as of December 29, 2001 are summarized in a table contained on page 12.

- $66 million of the charge is for anticipated losses on the disposal of real estate and equipment at 21 owned facilities and the disposal of equipment at a number of leased facilities. The loss recognized is the difference between the estimated selling price and the carrying value of the assets held for sale. Selling prices were estimated based on offers received from third parties or third-party appraisals of real estate held for sale, as well as the Corporation's prior experience with comparable equipment disposals. The charge primarily relates to the planned exit of Intimates and Underwear manufacturing facilities in the United States, Mexico and Europe; 3 domestic meat-processing plants; and a Beverage facility in Europe. As of December 29, 2001, 9 of the 21 owned facilities had been closed and 6 of those had been sold. All actions contemplated by the exit plan are expected to be completed within 12 months of the date of the related charge. The carrying value of the property and equipment awaiting sale at December 29, 2001 is $26 million.

- $22 million of the charge resulted from the decision to terminate product licensing agreements and exit related manufacturing operations. The $22 million charge was recorded in "cost of sales - product line exit costs" in the Consolidated Statement of Income and consists of the following components: $24 million in the second quarter of fiscal 2001; $2 million in the fourth quarter of fiscal 2001; ($3) million in the first quarter of 2002 and ($1) million in the second quarter of 2002. The disposition of inventory related to product licensing agreements and manufacturing operations resulted in these losses. The loss recognized is the difference between the estimated net realizable value of the inventory and the related carrying value. Net realizable values were based on the Corporation's prior experience with the disposition of similar types of products, adjusted for the actual proceeds received.

- $69 million of the charge is related to certain contractual obligations that must be satisfied in connection with the exit activities approved by management. Of this amount, $57 million relates to non-cancelable lease payments on 36 leased facilities that are being exited. This charge represents the difference between the non-cancelable obligation after the facility is exited and the sublease income that is estimated to be received. As of December 29, 2001, 22 of the leased facilities had been exited. The remaining $12 million of the charge relates to certain other third party contractual obligations that must be satisfied, including settlement amounts to terminate distribution relationships and the remaining obligations due on product licensing agreements once these activities have ceased.

- $9 million of the charge relates to moving and other related expenses for employees affected by the Reshaping program. These expenses are recognized by the Corporation in the period the related service is rendered by third party suppliers. Cash is expended to pay vendors in essentially the same period as the expense is recognized.

The following table summarizes the charges taken for the approved exit of business activities and the related status as of December 29, 2001:

                                       Exit Costs Recognized During
                                  --------------------------------------
                                                                              Writedown of                     Accrued
                                                                Second       Assets to Net                  Exit Costs as
                                  Fiscal    First Quarter      Quarter        Realizable         Cash        of Dec. 29,
(In Millions)                      2001      Fiscal 2002     Fiscal 2002         Value         Payments         2001
-------------                     ------    -------------    -----------     -------------    ----------    -------------
  Employee termination and
     other benefits               $  122      $        6      $     101       $        --       $   (79)    $        150

  Expected losses on
     disposals of property and
     equipment and other              37               2             27               (66)           --               --
     related costs

  Expected losses on disposal
     of inventories                   26              (3)            (1)              (22)           --               --

  Other exit costs - includes
     non-cancelable lease
     and other contractual
     obligations                      25               1             43                --            (7)              62

  Moving and other related
     costs                             3               2              4                --            (9)              --
                                  ------      ----------      ---------       -----------       -------     ------------

  Total exit costs                $  213      $        8      $     174       $       (88)      $   (95)    $        212
                                  ======      ==========      =========       ============      =======     ============

Of the $395 million of exit costs recognized, $307 million will require the use of cash and $88 million is a non-cash component. The Corporation expects to fund the cash costs of this charge from internal sources and proceeds generated from the sale of businesses.

The following table summarizes the planned employee terminations by location and business segment, and the status of those actions as of December 29, 2001:

                                              Sara Lee                            Intimates                  As of
                                  Sara Lee     Bakery                Household       and                    Dec. 29,
                                    Meats       Group     Beverage    Products    Underwear    Corporate      2001
                                  --------    --------    --------   ---------   -----------   ---------    --------
United States                          983         291          --          --         2,022          20       3,316
Canada                                  --          --          --          --           101          --         101
Puerto Rico, Mexico
   and Latin America                    67          --          --          --        12,508          --      12,575
Europe                                 109         210          91          --         2,839          --       3,249
Asia and Africa                         --         381          --          48           800          --       1,229
                                  --------    --------    --------   ---------   -----------    --------    --------
                                     1,159         882          91          48        18,270          20      20,470
                                  ========    ========    ========   =========   ===========    ========    ========
As of December 29, 2001:
   Employees terminated                344         682          72          48        10,482          20      11,648
   Employees to be terminated          815         200          19          --         7,788          --       8,822
                                  --------    --------    --------   ---------   -----------    --------    --------
                                     1,159         882          91          48        18,270          20      20,470
                                  ========    ========    ========   =========   ===========    ========    ========

3.   Adoption of New Accounting Standards For Goodwill and Other Intangible
     Assets

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

In accordance with the adoption provisions of SFAS No. 142, the Corporation has completed the transitional impairment tests and no impairment was noted. The following is a reconciliation of net income, basic earnings per share and diluted earnings per share between the amounts reported by the Corporation in fiscal 2001 and the adjusted amounts reflecting these new accounting rules.

                                                         Thirteen Weeks   Twenty-six Weeks
                                                             Ended            Ended (1)
                                                         --------------   ----------------
                                                           December 30,     December 30,
         (Amounts In Millions, Except Per Share Data)         2000              2000
                                                         --------------   ----------------
         Net Income:
            Reported net income                           $         798    $         1,052
            Goodwill amortization                                    24                 47
            Intangible amortization                                   5                 10
                                                         --------------   ----------------
            Adjusted net income                           $         827    $         1,109
                                                         ==============   ================

         Basic Earnings Per Share:
            Reported basic earnings per share             $         .96    $          1.25
            Goodwill amortization                                   .03                .06
            Intangible amortization                                  -                 .01
                                                         --------------   ----------------
            Adjusted basic earnings per share             $         .99    $          1.32
                                                         ==============   ================

         Diluted Earnings Per Share:
            Reported diluted earnings per share           $         .92    $          1.20
            Goodwill amortization                                   .03                .05
            Intangible amortization                                   -                .01
                                                         --------------   ----------------
            Adjusted diluted earnings per share           $         .95    $          1.27
                                                         ==============   ================

               (1) - Earnings per share amounts are rounded to the nearest cent, and individual amounts will not necessarily sum to the total.

    4.  Acquisition of The Earthgrains Company

On August 7, 2001, upon the completion of the initial tender offer period, the Corporation acquired The Earthgrains Company ("Earthgrains") when approximately 93% of the outstanding Earthgrains' common shares were tendered and accepted by the Corporation. Following the completion of a subsequent tender offer period, the Corporation acquired the remaining Earthgrains' common shares. The results of operations for Earthgrains have been included in the consolidated financial results of the Corporation since August 8, 2001. Earthgrains is a packaged bread and refrigerated dough business with operations in the United States and Europe. The sales and operating income of the Earthgrains business in the quarter ended December 29, 2001 were $676 million and $38 million, respectively.

Under the terms of the agreement, the Corporation acquired the Earthgrains' common shares for $40.25 per share, or approximately $1.9 billion. Cash on the Earthgrains' balance sheet on the acquisition date reduced the purchase price to a net amount of approximately $1.8 billion. In addition, the Corporation assumed $954 million of Earthgrains' long-term debt.

Presented below are the pro forma financial results prepared under the assumption that the acquisition of Earthgrains had been completed at the beginning of fiscal year 2001. These pro forma financial results include the following significant assumptions:

- The acquisition has been accounted for under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
    141) and, accordingly, the purchase method has been used. The purchase price allocation is preliminary at this point. $862 million of intangibles have been identified and these primarily consist of trademarks, owned and licensed brands, customer relationships and merchandising procedures with a weighted average life of 31 years. Goodwill of $1,680 million has been recognized in connection with this transaction.

- The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets", as of the beginning of fiscal year 2002. Under the provisions of this Statement, intangible assets with an indefinite life and goodwill are no longer amortized. For purposes of preparing these pro forma statements in order to maintain comparability between the reported results for fiscal 2002 and 2001, all the intangible assets with an indefinite life and goodwill have not been amortized in the pro forma results.

- The acquisition price of approximately $1.8 billion was funded with the issuance of $1.0 billion of 6.25% fixed rate long-term debt and $.8 billion of short-term floating rate debt. The short-term floating rate debt had a weighted average interest rate during the first quarter of fiscal 2001 and 2002 of 6.0% and 3.6%, respectively. An increase of 0.125% in the average short-term interest rate would result in a change to interest expense of $1 million on an annual basis.

                                               Thirteen Weeks Ended                Twenty-six Weeks Ended
                                         ---------------------------------    ---------------------------------
                                          December 29,       December 30,       December 29,      December 30,
         (In millions, except                2001               2000               2001              2000
         per share data)
         ----------------------------    --------------     --------------    ---------------    --------------
         Net Sales                           $    4,990        $     5,392        $     9,790     $      10,450

         Net Income                                 160                797                398             1,070

         Earnings per share - Basic          $     0.20        $      0.96        $      0.50     $        1.27
                           - Diluted               0.20               0.92               0.49              1.22

                                                                              14

   5. Sale of PYA/Monarch

On December 4, 2000, the Corporation sold its PYA/Monarch foodservice distribution business and received cash proceeds of $1,559 million. The disposition resulted in a gain before income taxes of $1,126 million and an after-tax gain of $638 million. The PYA/Monarch foodservice operation constituted a reportable business segment of the Corporation and this gain has been recognized in the discontinued operations section of the accompanying consolidated financial statements.

   6. Gain on Initial Public Offering of Coach

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

Following the offering, the Corporation owned 80.5% (35,026,333 shares) of the outstanding common stock of Coach. The Corporation indicated that it intended to dispose of its 80.5% interest in Coach by offering the Corporation's stockholders the opportunity to exchange their Sara Lee common stock for shares of Coach. On January 26, 2001, Coach filed a registration statement with the Securities and Exchange Commission to effect this exchange offer.

The proceeds received by the Corporation from the initial public offering are not subject to income tax. Further, the Corporation has not provided deferred income taxes on the gain realized from the sale transaction since the contemplated exchange offering is expected to qualify as a tax-free distribution.

The net assets of the Coach business at December 30, 2000 were $128 million and have been classified as "net assets of businesses held for sale" in the accompanying Condensed Consolidated Balance Sheet.

   7. Derivative Reporting

As of June 30, 2001, the accumulated derivative loss in Accumulated Other Comprehensive Income was $5 million. As of December 29, 2001, the accumulated derivative loss in Accumulated Other Comprehensive Income was $6 million. During the quarter ended December 29, 2001, $5 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income, and $1 million of accumulated net derivative gains were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the quarter. At December 29, 2001, the maximum maturity date of any cash flow hedge was approximately 1.5 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The Corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $6 million, at the time the underlying hedged transaction is realized.

Other disclosures related to hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness, and gains and losses resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts. During the quarter ended December 29, 2001, net gains of $55 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustments account within stockholders' equity.

    8. Issued But Not Yet Effective Accounting Standards

Following is a discussion of recently issued accounting standards that the Corporation will be required to adopt at the beginning of the third quarter of fiscal 2002.

Accounting for Sales Incentives -

The Emerging Issues Task Force (EITF) of the FASB has reached conclusions on a number of issues relating to the measurement, recognition and income statement classification of a number of items that can be broadly characterized as sales incentives or promotions. Set out below is a summary of each of those pronouncements.

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

- EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor Products" - This Issue addresses the income statement classification of a number of common incentives offered to businesses that purchase products from the Corporation and then sell those products to third parties. The incentives include payments made to retailers to obtain space on store shelves; agreements to reimburse a retailer for a portion of the cost of product advertising; and agreements to reimburse retailers for shortfalls in the selling price of the Corporation's products. The consensus does not modify the policies followed by the Corporation in the recognition or measurement of these incentives, but it does require that these incentives be presented in the income statement as a reduction of revenue. The Corporation's current policy is to classify certain of these incentives in the selling, general and administrative expenses caption of the consolidated statement of income.

Beginning in the third quarter of fiscal 2002, the Corporation will be required to recognize the impact of the new EITF guidelines on sales incentives in its financial statements and restate previously issued statements to reflect the provisions of these statements. The net impact from the adoption of these rules will not impact income from continuing operations, net income or the financial position of the Corporation, but will result in the reclassification of certain selling, general and administrative expenses to cost of sales and net sales. The following is a summary of the restated financial results reflecting the impact of the adoption of these new accounting rules.

                                           Fiscal Year Ended July 1, 2000                  Fiscal Year Ended June 30, 2001
                                     --------------------------------------------    ---------------------------------------------
                                     Reported       Restatement       Adjusted        Reported       Restatement       Adjusted
(In millions)                         Results       Adjustments        Results         Results       Adjustments        Results
-------------                        -----------    ------------     ------------    ------------    -------------    ------------
Continuing Operations
   Net Sales                         $  17,511      $      (904)     $    16,607     $  17,747       $   (1,125)      $   16,622
                                     -----------    ------------     ------------    ------------    -------------    ------------
   Cost of Sales                        10,100               24           10,124        10,290               35           10,325
   SG&A expenses                         5,668             (928)           4,740         5,865           (1,160)           4,705
   Interest expense                        252                -              252           270                -              270
   Interest income                         (76)               -              (76)          (90)               -              (90)
   Unusual items
      Gain on sale of Coach
        Business                             -                -                -          (967)               -             (967)
      Business dispositions and
        other charges                        -                -                -           528                -              528
                                     -----------    ------------     ------------    ------------    -------------    ------------
                                        15,944             (904)          15,040        15,896           (1,125)          14,771
                                     -----------    ------------     ------------    ------------    -------------    ------------
  Income from continuing
    operations before income taxes   $   1,567      $         -      $     1,567      $  1,851       $        -       $    1,851
                                     ===========    ============     ============    ============    =============    ============


                                                  Twenty-six Weeks                                 Twenty-six Weeks
                                               Ended December 30, 2000                         Ended December 29, 2001
                                     --------------------------------------------    ---------------------------------------------
                                     Reported       Restatement       Adjusted        Reported       Restatement       Adjusted
(In millions)                         Results       Adjustments        Results         Results       Adjustments        Results
-------------                        -----------    ------------     ------------    ------------    -------------    ------------
Continuing Operations
   Net Sales                         $   9,212      $     (559)      $    8,653      $   9,508       $    (566)       $   8,942
                                     -----------    ------------     ------------    ------------    -------------    ------------
   Cost of Sales                         5,341              14            5,355          5,526              17            5,543
   SG&A expenses                         3,014            (573)           2,441          3,230            (583)           2,647
   Interest expense                        151               -              151            154               -              154
   Interest income                         (39)              -              (39)           (43)              -              (43)
   Unusual items
      Gain on sale of Coach
        Business                          (105)              -             (105)             -               -                -
      Business dispositions and
        other charges                      321               -              321            193               -              193
                                     -----------    ------------     ------------    ------------    -------------    ------------
                                         8,683            (559)           8,124          9,060            (566)           8,494
                                     -----------    ------------     ------------    ------------    -------------    ------------
   Income from continuing
     operations before income taxes  $     529      $        -       $      529      $     448       $       -        $     448
                                     ===========    ============     ============    ============    =============    ============

The following is a summary of the impact on reported sales by line of business from the adoption of these new accounting rules.

                                           Fiscal Year 2000 - Full Year                       Fiscal Year 2001 - Full Year
                                   ----------------------------------------------    -----------------------------------------------
                                                                       Adjusted                                           Adjusted
                                    Reported        Restatement          Sales         Reported         Restatement        Sales
(In millions)                        Sales          Adjustments         Results          Sales          Adjustments       Results
-------------                      ----------      -------------     ------------     -----------      ------------    -------------
Sales

Sara Lee Meats                     $  4,026        $   (364)         $    3,662       $   4,147        $    (425)        $   3,722
Sara Lee Bakery                       1,063             (98)                965             935             (103)              832
Beverage                              2,827             (44)              2,783           2,889             (103)            2,786
Household Products                    2,154             (83)              2,071           2,088             (169)            1,919
Intimates and Underwear               7,598            (315)              7,283           7,767             (325)            7,442
Intersegment                           (157)              -                (157)            (79)               -               (79)
                                   ----------      -------------     ------------     -----------      ------------    -------------

   Total Sales                     $  17,511       $   (904)         $   16,607       $  17,747       $   (1,125)       $   16,622
                                   ==========      =============     ============     ===========      ============    =============

                                                Twenty-six Weeks                                 Twenty-six Weeks
                                             Ended December 30, 2000                         Ended December 29, 2001
                                   --------------------------------------------    ---------------------------------------------
                                                                       Adjusted                                           Adjusted
                                    Reported        Restatement          Sales         Reported         Restatement        Sales
(In millions)                        Sales          Adjustments         Results          Sales          Adjustments       Results
-------------                      ----------      -------------     ------------     -----------      ------------    -------------
Sales

Sara Lee Meats                     $   2,113       $     (200)       $    1,913       $   2,121        $     (187)       $   1,934
Sara Lee Bakery                          530              (65)              465           1,468               (69)           1,399
Beverage                               1,491              (51)            1,440           1,353               (57)           1,296
Household Products                       972              (84)              888           1,046               (82)             964
Intimates and Underwear                4,182             (159)            4,023           3,525              (171)           3,354
Intersegment                             (76)               -               (76)             (5)                -               (5)
                                   ----------      -------------     ------------     -----------      ------------    -------------

   Total Sales                     $   9,212       $     (559)       $    8,653       $   9,508        $     (566)       $  8,942
                                   ==========      =============     ============     ===========      ============    =============

Accounting for the Impairment or Disposal of Long-Lived Assets -

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) was issued in August 2001 and will become effective for the Corporation beginning in fiscal 2003. Prior period financial statements will not be restated upon the adoption of this Statement. This Statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The recognition of discontinued operations will become more common as a result of these new guidelines.

   9.  Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

          Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
                             and Financial Condition
                             -----------------------

The following is a discussion of the results of operations for the second quarter and first six months of fiscal 2002 compared with the second quarter and first six months of fiscal 2001, and a discussion of the changes in financial condition during the first six months of fiscal 2002.

Results of Operations

Items Affecting Comparability of the Second Quarter Fiscal 2002 with Second
---------------------------------------------------------------------------
Quarter Fiscal 2001
-------------------

There are three significant items affecting the comparability of the Consolidated Statements of Income and segment operating results. A description of these items follows:

Business Reshaping - The Corporation's results for the second quarter of fiscal 2002 and 2001 were affected by the Reshaping program initiated in May 2000 as follows:

- In the second quarter of fiscal 2002, the ongoing Reshaping program includes certain defined exit activities and the disposition of a number of businesses. The actions approved by the Corporation's management resulted in a pretax charge of $187 million and a reduction in net income of $143 million, or $.17 per diluted share. The $187 million pretax charge consists of a $174 million net charge for the cost of defined exit activities and a $13 million charge related to the net impact of certain planned business dispositions. The net pretax charge is recognized in the results of the operating segments as follows: Sara Lee Meats - a charge of $29 million; Sara Lee Bakery - a charge of $49 million; Beverage - a charge of $9 million; Household Products - a charge of $1 million; and Intimates and Underwear - a charge of $99 million. The net pretax charge is displayed in the following lines of the Consolidated Statements of Income - a $188 million charge is reflected on the "Unusual items - business dispositions and other charges" line and a $1 million credit is reflected on the "Cost of sales - product line exit costs". These actions and the related financial impacts are referred to as unusual items in this discussion of fiscal 2002 operating results.

- In the second quarter of fiscal 2001, management approved a plan to dispose of certain non-core businesses and exit a number of defined business activities. As a result, during the second quarter of fiscal 2001, the Corporation recognized the following:

     . A $344 million pre-tax charge related to certain defined exit activities and the disposal of a number of businesses. The $344 million charge consists of a $233 million charge related to the anticipated losses on the disposition of businesses and a $111 million charge related to the cost of certain defined exit activities. The charge reduced net income by $317 million and diluted earnings per share by $.37. The pretax charge reduced the operating income in the quarter ended December 30, 2000 in the Corporation's business segments as follows: Sara Lee Meats - a charge of $72 million; Sara Lee Bakery - a charge of $58 million; Beverage - a charge of $2 million; Household Products - a charge of $2 million; and Intimates and Underwear - a charge of $210 million. The net pretax charge is displayed in the following lines of the Consolidated Statements of Income - a $320 million charge is reflected on the "unusual items - business dispositions and other charges" line and a $24 million charge is reflected on the "cost of sales - product line exit costs".

     . In October 2000, the Corporation's Coach subsidiary, which is part of the Intimates and Underwear segment, completed an initial public offering of 19.5% of its common stock, resulting in a gain of $105 million in the second quarter of 2001.

     . In December 2000, the Corporation sold its PYA/Monarch foodservice business for a pretax gain of $1,126 million, an after-tax gain of $638 million, or $.73 per diluted share in the quarter.

     . These actions and the related financial impacts are referred to as unusual items in this discussion of fiscal 2001 operating results.

- A complete description of the business reshaping activities in the second quarter of fiscal 2002 and the cumulative activity from the initiation of the program is presented in Note 2 to the Consolidated Financial Statements.

- The ongoing exit activities associated with the second quarter of fiscal 2002 plan are intended to improve the competitive structure of the Corporation and are expected to result in savings of $66 million in 2003. Operating income in the second quarter of fiscal 2002 was favorably impacted by $18 million of cost savings associated with completed exit activities.

Adoption of New Accounting Standards - As is more completely disclosed in Note 3 to the Consolidated Financial Statements, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Basic and diluted earnings per share for the second quarter of fiscal 2001, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $.99 and $.95, respectively.

Acquisition of Earthgrains - Under the terms of the purchase agreement, as is more completely disclosed in Note 4 to the Consolidated Financial Statements, the Corporation acquired Earthgrains' common stock for $40.25 per share, or approximately $1.9 billion. Cash on the Earthgrains' balance sheet on the acquisition date reduced the purchase price to a net amount of approximately $1.8 billion. In addition, the Corporation assumed $954 million of Earthgrains' long-term debt. In the second quarter of fiscal 2002, the sales and operating income of Earthgrains was $676 million and $38 million, respectively.

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

Operating results by business segment in the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001 are as follows. These amounts include the impact of business reshaping, the adoption of new accounting standards regarding business combinations and the amortization of intangibles and the Earthgrains' acquisition.

                                                                               THIRTEEN WEEKS ENDED
                                                    ---------------------------------------------------------------------

                                                                   Sales                          Operating Income
                                                    ---------------------------------    --------------------------------
                                                        Dec. 29,           Dec. 30,          Dec. 29,           Dec. 30,
(In millions)                                            2001               2000              2001               2000
-------------                                      ---------------    --------------    --------------     --------------
Sara Lee Meats                                      $   1,096          $   1,087         $       73         $       38
Sara Lee Bakery                                           895                290                  5                (54)
Beverage                                                  713                779                116                129
Household Products                                        537                500                 86                 84
Intimates and Underwear                                 1,752              2,134                 56                173
                                                   -------------      --------------    --------------     --------------
   Total business segments                              4,993              4,790                336                370
Intersegment sales                                         (3)               (33)                --                 --
                                                   -------------      --------------    --------------     --------------
Total sales and operating
   companies income                                     4,990              4,757                336                370
Amortization of goodwill
   and trademarks                                          --                 --                (17)               (48)
Unallocated corporate expenses                             --                 --                (73)               (47)
Net interest expense                                       --                 --                (60)               (50)
                                                   -------------      --------------    --------------     --------------
   Net sales and income from continuing
   operations before income taxes                   $   4,990          $   4,757         $      186         $      225
                                                   =============     ===============    ==============     ==============

Consolidated Results - Second Quarter of Fiscal 2002 Compared with Second Quarter of Fiscal 2001

Continuing Operations Consolidated net sales increased 4.9% over the year ago
---------------------
quarter. Businesses acquired net of businesses sold subsequent to the start of the second quarter of the prior fiscal year increased reported sales by 7.4%. The weakening of the U.S. dollar in relation to key foreign currencies, particularly the euro, had the effect of increasing reported sales by 0.2% in the quarter. Thus, on a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currency exchange rates, sales decreased 2.7%. Comparable sales growth in Sara Lee Meats and Household Products were offset by sales declines in Bakery, Beverage and Intimates and Underwear.

In the second quarter of fiscal 2002, the gross profit margin was 42.8% as compared to 42.4% in the comparable period of the prior year. Reduced gross profit margins in the Intimates and Underwear and Household Products businesses were offset by improved gross profit margins in the Corporation's other business segments.

Selling, general and administrative (SG&A) expenses increased 11.6% over the same quarter last year due principally to increased media advertising and promotion, increased spending on systems and technology development and costs associated with centralizing certain manufacturing and administrative functions. When measured as a percentage of sales, SG&A expenses were 34.1% in the second quarter of fiscal 2002 and 32.1% in the comparable period of the prior fiscal year.

Excluding unusual items, operating income (defined as pretax income before interest, intangible amortization and unallocated corporate expenses) declined 14.0% versus the comparable period of the prior year. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year decreased operating income by 2.9%. The weakening of the U.S. dollar versus foreign currencies had the effect of increasing operating income by approximately 0.3%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income declined 11.4%. On a comparable basis, operating income declined in the Sara Lee Meats, Beverage and Intimates and Underwear segments and increased in the Bakery and

Household Products segments. The lower level of operating income reflects improved gross profit margins which were more than offset by increased levels of selling, general and administrative expenses in the quarter.

Net interest expense increased $10 million to $60 million due to higher outstanding borrowing levels in the quarter from the year ago period. The increased debt levels resulted from the Corporation's acquisition of Earthgrains in the prior quarter. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased $26 million to $73 million in the quarter. This increase is primarily attributable to company wide spending on systems and information technology, increased benefit plan costs and unfavorable foreign currency comparisons with the prior year. Trademark and goodwill amortization decreased from $48 million in fiscal 2001 to $17 million in the current year as a result of the adoption of SFAS No. 142 as of July 1, 2001.

The effective tax rate in the quarter decreased from 32.8% to 14.0% of pretax income from continuing operations - including unusual items in both years. Excluding the unusual items, the comparative effective tax rate fell from 21.7% to 19.0% primarily from the elimination of non-deductible goodwill and increased earnings in certain foreign jurisdictions with lower tax rates.

Income from continuing operations was $160 million in the second quarter of fiscal 2002 as compared to $151 million in the comparable period of the prior year, an increase of 6.3%. Diluted earnings per share from continuing operations of $.20 in the second quarter of fiscal 2002 was 17.6% higher than the $.17 recognized in fiscal year 2001. Diluted earnings per share from continuing operations increased at a rate in excess of the growth in income from continuing operations as a result of a lower number of outstanding common shares. As previously indicated, the quarter's results were impacted by a number of unusual events during the quarter and in the prior year. The following table summarizes the impact of unusual items relating to the business reshaping activities and the impact of the SFAS No. 142 adoption on income from continuing operations and diluted earnings per share ("EPS").

                                                                 THIRTEEN WEEKS ENDED
                                                          -----------------------------------
                                                           December 29,       December 30,           %
(In Millions Except Per Share Data)                            2001               2000             Change
-----------------------------------                       ---------------    ----------------    -----------
Income from continuing operations                         $       160        $        151            6.3  %

Exclude gain in connection with initial public
offering, net of tax                                                -                (105)            NM

Exclude unusual charges relating to business reshaping,
net of tax                                                        143                 317          (55.0)
                                                          ---------------    ----------------    -----------


Income from continuing operations excluding unusual
items                                                             303                 363          (16.6)

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                            -                  29             NM
                                                          ---------------    ----------------    ----------

Income from continuing operations adjusted for
amortization change and excluding unusual items           $       303        $        392          (22.6) %
                                                          ===============    ================    ==========


Diluted EPS - continuing operations (1)                   $      0.20        $       0.17           17.6  %

Exclude gain in connection with initial public offering             -               (0.12)            NM

Exclude unusual charges relating to business reshaping           0.17                0.37          (54.1)
                                                          ---------------    ----------------    ----------

Diluted EPS - continuing operations excluding unusual
items                                                            0.37                0.42          (11.9)

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                            -                0.03             NM
                                                          ---------------    ----------------    ----------

Diluted EPS - continuing operations adjusted for
amortization change and excluding unusual items           $      0.37        $       0.45          (17.8) %
                                                          ===============    ================    ==========

     (1) EPS amounts are rounded to nearest cent, and individual amounts will not necessarily foot.

Discontinued Operations The second quarter of fiscal 2001 includes $9 million of
-----------------------
net income from the operations of the PYA/Monarch foodservice businesses and a gain of $638 million in the quarter from the sale of this business. The PYA/Monarch business has been accounted for as a discontinued operation. The gain on the sale of the PYA/Monarch business added $.73 per diluted share for the quarter.

Consolidated Net Income Consolidated net income was $160 million in the second
-----------------------
quarter of 2002 as compared to $798 million in the comparable period of the prior year, a decrease of 79.9%. Diluted earnings per share of $.20 in the second quarter of fiscal 2002 was down from the $.92 reported in fiscal 2001 which included unusual items including gains on the disposal of both the Coach business and the PYA/Monarch foodservice business. Excluding the unusual items, diluted earnings per share fell 14% from $.43 in the second quarter of fiscal 2001 to $.37 in the second quarter of fiscal 2002. This decrease reflects the reduction in the number of diluted shares outstanding offset by a larger reduction in net income. As previously indicated, the quarters results were impacted by a number of unusual items during the current and prior year quarter. The following table summarizes the impact of unusual items relating to the business reshaping activities and the impact of the SFAS No. 142 adoption on net income and diluted EPS.

                                                                 THIRTEEN WEEKS ENDED
                                                          -----------------------------------
                                                           December 29,       December 30,           %
(In Millions Except Per Share Data)                            2001               2000             Change
-----------------------------------                       ---------------    ----------------    -----------
Net income                                                $       160        $        798          (79.9)%

Exclude gain on disposal of discontinued operations,
net of tax                                                          -                (638)            NM

Exclude gain in connection with initial public
offering, net of tax                                                -                (105)            NM

Exclude unusual charges relating to business reshaping,
net of tax                                                        143                 317          (55.0)
                                                          ---------------    ----------------    -----------

Net income excluding unusual items                                303                 372          (18.6)

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                            -                  29             NM
                                                          ---------------    ----------------    -----------

Net income adjusted for amortization change and
excluding unusual items                                   $       303        $        401          (24.3)%
                                                          ===============    ================    ===========

Diluted EPS (1)                                           $      0.20        $       0.92          (78.3)%

Exclude gain on disposal of discontinued operations                 -               (0.73)            NM

Exclude gain in connection with initial public offering             -               (0.12)            NM

Excluding unusual charges relating to business reshaping         0.17                0.37          (54.1)
                                                          ---------------    ----------------    -----------

Diluted EPS - excluding unusual items                            0.37                0.43          (14.0)

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                            -                0.03             NM
                                                          ---------------    ----------------    -----------

Diluted EPS - adjusted for amortization change and
excluding unusual items                                   $      0.37        $       0.46          (19.6)%
                                                          ===============    ================    ===========

   (1) EPS amounts are rounded to nearest cent, and individual amounts will not necessarily foot.


Operating Results by Business Segment - Second Quarter of Fiscal 2002 Compared with Second Quarter of Fiscal 2001

The following discussion comparing segment performance for the second quarter of fiscal 2002 with the second quarter of fiscal 2001 excludes the unusual items described above.

Net sales in the Sara Lee Meats segment increased 0.9%, reflecting increases in reported sales in all three geographic areas served by this segment - the United States, Europe and Mexico. Excluding acquisitions and dispositions completed subsequent to the start of the previous fiscal year, net sales increased 2.5% while unit volumes declined by 1%. The impact of foreign currency changes during the period increased net sales by 0.8%. Therefore, excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in the Sara Lee Meats segment increased 1.7%.

Operating income in Sara Lee Meats declined 6.8% in the quarter primarily due to increased media advertising and promotion spending. Excluding acquisition and dispositions completed subsequent to the start of the previous fiscal year, operating income declined 7.2%. The impact of foreign currency changes during the quarter increased operating income by 0.7%. On a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income declined 7.9%.

The Corporation acquired Earthgrains in the first quarter of 2002 and consolidated the existing bakery operations with Earthgrains to create the Sara Lee Bakery Group. The consolidated results of operations of the Bakery Group include Earthgrains' results from August 8, 2001. Including the acquisition results, reported net sales in the second quarter of 2002 increased by $605 million from $290 million to $895 million. Excluding the impact of acquisitions and divestitures, net sales declined 5.1% from the prior year quarter as low growth product lines were eliminated. Unit volumes declined 2% during the quarter again due to the elimination of low growth product lines. Excluding acquisitions, divestitures and changes in foreign currency, net sales declined by 4.7%.

Operating income in the Sara Lee Bakery segment improved by $50 million from $4 million in the prior year comparable period to $54 million in the current quarter. Operating income improved as a result of increased gross margins due to the elimination of low profit product lines and the results of Earthgrains. Excluding the Earthgrains' acquisition, other dispositions and changes in foreign currency, operating income more than doubled from $6 million to $16 million compared to the prior year comparable quarter.

Net sales in the Beverage segment declined 8.5% reflecting historically low green coffee commodity prices which lead to lower prices to consumers. There were no acquisitions or dispositions in the current year or comparable period and foreign exchange rates had little impact on the reported sales in this segment. Unit volumes for roasted coffee and coffee concentrates, the segments' primary business, declined 5%.

Operating income for the Beverage segment decreased 4.6% due to base unit volume declines, the impact of the lower commodity coffee costs and increased advertising and promotions costs. The weakness of the U.S. dollar in the quarter increased reported operating income by 1.0%. Thus, excluding the impact of foreign currencies, operating income declined 5.6%.

Net sales in the Household Products segment increased 7.4% and operating income increased 1.5%. There were no acquisitions or dispositions impacting the reported results. Excluding the impact of changes in foreign currencies, sales and operating income in Household Products increased 7.9% and 1.9%, respectively. Sales increased at a rate in excess of operating income because of increased spending on media advertising and promotion for new product launches and continued brand building. Unit volumes for this segment's four core categories - shoe care, body care, insecticides and air fresheners - increased 6% overall in the quarter, with strength in the air fresheners, body care and insecticide categories and declines in shoe care.

Intimates and Underwear net sales declined 17.9% over the year ago quarter as the prior year quarter includes sales from certain non-core businesses that were disposed. Excluding the impact of acquisitions and dispositions, sales declined 6.8%. The impact of exchange rate changes during the quarter was minimal. As a result, on a comparable basis, sales decreased 6.9%. Unit volumes in this segment, excluding recent acquisitions, decreased 2% from the comparable prior year quarter. This net decrease consisted of a 7% unit volume decrease at Knit Products, offset by a 2% unit volume increase in both Intimates and Worldwide Legwear. The impact of recent acquisitions on unit volume changes was not significant during the quarter.

Intimates and Underwear operating income decreased 44.2% in the quarter. Excluding the impact of acquisitions and dispositions since the start of the prior year quarter, operating income declined 27.1%. This decrease reflects the profit impact of reduced operating margins in a competitive Knit Products marketplace. Changes in foreign currencies did not impact operating income in the quarter. Media advertising and promotion expenses decreased 0.5% compared to the prior year quarter. However, media advertising and promotion spending was concentrated on the largest Knit Product brands including Hanes and Hanes Her Way, resulting in a 71% increase in media advertising expense for these brands as compared to the prior year quarter.

Items Affecting Comparability of the First Six Months of Fiscal 2002 with First
-------------------------------------------------------------------------------
Six Months of Fiscal 2001
-------------------------

There are three significant items affecting the comparability of the Consolidated Statements of Income and segment operating results. A description of these items follows:

Business Reshaping - The Corporation's results for the first six months of fiscal 2002 and 2001 were affected by the Reshaping program initiated in May 2000 as follows:

- In the first six months of fiscal 2002, the ongoing Reshaping program includes certain defined exit activities and the disposition of a number of businesses. The actions approved by the Corporation's management resulted in a pretax charge of $188 million and a reduction in net income of $114 million, or $.14 per diluted share. The $188 million pretax charge consists of a $182 million net charge for the cost of defined exit activities and a $6 million charge related to the net impact of certain planned business dispositions. The net pretax charge is recognized in the results of the operating segments as follows: Sara Lee Meats - a charge of $35 million; Sara Lee Bakery - a charge of $51 million; Beverage - a charge of $7 million; Household Products - a charge of $1 million; and Intimates and Underwear - a charge of $94 million. The net pretax charge is displayed in the following lines of the Consolidated Statements of Income - a $192 million charge is reflected on the Unusual items - business dispositions and other charges line and a $4 million credit is reflected on the Cost of sales - product line exit costs. These actions and the related financial impacts are referred to as unusual items in this discussion of fiscal 2002 operating results.

- In the first six months of fiscal 2001, management approved a plan to dispose of certain non-core businesses and exit a number of defined business activities. As a result, during the first six months of 2001, the Corporation recognized the following:

     . A $344 million pre-tax charge related to certain defined exit activities and the disposal of a number of businesses. The $344 million charge consists of a $233 million charge related to the anticipated losses on the disposition of businesses and a $111 million charge related to the cost of certain defined exit activities. The charge reduced net income by $317 million and diluted earnings per share by $.36. The pre-tax charge reduced the operating income in the quarter ended in the Corporation's business segments as follows: Sara Lee Meats - a charge of $72 million; Sara Lee Bakery - a charge of $58 million; Beverage - a charge of $2 million; Household Products - a charge of $2 million; and Intimates and Underwear - a charge of $210 million. The net pretax charge is displayed in the following lines of the Consolidated Statements of Income - a $320 million charge is reflected on the Unusual items - business dispositions and other charges line and a $24 million charge is reflected on the Cost of sales - product line exit costs.

     . In October 2000, the Corporation's Coach subsidiary, which is part of the Intimates and Underwear segment, completed an initial public offering of 19.5% of its common stock, resulting in a gain of $105 million in the second quarter of 2001.

     . The Corporation sold its PYA/Monarch foodservice business for a pretax gain of $1,126 million, an after-tax gain of $638 million, or $.73 per diluted share in the second quarter of fiscal 2001.

     . These actions and the related financial impacts are referred to as unusual items in this discussion of fiscal 2001 operating results.

- A complete description of the business reshaping activities from the initiation of the program is presented in Note 2 to the Consolidated Financial Statements.

- The ongoing exit activities associated with the Reshaping plan to date are intended to improve the competitive structure of the Corporation and are expected to result in savings of $230 million in 2003. Operating income was favorably impacted since the reshaping program began by $36 million of cost savings associated with completed exit activities.

Adoption of New Accounting Standards - As is more completely disclosed in Note 3 to the Consolidated Financial Statements, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Basic and diluted earnings per share for the first six months of fiscal 2001, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $1.32 and $1.27, respectively.

Acquisition of Earthgrains - Under the terms of the purchase agreement, as is more completely disclosed in Note 4 to the Consolidated Financial Statements, the Corporation acquired Earthgrains' common stock for $40.25 per share, or approximately $1.9 billion. Cash on the Earthgrains' balance sheet on the acquisition date reduced the purchase price to a net amount of approximately $1.8 billion. In addition, the Corporation assumed $954 million of Earthgrains' long-term debt. The sales and operating income of Earthgrains from the date of acquisition are $1,069 million and $72 million, respectively.

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

Operating results by business segment for the first six months of fiscal 2002 compared with the first six months of fiscal 2001 are as follows. These amounts include the impact of business reshaping, the adoption of new accounting standards regarding business combinations and the amortization of intangibles and the Earthgrains' acquisition.

                                                                          TWENTY-SIX WEEKS ENDED
                                                    ------------------------------------------------------------

                                                               Sales                       Operating Income
                                                    ---------------------------       --------------------------
                                                     Dec. 29,         Dec. 30,         Dec. 29,        Dec. 30,
 (In millions)                                         2001             2000             2001            2000
 -------------                                      ----------       ----------       ----------      ----------
 Sara Lee Meats                                     $    2,121       $    2,113       $      141      $      124
 Sara Lee Bakery                                         1,468              530               38             (68)
 Beverage                                                1,353            1,491              212             240
 Household Products                                      1,046              972              154             150
 Intimates and Underwear                                 3,525            4,182              188             375
                                                    ----------       ----------       ----------      ----------
    Total business segments                              9,513            9,288              733             821
 Intersegment sales                                         (5)             (76)              --              --
                                                    ----------       ----------       ----------      ----------
 Total sales and operating
    companies income                                     9,508            9,212              733             821
 Amortization of goodwill
    and trademarks                                          --               --              (31)            (94)
 Unallocated corporate expenses                             --               --             (143)            (86)
 Net interest expense                                       --               --             (111)           (112)
                                                    ----------       ----------       ----------      ----------
    Net sales and income from continuing
    operations before income taxes                  $    9,508       $    9,212       $      448      $      529
                                                    ==========       ==========       ==========      ==========


Consolidated Results - First Six Months of Fiscal 2001 Compared with First Six Months of Fiscal 2000

Continuing Operations Consolidated net sales increased 3.2% over the year ago
---------------------
comparable period. Businesses acquired net of businesses sold subsequent to the start of the second quarter of the prior fiscal year increased reported sales by 5.3%. The strengthening of the U.S. dollar during the six-month period in relation to key foreign currencies, particularly the euro, had the effect of reducing reported sales by 0.7%. Thus, on a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currency exchange rates, sales decreased 1.4%. Comparable sales growth in Sara Lee Meats and Household Products were offset by sales declines in Bakery, Beverage and Intimates and Underwear.

In the first six months of fiscal 2002, the gross profit margin was 41.9% as compared to 42.0% in the comparable period of the prior year. Reduced gross profit margins in the Intimates and Underwear and Sara Lee Meats businesses were offset by improved gross profit margins in the Bakery and Beverage segments.

Selling, general and administrative (SG&A) expenses increased 7.1% over the same period last year due principally to increased media advertising and promotion, increased spending on systems and technology development and costs associated with centralizing certain manufacturing and administrative functions. When measured as a percentage of sales, SG&A expenses were 34.0% in the first six months of fiscal 2002 and 32.7% in the comparable period of the prior fiscal year.

Excluding unusual items, operating income (defined as pretax income before interest, intangible amortization and unallocated corporate expenses) declined 13.1% versus the comparable six-month period of the prior year. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased operating income by 1.1%. The strengthening of the U.S. dollar versus foreign currencies had the effect of reducing operating income by approximately 0.4%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income declined 13.8%. On a comparable basis, operating income declined in the Sara Lee Meats, Beverage and Intimates and Underwear segments and increased in the Bakery and Household Products segments. The lower level of operating income reflects lower gross profit margins and increased levels of selling, general and administrative expenses in the period.

Net interest expense for the six-month period declined $1 million to $111 million from $112 in the comparable prior year period reflecting a combination of increased debt levels and lower interest rates during the period. The increased debt levels resulted from the Corporation's acquisition of Earthgrains in the prior quarter. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased $57 million to $143 million in the six-month period. This increase is primarily attributable to company wide spending on systems and information technology, increased benefit plan costs and unfavorable foreign currency comparisons with the prior year. Trademark and goodwill amortization decreased from $94 million in the first six months of fiscal 2001 to $31 million in the current year as a result of the adoption of SFAS No. 142 as of July 1, 2001.

The effective tax rate for the first six months decreased from 26.4% to 10.3% of pretax income from continuing operations, including unusual items in both years. Excluding the unusual items, the comparative effective tax rate fell from 21.7% to 19.0% primarily from the elimination of non-deductible goodwill and increased earnings in certain foreign jurisdictions with lower tax rates.

Including unusual items, income from continuing operations was $402 million in the first six months of fiscal 2002 as compared to $389 million in the comparable period of the prior year, an increase of 3.4%. Diluted earnings per share from continuing operations was $.49 in the first six months of fiscal 2002, 11.4% higher than the $.44 recognized in fiscal year 2001. These amounts were impacted by a number of events during the first six months and in the prior year comparable period. The following table summarizes the impact of unusual items relating to the business reshaping activities and the impact of the SFAS No. 142 adoption on income from continuing operations and diluted earnings per share ("EPS").

                                                                            TWENTY-SIX WEEKS ENDED
                                                                      -----------------------------------
                                                                       December 29,       December 30,           %
(In Millions Except Per Share Data)                                        2001               2000             Change
-----------------------------------                                   ---------------    ----------------    ----------
Income from continuing operations                                      $      402         $       389            3.4  %

Exclude gain in connection with initial public
offering, net of tax                                                            -                (105)          NM

Exclude unusual charges relating to business reshaping,
net of tax                                                                    114                 317          (64.2)
                                                                      ---------------    ----------------    ----------

Income from continuing operations excluding unusual                           516                 601          (14.2)
items

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                                        -                  57           NM
                                                                      ---------------    ----------------    ----------

Income from continuing operations adjusted for
amortization change and excluding unusual items                        $      516         $       658          (21.6) %
                                                                      ===============    ================    ==========

Diluted EPS - continuing operations (1)                                $     0.49         $      0.44           11.4  %

Exclude gain in connection with initial public offering                         -               (0.12)          NM

Exclude unusual charges relating to business reshaping                       0.14                0.36          (61.1)
                                                                      ---------------    ----------------    ----------

Diluted EPS - continuing operations excluding unusual                        0.63                0.69           (8.7)
items

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                                        -                0.06           NM
                                                                      ---------------    ----------------    ----------

Diluted EPS - continuing operations adjusted for
amortization change and excluding unusual items                        $     0.63         $      0.75          (16.0) %
                                                                      ===============    ================    ==========

(1) EPS amounts are rounded to nearest cent, and individual amounts will not necessarily foot.


Discontinued Operations The first six months of fiscal 2001 includes both $25
-----------------------
million of net income from the operations of the PYA/Monarch foodservice businesses and a gain of $638 million from the sale of this business. The PYA/Monarch business has been accounted for as a discontinued operation. The gain on the sale of the PYA/Monarch business added $.73 per diluted share for the first six months of 2002.

Consolidated Net Income Consolidated net income for the six months of fiscal
-----------------------
2002 was $402 million as compared to $1,052 million in the comparable period of the prior year, a decrease of 61.8%. Diluted earnings per share was $.49 in the first six months of 2002 compared to $1.20 in the comparable prior year period. Both the current year and prior amounts include unusual items, including the $638 million gain on the sale of the PYA/Monarch business. Excluding unusual items, diluted net income per share dropped from $.72 in the first six months of 2001 to $.63 in the first six months of 2002, a decrease of 12.5%. This decrease reflects the reduction in the number of diluted shares outstanding offset by a larger reduction in net income. As previously indicated, these amounts were impacted by a number of events during the current six-month period and the comparable prior year period. The following table summarizes the impact of unusual items relating to the business reshaping activities and the impact of the SFAS No. 142 adoption on net income and diluted EPS.

                                                                TWENTY-SIX WEEKS ENDED
                                                          -----------------------------------
                                                           December 29,       December 30,           %
(In Millions Except Per Share Data)                            2001               2000             Change
-----------------------------------                       ---------------    ----------------    -----------
Net income                                                $       402        $      1,052          (61.8)%

Exclude gain on disposal of discontinued operations,
net of tax                                                          -                (638)            NM

Exclude gain in connection with initial public
offering, net of tax                                                -                (105)            NM

Exclude unusual charges relating to business reshaping,
net of tax                                                        114                 317          (64.2)
                                                          ---------------    ----------------    -----------

Net income excluding unusual items                                516                 626          (17.7)

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                            -                  57             NM
                                                          ---------------    ----------------    -----------

Net income adjusted for amortization change and
excluding unusual items                                   $       516        $        683          (24.5)%
                                                          ===============    ================    ===========

Diluted EPS (1)                                           $      0.49        $       1.20          (59.2)%

Exclude gain on disposal of discontinued operations,
net of tax                                                          -               (0.73)            NM

Exclude gain in connection with initial public offering             -               (0.12)            NM

Exclude unusual charges relating to business reshaping           0.14                0.36          (61.1)
                                                          ---------------    ----------------    -----------

Diluted EPS - excluding unusual items                            0.63                0.72          (12.5)

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                            -                0.06             NM
                                                          ---------------    ----------------    -----------

Diluted EPS - adjusted for amortization change and
excluding unusual items                                   $      0.63        $       0.78          (19.2)%
                                                          ===============    ================    ===========

(1) EPS amounts are rounded to nearest cent, and individual amounts will not necessarily foot.

Operating Results By Business Segment - First Six Months of Fiscal 2002 Compared with First Six Months of Fiscal 2001

The following discussion comparing business segment performance for the first six months of fiscal 2002 with the first six months of fiscal 2001 excludes the unusual items.

Net sales for the first six months of fiscal 2002 in the Sara Lee Meats segment increased 0.4% compared to the prior year period. Excluding acquisitions and dispositions completed subsequent to the start of the previous fiscal year, net sales increased 2.5% while unit volumes were unchanged. The impact of foreign currency changes during the period increased net sales by 0.3%. Therefore, excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in the Sara Lee Meats segment increased 2.2%.

Operating income in Sara Lee Meats for the first six months of 2002 declined 10.2% due to increased media advertising and promotion spending. Excluding acquisitions and dispositions completed subsequent to the start of the previous fiscal year, operating income declined 10.7%. On a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income declined 11.0%.

The Corporation acquired Earthgrains in the first quarter of 2002 and consolidated the existing bakery operations with Earthgrains to create the Sara Lee Bakery Group. The consolidated results of operations of the Bakery Group include Earthgrains results from August 8, 2001. Including the Earthgrains acquisition, reported net sales for the first six months for 2002 increased by $938 million from $530 million to $1,468 million. Excluding the impact of acquisitions and divestitures, net sales declined 6.7% from the prior year quarter as low growth product lines were eliminated. Unit volumes declined 4% during the first six months of 2002 again due to the elimination of low growth product lines. Excluding acquisitions, divestitures and changes in foreign currency, net sales declined by 6.0%.

Operating income in the Sara Lee Bakery segment improved by $99 million from a loss of $10 million in the prior year six-month period to $89 million in the first six months of fiscal 2002. Operating income improved as a result of increased gross margins due to the elimination of low profit product lines and the results of Earthgrains. Excluding the Earthgrains acquisition, other dispositions and changes in foreign currency, operating income increased from $2 million in the first six months of fiscal 2001 to $17 million in the first six months of fiscal 2002.

Net sales in the Beverage segment for the first six months of 2002 declined 9.2% reflecting historically low green coffee commodity prices which lead to lower consumer prices. There were no acquisitions or dispositions in the current year or comparable period. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales for the first six months of 2002 by 1.4%. Thus, excluding the impact of changes in foreign currencies, net sales declined 7.8%. Unit volumes for roasted coffee and coffee concentrates, the segment's primary business, declined 3% in the first six months of 2002.

Operating income for the Beverage segment decreased 9.7% due to base unit volume declines, the impact of the lower commodity coffee costs and increased media advertising and promotions costs. The strength of the U.S. dollar in the first six months of 2002 decreased reported operating income by 0.7%. Thus, excluding the impact of foreign currencies, operating income declined 9.0%.

Net sales in the Household Products segment increased 7.6% and operating income increased 2.2%. The impact of changes in foreign currency during the quarter reduced sales by 2.1% and operating income by 1.6%. Excluding the impact of changes in foreign currencies, sales and operating income in Household Products increased 9.7% and 3.8%, respectively. Sales increased at a rate in excess of operating income because of increased spending on media advertising and promotion for new product launches and continued brand building. Unit volumes for this segment's four core categories - shoe care, body care, insecticides and air fresheners - increased 8% for the first six months of fiscal 2002, with strength in the air freshener, body care and insecticide categories and declines in shoe care.

Intimates and Underwear net sales in the first six months of 2002 declined 15.7% over the year ago comparable period. The prior year comparable six-month period includes sales from certain non-core businesses that were disposed. Excluding the impact of acquisitions and dispositions, sales declined 5.6%. The strength of the U.S. dollar in the first six months of 2002 decreased net sales by 0.4%. As a result, on a comparable basis, sales decreased 5.2%. Unit volumes in this segment, excluding recent acquisitions, increased 1% from the comparable prior year six-month period. This net increase consisted of a 3% unit volume increase at Knit Products and a 1% unit volume decrease in Worldwide Legwear. Intimates unit volumes were flat for the first six months of 2002. The impact of recent acquisitions on unit volume changes was not significant during the six-month period.

Intimates and Underwear operating income decreased 41.1% for the first six months of 2002. Excluding the impact of acquisitions and dispositions since the start of the prior year, operating income declined 28.9%. This decrease reflects the profit impact of reduced operating margins in a competitive Knit Products marketplace. The strengthening of the U.S. dollar in the first six months of 2002 decreased operating income by 0.2%. As a result, excluding the impact of acquisitions, dispositions and changes in foreign currency, operating income declined 28.7%. Media advertising and promotion expenses decreased 1% in the first six months of 2002. However, media advertising and promotion spending was concentrated on the largest knit product brands including Hanes and Hanes Her Way, resulting in a 82% increase in media advertising expense for these brands as compared to the prior year quarter.

Financial Condition

Net cash provided from operating activities from continuing operations was $614 million in the first six months of fiscal 2002 as compared to $535 million in the comparable period of the prior year. The increase in operating cash flow in fiscal 2002 was primarily due to improved inventory management.

As of December 29, 2001, the Corporation's current liabilities exceeded current assets by $239 million. This working capital deficit results from the Corporation's emphasis on the management of trade receivables, payables and inventories, as well as the decision to finance a portion of its capital needs with short-term debt. The Corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. Ongoing revolving credit facilities totaling $2.3 billion were available as of December 29, 2001.

Net cash used in investment activities was $2,012 million in the first six months of 2002 compared with net cash generated from investment activities of $1,127 million in the comparable period of fiscal 2001. The Corporation expended $1,823 million to fund the Earthgrains acquisition in the first quarter of fiscal 2002 and received $1,592 million from the sales of businesses in the second quarter of 2001.

The Corporation has approximately 23 million shares remaining on its current repurchase authorization. Net cash of $1,445 million was received from long- and short-term borrowings in the first six months of fiscal 2002 which was used to fund the Earthgrains' acquisition and for general corporate funding, while in the comparable period of fiscal 2001, $660 million was repaid using the proceeds from business dispositions. As a result, net cash from financing activities increased to $1,225 million in the quarter compared to net cash used in financing activities in the prior year period of $1,216 million.

On January 22, 2002, Kmart Corporation ("Kmart") filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In fiscal 2001, the Corporation had sales to Kmart of $394 million making it the Corporation's fifth largest customer. In the first six months of fiscal 2002, the Corporation had sales to Kmart of $225 million. The Corporation's Intimates and Underwear segment generates substantially all of these sales. The Corporation's Meats, Bakery, Beverage and Household Products segments sell products to a third party distributor (Fleming Corporation) which in turn resells these products to Kmart. At the date of the bankruptcy filing, Kmart owed the Corporation approximately $40 million. Prior to the Kmart bankruptcy filing, Sara Lee entered into agreements that allow the Corporation to put these receivables to a third party. The Corporation expects to exercise the rights under these put agreements during the third quarter of fiscal 2002. The proceeds expected to be realized from the sale of these receivables approximates the carrying value of the receivables in the consolidated balance sheet. At this time, the Corporation cannot estimate the impact that the Kmart bankruptcy will have on future revenues or profitability.

EURO

In January 2002, new Euro denominated bills and coins were issued as 11 of the 15 member countries of the European Union established one new common currency. The transition period for the euro continues through June 2002. In conjunction with the conversion process to the euro, the Corporation has taken steps to convert its information technology systems to handle the new currency, prepared for maintaining accounting, tax and other business records in the new currency and is continuing to evaluate the ability of all significant vendors and customers to accurately convert to the euro. The introduction and use of the euro has not had a material effect on the Corporation's foreign operations, foreign exchange practices or hedging and cash management activities. Based on currently available information, the Corporation does not believe that the introduction of the euro currency will have a material adverse impact on its consolidated financial condition, cash flows or results of operations.

                                     PART II
                                     -------

                           ITEM 1 - LEGAL PROCEEDINGS
                           --------------------------

None.


                           Item 5 - OTHER INFORMATION
                           --------------------------

Forward-Looking Information

From time to time, in oral statements and written reports, including this report, the Corporation discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Corporation's ability to achieve its stated goals are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates - particularly the euro - given Sara Lee's significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee's products; (iii) adverse economic trends, including reduced consumer spending, relating in part to incidents of terrorism and the global repercussions from such incidents; (iv) Sara Lee's ability to continue to source production and conduct manufacturing and selling operations in various countries in the world due to changing political environments and the impacts on the related business environment; (v) Sara Lee's ability to successfully integrate acquisitions, particularly Earthgrains, into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; (vi) Sara Lee's ability to complete transactions anticipated in its business Reshaping initiative, and the ability to realize the estimated savings and productivity improvements associated with these programs; (vii) fluctuations in the cost and availability of various raw materials; (viii) the impact of foot-and-mouth viral disease in parts of Europe on the consumption of meat products in general and the cost of raw materials not impacted by the disease used in the production of finished goods; (ix) credit and other business risks associated with customers operating in a highly competitive retail environment; and (x) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance. In addition, the Corporation's results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the Corporation competes.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
                    -----------------------------------------

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


                                                         Page Number or
     Exhibit                                           Incorporated herein
     Number            Description                       by Reference to
     ------         -----------------                 ----------------------

      4.1        Articles Supplementary to
                 the Charter, dated April 20, 2000             39

     12.1        Computation of Ratio of
                 Earnings to Fixed Charges                     40

     12.2        Computation of Ratio of
                 Earnings to Fixed Charges
                 and Preferred Stock Dividend
                 Requirements                                  41


(b)  Reports on Form 8-K

     None.

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


                                         SARA LEE CORPORATION
                                         --------------------

                                               Registrant)





                                         By: /s/ Wayne R. Szypulski
                                            ------------------------------------
                                                 Wayne R. Szypulski
                                            Senior Vice President and Controller


DATE: February 11, 2002