Form 10-Q
period 2002-03-30
LEE SARA CORP
filed 2002-05-10
CIK 23666

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 2002

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 1-3344

                              Sara Lee Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                       36-2089049
     -------------------------------                     ------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

      Three First National Plaza, Suite 4600, Chicago, Illinois 60602-4260
      --------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

     On March 30, 2002, the Registrant had 784,494,778 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

                         The document contains 50 pages.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----

PART I -

        ITEM 1 - FINANCIAL STATEMENTS

                 Preface                                                           3

                 Condensed Consolidated Balance Sheets -
                         At March 30, 2002 and June 30, 2001                       4

                 Consolidated Statements of Income -
                         For the thirteen and thirty-nine weeks ended
                         March 30, 2002 and March 31, 2001                         5

                 Consolidated Statements of Common Stockholders' Equity -
                         For the period July 1, 2000 to March 30, 2002             6

                 Consolidated Statements of Cash Flows -
                         For the thirty-nine weeks ended March 30, 2002
                         and March 31, 2001                                        7

                 Notes to Consolidated Financial Statements                        8

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION                           18

PART II -

        ITEM 1. - LEGAL PROCEEDINGS                                               36

        ITEM 5. - OTHER INFORMATION                                               36

        ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                37

SIGNATURE                                                                         38

EXHIBIT 10.1 - Consulting and Retirement Agreement Between Sara
               Lee Corporation and Paul J. Lustig                                 39

EXHIBIT 12.1 - Computation of Ratio of Earnings to Fixed Charges                  49

EXHIBIT 12.2 - Computation of Ratio of Earnings to Fixed Charges and
               Preferred Stock Dividend Requirements                              50

                                     PART I

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                                     Preface
                                     -------

The consolidated financial statements for the thirteen and thirty-nine weeks ended March 30, 2002 and March 31, 2001 and the balance sheet as of March 30, 2002 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation ("the Corporation"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 30, 2002 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen and thirty-nine weeks ended March 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended June 30, 2001 and other financial information filed with the Securities and Exchange Commission.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------
Condensed Consolidated Balance Sheets at March 30, 2002 and June 30, 2001
-------------------------------------------------------------------------
                                  (In millions)
                                  -------------

                                                                       (Unaudited)
                                                                        March 30,                   June 30,
                                                                           2002                       2001
                                                                   -------------------        -------------------
                         ASSETS
                         ------
Cash and equivalents                                               $              661         $              548
Trade accounts receivable, less allowances                                      1,789                      1,538
Inventories:
                    Finished goods                                              1,591                      1,715
                    Work in process                                               409                        454
                    Materials and supplies                                        452                        413
                                                                   -------------------        -------------------
                                                                                2,452                      2,582
Other current assets                                                              311                        321
Net assets of businesses held for sale                                             16                         94
                                                                   -------------------        -------------------

                    Total current assets                                        5,229                      5,083


Other non-current assets                                                          199                        264
Property, net                                                                   3,024                      2,146
Trademarks and other identifiable intangibles, net                              2,016                      1,137
Goodwill, net                                                                   3,274                      1,537
                                                                   -------------------        -------------------
                                                                   $           13,742         $           10,167
                                                                   ===================        ===================

                    LIABILITIES AND EQUITY
                    ----------------------
Notes payable                                                      $            1,250         $              101
Accounts payable                                                                1,181                      1,505
Accrued liabilities                                                             2,956                      2,872
Current maturities of long-term debt                                              497                        480
                                                                   -------------------        -------------------

                    Total current liabilities                                   5,884                      4,958


Long-term debt                                                                  4,302                      2,640
Deferred income taxes                                                             510                        244
Other non-current liabilities                                                     935                        563
Minority interest in subsidiaries                                                 636                        625
ESOP convertible preferred stock                                                  230                        238
Unearned deferred compensation                                                   (221)                      (223)
Common stockholders' equity                                                     1,466                      1,122
                                                                   -------------------        -------------------
                                                                   $           13,742         $           10,167
                                                                   ===================        ===================


See accompanying Notes to Consolidated Financial Statements.              Page 4

                      SARA LEE CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
 For the Thirteen and Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
                      (In millions, except per share data)
                                   (Unaudited)

                                                                          THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                                        ------------------------      -----------------------
                                                                        March 30,      March 31,      March 30,     March 31,
                                                                          2002           2001           2002          2001
                                                                        ---------      ---------      ---------     ---------
Net sales                                                               $   4,200      $   4,044      $  13,133     $  12,705
                                                                        ---------      ---------      ---------     ---------
Cost of sales                                                               2,547          2,519          8,095         7,851
Cost of sales - product line exit costs                                        (3)            --             (7)           24
Selling, general and administrative expenses                                1,300          1,188          3,938         3,637
Interest expense                                                               70             60            224           211
Interest income                                                               (19)           (23)           (62)          (62)
Unusual items - business reshaping:
  Gain in connection with initial public offering                              --             --             --          (105)
  Business dispositions and other charges                                      (2)           (12)           190           308
                                                                        ---------      ---------      ---------     ---------
                                                                            3,893          3,732         12,378        11,864
                                                                        ---------      ---------      ---------     ---------
Income from continuing operations before income taxes                         307            312            755           841
Income taxes                                                                   50             71             96           211
                                                                        ---------      ---------      ---------     ---------
Income from continuing operations                                             257            241            659           630

Income from discontinued operations, net of income taxes                       --             --             --            25
Gain on disposal of discontinued operations, net of income taxes               --             --             --           638
                                                                        ---------      ---------      ---------     ---------
Net income                                                                    257            241            659         1,293
Preferred stock dividends, net of tax                                           3              3              8             9
                                                                        ---------      ---------      ---------     ---------
Income available for common stockholders                                $     254      $     238      $     651     $   1,284
                                                                        =========      =========      =========     =========
Income from continuing operations per common share
  Basic                                                                 $    0.32      $    0.29      $    0.83     $    0.75
                                                                        =========      =========      =========     =========
  Diluted                                                               $    0.31      $    0.28      $    0.80     $    0.72
                                                                        =========      =========      =========     =========
Net income per common share
  Basic                                                                 $    0.32      $    0.29      $    0.83     $    1.54
                                                                        =========      =========      =========     =========
  Diluted                                                               $    0.31      $    0.28      $    0.80     $    1.48
                                                                        =========      =========      =========     =========
Average shares outstanding
  Basic                                                                       786            828            784           833
                                                                        =========      =========      =========     =========
  Diluted                                                                     819            865            818           870
                                                                        =========      =========      =========     =========
Cash dividends per common share                                         $   0.150      $   0.145      $   0.445     $   0.425
                                                                        =========      =========      =========     =========

See accompanying Notes to Consolidated Financial Statements.              Page 5

                      SARA LEE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Common Stockholders' Equity
                  For the Period July 1, 2000 to March 30, 2002
                      (In millions, except per share data)

                                                                                                       ACCUMULATED
                                                                                                           OTHER
                                                                                                      COMPREHENSIVE   COMPREHENSIVE
                                                             COMMON   CAPITAL   RETAINED   UNEARNED       INCOME          INCOME
                                                    TOTAL     STOCK   SURPLUS   EARNINGS    STOCK         (LOSS)          (LOSS)
                                                  --------   ------   -------   --------   --------   -------------   -------------
Balances at July 1, 2000                          $  1,234   $    8   $    --   $  2,393   $    (21)  $      (1,146)

Net income                                           1,293       --        --      1,293         --              --   $       1,293
Translation adjustments, net of tax                   (171)      --        --         --         --            (171)           (171)
Transition adjustment related to change in
  accounting for derivative instruments and
  hedging activities, net of tax                        6        --        --         --         --               6               6
Net unrealized gain on qualifying cash flow
  hedges, net of tax                                    2        --        --         --         --               2               2
                                                                                                                      -------------
Comprehensive income                                                                                                  $       1,130
                                                                                                                      =============
Cash dividends -
  Common ($0.425 per share)                           (353)      --        --       (353)        --              --
  ESOP convertible preferred ($4.08 per share)         (14)      --        --        (14)        --              --
Stock issuances (cancelations) -
  Stock option and benefit plans                        86       --        86         --         --              --
  Restricted stock                                     (13)      --        --        (34)        21              --
Tax benefit related to incentive stock options           9       --         9         --         --              --
Reacquired shares                                     (510)      --       (78)      (432)        --              --
ESOP tax benefit, redemptions, and other                14       --         9          5         --              --
                                                  --------   ------   -------   --------   --------   -------------
Balances at March 31, 2001                           1,583        8        26      2,858         --          (1,309)

Net income                                             973       --        --        973         --              --   $         973
Translation adjustments, net of tax                    (92)      --        --         --         --             (92)            (92)
Minimum pension liability, net of tax                 (107)      --        --         --         --            (107)           (107)
Net unrealized gain on qualifying cash flow
  hedges, net of tax                                   (13)      --        --         --         --             (13)            (13)
                                                                                                                      -------------
Comprehensive income                                                                                                  $         761
                                                                                                                      =============
Cash dividends -
  Common ($.145 per share)                            (115)      --        --       (115)        --              --
  ESOP convertible preferred ($1.36 per share)          (4)      --        --         (4)        --              --
Stock issuances (cancelations) -
  Stock option and benefit plans                        18       --        18         --         --              --
Tax benefit related to incentive stock
  options                                                1       --         1         --         --              --
Reacquired shares                                     (133)      --       (51)       (82)        --              --
Exchange offer for Coach common stock                 (998)      --        --       (998)        --              --
ESOP tax benefit, redemptions and other                  9       --         6          3         --              --
                                                  --------   ------   -------   --------   --------   -------------
Balances at June 30, 2001                            1,122        8        --      2,635         --          (1,521)

Net income                                             659       --        --        659         --              --   $         659
Translation adjustments, net of tax                      6       --        --         --         --               6               6
Net unrealized gain on qualifying cash flow
  hedges, net of tax                                    (5)      --        --         --         --              (5)             (5)
                                                                                                                      -------------
Comprehensive income                                                                                                  $         660
                                                                                                                      =============
Cash dividends -
  Common ($0.445 per share)                           (349)      --        --       (349)        --              --
  ESOP convertible preferred ($4.08 per share)         (13)      --        --        (13)        --              --
Stock issuances (cancelations) -
  Stock option and benefit plans                        75       --        75         --         --              --
  Business acquisitions                                 (1)      --        (1)        --         --              --
  Restricted stock                                       5       --         5         --         --              --
Reacquired shares                                      (85)      --       (85)        --         --              --
Acquisition of Earthgrains' ESOP                        --       --        30         --        (30)             --
Earthgrains stock option conversion                     26       --        26         --         --              --
ESOP tax benefit, redemptions and other                 26       --        16          5          5              --
                                                  --------   ------   -------   --------   --------   -------------
Balances at March 30, 2002                        $  1,466   $    8   $    66   $  2,937   $    (25)  $      (1,520)
                                                  ========   ======   =======   ========   ========   =============

Interim period balances are unaudited
See accompanying Notes to Consolidated Financial Statements.              Page 6

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                      Consolidated Statements of Cash Flows
                      -------------------------------------
        For the Thirty-Nine Weeks Ended March 30, 2002 and March 31, 2001
        -----------------------------------------------------------------
                                  (In millions)
                                  -------------
                                   (Unaudited)
                                   -----------

                                                                                          THIRTY-NINE WEEKS ENDED
                                                                                   -------------------------------------
                                                                                       March 30,             March 31,
                                                                                          2002                  2001
                                                                                   ----------------      ---------------
OPERATING ACTIVITIES -
  Income from continuing operations                                                $           659        $          630
  Adjustments for non-cash charges included in net income:
     Depreciation                                                                              350                   307
     Amortization of intangibles                                                                73                   155
     (Decrease) in deferred income taxes                                                       (28)                  (11)
     Other                                                                                      10                   (54)
  Unusual items - business reshaping
     Business dispositions and other charges                                                   111                   332
     Gain in connection with initial public offering                                             -                  (105)
  Changes in current assets and liabilities, excluding
     businesses acquired and sold                                                             (245)                 (496)
                                                                                   ----------------      ----------------
  Net cash from operating activities - continuing operations                                   930                   758
  Operating cash flows (used in) discontinued operations                                         -                   (24)
                                                                                   ----------------      ----------------
  Net cash from operating activities                                                           930                   734
                                                                                   ----------------      ----------------

INVESTMENT ACTIVITIES -
  Purchases of property and equipment                                                         (394)                 (348)
  Acquisitions of businesses and investments                                                (1,922)                 (282)
  Dispositions of businesses and investments                                                    23                 1,651
  Sales of assets                                                                               85                    41
  Other                                                                                        (26)                   10
                                                                                   ----------------      ----------------
  Net cash (used in) from investment activities                                             (2,234)                1,072
                                                                                   ----------------      ----------------

FINANCING ACTIVITIES -
  Issuances of common stock                                                                     75                    86
  Purchases of common stock                                                                    (85)                 (510)
  Issuance of equity securities by subsidiary                                                    -                   122
  Borrowings of long-term debt                                                               1,355                 1,022
  Repayments of long-term debt                                                                (476)                 (317)
  Short-term borrowings (repayments), net                                                      908                (1,535)
  Payments of dividends                                                                       (362)                 (367)
                                                                                   ----------------      ----------------
  Net cash from (used in) financing activities                                               1,415                (1,499)
                                                                                   ----------------      ----------------
Effect of changes in foreign exchange rates on cash                                              2                   (15)
                                                                                   ----------------      ----------------
Increase in cash and equivalents                                                               113                   292

Cash and equivalents at beginning of year                                                      548                   314
                                                                                   ----------------      ----------------
Cash and equivalents at end of quarter                                             $           661        $          606
                                                                                   ================      ================

COMPONENTS OF CHANGES IN CURRENT ASSETS
AND LIABILITIES:
     Decrease (increase) in trade accounts receivable                              $             2        $          (14)
     Decrease (increase) in inventories                                                        221                   (39)
     Decrease in other current assets                                                           31                    28
     (Decrease) in accounts payable                                                           (493)                 (364)
     (Decrease) in accrued liabilities                                                          (6)                 (107)
                                                                                   ----------------      ----------------
Changes in current assets and liabilities                                          $          (245)       $         (496)
                                                                                   ================      ================


See accompanying Notes to Consolidated Financial Statements.              Page 7

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

     1.   Computation of Basic and Diluted Earnings Per Share

Net income per share - basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share - diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options to purchase shares of the Corporation's common stock which have an exercise price in excess of the average market price of those shares for a reporting period are excluded from the determination of the diluted earnings per share denominator. For both the thirteen and thirty-nine week periods ending March 30, 2002, options to purchase 42.7 million shares of the Corporation's common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods. For the thirteen and thirty-nine week periods ending March 31, 2001, options to purchase 32.6 million and 33.6 million shares of the Corporation's common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods.

The following is a reconciliation of net income to net income per share - basic and diluted for the thirteen and thirty-nine weeks ended March 30, 2002 and March 31, 2001:

               Computation of Basic and Diluted Earnings Per Share
                      (In millions, except per share data)


                                                               THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                          ------------------------------      ------------------------------
                                                           March 30,         March 31,         March 30,         March 31,
                                                              2002             2001               2002             2001
                                                          ------------     -------------      ------------     -------------
Income from continuing operations                         $     257        $     241          $     659        $     630
Income from discontinued operations, net of income
   taxes                                                          -                -                  -               25
Gain on disposal of discontinued operations, net
   of income taxes                                                -                -                  -              638
                                                          ------------     -------------      ------------     -------------
Net income                                                      257              241                659            1,293
Less dividends on preferred stock, net of tax
   benefit                                                       (3)              (3)                (8)              (9)

                                                          ------------     -------------      ------------     -------------
Income available to common stockholders - basic                 254              238                651            1,284
Adjustment for assumed conversion of ESOP shares                  3                2                  7                7
                                                          ------------     -------------      ------------     -------------
Income available to common stockholders - diluted         $     257        $     240          $     658        $   1,291
                                                          ============     =============      ============     =============
Average shares outstanding - basic                              786              828                784              833
Dilutive effect of stock option and award plans                   8               10                  9               10
Dilutive effect of ESOP plan                                     25               27                 25               27
                                                          ------------     -------------      ------------     -------------
Average shares outstanding - diluted                            819              865                818              870
                                                          ============     =============      ============     =============

Earnings per share - basic
Income from continuing operations                         $     0.32       $     0.29         $     0.83       $     0.75
                                                          ============     =============      ============     =============
Income from discontinued operations                                                                            $     0.80
                                                                                                               =============
Net income                                                $     0.32       $     0.29         $     0.83       $     1.54
                                                          ============     =============      ============     =============

Earnings per share - diluted
Income from continuing operations                         $     0.31       $     0.28         $     0.80       $    0.72
                                                          ============     =============      ============     =============
Income from discontinued operations                                                                            $    0.76
                                                                                                               =============
Net income                                                $     0.31       $     0.28         $     0.80       $    1.48
                                                          ============     =============      ============     =============

     2.   Unusual Items

The Corporation's results for the first three quarters of fiscal 2002 were affected by the Reshaping program initiated in May 2000. This program includes certain defined exit activities and the disposition of a number of businesses. No new Reshaping projects have been initiated after December 29, 2001, and at the present time, no new projects are anticipated for the remainder of fiscal 2002. A discussion of the adjustments made to these plans in the third quarter of fiscal 2002 and the actions taken since the initiation of the Reshaping program are as follows:

Third Quarter and Full Fiscal 2002 Exit Plan
--------------------------------------------

During the third quarter of fiscal 2002, certain adjustments were made to previously recognized charges under the Reshaping program. These adjustments increased pre-tax income by $5 million, increased net income by $3 million, and had a neglible effect per diluted share. Of the total pre-tax adjustment, $2 million is reflected on the "business dispositions and other charges" line of the Consolidated Statement of Income and consists primarily of a reversal of termination benefits as a result of the departure of 166 employees who voluntarily left the Corporation in advance of their planned termination date, therefore forfeiting termination benefits. The effect of this adjustment has been included in a table presented on page 11, which indicates the location of all employees affected by the Reshaping program and the status of the planned actions. In addition, the Corporation also experienced better than expected results on the exit of certain third party contractual obligations, which resulted in the reversal of previously recognized charges. Also during the third quarter, the Corporation completed actions associated with the termination of certain licensing agreements and the exit of related manufacturing operations. Inventory related to these operations and licensing agreements was disposed and resulted in proceeds of $3 million more than originally anticipated in fiscal 2001. As a result, the related credit to earnings is displayed in the same line of the Consolidated Income Statement as the original charge ("cost of sales - product line exit costs").

Including the effects of the third quarter, the actions approved by the Corporation's management for the first three quarters of fiscal 2002 resulted in a pretax charge of $183 million and a decrease in net income of $111 million, or $.14 per diluted share. The $183 million pretax charge consists of a $177 million net charge for the cost of defined exit activities and a $6 million charge related to the net impact of certain planned business dispositions. These charges decreased operating income in the Corporation's business segments as follows: Intimates and Underwear - $90 million, Sara Lee Bakery - $51 million, Sara Lee Meats - $35 million, and Beverage - $7 million. For presentation purposes, the $6 million charge related to business dispositions and $184 million of the net charge related to defined exit activities are displayed in the "business dispositions and other charges" line of the Consolidated Statement of Income. The remaining $7 million credit related to defined exit activities is displayed in the "cost of sales - product line exit costs" line of the Consolidated Statement of Income.

Cumulative Exit Plan and Status
-------------------------------

After combining the amounts recognized in fiscal 2001 and the first three quarters of fiscal 2002, the Corporation's ongoing Reshaping program has reduced pretax earnings and net income by $737 million and $609 million, respectively. Of the $737 million pretax charge, $3 million is for actions taken at the Corporate headquarters and $734 million is related to the following business segments: Intimates and Underwear - $500 million; Sara Lee Bakery - $110 million; Sara Lee Meats - $105 million; Beverage - $15 million; and Household Products - $4 million. The components of the $737 million pretax charge are as follows:

Business Dispositions

- $347 million of the charge represents the cost recognized in connection with the disposition of 18 businesses. As of March 30, 2002, the disposition of 17 of these businesses had been completed. The remaining business yet to be disposed is not significant and is located in China. This sale transaction must receive government approval before the transaction can be completed. The Corporation expects to complete the disposal of the business within the next several months.

Exit of Defined Business Activities

- $228 million of the charge is for the cost of severance and other employee benefits associated with planned personnel reductions. Of this amount, $217 million relates to severance costs recognized in accordance with the provisions of Emerging Issues Task Force Issue 94-3. The remaining $11 million relates to pension benefit costs determined in accordance with the provisions of Statement of Financial Accounting Standards No. 88. All termination actions planned for under the Reshaping program will take place within one year of the date the respective charge was taken. To date, including adjustments made for unexpected voluntary departures of employees, these actions will result in the termination of 20,304 employees. The specific location of these employees and the status of the planned actions as of March 30, 2002 are summarized in a table contained on page 11.

- $66 million of the charge is for anticipated losses on the disposal of real estate and equipment at 21 owned facilities and the disposal of equipment at a number of leased facilities. The loss recognized is the difference between the estimated selling price and the carrying value of the assets held for sale. Selling prices were estimated based on offers received from third parties or third-party appraisals of real estate held for sale, as well as the Corporation's prior experience with comparable equipment disposals. The charge primarily relates to the planned exit of Intimates and Underwear manufacturing facilities in the United States, Mexico and Europe; 3 domestic meat-processing plants; and a Beverage facility in Europe. As of March 30, 2002, 14 of the 21 owned facilities had been closed and 7 of the 14 had been sold. All actions contemplated by the exit plan are expected to be completed within 12 months of the date of the related charge. The carrying value of the property and equipment awaiting sale at March 30, 2002 is $16 million and is recorded on the "Net assets of businesses held for sale" line in the Consolidated Balance Sheet.

- $19 million of the charge resulted from the decision to terminate product licensing agreements and exit related manufacturing operations. The $19 million charge was recorded in "cost of sales - product line exit costs" in the Consolidated Statement of Income and consisted of the following components: $24 million in the second quarter of fiscal 2001; $2 million in the fourth quarter of fiscal 2001; ($3) million in the first quarter of fiscal 2002; ($1) million in the second quarter of fiscal 2002; and ($3) million in the third quarter of fiscal 2002. The disposition of inventory related to product licensing agreements and manufacturing operations resulted in these losses. The loss recognized is the difference between the value of the inventory realized, based on the actual proceeds received, and the related carrying value.

- $68 million of the charge is related to certain contractual obligations that must be satisfied in connection with the exit activities approved by management. Of this amount, $56 million relates to non-cancelable lease payments on 36 leased facilities that are being exited. This charge represents the difference between the non-cancelable obligation after the facility is exited and the sublease income that is estimated to be received. As of March 30, 2002, 24 of the leased facilities had been exited. The remaining $12 million of the charge relates to certain other third party contractual obligations that must be satisfied, including settlement amounts to terminate distribution relationships and the remaining obligations due on product licensing agreements once these activities have ceased.

- $9 million of the charge relates to moving and other related expenses for employees affected by the Reshaping program. These expenses are recognized by the Corporation in the period the related service is rendered by third party suppliers. Cash is expended to pay vendors in essentially the same period as the expense is recognized.

The following table summarizes the charges taken for the approved exit of business activities and the related status as of March 30, 2002:

                                        Exit Costs Recognized During
                               ------------------------------------------------
                                                                                    Writedown
                                            First         Second       Third         of Assets                       Accrued
                                           Quarter       Quarter      Quarter        to Net                       Exit Costs as
(In Millions)                   Fiscal      Fiscal        Fiscal       Fiscal       Realizable        Cash         of March 30,
-------------                    2001        2002          2002         2002          Value         Payments           2002
                               --------    -------       -------      -------       ----------      --------      -------------
  Employee termination and
     other benefits            $    122    $    6        $  101       $   (1)       $      --       $   (112)     $        116

  Expected losses on
     disposals of property
     and equipment and other
     related costs                   37         2            27           --              (66)            --                --

  Expected losses on
  disposal of inventories            26        (3)           (1)          (3)             (19)            --                --

  Other exit costs -
     includes non-cancelable
     lease and other
     contractual obligations         25         1            43           (1)              --             (9)               59

  Moving and other related
     costs                            3         2             4           --               --             (9)               --
                               --------   -------        ------       ------        ----------      --------      ------------
  Total exit costs             $    213   $     8        $  174       $   (5)       $     (85)      $   (130)     $        175
                               ========   =======        ======       ======        ==========      ========      ============

Of the $390 million of exit costs recognized, $305 million will require the use of cash and $85 million is a non-cash component. The Corporation expects to fund the cash costs of this charge from internal sources and proceeds generated from the sale of businesses.

The following table summarizes the planned employee terminations by location and business segment, and the status of those actions as of March 30, 2002:

                                                 Sara Lee                                Intimates                       As of
                                   Sara Lee       Bakery                   Household        and                         March 30,
                                     Meats        Group       Beverage     Products      Underwear       Corporate        2002
                                   --------     ---------    ---------    ----------    -----------     ----------    -----------
United States                          983         291           --            --           2,012           20            3,306
Canada                                  --          --           --            --             101           --              101
Puerto Rico, Mexico
   and Latin America                    67          --           --            --          12,352           --           12,419
Europe                                 109         210           91            --           2,839           --            3,249
Asia and Africa                         --         381           --            48             800           --            1,229
                                   --------      -------    ---------    ----------    -----------     ----------   -----------
                                     1,159         882           91            48          18,104           20           20,304
                                   ========      =======    =========    ==========    ===========     ==========   ===========
As of March 30, 2002
   Employees terminated                623         695           76            48          12,850           20           14,312
   Employees to be terminated          536         187           15            --           5,254           --            5,992
                                   --------      -------    ---------    ----------    -----------     ----------   -----------
                                     1,159         882           91            48          18,104           20           20,304
                                   ========      =======    =========    ==========    ===========     ==========    ===========

     3. Adoption of New Accounting Standards For Goodwill and Other Intangible Assets

On July 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142).

This Statement is required to be applied to all goodwill and other intangible assets recognized by the Corporation as of July 1, 2001 and it changes the subsequent accounting for these assets in the following significant respects:

-Accounting standards in place through June 30, 2001 concluded that goodwill and all other intangible assets were wasting assets and thus amounts assigned to these assets were amortized in determining net income. SFAS No. 142 does not presume that these assets are wasting assets. Goodwill is not amortized under the provisions of this statement. Intangible assets are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized.

-SFAS No. 142 sets forth a number of pertinent factors to be considered in establishing the useful life of intangible assets that differ from prior guidelines. These factors include product life cycles, market competitive and other economic trends, as well as the level of maintenance required to obtain future cash flows. The useful lives of all intangible assets as of July 1, 2001 are assessed using these criteria.

In accordance with the adoption provisions of SFAS No. 142, the Corporation has completed the transitional impairment tests and no impairment was noted. The following is a reconciliation of net income, basic earnings per share and diluted earnings per share between the amounts reported by the Corporation in fiscal 2001 and the adjusted amounts reflecting these new accounting rules.

                                                                Thirteen Weeks      Thirty-nine Weeks
                                                                    Ended                 Ended
                                                                --------------      -----------------
                                                                  March 31,             March 31,
                (Amounts In Millions, Except Per Share Data)        2001                 2001
                                                                --------------      -----------------
              Net Income:
                 Reported net income                                 $241                $1,293
                 Goodwill amortization                                 23                    70
                 Intangible amortization                                5                    15
                                                                     ----                ------
                 Adjusted net income                                 $269                $1,378
                                                                     ====                ======
              Basic Earning Per Share:
                 Reported basic earnings per share                   $.29                $ 1.54
                 Goodwill amortization                                .03                   .08
                 Intangible amortization                               -                    .02
                                                                     ----                ------
                 Adjusted basic earnings per share                   $.32                $ 1.64
                                                                     ====                ======
              Diluted Earnings Per Share:
                 Reported diluted earnings per share                 $.28                $ 1.48
                 Goodwill amortization                                .03                   .08
                 Intangible amortization                               -                    .02
                                                                     ----                ------
                 Adjusted diluted earnings per share                 $.31                $ 1.58
                                                                     ====                ======

     4. Accounting For Sales Incentives

The Emerging Issues Task Force (EITF) of the FASB reached conclusions on a number of issues related to the measurement, recognition and income statement classification of a number of items that can be broadly characterized as sales incentives or promotions. These conclusions are summarized in the following EITF pronouncements.

- EITF Issue 00-14, "Accounting for Certain Sales Incentives" - This Issue addresses the recognition, measurement and income statement classification of sales incentives voluntarily offered by a vendor without charge to customers such as discounts, coupons, rebates and free products or services. The Corporation's procedures regarding the recognition and measurement of these types of sales incentives are in substantial compliance with this statement. The consensus reached by the EITF does however require that any cash sales incentives be recognized as a reduction to revenue and any incentives involving free products must be classified as cost of sales on the consolidated statement of income.

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

Beginning in the third quarter of fiscal 2002, the Corporation recognized the impact of the new EITF guidelines on sales incentives in its financial statements and restated previously issued financial statements to reflect the provisions of these guidelines. The net impact from the adoption of these rules did not impact income from continuing operations, net income or the financial position of the Corporation, but resulted in the reclassification of certain selling, general and administrative expenses to cost of sales and net sales.

     5. Acquisition of The Earthgrains Company

On August 7, 2001, upon the completion of the initial tender offer period, the Corporation acquired The Earthgrains Company ("Earthgrains") when approximately 93% of the outstanding Earthgrains' common shares were tendered and accepted by the Corporation. Following the completion of a subsequent tender offer period, the Corporation acquired the remaining Earthgrains' common shares. The results of operations for Earthgrains have been included in the consolidated financial results of the Corporation since August 8, 2001. Earthgrains is a packaged bread and refrigerated dough business with operations in the United States and Europe. The Earthgrains' acquisition provides growth opportunities for our core bakery and other food businesses by leveraging Earthgrains' direct-store delivery system in the United States by introducing the Sara Lee brand into the fresh bread and refrigerated dough business and expanding the direct-store distribution options for other Sara Lee products. In Europe, Earthgrains also gives Sara Lee a strong position in the fresh bread and refrigerated dough business. The anticipated synergies of this business combination with the Corporation's Sara Lee brand name were a key factor associated with the determination of the purchase price and related goodwill. The sales and operating income of the Earthgrains business in the quarter ended March 30, 2002 were $642 million and $32 million, respectively.

Under the terms of the agreement, the Corporation acquired all of the Earthgrains' common shares for $40.25 per share, or approximately $1.9 billion. Cash on the Earthgrains' balance sheet on the acquisition date reduced the purchase price to a net amount of approximately $1.8 billion. In addition, the Corporation assumed $755 million of Earthgrains' long-term debt.

The following is a summary of the preliminary opening balances of the Earthgrains' balance sheet as of August 7, 2001. These amounts reflect a preliminary purchase price allocation as the Corporation continues to refine estimates for certain environmental and other business exit costs.

        Preliminary Opening Balance Sheet
        (Amounts in millions)

        Assets
        ------
        Cash and marketable securities               $   86
        Accounts receivable                             246
        Inventory                                        74
        Other current assets                             36
                                                     ------
        Total current assets                            442
                                                     ------
        Property, plant and equipment                   856
        Other non-current assets                        110
        Identifiable intangibles                        862
        Goodwill                                      1,693
                                                     ------
        Total Assets                                 $3,963
                                                     ======
        Liabilities and Equity
        ----------------------
        Accounts and notes payable                   $  406
        Accrued liabilities                             219
                                                     ------
        Total current assets                            625
                                                     ------
        Long-term debt                                  748
        Other non-current liabilities                   681
        Equity                                        1,909
                                                     ------
        Total liabilities and equity                 $3,963
                                                     ======

Presented below are the pro forma financial results prepared under the assumption that the acquisition of Earthgrains had been completed at the beginning of fiscal year 2001. These pro forma financial results include the following significant assumptions:

- The acquisition has been accounted for under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and, accordingly, the purchase method has been used. The purchase price allocation is preliminary at this point. $862 million of intangibles have been identified and these primarily consist of trademarks, owned and licensed brands, customer relationships and distribution management system software with a weighted average life of 31 years. Goodwill of $1,693 million has been recognized in connection with this transaction.

- The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets", as of the beginning of fiscal year 2002. Under the provisions of this Statement, intangible assets with an indefinite life and goodwill are no longer amortized after the date of adoption. Therefore, in the pro forma results, no amortization of intangible assets with an indefinite life or goodwill is included in the pro forma results for fiscal year 2002 periods. The pro forma results for fiscal year 2001 periods include amortization of intangible assets with an indefinite life and goodwill. If the amortization of intangible assets with an indefinite life and goodwill had been excluded from fiscal year 2001 results, amortization expense would have been reduced in the thirteen weeks and thirty-nine weeks ended March 31, 2001 by $39 million and $116 million, respectively.

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


                                                Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                            ----------------------------         ----------------------------
          (In millions, except              March 30,          March 31,         March 30,          March 31,
          per share data)                     2002               2001               2002              2001
          --------------------              ---------          ---------         ---------          ---------
          Net Sales                          $4,200              $4,688            $13,415           $14,587
          Net Income                            257                 221                660               565
          Earnings per share - Basic         $ 0.32              $ 0.26            $  0.83           $  0.67
                             - Diluted         0.31                0.25               0.81              0.65

     6. Sale of PYA/Monarch

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

     7. Gain on Initial Public Offering of Coach

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

The proceeds received by the Corporation from the initial public offering were not subject to income tax. Further, the Corporation did not provide deferred income taxes on the gain realized from the sale transaction since the exchange offering is expected to qualify as a tax-free distribution.

On the April 4, 2001 exchange date, the market value of the Coach shares disposed of was $998 million. The Corporation recognized a gain on the disposal of the Coach shares in the fourth quarter of fiscal 2001 and reduced the number of outstanding shares of its common stock by 41 million shares as a result of the exchange transaction.

     8. Derivative Reporting

As of June 30, 2001, the accumulated derivative loss in Accumulated Other Comprehensive Income was $5 million. As of March 30, 2002, the accumulated derivative loss in Accumulated Other Comprehensive Income was $10 million. During the nine months ended March 30, 2002, $10 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income, and $5 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the quarter. At March 30, 2002, the maximum maturity date of any cash flow hedge was approximately 1.3 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The Corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $9 million, at the time the underlying hedged transaction is realized.

Other disclosures related to hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness, and gains and losses resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts. During the nine months ended March 30, 2002, net losses of $58 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustments account within stockholders' equity.

     9. Issued But Not Yet Effective Accounting Standards

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

     10. Segment Information

The following is a summary of sales and operating income by business segment for the thirteen weeks ended March 30, 2002 and March 31, 2001.

                                                                                 THIRTEEN WEEKS ENDED
                                                         ------------------------------------------------------------------
                                                                    Sales                          Operating Income
                                                         -----------------------------     --------------------------------
                                                          March 30,          March 31,         March 30,          March 31,
  (In millions)                                             2002               2001              2002               2001
                                                         ----------         ----------        ----------         ----------
  Sara Lee Meats                                         $  869             $   881           $   78             $   88
  Sara Lee Bakery                                           774                 186               29                  5
  Beverage                                                  601                 698              102                123
  Household Products                                        464                 491               78                 79
  Intimates and Underwear                                 1,495               1,789              167                162
                                                         ------             -------           ------             ------
     Total business segments                              4,203               4,045              454                457
  Intersegment sales                                         (3)                 (1)             --                 --
                                                         ------             -------           ------             ------
  Total sales and operating
     companies income                                     4,200               4,044              454                457
  Amortization of goodwill
     and trademarks                                         --                  --               (21)               (48)
  Unallocated corporate expenses                            --                  --               (75)               (60)
  Net interest expense                                      --                  --               (51)               (37)
                                                         ------             -------           ------             ------
     Net sales and income from continuing
     operations before income taxes                      $4,200              $4,044           $  307             $  312
                                                         ======              ======           ======             ======


The following is a summary of sales and operating income by business segment for the thirty-nine weeks ended March 30, 2002 and March 31, 2001.

                                                                              THIRTY-NINE WEEKS ENDED
                                                         -------------------------------------------------------------------
                                                                    Sales                          Operating Income
                                                         -----------------------------     ---------------------------------
                                                          March 30,          March 31,         March 30,          March 31,
  (In millions)                                             2002               2001              2002               2001
                                                         ----------         ----------        ----------         -----------
  Sara Lee Meats                                         $ 2,803            $ 2,787           $  219             $  213
  Sara Lee Bakery                                          2,173                651               67                (63)
  Beverage                                                 1,897              2,137              314                363
  Household Products                                       1,428              1,390              233                229
  Intimates and Underwear                                  4,840              5,817              354                536
                                                         -------            -------           ------             ------
     Total business segments                              13,141             12,782            1,187              1,278
  Intersegment sales                                          (8)               (77)             --                 --
                                                         -------            -------           ------             ------
  Total sales and operating
     companies income                                     13,133             12,705            1,187              1,278
  Amortization of goodwill
     and trademarks                                          --                 --               (52)              (142)
  Unallocated corporate expenses                             --                 --              (218)              (146)
  Net interest expense                                       --                 --              (162)              (149)
                                                         -------            -------           ------             ------
     Net sales and income from continuing
     operations before income taxes                      $13,133            $12,705           $  755             $  841
                                                         =======            =======           ======             ======

     11. Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

                      SARA LEE CORPORATION AND SUBSIDIARIES
                      -------------------------------------

          Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
                             and Financial Condition
                             -----------------------

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requires all registrants to outline critical accounting policies or methods used in the preparation of the financial statements. Included in the footnotes to the financial statements in the fiscal 2001 annual report is a summary of all significant accounting policies used in the preparation of the Corporation's consolidated financial statements. The Corporation does not have any individual accounting policy that is critical to the preparation of the consolidated financial statements. The Corporation follows the accounting methods and practices as required by the United States Generally Accepted Accounting Principles (U.S. GAAP). The following is a summary of the more significant accounting policies and methods including those that require management's subjective and complex judgments, including management estimates regarding the effects of matters that are inherently uncertain.

Revenue Recognition - The Corporation recognizes revenue when title and risk of loss pass to the customer. At the time of sale, management records appropriate provisions for any uncollectible accounts based upon available information and historical sales and collectibility history.

Marketing Costs - The Corporation records marketing, advertising and promotion costs as an expense in the period such costs relate. The Corporation does not defer the recognition of any marketing or promotion amounts on its consolidated balance sheets with respect to these costs. Marketing expenditures are expensed as the costs are incurred. Advertising expenditures are expensed when the advertising first appears. Consumer and trade promotion costs are expensed in the period when these programs are offered, based on estimates of utilization and redemption rates that are developed from historical experience. Fees paid to a reseller of our products for shelf space or other agreed upon product placements are expensed as incurred.

Employee Benefit Plans - The Corporation and its subsidiaries provide a range of benefits to its employees and retired employees, including pensions and postretirement health care benefits. The Corporation records expenses related to these plans based upon calculations specified in U.S. GAAP, which includes various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Corporation reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The Corporation retains outside actuaries who review the Corporation's assumptions and prepare the actuarial calculations. The effect of any modifications is generally recorded or amortized over future periods.

Asset Impairment - Long-term assets are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair value based on the most recent valuation information available. Estimated fair market value is generally measured by discounting estimated future cash flows developed by management. Long-lived assets that are to be disposed of are recorded at the lower of the carrying value or the fair value less the cost to sell the business. Assumptions used in determining projected cash flows are consistent with internal forecasts.

Goodwill and Intangible Assets with Indefinite Lives - These assets are tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit.

The first test is a screen for potential impairments, and the second step measures the amount of any impairment. These tests utilize fair value amounts that are developed by discounting estimated future cash flows developed by management. Assumptions used in determining projected cash flows are consistent with internal forecasts.

Income Taxes - Sara Lee's tax returns are subject to audit by various domestic and foreign tax authorities. As part of these audits, the Corporation's tax positions can be questioned. The effective tax rate of the Corporation and the tax bases of our assets and liabilities reflect our best estimates of the ultimate outcome of various tax audits in the jurisdictions that the Corporation operates in.

Commitments and Contingencies - The Corporation is subject to various claims and contingencies related to lawsuits and environmental matters. We recognize liabilities for contingencies and commitments when a loss is probable and can be estimated.

Results of Operations

The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 2002 compared with the third quarter and first nine months of fiscal 2001, and a discussion of the changes in financial condition during the first nine months of fiscal 2002.

Adoption of Accounting Standards For the Recording and Reporting of Sales Incentives - As is more thoroughly described in Note 9 to the Consolidated Financial Statements, at the beginning of the third quarter of fiscal 2002, the Corporation was required to adopt new accounting rules related to the measurement, recognition and presentation of certain sales incentives offered to the company's customers. These new accounting rules apply to certain sales incentives such as discounts, coupons, rebates and certain payments made to retailers for shelf space or reimbursement of advertising costs. These accounting rules generally require these incentives to be reflected as a reduction in revenue on the income statement rather than as a selling, general and administrative expense. Upon adoption of these rules at the beginning of this quarter, all prior financial statement results have been restated to reflect the impact of this change. Previously reported sales for the third quarter and first nine months of fiscal year 2001 were reduced by $264 million and $815 million respectively. In addition, previously reported sales for the first six months of fiscal year 2002 were reduced by $575 million to conform to the new accounting standards. The adoption of these accounting standards had no impact on the Corporation's income from continuing operations, net income or financial position.

Items Affecting Comparability of the Third Quarter Fiscal 2002 with Third
-------------------------------------------------------------------------
Quarter Fiscal 2001
-------------------

There are three significant items affecting the comparability of the Consolidated Statements of Income and segment operating results. A description of these items follows:

Business Reshaping - The Corporation's results for the third quarter of fiscal 2002 and 2001 were affected by the Reshaping program initiated in May 2000 as follows:

- In the third quarter of fiscal 2002, no new reshaping projects were initiated, but the Corporation completed certain projects that were initiated in prior quarters. Reshaping actions completed during the quarter were executed for amounts that were more favorable than previously estimated, resulting in an increase in pretax income and net income of $5 million and $3 million, respectively. The impact of these reshaping actions did not have a significant impact on earning per share as diluted earnings per share both including and excluding the reshaping benefit was $.31 in the third quarter of fiscal 2002. The $5 million pretax reshaping benefit resulted from the completion of certain defined exit activities more favorably than estimated. These actions were reflected in the Intimates and Underwear segment. The net pretax benefit is displayed on the following lines in the Consolidated Statement of Income - a $3 million benefit in "Cost of sales - product line exit costs", and a $2 million benefit in "Business dispositions and other charges". These actions and the related financial impacts are referred to as unusual items in this discussion of fiscal 2002 operating results.

- In the third quarter of fiscal 2001, the Corporation approved plans to dispose of certain non-core businesses and exit a number of defined business activities. The Corporation also completed a number of actions related to the Reshaping program during the quarter. As a result of these decisions and actions, the Corporation recognized a $21 million pretax gain related to the disposition of non-core businesses and a $9 million charge for the costs associated with certain defined exit activities, resulting in a net $12 million pretax gain. These activities increased net income and diluted earnings per share in the third quarter of fiscal 2001 by $5 million and $.01, respectively. The $12 million pretax gain from these activities increased operating income in the third quarter in the Corporation's business segments as follows: Sara Lee Meats - income of $18 million; Sara Lee Bakery - income of $2 million; Household Products - a charge of $1 million; and Intimates and Underwear - a charge of $7 million. The net pretax gain is displayed in the "Business Dispositions and Other Charges" line of the Consolidated Statements of Income. These actions and the related financial impacts are referred to as unusual items in this discussion of fiscal 2001 operating results.

- A complete description of the business reshaping activities in the third quarter of fiscal 2002 and the cumulative activity from the initiation of the program is presented in Note 2 to the Consolidated Financial Statements.

- Operating income in the third quarter of fiscal 2002 was favorably impacted by $24 million of cost savings associated with completed exit activities.

Adoption of New Accounting Standards - As is more completely disclosed in Note 3 to the Consolidated Financial Statements, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Basic and diluted earnings per share for the third quarter of fiscal 2001, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $.32 and $.31, respectively.

Acquisition of Earthgrains - Under the terms of the purchase agreement, as is more completely disclosed in Note 4 to the Consolidated Financial Statements, the Corporation acquired Earthgrains' common stock for $40.25 per share, or approximately $1.9 billion. Cash on the Earthgrains' balance sheet on the acquisition date reduced the purchase price to a net amount of approximately $1.8 billion. In addition, the Corporation assumed $755 million of Earthgrains' long-term debt. In the third quarter of fiscal 2002, the sales and operating income of Earthgrains was $642 million and $32 million, respectively.

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

Operating results by business segment in the third quarter of fiscal 2002 compared with the third quarter of fiscal 2001 are as follows. These amounts include the impact of business reshaping, the adoption of new accounting standards regarding business combinations and the amortization of intangibles and the Earthgrains' acquisition.

                                                                               THIRTEEN WEEKS ENDED
                                                     -----------------------------------------------------------------------
  (Unusual Items Allocated to Industry Segments)                    Sales                          Operating Income
                                                     ---------------------------------     ---------------------------------
                                                          March 30,          March 31,         March 30,         March 31,
  (In millions)                                             2002               2001              2002              2001
  -------------                                      ---------------    --------------     ---------------    --------------
  Sara Lee Meats                                        $   869            $   881            $   78              $   88
  Sara Lee Bakery                                           774                186                29                   5
  Beverage                                                  601                698               102                 123
  Household Products                                        464                491                78                  79
  Intimates and Underwear                                 1,495              1,789               167                 162
                                                        ---------          ---------          --------            ---------
     Total business segments                              4,203              4,045               454                 457
  Intersegment sales                                         (3)                (1)               --                  --
                                                        ---------          ---------          --------            --------
  Total sales and operating
     companies income                                     4,200              4,044               454                 457
  Amortization of goodwill
     and trademarks                                          --                 --               (21)                (48)
  Unallocated corporate expenses                             --                 --               (75)                (60)
  Net interest expense                                       --                 --               (51)                (37)
                                                        ---------          ---------          --------            --------
    Net sales and income from continuing
     operations before income taxes                     $ 4,200            $ 4,044            $  307              $  312
                                                        =========          =========          ========            ========

Consolidated Results - Third Quarter of Fiscal 2002 Compared with Third Quarter of Fiscal 2001

Continuing Operations - Consolidated net sales increased 3.9% over the year ago quarter. Businesses acquired net of businesses sold subsequent to the start of the third quarter of the prior fiscal year increased reported sales by 10.3%. The weakening of key foreign currencies, particularly the euro, in relation to the U.S. dollar, had the effect of reducing reported sales by 2.0% in the quarter. Thus, on a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currency exchange rates, sales decreased 4.4%. Comparable sales growth in Household Products was offset by sales declines in Sara Lee Meats, Bakery, Beverage and Intimates and Underwear.

In the third quarter of fiscal 2002, the gross profit margin was 39.4% as compared to 37.7% in the comparable period of the prior year. Reduced gross profit margins in the Intimates and Underwear and Household Products businesses were offset by improved gross profit margins in the Corporation's other business segments.

Selling, general and administrative (SG&A) expenses increased 9.6% over the same quarter last year due principally to increased spending on systems and technology development and costs associated with centralizing certain manufacturing and administrative functions. When measured as a percentage of sales, SG&A expenses were 31.0% in the third quarter of fiscal 2002 and 29.3% in the comparable period of the prior fiscal year.

Excluding unusual items, operating income (defined as pretax income before interest, intangible amortization and unallocated corporate expenses) increased 0.9% versus the comparable period of the prior year. Businesses acquired net of businesses sold subsequent to the start of the third quarter of the prior fiscal year increased operating income by 3.7%. The weakening of key foreign currencies versus the U.S. dollar had the effect of decreasing operating income by approximately 1.1%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income declined 1.7%. On a comparable basis, operating income declined in the Sara Lee Bakery, Beverage and Household Products segments and increased in the Sara Lee Meats and Intimates and Underwear segments. The higher level of operating income reflects improved gross profit margins offset by increased levels of selling, general and administrative expenses in the quarter.

Net interest expense increased $14 million to $51 million due to higher outstanding borrowing levels in the quarter from the year ago period. The increased debt levels resulted from the Corporation's acquisition of Earthgrains in the first quarter. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased $15 million to $75 million in the quarter. This increase is primarily attributable to company-wide spending on systems and information technology, increased benefit plan costs and unfavorable foreign currency comparisons with the prior year. Trademark and goodwill amortization decreased from $48 million in fiscal 2001 to $21 million in the current year's quarter as a result of the adoption of SFAS No. 142 as of July 1, 2001.

The effective tax rate in the quarter decreased from 22.9% in last year's third quarter to 16.2% of pretax income in the third quarter of fiscal 2002. Excluding the unusual items, the comparative effective tax rate fell from 21.7% to 15.9%. The reduction during the quarter is the result of the elimination of non-deductible goodwill, the favorable completion of certain tax audits in several foreign countries including the Netherlands, the United Kingdom, France and Germany, and increased earnings in certain foreign jurisdictions with lower tax rates.

Consolidated Net Income - Consolidated net income was $257 million in the third quarter of 2002 as compared to $241 million in the comparable period of the prior year, an increase of 6.8%. Diluted earnings per share was $.31 in the third quarter of fiscal 2002 compared to $.28 in the prior year quarter, an increase of 10.7%. Both of these amounts include unusual items. Excluding the unusual items, diluted earnings per share increased 14.8% from $.27 in the third quarter of fiscal 2001 to $.31 in the third quarter of fiscal 2002. This increase reflects the reduction in the number of diluted shares outstanding and improved profitability during the quarter. As previously indicated, the quarter's results were impacted by unusual items during the current and prior year quarter. The following table summarizes the impact of unusual items relating to the business reshaping activities and the impact of the SFAS No. 142 adoption on net income and diluted EPS.

                                                                   THIRTEEN WEEKS ENDED
                                                             ---------------------------------
                                                               March 30,            March 31,        %
(In Millions Except Per Share Data)                              2002                2001          Change
-----------------------------------                          -------------        ------------   -----------
Net income                                                    $   257             $   241            6.8%

Exclude unusual items relating to business
reshaping, net of tax                                              (3)                 (5)         (44.0)
                                                              -----------         -----------    -----------

Net income excluding unusual items                                254                 236            8.0

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                           --                  28             NM
                                                              -----------         -----------    -----------
Net income adjusted for amortization change and
excluding unusual items                                       $   254             $   264           (3.6)%
                                                              ===========         ===========    ===========

Diluted EPS                                                   $  0.31             $  0.28           10.7%

Excluding unusual charges relating to business
reshaping                                                          --                (.01)            NM
                                                              -----------         -----------    -----------

Diluted EPS - excluding unusual items                            0.31                0.27           14.8

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                         --               0.03           NM
                                                            ------------     ------------    ----------
Diluted EPS - adjusted for amortization
change and excluding unusual items                            $ 0.31            $ 0.30           3.3%
                                                            ============     ============    ==========

Operating Results by Business Segment - Third Quarter of Fiscal 2002 Compared with Third Quarter of Fiscal 2001

The following discussion comparing segment performance for the third quarter of fiscal 2002 with the third quarter of fiscal 2001 excludes the unusual items described above. Operating results by business segment in the third quarter of fiscal 2002 compared to fiscal 2001, excluding unusual items are as follows.

                                                                                THIRTEEN WEEKS ENDED
                                                        --------------------------------------------------------------------
(Unusual Items Not Allocated to Industry Segments)                   Sales                           Operating Income
                                                        ------------------------------       -------------------------------
                                                          March 30,          March 31,          March 30,          March 31,
  (In millions)                                             2002               2001               2002               2001
  -------------                                         -----------        -----------        -----------       ------------
  Sara Lee Meats                                        $     869          $     881          $      78         $      70
  Sara Lee Bakery                                             774                186                 29                 3
  Beverage                                                    601                698                102               123
  Household Products                                          464                491                 78                80
  Intimates and Underwear                                   1,495              1,789                162               169
                                                        -----------         ----------        -----------       -----------
     Total business segments                                4,203              4,045                449               445
  Intersegment sales                                           (3)                (1)                --                --
                                                        -----------         ----------        -----------       -----------
  Total sales and operating
     companies income                                       4,200              4,044                449               445
  Amortization of goodwill
     and trademarks                                            --                 --                (21)              (48)
  Unallocated corporate expenses                               --                 --                (75)              (60)
  Business dispositions and other charges                      --                 --                  5                12
  Net interest expense                                         --                 --                (51)              (37)
                                                        -----------         ----------        -----------       -----------
     Net sales and income from continuing
     operations before income taxes                     $   4,200           $  4,044          $     307         $     312
                                                        ===========         ==========        ===========       ===========

Net sales in the Sara Lee Meats segment decreased 1.3% to $869 million from $881 million in the prior year quarterly period. Excluding acquisitions and dispositions completed subsequent to the start of the third quarter of the previous fiscal year, net sales decreased 1.4% while unit volumes declined by 2%. The impact of foreign currency changes during the period decreased net sales by 0.8%. Therefore, excluding the impact of acquisitions, dispositions and changes in foreign currencies, sales in the Sara Lee Meats segment decreased 0.6%.

Operating income in Sara Lee Meats increased 12.2% in the quarter primarily due to lower raw material costs during the quarter and increased sales of higher margin products. Excluding acquisitions and dispositions completed subsequent to the start of the third quarter of the previous fiscal year, operating income increased 8.1%. The impact of foreign currency changes during the quarter decreased operating income by 0.9%. On a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currencies, operating income increased 9.0%.

The Corporation acquired Earthgrains in the first quarter of 2002 and consolidated the existing bakery operations with Earthgrains to create the Sara Lee Bakery Group. The consolidated results of operations of the Bakery Group include Earthgrains' results from August 8, 2001. Including the acquisition results, reported net sales in the third quarter of 2002 increased by $588 million from $186 million to $774 million. Excluding the impact of acquisitions and divestitures, net sales and unit volumes declined 10.5% and 6%, respectively, from the prior year quarter as low growth product lines were eliminated. Excluding acquisitions, divestitures and changes in foreign currency, net sales declined by 10.3%.

Operating income in the Sara Lee Bakery segment improved by $26 million from $3 million in the prior year comparable period to $29 million in the current quarter. Operating income improved as a result of increased gross margins due to the acquisition of Earthgrains. Excluding the Earthgrains' acquisition, other dispositions and changes in foreign currency, operating income fell from $7 million in the prior year quarter to a loss of $3 million in the current quarter.

Net sales in the Beverage segment declined 14.1% reflecting lower unit volumes, the impact of changes in foreign currency and reduced green coffee commodity prices that led to lower prices to consumers. Excluding acquisitions completed subsequent to the start of the third quarter of the previous fiscal year, net sales decreased 15.3% while unit volumes for roasted coffee and coffee concentrates, the segments' primary business, declined 13%. Excluding acquisitions and the impact of changes in foreign currency, net sales were down 12.6% compared to the prior year quarter.

Operating income for the Beverage segment decreased 16.9% due to base unit volume declines, the impact of the lower commodity coffee costs, the negative impacts of foreign currency movements and increased advertising and promotions costs. Excluding the impact of acquisitions during the year, operating income declined 18.6%. The weakness of the U.S. dollar in the quarter decreased reported operating income by 3.1%. Thus, excluding acquisitions and the impact of foreign currencies, operating income declined 15.5%.

Net sales in the Household Products segment decreased 5.4% and operating income decreased 2.7%. There were no acquisitions or dispositions impacting the reported results, however the quarter results were negatively impacted by the political and economic turmoil in Argentina. Excluding the results of the Argentina operations, operating income increased 7% in the quarter compared to the prior year quarter. Excluding the impact of changes in foreign currencies, sales and operating income in Household Products increased 0.4% and decreased 1.9%, respectively. Unit volumes for this segment's four core categories - shoe care, body care, insecticides and air fresheners - decreased 1% overall in the quarter, with strength in the air fresheners and insecticide categories offset by declines in body care and shoe care.

Intimates and Underwear net sales declined 16.4% over the year ago quarter as the prior year quarter includes sales from certain non-core businesses that were disposed. Excluding the impact of acquisitions and dispositions, sales declined 5.0%. The impact of exchange rate changes during the quarter reduced reported sales during the quarter by 1.3%. As a result, on a comparable basis, sales decreased 3.7%. Unit volumes in this segment, excluding acquisitions and dispositions, increased 1% from the comparable prior year quarter. This net increase consisted of a 2% unit volume decrease at Knit Products, offset by a 4% unit volume increase in both Intimates and Worldwide Legwear. The impact of recent acquisitions on unit volume changes was not significant during the quarter.

Intimates and Underwear operating income decreased 4.5% in the quarter. Excluding the impact of acquisitions and dispositions since the start of the prior year quarter, operating income increased 10.9%. The improvement in operating income performance was driven by increased unit volumes and the benefits of cost savings from the Corporation's Reshaping program. Changes in foreign currencies did not have a material impact on operating income in the quarter.

Items Affecting Comparability of the First Nine Months of Fiscal 2002 with First
--------------------------------------------------------------------------------
Nine Months of Fiscal 2001
--------------------------

There are three items affecting the comparability of the Consolidated Statements of Income and segment operating results. A description of these items follows:

Business Reshaping - The Corporation's results for the first nine months of fiscal 2002 and 2001 were affected by the Reshaping program initiated in May 2000 as follows:

- In the first nine months of fiscal 2002, the ongoing Reshaping program includes certain defined exit activities and the disposition of a number of businesses. The actions approved by the Corporation's management resulted in a pretax charge of $183 million and a reduction in net income of $111 million, or $.14 per diluted share. The $183 million pretax charge consists of a $177 million net charge for the cost of defined exit activities and a $6 million charge related to the net impact of certain planned business dispositions. The net pretax charge is recognized in the results of the operating segments as follows: Sara Lee Meats - a charge of $35 million; Sara Lee Bakery - a charge of $51 million; Beverage - a charge of $7 million; and Intimates and Underwear - a charge of $90 million. The net pretax charge is displayed in the following lines of the Consolidated Statements of Income - a $190 million charge is reflected on the "Unusual items - business dispositions and other charges" line and a $7 million credit is reflected on the "Cost of sales - product line exit costs". These actions and the related financial impacts are referred to as unusual items in this discussion of fiscal 2002 operating results.

- In the first nine months of fiscal 2001, management approved a plan to dispose of certain non-core businesses and exit a number of defined business activities. As a result, during the first nine months of 2001, the Corporation recognized the following:

          o A $332 million pretax charge related to certain defined exit activities and the disposal of a number of businesses. The $332 million charge consists of a $211 million charge related to the anticipated losses on the disposition of businesses and a $121 million charge related to the cost of certain defined exit activities. The charge reduced net income by $312 million and diluted earnings per share by $.36. The pretax charge reduced the operating income in the quarter ended in the Corporation's business segments as follows: Sara Lee Meats - a charge of $53 million; Sara Lee Bakery - a charge of $56 million; Beverage - a charge of $2 million; Household Products - a charge of $3 million; and Intimates and Underwear - a charge of $218 million. The net pretax charge is displayed in the following lines of the Consolidated Statements of Income - a $308 million charge is reflected on the "Unusual items - business dispositions and other charges" line and a $24 million charge is reflected on the "Cost of sales - product line exit costs".

          o In October 2000, the Corporation's Coach subsidiary, which was part of the Intimates and Underwear segment, completed an initial public offering of 19.5% of its common stock, resulting in a gain of $105 million in the second quarter of 2001.

          o The Corporation sold its PYA/Monarch foodservice business for a pretax gain of $1,126 million, an after-tax gain of $638 million, or $.73 per diluted share in the second quarter of fiscal 2001.

          o These actions and the related financial impacts are referred to as unusual items in this discussion of fiscal 2001 operating results.

- A complete description of the business reshaping activities from the initiation of the program is presented in Note 2 to the Consolidated Financial Statements.

- The ongoing exit activities associated with the Reshaping plan to date are intended to improve the competitive structure of the Corporation and are expected to result in savings of $230 million in 2003. Operating income was favorably impacted during the first nine month of fiscal 2002 by $63 million of cost savings associated with completed exit activities.

Adoption of New Accounting Standards - As is more completely disclosed in Note 3 to the Consolidated Financial Statements, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Basic and diluted earnings per share for the first nine months of fiscal 2001, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $1.64 and $1.58, respectively.

Acquisition of Earthgrains - Under the terms of the purchase agreement, as is more completely disclosed in Note 4 to the Consolidated Financial Statements, the Corporation acquired Earthgrains' common stock for $40.25 per share, or approximately $1.9 billion. Cash on the Earthgrains' balance sheet on the acquisition date reduced the purchase price to a net amount of approximately $1.8 billion. In addition, the Corporation assumed $755 million of Earthgrains' long-term debt. The sales and operating income of Earthgrains from the date of acquisition are $1,706 million and $104 million, respectively.

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

Operating results by business segment for the first nine months of fiscal 2002 compared with the first nine months of fiscal 2001 are as follows. These amounts include the impact of business reshaping, the adoption of new accounting standards regarding business combinations and the amortization of intangibles and the Earthgrains' acquisition.


                                                                              THIRTY-NINE WEEKS ENDED
                                                        -----------------------------------------------------------------
  (Unusual Items Allocated to Industry segments)                    Sales                          Operating Income
                                                        ------------------------------     ------------------------------
                                                        March 30,          March 31,         March 30,          March 31,
  (In millions)                                           2002               2001              2002               2001
  -------------                                         ---------          ---------         ---------          ---------
  Sara Lee Meats                                        $ 2,803             $ 2,787            $  219             $  213
  Sara Lee Bakery                                         2,173                 651                67                (63)
  Beverage                                                1,897               2,137               314                363
  Household Products                                      1,428               1,390               233                229
  Intimates and Underwear                                 4,840               5,817               354                536
                                                        -------             -------            ------             ------
     Total business segments                             13,141              12,782             1,187              1,278
  Intersegment sales                                         (8)                (77)              --                 --
                                                        -------             -------            ------             ------
  Total sales and operating
     companies income                                    13,133              12,705             1,187              1,278
  Amortization of goodwill
     and trademarks                                         --                  --                (52)              (142)
  Unallocated corporate expenses                            --                  --               (218)              (146)
  Net interest expense                                      --                  --               (162)              (149)
                                                        -------             -------            ------             ------
     Net sales and income from continuing
     operations before income taxes                     $13,133             $12,705            $  755             $  841
                                                        =======             =======            ======             ======

Consolidated Results - First Nine Months of Fiscal 2002 Compared with First Nine Months of Fiscal 2001

Continuing Operations - Consolidated net sales increased 3.4% over the year ago comparable period. Businesses acquired net of businesses sold subsequent to the start of the third quarter of the prior fiscal year increased reported sales by 7.1%. The strengthening of key foreign currencies during the nine-month period in relation to the U.S. dollar, particularly the euro, had the effect of reducing reported sales by 1.1%. Thus, on a comparable basis, excluding the impact of acquisitions, dispositions and changes in foreign currency exchange rates, sales decreased 2.6%. Comparable sales growth in Sara Lee Meats and Household Products were offset by sales declines in Bakery, Beverage and Intimates and Underwear.

In the first nine months of fiscal 2002, the gross profit margin was 38.4% as compared to 38.2% in the comparable period of the prior year. Reduced gross profit margins in the Intimates and Underwear and Household Products were offset by improved gross profit margins in Sara Lee Meats, Bakery and Beverage segments.

Selling, general and administrative (SG&A) expenses increased 8.3% over the same period last year due principally to increased spending on systems and technology development and costs associated with centralizing certain manufacturing and administrative functions. When measured as a percentage of sales, SG&A expenses were 30.0% in the first nine months of fiscal 2002 and 28.6% in the comparable period of the prior fiscal year.

Excluding unusual items, operating income (defined as pretax income before interest, intangible amortization and unallocated corporate expenses) declined 8.9% versus the comparable nine-month period of the prior year. Businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased operating income by 1.9%. The strengthening of key foreign currencies versus the U.S. dollar had the effect of reducing operating income by approximately 0.7%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income declined 10.1%. On a comparable basis, operating income declined in the Sara Lee Meats, Beverage and Intimates and Underwear segments and increased in the Bakery and Household Products segments. The lower level of operating income reflects increased levels of selling, general and administrative expenses in the period.

Net interest expense for the nine-month period increased $13 million to $162 million from $149 million in the comparable prior year period reflecting increased debt levels. The increased debt levels resulted from the Corporation's acquisition of Earthgrains in the first quarter. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, increased $72 million to $218 million in the nine-month period. This increase is primarily attributable to company wide spending on systems and information technology, increased benefit plan costs and unfavorable foreign currency comparisons with the prior year. Trademark and goodwill amortization decreased from $142 million in the first nine months of fiscal 2001 to $52 million in the current year as a result of the adoption of SFAS No. 142 as of July 1, 2001.

The effective tax rate for the first nine months decreased from 25.1% to 12.7% of pretax income from continuing operations, including unusual items in both years. Excluding the unusual items, the comparative effective tax rate fell from 21.7% to 18.0% primarily from the elimination of non-deductible goodwill, the favorable completion of certain tax audits in several foreign countries and increased earnings in certain foreign jurisdictions with lower tax rates.

Including unusual items, income from continuing operations was $659 million in the first nine months of fiscal 2002 as compared to $630 million in the comparable period of the prior year, an increase of 4.7%. Diluted earnings per share from continuing operations was $.80 in the first nine months of fiscal 2002, 11.1% higher than the $.72 recognized in fiscal year 2001. These amounts were impacted by a number of events during the first nine months and in the prior year comparable period. The following table summarizes the impact of unusual items relating to the business reshaping activities and the impact of the SFAS No. 142 adoption on income from continuing operations and diluted earnings per share ("EPS").


                                                                     THIRTY-NINE WEEKS ENDED
                                                                  -----------------------------
                                                                  March 30,           March 31,             %
(In Millions Except Per Share Data)                                  2002               2001              Change
                                                                  ---------           ---------           ------
Income from continuing operations                                   $ 659               $  630               4.7 %

Exclude gain in connection with initial public
offering, net of tax                                                  --                  (105)               NM

Exclude unusual charges relating to business reshaping,
net of tax                                                            111                  312             (64.5)
                                                                    -----               ------             -----
Income from continuing operations excluding unusual items             770                  837              (8.0)

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                              --                    85                NM
                                                                    -----               ------             -----
Income from continuing operations adjusted for
amortization change and excluding unusual items                     $ 770               $  922             (16.4)%
                                                                    =====               ======             =====

Diluted EPS - continuing operations                                 $0.80               $ 0.72              11.1 %

Exclude gain in connection with initial public offering                --                (0.12)               NM

Exclude unusual charges relating to business reshaping               0.14                 0.36             (61.1)
                                                                    -----               ------             -----
Diluted EPS - continuing operations excluding unusual items          0.94                 0.96              (2.1)

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                              --                  0.10                NM
                                                                    -----               ------             -----

Diluted EPS - continuing operations adjusted for
amortization change and excluding unusual items                     $0.94               $ 1.06             (11.3)%
                                                                    =====               ======             =====

Discontinued Operations - The first nine months of fiscal 2001 includes both $25 million of net income from the operations of the PYA/Monarch foodservice businesses and a gain of $638 million from the sale of this business. The PYA/Monarch business has been accounted for as a discontinued operation. The gain on the sale of the PYA/Monarch business added $.73 per diluted share for the first nine months of 2001.

Consolidated Net Income - Consolidated net income for the first nine months of fiscal 2002 was $659 million as compared to $1,293 million in the comparable period of the prior year, a decrease of 49.0%. Diluted earnings per share was $.80 in the first nine months of 2002 compared to $1.48 in the comparable prior year period. Both the current year and prior amounts include unusual items, including the $638 million gain on the sale of the PYA/Monarch business. Excluding unusual items, diluted net income per share dropped from $.99 in the first nine months of 2001 to $.94 in the first nine months of 2002, a decrease of 5.1%. This decrease reflects the reduction in the number of diluted shares outstanding offset by a larger reduction in net income. As previously indicated, these amounts were impacted by a number of events during the current nine-month period and the comparable prior year period. The following table summarizes the impact of unusual items relating to the business reshaping activities and the impact of the SFAS No. 142 adoption on net income and diluted EPS.

                                                          THIRTY-NINE WEEKS ENDED
                                                          -----------------------
                                                          March 30,     March 31,        %
(In Millions Except Per Share Data)                          2002          2001        Change
-----------------------------------                       ---------     ---------     ---------
Net income                                                $     659     $   1,293      (49.0) %

Exclude gain on disposal of discontinued operations,
net of tax                                                       --          (638)       NM

Exclude gain in connection with initial public
offering, net of tax                                             --          (105)       NM

Exclude unusual charges relating to business reshaping,
net of tax                                                      111           312      (64.5)
                                                          ---------     ---------     ---------

Net income excluding unusual items                              770           862      (10.7)

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                         --            85        NM
                                                          ---------     ---------     ---------
Net income adjusted for amortization change and
excluding unusual items                                   $     770     $     947      (18.7) %
                                                          =========     =========     =========

Diluted EPS                                               $    0.80     $    1.48      (45.9) %

Exclude gain on disposal of discontinued operations,
net of tax                                                       --         (0.73)       NM

Exclude gain in connection with initial public offering          --         (0.12)       NM

Exclude unusual charges relating to business reshaping         0.14          0.36      (61.1)
                                                          ---------     ---------     ---------

Diluted EPS - excluding unusual items                          0.94          0.99       (5.1)

Adjust prior year for change in accounting for
amortization of goodwill and intangibles                         --          0.10        NM
                                                          ---------     ---------     ---------

Diluted EPS - adjusted for amortization change and
excluding unusual items                                   $    0.94     $    1.09      (13.8) %
                                                          =========      ========     =========

Operating Results By Business Segment - First Nine Months of Fiscal 2002 Compared with First Nine Months of Fiscal 2001

The following discussion comparing business segment performance for the first nine months of fiscal 2002 with the first nine months of fiscal 2001 excludes the unusual items. Operating results by business segment in the first nine months of fiscal 2002 compared to fiscal 2001, excluding unusual items are as follows.

                                                                        THIRTY-NINE WEEKS ENDED
                                                          ----------------------------------------------------
                                                                   Sales                   Operating Income
(Unusual items not allocated to Industry segments)        -----------------------      -----------------------
                                                          March 30,     March 31,      March 30,     March 31,
(In millions)                                                2002          2001           2002          2001
-------------                                             ---------     ---------      ---------     ---------
Sara Lee Meats                                            $   2,803     $   2,787      $     254     $     266
Sara Lee Bakery                                               2,173           651            118            (7)
Beverage                                                      1,897         2,137            321           365
Household Products                                            1,428         1,390            233           232
Intimates and Underwear                                       4,840         5,817            444           649
                                                          ---------     ---------      ---------     ---------
  Total business segments                                    13,141        12,782          1,370         1,505
Intersegment sales                                               (8)          (77)            --            --
                                                          ---------     ---------      ---------     ---------
Total sales and operating
  companies income                                           13,133        12,705          1,370         1,505
Amortization of goodwill
  and trademarks                                                 --            --            (52)         (142)
Unallocated corporate expenses                                   --            --           (218)         (146)
Gain in connection with initial public offering                  --            --             --           105
Business dispositions and other charges                          --            --           (183)         (332)
Net interest expense                                             --            --           (162)         (149)
                                                          ---------     ---------      ---------     ---------
  Net sales and income from continuing
  operations before income taxes                          $  13,133     $  12,705      $     755     $     841
                                                          =========     =========      =========     =========

Net sales for the first nine months of fiscal 2002 in the Sara Lee Meats segment increased 0.6% compared to the prior year period. Excluding acquisitions and dispositions completed subsequent to the start of the previous fiscal year, net sales increased 2.1% while unit volumes declined 1%. The impact on sales of foreign currency changes during the period was not significant.

Operating income in Sara Lee Meats for the first nine months of 2002 declined 4.3% due to increased media advertising and promotion spending. Excluding acquisitions and dispositions completed subsequent to the start of the previous fiscal year, operating income declined 5.7%. The impact on operating income of foreign currency changes during the period was not significant.

The Corporation acquired Earthgrains in the first quarter of 2002 and consolidated the existing bakery operations with Earthgrains to create the Sara Lee Bakery Group. The consolidated results of operations of the Bakery Group include Earthgrains results from August 8, 2001. Including the Earthgrains' acquisition, reported net sales for the first nine months for 2002 increased by $1,522 million from $651 million to $2,173 million. Excluding the impact of acquisitions and divestitures, net sales declined 8.4% from the prior year period as low growth product lines were eliminated. Unit volumes declined 4% during the first nine months of 2002 again due to the elimination of low growth product lines. Excluding acquisitions, divestitures and changes in foreign currency, net sales declined by 7.7%.

Operating income in the Sara Lee Bakery segment improved by $125 million from a loss of $7 million in the prior year nine-month period to $118 million in the first nine months of fiscal 2002. Operating income improved as a result of increased gross margins due to the elimination of low profit product lines and the results of Earthgrains. Excluding the Earthgrains acquisition, other dispositions and changes in foreign currency, operating income increased from $8 million in the first nine months of fiscal 2001 to $14 million in the first nine months of fiscal 2002.

Net sales in the Beverage segment for the first nine months of 2002 declined 11.2% reflecting reduced green coffee commodity prices that led to lower consumer prices. Excluding the impact of acquisitions, net sales for the nine month period declined 11.6%. The strengthening of the U.S. dollar in relation to foreign currencies decreased reported sales for the first nine months of 2002 by 1.9%. Thus, excluding the impact of acquisitions and changes in foreign currencies, net sales declined 9.7%. Unit volumes for roasted coffee and coffee concentrates, the segment's primary business, declined 6% in the first nine months of 2002.

Operating income for the Beverage segment decreased 12.1% due to base unit volume declines, the impact of the lower commodity coffee costs and increased media advertising and promotions costs. Excluding acquisitions, operating income declined 12.7% compared to the prior year period. The strength of the U.S. dollar in the first nine months of 2002 decreased reported operating income by 1.5%. Thus, excluding the impact of foreign currencies, operating income declined 11.2%.

Net sales in the Household Products segment increased 2.8% and operating income increased 0.5%. The impact of changes in foreign currency during the quarter reduced sales by 3.5% and operating income by 1.3%. Excluding the impact of changes in foreign currencies, sales and operating income in Household Products increased 6.3% and 1.8%, respectively. Sales increased at a rate in excess of operating income because of increased spending on media advertising and promotion for new product launches and continued brand building. Unit volumes for this segment's four core categories - shoe care, body care, insecticides and air fresheners - increased 5% for the first nine months of fiscal 2002, with strength in the air freshener, body care and insecticide categories and declines in shoe care.

Intimates and Underwear net sales in the first nine months of 2002 declined 16.8% over the year ago comparable period. The prior year comparable nine-month period includes sales from certain non-core businesses that were sold. Excluding the impact of acquisitions and dispositions, sales declined 6.1%. The strength of the U.S. dollar in the first nine months of 2002 decreased net sales by 0.7%. As a result, on a comparable basis, sales decreased 5.4%. Unit volumes in this segment, excluding acquisitions and dispositions, increased 2% from the comparable prior year nine-month period. This net increase consisted of a 2% unit volume increase at both Knit Products and Intimates and a 1% increase in Worldwide Legwear. The impact of recent acquisitions on unit volume changes was not significant during the nine-month period.

Intimates and Underwear operating income decreased 31.5% for the first nine months of 2002. Excluding the impact of acquisitions and dispositions since the start of the prior year, operating income declined 18.0%. This decrease reflects the profit impact of reduced operating margins in a competitive Knit Products marketplace. The strengthening of the U.S. dollar in the first nine months of 2002 decreased operating income by 0.1%. As a result, excluding the impact of acquisitions, dispositions and changes in foreign currency, operating income declined 17.9%. Media advertising and promotion expenses decreased 17% in the first nine months of 2002. However, media advertising and promotion spending was concentrated on the largest knit product brands including Hanes and Hanes Her Way, resulting in a 70% increase in media advertising expense for these brands as compared to the prior year period.

Financial Condition

Net cash provided from operating activities from continuing operations was $930 million in the first nine months of fiscal 2002 as compared to $758 million in the comparable period of the prior year. The increase in operating cash flow in fiscal 2002 was primarily due to improved inventory management.

As of March 30, 2002, the Corporation's current liabilities exceeded current assets by $655 million. This working capital deficit results from the Corporation's emphasis on the management of trade receivables, payables and inventories, as well as the decision to finance a portion of its capital needs with short-term debt.

Net cash used in investment activities was $2,234 million in the first nine months of 2002 compared with net cash generated from investment activities of $1,072 million in the comparable period of fiscal 2001. The Corporation expended $1,823 million to fund the Earthgrains acquisition in the first quarter of fiscal 2002 and received $1,651 million from the sales of businesses in the first nine months of fiscal 2001.

Net cash from financing activities was $1,415 million during the nine months ended March 2002 as the Corporation borrowed to fund the Earthgrains acquisition. This compares to net cash of $1,499 million used in financing activities in the prior year as the Corporation used the proceeds from the Coach and PYA/Monarch business dispositions to repay debt. The Corporation has an ongoing share repurchase program in place that allows the Corporation to repurchase the Corporation's common shares at times management deems appropriate given current market valuations. The Corporation has approximately 21 million shares remaining on its current repurchase authorization.

Liquidity

Notes Payable - Notes payable increased from $101 million at June 30, 2001 to $1,250 million at March 30, 2002 to fund a portion of the Earthgrains acquisition price and for general working capital needs. The Corporation's issuance of short-term commercial paper is recorded in notes payable as the Corporation funds a large portion of its working capital commercial paper denominated in either U.S. dollars or euros.

Debt - The Corporation's total long-term debt increased $1,679 million from $3,120 million at June 30, 2001 to $4,799 million at the end of the third quarter of fiscal 2002. During the first nine months of fiscal 2002, the Corporation issued $1,355 million of floating rate and fixed rate notes that were used primarily to fund the Earthgrains acquisition and assumed $755 million of Earthgrains' previous long-term debt. During the first nine months of fiscal 2002, the Corporation repaid $476 million of previous issued long-term debt.

The $1,355 million of term debt issued during the nine month period primarily consists of $1,101 million of 6.25% fixed rate debt due in 2011 and $250 million of floating rate debt due in 2003. The Corporation's total long-term debt of $4,799 million is due to be repaid as follows: $26 million in the fourth quarter of fiscal 2002; $655 million in fiscal 2003; $1,477 million in fiscal 2004 and 2005; $439 million in fiscal 2006 and 2007 and $2,202 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

The Corporation's debt consists of 47% fixed rate debt as of March 30, 2002, as compared to 79% as of June 30, 2001. The increase in floating rate debt at March 30, 2002 versus June 30, 2001 is due to repayments of commercial paper at June 2001 with the proceeds from the Coach and PYA/Monarch business dispositions that occurred in fiscal 2001. The Corporation monitors the interest rate environments in the geographic regions it operates and modifies the components of the debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings - The Corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $2.3 billion of available credit from a group of 29 banks and lending institutions. These facilities consist of a $1.5 billion 364-day credit facility and an $800 million 5-year facility. The 364-day $1.5 billion facility expires in fiscal 2003 and allows the Corporation, at its option, to extend any borrowings under this facility for an additional year. The Corporation expects to renew this facility under similar terms and conditions. The 5-year $800 million facility expires in fiscal 2006 and based on the Corporation's credit rating, allows for an increase in the size of this facility up to $1.5 billion. At March 30, 2002, the Corporation had not borrowed under either of these facilities. Neither of these facilities mature nor terminate upon a credit rating downgrade. These facilities contain a number of covenants, including a requirement to maintain a certain interest coverage ratio.

The Corporation's credit ratings by Moody's as of March 30, 2002 were A3 for long-term debt obligations and P-2 for commercial paper. The Corporation's credit ratings by Standard & Poor's ("S&P") at March 30, 2002 were A+ for long-term debt obligations and A-1 for commercial paper. The Company's credit ratings by Fitch Rating Services were A for long-term debt obligations and F-1 for commercial paper. Changes in the Corporation's credit ratings would result in changes in the Corporation's borrowing costs. A downgrade of the Corporation's commercial paper credit rating would restrict our ability to sell commercial paper.

Leases - The Corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $105 million in fiscal 2003, $82 million in fiscal 2004, $67 million in 2005, $58 million in fiscal 2006 and $152 million thereafter. The Corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The Corporation continues to be liable for the remaining term of the lease on these properties in the event that the owner of the business in unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $22 million in fiscal 2003, $21 million in fiscal 2004, $20 million is fiscal 2005, $19 million in fiscal 2006 and $69 million thereafter.

Minority Interest - Certain subsidiaries of the Corporation have issued preferred stock that is recorded in minority interest on the Consolidated Balance Sheet. No gain or loss was recognized upon the issuance of these securities. A foreign subsidiary has issued $295 million of preferred equity securities. These securities provide a rate of return based upon the Euribor inter-bank borrowing rate. These securities are redeemable by the Corporation in 2004 in exchange for common shares of the issuer, which may then be put to the Corporation for preferred stock. In the event of this put, the Corporation's preferred stock would have a nominal value of $295 million with a dividend rate to be set based upon market factors at the time.

A domestic subsidiary has issued preferred equity securities in the amount of $250 million. These securities provide the holder with a rate of return based upon the LIBOR interest rate plus 0.425%, are redeemable in 2005, and may be called at any time by the subsidiary. The subsidiary has the option of redeeming the securities with either cash, debt or shares of common stock of the Corporation with a value of $250 million.

Kmart Bankruptcy

On January 22, 2002, Kmart Corporation ("Kmart") filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At the date of the bankruptcy filing, the carrying value of the Kmart receivable on the Corporation's balance sheet was $36.6 million. Prior to the Kmart bankruptcy filing, Sara Lee entered into agreements that allowed the Corporation to put these receivables to a third party. During the third quarter of fiscal 2002, the Corporation exercised the right to put its pre-bankruptcy petition Kmart receivables to the counter parties in the transaction and received cash equal to the carrying value of the receivable on the bankruptcy date. In fiscal 2001, the Corporation had sales to Kmart of $394 million making it the Corporation's fifth largest customer. In the first nine months of fiscal 2002, the Corporation had sales to Kmart of $277 million. The Corporation's Intimates and Underwear segment generates substantially all of these sales. The Corporation's Meats, Bakery, Beverage and Household Products segments sell products to a third party distributor (Fleming Corporation) which in turn resells product to Kmart. The Corporation has continued to sell product to

Kmart in the period after the bankruptcy filing. At this time, the Corporation cannot estimate the impact that the Kmart bankruptcy and reorganization plan will have on future revenues or profitability.

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

                                     PART II
                                     -------

                           ITEM 1 - LEGAL PROCEEDINGS
                           --------------------------

In June 2000, The Earthgrains Company ("Earthgrains") received an information request from the United States Environmental Protection Agency ("EPA") relating to Earthgrains' refrigerant handling practices and, specifically, its consistency with the requirements of 40 C.F.R. Part 82 governing ozone depleting substances. Earthgrains was acquired by the Corporation in August 2001 and now constitutes part of the Sara Lee Bakery Group. The Corporation has cooperated with the EPA with respect to the information request and is engaged in settlement discussions relating to this matter. The EPA has not made a penalty demand; however, the Corporation believes that it may be required to pay a penalty once the settlement discussions have been concluded. Although the amount of any such penalty cannot be reasonably estimated at this time, the Corporation's management believes that the ultimate amount of liability arising from this matter will not have a material adverse effect on the Corporation's consolidated results of operations, financial position or cash flows.

                           Item 5 - OTHER INFORMATION
                           --------------------------

Forward-Looking Information

From time to time, in oral statements and written reports, including this report, the Corporation discusses its expectations regarding future performance by making certain "forward-looking statements." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could impact the Corporation's ability to achieve its stated goals are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates - particularly the euro - given Sara Lee's significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee's products; (iii) adverse economic trends, including reduced consumer spending, relating in part to incidents of terrorism and the global repercussions from such incidents; (iv) Sara Lee's ability to continue to source production and conduct manufacturing and selling operations in various countries in the world due to changing political environments and the impacts on the related business environment; (v) Sara Lee's ability to successfully integrate acquisitions, particularly Earthgrains, into its existing operations and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; (vi) Sara Lee's ability to complete transactions anticipated in its business Reshaping initiative, and the ability to realize the estimated savings and productivity improvements associated with these programs; (vii) fluctuations in the cost and availability of various raw materials; (viii) the impact of foot-and-mouth viral disease in parts of Europe on the consumption of meat products in general and the cost of raw materials not affected by the disease but used in the production of food products; (ix) credit and other business risks associated with customers operating in a highly competitive retail environment; and (x) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance. In addition, the Corporation's results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the Corporation competes.

                    Item 6 - Exhibits and Reports on Form 8-K
                    -----------------------------------------

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                               Page Number or
       Exhibit                                              Incorporated herein
       Number                   Description                   by Reference to
       -------             -------------------------        -------------------

        10.1               Consulting and Retirement
                           Agreement Between Sara
                           Lee Corporation and Paul
                           J. Lustig                                 39

        12.1               Computation of Ratio of
                           Earnings to Fixed Charges                 49

        12.2               Computation of Ratio of
                           Earnings to Fixed Charges
                           and Preferred Stock Dividend
                           Requirements                              50



(b)  Reports on Form 8-K

On March 20, 2002, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission to report that on March 14, 2002 the Corporation had dismissed its independent public accountants, Arthur Andersen LLP and that, on March 18, 2002, the Corporation had retained
PricewaterhouseCoopers LLP as its new independent public accountants. No other reports on Form 8-K were filed during the quarter.

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


                                      SARA LEE CORPORATION
                                      --------------------
                                          (Registrant)





                                      By: /s/ Wayne R. Szypulski
                                          --------------------------------------
                                            Wayne R. Szypulski
                                            Senior Vice President and Controller


DATE: May 10, 2002