Form 10-K
period 2002-06-29
LEE SARA CORP
filed 2002-09-25
CIK 23666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2002

Commission file number 001-03344

Sara Lee Corporation
(Exact name of registrant as specified in its charter)

Maryland	36-2089049
(State of incorporation)	(I.R.S. Employer Identification No.)

Three First National Plaza Chicago, Illinois	60602-4260
(Adress of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (312) 726-2600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The Chicago Stock Exchange The New York Stock Exchange The Pacific Exchange Euronext Amsterdam Stock Market N.V. Euronext Paris S.A. Stock Market The Swiss Exchange The Stock Exchange (London)

Preferred Stock Purchase Rights	The Chicago Stock Exchange The New York Stock Exchange The Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

As of September 3, 2002, the aggregate market value of the voting and non-voting common equity (based upon the closing price per share of Sara Lee’s common stock on the New York Stock Exchange on such date) held by non-affiliates of the registrant was approximately $13.9 billion.

On September 3, 2002, the registrant had outstanding 780,857,515 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Stockholders for the fiscal year ended June 29, 2002 are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Company’s Proxy Statement dated September 25, 2002 are incorporated by reference into Item 5 of Part II and Items 10-13 of Part III of this Form 10-K.

PART I

Item 1. Business

Company Overview

Sara Lee Corporation (“Sara Lee,” “we,” “our” or the “Company”) is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. With headquarters in Chicago, Sara Lee has operations in 55 countries and markets products in nearly 200 nations. The Company was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985.

Sara Lee organizes its businesses into three global business segments—Food and Beverage, Intimates and Underwear, and Household Products. For financial reporting purposes, Sara Lee’s businesses are divided into five industry segments—Sara Lee Meats, Sara Lee Bakery, Beverage, Household Products and Intimates and Underwear. The Company’s products and services include fresh and frozen baked goods, processed meats, coffee and tea, beverage systems, intimate apparel, underwear, activewear, legwear and other apparel, and personal, household and shoe care products.

In August 2001, Sara Lee completed the acquisition of The Earthgrains Company, one of the largest fresh bread companies in the United States based on dollar sales with fiscal 2001 sales of approximately $2.6 billion. The acquisition, which was the largest in Sara Lee’s history with a purchase price of approximately $1.9 billion in cash plus the assumption of approximately $1.0 billion of Earthgrains’ outstanding debt, tripled the size of Sara Lee’s bakery operations. The transaction was structured as a cash tender offer for all of Earthgrains’ common stock at a price of $40.25 per share. Following the completion of the tender offer, Earthgrains was merged with a wholly-owned subsidiary of Sara Lee. Earthgrains’ operations were combined with Sara Lee’s existing bakery business to form the Sara Lee Bakery Group.

Sara Lee Food and Beverage

Food and Beverage’s primary focus is packaged meats, bakery products and coffee and tea beverages. The Sara Lee Foods business consists of packaged meats (55.5% of the business’s total sales in fiscal 2002) and baked goods (44.5% of the business’s total sales in fiscal 2002). Sara Lee Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions throughout the world, with emphasis on the United States, Europe and Mexico. Sara Lee believes it is one of the largest processed meats companies in the world. Sales are transacted through Sara Lee’s own sales force, brokers and institutional buyers.

Some of the more prominent brands in the United States within this category include Ball Park, Hillshire Farm, Jimmy Dean, Sara Lee, Best’s Kosher, Bryan, Kahn’s, State Fair and Galileo. Sara Lee’s more prominent European brands include Aoste, Justin Bridou and Cochonou in France, Stegeman in the Netherlands, and Nobre in Portugal. During fiscal 2002, media advertising for Sara Lee Meats was increased by 26% in support of key brands such as Sara Lee, Jimmy Dean, Ball Park and Hillshire Farm.

The products offered by the Sara Lee Meats business include smoked sausage, bacon, hot dogs, breakfast sausage, breakfast sandwiches, premium deli and luncheon meats, ham, turkey, and packaged lunch combinations. The ingredients—pork, turkey and beef—are purchased by Sara Lee from a variety of sources. The prices of these raw materials fluctuate, depending primarily on supply and demand. Because of the range of sources from which these raw materials are available, Sara Lee believes that it will continue to have access to adequate supplies.

Starting in fiscal 2001, Sara Lee introduced a new program for products sold in the deli counter. This program, which is called the “Red Wave” to leverage Sara Lee’s well-known red logo, presents a comprehensive selection of Sara Lee products, including newly introduced presliced deli meats and super-premium breads. As of the end of fiscal 2002, the “Red Wave” program had been introduced in more than 1,600 stores. Sara Lee also continued to role out innovative meat products in fiscal 2002, including Jimmy Dean Fresh Taste. Fast! premium, precooked breakfast goods and Hillshire Farm Ultra-Thin Deli Select meats.

Also during fiscal 2002, Sara Lee made significant changes in the structure of its U.S. Meats business, including the combination of ten distinct business units into three, the establishment of a single divisional headquarters and the creation of common order entry, manufacturing, distribution and customer service systems.

The meats business is highly competitive, with an emphasis on product quality, price, advertising and promotion, and customer service. Sara Lee’s competitors include international, national, regional and local companies.

Most of Sara Lee’s Meats operations are regulated by the U.S. Department of Agriculture, whose focus is the quality, sanitation and safety of meat products, and to a lesser extent by state and local government agencies. Sara Lee’s Meats operations in Europe and Mexico are regulated by local authorities.

Sara Lee Bakery Group produces a wide variety of fresh and frozen baked and specialty items. Its core products are bread, specialty breads, refrigerated dough, bagels, frozen and fresh pies, pound cakes, cheesecakes, danishes and specialty dessert “bites.” These products are sold through supermarkets, foodservice distributors, bakery-deli and direct channels throughout the United States, Mexico, Spain, France, Portugal and Australia. Sales are transacted through Sara Lee’s sales force and independent wholesalers and distributors. The key ingredients for these products—butter, milk, sugar, fruits, eggs and flour—are purchased from suppliers at prices that are subject to such influences as supply and demand, weather, and government price supports. Because of the number of sources from which such raw materials are generally available, Sara Lee believes it will continue to have access to adequate supplies.

In August 2001, Sara Lee completed the acquisition of The Earthgrains Company, one of the largest fresh bread companies in the United States based on dollar sales, with fiscal 2001 sales of approximately $2.6 billion. This business was combined with Sara Lee’s existing bakery operations and was renamed Sara Lee Bakery Group. The acquisition of Earthgrains, in combination with Sara Lee’s existing bakery business, created a bakery business that generated sales of $3.0 billion in fiscal 2002. Management believes the Sara Lee Bakery Group will provide significant opportunities for expanding the Sara Lee name into the fresh bakery market, particularly by utilizing Earthgrains’ direct-store delivery system to merchandise Sara Lee branded products.

Sara Lee Bakery Group’s U.S. brands include Sara Lee, Colonial, Earth Grains, IronKids, Rainbo, Heiner’s, Grandma Sycamore’s, Master, San Luis Sourdough, Redding French Bakery and Break Cake. Products are also sold in the U.S. under licensed brands, including Sunbeam, Roman Meal, Country Hearth, Sun Maid, Holsum, Taystee, Grant’s Farm, Healthy Choice, D’Italiano, Pillsbury, Mother’s, Old Home and Kern’s. Sara Lee Bakery Group’s European brands include Bimbo, Silueta, Semilla de Oro, Martínez, CroustiPâte and Madame Brioche. New products introduced by Sara Lee Bakery Group during fiscal 2002 include Ball Park hot dog buns and IronKids Crustless Bread.

In the United States, Sara Lee Bakery Group products are subject to regulation by the Food and Drug Administration, the federal agency charged with, among other things, enforcing laws pertaining to food processing, content and labeling, and to a lesser extent, by state and local government agencies.

Competition in the bakery business is strong, with a large number of participants. Sara Lee competes in these markets by offering superior quality and value, utilizing marketing strategies that are designed to reinforce and build brand recognition, and by providing superior customer service.

Sara Lee’s Beverage business includes retail and food service coffee and tea sales in major markets around the world. It has a significant presence in the United States, Brazil, the Netherlands, the United Kingdom, Belgium, France, Denmark, Hungary, Poland, Spain and Australia. While Douwe Egberts is Sara Lee’s European flagship brand, our other premium European coffee brands include Maison du Café, Marcilla, Merrild and Prima in Europe, and Café do Ponto, Pilão and Caboclo in South America. Sara Lee’s Pickwick brand is an important brand in the European tea market. Key brands within the United States include Chock full o’Nuts, Chase & Sanborn, Hills Bros and Superior. Tea brands include Hornimans, Pickwick, Sueños de Oro in Spain and the Paradise iced tea brand in the United States foodservice market.

The beverage business is very competitive with the other participants consisting primarily of other large multi-national companies. Sara Lee competes by offering its customers superior quality and value. During fiscal 2002, Sara Lee’s retail coffee market shares increased in the Company’s major European markets, including the Netherlands, Belgium, the United Kingdom, Denmark and Hungary.

Also during fiscal 2002, Sara Lee continued its successful rollout across Europe of the Senseo coffee maker. This next-generation in-home coffee machine, introduced by Douwe Egberts and Phillips Electronics, provides customers with one or two cups of superior-quality fresh coffee in less than a minute.

Sara Lee also holds a leading position in the global out-of-home coffee service business, based on unit volumes. Its Douwe Egberts Coffee Systems business provides coffee and dispensing equipment in Europe, while its Superior Coffee business provides similar products and services in the United States.

The significant cost item in the production of coffee products is the price of green coffee, which varies depending on such factors as weather (which affects the quality and quantity of available supplies), consumer demand, the political climate in the producing nations, unilateral pricing policies of producing nations, speculation on the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee’s competitors. In fiscal 2002, green coffee prices declined, which resulted in lower prices to customers. Sara Lee anticipates that green coffee prices will continue to be affected by uncertainties over the availability of future supplies. Sara Lee mitigates the effect of fluctuating green coffee prices through careful inventory management and hedging strategies.

Sara Lee’s Food and Beverage business accounted for 52.3%, 43.9% and 44.3% of Sara Lee’s consolidated revenues during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Intimates and Underwear

Sara Lee’s Intimates and Underwear business, which is one of the largest apparel businesses in the world, focuses on basic, branded “innerwear” products—intimates, underwear and legwear. Based on sales volume, Sara Lee holds leading share positions in intimate apparel, underwear and legwear in North America, Europe and several Latin American countries with a portfolio of well-known brands including Hanes, Hanes Her Way, Playtex, L’eggs, Dim, Bali, Just My Size, Wonderbra and Lovable.

Distribution channels for intimate apparel range from department and specialty stores for such premium brands as Bali to warehouse clubs and mass-merchandise outlets for some of the value-priced brands. Sales are effected through Sara Lee’s sales force. During fiscal 2002, Wal-Mart named Sara Lee its “Intimate Apparel Vendor of the Year,” based on strong sales of the Hanes Her Way brand, and “Sock Vendor of the Year,” based on the strength of Hanes.

The intimate apparel market is very competitive and manufacturers rely on their products’ brand recognition, quality and price and customer loyalty. Sara Lee competes by offering superior value, making use of low-cost sourcing, marketing activities and utilizing its megabranding strategy. The megabrands strategy entails marketing various products through common packaging, promotion and advertising. During fiscal year 2002, Sara Lee maintained its number-one position in the U.S. bra category with a 30% share based on dollar sales.

Sara Lee’s underwear business sources, manufactures and distributes men’s, women’s and children’s underwear in North America, South and Central America, Europe and the Asia-Pacific countries. These products are sold through Sara Lee’s sales force to department stores, mass merchandisers and discount chains. Principal brands in the underwear category include Champion, Hanes, Hanes Her Way and Rinbros in North America, and Abanderado, Princesa, Dim and Unno in Europe. Sara Lee believes that it is a leader in both the women’s and girls’ panties category in the United States, and in the heavily branded category of men’s and boys’ underwear in the United States, and has a leading position in men’s and boys’ underwear in Mexico, Spain and Italy, based on sales or unit volumes. Hanes Classics was recently introduced to mid-tier retailers and is now the fastest growing men’s underwear brand in the mid-tier market, with sales increases of 15% over last year.

Sara Lee’s activewear business sources, manufacturers and distributes basic fleece, T-shirts, sportshirts and other jersey products for casualwear. The activewear business consists of three divisions: Casualwear, Hanes Printables and Champion Activewear. Activewear is marketed under Sara Lee’s Hanes and Champion lines and is marketed and sold across multiple distribution channels.

The principal raw materials in this product category are cotton yarn and cotton-based textiles. Sara Lee currently purchases a significant portion of its cotton-based textiles from a domestic manufacturer under supply contracts with terms that do not exceed 90 days. There are also numerous other domestic and international sources for these products that Sara Lee can utilize for comparable raw materials.

Sara Lee sells legwear in countries throughout the world. Sara Lee is a leader in the legwear category in North America and is a leader in the hosiery category in North America and Western Europe, based on unit volumes sold. Sara Lee’s products consist of a wide variety of branded, packaged consumer products, including pantyhose, stockings, combination panty and pantyhose garments, tights, knee-highs and socks. These products are sold in the United States under such brand names as Hanes, Hanes Her Way, L’eggs, Just My Size, Champion, Donna Karan and DKNY (the last two being licensed), and abroad under such labels as Dim, Pretty Polly, Elbeo, Nur Die, Bellinda, Filodoro and Philippe Matignon.

Sara Lee hosiery and legwear products are sold by Sara Lee’s sales force in channels ranging from department and specialty stores (for premium brands such as Hanes, Donna Karan and DKNY in the United States, and Dim outside the United States), to supermarkets, warehouse clubs, discount chains and convenience stores for brands like L’eggs and some Dim products aimed at the price-conscious consumer. Legwear also is distributed through catalog sales and Sara Lee stores.

The sheer hosiery business is very competitive in both the United States and Europe and worldwide demand for sheer hosiery products has declined over the last several years. In the United States, Sara Lee’s major competitors are other hosiery companies, and the primary methods of competition are quality, value and function. In Europe, where most of Sara Lee’s competitors are small companies who compete in the unbranded sector of the market, the primary focus is on quality.

Products introduced by Sara Lee’s Intimates and Underwear business during fiscal 2002 include: barely there Body Revolution, Bali Shoulder Spa, Dim Body Touch, Hanes Beefy Silver, Hanes Her Way Invisible, Hanes Her Way Body Creations, Hanes Body Enhancers, Playtex Body Zen, Playtex Magic Feeling, Champion Double Dry sports bras and outerwear and Champion Body Balance yoga tops/pants.

Raw materials—nylon, spandex, and cotton—and manufacturing sources for the products in this category are readily available to Sara Lee.

Sara Lee’s Intimates and Underwear business accounted for 36.6%, 44.6% and 43.8% of Sara Lee’s consolidated revenues during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Household Products

Household Products is Sara Lee’s most global line of business, marketing branded consumer products in over 170 countries. The Household Products business includes Sara Lee’s leading household and personal care products as well as its Direct Selling division. Household Products is composed of four core product categories: body care items—led by the Sanex brand, and also including Duschdas, Badedas, Radox and Monsavon; air care—led by the Ambi Pur brand; shoe care—led by a worldwide line of Kiwi products; and insecticides—sold internationally under the Catch, Good Knight, Vapona and Ridsect brand names. Body care items are marketed principally in Europe as well as into the Asia-Pacific and Latin America markets, and insecticides are marketed principally in Europe and Asia. These products are sold through a variety of retail channels including supermarkets. This is a very competitive business and Sara Lee competes by offering its customers superior quality and value. Based on sales volume, at the end of fiscal 2002, Sara Lee held a number one position in the bath and shower products category in Europe, and also held leading positions in air fresheners and insecticides. Additionally, through the global Kiwi brand, Sara Lee has a leading position in the shoe care category worldwide.

Products introduced by Sara Lee’s Household Products business during fiscal 2002 include: “Energy for Body and Mind” shower gels (introduced in Germany, Italy and the United Kingdom under the Duschdas, Badedas and Radox brands, respectively), Ambi-Pur Home Fragrance, Ambi-Pur LiquiFresh Perfume Selections, Badedas Body Towels, Sanex Press Control deodorant, Sanex Body Gel, Good Knight Jumbo Coil and Bloom Outdoor Coil. In addition, Ambi Pur Car achieved strong double-digit growth as it continued to expand across Europe during fiscal 2002. Kiwi Express, supported by a successful advertising campaign, was also introduced into the U.S., transforming a shoe care market decline of five percent into a growth of three percent, and was further rolled out in Europe, Canada and Asia.

Sara Lee’s Direct Selling business, which is part of Household Products, distributes a wide range of products—cosmetics, fragrances, jewelry, toiletries, apparel and nutritional supplements—through a network of independent sales representatives to consumers in 17 countries. The Direct Selling division has an independent sales force of more than 875,000 representatives and we are one of the largest direct selling companies, based on worldwide sales. Sara Lee Direct Selling includes the Nutrimetics business in Australia, the House of Fuller business in Mexico and Argentina, the House of Sara Lee businesses in Indonesia and the Philippines, and the Avroy Shlain business in South Africa. Sara Lee also operates direct selling organizations in Japan and Uruguay.

Sara Lee’s Household Products business accounted for 11.1%, 11.5% and 11.9% of Sara Lee’s consolidated revenues during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Customers

Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more business segments, and it has developed specific approaches to working with these individual customers. Net sales to Wal-Mart Stores Inc. were $1.8 billion, or 10.5% of Sara Lee’s net sales, in fiscal 2002. The Intimates and Underwear business recognized approximately $1.2 billion of net sales to Wal-Mart Stores Inc. and the Sara Lee Meats business and Sara Lee Bakery Group were primarily responsible for the remaining $0.6 billion. Although no other single customer accounts for 10% or more of Sara Lee’s consolidated revenues, the loss of one of our major retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

Trademarks

Sara Lee is the owner of over 30,000 trademark registrations and applications in over 180 countries and believes that, as it pursues its strategy of building brands globally, its trademarks are among its most valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. Sara Lee believes that its core brands are covered by trademark registrations in most countries of the world in which Sara Lee does business, and Sara Lee has an active program to ensure that its marks and other intellectual property rights are registered, renewed, protected and maintained. Some of Sara Lee’s products are sold under brands that have been licensed from third parties. Sara Lee also owns a number of valuable patents; however, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, Sara Lee owns numerous copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

Seasonality

Within the Sara Lee Food and Beverage business, sales of hot dogs are typically higher in summer months while sales of certain other meat products are higher during the fall/winter holiday season. Bakery products, particularly pies, have a higher level of sales during the fall/winter holiday season. The Intimates and Underwear business has slightly higher sales in the first quarter of each year as result of “back-to-school” purchases. Hosiery sales are somewhat seasonal in nature with reduced demand in the summer months. In total during fiscal 2002, 24% of Sara Lee’s consolidated sales were recognized in the first quarter, 27% in the second quarter, 24% in the third quarter and 25% in the fourth quarter.

Regulations

Sara Lee’s United States Meats and Bakery operations, food products and packaging materials are subject to regulations administered by the U.S. Department of Agriculture and the Food and Drug Administration. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; and establish labeling standards and nutrition labeling requirements for food products. In addition, various states regulate our Meats and Bakery businesses by enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants and imposing their own labeling requirements on food products.

Sara Lee buys livestock, meat and poultry products and processed food ingredients from numerous sources based on factors such as price, quality and availability. Many of these products and processed food ingredients are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to U.S. Congressional and administrative review.

The food industry is highly regulated on a worldwide basis, and Sara Lee’s food operations outside of the U.S. are subject to local and national regulations that are similar in nature to those applicable to our U.S. businesses. In some cases, Sara Lee’s food products are subject to international regulatory provisions, such as those of the European Union relating to labeling, packaging, food content, pricing, marketing and advertising and related areas.

Sara Lee’s operations, like those of similar businesses, also are subject to various federal, state, and local environmental laws and regulations including the Clean Water Act, Clean Air Act, Solid Waste Disposal Act (as amended by the Resource Conservation and Recovery Act), Comprehensive Environmental Response, Compensation and Liability Act, Emergency Planning Community Right-to-Know Act, Safe Drinking Water Act, Toxic Substances Control Act, and the Federal Insecticide, Fungicide, and Rodenticide Act, and related state and local laws and regulations (collectively “Environmental Laws”). These Environmental Laws require permits for the discharge of pollutants into the air or water; impose limitations on the discharge of pollutants into the air or water; require the installation of pollution control equipment; establish standards for the treatment, storage, transportation, and disposal of solid and hazardous wastes; impose obligations to investigate and remediate contamination in certain circumstances; govern underground storage tanks; require reporting of certain information to the public; and impose other requirements intended to protect public health and the environment.

While Sara Lee expects to make capital and other expenditures in compliance with Environmental Laws, it does not anticipate that such compliance will have a material adverse effect on its consolidated results of operations, financial position or cash flows. Sara Lee has an ongoing program to monitor compliance with Environmental Laws.

Employees

Sara Lee employs approximately 154,900 employees worldwide.

Financial Information About Industry Segments

For financial reporting purposes, Sara Lee’s businesses are divided into five industry segments: Sara Lee Meats, Sara Lee Bakery, Beverage, Household Products, and Intimates and Underwear. Financial information about Sara Lee’s industry segments is incorporated herein by reference to page 66 of the Company’s 2002 Annual Report to Stockholders.

Financial Information About Foreign and Domestic Operations and Export Sales

Sara Lee’s foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee’s principal foreign subsidiary is Sara Lee/DE N.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands (“Sara Lee/DE”). Sara Lee/DE has responsibility for managing the Beverage and Household Products divisions of Sara Lee.

The foreign operations of Sara Lee’s Meats line of business are conducted primarily through Sara Lee Foods Europe B.V., Aoste Holding SNC, Imperial Meat Products N.V. and Industrias de Carnes Nobre SA, while the foreign operations of the Sara Lee Bakery Group are conducted through EuroDough S.A.S., Bimbo, S.A., Sara Lee Bakery Iberian Investments, S.L. and Sara Lee Bakery (Australia) Pty Ltd.

Beverage’s operations are conducted by a number of subsidiaries, principally European, including Sara Lee/DE, Douwe Egberts Nederland B.V., Douwe Egberts France S.N.C., Sara Lee Southern Europe, S.L., Douwe Egberts Coffee Systems Limited, Merrild Kaffe A/S, Douwe Egberts N.V., Sara Lee Hungary Kave es Tea Kft., Sara Lee Coffee & Tea (Australia) Pty Ltd., Balirny Douwe Egberts A.S. and Douwe Egberts Coffee Systems Nederland B.V.

Household Products’ operations are conducted by subsidiaries in over forty countries, principally Sara Lee/DE, Sara Lee Household & Body Care (Australia) Pty Ltd., Sara Lee Household and Body Care France S.N.C., Sara Lee (South Africa) (Pty) Ltd., Kortman Intradal B.V., A/S Blumoller, Sara Lee/DE España S.A., Sara Lee Household and Body Care U.K. (a division of Sara Lee/DE Holdings Limited), Sara Lee Household and Body Care Italy S.p.A., Sara Lee/DE Deutschland GmbH and House of Fuller S.A. de C.V.

Intimates and Underwear includes numerous foreign businesses, including Dim S.A., Playtex France S.A., the Grupo Sans and Playtex España divisions of Sara Lee/DE España S.A., Sara Lee Branded Apparel Italia S.p.A., Pretty Polly, a division of Courtaulds Textiles (Holdings) Limited, Sara Lee Personal Products GmbH, Filodoro Calze S.p.A., Sara Lee Moda Femenina S.A. de C.V., Sara Lee Knit Products Mexico S.A. de C.V., Courtaulds Textiles Limited and Playtex Limited.

The financial information about Sara Lee’s foreign and domestic operations on page 67 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Sara Lee of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 2. Properties

Sara Lee’s corporate headquarters are located in leased facilities in Chicago, Illinois. In addition, Sara Lee operates over 500 food processing and consumer product manufacturing plants, warehouses and distribution facilities, each containing more than 20,000 square feet in building area. Sara Lee or its subsidiaries own most of these facilities, and most of the leased facilities are subject to lease terms of less than ten years. Management believes that Sara Lee’s facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Sara Lee’s current business operations, and that the loss of any single facility would not have a material adverse effect on the operations or financial results of Sara Lee or any of its lines of business.

The following table identifies the locations of all Sara Lee facilities containing more than 20,000 square feet in building area by line of business.

Food and Beverage
United States facilities (34 states)	approximately 17.2 million square feet

International facilities	approximately 14.5 million square feet
Australia	Germany	Norway
Belgium	Greece	Poland
Brazil	Hungary	Portugal
Czech Republic	Italy	Spain
Denmark	Mexico	Thailand
France	The Netherlands	United Kingdom

Intimates and Underwear
United States Facilities (8 states)	approximately 14.1 million square feet

International facilities	approximately 13.7 million square feet
Argentina	Germany	Romania
Belgium	Honduras	Scotland
Brazil	Italy	Spain
Canada	Mexico	South Africa
Costa Rica	Morocco	Sri Lanka
Dominican Republic	Northern Ireland	Tunisia
El Salvador	Philippines	Turkey
France	Puerto Rico	United Kingdom

Household Products
United States facilities (2 states)	approximately 66,000 square feet

International facilities	approximately 6.4 million square feet
Australia	Indonesia	Portugal
Belgium	Italy	Spain
Brazil	Japan	South Africa
Canada	Kenya	Sri Lanka
China	Malaysia	Thailand
Czech Republic	Mexico	Uganda
Denmark	The Netherlands	United Kingdom
France	New Zealand	Uruguay
Germany	Philippines	Zambia
Hong Kong	Poland	Zimbabwe
India

Item 3. Legal Proceedings

In June 2000, The Earthgrains Company (“Earthgrains”) received an information request from the United States Environmental Protection Agency (“EPA”) relating to Earthgrains’ compliance with the requirements of 40 C.F.R. Part 82 governing ozone-depleting substances. Earthgrains was acquired by Sara Lee in August 2001 and now constitutes part of the Sara Lee Bakery Group. The Company has cooperated with the EPA with respect to the information request. The EPA has referred the results of its investigation to the Department of Justice (“DOJ”), and Sara Lee, the EPA and the DOJ currently are engaged in settlement discussions regarding this matter. Although it remains unclear whether a settlement will be reached, Sara Lee has offered to pay a stipulated penalty under certain conditions. The amount of any such penalty would depend upon a number of variables, and the terms and conditions of settlement, and cannot be reasonably estimated at this time. The Company’s management, however, believes that, whether or not the Company agrees to settle, the ultimate liability, if any, arising from this matter will not have a material adverse effect on Sara Lee’s consolidated results of operations, financial position or cash flows.

Sara Lee is a party to various pending legal proceedings and claims. Some of the proceedings and claims against Sara Lee are for alleged environmental contamination, and arise under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”). CERCLA imposes liability, regardless of fault, on certain classes of parties that are considered to be responsible for contamination at a site. Although any one party can be held responsible for all the costs of investigation and cleanup, those costs are usually allocated among parties based on a variety of factors, such as the amount of waste each contributed to the site. Although the outcome of the pending legal proceedings, including Superfund claims, cannot be determined with certainty, Sara Lee believes that the final outcomes should not have a material adverse effect on Sara Lee’s consolidated results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Sara Lee’s Common Equity and Related Stockholder Matters

Sara Lee’s securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of September 3, 2002, Sara Lee had approximately 74,500 holders of record of its common stock. Information regarding market prices and cash dividends paid on Sara Lee’s common stock during the past two fiscal years on page 67 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by reference.

The information set forth in the Company’s Proxy Statement under the heading “Equity Compensation Plan Information Table” is incorporated herein by reference.

Item 6. Selected Financial Data

Financial information for Sara Lee for the five fiscal years ended June 29, 2002 that appears on page 24 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements on pages 41 through 67 of the Company’s 2002 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” on pages 25 through 40 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” on pages 36 through 37 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated Financial Statements and related Notes to Financial Statements of Sara Lee on pages 41 through 67 of the Company’s 2002 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 14, 2002, Sara Lee dismissed its independent public accountants, Arthur Andersen LLP and, on March 18, 2002, Sara Lee retained PricewaterhouseCoopers LLP as its new independent public accountants. The change in accountants was ratified and approved by Sara Lee’s Board of Directors, upon the recommendation of the Audit Committee of the Board of Directors.

During Sara Lee’s 2000 and 2001 fiscal years, and the subsequent interim periods through March 14, 2002, there were no disagreements between Sara Lee and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports on Sara Lee’s financial statements for such periods. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during Sara Lee’s two most recent fiscal years ended June 30, 2001, or during any subsequent interim period through March 14, 2002.

The audit reports issued by Arthur Andersen LLP on Sara Lee’s consolidated financial statements as of and for the fiscal years ended July 1, 2000 and June 30, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Sara Lee provided Arthur Andersen LLP with a copy of the foregoing disclosures, and a letter from Arthur Andersen LLP confirming its agreement with these disclosures was filed as an exhibit to Sara Lee’s Current Report on Form 8-K, filed with the SEC on March 20, 2002.

During Sara Lee’s two most recent fiscal years ended June 30, 2001 and through March 14, 2002, Sara Lee did not consult with PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction or regarding any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of Sara Lee

Set forth below is certain information with respect to the current executive officers of Sara Lee. There are no family relationships between any of the executive officers listed below.

Janet E. Bergman, Age 43. Senior Vice President of Investor Relations and Corporate Affairs since March 2001. Since joining Sara Lee in 1988, Ms. Bergman has held various positions with Sara Lee, including Vice President of Investor Relations and Corporate Affairs, and Vice President and Executive Director of Investor Relations.

Barry H. Beracha, Age 60. Chief Executive Officer of Sara Lee Bakery since Sara Lee acquired The Earthgrains Company in August 2001. Prior to Sara Lee’s acquisition of Earthgrains, Mr. Beracha served as Earthgrains’ Chairman of the Board and Chief Executive Officer since March 1996, and served as a director of Earthgrains since 1993. From 1976 through March 1996, Mr. Beracha was a Vice President and Group Executive of Anheuser-Busch Companies, Inc. He serves on the board of directors of The Pepsi Bottling Group, Inc., McCormick & Co., and eCPG.net, Inc., d/b/a Transora.

Lee A. Chaden, Age 60. Senior Vice President—Human Resources since 2001. Mr. Chaden joined Sara Lee in 1991 as President of the U.S. and Westfar divisions of Playtex Apparel, Inc., which Sara Lee acquired that year. He was promoted to President and Chief Executive Officer of Sara Lee Intimates in 1994, was elected a Vice President of Sara Lee Corporation in 1995, was elected a Senior Vice President in 1998, and was promoted to Chief Executive Officer of Sara Lee Branded Apparel – Europe in 1999. Mr. Chaden also serves on the Board of Directors of Delta Galil Industries, Ltd.

William A. Geoppinger, Age 63. Executive Vice President of Sara Lee Corporation since June 2001 and Chief Executive Officer of Sara Lee Foods since 1999. Since joining Sara Lee in 1966, Mr. Geoppinger has held various positions with Sara Lee and its subsidiaries, including Senior Vice President of Sara Lee, and President and Chief Executive Officer of Hillshire Farm & Kahn’s, a subsidiary of Sara Lee.

L.M. (Theo) de Kool, Age 49. Executive Vice President and Chief Financial Officer of Sara Lee Corporation since January 2002. Mr. de Kool began his career with Sara Lee in 1990, serving as Vice President of Finance for the Household and Personal Care division of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee, from 1990 to 1993. From 1993 to 1995, he served as Chief Financial Officer of the Blokker retail chain. Mr. de Kool rejoined Sara Lee/DE in 1995 as its Chief Financial Officer and as a member of its Board of Management. De Kool was named a Vice President of Sara Lee Corporation in 1996 and a Senior Vice President of Sara Lee Corporation in 2001.

Cary D. McMillan, Age 44. Executive Vice President and a director of Sara Lee Corporation since January 2000, and Chief Executive Officer of Sara Lee Branded Apparel since October 2001. Mr. McMillan served as Chief Financial and Administrative Officer of Sara Lee from November 1999 to December 2001. From 1980 to 1999, Mr. McMillan was employed by Arthur Andersen LLP, most recently serving as the managing partner of Arthur Andersen’s Chicago office. Mr. McMillan also is a director of Hewitt Associates, Inc. and he is a member of the Boards of Trustees of The Art Institute of Chicago, the Chicago Symphony Orchestra and Window To The World Communications. He is a member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountants Society.

C. Steven McMillan, Age 56. Chairman of the Board of Sara Lee Corporation since October 2001, and President and Chief Executive Officer of Sara Lee since July 2000. Mr. McMillan served as President and Chief Operating Officer of Sara Lee from 1997 to July 2000, Executive Vice President from 1993 to 1997 and Senior Vice President from 1986 to 1993. Mr. McMillan became a director of Sara Lee in 1993. He also is a director of Bank of America Corporation, Monsanto Corporation and Pharmacia Corporation. Mr. McMillan is a member of the Advisory Boards of the Stedman Nutrition Center of the Duke University Medical School and the J.L. Kellogg Graduate School of Management at Northwestern University. He is a member of the Supervisory Board of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee. He is Vice Chairman of the Board of the Joffrey Ballet of Chicago and is a trustee of the Chicago Symphony Orchestra. Mr. McMillan is also on the Boards of Directors of Grocery Manufacturers of America, the Chicago Council on Foreign Relations, the Economic Club of Chicago, Catalyst, Inc. and the Steppenwolf Theatre Company. He is a member of The Business Council, The Business Roundtable, The Executives’ Club of Chicago and the Civic Committee of The Commercial Club of Chicago.

Frank L. Meysman, Age 50. Executive Vice President and a director of Sara Lee Corporation since 1997, and Chairman of the Board of Management of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee, since 1994. Mr. Meysman served as Senior Vice President of Sara Lee from 1994 to 1997 and Vice President from 1992 to 1994. He is a member of the Supervisory Board of VNU, a Netherlands-based publishing company, GIMV, a Belgium-based investment company, and Grontmij, a Netherlands-based engineering company.

Roderick A. Palmore, Age 50. Senior Vice President, General Counsel and Secretary of Sara Lee Corporation since 1999; Deputy General Counsel and Vice President of Sara Lee from 1996 to 1999. Prior to joining Sara Lee, Mr. Palmore was a partner of Sonnenschein, Nath & Rosenthal (law firm) in Chicago from 1993 to 1996 and a partner of Wildman, Harrold, Allen & Dixon (law firm) in Chicago from 1986 to 1993.

Wayne R. Szypulski, Age 51. Senior Vice President of Sara Lee Corporation since June 2001; Controller and Chief Accounting Officer of Sara Lee since 1993. Since joining Sara Lee in 1983, Mr. Szypulski has held various financial accounting positions with Sara Lee, including Vice President–Controller, Assistant Corporate Controller, Director-Accounting Projects, and Manager-Accounting.

Ann E. Ziegler, Age 44. Senior Vice President–Corporate Development of Sara Lee Corporation since 2000. Since joining Sara Lee in 1993, Ms. Ziegler has held various positions with Sara Lee, including Vice President–Corporate Development, and Executive Director of Corporate Development. Ms. Ziegler also serves on the Board of Directors of Delta Galil Industries, Ltd. and Unitrin Inc.

The information with respect to the directors of Sara Lee that is set forth in the Proxy Statement under the heading “Election of Directors” is incorporated herein by reference. The Company was not required to make any disclosures in its Proxy Statement concerning Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

The information set forth in the Proxy Statement under the headings “Director Compensation” and “Executive Compensation” is incorporated herein by reference; provided, however, that the Report of the Compensation and Employee Benefits Committee on Executive Compensation and the Performance Graph contained in the Proxy Statement are not incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The information set forth in the Proxy Statement under the heading “Sara Lee Stock Ownership by Certain Beneficial Owners” is incorporated herein by reference.

(b) Security ownership by management as contained in the Proxy Statement under the heading “Sara Lee Stock Ownership by Directors, Director Nominees and Executive Officers” is incorporated herein by reference.

(c) There are no arrangements known to Sara Lee, the operation of which may at a subsequent date result in a change in control of Sara Lee.

(d) The information set forth in the Proxy Statement under the heading “Equity Compensation Plan Information Table” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth in the Proxy Statement under the heading “Executive Compensation—Employment and Retirement Agreements” is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Public Accountants with respect thereto, appearing on pages 41 through 69 of the Company’s 2002 Annual Report to Stockholders are incorporated herein:

(a) 1.	Financial Statements

Reports of Independent Public Accountants

Consolidated Statements of Income—Years ended July 1, 2000, June 30, 2001 and June 29, 2002

Consolidated Balance Sheets—July 1, 2000, June 30, 2001 and June 29, 2002

Consolidated Statements of Common Stockholders’ Equity—For the period July 3, 1999 to June 29, 2002

Consolidated Statements of Cash Flows—Years ended July 1, 2000, June 30, 2001 and June 29, 2002

Notes to Financial Statements

(a) 2.	Financial Statement Schedules

The following Financial Statement Schedule, together with the Report of Independent Accountants with respect thereto, appear elsewhere in this Report and is incorporated herein by reference.

Report of Independent Accountants on Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(a) 3.	Exhibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sara Lee Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 25, 2002

SARA LEE CORPORATION

By:	/S/ RODERICK A. PALMORE
Roderick A. Palmore Senior Vice President, General Counsel And Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 25, 2002.

Signature	Title

/S/ C. STEVEN MCMILLAN C. Steven McMillan	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ CARY D. MCMILLAN Cary D. McMillan	Executive Vice President and Director

*/S/ FRANK L. MEYSMAN Frank L. Meysman	Executive Vice President and Director

/S/ L.M. (THEO) DE KOOL L.M. (Theo) de Kool	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ WAYNE R. SZYPULSKI Wayne R. Szypulski	Senior Vice President and Controller (Principal Accounting Officer)

*/S/ PAUL A. ALLAIRE Paul A. Allaire	Director

*/S/ J.T. BATTENBERG III J. T. Battenberg III	Director

*/S/ JOHN H. BRYAN John H. Bryan	Director

*/S/ CHARLES W. COKER Charles W. Coker	Director

*/S/ JAMES S. CROWN James S. Crown	Director

*/S/ WILLIE D. DAVIS Willie D. Davis	Director

*/S/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director

*/S/ JAMES L. KETELSEN James L. Ketelsen	Director

*/S/ HANS B. VAN LIEMT Hans B. Van Liemt	Director

*/S/ JOAN D. MANLEY Joan D. Manley	Director

*/S/ ROZANNE L. RIDGWAY Rozanne L. Ridgway	Director

*/S/ RICHARD L. THOMAS Richard L. Thomas	Director

*	By Roderick A. Palmore as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

By:	/s/ RODERICK A. PALMORE
Roderick A. Palmore As Attorney-in-Fact

CERTIFICATIONS

I, C. Steven McMillan, Chairman of the Board, President and Chief Executive Officer of Sara Lee Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Sara Lee Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002

By:	/s/ C. STEVEN MCMILLAN
C. Steven McMillan Chairman of the Board, President and Chief Executive Officer

I, L.M. de Kool, Executive Vice President and Chief Financial Officer of Sara Lee Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Sara Lee Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002

By:	/S/ L.M. (THEO) DE KOOL
L.M. (Theo) de Kool Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.    Exhibits

Incorporation by Reference
(3a)	1. Articles of Restatement of Charter dated April 9, 1990	Exhibit 4.1 to Registration Statement No. 33-35760 on Form S-8 dated July 6, 1990

	2. Articles Supplementary to the Charter, dated May 18, 1990	Exhibit 4.2 to Registration Statement No. 33-37575 on Form S-8 dated November 1, 1990

	3. Articles of Amendment to Charter, dated October 30, 1992	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended July 2, 1994

	4. Articles of Amendment to Charter, dated November 19, 1998	Exhibit 3(a)2 to Report on Form 10-K for Fiscal Year ended July 3, 1999

	5. Articles Supplementary to Charter, dated January 7, 1999	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	6. Articles Supplementary to Charter, dated April 28, 2000	Exhibit 4.1 to Report on Form 10-Q for quarterly period ended December 29, 2001

(3b)	Amended Bylaws, dated August 29, 2002

(4)	1. Rights Agreement, dated as of March 26, 1998 between Sara Lee Corporation and First Chicago Trust Company of New York, as rights agent.	Exhibit 4.1 to Report on Form 8-K dated May 15, 1998

2. Amendment No. 1 to Rights Agreement, dated as of June 1, 2002

	3. Form of Floating Rate Note due 2003	Exhibit 4.1 to Current Report on Form 8-K dated September 24, 2001

	4. Form of 6 ¼% Notes due 2011	Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2001

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

(10)	*1. 1981 Stock Option Plan, as amended	Exhibit 10(11) to Report on Form 10-K for Fiscal Year ended July 1, 1989

	*2. 1988 Non-Qualified Stock Option Plan, as amended	Exhibit 10(3) to Report on Form 10-K for Fiscal Year ended July 1, 1995

	*3. 1989 Incentive Stock Plan, as amended	Exhibit 10(4) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*4. Supplemental Benefit Plan, as amended and restated	Exhibit 10(5) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*5. Performance-Based Annual Incentive Plan	Appendix A to Proxy Statement dated September 20, 1995

	*6. 1995 Long-Term Incentive Stock Plan, as amended	Exhibit 10(16) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*7. 1995 Non-Employee Director Stock Plan, as amended	Exhibit 10(8) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*8. 1998 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 21, 1998

	*9. 1999 Non-Employee Director Stock Plan	Exhibit A to Proxy Statement dated September 20, 1999

Incorporation by Reference

	*10. Non-Qualified Deferred Compensation Plan for Outside Directors, as amended	Exhibit 10(19) to Report on Form 10-K for Fiscal Year ended June 27, 1998

	*11. Executive Deferred Compensation Plan	Exhibit 10(12) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*12. Second Amendment of Executive Deferred Compensation Plan	Exhibit 10(13) to Report on Form 10-K for Fiscal Year ended July 1, 2000

	*13. FY 2000-02 Long Term Performance Incentive Plan Description	Exhibit 10(14) to Report on Form 10-K for Fiscal Year ended June 30, 2001

	*14. FY 2001-03 Long Term Performance Incentive Plan Description	Exhibit 10.1 to Report on Form 10-Q for quarterly period ended September 30, 2000

	*15. Non-Qualified Estate Builder Deferred Compensation Plan	Exhibit 10(17) to Report on Form 10-K for Fiscal Year ended June 29, 1985

*16. Severance Plans For Corporate Officers, as amended

	*17. Employment Agreement, dated as of January 1, 1996, between Sara Lee Corporation and Frank L. Meysman	Exhibit 10(24) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*18. Employment Agreement, dated as of January 1, 1996, between Sara Lee/DE N.V. and Frank L. Meysman and attachments (translated from Dutch)	Exhibit 10(25) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*19. Restricted Share Unit Agreement dated as of April 29, 1998 between Sara Lee Corporation and Frank L. Meysman	Exhibit 10(27) to Report on Form 10-K for Fiscal Year ended June 27, 1998

	*20. Consulting and Retirement Agreement dated as of February 25, 2000 between Sara Lee Corporation and John H. Bryan	Exhibit 10(21) to Report on Form 10-K for Fiscal Year ended July 1, 2000.

	21. Agreement and Plan of Merger, dated as of June 29, 2001, by and among Sara Lee Corporation, SLC Acquisition Corp. and The Earthgrains Company	Exhibit 2.1 to Current Report on Form 8-K dated August 8, 2001

	*22. Form of Executive Severance Agreement for the Chief Executive Officer of Sara Lee Bakery Group	Exhibit 10.1 to Report on Form 10-Q for quarterly period ended September 29, 2001

*23. Letter Agreement regarding retirement arrangement between Sara Lee Corporation and William Geoppinger

24. Employee Option & Share Plan For Employees in the Netherlands

25. U.K. Share Savings Scheme

26. International Employee Stock Purchase Plan

27. Share 2000 Global Stock Plan

	*28. Consulting and Retirement Agreement dated as of January 30, 2002 between Sara Lee Corporation and Paul J. Lustig	Exhibit 10.1 to Report on Form 10-Q for quarterly period ended March 30, 2002

(12)	1. Computation of Ratio of Earnings to Fixed Charges

2. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

(13)	Portions of Sara Lee’s 2002 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

Incorporation by Reference

(21)	List of Subsidiaries

(23)	Consent of PricewaterhouseCoopers LLP

(24)	Powers of Attorney

(99)	1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors  of Sara Lee Corporation:

Our audit of the consolidated financial statements referred to in our report dated July 31, 2002 appearing in the 2002 Annual Report to Shareholders of Sara Lee Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the year ended June 29, 2002 listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule for the year ended June 29, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Sara Lee Corporation for the years ended June 30, 2001 and July 1, 2000, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated July 27, 2001.

/S/    PRICEWATERHOUSECOOPERS LLP
Chicago, IL
July 31, 2002

Report of Predecessor Auditor (Arthur Andersen LLP) on Financial Statement Schedule

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II – Valuation and Qualifying Accounts for the years ended July 1, 2000 and June 30, 2001.

To the Board of Directors and Management  of SARA LEE CORPORATION:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Sara Lee Corporation included in this Form 10-K, and have issued our report thereon dated July 27, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental Schedule II is the responsibility of the Corporation’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/    ARTHUR ANDERSEN LLP

Chicago, Illinois
July 27, 2001

SCHEDULE II

Sara Lee Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended July 1, 2000, June 30, 2001 and June 29, 2002
	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs (1)/Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended July 1, 2000:
Allowances for bad debts	$120	$31	$(41)	$(5)	$105
Other receivables allowances	73	69	(65)	13	90

Total	$193	$100	$(106)	$8	$195

For the Year Ended June 30, 2001:
Allowances for bad debts	$105	$27	$(25)	$(20)	$87
Other receivables allowances	90	79	(79)	(20)	70

Total	$195	$106	$(104)	$(40)	$157

For the Year Ended June 29, 2002:
Allowances for bad debts	$87	$34	$(26)	$1	$96
Other receivables allowances	70	95	(91)	6	80

Total	$157	$129	$(117)	$7	$176

(1)	Net of collections on accounts previously written off.