Form 10-Q
period 2002-09-28
LEE SARA CORP
filed 2002-11-07
CIK 23666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3344

Sara Lee Corporation
(Exact name of registrant as specified in its charter)

Maryland	36-2089049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three First National Plaza, Suite 4600, Chicago, Illinois 60602-4260
(Address of principal executive offices)
(Zip Code)

(312) 726-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

On September 28, 2002, the Registrant had 779,706,578 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

The document contains 41 pages.

SARA LEE CORPORATION AND SUBSIDIARIES

PART I

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

The consolidated financial statements for the thirteen weeks ended September 28, 2002 and September 29, 2001 and the balance sheet as of September 28, 2002 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation (“the Corporation”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 28, 2002 and the results of operations and the cash flows for the periods presented herein have been made. The condensed consolidated balance sheet as of June 29, 2002 and the consolidated statements of common stockholders’ equity for the period June 30, 2001 to June 29, 2002 have been derived from the Corporation’s audited financial statements included in our annual report on Form 10-K for the year ended June 29, 2002. The results of operations for the thirteen weeks ended September 28, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Corporation believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 29, 2002 and other financial information filed with the Securities and Exchange Commission.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at September 28, 2002 and June 29, 2002
(In millions)

	September 28,	June 29,
	2002	2002
	(Unaudited)
ASSETS
Cash and equivalents	$210	$298
Trade accounts receivable, less allowances	1,911	1,831
Inventories:
Finished goods	1,644	1,619
Work in process	390	411
Materials and supplies	461	479

	2,495	2,509
Other current assets	337	341
Net assets held for sale	6	7

Total current assets	4,959	4,986
Other non-current assets	247	192
Property, net	3,129	3,155
Trademarks and other identifiable intangibles, net	2,067	2,106
Goodwill	3,290	3,314

	$13,692	$13,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$371	$468
Accounts payable	1,171	1,321
Accrued liabilities	2,859	2,953
Current maturities of long-term debt	1,307	721

Total current liabilities	5,708	5,463
Long-term debt	3,957	4,326
Deferred income taxes	562	534
Other non-current liabilities	1,040	1,038
Minority interests in subsidiaries	634	632
ESOP convertible preferred stock	221	226
Unearned deferred compensation	(208)	(208)
Common stockholders’ equity	1,778	1,742

	$13,692	$13,753

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
For the Thirteen Weeks Ended September 28, 2002 and September 29, 2001
(In millions, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	September 28,	September 29,
	2002	2001
Net sales	$4,534	$4,248

Cost of sales	2,752	2,716
Cost of sales—product line exit costs	—	(3)
Selling, general and administrative expenses	1,366	1,218
Interest expense	67	74
Interest income	(19)	(23)
(Income from) charges for exit activities and business dispositions	(9)	4

	4,157	3,986

Income before income taxes	377	262
Income taxes	69	20

Net income	308	242
Preferred stock dividends, net of tax	2	3

Income available for common stockholders	$306	$239

Net income per common share
Basic	$0.39	$0.31

Diluted	$0.38	$0.30

Average shares outstanding
Basic	782	783

Diluted	814	816

Cash dividends per common share	$0.150	$0.145

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity
For the Period June 30, 2001 to September 28, 2002
(In millions, except per share data)

						Accumulated Other Comprehensive
		Common	Capital	Retained	Unearned	Income	Comprehensive
	Total	Stock	Surplus	Earnings	Stock	(Loss)	Income
Balances at June 30, 2001	$1,122	$8	$—	$2,635	$—	$(1,521)
Net income	242	—	—	242	—	—	$242
Translation adjustments, net of tax	5	—	—	—	—	5	5
Net unrealized gain on qualifying cash flow hedges	1	—	—	—	—	1	1

Comprehensive income							$248

Cash dividends—
Common ($0.145 per share)	(114)	—	—	(114)	—	—
ESOP convertible preferred ($1.36 per share)	(4)	—	—	(4)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	29	—	29	—	—	—
Business acquisitions	(1)	—	(1)	—	—	—
Restricted stock	4	—	4	—	—	—
Reacquired shares—repurchases	(37)	—	(37)	—	—	—
ESOP tax benefit, redemptions and other	11	—	10	1	—	—

Balances at September 29, 2001	1,258	8	5	2,760	—	(1,515)

Net income	768	—	—	768	—	—	$768
Translation adjustments, net of tax	111	—	—	—	—	111	111
Minimum pension liability, net of tax	(56)	—	—	—	—	(56)	(56)
Net unrealized loss on qualifying cash flow hedges, net of tax	(10)	—	—	—	—	(10)	(10)

Comprehensive income							$813

Cash dividends—
Common ($0.45 per share)	(353)	—	—	(353)	—	—
ESOP convertible preferred ($4.08 per share)	(13)	—	—	(13)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	80	—	80	—	—	—
Business acquisitions	1	—	1	—	—	—
Restricted stock	1	—	1	—	—	—
Tax benefit related to stock-based compensation	13	—	13	—	—	—
Reacquired shares—repurchases	(101)	—	(101)	—	—	—
Acquisition of Earthgrains’ ESOP	—	—	30	—	(30)	—
Earthgrains stock option conversion	26	—	26	—	—	—
ESOP tax benefit, redemptions and other	17	—	4	6	7	—

Balances at June 29, 2002	1,742	8	59	3,168	(23)	(1,470)
Net income	308	—	—	308	—	—	$308
Translation adjustments, net of tax	(67)	—	—	—	—	(67)	(67)
Net unrealized gain on qualifying cash flow hedges, net of tax	11	—	—	—	—	11	11

Comprehensive income							$252

Cash dividends—
Common ($0.15 per share)	(117)	—	—	(117)	—	—
ESOP convertible preferred ($1.36 per share)	(4)	—	—	(4)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	9	—	9	—	—	—
Restricted stock	10	—	10	—	—	—
Reacquired shares—repurchases	(124)	—	(85)	(39)	—	—
ESOP tax benefit, redemptions and other	10	—	7	2	1	—

Balances at September 28, 2002	$1,778	$8	$—	$3,318	$(22)	$(1,526)

Interim period balances are unaudited.
See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Thirteen Weeks Ended September 28, 2002 and September 29, 2001
(In millions)
(Unaudited)

	Thirteen Weeks Ended
	September 28,	September 29,
	2002	2001
OPERATING ACTIVITIES—
Net Income	$308	$242
Adjustments for non-cash charges included in net income:
Depreciation	122	111
Amortization of intangibles	30	18
Increase (decrease) in deferred income taxes	21	(9)
Other	27	19
Income from exit activities and business dispositions	(7)	(29)
Changes in current assets and liabilities, excluding businesses acquired and sold	(327)	(516)

Net cash from (used in) operating activities	174	(164)

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(132)	(95)
Acquisitions of businesses and investments	(10)	(1,823)
Dispositions of businesses and investments	—	23
Sales of assets	23	15
Other	4	(2)

Net cash used in investment activities	(115)	(1,882)

FINANCING ACTIVITIES—
Issuances of common stock	9	29
Purchases of common stock	(124)	(37)
Borrowings of long-term debt	1	1,238
Repayments of long-term debt	(306)	(71)
Short-term borrowings, net	397	805
Payments of dividends	(121)	(118)

Net cash (used in) from financing activities	(144)	1,846

Effect of changes in foreign exchange rates on cash	(3)	13

Decrease in cash and equivalents	(88)	(187)
Cash and equivalents at beginning of year	298	548

Cash and equivalents at end of quarter	$210	$361

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(100)	$(146)
(Increase) decrease in inventories	(4)	29
Decrease (increase) in other current assets	(1)	(16)
(Decrease) in accounts payable	(142)	(295)
(Decrease) in accrued liabilities	(80)	(88)

Changes in current assets and liabilities	$(327)	$(516)

See accompanying Notes to Consolidated Financial Statements

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    Net Income Per Share

Net income per share—basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share—diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 58.8 million shares at September 28, 2002 and 59.0 million shares at September 29, 2001 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Corporation’s outstanding stock for the thirteen-week periods ending at each of those dates.

The following is a reconciliation of net income to net income per share—basic and diluted for the thirteen weeks ended September 28, 2002 and September 29, 2001:

Computation of Net Income per Common Share
(In millions, except per share data)

	FOR THE THIRTEEN WEEKS ENDED
	September 28, 2002		September 29, 2001
	Basic	Diluted	Basic	Diluted
EARNINGS:
Net Income	$308	$308	$242	$242
Less: Dividends on Preferred Stock, net of tax benefits	(2)	—	(3)	—
Adjustment attributable to the conversion of ESOP Convertible Preferred Stock	—	—	—	(1)

Net Income Available for Common Stockholders	$306	$308	$239	$241

SHARES:
Weighted Average Shares Outstanding	782	782	783	783
Common Stock Equivalents:
Stock Options	—	3	—	5
ESOP Convertible Preferred Stock	—	24	—	25
Restricted Stock and Other	—	5	—	3

Adjusted Weighted Average Shares Outstanding	782	814	783	816

Net Income per common share	$0.39	$0.38	$0.31	$0.30

2.    Exit Activities and Business Dispositions

In May 2000, a program to reshape the business activities of the Corporation was announced (“Reshaping”). In connection with this program, the Corporation’s management approved a series of actions to exit certain defined business activities and dispose of a number of businesses. Each of these actions was to be completed within a 12-month period. Management approved these plans beginning in the second quarter of fiscal 2001, with the final series of actions approved in the second quarter of fiscal 2002. A discussion of the adjustments made to these plans in the first quarter of fiscal 2003, and the actions taken since the initiation of the Reshaping program, is as follows:

First Quarter 2003—Recognition of Exit Activities

During the first quarter of fiscal 2003, the Corporation completed a number of exit activities. The actual cost of the actions taken was less than the amount estimated and accrued in prior periods, and the adjustment recognized in the quarter increased pretax income, net income and diluted earnings per share by $9 million, $7 million and $.01 respectively. The total pretax adjustment is reflected on the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income and consists of a $6 million adjustment of employee termination benefits, a $2 million adjustment of losses on the disposal of property and equipment, and a $1 million adjustment of non-cancelable lease obligations. Approximately half of the adjustment recognized for employee termination benefits resulted from individuals leaving their positions prior to involuntary termination—as a result no severance benefits were owed to these individuals. In addition, certain involuntary terminations were not completed in accordance with the planned exit activities and the related benefit accruals were no longer required. The adjustments recognized for the disposal of property and equipment resulted from the receipt of cash proceeds which exceeded prior estimates and the adjustment related to lease obligations resulted from settling these liabilities for less than originally estimated. The effect of these completed actions has been recognized in the tables included within this note.

Status of Exit Plans and Business Dispositions

After combining the amounts recognized in fiscal 2001, fiscal 2002 and the first quarter of fiscal 2003, the Corporation’s ongoing Reshaping program has reduced pretax earnings and net income by $715 million and $594 million, respectively. Of the $715 million pretax charge, $3 million is for actions taken at the Corporate headquarters and $712 million is related to the following business segments: Intimates and Underwear—$484 million; Sara Lee Bakery—$108 million; Sara Lee Meats—$102 million; Beverage—$15 million; and Household Products—$3 million. The components of the $715 million pretax charge are as follows:

Business Dispositions

•
$346 million of the charge represents the cost recognized in connection with the disposition of 18 businesses. As of September 28, 2002, the disposition of 17 of these businesses had been completed. The final business to be disposed is a small bakery operation in China that has been closed. The Corporation is currently in discussions with its joint venture partner as to the form of disposal and will need government approval to complete this action. The carrying value of the net assets of this business is less than $1 million.

Exit of Defined Business Activities

•
$216 million of the cumulative charge is for the cost of severance and other employee benefits associated with the termination of 19,279 employees. The specific location of these employees, and the status of the planned actions as of September 28, 2002, is summarized in a table contained on page 12.

•
$61 million of the cumulative charge is for anticipated losses on the disposal of real estate and equipment at 20 owned facilities and the disposal of equipment at a number of leased facilities. The loss recognized is the difference between the estimated selling price and the carrying value of the assets held for sale. Selling prices were estimated based on offers received from third parties or third-party appraisals of real estate held for sale, as well as the Corporation’s prior experience with comparable equipment disposals. The charge relates primarily to the planned exit of Intimates and Underwear manufacturing facilities in the United States, Mexico and Europe; 3 domestic meat-processing plants; and a Beverage facility in Europe. As of September 28, 2002, all of the 20 owned facilities had been closed and 12 of the 20 had been sold. The carrying value of the property and equipment awaiting sale at September 28, 2002 is $6 million and is recorded on the “Net assets held for sale” line in the Consolidated Balance Sheet.

•
$64 million of the cumulative charge is related to certain contractual obligations that must be satisfied in connection with the exit activities approved by management. Of this amount, $52 million relates to non-cancelable lease payments on 36 leased facilities that are being exited. This charge represents the difference between the non-cancelable obligation after the facility is exited and the sublease income that is estimated to be received. As of September 28, 2002, 30 of the leased facilities had been exited. The remaining $12 million of the charge relates to certain other third party contractual obligations that must be satisfied, including settlement amounts to terminate distribution relationships and the remaining obligations due on product licensing agreements once these activities have ceased. Of the $12 million charge, $5 million remains to be paid as of September 28, 2002.

•
$19 million of the cumulative charge resulted from the decision to terminate product licensing agreements and exit related manufacturing operations. The $19 million charge was recorded in “Cost of Sales—product line exit costs” line in the Consolidated Statement of Income and consisted of a $26 million charge in fiscal 2001 and a $7 million credit in fiscal 2002 as a result of better than expected results on the disposition of inventory related to these licensing agreements. The loss recognized is the difference between the value of the inventory realized, based on the actual proceeds received, and the related carrying value.

•
$9 million of the cumulative charge relates to moving and other related expenses for employees affected by the Reshaping program. The Corporation recognized these expenses in the period the related service was rendered by third-party suppliers. Cash was expended to pay vendors in essentially the same period as the expense was recognized.

The following table summarizes the charges taken for the approved exit of business activities and the related status as of September 28, 2002:

	Exit Costs Recognized During
(In millions)	2003	2002	2001	Writedown of Assets to Net Realizable Value	Cash Payments	Accrued Exit Costs as of Sept. 28, 2002
Employee termination and other benefits	$(6)	$100	$122	$—	$(154)	$62
Expected losses on disposals of property and equipment and other related costs	(2)	26	37	(61)	—	—
Other exit costs—includes non-cancelable lease and other contractual obligations	(1)	40	25	—	(15)	49
Expected losses on disposal of inventories	—	(7)	26	(19)	—	—
Moving and other related costs	—	6	3	—	(9)	—

Total exit costs	$(9)	$165	$213	$(80)	$(178)	$111

Of the $369 million cumulative charge, $289 million requires the use of cash and $80 million is a non-cash charge. Of the $289 million of cash costs, $178 million has previously been expended and $111 million of cash expenditures are to be made in the future. The Corporation expects to fund these future cash costs from internal sources.

The following table summarizes the planned employee terminations by location and business segment, and the status of those actions as of September 28, 2002:

	Sara Lee Meats	Sara Lee Bakery Group	Beverage	Household Products	Intimates and Underwear	Corporate	As of Sept. 28, 2002
United States	926	269	—	—	1,820	20	3,035
Canada	—	—	—	—	84	—	84
Puerto Rico, Mexico and Latin America	67	—	—	—	11,812	—	11,879
Europe	88	210	91	—	2,747	—	3,136
Asia and Africa	—	381	—	48	716	—	1,145

	1,081	860	91	48	17,179	20	19,279

As of September 28, 2002:
Actions completed	908	817	80	48	16,169	20	18,042
Actions remaining	173	43	11	—	1,010	—	1,237

	1,081	860	91	48	17,179	20	19,279

3.    Derivative Reporting

As of June 29, 2002, the net accumulated derivative loss recorded in accumulated other comprehensive income was $14 million. During the three months ended September 28, 2002, $5 million of accumulated net derivative gains were deferred into Accumulated Other Comprehensive Income and $6 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the quarter, resulting in a balance in Accumulated Other Comprehensive Income at September 28, 2002 of an accumulated loss of $3 million. At September 28, 2002, the maximum maturity date of any cash flow hedge was approximately one year, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The Corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $4 million, at the time the underlying hedged transaction is realized.

Other disclosures related to hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness, and gains and losses resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts. During the quarter ended September 28, 2002, a net gain of $16 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustments account within stockholders’ equity.

4.    Segment Information

The following is a summary of sales and operating income by business segment for the thirteen weeks ended September 28, 2002 and September 29, 2001.

	THIRTEEN WEEKS ENDED
	Sales		Operating Income
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
(In millions)
Sara Lee Meats	$923	$938	$90	$68
Sara Lee Bakery	822	545	45	33
Beverage	619	614	86	96
Household Products	478	464	72	68
Intimates and Underwear	1,693	1,689	213	132

Total business segments	4,535	4,250	506	397
Intersegment sales	(1)	(2)	—	—

Total sales and operating companies income	4,534	4,248	506	397
Amortization of intangibles	—	—	(24)	(14)
Unallocated corporate expenses	—	—	(57)	(70)
Net interest expense	—	—	(48)	(51)

Net sales and income before income taxes	$4,534	$4,248	$377	$262

5.    Newly Adopted Accounting Standards

Effective June 30, 2002, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”. SFAS No. 144 does not modify the basic concept of recognizing and measuring asset impairments that the Corporation has previously used. It does, however, provide increased guidance on defining when an asset can be considered as held for sale, and the measurement of future cash flows. In addition, SFAS No. 144 significantly modifies the procedures to be used to define a discontinued operation and measure its results. The adoption of this new standard did not have a material impact on the Corporation’s financial position, results of operations or cash flows for the three months ended September 28, 2002.

6.    Issued But Not Yet Effective Accounting Standards

Accounting for Costs Associated with Exit or Disposal Activities—In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement will become effective for exit or disposal activities initiated after December 31, 2002. Under current accounting rules, a liability for exit costs is recognized at the date on which the management of the Corporation commits to a defined exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that management’s commitment to a defined exit plan does not create a present obligation to others that meets the definition of a liability. The recognition of obligations for employee severance and the exit of contractual obligations such as leases will be recognized when a defined event leaves the Corporation with little or no discretion as to its completion. These defined events include the exit of a leased facility, the contractual termination of an agreement and notifying an employee of their termination within a period of time that is generally no longer than 60 days in advance of their exit date. As a result, the period in which these events are recognized will change.

7.    Subsequent Event

On October 31, 2002, the Corporation issued $500 million of 30-year 6.125% long-term debt. The net proceeds of $494 million were used to repay short-term commercial paper obligations. As a result of this refinancing, $494 million of notes payable have been reclassified as long-term debt on the balance sheet for the period ended September 28, 2002.

8.    Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

SARA LEE CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Results of Operations
and Financial Condition

Results of Operations

The following is a discussion of the results of operations for the first quarter of fiscal 2003 compared with the first quarter fiscal 2002, and a discussion of the changes in financial condition during the first quarter of fiscal 2003.

Items Affecting Comparability of the First Quarter of Fiscal 2003 with First Quarter of Fiscal 2002

There are two significant items affecting the comparability of the Consolidated Statements of Income and segment operating results. A description of these items follows:

Business Reshaping—The Corporation’s results for the first quarter of fiscal 2003 and 2002 were affected by the Reshaping program initiated in May 2000 as follows:

•
In the first quarter of fiscal 2003, no new Reshaping projects were initiated, but the Corporation completed certain projects that were initiated in prior quarters. Reshaping actions completed during the first quarter were executed for amounts that were more favorable than previously estimated, resulting in an increase in pretax income and net income of $9 million and $7 million, respectively. The impact of these Reshaping actions increased diluted earnings per share by $.01 in the first quarter of fiscal 2003. The $9 million pretax reshaping benefit resulted from the completion of certain defined exit activities that were more favorable than estimated. These actions were reflected in the results of the Corporation’s business segments as follows: Sara Lee Meats—a credit of $1 million; Sara Lee Bakery—a credit of $1 million; Intimates and Underwear—a credit of $7 million. The $9 million pretax benefit is displayed in the Consolidated Statement of Income on the line titled “(Income from) charges for exit activities and business dispositions”. These actions and the related financial impacts are referred to as unusual items in this discussion of fiscal 2003 operating results.

•
In the first quarter of fiscal 2002, the Corporation’s management approved actions resulting in a pretax charge of $1 million and an increase in net income of $29 million, or $0.04 per diluted share. The $1 million pretax charge consists of an $8 million net charge for the cost of defined exit activities, offset by a $7 million increase in pretax income related to the net impact of certain planned business dispositions. The net pretax charge is recognized in the results of the Corporation’s business segments as follows: Sara Lee Meats—a charge of $6 million; Sara Lee Bakery—a charge of $2 million; Beverage—income of $2 million; and Intimates and Underwear—income of $5 million. The net pretax charge is displayed in the following lines of the Consolidated Statement of Income—a $4 million charge is reflected on the “(Income from) charges for exit activities and business dispositions” line and a $3 million credit is reflected on the “Cost of sales—product line exit” line. The Reshaping activities recognized in the first quarter of fiscal 2002 resulted in a $30 million tax benefit that is almost entirely related to business disposition activities. These actions and the related financial impacts are referred to as unusual items in this discussion of fiscal 2002 operating results.

•
A complete description of the Reshaping activities in the first quarter of fiscal 2003 and the cumulative activity from the initiation of the program is presented in Note 2 to the Consolidated Financial Statements.

•
The exit activities associated with the plan are intended to improve the competitive structure of the Corporation and are expected to result in savings of $206 million during fiscal 2003. The exit activities being undertaken improved operating income by approximately $47 million in the first quarter of fiscal 2003 and approximately $16 million in the first quarter of fiscal 2002. A substantial portion of these savings relates to the reduced employment level in the Corporation’s Intimates and Underwear segment where 16,169 employees have been terminated.

Acquisition of Earthgrains—In the first quarter of fiscal 2002, the Corporation acquired the outstanding common shares of The Earthgrains Company (“Earthgrains”). Under the terms of the purchase agreement, the Corporation acquired Earthgrains’ common stock for $40.25 per share, or approximately $1.9 billion. Cash on the Earthgrains balance sheet on the acquisition date reduced the purchase price to a net amount of approximately $1.8 billion. In addition, the Corporation assumed $1.0 billion of Earthgrains’ long-term debt and notes payable. The results of operations of Earthgrains have been included in the consolidated financial results of the Corporation since August 8, 2001. As a result, the first quarter of fiscal 2003 includes the consolidated financial results of Earthgrains for 38 more days than in the first quarter of fiscal 2002. The sales and operating income generated by the Earthgrains business for the first 38 days of fiscal 2003 were $283 million and $17 million, respectively.

Operating results by business segment in the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002 are as follows. These amounts include the impact of the Reshaping program and the Earthgrains acquisition.

	THIRTEEN WEEKS ENDED
(Unusual Items Allocated to Industry Segments)	Sales		Operating Income
(In millions)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Sara Lee Meats	$923	$938	$90	$68
Sara Lee Bakery	822	545	45	33
Beverage	619	614	86	96
Household Products	478	464	72	68
Intimates and Underwear	1,693	1,689	213	132

Total business segments	4,535	4,250	506	397
Intersegment sales	(1)	(2)	—	—

Total sales and operating companies income	4,534	4,248	506	397
Amortization of intangibles	—	—	(24)	(14)
Unallocated corporate expenses	—	—	(57)	(70)
Net interest expense	—	—	(48)	(51)

Net sales and income before income taxes	$4,534	$4,248	$377	$262

Consolidated Results—First Quarter of Fiscal 2003 Compared with First Quarter of Fiscal 2002

Operating Results    Consolidated net sales increased 6.7% over the year ago quarter. Businesses acquired net of businesses sold subsequent to the start of the first quarter of the prior fiscal year increased reported sales by 6.8%. The strengthening of foreign currencies, particularly the euro, in relation to the U.S. dollar, had the effect of increasing reported sales by 2.2% in the quarter. The average exchange rate of the euro, which improved 10.4% as compared to the same period of fiscal 2002, was primarily responsible for this increase. Thus, on a comparable basis (defined as sales adjusted to exclude the impact of acquisitions, dispositions and changes in foreign currency exchange rates), sales decreased 2.3%. Comparable sales growth in Household Products was offset by sales declines in Sara Lee Meats, Bakery, Beverage and Intimates and Underwear.

In the first quarter of fiscal 2003, the gross profit margin was 39.3% as compared to 36.1% in the comparable period of the prior year. Gross profit margins increased in all business segments as compared to the prior year comparable quarter except for Household Products, which was unchanged from the prior year. Benefits from the Reshaping program, lower commodity costs and improved product mix were primarily responsible for the overall improvement in the Corporation’s gross margin percentage.

Selling, general and administrative (SG&A) expenses increased 12.2% over the same quarter last year. This increase was primarily attributable to the additional 38 days of Earthgrains results in fiscal 2003. In addition, the strengthening of foreign currencies, particularly the euro, in relation to the dollar increased the level of SG&A expenses over the comparable period of the prior year. When measured as a percentage of sales, SG&A expenses were 30.1% in the first quarter of fiscal 2003 and 28.7% in the comparable period of the prior fiscal year. This increase is attributable to several factors. First, the acquisition of Earthgrains increased SG&A costs in the Bakery group to 38% of sales. Fresh bread products are delivered several times a week in the Earthgrains business and as a result the selling costs are higher than the Corporation’s other businesses. Secondly, SG&A costs in the Meats business increased as a percent of sales due to start-up costs associated with a new order management and delivery system, higher levels of product advertising, as well as costs associated with the centralization of certain operating and administrative functions. Thirdly, SG&A expenses as a percentage of sales in the Beverage business increased as a result of higher pension expense and increased advertising spending associated with the introduction of new products.

Excluding unusual items, operating income (defined as pretax income before interest, intangible amortization and unallocated corporate expenses) increased 24.8% in the first quarter of 2003 versus the comparable period of the prior year. Businesses acquired net of businesses sold subsequent to the start of the first quarter of the prior fiscal year increased operating income by 5.7%. The strengthening of key foreign currencies, particularly the euro, versus the U.S. dollar had the effect of increasing operating income by approximately 4.2%. As a result, on a comparable basis, excluding the impact of business acquisitions, dispositions and changes in foreign currency exchange rates, operating income increased 14.9%. On a comparable basis, operating income declined in the Sara Lee Bakery, Beverage and Household Products segments and increased in the Sara Lee Meats and Intimates and Underwear segments. The higher level of operating income reflects improved gross profit margins offset by increased levels of SG&A expenses in the quarter.

Net interest expense decreased $3 million to $48 million due to lower average interest rates partially offset by higher average outstanding borrowing levels in the quarter as compared to the year ago period. The increased average debt levels resulted from the debt to fund the acquisition of Earthgrains being outstanding for the full first quarter of fiscal 2003 as compared to only a portion of the first quarter of fiscal year 2002. Unallocated corporate expenses, which are costs not directly attributable to specific business segment operations, decreased $13 million to $57 million in the quarter. This decrease is primarily attributable to reduced corporate office spending, reduced levels of spending on corporate wide information technology projects and lower minority interest expense. Intangible amortization increased from $14 million in the first quarter of fiscal 2002 to $24 million in the current year’s first quarter. This increase is primarily due to amortization of the Earthgrains intangibles for the full first quarter of fiscal 2003 as compared to only the portion of the first quarter of fiscal 2002 after the acquisition date.

The effective tax rate in the quarter increased from 7.7% in last year’s first quarter to 18.2% of pretax income in the first quarter of fiscal 2003. Excluding the unusual items, the comparative effective tax rate fell from 19.0% to 18.0%. The reduction during the quarter is the result of increased earnings in certain foreign jurisdictions with lower tax rates.

Consolidated Net Income    Consolidated net income was $308 million in the first quarter of fiscal 2003 as compared to $242 million in the comparable period of the prior fiscal year, an increase of 27.7%. Diluted earnings per share was $.38 in the first quarter of fiscal 2003 compared to $.30 in the prior fiscal year quarter, an increase of 26.7%. Both of these amounts include unusual items. Excluding the unusual items, diluted earnings per share increased 42.3% from $.26 in the first quarter of fiscal 2002 to $.37 in the first quarter of fiscal 2003. This increase reflects the combination of increased sales revenue and operating margins, lower interest expense and a reduction in the number of diluted shares outstanding. As previously indicated, the quarter’s results were impacted by unusual items during the current and prior year quarter. The following table summarizes the impact of unusual items relating to the Reshaping activities on net income and diluted EPS.

	THIRTEEN WEEKS ENDED
(In millions, except per share data)	September 28, 2002	September 29, 2001	% Change
Net income in accordance with U.S. GAAP	$308	$242	27.7%
Exclude unusual items relating to Reshaping, net of tax	(7)	(29)	76.7

Net income—excluding unusual items	$301	$213	41.9%

Diluted EPS in accordance with U.S. GAAP	$0.38	$0.30	26.7%
Exclude unusual items relating to Reshaping	(0.01)	(0.04)	75.0

Diluted EPS—excluding unusual items	$0.37	$0.26	42.3%

Operating Results by Business Segment—First Quarter of Fiscal 2003 Compared with First Quarter of Fiscal 2002

The Corporation’s worldwide operations are managed based upon five business segments. The following is a description of each of the Corporation’s business segments.

•
Sara Lee Meats produces a wide variety of packaged meats with operations in the United States, Europe and Mexico. Products include hot dogs, breakfast sausages, smoked sausages, deli and lunch meats, meat snacks and hams.

•	Sara Lee Bakery produces fresh bread and refrigerated dough in the United States and Europe, and frozen desserts in the United States and Australia.

•	The Beverage segment includes retail and foodservice coffee and tea sales in major markets around the world.

•
Household Products markets household and personal care items in many countries worldwide, with an emphasis on the four core categories of body care, shoe care, air care and insecticides in Europe, North America and Asia. Products are sold to retailers and direct to the consumer.

•
Intimates and Underwear designs, manufactures and sells branded “innerwear” products such as intimate apparel, underwear, sportswear and legwear. 95% of this segment’s revenues are generated in the United States and Europe.

The following discussion comparing segment performance for the first quarter of fiscal 2003 with the first quarter of fiscal 2002 excludes the unusual items described above. Operating results by business segment in the first quarter of fiscal 2003 compared to fiscal 2002, excluding unusual items are as follows.

	THIRTEEN WEEKS ENDED
(Unusual Items Not Allocated to Industry Segments)	Sales		Operating Income
(In millions)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Sara Lee Meats	$923	$938	$89	$74
Sara Lee Bakery	822	545	44	35
Beverage	619	614	86	94
Household Products	478	464	72	68
Intimates and Underwear	1,693	1,689	206	127

Total business segments	4,535	4,250	497	398
Intersegment sales	(1)	(2)	—	—

Total sales and operating companies income	4,534	4,248	497	398
Amortization of intangibles	—	—	(24)	(14)
Unallocated corporate expenses	—	—	(57)	(70)
Exit activities and business dispositions	—	—	9	(1)
Net interest expense	—	—	(48)	(51)

Net sales and income before income taxes	$4,534	$4,248	$377	$262

Meats—Net sales in the Sara Lee Meats segment decreased 1.7% to $923 million from $938 million in the prior year quarterly period. Excluding acquisitions completed subsequent to the start of the first quarter of the previous fiscal year, net sales decreased 3.0% while unit volumes increased by 1%. The impact of foreign currency changes during the period increased net sales by 1.9%. Therefore, excluding the impact of acquisitions and changes in foreign currencies, sales in the Sara Lee Meats segment decreased 4.9%. This decrease in net sales is principally a result of lower commodity costs which allowed management to exercise certain competitive and merchandising actions used to increase unit volumes.

Operating income in Sara Lee Meats increased 21.0% in the quarter with the strengthening of the foreign currencies versus the dollar increasing operating income by 3.0%. Excluding the impact of changes in foreign currencies and acquisitions completed subsequent to the start of the first quarter of the previous fiscal year, operating income increased 17.2% as compared to the comparable quarter of the prior year. The Sara Lee Meats gross margin percentage increased from 27.4% in the first quarter of fiscal 2002 to 32.2% in the first quarter of 2003 primarily as a result of lower commodity costs, and benefits associated with the Reshaping program. The operating income gains resulting from the higher gross margins were offset in part by start-up costs associated with a new order management and delivery system, higher levels of product advertising expenditures, and costs associated with the centralization of certain operating and administrative functions.

Bakery—The Corporation acquired Earthgrains in the first quarter of fiscal 2002. The consolidated results of operations of the Bakery Group include the Earthgrains results from August 8, 2001, therefore, the first quarter of fiscal 2003 includes the consolidated financial results of Earthgrains for 38 more days than in the first quarter of fiscal 2002. Reported net sales of the Bakery Group in the first quarter of 2003 increased by $277 million from $545 million in the prior year first quarter to $822 million in the first quarter of fiscal 2003. Excluding the impact of acquisitions and divestitures, net sales declined 1.0% and unit volumes declined 2% from the prior year comparable period as a result of volume declines in both the U.S fresh bread category and frozen baked goods sold through the retail sales channel. The impact of foreign currency changes during the period increased net sales by 1.5%. Therefore, excluding acquisitions, divestitures and changes in foreign currency, net sales declined by 2.5%.

Operating income in the Sara Lee Bakery segment improved by $9 million, or 25.3%, from $35 million in the prior year first quarter period to $44 million in the first quarter of fiscal 2003. Operating income improved as a result of including a full quarter of the Earthgrains results, increased gross margins due to the acquisition of Earthgrains, partially offset by higher advertising and other SG&A expenses associated with the Earthgrains business. Excluding acquisitions and dispositions, operating income fell by $8 million, or 23.7% in the first quarter of fiscal 2003, reflecting the impact of lower sales volume in the U.S. for fresh bread and frozen bakery products sold through the retail channel and higher employee benefit expenses. The impact of changes in foreign currency exchange rates during the quarter increased operating income by 1.9%. Therefore, excluding the impact of acquisitions, dispositions, and changes in foreign currency, operating income declined 25.6%.

Beverage—Net sales in the Beverage segment increased 0.9% reflecting the impact of changes in foreign currency, particularly the euro, offset by declines in unit volumes in a competitive marketplace. Excluding the impact of acquisitions completed subsequent to the start of the first quarter of the previous fiscal year, net sales declined by 0.4%. The impact of foreign currency changes, particularly in the euro, increased reported net sales by 4.8%. Excluding acquisitions and the impact of changes in foreign currency, net sales were down 5.2% in the first quarter of fiscal 2003 compared to the prior year quarter. Unit volumes excluding acquisitions, for roasted coffee and coffee concentrates, the segment’s primary business declined 4%.

Operating income for the Beverage segment decreased 8.6%. The strengthening of foreign currencies versus the U.S. dollar increased operating income by 7.5% and the impact of acquisitions completed subsequent to the start of the first quarter of fiscal 2002 improved operating income by 1.7%. Excluding the impact of changes in foreign currencies and acquisitions, operating income declined by $17 million, or 17.8%. This decline in operating income was largely due to increased SG&A expenses associated with increased pension expense and higher levels of advertising expenditures associated with new product introductions. Higher SG&A expenses were partially offset by improved gross margins resulting from lower commodity costs.

Household Products—Net sales in the Household Products segment increased 3.1% and operating income increased 5.0%. There were no acquisitions or dispositions impacting the reported results. The impact of changes in foreign currency exchange rates increased reported sales and operating income by 2.2% and 5.9%, respectively, as the weakening of currencies in Argentina, Mexico and

South Africa were offset by gains in the European euro and the United Kingdom pound sterling. As a result, excluding the impact of changes in foreign currency exchange rates during the quarter, sales increased 0.9% and operating income declined by 0.9%. Gross margins in the Household Products segment were unchanged compared to the prior year comparable period. Advertising expenditures were up 4%. Unit volumes for this segment’s four core categories—shoe care, body care, insecticides and air care—increased 0.6% in the quarter, with unit volume declines in insecticides and shoe care offset by increases in air care and body care.

Intimates and Underwear—Net sales increased 0.3% over the year ago quarter. Excluding the impact of dispositions of certain non-core businesses, sales increased 1.1%. The impact of foreign currency exchange rate changes during the quarter, particularly the euro and United Kingdom pound sterling, increased reported sales during the quarter by 1.7%. As a result, on a comparable basis, excluding the impact of dispositions and changes in foreign currency exchange rates, sales decreased 0.6%. Unit volumes in this segment, excluding dispositions, increased 1% from the comparable prior year quarter. This net increase consisted of a 1% unit volume increase in worldwide legwear and an 8% increase in Intimates. Knit Products unit volumes were unchanged from the prior year comparable quarter.

Intimates and Underwear operating income increased 62.2% in the quarter. Excluding the impact of dispositions since the start of the prior year quarter, operating income increased 58.6%. The improvement in operating income performance was due to the following factors: improved gross margins as a result of lower raw material cotton costs and increased unit volumes; cost savings resulting from the Corporation’s Reshaping program; and favorable foreign currency exchange rate movements. The Intimates and Underwear gross margin percentage increased 3.8% from 30.6% in the first quarter of fiscal 2002 to 34.4% in the first quarter of fiscal 2003. SG&A expenses declined by $15 million, or 3.8%, primarily as a result of lower levels of advertising spending and reduced employee costs associated with the Reshaping program. The impact of changes in foreign currency exchange rates during the quarter also increased operating income by 2.5%. Therefore, excluding the impacts of dispositions and changes in foreign currency exchange rates, operating income increased 56.1%.

Financial Condition

Net cash provided from operating activities was $174 million in the first three months of fiscal 2003 as compared to cash used in operations of $164 million in the comparable period of the prior year. The increase in operating cash flow in fiscal 2003 was primarily due to improved accounts receivable and accounts payable management, supported by improved profitability of the business as compared to the prior year period.

As of September 28, 2002, the Corporation’s current liabilities exceeded current assets by $749 million. This working capital deficit results from the Corporation’s emphasis on the management of trade receivables, payables and inventories, as well as the decision to finance a portion of its capital needs with short-term debt.

Net cash used in investment activities was $115 million in the first three months of fiscal 2003 compared with net cash used in investment activities of $1,882 million in the comparable period of fiscal 2002. During the first quarter of fiscal 2002, the Corporation expended $1,823 million primarily to fund the acquisition of Earthgrains.

Net cash used in financing activities was $144 million during the three months ended September 28, 2002 as compared to cash from financing activities of $1,846 million in the prior year period. The Corporation has borrowings of long-term debt in the first quarter of fiscal 2002 of $1,238 million to fund the Earthgrains acquisition. During the first quarter of fiscal 2003, the Corporation borrowed $397 million in short-term debt to repay maturing long-term debt and fund general corporate obligations. The Corporation has an ongoing share repurchase program in place that allows the Corporation to repurchase the Corporation’s common shares at times management deems appropriate given current market valuations. During the first quarter of fiscal 2003 the Corporation repurchased common stock with a value of $124 million. The Corporation has approximately 12 million shares remaining on its current repurchase authorization.

Liquidity

Notes Payable

Notes payable decreased from $468 million at June 29, 2002 to $371 million at September 28, 2002. At September 28, 2002, the Corporation classified $494 million of short-term commercial paper as long-term debt due to the Corporation’s intent to refinance this commercial paper with a new issuance of long-term debt. Subsequent to the end of the first quarter of fiscal 2003, on October 31, 2002, the Corporation issued $500 million of long-term indebtedness. The net proceeds from this offering were $494 million and were used to repay outstanding commercial paper. The portion of the Corporation’s short-term commercial paper that is not intended to be refinanced on a long-term basis is recorded in notes payable as the Corporation funds a large portion of its working capital with commercial paper denominated in either U.S. dollars or euros.

Debt

The Corporation’s total long-term debt increased $217 million in the first quarter of fiscal 2003, from $5,047 million at June 29, 2002, to $5,264 million at September 28, 2002. During the first quarter of 2003, the Corporation did not issue any substantial amounts of long-term debt, and repaid $306 million of previously issued long-term debt. On October 31, 2002, the Corporation issued $500 million of 30-year 6.125% long-term debt. The net proceeds of $494 million were used to repay short-term commercial paper obligations. The weighted average interest rate on commercial paper outstanding on September 28, 2002 was 1.82%. As a result of this refinancing, $494 million of notes payable have been reclassified as long-term debt on the balance sheet for the period ended September 28, 2002.

The Corporation’s total long-term debt of $5,264 million is due to be repaid as follows: $416 million in the remainder of fiscal 2003; $961 million in fiscal 2004; $617 million in fiscal 2005; $436 million in fiscal 2006; $28 million in fiscal 2007; $907 million in fiscal 2008 and $1,992 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges at converting fixed-rate debt to floating, and before the impact of the issuance of long-term debt on October 31, 2002, the Corporation’s debt consists of 51% fixed-rate debt as of September 28, 2002, as compared with 53% as of June 29, 2002. The decrease in fixed-rate debt at September 28, 2002 versus June 29, 2002 is due to certain fixed rate debt instruments which were repaid with the issuance of floating rate short-term commercial paper. The Corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The Corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $2.1 billion of available credit from a group of 28 banks and lending institutions. These facilities consist of a $1.3 billion 364-day credit facility and an $800 million 5-year facility. The 364-day $1.3 billion facility expires in late fiscal 2003 and allows the Corporation, at its option, to extend any borrowings under this facility for an additional year. The Corporation expects to renew this facility under similar terms and conditions upon its maturity. The 5-year $800 million facility expires in fiscal 2006 and, based upon the Corporation’s current credit rating, allows for an increase in the size of this facility up to $1.5 billion. At September 28, 2002, the Corporation had not borrowed under either of these facilities. Neither of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. At September 28, 2002, the Corporation’s interest coverage ratio was 7.5 to 1.0.

The Corporation’s credit ratings by Moody’s as of September 28, 2002, were A3 for senior unsecured long-term debt obligations and P-2 for short-term borrowings. The Corporation’s credit ratings by Standard & Poor’s at September 28, 2002, were A+ for senior unsecured long-term debt obligations and A-1 for short-term borrowings. The Corporation’s credit ratings by Fitch Rating Services were A for senior unsecured long-term debt obligations and F-1 for short-term borrowings. Changes in the Corporation’s credit ratings would result in changes in the Corporation’s borrowing costs. A downgrade of the Corporation’s short-term credit rating would restrict our ability to sell commercial paper.

Leases

The Corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $106 million in the remainder of fiscal 2003; $111 million in fiscal 2004; $89 million in fiscal 2005; $72 million in fiscal 2006; $61 million in fiscal 2007; $56 million in fiscal 2008; and $97 million thereafter. The Corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The Corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $23 million in fiscal 2004; $22 million in fiscal 2005; $22 million in fiscal 2006; $19 million in fiscal 2007; $16 million in fiscal 2008; and $70 million thereafter.

Minority Interest

Certain subsidiaries of the Corporation have issued preferred stock that is recorded in minority interest on the Consolidated Balance Sheets. No gain or loss was recognized upon the issuance of these securities. A foreign subsidiary has issued $295 million of preferred equity securities. These securities provide a rate of return based upon the Euribor inter-bank borrowing rate. These securities are redeemable by the Corporation in fiscal 2004 in exchange for common shares of the issuer, which may then be put to the Corporation for preferred stock. In the event of this put, the Corporation’s preferred stock would have a nominal value of $295 million with a dividend rate to be set based upon market factors at the time.

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

Sale of Receivables

The Corporation has an agreement under which several of its operating units sell trade accounts receivable to a limited purpose subsidiary of the Corporation. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financial institutions, which in turn purchase and receive ownership and security interests in those receivables. At September 28, 2002 and the end of fiscal 2002 and 2001, the amount of receivables sold under the program was $250 million. The proceeds from the receivable sales were used to reduce borrowings. As collections reduce accounts receivable included in the pool, the operating units sell new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables. The proceeds from the sale of the receivables are equal to the face amount of the receivables less a discount. The discount is a floating rate that approximates short-term borrowing rates for investment grade entities. The discount is included in SG&A expenses, and represented 2.1%, 2.7%, and 5.7% of the weighted average balance of the receivables outstanding during the first quarter of fiscal 2003, fiscal 2002, and fiscal 2001, respectively. The amount of receivables sold under this program can be increased; however, if the Corporation’s credit rating falls below investment grade, additional receivable sales could not be made under this agreement.

Significant Accounting Policies and Critical Estimates

The Corporation’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Annual Report and Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Corporation are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Corporation, as well as the related footnote disclosures. The Corporation bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Corporation’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Corporation are described in the Financial Review in the Corporation’s Annual Report and Form 10-K.

Forward-looking Information

From time to time, in oral statements and written reports, the Corporation discusses its expectations regarding future performance by making certain “forward-looking statements.” These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates—particularly the euro—given Sara Lee’s significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iii) the impact of declines in equity markets on the funded status and annual expense of the Corporation’s defined benefit pension plans and the impact of such market declines on consumer spending; (iv) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries in the world due to changing business conditions, the financial condition of suppliers and political environments; (v) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; (vi) Sara Lee’s ability to realize the estimated savings and productivity improvements associated with the business Reshaping initiative; (vii) fluctuations in the cost and availability of various raw materials; (viii) the impact of various food safety issues on the consumption of meat products in the United States and parts of Europe; (ix) credit and other business risks associated with customers operating in a highly competitive retail environment; and (x) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance. In addition, the Corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the Corporation competes.

ITEM 4:    CONTROLS AND PROCEDURES

The Corporation evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended (“the Exchange Act”)) as of a date within 90 days prior to the date this quarterly report was filed (“the Evaluation Date”) to ensure that information required to be disclosed by the Corporation under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, the Corporation has concluded that its disclosure controls and procedures are effective.

Since the Evaluation Date, there have not been any significant changes in the Corporation’s internal controls or in other factors that could significantly affect such controls.

PART II

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Corporation’s 2002 Annual Meeting of Stockholders was held on October 31, 2002 in Nashville, Tennessee (“Annual Meeting”).

(b)
(i) A total of 686,669,667 votes (84% of all votes entitled to vote at the Annual Meeting) were represented at the Annual Meeting in person or by proxy. The stockholders of the Corporation were requested to elect 14 directors, and all nominees were elected as indicated by the following voting tabulation:

Name of Nominee	For	Withheld
J.T. Battenberg III	646,954,603	39,715,063
Charles W. Coker	646,436,775	40,232,892
James S. Crown	668,577,936	18,091,731
Willie D. Davis	649,682,094	36,987,573
Vernon E. Jordan, Jr.	659,087,872	27,581,794
James L. Ketelsen	667,236,974	19,432,693
Cornelis J.A. van Lede	669,268,875	17,400,682
Hans V. van Liemt	648,857,347	37,812,320
Joan D. Manley	666,779,343	19,890,324
Cary D. McMillan	671,698,925	14,970,742
C. Steven McMillan	668,098,321	18,571,345
Frank L. Meysman	672,939,331	13,730,335
Rozanne L. Ridgway	666,965,689	19,703,978
Richard L. Thomas	645,921,411	40,748,256

(c)
(i) The stockholders were requested to approve amendments to the Corporation’s 1999 Non-Employee Director Stock Plan. The amendments were approved by the stockholders, with 602,248,478 votes being cast for the proposal, 45,970,958 votes being cast against the proposal, and 9,149,801 votes abstaining.

(ii) The stockholders were requested to approve the Corporation’s 2002 Long-Term Incentive Stock Plan. The Plan was approved by the stockholders, with 506,790,485 votes being cast for the proposal, 141,538,265 votes being cast against the proposal, and 9,037,475 votes abstaining.

Item 6—Exhibits and Reports on Form 8-K

(a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number or Incorporated herein by Reference to
10.1	Employment Agreement between Sara Lee Corporation and Barry Beracha	32
12.1	Computation of Ratio of Earnings to Fixed Charges	38
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	39
99.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002	40
99.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	41

(b)    Reports on Form 8-K

On September 25, 2002, the Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K to furnish, under Item 9 of the Report, the statements under oath made by C. Steven McMillan, Chairman of the Board, President and Chief Executive Officer of the Corporation, and L.M. (Theo) de Kool, Executive Vice President and Chief Financial Officer of the Corporation, regarding facts and circumstances relating to the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002. The statements were delivered in accordance with Securities and Exchange Commission Order No. 4-460 (issued on June 27, 2002), and the published Statement of the Staff of the Securities and Exchange Commission (dated July 29, 2002).

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION (Registrant)

By:	/S/ WAYNE R. SZYPULSKI
Wayne R. Szypulski Senior Vice President and Controller (Principal Accounting Officer)

DATE: November 7, 2002

Certifications

I, C. Steven McMillan, Chairman of the Board, President and Chief Executive Officer of Sara Lee Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Sara Lee Corporation for the period ending September 28, 2002;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period presented in this quarterly report;

3.    Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ C. STEVEN MCMILLIAN
C. Steven McMillan, Chairman of the Board, President and Chief Executive Officer

I, L.M. (Theo) de Kool, Executive Vice President and Chief Financial Officer of Sara Lee Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Sara Lee Corporation for the period ending September 28, 2002;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period presented in this quarterly report;

3.    Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/    L.M. (THEO) de KOOL

L.M. (Theo) de Kool,
Executive Vice President and Chief Financial Officer