Form 10-Q
period 2002-12-28
LEE SARA CORP
filed 2003-02-07
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 December 28, 2002

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

Yes     X                No

        On December 28, 2002, the Registrant had 782,694,762 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

INDEX

PART I—

ITEM 1—FINANCIAL STATEMENTS

Preface		3

Condensed Consolidated Balance Sheets— At December 28, 2002 and June 29, 2002		4

Consolidated Statements of Income— For the thirteen and twenty-six weeks ended December 28, 2002 and December 29, 2001		5

Consolidated Statements of Common Stockholders’ Equity— For the period June 30, 2001 to December 28, 2002		6

Consolidated Statements of Cash Flows— For the twenty-six weeks ended December 28, 2002 and December 29, 2001		7

Notes to Consolidated Financial Statements		8

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION		17

ITEM 4—CONTROLS AND PROCEDURES		41

PART II—

ITEM 6— EXHIBITS AND REPORTS ON FORM 8-K		42

SIGNATURE		43

EXHIBIT 12.1	– Computation of Ratio of Earnings to Fixed Charges
EXHIBIT 12.2	– Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
EXHIBIT 99.1	– Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 99.2	– Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

PART I

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

The consolidated financial statements for the thirteen and twenty-six weeks ended December 28, 2002 and December 29, 2001 and the balance sheet as of December 28, 2002 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation (“the Corporation”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 28, 2002 and the results of operations and the cash flows for the periods presented herein have been made. The condensed consolidated balance sheet as of June 29, 2002 and the consolidated statements of common stockholders’ equity for the period June 30, 2001 to June 29, 2002 have been derived from the Corporation’s audited financial statements included in our annual report on Form 10-K for the year ended June 29, 2002. The results of operations for the thirteen and twenty-six weeks ended December 28, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at December 28, 2002 and June 29, 2002

(In millions)

	(Unaudited)
	December 28, 2002	June 29, 2002
ASSETS
Cash and equivalents	$429	$298
Trade accounts receivable, less allowances	1,913	1,831
Inventories:
Finished goods	1,649	1,619
Work in process	370	411
Materials and supplies	463	479

	2,482	2,509
Other current assets	363	341
Assets held for sale	—	7

Total current assets	5,187	4,986

Other non-current assets	271	192
Property, net	3,185	3,155
Trademarks and other identifiable intangibles, net	2,095	2,106
Goodwill	3,322	3,314

	$14,060	$13,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$111	$468
Accounts payable	1,185	1,321
Accrued liabilities	2,931	2,953
Current maturities of long-term debt	1,101	721

Total current liabilities	5,328	5,463

Long-term debt	4,276	4,326
Deferred income taxes	532	534
Other non-current liabilities	1,091	1,038
Minority interests in subsidiaries	631	632
ESOP convertible preferred stock	221	226
Unearned deferred compensation	(205)	(208)
Common stockholders’ equity	2,186	1,742

	$14,060	$13,753

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen and Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Net sales	$4,776	$4,685	$9,310	$8,933

Cost of sales	2,874	2,892	5,626	5,608
Cost of sales—product line exit costs	—	(1)	—	(4)
Selling, general and administrative expenses	1,434	1,360	2,800	2,578
(Income from) charges for exit activities and business dispositions	(3)	188	(12)	192
Interest expense	68	80	135	154
Interest income	(18)	(20)	(37)	(43)

	4,355	4,499	8,512	8,485

Income before income taxes	421	186	798	448
Income taxes	73	26	142	46

Net income	348	160	656	402
Preferred stock dividends, net of tax	2	2	5	5

Income available for common stockholders	$346	$158	$651	$397

Net income per common share
Basic	$0.44	$0.20	$0.83	$0.51

Diluted	$0.42	$0.20	$0.80	$0.49

Average shares outstanding
Basic	783	785	783	784

Diluted	818	819	816	818

Cash dividends per common share	$0.155	$0.150	$0.305	$0.295

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period June 30, 2001 to December 28, 2002

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at June 30, 2001	$1,122	$8	$—	$2,635	$—	$(1,521)

Net income	402	—	—	402	—	—	$402
Translation adjustments, net of tax	31	—	—	—	—	31	31
Net unrealized gain on qualifying cash flow hedges	(1)	—	—	—	—	(1)	(1)

Comprehensive income							$432

Cash dividends—
Common ($0.295 per share)	(231)	—	—	(231)	—	—
ESOP convertible preferred ($2.72 per share)	(9)	—	—	(9)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	57	—	57	—	—	—
Business acquisitions	(1)	—	(1)	—	—	—
Restricted stock	4	—	4	—	—	—
Reacquired shares—repurchases	(37)	—	(37)	—	—	—
ESOP tax benefit, redemptions and other	13	—	10	3	—	—

Balances at December 29, 2001	1,350	8	33	2,800	—	(1,491)

Net income	608	—	—	608	—	—	$608
Translation adjustments, net of tax	85	—	—	—	—	85	85
Minimum pension liability, net of tax	(56)	—	—	—	—	(56)	(56)
Net unrealized loss on qualifying cash flow hedges, net of tax	(8)	—	—	—	—	(8)	(8)

Comprehensive income							$629

Cash dividends—
Common ($0.30 per share)	(236)	—	—	(236)	—	—
ESOP convertible preferred ($2.72 per share)	(8)	—	—	(8)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	52	—	52	—	—	—
Business acquisitions	1	—	1	—	—	—
Restricted stock	1	—	1	—	—	—
Tax benefit related to stock-based
compensation	13	—	13	—	—	—
Reacquired shares—repurchases	(101)	—	(101)	—	—	—
Acquisition of Earthgrains' ESOP	—	—	30	—	(30)	—
Earthgrains stock option conversion	26	—	26	—	—	—
ESOP tax benefit, redemptions and other	15	—	4	4	7	—

Balances at June 29, 2002	1,742	8	59	3,168	(23)	(1,470)

Net income	656	—	—	656	—	—	$656
Translation adjustments, net of tax	83	—	—	—	—	83	83
Net unrealized gain on qualifying cash flow hedges, net of tax	7	—	—	—	—	7	7

Comprehensive income							$746

Cash dividends—
Common ($0.305 per share)	(239)	—	—	(239)	—	—
ESOP convertible preferred ($2.72 per share)	(8)	—	—	(8)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	72	—	72	—	—	—
Restricted stock	10	—	10	—	—	—
Reacquired shares—repurchases	(150)	—	(111)	(39)	—	—
ESOP tax benefit, redemptions and other	13	—	7	3	3	—

Balances at December 28, 2002	$2,186	$8	$37	$3,541	$(20)	$(1,380)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Twenty-Six Weeks Ended December 28, 2002 and December 29, 2001

(In millions)

Unaudited

	Twenty-Six Weeks Ended
	December 28, 2002	December 29, 2001
OPERATING ACTIVITIES—
Net Income	$656	$402
Adjustments for non-cash charges included in net income:
Depreciation	254	233
Amortization of intangibles	64	41
Increase (decrease) in deferred income taxes	32	(31)
Other	35	(3)
(Income) charges for exit activities and business dispositions	(11)	114
Changes in current assets and liabilities, excluding businesses acquired and sold	(159)	(140)

Net cash from operating activities	871	616

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(309)	(224)
Acquisitions of businesses and investments	(10)	(1,849)
Dispositions of businesses and investments	—	23
Sales of assets	52	61
Other	2	(25)

Net cash used in investment activities	(265)	(2,014)

FINANCING ACTIVITIES—
Issuances of common stock	72	57
Purchases of common stock	(150)	(37)
Borrowings of long-term debt	743	1,352
Repayments of long-term debt	(546)	(282)
Short-term (repayments) borrowings, net	(353)	375
Payments of dividends	(247)	(240)

Net cash (used in) from financing activities	(481)	1,225

Effect of changes in foreign exchange rates on cash	6	6

Increase (decrease) in cash and equivalents	131	(167)

Cash and equivalents at beginning of year	298	548

Cash and equivalents at end of quarter	$429	$381

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(23)	$(29)
Decrease in inventories	85	211
(Increase) decrease in other current assets	(10)	40
(Decrease) in accounts payable	(167)	(366)
(Decrease) increase in accrued liabilities	(44)	4

Changes in current assets and liabilities	$(159)	$(140)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the thirteen and twenty-six week periods ended December 28, 2002, options to purchase 28.6 million and 43.2 million shares of the Corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods. For the thirteen and twenty-six week periods ended December 29, 2001, options to purchase 30.9 million and 43.3 million shares of the Corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods.

The following is a reconciliation of net income to net income per share – basic and diluted for the thirteen and twenty-six weeks ended December 28, 2002 and December 29, 2001:

Computation of Net Income per Common Share

(In millions, except per share data)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	Dec. 28, 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001
Net income	$348	$160	$656	$402
Less dividends on preferred stock, net of tax benefit	(2)	(2)	(5)	(5)

Income available to common stockholders—basic	346	158	651	397
Adjustment for assumed conversion of ESOP shares	1	2	4	4

Income available to common stockholders—diluted	$347	$160	$655	$401

Average shares outstanding—basic	783	785	783	784
Dilutive effect of stock option and award plans	11	9	9	9
Dilutive effect of ESOP plan	24	25	24	25

Average shares outstanding—diluted	818	819	816	818

Net Income Per Common Share—Basic	$0.44	$0.20	$0.83	$0.51

Net Income Per Common Share—Diluted	$0.42	$0.20	$0.80	$0.49

        2.    Exit Activities and Business Dispositions

The reported results for the quarter and for the first six months of fiscal 2003 reflect amounts recognized in connection with the Corporation’s ongoing restructuring and business disposition activities. During the quarter, the Corporation’s management approved plans to reduce the cost structure of its Bakery operations, a description of which is provided in this note. These actions resulted in an after-tax charge of $14 million for the quarter. The Corporation completed certain restructuring and business disposition activities under its previously announced Reshaping program. These actions were completed for amounts that were less than previously estimated and accrued for in prior periods. The recognition of these completed transactions resulted in an after-tax credit of $18 million for the quarter. A description of the Reshaping program, and its status as of the end of the second quarter of fiscal 2003, is also presented in this note.

Bakery Actions

During the second quarter of fiscal 2003, the Corporation’s management approved a plan to reduce the cost structure of its Bakery business. This plan includes actions to sever 311 employees from the U.S. bakery business, exit leases and dispose of certain assets. The charge for these planned actions decreased pretax income, net income and diluted earnings per share for the quarter by $22 million, $14 million and $.02, respectively. The pretax charge of $22 million is reflected on the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statements of Income and consists of a $13 million charge for employee termination benefits, a $5 million charge for the exit of non-cancelable lease obligations, and a $4 million charge for expected losses on the disposal of leasehold improvements and equipment.

As of December 28, 2002, 153 of the employees targeted for termination had been severed, all other affected employees have been notified and the equipment targeted for disposal had been idled. All other actions associated with the charge are to be completed within a 12-month period. The net book value of the assets held for sale is less than $1 million.

The following table summarizes the charges taken for the approved exit activities and the related status as of December 28, 2002:

(In millions)	Exit Costs Recognized	Writedown of Assets to Net Realizable Value	Cash Payments	Accrued Exit Costs as of Dec. 28, 2002
Employee termination and other benefits	$13	$—	$(1)	$12
Non-cancelable lease obligations	5	—	—	5
Expected losses on disposals of property and equipment	4	(4)	—	—

Total exit costs	$22	$(4)	$(1)	$17

Of the $22 million charge, $18 million requires the use of cash and $4 million is a non-cash charge. Of the $18 million of cash costs, $1 million has previously been expended and $17 million of cash expenditures are to be made in the future. The Corporation expects to fund these future cash costs from internal sources in the next year.

Reshaping Program

In May 2000, a program to reshape the business activities of the Corporation was announced. In connection with this program, the Corporation’s management approved a series of actions to exit certain defined business activities and dispose of a number of businesses. Each of these actions was to be completed within a 12-month period. Management approved these plans beginning in the second quarter of fiscal 2001, with the final series of actions approved during the second quarter of fiscal 2002. As of the end of the second quarter of fiscal 2003, the Reshaping program has essentially been completed. A discussion of the adjustments made to these plans during the second quarter of fiscal 2003, and the actions taken since the initiation of the Reshaping program, is as follows:

Fiscal 2003 – Recognition of Exit Activities and Business Dispositions –

During the second quarter of fiscal 2003, the Corporation completed a number of exit activities. The actual cost of the actions completed was less than the amount estimated and accrued in prior periods, and the adjustment recognized in the quarter increased pretax income, net income and diluted earnings per share by $25 million, $18 million and $.02, respectively. The total pretax adjustment is reflected on the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income and consists of a $10 million adjustment of employee termination benefits, an $8 million adjustment of losses on the disposal of property and equipment, a $3 million adjustment of non-cancelable lease and other third-party obligations, and a $4 million adjustment to the loss previously recognized on the disposition of certain businesses. Actual severance benefits were lower than originally anticipated for two reasons. First, certain individuals left the Corporation prior to their involuntary termination – as a result, no severance benefits were owed to these individuals. Secondly, about 2% of the employees originally targeted for termination were not severed as planned – as a result, the related accruals were no longer required. The adjustment recognized for the disposal of property and equipment resulted primarily from the receipt of cash proceeds that exceeded prior estimates, with the remainder due to certain property and equipment not being disposed in accordance with planned actions. The adjustment for non-cancelable lease and other third party obligations resulted primarily from settling these liabilities for less than originally estimated, and the adjustment for the sale of businesses resulted from the receipt of certain contingent sales proceeds and the favorable settlement of amounts previously recognized in the financial statements. The effect of these completed actions and adjustments has been recognized in the tables included within this note.

Including the effects of the second quarter, the cumulative adjustments made for the Reshaping program during the first half of fiscal 2003 increased pretax income, net income and diluted earnings per share by $34 million, $25 million and $.03, respectively. The total pretax adjustment is reflected on the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income and consists of a $16 million adjustment of employee termination benefits, a $10 million adjustment of losses on the disposal of property and equipment, a $4 million adjustment of non-cancelable lease and other third party obligations, and a $4 million adjustment to the loss previously recognized on the disposition of certain businesses. These adjustments increased the operating companies income of the Corporation’s business segments as follows: Intimates and Underwear – $22 million; Sara Lee Meats – $8 million; and Sara Lee Bakery – $4 million.

Status of Exit Plans and Business Dispositions –

Combining the amounts recognized in fiscal 2001, fiscal 2002 and the first half of fiscal 2003, the Corporation’s ongoing Reshaping program has reduced pretax earnings and net income by $690 million and $576 million, respectively. Of the $690 million pretax charge, $3 million is for actions taken at the Corporate headquarters and $687 million is related to the following business segments: Intimates and Underwear – $469 million; Sara Lee Bakery – $105 million; Sara Lee Meats – $95 million; Beverage – $15 million; and Household Products – $3 million. The components of the $690 million pretax charge are as follows:

Business Dispositions

–	$342 million of the charge represents the cost recognized in connection with the disposition of 18 businesses. As of December 28, 2002, the disposition of 17 of these businesses had been completed. The final business to be disposed is a small bakery operation in China that has been closed. The Corporation is currently in discussions with its joint venture partner as to the form of disposal and will need government approval to complete this action. The carrying value of the net assets of this business is less than $1 million.

Exit of Defined Business Activities

–	$206 million of the cumulative charge is for the cost of severance and other employee benefits associated with the termination of 18,579 employees. The specific location of these employees is summarized in a table contained on page 13. All of these employees have been terminated and the remaining accrued liability is for severance benefits to be paid in future periods.

–	$53 million of the cumulative charge is for the losses recognized on the disposal of real estate and equipment at 17 owned facilities and the disposal of equipment at a number of leased facilities. The loss recognized is the difference between the selling price received and the carrying value of the assets held for sale. The charge relates primarily to the planned exit of Intimates and Underwear manufacturing facilities in the United States, Mexico and Europe and 3 domestic meat-processing plants. As of the end of the second quarter of fiscal 2003, all of the owned facilities have been sold.

–	$61 million of the cumulative charge is related to certain contractual obligations that must be satisfied in connection with the exit activities approved by management. Of this amount, $52 million relates to non-cancelable lease payments on 35 leased facilities that have been exited. Of the $52 million charge, $42 million remains to be paid as of December 28, 2002, and represents the difference between the remaining non-cancelable lease obligation and the anticipated sublease income. The remaining $9 million of the charge related to certain other third-party contractual obligations that must be satisfied, including settlement amounts to terminate distribution relationships and the remaining obligations due on product licensing agreements once these activities ceased. Of the $9 million charge, $2 million remains to be paid as of December 28, 2002.

–	$19 million of the cumulative charge resulted from the decision to terminate product licensing agreements and exit related manufacturing operations. The $19 million charge was recorded in the “Cost of sales – product line exit costs” line in the Consolidated Statements of Income and consisted of a $26 million charge in fiscal 2001 and a $7 million credit in fiscal 2002 as a result of better than expected results on the disposition of inventory related to these licensing agreements. All of the inventory has been disposed. The loss recognized is the difference between the value of the inventory realized, based on the actual proceeds received, and the related carrying value.

–	$9 million of the cumulative charge relates to moving and other related expenses for employees affected by the Reshaping program. The Corporation recognized these expenses in the period the related service was rendered by third-party suppliers. Cash was expended to pay vendors in essentially the same period as the expense was recognized.

The following table summarizes the charges taken for the approved exit of business activities under the Reshaping program and the related status as of December 28, 2002:

	Exit Costs Recognized During			Writedown of Assets to Net Realizable Value	Cash Payments	Accrued Exit Costs as of Dec. 28, 2002
(In millions)	2003	2002	2001
Employee termination and other benefits	$(16)	$100	$122	$—	$(165)	$41
Expected losses on disposals of property and equipment and other related costs	(10)	26	37	(53)	—	—
Other exit costs – includes non-cancelable lease and other contractual obligations	(4)	40	25	—	(17)	44
Expected losses on disposal of inventories	—	(7)	26	(19)	—	—
Moving and other related costs	—	6	3	—	(9)	—

Total exit costs	$(30)	$165	$213	$(72)	$(191)	$85

Of the $348 million cumulative charge, $276 million requires the use of cash and $72 million is a non-cash charge. Of the $276 million of cash costs, $191 million has previously been expended and $85 million of cash expenditures are to be made in the future. The Corporation expects to fund these future cash costs from internal sources.

The following table summarizes the planned employee terminations by location and business segment, and the status of those actions as of December 28, 2002:

	Sara Lee Meats	Sara Lee Bakery Group	Beverage	Household Products	Intimates and Underwear	Corporate	As of Dec. 28, 2002
United States	846	268	—	—	1,746	20	2,880
Canada	—	—	—	—	84	—	84
Puerto Rico, Mexico and Latin America	48	—	—	—	11,548	—	11,596
Europe	84	210	90	—	2,490	—	2,874
Asia and Africa	—	381	—	48	716	—	1,145

	978	859	90	48	16,584	20	18,579

As of December 28, 2002:
Actions completed	978	859	90	48	16,584	20	18,579
Actions remaining	—	—	—	—	—	—	—

	978	859	90	48	16,584	20	18,579

3.    Derivative Reporting

As of June 29, 2002, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $14 million. During the six months ended December 28, 2002, $8 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $15 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at December 28, 2002 of an accumulated loss of $7 million. At December 28, 2002, the maximum maturity date of any cash flow hedge was approximately one year, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The Corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $18 million, at the time the underlying hedged transaction is realized.

Other disclosures related to hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness, and gains and losses resulting from the disqualification of hedge accounting have been omitted due to the insignificance of these amounts. During the six months ended December 28, 2002, a net loss of $65 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustments account within stockholders’ equity.

4.    Segment Information

The following is a summary of sales and operating companies income by business segment for the thirteen and twenty-six weeks ended December 28, 2002 and December 29, 2001.

	Thirteen Weeks Ended
	Sales		Operating Companies Income
(In millions)	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Sara Lee Meats	$976	$995	$113	$73
Sara Lee Bakery	862	854	21	5
Beverage	731	683	121	116
Household Products	532	500	92	86
Intimates and Underwear	1,676	1,656	209	56

Total business segments	4,777	4,688	556	336
Intersegment sales	(1)	(3)	—	—

Total sales and operating companies income	4,776	4,685	556	336
Amortization of intangibles	—	—	(25)	(17)
General corporate expenses	—	—	(60)	(73)
Net interest expense	—	—	(50)	(60)

Net sales and income before income taxes	$4,776	$4,685	$421	$186

	Twenty-Six Weeks Ended
	Sales		Operating Companies Income
(In millions)	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Sara Lee Meats	$1,899	$1,933	$203	$141
Sara Lee Bakery	1,684	1,399	66	38
Beverage	1,350	1,297	207	212
Household Products	1,010	964	164	154
Intimates and Underwear	3,369	3,345	422	188

Total business segments	9,312	8,938	1,062	733
Intersegment sales	(2)	(5)	—	—

Total sales and operating companies income	9,310	8,933	1,062	733
Amortization of intangibles	—	—	(49)	(31)
General corporate expenses	—	—	(117)	(143)
Net interest expense	—	—	(98)	(111)

Net sales and income before income taxes	$9,310	$8,933	$798	$448

5.    Guarantees

Guarantees are contracts that contingently require the company to make payments to the guaranteed party if a specified triggering event occurs to an asset, a liability, or equity security of the guaranteed party. At December 28, 2002, the Corporation was a party to the following guarantees.

Receivable Guarantees by a Subsidiary—The Corporation has an agreement under which several of its operating units sell trade accounts receivable to a limited purpose subsidiary of the Corporation. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financial institutions, which, in turn purchase and receive ownership and security interests in those receivables. The limited purpose subsidiary has the risk of credit loss on $250 million of sold receivables and this is the maximum potential amount of future payments by the subsidiary if the receivables are valueless. The limited purpose subsidiary has recognized a reserve of $27 million on its balance sheet for the probable credit loss on the sold receivables.

Contingent Lease Obligation—The Corporation is contingently liable for leases on property operated by others. At December 28, 2002, the maximum potential amount of future payments which the Corporation could be required to make if all the current operators defaults on the rental arrangement is $185 million. Of this total, $171 million relates to a single operator (Coach Inc.) with a large number of retail store leases. Coach Inc. is contractually obligated to provide the Corporation, on an annual basis, with a standby letter of credit equal to the next year’s rental obligations. This obligation expires when the Corporation’s contingent lease obligation is substantially extinguished. An obligation is recognized on the balance sheet in those situations in which it is probable that the current operator will be unable to meet their obligation and the Corporation will be required to make the rental payments. $4 million of obligations related to various operators have been recognized on the balance sheet for these situations.

Residual Value of Leased Assets—The Corporation has provided a lessor with a residual value guarantee on certain equipment. The maximum potential amount of future payments, which the Corporation could be required to make in the event that insufficient proceeds are received on the disposition of these assets, is $54 million. At the present time, the Corporation does not believe that it is probable that the lessor will experience a loss on the disposal of this equipment and no amounts have been recognized on the consolidated balance sheet.

Debt Guarantees—The Corporation has guaranteed the payment of certain third party debt. The maximum potential amount of future payments which the Corporation could be required to make in the event that these third parties default on their debt obligations is $31 million. At the present time the Corporation does not believe that it is probable that any of these third parties will default on the amounts subject to guarantee and no amounts have been recognized on the consolidated balance sheet.

6. Issued But Not Yet Effective Accounting Standards

Following is a discussion of recently issued accounting standards that the Corporation will be required to adopt in a future period.

Accounting for Costs Associated with Exit or Disposal Activities—In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement will become effective for exit or disposal activities initiated after the end of the second quarter of fiscal 2003. Under current accounting rules, a liability for exit costs is recognized at the date on which the management of the Corporation commits to a defined exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that management’s commitment to a defined exit plan does not create a present obligation to others that meets the definition of a liability. The recognition of obligations for employee severance and the exit of contractual obligations such as leases will be recognized when a defined event leaves the Corporation with little or no discretion as to its completion. These defined events include the exit of a leased facility, the contractual termination of an agreement and notifying an employee of their termination within a period of time that is generally no longer than 60 days in advance of their exit date. As a result, the period in which these events are recognized will change.

Accounting by a Reseller for Cash Consideration Received from a Vendor – In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 02-16, “Accounting by a

Reseller for Cash Consideration Received from a Vendor” which addresses the accounting treatment for discounts, rebates, price reductions and other similar incentives which vendors offer their customers. This EITF consensus standardizes the accounting treatment for these types of arrangements by requiring that consideration received from a vendor be reflected as a reduction in the purchase price of the item, or for the reimbursement of expenses received from a vendor, be reflected as a reduction in the applicable expense item. The EITF also concluded that rebates or refunds that are earned based upon a specified level of purchases, or continued purchases over a specified period of time, should be accrued if it is probable they will be earned and can be estimated. This consensus becomes effective for the Corporation in the third quarter of fiscal 2003.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—In November 2002, the FASB issued Interpretation Number 45 that establishes accounting and disclosure requirements for company’s entering into guarantees. The disclosure provisions of this interpretation became effective in this quarter and are set out above. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31,2002. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.

Consolidation of Variable Interest Entities—In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides that the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 will be effective for the Corporation on February 1, 2003 for variable interest entities created after January 31, 2003, and on July 1, 2003 for variable interest entities created prior to February 1, 2003. The Corporation does not expect the adoption of Interpretation No. 46 to have a material impact on its fiscal 2003 consolidated financial statements.

Accounting for Stock-Based Compensation—Transition and Disclosure–In December 2002, the FASB issued Statement No. 148 that permits additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. For those companies that do not elect to change their method of accounting for stock-based employee compensation, Statement No. 148 requires increased disclosure of the pro forma impact of applying the fair value method to the reported operating results. The increased disclosure requirements will apply to company’s interim and annual financial statements beginning in the third quarter of the current fiscal year. At the present time, the Corporation does not intend to transition to the use of a fair value method of accounting for stock-based compensation. The pro forma impact of utilizing the fair value method to account for stock-based employee compensation, on an annual basis, is presented in the Corporation’s annual report to shareholders.

7. Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

SARA LEE CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Results of Operations

and Financial Condition

Results of Operations

The following is a discussion of the results of operations for the second quarter and first six months of fiscal 2003 compared with the second quarter and first six months of fiscal 2002, and a discussion of the changes in financial condition during the first six months of fiscal 2003.

Consolidated Results – Second Quarter of Fiscal 2003 Compared with Second Quarter of Fiscal 2002

Operating results by business segment in the second quarter of fiscal 2003 compared with the second quarter of fiscal 2002 are as follows:

	Thirteen Weeks Ended
	Sales		Operating Companies Income
(In millions)	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Sara Lee Meats	$976	$995	$113	$73
Sara Lee Bakery	862	854	21	5
Beverage	731	683	121	116
Household Products	532	500	92	86
Intimates and Underwear	1,676	1,656	209	56

Total business segments	4,777	4,688	556	336
Intersegment sales	(1)	(3)	—	—

Total sales and operating companies income	4,776	4,685	556	336
Amortization of intangibles	—	—	(25)	(17)
General corporate expenses	—	—	(60)	(73)
Net interest expense	—	—	(50)	(60)

Net sales and income before income taxes	$4,776	$4,685	$421	$186

The following table summarizes net sales and operating companies income performance for the second quarter of fiscal 2003 and 2002 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance – (In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$4,776	$4,685	$91	1.9%

Significant items impacting net sales—Increase / (Decrease) from:
Changes in foreign currency exchange rates	$118	$—	$118
Acquisitions/dispositions	10	5	5

Total significant items	$128	$5	$123

Operating companies income	$556	$336	$220	65.5%

Significant items impacting operating companies income— Increase / (Decrease) from:
Changes in foreign currency exchange rates	$21	$—	$21
Exit activities and business dispositions	3	(187)	190
Acquisitions/dispositions	1	(2)	3

Total significant items	$25	$(189)	$214

Significant Items – There are three significant items that affect the Corporation’s results of operations. The following is a discussion of these items.

Impact of Changes in Foreign Currency Exchange Rates – The Corporation maintains operations in nearly 200 nations and changes in foreign currency exchange rates between the local currency in these nations and the U.S. dollar impact the Corporation’s reported sales and operating companies income. In the second quarter of fiscal 2003, changes in foreign currency exchange rates increased sales in the quarter by $118 million, or 2.5%, and increased operating companies income in the quarter by $21 million, or 4.0%.

Exit Activities and Business Dispositions – The Corporation recognized certain exit activities and business dispositions which affect the comparability of the Consolidated Statements of Income and segment operating results for the second quarter of fiscal 2003 and 2002 as follows:

–	In the second quarter of fiscal 2003, the Corporation recognized costs for certain exit activities in the Bakery segment and completed certain exit activities and business dispositions that were initiated in prior quarters for amounts more favorable than originally estimated. The net impact of these exit activities and business dispositions was to increase pretax income and net income during the second quarter of fiscal 2003 by $3 million and $4 million, respectively, which did not impact diluted earnings per share. In the second quarter, the Corporation’s management approved actions to reorganize certain administrative and manufacturing processes in the Bakery segment which include costs to sever 311 employees, exit certain leased facilities and dispose of specific assets. These actions in the Bakery segment resulted in a pretax and after-tax charge of $22 million and $14 million, respectively – or $0.02 per diluted share. The Corporation completed certain previously announced exit activities and business dispositions for amounts that were more favorable than originally estimated. The previously announced exit activities and business dispositions that were completed resulted in an increase in pretax income and net income of $25 million and $18 million, respectively – or $0.02 of diluted earnings per share. The net $3 million pretax benefit during the quarter is displayed in the Consolidated Statement of Income on the line titled “(Income from) charges for exit activities and business dispositions”. The net pretax benefit from these actions was reflected in the results of the Corporation’s business segments as follows: Sara Lee Meats – a credit of $7 million; Sara Lee Bakery – a charge of $19 million; Intimates and Underwear – a credit of $15 million.

–	In the second quarter of fiscal 2002, the Corporation’s management approved certain defined exit activities and business dispositions that resulted in a charge to pretax income and net income of $187 million and $143 million, respectively – or $0.17 per diluted share. The $187 million pretax charge consists of a $174 million net charge for the cost of certain defined exit activities and a $13 million charge related to the net impact of certain planned business dispositions. The net pretax charge is displayed in the following lines of the Consolidated Statement of Income – a $188 million charge is reflected on the “(Income from) charges for exit activities and business dispositions” line and a $1 million credit is reflected on the “Cost of sales – product line exit costs” line. The net pretax charge is recognized in the results of the Corporation’s business segments as follows: Sara Lee Meats – a charge of $29 million; Sara Lee Bakery – a charge of $49 million; Beverage – a charge of $9 million; and Intimates and Underwear – a charge of $100 million.

–	A complete description of the exit activities and business dispositions in the second quarter of fiscal 2003 and the cumulative activity from the initiation of these actions is presented in Note 2 to the Consolidated Financial Statements. The impact of these actions on each of the segment’s performance is discussed as part of the Operating Results by Business Segment that starts on page 21.

–	The exit activities initiated by the Corporation are intended to improve the competitive structure and operating efficiencies of the Corporation and are expected to result in savings of $204 million during fiscal 2003. It is estimated that during the second quarter of fiscal 2003, the exit activities have improved operating income by $33 million over the benefits recognized in the second quarter of the prior year. The exit activities generated savings of approximately $51 million in the second quarter of fiscal 2003 as compared to approximately $18 million in the second quarter of fiscal 2002. It is estimated that the exit activities that were recognized in this quarter in the Sara Lee Bakery segment will result in annual savings in fiscal year 2004 of $23 million.

Impact of Acquisitions and Dispositions – The reported net sales and operating companies income were impacted by acquisitions and dispositions of businesses that were completed subsequent to the beginning of the prior year second quarter. The impact of acquisitions, net of dispositions, increased reported net sales and operating companies income in the second quarter of fiscal 2003 by 0.1% and 0.8%, respectively.

Operating Results – The following is a summary of the operating results for the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002, including a discussion of the significant items that affected the periods.

Net Sales – Consolidated net sales increased by $91 million, or 1.9%, over the year ago quarter. The strengthening of foreign currencies, particularly the euro, in relation to the U.S. dollar, had the effect of increasing reported sales by $118 million, or 2.5% in the quarter. The average exchange rate for the euro, which improved 11.0% versus the U.S. dollar as compared to the same period of fiscal 2002, was primarily responsible for this increase. Businesses acquired net of businesses sold subsequent to the start of the second quarter of the prior fiscal year increased reported sales by $5 million, or 0.1%. Thus, the remaining net sales, on a comparable basis, decreased by $32 million, or 0.7%. Comparable sales growth in

Beverage and Household Products was offset by sales declines in Sara Lee Meats, Sara Lee Bakery and Intimates and Underwear.

Gross Margin Percent – In the second quarter of fiscal 2003, the gross margin percent was 39.8% as compared to 38.3% in the comparable period of the prior year. Gross margins increased in the Sara Lee Meats, Beverage and Intimates and Underwear segments and declined in the Sara Lee Bakery and Household Products segments. Benefits from the exit activities completed by the Corporation, lower commodity costs and improved product mix were primarily responsible for the overall improvement in the Corporation’s gross margin percentage.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses increased 5.5% over the same quarter last year as increases in media advertising and promotion and the strengthening of foreign currencies, particularly the euro, in relation to the U.S. dollar increased the overall level of SG&A expenses over the comparable period of the prior year. When measured as a percentage of sales, SG&A expenses were 30.0% in the second quarter of fiscal 2003 and 29.0% in the comparable period of the prior fiscal year. Measured as a percent of sales, SG&A expenses increased in the Beverage and Intimates and Underwear segments as media advertising and promotion activities increased to support new product introductions.

Operating Companies Income – Operating companies income is defined as pretax income before interest, intangible amortization and General corporate expenses – which represents the total income of the reportable segments. Operating companies income increased by $220 million from $336 million in last year’s second quarter to $556 million in the second quarter of fiscal 2003 – an increase of 65.5%. Significant factors contributing to the $220 million increase in operating companies income were as follows:

•	In the second quarter of fiscal 2002, the Corporation recognized a charge for exit activities and business dispositions of $187 million, while in the second quarter of fiscal 2003, income of $3 million was recognized as a result of restructuring activity. The $190 million difference between these two amounts was the most significant factor impacting the change in operating companies income.

•	The strengthening of key foreign currencies, particularly the euro, increased operating companies income by $21 million.

•	The impact of businesses acquired net of businesses sold subsequent to the start of the second quarter of the prior fiscal year increased operating companies income by $3 million.

The remaining operating companies income, on a comparable basis, increased by $6 million or 0.9%. On a comparable basis, operating companies income declined in the Sara Lee Bakery and Beverage segments and increased in the Sara Lee Meats, Household Products and Intimates and Underwear segments. The $6 million increase in operating companies income reflects several offsetting factors:

•	Gross profit margins improved as a result of lower commodity costs and operating efficiencies resulting from the completion of various restructuring activities. The benefits resulting from the completed restructuring actions were $33 million higher than in the comparable period of the prior year.

•	Advertising and promotional expenses were $35 million more than in the comparable period of the prior year.

Interest Expense and General Corporate Expenses – Net interest expense in the second quarter decreased from $60 million in fiscal 2002 to $50 million in fiscal 2003. This decline was due to lower average interest rates and borrowing levels. General corporate expenses, which are costs not directly attributable to specific business segment operations, decreased $13 million as a result of lower corporate office expenses, reduced consulting costs and other costs associated with information technology projects, and lower minority interest costs.

Taxes – The effective tax rate in the quarter increased from 14.0% in last year’s second quarter to 17.4% of pretax income in the second quarter of fiscal 2003. The impact of exit activities and business dispositions reduced the resulting tax rate by approximately 5 percentage points in fiscal 2002 and less than 1 percentage point in fiscal 2003. The lower tax rate for the fiscal year 2003 period, excluding the impact of exit activities, resulted from increased earnings in certain foreign jurisdictions with lower tax rates.

Consolidated Net Income – Consolidated net income increased by $188 million from $160 million in last year’s second quarter to $348 million in the second quarter of fiscal 2003. These income amounts include the impact of exit activities and business dispositions that increased net income by $147 million. The second quarter of last year includes a $143 million charge, and the second quarter of fiscal 2003 includes a benefit of $4 million from exit activities and business dispositions. Diluted earnings per share increased by $0.22 from $0.20 in the second quarter of fiscal 2002 to $0.42 in the second quarter of fiscal 2003. The impact of the exit activities and business dispositions increased diluted earnings per share by $0.17 between the periods. The remainder of the increase reflects the combination of increased sales revenue and gross margins and lower interest expense.

Operating Results by Business Segment – Second Quarter of Fiscal 2003 Compared with Second Quarter of Fiscal 2002

The Corporation’s worldwide operations are managed based upon five business segments. The following is a description of each of the Corporation’s business segments.

•	Sara Lee Meats produces a wide variety of packaged meats with operations in the United States, Europe and Mexico. Products include hot dogs, breakfast sausages, smoked sausages, deli and lunch meats, meat snacks and hams.

•	Sara Lee Bakery produces fresh bread and refrigerated dough in the United States and Europe, and frozen desserts in the United States and Australia.

•	The Beverage segment includes retail and foodservice coffee and tea sales in major markets around the world.

•	Household Products markets household and personal care items in many countries worldwide, with an emphasis on the four core categories of body care, shoe care, air care and insecticides in Europe, North America and Asia. Products are sold to retailers and direct to the consumer.

•	Intimates and Underwear designs, manufactures and sells branded “innerwear” products such as intimate apparel, underwear, sportswear and legwear. 95% of this segment’s revenues are generated in the United States and Europe.

Sara Lee Meats

	Thirteen Weeks Ended
(In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$976	$995	$(19)	(1.9)%

Significant items impacting net sales—Increase / (Decrease) from:
Changes in foreign currency exchange rates	$19	$—	$19
Acquisitions/dispositions	1	2	(1)

Total significant items	$20	$2	$18

Operating companies income	$113	$73	$40	56.8%

Significant items impacting operating companies income— Increase/(Decrease) from:
Changes in foreign currency exchange rates	$3	$—	$3
Exit activities and business dispositions	7	(29)	36
Acquisitions/dispositions	—	—	—

Total significant items	$10	$(29)	$39

Net sales in the Sara Lee Meats segment decreased by $19 million, or 1.9%, to $976 million in the second quarter of fiscal 2003 from $995 million in the prior year second quarter. During the period, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales in the quarter by $19 million, or 1.9%. Acquisitions and dispositions did not have a significant impact on reported net sales during the quarter. Unit volumes increased by 2% with unit volume increases in all three geographic areas – U.S., Mexico, and Europe. The remaining net sales, on a comparable basis, decreased 3.7%. This decrease in net sales is principally the result of continued lower commodity costs which allows management to exercise certain competitive and merchandising actions which are used to increase unit volumes.

The Sara Lee Meats gross margin percentage increased from 30.3% in the second quarter of fiscal 2002 to 31.5% in the second quarter of 2003 primarily as a result of benefits associated with exit activities, lower commodity costs and increases in unit volumes.

Operating companies income in Sara Lee Meats increased by $40 million, from $73 million in the prior year second quarter to $113 million in the second quarter of fiscal 2003 – an increase of 56.8%. Of the $40 million increase, $36 million was attributable to exit activities that impacted both periods. The second quarter of fiscal 2002 includes charges for exit activities of $29 million, while the second quarter of fiscal 2003 includes a benefit from exit activities of $7 million. Changes in foreign currency, particularly the euro, increased reported operating companies income by $3 million, or 2.3%. Acquisitions and dispositions completed subsequent to the beginning of the second quarter of last year did not impact operating companies income significantly. Therefore, the remaining operating companies income, on a comparable basis, increased by $1 million, or 0.9% as compared to the comparable quarter of the prior year. These operating companies income gains resulted from higher gross margins which were substantially offset by costs associated with a new order management and delivery system and costs associated with the centralization of certain operating and administrative functions.

Sara Lee Bakery

	Thirteen Weeks Ended
(In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$862	$854	$8	0.9%

Significant items impacting net sales—Increase / (Decrease) from:
Changes in foreign currency exchange rates	$14	$—	$14
Acquisitions/dispositions	—	—	—

Total significant items	$14	$—	$14

Operating companies income	$21	$5	$16	271.0%

Significant items impacting operating companies income— Increase/(Decrease) from:
Changes in foreign currency exchange rates	$1	$—	$1
Exit activities and business dispositions	(19)	(49)	30
Acquisitions/dispositions	—	—	—

Total significant items	$(18)	$(49)	$31

Net sales in the Sara Lee Bakery segment increased $8 million, or 0.9% over the comparable prior year quarter. Acquisitions and divestitures did not impact the Sara Lee Bakery segment this quarter; however, changes in foreign currency exchange rates increased reported net sales by $14 million, or 1.6%. Therefore, the remaining net sales, on a comparable basis, declined $6 million, or 0.7%, primarily as a result of a decline in unit volumes. Unit volumes declined 1% during the second quarter of fiscal 2003 as a result of unit volume declines in the U.S. fresh bread category from a competitive marketplace, partially offset by unit volume increases in refrigerated dough and frozen baked goods.

The gross margin in the Sara Lee Bakery segment fell 2.5% from 43.2% in the second quarter of fiscal 2002 to 40.7% in the second quarter of fiscal 2003 as lower unit volumes, higher costs for wages and employee benefits, and unfavorable product mix contributed to this decline.

Operating companies income in the Sara Lee Bakery segment improved by $16 million from $5 million in the second quarter of fiscal 2002 to $21 million in the second quarter of fiscal 2003. This increase was impacted by the Corporation’s charges for exit activities that are included in each quarterly period. Included in the second quarter of fiscal 2002, the Bakery group recorded a $49 million charge for exit activities, while a $19 million charge is reflected in the second quarter of fiscal 2003 for exit activities. The exit activities recognized in the current quarter reflect management’s efforts to reorganize the administrative and manufacturing processes to lower costs within the segment. Acquisitions did not impact the Bakery segment this quarter. The impact of foreign currencies during the quarter increased reported operating companies income by $1 million, or 2.9%. Therefore, the remaining operating companies income, on a comparable basis, declined by $15 million, or 28.5% during the quarter. This decline in operating companies income was attributable to lower gross margins, higher costs for wages and employee benefits such as health care and pensions, higher costs for certain key ingredients and spending on support for new products.

Beverage

	Thirteen Weeks Ended
(In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$731	$683	$48	7.0%

Significant items impacting net sales—Increase / (Decrease) from:
Changes in foreign currency exchange rates	$34	$—	$34
Acquisitions/dispositions	9	—	9

Total significant items	$43	$—	$43

Operating companies income	$121	$116	$5	4.6%

Significant items impacting operating companies income— Increase/(Decrease) from:
Changes in foreign currency exchange rates	$10	$—	$10
Exit activities and business dispositions	—	(9)	9
Acquisitions/dispositions	1	—	1

Total significant items	$11	$(9)	$20

Net sales in the Beverage segment increased by $48 million, or 7.0%, to $731 million in the second quarter of fiscal 2003, reflecting the impact of changes in foreign currency and the results of recent acquisitions. Unit volumes declined 2% in the quarter as price increases in Brazil led to lower volumes that were partially offset by volume increases in Europe. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $34 million, or 5.1%. Net sales of businesses acquired subsequent to the start of the second quarter of the previous fiscal year increased net sales by $9 million, or 1.3%. Therefore, the remaining net sales, on a comparable basis, increased $5 million, or 0.6% compared to the prior year quarter. The contributors to the increase in comparable net sales include higher unit volumes and a favorable sales mix in Europe, which were partially offset by a competitive pricing environment in the U.S.

Gross margins in the Beverage segment increased 1.0% from 44.6% in the second quarter of the prior year to 45.6% in the second quarter of fiscal 2003. Gross margins were favorably impacted by positive results in Europe that included changes in foreign currency exchange rates, higher unit volumes, lower commodity costs and the continued rollout of new higher margin products. These results were partially offset by continued competitive pricing pressure in the U.S. market.

Operating companies income for the Beverage segment increased $5 million, or 4.6%, to $121 million in the second quarter of fiscal 2003 from $116 million in the second quarter of fiscal 2002. In the second quarter of fiscal 2002, the Beverage segment recognized a $9 million charge for exit activities, while no exit activities were recorded in the second quarter of fiscal 2003. The strengthening of foreign currencies versus the U.S. dollar increased operating companies income by $10 million, or 8.0%, and the impact of acquisitions completed subsequent to the start of the second quarter of fiscal 2002 improved operating companies income by $1 million, or 1.4%. Therefore, the remaining operating companies income, on a comparable basis, declined by $15 million, or 12.7%, largely due to higher levels of media advertising and promotion expenditures associated with new product introductions and the continued competitive pressures in the U.S. market.

Household Products

	Thirteen Weeks Ended
(In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$532	$500	$32	6.4%

Significant items impacting net sales—Increase / (Decreases) from:
Changes in foreign currency exchange rates	$14	$—	$14
Acquisitions/dispositions	—	—	—

Total significant items	$14	$—	$14

Operating companies income	$92	$86	$6	6.3%

Significant items impacting operating companies income— Increase/(Decrease) from:
Changes in foreign currency exchange rates	$5	$—	$5
Exit activities and business dispositions	—	—	—
Acquisitions/dispositions	—	—	—

Total significant items	$5	$—	$5

Net sales in the Household Products segment increased by $32 million, or 6.4%, and operating companies income increased by $6 million, or 6.3%. There were no exit activities, acquisitions or dispositions impacting the reported results. The impact of changes in foreign currency exchange rates increased reported sales by 2.8% ($14 million) and operating companies income by 6% ($5 million), as the weakening of currencies in Argentina and Mexico were offset by gains in the euro and the British pound sterling. As a result, the remaining net sales increased by $18 million, or 3.6%, and the remaining operating companies income increased $1 million, or 0.3%. Gross margins in the Household Products segment fell 1.0% to 57.0% from 58.0% in the prior year comparable quarter due to pricing pressures in a competitive marketplace. Unit volumes for this segment’s four core categories – shoe care, body care, insecticides and air care - increased 5% in the quarter, with unit volume declines in insecticides and shoe care offset by increases in air care and body care. The increase in net sales and operating companies income was due primarily to continued strength in the body care category, partially offset by continued market pressure in the Direct Selling business.

Intimates and Underwear

	Thirteen Weeks Ended
(In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$1,676	$1,656	$20	1.2%

Significant items impacting net sales—Increase / (Decrease) from:
Changes in foreign currency exchange rates	$37	$—	$37
Acquisitions/dispositions	—	3	(3)

Total significant items	$37	$3	$34

Operating companies income	$209	$56	$153	273.3%

Significant items impacting operating companies income— Increase/(Decrease) from:
Changes in foreign currency exchange rates	$2	$—	$2
Exit activities and business dispositions	15	(100)	115
Acquisitions/dispositions	—	(2)	2

Total significant items	$17	$(102)	$119

Net sales increased $20 million, or 1.2%, to $1,676 million in the second quarter of fiscal 2003 from the year ago quarter. Net sales of $3 million from certain non-core businesses that were disposed of in the prior year are included in the prior year quarter’s results. The impact of foreign currency exchange rate changes during the quarter, particularly the euro and British pound sterling, increased reported sales during the quarter by $37 million, or 2.3%. As a result, the remaining net sales, on a comparable basis, decreased $14 million, or 0.9%. Unit volumes in this segment, excluding dispositions, were unchanged from the prior year quarter. Unit volume by segment component consists of an 8% unit volume decrease in worldwide Legwear, a 5% increase in Knit Products and no change in Intimates. The decline in comparable net sales is primarily driven by unit volume declines in Legwear which offset improvements in Knit Products.

The gross margin percent increased by 4.2%, from 32.0% in the second quarter of fiscal 2002 to 36.2% in the second quarter of fiscal 2003, reflecting the benefits from the Corporation’s restructuring activities, lower raw materials costs, and an improved product mix toward higher margin products.

Intimates and Underwear operating companies income increased by $153 million in the second quarter of fiscal 2003, from $56 million in the second quarter of fiscal 2002 to $209 million. Of the $153 million increase, $115 million was attributable to exit activities that impacted the quarters. The second quarter of fiscal 2002 includes charges for exit activities of $100 million, while the second quarter of fiscal 2003 includes a benefit from exit activities of $15 million. Operating losses of $2 million from certain non-core businesses that were disposed of last year are included in the prior year quarter’s results. Changes in foreign currency exchange rates, particularly the euro, increased reported operating companies income by $2 million, or 1.0%. Therefore, the remaining operating companies income, on a comparable basis, increased by $34 million, or 22.4%, primarily due to increased gross margins, partially offset by increased media and advertising spending to support new product introductions. During the quarter, a fire damaged the Intimates and Underwear manufacturing plant in Barnwell, South Carolina. Damage from the fire closed the facility until repairs can be completed. The Intimates and Underwear segment recognized an $8 million charge during the quarter for the loss of inventory, fixed assets, and certain site restoration costs.

Consolidated Results – First Six Months of Fiscal 2003 Compared with First Six Months of Fiscal 2002

Operating results by business segment in the first six months of fiscal 2003 compared with the first six months of fiscal 2002 are as follows:

	Twenty-Six Weeks Ended
	Sales		Operating Companies Income
(In millions)	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Sara Lee Meats	$1,899	$1,933	$203	$141
Sara Lee Bakery	1,684	1,399	66	38
Beverage	1,350	1,297	207	212
Household Products	1,010	964	164	154
Intimates and Underwear	3,369	3,345	422	188

Total business segments	9,312	8,938	1,062	733
Intersegment sales	(2)	(5)	—	—

Total sales and operating companies income	9,310	8,933	1,062	733
Amortization of intangibles	—	—	(49)	(31)
General corporate expenses	—	—	(117)	(143)
Net interest expense	—	—	(98)	(111)

Net sales and income before income taxes	$9,310	$8,933	$798	$448

The following table summarizes net sales and operating companies income performance for the first six months of fiscal 2003 and 2002 and certain significant items that affected the comparability of these amounts.

	Twenty-Six Weeks Ended
Corporate Performance – (In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$9,310	$8,933	$377	4.2%

Significant items impacting net sales—Increase / (Decrease) from:
Changes in foreign currency exchange rates	$212	$—	$212
Acquisitions/dispositions	314	19	295

Total significant items	$526	$19	$507

Operating companies income:	$1,062	$733	$329	44.9%

Significant items impacting operating companies income— Increase/(Decrease):
Changes in foreign currency exchange rates	$39	$—	$39
Exit activities and business dispositions	12	(188)	200
Acquisitions/dispositions	21	(5)	26

Total significant items	$72	$(193)	$265

Significant Items—There are three significant items that affect the Corporation’s results of operations. The following is a discussion of these items.

Impact of Changes in Foreign Currency Exchange Rates – In the first six months of fiscal 2003, as compared to the first six months of fiscal 2002, changes in foreign currency exchange rates, primarily in the euro, increased reported sales by $212 million, or 2.4%, and increased reported operating companies income by $39 million, or 4.0%.

Exit Activities and Business Dispositions – The Corporation recognized certain exit activities and business dispositions which affect the comparability of the Consolidated Statements of Income and segment operating results for the first six months of fiscal 2003 and 2002 as follows:

–	During the first six months of fiscal 2003, the Corporation recognized costs for exit activities in the Bakery segment and completed certain previously announced exit activities and business dispositions for amounts more favorable than originally estimated. The net impact of these exit activities and business dispositions was to increase pretax income and net income by $12 million and $11 million, respectively – or $0.01 per diluted share. In the first six months of fiscal 2003, the Corporation’s management approved actions to reorganize certain administrative and manufacturing processes in the Sara Lee Bakery segment. The action in the Sara Lee Bakery segment resulted in a pretax and after-tax charge of $22 million and $14 million, respectively – or $0.02 per diluted share. The Corporation completed certain previously announced exit activities and business dispositions for amounts that were more favorable than originally estimated. The previously announced exit activities and business dispositions that were completed resulted in an increase in pretax income and net income of $34 million and $25 million, respectively – or $0.03 of diluted earnings per share. The net $12 million pretax benefit during the period is displayed in the Consolidated Statements of Income on the line titled “(Income from) charges for exit activities and business dispositions”. The net pretax benefit from these actions was reflected in the results of the Corporation’s business segments as follows: Sara Lee Meats – a credit of $8 million; Sara Lee Bakery – a charge of $18 million; Intimates and Underwear – a credit of $22 million.

–	In the first six months of fiscal 2002, the Corporation’s management approved exit activities and business dispositions that resulted in a pretax charge of $188 million, a reduction in net income of $114 million, or $0.14 per diluted share. The $188 million pretax charge consists of a $182 million net charge for the cost of defined exit activities and a $6 million charge related to the net impact of certain planned business dispositions. The net pretax charge is displayed in the Consolidated Statements of Income on the following lines – a $192 million charge on the line titled “(Income from) charges for exit activities and business dispositions” and a $4 million credit reflected on the line titled “Cost of sales – product line exit costs”. The net pretax charge is recognized in the results of the operating segments as follows: Sara Lee Meats – a charge of $35 million; Bakery – a charge of $51 million; Beverage – a charge of $7 million; and Intimates and Underwear – a charge of $95 million.

–	A complete description of the exit activities and business dispositions from the initiation of the program is presented in Note 2 to the Consolidated Financial Statements.

–	The exit activities and business dispositions are intended to improve the competitive structure and operating efficiencies of the Corporation and are expected to result in savings of $204 million during fiscal 2003. It is estimated that the benefits of the exit activities completed have improved operating companies income by $65 million over the benefits realized in the prior year six month period. Exit activities improved operating companies income by approximately $99 million in the first six months of fiscal 2003, as compared to approximately $34 million of savings in the first six months of fiscal 2002. It is estimated that the exit activities that were recognized in the second quarter of fiscal 2003 in the Sara Lee Bakery segment will result in annual savings in fiscal year 2004 of $23 million.

Impact of Acquisitions and Dispositions – The reported net sales and operating companies income for the first six months of fiscal 2003 and 2002 were impacted by acquisitions and dispositions. The impact of acquisitions, net of dispositions, increased reported net sales by 3.3% and increased reported operating companies income by 3.0%. This impact is primarily the result of the acquisition of The Earthgrains Company (Earthgrains), which was acquired during the first quarter of fiscal 2002. The results of operations of Earthgrains have been included in the consolidated financial results of the Corporation since August 8, 2001. As a result, the first six months of fiscal 2003 includes the consolidated financial results of Earthgrains for 38 more days than in the first six months of fiscal 2002. The sales and operating companies income generated by the Earthgrains business for the first 38 days of fiscal 2003 were $283 million and $17 million, respectively.

Operating Results – The following is a summary of the operating results for the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 including a discussion of the significant items that affected the periods.

Net Sales – Consolidated net sales increased $377 million, or 4.2%, in the first six months of fiscal 2003 to $9,310 million. The strengthening of foreign currencies, particularly the euro, contributed $212 million, or 2.4% of this increase. Acquisitions, net of dispositions, completed subsequent to the start of the prior fiscal year, increased net sales by $295 million, or 3.3%. Thus, the remaining net sales, on a comparable basis, decreased $130 million or 1.5% in the first six months of fiscal 2003 as compared to the prior year comparable period. Comparable sales growth in Household Products was offset by sales declines in each of the other segments.

Gross Margin Percent – For the first six months of fiscal 2003, the gross margin percent increased 2.4% to 39.6% as compared to 37.2% in the first six months of fiscal 2002. Gross margin percentages declined in the Sara Lee Bakery and Household Products segments and increased in the Sara Lee Meats, Beverage and Intimates and Underwear segments.

SG&A Expenses – SG&A expenses increased 8.6% over the comparable six month period in the prior year primarily due to increases in media advertising and promotion activities to support new product launches and the strengthening of foreign currencies, particularly the euro, which increased the overall level of SG&A. When measured as a percentage of sales, SG&A expenses increased by 1.2%, from 28.9% of sales in the first six months of fiscal 2002 to 30.1% in the first six months of fiscal 2003. SG&A expenses, measured as a percent of sales, increased in the Beverage and Intimates and Underwear segments to support these segments’ new products, while SG&A expenses increased in the Sara Lee Meats segment due to increased costs associated with the centralization of certain operating and administrative functions.

Operating Companies Income – Operating companies income increased by $329 million, or 44.9% in the first six months of fiscal 2003 to $1,062 million. Significant factors contributing to the $329 million increase in operating companies income were as follows:

•	In the first six months of fiscal 2002, the Corporation recognized a charge for exit activities and business dispositions of $188 million, while in the first six months of fiscal 2003, income of $12 million was recognized as a result of restructuring activity. The $200 million difference between these two amounts was the most significant factor impacting the change in operating companies income.

•	The strengthening of key foreign currencies, particularly the euro, increased operating companies income by $39 million.

•	The impact of businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased operating companies income by $26 million.

The remaining operating companies income increased by $64 million, or 7.0%. On this same comparable basis, operating companies income declined in the Sara Lee Bakery, Beverage and Household Products segments and increased in the Sara Lee Meats and Intimates and Underwear segments. The $64 million increase in operating companies income reflects several offsetting factors:

•	Gross profit margins improved as a result of lower commodity costs and operating efficiencies resulting from the completion of various restructuring activities. The benefits resulting from the completed restructuring actions were $65 million higher than in the comparable period of the prior year.

•	Advertising and promotional expenses were $40 million more than in the comparable period of the prior year.

Interest Expense and General Corporate Expenses – Net interest expense declined by $13 million in the first six months of fiscal 2003 as a combination of lower interest rates and lower average borrowings impacted the period. General corporate expenses declined by $26 million, from $143 million in the first six months of fiscal 2002 to $117 million in the first six months of fiscal 2003 as lower spending on corporate wide technology projects, decreased minority interest expense and lower corporate compensation all contributed to this decrease. Intangible amortization increased from $31 million in the first six months of fiscal 2002 to $49 million in the first six months of fiscal 2003.

Taxes – The effective tax rate increased from 10.3% in last year’s first six months to 17.8% of pretax income in the first six months of fiscal 2003. The impact of exit activities and business dispositions reduced the resulting tax rate by approximately 8.7 percentage points in fiscal 2002 and less than 1 percentage point in fiscal 2003. The lower tax rate for the fiscal year 2003 period, excluding the impact of the exit activities and business dispositions, resulted from increased earnings in certain foreign jurisdictions with lower tax rates.

Consolidated Net Income – Consolidated net income increased to $656 million in the first six months of fiscal 2003 from $402 million in the prior year comparable six month period. These amounts include the impact of exit activities and business dispositions that increased net income by $125 million, as the first six months of fiscal year 2002 include a charge for exit activities and business dispositions of $114 million and the first six months of fiscal 2003 include a benefit of $11 million. Diluted earnings per share increased by $0.31, per share from $0.49 in the first six months of the prior year to $0.80 in the first six months of fiscal 2003. The impact of exit activities and business dispositions increased diluted earnings per share by $0.14 per share. The remainder of the increase reflects the combination of increased sales revenue and gross margins, and lower interest and corporate expenses.

Operating Results by Business Segment – First Six Months of Fiscal 2003 Compared with First Six Months of Fiscal 2002

Sara Lee Meats

	Twenty-Six Weeks Ended
(In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$1,899	$1,933	$(34)	(1.8)%

Significant items impacting net sales—Increase/(Decrease) from:
Changes in foreign currency exchange rates	$36	$—	$36
Acquisitions/dispositions	14	2	12

Total significant items	$50	$2	$48

Operating companies income	$203	$141	$62	44.0%

Significant items impacting operating companies income— Increase/(Decrease) from:
Changes in foreign currency exchange rates	$5	$—	$5
Exit activities and business dispositions	8	(35)	43
Acquisitions/dispositions	1	—	1

Total significant items	$14	$(35)	$49

Net sales in the Sara Lee Meats segment decreased by $34 million, or 1.8%, to $1,899 million from $1,933 million in the prior year six month period. During the first six months of fiscal 2003, the strengthening of the euro, partially offset by the weakening in the Mexican peso, increased reported net sales by $36 million, or 1.9%. The impact of acquisitions, net of dispositions, completed subsequent to the start of the prior fiscal year, increased net sales by 0.6%. Therefore, the remaining net sales, on a comparable basis, declined by $82 million, or 4.3%. Unit volumes, excluding acquisitions, for the first six months of fiscal 2003 increased by 1% as strength in the retail and deli channels offset weakness in the foodservice channel. The decline in comparable net sales is principally the result of continued lower commodity costs that allows management to exercise certain competitive and merchandising actions that are used to increase unit volumes.

The Sara Lee Meats gross margin percentage increased from 28.9% in the first six months of fiscal 2002 to 31.8% in the first six months of fiscal 2003 primarily as a result of benefits associated with the exit activities, lower commodity costs and increases in unit volumes.

Operating companies income in Sara Lee Meats increased by $62 million, from $141 million in the first six months of fiscal 2002 to $203 million in the first six months of fiscal 2003. Of the $62 million increase, $43 million was attributable to exit activities that impacted both periods. The second quarter of fiscal 2002 includes charges for exit activities of $35 million, while the second quarter of fiscal 2003 includes a benefit from exit activities of $8 million. Changes in foreign currency, particularly the euro, increased reported operating companies income by $5 million, or 2.6%. Acquisitions and dispositions completed subsequent to the beginning of the prior fiscal year increased operating companies income by $1 million, or 0.5%. Therefore, the remaining operating companies income, on a comparable basis, increased by $13 million, or 7.7%. The operating companies income gains resulted from higher gross margins which were offset in part by costs associated with a new order management and delivery system and costs associated with the centralization of certain operating and administrative functions.

Sara Lee Bakery

	Twenty-Six Weeks Ended
(In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$1,684	$1,399	$285	20.3%

Significant items impacting net sales—Increase / (Decrease) from:
Changes in foreign currency exchange rates	$22	$—	$22
Acquisitions/dispositions	283	—	283

Total significant items	$305	$—	$305

Operating companies income	$66	$38	$28	72.4%

Significant items impacting operating companies income— Increase / (Decrease) from:
Changes in foreign currency exchange rates	$2	$—	$2
Exit activities and business dispositions	(18)	(51)	33
Acquisitions/dispositions	17	—	17

Total significant items	$1	$(51)	$52

Net sales in the Sara Lee Bakery segment increased in the first six months of fiscal 2003 by $285 million, or 20.3% over the comparable prior year period as the current year period includes an additional 38 days of operating results from the Earthgrains business. The Earthgrains business was acquired in the first quarter of fiscal 2002. The 38 days of operating results from the Earthgrains business in the first quarter of fiscal 2003, increased reported net sales by $283 million, or 20.2%. Changes in foreign currency exchange rates, particularly the euro, increased reported net sales by $22 million, or 1.5%. Unit volumes in the Sara Lee Bakery segment, excluding acquisitions, declined 1%, as a result of unit volume declines in the U.S. fresh bread category from a competitive marketplace that were partially offset by unit volume gains in the refrigerated dough categories. Therefore, the remaining net sales, on a comparable basis, declined $20 million, or 1.4%, primarily as a result of the decline in unit volumes.

The gross margin percentage in the Sara Lee Bakery segment fell 1.0% from 43.0% in the first six months of fiscal 2002 to 42.0% in the first six months of fiscal 2003 as lower unit volumes, higher costs for wages and employee benefits, and an unfavorable product mix contributed to this decline.

Operating companies income in the Sara Lee Bakery segment improved by $28 million from $38 million in the first six months of fiscal 2002 to $66 million in the first six months of fiscal 2003. This increase was impacted by the Corporation’s charges for exit activities that are included in each period. Included in the first six months of fiscal 2002 and 2003, the Bakery group recorded charges for exit activities of $51 million and $18 million, respectively. An additional 38 days of operating companies income from the Earthgrains business is reflected in the first six months of fiscal 2003 which contributed $17 million toward fiscal 2003 operating companies income, or 19.3% of the operating companies income increase. The impact of changes in foreign currencies during the period increased reported operating companies income by $2 million, or 2.4%. Therefore, the remaining operating companies income, on a comparable basis, declined by $24 million, or 27.3% during the six month comparable period. This decline in operating companies income was attributable to lower gross margins, higher costs for both wages and employee benefits such as health care and pensions, higher costs for certain key ingredients and costs to support new products.

Beverage

	Twenty-Six Weeks Ended
(In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$1,350	$1,297	$53	4.1%

Significant items impacting net sales—Increase / (Decrease) from:
Changes in foreign currency exchange rates	$64	$—	$64
Acquisitions/dispositions	17	—	17

Total significant items	$81	$—	$81

Operating companies income	$207	$212	$(5)	(2.0)%

Significant items impacting operating companies income— Increase / (Decrease) from:
Changes in foreign currency exchange rates	$17	$—	$17
Exit activities and business dispositions	—	(7)	7
Acquisitions/dispositions	3	—	3

Total significant items	$20	$(7)	$27

Net sales in the Beverage segment increased by $53 million, or 4.1%, to $1,350 million in the first six months of fiscal 2003, reflecting the impact of changes in foreign currency and the results of recent acquisitions. Unit volumes for roasted coffee and coffee concentrates declined 3% in the first six months of fiscal 2003 due to competitive pressures in the U.S. retail market and price increases instituted in Brazil that led to lower volumes in that country. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $64 million, or 4.9% in the first six months of fiscal 2003 as compared to the prior year period. Net sales of acquired businesses subsequent to the start of the prior fiscal year increased net sales by $17 million, or 1.3%. Thus, the remaining net sales, on a comparable basis, decreased $28 million, or 2.1% compared to the prior year six month period, primarily attributable to lower unit volumes.

The gross margin percentage in the Beverage segment increased 1.4% from 43.9% in the first six months of fiscal 2002 to 45.3% in the first six months of fiscal 2003 as gross margins were favorably impacted in Europe by changes in foreign exchange rates, improved product mix and lower commodity costs.

Operating companies income for the Beverage segment decreased $5 million, or 2.0%, to $207 million in the first six months of fiscal 2003 from $212 million in the prior year comparable period. In the prior year six month period, the Beverage segment recognized a $7 million charge for exit activities, while no exit activities were recorded in the current year. The strengthening of foreign currencies versus the U.S. dollar increased operating companies income by $17 million, or 7.8%, and the impact of acquisitions completed subsequent to the start of fiscal 2002 improved operating companies income by $3 million, or 1.5%. Therefore, the remaining operating companies income, on a comparable basis, declined by $32 million, or 14.9%. During the first six months of fiscal 2003, higher media advertising and promotion expenditures were directed toward new product introductions, which in conjunction with a competitive retail marketplace in the U.S. led to the decline in comparable operating companies income.

Household Products

	Twenty-Six Weeks Ended
(In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$1,010	$964	$46	4.8%

Significant items impacting net sales—Increase/(Decrease) from:
Changes in foreign currency exchange rates	$24	$—	$24
Acquisitions/dispositions	—	—	—

Total significant items	$24	$—	$24

Operating companies income	$164	$154	$10	6.1%

Significant items impacting operating companies income— Increase/(Decrease) from:
Changes in foreign currency exchange rates	$10	$—	$10
Exit activities and business dispositions	—	—	—
Acquisitions/dispositions	—	—	—

Total significant items	$10	$—	$10

Net sales in the Household Products segment increased by $46 million, or 4.8%, and operating companies income increased by $10 million, or 6.1%. There were no significant exit activities, acquisitions or dispositions impacting the reported results. The impact of changes in foreign currency exchange rates increased reported sales by 2.5% ($24 million) and operating companies income by 5.9% ($10 million), as the weakening of currencies in Argentina and Mexico were offset by gains in the euro and the British pound sterling. As a result, the remaining net sales increased by $22 million, or 2.3%, and the remaining operating companies income was unchanged from the prior year comparable period. Gross margins in the Household Products segment fell 0.5% to 56.7% from 57.2% in the prior year comparable period due to pricing pressures in a competitive marketplace. Unit volumes for this segment’s four core categories – shoe care, body care, insecticides and air care – increased 3% in the first six months of fiscal 2003, with unit volume declines in insecticides and shoe care offset by increases in air care and body care. The increase in net sales and operating companies income was due primarily to continued strength in the body care category partially offset by continued market pressure in the Direct Selling business.

Intimates and Underwear

	Twenty-Six Weeks Ended
(In millions)	December 28, 2002	December 29, 2001	Dollar Change	Percent Change
Net sales	$3,369	$3,345	$24	0.7%

Significant items impacting net sales—Increase/(Decrease) from:
Changes in foreign currency exchange rates	$66	$—	$66
Acquisitions/dispositions	—	17	(17)

Total significant items	$66	$17	$49

Operating companies income	$422	$188	$234	124.6%

Significant items impacting operating companies income— Increase/(Decrease) from:
Changes in foreign currency exchange rates	$5	$—	$5
Exit activities and business dispositions	22	(95)	117
Acquisitions/dispositions	—	(5)	5

Total significant items	$27	$(100)	$127

Net sales increased $24 million, or 0.7%, to $3,369 million in the first six months of fiscal 2003. The impact of foreign currency exchange rate changes during the first six months, particularly the euro and British pound sterling, increased reported sales during the period by $66 million, or 1.9%. Net sales of $17 million from certain non-core businesses that were disposed of in the prior year are included in the prior year period’s results. On a comparable basis, the remaining net sales decreased $25 million, or 0.7%. Unit volumes in this segment, excluding dispositions, were unchanged from the prior year period. Unit volume by segment component consists of a 4% unit volume decrease in worldwide Legwear, a 2% increase in Knit Products and a 4% increase in Intimates.

The gross margin percent increased by 4.0% from 31.3% in the first six months of fiscal 2002 to 35.3% in fiscal year 2003 reflecting the benefits from the Corporation’s restructuring activities, lower raw materials costs, and an improved product mix toward higher margin products.

Intimates and Underwear operating companies income increased $234 million in the first six months of fiscal 2003 from $188 million in the fiscal year 2002 period to $422 million in the fiscal year 2003 period. Of the $234 million increase, $117 million was attributable to exit activities that impacted the periods. The first six months of fiscal 2002 includes charges for exit activities of $95 million, while the first six months of fiscal 2003 includes a benefit from exit activities of $22 million. Operating losses of $5 million from certain non-core businesses that were disposed of last year are included in the prior period’s results. Changes in foreign exchange rates, particularly the euro, increased reported operating companies income by $5 million, or 1.6%. Therefore, on a comparable basis, the remaining operating companies income increased by $107 million or 37.7% primarily due to increased gross margins and benefits from the segment’s exit activities.

Financial Condition

Net cash provided from operating activities increased to $871 million in the first six months of fiscal 2003 from $616 million in the comparable period of the prior year, primarily due to improved profitability of the business. As of December 28, 2002, the Corporation’s current liabilities exceeded current assets by $141 million. This working capital deficit results from the Corporation’s emphasis on the management of trade receivables, payables and inventories, as well as $1,101 million of long-term debt that is classified as current due to its maturity during the next 12 months.

Net cash used in investment activities was $265 million in the first six months of fiscal 2003 as compared to $2,014 million in the comparable period of fiscal 2002. During the first six months of fiscal 2002, the Corporation expended $1,849 million on acquisitions, primarily to fund the acquisition of Earthgrains.

Net cash used in financing activities was $481 million during the six months ended December 28, 2002 as compared to cash from financing activities of $1,225 million in the prior year period. The Corporation had borrowings of long-term debt in the first quarter of fiscal 2002 of $1,352 million to fund the Earthgrains acquisition. During the first six months of fiscal 2003, the Corporation issued $743 million of long-term debt, which along with cash from operations, was used to repay $899 million of short and long-term debt. The Corporation has an ongoing share repurchase program in place that allows the Corporation to repurchase the Corporation’s common stock at times management deems appropriate given current market valuations. During the first six months of fiscal 2003, the Corporation repurchased common stock with a value of $150 million. On January 30, 2003, the Corporation’s Board of Directors increased the Corporation’s share repurchase authorization by 50 million shares. Prior to this repurchase authorization, 8 million shares remained under an existing share authorization. The timing and amount of future share repurchases will be based upon market conditions and other factors.

Liquidity

Notes Payable

Notes payable decreased by $357 million in the first six months of fiscal 2003 from $468 million at June 29, 2002 to $111 million at December 28, 2002. During the second quarter, the Corporation completed two long-term debt offerings as discussed below. The net proceeds from the thirty-year debt offering were used to repay a portion of the outstanding commercial paper that is recorded in notes payable on the balance sheet.

Debt

The Corporation’s total long-term debt increased $330 million in the first six months of fiscal 2003, from $5,047 million at June 29, 2002, to $5,377 million at December 28, 2002. During the first six months of fiscal 2003, the Corporation issued $500 million of thirty-year 6.125% long-term debt and euro 250 million floating rate notes due 2004. The net proceeds of the $500 million debt offering were $494 million and were used to repay short-term notes payable obligations. The euro 250 million floating rate notes were issued at par and were used to refinance a similar maturing obligation.

The Corporation’s total long-term debt of $5,377 million is due to be repaid as follows: $185 million in the remainder of fiscal 2003; $969 million in fiscal 2004; $908 million in fiscal 2005; $440 million in fiscal 2006; $29 million in fiscal 2007; $947 million in fiscal 2008 and $1,899 million thereafter.

Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the Corporation’s debt consists of 69% fixed-rate debt as of December 28, 2002, as compared with 53% as of June 29, 2002. The increase in fixed-rate debt at December 28, 2002 versus June 29, 2002 is due to certain fixed-rate debt instruments that were issued which were used to repay floating-rate short-term commercial paper. The Corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The Corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $2.1 billion of available credit from a group of 28 banks and lending institutions. These facilities consist of a $1.3 billion 364-day credit facility and an $800 million 5-year facility. The 364-day $1.3 billion facility expires in late fiscal 2003 and allows the Corporation, at its option, to extend any borrowings under this facility for an additional year. The Corporation expects to renew this facility under similar terms and conditions upon its maturity. The 5-year $800 million facility expires in fiscal 2006 and, based upon the Corporation’s current credit rating, allows for an increase in the size of this facility up to $1.5 billion. At December 28, 2002, the Corporation had not borrowed under either of these facilities. Neither of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. At December 28, 2002, the Corporation’s interest coverage ratio was 8.9 to 1.0.

The Corporation’s credit ratings by Moody’s as of December 28, 2002, were A3 for senior unsecured long-term debt obligations and P-2 for short-term borrowings. The Corporation’s credit ratings by Standard & Poor’s at December 28, 2002, were A+ for senior unsecured long-term debt obligations and A-1 for short-term borrowings. The Corporation’s credit ratings by Fitch Rating Services at December 28, 2002 were A for senior unsecured long-term debt obligations and F-1 for short-term borrowings. Changes in the Corporation’s credit ratings would result in changes in the Corporation’s borrowing costs. The Corporation’s current short-term credit rating allows it to participate in a commercial paper market which has a large number of potential investors and a high degree of liquidity. A downgrade of the Corporation’s short-term credit rating would place it in a commercial paper market with fewer potential investors and this could limit the ability to issue this type of debt. If the Corporation were unable to issue commercial paper, it would utilize available credit facilities to satisfy operating requirements.

Leases

The Corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $78 million in the remainder of fiscal 2003; $123 million in fiscal 2004; $97 million in fiscal 2005; $80 million in fiscal 2006; $66 million in fiscal 2007; $58 million in fiscal 2008; and $102 million thereafter. The Corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The Corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $24 million in fiscal 2004; $22 million in fiscal 2005; $22 million in fiscal 2006; $19 million in fiscal 2007; $16 million in fiscal 2008; and $70 million thereafter.

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

Sale of Receivables

The Corporation has an agreement under which several of its operating units sell trade accounts receivable to a limited purpose subsidiary of the Corporation. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financial institutions, which in turn purchase and receive ownership and security interests in those receivables. At December 28, 2002 and the end of fiscal 2002 and 2001, the amount of receivables sold under the program was $250 million. The proceeds from the receivable sales were used to reduce borrowings. As collections reduce accounts receivable included in the pool, the operating units sell new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables. The proceeds from the sale of the receivables are equal to the face amount of the receivables less a discount. The discount is a floating-rate that approximates short-term borrowing rates for investment grade entities. The discount is included in SG&A expenses, and represented 2.0%, 2.7%, and 5.7% of the weighted average balance of the receivables outstanding during the first six months of fiscal 2003, fiscal 2002, and fiscal 2001, respectively. The amount of receivables sold under this program can be increased; however, if the Corporation’s credit rating falls below investment grade, additional receivable sales could not be made under this agreement.

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

Forward-looking Information

From time to time, in oral statements and written reports, the Corporation discusses its expectations regarding future performance by making certain “forward-looking statements.” These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates—particularly the euro—given Sara Lee’s significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iii) the loss of one of Sara Lee’s major retailers or supermarket chain customers, including Wal-Mart, the Corporation’s largest customer; (iv) the impact of declines in equity markets on the funded status and annual expense of the Corporation’s defined benefit pension plans and the impact of such market declines on consumer spending; (v) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries in the world due to changing business conditions, the financial condition of suppliers and political environments; (vi) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; (vii) Sara Lee’s ability to realize the estimated savings and productivity improvements associated with the business Reshaping initiative; (viii) fluctuations in the cost and availability of various raw materials; (ix) the impact of various food safety issues on the consumption of meat products in the United States and parts of Europe; (x) credit and other business risks associated with customers operating in a highly competitive retail environment; and (xi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance. In addition, the Corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the Corporation competes.

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

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
99.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

        On the dates indicated, the Corporation filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

1.	Current Report on Form 8-K filed with the SEC on October 25, 2002 to file, under Item 5, the Corporation’s press release issued on October 24, 2002 announcing its financial results for the first quarter of fiscal year 2003; and

2.	Current Report on Form 8-K filed with the SEC on October 30, 2002 to file several exhibits under Item 7 relating to the Corporation’s public issuance and sale of $500 million aggregate principal amount of 6 1 / 8 % notes due 2032.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION (Registrant)

By:	/S/ WAYNE R. SZYPULSKI
Wayne R. Szypulski Senior Vice President and Controller (Principal Accounting Officer)

DATE: February 7, 2003

Certifications

I, C. Steven McMillan, Chairman of the Board, President and Chief Executive Officer of Sara Lee Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Sara Lee Corporation for the period ending December 28, 2002;

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

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ C. Steven McMillan

C. Steven McMillan,
Chairman of the Board, President
and Chief Executive Officer

I,    L.M. (Theo) de Kool, Executive Vice President and Chief Financial Officer of Sara Lee Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Sara Lee Corporation for the period ending December 28, 2002;

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

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could sigicantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ L.M. (Theo) de Kool
L.M. (Theo) de Kool,
Executive Vice President and Chief Financial Officer