Form 10-Q
period 2003-03-29
LEE SARA CORP
filed 2003-05-12
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On March 29, 2003, the Registrant had 777,143,917 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

This document contains 61 pages

SARA LEE CORPORATION AND SUBSIDIARIES

INDEX

PART I—

ITEM 1—FINANCIAL STATEMENTS

Preface	3

Condensed Consolidated Balance Sheets— At March 29, 2003 and June 29, 2002	4

Consolidated Statements of Income— For the thirteen and thirty-nine weeks ended March 29, 2003 and March 30, 2002	5

Consolidated Statements of Common Stockholders’ Equity— For the period June 30, 2001 to March 29, 2003	6

Consolidated Statements of Cash Flows— For the thirty-nine weeks ended March 29, 2003 and March 30, 2002	7

Notes to Consolidated Financial Statements	8

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	16

ITEM 4—CONTROLS AND PROCEDURES	42

PART II—

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K	43

SIGNATURE	44

EXHIBIT 10.1—Retirement Agreement dated as of February 13, 2002 among Sara Lee Corporation, Sara Lee/DE, N.V. and Frank L. Meysman	47

EXHIBIT 10.2—Amendment to Employment Agreement dated as of March 14, 2003 between Sara Lee Corporation and Barry H. Beracha	55

EXHIBIT 12.1—Computation of Ratio of Earnings to Fixed Charges	58

EXHIBIT 12.2—Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	59

EXHIBIT 99.1—Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002	60

EXHIBIT 99.2—Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	61

PART I

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

The consolidated financial statements for the thirteen and thirty-nine weeks ended March 29, 2003 and March 30, 2002 and the balance sheet as of March 29, 2003 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation (“the Corporation”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 29, 2003 and the results of operations and the cash flows for the periods presented herein have been made. The condensed consolidated balance sheet as of June 29, 2002 and the consolidated statements of common stockholders’ equity for the period June 30, 2001 to June 29, 2002 have been derived from the Corporation’s audited financial statements included in our annual report on Form 10-K for the year ended June 29, 2002. The results of operations for the thirteen and thirty-nine weeks ended March 29, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at March 29, 2003 and June 29, 2002

(In millions)

	(Unaudited) March 29, 2003	June 29, 2002

ASSETS
Cash and equivalents	$257	$298
Trade accounts receivable, less allowances	1,806	1,831
Inventories:
Finished goods	1,757	1,619
Work in process	378	411
Materials and supplies	505	479

	2,640	2,509
Other current assets	327	341
Assets held for sale	—	7

Total current assets	5,030	4,986

Other non-current assets	242	192
Property, net	3,230	3,155
Trademarks and other identifiable intangibles, net	2,092	2,106
Goodwill	3,340	3,314

	$13,934	$13,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$471	$468
Accounts payable	1,142	1,321
Accrued liabilities	2,851	2,953
Current maturities of long-term debt	1,136	721

Total current liabilities	5,600	5,463

Long-term debt	3,999	4,326
Deferred income taxes	530	534
Other non-current liabilities	1,129	1,038
Minority interests in subsidiaries	379	632
ESOP convertible preferred stock	221	226
Unearned deferred compensation	(205)	(208)
Common stockholders’ equity	2,281	1,742

	$13,934	$13,753

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen and Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net sales	$4,350	$4,200	$13,660	$13,133

Cost of sales	2,604	2,576	8,230	8,184
Cost of sales—product line exit costs	—	(3)	—	(7)
Selling, general and administrative expenses	1,370	1,271	4,170	3,849
(Income from) charges for exit activities and business dispositions	(1)	(2)	(13)	190
Interest expense	70	70	205	224
Interest income	(21)	(19)	(58)	(62)

	4,022	3,893	12,534	12,378

Income before income taxes	328	307	1,126	755
Income taxes	59	50	201	96

Net income	269	257	925	659
Preferred stock dividends, net of tax	3	3	8	8

Income available for common stockholders	$266	$254	$917	$651

Net income per common share
Basic	$0.34	$0.32	$1.17	$0.83

Diluted	$0.33	$0.31	$1.13	$0.80

Average shares outstanding
Basic	781	786	782	784

Diluted	813	819	814	818

Cash dividends per common share	$0.155	$0.150	$0.460	$0.445

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period June 30, 2001 to March 29, 2003

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at June 30, 2001	$1,122	$8	$—	$2,635	$—	$(1,521)
Net income	659	—	—	659	—	—	$659
Translation adjustments, net of tax	6	—	—	—	—	6	6
Net unrealized gain on qualifying cash flow hedges	(5)	—	—	—	—	(5)	(5)

Comprehensive income							$660

Cash dividends—
Common ($0.445 per share)	(349)	—	—	(349)	—	—
ESOP convertible preferred ($4.08 per share)	(13)	—	—	(13)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	75	—	75	—	—	—
Business acquisitions	(1)	—	(1)	—	—	—
Restricted stock	5	—	5	—	—	—
Tax benefit related to stock-based compensation	5	—	5	—	—	—
Reacquired shares—repurchases	(85)	—	(85)	—	—	—
Acquisition of Earthgrains’ ESOP	—	—	30	—	(30)	—
Earthgrains stock option conversion	26	—	26	—	—	—
ESOP tax benefit, redemptions and other	21	—	11	5	5	—

Balances at March 30, 2002	1,466	8	66	2,937	(25)	(1,520)
Net income	351	—	—	351	—	—	$351
Translation adjustments, net of tax	110	—	—	—	—	110	110
Minimum pension liability, net of tax	(56)	—	—	—	—	(56)	(56)
Net unrealized loss on qualifying cash flow hedges, net of tax	(4)	—	—	—	—	(4)	(4)

Comprehensive income							$401

Cash dividends—
Common ($0.15 per share)	(118)	—	—	(118)	—	—
ESOP convertible preferred ($1.36 per share)	(4)	—	—	(4)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	34	—	34	—	—	—
Business acquisitions	1	—	1	—	—	—
Restricted stock	—	—	—	—	—	—
Tax benefit related to stock-based compensation	8	—	8	—	—	—
Reacquired shares—repurchases	(53)	—	(53)	—	—	—
ESOP tax benefit, redemptions and other	7	—	3	2	2	—

Balances at June 29, 2002	1,742	8	59	3,168	(23)	(1,470)
Net income	925	—	—	925	—	—	$925
Translation adjustments, net of tax	132	—	—	—	—	132	132
Net unrealized gain on qualifying cash flow hedges, net of tax	13	—	—	—	—	13	13

Comprehensive income							$1,070

Cash dividends—
Common ($0.46 per share)	(359)	—	—	(359)	—	—
ESOP convertible preferred ($4.08 per share)	(12)	—	—	(12)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	86	—	86	—	—	—
Restricted stock	13	—	13	—	—	—
Tax benefit related to stock-based compensation	6	—	6	—	—	—
Reacquired shares—repurchases	(283)	—	(172)	(111)	—	—
ESOP tax benefit, redemptions and other	18	—	8	3	7	—

Balances at March 29, 2002	$2,281	$8	$—	$3,614	$(16)	$(1,325)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Thirty-Nine Weeks Ended March 29, 2003 and March 30, 2002

(In millions)

Unaudited

	Thirty-Nine Weeks Ended
	March 29, 2003	March 30, 2002

OPERATING ACTIVITIES—
Net income	$925	$659
Adjustments for non-cash charges included in net income:
Depreciation	384	350
Amortization of intangibles	96	73
Increase (decrease) in deferred income taxes	74	(28)
Other	53	10
(Income) charges for exit activities and business dispositions	(12)	111
Changes in current assets and liabilities, excluding businesses acquired and sold	(257)	(245)

Net cash from operating activities	1,263	930

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(476)	(394)
Acquisitions of businesses and investments	(10)	(1,922)
Dispositions of businesses and investments	—	23
Sales of assets	53	85
Other	(2)	(26)

Net cash used in investment activities	(435)	(2,234)

FINANCING ACTIVITIES—
Issuances of common stock	86	75
Purchases of common stock	(283)	(85)
Redemption of preferred stock	(250)	—
Borrowings of long-term debt	751	1,355
Repayments of long-term debt	(810)	(476)
Short-term (repayments) borrowings, net	1	908
Payments of dividends	(372)	(362)

Net cash (used in) from financing activities	(877)	1,415

Effect of changes in foreign exchange rates on cash	8	2

(Decrease) increase in cash and equivalents	(41)	113
Cash and equivalents at beginning of year	298	548

Cash and equivalents at end of quarter	$257	$661

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
Decrease in trade accounts receivable	$113	$2
(Increase) decrease in inventories	(45)	221
Decrease in other current assets	37	31
(Decrease) in accounts payable	(232)	(493)
(Decrease) in accrued liabilities	(130)	(6)

Changes in current assets and liabilities	$(257)	$(245)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Net Income Per Share

Net income per share—basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share—diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For both the thirteen and thirty-nine week periods ended March 29, 2003, options to purchase 54.0 million shares of the Corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods. For both the thirteen and thirty-nine week periods ended March 30, 2002, options to purchase 42.7 million shares of the Corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods.

The following is a reconciliation of net income to net income per share—basic and diluted for the thirteen and thirty-nine weeks ended March 29, 2003 and March 30, 2002:

Computation of Net Income per Common Share

(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net income	$269	$257	$925	$659
Less dividends on preferred stock, net of tax benefit	(3)	(3)	(8)	(8)

Income available to common stockholders—basic	266	254	917	651
Adjustment for assumed conversion of ESOP shares	3	3	7	7

Income available to common stockholders—diluted	$269	$257	$924	$658

Average shares outstanding—basic	781	786	782	784
Dilutive effect of stock option and award plans	8	8	8	9
Dilutive effect of ESOP plan	24	25	24	25

Average shares outstanding—diluted	813	819	814	818

Net Income Per Common Share—Basic	$0.34	$0.32	$1.17	$0.83

Net Income Per Common Share—Diluted	$0.33	$0.31	$1.13	$0.80

2. Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148 that permits additional transition methods for entities that adopt the fair-value based method of accounting for stock-based employee compensation. For those companies that do not elect to change their method of accounting for stock-based employee compensation, Statement No. 148 requires increased disclosure of the pro forma impact of applying the fair value method to the reported operating results. The increased disclosure requirements apply to company’s interim and annual financial statements beginning this quarter and are presented below. At the present time, the Corporation does not intend to transition to the use of a fair-value method of accounting for stock-based compensation.

Employee stock options are accounted for under the provisions of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant over the amount an employee must pay to acquire the stock. The Corporation provides below the pro-forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied as required by SFAS No. 123, “Accounting for Stock-Based Compensation”. The pro forma impact of utilizing the fair value method to account for stock-based employee compensation, on an annual basis, is presented in the Corporation’s annual report to shareholders.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(In millions)
Reported net income	$269	$257	$925	$659

Plus—Stock-based employee compensation included in reported net income, net of related tax effects	7	6	17	18

Less—Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(15)	(20)	(42)	(60)

Pro forma net income	$261	$243	$900	$617

Earnings per share:

Basic—as reported	$0.34	$0.32	$1.17	$0.83

Basic—pro forma	$0.33	$0.31	$1.14	$0.78

Diluted—as reported	$0.33	$0.31	$1.13	$0.80

Diluted—pro forma	$0.32	$0.30	$1.11	$0.76

3. Exit Activities and Business Dispositions

The reported results for the quarter and for the first nine months of fiscal 2003 reflect amounts recognized from various programs involving the exit of defined business activities and the disposition of certain businesses. The first of these programs is referred to as business reshaping and the second as bakery restructuring. The net pretax amounts recognized as a result of these programs in the income statement captions labeled “(Income from) charges for exit activities and business dispositions” and “Cost of sales—product line exit costs” are summarized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(in millions)
Business reshaping:
Exit activities	$—	$(5)	$(30)	$177
Business dispositions	(1)	—	(5)	6
Bakery restructuring	—	—	22	—

Total	$(1)	$(5)	$(13)	$183

Amount recognized on “Cost of sales—product line exit costs”	$—	$(3)	$—	$(7)
Amount recognized on “(Income from) charges for exit activities and business dispositions”	(1)	(2)	(13)	190

Total	$(1)	$(5)	$(13)	$183

A more complete description of the actions taken under both of these programs is presented in the following section of this note:

Reshaping Program

In May 2000, a program to reshape the business activities of the Corporation was announced. In connection with this program, the Corporation’s management approved a series of actions to exit certain defined business activities and dispose of a number of businesses. Each of these actions was to be completed within a 12-month period. Management approved these plans beginning in the second quarter of fiscal 2001, with the final series of actions approved during the second quarter of fiscal 2002. The actions approved in the reshaping program have essentially been completed. A discussion of the adjustments made during the third quarter of fiscal 2003 to the costs previously accrued for these plans, and the actions taken since the initiation of the Reshaping program, is as follows:

Fiscal 2003—Recognition of Exit Activities and Business Dispositions—

During the third quarter of fiscal 2003, adjustments were made to previously accrued costs for certain exit activities and business dispositions. The net adjustment recognized in the quarter increased pretax income and net income by $1 million. There was no measurable effect on diluted earnings per share. The total pretax adjustment is reflected on the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income and includes a $2 million credit for employee termination benefits, a $1 million charge for the disposal of property and equipment and a $1 million charge for moving expenses related to employees affected by the Reshaping program. These adjustments resulted from settling obligations associated with the exit activities completed under the Reshaping program. Also included in the net adjustment is a $1 million credit associated with the disposition of a business, which resulted from the receipt of certain contingent sales proceeds. The effect of these adjustments has been recognized in the tables included within this note.

Including the effects of the third quarter, the cumulative adjustments made for the Reshaping program thus far during fiscal 2003 increased pretax income, net income and diluted earnings per share by $35 million, $26 million and $.03, respectively. The total pretax adjustment is reflected on the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income and consists of a $18 million credit for employee termination benefits, a $9 million credit for losses on the disposal of property and equipment, a $4 million credit for non-cancelable lease and other third party obligations, a $1 million charge for moving expenses and a $5 million credit on the loss previously recognized on the disposition of certain businesses. These adjustments increased the operating companies income of the Corporation’s business segments as follows: Intimates and Underwear—$24 million; Sara Lee Meats—$7 million; and Sara Lee Bakery—$4 million.

Status of Exit Plans and Business Dispositions—

Combining the amounts recognized in fiscal 2001, fiscal 2002 and the first three quarters of fiscal 2003, the Corporation’s ongoing Reshaping program has reduced pretax earnings and net income by $689 million and $575 million, respectively. Of the $689 million pretax charge, $3 million is for actions taken at the Corporate headquarters and $686 million is related to the following business segments: Intimates and Underwear—$467 million; Sara Lee Bakery—$105 million; Sara Lee Meats—$96 million; Beverage—$15 million; and Household Products—$3 million. The components of the $689 million pretax charge are as follows:

Business Dispositions

•	$341 million of the charge represents the cost recognized in connection with the disposition of 18 businesses. As of March 29, 2003, the disposition of 17 of these businesses had been completed. The final business to be disposed is a small bakery operation in China that has been closed. The Corporation is currently in discussions to sell the company to its joint venture partner and expects to complete this transaction before the end of fiscal 2003. The carrying value of the net assets of this business is less than $1 million.

Exit of Defined Business Activities

•	$204 million of the cumulative charge is for the cost of severance and other employee benefits associated with the termination of 18,579 employees. The specific location of these employees is summarized in a table contained on page 12. All of these employees have been terminated and the remaining accrued liability is for severance benefits to be paid in future periods.

•	$54 million of the cumulative charge is for losses realized on the disposal of real estate and equipment at 17 owned facilities and the disposal of equipment at a number of leased facilities. The loss is primarily related to the exit of Intimates and Underwear manufacturing facilities in the United States, Mexico and Europe and 3 domestic meat processing plants. All of the owned facilities have been sold.

•

$61 million of the cumulative charge is related to certain contractual obligations that must be satisfied in connection with the exit activities approved by management. Of this amount, $52 million relates to non-cancelable lease payments on 35 leased facilities that have been exited. Of the $52 million charge, $39 million remains to be paid as of March 29, 2003, and represents the difference between the remaining non-cancelable lease obligation and the anticipated sublease income. Certain other contractual obligations account for the remaining $9 million of the charge. These contractual obligations include amounts to terminate distribution and product licensing arrangements. Of the $9 million charge, $2 million remains to be paid as of March 29, 2003.

•	$19 million of the cumulative charge resulted from the decision to terminate product licensing agreements and exit related manufacturing operations. The $19 million charge was recorded in the “Cost of sales—product line exit costs” line in the Consolidated Statement of Income and consisted of a $26 million charge in fiscal 2001 and a $7 million credit in fiscal 2002 from better than expected results on the disposition of inventory related to these licensing agreements. All of the inventory has been disposed. The loss recognized is the difference between the value of the inventory realized, based on the actual proceeds received, and the related carrying value.

•	$10 million of the cumulative charge relates to moving and other related expenses for employees affected by the Reshaping program. The Corporation recognized these expenses in the period the related service was rendered by third-party suppliers. Cash was expended to pay vendors in essentially the same period as the expense was recognized.

The following table summarizes the charges taken for the approved exit of business activities under the Reshaping program and the related status as of March 29, 2003:

	Exit Costs (Benefits) Recognized During			Writedown of Assets to Net Realizable Value	Cash Payments	Accrued Exit Costs as of March 29, 2003
	2003	2002	2001
	(In millions)
Employee termination and other benefits	$(18)	$100	$122	$—	$(176)	$28

Expected losses on disposals of property and equipment and other related costs	(9)	26	37	(54)	—	—

Other exit costs—includes non-cancelable lease and other contractual obligations	(4)	40	25	—	(20)	41

Expected losses on disposal of inventories	—	(7)	26	(19)	—	—

Moving and other related costs	1	6	3	—	(10)	—

Total exit costs	$(30)	$165	$213	$(73)	$(206)	$69

Of the $348 million cumulative charge, $275 million requires the use of cash and $73 million is a non-cash charge. Of the $275 million of cash costs, $206 million has previously been expended and $69 million of cash expenditures are to be made in the future. The Corporation expects to fund these future cash costs from internal sources.

The following table summarizes the employee terminations by location and business segment. All terminations were completed by the end of the second quarter of fiscal 2003.

	Sara Lee Meats	Sara Lee Bakery Group	Beverage	Household Products	Intimates and Underwear	Corporate	Total
United States	846	268	—	—	1,746	20	2,880
Canada	—	—	—	—	84	—	84
Puerto Rico, Mexico and Latin America	48	—	—	—	11,548	—	11,596
Europe	84	210	90	—	2,490	—	2,874
Asia and Africa	—	381	—	48	716	—	1,145

	978	859	90	48	16,584	20	18,579

Bakery Actions

During the second quarter of fiscal 2003, the Corporation’s management approved a plan to reduce the cost structure of its Bakery business. This plan includes actions to sever 311 employees from the U.S. bakery business, exit leases and dispose of certain assets. The charge for these planned actions decreased pretax income, net income and diluted earnings per share for the year by $22 million, $14 million and $.02, respectively. The pretax charge of $22 million is reflected on the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statements of Income and consists of a $13 million charge for employee termination benefits, a $5 million charge for the exit of non-cancelable lease obligations, and a $4 million charge for expected losses on the disposal of leasehold improvements and equipment.

As of March 29, 2003, 258 of the employees targeted for termination had been severed, all other affected employees have been notified and the equipment targeted for disposal had been idled. All other actions associated with the charge are to be completed within a 12-month period. The net book value of the assets held for sale is less than $1 million.

The following table summarizes the charges taken for the approved exit activities and the related status as of March 29, 2003:

	Exit Costs Recognized	Writedown of Assets to Net Realizable Value	Cash Payments	Accrued Exit Costs as of March 29, 2003
	(In millions)
Employee termination and other benefits	$13	$—	$(4)	$9
Non-cancelable lease obligations	5	—	—	5
Expected losses on disposals of property and equipment	4	(4)	—	—

Total exit costs	$22	$(4)	$(4)	$14

Of the $22 million charge, $18 million requires the use of cash and $4 million is a non-cash charge. Of the $18 million of cash costs, $4 million has previously been expended and $14 million of cash expenditures are to be made in the future. The Corporation expects to fund these future cash costs from internal sources.

Future Restructuring Actions

In April 2003 the Corporation’s management approved the following restructuring actions:

Bakery—These actions include the closure of three manufacturing plants and the severance of 330 personnel. The manufacturing plants will be utilized through early July 2003 and accounted for as held for use facilities. After the facilities are idled, they will be held for sale. The reduced useful life and residual value of these facilities will result in increased depreciation expense over the period they are utilized. Substantially all severance actions are expected to occur in late June and early July and the severance costs will be accrued over the remaining service periods of the employee group to be terminated. In addition, the Corporation’s management approved actions to abandon the use of certain trademarks obtained in connection with the Earthgrains acquisition. The reduced economic life of these trademarks will result in increased amortization expense over the remaining period of use. A significant portion of the increased amortization will be recognized in the fourth quarter of fiscal 2003. The increased depreciation and amortization related to these actions is expected to be $12.7 million in the fourth quarter of 2003 and $1.9 million in fiscal 2004. The severance and other related costs expected to be recognized are $3.7 million in the fourth quarter of 2003 and $2.2 million in 2004.

Beverage—The Corporation expects to cease production at a domestic manufacturing facility prior to the end of fiscal 2003. This action is expected to result in the termination of 80 individuals. The cash costs for severance and other related expenses are expected to be $1 million. In addition, the Corporation expects that a loss of $1.2 million will be recognized on the disposal of equipment and other fixed assets.

4. Derivative Reporting

The Corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the Corporation uses derivative instruments and enters into various hedging transactions. A complete description of the Corporation’s hedging programs and the instruments that are used is included in the Corporation’s Form 10-K which is filed with the Securities and Exchange Commission. As of June 29, 2002, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $14 million. During the nine months ended March 29, 2003, $9 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $22 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at March 29, 2003 of an accumulated loss of $1 million. At March 29, 2003, the maximum maturity date of any cash flow hedge was approximately one year, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The Corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $9 million, at the time the underlying hedged transaction is realized.

During the nine months ended March 29, 2003, $1 million of losses from derivative contracts was reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur. Other disclosures related to hedge ineffectiveness and gains and losses excluded from the assessment of hedge effectiveness, have been omitted due to the insignificance of these amounts. During the nine months ended March 29, 2003, a net loss of $105 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustments account within stockholders’ equity.

5. Segment Information

The following is a summary of sales and operating segment income by business segment for the thirteen and thirty-nine weeks ended March 29, 2003 and March 30, 2002.

	Thirteen Weeks Ended
	Sales		Operating Segment Income
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(In millions)
Sara Lee Meats	$871	$869	$72	$78
Sara Lee Bakery	767	774	11	29
Beverage	706	601	119	102
Household Products	512	464	82	78
Intimates and Underwear	1,495	1,495	185	167

Total business segments	4,351	4,203	469	454
Intersegment sales	(1)	(3)	—	—

Total sales and operating segment income	4,350	4,200	469	454

Amortization of intangibles	—	—	(25)	(21)
General corporate expenses	—	—	(67)	(75)
Net interest expense	—	—	(49)	(51)

Net sales and income before income taxes	$4,350	$4,200	$328	$307

	Thirty-Nine Weeks Ended
	Sales		Operating Segment Income
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(In millions)
Sara Lee Meats	$2,770	$2,803	$275	$219
Sara Lee Bakery	2,451	2,173	77	67
Beverage	2,056	1,897	326	314
Household Products	1,522	1,428	246	233
Intimates and Underwear	4,864	4,840	607	354

Total business segments	13,663	13,141	1,531	1,187
Intersegment sales	(3)	(8)	—	—

Total sales and operating segment income	13,660	13,133	1,531	1,187

Amortization of intangibles	—	—	(74)	(52)
General corporate expenses	—	—	(184)	(218)
Net interest expense	—	—	(147)	(162)

Net sales and income before income taxes	$13,660	$13,133	$1,126	$755

6. Issued But Not Yet Effective Accounting Standards

Consolidation of Variable Interest Entities—In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 became effective for the Corporation on February 1, 2003 for variable interest entities created after January 31, 2003, and will become effective on July 1, 2003 for variable interest entities created prior to February 1, 2003. The Corporation does not expect the adoption of Interpretation No. 46 to have a material impact on its fiscal 2003 or fiscal 2004 consolidated financial statements.

7. Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

SARA LEE CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Results of Operations

and Financial Condition

Results of Operations

The following is a discussion of the results of operations for the third quarter and first nine months of fiscal 2003 compared with the third quarter and first nine months of fiscal 2002, and a discussion of the changes in financial condition during the first nine months of fiscal 2003.

Consolidated Results—Third Quarter of Fiscal 2003 Compared with Third Quarter of Fiscal 2002

Operating results by business segment in the third quarter of fiscal 2003 compared with the third quarter of fiscal 2002 are as follows:

	Thirteen Weeks Ended
	Sales		Operating Segment Income
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(In millions)
Sara Lee Meats	$871	$869	$72	$78
Sara Lee Bakery	767	774	11	29
Beverage	706	601	119	102
Household Products	512	464	82	78
Intimates and Underwear	1,495	1,495	185	167

Total business segments	4,351	4,203	469	454
Intersegment sales	(1)	(3)	—	—

Total sales and operating segment income	4,350	4,200	469	454

Amortization of intangibles	—	—	(25)	(21)
General corporate expenses	—	—	(67)	(75)
Net interest expense	—	—	(49)	(51)

Net sales and income before income taxes	$4,350	$4,200	$328	$307

The following table summarizes net sales and operating segment income performance for the third quarter of fiscal 2003 and 2002 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance—	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$4,350	$4,200	$150	3.6%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$242	$—	$242
Acquisitions/dispositions	1	4	(3)

Total significant items	$243	$4	$239

Operating segment income	$469	$454	$15	3.3%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$37	$—	$37
Exit activities and business dispositions	1	5	(4)
Acquisitions/dispositions	—	(5)	5

Total significant items	$38	$—	$38

Significant Items—There are three significant items that affect the Corporation’s results of operations. The following is a discussion of these items.

Impact of Changes in Foreign Currency Exchange Rates—During fiscal 2003, approximately 40% of the Corporation’s sales and operating segment income are being generated in a number of foreign currencies. Changes in foreign currency exchange rates between the local currency in these nations and the U.S. dollar impact the Corporation’s reported sales and operating segment income. In the third quarter of fiscal 2003, changes in foreign currency exchange rates increased sales in the quarter by $242 million, or 5.8%, and increased total operating segment income in the quarter by $37 million, or 8.4%.

Exit Activities and Business Dispositions—The Corporation recognized certain exit activities and business dispositions which affect the comparability of the Consolidated Statements of Income and segment operating results for the third quarter of fiscal 2003 and 2002 as follows:

•	In the third quarter of fiscal 2003, the Corporation completed certain exit activities and business dispositions that were initiated in prior quarters for amounts more favorable than originally estimated. The impact of these exit activities and business dispositions was to increase both pretax income and net income during the third quarter of fiscal 2003 by $1 million, which did not impact diluted earnings per share. The net $1 million pretax benefit during the quarter is displayed in the Consolidated Statement of Income on the line titled “(Income from) charges for exit activities and business dispositions”. The net pretax benefit from these actions was reflected in the results of the Corporation’s business segments as follows: Sara Lee Meats—a charge of $1 million; Intimates and Underwear—a credit of $2 million.

•

In the third quarter of fiscal 2002, the Corporation’s management completed certain exit activities and business dispositions that were initiated in prior quarters for amounts that were more favorable than previously estimated. The impact of these exit activities was to increase pretax income and net income by $5 million and $3 million, respectively. These actions did not impact reported diluted earnings per share. The net $5 million pretax benefit during the quarter is displayed on the following lines in the Consolidated Statement of Income—a $3 million benefit in “Cost of sales—product line exit costs”, and a $2 million benefit on the line titled “(Income from) charges for exit activities and business dispositions”. The net pretax benefit from these actions was reflected as a credit in the Intimates and Underwear segment.

•	A complete description of the exit activities and business dispositions in the third quarter of fiscal 2003 and the cumulative activity from the initiation of these actions is presented in Note 3 to the Consolidated Financial Statements. The impact of these actions on each segment’s performance is discussed as part of the Operating Results by Business Segment that starts on page 20.

•	The exit activities initiated by the Corporation are intended to improve the competitive structure and operating efficiencies of the Corporation and are expected to result in savings of $211 million during fiscal 2003. It is estimated that during the third quarter of fiscal 2003, the exit activities have improved operating segment income by $34 million over the benefits recognized in the third quarter of the prior year. The exit activities generated savings of approximately $58 million in the third quarter of fiscal 2003 as compared to approximately $24 million in the third quarter of fiscal 2002.

Impact of Acquisitions and Dispositions—The reported net sales and operating segment income were impacted by acquisitions and dispositions of businesses that were completed subsequent to the beginning of the prior year third quarter. The impact of acquisitions, net of dispositions, in the third quarter of fiscal year 2003 decreased reported net sales by 0.1% and increased total operating segment income by 1.0%.

Operating Results—The following is a summary of the operating results for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002, including a discussion of the significant items that affected the periods.

Net Sales—Consolidated net sales increased by $150 million, or 3.6%, over the year ago quarter. The strengthening of foreign currencies, particularly the euro, in relation to the U.S. dollar, had the effect of increasing reported sales by $242 million, or 5.8% in the quarter. The average exchange rate for the euro, which improved 14.6% versus the U.S. dollar as compared to the same period of fiscal 2002, was primarily responsible for this increase. Businesses acquired net of businesses sold subsequent to the start of the third quarter of the prior fiscal year decreased reported sales by $3 million, or 0.1%. Thus, the remaining net sales decrease of $89 million, or 2.1%, was due to sales growth in Beverage which was offset by sales declines in Sara Lee Meats, Sara Lee Bakery, Household Products and Intimates and Underwear.

Gross Margin Percent—In the third quarter of fiscal 2003, the gross margin percent was 40.1% as compared to 38.7% in the comparable period of the prior year. Gross margins increased in the Beverage, Household Products and Intimates and Underwear segments and declined in the Sara Lee Meats and Sara Lee Bakery segments. Benefits from the exit activities completed by the Corporation and lower commodity costs were primarily responsible for the overall improvement in the Corporation’s gross margin percentage.

Selling, General and Administrative (SG&A) Expenses—SG&A expenses increased 7.8% as increases in media advertising and promotion and the strengthening of foreign currencies, particularly the euro, in relation to the U.S. dollar increased the overall level of SG&A expenses over the comparable period of the prior year. When measured as a percentage of sales, SG&A expenses were 31.5% in the third quarter of fiscal 2003 and 30.3% in the comparable period of the prior fiscal year. Measured as a percent of sales, SG&A expenses increased in the Sara Lee Meats, Beverage, Household Products and Intimates and Underwear segments as media advertising and promotion activities increased to support key brands and new product introductions.

Total Operating Segment Income—Total operating segment income is defined as pretax income before interest, intangible amortization and unallocated corporate expenses. Total operating segment income increased by $15 million from $454 million in last year’s third quarter to $469 million in the third quarter of fiscal 2003—an increase of 3.3%. Significant factors impacting the $15 million increase in total operating segment income were as follows:

•	The strengthening of key foreign currencies, particularly the euro, increased total operating segment income by $37 million.

•	The impact of businesses acquired net of businesses sold subsequent to the start of the third quarter of the prior fiscal year increased total operating segment income by $5 million.

•	The Corporation recognized an additional $4 million of income from exit activities and business dispositions in the third quarter of fiscal year 2002 as compared to the third quarter of fiscal year 2003. In the third quarter of fiscal 2002, the Corporation recognized income from exit activities and business dispositions of $5 million, while in the third quarter of fiscal 2003, income of $1 million was recognized from the restructuring activities.

The remaining total operating segment income decrease of $23 million, or 5.3%, was due to declines in the Sara Lee Meats, Sara Lee Bakery, Beverage, and Household Products segments and increases in the Intimates and Underwear segment. This $23 million decrease reflects several offsetting factors, including:

•	Gross profit margins improved as a result of lower commodity costs and operating efficiencies resulting from the completion of various restructuring activities. The benefits resulting from the completed restructuring actions were $34 million higher than in the comparable period of the prior year.

•	Advertising and promotional expenses were $40 million more than in the comparable period of the prior year.

Interest Expense and General Corporate Expenses—Net interest expense in the third quarter decreased from $51 million in fiscal 2002 to $49 million in fiscal 2003. This decline was due to lower average interest rates and borrowing levels. General corporate expenses, which are costs not directly attributable to specific business segment operations, decreased $8 million as a result of lower corporate office expenses, reduced consulting costs and other costs associated with information technology projects. The Corporation also redeemed $250 million of 8.5% fixed-rate debt and recognized a loss of $9 million in the quarter from this transaction.

Taxes—The effective tax rate increased from 16.2% in last year’s third quarter to 18.1% of pretax income in the third quarter of fiscal 2003. The impact of exit activities and business dispositions had a minimal impact on the tax rate in both periods. In the third quarter of fiscal 2002, the Corporation reduced its year-to-date effective tax rate to reflect the settlement of certain tax issues in foreign jurisdictions and this was largely responsible for the lower tax rate in that period.

Consolidated Net Income and Diluted Earnings Per Share—Consolidated net income in the third quarter of fiscal 2003 increased by $12 million, or 4.7%, from the comparable period of the prior year. Increased operating segment income, lower corporate expenses and lower interest expense were offset in part by reduced amounts recognized from restructuring activities and an increase in the effective tax rate. Diluted earnings per share increased 6.5% from $.31 in the third quarter of fiscal 2002 to $.33 in the third quarter of fiscal 2003. The denominator in the diluted EPS computation declined primarily as a result of the Corporation purchasing outstanding common stock.

Operating Results by Business Segment—Third Quarter of Fiscal 2003 Compared with Third Quarter of Fiscal 2002

The Corporation’s worldwide operations are managed based upon five business segments. The following is a description of each of the Corporation’s business segments.

•	Sara Lee Meats produces a wide variety of packaged meats with operations in the United States, Europe and Mexico. Products include hot dogs, breakfast sausages, smoked sausages, deli and lunch meats, meat snacks and hams.

•	Sara Lee Bakery produces fresh bread and refrigerated dough in the United States and Europe, and frozen desserts in the United States and Australia.

•	The Beverage segment includes retail and foodservice coffee and tea sales in major markets around the world.

•	Household Products markets household and personal care items in many countries worldwide, with an emphasis on the four core categories of body care, shoe care, air care and insecticides in Europe, North America and Asia. Products are sold to retailers and direct to the consumer.

•	Intimates and Underwear designs, manufactures and sells branded “innerwear” products such as intimate apparel, underwear, sportswear and legwear. 95% of this segment’s revenues are generated in the United States and Europe.

Sara Lee Meats

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$871	$869	$2	0.1%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$33	$—	$33
Acquisitions/dispositions	—	3	(3)

Total significant items	$33	$3	$30

Operating segment income	$72	$78	$(6)	(7.2)%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$4	$—	$4
Exit activities and business dispositions	(1)	—	(1)
Acquisitions/dispositions	—	(1)	1

Total significant items	$3	$(1)	$4

Net sales in the Sara Lee Meats segment increased by $2 million, or 0.1%, to $871 million in the third quarter of fiscal 2003 from $869 million in the prior year third quarter. During the period, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales in the quarter by $33 million, or 3.8%. Dispositions completed subsequent to the beginning of the third quarter last year reduced net sales by $3 million, or 0.4%. Unit volumes were unchanged as compared to the prior year quarter with unit volume decreases in the U.S. and Europe, offset by increases in Mexico as a later Easter holiday in the current year delayed shipments in the U.S. The remaining net sales decrease of $28 million, or 3.3%, was principally the result of increased promotional pricing and sales incentives to meet competitive pressures, and the impact on net sales from lower unit volumes in the U.S. and Europe, which were only partially offset by the sales impact of unit volume increases in Mexico.

The Sara Lee Meats gross margin percentage decreased from 30.3% in the third quarter of fiscal 2002 to 30.0% in the third quarter of fiscal 2003 primarily as a result of increases in sales incentives and promotional pricing, partially offset by benefits associated with supply chain centralization, exit activities and lower commodity costs.

Operating segment income in Sara Lee Meats decreased by $6 million, from $78 million in the prior year third quarter to $72 million in the third quarter of fiscal 2003—a decrease of 7.2%. Changes in foreign currency, particularly the euro, increased reported operating segment income by $4 million, or 5.5%. Dispositions completed subsequent to the beginning of the third quarter of last year increased operating segment income by $1 million, or 0.3%. A charge of $1 million in the third quarter of the current year for exit activities and business dispositions reduced operating segment income by 1.4%. Therefore, the remaining operating segment income decrease of $10 million, or 11.6% as compared to the comparable quarter of the prior year, is the result of lower gross margins, and increased costs associated with the new warehouse, distribution and delivery system, and media, advertising and promotion expenditures.

Sara Lee Bakery

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$767	$774	$(7)	(0.9)%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$24	$—	$24
Acquisitions/dispositions	1	—	1

Total significant items	$25	$—	$25

Operating segment income	$11	$29	$(18)	(63.4)%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$2	$—	$2
Exit activities and business dispositions	—	—	—
Acquisitions/dispositions	—	(1)	1

Total significant items	$2	$(1)	$3

Net sales in the Sara Lee Bakery segment decreased $7 million, or 0.9% over the comparable prior year quarter. Changes in foreign currency exchange rates increased reported net sales by $24 million, or 3.1%, and the impact of acquisitions increased net sales by $1 million, or 0.1%. Therefore, the remaining net sales decline of $32 million, or 4.1%, was primarily a result of a decline in unit volumes. Unit volumes declined 2% during the third quarter of fiscal 2003 as a result of unit volume declines in both the U.S. fresh bread category from a competitive marketplace and the U.S. frozen category from a decline in foodservice shipments, partially offset by unit volume increases in the European fresh bread operations.

The gross margin in the Sara Lee Bakery segment fell 2.5% from 43.2% in the third quarter of fiscal 2002 to 40.7% in the third quarter of fiscal 2003 as a result of lower unit volumes, higher costs for wages and employee benefits and higher costs for certain key ingredients.

Operating segment income in the Sara Lee Bakery segment declined by $18 million from $29 million in the third quarter of fiscal 2002 to $11 million in the third quarter of fiscal 2003. Changes in foreign currency, particularly the euro, increased reported operating segment income by $2 million, or 7.4%. Dispositions completed subsequent to the beginning of the third quarter of last year increased operating segment income by $1 million, or 1.8%. Therefore, the remaining operating segment income decline of $21 million, or 72.6% during the quarter, was attributable to lower gross margins, higher costs for wages and employee benefits such as health care and pensions, and spending on support for new products, partially offset by savings from the restructuring actions commenced in the second quarter of fiscal 2003.

Beverage

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$706	$601	$105	17.8%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$63	$—	$63
Acquisitions/dispositions	—	—	—

Total significant items	$63	$—	$63

Operating segment income	$119	$102	$17	15.9%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$17	$—	$17
Exit activities and business dispositions	—	—	—
Acquisitions/dispositions	—	—	—

Total significant items	$17	$—	$17

Net sales in the Beverage segment increased by $105 million, or 17.8%, to $706 million in the third quarter of fiscal 2003, reflecting the impact of changes in foreign currency and improved sales performance in Europe and Brazil. Unit volumes were unchanged in the quarter as strong shipments in Europe and improved shipments in Brazil were offset by continued declines in the U.S. market. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $63 million, or 10.5%. Acquisitions and dispositions did not have a significant impact on this segment during the quarter. Therefore, the remaining net sales increase of $42 million, or 7.2% compared to the prior year quarter, was due to a favorable sales mix in Europe and improved shipments in Brazil, which were partially offset by a competitive pricing environment in the U.S.

The gross margin percent in the Beverage segment increased 1.2% from 44.8% in the third quarter of the prior year to 46.0% in the third quarter of fiscal 2003. Gross margins were favorably impacted by changes in foreign exchange rates and positive results in Europe that included a favorable mix of products as compared to the prior year quarter including, the continued rollout of new higher margin products. These results were partially offset by continued competitive pricing pressure in the U.S. market.

Operating segment income for the Beverage segment increased $17 million, or 15.9%, to $119 million in the third quarter of fiscal 2003 from $102 million in the third quarter of fiscal 2002. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $17 million, or 16.7%. Acquisitions did not have a significant impact on the segment during the quarter. Therefore, the remaining operating segment income difference was unchanged for the quarter, or down less than 1% when measured on a percentage basis. This performance reflects improved operating results in Europe from new product introductions offset by continued weakness in the U.S. market.

Household Products

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$512	$464	$48	10.3%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$52	$—	$52
Acquisitions/dispositions	—	—	—

Total significant items	$52	$—	$52

Operating segment income	$82	$78	$4	5.3%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$10	$—	$10
Exit activities and business dispositions	—	—	—
Acquisitions/dispositions	—	—	—

Total significant items	$10	$—	$10

Net sales in the Household Products segment increased by $48 million, or 10.3%, and operating segment income increased by $4 million, or 5.3%. There were no exit activities, acquisitions or dispositions impacting the reported results. The impact of changes in foreign currency exchange rates increased reported sales by 11.2% ($52 million) and operating segment income by 13.1% ($10 million), as the weakening of the currency in Mexico was offset by gains in Europe, South Africa and the United Kingdom. Gross margins in the Household Products segment increased 1.4% to 56.4% from 55.0% in the prior year comparable quarter driven by improved margins in Direct Selling operations as sales started to recover in Argentina which offset weak results in Mexico. Unit volumes for this segment’s four core categories—shoe care, body care, insecticides and air care—were unchanged from the prior year quarter, with unit volume declines in shoe care offset by increases in body care, air care and insecticides. As a result, the remaining net sales decrease was $4 million, or 0.9%, and the remaining operating segment income decrease was $6 million, or 7.8%. These declines in net sales and operating segment income are primarily from lower results from the traditional Household Products categories of shoe care and air care, partially offset by improved results in the Direct Selling businesses.

Intimates and Underwear

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$1,495	$1,495	$—	—%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$70	$—	$70
Acquisitions/dispositions	—	1	(1)

Total significant items	$70	$1	$69

Operating segment income	$185	$167	$18	11.3%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$4	$—	$4
Exit activities and business dispositions	2	5	(3)
Acquisitions/dispositions	—	(3)	3

Total significant items	$6	$2	$4

Net sales were unchanged from the prior year comparable quarter at $1,495 million in the third quarter of fiscal 2003. The impact of foreign currency exchange rate changes during the quarter, particularly the euro and British pound sterling, increased reported sales during the quarter by $70 million, or 4.7%. The impact of dispositions completed subsequent to the start of the prior year third quarter reduced net sales by $1 million. As a result, the remaining net sales decrease was $69 million, or 4.7%. Unit volumes in this segment, excluding acquisitions and dispositions, declined 3% during the quarter. Unit volume by segment component consists of a 10% unit volume decrease in worldwide Legwear, a 4% decrease in Knit Products and no change in Intimates. This $69 million remaining net sales decrease is primarily driven by unit volume declines in both Legwear and Knit Products.

The gross margin percent increased by 3.7%, from 33.8% in the third quarter of fiscal 2002 to 37.5% in the third quarter of fiscal 2003, reflecting the benefits from the Corporation’s restructuring activities, and lower raw materials costs.

Intimates and Underwear operating segment income increased by $18 million in the third quarter of fiscal 2003, from $167 million in the third quarter of fiscal 2002 to $185 million. The third quarter of fiscal 2002 includes a benefit from exit activities of $5 million, while the third quarter of fiscal 2003 includes a benefit of $2 million. Operating losses of $3 million from certain non-core businesses that were disposed of last year are included in the prior year quarter’s results. Changes in foreign currency exchange rates, particularly the euro, increased reported operating segment income by $4 million, or 2.8%. Therefore, the remaining operating segment income increase of $14 million, or 8.0%, was due to increased gross margins, partially offset by increased media and advertising spending to support new product introductions.

Consolidated Results—First Nine Months of Fiscal 2003 Compared with First Nine Months of Fiscal 2002

Operating results by business segment in the first nine months of fiscal 2003 compared with the first nine months of fiscal 2002 are as follows:

	Thirty-Nine Weeks Ended
	Sales		Operating Segment Income
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(In millions)
Sara Lee Meats	$2,770	$2,803	$275	$219
Sara Lee Bakery	2,451	2,173	77	67
Beverage	2,056	1,897	326	314
Household Products	1,522	1,428	246	233
Intimates and Underwear	4,864	4,840	607	354

Total business segments	13,663	13,141	1,531	1,187
Intersegment sales	(3)	(8)	—	—

Total sales and operating segment income	13,660	13,133	1,531	1,187
Amortization of intangibles	—	—	(74)	(52)
General corporate expenses	—	—	(184)	(218)
Net interest expense	—	—	(147)	(162)

Net sales and income before income taxes	$13,660	$13,133	$1,126	$755

The following table summarizes net sales and operating segment income performance for the first nine months of fiscal 2003 and 2002 and certain significant items that affected the comparability of these amounts.

	Thirty-Nine Weeks Ended
Corporate Performance—	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$13,660	$13,133	$527	4.0%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$454	$—	$454
Acquisitions/dispositions	315	23	292

Total significant items	$769	$23	$746

Total operating segment income	$1,531	$1,187	$344	29.0%

Significant items impacting operating total segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$76	$—	$76
Exit activities and business dispositions	13	(183)	196
Acquisitions/dispositions	21	(10)	31

Total significant items	$110	$(193)	$303

Significant Items—There are three significant items that affect the Corporation’s results of operations. The following is a discussion of these items.

Impact of Changes in Foreign Currency Exchange Rates—In the first nine months of fiscal 2003, as compared to the first nine months of fiscal 2002, changes in foreign currency exchange rates, primarily in the euro, increased reported sales by $454 million, or 3.5%, and increased reported total operating segment income by $76 million, or 5.5%.

Exit Activities and Business Dispositions—The Corporation recognized certain exit activities and business dispositions which affect the comparability of the Consolidated Statements of Income and segment operating results for the first nine months of fiscal 2003 and 2002 as follows:

•	During the first nine months of fiscal 2003, the Corporation recognized costs for exit activities in the Bakery segment and completed certain previously announced exit activities and business dispositions for amounts more favorable than originally estimated. The net impact of these exit activities and business dispositions was to increase pretax income and net income by $13 million and $12 million, respectively, or $0.01 per diluted share. In the first nine months of fiscal 2003, the Corporation’s management approved actions to reorganize certain administrative and manufacturing processes in the Sara Lee Bakery segment. The action in the Sara Lee Bakery segment resulted in a pretax and after—tax charge of $22 million and $14 million, respectively—or $0.02 per diluted share. The Corporation completed certain previously announced exit activities and business dispositions for amounts that were more favorable than originally estimated. The previously announced exit activities and business dispositions that were completed resulted in an increase in pretax income and net income of $35 million and $26 million, respectively—or $0.03 of diluted earnings per share. The net $13 million pretax benefit during the period is displayed in the Consolidated Statements of Income on the line titled “(Income from) charges for exit activities and business dispositions”. The net pretax benefit from these actions was reflected in the results of the Corporation’s business segments as follows: Sara Lee Meats—a credit of $7 million; Sara Lee Bakery—a charge of $18 million; Intimates and Underwear—a credit of $24 million.

•	In the first nine months of fiscal 2002, the Corporation’s management approved exit activities and business dispositions that resulted in a pretax charge of $183 million, a reduction in net income of $111 million, or $0.14 per diluted share. The $183 million pretax charge consists of a $177 million net charge for the cost of defined exit activities and a $6 million charge related to the net impact of certain planned business dispositions. The net pretax charge is displayed in the Consolidated Statements of Income on the following lines—a $190 million charge on the line titled “(Income from) charges for exit activities and business dispositions” and a $7 million credit reflected on the line titled “Cost of sales—product line exit costs”. The net pretax charge is recognized in the results of the operating segments as follows: Sara Lee Meats—a charge of $35 million; Sara Lee Bakery—a charge of $51 million; Beverage—a charge of $7 million; and Intimates and Underwear—a charge of $90 million.

•	A complete description of the exit activities and business dispositions from the initiation of the program is presented in Note 3 to the Consolidated Financial Statements.

•	The exit activities and business dispositions are intended to improve the competitive structure and operating efficiencies of the Corporation and are expected to result in savings of $211 million during fiscal 2003. It is estimated that the benefits of the exit activities completed have improved operating segment income by $99 million over the benefits realized in the prior year nine-month period. Exit activities improved operating segment income by approximately $158 million in the first nine months of fiscal 2003, as compared to approximately $59 million of savings in the first nine months of fiscal 2002.

Impact of Acquisitions and Dispositions—The reported net sales and operating segment income for the first nine months of fiscal 2003 and 2002 were impacted by acquisitions and dispositions. The impact of acquisitions, net of dispositions, increased reported net sales by 2.2% and increased reported operating segment income by 2.3%. This impact is primarily the result of the acquisition of The Earthgrains Company (Earthgrains), which was acquired during the first quarter of fiscal 2002. The results of operations of Earthgrains have been included in the consolidated financial results of the Corporation since August 8, 2001. As a result, the first nine months of fiscal 2003 includes the consolidated financial results of Earthgrains for 38 more days than in the first nine months of fiscal 2002. The sales and operating segment income generated by the Earthgrains business for the first 38 days of fiscal 2003 were $284 million and $17 million, respectively.

Operating Results—The following is a summary of the operating results for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 including a discussion of the significant items that affected the periods.

Net Sales—Consolidated net sales increased $527 million, or 4.0%, in the first nine months of fiscal 2003 to $13,660 million. The strengthening of foreign currencies, particularly the euro, contributed $454 million, or 3.5% of this increase. Acquisitions, net of dispositions, completed subsequent to the start of the prior fiscal year, increased net sales by $292 million, or 2.2%. Thus, the remaining net sales decrease of $219 million, or 1.7%, in the first nine months of fiscal 2003, was due to sales growth in the Beverage and Household Products segments, offset by sales declines in the Sara Lee Meats, Sara Lee Bakery and Intimates and Underwear segments.

Gross Margin Percent—For the first nine months of fiscal 2003, the gross margin percent increased 2.1% to 39.8% as compared to 37.7% in the first nine months of fiscal 2002. Gross margin percentages declined in the Sara Lee Bakery segment and increased in the Sara Lee Meats, Beverage, Household Products and Intimates and Underwear segments.

SG&A Expenses—SG&A expenses increased 8.4% over the comparable nine month period in the prior year primarily due to increases in media advertising and promotion activities to support new product launches and the strengthening of foreign currencies, particularly the euro, which increased the overall level of SG&A. When measured as a percentage of sales, SG&A expenses increased by 1.2%, from 29.3% of sales in the first nine months of fiscal 2002 to 30.5% in the first nine months of fiscal 2003. SG&A expenses, measured as a percent of sales, increased in the Beverage and Intimates and Underwear segment to support these segments’ new products, while SG&A expenses increased in the Sara Lee Meats segment due to increased costs associated with the centralization of certain operating and administrative functions.

Total Operating Segment Income—Total operating segment income increased by $344 million, or 29.0% in the first nine months of fiscal 2003 to $1,531 million. Significant factors contributing to the $344 million increase in total operating segment income were as follows:

•	In the first nine months of fiscal 2002, the Corporation recognized a charge for exit activities and business dispositions of $183 million, while in the first nine months of fiscal 2003, income of $13 million was recognized as a result of restructuring activities. The $196 million difference between these two amounts was the most significant factor impacting the change in total operating segment income.

•	The strengthening of key foreign currencies, particularly the euro, increased total operating segment income by $76 million.

•	The impact of businesses acquired net of businesses sold subsequent to the start of the prior fiscal year increased total operating segment income by $31 million.

The remaining total operating segment income increase of $41 million, or 2.9%, was due to the total operating segment income decline in the Sara Lee Bakery, Beverage and Household Products segments and the increase in the Sara Lee Meats and Intimates and Underwear segments. This $41 million increase in total operating segment income reflects several offsetting factors, including:

•	Gross profit margins improved as a result of lower commodity costs and operating efficiencies resulting from the completion of various restructuring activities. The benefits resulting from the completed restructuring actions were $99 million higher than in the comparable period of the prior year.

•	Advertising and promotional expenses were $76 million more than in the comparable period of the prior year.

Interest Expense and General Corporate Expenses—Net interest expense declined by $15 million in the first nine months of fiscal 2003 as a combination of lower interest rates and lower average borrowings impacted the period. General corporate expenses declined by $34 million, from $218 million in the first nine months of fiscal 2002 to $184 million in the first nine months of fiscal 2003 as lower spending on corporate-wide technology projects, decreased minority interest expense and lower corporate compensation all contributed to this decrease. Intangible amortization increased from $52 million in the first nine months of fiscal 2002 to $74 million in the first nine months of fiscal 2003.

Taxes—The effective tax rate increased from 12.7% in last year’s first nine months to 17.9% of pretax income in the first nine months of fiscal 2003, reflecting the impact of charges for exit activities and business dispositions in the prior year tax rate. The impact of exit activities and business dispositions reduced the resulting tax rate by approximately 5.3 percentage points in fiscal 2002 and had no impact on the rate in fiscal 2003.

Consolidated Net Income and Diluted Earnings Per Share—Consolidated net income of $925 million in the first nine months of fiscal 2003 was $266 million, or 40.3% higher than the comparable period of the prior year. $123 million of the change in net income results from the fact that in the first nine months of fiscal 2002 an after-tax charge of $111 million was recognized for exit and business disposition activities while a benefit of $12 million was recognized in fiscal 2003. The remaining $143 million increase in net income was primarily due to the strengthening of key foreign currencies versus the dollar; the impact of business acquisition and disposition activity; and incremental benefits resulting from operating efficiencies obtained through restructuring actions offset in part by higher advertising and promotional activities. Diluted earnings per share increased from $0.80 in the first nine months of fiscal 2002 to $1.13 in the first nine months of 2003, a change of 41.3%. The denominator in the Diluted EPS computation declined primarily as a result of the Corporation purchasing outstanding common stock.

Operating Results by Business Segment—First Nine Months of Fiscal 2003 Compared with First Nine Months of Fiscal 2002

Sara Lee Meats

	Thirty-Nine Weeks Ended
	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$2,770	$2,803	$(33)	(1.2)%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$69	$—	$69
Acquisitions/dispositions	14	5	9

Total significant items	$83	$5	$78

Operating segment income	$275	$219	$56	25.6%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$9	$—	$9
Exit activities and business dispositions	7	(35)	42
Acquisitions/dispositions	1	(1)	2

Total significant items	$17	$(36)	$53

Net sales in the Sara Lee Meats segment decreased by $33 million, or 1.2%, to $2,770 million from $2,803 million in the prior year nine-month period. During the first nine months of fiscal 2003, the strengthening of the euro, partially offset by the weakening in the Mexican peso, increased reported net sales by $69 million, or 2.5%. The impact of acquisitions, net of dispositions, completed subsequent to the start of the prior fiscal year, increased net sales by 0.3%. Therefore, the remaining net sales decline was $111 million, or 4.0%. Unit volumes, excluding acquisitions, for the first nine months of fiscal 2003 increased by 1% as strength in Mexico and the retail and deli channels in the U.S. offset weakness in the foodservice channel. This remaining net sales decline of $111 million was principally the result of higher levels of promotional pricing and sales incentives to meet competitive pressures resulting from lower commodity costs.

The Sara Lee Meats gross margin percentage increased from 29.3% in the first nine months of fiscal 2002 to 31.3% in the first nine months of fiscal 2003 primarily as a result of lower commodity costs and benefits associated with the recent supply chain centralization and exit activities, partially offset by increases in trade promotion and other promotional pricing.

Operating segment income in Sara Lee Meats increased by $56 million, or 25.6%, from $219 million in the first nine months of fiscal 2002 to $275 million in the first nine months of fiscal 2003. This increase was impacted by amounts recognized for exit activities in both periods. For the first nine months of fiscal 2002, the Corporation recognized $35 million of charges associated with exit activities, while in the first nine months of fiscal 2003 the Corporation recognized $7 million of benefits from the completion of exit activities. The difference between these two amounts accounted for $42 million of the $56 million of growth in operating segment income. Changes in foreign currency, particularly the euro, increased reported operating segment income by $9 million, or 3.5%. Acquisitions and dispositions completed subsequent to the beginning of the prior fiscal year increased operating segment income by $2 million, or 0.5%. Therefore, the remaining operating segment income increase of $3 million, or 1.7%, resulted from higher gross margins, which were offset in part by costs associated with a new order management and delivery system and costs associated with the centralization of certain operating and administrative functions.

Sara Lee Bakery

	Thirty-Nine Weeks Ended
	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$2,451	$2,173	$278	12.8%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$46	$—	$46
Acquisitions/dispositions	284	—	284

Total significant items	$330	$—	$330

Operating segment income	$77	$67	$10	13.9%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$4	$—	$4
Exit activities and business dispositions	(18)	(51)	33
Acquisitions/dispositions	17	(1)	18

Total significant items	$3	$(52)	$55

Net sales in the Sara Lee Bakery segment increased in the first nine months of fiscal 2003 by $278 million, or 12.8% over the comparable prior year period as the current year period includes an additional 38 days of operating results from the Earthgrains business. The Earthgrains business was acquired in the first quarter of fiscal 2002. The 38 days of operating results from the Earthgrains business in the first quarter of fiscal 2003 increased reported net sales by $284 million, or 13.1%. Changes in foreign currency exchange rates, particularly the euro, increased reported net sales by $46 million, or 2.1%. Unit volumes in the Sara Lee Bakery segment, excluding acquisitions, declined 2%, as a result of unit volume declines in the U.S. fresh bread category from a competitive marketplace that were partially offset by unit volume gains in the refrigerated dough categories. Therefore, the remaining net sales decline of $52 million, or 2.4%, was primarily a result of the decline in unit volumes.

The gross margin percentage in the Sara Lee Bakery segment fell 1.5% from 43.1% in the first nine months of fiscal 2002 to 41.6% in the first nine months of fiscal 2003 as lower unit volumes, higher costs for wages and employee benefits, higher costs for certain key ingredients and an unfavorable product mix contributed to this decline.

Operating segment income in the Sara Lee Bakery segment improved by $10 million, or 13.9%, from $67 million in the first nine months of fiscal 2002 to $77 million in the first nine months of fiscal 2003. This increase was impacted by the Corporation’s charges for exit activities that are included in each period. In the first nine months of fiscal 2002 and 2003, the Bakery group recorded charges for exit activities of $51 million and $18 million, respectively, which accounted for $33 million, or 33.9%, of the increase in operating segment income. An additional 38 days of operating segment income from the Earthgrains business is reflected in the first nine months of fiscal 2003 which contributed $18 million toward fiscal 2003 operating segment income, or 14.9% of the operating segment income increase. The impact of changes in foreign currencies during the period increased reported operating segment income by $4 million, or 3.7%. Therefore, the remaining operating segment income decline of $45 million, or 38.6% during the nine-month comparable period, was attributable to lower gross margins, higher costs for both wages and employee benefits such as health care and pensions, and costs to support new products.

Beverage

	Thirty-Nine Weeks Ended
	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$2,056	$1,897	$159	8.4%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$127	$—	$127
Acquisitions/dispositions	17	—	17

Total significant items	$144	$—	$144

Operating segment income	$326	$314	$12	3.8%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$34	$—	$34
Exit activities and business dispositions	—	(7)	7
Acquisitions/dispositions	3	—	3

Total significant items	$37	$(7)	$44

Net sales in the Beverage segment increased by $159 million, or 8.4%, to $2,056 million in the first nine months of fiscal 2003, reflecting the impact of changes in foreign currency and the results of recent acquisitions. Unit volumes for roasted coffee and coffee concentrates declined 2% in the first nine months of fiscal 2003 due to competitive pressures in the U.S. retail and out-of-home markets and the impact of lower volumes in Brazil from a price increase instituted earlier in the year. The impact of foreign currency changes, particularly in the euro but partially offset in Brazil, increased reported net sales by $127 million, or 6.7% in the first nine months of fiscal 2003 as compared to the prior year period. Net sales of businesses acquired subsequent to the start of the prior fiscal year increased net sales by $17 million, or 0.9%. Thus, the remaining net sales increase of $15 million, or 0.8% compared to the prior year nine-month period, was primarily attributable to continued improvement in European retail and out-of-home markets, and the impact of the price increase in Brazil, partially offset by the continued weakness in the U.S. market.

The gross margin percentage in the Beverage segment increased 1.3% from 44.2% in the first nine months of fiscal 2002 to 45.5% in the first nine months of fiscal 2003, as the gross margin was favorably impacted by an improved product mix in Europe toward higher margin products plus the favorable impact from the change in foreign currency exchange rates.

Operating segment income for the Beverage segment increased $12 million, or 3.8%, to $326 million in the first nine months of fiscal 2003 from $314 million in the prior year comparable period. In the prior year nine-month period, the Beverage segment recognized a $7 million benefit for exit activities, while no exit activities were recorded in the current year. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $34 million, or 10.6%, and the impact of acquisitions completed subsequent to the start of fiscal 2002 improved operating segment income by $3 million, or 1.0%. Therefore, the remaining operating segment income decline of $32 million, or 10.4% during the first nine months of fiscal 2003, was due to higher media advertising and promotion expenditures that were directed toward new product introductions and a competitive retail marketplace in the U.S.

Household Products

	Thirty-Nine Weeks Ended
	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$1,522	$1,428	$94	6.6%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$76	$—	$76
Acquisitions/dispositions	—	—	—

Total significant items	$76	$—	$76

Operating segment income	$246	$233	$13	5.9%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$20	$—	$20
Exit activities and business dispositions	—	—	—
Acquisitions/dispositions	—	—	—

Total significant items	$20	$—	$20

Net sales in the Household Products segment increased by $94 million, or 6.6%, and operating segment income increased by $13 million, or 5.9%. There were no significant exit activities, acquisitions or dispositions impacting the reported results. The impact of changes in foreign currency exchange rates increased reported sales by 5.3% ($76 million) and operating segment income by 8.4% ($20 million), as the weakening of currencies in Argentina and Mexico were offset by gains in the euro and the British pound sterling. Gross margins in the Household Products segment increased 0.1% to 56.6% from the prior year comparable period. Unit volumes for this segment’s four core categories – shoe care, body care, insecticides and air care—increased 2% in the first nine months of fiscal 2003, with unit volume declines in shoe care offset by increases in air care and body care. Insecticide unit volumes were unchanged from the prior year period. As a result, the remaining net sales increase was $18 million, or 1.3%, and the remaining operating segment income decline was $7 million, or 2.8% from the prior year comparable period. The increase in net sales was due primarily to continued strength in the body care category during the period and strong results in the Direct Selling business in the most recent quarter which contributed to the net sales increase in the nine-month period. However, the remaining decline in operating segment income resulted from increased costs for both employee related matters and selling expenses compared to the prior year period.

Intimates and Underwear

	Thirty-Nine Weeks Ended
	March 29, 2003	March 30, 2002	Dollar Change	Percent Change
	(In millions)
Net sales	$4,864	$4,840	$24	0.5%

Significant items impacting net sales—Increase / (Decrease) from
Changes in foreign currency exchange rates	$136	$—	$136
Acquisitions/dispositions	—	18	(18)

Total significant items	$136	$18	$118

Operating segment income	$607	$354	$253	71.4%

Significant items impacting operating segment income—Increase / (Decrease) from
Changes in foreign currency exchange rates	$9	$—	$9
Exit activities and business dispositions	24	(90)	114
Acquisitions/dispositions	—	(8)	8

Total significant items	$33	$(98)	$131

Net sales increased $24 million, or 0.5%, to $4,864 million in the first nine months of fiscal 2003. The impact of foreign currency exchange rate changes during the first nine months, particularly the euro and British pound, increased reported sales during the period by $136 million, or 2.9%. Net sales of $18 million from certain non-core businesses that were disposed of in the prior year are included in the prior year period’s results. The remaining net sales decrease of $94 million, or 2.0%, was primarily due to changes in unit volume. Unit volumes in this segment, excluding dispositions, declined 1% from the prior year period. Unit volume by segment component consists of a 6% unit volume decrease in worldwide Legwear, a 1% increase in Knit Products and a 2% increase in Intimates.

The gross margin percent increased by 3.7% from 32.2% in the first nine months of fiscal 2002 to 35.9% in fiscal year 2003, reflecting the benefits from the Corporation’s restructuring activities, lower raw materials costs, and an improved product mix toward higher margin products.

Intimates and Underwear operating segment income increased $253 million in the first nine months of fiscal 2003 from $354 million in the fiscal year 2002 period to $607 million in the fiscal year 2003 period. Of the $253 million increase, $114 million was attributable to exit activities that impacted the periods. The first nine months of fiscal 2002 includes charges for exit activities of $90 million, while the first nine months of fiscal 2003 includes a benefit from exit activities of $24 million. Operating losses of $8 million from certain non-core businesses that were disposed of last year are included in the prior period’s results. Changes in foreign exchange rates, particularly the euro, increased reported operating segment income in the first nine months of fiscal 2003 by $9 million, or 2.0%. Therefore, the remaining operating segment income increase of $122 million, or 26.9%, was primarily due to increased gross margins and benefits from the segment’s exit activities which were partially offset by increased media advertising and promotion spending for brand support.

Financial Condition

Cash From Operations

Net cash provided from operating activities increased to $1,263 million in the first nine months of fiscal 2003 from $930 million in the comparable period of the prior year, primarily due to improved profitability of the business.

Cash From Investment Activities

Net cash used in investment activities was $435 million in the first nine months of fiscal 2003 as compared to $2,234 million in the comparable period of fiscal 2002. During the first nine months of fiscal 2002, the Corporation expended $1,922 million on acquisitions, primarily to fund the acquisition of Earthgrains.

Cash From Financing Activities

Net cash used in financing activities was $877 million during the nine months ended March 29, 2003, as compared to cash from financing activities of $1,415 million in the prior year period. The Corporation had borrowings of long-term debt in the first quarter of fiscal 2002 of $1,355 million to fund the Earthgrains acquisition. During the first nine months of fiscal 2003, the Corporation issued $751 million of long-term debt, which along with cash from operations, was used to repay $810 million of long-term debt, to redeem the $250 million of preferred stock that had been issued by a domestic subsidiary of the Corporation and to purchase $283 million of the Corporation’s outstanding common stock. The Corporation has an ongoing share repurchase program in place that allows the Corporation to repurchase the Corporation’s common stock at times management deems appropriate given current market valuations. At March 29, 2003, the Corporation had approximately 54 million shares remaining on its existing share authorization. The timing and amount of future share repurchases will be based upon market conditions and other factors.

Liquidity

Notes Payable

Notes payable increased by $3 million in the first nine months of fiscal 2003 from $468 million at June 29, 2002 to $471 million at March 29, 2003. As of March 29, 2003, the Corporation’s current liabilities exceeded current assets by $570 million. This working capital deficit results from the Corporation’s emphasis on the management of trade receivables, payables and inventories, as well as the Corporation’s decision to finance a portion of the business with short-term commercial paper which is classified in Notes payable in the Consolidated Balance Sheet.

Debt and Minority Interest

The Corporation’s total long-term debt increased $88 million in the first nine months of fiscal 2003, from $5,047 million at June 29, 2002, to $5,135 million at March 29, 2003, as the impact of changes in foreign currency exchange rates on the Corporation’s foreign-denominated debt increased the balance by more than the net repayments of debt during the period. During the first nine months of fiscal 2003, the Corporation issued $500 million of thirty-year 6.125% long-term debt and Euro 250 million floating-rate notes due 2004. These proceeds, along with cash flow from operations, were used to repay Euro 300 million floating-rate notes and Euro 200 million fixed-rate notes that had matured, redeem early the 8.5% fixed rate notes originally issued by The Earthgrains Company that were due in 2005, and repay $38 million of other maturing debt obligations. Additionally, the Corporation also redeemed $250 million of preferred stock that had been issued by a domestic subsidiary that was reflected in the line titled “Minority interest in subsidiaries” in the Consolidated Balance Sheet.

The Corporation’s total long-term debt of $5,135 million is due to be repaid as follows: $182 million in the remainder of fiscal 2003; $974 million in fiscal 2004; $930 million in fiscal 2005; $157 million in fiscal 2006; $28 million in fiscal 2007; $963 million in fiscal 2008 and $1,901 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the Corporation’s long-term debt and notes payable consists of 67% fixed-rate debt as of March 29, 2003, as compared with 54% as of June 29, 2002. The increase in fixed-rate debt at March 29, 2003 versus June 29, 2002 is due to certain fixed-rate debt instruments that were issued and used to repay floating-rate instruments. The Corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The Corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $2.1 billion of available credit from a group of 28 banks and lending institutions. These facilities consist of a $1.3 billion, 364-day credit facility and an $800 million, 5-year facility. The 364-day $1.3 billion facility expires in late fiscal 2003 and allows the Corporation, at its option, to extend any borrowings under this facility for an additional year. The Corporation expects to renew this facility under similar terms and conditions upon its maturity. The 5-year $800 million facility expires in fiscal 2006 and, based upon the Corporation’s current credit rating, allows for an increase in the size of this facility up to $1.5 billion. At March 29, 2003, the Corporation had not borrowed under either of these facilities. Neither of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. At March 29, 2003, the Corporation’s interest coverage ratio was 9.0 to 1.0.

The Corporation’s credit ratings by Moody’s as of March 29, 2003, were A3 for senior unsecured long-term debt obligations and P-2 for short-term borrowings. The Corporation’s credit ratings by Standard & Poor’s at March 29, 2003, were A+ for senior unsecured long-term debt obligations and A-1 for short-term borrowings. The Corporation’s credit ratings by Fitch Rating Services at March 29, 2003 were A for senior unsecured long-term debt obligations and F-1 for short-term borrowings. Changes in the Corporation’s credit ratings would result in changes in the Corporation’s borrowing costs. The Corporation’s current short-term credit rating allows it to participate in a commercial paper market which has a large number of potential investors and a high degree of liquidity. A downgrade of the Corporation’s short-term credit rating would likely reduce the amount of commercial paper the Corporation can issue, raise its commercial paper borrowing cost, or both. To the extent that the Corporation’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the Corporation would use available credit facilities to satisfy these operating requirements.

Leases

The Corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $42 million in the remainder of fiscal 2003; $131 million in fiscal 2004; $104 million in fiscal 2005; $84 million in fiscal 2006; $70 million in fiscal 2007; $63 million in fiscal

2008; and $120 million thereafter. The Corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The Corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $23 million in fiscal 2004; $22 million in fiscal 2005; $22 million in fiscal 2006; $19 million in fiscal 2007; $16 million in fiscal 2008; and $70 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the Corporation’s long-term obligations to make future payments under existing contractual obligations which are discussed above.

		Payments Due by Fiscal Year
	Total	Remainder of 2003	2004	2005	2006	2007	2008	Thereafter
	(In millions)
Long-term debt	$5,135	$182	$974	$930	$157	$28	$963	$1,901
Operating lease obligations	614	42	131	104	84	70	63	120

Sub-total	5,749	224	1,105	1,034	241	98	1,026	2,021
Contingent lease obligations(a)	178	6	23	22	22	19	16	70

Total	$5,927	$230	$1,128	$1,056	$263	$117	$1,042	$2,091

(a)	—Represents leases on property operated by others that only become an obligation of the Corporation in the event that the owners of the businesses are unable to satisfy the lease liability. Substantially all of this amount relates to leases operated by Coach, Inc.

Minority Interest

A foreign subsidiary of the Corporation has issued $295 million of preferred equity securities that is recorded in “Minority interest in subsidiaries” on the Consolidated Balance Sheets. No gain or loss was recognized upon the issuance of these securities. These securities provide a rate of return based upon the Euribor inter-bank borrowing rate. These securities are redeemable by the Corporation in fiscal 2004 in exchange for common shares of the issuer, which may then be put to the Corporation for preferred stock. In the event of this put, the Corporation’s preferred stock would have a nominal value of $295 million with a dividend rate to be set based upon market factors at the time.

Sale of Receivables

The Corporation has an agreement under which several of its operating units sell trade accounts receivable to a limited purpose subsidiary of the Corporation. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financial institutions, which in turn purchase and receive ownership and security interests in those receivables. At March 29, 2003 and the end of fiscal 2002 and 2001, the amount of receivables sold under the program was $250 million. The proceeds from the receivable sales were used to reduce borrowings. As collections reduce accounts receivable included in the pool, the operating units sell new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables. The proceeds from the sale of the receivables are equal to the face amount of the receivables less a discount. The discount is a floating-rate that approximates short-term borrowing rates for investment grade entities. The discount is included in SG&A expenses, and represented 1.8%, 2.7%, and 5.7% of the weighted average balance of the receivables outstanding during the first nine months of fiscal 2003, fiscal 2002, and fiscal 2001, respectively. The amount of receivables sold under this program can be increased; however, if the Corporation’s credit rating falls below investment grade, additional receivable sales could not be made under this agreement.

Fleming Companies, Inc. Bankruptcy

On April 1, 2003, Fleming Companies, Inc. (“Fleming”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code. All of the Corporation’s business segments sell products to Fleming; however, the majority of the sales are concentrated with the Meats and Bakery segments. As a result of the bankruptcy filing, the Corporation has reflected an additional $6.0 million charge to the trade receivable reserve for this customer. This charge is reflected in the financial statements for the period ended March 29, 2003. The Corporation’s sales to Fleming for the first nine months of fiscal year 2003 and fiscal year 2002 were $117 million and $144 million, respectively. The Corporation continues to sell products to Fleming and cannot estimate the impact that the Fleming bankruptcy will have on the future revenues or profitability of the Corporation.

Koninklijke Ahold N.V. (“Royal Ahold”)

Royal Ahold is a large multinational food distributor and retailer with operations in a number of countries. In the United States, Royal Ahold operates U.S. Foodservice, which is the second largest foodservice distributor in the U.S., that delivers food and beverage products to restaurants, hospitals and schools. Royal Ahold is one of the Corporation’s largest customers with each of the Corporation’s business segments selling products to Royal Ahold. In the first nine months of fiscal 2003 and for fiscal year 2002, the Corporation recorded sales to Royal Ahold of $592 million and $847 million, respectively.

On February 24, 2003, Royal Ahold announced that their earnings and profits would be significantly lower than previously indicated, primarily due to overstatements of income related to promotional allowance programs at U.S. Foodservice. Subsequent to this announcement, Royal Ahold announced they may extend their standard payment terms with certain customers. This could result in the Corporation experiencing a delay in the collection of trade receivables from this customer.

Sara Lee continues to sell products to Royal Ahold and is closely monitoring their financial performance and receivable balances. An extension in Royal Ahold’s standard payment terms will have an effect on the Corporation’s cash flows, but should not impact the overall liquidity and financial position of the Corporation. We cannot estimate the potential impact on the Corporation from either further financial difficulties at Royal Ahold or from a reduction in their purchases from us.

Geographic Risks

The Corporation maintains a presence in a large number of nations in the world. This includes geographic locations where the Corporation has a direct economic presence through owned manufacturing or distribution facilities, or companies where Sara Lee maintains a direct equity investment. The Corporation also has an indirect economic presence in many geographic locations through third-party suppliers who provide inventory or distribution services. The Corporation does not have a high concentration of manufacturing or distribution locations in any one city or country in the Middle East or in other developing nations. The Corporation has not experienced any direct losses as a result of the war in the Middle East. In most cases, alternative sources of supply are available for inventory products that are manufactured or purchased from these foreign locations. However, the general insurance coverage that is maintained by the Corporation does not cover losses resulting from acts of war or terrorism. As a result, a loss of a significant direct or indirect manufacturing or distribution location could impact the Corporation’s operations, cash flows and liquidity.

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

Forward-looking Information

From time to time, in oral statements and written reports, the Corporation discusses its expectations regarding future performance by making certain “forward-looking statements.” These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates—particularly the euro—given Sara Lee’s significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iii) a significant reduction in Sara Lee’s business with any of its major customers, such as Wal-Mart, the Corporation’s largest customer, including a reduction resulting from adverse developments in the customer’s business; (iv) the impact of declines in equity markets on the funded status and annual expense of the Corporation’s defined benefit pension plans and the impact of such market declines on consumer spending; (v) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries in the world due to changing business conditions, the financial condition of suppliers and political environments; (vi) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the availability of new acquisitions, joint ventures and alliance opportunities that build stockholder value; (vii) Sara Lee’s ability to realize the estimated savings and productivity improvements associated with prior restructuring initiatives; (viii) fluctuations in the cost and availability of various raw materials; (ix) the impact of various food safety issues on the consumption of meat products in the United States and parts of Europe; (x) credit and other business risks associated with customers operating in a highly competitive retail environment; and (xi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance. In addition, the Corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the Corporation competes.

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

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

10.1	Retirement Agreement dated as of February 13, 2002 among Sara Lee Corporation, Sara Lee/DE, N.V. and Frank L. Meysman

10.2	Amendment to Employment Agreement dated as of March 14, 2003 between Sara Lee Corporation and Barry H. Beracha

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

99.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On April 24, 2003, the Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K to furnish, under Item 9, a press release announcing the Corporation’s financial results for the third quarter of fiscal year 2003. The information contained in the Form 8-K was intended to be furnished pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition,” and was included under Item 9 in accordance with Securities and Exchange Commission Release No. 33-8216.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION

(Registrant)

By:	/S/ WAYNE R. SZYPULSKI

Wayne R. Szypulski Senior Vice President and Controller (Principal Accounting Officer)

DATE: May 12, 2003

Certifications

I, C. Steven McMillan, Chairman of the Board, President and Chief Executive Officer of Sara Lee Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sara Lee Corporation for the period ending March 29, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period presented in this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

/s/ C. STEVEN MCMILLAN
C. Steven McMillan, Chairman of the Board, President and Chief Executive Officer

I, L.M. (Theo) de Kool, Executive Vice President and Chief Financial Officer of Sara Lee Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sara Lee Corporation for the period ending March 29, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period presented in this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

/s/ L.M. (THEO) DE KOOL
L.M. (Theo) de Kool, Executive Vice President and Chief Financial Officer