Form 10-K
period 2003-06-28
LEE SARA CORP
filed 2003-09-22
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003

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

NONE

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b—2 of the Act).    ☒  Yes        ☐  No

Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

On September 2, 2003, the registrant had outstanding 794,468,255 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 2, 2003 was approximately $15.2 billion (based upon the closing price per share of Sara Lee’s common stock on the New York Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Stockholders for the fiscal year ended June 28, 2003 are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Company’s Proxy Statement dated September 22, 2003 are incorporated by reference into Item 5 of Part II and Items 10-14 of Part III of this Form 10-K.

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

Sara Lee has five reportable segments—Sara Lee Meats, Sara Lee Bakery, Beverage, Household Products, and Intimates and Underwear. The Meats, Bakery and Beverage operations are described under the heading “Sara Lee Food and Beverage” below. The Company’s products and services include fresh and frozen baked goods, processed meats, coffee and tea, beverage systems, intimate apparel, underwear, sportswear, legwear and other apparel, and personal, household and shoe care products.

Sara Lee Food and Beverage

Food and Beverage’s primary focus is packaged meats, bakery products and coffee and tea beverages. Sara Lee’s Food business consists of packaged meats (53.3% of the business’s total sales in fiscal 2003) and baked goods (46.7% of the business’s total sales in fiscal 2003). Sara Lee Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and foodservice distributors throughout the world, with emphasis on the United States, Europe and Mexico. Sales are transacted through Sara Lee’s own sales force, brokers and institutional buyers.

The products offered by the Sara Lee Meats business include smoked sausage, bacon, hot dogs, breakfast sausage, breakfast sandwiches, premium deli and luncheon meats, ham, turkey, and packaged lunch combinations. The ingredients—pork, turkey and beef—are purchased by Sara Lee from a variety of sources. The prices of these raw materials fluctuate, depending primarily on supply and demand.

Some of the more prominent U.S. brands within this category include Ball Park, Hillshire Farm, Jimmy Dean, Sara Lee, Best’s Kosher, Bryan, Kahn’s, State Fair and Galileo. Sara Lee’s more prominent European brands include Aoste, Justin Bridou and Cochonou in France, Stegeman in the Netherlands, and Nobre in Portugal. During fiscal 2003, Hillshire Farm Deli Select Ultra Thin sliced meats were launched, and can now be found in nearly 70 percent of large U.S. grocery stores. The new Jimmy Dean sandwiches line was also launched in fiscal 2003, expanding this brand into the grocery store frozen food section, as were Jimmy Dean Fresh Taste. Fast! Bacon and Jimmy Dean Sausage, Egg & Cheese Croissants. Also during fiscal 2003, Sara Lee deli meats was the number-one sliced meat in the U.S. grocery store deli channel in terms of dollar sales.

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

Sara Lee Bakery Group’s U.S. brands include Sara Lee, Earth Grains, IronKids, Colonial, Rainbo, Heiner’s, Grandma Sycamore’s, Master, San Luis Sourdough, Redding French Bakery and Break Cake. Products are also sold in the U.S. under licensed brands, including Sunbeam, Roman Meal, Country Hearth, Sun Maid, Holsum, Taystee, Grant’s Farm, Healthy Choice, D’Italiano, Pillsbury, Mother’s, Old Home and Kern’s. Sara Lee Bakery Group’s European brands include Bimbo, Silueta, Semilla de Oro, Martínez, CroustiPâte and Madame Brioche. New products introduced by Sara Lee Bakery Group during fiscal 2003 include Sara Lee fresh breads, buns and rolls.

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

Sara Lee’s Beverage business includes retail and food service coffee and tea sales in major markets around the world. It has a significant presence in the United States, Brazil, the Netherlands, the United Kingdom, Belgium, France, Denmark, Hungary, Poland, Spain and Australia. Douwe Egberts, which celebrated its 250th anniversary during fiscal 2003, is Sara Lee’s European flagship brand. Sara Lee’s other premium coffee brands include Maison du Café, Marcilla, Merrild and Prima in Europe, and Café do Ponto, Pilão and Caboclo in South America. Key brands within the United States include Chock full o’Nuts, Chase & Sanborn, Hills Bros and Superior. Sara Lee’s Pickwick brand is an important brand in the European tea market. Sara Lee’s other premium tea brands include Hornimans, Sueños de Oro in Spain and the Paradise iced tea brand in the United States foodservice market. New products introduced by Sara Lee’s Beverage business during fiscal 2003 include the Cafitesse 700 coffee machine, Café des Brúleries “Roasting House” coffees and Marcilla Bajo en Cafeina.

During fiscal 2003, Sara Lee continued its successful rollout in the Netherlands, Belgium, France and Germany of the Senseo coffee maker. This next-generation in-house coffee machine, introduced by Douwe Egberts and Phillips Electronics, provides customers with one or two cups of superior-quality fresh coffee in less than a minute. Sales of the Senseo coffee system exceeded $100 million in fiscal 2003.

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

Sara Lee’s Food and Beverage business accounted for 53.4%, 52.3%, 43.9% of Sara Lee’s consolidated revenues during fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Intimates and Underwear

Sara Lee’s Intimates and Underwear business includes basic, branded “innerwear” products—intimates, underwear and legwear—and sportswear products. Sara Lee markets intimate apparel, underwear and legwear in North America, Europe and several Latin American countries with a portfolio of well-known brands including Hanes, Hanes Her Way, Playtex, L’eggs, DIM, Bali, Just My Size, Wonderbra, Lovable, Sol y Oro and Zorba.

Distribution channels for intimate apparel range from department and specialty stores for such premium brands as Bali to warehouse clubs and mass-merchandise outlets for some of the value-priced brands. Sales are effected through Sara Lee’s sales force. During fiscal 2003, Sara Lee opened a consolidated design and merchandising center for intimate apparel in New York’s garment district.

The intimate apparel market is very competitive and manufacturers rely on their products’ brand recognition, quality, price and customer loyalty. Sara Lee competes by offering superior value, making use of low-cost sourcing, marketing activities and utilizing its megabranding strategy. The megabrands strategy entails marketing various products through common branding, packaging, promotion and advertising.

During fiscal 2003, Sara Lee maintained its number-one position in the U.S. bra category with a 27.9% share based on dollar sales. Also during fiscal 2003, Bali successfully introduced its No-Slip bra, a seamless underwire bra with grip stripsTM, and Thank Goodness it Fits bras became the fastest growing brand in the Playtex line. Focusing on a younger market, Playtex’s Thank Goodness it Fits is the only major bra brand to offer half-sizes.

Sara Lee’s underwear business sources, manufactures and distributes men’s, women’s and children’s underwear in North America, South and Central America, Europe and the Asia-Pacific countries. These products are sold through Sara Lee’s sales force to department stores, mass merchandisers and discount chains. Principal brands in the underwear category include Champion, Hanes, Hanes Her Way and Rinbros in North America, and Abanderado, Princesa, DIM and Unno in Europe. Since their introduction in October 2002, Sara Lee has sold more than 92 million Hanes tagless T-shirts. Hanes Classics, a premium line of Hanes underwear and socks introduced in department stores, grew 20 percent in terms of dollar sales during fiscal 2003. Furthermore, Unno launched its men’s and women’s underwear and bra lines in Italy and Germany in fiscal 2003, extending this successful brand into these large markets.

Sara Lee’s sportswear business sources, manufacturers and distributes basic fleece, T-shirts, sportshirts and other jersey products. The sportswear business consists of three divisions: Casualwear, Hanes Printables and Champion Activewear. Sportswear is marketed under several brands, including Sara Lee’s Hanes and Champion lines, and is marketed and sold across multiple distribution channels.

The principal raw materials in this product category are cotton yarn and cotton-based textiles. Sara Lee currently purchases its raw materials from various domestic and international sources.

Sara Lee’s legwear products, which it sells in countries throughout the world, consist of a wide variety of branded, packaged consumer products, including pantyhose, stockings, combination panty and pantyhose garments, tights, knee-highs and socks. These products are sold in the United States under such brand names as Hanes, Hanes Her Way, L’eggs, Just My Size, Champion, Donna Karan and DKNY (the last two being licensed), and abroad under such labels as DIM, Pretty Polly, Elbeo, Nur Die, Bellinda, Filodoro and Philippe Matignon. During fiscal 2003, Hanes and Hanes Her Way socks market share grew to 17.5 percent in terms of units sold, maintaining Sara Lee’s number-one market share position.

Sara Lee legwear products are sold by Sara Lee’s sales force in channels ranging from department and specialty stores (for premium brands such as Hanes, Donna Karan and DKNY in the United States, and DIM outside the United States), to supermarkets, warehouse clubs, discount chains and convenience stores for brands like L’eggs and some DIM products aimed at the price-conscious consumer. Legwear also is distributed through catalog sales and Sara Lee stores.

The sheer hosiery segment of the legwear business is challenging, as worldwide demand for sheer hosiery products has declined over the last several years. In the United States, Sara Lee’s major competitors are other hosiery companies, and the primary methods of competition are quality, value and function. In Europe, where most of Sara Lee’s competitors are small companies who compete in the unbranded sector of the market, the primary focus is on quality.

Raw materials—nylon, spandex, and cotton—and manufacturing sources for legwear products are readily available to Sara Lee.

Products introduced by Sara Lee’s Intimates and Underwear business during fiscal 2003 include: Hanes Her Way Comfort Casual Socks, Hanes Her Way Body Creations panties, tagless T-shirts, Hanes Sleepwear and Loungewear, Champion Silver, Playtex 18-Hour Gel Strap, Just My Size gel strap bras, Just My Size mid-rise bootcut jeans, DIM Pockets Sexy and DIM Beautiful People.

Sara Lee’s Intimates and Underwear business accounted for 35.0%, 36.6% and 44.6% of Sara Lee’s consolidated revenues during fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Household Products

Household Products is Sara Lee’s most global line of business, marketing branded consumer products in over 180 countries. The Household Products business includes Sara Lee’s leading household and body care products as well as its Direct Selling division. Household Products is composed of four core product categories: body care items—led by the Sanex brand, and also including Duschdas, Badedas, Radox and Monsavon; air care—led by the Ambi Pur brand; shoe care—led by a worldwide line of Kiwi products; and insecticides—sold internationally under the Catch, Good Knight, Vapona and Ridsect brand names. Body care items are marketed principally in Europe as well as into the Asia-Pacific and Latin America markets, and insecticides are marketed principally in Europe and Asia. These products are sold through a variety of retail channels including supermarkets. This is a very competitive business and Sara Lee competes by offering its customers superior quality and value.

Kiwi simultaneously launched Kiwi Fresh Force, an aerosol shoe freshener with a unique two-directional spray that reaches all parts of the shoe and lasts all day, in the United States and Europe during the summer of 2003 to broaden its shoe care lines. Its Kiwi Express line continued to experience sales growth in the United States, Canada, Europe and other markets during fiscal 2003. During fiscal 2003, Kiwi also introduced Kiwi Kleen in certain countries in Asia. Kiwi Kleen is a line of household cleaners that extends Kiwi’s shine from shoes to floors.

Also during fiscal 2003, Radox, Duschdas and Badedas relaunched their bath and shower products with new formulations and graphics. In addition, a new liquid soap package was launched across the brands. In the insecticides market, GoodKnight Silver SuperMats, a line of anti-mosquito mats, was launched in India during fiscal 2003, and Out Max aerosols, which flush out and kill cockroaches, were launched in Spain and France.

Other products introduced by Sara Lee’s Household Products business during fiscal 2003 include Williams skin-soothing balm and aftershave lotion, Ambi-Pur instant perfume spray, Sanex Big Ball deodorant and Sunflower anti-fly stickers.

Sara Lee’s Direct Selling business, which is part of Household Products, distributes a wide range of products—cosmetics, fragrances, jewelry, toiletries, apparel and nutritional supplements—through a network of independent sales representatives to consumers in 24 countries. The Direct Selling division’s independent sales force grew by 7% during fiscal 2003 to approximately 950,000 representatives. Sara Lee Direct Selling includes the Nutrimetics business in Australia, the House of Fuller business in Mexico and Argentina, the House of Sara Lee businesses in Indonesia and the Philippines, and the Avroy Shlain business in South Africa. Sara Lee also operates direct selling organizations in Japan, Uruguay and, as of fiscal 2003, Brazil.

Sara Lee’s Household Products business accounted for 11.6%, 11.1% and 11.5% of Sara Lee’s consolidated revenues during fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Customers

Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more business segments, and it has developed specific approaches to working with these individual customers. Net sales to Wal-Mart Stores Inc. were $2.1 billion, or 11.4% of Sara Lee’s net sales, in fiscal 2003. The Intimates and Underwear business recognized approximately $1.3 billion of net sales to Wal-Mart Stores Inc. and the Sara Lee Meats business and Sara Lee Bakery Group were primarily responsible for the remaining $0.8 billion. Although no other single customer accounts for 10% or more of Sara Lee’s consolidated revenues, the loss of one of our major mass retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

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

Seasonality

Within the Sara Lee Food and Beverage business, sales of hot dogs are typically higher in summer months while sales of certain other meat products are higher during the fall/winter holiday season. Bakery products, particularly pies, have a higher level of sales during the fall/winter holiday season. The Intimates and Underwear business has slightly higher sales in the first quarter of each year as result of “back-to-school” purchases. Hosiery sales are somewhat seasonal in nature with reduced demand in the summer months. In total during fiscal 2003, 25% of Sara Lee’s consolidated sales were recognized in the first quarter, 26% in the second quarter, 24% in the third quarter and 25% in the fourth quarter.

Regulations

Sara Lee’s United States Food and Beverage operations, food products and packaging materials are subject to regulations administered by the U.S. Department of Agriculture and the Food and Drug Administration. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; and establish labeling standards and nutrition labeling requirements for food products. In addition, various states regulate our Food and Beverage businesses by enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants and imposing their own labeling requirements on food products.

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

Employees

Sara Lee employs approximately 145,800 employees worldwide.

Sara Lee Website

This Annual Report on Form 10-K, and Sara Lee’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on Sara Lee’s website (www.saralee.com under the “Investors—Stock Information—SEC Reports” captions) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Throughout this Report, Sara Lee “incorporates by reference” certain information from parts of other documents filed with the SEC, including Sara Lee’s 2003 Annual Report to Stockholders and Sara Lee’s Proxy Statement. The SEC allows Sara Lee to disclose important information by referring to it in that manner. Please refer to such information. Portions of Sara Lee’s 2003 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K. Sara Lee’s 2003 Annual Report to Stockholders and Proxy Statement are available on Sara Lee’s website, www.saralee.com, under “Investors—Reports and Documents”.

Financial Information About Industry Segments

For financial reporting purposes, Sara Lee’s businesses are divided into five industry segments: Sara Lee Meats, Sara Lee Bakery, Beverage, Household Products, and Intimates and Underwear. Financial information about Sara Lee’s industry segments is incorporated herein by reference to page 72 of the Company’s 2003 Annual Report to Stockholders.

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

Beverage’s operations are conducted by a number of subsidiaries, principally European, including Sara Lee/DE, Douwe Egberts Nederland B.V., Douwe Egberts France S.N.C., Sara Lee Southern Europe, S.L., Douwe Egberts Coffee Systems Limited, Merrild Kaffe A/S, Douwe Egberts N.V., Sara Lee Hungary Kave es Tea Kft., Sara Lee Coffee & Tea (Australia) Pty Ltd., Sara Lee Cafes Do Brasil Ltda., Douwe Egberts Kaffee Systeme GmbH & Co., K.G., Przedsiebiorstwo Prima S.A., Balirny Douwe Egberts A.S. and Douwe Egberts Coffee Systems Nederland B.V.

Household Products’ operations are conducted by subsidiaries in over forty countries, principally Sara Lee/DE, Sara Lee Household & Body Care (Australia) Pty Ltd., Sara Lee Household and Body Care France S.N.C., Sara Lee (South Africa) (Pty) Ltd., Kortman Intradal B.V., A/S Blumoller, Sara Lee/DE España S.A., Sara Lee Household and Body Care U.K. (a division of Sara Lee/DE Holdings Limited), Sara Lee Household and Body Care Italy S.p.A., Sara Lee/DE Deutschland GmbH, House of Fuller S.A. de C.V., Nutrimetics International (Australia) Pty. Ltd., Naturcare Japan Ltd., Sara Lee Philippines Inc. and Sara Lee Venda Direta Do Brasil Ltda.

Intimates and Underwear includes numerous foreign businesses, including DIM S.A., Playtex France S.A., the Grupo Sans and Playtex España divisions of Sara Lee/DE España S.A., Sara Lee Branded Apparel Italia S.p.A., Pretty Polly, a division of Courtaulds Textiles (Holdings) Limited, Sara Lee Personal Products GmbH, Filodoro Calze S.p.A., Sara Lee Moda Femenina S.A. de C.V., Sara Lee Knit Products Mexico S.A. de C.V., Sara Lee Brasil Ltda., Sara Lee Argentina S.A., Courtaulds Textiles Limited and Playtex Limited.

The financial information about Sara Lee’s foreign and domestic operations on page 73 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Sara Lee of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 2. Properties

Sara Lee’s corporate headquarters are located in leased facilities in Chicago, Illinois. In addition, Sara Lee operates over 500 food processing and consumer product manufacturing plants, warehouses and distribution facilities that each contain more than 20,000 square feet in building area. Sara Lee or its subsidiaries own most of these facilities, and most of the leased facilities are subject to lease terms of less than ten years. Management believes that Sara Lee’s facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Sara Lee’s current business operations, and that the loss of any single facility would not have a material adverse effect on the operations or financial results of Sara Lee or any of its lines of business.

The following table identifies the locations of Sara Lee facilities (owned or leased) containing more than 20,000 square feet in building area by line of business.

Food and Beverage
United States facilities (34 states)	approximately 17.6 million square feet

International facilities	approximately 14.6 million square feet
Australia	Germany	Norway
Belgium	Greece	Poland
Brazil	Hungary	Portugal
Czech Republic	Italy	Spain
Denmark	Mexico	Thailand
France	The Netherlands	United Kingdom

Intimates and Underwear
United States Facilities (8 states)	approximately 14.0 million square feet

International facilities	approximately 13.5 million square feet
Argentina	Germany	Romania
Belgium	Honduras	Scotland
Brazil	Italy	Spain
Canada	Mexico	South Africa
Costa Rica	Morocco	Sri Lanka
Dominican Republic	Northern Ireland	Tunisia
El Salvador	Philippines	Turkey
France	Puerto Rico	United Kingdom

Household Products
United States facilities (2 states)	approximately 66,000 square feet

International facilities	approximately 6.7 million square feet
Australia	Indonesia	Portugal
Belgium	Italy	Spain
Brazil	Japan	South Africa
Canada	Kenya	Sri Lanka
China	Malaysia	Thailand
Czech Republic	Mexico	Uganda
Denmark	The Netherlands	United Kingdom
France	New Zealand	Uruguay
Germany	Philippines	Zambia
Hong Kong	Poland	Zimbabwe
India

Item 3. Legal Proceedings

On May 13, 2003, John Gallo, a purported Sara Lee stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of purchasers of Sara Lee common stock between and including August 1, 2002 and April 24, 2003. The complaint names Sara Lee, C. Steven McMillan, Chairman, President and Chief Executive Officer, and Lambertus M. de Kool, Executive Vice President and Chief Financial Officer, as defendants. The complaint contains allegations that the defendants violated Sections 10(b) and 20(a) of the United States Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly misstating or omitting material adverse facts regarding Sara Lee’s business, operations and management and the value of Sara Lee common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants and other insiders to sell their personally held Sara Lee stock to the public, and caused the plaintiff to purchase Sara Lee common stock at artificially inflated prices. The plaintiff seeks, among other things, class action certification, compensatory damages in an unspecified amount, and an award of costs and expenses, including counsel fees. Sara Lee believes that the allegations stated in the complaint are without merit and intends to defend the action vigorously.

Seven other putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and named Sara Lee, Mr. C. Steven McMillan, and Mr. de Kool as defendants. The allegations in each of those complaints are substantially similar to the allegations of the lawsuit described in the immediately preceding paragraph. Sara Lee believes that the allegations stated in these seven complaints are similarly without merit and intends to defend each of these actions vigorously.

In addition, two purported Sara Lee stockholders filed individual and derivative actions in the Circuit Court of Cook County, Illinois against Sara Lee and its Board of Directors purporting to seek recovery for Sara Lee and its shareholders for purported breaches of fiduciary duty relating to the allegations asserted in the federal securities litigation described above. Each complaint seeks damages in an unspecified amount allegedly sustained by the purported breaches of fiduciary duties, attorneys’ fees and expenses, punitive damages and interest. Sara Lee believes that the allegations in these complaints are without merit and intends to defend each of these actions vigorously.

In June 2000, The Earthgrains Company (“Earthgrains”) received an information request from the United States Environmental Protection Agency (“EPA”) relating to Earthgrains’ compliance with the requirements of 40 C.F.R. Part 82 governing ozone-depleting substances. Earthgrains was acquired by Sara Lee in August 2001 and now constitutes part of Sara Lee Bakery Group. In July 2003, certain wholly-owned subsidiaries of Sara Lee Bakery Group entered into a consent decree with the EPA and the United Sates Department of Justice in relation to this matter whereby Sara Lee Bakery Group agreed to pay a penalty of $5.25 million and to retrofit, retire or replace 264 pieces of refrigerant-using equipment by April 2006 in continuation of an effort that Earthgrains began in 1994. The Company’s management believes that this settlement will not have a material adverse effect on Sara Lee’s consolidated results of operations, financial position or cash flows.

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

Not Applicable.

PART II

Item 5. Market for Sara Lee’s Common Equity and Related Stockholder Matters

Sara Lee’s securities are traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. As of September 2, 2003, Sara Lee had approximately 95,079 holders of record of its common stock. Information regarding market prices and cash dividends paid on Sara Lee’s common stock during the past two fiscal years on page 73 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

Financial information for Sara Lee for the five fiscal years ended June 28, 2003 that appears on page 25 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements on pages 47 through 73 of the Company’s 2003 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” on pages 26 through 46 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” on pages 41 through 42 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated Financial Statements and related Notes to Financial Statements of Sara Lee on pages 47 through 73 of the Company’s 2003 Annual Report to Stockholders are incorporated herein by reference.

Item 9A. Controls and Procedures

Sara Lee’s Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Sara Lee’s disclosure controls and procedures (as defined in Rule 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) and, based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Annual Report was being prepared.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 28, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item	10. Directors and Executive Officers of Sara Lee

Set forth below is certain information with respect to the current executive officers of Sara Lee. There are no family relationships between any of the executive officers listed below.

Janet E. Bergman, Age 44. Senior Vice President—Corporate Relations since March 2001. Since joining Sara Lee in 1988, Ms. Bergman has held various positions with Sara Lee, including Vice President of Investor Relations and Corporate Affairs, and Vice President and Executive Director of Investor Relations.

Lee A. Chaden, Age 61. Executive Vice President—Global Marketing and Sales since May 2003, and Senior Vice President—Human Resources from 2001 until May 2003. Mr. Chaden joined Sara Lee in 1991 as President of the U.S. and Westfar divisions of Playtex Apparel, Inc., which Sara Lee acquired that year. He was promoted to President and Chief Executive Officer of Sara Lee Intimates in 1994, was elected a Vice President of Sara Lee Corporation in 1995, was elected a Senior Vice President in 1998, and was promoted to Chief Executive Officer of Sara Lee Branded Apparel—Europe in 1999. Mr. Chaden also serves on the Board of Directors of Delta Galil Industries, Ltd.

L.M. (Theo) de Kool, Age 50. Executive Vice President and Chief Financial Officer of Sara Lee Corporation since January 2002. Mr. de Kool began his career with Sara Lee in 1990, serving as Vice President of Finance for the Household and Personal Care division of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee, from 1990 to 1993. From 1993 to 1995, he served as Chief Financial Officer of the Blokker retail chain. Mr. de Kool rejoined Sara Lee/DE in 1995 as its Chief Financial Officer and as a member of its Board of Management. De Kool was named a Vice President of Sara Lee Corporation in 1996 and a Senior Vice President of Sara Lee Corporation in 2001.

Robert S. Kopriva, Age 52. Senior Vice President of Sara Lee Corporation since January 2002 and Chief Executive Officer of Sara Lee Foods since 2001. Mr. Kopriva joined Sara Lee in 1981 and has held a number of management positions with increasing responsibilities, including President and Chief Executive Officer of Sara Lee’s Jimmy Dean Foods division and President of Sara Lee Foods U.S.—Supply Chain. He was elected a Vice President of Sara Lee in 2000.

Cary D. McMillan, Age 45. Executive Vice President and a director of Sara Lee Corporation since January 2000, and Chief Executive Officer of Sara Lee Branded Apparel since October 2001. Mr. McMillan served as Chief Financial and Administrative Officer of Sara Lee from November 1999 to December 2001. From 1998 to 1999, Mr. McMillan was managing partner of Arthur Andersen LLP’s Chicago office. Mr. McMillan also is a director of Hewitt Associates, Inc. and McDonald’s Corporation. He is a member of the Boards of Trustees of The Art Institute of Chicago, the Chicago Symphony Orchestra and Window To The World Communications. He is a member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountants Society.

C. Steven McMillan, Age 57. Chairman of the Board of Sara Lee Corporation since October 2001, and President and Chief Executive Officer of Sara Lee since July 2000. Mr. McMillan served as President and Chief Operating Officer of Sara Lee from 1997 to July 2000, Executive Vice President from 1993 to 1997 and Senior Vice President from 1986 to 1993. Mr. McMillan became a director of Sara Lee in 1993. He also is a director of Bank of America Corporation and Monsanto Corporation. Mr. McMillan is a member of the Advisory Board of the J.L. Kellogg Graduate School of Management at Northwestern University. He is a member of the Supervisory Board of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee. He is Vice Chairman of the Board of the Joffrey Ballet of Chicago and is a trustee of the Chicago Symphony Orchestra. Mr. McMillan is also on the Boards of Directors of Grocery Manufacturers of America, the Chicago Council on Foreign Relations, the Economic Club of Chicago, Catalyst, Inc. and the Steppenwolf Theatre Company. He is a member of The Business Council, The Business Roundtable, The Executives’ Club of Chicago and the Civic Committee of The Commercial Club of Chicago.

Richard A. Noll, Age 46. Senior Vice President of Sara Lee Corporation since December 2002 and Chief Executive Officer of the Sara Lee Bakery Group since July 2003. Noll joined Sara Lee in 1992 and has held a number of management positions with increasing responsibilities, including Chief Operating Officer of Sara Lee Bakery Group, Chief Executive Officer of Sara Lee’s sock business and group Chief Executive Officer of Sara Lee Legwear, Direct and Mexico. He was elected a Vice President of Sara Lee in 1999.

Adriaan Nühn, Age 50. Executive Vice President of Sara Lee Corporation since March 2003 and Chairman of the Board of Management and Chief Executive Officer of Sara Lee/DE N.V., Sara Lee’s Dutch subsidiary, since July 2003. Mr. Nühn joined Sara Lee/DE in 1990 and has held various positions of increasing responsibility. He was elected a Vice President of Sara Lee, Chief Executive Officer of Sara Lee’s Household and Body Care division and a member of the Board of Management of Sara Lee/DE in 1995, elected a Senior Vice President of Sara Lee in 1996, and appointed President of Sara Lee’s worldwide Coffee and Tea division in 1999.

Roderick A. Palmore, Age 51. Senior Vice President, General Counsel and Secretary of Sara Lee Corporation since 1999; Deputy General Counsel and Vice President of Sara Lee from 1996 to 1999. Prior to joining Sara Lee, Mr. Palmore was a partner of Sonnenschein, Nath & Rosenthal (law firm) in Chicago from 1993 to 1996 and a partner of Wildman, Harrold, Allen & Dixon (law firm) in Chicago from 1986 to 1993.

Wayne R. Szypulski, Age 52. Senior Vice President of Sara Lee Corporation since June 2001; Controller and Chief Accounting Officer of Sara Lee since 1993. Since joining Sara Lee in 1983, Mr. Szypulski has held various financial accounting positions with Sara Lee, including Vice President–Controller, Assistant Corporate Controller, Director-Accounting Projects, and Manager-Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth in the Proxy Statement under the heading “Sara Lee Stock Ownership by Certain Beneficial Owners” is incorporated herein by reference. Security ownership by management as contained in the Proxy Statement under the heading “Sara Lee Stock Ownership by Directors and Executive Officers” is incorporated herein by reference. There are no arrangements known to Sara Lee, the operation of which may at a subsequent date result in a change in control of Sara Lee.

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of June 28, 2003 regarding the number of shares of Sara Lee common stock that may be issued under Sara Lee’s equity compensation plans.

	(a)		(b)		(c)
Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	74,592,454	(2)(3)	$21.21	(2)(3)	61,479,138	(4)

Equity compensation plans not approved by security holders(5)	5,955,417	(6)	$20.29		8,585,167	(7)

Total	80,547,871				70,064,305

(1)	The table does not include information regarding Sara Lee’s 401(k) Plan. As of September 2, 2003, there were 29,882,395 shares of common stock held in this plan.
(2)	Includes options issued in connection with Sara Lee’s acquisition of Chock full o’Nuts Corporation and The Earthgrains Company. Upon consummation of these acquisitions, all outstanding options to purchase common stock of the acquired companies were converted into options to purchase shares of Sara Lee common stock. As of June 28, 2003, there were outstanding options to acquire 679,616 shares of Sara Lee common stock, at a weighted average exercise price of $8.59, that were granted in connection with the Earthgrains acquisition and options to acquire 4,493 shares of Sara Lee common stock, at a weighted average exercise price of $18.06, that were granted in connection with the Chock full o’Nuts acquisition. Sara Lee cannot grant any additional awards under these assumed equity compensation plans.
(3)	Includes 3,572,930 restricted stock units that were outstanding on June 28, 2003 under Sara Lee’s 1995 and 1998 Long-Term Incentive Stock Plans. Restricted stock unit awards do not have an exercise price because their value is dependent upon the achievement of certain performance goals or continued employment over a period of time, and may be settled only for shares of common stock on a one-for-one basis. Also includes 22,607 phantom stock units outstanding under Sara Lee’s deferred compensation program for non-employee directors, which units may be settled only for shares of common stock on a one-for-one basis. Accordingly, the restricted stock units and the phantom stock units have been disregarded for purposes of computing the weighted-average exercise price.
(4)	Includes 2,549,878 shares of common stock available for issuance under the Employee Stock Purchase Plan, pursuant to which Sara Lee employees resident in the United States and Canada may purchase Sara Lee common stock through payroll deductions. There are four three-month offering periods during each calendar year. At the end of each offering period, shares of common stock are purchased for the accounts of participants at a per share price equal to 85% of the lesser of the fair market value of Sara Lee common stock on the first day of the offering period or the fair market value of Sara Lee common stock on the last day of the offering period. Participants may withdraw from the plan at any time prior to the purchase date.
(5)	The following plans have not been approved by Sara Lee stockholders: Employee Option & Share Plan For Employees in the Netherlands, Employee Stock Recognition Plan, Executive Deferred Compensation Plan, U.K. Savings Incentive Plan, International Employee Stock Purchase Plan, Share 2000 Global Stock Plan and Share 2003 Global Stock Plan. The material terms of each of these plans are described following the table.
(6)

Includes 5,059,084 shares to be issued upon exercise of outstanding options and rights granted under the Employee Option & Share Plan For Employees in the Netherlands, Share 2000 Global Stock Plan and Share 2003 Global Stock Plan. There are no options outstanding under the Employee Stock Recognition Plan,

U.K. Savings Incentive Plan or International Employee Stock Purchase Plan, because these plans provide for the direct issuance of shares of Sara Lee common stock, and the rights to acquire shares under these plans do not have an exercise price. Also includes 896,333 phantom stock units outstanding under the Executive Deferred Compensation Plan, which units may be settled only for shares of common stock on a one-for-one basis.

(7)	Consists of shares remaining available for future awards under the Employee Option & Share Plan For Employees in the Netherlands, the Employee Stock Recognition Plan, the U.K. Savings Incentive Plan and the International Employee Stock Purchase Plan.

Sara Lee has obtained stockholder approval of all of its significant equity compensation plans. Set forth below is a brief description of the material features of each Sara Lee equity compensation plan that was adopted without the approval of Sara Lee’s stockholders and that was in effect as of June 28, 2003.

Employee Option & Share Plan For Employees in the Netherlands (the “Netherlands Plan”)

The terms of the Netherlands Plan were designed to conform to generally accepted criteria for broad-based employee stock plans in the Netherlands, including the legal, tax and accounting regulations of the Netherlands. Under the Plan, Sara Lee employees who have been employed in the Netherlands for at least 12 months may purchase immediately vested, five-year options to acquire shares of Sara Lee common stock. The purchase price of each option is equal to 7.5% of the aggregate exercise price of the option, which equals the value of the option for Netherlands tax purposes. A stock option represents the right to purchase a specified number of shares of common stock, during a specified period, upon payment of a cash exercise price per share. The exercise price of each option granted under the Netherlands Plan equals 100% of the fair market value of Sara Lee common stock on the date of grant. An option may be exercised at any time during the five years following the grant date; however, if a participant exercises an option within the first three years following the grant date, the participant must pay to Sara Lee an amount in cash equal to 95% of the gain on the transaction. The Plan specifies a minimum and a maximum number of options that a participant may purchase in any year. Each employee who purchases at least the minimum number of options in any year is granted, at no charge, an option to purchase 15 shares of Sara Lee common stock.

Under the Netherlands Plan, if a participant’s employment with Sara Lee terminates by reason of the optionee’s death or disability, as defined under the appropriate disability benefit plan, any options held by such participant will be exercisable until the earliest to occur of (i) 12 months after the participant’s date of death or the effective date of such participant’s termination of employment, and (ii) the expiration date of each option. If an optionee’s employment with Sara Lee terminates by reason of the participant’s retirement, as defined under the appropriate retirement benefit plan, any option held by the participant will be exercisable until the expiration date of each option. If a participant’s employment with Sara Lee terminates for any reason other than the participant’s death, disability or retirement, any options held by the participant will be exercisable until the earliest to occur of (i) six months after the effective date of such optionee’s termination of employment, and (ii) the expiration date of each option. The Plan provides that if the fair market value of Sara Lee common stock exceeds the exercise price of an option plus the brokerage fee on the date the option otherwise would expire, the option automatically will be exercised and the underlying common stock sold on behalf of the participant.

The Netherlands Plan authorizes the issuance of up to 5,000,000 shares of common stock and, as of June 28, 2003, approximately 3,896,000 shares remained available for future awards. Sara Lee has retained Rabobank Group to act as the administrator of the Netherlands Plan.

Employee Stock Recognition Plan

Sara Lee’s Employee Stock Recognition Plan provides for the award of shares of Sara Lee common stock to reward, motivate and retain employees, excluding executive officers of Sara Lee. Awards generally are in the amount of 400 to 700 shares of Sara Lee common stock and are typically granted to employees in recognition of or as a reward for exceptional performance. The Plan is administered by the Compensation and Employee Benefits Committee of the Board (the “Compensation Committee”), which may delegate its responsibilities to Sara Lee’s Vice President of Human Resources or other designee. Awards under the Plan are based upon grant applications submitted by personnel overseeing Sara Lee’s numerous businesses. The Employee Stock Recognition Plan was approved by the Board of Directors in January 1995 and authorizes the issuance of up to 500,000 shares of common stock. As of June 28, 2003, approximately 129,000 shares remained available for future awards. In the event of a stock dividend or a stock split involving Sara Lee’s common stock, the number of shares authorized for issuance under the Employee Stock Recognition Plan will be adjusted proportionately, and the Compensation Committee may make such other adjustments as it deems equitable.

Executive Deferred Compensation Plan

Sara Lee’s Executive Deferred Compensation Plan permits officers of Sara Lee to defer salary, bonus and long-term incentive payments into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Sara Lee common stock as of the deferral date. Deferred balances are paid out only in shares of Sara Lee common stock, on a one-for-one basis, at future dates specified by the participant. Stock equivalent units do not have voting rights, but are credited with dividend equivalents. The dividend equivalents are paid when shares are issued to the participant. As of June 28, 2003, there were approximately 896,000 stock equivalents outstanding in the stock equivalent accounts under this Plan.

U.K. Savings Incentive Plan (the “U.K. SIP”)

The U.K. SIP, which was approved by the Board of Directors in June 2002, provides Sara Lee employees located in the United Kingdom the opportunity to purchase Sara Lee common stock on a pre-tax basis through payroll deductions. Sara Lee employees generally will be eligible to participate in the U.K. SIP if they are employees on the first day of the applicable offering period. Under the U.K. SIP, there are four three-month offering periods during each calendar year, beginning on the first Monday (or next succeeding business day, if Monday is a holiday) of each February, May, August and November.

For each offering period, participating employees purchase shares of Sara Lee common stock at a price equal to the lower of the fair market value of Sara Lee common stock on the first day of the offering period or the fair market value of Sara Lee common stock on the last day of the offering period. The fair market value is equal to the average of the highest and lowest quoted selling price per share of Sara Lee common stock, as reported by the New York Stock Exchange Composite Transaction Tape. For each six shares purchased by a participant, Sara Lee will make a matching contribution of one share to the participant’s account. So long as shares are held in a U.K. SIP account, dividends paid on such shares will be used by the trustee to purchase additional shares of common stock for the participants’ accounts. Participants may sell or transfer shares purchased in the U.K. SIP at any time; however, matching shares contributed by Sara Lee cannot be sold or transferred for three years.

If a participant ceases to be employed by Sara Lee, all of such participant’s shares held in the U.K. SIP must be sold or transferred out of the plan and the participant may be subject to U.K. income taxes and National Insurance Contributions with respect to such shares. Participants who hold shares acquired through the U.K. SIP, including matching shares contributed by Sara Lee, for at least five years generally will not be subject to U.K. income taxes or National Insurance Contributions upon the sale or withdrawal of such shares from the plan. Participants may be subject to U.K. income taxes if they sell shares acquired upon reinvestment of dividends within three years after such shares were acquired.

The U.K. SIP authorizes the issuance of up to 1,500,000 shares of common stock and, as of the end of fiscal year 2003, approximately 1,488,000 shares remain to be issued under the plan. The shares purchased by participants under the U.K. SIP will come from authorized but unissued shares of Sara Lee common stock. The

U.K. SIP is administered by the Compensation Committee, which may delegate its responsibilities to Sara Lee’s Vice President of Human Resources. The Compensation Committee has appointed Capita IRG Trustees Limited to act as trustee of the U.K. SIP and to maintain participant accounts, issue account statements and perform other administrative tasks. In the event of a change of control (as defined in the Plan) of Sara Lee, the trustee of the Plan may vote or exchange Sara Lee shares held in the Plan for the acquisition consideration, on the same terms as other Sara Lee stockholders. The U.K. SIP may be amended or terminated by the Compensation Committee at any time.

International Employee Stock Purchase Plan

The International Employee Stock Purchase Plan (“IESPP”) provides Sara Lee employees resident in selected countries, excluding the United States, Canada and Puerto Rico, an opportunity to purchase Sara Lee common stock through payroll deductions. The IESPP currently is available to Sara Lee employees resident in Australia, France, Germany, Italy and Spain. The general terms and conditions of the IESPP apply to all participants; however, specific plan rules have been adopted for each country to conform to local laws and regulations. Sara Lee employees generally are eligible to participate in the IESPP if they are employees on the first day of the applicable offering period, are residents of a country in which the IESPP is available and are not executive officers of Sara Lee.

Under the IESPP, there are four three-month offering periods during each calendar year, beginning on the first Monday (or the next succeeding business day, if Monday is a holiday) of each February, May, August and November. Participating employees may authorize payroll deductions during any offering period in any amount in excess of a specified minimum deduction; however, a participant may not elect payroll deductions that will exceed a specified aggregate amount in any calendar year. For each offering period, shares of common stock are purchased for the accounts of participating employees at a per share price equal to 85% of the lesser of the fair market value of Sara Lee common stock on the first day of the offering period or the fair market value of Sara Lee common stock on the last day of the offering period. The fair market value per share is equal to the average of the highest and lowest quoted selling price per share of Sara Lee common stock, as reported by the New York Stock Exchange Composite Transaction Tape. The shares purchased by participants through the IESPP are authorized but unissued shares of Sara Lee common stock. The IESPP plan rules applicable to participants in Australia require participants to hold shares acquired under the IESPP for a minimum of three years. Participants in countries other than Australia may sell or transfer shares acquired under the IESPP at any time. So long as shares are held in an IESPP account, dividends paid on such shares will be used to purchase additional shares of common stock under Sara Lee’s Investment plan.

A participant voluntarily may terminate participation in the IESPP at any time, and a participant’s participation in the IESPP will be involuntarily terminated upon such participant’s termination of employment with Sara Lee for any reason or if the participant ceases to be eligible to participate. In the event a participant withdraws from the IESPP, no further payroll deductions will be taken and, at the election of participant or the participant’s estate, amounts accumulated in the participant’s IESPP account for the then current offering period either will be paid to the employee or the employee’s estate, or applied to purchase common stock on the next purchase date. Unless a participant terminates participation in the IESPP, the participant may not withdraw any payroll deductions accumulated in his or her IESPP account, in whole or in part.

The IESPP authorizes the issuance of up to 4,000,000 shares of common stock and, as of June 28, 2003, approximately 3,072,000 shares remained available for issuance. In the event of a stock dividend, stock split or other similar transaction involving Sara Lee’s common stock, the number of shares authorized for issuance under the IESPP will be adjusted proportionately and the Board of Directors may make other adjustments to the IESPP as it deems equitable. The IESPP is administered by the Compensation Committee, which may delegate its responsibilities to Sara Lee’s Senior Vice President of Human Resources and other designated persons. In Australia, Sara Lee has appointed a third party trustee to maintain IESPP participant accounts, issue account statements and perform other administrative tasks.

Share 2000 Global Stock Plan

The Share 2000 Global Stock Plan (the “Share 2000 Plan”) is a broad-based plan that was adopted in 1997 to enable Sara Lee to make a special stock option grant to its non-officer employees world-wide. On August 28, 1997 (after giving affect to the December 1998 stock-split), Sara Lee granted an option to purchase no more than 200 shares of common stock each, at an exercise price of $20.53 per share, under the Share 2000 Plan to approximately 60,000 Sara Lee employees. The exercise price of the options equals the fair market value of a share of Sara Lee common stock on the date of grant, based on the average high and low sales prices per share on the New York Stock Exchange Composite Transactions Tape. The options generally vested over three years after the date of grant, except that options granted to employees in the Netherlands vested immediately and options granted to employees in France vested in full on August 28, 2002. Options granted under the Share 2000 Plan expire on August 28, 2007; however, due to Dutch tax laws, employees resident in the Netherlands were granted options with only a five-year term. To provide Dutch employees with substantially equivalent economic value as other participants in the Share 2000 Plan and in response to changes in Dutch tax laws since the original grant date, the Compensation Committee approved the grant to Dutch option holders of additional options, with exercise terms of five years or less, upon the expiration of their original five-year options. These new options have an exercise price equal to or greater than the fair market value of Sara Lee common stock on the date of grant and contain other terms and conditions substantially similar to the options originally granted.

Under the Share 2000 Plan, if an optionee’s employment with Sara Lee terminates by reason of the optionee’s death or permanent and total disability, as defined under the appropriate disability benefit plan, any portion of the option that was vested on the date of death or the effective date of such optionee’s termination of employment will be exercisable until the earliest to occur of (i) one year after the optionee’s date of death or the effective date of such optionee’s termination of employment, and (ii) August 28, 2007. If an optionee’s employment with Sara Lee terminates by reason of the optionee’s retirement, as defined under the appropriate retirement benefit plan, any portion of the option that was vested on the date of the optionee’s retirement will be exercisable until the earliest to occur of (i) five years after the effective date of such optionee’s termination of employment, and (ii) August 28, 2007. If an optionee’s employment with Sara Lee terminates for any reason other than the optionee’s death, disability or retirement, any portion of the option that was vested on the date of the effective date of the optionee’s termination of employment will be exercisable until the earliest to occur of (i) six months after the effective date of such optionee’s termination of employment, and (ii) August 28, 2007.

The Share 2000 Plan, which is administered by the Compensation Committee, authorized the issuance of up to 20,000,000 shares of Sara Lee common stock. The Compensation Committee may provide for appropriate adjustment of outstanding options, including the acceleration of vesting of outstanding options, either in contemplation of or in the event that Sara Lee undergoes a change in control (as defined in the Plan) or is not the surviving corporation in a merger or consolidation with another corporation. In the event of a stock dividend, stock split, merger, consolidation, reorganization, spin-off, liquidation or other similar change in capitalization or event involving Sara Lee’s common stock, the Compensation Committee will make appropriate adjustments to the number of shares available under the Plan and to the exercise price and the number of shares subject to any outstanding option.

The Share 2000 Plan may be amended or terminated by the Board of Directors at any time, provided that such action does not adversely affect the rights or obligations of existing option holders. In April 2000, the Board of Directors approved the Share 2003 Global Stock Plan to enable Sara Lee to make another broad-based, special stock option grant. Upon approval of the Share 2003 Plan, all of the 13,187,980 shares of Sara Lee common stock that were available for future awards under the Share 2000 Plan were transferred to the Share 2003 Plan. Subsequently, in August 2002, the Board of Directors released all shares authorized for issuance under the Share 2000 Plan that were not subject to outstanding awards, and all shares subject to outstanding awards that expire, are cancelled or are forfeited prior to exercise. Accordingly, no additional options may be granted under the Share 2000 Plan and approximately 3,200,000 shares remain reserved for issuance upon exercise of outstanding awards.

Share 2003 Global Stock Plan

The Share 2003 Global Stock Plan (the “Share 2003 Plan”) is a broad-based plan that was adopted in 2000 to enable Sara Lee to make a special stock option grant to managerial level Sara Lee employees resident in various countries, excluding the United States. On April 27, 2000, Sara Lee granted an option to purchase 100 shares of common stock, at an exercise price of $15.47 per share, under the Share 2003 Plan to approximately 16,000 Sara Lee employees. The exercise price of the options equals the fair market value of a share of Sara Lee common stock on the date of grant, based on the average high and low sales prices per share on the New York Stock Exchange Composite Transactions Tape. Due to Italian law, the options granted to employees resident in Italy have an exercise price of $16.98 per share. The options generally vest over three years after the date of grant, except that options granted to employees in France vest in full on April 28, 2005. Options granted under the Share 2003 Plan expire on April 27, 2010.

Under the Share 2003 Plan, if an optionee’s employment with Sara Lee terminates by reason of the optionee’s death or permanent and total disability, as defined under the appropriate disability benefit plan, the option will vest fully on the date of death or the effective date of such optionee’s termination of employment and will be exercisable until the earliest to occur of (i) five years after the optionee’s date of death or the effective date of such optionee’s termination of employment, and (ii) April 27, 2010. If an optionee’s employment with Sara Lee terminates by reason of the optionee’s retirement, as defined under the appropriate retirement benefit plan, the option will continue to vest in accordance with the original three-year vesting schedule and will be exercisable until April 27, 2010. If an optionee’s employment with Sara Lee terminates for any reason other than the optionee’s death, disability or retirement, any portion of the option that was vested on the date of the effective date of the optionee’s termination of employment will be exercisable until the earliest to occur of (i) six months after the effective date of such optionee’s termination of employment, and (ii) April 27, 2010.

The Share 2003 Plan, which is administered by the Compensation Committee, authorized the issuance of up to 13,187,980 shares of common stock. In the event of a stock dividend, stock split, merger, consolidation, reorganization, spin-off, liquidation or other similar change in capitalization or event involving Sara Lee’s common stock, the Compensation Committee will make appropriate adjustments to the number of shares available under the Plan and to the exercise price and the number of shares subject to any outstanding option. In the event that Sara Lee effects a change in control (as defined in the Plan) or is not the surviving corporation in a merger or consolidation with another corporation, or in contemplation of any such event, the Compensation Committee may provide for appropriate adjustment of all outstanding options, including accelerating the vesting of outstanding options.

The Share 2003 Plan may be amended or terminated by the Board of Directors at any time, provided that such action does not adversely affect the rights or obligations of existing option holders. As of June 28 2003, no additional options may be granted under the Share 2003 Plan and approximately 800,000 shares remain reserved for issuance upon exercise of outstanding awards.

Item 13. Certain Relationships and Related Transactions

The information set forth in the Proxy Statement under the heading “Executive Compensation—Retirement Agreements” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth in the Proxy Statement under the headings “Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Auditors with respect thereto, appearing on pages 47 through 75 of the Company’s 2003 Annual Report to Stockholders are incorporated herein:

(a)  1.    Financial Statements

Reports of Independent Auditors

Consolidated Statements of Income—Years ended June 30, 2001, June 29, 2002 and June 28, 2003

Consolidated Balance Sheets—June 30, 2001, June 29, 2002 and June 28, 2003

Consolidated Statements of Common Stockholders’ Equity—For the period July 1, 2000 to June 28, 2003

Consolidated Statements of Cash Flows—Years ended June 30, 2001, June 29, 2002 and June 28, 2003

Notes to Financial Statements

(a)  2.    Financial Statement Schedules

The following Financial Statement Schedule, together with the Report of Independent Auditors with respect thereto, appear elsewhere in this Report and is incorporated herein by reference.

Report of Independent Auditors on Financial Statement Schedule

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

September 22, 2003

SARA LEE CORPORATION

By:	/s/ RODERICK A. PALMORE
Roderick A. Palmore Senior Vice President, General Counsel and Secretary

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Roderick A. Palmore and C. Steven McMillan, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to act for him and in his name, place and stead, in any and all capabilities to sign the Annual Report on Form 10-K of Sara Lee Corporation for the fiscal year ending June 28, 2003, and any and all amendments thereto and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue himself.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 22, 2003.

Signature	Title

/S/ C. STEVEN MCMILLAN C. Steven McMillan	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ CARY D. MCMILLAN Cary D. McMillan	Executive Vice President and Director

/S/ L.M. (THEO) DE KOOL L.M. (Theo) de Kool	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ WAYNE R. SZYPULSKI Wayne R. Szypulski	Senior Vice President and Controller (Principal Accounting Officer)

/S/ J.T. BATTENBERG III J.T. Battenberg, III	Director

/S/ CHARLES W. COKER Charles W. Coker	Director

/S/ JAMES S. CROWN James S. Crown	Director

Signature	Title

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/s/ WILLIE D. DAVIS Willie D. Davis	Director

/s/ VERNON E. JORDAN JR. Vernon E. Jordan, Jr.	Director

/s/ JAMES L. KETELSEN James L. Ketelsen	Director

/s/ CORNELIS J.A. VAN LEDE Cornelis J.A. van Lede	Director

/s/ HANS B. VAN LIEMT Hans B. van Liemt	Director

/s/ JOAN D. MANLEY Joan D. Manley	Director

/s/ ROZANNE L. RIDGWAY Rozanne L. Ridgway	Director

/s/ RICHARD L. THOMAS Richard L. Thomas	Director

EXHIBIT INDEX

3.	Exhibits

Incorporation by Reference

(3a)	1. Articles of Restatement of Charter dated August 28, 2003

(3b)	Amended Bylaws, dated August 28, 2003

(4)	1. Rights Agreement, dated as of March 26, 1998 between Sara Lee Corporation and First Chicago Trust Company of New York, as rights agent.	Exhibit 4.1 to Report on Form 8-K dated May 15, 1998

	2. Amendment No. 1 to Rights Agreement, dated as of June 1, 2002	Exhibit 4.2 to Report on Form 10-K for Fiscal Year ended June 28, 2003

	3. Form of Floating Rate Note due 2003	Exhibit 4.1 to Current Report on Form 8-K dated September 24, 2001

	4. Form of 6 ¼% Notes due 2011	Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2001

Sara Lee, by signing this Report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of Sara Lee and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of Sara Lee and its subsidiaries on a consolidated basis.

(10)	*1. 1981 Stock Option Plan, as amended	Exhibit 10(11) to Report on Form 10-K for Fiscal Year ended July 1, 1989

	*2. 1988 Non-Qualified Stock Option Plan, as amended	Exhibit 10(3) to Report on Form 10-K for Fiscal Year ended July 1, 1995

	*3. 1989 Incentive Stock Plan, as amended	Exhibit 10(4) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*4. Supplemental Benefit Plan, as amended	Exhibit 10(5) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*5. Performance-Based Annual Incentive Plan	Exhibit A to Proxy Statement dated September 20, 1995

	*6. 1995 Long-Term Incentive Stock Plan, as amended	Exhibit 10(16) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*7. 1995 Non-Employee Director Stock Plan, as amended	Exhibit 10(8) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*8. 1998 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 21, 1998

	*9. 1999 Non-Employee Director Stock Plan	Exhibit A to Proxy Statement dated September 25, 2002

	*10. 2002 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 25, 2002

	*11. Executive Deferred Compensation Plan	Exhibit 10(12) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*12. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10(13) to Report on Form 10-K for Fiscal Year ended July 1, 2000

Incorporation by Reference

	*13. FY 2001-03 Long Term Performance Incentive Plan	Exhibit 10.1 to Report on Form 10-Q for quarterly period ended September 30, 2000

	*14. Non-Qualified Estate Builder Deferred Compensation Plan	Exhibit 10(17) to Report on Form 10-K for Fiscal Year ended June 29, 1985

	*15. Severance Plans For Corporate Officers, as amended	Exhibit 10(16) to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*16. Retirement Agreement dated February 13, 2002 between Sara Lee Corporation, Sara Lee/DE, N.V. and Frank L. Meysman	Exhibit 10.1 to Report on Form 10-Q for quarterly period ended March 29, 2003

	17. Employee Option & Share Plan For Employees in the Netherlands	Exhibit 10.24 to Report on Form 10-K for Fiscal Year ended June 29, 2002

18. U.K. Savings Incentive Plan

	19. International Employee Stock Purchase Plan	Exhibit 10.26 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	20. Share 2000 Global Stock Plan	Exhibit 10.27 to Report on Form 10-K for Fiscal Year ended June 29, 2002

(12)	1. Computation of Ratio of Earnings to Fixed Charges

2. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

(13)	Portions of Sara Lee’s 2003 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

(21)	List of Subsidiaries

(23)	Consent of PricewaterhouseCoopers LLP

(24)	Powers of Attorney (included on signature page to this Report)

(31)	1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32)	1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

* Management compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors of Sara Lee Corporation:

Our audits of the consolidated financial statements referred to in our report dated July 30, 2003 appearing in the 2003 Annual Report to Shareholders of Sara Lee Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule information for the years ended June 28, 2003 and June 29, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule information for the years ended June 28, 2003 and June 29, 2002, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule information of Sara Lee Corporation for the year ended June 30, 2001, was audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on that financial statement schedule in their report dated July 27, 2001.

/s/    PricewaterhouseCoopers LLP

Chicago, IL

July 30, 2003

Report of Predecessor Auditor (Arthur Andersen LLP) on Financial Statement Schedule

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II – Valuation and Qualifying Accounts for the three years ended June 30, 2001.

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

/s/    ARTHUR ANDERSEN LLP

Chicago, Illinois

July 27, 2001

SCHEDULE II

Sara Lee Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2001, June 29, 2002, and June 28, 2003

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs (1)Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended June 30, 2001:
Allowances for bad debts	$105	$27	$(25)	$(20)	$87
Other receivable allowances	90	79	(79)	(20)	70

Total	$195	$106	$(104)	$(40)	$157

For the Year Ended June 29, 2002:
Allowances for bad debts	$87	$34	$(26)	$1	$96
Other receivable allowances	70	95	(91)	6	80

Total	$157	$129	$(117)	$7	$176

For the Year Ended June 28, 2003:
Allowances for bad debts	$96	$13	$(24)	$8	$93
Other receivable allowances	80	97	(87)	(2)	88

Total	$176	$110	$(111)	$6	$181

(1)	Net of collections on accounts previously written off.