Form 10-Q
period 2003-09-27
LEE SARA CORP
filed 2003-11-06
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On September 27, 2003, the Registrant had 790,306,814 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

This document contains 43 pages

SARA LEE CORPORATION AND SUBSIDIARIES

INDEX

PART I -

ITEM 1 -		FINANCIAL STATEMENTS

	Preface		3

	Condensed Consolidated Balance Sheets - At September 27, 2003 and June 28, 2003		4

	Consolidated Statements of Income - For the thirteen weeks ended September 27, 2003 and September 28, 2002		5

	Consolidated Statements of Common Stockholders’ Equity - For the period June 29, 2002 to September 27, 2003		6

	Consolidated Statements of Cash Flows - For the thirteen weeks ended September 27, 2003 and September 28, 2002		7

	Notes to Consolidated Financial Statements		8

ITEM 2 -		MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	16

ITEM 4 –		CONTROLS AND PROCEDURES	32

PART II –

ITEM 4 -		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

ITEM 6 –		EXHIBITS AND REPORTS ON FORM 8-K	34

SIGNATURE			35

EXHIBIT 12.1	–	Computation of Ratio of Earnings to Fixed Charges	36

EXHIBIT 12.2	–	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	37

EXHIBIT 31.1	–	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	38

EXHIBIT 31.2	–	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	40

EXHIBIT 32.1	–	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	42

EXHIBIT 32.2	–	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	43

PART I

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

The consolidated financial statements for the thirteen weeks ended September 27, 2003 and September 28, 2002 and the balance sheet as of September 27, 2003 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 27, 2003 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of June 28, 2003 and the Consolidated Statements of Common Stockholders’ Equity for the period June 29, 2002 to June 28, 2003 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the year ended June 28, 2003. The results of operations for the thirteen weeks ended September 27, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the corporation’s Form 10-K for the year ended June 28, 2003 and other financial information filed with the Securities and Exchange Commission.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at September 27, 2003 and June 28, 2003

(In millions)

	(Unaudited) September 27, 2003	June 28, 2003
ASSETS
Cash and equivalents	$121	$942
Trade accounts receivable, less allowances	1,962	1,928
Inventories:
Finished goods	1,849	1,810
Work in process	412	405
Materials and supplies	498	489

	2,759	2,704
Other current assets	388	378
Net assets held for sale	1	1

Total current assets	5,231	5,953
Other non-current assets	237	284
Property, net	3,282	3,350
Trademarks and other identifiable intangibles, net	2,086	2,110
Goodwill	3,388	3,387

	$14,224	$15,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$223	$75
Accounts payable	1,224	1,286
Accrued liabilities	2,854	2,834
Current maturities of long-term debt	1,005	1,004

Total current liabilities	5,306	5,199
Long-term debt	4,544	5,157
Deferred income taxes	237	200
Pension Obligation	1,178	1,178
Other non-current liabilities	940	901
Minority interests in subsidiaries	61	358
ESOP convertible preferred stock	—	221
Unearned deferred compensation	—	(182)
Common stockholders’ equity	1,958	2,052

	$14,224	$15,084

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen Weeks Ended September 27, 2003 and September 28, 2002

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended
	September 27, 2003	September 28, 2002
Net sales	$4,666	$4,534

Cost of sales	2,868	2,752
Selling, general and administrative expenses	1,465	1,366
(Income from) charges for exit activities and business dispositions	4	(9)
Interest expense	70	67
Interest income	(21)	(19)

	4,386	4,157

Income before income taxes	280	377
Income taxes	50	69

Net income	230	308
Preferred stock dividends, net of tax	—	2

Income available for common stockholders	$230	$306

Net income per common share
Basic	$0.29	$0.39

Diluted	$0.29	$0.38

Average shares outstanding
Basic	780	782

Diluted	804	814

Cash dividends per common share	$0.1875	$0.150

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period June 29, 2002 to September 27, 2003

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at June 29, 2002	$1,742	$8	$59	$3,168	$(23)	$(1,470)
Net income	308	—	—	308	—	—	$308
Translation adjustments, net of tax	(67)	—	—	—	—	(67)	(67)
Net unrealized gain on qualifying cash flow hedges, net of tax	11	—	—	—	—	11	11

Comprehensive income							$252

Cash dividends -
Common ($0.15 per share)	(117)	—	—	(117)	—	—
ESOP convertible preferred ($1.36 per share)	(4)	—	—	(4)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	9	—	9	—	—	—
Restricted stock	10	—	10	—	—	—
Reacquired shares - repurchases	(124)	—	(85)	(39)	—	—
ESOP tax benefit, redemptions and other	10	—	7	2	1	—

Balances at September 28, 2002	1,778	8	—	3,318	(22)	(1,526)
Net income	913	—	—	913	—	—	$913
Translation adjustments, net of tax	412	—	—	—	—	412	412
Minimum pension liability, net of tax	(606)	—	—	—	—	(606)	(606)
Net unrealized loss on qualifying cash flow hedges, net of tax	(14)	—	—	—	—	(14)	(14)

Comprehensive income							$705

Cash dividends -
Common ($0.47 per share)	(363)	—	—	(363)	—	—
ESOP convertible preferred ($4.08 per share)	(13)	—	—	(13)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	89	—	89	—	—	—
Restricted stock	10	—	10	—	—	—
Tax benefit related to stock-based compensation	10	—	10	—	—	—
Reacquired shares - repurchases	(181)	—	(109)	(72)	—	—
ESOP tax benefit, redemptions and other	17	—	1	4	12	—

Balances at June 28, 2003	2,052	8	1	3,787	(10)	(1,734)
Net income	230	—	—	230	—	—	$230
Translation adjustments, net of tax	6	—	—	—	—	6	6
Net unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	—	—	—

Comprehensive income							$236

Cash dividends-common ($0.1875 per share)	(149)	—	—	(149)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	13	—	13	—	—	—
Restricted stock	15	—	15	—	—	—
Reacquired shares - repurchases	(255)	—	(250)	(5)	—	—
Conversion of ESOP preferred to common	28	—	210	—	(182)	—
ESOP tax benefit, redemptions and other	18	—	11	—	7	—

Balances at September 27, 2003	$1,958	$8	$—	$3,863	$(185)	$(1,728)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Thirteen Weeks Ended September 27, 2003 and September 28, 2002

(In millions)

Unaudited

	Thirteen Weeks Ended
	September 27, 2003	September 28, 2002
OPERATING ACTIVITIES -
Net income	$230	$308
Adjustments for non-cash charges included in net income:
Depreciation	132	122
Amortization of intangibles	38	30
Increase in deferred income taxes	43	21
Other	21	27
(Income from) charges for exit activities and business dispositions	3	(7)
Changes in current assets and liabilities, excluding businesses acquired and sold	(148)	(327)

Net cash from operating activities	319	174

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(92)	(132)
Acquisitions of businesses and investments	—	(10)
Dispositions of businesses and investments	76	—
Sales of assets	12	23
Other	3	4

Net cash used in investment activities	(1)	(115)

FINANCING ACTIVITIES -
Issuances of common stock	13	9
Purchases of common stock	(255)	(124)
Borrowings of long-term debt	—	1
Repayments of long-term debt	(915)	(306)
Short-term borrowings, net	177	397
Payments of dividends	(149)	(121)

Net cash used in financing activities	(1,129)	(144)

Effect of changes in foreign exchange rates on cash	(10)	(3)

Decrease in cash and equivalents	(821)	(88)
Cash and equivalents at beginning of year	942	298

Cash and equivalents at end of quarter	$121	$210

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(24)	$(100)
(Increase) in inventories	(45)	(4)
(Increase) in other current assets	(9)	(1)
(Decrease) in accounts payable	(92)	(142)
Increase (decrease) in accrued liabilities	22	(80)

Changes in current assets and liabilities	$(148)	$(327)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the thirteen week periods ended September 27, 2003 and September 28, 2002, options to purchase 53.1 and 58.8 million shares of the corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods.

The following is a reconciliation of net income to net income per share – basic and diluted for the thirteen weeks ended September 27, 2003 and September 28, 2002:

Computation of Net Income per Common Share

(In millions, except per share data)

	Thirteen Weeks Ended
	September 27, 2003		September 28, 2002
	Basic	Diluted	Basic	Diluted
EARNINGS:
Net Income	$230	$230	$308	$308
Less: Dividends on Preferred Stock, net of tax benefits	—	—	(2)	—

Net Income Available for Common Stockholders	$230	$230	$306	$308

SHARES:
Weighted Average Shares Outstanding	780	780	782	782
Common Stock Equivalents:
Stock Options	—	2	—	3
ESOP Convertible Preferred Stock	—	17	—	24
Restricted Stock and Other	—	5	—	5

Adjusted Weighted Average Shares Outstanding	780	804	782	814

Net Income per common share	$0.29	$0.29	$0.39	$0.38

2. Preferred Stock ESOP

On September 2, 2003, the trustees of the corporation’s preferred stock ESOP converted the 2,901,406 preferred shares held by the ESOP into 23,211,246 shares of common stock of Sara Lee Corporation. The conversion ratio of 8-to-1 reflects three 2-for-1 common stock splits since the preferred stock ESOP was formed in 1989. The ESOP trustee decided to convert the preferred shares since the dividend received by the Trust on each share of the corporation’s common stock now exceeds the dividend received from holding the preferred shares.

The conversion of the preferred shares held by the ESOP and the related unearned deferred compensation has been reflected in the common equity of the corporation in the Consolidated Balance Sheet as of September 27, 2003. The conversion of the preferred shares into common stock will result in the inclusion of these shares in the average common stock outstanding used to compute basic earnings per share. The conversion of these preferred shares has always been assumed in the determination of diluted earnings per share and this event had no impact on the diluted EPS in the first quarter of 2004 as compared to the comparable period of the prior year. The conversion of the preferred shares will not impact the ESOP’s outstanding debt or the corporation’s related debt guarantee, the benefits paid under this plan, or materially impact the expense recognition of the program.

3. Stock Based Compensation

Employee stock options are accounted for under the provisions of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”. APB No.25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant over the amount an employee must pay to acquire the stock. The corporation provides below the pro-forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied as required by SFAS No. 123, “Accounting for Stock-Based Compensation”. The pro forma impact of utilizing the fair value method to account for stock-based employee compensation, on an annual basis, is presented in the corporation’s annual report to shareholders.

	Thirteen Weeks Ended
(In millions)	September 27, 2003	September 28, 2002
Reported net income	$230	$308
Plus – Stock-based employee compensation included in reported net income, net of related tax effects	7	6
Less - Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(14)	(14)

Pro forma net income	$223	$300

Earnings per share:
Basic – as reported	$0.29	$0.39

Basic – pro forma	$0.29	$0.38

Diluted – as reported	$0.29	$0.38

Diluted – pro forma	$0.28	$0.37

4. Exit Activities and Business Dispositions

The reported results for the first quarter of fiscal years 2004 and 2003 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The impact of these activities on income before income taxes is summarized as follows:

	Thirteen Weeks Ended
(In millions)	September 27, 2003	September 28, 2002
Exit and disposal programs:
Fiscal 2004 restructuring actions	$15	$—
Business Reshaping	—	(9)

Total exit costs (income)	15	(9)

Business dispositions	(9)	—

Total costs (income) from exit activities and business dispositions	$6	$(9)

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income of the corporation.

	Thirteen Weeks Ended
(In millions)	September 27, 2003	September 28, 2002
Cost of sales	$1	$—
Selling, general and administrative expenses	1	—
(Income from) charges for exit activities and business dispositions	4	(9)

Impact on income before income taxes	$6	$(9)

The exit and business disposition actions recognized during the first quarter of fiscal 2004 had no material impact on net income or diluted earnings per share. The actions recognized during the first quarter of fiscal 2003 increased net income by $7 million, or diluted earnings per share by $0.01.

The impact of these actions on the corporation’s business segments are summarized as follows:

	Thirteen Weeks Ended
(In millions)	September 27, 2003	September 28, 2002
Sara Lee Meats	$(5)	$(1)
Sara Lee Bakery	5	(1)
Beverage	—	—
Household Products	2	—
Intimates and Underwear	4	(7)

Total	$6	$(9)

The following provides a detailed description of the exit activities and business disposals impacting the reported results for the first quarter of fiscal years 2004 and 2003.

Fiscal 2004 Restructuring Actions and Business Dispositions –

During the first quarter of fiscal 2004, the corporation approved actions to reduce the cost structure of the Sara Lee Meats, Sara Lee Bakery, Beverage and Household Products businesses. In addition, amounts were recognized related to actions to dispose of certain businesses, including the impact of business dispositions that were completed for amounts that were more favorable than originally estimated. The net impact of these actions was to reduce income before income taxes and net income by $6 million and $5 million, respectively. The components of the charge are as follows:

•	$7 million of the net charge is for the cost associated with terminating 304 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. As of the end of the first quarter, 266 of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $6 million.

•	$7 million of the net charge is related to the cost to dispose of certain manufacturing equipment. When management approved the actions, certain of the assets were classified as held for use and others as held for sale. The depreciation on the held for use assets was accelerated and this resulted in a charge of $1 million to the “Cost of sales” line in the Consolidated Statement of Income. The remaining equipment was deemed held for sale and this resulted in a charge of $6 million to the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income. As of the end of the first quarter, those assets that are classified as held for sale had a net book value of less than $1 million and are recognized in the Consolidated Balance Sheet on the line labeled “Net assets held for sale”. The estimated realizable value of these assets was based upon management’s estimates.

•	$1 million of the net charge is related to the decision to abandon certain trademarks obtained with the Earthgrains acquisition. While the actual abandonment of these trademarks will not occur until later in the fiscal year, the amortization associated with these assets has been accelerated so that their carrying value will be zero when they cease being used. This cost is recognized in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income.

•	A net $9 million credit was recognized on actions approved by management to dispose of certain businesses. The most significant of these is a $13 million gain recognized on the disposal of a minority ownership position in Johnsonville Foods, which was completed for amounts more favorable than originally estimated. Offsetting this gain is a net $4 million charge, primarily related to the disposal of a component of a European Intimates and Underwear business.

Business Reshaping –

Beginning in fiscal 2001, the corporation’s management approved a series of actions to exit certain defined business activities, with each of these actions to be completed in the 12-month period following their approval. The final series of actions under this program was approved in the second quarter of fiscal 2002. During the first quarter of fiscal 2003, certain of the actions under this program were completed for amounts more favorable than previously estimated. The net impact of these actions was to increase income before income taxes by $9 million, net income by $7 million, and increase diluted earnings per share by $0.01. The components of the net credit consisted of a $6 million adjustment of employee termination benefits, a $2 million adjustment of losses on the disposal of property and equipment, and a $1 million adjustment of non-cancelable lease obligations. Approximately half of the adjustment recognized for employee termination benefits resulted from individuals leaving their positions prior to involuntary termination – as a result no severance benefits were owed to these individuals. In addition, certain involuntary terminations were not completed in accordance with the planned exit activities and the related benefit accruals were no longer required. The adjustments recognized for the disposal of property and equipment resulted from the receipt of cash proceeds which exceeded prior estimates, and the adjustment related to lease obligations resulted from settling these liabilities for less than originally estimated. The effect of these completed actions has been recognized in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income during the first quarter of fiscal 2003.

Status of Restructuring Reserves

As of the end of the first quarter of fiscal 2004, the status of the previous exit and disposal activities initiated by the corporation is as follows:

Business Reshaping -

The following table summarizes the charges taken for approved exit activities under the Business Reshaping program and the related status as of September 27, 2003. All actions included in this program have been completed. Any accrued amounts remaining as of the end of the first quarter of fiscal 2004 represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Cumulative Exit Costs Recognized	Write-down of Assets to Net Realizable Value	Cash Payments	Accrued Exit Costs as of Sept. 27, 2003
Employee termination and other benefits	$202	$—	$(181)	$21
Other exit costs – includes noncancelable lease and other contractual obligations	60	—	(25)	35
Expected losses on disposals of property and equipment and other related costs	54	(54)	—	—
Expected losses on disposal of inventories	19	(19)	—	—
Moving and other related costs	10	—	(10)	—

Total exit costs	$345	$(73)	$(216)	$56

Of the $345 million cumulative charge, $272 million requires the use of cash and $73 million is a non-cash charge. To date, cash expenditures of $216 million have been made and $56 million of cash expenditures remain to be made. The corporation expects to fund these future cash costs from internal sources.

Bakery and Beverage Restructuring -

During the second and fourth quarter of fiscal 2003, the corporation’s management approved actions to reduce the cost structure of the Bakery and Beverage businesses. These actions reduced income before income taxes by $39 million during fiscal 2003, and decreased the operating results of the Sara Lee Bakery and Beverage segments by $37 million and $2 million, respectively. The components of the charge, and the related status, are as follows:

•	$15 million of the charge was for the cost associated with terminating 648 domestic employees and providing them with severance benefits in accordance with existing benefit plans. As of September 27, 2003, 644 of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $5 million.

•	$13 million of the charge is related to the actions to dispose of 3 manufacturing facilities, as well as equipment and leasehold improvements at other locations. All of these assets are classified as held for sale. Their net book value is less than $1 million and is recognized in the Consolidated Balance Sheet on the line labeled “Net assets held for sale”. The estimated realizable value of the assets held for sale was based upon third-party appraisals and management estimates.

•	$6 million of the charge is for costs associated with the abandonment of certain trademarks obtained with the Earthgrains acquisition. Substantially all of these trademarks have been abandoned and the remaining net book value of trademarks to be abandoned is less than $1 million.

•	$5 million of the charge is for the costs of noncancelable lease obligations for certain leased equipment and for some administrative office space. The obligations for the equipment have been satisfied and the office space has been exited. As of September 27, 2003, the lease obligation remaining in accrued liabilities of the Consolidated Balance Sheet was $1 million.

5. Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A complete description of the corporation’s hedging programs and instruments is included in the corporation’s Form 10-K which is filed with the Securities and Exchange Commission. As of June 28, 2003, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $17 million. During the three months ended September 27, 2003, $23 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $23 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at September 27, 2003 of an accumulated loss of $17 million. At September 27, 2003, the maximum maturity date of any cash flow hedge was approximately two years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $28 million, at the time the underlying hedged transaction is realized.

Other disclosures related to hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur, have been omitted due to the insignificance of these amounts. During the three months ended September 27, 2003, a net loss of $10 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustments account within stockholders’ equity.

6. Segment Information

The following is a summary of sales and operating segment income by business segment for the thirteen weeks ended September 27, 2003 and September 28, 2002.

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Sara Lee Meats	$995	$923	$101	$90
Sara Lee Bakery	836	822	40	45
Beverage	692	619	98	86
Household Products	540	478	67	72
Intimates and Underwear	1,604	1,693	127	213

Total business segments	4,667	4,535	433	506
Intersegment sales	(1)	(1)	—	—

Total net sales and operating segment income	4,666	4,534	433	506
Amortization of intangibles	—	—	(25)	(24)
General corporate expenses	—	—	(79)	(57)

Total net sales and operating income	4,666	4,534	329	425
Net interest expense	—	—	(49)	(48)

Net sales and income before income taxes	$4,666	$4,534	$280	$377

7. Newly Adopted Accounting Standards

Following is a discussion of accounting standards that were adopted during the current fiscal quarter.

Accounting for Financial Instruments with Characteristics of Both Liabilities and Equity

In July 2003, the corporation adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). This Statement establishes standards for how a corporation classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that financial instruments within its scope be classified as a liability. The guidelines of SFAS 150 prohibit the restatement of previously issued financial statements.

The corporation’s balance sheet for the year ended June 28, 2003 contained $295 million of preferred equity securities issued by a wholly owned subsidiary that were classified as minority interest. Under the provisions of SFAS 150, these securities are considered liabilities and the $295 million fair value was reclassified to current maturities of long-term debt in the September 27, 2003 Consolidated Balance Sheet. Interest on these securities was $2 million in the first quarter of fiscal 2004.

8. Issued But Not Yet Effective Accounting Standards

Following is a discussion of recently issued accounting standards that the corporation will be required to adopt in a future period.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). Prior to the effective date of FIN 46, an entity was generally included in the Consolidated Financial Statements if it was controlled through ownership of a majority voting interest. In FIN 46, the FASB concluded that the voting interest approach is not always effective in identifying controlling financial interest. In some arrangements, equity investors may not bear the residual economic risks, and in others, control is not exercised through voting shares.

FIN 46 provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These entities – variable interest entities (VIEs) – are evaluated for consolidation. Variable interests are ownership, contractual or other interests in a VIE that change with changes in the VIE’s net assets. The party with the majority of the variability in gains or losses of the VIE is the VIE’s primary beneficiary, and is required to consolidate the VIE.

The corporation was required to apply the provisions of FIN 46 to variable interests in VIEs created after January 31, 2003. As of the end of the second quarter of fiscal 2004, the corporation will be required to apply the provisions of FIN 46 to variable interests in VIEs created before February 1, 2003. The corporation does not believe that the provisions of FIN 46, when fully adopted, will have a material impact on its financial statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Results of Operations

and Financial Condition

Results of Operations

The following is a discussion of the results of operations for the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003, and a discussion of the changes in financial condition during the first three months of fiscal 2004.

Consolidated Results – First Quarter of Fiscal 2004 Compared with First Quarter of Fiscal 2003

Operating results by business segment in the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003 are as follows:

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Sara Lee Meats	$995	$923	$101	$90
Sara Lee Bakery	836	822	40	45
Beverage	692	619	98	86
Household Products	540	478	67	72
Intimates and Underwear	1,604	1,693	127	213

Total business segments	4,667	4,535	433	506
Intersegment sales	(1)	(1)	—	—

Total net sales and operating segment income	4,666	4,534	433	506
Amortization of intangibles	—	—	(25)	(24)
General corporate expenses	—	—	(79)	(57)

Total net sales and operating income	4,666	4,534	329	425
Net interest expense	—	—	(49)	(48)

Net sales and income before income taxes	$4,666	$4,534	$280	$377

The following table summarizes net sales and operating income performance for the first quarter of fiscal 2004 and 2003 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance - (In millions)	September 27, 2003	September 28, 2002	Dollar Change	Percent Change
Net sales	$4,666	$4,534	$132	2.9%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(185)	$185
Dispositions	—	4	(4)

	$—	$(181)	$181

Operating income	$329	$425	$(96)	(22.6)%

Increase / (Decrease) in operating income from
Changes in foreign currency exchange rates	$—	$(26)	$26
Exit activities and business dispositions	(4)	9	(13)
Accelerated depreciation on facilities sold	(1)	—	(1)
Accelerated amortization of intangibles	(1)	—	(1)

Total	$(6)	$(17)	$13

Net Sales

Consolidated net sales increased $132 million, or 2.9%, in the first quarter of fiscal 2004 over the first quarter of fiscal 2003, to $4,666 million. The strengthening of foreign currencies, particularly the euro, increased reported net sales by 4.0%, or $185 million. Net sales in the first quarter of fiscal 2003 include $4 million from businesses which have been disposed of subsequent to the start of the prior fiscal year. The remaining net sales decrease of $49 million, or 1.0% was primarily attributable to declines in unit volumes in the corporation’s Intimates and Underwear and Sara Lee Bakery segments which had unit volume declines of 7% and 2%, respectively. Unit volumes were unchanged in the corporation’s Beverage segment and rose 1% in Sara Lee Meats and 5% in the Household Products segment.

Gross Margin Percent

The gross margin percent decreased from 39.3% in the first quarter of fiscal 2003 to 38.5% in the first quarter of fiscal 2004 as each of the corporation’s business segments experienced a decline in their gross margin percent. The Sara Lee Meats, Sara Lee Bakery, Beverage and Intimates and Underwear segments each rely on key raw material commodities and each of these segments experienced an increase in commodity costs during the quarter which resulted in a lower gross margin percentage.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses increased $99 million, or 7.2%, in the first quarter of fiscal 2004 over the comparable prior year quarter amount. SG&A expenses increased primarily due to the strengthening of foreign currencies, particularly the euro, versus the U.S. dollar, increased expenses associated with pension and other employee benefit plans, increases in media advertising and promotion expense, and higher levels of depreciation, amortization and general corporate expenses. When measured as a percentage of sales, SG&A expenses increased by 1.3%, from 30.1% of sales in the first quarter of fiscal 2003 to 31.4% in the first quarter of fiscal 2004. SG&A expenses, measured as a percent of sales, increased in the Household Products and Intimates and Underwear segments and declined in the Sara Lee Meats,

Sara Lee Bakery and Beverage segments. General corporate expenses, which are not allocated to a particular business segment, but are part of total SG&A expense increased as compared to the prior year comparable quarter.

Each of the corporation’s business segments and the corporate office have been impacted by higher expenditures for employee benefits such as health care and pensions. In addition, the Household Products and Intimates and Underwear segments increased media advertising and promotion expenses to support new products and the corporate office recognized higher expenses for insurance and litigation costs.

Intangible amortization is also a component of SG&A expenses and increased from $24 million in the first quarter of fiscal 2003 to $25 million in the first quarter of fiscal 2004 primarily as a result of the impact of changes in foreign currency exchange rates.

(Income from) Charges for Exit Activities and Business Dispositions

The reported results for the first quarter of fiscal 2004 and fiscal 2003 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable then previously estimated. The actions taken had the objective of improving the competitive structure of the corporation by exiting certain high-cost manufacturing, distribution and administrative activities and disposing of certain investments in which the corporation had a minority ownership position and components of businesses. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Thirteen Weeks Ended
(In millions)	September 27, 2003	September 28, 2002
Cost of sales	$1	$—
Selling, general and administrative expenses	1	—
(Income from) charges for exit activities and business dispositions	4	(9)

Impact on pretax income	$6	$(9)

During the first quarter of fiscal 2004, the corporation approved actions to reduce the cost structure of the Sara Lee Meats, Sara Lee Bakery and Household Products businesses and to reflect certain actions to dispose of certain businesses, including the impact of certain business dispositions that were completed for amounts that were more favorable than originally estimated. The net impact of these actions was to reduce pretax income and net income by $6 million and $5 million, respectively, which had no impact on diluted earnings per share. The total charge consists of the following components: a $7 million charge associated with terminating a number of employees; a $6 million charge related to actions to dispose of certain manufacturing and administrative assets; $1 million of accelerated depreciation expense related to the assets to be disposed; and, a $1 million charge for accelerated trademark amortization related to the cost to abandon certain Sara Lee Bakery trademarks. These charges were largely offset by income of $9 million recognized from management’s approved actions to dispose of certain businesses. The most significant of these is a $13 million gain recognized on the disposal of a minority ownership position in Johnsonville Foods, which was completed for amounts more favorable than originally estimated. Offsetting this gain is a net $4 million charge, primarily related to the disposal of a component of a European Intimates and Underwear business.

During the first quarter of fiscal 2003, no new restructuring projects were initiated, but the corporation completed certain exit activities that were initiated in prior quarters. The exit activities completed during the first quarter of fiscal 2003 were executed for amounts more favorable than previously estimated. The net impact of these actions was to increase pretax income by $9 million, increase net income by $7 million, and increase diluted earnings per share by $0.01.

The costs (income) of the above actions on the corporation’s business segments are summarized as follows:

	Thirteen Weeks Ended
	September 27, 2003	September 28, 2002
Sara Lee Meats	$(5)	$(1)
Sara Lee Bakery	5	(1)
Beverage	—	—
Household Products	2	—
Intimates and Underwear	4	(7)

Total	$6	$(9)

These actions are more fully explained in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of the exit activities taken, the corporation’s cost structure was reduced and efficiency improved. It is estimated that income from continuing operations before income taxes in the first quarter of fiscal 2004 included $16 million of incremental benefits over those realized in the prior year. The total annual savings expected to be generated from restructuring efforts is $260 million in fiscal 2004, of which $64 million was realized in the first quarter of fiscal 2004.

Net Interest Expense

Net interest increased by $1 million in the first quarter of fiscal 2004, to $49 million. The increase is primarily as a result of the reclassification of financing costs on amounts previously classified as minority interest and a higher level of fixed rate debt, offset in part by lower interest rates.

Income Tax Expense

The effective tax rate decreased from 18.2% in the first quarter of fiscal 2003 to 18.0% in the first quarter of fiscal 2004. The exit and disposal activities recognized in the first quarters of fiscal 2004 and 2003 did not have a significant impact on the effective tax rate in either period.

Consolidated Net Income and Diluted Earnings Per Share (“EPS”)

Consolidated net income of $230 million in the first quarter of fiscal 2004 was $78 million, or 25.4% lower than the prior year comparable quarter. This decline was due to several factors.

•	The impact of increased raw material commodity costs reduced the gross margin percent from 39.3% to 38.5%. This in turn reduced the corporation’s net income in the first quarter of fiscal 2004 as compared to fiscal 2003.

•	Pension costs will increase in fiscal 2004 by approximately $125 million on a pretax basis and this cost is being recognized throughout the fiscal year.

•	Advertising and promotion expenses in the first quarter of fiscal 2004 were higher than in the prior year comparable quarter by $15 million on a pretax basis.

•	In the first quarter of fiscal 2003, income of $7 million was recognized from exit and business disposition activities, while in the first quarter of fiscal 2004, net income was reduced by $5 million from charges for exit activities and business dispositions.

•	Depreciation and amortization expense and general corporate expenses increased over levels in the comparable period of the prior year.

Diluted EPS decreased from $0.38 in the first quarter of fiscal 2003 to $0.29 in the first quarter of fiscal 2004, a decrease of 23.7%. The larger percentage decrease in net income than in diluted EPS was attributable to a decline in the denominator in the diluted EPS computation, primarily as a result of the corporation purchasing its outstanding common stock.

Operating Results by Business Segment – First Quarter of Fiscal 2004 Compared with First Quarter of Fiscal 2003

The corporation’s worldwide operations are managed in five business segments. The following is a description of each of these business segments.

•	Sara Lee Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions, and foodservice distributors. Products include hot dogs, breakfast sausages, smoked sausages, deli and lunchmeats, meat snacks and hams. During the first quarter of fiscal 2004, 68% of the segment’s sales were generated in U.S. dollars, 26% were generated in euros and the remainder in Mexican pesos. Some of the more prominent brands in the United States include Ball Park, Hillshire Farm, Jimmy Dean and Sara Lee.

•	Sara Lee Bakery produces a wide variety of fresh and frozen baked and specialty items. Its core products are bread, specialty bread, refrigerated dough, bagels, frozen and fresh pies, pound cakes, cheesecakes, Danishes and specialty dessert bites. These products are sold through supermarkets, foodservice distributors, bakery-deli and direct channels. During the first quarter of fiscal 2004, 80% of the segment’s sales were generated in U.S. dollars, 17% were generated in euros and the remainder in Australian dollars and Canadian dollars. Some of the more prominent brands in the United States are Sara Lee, EarthGrains and IronKids.

•	Beverage includes retail and foodservice coffee and tea sales in major markets around the world. During the first quarter of fiscal 2004, 48% of the segment’s sales were generated in euros, 32% were generated in U.S. dollars. In Europe, some of the more prominent brands are Douwe Egberts, Maison du Café, Marcilla, Merrild, Senseo and Pickwick. Key brands within the United States include Chock full o’Nuts, Hills Bros, Chase and Sanborn and Superior.

•	Household Products is primarily composed of four product categories – body care, air care, shoe care and insecticides. During the first quarter of fiscal 2004, 43% of the segment’s sales were in euros; 10% were generated in British pounds; 8% were in Mexican pesos; and 4% were in U.S dollars. The remaining 35% of the segment’s sales are primarily generated in the Asia-Pacific region and other portions of Europe. Key household and body care brands include Sanex, Ambi Pur, Kiwi and Catch. These products are sold through a variety of retail channels, including supermarkets. Certain personal care products are also distributed through a network of independent sales representatives.

•	Intimates and Underwear sources, manufactures and markets basic branded “innerwear” products – intimate apparel, underwear and legwear. During the first quarter of fiscal 2004, 69% of the segment’s sales were generated in U.S. dollars, 16% were in euros, and 8% were in British pounds. Principal brands include Hanes, Hanes Her Way, Champion, Playtex, L’eggs, DIM, Bali, Just My Size and Wonderbra. Distribution channels range from department and specialty stores for premium brands, to warehouse clubs and mass-merchandise outlets for some value-priced brands.

Sara Lee Meats

	Thirteen Weeks Ended
(In millions)	September 27, 2003	September 28, 2002	Dollar Change	Percent Change
Net sales	$995	$923	$72	7.8%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(28)	$28
Dispositions	—	4	(4)

Total	$—	$(24)	$24

Operating segment income	$101	$90	$11	13.3%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(4)	$4
Exit activities and business dispositions	5	1	4
Dispositions	—	—	—

Total	$5	$(3)	$8

Net sales in the Sara Lee Meats segment increased by $72 million, or 7.8%, to $995 million in the first quarter of fiscal 2004 from $923 million in the prior year first quarter. During the quarter, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales by $28 million, or 3.2%. The first quarter of fiscal 2003 includes net sales of $4 million from a business that was disposed of subsequent to the beginning of the first quarter of last year. Unit volumes for processed meats, excluding the impact of acquisitions and dispositions, increased 1% as compared to the prior year first quarter with unit volume increases in the U.S. and Mexico which were partially offset by declines in Europe. The remaining net sales increase of $48 million, or 5.1%, was primarily due to higher net product prices resulting from increased raw material costs and higher unit volumes.

The Sara Lee Meats gross margin percentage decreased from 32.2% in the first quarter of fiscal 2003 to 30.2% in the first quarter of fiscal 2004, primarily as a result of increases in commodity meat prices which increased net selling prices but had a negative impact on the gross margin percent. The margin impact of these higher commodity meat prices during the quarter was partially offset by cost saving initiatives which resulted in lower production costs.

Operating segment income in Sara Lee Meats increased by $11 million, or 13.3%, from $90 million in the prior year first quarter to $101 million in the first quarter of fiscal 2004. Changes in foreign currency, particularly the euro, increased reported operating segment income by $4 million, or 4.0%. Dispositions completed subsequent to the beginning of the first quarter of last year did not have a significant impact on operating segment income during the quarter. Income from exit activities and business dispositions of $5 million was recognized in the first quarter of fiscal 2004, as compared to $1 million in the first quarter of fiscal 2003. The difference in charges for exit activities and business dispositions of $4 million increased reported operating segment income by 4.9%. Therefore, the remaining operating segment income increase of $3 million, or 3.8% as compared to the comparable quarter of the prior year, is the result of lower media advertising, promotion and administrative expenses, which were partially offset by the impact of lower gross margins.

Sara Lee Bakery

	Thirteen Weeks Ended
(In millions)	September 27, 2003	September 28, 2002	Dollar Change	Percent Change
Net sales	$836	$822	$14	1.7%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(21)	$21

Operating segment income	$40	$45	$(5)	(10.6)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Exit activities and business dispositions	(3)	1	(4)
Accelerated depreciation on facilities held for sale	(1)	—	(1)

Total	$(4)	$(1)	$(3)

Net sales in the Sara Lee Bakery segment increased $14 million, or 1.7% over the comparable prior year quarter. Changes in foreign currency exchange rates increased reported net sales by $21 million, or 2.6%. Unit volumes declined 2% during the period as volume decreases for fresh bread, due to a competitive marketplace, and dough products, due to the unusual hot summer weather in Europe, were partially offset by unit volume increases in frozen bakery products in the U.S. and Australia. There were no acquisitions or dispositions that impacted the Sara Lee Bakery segment during the quarter. Therefore, the remaining net sales decline of $7 million, or 0.9%, was primarily a result of a decline in unit volumes that were partially offset by more favorable promotional pricing practices during the quarter.

The gross margin in the Sara Lee Bakery segment fell 1.2% from 43.3% in the first quarter of fiscal 2003 to 42.1% in the first quarter of fiscal 2004 as a result of higher costs for certain key ingredients, wages and employee benefits and the impact of lower unit volumes.

Operating segment income in the Sara Lee Bakery segment declined by $5 million from $45 million in the first quarter of fiscal 2003 to $40 million in the first quarter of fiscal 2004. Changes in foreign currency, particularly the euro, increased reported operating segment income by $2 million, or 4.2%. Charges for exit activities and business dispositions, including the cost of accelerated depreciation on facilities to be sold, reduced operating segment income by $4 million in the first quarter of fiscal 2004 and increased operating segment income by $1 million in the first quarter of fiscal 2003. The $5 million difference between these two amounts reduced operating segment income by 12.4%. Therefore, the remaining operating segment income decline of $2 million, or 2.4% during the quarter, was attributable to lower gross margins, higher costs for wages and employee benefits such as health care and pensions which were partially offset by benefits from restructuring actions.

Beverage

	Thirteen Weeks Ended
(In millions)	September 27, 2003	September 28, 2002	Dollar Change	Percent Change
Net sales	$692	$619	$73	11.8%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(52)	$52

Operating segment income	$98	$86	$12	13.1%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(11)	$11
Exit activities and business dispositions	—	—	—

Total	$—	$(11)	$11

Net sales in the Beverage segment increased by $73 million, or 11.8%, to $692 million in the first quarter of fiscal 2004, reflecting the impact of changes in foreign currency, higher green coffee commodity prices, improved sales performance in the U.S. and Brazilian markets, and the positive reception of the corporation’s Senseo coffee system in European markets where it is sold. Net unit volumes were unchanged in the quarter as strong shipments in the U.S. retail market were offset by declines in Brazil due to a price increase instituted last fiscal year in this market and declines in European foodservice markets due to the unusually warm summer weather in Europe. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $52 million, or 8.6%. There were no acquisitions and dispositions that impacted the Beverage segment during the quarter. Therefore, the remaining net sales increase of $21 million, or 3.2% compared to the prior year quarter, was due to increases in green coffee commodity prices which generally increase coffee selling prices and improved shipments in the U.S.

The gross margin percent in the Beverage segment decreased 1.7% from 44.9% in the first quarter of the prior year to 43.2% in the first quarter of fiscal 2004 primarily as a result of increased green coffee prices that reduced the gross margin percentage.

Operating segment income for the Beverage segment increased $12 million, or 13.1%, to $98 million in the first quarter of fiscal 2004 from $86 million in the first quarter of fiscal 2003. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $11 million, or 13.0%. Therefore, the remaining operating segment income increase was $1 million, or 1.3%, resulting from lower media advertising and promotion expense that was largely offset by higher pension expense during the quarter.

Household Products

	Thirteen Weeks Ended
(In millions)	September 27, 2003	September 28, 2002	Dollar Change	Percent Change
Net sales	$540	$478	$62	12.9%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(37)	$37

Operating segment income	$67	$72	$(5)	(6.4)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(4)	$4
Exit activities and business dispositions	(2)	—	(2)

Total	$(2)	$(4)	$2

Net sales in the Household Products segment increased by $62 million, or 12.9%, from $478 million in the first quarter of fiscal 2003 to $540 million in the first quarter of fiscal 2004. The impact of changes in foreign currency exchange rates increased reported net sales by $37 million, or 8.1%, as the strengthening of currencies in Europe, Australia and South Africa offset a weakening of the currency in Mexico. There were no acquisitions or dispositions that impacted the reported results. Unit volumes for this segment’s four core categories – shoe care, body care, insecticides and air care – increased 5% in the first quarter of fiscal 2004. Unit volumes increased in the body care and insecticide categories primarily due to improved sales performance in Asia and Europe, where sales also benefited from unusually hot summer weather. Unit volumes declined in the shoe care and air care categories from competitive market conditions. As a result, the remaining net sales increase of $25 million, or 4.8%, was primarily due to increases in unit volume in the four core categories plus sales growth in the Direct Selling business from sales improvement in Argentina, Mexico and the Australasian region.

The gross margin percentage in the Household Products segment decreased 1.1% to 55.2% from 56.3% in the prior year comparable quarter primarily from a competitive marketplace.

Operating segment income declined $5 million, or 6.4% to $67 million in the first quarter of fiscal 2004. Changes in foreign exchange rates increased operating segment income by $4 million, or 5.6%. A charge for exit activities of $2 million was reflected in the first quarter of fiscal 2004 which reduced operating segment income by 2.4%. The remaining operating segment income decrease of $7 million, or 9.6%, was primarily due to increased expenditures for media advertising and promotion to support new products and key brands, higher pension related expenses and higher expenses to develop the direct selling business in Brazil.

Intimates and Underwear

	Thirteen Weeks Ended
(In millions)	September 27, 2003	September 28, 2002	Dollar Change	Percent Change
Net sales	$1,604	$1,693	$(89)	(5.3)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(47)	$47

Operating segment income	$127	$213	$(86)	(40.6)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(4)	$4
Exit activities and business dispositions	(4)	7	(11)

Total	$(4)	$3	$(7)

Net sales decreased by $89 million from $1,693 million in the first quarter of fiscal 2003 to $1,604 million in the first quarter of fiscal 2004. The impact of foreign currency exchange rate changes during the quarter, particularly the euro and British pound sterling, increased reported sales during the quarter by $47 million, or 2.5%. There were no acquisitions or dispositions that impacted the reported results. Unit volumes in this segment declined 7% during the quarter with a corresponding 7% decline in each of the segment’s components which consist of worldwide Legwear, Knit Products and Intimates. Legwear unit volumes declined primarily from lower sales of sheer hosiery products which were only partially offset by unit volume increases in socks. Knit Products and Intimates unit volumes primarily declined after several major customers reduced their retail inventories during the quarter as compared to the year ago comparable quarter when these retailers increased inventories. As a result, the remaining net sales decrease was $136 million, or 7.8%, which was primarily due to the declines in unit volume.

The gross margin percent decreased by 0.2%, from 34.4% in the first quarter of fiscal 2003 to 34.2% in the first quarter of fiscal 2004, reflecting higher raw material costs that were partially offset by the benefits of lower production costs.

Intimates and Underwear operating segment income decreased by $86 million, or 40.6%, in the first quarter of fiscal 2004, from $213 million in the first quarter of fiscal 2003, to $127 million in the first quarter of fiscal 2004. Changes in foreign currency exchange rates increased reported operating segment income by $4 million, or 1.2% and the difference between the charges for exit activities reported in the first quarter of fiscal 2004 versus the first quarter of fiscal 2003 reduced operating segment income by $11 million, or 4.2%. The remaining decrease in operating segment income was $79 million, or 37.6%. The first quarter of fiscal 2003, which is used for comparison purposes here, had reported a 62% increase in operating segment income from the prior year first quarter of fiscal 2002. This prior year comparison period included benefits from higher unit volumes, higher gross margins resulting from lower raw material costs and the benefits from restructuring activities. During the current first quarter of fiscal 2004, the segment experienced lower unit volumes and lower gross margins as a result of higher raw material costs. These factors, plus increased expenditures for media advertising and promotion expenses and employee costs such as pensions, led to the decline in operating segment income.

Financial Condition

Cash From Operations

Net cash provided from operating activities increased to $319 million in the first three months of fiscal 2004 from $174 million in the comparable period of fiscal 2003, primarily due to improved usage of working capital. Customer receivables grew at a slower rate than in the comparable period of the prior year and cash payments to vendors in the current quarter were lower than in the prior year period. In addition, the cash costs associated with restructuring and employee benefit payments were higher in the first quarter of fiscal 2003 than in the first quarter of fiscal 2004.

Cash From Investment Activities

Net cash used in investment activities was $1 million in the first three months of fiscal 2004 as compared to $115 million in the comparable period of fiscal 2003. During the first three months of fiscal 2004, as compared to the first three months of fiscal 2003, the corporation expended $40 million less for the purchase of property and equipment and received $65 million more in proceeds from the sale of businesses, investments and assets. For the first three months of fiscal 2004 and 2003, the corporation expended $92 million and $132 million, respectively, to fund the purchases of property and equipment and received proceeds from the sales of businesses, investments and assets of $88 million and $23 million, respectively.

Cash From Financing Activities

Net cash used in financing activities was $1,129 million during the three months of fiscal 2004 as compared to cash used for financing activities of $144 million in the prior year period. The corporation repaid borrowings of maturing long-term debt in the first quarter of $915 million and had short-term borrowings of commercial paper of $177 million to fund working capital requirements in the first quarter.

The corporation has an ongoing share repurchase program in place that allows the corporation to repurchase the corporation’s common stock at times management deems appropriate given current market valuations. During the first quarter of fiscal 2004, the corporation repurchased common stock with a value of $255 million as compared to common stock repurchases of $124 million in the first quarter of fiscal 2003. At September 27, 2003, the corporation had approximately 39 million shares remaining on its existing share authorization. The timing and amount of future share repurchases will be based upon market conditions and other factors.

Cash dividends paid during the first quarter of fiscal 2004 were $149 million, up $28 million from the $121 million paid in the first quarter of fiscal 2003. During this quarter, the corporation raised the common dividend rate 21% from $0.155 per share in the fourth quarter of fiscal 2003 to $0.1875 per share this quarter.

Liquidity

Notes Payable

Notes payable increased by $148 million in the first three months of fiscal 2004 from $75 million at June 28, 2003 to $223 million at September 27, 2003 as notes payable were used to fund a portion of the long-term debt maturities during the quarter. As of September 27, 2003, the corporation’s current liabilities exceeded current assets by $75 million. This working capital deficit results from the corporation’s emphasis on the management of trade receivables, payables and inventories, as well as the corporation’s decision to finance a portion of the business with short-term commercial paper which is classified in “Notes payable” in the Consolidated Balance Sheet.

Debt and Minority Interest

The corporation’s total long-term debt decreased $612 million in the first three months of fiscal 2004, from $6,161 million at June 28, 2003, to $5,549 million at September 27, 2003, as the corporation repaid maturing debt and adopted a new accounting standard that resulted in the reclassification on the balance sheet of an amount to long-term debt. During the first quarter, $915 million of long-term debt matured and was repaid using cash on the balance sheet and the issuance of short-term notes payable. Additionally, in July 2003, the corporation adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150), which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. A foreign subsidiary of the corporation has issued $295 million of preferred equity securities. Prior to the adoption of SFAS No. 150, these securities were recorded in “Minority interest in subsidiaries” on the corporation’s Consolidated Balance Sheets. In accordance with the adoption provisions of SFAS No. 150, these securities were reclassified to “Current portion of long-term debt” on the corporation’s Consolidated Balance Sheet in fiscal 2004.

The corporation’s total long-term debt of $5,549 million is due to be repaid as follows: $384 million in the remainder of fiscal 2004; $1,014 million in fiscal 2005; $375 million in fiscal 2006; $42 million in fiscal 2007; $1,313 million in fiscal 2008; $162 million in fiscal 2009 and $2,259 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consists of 60% fixed-rate debt as of September 27, 2003, as compared with 74% as of June 28, 2003. The decrease in fixed-rate debt at September 27, 2003 versus June 28, 2003 is due to the maturity and repayment of certain fixed-rate debt instruments during the quarter. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $2.1 billion of available credit from a group of 28 banks and lending institutions. These facilities consist of a $1.3 billion 364-day credit facility and an $800 million 5-year facility. The 364-day $1.3 billion facility expires in late fiscal 2004 and allows the corporation, at its option, to extend any borrowings under this facility for an additional year. The corporation expects to renew this facility under similar terms and conditions upon its maturity. The 5-year $800 million facility expires in fiscal 2006 and, based upon the corporation’s current credit rating, allows for an increase in the size of this facility up to $1.5 billion. At September 27, 2003, the corporation had not borrowed under either of these facilities. Neither of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. At September 27, 2003, the corporation’s interest coverage ratio was 8.0 to 1.0.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of September 27, 2003, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings
Standard & Poor’s	A+	A-1
Moody’s Investors Service	A3	P-2
FitchRatings	A	F-1

Changes in the corporation’s credit ratings would result in changes in the corporation’s borrowing costs. The corporation’s current short-term credit rating allows it to participate in a commercial paper market that has a large number of potential investors and a high degree of liquidity. A downgrade of the corporation’s short-term credit rating would likely reduce the amount of commercial paper the corporation can issue, raise its commercial paper borrowing cost, or both. To the extent that the corporation’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the corporation would use available credit facilities to satisfy these operating requirements.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $116 million in the remainder of fiscal 2004; $121 million in fiscal 2005; $100 million in fiscal 2006; $83 million in fiscal 2007; $76 million in fiscal 2008; $66 million in fiscal 2009; and $136 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $17 million in the remainder of fiscal 2004; $22 million in fiscal 2005; $21 million in fiscal 2006; $18 million in fiscal 2007; $16 million in fiscal 2008; $15 million in fiscal 2009; and $56 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations which are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2004	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$5,549	$384	$1,014	$375	$42	$1,313	$162	$2,259
Operating lease obligations	698	116	121	100	83	76	66	136

Sub-total	6,247	500	1,135	475	125	1,389	228	2,395
Contingent lease obligations (a)	165	17	22	21	18	16	15	56

Total (b)	$6,412	$517	$1,157	$496	$143	$1,405	$243	$2,451

(a)	Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. Substantially all of these amounts relate to leases operated by Coach, Inc. At September 27, 2003, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.

(b)	Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes. The corporation has no material unconditional purchase obligations as defined by SFAS No. 47, “Disclosure of Long-Term Purchase Obligations.”

Sale of Accounts Receivable

The corporation has an agreement under which several of its operating units sell trade accounts receivable to a limited purpose subsidiary of the corporation. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financial institutions, which in turn purchase and receive ownership and security interests in those receivables. At the end of the first quarter of fiscal 2004, the amount of receivables sold under the program was $225 million, while at the end of fiscal 2003, fiscal 2002 and fiscal 2001, the amount of receivables sold under the program was $250 million. The proceeds from the receivable sales were used to reduce borrowings. As collections reduce accounts receivable included in the pool, the operating units sell new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables and has recorded a reserve for the fair value of the potential future loss of $17 million. The proceeds from the sale of the receivables are equal to the face amount of the receivables less a discount. The discount is a floating-rate that approximates short-term borrowing rates for investment grade entities. The discount is included in SG&A expenses, and represented 1.4%, 1.9%, 2.7% and 5.7% of the weighted average balance of the receivables outstanding during the first quarter of fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The amount of receivables sold under this program can be increased; however, if the corporation’s credit rating falls below investment grade, additional receivable sales could not be made under this agreement.

Pension Plans

As indicated in the Pension footnote to the Consolidated Financial Statements which have been included in the corporation’s annual report on Form 10-K, the projected benefit obligation of the defined benefit plans exceeded plan assets by $1,572 million at the end of fiscal 2003 as compared to $556 million at the end of fiscal 2002 and $256 million at the end of fiscal 2001. This increase was attributable to the fact that plan assets declined in value, while plan obligations grew as a result of a lower discount rate and benefits accrued during the periods. The corporation does not expect that cash contributions to its pension plans throughout fiscal 2004 will differ significantly from the $124 million contributed in fiscal 2003. The Significant Accounting Policies section and the Pension footnote to the Consolidated Financial Statements, which are incorporated in the corporation’s annual report on Form 10-K, provides a more complete description of the corporation’s defined benefit plans.

Guarantees

The corporation is a party to a variety of agreements under which it may be obligated to indemnify a third party with respect to certain matters. Typically, these obligations arise as a result of contracts entered into by the corporation, under which the corporation agrees to indemnify a third party against losses arising from a breach of representations and covenants related to such matters as title to assets sold, the collectibility of receivables, specified environmental matters, lease obligations assumed and certain tax matters. In each of these circumstances, payment by the corporation is conditioned on the other party making a claim pursuant to the procedures specified in the contract. These procedures allow the corporation to challenge the other party’s claims. In addition, the corporation’s obligations under these agreements may be limited in terms of time and/or amount, and in some cases the corporation may have recourse against third parties for certain payments made by the corporation. It is not possible to predict the maximum potential amount of future payments under certain of these agreements, due to the conditional nature of the corporation’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the corporation under these agreements have not had a material effect on the corporation’s business, financial condition or results of operations. The corporation believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the corporation’s business, financial condition or results of operations.

The material guarantees, within the scope of FASB Interpretation No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the Sale of Accounts Receivable which is described above, the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third-parties default on their debt obligation. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $34 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

Preferred Stock ESOP

The corporation maintains an Employee Stock Ownership Plan (ESOP) that provides a retirement benefit for nonunion domestic employees. The corporation sold convertible preferred stock to the ESOP which was both redeemable at the option of the corporation at any time and convertible into eight shares of common stock. The preferred stock included an annual dividend rate of 7.5%, payable semiannually, and a liquidation value of $72.50 plus accrued but unpaid dividends. On September 2, 2003, the trustee of the ESOP converted the preferred stock held by the ESOP into shares of the corporation’s common stock. At the date of conversion, there were 2,901,406 preferred shares outstanding that were converted into 23,211,246 shares of common stock. The conversion of the ESOP preferred stock into common stock results in the inclusion of these shares into the corporation’s average common shares outstanding which is used to calculate basic EPS. These shares were previously included in the computation of diluted EPS as common share equivalents and therefore will not have an impact on the diluted EPS computation. This conversion results in the reclassification of “Unearned deferred compensation” of $182 million which was previously classified under the caption “Preferred stock” into the “Common stockholders’ equity” section on the Consolidated Balance Sheet. The conversion of the preferred shares will not impact the ESOP’s outstanding debt or the corporation’s related debt guarantee, the benefits paid under this plan, or materially impact the expense recognition of the program.

Significant Accounting Policies and Critical Estimates

The corporation’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the Annual Report and Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the corporation are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the corporation, as well as the related footnote disclosures. The corporation bases its estimates on historical experience, the input of third party experts such as actuaries and appraisers and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the corporation’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the corporation are described in the Financial Review in the corporation’s Annual Report and Form 10-K.

Forward-looking Information

From time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making certain “forward-looking statements.” These include statements regarding the corporation’s business prospects, costs and operating results. These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates—particularly the euro—given Sara Lee’s significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iii) a significant reduction in Sara Lee’s business with any of its major customers, such as Wal-Mart, the corporation’s largest customer, including a reduction resulting from adverse developments in the customer’s business; (iv) the impact of changes in equity markets on the funded status and annual expense of the corporation’s defined benefit pension plans and the impact of such changes on consumer spending; (v) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, the financial condition of suppliers and political environments; (vi) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the impact of changing interest rates and the cost of capital upon the discounted value of those planned cash flows; (vii) Sara Lee’s ability to realize the estimated savings and productivity improvements associated with prior restructuring initiatives; (viii) fluctuations in the cost and availability of various raw materials; (ix) the impact of various food safety issues on the consumption of meat products in the United States and parts of Europe; (x) credit and other business risks associated with customers operating in a highly competitive retail environment; (xi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; and (xii) inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business. In addition, the corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the corporation competes.

ITEM 4: CONTROLS AND PROCEDURES

Sara Lee’s Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Sara Lee’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”) and, based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 27, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	TheCorporation’s 2003 Annual Meeting of Stockholders was held on October 30, 2003 in Tampa, Florida (“Annual Meeting”).

(b)

(i)     A total of 679,042,815 shares (85.47% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting in person or by proxy. The stockholders of the Corporation were requested to elect 12 directors, and all nominees were elected as indicated by the following voting tabulation:

Name of Nominee	For	Withheld
J.T. Battenberg III	648,947,975	30,094,890
Charles W. Coker	648,603,526	30,439,340
James S. Crown	649,852,954	29,189,912
Willie D. Davis	653,817,700	25,225,166
Vernon E. Jordan, Jr.	645,854,466	33,188,400
Cornelis J.A. van Lede	654,724,524	24,318,342
Laurette T. Koellner	648,858,201	30,184,665
Joan D. Manley	648,289,188	30,753,679
Cary D. McMillan	654,235,503	24,807,363
C. Steven McMillan	647,911,208	31,131,658
Rozanne L. Ridgway	655,333,826	23,709,040
Richard L. Thomas	648,204,710	30,838,156

(c)

(i)     The stockholders were requested to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent accountants for fiscal year 2004. This proposal was approved by the stockholders, with 658,731,005 votes being cast for the proposal, 15,303,507 votes being cast against the proposal and 5,008,353 votes abstaining.

(ii)	The stockholders were requested to vote on a stockholder proposal requesting the Board of Directors to generate and include in the proxy statement for each annual meeting a report regarding charitable contributions made by the Corporation in the prior year. This proposal was defeated by the stockholders, with 39,209,439 votes being cast for the proposal, 473,469,913 votes being cast against the proposal, and 48,178,995 votes abstaining.

(iii)	The stockholders were requested to vote on a stockholder proposal requesting that the Corporation commit to implement a code of conduct based on the principles outlined in the proposal. This proposal was defeated by the stockholders, with 55,012,428 votes being cast for the proposal, 442,550,192 votes being cast against the proposal, and 63,298,178 votes abstaining.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION

(Registrant)

By:	/s/ Wayne R. Szypulski

Wayne R. Szypulski
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: November 6, 2003