Form 10-Q
period 2003-12-27
LEE SARA CORP
filed 2004-02-06
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

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

Yes ☒ No ☐

On December 27, 2003, the Registrant had 791,179,990 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

This document contains 56 pages

SARA LEE CORPORATION AND SUBSIDIARIES

INDEX

PART I –

ITEM 1 –	FINANCIAL STATEMENTS

	Preface	3

	Condensed Consolidated Balance Sheets - At December 27, 2003 and June 28, 2003	4

	Consolidated Statements of Income - For the thirteen and twenty-six weeks ended December 27, 2003 and December 28, 2002	5

	Consolidated Statements of Common Stockholders’ Equity - For the period June 29, 2002 to December 27, 2003	6

	Consolidated Statements of Cash Flows - For the twenty-six weeks ended December 27, 2003 and December 28, 2002	7

	Notes to Consolidated Financial Statements	8

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	18

ITEM 4 –	CONTROLS AND PROCEDURES	46

PART II –

ITEM 6 –	EXHIBITS AND REPORTS ON FORM 8-K	47

SIGNATURE		48

EXHIBIT 12.1 –	Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 12.2 –	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

EXHIBIT 31.1 –	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2 –	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1 –	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2 –	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

PART I

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

The consolidated financial statements for the thirteen and twenty-six weeks ended December 27, 2003 and December 28, 2002 and the balance sheet as of December 27, 2003 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 27, 2003 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of June 28, 2003 and the Consolidated Statements of Common Stockholders’ Equity for the period June 29, 2002 to June 28, 2003 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the year ended June 28, 2003. The results of operations for the thirteen and twenty-six weeks ended December 27, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at December 27, 2003 and June 28, 2003

(In millions)

	(Unaudited) December 27, 2003	June 28, 2003
ASSETS
Cash and equivalents	$591	$942
Trade accounts receivable, less allowances	2,095	1,928
Inventories:
Finished goods	1,805	1,810
Work in process	400	405
Materials and supplies	493	489

	2,698	2,704
Other current assets	396	378
Net assets held for sale	1	1

Total current assets	5,781	5,953
Other non-current assets	242	284
Property, net	3,342	3,350
Trademarks and other identifiable intangibles, net	2,107	2,110
Goodwill	3,436	3,387

	$14,908	$15,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$131	$75
Accounts payable	1,262	1,286
Accrued liabilities	3,071	2,834
Current maturities of long-term debt	1,064	1,004

Total current liabilities	5,528	5,199
Long-term debt	4,608	5,157
Deferred income taxes	172	200
Pension obligation	1,178	1,178
Other non-current liabilities	1,041	901
Minority interests in subsidiaries	60	358
ESOP convertible preferred stock	—	221
Unearned deferred compensation	—	(182)
Common stockholders' equity	2,321	2,052

	$14,908	$15,084

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen and Twenty-Six Weeks Ended December 27, 2003 and December 28, 2002

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Net sales	$5,017	$4,776	$9,683	$9,310

Cost of sales	3,070	2,874	5,938	5,626
Selling, general and administrative expenses	1,523	1,434	2,988	2,800
(Income from) charges for exit activities and business dispositions	1	(3)	5	(12)
Interest expense	62	68	132	135
Interest income	(19)	(18)	(40)	(37)

	4,637	4,355	9,023	8,512

Income before income taxes	380	421	660	798
Income taxes	68	73	118	142

Net income	312	348	542	656
Preferred stock dividends, net of tax	—	2	—	5

Income available for common stockholders	$312	$346	$542	$651

Net income per common share
Basic	$0.39	$0.44	$0.69	$0.83

Diluted	$0.39	$0.42	$0.68	$0.80

Average shares outstanding
Basic	792	783	785	783

Diluted	799	818	802	816

Cash dividends per common share	$0.1875	$0.155	$0.3750	$0.305

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period June 29, 2002 to December 27, 2003

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at June 29, 2002	$1,742	$8	$59	$3,168	$(23)	$(1,470)
Net income	656	—	—	656	—	—	$656
Translation adjustments, net of tax	83	—	—	—	—	83	83
Net unrealized gain on qualifying cash flow hedges, net of tax	7	—	—	—	—	7	7

Comprehensive income							$746

Cash dividends -
Common ($0.305 per share)	(239)	—	—	(239)	—	—
ESOP convertible preferred ($2.72 per share)	(8)	—	—	(8)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	72	—	72	—	—	—
Restricted stock	10	—	10	—	—	—
Reacquired shares - repurchases	(150)	—	(111)	(39)	—	—
ESOP tax benefit, redemptions and other	13	—	7	3	3	—

Balances at December 28, 2002	2,186	8	37	3,541	(20)	(1,380)
Net income	565	—	—	565	—	—	$565
Translation adjustments, net of tax	262	—	—	—	—	262	262
Minimum pension liability, net of tax	(606)	—	—	—	—	(606)	(606)
Net unrealized loss on qualifying cash flow hedges, net of tax	(10)	—	—	—	—	(10)	(10)

Comprehensive income							$211

Cash dividends -
Common ($0.31 per share)	(241)	—	—	(241)	—	—
ESOP convertible preferred ($2.72 per share)	(9)	—	—	(9)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	26	—	26	—	—	—
Restricted stock	10	—	10	—	—	—
Tax benefit related to stock-based compensation	10	—	10	—	—	—
Reacquired shares - repurchases	(155)	—	(83)	(72)	—	—
ESOP tax benefit, redemptions and other	14	—	1	3	10	—

Balances at June 28, 2003	2,052	8	1	3,787	(10)	(1,734)
Net income	542	—	—	542	—	—	$542
Translation adjustments, net of tax	210	—	—	—	—	210	210
Net unrealized loss on qualifying cash flow hedges, net of tax	(15)	—	—	—	—	(15)	(15)

Comprehensive income							$737

Cash dividends-common ($0.375 per share)	(297)	—	—	(297)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	38	—	38	—	—	—
Restricted stock	15	—	15	—	—	—
Reacquired shares - repurchases	(275)	—	(270)	(5)	—	—
Conversion of ESOP preferred to common	210	—	210	—	—	—
ESOP tax benefit, redemptions and other	(159)	—	10	—	(169)	—

Balances at December 27, 2003	$2,321	$8	$4	$4,027	$(179)	$(1,539)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Twenty-Six Weeks Ended December 27, 2003 and December 28, 2002

(In millions)

Unaudited

	Twenty-Six Weeks Ended
	December 27, 2003	December 28, 2002
OPERATING ACTIVITIES -
Net income	$542	$656
Adjustments for non-cash charges included in net income:
Depreciation	265	254
Amortization of intangibles	78	64
(Income from) charges for exit activities and business dispositions	3	(11)
Increase in deferred income taxes	60	32
Other	80	35
Changes in current assets and liabilities, excluding businesses acquired and sold	(12)	(159)

Net cash from operating activities	1,016	871

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(218)	(309)
Acquisitions of businesses and investments	—	(10)
Dispositions of businesses and investments	114	—
Sales of assets	24	52
Other	—	2

Net cash used in investment activities	(80)	(265)

FINANCING ACTIVITIES -
Issuances of common stock	38	72
Purchases of common stock	(275)	(150)
Borrowings of long-term debt	2	743
Repayments of long-term debt	(940)	(546)
Short-term borrowings (repayments), net	154	(353)
Payments of dividends	(297)	(247)

Net cash used in financing activities	(1,318)	(481)

Effect of changes in foreign exchange rates on cash	31	6

(Decrease) increase in cash and equivalents	(351)	131
Cash and equivalents at beginning of year	942	298

Cash and equivalents at end of quarter	$591	$429

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(114)	$(23)
Decrease in inventories	41	85
Decrease (increase) in other current assets	2	(10)
(Decrease) in accounts payable	(81)	(167)
Increase (decrease) in accrued liabilities	140	(44)

Changes in current assets and liabilities	$(12)	$(159)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the thirteen and twenty-six week periods ended December 27, 2003, options to purchase 51.9 million and 52.2 million shares of the corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods. For the thirteen and twenty-six week periods ended December 28, 2002, options to purchase 28.6 million and 43.2 million shares of the corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods.

The following is a reconciliation of net income to net income per share – basic and diluted for the thirteen and twenty-six weeks ended December 27, 2003 and December 28, 2002:

Computation of Net Income per Common Share

(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Net income	$312	$348	$542	$656
Less dividends on preferred stock, net of tax benefit	—	(2)	—	(5)

Income available to common stockholders – basic	312	346	542	651
Adjustment for assumed conversion of ESOP shares	—	1	—	4

Income available to common stockholders – diluted	$312	$347	$542	$655

Average shares outstanding – basic	792	783	785	783
Dilutive effect of stock option and award plans	7	11	7	9
Dilutive effect of ESOP plan	—	24	10	24

Average shares outstanding – diluted	799	818	802	816

Net Income Per Common Share – Basic	$0.39	$0.44	$0.69	$0.83

Net Income Per Common Share – Diluted	$0.39	$0.42	$0.68	$0.80

2.	Stock-Based Compensation

Employee stock options are accounted for under the provisions of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant over the amount an employee must pay to acquire the stock. The corporation provides below the pro forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied as required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The pro

forma impact of utilizing the fair value method to account for stock-based employee compensation, on an annual basis, is presented in the corporation’s annual report to shareholders.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Reported net income	$312	$348	$542	$656
Plus – Stock-based employee compensation included in reported net income, net of related tax effects	5	4	9	10
Less – Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(11)	(13)	(23)	(27)

Pro forma net income	$306	$339	$528	$639

Earnings per share:
Basic – as reported	$0.39	$0.44	$0.69	$0.83

Basic – pro forma	$0.39	$0.43	$0.67	$0.81

Diluted – as reported	$0.39	$0.42	$0.68	$0.80

Diluted – pro forma	$0.38	$0.41	$0.66	$0.78

3.	Exit Activities and Business Dispositions

The reported results for the second quarter and for the first six months of fiscal years 2004 and 2003 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The impact of these activities on income before income taxes is summarized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Exit and disposal programs:
Fiscal 2004 restructuring actions	$8	$—	$23	$—
Fiscal 2003 Bakery and Beverage Restructuring	(1)	22	(1)	22
Business Reshaping	(5)	(21)	(5)	(30)

Total exit costs (income)	2	1	17	(8)
Business dispositions	—	(4)	(9)	(4)

Total costs (income) from exit activities and business dispositions	$2	$(3)	$8	$(12)

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income of the corporation.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Cost of sales	$1	$—	$2	$—
Selling, general and administrative expenses	—	—	1	—
(Income from) charges for exit activities and business dispositions	1	(3)	5	(12)

Impact on income before taxes	$2	$(3)	$8	$(12)

The exit and business disposition actions recognized during the second quarter of fiscal years 2004 and 2003 had no material impact on net income or diluted earnings per share. On a year-to-date basis, the actions recognized during the first six months of fiscal year 2004 decreased net income by $6 million, with no measurable effect on diluted earnings per share. For fiscal year 2003, the actions recognized during the first six months of the year increased net income by $11 million, or diluted earnings per share by $0.01.

The impact of these actions on the corporation’s business segments are summarized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Sara Lee Meats	$—	$(7)	$(5)	$(8)
Sara Lee Bakery	(2)	19	3	18
Beverage	—	—	—	—
Household Products	—	—	2	—
Intimates and Underwear	—	(15)	4	(22)
Corporate	4	—	4	—

Total	$2	$(3)	$8	$(12)

The following provides a detailed description of the exit activities and business disposals impacting the reported results for the second quarter and the first six months of fiscal years 2004 and 2003.

Fiscal 2004 Restructuring Actions and Business Dispositions –

During the second quarter of fiscal year 2004, the corporation approved actions to reduce the cost structure of Sara Lee Bakery and the corporate office. In addition, actions to exit certain leased and owned facilities were completed for amounts that were more favorable than originally estimated. The net impact of these actions was to reduce income before income taxes and net income by $2 million and $1 million, respectively. The components of the net charge are as follows:

•	$7 million of the net charge is for the cost associated with terminating 95 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. This charge is reflected in the “(Income from) charges for exit activities and business dispositions” line in the Consolidated Statement of Income.

•	$1 million of the net charge is related to the cost to dispose of certain manufacturing equipment. When management approved the actions, these assets were classified as held for use and their related depreciation was accelerated. This resulted in a $1 million charge to the “Cost of sales” line in the Consolidated Statement of Income.

•	Offsetting the charges noted above was $6 million of income recognized as a result of exiting certain leased and owned facilities. Of this amount, $5 million relates to the termination of certain lease obligations for amounts more favorable than originally estimated under the previously announced Business Reshaping program. The remaining $1 million relates to the gain recognized on the disposal of a Bakery manufacturing facility previously targeted for disposal as a part of restructuring actions approved during fiscal year 2003. These credits are reflected in the “(Income from) charges for exit activities and business dispositions” line in the Consolidated Statement of Income.

Including the effects of the second quarter, the actions approved by the corporation during the first half of fiscal year 2004 reduced income before income taxes and net income by $8 million and $6 million, respectively. The components of the net charge are as follows:

•	$14 million of the net charge is for the cost associated with terminating 399 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. As of the end of the second quarter, 322 of these employees had been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $11 million. These costs were recognized in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

•	$8 million of the net charge is related to the cost to dispose of certain manufacturing equipment. When management approved the actions, certain of the assets were classified as held for use and others as held for sale. The depreciation on the held for use assets was accelerated and this resulted in a charge of $2 million to the “Cost of sales” line in the Consolidated Statement of Income. The remaining equipment was classified as held for sale and this resulted in a charge of $6 million to the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income. As of the end of the second quarter, those assets classified as held for sale had a net book value of less than $1 million and are recognized in the Consolidated Balance Sheet on the line labeled “Net assets held for sale”. The estimated realizable value of these assets was based upon management’s estimates.

•	$1 million of the net charge is related to the decision to abandon certain trademarks obtained with the Earthgrains acquisition. As a result, the amortization associated with these assets has been accelerated so that their carrying value will be zero when they cease being used. This cost is recognized in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income.

•	A net $9 million credit was recognized on actions approved by management to dispose of certain businesses. The most significant of these is a $13 million gain recognized on the disposal of a minority ownership position in Johnsonville Foods, which was completed for amounts more favorable than originally estimated. Offsetting this gain is a net $4 million charge, primarily related to the disposal of a component of a European Intimates and Underwear business. This net credit is reflected in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

•	A net $6 million credit was recognized as a result of exiting certain leased and owned facilities as previously described. This credit is reflected in the “(Income from) charges for exit activities and business dispositions” line in the Consolidated Statement of Income.

Fiscal 2003 Restructuring Actions and Business Dispositions –

During the second quarter of fiscal year 2003, the corporation approved actions to reduce the cost structure of its Bakery business. In addition, a number of exit activities under the previously announced Business Reshaping program were also completed during the quarter for amounts more favorable than originally estimated. As a result of these actions, income before income taxes and net income increased by $3 million and $4 million, respectively. The components of this net credit are as follows:

•	$22 million of the net credit was for costs associated with actions approved for the Bakery operations. These costs consisted of a $13 million charge for the costs to terminate 311 employees, a $5 million charge for the exit of non-cancelable lease obligations, and a $4 million charge for the expected losses on the disposal of leasehold improvements and equipment. This charge is reflected in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

•	Offsetting the charge is a $25 million credit related to the adjustments recognized in completing a number of exit activities under the Business Reshaping program. This credit consisted of a $10 million adjustment of employee termination benefits, an $8 million adjustment of losses on the disposal of property and equipment, a $3 million adjustment of non-cancelable lease and other third-party obligations, and a $4 million adjustment to the loss previously recognized on the disposition of certain businesses. Actual severance benefits were lower than originally anticipated due to certain individuals leaving the corporation prior to their planned involuntary termination, and as a result of certain employees not being severed in accordance with planned actions. The adjustment recognized for the disposal of property and equipment resulted primarily from the receipt of cash proceeds that exceeded prior estimates and certain other property and equipment not being disposed as originally planned. The adjustment for non-cancelable lease and other third-party obligations resulted primarily from settling these liabilities for less than originally estimated. The adjustment for the sale of businesses resulted from the receipt of certain contingent sales proceeds and the favorable settlement of amounts previously recognized in the financial statements. The effect of these adjustments was reflected in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

Including the effects of the second quarter, the actions taken by the corporation during the first half of fiscal year 2003 increased income before income taxes and net income by $12 million and $11 million, respectively. The components of the net credit consisted of the $22 million charge for the Bakery actions previously described. In addition, the cumulative adjustments made for the Business Reshaping program resulted in a $34 million net credit and consisted of a $16 million adjustment of employee termination benefits, a $10 million adjustment of losses on the disposal of property and equipment, a $4 million adjustment of non-cancelable lease and other third-party obligations, and a $4 million adjustment to the loss previously recognized on the disposition of certain businesses. The effect of these adjustments was reflected in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

Status of Restructuring Reserves

As of the end of the second quarter of fiscal year 2004, the status of the previous exit and disposal activities initiated by the corporation is as follows:

Business Reshaping -

The following table summarizes the charges taken for approved exit activities under the Business Reshaping program and the related status as of December 27, 2003. All actions included in this program have been completed. Any accrued amounts remaining as of the end of the second quarter of fiscal year 2004 represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Cumulative Exit Costs Recognized	Write-down of Assets to Net Realizable Value	Cash Payments	Accrued Exit Costs as of Dec. 27, 2003
Employee termination and other benefits	$202	$—	$(182)	$20
Other exit costs – includes non-cancelable lease and other contractual obligations	55	—	(45)	10
Expected losses on disposals of property and equipment and other related costs	54	(54)	—	—
Expected losses on disposal of inventories	19	(19)	—	—
Moving and other related costs	10	—	(10)	—

Total exit costs	$340	$(73)	$(237)	$30

Of the $340 million cumulative charge, $267 million requires the use of cash and $73 million is a non-cash charge. To date, cash expenditures of $237 million have been made and $30 million of cash expenditures remain to be made. The corporation expects to fund these future cash costs from internal sources.

Bakery and Beverage Restructuring -

During the second and fourth quarters of fiscal year 2003, the corporation’s management approved actions to reduce the cost structure of the Bakery and Beverage businesses. These actions reduced income before income taxes by $39 million during fiscal 2003, and decreased the operating results of the Sara Lee Bakery and Beverage segments by $37 million and $2 million, respectively. The components of the charge, and the related status, are as follows:

•	$15 million of the charge was for the cost associated with terminating 645 domestic employees and providing them with severance benefits in accordance with existing benefit plans. As of December 27, 2003, all of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $3 million.

•	$13 million of the charge is related to the actions to dispose of 3 manufacturing facilities, as well as equipment and leasehold improvements at other locations. One of the facilities has been disposed and the remaining assets are classified as held for sale. Their net book value is less than $1 million and is recognized in the Consolidated Balance Sheet on the line labeled “Net assets held for sale”. The estimated realizable value of the assets held for sale was based upon third-party appraisals and management estimates.

•	$6 million of the charge is for costs associated with the abandonment of certain trademarks obtained with the Earthgrains acquisition. As of the end of the second quarter, substantially all of these trademarks have been abandoned and the net book value of the remaining trademarks is less than $1 million.

•	$5 million of the charge is for the costs of non-cancelable lease obligations for certain leased equipment and for some administrative office space. The obligations for the equipment have been satisfied and the office space has been exited. As of December 27, 2003, the lease obligation remaining in accrued liabilities of the Consolidated Balance Sheet was less than $1 million.

4.	Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A complete description of the corporation’s hedging programs and instruments is included in the corporation’s Form 10-K which is filed with the Securities and Exchange Commission. As of June 28, 2003, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $17 million. During the six months ended December 27, 2003, $38 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $23 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at December 27, 2003 of an accumulated loss of $32 million. At December 27, 2003, the maximum maturity date of any cash flow hedge was approximately 2 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $44 million, at the time the underlying hedged transaction is realized.

Other disclosures related to hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur, have been omitted due to the insignificance of these amounts. During the six months ended December 27, 2003, a net loss of $140 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

5.	Segment Information

The following is a summary of sales and operating segment income by business segment for the thirteen and twenty-six weeks ended December 27, 2003 and December 28, 2002.

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Sara Lee Meats	$1,083	$976	$115	$113
Sara Lee Bakery	871	862	55	21
Beverage	821	731	123	121
Household Products	604	532	103	92
Intimates and Underwear	1,639	1,676	132	209

Total business segments	5,018	4,777	528	556
Intersegment sales	(1)	(1)	—	—

Total net sales and operating segment income	5,017	4,776	528	556
Amortization of intangibles	—	—	(25)	(25)
General corporate expenses	—	—	(80)	(60)

Total net sales and operating income	5,017	4,776	423	471
Net interest expense	—	—	(43)	(50)

Net sales and income before income taxes	$5,017	$4,776	$380	$421

	Twenty-Six Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Sara Lee Meats	$2,078	$1,899	$216	$203
Sara Lee Bakery	1,707	1,684	95	66
Beverage	1,513	1,350	221	207
Household Products	1,144	1,010	170	164
Intimates and Underwear	3,243	3,369	259	422

Total business segments	9,685	9,312	961	1,062
Intersegment sales	(2)	(2)	—	—

Total net sales and operating segment income	9,683	9,310	961	1,062
Amortization of intangibles	—	—	(50)	(49)
General corporate expenses	—	—	(159)	(117)

Total net sales and operating income	9,683	9,310	752	896
Net interest expense	—	—	(92)	(98)

Net sales and income before income taxes	$9,683	$9,310	$660	$798

6.	Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare and also provides that a nontaxable federal subsidy will be paid to sponsors of postretirement benefit plans that provide retirees with a drug benefit that is at least “actuarially equivalent” to the Medicare benefit.

The corporation sponsors certain postretirement medical benefit plans which provide prescription drugs and the receipt of the federal subsidy defined by the Act would reduce the liability for such plans and the annual cost. However, at the present time, the corporation does not have sufficiently reliable information available to measure the effects of the Act. The detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined and the evidence required to demonstrate actuarial equivalency. In addition, the magnitude of the subsidy for a sponsor depends on how many Medicare eligible retired plan participants choose not to enroll in the voluntary Medicare plan. Furthermore, the FASB has indicated that specific authoritative guidance on the accounting for the federal subsidy is under review and not yet resolved.

In January 2004, the Financial Accounting Standards Board (FASB) issued a Staff Position document which acknowledged the issues associated with measuring and recognizing the effect of the Act at this point in time and allowed companies to elect to defer accounting for such effects until authoritative guidance on the accounting for the federal subsidy is issued. The corporation has elected to defer the accounting for the effects of the Act in accordance with the FASB Staff Position. Readers of the financial statements should note that the Accumulated Postretirement Benefit Obligation (APBO) and the net periodic postretirement benefit cost disclosed in prior financial statements do not reflect the effects of the Act. Readers should also note that specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the corporation to change these financial statements. The corporation has determined that the postretirement medical benefit plans which will be impacted by the Act are related to the Bakery business and these plans had an APBO of $280 million at the end of fiscal 2003.

7.	Adoption of Statement of Financial Accounting Standards Number 150 (SFAS No. 150)

In July 2003, the corporation adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The requirements of SFAS 150 require that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. A foreign subsidiary of the corporation has issued $295 million of preferred equity securities. Prior to the adoption of SFAS No. 150 these securities were recorded in the “Minority interest in subsidiaries” caption of the Consolidated Balance Sheets. In adopting the provisions of SFAS No. 150, these securities were reclassified to the “Current portion of long-term debt” caption of the Consolidated Balance Sheet in fiscal 2004. The provisions of SFAS No. 150 prohibit the restatement of previously issued financial statements.

8.	Impairment Review

The corporation tests goodwill and intangible assets not subject to amortization for impairment during the second quarter of each fiscal year. As a result of the tests performed in the current year, the corporation recognized a $7 million impairment loss related to three trademarks. The $7 million charge is recognized in the “Selling, general and administrative expenses” line of the Consolidated Income Statement. $5 million was related to trademarks associated with Household Products brands in Europe; and $2 million was related to Beverage brands in the U.S. and Greece. The fair value of the trademarks was measured using the royalty saved method.

As a result of the annual review, the corporation concluded that the impaired trademarks and certain other intangible assets had lives which were no longer indefinite. At the end of fiscal 2003, $1.4 billion of the $2.1 billion of total intangible assets were subject to amortization. As a result of this change, approximately $1.7 billion of the $2.1 billion of the corporation’s intangible assets will be subject to amortization. The annual amortization of all intangibles is expected to be approximately $160 million.

9.	Issued But Not Yet Effective Accounting Standards

Following is a discussion of recently issued accounting standards that the corporation will be required to adopt in a future period.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). In December 2003, the FASB issued a revised version of FIN 46 which incorporated a number of changes to the prior version. Prior to the effective date of FIN 46, an entity was generally included in the Consolidated Financial Statements if it was controlled through ownership of a majority voting interest. In FIN 46, the FASB concluded that the voting interest approach is not always effective in identifying controlling financial interest. In some arrangements, equity investors may not bear the residual economic risks, and in others, control is not exercised through voting shares.

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

The corporation was required to apply the provisions of FIN 46 to variable interests in VIEs created after January 31, 2003, which did not have a material impact on the results of operation or financial position. As of the end of the third quarter of fiscal 2004, the corporation will be required to apply the provisions of FIN 46 to variable interests in VIEs created before February 1, 2003. The corporation is currently evaluating the impact the revised accounting standard will have on the consolidated results of operations and financial position.

10.	Subsequent Event

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation can receive a cash payment of 95 million euro from the buyer if tobacco continues to be a legal product in the Netherlands, Germany and Belgium. Annual cash payments of 95 million euro start in 2004 and continue through 2010 if tobacco continues to be a legal product in those countries. If tobacco ceases to be a legal product at any time during this period, the corporation forfeits the receipt of all future amounts. The contingent payment of these amounts is based on the legal status of the product in each country, with the Netherlands accounting for 67% of the total, Germany 22% and Belgium 11%. If these amounts are received, they will be recognized in income upon receipt and separately disclosed.

In January 2004, the contingencies associated with the first payment passed and the corporation received a cash payment of 95 million euro. This was equivalent to $119 million based upon exchange rates in effect on the date of receipt. This receipt of cash will be recognized in the corporation’s earnings in the third quarter of fiscal 2004 and is expected to increase diluted earnings per share by approximately $0.15 per share.

ITEM II

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is Management’s Discussion and Analysis of the results of operations for the second quarter and first six months of fiscal 2004 compared with the second quarter and first six months of fiscal 2003 and a discussion of the changes in financial condition and liquidity during the first six months of fiscal 2004. The following is an outline of the analysis included herein:

•	Overview

•	Consolidated Results – Second Quarter of Fiscal 2004 Compared with Second Quarter of Fiscal 2003

•	Operating Results by Business Segment – Second Quarter of Fiscal 2004 Compared with Second Quarter of Fiscal 2003

•	Consolidated Results – First Six Months of Fiscal 2004 Compared with First Six Months of Fiscal 2003

•	Operating Results by Business Segment – First Six Months of Fiscal 2004 Compared with First Six Months of Fiscal 2003

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Overview

During the second quarter of fiscal 2004, reported net sales rose 5.1% as changes in foreign currency exchange rates increased net sales by 5.7% during the quarter. For the first six months of fiscal 2004, reported net sales increased 4.0% with changes in foreign currency exchange rates increasing net sales by 4.9% during the six month period. The corporation has significant operations in Western and Central Europe where approximately 34% of the sales in the first half of fiscal 2004 were generated. The change in the value of the European euro and British pound versus the U.S. dollar had the largest impact.

Unit volumes in the Sara Lee Meats segment declined slightly in the second quarter and were unchanged for the first six months. The impact of competitive pricing in the Sara Lee Bakery and Beverage segments reduced unit volumes for both the second quarter and the first six months of fiscal 2004. The unit volumes for the four core categories of the Household Products segment declined for the second quarter, but increased slightly for the year-to-date period. Unit volume declined for both the second quarter and the first six months of fiscal 2004 in the Intimates and Underwear segment primarily from a poor holiday selling season for these products at the retail level plus the impact of several major customers reducing inventory levels during the periods.

The Sara Lee Meats, Sara Lee Bakery, Beverage and Intimates and Underwear segments each rely on certain key raw material commodities and changes in the prices of these commodities impact the results of these segments. The gross margin percentage for the corporation fell 1.0% in the second quarter and 0.9% in the first six months as increases in raw materials prices negatively impacted the corporation.

Operating income for the corporation fell 9.9% in the second quarter and 16.0% for the first six months of fiscal 2004 as compared to the prior year comparable period. These declines resulted primarily from the impact of lower unit volumes and gross margins, plus the increased costs associated with higher health and pension benefits.

Net income declined 10.0% in the second quarter and 17.3% in the first six months primarily due to the decline in operating income. Diluted earnings per share declined 7.1% in the second quarter and 15.0% in the first six months of fiscal 2004 as the impact of lower average shares outstanding offset a portion of the decline in net income.

The corporation’s cash flow from operations increased 17% in the first six months of fiscal 2004 as compared to the prior year, primarily from improvement in the usage of working capital. The corporation used the increase in cash from operations to both repay $940 million of long-term debt during the first six months and increase the corporation’s common dividend. Further information and details regarding the performance of the corporation and its business segments follows.

Consolidated Results – Second Quarter of Fiscal 2004 Compared with Second Quarter of Fiscal 2003

Operating results by business segment in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 are as follows:

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Sara Lee Meats	$1,083	$976	$115	$113
Sara Lee Bakery	871	862	55	21
Beverage	821	731	123	121
Household Products	604	532	103	92
Intimates and Underwear	1,639	1,676	132	209

Total business segments	5,018	4,777	528	556
Intersegment sales	(1)	(1)	—	—

Total net sales and operating segment income	5,017	4,776	528	556
Amortization of intangibles	—	—	(25)	(25)
General corporate expenses	—	—	(80)	(60)

Total net sales and operating income	5,017	4,776	423	471
Net interest expense	—	—	(43)	(50)

Net sales and income before income taxes	$5,017	$4,776	$380	$421

The following table summarizes net sales and operating income performance for the second quarter of fiscal 2004 and 2003 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance - (In millions)	December 27, 2003	December 28, 2002	Dollar Change	Percent Change
Net sales	$5,017	$4,776	$241	5.1%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(277)	$277
Dispositions	$—	4	(4)

Total	$—	$(273)	$273

Operating income	$423	$471	$(48)	(9.9)%

Increase / (Decrease) in operating income from
Changes in foreign currency exchange rates	$—	$(33)	$33
Exit activities and business dispositions	(1)	3	(4)
Accelerated depreciation on facilities sold	(1)	—	(1)
Accelerated amortization of intangibles	—	—	—

Total	$(2)	$(30)	$28

Net Sales

Consolidated net sales increased $241 million, or 5.1%, in the second quarter of fiscal 2004 over the second quarter of fiscal 2003, to $5,017 million. The strengthening of foreign currencies, particularly the euro, increased reported net sales by 5.7%, or $277 million. Net sales in the second quarter of fiscal 2003 include $4 million from businesses which have been disposed subsequent to the start of the prior fiscal year. The remaining net sales decrease of $32 million, or 0.6% was primarily attributable to net sales declines in the corporation’s Intimates and Underwear and Sara Lee Bakery segments which were attributable to declines in unit volume. These net sales declines were partially offset by net sales increases in the corporation’s Meats and Beverage segments which were primarily attributable to higher raw material costs which generally lead to higher selling prices, plus improved sales performance in the Household Products segment.

Gross Margin Percent

The gross margin percent decreased from 39.8% in the second quarter of fiscal 2003 to 38.8% in the second quarter of fiscal 2004 as the Sara Lee Meats, Beverage and Intimates and Underwear segments each declined during the quarter. The Sara Lee Meats and Intimates and Underwear segments rely on key raw material commodities and each experienced an increase in commodity costs during the quarter which resulted in a lower gross margin percentage. The Beverage segment experienced increased competitive pricing pressure which reduced the gross margin percent. The Sara Lee Bakery segment gross margin percentage increased during the quarter as the impact of higher raw material costs was offset by favorable pricing and product mix.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses increased $89 million, or 6.2%, in the second quarter of fiscal 2004 over the comparable prior year quarter amount. SG&A expenses increased primarily due to the strengthening of foreign currencies, particularly the euro, versus the U.S. dollar, increased expenses associated with pension and other employee benefit plans, increases in media advertising and promotion expense, higher levels of depreciation, and higher levels of general corporate expenses. When measured as a percentage of sales, SG&A expenses increased by 0.4%, from 30.0% of sales in the second quarter of fiscal 2003 to 30.4% in the second quarter of fiscal 2004. SG&A expenses, measured as a percent of sales, increased in the Intimates and Underwear, Beverage and Household Products segments and declined in the Sara Lee Meats and Sara Lee Bakery segments. Each of the corporation’s business segments and the corporate office have been impacted by higher expenditures for employee benefits such as health care and pensions. In addition, the Sara Lee Bakery, Household Products and Beverage segments increased media advertising and promotion expenses to support new products. General corporate expenses, which are not allocated to a particular business segment, but are part of total SG&A expense, increased $20 million as compared to the prior year comparable quarter. The corporate office experienced increased administrative costs due to the centralization of certain finance and marketing functions, unfavorable foreign currency impacts as compared to the prior year comparable quarter, and a write-down in certain trademarks to fair value.

Intangible amortization is also a component of SG&A expenses and was unchanged between the periods at $25 million for both the second quarter of fiscal 2004 and 2003.

(Income from) Charges for Exit Activities and Business Dispositions

The reported results for the second quarter of fiscal 2004 and fiscal 2003 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable then previously estimated. The actions taken had the objective of improving the competitive structure of the corporation by exiting certain high-cost manufacturing, distribution and administrative activities. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Thirteen Weeks Ended
(In millions)	December 27, 2003	December 28, 2002
Cost of sales	$1	$—
Selling, general and administrative expenses	—	—
(Income from) charges for exit activities and business dispositions	1	(3)

Impact on pretax income	$2	$(3)

During the second quarter of fiscal 2004, the corporation approved actions to reduce the cost structure of the Sara Lee Bakery and corporate office and to reflect certain actions to exit certain leased facilities that were completed for amounts that were more favorable than originally estimated. The net impact of these actions was to reduce pretax income and net income by $2 million and $1 million, respectively, which had no impact on diluted earnings per share. The total charge consists of a $7 million charge associated with terminating a number of employees and a $1 million charge for accelerated depreciation expense related to assets to be disposed. These charges were largely offset by income of $6 million recognized upon management exiting certain leased facilities for amounts more favorable than originally estimated.

In the second quarter of fiscal 2003, the corporation recognized costs for certain exit activities in the Bakery segment and completed certain exit activities and business dispositions that were initiated in prior quarters for amounts more favorable than originally estimated. The net impact of these exit activities and business dispositions was to increase pretax income and net income during the second quarter of fiscal 2003 by $3 million and $4 million, respectively, which did not impact diluted earnings per share. In the second quarter of fiscal 2003, the corporation’s management approved actions to reorganize certain administrative and manufacturing processes in the Bakery segment which include costs to sever a number of employees, exit certain leased facilities and dispose of specific assets. These actions in the Bakery segment resulted in a pretax and after-tax charge of $22 million and $14 million, respectively – or $0.02 per diluted share. The corporation completed certain previously announced exit activities and business dispositions for amounts that were more favorable than originally estimated. The previously announced exit activities and business dispositions that were completed resulted in an increase in pretax income and net income of $25 million and $18 million, respectively – or $0.02 of diluted earnings per share.

The costs (income) of the above actions on the corporation’s business segments are summarized as follows:

	Thirteen Weeks Ended
(In millions)	December 27, 2003	December 28, 2002
Sara Lee Meats	$—	$(7)
Sara Lee Bakery	(2)	19
Beverage	—	—
Household Products	—	—
Intimates and Underwear	—	(15)
Corporate Office	4	—

Total	$2	$(3)

These actions are more fully explained in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of the exit activities taken, the corporation’s cost structure was reduced and efficiency improved. It is estimated that income from continuing operations before income taxes in the second quarter of fiscal 2004 included $20 million of incremental benefits over those realized in the prior year. The total annual savings expected to be generated from restructuring efforts is $272 million in fiscal 2004, of which $69 million was realized in the second quarter of fiscal 2004.

Net Interest Expense

Net interest expense decreased by $7 million in the second quarter of fiscal 2004, to $43 million. The decrease is primarily as a result of lower average interest rates.

Income Tax Expense

The effective tax rate increased from 17.4% in the second quarter of fiscal 2003 to 17.9% in the second quarter of fiscal 2004. The exit and disposal activities recognized in the second quarters of fiscal 2004 and 2003 were primarily the reason for this increase. The corporation anticipates that certain of its global tax return examinations could be completed before the end of fiscal 2004. When these reviews are finalized, it is possible that differences between the estimates previously made by the corporation and the final determinations could favorably impact the corporation’s results.

Consolidated Net Income and Diluted Earnings Per Share (“EPS”)

Consolidated net income of $312 million in the second quarter of fiscal 2004 was $36 million, or 10.0% lower than the prior year comparable quarter. This decline was due to several factors:

•	The impact of increased raw material commodity costs reduced the gross margin percent from 39.8% to 38.8%. This in turn reduced the corporation’s net income in the second quarter of fiscal 2004 as compared to fiscal 2003.

•	Pension costs will increase in fiscal 2004 by approximately $125 million on a pretax basis and this cost is being recognized throughout the fiscal year.

•	Advertising and promotion expenses in the second quarter of fiscal 2004 were higher than in the prior year comparable quarter by $3 million on a pretax basis.

•	In the second quarter of fiscal 2003, income of $3 million was recognized from exit and business disposition activities, while in the second quarter of fiscal 2004, expense of $2 million was recognized from charges for exit activities and business dispositions.

•	Depreciation and general corporate expenses increased over levels in the comparable period of the prior year.

Diluted EPS decreased from $0.42 in the second quarter of fiscal 2003 to $0.39 in the second quarter of fiscal 2004, a decrease of 7.1%. The larger percentage decrease in net income than in diluted EPS was attributable to a decline in the denominator in the diluted EPS computation, primarily as a result of the corporation purchasing shares of its outstanding common stock.

Operating Results by Business Segment – Second Quarter of Fiscal 2004 Compared with Second Quarter of Fiscal 2003

The corporation’s worldwide operations are managed in five business segments. The following is a description of each of these business segments.

•	Sara Lee Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions, and foodservice distributors. Products include hot dogs, breakfast sausages, smoked sausages, deli and lunchmeats, meat snacks and hams. During the first six months of fiscal 2004, 68% of the segment’s sales were generated in U.S. dollars, 26% were generated in euros and the remainder in Mexican pesos. Some of the more prominent brands in the United States include Ball Park, Hillshire Farm, Jimmy Dean and Sara Lee.

•	Sara Lee Bakery produces a wide variety of fresh and frozen baked and specialty items. Its core products are bread, specialty bread, refrigerated dough, bagels, frozen and fresh pies, pound cakes, cheesecakes, Danishes and specialty dessert bites. These products are sold through supermarkets, foodservice distributors, bakery-deli and direct channels. During the first six months of fiscal 2004, 80% of the segment’s sales were generated in U.S. dollars, 17% were generated in euros and the remainder in Australian dollars and Canadian dollars. Some of the more prominent brands in the United States are Sara Lee, EarthGrains and IronKids.

•	Beverage includes retail and foodservice coffee and tea sales in major markets around the world. During the first six months of fiscal 2004, 49% of the segment’s sales were generated in euros and 32% were generated in U.S. dollars. In Europe, some of the more prominent brands are Douwe Egberts, Maison du Café, Marcilla, Merrild, Senseo and Pickwick. Key brands within the United States include Chock full o’Nuts, Hills Bros, Chase and Sanborn and Superior.

•

Household Products is primarily composed of four product categories – body care, air care, shoe care and insecticides. During the first six months of fiscal 2004, 41% of the segment’s sales were in euros; 10% were generated in British pounds; 8% were in Mexican pesos; and 5% were in U.S. dollars. The remaining 36% of the segment’s sales are primarily generated in the Asia-Pacific region and other portions of Europe. Key household and body care brands include Sanex, Ambi Pur, Kiwi and Catch. These products are sold through a variety of retail channels, including supermarkets. Certain personal care products are also distributed through a network of independent sales representatives.

•	Intimates and Underwear sources, manufactures and markets basic branded “innerwear” products – intimate apparel, underwear and legwear. During the first six months of fiscal 2004, 67% of the segment’s sales were generated in U.S. dollars, 16% were in euros, and 9% were in British pounds. Principal brands include Hanes, Hanes Her Way, Champion, Playtex, L’eggs, DIM, Bali, Just My Size and Wonderbra. Distribution channels range from department and specialty stores for premium brands, to warehouse clubs and mass-merchandise outlets for some value-priced brands.

Sara Lee Meats

	Thirteen Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	Change	Percent Change
Change in unit volume				(1)%

Net sales	$1,083	$976	$107	11.0%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(40)	$40

Total	$—	$(40)	$40

Operating segment income	$115	$113	$2	2.1%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(4)	$4
Exit activities and business dispositions	—	7	(7)

Total	$—	$3	$(3)

Net sales in the Sara Lee Meats segment increased by $107 million, or 11.0%, to $1,083 million in the second quarter of fiscal 2004 from $976 million in the prior year second quarter. During the quarter, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales by $40 million, or 4.4%. Unit volumes for processed meats decreased 1% as compared to the prior year second quarter with unit volumes unchanged in the U.S. and declines of 2% in Mexico and 1% in Europe. The remaining net sales increase of $67 million, or 6.6%, was primarily due to higher net product prices and reduced promotional spending in connection with increased raw material costs which are generally passed on to the customer.

The Sara Lee Meats gross margin percentage decreased from 31.5% in the second quarter of fiscal 2003 to 29.5% in the second quarter of fiscal 2004, primarily as a result of increases in commodity meat prices which increased net selling prices but had a negative impact on the gross margin percent. The margin impact of these higher commodity meat prices during the quarter was partially offset by higher average selling prices and favorable product mix during the period.

Operating segment income in Sara Lee Meats increased by $2 million, or 2.1%, from $113 million in the prior year second quarter to $115 million in the second quarter of fiscal 2004. Changes in foreign currency, particularly the euro, increased reported operating segment income by $4 million, or 4.7%. Income from exit activities and business dispositions of $7 million was recognized in the second quarter of fiscal 2003, while no exit activities were recognized in the second quarter of fiscal 2004. The income from exit activities recognized in the second quarter of fiscal 2003 reduced reported operating segment income by 6.2%. The remaining operating segment income increase of $5 million, or 3.6% as compared to the same quarter of the prior year, is the result of favorable product mix and improvements in warehousing and distribution efficiencies.

Sara Lee Bakery

	Thirteen Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	Change	Percent Change
Change in unit volume				(4)%

Net sales	$871	$862	$9	1.0%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(30)	$30

Operating segment income	$55	$21	$34	157.8%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(3)	$3
Exit activities and business dispositions	3	(19)	22
Accelerated depreciation on facilities held for sale	(1)	—	(1)

Total	$2	$(22)	$24

Net sales in the Sara Lee Bakery segment increased $9 million, or 1.0% over the comparable prior year quarter. Changes in foreign currency exchange rates increased reported net sales by $30 million, or 3.3%. Net unit volumes declined 4% during the quarter. This consisted of a unit volume decline in fresh bread in the U.S., due to a competitive marketplace, a decline in refrigerated dough, due to a market decline in the category, both which were only partially offset by unit volume increases in frozen bakery products in the U.S. and fresh bread in Europe from strong shipments of these products. There were no acquisitions or dispositions that impacted the Sara Lee Bakery segment during the quarter. The remaining net sales decline of $21 million, or 2.3%, was primarily a result of a decline in unit volumes that were partially offset by favorable pricing practices and product mix during the quarter.

The gross margin in the Sara Lee Bakery segment increased 0.8% from 40.7% in the second quarter of fiscal 2003 to 41.5% in the second quarter of fiscal 2004 as favorable pricing and product mix offset higher costs for certain key ingredients, wages and employee benefits and the impact of lower unit volumes.

Operating segment income in the Sara Lee Bakery segment increased by $34 million from $21 million in the second quarter of fiscal 2003 to $55 million in the second quarter of fiscal 2004. Changes in foreign currency, particularly the euro, increased reported operating segment income by $3 million, or 9.1%. Charges for exit activities and business dispositions, including the cost of accelerated depreciation on facilities to be sold, increased operating segment income by $2 million in the second quarter of fiscal 2004 and decreased operating segment income by $19 million in the second quarter of fiscal 2003. The $21 million difference between these two amounts significantly increased operating segment income during the quarter. The remaining operating segment income increase of $10 million, or 20.1% during the quarter, was attributable to higher gross margins and a lower cost structure which resulted from benefits from prior restructuring actions.

Beverage

	Thirteen Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	Change	Percent Change
Change in unit volume				(1)%

Net sales	$821	$731	$90	12.3%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(82)	$82

Operating segment income	$123	$121	$2	2.3%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(17)	$17
Exit activities and business dispositions	—	—	—

Total	$—	$(17)	$17

Net sales in the Beverage segment increased by $90 million, or 12.3%, to $821 million in the second quarter of fiscal 2004, reflecting the impact of changes in foreign currency, higher selling prices which resulted from higher green coffee commodity prices, improved sales performance in Brazil, and the continued positive reception of the corporation’s Senseo coffee system in European markets where it is sold. Net unit volumes declined 1% in the quarter as declines occurred in both the European and U.S. markets as a result of a competitive marketplace. These unit volume declines were partially offset by a unit volume increase in Brazil where unit volumes increased in the current quarter after a price increase in the prior quarter reduced volumes. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $82 million, or 11.4%. There were no acquisitions and dispositions that impacted the Beverage segment during the quarter. The remaining net sales increase of $8 million, or 0.9% compared to the prior year quarter, was primarily due to increased selling prices which have been instituted over the prior year that generally result from increases in green coffee commodity prices, plus a favorable product mix in Europe toward new products.

The gross margin percent in the Beverage segment decreased 0.9% from 45.6% in the second quarter of the prior year to 44.7% in the second quarter of fiscal 2004 primarily as a result of increased competitive pricing pressures in the U.S. foodservice and retail sectors that reduced the gross margin percentage.

Operating segment income for the Beverage segment increased $2 million, or 2.3%, to $123 million in the second quarter of fiscal 2004 from $121 million in the second quarter of fiscal 2003. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $17 million, or 12.4%. The remaining operating segment income decrease was $15 million, or 10.5%, resulting from lower gross margins and higher pension costs.

Household Products

	Thirteen Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	Change	Percent Change
Change in unit volume of core categories (a)				(2)%

Net sales	$604	$532	$72	13.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(52)	$52

Operating segment income	$103	$92	$11	11.2%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(7)	$7
Exit activities and business dispositions	—	—	—

Total	$—	$(7)	$7

(a) – Core categories include body care, shoe care, air care and insecticides

Net sales in the Household Products segment increased by $72 million, or 13.4%, from $532 million in the second quarter of fiscal 2003 to $604 million in the second quarter of fiscal 2004. The impact of changes in foreign currency exchange rates increased reported net sales by $52 million, or 10.0%, as the strengthening of currencies in Europe, Australia and South Africa offset a weakening of the currency in Mexico. There were no acquisitions or dispositions that impacted the reported results. Unit volumes for this segment’s four core categories – shoe care, body care, insecticides and air care – decreased 2% in the second quarter of fiscal 2004. Unit volumes declined in the body care, shoe care and air care categories from competitive market conditions. Unit volumes increased in the insecticide category, primarily due to improved sales performance in Asia and Europe. Sales increased in the Direct Selling business as the combination of an increase in the number of sales representatives and the increase in the average customer order size both contributed to the increase. Direct Selling sales results were particularly strong in Mexico, the Philippines, South Africa and Australia, but fell in Japan. The remaining net sales increase of $20 million, or 3.4%, was primarily due to sales improvement in the Direct Selling business.

The gross margin percentage in the Household Products segment decreased 0.1% to 56.9% in the current year second quarter primarily from a competitive marketplace.

Operating segment income increased $11 million, or 11.2% to $103 million in the second quarter of fiscal 2004. Changes in foreign exchange rates increased operating segment income by $7 million, or 7.2%. The remaining operating segment income increase of $4 million, or 4.0%, was primarily due to the sales improvements in the Direct Selling business partially offset by increases in employee benefit costs.

Intimates and Underwear

	Thirteen Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	Change	Percent Change
Change in unit volume (a)				(4)%

Net sales	$1,639	$1,676	$(37)	(2.2)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(73)	$73
Dispositions	—	4	(4)

Total	$—	$(69)	$69

Operating segment income	$132	$209	$(77)	(36.5)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(4)	$4
Exit activities and business dispositions	—	15	(15)
Dispositions	—	—	—

Total	$—	$11	$(11)

(a) – Excludes the impact of dispositions

Net sales decreased by $37 million, or 2.2%, from $1,676 million in the second quarter of fiscal 2003 to $1,639 million in the second quarter of fiscal 2004. The impact of foreign currency exchange rate changes during the quarter, particularly the euro and British pound, increased reported sales during the quarter by $73 million, or 4.1%. The prior year comparable quarter includes $4 million of sales from businesses disposed which contributed 0.2% to the sales decline. As a result, the remaining net sales decrease was $106 million, or 6.1%, which was primarily due to declines in unit volume and lower net selling prices due to a competitive marketplace, particularly the printable T-shirt market. Unit volumes in this segment declined 4% during the quarter with a 1% decline in Legwear and a 4% decline in both Knit Products and Intimates. Legwear unit volumes declined primarily from lower sales of sheer hosiery products as this category continues to decline, which were only partially offset by unit volume increases in socks. Knit Products and Intimates unit volumes primarily declined after several major customers reduced purchases due to a generally weak holiday selling season for apparel products at the retail level.

The gross margin percent decreased by 2.3%, from 36.2% in the second quarter of fiscal 2003 to 33.9% in the second quarter of fiscal 2004, reflecting the impact of lower unit volumes and product pricing, and higher raw material costs, that were partially offset by the benefits of lower production costs.

Intimates and Underwear operating segment income decreased by $77 million, or 36.5%, in the second quarter of fiscal 2004, from $209 million in the second quarter of fiscal 2003, to $132 million in the second quarter of fiscal 2004. Changes in foreign currency exchange rates increased reported operating segment income by $4 million, or 1.5%. The second quarter of fiscal 2003 includes income from exit activities and business dispositions of $15 million, which contributed 5.0% toward the operating segment income decline. The remaining decrease in operating segment income was $66 million, or 33.0%. The second quarter of fiscal 2003, which is used for comparison purposes, had reported a gross margin increase reflecting lower operating costs, lower raw material costs and an improved product mix. During the second quarter of fiscal 2004, the segment reported lower unit volumes, lower gross margins and higher raw material costs. These factors, plus the increased expenses for health care and pensions led to the decline in operating segment income.

Consolidated Results – First Six Months of Fiscal 2004 Compared with First Six Months of Fiscal 2003

Operating results by business segment in the first six months of fiscal 2004 compared with the first six months of fiscal 2003 are as follows:

	Twenty-Six Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Sara Lee Meats	$2,078	$1,899	$216	$203
Sara Lee Bakery	1,707	1,684	95	66
Beverage	1,513	1,350	221	207
Household Products	1,144	1,010	170	164
Intimates and Underwear	3,243	3,369	259	422

Total business segments	9,685	9,312	961	1,062
Intersegment sales	(2)	(2)	—	—

Total net sales and operating segment income	9,683	9,310	961	1,062
Amortization of intangibles	—	—	(50)	(49)
General corporate expenses	—	—	(159)	(117)

Total net sales and operating income	9,683	9,310	752	896
Net interest expense	—	—	(92)	(98)

Net sales and income before income taxes	$9,683	$9,310	$660	$798

The following table summarizes net sales and operating income performance for the first six months of fiscal 2004 and 2003 and certain significant items that affected the comparability of these amounts.

	Twenty-Six Weeks Ended
Corporate Performance - (In millions)	December 27, 2003	December 28, 2002	Dollar Change	Percent Change
Net sales	$9,683	$9,310	$373	4.0%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(462)	$462
Dispositions	—	8	(8)

Total	$—	$(454)	$454

Operating income	$752	$896	$(144)	(16.0)%

Increase / (Decrease) in operating income from
Changes in foreign currency exchange rates	$—	$(57)	$57
Exit activities and business dispositions	(5)	12	(17)
Accelerated depreciation on facilities sold	(2)	—	(2)
Accelerated amortization of intangibles	(1)	—	(1)

Total	$(8)	$(45)	$37

Net Sales

Consolidated net sales increased $373 million, or 4.0%, in the first six months of fiscal 2004 over the first six months of fiscal 2003, to $9,683 million. The strengthening of foreign currencies, particularly the euro, increased reported net sales by 4.9%, or $462 million. Net sales in the first six months of fiscal 2003 include $8 million from businesses which have been disposed of subsequent to the start of the prior fiscal year. The remaining net sales decrease of $81 million, or 0.8% was primarily attributable to declines in unit volumes in the corporation’s Intimates and Underwear and Sara Lee Bakery segments which had unit volume declines of 6% and 3%, respectively. Partially offsetting this decline are increases in net sales in the Sara Lee Meats and Beverage segments primarily attributable to increases in key raw materials which generally lead to higher selling prices plus higher net sales in the Household Products segment from increased unit volumes and strong Direct Selling results.

Gross Margin Percent

The gross margin percent decreased from 39.6% in the first six months of fiscal 2003 to 38.7% in the first six months of fiscal 2004 as each of the corporation’s business segments experienced a decline in their gross margin percent. The Sara Lee Meats, Sara Lee Bakery, Beverage and Intimates and Underwear segments each rely on key raw material commodities and each of these segments experienced an increase in commodity costs during the period which resulted in a lower gross margin percentage.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses increased $188 million, or 6.7%, in the first six months of fiscal 2004 over the comparable prior year period amount. SG&A expenses increased primarily due to the strengthening of foreign currencies, particularly the euro, versus the U.S. dollar, increased expenses associated with pension and other employee benefit plans, increases in media advertising and promotion expense, and higher levels of amortization and general corporate expenses. When measured as a percentage of sales, SG&A expenses increased by 0.9%, from 30.0% of sales in the first six months of fiscal 2003 to 30.9% in the first six months of fiscal 2004. SG&A expenses, measured as a percent of sales, increased in the Household Products and Intimates and Underwear segments and declined in the Sara Lee Meats, Sara Lee Bakery and Beverage segments. Each of the corporation’s business segments and the corporate office have been impacted by higher expenditures for employee benefits such as health care and pensions. In addition, the Sara Lee Bakery, Household Products and Intimates and Underwear segments increased media advertising and promotion expenses to support new products. General corporate expenses, which are not allocated to a particular business segment, but are part of total SG&A expense, increased $42 million as compared to the prior year comparable period. The corporate office recognized higher expenses for the consolidation of certain finance and administrative functions, unfavorable foreign currency impacts as compared to the prior year comparable period, and a write-down of certain trademarks to fair value.

Intangible amortization is also a component of SG&A expenses and increased from $49 million in the first six months of fiscal 2003 to $50 million in the first six months of fiscal 2004 primarily as a result of accelerated amortization of certain trademarks in the Sara Lee Bakery group and the impact of changes in foreign currency exchange rates.

(Income from) Charges for Exit Activities and Business Dispositions

The reported results for the first six months of fiscal 2004 and fiscal 2003 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The actions taken had the objective of improving the competitive structure of the corporation by exiting certain high-cost manufacturing, distribution and administrative activities and disposing of certain investments in which the corporation had a minority ownership position and components of businesses. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Twenty-Six Weeks Ended
(In millions)	December 27, 2003	December 28, 2002
Cost of sales	$2	$—
Selling, general and administrative expenses	1	—
(Income from) charges for exit activities and business dispositions	5	(12)

Impact on pretax income	$8	$(12)

During the first six months of fiscal 2004, the corporation approved actions to reduce the cost structure of Sara Lee Meats, Sara Lee Bakery, Household Products and the corporate office and to reflect certain actions to dispose of certain businesses, including the impact of certain business dispositions that were completed for amounts that were more favorable than originally estimated. The net impact of these actions was to reduce pretax income and net income by $8 million and $6 million, respectively, which had no impact on diluted earnings per share. The total charge consists of the following components: a $14 million charge associated with terminating a number of employees; $2 million of accelerated depreciation expense related to the assets to be disposed; and, a $1 million charge for accelerated trademark amortization related to the cost to abandon certain Sara Lee Bakery trademarks. These charges were partially offset by income of $9 million recognized from management’s approved actions to dispose of certain businesses. The most significant of these is a $13 million gain recognized on the disposal of a minority ownership position in Johnsonville Foods, which was completed for amounts more favorable than originally estimated. Offsetting this gain is a net $4 million charge, primarily related to the disposal of a component of a European Intimates and Underwear business.

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

The costs (income) of the above actions on the corporation’s business segments are summarized as follows:

	Twenty-Six Weeks Ended
(In millions)	December 27, 2003	December 28, 2002
Sara Lee Meats	$(5)	$(8)
Sara Lee Bakery	3	18
Beverage	—	—
Household Products	2	—
Intimates and Underwear	4	(22)
Corporate Office	4	—

Total	$8	$(12)

These actions are more fully explained in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of the exit activities taken, the corporation’s cost structure was reduced and efficiency improved. It is estimated that income from continuing operations before income taxes in the first six months of fiscal 2004 included $39 million of incremental benefits over those realized in the prior year. The total annual savings expected to be generated from restructuring efforts is $272 million in fiscal 2004, of which $135 million was realized in the first six months of fiscal 2004.

Net Interest Expense

Net interest expense decreased by $6 million in the first six months of fiscal 2004, to $92 million, primarily as a result of lower average interest rates.

Income Tax Expense

The effective tax rate increased from 17.8% in the first six months of fiscal 2003 to 17.9% in the first six months of fiscal 2004 primarily as a result of exit and disposal activities recognized in the first six months of fiscal 2004 and 2003. The corporation anticipates that certain of its global tax return examinations could be completed before the end of fiscal 2004. When these reviews are finalized, it is possible that differences between the estimates previously made by the corporation and the final determinations could favorably impact the corporation’s results.

Consolidated Net Income and Diluted Earnings Per Share (“EPS”)

Consolidated net income of $542 million in the first six months of fiscal 2004 was $114 million, or 17.3% lower than the prior year comparable period. This decline was due to several factors:

•	The impact of increased raw material commodity costs reduced the gross margin percent from 39.6% to 38.7%. This in turn reduced the corporation’s net income in the first six months of fiscal 2004 as compared to fiscal 2003.

•	Pension costs will increase in fiscal 2004 by approximately $125 million on a pretax basis and this cost is being recognized throughout the fiscal year.

•	Advertising and promotion expenses in the first six months of fiscal 2004 were higher than in the prior year comparable period by $16 million on a pretax basis.

•	In the first six months of fiscal 2003, income of $12 million was recognized from exit and business disposition activities, while in the first six months of fiscal 2004, expense of $8 million was recognized from exit and business disposition activities.

•	Amortization expense and general corporate expenses increased over levels in the comparable period of the prior year.

Diluted EPS decreased from $0.80 in the first six months of fiscal 2003 to $0.68 in the first six months of fiscal 2004, a decrease of 15.0%. The larger percentage decrease in net income than in diluted EPS was attributable to a decline in the denominator in the diluted EPS computation, primarily as a result of the corporation purchasing shares of its outstanding common stock.

Operating Results by Business Segment – First Six Months of Fiscal 2004 Compared with First Six Months of Fiscal 2003

Sara Lee Meats

	Twenty-Six Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	Change	Percent Change
Change in unit volume (a)				—%

Net sales	$2,078	$1,899	$179	9.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(68)	$68
Dispositions	—	4	(4)

Total	$—	$(64)	$64

Operating segment income	$216	$203	$13	7.0%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(8)	$8
Exit activities and business dispositions	5	8	(3)
Dispositions	—	—	—

Total	$5	$—	$5

(a) – Excludes the impact of dispositions

Net sales in the Sara Lee Meats segment increased by $179 million, or 9.4%, to $2,078 million in the first six months of fiscal 2004 from $1,899 million in the prior year six month period. During the period, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales by $68 million, or 3.8%. The first six months of fiscal 2003 includes net sales of $4 million from a business that was disposed of subsequent to the beginning of the prior year. Unit volumes for processed meats, excluding the impact of dispositions, were unchanged as compared to the prior year first six months with unit volume increases of 1% in the U.S. which were offset by declines of 1% in both Mexico and Europe. The remaining net sales increase of $115 million, or 5.9%, was primarily due to higher net product prices and reduced promotion spending in connection with higher raw material costs.

The Sara Lee Meats gross margin percentage decreased from 31.8% in the first six months of fiscal 2003 to 29.8% in the first six months of fiscal 2004, primarily as a result of increases in commodity meat prices which increased net selling prices but had a negative impact on the gross margin percent. The impact of higher commodity costs was partially offset by an improved product mix.

Operating segment income in Sara Lee Meats increased by $13 million, or 7.0%, from $203 million in the prior year first six month period to $216 million in the first six months of fiscal 2004. Changes in foreign currency, particularly the euro, increased reported operating segment income by $8 million, or 4.5%. Dispositions completed subsequent to the beginning of the prior year did not have a significant impact on operating segment income during the period. Income from exit activities and business dispositions of $5 million was recognized in the first six months of fiscal 2004, as compared to $8 million in the first six months of fiscal 2003. The difference in income from exit activities and business dispositions of $3 million decreased reported operating segment income by 1.4%. The remaining operating segment income increase of $8 million, or 3.6% as compared to the comparable six month period of the prior year, is the result of lower spending on media advertising and promotion, efficiencies achieved in warehousing and distribution activities, partially offset by the impact of lower gross margins.

Sara Lee Bakery

	Twenty-Six Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	Change	Percent Change
Change in unit volume				(3)%

Net sales	$1,707	$1,684	$23	1.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(51)	$51

Operating segment income	$95	$66	$29	43.4%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(5)	$5
Exit activities and business dispositions	—	(18)	18
Accelerated depreciation on facilities held for sale	(2)	—	(2)

Total	$(2)	$(23)	$21

Net sales in the Sara Lee Bakery segment increased $23 million, or 1.4% over the comparable prior year six month period. Changes in foreign currency exchange rates increased reported net sales by $51 million, or 3.0%. Unit volumes declined 3% during the period as volume decreases for fresh bread in the U.S., due to a competitive marketplace, and dough products, due to a combination of unusually hot summer weather in Europe and a general market decline in this category, were partially offset by unit volume increases in frozen bakery products in the U.S. and Australia and increases in fresh bread in Europe. There were no acquisitions or dispositions that impacted the Sara Lee Bakery segment during the first six months. The remaining net sales decline of $28 million, or 1.6%, was primarily a result of a decline in unit volumes that were partially offset by more favorable promotional pricing practices during the period.

The gross margin in the Sara Lee Bakery segment fell 0.2% from 42.0% in the first six months of fiscal 2003 to 41.8% in the first six months of fiscal 2004 as a result of higher costs for certain key ingredients, wages and employee benefits and the impact of lower unit volumes.

Operating segment income in the Sara Lee Bakery segment increased by $29 million, or 43.4%, from $66 million in the first six months of fiscal 2003 to $95 million in the first six months of fiscal 2004. Changes in foreign currency, particularly the euro, increased reported operating segment income by $5 million, or 6.4%. Charges for exit activities and business dispositions, including the cost of accelerated depreciation on facilities to be sold, reduced operating segment income by $2 million in the first six months of fiscal 2004 as compared to $18 million in the first six months of fiscal 2003. The $16 million difference between these two amounts increased operating segment income by 28.4%. The remaining operating segment income increase of $8 million, or 8.6% during the six month period, was attributable to benefits from restructuring actions which were partially offset by lower gross margins.

Beverage

	Twenty-Six Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	Change	Percent Change
Change in unit volume				(1)%

Net sales	$1,513	$1,350	$163	12.1%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(134)	$134

Operating segment income	$221	$207	$14	6.8%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(28)	$28
Exit activities and business dispositions	—	—	—

Total	$—	$(28)	$28

Net sales in the Beverage segment increased by $163 million, or 12.1%, to $1,513 million in the first six months of fiscal 2004, reflecting the impact of changes in foreign currency, higher green coffee commodity prices, improved sales performance in the Brazilian market, and the positive reception of the corporation’s Senseo coffee system in European markets where it is sold. Net unit volumes declined 1% in the period as strong shipments in the U.S. retail market were offset by declines in U.S. and European foodservice markets due to a combination of an unusually warm summer in Europe and a competitive marketplace in both the U.S. and Europe. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $134 million, or 10.1%. There were no acquisitions and dispositions that impacted the Beverage segment during the period. The remaining net sales increase of $29 million, or 2.0% compared to the prior year period, was primarily due to increases in green coffee commodity prices which generally increase coffee selling prices and the impact of a favorable product mix in Europe toward new products.

The gross margin percent in the Beverage segment decreased 1.3% from 45.3% in the first six months of the prior year to 44.0% in the first six months of fiscal 2004 primarily as a result of the combination of increased price competition in the foodservice sector and increased green coffee prices that reduced the gross margin percentage.

Operating segment income for the Beverage segment increased $14 million, or 6.8%, to $221 million in the first six months of fiscal 2004 from $207 million in the first six months of fiscal 2003. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $28 million, or 12.6%. The remaining operating segment income decrease was $14 million, or 5.6%, resulting from lower gross margins and higher employee pension expense during the period.

Household Products

	Twenty-Six Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	Change	Percent Change
Change in unit volume (a)				1%

Net sales	$1,144	$1,010	$134	13.2%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(89)	$89

Operating segment income	$170	$164	$6	3.5%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(11)	$11
Exit activities and business dispositions	(2)	—	(2)

Total	$(2)	$(11)	$9

(a) – Core categories include body care, air care, shoe care and insecticides

Net sales in the Household Products segment increased by $134 million, or 13.2%, from $1,010 million in the first six months of fiscal 2003 to $1,144 million in the first six months of fiscal 2004. The impact of changes in foreign currency exchange rates increased reported net sales by $89 million, or 9.2%, as the strengthening of currencies in Europe, Australia and the United Kingdom and South Africa offset a weakening of the currency in Mexico. There were no acquisitions or dispositions that impacted the reported results. Unit volumes for this segment’s four core categories – body care, air care, shoe care and insecticides – increased 1% in the first six months of fiscal 2004. Unit volumes increased in the body care and insecticide categories primarily due to improved sales performance in Asia and Europe, where sales benefited from unusually hot summer weather in the first quarter that extended into the second quarter. Unit volumes declined in the shoe care and air care categories from competitive market conditions. Sales in the Direct Selling business increased in the period with increases in Mexico, the Philippines, South Africa and Australia, which offset a decline in Japan. As a result, the remaining net sales increase of $45 million, or 4.0%, was primarily due to increases in unit volume in the four core categories plus sales growth in the Direct Selling business.

The gross margin percentage in the Household Products segment decreased 0.6% to 56.1% from 56.7% in the prior year comparable six month period primarily from a competitive marketplace.

Operating segment income increased $6 million, or 3.5% to $170 million in the first six months of fiscal 2004. Changes in foreign exchange rates increased operating segment income by $11 million, or 6.5%. A charge for exit activities of $2 million was reflected in the first six months of fiscal 2004 which reduced operating segment income by 1.1%. The remaining operating segment income decrease of $3 million, or 1.9%, was primarily due to lower gross margins, higher pension related expenses, partially offset by improved profitability of the Direct Selling business.

Intimates and Underwear

	Twenty-Six Weeks Ended
(In millions)	December 27, 2003	December 28, 2002	Change	Percent Change
Change in unit volume (a)				(6)%

Net sales	$3,243	$3,369	$(126)	(3.7)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(120)	$120
Dispositions	—	4	(4)

Total	$—	$(116)	$116

Operating segment income	$259	$422	$(163)	(38.6)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(8)	$8
Exit activities and business dispositions	(4)	22	(26)

Total	$(4)	$14	$(18)

(a) – Excludes dispositions

Net sales decreased by $126 million from $3,369 million in the first six months of fiscal 2003 to $3,243 million in the first six months of fiscal 2004. The impact of foreign currency exchange rate changes during the period, particularly the euro and British pound, increased reported sales during the first six months by $120 million, or 3.4%. The prior year period includes sales of $4 million from businesses disposed subsequent to the start of the prior year which contributed 0.1% toward the sales decline. As a result, the remaining net sales decrease was $242 million, or 7.0%, which was primarily due to the declines in unit volume and lower net selling prices, particularly in the printable T-shirt market. Unit volumes in this segment declined 6% during the period with a 3% decline in Legwear and a 6% decline in both Knit Products and Intimates. Legwear unit volumes declined primarily from lower sales of sheer hosiery products as this category continues to decline, which were only partially offset by unit volume increases in socks. Knit Products and Intimates unit volumes declined after several major customers reduced inventory levels plus the impact of a generally weak holiday selling season for apparel at the retail level.

The gross margin percent decreased by 1.2%, from 35.3% in the first six months of fiscal 2003 to 34.1% in the first six months of fiscal 2004, reflecting lower unit volumes and lower product pricing, plus higher raw material costs that were partially offset by the benefits of lower production costs.

Intimates and Underwear operating segment income decreased by $163 million, or 38.6%, in the first six months of fiscal 2004, from $422 million in the first six months of fiscal 2003, to $259 million in the first six months of fiscal 2004. Changes in foreign currency exchange rates increased reported operating segment income by $8 million, or 1.3% and the difference between the charges for exit activities reported in the first six months of fiscal 2004 versus the first six months of fiscal 2003 reduced operating segment income by $26 million, or 4.6%. The remaining decrease in operating segment income was $145 million, or 35.3%. The first six months of fiscal 2003, which is used for comparison purposes here, had reported a 124.6% increase in operating segment income from the prior year first six months of fiscal 2002. This prior year comparison period included benefits from higher gross margins resulting from lower raw material costs and the benefits from restructuring activities. During the current first six months of fiscal 2004, the segment experienced lower unit volumes, lower net product pricing and lower gross margins which include the impact of higher raw material costs. These factors, plus increased expenditures for employee costs such as pensions, led to the decline in operating segment income.

Financial Condition

Cash From Operations

Net cash provided from operating activities increased to $1,016 million in the first six months of fiscal 2004 from $871 million in the comparable period of fiscal 2003, primarily due to improved usage of working capital. In the first half of fiscal 2003, $44 million of cash was used to pay accrued liabilities while in the first half of fiscal 2004 accrued liabilities increased as a result of non-cash costs for pension, postretirement medical and other benefit plan costs. In addition, less cash was used in the settlement of trade payables than in the comparable period of the prior year. Partially offsetting these sources of cash was that cash used to fund inventory and receivables was higher than in the comparable period of fiscal 2003.

Cash From Investment Activities

Net cash used in investment activities was $80 million in the first six months of fiscal 2004 as compared to $265 million in the comparable period of fiscal 2003. During the first six months of fiscal 2004, as compared to the first six months of fiscal 2003, the corporation expended $91 million less for the purchase of property and equipment and received $86 million more in proceeds from the sale of businesses, investments and assets. For the first six months of fiscal 2004 and 2003, the corporation expended $218 million and $309 million, respectively, to fund the purchases of property and equipment and received proceeds from the sales of businesses, investments and assets of $138 million and $52 million, respectively.

Cash From Financing Activities

Net cash used in financing activities was $1,318 million during the six months of fiscal 2004 as compared to cash used for financing activities of $481 million in the prior year period. The corporation repaid borrowings of maturing long-term debt in the first six months of $940 million and had net short-term borrowings of $154 million to fund certain working capital requirements and a portion of the long-term debt maturities.

The corporation has an ongoing share repurchase program in place that allows the corporation to repurchase the corporation’s common stock at times management deems appropriate given current market valuations. During the first six months of fiscal 2004, the corporation repurchased common stock with a value of $275 million as compared to common stock repurchases of $150 million in the prior year period. At December 27, 2003, the corporation had approximately 38 million shares remaining on its existing share authorization. The timing and amount of future share repurchases will be based upon market conditions and other factors.

Cash dividends paid during the first six months of fiscal 2004 were $297 million, up $50 million from the $247 million paid in the prior year period.

Liquidity

Notes Payable

Notes payable increased in the first six months of fiscal 2004 and the proceeds received were used to fund certain working capital requirements and a portion of the long-term debt maturities during the period.

Debt and Minority Interest

The corporation’s total long-term debt decreased $489 million in the first six months of fiscal 2004, from $6,161 million at June 28, 2003, to $5,672 million at December 27, 2003, as the corporation repaid maturing debt and adopted new accounting standard SFAS 150 that resulted in the reclassification on the balance sheet of $295 million to long-term debt. During the first six months, $940 million of long-term debt matured and was repaid using cash and the issuance of short-term notes payable.

The corporation’s total long-term debt of $5,672 million is due to be repaid as follows: $387 million in the remainder of fiscal 2004; $1,085 million in fiscal 2005; $375 million in fiscal 2006; $42 million in fiscal 2007; $1,366 million in fiscal 2008; $162 million in fiscal 2009 and $2,255 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consists of 61% fixed-rate debt as of December 27, 2003, as compared with 74% as of June 28, 2003. The decrease in fixed-rate debt at December 27, 2003 versus June 28, 2003 is due to the maturity and repayment of certain fixed-rate debt instruments during the period. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $2.5 billion of available credit from a group of 33 banks and lending institutions. These facilities consist of a $1.3 billion 364-day credit facility, an $800 million 5-year facility, and a $350 million short-term facility. The 364-day $1.3 billion facility expires in late fiscal 2004 and allows the corporation, at its option, to extend any borrowings under this facility for an additional year. The corporation expects to renew this facility under similar terms and conditions upon its maturity. The 5-year $800 million facility expires in fiscal 2006 and, based upon the corporation’s current credit rating, allows for an increase in the size of this facility up to $1.5 billion. The $350 million short-term facility expires on February 15, 2004. At December 27, 2003, the corporation had not borrowed under any of these facilities. None of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the twelve months ended December 27, 2003, the corporation’s interest coverage ratio was 8.1 to 1.0.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of December 27, 2003, were as follows:

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

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $86 million in the remainder of fiscal 2004; $132 million in fiscal 2005; $110 million in fiscal 2006; $91 million in fiscal 2007; $80 million in fiscal 2008; $70 million in fiscal 2009; and $131 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $11 million in the remainder of fiscal 2004; $21 million in fiscal 2005; $20 million in fiscal 2006; $18 million in fiscal 2007; $16 million in fiscal 2008; $14 million in fiscal 2009; and $55 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations which are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2004	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$5,672	$387	$1,085	$375	$42	$1,366	$162	$2,255
Operating lease obligations	700	86	132	110	91	80	70	131

Sub-total	6,372	473	1,217	485	133	1,446	232	2,386
Contingent lease obligations (a)	155	11	21	20	18	16	14	55

Total (b)	$6,527	$484	$1,238	$505	$151	$1,462	$246	$2,441

(a) - Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. Substantially all of these amounts relate to leases operated by Coach, Inc. At December 27, 2003, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.

(b) - Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes. The corporation has no material unconditional purchase obligations as defined by SFAS No. 47, “Disclosure of Long-Term Purchase Obligations.”

Sale of Accounts Receivable

The corporation has an agreement under which several of its operating units sell trade accounts receivable to a limited purpose subsidiary of the corporation. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financial institutions, which in turn purchase and receive ownership and security interests in those receivables. At the end of the second quarter of fiscal 2004, the amount of receivables sold under the program was $200 million, while at the end of fiscal 2003, fiscal 2002 and fiscal 2001, the amount of receivables sold under the program was $250 million. The proceeds from the receivable sales were used to reduce borrowings. As collections reduce accounts receivable included in the pool, the operating units sell new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables and has recorded a reserve for the fair value of the potential future loss of $7 million. The proceeds from the sale of the receivables are equal to the face amount of the receivables less a discount. The discount is a floating-rate that approximates short-term borrowing rates for investment grade entities. The discount is included in SG&A expenses, and represented 1.4%, 1.9%, 2.7% and 5.7% of the weighted average balance of the receivables outstanding during the first six months of fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The amount of receivables sold under this program can be increased; however, if the corporation’s credit rating falls below investment grade, additional receivable sales could not be made under this agreement.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the Sale of Accounts Receivable which is described above, the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligation. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $34 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

Forward-looking Information

From time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making certain “forward-looking statements.” These include statements regarding the corporation’s business prospects, costs and operating results. These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates – particularly the euro – given Sara Lee’s significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iii) a significant change in Sara Lee’s business with any of its major customers, such as Wal Mart, the corporation’s largest customer, including changes in the level of inventory these customers decide is necessary to service the retail trade; (iv) the impact of declines in equity markets on the funded status and annual expense of the corporation’s defined benefit pension plans and the impact of such market declines on consumer spending; (v) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, the financial condition of suppliers and political environments; (vi) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows; (vii) Sara Lee’s ability to realize the estimated savings and productivity improvements associated with prior restructuring initiatives; (viii) fluctuations in the cost and availability of various raw materials; (ix) the impact of various food safety issues on the consumption of meat products in the United States and parts of Europe and the profitability of the corporation’s meat business; (x) credit and other business risks associated with customers operating in a highly competitive retail environment; (xi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; and (xii) the settlement of a number of ongoing reviews of the corporation’s income tax filing positions in the United States and other jurisdictions. In addition, the corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the corporation competes. We have provided additional information in our Form 10-K for fiscal 2003, which readers are encouraged to review, concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 27, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K

On November 24, 2003, the corporation filed a Current Report on Form 8-K to file several exhibits under Item 7 relating to the corporation’s public issuance of notes.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION

(Registrant)

By:	/s/ Wayne R. Szypulski

Wayne R. Szypulski Senior Vice President and Controller (Principal Accounting Officer)

DATE: February 6, 2004