Form 10-Q
period 2004-03-27
LEE SARA CORP
filed 2004-04-30
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On March 27, 2004, the Registrant had 790,335,715 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

This document contains 55 pages

SARA LEE CORPORATION AND SUBSIDIARIES

INDEX

PART I—

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

Preface	3

Condensed Consolidated Balance Sheets—At March 27, 2004 and June 28, 2003	4

Consolidated Statements of Income—For the thirteen and thirty-nine weeks ended March 27, 2004 and March 29, 2003	5

Consolidated Statements of Common Stockholders’ Equity— For the period June 29, 2002 to March 27, 2004	6

Consolidated Statements of Cash Flows—For the thirty-nine weeks ended March 27, 2004 and March 29, 2003	7

Notes to Consolidated Financial Statements	8

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	18

ITEM 4—CONTROLS AND PROCEDURES	44

PART II—

ITEM 2(e)—PURCHASES OF EQUITY SECURITIES BY THE ISSUER	45

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K	46

SIGNATURE	47

EXHIBIT 12.1—Computation of Ratio of Earnings to Fixed Charges	48

EXHIBIT 12.2—Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	49

EXHIBIT 31.1—Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	50

EXHIBIT 31.2—Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	52

EXHIBIT 32.1—Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002	54

EXHIBIT 32.2—Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	55

PART I

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

The preparation of the Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Significant estimates in these Consolidated Financial Statements include allowances for doubtful accounts receivable, net realizable value of inventories, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, and assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans. Actual results could differ from these estimates.

The consolidated financial statements for the thirteen and thirty-nine weeks ended March 27, 2004 and March 29, 2003 and the balance sheet as of March 27, 2004 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 27, 2004 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of June 28, 2003 has been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the year ended June 28, 2003. The results of operations for the thirteen and thirty-nine weeks ended March 27, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at March 27, 2004 and June 28, 2003

(In millions)

	(Unaudited) March 27, 2004	June 28, 2003
ASSETS
Cash and equivalents	$703	$942
Trade accounts receivable, less allowances	2,082	1,928
Inventories:
Finished goods	1,865	1,810
Work in process	397	405
Materials and supplies	487	489

	2,749	2,704
Other current assets	452	378
Net assets held for sale	1	1

Total current assets	5,987	5,953

Other non-current assets	205	284
Property, net	3,307	3,350
Trademarks and other identifiable intangibles, net	2,063	2,110
Goodwill	3,416	3,387

	$14,978	$15,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$125	$75
Accounts payable	1,231	1,286
Accrued liabilities	2,977	2,834
Current maturities of long-term debt	1,355	1,004

Total current liabilities	5,688	5,199
Long-term debt	4,284	5,157
Deferred income taxes	227	200
Pension obligation	1,178	1,178
Other non-current liabilities	1,037	901
Minority interests in subsidiaries	78	358
ESOP convertible preferred stock	—	221
Unearned deferred compensation	—	(182)
Common stockholders’ equity	2,486	2,052

	$14,978	$15,084

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen and Thirty-Nine Weeks Ended March 27, 2004 and March 29, 2003

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net sales	$4,745	$4,350	$14,428	$13,660

Cost of sales	2,888	2,604	8,826	8,230
Selling, general and administrative expenses	1,471	1,370	4,459	4,170
(Income from) charges for exit activities and business dispositions	6	(1)	11	(13)
Contingent sale proceeds	(119)	—	(119)	—
Interest expense	63	70	195	205
Interest income	(21)	(21)	(61)	(58)

	4,288	4,022	13,311	12,534

Income before income taxes	457	328	1,117	1,126
Income taxes	81	59	199	201

Net income	376	269	918	925
Preferred stock dividends, net of tax	—	3	—	8

Income available for common stockholders	$376	$266	$918	$917

Net income per common share
Basic	$0.47	$0.34	$1.17	$1.17

Diluted	$0.47	$0.33	$1.15	$1.13

Average shares outstanding
Basic	791	781	787	782

Diluted	797	813	798	814

Cash dividends per common share	$0.1875	$0.155	$0.5625	$0.460

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period June 29, 2002 to March 27, 2004

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	COMPREHENSIVE INCOME
Balances at June 29, 2002	$1,742	$8	$59	$3,168	$(23)	$(1,470)
Net income	925	—	—	925	—	—	$925
Translation adjustments, net of tax	132	—	—	—	—	132	132
Net adjustment for qualifying cash flow hedges, net of tax	13	—	—	—	—	13	13

Comprehensive income							$1,070

Cash dividends—
Common ($0.46 per share)	(359)	—	—	(359)	—	—
ESOP convertible preferred ($4.08 per share)	(12)	—	—	(12)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	86	—	86	—	—	—
Restricted stock	13	—	13	—	—	—
Tax benefit related to stock-based compensation	6		6
Reacquired shares—repurchases	(283)	—	(172)	(111)	—	—
ESOP tax benefit, redemptions and other	18	—	8	3	7	—

Balances at March 29, 2003	2,281	8	—	3,614	(16)	(1,325)
Net income	296	—	—	296	—	—	$296
Translation adjustments, net of tax	213	—	—	—	—	213	213
Minimum pension liability, net of tax	(606)	—	—	—	—	(606)	(606)
Net adjustment for qualifying cash flow hedges, net of tax	(16)	—	—	—	—	(16)	(16)

Comprehensive loss							$(113)

Cash dividends—
Common ($0.155 per share)	(121)	—	—	(121)	—	—
ESOP convertible preferred ($1.36 per share)	(5)	—	—	(5)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	12	—	12	—	—	—
Restricted stock	7	—	7	—	—	—
Tax benefit related to stock-based compensation	4	—	4	—	—	—
Reacquired shares—repurchases	(22)	—	(22)	—	—	—
ESOP tax benefit, redemptions and other	9	—	—	3	6	—

Balances at June 28, 2003	2,052	8	1	3,787	(10)	(1,734)
Net income	918	—	—	918	—	—	$918
Translation adjustments, net of tax	156	—	—	—	—	156	156
Net adjustment for qualifying cash flow hedges, net of tax	5	—	—	—	—	5	5

Comprehensive income							$1,079

Cash dividends—common ($0.5625 per share)	(445)	—	—	(445)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	79	—	79	—	—	—
Restricted stock	17	—	17	—	—	—
Reacquired shares—repurchases	(350)	—	(321)	(29)	—	—
Conversion of ESOP preferred to common	28	—	210	—	(182)	—
ESOP tax benefit, redemptions and other	26	—	14	—	12	—

Balances at March 27, 2004	$2,486	$8	$—	$4,231	$(180)	$(1,573)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Thirty-Nine Weeks Ended March 27, 2004 and March 29, 2003

(In millions)

Unaudited

	Thirty-Nine Weeks Ended
	March 27, 2004	March 29, 2003
OPERATING ACTIVITIES—
Net income	$918	$925
Less: Cash received from contingent sale proceeds	(119)	—
Adjustments for non-cash charges included in net income:
Depreciation	393	384
Amortization of intangibles	121	96
(Income from) charges for exit activities and business dispositions	6	(12)
Increase in deferred income taxes	54	74
Other	121	53
Changes in current assets and liabilities, excluding businesses acquired and sold	(119)	(257)

Net cash from operating activities	1,375	1,263

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(331)	(476)
Acquisitions of businesses and investments	—	(10)
Dispositions of businesses and investments	119	—
Contingent sale proceeds	119	—
Sales of assets	40	53
Other	1	(2)

Net cash used in investment activities	(52)	(435)

FINANCING ACTIVITIES—
Issuances of common stock	79	86
Purchases of common stock	(350)	(283)
Redemption of preferred stock	—	(250)
Borrowings of long-term debt	6	751
Repayments of long-term debt	(968)	(810)
Short-term borrowings, net	80	1
Payments of dividends	(445)	(372)

Net cash used in financing activities	(1,598)	(877)

Effect of changes in foreign exchange rates on cash	36	8

Decrease in cash and equivalents	(239)	(41)
Cash and equivalents at beginning of year	942	298

Cash and equivalents at end of quarter	$703	$257

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) decrease in trade accounts receivable	$(113)	$113
(Increase) in inventories	(3)	(45)
Decrease in other current assets	1	37
(Decrease) in accounts payable	(95)	(232)
Increase (decrease) in accrued liabilities	91	(130)

Changes in current assets and liabilities	$(119)	$(257)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Net Income Per Share

Net income per share—basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share—diluted reflects the potential dilution that could occur if options and fixed awards to be issued under stock-based compensation arrangements were converted into common stock. For the thirteen and thirty-nine week periods ended March 27, 2004, options to purchase 37.7 million and 50.5 million shares of the corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods. For both the thirteen and thirty-nine week periods ended March 29, 2003, options to purchase 54.0 million shares of the corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods.

The following is a reconciliation of net income to net income per share—basic and diluted for the thirteen and thirty-nine weeks ended March 27, 2004 and March 29, 2003:

Computation of Net Income per Common Share

(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net income	$376	$269	$918	$925
Less dividends on preferred stock, net of tax benefit	—	(3)	—	(8)

Income available to common stockholders—basic	376	266	918	917
Adjustment for assumed conversion of ESOP shares	—	3	—	7

Income available to common stockholders—diluted	$376	$269	$918	$924

Average shares outstanding—basic	791	781	787	782
Dilutive effect of stock option and award plans	6	8	4	8
Dilutive effect of ESOP plan	—	24	7	24

Average shares outstanding—diluted	797	813	798	814

Net Income Per Common Share—Basic	$0.47	$0.34	$1.17	$1.17

Net Income Per Common Share—Diluted	$0.47	$0.33	$1.15	$1.13

2.	Stock-Based Compensation

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Reported net income	$376	$269	$918	$925
Plus—Stock-based employee compensation included in reported net income, net of related tax effects	4	7	13	17
Less—Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(11)	(15)	(34)	(42)

Pro forma net income	$369	$261	$897	$900

Earnings per share:
Basic—as reported	$0.47	$0.34	$1.17	$1.17

Basic—pro forma	$0.47	$0.33	$1.14	$1.14

Diluted—as reported	$0.47	$0.33	$1.15	$1.13

Diluted—pro forma	$0.46	$0.32	$1.13	$1.11

3.	Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation can receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. In January 2004, the contingencies associated with the first payment passed and the corporation received a cash payment of 95 million euros. This was equivalent to $119 million based upon exchange rates on the date of receipt and this amount was recognized in the corporation’s earnings in the third quarter of fiscal 2004. This transaction increased diluted EPS within the quarter and nine months year-to-date by $0.15 per share.

4.	Exit Activities and Business Dispositions

The reported results for the quarter and for the first nine months of fiscal years 2004 and 2003 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The impact of these activities on income before income taxes is summarized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Exit and disposal programs:
Fiscal 2004 restructuring actions	$9	$—	$32	$—
Fiscal 2003 Bakery and Beverage Restructuring	—	—	(1)	22
Business Reshaping	—	—	(5)	(30)

Total exit costs (income)	9	—	26	(8)
Business dispositions	—	(1)	(9)	(5)

Total costs (income) from exit activities and business dispositions	$9	$(1)	$17	$(13)

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income of the corporation.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Cost of sales	$3	$—	$5	$—
Selling, general and administrative expenses	—	—	1	—
(Income from) charges for exit activities and business dispositions	6	(1)	11	(13)

Impact on income before taxes	$9	$(1)	$17	$(13)

The exit and business disposition actions recognized during the third quarter of fiscal 2004 decreased net income by $6 million, or diluted earnings per share by $0.01. The actions recognized during the third quarter of fiscal 2003 increased net income by $1 million but had no measurable effect on diluted earnings per share. On a year-to-date basis, the actions recognized during the first nine months of fiscal 2004 decreased net income by $12 million, or diluted earnings per share by $0.02. For fiscal 2003, the actions recognized during the first nine months of the year increased net income by $12 million, or diluted earnings per share by $0.01.

The impact of these actions on the corporation’s business segments are summarized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Sara Lee Meats	$2	$1	$(3)	$(7)
Sara Lee Bakery	7	—	10	18
Beverage	—	—	—	—
Household Products	—	—	2	—
Branded Apparel	—	(2)	4	(24)
Corporate	—	—	4	—

Total	$9	$(1)	$17	$(13)

The following provides a detailed description of the exit activities and business disposals impacting the reported results for the quarter and the first nine months of fiscal years 2004 and 2003.

Fiscal 2004 Restructuring Actions and Business Dispositions—

During the third quarter of fiscal 2004, the corporation approved actions to reduce the cost structure of Sara Lee Meats and Sara Lee Bakery. The net impact of these actions was to reduce income before income taxes and net income by $9 million and $6 million, respectively. The components of the charge are as follows:

•	$6 million of the net charge is for the cost associated with terminating 250 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. This charge is reflected in the “(Income from) charges for exit activities and business dispositions” line in the Consolidated Statement of Income.

•	$3 million of the net charge is related to the acceleration of depreciation on an asset group for which management reduced the remaining useful life as a result of a decision to dispose of the assets. This accelerated depreciation is recognized in the “Cost of sales” line of the Consolidated Statement of Income.

Including the effects of the third quarter, the actions approved by the corporation during the first nine months of fiscal 2004 reduced income before income taxes and net income by $17 million and $12 million, respectively. The components of the net charge are as follows:

•	$20 million of the net charge is for the cost associated with terminating 639 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. As of the end of the third quarter, 502 of these employees had been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $14 million. These costs were recognized in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

•	$11 million of the net charge is related to the cost to dispose of certain manufacturing equipment. When management approved the actions, certain of the assets were classified as held for use and others as held for sale. The depreciation on the held for use assets was accelerated and this resulted in a charge of $5 million to the “Cost of sales” line in the Consolidated Statement of Income. The remaining equipment was deemed held for sale and this resulted in a charge of $6 million to the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income. As of the end of the third quarter, those assets classified as held for sale had a net book value of less than $1 million and are recognized in the Consolidated Balance Sheet on the line labeled “Net assets held for sale”. The estimated realizable value of these assets was based upon management’s estimates.

•	$1 million of the net charge is related to the decision to abandon certain trademarks obtained with the Earthgrains acquisition. As a result, the amortization associated with these assets was accelerated, with the cost recognized in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income. As of the end of the third quarter, these trademarks have been abandoned and their net book value is zero.

•	A net $9 million credit was recognized on actions approved by management to dispose of certain businesses. The most significant of these is a $13 million gain recognized on the disposal of a minority ownership position in Johnsonville Foods, which was completed for amounts more favorable than originally estimated. Offsetting this gain is a net $4 million charge, primarily related to the disposal of a component of a European Intimates and Underwear business. This net credit is reflected in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

•	A net $6 million credit was recognized as a result of exiting certain leased and owned facilities. Of this amount, $5 million relates to the termination of certain lease obligations for amounts more favorable than originally estimated under the previously announced Business Reshaping program. The remaining $1 million relates to the gain recognized on the disposal of a Bakery manufacturing facility previously targeted for disposal as a part of restructuring actions approved during fiscal year 2003. These credits are reflected in the “(Income from) charges for exit activities and business dispositions” line in the Consolidated Statement of Income.

Fiscal 2003 Restructuring Actions and Business Dispositions—

During the third quarter of fiscal 2003, adjustments were made to previously accrued costs for certain exit activities and business dispositions. The net adjustment recognized in the quarter increased income before income taxes and net income by $1 million. The net adjustment includes a $2 million credit for employee termination benefits, a $1 million charge for the disposal of property and equipment and a $1 million charge for moving expenses related to employees affected by the Business Reshaping program. These adjustments resulted from settling obligations associated with the exit activities completed under the Reshaping program. Also included in the net adjustment is a $1 million credit associated with the disposition of a business, which resulted from the receipt of certain contingent sales proceeds.

Including the effects of the third quarter, the actions approved by the corporation during the first nine months of fiscal 2003 increased income before income taxes and net income by $13 million and $12 million, respectively. The components of the net credit are as follows:

•	A $22 million charge for the costs associated with actions approved for the Bakery operations. These costs consisted of a $13 million charge for the costs to terminate 311 employees, a $5 million charge for the exit of certain non-cancelable lease obligations, and a $4 million charge for the expected losses on the disposal of leasehold improvements and equipment. This charge is reflected in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

•	Offsetting the charge is a $35 million net credit related to the adjustments recognized in completing a number of exit activities under the Business Reshaping program. This net credit consisted of an $18 million adjustment of employee termination benefits, a $9 million adjustment of losses on the disposal of property and equipment, a $4 million adjustment of non-cancelable lease and other third-party obligations, a $1 million charge for moving expenses related to employees affected by the Reshaping program, and a $5 million adjustment to the loss previously recognized on the disposition of certain businesses. The effect of these adjustments was reflected in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

Status of Restructuring Reserves

As of the end of the third quarter of fiscal 2004, the status of the previous exit and disposal activities initiated by the corporation is as follows:

Business Reshaping—

The following table summarizes the charges taken for approved exit activities under the Business Reshaping program and the related status as of March 27, 2004. All actions included in this program have been completed. Any accrued amounts remaining as of the end of the third quarter of fiscal 2004 represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Cumulative Exit Costs Recognized	Write-down of Assets to Net Realizable Value	Cash Payments	Accrued Exit Costs as of March 27, 2004
Employee termination and other benefits	$202	$—	$(183)	$19
Other exit costs—includes non-cancelable lease and other contractual obligations	55	—	(47)	8
Expected losses on disposals of property and equipment and other related costs	54	(54)	—	—
Expected losses on disposal of inventories	19	(19)	—	—
Moving and other related costs	10	—	(10)	—

Total exit costs	$340	$(73)	$(240)	$27

The completion of the remainder of the Business Reshaping program is expected to require the use of $27 million in cash which will be funded from internal sources.

Bakery and Beverage Restructuring—

During the second and fourth quarter of fiscal 2003, the corporation’s management approved actions to reduce the cost structure of the Bakery and Beverage businesses. These actions reduced income before income taxes by $39 million during fiscal 2003 and decreased the operating results of the Sara Lee Bakery and Beverage segments by $37 million and $2 million, respectively. The components of the charge, and the related status, are as follows:

•	$15 million of the charge was for the cost associated with terminating 645 domestic employees and providing them with severance benefits in accordance with existing benefit plans. As of March 27, 2004, all of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Consolidated Balance Sheet was $2 million.

•	$13 million of the charge is related to the actions to dispose of 3 manufacturing facilities, as well as equipment and leasehold improvements at other locations. All of these assets are classified as held for sale, with one of the manufacturing facilities sold. The net book value of the remaining assets is less than $1 million and is recognized in the Consolidated Balance Sheet on the line “Net assets held for sale”. The estimated realizable value of the assets held for sale was based upon third-party appraisals and management estimates.

•	$6 million of the charge is for costs associated with the abandonment of certain trademarks obtained with the Earthgrains acquisition. As of the end of the third quarter, these trademarks have been abandoned and their net book value has been written down to zero.

•	$5 million of the charge is for the costs of non-cancelable lease obligations for certain leased equipment and for some administrative office space. The obligations for the equipment have been satisfied and the office space has been exited. As of March 27, 2004, the lease obligation remaining in accrued liabilities on the Consolidated Balance Sheet was less than $1 million.

5. Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A complete description of the corporation’s hedging programs and instruments is included in the corporation’s Form 10-K which is filed with the

Securities and Exchange Commission. As of June 28, 2003, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $17 million. During the nine months ended March 27, 2004, $31 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $36 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at March 27, 2004 of an accumulated loss of $12 million. At March 27, 2004, the maximum maturity date of any cash flow hedge was approximately one year, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $22 million, at the time the underlying hedged transaction is realized.

Other disclosures related to hedge ineffectiveness, gains and losses excluded from the assessment of hedge effectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur, have been omitted due to the insignificance of these amounts. During the nine months ended March 27, 2004, a net loss of $95 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

6.	Segment Information

The following is a summary of sales and operating segment income by business segment for the thirteen and thirty-nine weeks ended March 27, 2004 and March 29, 2003.

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Sara Lee Meats	$976	$871	$97	$72
Sara Lee Bakery	810	767	26	11
Beverage	801	706	140	119
Household Products	599	512	109	82
Branded Apparel	1,562	1,495	142	185

Total business segments	4,748	4,351	514	469
Intersegment sales	(3)	(1)	—	—

Total sales and operating segment income	4,745	4,350	514	469
Amortization of intangibles	—	—	(28)	(25)
General corporate expenses	—	—	(106)	(67)
Contingent sale proceeds	—	—	119	—

Total net sales and operating income	4,745	4,350	499	377
Net interest expense	—	—	(42)	(49)

Net sales and income before income taxes	$4,745	$4,350	$457	$328

	Thirty-Nine Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Sara Lee Meats	$3,054	$2,770	$313	$275
Sara Lee Bakery	2,517	2,451	121	77
Beverage	2,314	2,056	361	326
Household Products	1,743	1,522	279	246
Branded Apparel	4,805	4,864	401	607

Total business segments	14,433	13,663	1,475	1,531
Intersegment sales	(5)	(3)	—	—

Total sales and operating segment income	14,428	13,660	1,475	1,531
Amortization of intangibles	—	—	(78)	(74)
General corporate expenses	—	—	(265)	(184)
Contingent sale proceeds	—	—	119	—

Total net sales and operating income	14,428	13,660	1,251	1,273
Net interest expense	—	—	(134)	(147)

Net sales and income before income taxes	$14,428	$13,660	$1,117	$1,126

7.	Retirement Plans

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132). Beginning with the thirteen week period ended on March 27, 2004, SFAS No. 132 requires the disclosure of the following information regarding the corporation’s pension and postretirement medical benefit plans.

The net periodic benefit cost of the corporation’s pension and postretirement medical benefit plans was as follows:

	Thirteen Weeks Ended March 27, 2004		Thirteen Weeks Ended March 29, 2003
	Pension	Postretirement Medical	Pension	Postretirement Medical
Service cost	$33	$5	$26	$3
Interest cost	60	7	54	8
Expected return on plan assets	(50)	—	(57)	—
Amortization of
Prior service cost	1	(3)	2	(1)
Net actuarial loss	31	1	9	—

Net periodic benefit cost	$75	$10	$34	$10

Through the first nine months of fiscal 2004, $90 million of cash contributions have been made to pension and other postretirement benefit plans and the corporation now anticipates making an additional cash contribution of $22 million in the fourth quarter.

8.	Adoption of New Accounting Standards

Statement of Financial Accounting Standards No. 150 (SFAS No. 150)—Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In July 2003, the corporation adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The requirements of SFAS No. 150 require that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. A foreign subsidiary of the corporation has issued $295 million of preferred equity securities. Prior to the adoption of SFAS No. 150, these securities were recorded in the “Minority interest in subsidiaries” line of the Consolidated Balance Sheets. In adopting the provisions of SFAS No. 150, these securities were reclassified to the “Current maturities of long-term debt” line of the Consolidated Balance Sheet in fiscal 2004. The return earned by holders of these securities was $1.6 million for the third quarter of fiscal 2004 and $4.9 million for the first nine months of the year, and these amounts are included in interest expense. In years prior to fiscal 2004, the returns earned by the security holders were included in Selling, General and Administrative expense. The provisions of SFAS No. 150 prohibit the restatement of previously issued financial statements.

FASB Interpretation No. 46—Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). In December 2003, the FASB issued a revised version of FIN 46 which incorporated a number of changes to the prior version. Prior to the effective date of FIN 46, an entity was generally included in the Consolidated Financial Statements if it was controlled through ownership of a majority voting interest. In FIN 46, the FASB concluded that the voting interest approach is not always effective in identifying controlling financial interest. In some arrangements, equity investors may not bear the residual economic risks, and in others, control is not exercised through voting shares.

FIN 46 provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These entities—variable interest entities (VIEs)—are evaluated for consolidation. Variable interests are ownership, contractual or other interests in a VIE that change with changes in the VIE’s net assets. The party with the majority of the variability in gains or losses of the VIE is the VIE’s primary beneficiary, and is required to consolidate the VIE.

The corporation has contracts with vendors and other service providers to purchase inventory and various services including manufacturing, processing, warehousing or transportation services. In certain cases these vendors and service providers are variable interest entities as defined under FIN 46. The corporation has evaluated these relationships to determine who potentially would absorb the majority of the variability of the gains or losses. In those cases where the corporation will absorb the majority of the losses, these entities have been consolidated by the corporation.

Prior to the third quarter of fiscal 2004, the corporation was required to apply the provisions of FIN 46 to variable interests in VIEs created after January 31, 2003. This did not have an impact on the results of operation or financial position of the corporation. At the end of the third quarter of fiscal 2004, the corporation was required to apply the provisions of FIN 46 to variable interests in VIEs created before February 1, 2003. At March 27, 2004, the corporation has consolidated VIEs with total assets and total liabilities of approximately $51 million and $34 million, respectively. The impact of consolidating these VIEs will not have a material impact on the results of operation or financial position of the corporation.

9.	Impairment Review

The corporation tests goodwill and intangible assets not subject to amortization for impairment during the second quarter of each fiscal year. As a result of the tests performed in the current year, in the second quarter, the corporation recognized a $7 million impairment loss related to three trademarks. The $7 million charge is recognized in the “Selling, general and administrative expenses” line of the Consolidated Income Statement. $5 million was related to trademarks associated with Household Products brands in Europe; and $2 million was related to Beverage brands in the U.S. and Greece. The fair value of the trademarks was measured using the royalty saved method.

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

10.	Goodwill

Substantially all of the change in the goodwill balance between June 28, 2003 and March 27, 2004 is due to the impact of changes in foreign currency exchange rates.

11.	Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

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

In January 2004, the FASB issued a Staff Position document which acknowledged the issues associated with measuring and recognizing the effect of the Act at this point in time and allowed companies to elect to defer accounting for such effects until authoritative guidance on the accounting for the federal subsidy is issued. The corporation has elected to defer the accounting for the effects of the Act in accordance with the FASB Staff Position. Readers of the financial statements should note that the Accumulated Postretirement Benefit Obligation (APBO) and the net periodic postretirement benefit cost disclosed in prior financial statements do not reflect the effects of the Act. Readers should also note that specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the corporation to change these financial statements. The corporation has determined that the postretirement medical benefit plans which will be impacted by the Act are related to the Bakery business and these plans had an APBO of $234 million at the end of fiscal 2003.

12.	Branded Apparel Business Segment

The corporation’s business segment previously referred to as Intimates and Underwear has been renamed Branded Apparel to better reflect the nature of the products offered by these businesses.

This change in the name of the segment does not impact the results of operations or the business of the segment.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following is Management’s Discussion and Analysis of the Results of Operations for the third quarter and first nine months of fiscal 2004 compared with the third quarter and first nine months of fiscal 2003 and a discussion of the changes in financial condition and liquidity during the first nine months of fiscal 2004. The following is an outline of the analysis included herein:

•	Overview

•	Consolidated Results—Third Quarter of Fiscal 2004 Compared with Third Quarter of Fiscal 2003

•	Operating Results by Business Segment—Third Quarter of Fiscal 2004 Compared with Third Quarter of Fiscal 2003

•	Consolidated Results—First Nine Months of Fiscal 2004 Compared with First Nine Months of Fiscal 2003

•	Operating Results by Business Segment—First Nine Months of Fiscal 2004 Compared with First Nine Months of Fiscal 2003

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Overview

During the third quarter of fiscal 2004, reported net sales rose 9.1% as each of the corporation’s business segments contributed to the increase. Changes in foreign currency exchange rates increased net sales by 7.1% during the quarter. For the first nine months of fiscal 2004, reported net sales increased 5.6% with changes in foreign currency exchange rates increasing net sales by 5.7%. The corporation has significant operations in Western and Central Europe where approximately 35% of the sales in the first nine months of fiscal 2004 were generated. The change in the value of the European euro and British pound versus the U.S. dollar had the largest impact.

Unit volumes in the Sara Lee Meats segment declined 2% in the third quarter and were unchanged for the first nine months. The impact of competitive pricing in the fresh bread category in the Sara Lee Bakery segment reduced unit volumes by 3% for both the third quarter and the first nine months of fiscal 2004. In the Beverage segment, unit volumes increased 2% and were unchanged in the first nine months of fiscal 2004. The unit volumes for the four core categories of the Household Products segment increased 3% for the third quarter and 2% for the year-to-date period due to a combination of share and category growth. In the third quarter, unit volumes increased 4% in the Branded Apparel segment based upon strong shipments in the Knit Products category. Unit volumes declined 3% in the first nine months of fiscal 2004 in the Branded Apparel segment primarily from a poor holiday selling season at the retail level plus the impact of several major customers reducing inventory levels earlier in the period.

The Sara Lee Meats, Sara Lee Bakery, Beverage and Branded Apparel segments each rely on certain key raw material commodities and changes in the prices of these commodities impact the results of these segments. Additionally, the mix of products sold in each period impacts the gross margin percentage. During both the third quarter and first nine months, the gross margin percentage for the corporation fell 1.0% due to changes in the mix of products sold and increases in raw materials prices.

The corporation sold its European cut tobacco business in 1999. Under the terms of the sale agreement, if tobacco continues to be a legal product in the Netherlands, Germany and Belgium, the corporation can receive an annual cash payment of 95 million euros from the buyer. Annual cash payments of 95 million euros start in 2004 and continue through 2010 if tobacco continues to be a legal product in those countries. In the third quarter of fiscal 2004, the contingencies associated with the first payment passed and the corporation received a cash payment of 95 million euros. This was equivalent to $119 million, or $0.15 per diluted share, based upon exchange rates in effect on the date of receipt.

Operating income for the corporation increased by $122 million, or 31.7%, in the third quarter primarily due to the receipt of the $119 million contingent sale proceeds noted above. Operating income fell 1.8% for the first nine months of fiscal 2004 as compared to the prior year comparable period as lower operating results from the business segments and higher general corporate expenses offset the receipt of the contingent sale proceeds.

Net income increased by $107 million, or 39.6%, in the third quarter primarily due to the receipt of the contingent sale proceeds during the third quarter. Net income declined 0.7% in the first nine months primarily due to the changes in operating income in the period. Diluted earnings per share increased 42.4% in the third quarter and 1.8% in the first nine months of fiscal 2004 as the impact of higher net income was boosted by lower average shares outstanding.

The corporation’s cash flow from operations increased 8.9% in the first nine months of fiscal 2004 as compared to the prior year, primarily from improvement in the usage of working capital. The corporation used the increase in cash from operations during the first nine months to repay $968 million of long-term debt, repurchase $350 million of the corporation’s common stock and increase the corporation’s common dividend. Further information and details regarding the performance of the corporation and its business segments follows.

Consolidated Results—Third Quarter of Fiscal 2004 Compared with Third Quarter of Fiscal 2003

Operating results by business segment in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 are as follows:

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Sara Lee Meats	$976	$871	$97	$72
Sara Lee Bakery	810	767	26	11
Beverage	801	706	140	119
Household Products	599	512	109	82
Branded Apparel	1,562	1,495	142	185

Total business segments	4,748	4,351	514	469
Intersegment sales	(3)	(1)	—	—

Total sales and operating segment income	4,745	4,350	514	469
Amortization of intangibles	—	—	(28)	(25)
General corporate expenses	—	—	(106)	(67)
Contingent sale proceeds	—	—	119	—

Total net sales and operating income	4,745	4,350	499	377
Net interest expense	—	—	(42)	(49)

Net sales and income before income taxes	$4,745	$4,350	$457	$328

The following table summarizes net sales and operating income performance for the third quarter of fiscal 2004 and 2003 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance—(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Net sales	$4,745	$4,350	$395	9.1%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(302)	$302
Dispositions	—	22	(22)

Total	$—	$(280)	$280

Operating income	$499	$377	$122	31.7%

Increase / (Decrease) in operating income from
Receipt of contingent sale proceeds	$119	$—	$119
Changes in foreign currency exchange rates	—	(45)	45
Exit activities and business dispositions	(6)	1	(7)
Accelerated depreciation on facilities sold	(3)	—	(3)
Accelerated amortization of intangibles	—	—	—

Total	$110	$(44)	$154

Net Sales

Consolidated net sales increased $395 million, or 9.1%, in the third quarter of fiscal 2004 over the third quarter of fiscal 2003, to $4,745 million. The strengthening of foreign currencies, particularly the euro, increased reported net sales by 7.1%, or $302 million. Net sales in the third quarter of fiscal 2003 include $22 million from businesses which have been disposed subsequent to the start of the prior fiscal year. The remaining net sales increase of $115 million, or 2.5%, resulted from increases in net sales in each of the corporation’s business segments. The Sara Lee Meats and Sara Lee Bakery segments increased unit selling prices as a result of higher raw material costs and experienced an improved product mix. The Beverage, Household Products and Branded Apparel segments each experienced an increase in unit volumes that improved net sales.

Gross Margin Percent

The gross margin percent decreased from 40.1% in the third quarter of fiscal 2003 to 39.1% in the third quarter of fiscal 2004 as the Beverage, Household Products and Branded Apparel segments each declined during the quarter, while the Sara Lee Meats and Bakery segments increased. The declines in Beverage and Branded Apparel were primarily due to increases in commodity costs and the decline in Household Products was due to competitive market conditions. The gross margin percentage increases in Sara Lee Meats and Bakery segments were primarily driven by improvements in the mix of products sold.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses increased $101 million, or 7.4%, in the third quarter of fiscal 2004 over the comparable prior year quarter amount. SG&A expenses increased primarily due to the strengthening of foreign currencies, particularly the euro, versus the U.S. dollar, increased expenses associated with pension and medical plans and other employee benefit costs, higher levels of software and trademark amortization, offset in part by lower advertising and promotion expenses. When measured as a percentage of sales, however, SG&A expenses decreased by 0.5%, from 31.5% of sales in the third quarter of fiscal 2003 to 31.0% in the third quarter of fiscal 2004. SG&A expenses, measured as a percent of sales decreased in the Sara Lee Meats, Sara Lee Bakery, Beverage and Household Products segments and increased in the Branded Apparel segment. Each of the corporation’s business segments and the corporate office have been impacted by higher expenditures for employee benefits such as health care and pensions.

(Income from) Charges for Exit Activities and Business Dispositions

The reported results for the third quarter of fiscal 2004 and fiscal 2003 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable then previously estimated. The actions taken had the objective of improving the competitive structure of the corporation by exiting certain high-cost manufacturing, distribution and administrative activities. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Thirteen Weeks Ended
(In millions)	March 27, 2004	March 29, 2003
Cost of sales	$3	$—
Selling, general and administrative expenses	—	—
(Income from) charges for exit activities and business dispositions	6	(1)

Impact on pretax income	$9	$(1)

During the third quarter of fiscal 2004, the corporation approved actions to reduce the cost structure of the Sara Lee Bakery and Sara Lee Meats businesses. The net impact of these actions was to reduce pretax income, net income and diluted earnings per share by $9 million, $6 million and $0.01, respectively. The total charge consists of a $6 million charge associated with terminating a number of employees and a $3 million charge for accelerated depreciation expense related to assets to be disposed.

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

The costs (income) of the above actions on the corporation’s business segments are summarized as follows:

	Thirteen Weeks Ended
(In millions)	March 27, 2004	March 29, 2003
Sara Lee Meats	$2	$1
Sara Lee Bakery	7	—
Beverage	—	—
Household Products	—	—
Branded Apparel	—	(2)

Total	$9	$(1)

These actions are more fully explained in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of the exit activities taken, the corporation’s cost structure was reduced and efficiency improved. It is estimated that income before income taxes in the third quarter of fiscal 2004 included $12 million of incremental benefits over those realized in the prior year. The total annual savings expected to be generated from restructuring efforts is $271 million in fiscal 2004, of which $70 million was realized in the third quarter of fiscal 2004.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation can receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. In January 2004, the contingencies associated with the first payment passed and the corporation received a cash payment of 95 million euros. This was equivalent to $119 million based upon exchange rates on the date of receipt, and this amount was recognized in the corporation’s earnings in the third quarter of fiscal 2004. This transaction increased diluted EPS within the quarter and nine months year-to-date by $0.15 per share.

Net Interest Expense

Net interest expense decreased by $7 million in the third quarter of fiscal 2004, to $42 million, primarily as a result of lower average interest rates between the periods.

Income Tax Expense

The effective tax rate decreased from 18.1% in the third quarter of fiscal 2003 to 17.6% in the third quarter of fiscal 2004. The exit and disposal activities recognized in the third quarters of fiscal 2004 and 2003 were primarily the reason for this decrease. Income tax examinations in a number of jurisdictions around the world are nearing completion. Based on the current status of these examinations, the corporation anticipates that their final settlement will have a significant net favorable impact when compared to prior estimates. The corporation’s effective tax rate reflects these anticipated settlements as well as the impacts of dividends to be paid by certain foreign affiliates, tax planning and unresolved contingencies.

Consolidated Net Income and Diluted Earnings Per Share (“EPS”)

Consolidated net income of $376 million in the third quarter of fiscal 2004 was $107 million, or 39.6% higher than the prior year comparable quarter primarily due to the $119 million of income from the receipt of the contingent sale proceeds.

Diluted EPS increased from $0.33 in the third quarter of fiscal 2003 to $0.47 in the third quarter of fiscal 2004, an increase of 42.4%. The larger percentage increase in diluted EPS than in net income was attributable to a decline in the denominator in the diluted EPS computation, primarily as a result of the corporation purchasing shares of its outstanding common stock.

Operating Results by Business Segment—Third Quarter of Fiscal 2004 Compared with Third Quarter of Fiscal 2003

The corporation’s worldwide operations are managed in five business segments. The following is a description of each of these business segments.

—	Sara Lee Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and institutions, and foodservice distributors. Products include hot dogs, breakfast sausages, smoked sausages, deli and lunchmeats, meat snacks and hams. During the first nine months of fiscal 2004, 68% of the segment’s sales were generated in U.S. dollars, 27% were generated in euros and the remainder in Mexican pesos. Some of the more prominent brands in the United States include Ball Park, Hillshire Farm, Jimmy Dean and Sara Lee.

—	Sara Lee Bakery produces a wide variety of fresh and frozen baked and specialty items. Its core products are bread, specialty bread, refrigerated dough, bagels, frozen pies, pound cakes, cheesecakes, Danishes and specialty dessert bites. These products are sold through supermarkets, foodservice distributors, bakery-deli and direct channels. During the first nine months of fiscal 2004, 79% of the segment’s sales were generated in U.S. dollars, 18% were generated in euros and the remainder in Australian dollars and Canadian dollars. Some of the more prominent brands in the United States are Sara Lee, EarthGrains and IronKids.

—	Beverage includes retail and foodservice coffee and tea sales in major markets around the world. During the first nine months of fiscal 2004, 50% of the segment’s sales were generated in euros and 32% were generated in U.S. dollars. In Europe, some of the more prominent brands are Douwe Egberts, Maison du Café, Marcilla, Merrild, Senseo and Pickwick. Key brands within the United States include Chock full o’Nuts, Hills Bros, Chase and Sanborn and Superior.

—	Household Products is primarily composed of four product categories—body care, air care, shoe care and insecticides. During the first nine months of fiscal 2004, 41% of the segment’s sales were in euros; 10% were generated in British pounds; 8% were in Mexican pesos; and 5% were in U.S. dollars. The remaining 36% of the segment’s sales are primarily generated in the Asia-Pacific region and other portions of Europe. Key household and body care brands include Sanex, Ambi Pur, Kiwi and Catch. These products are sold through a variety of retail channels, including supermarkets. Certain personal care products are also distributed through a network of independent sales representatives.

—	Branded Apparel sources, manufactures and markets basic branded “innerwear” products—intimate apparel, underwear and legwear. During the first nine months of fiscal 2004, 66% of the segment’s sales were generated in U.S. dollars, 19% were in euros, and 9% were in British pounds. Principal brands include Hanes, Hanes Her Way, Champion, Playtex, L’eggs, DIM, Bali, Just My Size and Wonderbra. Distribution channels range from department and specialty stores for premium brands, to warehouse clubs and mass-merchandise outlets for some value-priced brands.

Sara Lee Meats

	Thirteen Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Change in unit volume				(2)%

Net sales	$976	$871	$105	12.0%

Increase / (Decrease) in net sales from Changes in foreign currency exchange rates	$—	$(38)	$38

Operating segment income	$97	$72	$25	32.1%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(5)	$5
Exit activities and business dispositions	(2)	(1)	(1)

Total	$(2)	$(6)	$4

Unit volumes in the Sara Lee Meats segment for processed meats decreased 2% as compared to the prior year third quarter. Unit volumes increased less than 1% in the U.S. and Europe and declined 13% in Mexico. In the U.S., unit volume increased in the deli and foodservice channels, but was offset by declines in the retail channel.

Net sales in the Sara Lee Meats segment increased by $105 million, or 12.0%, to $976 million in the third quarter of fiscal 2004 from $871 million in the prior year third quarter. During the quarter, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales by $38 million, or 4.7%. The remaining net sales increase of $67 million, or 7.3%, was primarily due to a favorable product mix, reduced promotional spending, and unit selling prices which increased as the corporation passed on certain raw material cost increases to the customer.

The Sara Lee Meats gross margin percentage increased from 30.0% in the third quarter of fiscal 2003 to 30.1% in the third quarter of fiscal 2004. The impact of higher raw material costs was mitigated by a combination of higher selling prices and lower promotional activities. These factors, plus the impact of a favorable product mix, help boost the gross margin percentage during the quarter.

Operating segment income in Sara Lee Meats increased by $25 million, or 32.1%, from $72 million in the prior year third quarter to $97 million in the third quarter of fiscal 2004. Changes in foreign currency, particularly the euro, increased reported operating segment income by $5 million, or 7.4%. Charges for exit activities and business dispositions of $2 million were recognized in the third quarter of fiscal 2004 and $1 million was recognized in the third quarter of fiscal 2003. The $1 million difference between the charges recognized in fiscal 2004 versus fiscal 2003 for exit activities and business dispositions reduced operating segment income by 1.4%. The remaining operating segment income increase of $21 million, or 26.1% as compared to the same quarter of the prior year, is the result of higher sales and lower media advertising and promotion expenditures.

Sara Lee Bakery

	Thirteen Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Change in unit volume				(3)%

Net sales	$810	$767	$43	5.7%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(27)	$27

Operating segment income	$26	$11	$15	144.0%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Exit activities and business dispositions	(4)	—	(4)
Accelerated depreciation on facilities held for sale	(3)	—	(3)

Total	$(7)	$(2)	$(5)

Net unit volumes in the Sara Lee Bakery segment declined 3% during the quarter primarily as a result of declines in U.S. fresh bread sales due to a competitive marketplace, particularly in regional and store brands. This decline was partially offset by increases in unit volume for frozen bakery products in the U.S. due to strong shipments of pies during the period, plus unit volume increases for fresh bread in Europe based on strong shipments of crustless bread in Spain.

Net sales in the Sara Lee Bakery segment increased $43 million, or 5.7% over the comparable prior year quarter. Changes in foreign currency exchange rates increased reported net sales by $27 million, or 3.6%. There were no acquisitions or dispositions that impacted the Sara Lee Bakery segment during the quarter. The remaining net sales increase of $16 million, or 2.1%, was primarily a result of favorable pricing practices and product mix in each of our product categories that offset the negative unit volume impact during the quarter.

The gross margin in the Sara Lee Bakery segment increased 0.7% from 40.7% in the third quarter of fiscal 2003 to 41.4% in the third quarter of fiscal 2004 as favorable pricing and product mix offset higher costs for certain key ingredients, wages and employee benefits and the impact of lower unit volumes.

Operating segment income in the Sara Lee Bakery segment increased by $15 million, or 144.0%, from $11 million in the third quarter of fiscal 2003 to $26 million in the third quarter of fiscal 2004. Changes in foreign currency, particularly the euro, increased reported operating segment income by $2 million. Charges for exit activities and business dispositions, including the cost of accelerated depreciation on facilities to be sold, reduced operating segment income by $7 million in the third quarter of fiscal 2004. The remaining operating segment income increase of $20 million, or 159.2% during the quarter, was attributable to higher gross margins and a lower cost structure which resulted from the benefits of prior restructuring actions.

Beverage

	Thirteen Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Change in unit volume				2%

Net sales	$801	$706	$95	13.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(77)	$77

Operating segment income	$140	$119	$21	18.3%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(17)	$17
Exit activities and business dispositions	—	—	—

Total	$—	$(17)	$17

Net unit volumes in the Beverage segment increased 2% in the quarter as a 4% increase in the retail channel was partially offset by a 1% decline in unit sales in the foodservice channel. Unit volumes in the retail channel increased in Brazil after a price increase was instituted earlier in the year, and unit volumes increased in the U.S. compared to a poor quarter a year ago as current price competition has reduced retail selling prices, increasing unit volume. The Beverage segment continues to face a strong competitive environment in the foodservice channel.

Net sales in the Beverage segment increased by $95 million, or 13.4%, to $801 million in the third quarter of fiscal 2004, reflecting the impact of changes in foreign currency, higher green coffee commodity prices, higher unit volumes and improvements in product mix. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $77 million, or 11.1%. There were no acquisitions and dispositions that impacted the Beverage segment during the quarter. The remaining net sales increase of $18 million, or 2.3% compared to the comparable period of the prior year was primarily due to increased unit volumes, an improved product mix and unit selling prices which increased as the corporation passed on certain raw material cost increases to the customer.

The gross margin percent in the Beverage segment decreased 1.4% from 46.0% in the third quarter of the prior year to 44.6% in the third quarter of fiscal 2004 primarily as a result of increased competitive pricing pressures in both U.S. foodservice and U.S. retail markets and certain European sectors, plus the impact of higher raw materials costs.

Operating segment income for the Beverage segment increased $21 million, or 18.3%, to $140 million in the third quarter of fiscal 2004 from $119 million in the third quarter of fiscal 2003. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $17 million, or 14.8%. The remaining operating segment income increase was $4 million, or 3.5%, resulting from the impact of lower media advertising and promotion expenditures and administrative expenses which offset the impact of lower gross margins.

Household Products

	Thirteen Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Change in unit volume of core categories (a)				3%

Net sales	$599	$512	$87	17.0%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(83)	$83
Dispositions	—	2	(2)

Total	$—	$(81)	$81

Operating segment income	$109	$82	$27	32.2%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(15)	$15
Exit activities and business dispositions	—	—	—

Total	$—	$(15)	$15

(a)—Core categories include body care, shoe care, air care and insecticides

Unit volumes in the Household Products segment for the four core categories as a whole—shoe care, body care, insecticides and air care—increased 3% in the third quarter of fiscal 2004. Unit volumes increased in the body care category due to market share and category growth in several European and Asian markets, and the insecticide category, primarily due to new product introductions. Unit volumes declined in the shoe care and air care categories from competitive market conditions.

Net sales in the Household Products segment increased by $87 million, or 17.0%, from $512 million in the third quarter of fiscal 2003 to $599 million in the third quarter of fiscal 2004. The impact of changes in foreign currency exchange rates increased reported net sales by $83 million, or 16.5%, primarily due to the strengthening of currencies in Europe, Australia and South Africa. The third quarter of fiscal 2003 includes net sales of $2 million from a business disposed of subsequent to the start of the prior fiscal year which reduced net sales by 0.4%. The remaining net sales increase of $6 million, or 0.9%, was primarily due to higher unit volumes.

The gross margin percentage in the Household Products segment decreased 1.2% from the third quarter of the prior year to 55.2% in the third quarter of fiscal 2004, primarily from competitive pricing in the marketplace.

Operating segment income increased $27 million, or 32.2% to $109 million in the third quarter of fiscal 2004. Changes in foreign exchange rates increased operating segment income by $15 million, or 20.7%. The remaining operating segment income increase of $12 million, or 12.1%, was primarily due to the combination of sales improvements for the core categories and a reduction in media advertising and promotion expenses.

Branded Apparel

	Thirteen Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Change in unit volume (a)				4%

Net sales	$1,562	$1,495	$67	4.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(77)	$77
Dispositions	—	20	(20)

Total	$—	$(57)	$57

Operating segment income	$142	$185	$(43)	(23.4)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(5)	$5
Exit activities and business dispositions	—	2	(2)
Dispositions	—	—	—

Total	$—	$(3)	$3

(a)—Excludes the impact of dispositions

Unit volumes in the Branded Apparel segment increased 4% during the quarter with a 3% decline in Legwear, a 15% increase in Knit Products and a 3% decline in Intimates. Legwear unit volumes declined primarily from lower sales of sheer hosiery products as this category continues to decline, which were only partially offset by unit volume increases in socks. Knit Products units volumes increased as several major customers increased orders due to improved U.S. retail sales during the quarter as compared to a weak quarter in the prior year plus the impact of successful new product introductions. Intimates unit volumes primarily declined from weak retail sales in the U.S. discount store channel due to increased competition and strong shipments in the prior year comparable period in the department store channel.

Net sales increased by $67 million, or 4.4%, from $1,495 million in the third quarter of fiscal 2003 to $1,562 million in the third quarter of fiscal 2004. The impact of foreign currency exchange rate changes during the quarter, particularly the euro and British pound, increased reported sales during the quarter by $77 million, or 5.2%. The prior year comparable quarter includes $20 million of sales from businesses disposed which reduced net sales by 1.5%. As a result, the remaining net sales increase was $10 million, or 0.7%, which was primarily due to increases in unit volumes in the Knit Products category, partially offset by lower selling prices for printable T-shirts.

The gross margin percent decreased by 2.9%, from 37.5% in the third quarter of fiscal 2003 to 34.6% in the third quarter of fiscal 2004, reflecting the unfavorable mix impact of higher sales of lower priced products during the quarter, lower selling prices for printable T-shirts, plus higher raw material costs.

Branded Apparel operating segment income decreased by $43 million, or 23.4%, in the third quarter of fiscal 2004, from $185 million in the third quarter of fiscal 2003, to $142 million in the third quarter of fiscal 2004. Changes in foreign currency exchange rates increased reported operating segment income by $5 million, or 2.1%. The third quarter of fiscal 2003 includes income from exit activities and business dispositions of $2 million, which contributed 0.7% toward the operating segment income decline. The remaining decrease in operating segment income was $46 million, or 24.7% which was primarily due to the combination of lower gross margins and the impact of higher health care and pension costs. The impact of these higher costs was partially offset by lower media advertising and promotion costs.

Consolidated Results—First Nine Months of Fiscal 2004 Compared with First Nine Months of Fiscal 2003

Operating results by business segment in the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003 are as follows:

	Thirty-Nine Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Sara Lee Meats	$3,054	$2,770	$313	$275
Sara Lee Bakery	2,517	2,451	121	77
Beverage	2,314	2,056	361	326
Household Products	1,743	1,522	279	246
Branded Apparel	4,805	4,864	401	607

Total business segments	14,433	13,663	1,475	1,531
Intersegment sales	(5)	(3)	—	—

Total sales and operating segment income	14,428	13,660	1,475	1,531
Amortization of intangibles	—	—	(78)	(74)
General corporate expenses	—	—	(265)	(184)
Contingent sale proceeds	—	—	119	—

Total net sales and operating income	14,428	13,660	1,251	1,273
Net interest expense	—	—	(134)	(147)

Net sales and income before income taxes	$14,428	$13,660	$1,117	$1,126

The following table summarizes net sales and operating income performance for the first nine months of fiscal 2004 and 2003 and certain significant items that affected the comparability of these amounts.

	Thirty-Nine Weeks Ended
Corporate Performance—(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Net sales	$14,428	$13,660	$768	5.6%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(764)	$764
Dispositions	—	30	(30)

Total	$—	$(734)	$734

Operating income	$1,251	$1,273	$(22)	(1.8)%

Increase / (Decrease) in operating income from
Receipt of contingent sale proceeds	$119	$—	$119
Changes in foreign currency exchange rates	—	(108)	108
Exit activities and business dispositions	(11)	13	(24)
Accelerated depreciation on facilities sold	(5)	—	(5)
Accelerated amortization of intangibles	(1)	—	(1)

Total	$102	$(95)	$197

Net Sales

Consolidated net sales increased $768 million, or 5.6%, in the first nine months of fiscal 2004 over the first nine months of fiscal 2003, to $14,428 million. The strengthening of foreign currencies,

particularly the euro, increased reported net sales by 5.7%, or $764 million. Net sales in the first nine months of fiscal 2003 include $30 million from businesses which have been disposed of subsequent to the start of the prior fiscal year which reduced net sales by 0.3%. The remaining net sales increase of $34 million, or 0.2%, was primarily attributable to net sales increases in Sara Lee Meats and Beverage, due to higher raw material costs which are generally passed on to customers and an improved product mix, and the Household Products segment, due to improved sales performance of the segment’s core products. Partially offsetting this increase is a net sales decline in the Sara Lee Bakery and Branded Apparel segments primarily due to a decline in unit volumes.

Gross Margin Percent

The gross margin percent decreased from 39.8% in the first nine months of fiscal 2003 to 38.8% in the first nine months of fiscal 2004. Raw material commodity costs in Sara Lee Meats, Beverage and Branded Apparel all increased during the year and these businesses were unable to recover all of these cost increases from the customer. The Household Products gross margin percentage fell as a result of a competitive market place, while the Sara Lee Bakery gross margin percentage increased slightly due to a favorable product mix during the period.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses increased $289 million, or 6.9%, in the first nine months of fiscal 2004 over the comparable prior year period amount. SG&A expenses increased primarily due to the strengthening of foreign currencies, particularly the euro, versus the U.S. dollar, increased expenses associated with pension and medical plans and other employee benefit costs, higher levels of software and trademark amortization, offset in part by lower advertising and promotion costs. When measured as a percentage of sales, SG&A expenses increased by 0.4%, from 30.5% of sales in the first nine months of fiscal 2003 to 30.9% in the first nine months of fiscal 2004. SG&A expenses, measured as a percent of sales, increased in the Branded Apparel segment and declined in the Sara Lee Meats, Sara Lee Bakery, Beverage and Household Products segments. Each of the corporation’s business segments and the corporate office have been impacted by higher expenditures for employee benefits such as health care and pensions.

(Income from) Charges for Exit Activities and Business Dispositions

The reported results for the first nine months of fiscal 2004 and fiscal 2003 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The actions taken had the objective of improving the competitive structure of the corporation by exiting certain high-cost manufacturing, distribution and administrative activities and disposing of certain investments in which the corporation had a minority ownership position and components of businesses. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003
Cost of sales	$5	$—
Selling, general and administrative expenses	1	—
(Income from) charges for exit activities and business dispositions	11	(13)

Impact on pretax income	$17	$(13)

During the first nine months of fiscal 2004, the corporation approved actions to reduce the cost structure of Sara Lee Meats, Sara Lee Bakery, Household Products and the corporate office and to reflect certain actions to dispose of certain businesses, including the impact of certain business dispositions that were completed for amounts that were more favorable than originally estimated. The net impact of these actions was to reduce pretax income, net income and diluted earnings per share by $17 million, $12 million and $0.02 per share, respectively. The total charge consists of the following components: a $20 million charge associated with terminating a number of employees; $5 million of accelerated depreciation expense related to the assets to be disposed; and, a $1 million charge for accelerated trademark amortization related to the cost to abandon certain Sara Lee Bakery trademarks. These charges were partially offset by income of $9 million recognized from management’s approved actions to dispose of certain businesses. The most significant of these is a $13 million gain recognized on the disposal of a minority ownership position in Johnsonville Foods, which was completed for amounts more favorable than originally estimated. Offsetting this gain is a net $4 million charge, primarily related to the disposal of a component of a European Branded Apparel business.

During the first nine months of fiscal 2003, the corporation recognized costs for exit activities in the Bakery segment and completed certain previously announced exit activities and business dispositions for amounts more favorable than originally estimated. The net impact of these exit activities and business dispositions was to increase pretax income and net income by $13 million and $12 million, respectively, or $0.01 per diluted share. In the first nine months of fiscal 2003, the corporation’s management approved actions to reorganize certain administrative and manufacturing processes in the Sara Lee Bakery segment. The action in the Sara Lee Bakery segment resulted in a pretax and after-tax charge of $22 million and $14 million, respectively—or $0.02 per diluted share. The corporation completed certain previously announced exit activities and business dispositions for amounts that were more favorable than originally estimated. The previously announced exit activities and business dispositions that were completed resulted in an increase in pretax income and net income of $35 million and $26 million, respectively—or $0.03 of diluted earnings per share.

The costs (income) of the above actions on the corporation’s business segments are summarized as follows:

	Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003
Sara Lee Meats	$(3)	$(7)
Sara Lee Bakery	10	18
Beverage	—	—
Household Products	2	—
Branded Apparel	4	(24)
Corporate Office	4	—

Total	$17	$(13)

These actions are more fully explained in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of the exit activities taken, the corporation’s cost structure was reduced and efficiency improved. It is estimated that income before income taxes in the first nine months of fiscal 2004 included $44 million of incremental benefits over those realized in the prior year. The total annual savings expected to be generated from restructuring efforts is $271 million in fiscal 2004, of which $205 million was realized in the first nine months of fiscal 2004.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation can receive a cash payment of 95 million euros from the buyer if tobacco continues to be a legal product in the Netherlands, Germany and Belgium. Annual cash payments of 95 million euros start in 2004 and continue through 2010 if tobacco continues to be a legal product in those countries. If tobacco ceases to be a legal product at any time during this period, the corporation forfeits the receipt of all future amounts. The contingent payment of these amounts is based on the legal status of the product in each country, with the Netherlands accounting for 67% of the total, Germany 22% and Belgium 11%. In the third quarter of fiscal 2004, the contingencies associated with the first payment passed and the corporation received a cash payment of 95 million euros. This was equivalent to $119 million, or $0.15 per diluted share, based upon exchange rates in effect on the date of receipt.

Net Interest Expense

Net interest expense decreased by $13 million in the first nine months of fiscal 2004, to $134 million, primarily as a result of lower average interest rates.

Income Tax Expense

The effective tax rate decreased from 17.9% in the first nine months of fiscal 2003 to 17.8% in the first nine months of fiscal 2004 primarily as a result of exit and disposal activities recognized in the first nine months of fiscal 2004 and 2003. Income tax examinations in a number of jurisdictions around the world are nearing completion. Based on the current status of these examinations, the corporation anticipates that their final settlement will have a significant net favorable impact when compared to prior estimates. The corporation’s effective tax rate reflects these anticipated settlements as well as the impacts of dividends to be paid by certain foreign affiliates, tax planning and unresolved contingencies.

Consolidated Net Income and Diluted Earnings Per Share (“EPS”)

Consolidated net income of $918 million in the first nine months of fiscal 2004 was $7 million, or 0.7% lower than the prior year comparable period. The following factors impacted net income during the period.

•	The corporation received the first contingent payment of $119 million from the sale of its European cut tobacco business which increased net income. This increase was offset by the following factors.

•	The impact of increased raw material commodity costs reduced the gross margin percent from 39.8% to 38.8%. This in turn reduced the corporation’s net income in the first nine months of fiscal 2004 as compared to fiscal 2003.

•	In the first nine months of fiscal 2003, income of $13 million was recognized from exit and business disposition activities, while in the first nine months of fiscal 2004, expense of $17 million was recognized from exit and business disposition activities.

•	Amortization expense and general corporate expenses increased over levels in the comparable period of the prior year.

Diluted EPS increased from $1.13 in the first nine months of fiscal 2003 to $1.15 in the first nine months of fiscal 2004, an increase of 1.8%. The increase in diluted EPS as compared to the decrease in net income was attributable to a decline in the denominator in the diluted EPS computation, primarily as a result of the corporation purchasing shares of its outstanding common stock.

Operating Results by Business Segment—First Nine Months of Fiscal 2004 Compared with First Nine Months of Fiscal 2003

Sara Lee Meats

	Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Change in unit volume (a)				—%

Net sales	$3,054	$2,770	$284	10.2%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(106)	$106
Dispositions	—	4	(4)

Total	$—	$(102)	$102

Operating segment income	$313	$275	$38	13.7%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(13)	$13
Exit activities and business dispositions	3	7	(4)
Dispositions	—	—	—

Total	$3	$(6)	$9

(a)—Excludes the impact of dispositions

Unit volumes in the Sara Lee Meat segment for processed meats, excluding the impact of dispositions, were unchanged as compared to the prior year first nine months with unit volumes up less than 1% in the U.S. which were offset by declines of 5% in Mexico and 1% in Europe. In the U.S., unit sales in the deli channel increased 8%, retail channel sales increased less than 1%, and foodservice sales declined by 2%.

Net sales in the Sara Lee Meats segment increased by $284 million, or 10.2%, to $3,054 million in the first nine months of fiscal 2004 from $2,770 million in the prior year nine month period. During the period, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales by $106 million, or 4.1%. The first nine months of fiscal 2003 includes net sales of $4 million from a business that was disposed of subsequent to the beginning of the prior year. The remaining net sales increase of $182 million, or 6.3%, was primarily due to higher net product prices and reduced promotion spending in connection with higher raw material costs plus the impact of a favorable product mix during the period.

The Sara Lee Meats gross margin percentage decreased from 31.3% in the first nine months of fiscal 2003 to 29.9% in the first nine months of fiscal 2004, primarily as a result of increases in commodity meat prices which increased average net selling prices but had a negative impact on the gross margin percent. The impact of higher commodity costs was partially offset by an improved product mix.

Operating segment income in Sara Lee Meats increased by $38 million, or 13.7%, from $275 million in the prior year first nine month period to $313 million in the first nine months of fiscal 2004. Changes in foreign currency, particularly the euro, increased reported operating segment income by $13 million, or 5.2%. Dispositions completed subsequent to the beginning of the prior year did not have a significant impact on operating segment income during the period. Income from exit activities and business dispositions of $3 million was recognized in the first nine months of fiscal 2004, as compared to $7 million in the first nine months of fiscal 2003. The difference in income from exit activities and business dispositions of $4 million decreased reported operating segment income by 1.6%. The remaining operating segment income increase of $29 million, or 9.8% as compared to the comparable nine month period of the prior year, is the result of improved sales performance from a favorable product mix and lower spending on media advertising and promotion.

Sara Lee Bakery

	Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Change in unit volume				(3)%

Net sales	$2,517	$2,451	$66	2.7%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(78)	$78

Operating segment income	$121	$77	$44	57.4%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(7)	$7
Exit activities and business dispositions	(4)	(18)	14
Accelerated depreciation on facilities held for sale	(5)	—	(5)

Total	$(9)	$(25)	$16

Unit volumes in the Sara Lee Bakery segment declined 3% during the period as volume decreased for fresh bread in the U.S., primarily regional and store brands, due to a competitive marketplace, and dough products, due to a general market decline in this category. These declines were partially offset by unit volume increases in frozen bakery products in the U.S. and Australia and increases in fresh bread in Europe.

Net sales in the Sara Lee Bakery segment increased $66 million, or 2.7% over the comparable prior year nine month period. Changes in foreign currency exchange rates increased reported net sales by $78 million, or 3.1%. There were no acquisitions or dispositions that impacted the Sara Lee Bakery segment during the first nine months. The remaining net sales decline of $12 million, or 0.4%, was primarily a result of a decline in unit volumes that were partially offset by more favorable promotional pricing practices during the period.

The gross margin percentage in the Sara Lee Bakery segment increased 0.1% from 41.6% in the first nine months of fiscal 2003 to 41.7% in the first nine months of fiscal 2004 as a result of a favorable product mix which offset higher costs for certain key ingredients, wages and employee benefits and the impact of lower unit volumes.

Operating segment income in the Sara Lee Bakery segment increased by $44 million, or 57.4%, from $77 million in the first nine months of fiscal 2003 to $121 million in the first nine months of fiscal 2004. Changes in foreign currency, particularly the euro, increased reported operating segment income by $7 million, or 9.7%. Charges for exit activities and business dispositions, including the cost of accelerated depreciation on facilities to be sold, reduced operating segment income by $9 million in the first nine months of fiscal 2004 as compared to $18 million in the first nine months of fiscal 2003. The $9 million difference between these two amounts increased operating segment income by 20.4%. The remaining operating segment income increase of $28 million, or 27.3% during the nine month period, was attributable to an improved product mix and benefits from restructuring actions.

Beverage

	Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Change in unit volume				—%

Net sales	$2,314	$2,056	$258	12.6%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(211)	$211

Operating segment income	$361	$326	$35	11.0%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(45)	$45
Exit activities and business dispositions	—	—	—

Total	$—	$(45)	$45

Net unit volumes in the Beverage segment increased less than 1% in the first nine months of fiscal 2004 as strong shipments in the U.S. and Brazilian retail markets were offset by declines in U.S. and European foodservice markets due to a competitive marketplace.

Net sales in the Beverage segment increased by $258 million, or 12.6%, to $2,314 million in the first nine months of fiscal 2004, reflecting the impact of changes in foreign currency, higher green coffee commodity prices, an improved product mix and improved sales performance in the Brazilian and U.S. markets. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $211 million, or 10.5%. There were no acquisitions and dispositions that impacted the Beverage segment during the period. The remaining net sales increase of $47 million, or 2.1% compared to the prior year period, was primarily due to higher raw material costs which are generally passed along to consumers, an improved product mix, plus the impact of improved sales performance in the U.S. and Brazilian retail markets.

The gross margin percent in the Beverage segment decreased 1.3% from 45.5% in the first nine months of the prior year to 44.2% in the first nine months of fiscal 2004 primarily as a result of the combination of increased price competition and increased green coffee prices that reduced the gross margin percentage.

Operating segment income for the Beverage segment increased $35 million, or 11.0%, to $361 million in the first nine months of fiscal 2004 from $326 million in the first nine months of fiscal 2003. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $45 million, or 13.4%. The remaining operating segment income decrease was $10 million, or 2.3%, resulting from lower gross margins and higher employee pension expense during the period which were partially offset by lower media advertising and promotion.

Household Products

	Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Change in unit volume (a)				2%

Net sales	$1,743	$1,522	$221	14.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(172)	$172
Dispositions	—	2	(2)

Total	$—	$(170)	$170

Operating segment income	$279	$246	$33	13.1%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(26)	$26
Exit activities and business dispositions	(2)	—	(2)

Total	$(2)	$(26)	$24

(a)—Core categories include body care, air care, shoe care and insecticides

Unit volumes for the Household Products segment’s four core categories—body care, air care, shoe care and insecticides—increased 2% in the first nine months of fiscal 2004. Unit volumes increased in the body care and insecticide categories primarily due to improved sales performance in Asia and Europe, where sales in the early part of the year benefited from unusually hot summer weather and benefited in the third quarter from continued market share and category growth in several European and Asian countries and new product introductions. Partially offsetting this increase was a unit volume decline in the shoe care and air care categories due to a competitive marketplace.

Net sales increased by $221 million, or 14.5%, from $1,522 million in the first nine months of fiscal 2003 to $1,743 million in the first nine months of fiscal 2004. The impact of changes in foreign currency exchange rates increased reported net sales by $172 million, or 11.7%, as the strengthening of currencies in Europe, Australia, the United Kingdom and South Africa offset a weakening of the currency in Mexico. Net sales in the first nine months of fiscal 2003 include $2 million from a business that was disposed subsequent to the beginning of the prior fiscal year. As a result, the remaining net sales increase of $51 million, or 2.9%, was primarily due to increases in unit volume in the four core categories, plus sales growth in the Direct Selling business in Mexico, the Philippines, South Africa and Australia.

The gross margin percentage in the Household Products segment decreased 0.9% to 55.7% from 56.6% in the prior year comparable nine month period primarily from competitive pricing in the marketplace.

Operating segment income increased $33 million, or 13.1% to $279 million in the first nine months of fiscal 2004. Changes in foreign exchange rates increased operating segment income by $26 million, or 10.9%. A charge for exit activities of $2 million was reflected in the first nine months of fiscal 2004 which reduced operating segment income by 0.8%. The remaining operating segment income increase of $9 million, or 3.1%, was primarily due to improved unit volumes in the core categories and in the Direct Selling business, partially offset by higher pension related expenses.

Branded Apparel

	Thirty-Nine Weeks Ended
(In millions)	March 27, 2004	March 29, 2003	Dollar Change	Percent Change
Change in unit volume (a)				(3)%

Net sales	$4,805	$4,864	$(59)	(1.2)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(197)	$197
Dispositions	—	24	(24)

Total	$—	$(173)	$173

Operating segment income	$401	$607	$(206)	(33.9)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(13)	$13
Exit activities and business dispositions	(4)	24	(28)

Total	$(4)	$11	$(15)

(a)—Excludes dispositions

Unit volumes in the Branded Apparel segment declined 3% during the period with a 3% decline in Legwear and a 5% decline in Intimates. Unit volumes in Knit Products were unchanged between the periods. Legwear unit volumes declined primarily from lower sales of sheer hosiery products as this category continues to decline, which were only partially offset by unit volume increases in socks. Intimates unit volumes declined after several major customers reduced inventory levels earlier in the year plus the impact of increased competition in the U.S. discount store channel.

Net sales decreased by $59 million, or 1.2%, from $4,864 million in the first nine months of fiscal 2003 to $4,805 million in the first nine months of fiscal 2004. The impact of foreign currency exchange rate changes during the period, particularly the euro and British pound, increased reported sales during the first nine months by $197 million, or 3.9%. The prior year period includes sales of $24 million from businesses disposed subsequent to the start of the prior year which contributed 0.5% toward the sales decline. As a result, the remaining net sales decrease was $232 million, or 4.6%, which was primarily due to the declines in unit volume and lower net selling prices, particularly in the printable T-shirt market.

The gross margin percent decreased by 1.7%, from 35.9% in the first nine months of fiscal 2003 to 34.2% in the first nine months of fiscal 2004, reflecting lower unit volumes and lower product pricing, plus higher raw material costs that were partially offset by the benefits of lower production costs.

Branded Apparel operating segment income decreased by $206 million, or 33.9%, in the first nine months of fiscal 2004, from $607 million in the first nine months of fiscal 2003, to $401 million in the first nine months of fiscal 2004. Changes in foreign currency exchange rates increased reported operating segment income by $13 million, or 1.5% and the difference between the charges for exit activities reported in the first nine months of fiscal 2004 versus the first nine months of fiscal 2003 reduced operating segment income by $28 million, or 3.4%. The remaining decrease in operating segment income was $191 million, or 32.0%. The first nine months of fiscal 2003, which is used for comparison purposes here, had reported a 71.4% increase in operating segment income from the prior year first nine months of fiscal 2002. The fiscal 2003 prior year comparison period included benefits from higher gross margins resulting from lower raw material costs and the benefits from restructuring activities. During the current first nine months of fiscal 2004, the segment experienced lower unit volumes, lower product pricing, and lower gross margins which include the impact of higher raw material costs. These factors, plus increased expense for employee costs such as pensions and higher media advertising and promotion, led to the decline in operating segment income.

Financial Condition

Cash From Operations

Net cash provided from operating activities increased to $1,375 million in the first nine months of fiscal 2004 from $1,263 million in the comparable period of fiscal 2003, primarily due to improved usage of working capital. In the first nine months of fiscal 2003, $130 million of cash was used to pay accrued liabilities while in the first nine months of fiscal 2004 accrued and non-current liabilities increased as a result of non-cash costs for pension, postretirement medical and other benefit plan costs. In addition, less cash was used in the settlement of trade payables and to fund inventory than in the comparable period of the prior year. Partially offsetting these sources of cash was cash used to fund receivables during the fiscal 2004 period that was higher than in the comparable period of fiscal 2003.

Cash From Investment Activities

Net cash used in investment activities was $52 million in the first nine months of fiscal 2004 as compared to $435 million in the comparable period of fiscal 2003. During the first nine months of fiscal 2004, as compared to the first nine months of fiscal 2003, the corporation expended $145 million less for the purchase of property and equipment, received $106 million of incremental proceeds from the sale of businesses, investments and assets, and also received $119 million as a result of the passage of contingencies related to a prior business disposition. For the first nine months of fiscal 2004 and 2003, the corporation expended $331 million and $476 million, respectively, to fund the purchases of property and equipment and received proceeds from the sales of businesses, investments and assets of $278 million and $53 million, respectively.

Cash From Financing Activities

Net cash used in financing activities was $1,598 million during the nine months of fiscal 2004 as compared to cash used in financing activities of $877 million in the prior year period. The corporation repaid borrowings of maturing long-term debt in the first nine months of $968 million and had net short-term borrowings of $80 million to fund certain working capital requirements and a portion of the long-term debt maturities.

The corporation has an ongoing share repurchase program in place that allows the corporation to repurchase the corporation’s common stock at times management deems appropriate given current market valuations. During the first nine months of fiscal 2004, the corporation repurchased shares of common stock with a value of $350 million as compared to common stock repurchases of $283 million in the prior year period. At March 27, 2004, the corporation had approximately 35 million shares remaining on its existing share authorization. The timing and amount of future share repurchases will be based upon market conditions and other factors.

Cash dividends paid during the first nine months of fiscal 2004 were $445 million, up $73 million from the $372 million paid in the prior year period.

Liquidity

Notes Payable

Notes payable increased in the first nine months of fiscal 2004 and the proceeds received were used to fund certain working capital requirements and a portion of the long-term debt maturities during the period.

Debt and Minority Interest

The corporation’s total long-term debt decreased $522 million in the first nine months of fiscal 2004, from $6,161 million at June 28, 2003, to $5,639 million at March 27, 2004, as the corporation repaid maturing debt and adopted new accounting standard SFAS No. 150 that resulted in the reclassification on the balance sheet of $295 million to the current portion of long-term debt. During the first nine months of fiscal 2004, $968 million of long-term debt matured and was repaid using cash and the issuance of short-term notes payable.

The corporation’s total long-term debt of $5,639 million is due to be repaid as follows: $341 million in the remainder of fiscal 2004; $1,070 million in fiscal 2005; $377 million in fiscal 2006; $44 million in fiscal 2007; $1,362 million in fiscal 2008; $162 million in fiscal 2009 and $2,283 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consists of 56% fixed-rate debt as of March 27, 2004, as compared with 74% as of June 28, 2003. The decrease in fixed-rate debt at March 27, 2004 versus June 28, 2003 is due to a combination of the maturity and repayment of certain fixed-rate debt instruments during the period and certain swap instruments that were purchased which convert the interest payments on certain fixed-rate debt into floating-rate debt. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $2.5 billion of available credit from a group of 32 banks and lending institutions. These facilities consist of a $1.3 billion 364-day credit facility, an $800 million 5-year facility, and a $350 million short-term facility. The 364-day $1.3 billion facility expires in late fiscal 2004 and allows the corporation, at its option, to extend any borrowings under this facility for an additional year. The corporation expects to renew this facility under similar terms and conditions upon its maturity. The 5-year $800 million facility expires in fiscal 2006 and, based upon the corporation’s current credit rating, allows for an increase in the size of this facility up to $1.5 billion. The $350 million short-term facility expires on June 30, 2004. At March 27, 2004, the corporation had not borrowed under any of these facilities. None of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the twelve months ended March 27, 2004, the corporation’s interest coverage ratio was 9.6 to 1.0.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of March 27, 2004, were as follows:

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

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $43 million in the remainder of fiscal 2004; $140 million in fiscal 2005; $113 million in fiscal 2006; $92 million in fiscal 2007; $80 million in fiscal 2008; $71 million in fiscal 2009; and $141 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $5 million in the remainder of fiscal 2004; $20 million in fiscal 2005; $20 million in fiscal 2006; $18 million in fiscal 2007; $16 million in fiscal 2008; $14 million in fiscal 2009; and $56 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations which are discussed above.

	Total	Payments Due by Fiscal Year
(In millions)		Remainder of 2004	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$5,639	$341	$1,070	$377	$44	$1,362	$162	$2,283
Operating lease obligations	680	43	140	113	92	80	71	141

Sub-total	6,319	384	1,210	490	136	1,442	233	2,424
Contingent lease obligations (a)	149	5	20	20	18	16	14	56

Total (b)	$6,468	$389	$1,230	$510	$154	$1,458	$247	$2,480

(a)—Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. Substantially all of these amounts relate to leases operated by Coach, Inc. At March 27, 2004, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.

(b)—Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes. The corporation has no material unconditional purchase obligations as defined by SFAS No. 47, “Disclosure of Long-Term Purchase Obligations.”

Sale of Accounts Receivable

The corporation has an agreement under which several of its operating units sell trade accounts receivable to a limited purpose subsidiary of the corporation. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financial institutions, which in turn purchase and receive ownership and security interests in those receivables. At the end of the third quarter of fiscal 2004, the amount of receivables sold under the program was $175 million, while at the end of fiscal 2003, fiscal 2002 and fiscal 2001, the amount of receivables sold under the program was $250 million. The proceeds from the receivable sales were used to reduce borrowings. As collections reduce accounts receivable included in the pool, the operating units sell new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables and has recorded a reserve for the fair value of the potential future loss of $6 million. The proceeds from the sale of the receivables are equal to the face amount of the receivables less a discount. The discount is a floating-rate that approximates short-term borrowing rates for investment grade entities. The discount is included in SG&A expenses, and represented 1.1%, 1.9%, 2.7% and 5.7% of the weighted average balance of the receivables outstanding during the first nine months of fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The amount of receivables sold under this program can be increased; however, if the corporation’s credit rating falls below investment grade, additional receivable sales could not be made under this agreement.

Pension Plans

As indicated in the Pension footnote to the Consolidated Financial Statements which have been included in the corporation’s annual report on Form 10-K, the projected benefit obligation of the defined benefit plans exceeded plan assets by $1,572 million at the end of fiscal 2003 as compared to $556 million at the end of fiscal 2002 and $256 million at the end of fiscal 2001. This increase was attributable to the fact that plan assets declined in value, while plan obligations grew as a result of a lower discount rate and benefits accrued during the periods. Through the first nine months of fiscal 2004, $90 million of cash contributions have been made to pension and other postretirement benefit plans and the corporation now anticipates making an additional cash contribution of $22 million in the fourth quarter. The Significant Accounting Policies section and the Pension footnote to the Consolidated Financial Statements, which are incorporated in the corporation’s annual report on Form 10-K, provides a more complete description of the corporation’s defined benefit plans.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the Sale of Accounts Receivable which is described above, the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $34 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

Forward-looking Information

This document contains certain forward-looking statements including the anticipated costs and benefits of restructuring actions; access to credit markets; the planned extinguishment of debt; the funding of pension plans; potential payments under guarantees; and the settlement of various income tax examinations. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements proceeded by terms such as “expects”, “projects”, “anticipates” or “believes”. These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates—particularly the euro—given Sara Lee’s significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iii) a significant change in Sara Lee’s business with any of its major customers, such as Wal-Mart, the corporation’s largest customer, including changes in the level of inventory these customers decide is necessary to service their customers; (iv) the impact of volatility in the equity markets and interest rates on the funded status and annual expense of the corporation’s defined benefit pension plans and the impact of such changes on consumer spending; (v) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, the financial condition of suppliers and political environments; (vi) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows; (vii) Sara Lee’s ability to realize the estimated savings and productivity improvements associated with prior restructuring initiatives; (viii) fluctuations in the cost and availability of various raw materials; (ix) the impact of various food safety issues on the consumption of meat products in the United States and parts of Europe and the profitability of the corporation’s meat business; (x) credit and other business risks associated with customers operating in a highly competitive retail environment; (xi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; and (xii) the settlement of a number of ongoing reviews of the corporation’s income tax filing positions in the United States and other jurisdictions. In addition, the corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the corporation competes. We have provided additional information in our Form 10-K for fiscal 2003, which readers are encouraged to review, concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4: CONTROLS AND PROCEDURES

Sara Lee’s Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Sara Lee’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”)

and, based upon such evaluation, have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective.

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 27, 2004 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II

ITEM 2(e)—PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the third quarter of fiscal 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2003 to January 31, 2004	3,377,762	$20.73	3,377,762	34,853,738

February 1, 2004 to February 28, 2004	240,880	$21.55	240,880	34,612,858

February 29, 2004 to March 27, 2004	—	—	—	34,612,858

Total	3,618,642	$20.79	3,618,642	34,612,858

(1)—The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. On January 30, 2003, the Board of Directors increased the number of shares authorized under this program by an additional 50 million. At March 27, 2004, 34.6 million shares remain under this program.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION

(Registrant)

By:
Wayne R. Szypulski Senior Vice President and Controller (Principal Accounting Officer)

DATE: April 30, 2004