Form 10-K
period 2004-07-03
LEE SARA CORP
filed 2004-09-03
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2004

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

NONE

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes        ☐  No

Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

On August 7, 2004, the registrant had outstanding 793,260,767 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 26, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.5 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended July 3, 2004 are incorporated by reference into Parts I, II and IV of this Form 10-K, and are filed as Exhibit 13. Portions of the registrant’s Proxy Statement for its 2004 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10-14 of Part III of this Form 10-K.

PART I

Item 1. Business

Company Overview

Sara Lee Corporation (“Sara Lee,” “we,” “our” or the “Company”) is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. With headquarters in Chicago, Sara Lee has operations in 58 countries and markets products in nearly 200 nations. The Company was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985.

Sara Lee has five reportable segments—Sara Lee Meats, Sara Lee Bakery, Beverage, Household Products and Branded Apparel. The Meats, Bakery and Beverage operations are described under the heading “Sara Lee Food and Beverage” below. The Company’s products and services include fresh and frozen baked goods, processed meats, coffee and tea, beverage systems, intimate apparel, underwear, sportswear, legwear and other apparel, and personal, household and shoe care products.

In 2004, Sara Lee adopted a brand segmentation strategy to better concentrate investment and management attention on those brands that have the greatest potential for profitable long-term growth. Under the brand segmentation strategy, all of the Company’s retail brands are assigned to one of four classifications—Strategic Investment, which receives the largest proportionate level of marketing spending, research and development, capital investment and management attention; Support and Grow; Sustain; and Manage for Cash, which will receive the least amount of market spending and other support.

Sara Lee Food and Beverage

Sara Lee’s Food and Beverage segment’s primary focus is packaged meats, baked goods and coffee and tea products. Sara Lee’s Food business consists of its Meats (39% of the Food business’s total sales in fiscal 2004) and Bakery (32% of the Food business’s total sales in fiscal 2004) businesses.

Sara Lee Meats processes and sells pork, poultry and beef products to supermarkets, warehouse clubs, national chains and foodservice distributors throughout the world, with emphasis on the United States, Europe and Mexico. Sales are transacted through Sara Lee’s own sales force, as well as brokers and institutional buyers.

The products offered by the Sara Lee Meats business include hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, meat snacks and deli cheeses. These are primarily meat-based products and the ingredients—pork, turkey, beef and chicken—are purchased by Sara Lee from a variety of sources. The prices of these raw materials fluctuate, depending primarily on supply and demand.

Some of the more prominent U.S. national brands within this category include Hillshire Farm, Ball Park, Jimmy Dean and Sara Lee, and our strong regional brands include Bryan, State Fair, Kahn’s and Best’s Kosher. Sara Lee’s more prominent European brands include Aoste, Justin Bridou and Cochonou in France, Stegeman in the Netherlands, and Nobre in Portugal, and its more prominent Mexican brands include Kir, Zwan and Duby. In fiscal 2004, Sara Lee Meats expanded the new Hillshire Farm Deli Select Ultra Thin sliced meat line, and introduced Jimmy Dean ready-to-eat breakfast items and Ball Park Grillmaster franks.

The meats business is highly competitive, with an emphasis on product quality, innovation, price, advertising and promotion. Sara Lee’s competitors include international, national, regional and local companies.

Most of Sara Lee’s Meats operations are regulated by the U.S. Department of Agriculture, whose focus is the quality, sanitation and safety of meat products, and to a lesser extent by state and local government agencies. Sara Lee’s Meats operations in Europe and Mexico are regulated by local authorities.

Sara Lee Bakery Group produces a wide variety of fresh and frozen baked and specialty items. Its core products are bread, buns, bagels, rolls, muffins, specialty bread, refrigerated dough, frozen pies, cakes, cheesecakes and other desserts. These products are sold through supermarkets, warehouse clubs, foodservice distributors, bakery-deli outlets and direct channels throughout the United States, Mexico, Europe, Australia, the United Kingdom and Puerto Rico. Sales are transacted through Sara Lee’s sales force and independent wholesalers and distributors. The key ingredients for these products—butter, sugar, fruits, eggs, corn syrup and wheat flour—are purchased from suppliers at prices that are subject to such influences as supply and demand, weather and government price supports.

Sara Lee Bakery Group’s U.S. brands include Sara Lee, Earth Grains, IronKids, Colonial, Rainbo, Heiner’s, Grandma Sycamore’s, Master, San Luis Sourdough, Redding French Bakery and Break Cake. Products also are sold in the U.S. under licensed brands, including Sunbeam, Roman Meal, Country Hearth, Sun Maid, Holsum, Taystee, Grant’s Farm, Healthy Choice, D’Italiano, Pillsbury, Mother’s, Old Home and Kern’s. Sara Lee Bakery Group’s European brands include Bimbo, Silueta, Semilla de Oro, Martínez, CroustiPâte and Madame Brioche. New products introduced by Sara Lee Bakery Group during fiscal 2004 include Sara Lee Delightful lower carb breads in wheat and white varieties, Heart Healthy Multi-Grain breads, which are health-oriented fresh breads, and Sara Lee Signature Selection Crème Pies.

In the United States, Sara Lee Bakery Group products are subject to regulation by the Food and Drug Administration, the federal agency charged with, among other things, enforcing laws pertaining to food processing, content and labeling, and to a lesser extent, by state and local government agencies.

Competition in the bakery business is strong, with a large number of participants. Sara Lee competes in these markets by endeavoring to offer superior product quality and value, utilizing marketing strategies that are designed to reinforce and build brand recognition, and by endeavoring to provide superior customer service.

Sara Lee’s Beverage business includes retail and foodservice coffee and tea sales in major markets around the world and accounted for 29% of total sales of the Food and Beverage business in fiscal 2004. The Beverage business’s primary markets are Europe, the United States and Brazil. Douwe Egberts, which celebrated its 250th anniversary during fiscal 2003, is Sara Lee’s European flagship coffee brand. Sara Lee’s other premium coffee brands include Maison du Café, Marcilla, Merrild and Prima in Europe, and Café do Ponto, Pilão and Caboclo in South America. Key coffee brands within the United States include Chock full o’Nuts, Chase & Sanborn, Hills Bros and Superior. Sara Lee’s Pickwick brand is our leading brand in the European tea market. Sara Lee’s other premium tea brands include Hornimans, Sueños de Oro in Spain and the Paradise iced tea brand in the United States foodservice market.

During fiscal 2004, Sara Lee launched its Senseo coffee system in Denmark, the United States and the United Kingdom. This next-generation in-home coffee machine, introduced by Sara Lee and Phillips Electronics, provides consumers with one or two cups of gourmet coffee in less than a minute. Sales of the Senseo coffee system exceeded $230 million in fiscal 2004.

The beverage business is very competitive with the other industry participants, which primarily consist of other large multi-national companies. Sara Lee competes by endeavoring to offer its customers superior product quality and value.

Sara Lee also holds a leading position in the global out-of-home coffee service business, based on unit volumes. Its Douwe Egberts Coffee Systems, Marcilla Coffee Systems and Merrild Coffee Systems businesses provide coffee and dispensing equipment in Europe, while Sara Lee provides similar products and services in the United States through its Coffee and Tea Foodservice USA business, which includes Superior Coffee and Douwe Egberts Coffee Systems.

The significant cost item in the production of coffee products is the price of green coffee, which varies depending on such factors as weather (which affects the quality and quantity of available supplies), consumer demand, the political climate in the producing nations, unilateral pricing policies of producing nations, speculation in the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee’s competitors. Sara Lee mitigates the effect of fluctuating green coffee prices through careful inventory management and hedging strategies.

Sara Lee’s Food and Beverage business accounted for 54.9%, 53.4% and 52.3% of Sara Lee’s consolidated revenues during fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Branded Apparel

Sara Lee’s Branded Apparel business sources, manufactures and markets basic branded intimate apparel, knit products (consisting of underwear and legwear) and sportswear products. Our principal brands include Hanes, Hanes Her Way, Champion, Playtex, L’eggs, barely there, Bali, Just My Size and Wonderbra in the United States and Dim, Playtex, Unno, Nur Die, Lovable and Wonderbra in Europe.

Products in the intimate apparel category include bras, panties, shapewear and other women’s undergarments. Sara Lee’s legwear products consist of a wide variety of branded, packaged consumer products, including pantyhose, combination panty and pantyhose garments, tights, knee-highs and socks. Sara Lee’s sportswear products include basic fleece, T-shirts, sportshirts and other jersey products. Products introduced by Sara Lee’s Branded Apparel business during fiscal 2004 include: Bali Downtime fitted sports bra, Hanes Authentic intimate apparel for women, and Hanes ComfortSoft waistband underwear for men.

Distribution channels for branded apparel range from department and specialty stores for premium brands to warehouse clubs and mass-merchandise outlets for some of the value-priced brands. Sales are effected through Sara Lee’s sales force.

The branded apparel market is very competitive and manufacturers rely on their products’ brand recognition, quality, price and customer loyalty. The sheer hosiery segment of the legwear business is challenging, as worldwide demand for sheer hosiery products has declined over the last several years. While many products such as white underwear, athletic socks, basic fleece products and T-shirts are not subject to significant change year-to-year, other products such as intimate apparel and sheer hosiery have a heavier emphasis on style and innovation. Sara Lee competes by endeavoring to offer superior value, make use of low-cost sourcing and execute integrated marketing activities.

The principal raw materials in this product category are cotton yarn and cotton-based textiles, which Sara Lee purchases from domestic and international sources. One of Sara Lee’s suppliers of textiles, yarns and sewing services provides approximately 15% of Branded Apparel’s manufacturing needs; however alternate sources of these materials and services are readily available. Sara Lee’s costs for its cotton yarn and cotton-based textiles vary based upon the fluctuating cost of cotton, which is affected by weather (which affects the quality and quantity of available supplies), consumer demand, speculation on the commodities market, and the relative valuations and fluctuations of the currencies of producer versus consumer countries. Sara Lee mitigates the effect of fluctuating raw material costs by entering into short-term supply agreements that establish the price of cotton yarn and cotton-based textiles for future quarters.

Raw materials—nylon, spandex and cotton—and manufacturing sources for legwear products are readily available to Sara Lee.

On January 1, 2005, the World Trade Organization will complete a 10-year plan to phase out import quotas that limit the number of apparel products that can be imported into the U.S. from certain countries in the world. Of the approximately 180 countries that ship apparel products to the U.S., there are currently 46 countries where U.S. import quotas exist. Sara Lee sources products from a number of different countries and is continually evaluating its sourcing options. We will continue to evaluate our product sourcing strategies in light of these changes, including the ability to relocate production sourcing to lower cost locations that previously may not have been available due to the import quotas. It is unclear what the long-term implications will be from the elimination of these quotas.

Sara Lee also has initiated a strategic review of options for its European apparel business as part of a larger review of the Company’s brand portfolio. No decision regarding available options is expected to be made regarding this business until the second half of fiscal 2005.

Sara Lee’s Branded Apparel business accounted for 32.9%, 35.0% and 36.6% of Sara Lee’s consolidated revenues during fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Household Products

Household Products, which markets products in over 175 countries, is Sara Lee’s most global line of business and includes Sara Lee’s household and body care products as well as its Direct Selling division. Household Products is composed of four core product categories: body care, air care, shoe care and insecticides. Body care consists of soaps, shampoos, bath and shower products, deodorants, shaving creams, sunscreens and toothpastes that are sold primarily in Europe under brands such as Sanex, Duschdas, Radox, Monsavon, Delial and Prodent. Air care includes air fresheners under the Ambi Pur brand in the United States, Europe and certain Asian countries. Shoe care includes a variety of shoe care products, including polishes, cleaners and wax under the Kiwi and Meltonian brands in many countries around the world. Insecticides are sold primarily in Europe and Asia under brands such as Vapona, Catch, Good Knight, Bloom and Ridsect. These products are sold through a variety of retail channels, including supermarkets. This is a very competitive business and Sara Lee competes by endeavoring to offer its customers superior product quality, innovative products and value.

Products introduced by Sara Lee’s Household Products business during fiscal 2004 include Kiwi Express Wipes, single-use shoe shine wipes, Ambi Pur Welcome, a room fragrance that automatically diffuses with the opening or closing of a door, and Sanex for Men, a new range of men’s toiletries.

Sara Lee’s Direct Selling business sells body care and air care products such as hair care, deodorants, moisturizers and fragrances as well as jewelry and cosmetics in Australia, Mexico, Argentina, Indonesia, the Philippines and South Africa. Sales to consumers are made through a worldwide network of independent sales representatives. Direct Selling includes the Nutrimetics, House of Fuller and NaturCare businesses.

Sara Lee’s Household Products business accounted for 12.2%, 11.6% and 11.1% of Sara Lee’s consolidated revenues during fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Customers

Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more business segments, and it has developed specific approaches to working with these individual customers. During fiscal 2004, Wal-Mart Stores Inc. was Sara Lee’s largest customer. Net sales to Wal-Mart Stores Inc. were $2.3 billion, or 12.0% of Sara Lee’s fiscal 2004 net sales. The Branded Apparel business recognized approximately $1.4 billion of net sales to Wal-Mart Stores Inc. and the Sara Lee Meats business and Sara Lee Bakery Group were primarily responsible for the remaining $0.9 billion. Although no other single customer accounts for 10% or more of Sara Lee’s consolidated revenues, the loss of one of our major mass retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

Trademarks

Sara Lee is the owner of approximately 30,000 trademark registrations and applications in more than 180 countries and believes that, as it pursues its strategy of building brands globally, its trademarks are among its most valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. Sara Lee believes that its core brands are covered by trademark registrations in most countries of the world in which Sara Lee does business, and Sara Lee has an active program designed to ensure that its marks and other intellectual property rights are registered, renewed, protected and maintained. Some of Sara Lee’s products are sold under brands that have been licensed from third parties. Sara Lee also owns a number of valuable patents; however, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, Sara Lee owns numerous copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality

Generally, seasonal changes in demand for certain Sara Lee products is offset by Sara Lee’s diverse product offerings. Within the Sara Lee Food and Beverage business, for example, sales of hot dogs and lunch meats are typically higher in summer months, while sales of breakfast sausage and other meat products are higher during the fall/winter holiday season. In the Bakery business, sales of dough products, particularly pies and specialty cakes, are higher during the fall/winter holiday season, while sales of buns are higher in the summer months. The Branded Apparel business experiences slightly higher sales in the first quarter of each year as result of “back-to-school” purchases, which is offset in part by lower hosiery sales during the summer months. The Household Products segment experiences higher sales in the third and fourth fiscal quarters as sales of body care and insecticide products increase in anticipation of warmer summer months. In total during fiscal 2004, 24% of Sara Lee’s consolidated sales were recognized in the first quarter, 26% in the second quarter, 24% in the third quarter and 26% in the fourth quarter.

Regulations

Sara Lee’s U.S. Food and Beverage operations, food products and packaging materials are subject to regulations administered by the U.S. Department of Agriculture and the Food and Drug Administration. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; and establish labeling standards and nutrition labeling requirements for food products. In addition, various states regulate our Food and Beverage businesses by enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants and imposing their own labeling requirements on food products.

Sara Lee buys livestock, meat and poultry products and processed food ingredients from numerous sources based on factors such as price, quality and availability. Many of these products and processed food ingredients are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to U.S. Congressional and administrative review.

The food industry is highly regulated on a worldwide basis, and Sara Lee’s food operations outside of the U.S. are subject to local and national regulations that are similar in nature to those applicable to our U.S. businesses. In some cases, Sara Lee’s food products are subject to international regulatory provisions, such as those of the European Union relating to labeling, packaging, food content, pricing, marketing and advertising and other areas.

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

Employees

Sara Lee employs approximately 150,400 employees worldwide.

Information Available on Sara Lee’s Web Site

This Annual Report on Form 10-K and Sara Lee’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed with or furnished to the Securities and Exchange Commission (“SEC”) are available on Sara Lee’s Web site (www.saralee.com, under “Investors—Stock Information—SEC Reports”) as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC.

The following documents also are available on Sara Lee’s Web site, www.saralee.com, under the captions indicated:

•	current versions of Sara Lee’s corporate charter and bylaws, under “Our Company”

•	Corporate Governance Guidelines, under “Investors-Corporate Governance”

•	Global Business Standards, Sara Lee’s corporate code of business conduct and ethics, and any amendments to or waivers of such code, if applicable, under “Our Company-Global Business Practices”

•	current charters for the Audit, Compensation and Employee Benefits, and Corporate Governance and Nominating Committees of Sara Lee’s Board of Directors, under “Our Company-Board of Directors-Board Committee Charters”

•	procedures for communicating with Sara Lee’s Board of Directors, or the chair of any committee of the Board, under “Our Company-Board of Directors-Communications with the Board”

A copy of Sara Lee’s Corporate Governance Guidelines, Global Business Standards or the charter of Sara Lee’s Audit, Compensation and Employee Benefits, or Corporate Governance and Nominating Committees will be sent to any stockholder without charge upon written request addressed to Sara Lee Corporation, Attn: Investor Relations Department, 70 W. Madison Street, Chicago, Illinois, 60602-4260, or by calling (312) 558-4947.

Throughout this Annual Report and as permitted by the SEC, Sara Lee “incorporates by reference” certain information from parts of other documents filed or to be filed with the SEC, including Sara Lee’s 2004 Annual Report to Stockholders and Sara Lee’s Proxy Statement. Readers of this Annual Report on Form 10-K are encouraged to read the information referenced in such other documents. Portions of Sara Lee’s 2004 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K, and full copies of Sara Lee’s 2004 Annual Report to Stockholders and Proxy Statement will be available, on or about September 21, 2004, on Sara Lee’s Web site, www.saralee.com, under “Investors—Reports and Documents.”

Financial Information About Industry Segments

For financial reporting purposes, Sara Lee’s businesses are divided into five industry segments: Sara Lee Meats, Sara Lee Bakery, Beverage, Household Products and Branded Apparel. Financial information about Sara Lee’s industry segments is incorporated herein by reference to page 75 of the Company’s 2004 Annual Report to Stockholders.

Financial Information About Foreign and Domestic Operations and Export Sales

Sara Lee’s foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee’s principal foreign subsidiary is Sara Lee/DE N.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands (“Sara Lee/DE”). Sara Lee/DE has responsibility for managing the Beverage and Household Products divisions of Sara Lee. The foreign operations of Sara Lee’s Meats and Bakery businesses are conducted by a number of subsidiaries, principally European, including Sara Lee/DE. Branded Apparel’s international operations are conducted through numerous foreign subsidiaries, including many in Europe and South America. Household Products’ operations are conducted by subsidiaries in over forty countries. The financial information about Sara Lee’s foreign and domestic operations on page 76 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Sara Lee of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Forward-looking Statements

This Annual Report on Form 10-K, including information incorporated herein by reference, contains forward-looking statements regarding Sara Lee’s business prospects, costs and operating results. In addition, from time to time, in oral statements and written reports, the Company discusses its expectations regarding the Company’s future performance by making “forward-looking statements” preceded by terms such as “expects,” “projects” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events.

Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, Sara Lee wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the euro given Sara Lee’s significant concentration of business in Western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iii) a significant change in Sara Lee’s business with any of its major customers, such as Wal-Mart, the Company’s largest customer, including changes in the level of inventory these customers decide is necessary to service their consumers; (iv) the impact of volatility in the equity markets and interest rates on the funded status and annual expense of the Company’s defined benefit pension plans and the impact of such changes on consumer spending; (v) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers; (vi) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows; (vii) Sara Lee’s ability to realize the estimated savings and productivity improvements associated with prior restructuring and cost reduction initiatives; (viii) fluctuations in the cost and availability of various raw materials; (ix) Sara Lee’s ability to increase prices in response to cost increases and the impact of such price increases on profitability; (x) the impact of various food safety issues on the consumption of meat products in the United States and parts of Europe and the profitability of the Company’s meat business; (xi) credit and other business risks associated with customers operating in a highly competitive retail environment; (xii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (xiii) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in the United Sates and other jurisdictions, and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business and (xiv) the continued legality of tobacco products in the Netherlands, Belgium and Germany.

In addition, Sara Lee’s results also may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the Company competes. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Properties

Sara Lee’s corporate headquarters are located in leased facilities in Chicago, Illinois. In addition, Sara Lee operates more than 600 food processing and consumer product manufacturing plants, warehouses and distribution facilities that each contain more than 20,000 square feet in building area. Sara Lee or its subsidiaries own most of these facilities, and the majority of the leased facilities are subject to lease terms of less than 10 years. Management believes that Sara Lee’s facilities are maintained in good condition, are generally suitable and of sufficient capacity to support Sara Lee’s current business operations, and that the loss of any single facility would not have a material adverse effect on the operations or financial results of Sara Lee or any of its lines of business.

The following table identifies the locations of Sara Lee facilities (owned or leased) containing more than 20,000 square feet in building area by line of business.

Food and Beverage
United States facilities (34 states)	approximately 16.6 million square feet

International facilities	approximately 13.2 million square feet
Australia	Germany	Norway
Belgium	Greece	Poland
Brazil	Hungary	Portugal
Czech Republic	Italy	Spain
Denmark	Mexico	Thailand
France	The Netherlands	United Kingdom

Branded Apparel
United States facilities (10 states)	approximately 13.1 million square feet

International facilities	approximately 13.1 million square feet
Argentina	Germany	Scotland
Belgium	Honduras	Spain
Brazil	Italy	South Africa
Canada	Mexico	Sri Lanka
Costa Rica	Morocco	Tunisia
Czech Republic	Northern Ireland	Turkey
Dominican Republic	Philippines	United Kingdom
El Salvador	Puerto Rico
France	Romania

Household Products
United States facilities (2 states)	approximately 23,000 square feet

International facilities	approximately 6.1 million square feet
Australia	Italy	Portugal
Brazil	Japan	Spain
Canada	Kenya	South Africa
China	Malaysia	Thailand
Denmark	Mexico	Uganda
France	The Netherlands	United Kingdom
Germany	New Zealand	Uruguay
Hong Kong	Philippines	Zambia
India	Poland	Zimbabwe
Indonesia

Item 3. Legal Proceedings

On May 13, 2003, John Gallo, a purported Sara Lee stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of purchasers of Sara Lee common stock between and including August 1, 2002 and April 24, 2003. The complaint names Sara Lee, C. Steven McMillan, Chairman, President and Chief Executive Officer, and Lambertus M. de Kool, Executive Vice President and Chief Financial Officer, as defendants. The complaint contains allegations that the defendants violated Sections 10(b) and 20(a) of the United States Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly misstating or omitting material adverse facts regarding Sara Lee’s business, operations and management and the value of Sara Lee common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants and other insiders to sell their personally-held Sara Lee stock to the public, and caused the plaintiff to purchase Sara Lee common stock at artificially inflated prices. The plaintiff seeks, among other things, class action certification, compensatory damages in an unspecified amount, and an award of costs and expenses, including counsel fees.

Seven other putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and named Sara Lee, Mr. McMillan, and Mr. de Kool as defendants. The allegations in each of those complaints are substantially similar to the allegations of the lawsuit described in the immediately preceding paragraph.

Each of the foregoing actions has been consolidated in a single proceeding, In re Sara Lee Corp. Securities Litigation. On January 20, 2004, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint contains similar allegations that the same defendants allegedly misstated or omitted material adverse facts regarding Sara Lee Corporation’s business operations, management and financial statements, and the value of Sara Lee’s common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants to increase their bonus compensation and caused the purported class to purchase Sara Lee common stock at artificially inflated prices. The consolidated amended complaint, however, omitted the previous allegations that the individual defendants or other insiders sold their personally held Sara Lee stock to the public at artificially inflated prices. On March 5, 2004, Sara Lee filed a motion to dismiss the consolidated amended complaint. The motion has been briefed and is pending before the court. Sara Lee believes that the allegations stated in the consolidated amended complaint are without merit and intends to defend the action vigorously.

In addition, two purported Sara Lee stockholders filed individual and derivative actions in the Circuit Court of Cook County, Illinois against Sara Lee and its Board of Directors purporting to seek recovery for Sara Lee and its shareholders for purported breaches of fiduciary duty relating to the allegations asserted in the federal securities litigation described above. Each complaint seeks damages in an unspecified amount allegedly sustained by the purported breaches of fiduciary duties, loyalty and due care, and attorneys’ fees and expenses, punitive damages and interest. Both purported derivative actions have been consolidated and have been stayed pending the ruling on the motion to dismiss in the consolidated federal lawsuit. Sara Lee believes that the allegations in these complaints are without merit and intends to defend each of these actions vigorously.

Sara Lee is a party to various other pending legal proceedings and claims. Some of the proceedings and claims against Sara Lee are for alleged environmental contamination, and arise under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”). CERCLA imposes liability, regardless of fault, on certain classes of parties that are considered to be responsible for contamination at a site. Although any one party can be held responsible for all the costs of investigation and cleanup, those costs are usually allocated among parties based on a variety of factors, such as the amount of waste each contributed to the site.

Although the outcome of the pending legal proceedings, including Superfund claims, cannot be determined with certainty, Sara Lee believes that the final outcomes should not have a material adverse effect on Sara Lee’s consolidated results of operations, financial position or cash flows.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Sara Lee’s Common Equity and Related Stockholder Matters

Sara Lee’s securities are traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. As of August 7, 2004, Sara Lee had approximately 90,300 holders of record of its common stock. Information regarding market prices and cash dividends paid on Sara Lee’s common stock during the past two fiscal years on page 76 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock that were completed during the fourth quarter of fiscal 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 28, 2003 to May 1, 2004	0	0	0	34,612,858
May 2, 2004 to May 29, 2004	0	0	0	34,612,858
May 30, 2004 to July 3, 2004	0	0	0	34,612,858
Total	0	0	0	34,612,858

(1)	Sara Lee has a continuing stock repurchase program under which it may repurchase shares of common stock in either open market or private transactions. On January 30, 2003, Sara Lee’s Board of Directors increased the number of shares authorized under this program by an additional 50 million shares. As of July 3, 2004, there were 34.6 million shares available for purchase under this program.

Item 6. Selected Financial Data

Financial information for Sara Lee for the five fiscal years ended July 3, 2004 that appears on page 25 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements on pages 49 through 76, and the Financial Review on pages 26 through 48, of the Company’s 2004 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” on pages 26 through 48 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” on pages 44 through 45 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated Financial Statements and related Notes to Financial Statements of Sara Lee on pages 49 through 76 of the Company’s 2004 Annual Report to Stockholders and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 3, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of Sara Lee

Set forth below is certain information with respect to the current executive officers of Sara Lee. There are no family relationships between any of the executive officers listed below.

Brenda C. Barnes, Age 50. President and Chief Operating Officer of Sara Lee since July 2004. Ms. Barnes served as the Interim President of Starwood Hotels and Resorts from November 1999 to March 2000, and President and Chief Executive Officer of PepsiCola North America from 1996 until her retirement in 1998. Prior to that she held various positions with several divisions of PepsiCo, Inc. from 1976 to 1996. Ms. Barnes also served as an adjunct professor at the Kellogg Graduate School of Business and at North Central College in 2002. Ms. Barnes is a member of the Board of Directors of The New York Times Company and Staples, Inc. She also serves as Chair of the Board of Trustees of Augustana College, and is a member of the Steering Committee of the Kellogg Center for Executive Women.

Lee A. Chaden, Age 62. Executive Vice President of Sara Lee and Chief Executive Officer of Sara Lee Branded Apparel. He previously served as Executive Vice President—Global Marketing and Sales from May 2003 to May 2004, and Senior Vice President—Human Resources from 2001 until May 2003. Mr. Chaden joined Sara Lee in 1991 as President of the U.S. and Westfar divisions of Playtex Apparel, Inc., which Sara Lee acquired that year. He was promoted to President and Chief Executive Officer of Sara Lee Intimates in 1994, elected a Vice President of Sara Lee Corporation in 1995, elected a Senior Vice President in 1998, and promoted to Chief Executive Officer of Sara Lee Branded Apparel—Europe in 1999. Mr. Chaden serves on the Board of Directors of Stora Enso Corporation.

Diana S. Ferguson, Age 41. Senior Vice President, Corporate Development and Treasurer of Sara Lee since January 2004, and Vice President, Treasurer from January 2001 to January 2004. Prior to joining Sara Lee in 2001, Ms. Ferguson served as Vice President and Treasurer of Fort James Corporation, held a variety of treasury management positions at Eaton Corporation, and served in various financial positions at Fannie Mae, the First National Bank of Chicago and IBM. Ms. Ferguson serves on the Board of Director of Franklin Electric Co., Inc.

Lois M. Huggins, Age 43. Senior Vice President, Global Human Resources of Sara Lee since January 2004, Vice President, Human Resources from April 2003 to January 2004, leader of Sara Lee’s Organization Development & Diversity initiative from 2000 to April 2003, and Divisional Vice President, Human Resources, for Sara Lee Intimate Apparel from 1997 to 2000. Ms. Huggins joined Sara Lee in 1987 and has held a variety of positions with increasing responsibilities with Sara Lee and its subsidiaries.

L.M. (Theo) de Kool, Age 51. Executive Vice President and Chief Financial Officer of Sara Lee since January 2002. Mr. de Kool began his career with Sara Lee in 1990, serving as Vice President of Finance for the Household and Personal Care division of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee, from 1990 to 1993. From 1993 to 1995, he served as Chief Financial Officer of the Blokker retail chain. Mr. de Kool rejoined Sara Lee/DE in 1995 as its Chief Financial Officer and as a member of its Board of Management. Mr. de Kool was named a Vice President of Sara Lee in 1996 and a Senior Vice President of Sara Lee in 2001.

Robert S. Kopriva, Age 53. Senior Vice President of Sara Lee and Chief Executive Officer of Sara Lee Foods since January 2002. Mr. Kopriva joined Sara Lee in 1981 and has held a number of management positions with increasing responsibilities, including President and Chief Executive Officer of Sara Lee’s Jimmy Dean Foods division, President of Sara Lee Foods U.S.—Supply Chain, and President, Sara Lee Foods U.S. He was elected a Vice President of Sara Lee in 2000.

C. Steven McMillan, Age 58. Chairman of the Board of Sara Lee since October 2001, and Chief Executive Officer of Sara Lee since July 2000. Mr. McMillan also served as President of Sara Lee from 2000 to July 2004, President and Chief Operating Officer from 1997 to July 2000, Executive Vice President from 1993 to 1997 and Senior Vice President from 1986 to 1993. Mr. McMillan became a director of Sara Lee in 1993. He also is a director of Bank of America Corporation and Monsanto Corporation. Mr. McMillan is a member of the Advisory Board of the J.L. Kellogg Graduate School of Management at Northwestern University and is a member of the Supervisory Board of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee. He is a trustee of the Chicago Symphony Orchestra and serves on the Board of the Steppenwolf Theatre Company. Mr. McMillan also serves on the Boards of Directors of Grocery Manufacturers of America, the Chicago Council on Foreign Relations, the Economic Club of Chicago and Catalyst, Inc. He is a member of The Business Council, The Business Roundtable, G-100, The Executives’ Club of Chicago, and the Civic Committee of The Commercial Club of Chicago.

Richard A. Noll, Age 47. Senior Vice President of Sara Lee since December 2002 and Chief Executive Officer of the Sara Lee Bakery Group since July 2003. Mr. Noll joined Sara Lee in 1992 and has held a number of management positions with increasing responsibilities, including Chief Operating Officer of Sara Lee Bakery Group, Chief Executive Officer of Sara Lee’s sock business, and Chief Executive Officer of Sara Lee Legwear, Direct and Mexico. He was elected a Vice President of Sara Lee in 1999.

Adriaan Nühn, Age 51. Executive Vice President of Sara Lee since March 2003 and Chairman of the Board of Management and Chief Executive Officer of Sara Lee/DE N.V., Sara Lee’s Dutch subsidiary, since July 2003. Mr. Nühn joined Sara Lee/DE in 1990 and has held various positions of increasing responsibility. He was elected a Vice President of Sara Lee, Chief Executive Officer of Sara Lee’s Household and Body Care division and a member of the Board of Management of Sara Lee/DE in 1995, elected a Senior Vice President of Sara Lee in 1996, and appointed President of Sara Lee’s worldwide Coffee and Tea division in 1999.

Roderick A. Palmore, Age 52. Executive Vice President, General Counsel and Secretary of Sara Lee since April 2004; Senior Vice President, General Counsel and Secretary of Sara Lee since 1999; Deputy General

Counsel and Vice President of Sara Lee from 1996 to 1999. Prior to joining Sara Lee, Mr. Palmore was a partner of Sonnenschein, Nath & Rosenthal (law firm) in Chicago from 1993 to 1996 and a partner of Wildman, Harrold, Allen & Dixon (law firm) in Chicago from 1986 to 1993.

Wayne R. Szypulski, Age 53. Senior Vice President of Sara Lee since June 2001; Controller and Chief Accounting Officer of Sara Lee since 1993. Since joining Sara Lee in 1983, Mr. Szypulski has held various financial accounting positions with Sara Lee, including Vice President–Controller, Assistant Corporate Controller, Director-Accounting Projects, and Manager-Accounting.

The following information is incorporated herein by reference to Sara Lee’s Proxy Statement under the headings indicated: information with respect to Sara Lee’s directors, under the heading “Election of Directors;” information regarding Sara Lee’s designation of an audit committee financial expert, under the heading “Meetings and Committees of the Board–Audit Committee;” and information regarding compliance with Section 16(a) of the Securities Exchange Act, under “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

Sara Lee’s Global Business Standards, its written corporate code of business conduct and ethics, embodies Sara Lee’s long-standing history of promoting workplace human rights and requiring adherence to high standards of ethical conduct and business practices. The Global Business Standards are available on Sara Lee’s Web site at www.saralee.com under “Our Company-Global Business Practices.” All of Sara Lee’s officers, directors and employees, including its Chief Executive Officer, Chief Financial Officer and principal accounting officer, are required to comply with the Global Business Standards. If the Global Business Standards are amended, or if Sara Lee grants a waiver from a provision of the Global Business Standards to a Sara Lee executive officer or director, Sara Lee promptly will post such information on its Web site in accordance with SEC rules.

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

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of July 3, 2004 regarding the number of shares of Sara Lee common stock that may be issued under Sara Lee’s equity compensation plans.

	(a)		(b)		(c)
Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	64,408,506	(2)(3)	$21.81	(2)(3)	62,322,535	(4)
Equity compensation plans not approved by security holders (5)	5,381,493	(6)	$20.47		8,338,923	(7)
Total	69,789,999				70,661,458

(1)	The table does not include information regarding Sara Lee’s 401(k) Plan. As of July 3, 2004, there were 27,609,798 shares of common stock held in this plan.
(2)	Includes options issued in connection with Sara Lee’s acquisition of The Earthgrains Company. Upon consummation of this acquisition, all outstanding options to purchase common stock of the acquired company were converted into options to purchase shares of Sara Lee common stock; however Sara Lee cannot grant any additional awards under this plan. As of July 3, 2004, there were outstanding options to acquire 448,512 shares of Sara Lee common stock, at a weighted average exercise price of $8.74, that were granted in connection with the Earthgrains acquisition.
(3)	Includes 4,284,838 restricted stock units that were outstanding on July 3, 2004 under Sara Lee’s 1995 and 1998 Long-Term Incentive Stock Plans. Restricted stock unit awards do not have an exercise price because their value is dependent upon the achievement of certain performance goals or continued employment over a period of time, and may be settled only for shares of common stock on a one-for-one basis. Also includes 34,015 phantom stock units outstanding under Sara Lee’s deferred compensation program for non-employee directors, which units may be settled only for shares of common stock on a one-for-one basis. Accordingly, the restricted stock units and the phantom stock units have been disregarded for purposes of computing the weighted-average exercise price.
(4)	Includes 905,462 shares of common stock available for issuance under the Employee Stock Purchase Plan, pursuant to which Sara Lee employees resident in the United States and Canada may purchase Sara Lee common stock through payroll deductions. There are four three-month offering periods during each calendar year. At the end of each offering period, shares of common stock are purchased for the accounts of participants at a per share price equal to 85% of the lesser of the fair market value of Sara Lee common stock on the first day of the offering period or the fair market value of Sara Lee common stock on the last day of the offering period. Participants may withdraw from the plan at any time prior to the purchase date.
(5)	The following plans have not been approved by Sara Lee stockholders: Employee Option & Share Plan For Employees in the Netherlands, Employee Stock Recognition Plan, Executive Deferred Compensation Plan, U.K. Savings Incentive Plan, International Employee Stock Purchase Plan, Share 2000 Global Stock Plan and Share 2003 Global Stock Plan. The material terms of each of these plans are described following the table.
(6)

Includes 4,283,538 shares to be issued upon exercise of outstanding options and rights granted under the Employee Option & Share Plan For Employees in the Netherlands, Share 2000 Global Stock Plan and Share 2003 Global Stock Plan. There are no options outstanding under the Employee Stock Recognition Plan, U.K. Savings Incentive Plan or International Employee Stock Purchase Plan, because these plans provide for the direct issuance of shares of Sara Lee common stock, and the rights to acquire shares under these plans do not have an exercise price. Also includes 1,097,955 phantom stock units outstanding under the Executive Deferred Compensation Plan, which units may be settled only for shares of common stock on a one-for-one basis.

(7)	Consists of shares remaining available for future awards under the Employee Option & Share Plan For Employees in the Netherlands, the Employee Stock Recognition Plan, the U.K. Savings Incentive Plan and the International Employee Stock Purchase Plan.

Sara Lee has obtained stockholder approval of all of its significant equity compensation plans. Set forth below is a brief description of the material features of each Sara Lee equity compensation plan that was adopted without the approval of Sara Lee’s stockholders and that was in effect as of July 3, 2004.

Employee Option & Share Plan For Employees in the Netherlands (the “Netherlands Plan”)

The terms of the Netherlands Plan were designed to conform to generally accepted criteria for broad-based employee stock plans in the Netherlands, including the legal, tax and accounting regulations of the Netherlands. Under the Plan, Sara Lee employees who have been employed in the Netherlands for at least 12 months may purchase immediately vested, five-year options to acquire shares of Sara Lee common stock. The purchase price of each option is equal to 7.5% of the aggregate exercise price of the option, which equals the value of the option for Netherlands tax purposes. The exercise price of each option granted under the Netherlands Plan equals 100% of the fair market value of Sara Lee common stock on the date of grant. An option may be exercised at any time during the five years following the grant date. The Plan specifies a minimum and a maximum number of options that a participant may purchase in any year.

The Netherlands Plan authorizes the issuance of up to 5,000,000 shares of common stock and, as of July 3, 2004, approximately 3,950,000 shares remained available for future awards. Sara Lee has retained Rabobank Group to act as the administrator of the Netherlands Plan.

Employee Stock Recognition Plan

Sara Lee’s Employee Stock Recognition Plan provides for the award of shares of Sara Lee common stock to reward, motivate and retain employees, excluding executive officers of Sara Lee. Awards generally are in the amount of 400 to 700 shares of Sara Lee common stock and are typically granted to employees in recognition of or as a reward for exceptional performance. The Plan is administered by the Compensation and Employee Benefits Committee of the Board (the “Compensation Committee”), which may delegate its responsibilities to Sara Lee’s Senior Vice President of Human Resources or other designee. Awards under the Plan are based upon grant applications submitted by personnel overseeing Sara Lee’s numerous businesses. The Employee Stock Recognition Plan was approved by the Board of Directors in January 1995 and authorizes the issuance of up to 500,000 shares of common stock. As of July 3, 2004, approximately 53,027 shares remained available for future awards.

Executive Deferred Compensation Plan

Sara Lee’s Executive Deferred Compensation Plan permits officers of Sara Lee to defer salary, bonus and long-term incentive payments into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Sara Lee common stock as of the deferral date. Deferred balances are paid out only in shares of Sara Lee common stock, on a one-for-one basis, at future dates specified by the participant. Stock equivalent units do not have voting rights, but are credited with dividend equivalents. The dividend equivalents are paid when shares are issued to the participant. As of July 3, 2004, there were approximately 1,100,000 stock equivalents outstanding in the stock equivalent accounts under this Plan.

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

The U.K. SIP authorizes the issuance of up to 1,500,000 shares of common stock and, as of the end of fiscal year 2004, approximately 1,465,000 shares remain to be issued under the plan. The shares purchased by participants under the U.K. SIP come from authorized but unissued shares of Sara Lee common stock. The U.K. SIP is administered by the Compensation Committee, which may delegate its responsibilities to Sara Lee’s Senior Vice President of Human Resources. The Compensation Committee has appointed Capita IRG Trustees Limited to act as trustee of the U.K. SIP and to maintain participant accounts, issue account statements and perform other administrative tasks. In the event of a change of control (as defined in the Plan) of Sara Lee, the trustee of the Plan may vote or exchange Sara Lee shares held in the Plan for the acquisition consideration, on the same terms as other Sara Lee stockholders.

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

The IESPP authorizes the issuance of up to 4,000,000 shares of common stock and, as of July 3, 2004, approximately 2,870,000 shares remained available for issuance. The IESPP is administered by the

Compensation Committee, which may delegate its responsibilities to Sara Lee’s Senior Vice President of Human Resources and other designated persons. In Australia, Sara Lee has appointed a third party trustee to maintain IESPP participant accounts, issue account statements and perform other administrative tasks.

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

The Share 2000 Plan, which is administered by the Compensation Committee, authorized the issuance of up to 20,000,000 shares of Sara Lee common stock. In April 2000, the Board of Directors approved the Share 2003 Global Stock Plan to enable Sara Lee to make another broad-based, special stock option grant. Upon approval of the Share 2003 Plan, all of the 13,187,980 shares of Sara Lee common stock that were available for future awards under the Share 2000 Plan were transferred to the Share 2003 Plan. Accordingly, no additional options may be granted under the Share 2000 Plan and approximately 2,870,000 shares remain reserved for issuance upon exercise of outstanding options.

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

The Share 2003 Plan, which is administered by the Compensation Committee, authorized the issuance of up to 13,187,980 shares of common stock. As of July 3, 2004, no additional options may be granted under the Share 2003 Plan and approximately 550,000 shares remain reserved for issuance upon exercise of outstanding options.

Item 13. Certain Relationships and Related Transactions

The information set forth in the Proxy Statement under the heading “Executive Compensation—Employment Agreements” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth in the Proxy Statement under the headings “Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, appearing on pages 49 through 77 of the Company’s 2004 Annual Report to Stockholders are incorporated herein:

(a)  1.    Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income—Years ended June 29, 2002, June 28, 2003 and July 3, 2004

Consolidated Balance Sheets—June 29, 2002, June 28, 2003 and July 3, 2004

Consolidated Statements of Common Stockholders’ Equity—For the period June 30, 2001 to July 3, 2004

Consolidated Statements of Cash Flows—Years ended June 29, 2002, June 28, 2003 and July 3, 2004

Notes to Financial Statements

      2.    Financial Statement Schedules

The following Financial Statement Schedule, together with the Report of Independent Registered Public Accounting Firm with respect thereto, appear elsewhere in this Report and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

      3.    Exhibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sara Lee Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 3, 2004

SARA LEE CORPORATION

By:	/s/ WAYNE R. SZYPULSKI
Wayne R. Szypulski Senior Vice President, Controller (Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Wayne R. Szypulski and C. Steven McMillan, and each of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to act for him/her and in his/her name, place and stead, in any and all capabilities to sign the Annual Report on Form 10-K of Sara Lee Corporation for the fiscal year ending July 3, 2004, and any and all amendments thereto and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done himself.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 3, 2004.

Signature	Title

/s/ C. STEVEN MCMILLAN C. Steven McMillan	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRENDA C. BARNES Brenda C. Barnes	President, Chief Operating Officer and Director

/s/ L.M. (THEO) DE KOOL L.M. (Theo) de Kool	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ WAYNE R. SZYPULSKI Wayne R. Szypulski	Senior Vice President and Controller (Principal Accounting Officer)

/s/ J.T. BATTENBERG III J.T. Battenberg III	Director

/s/ CHARLES W. COKER Charles W. Coker	Director

/s/ JAMES S. CROWN James S. Crown	Director

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

Signature	Title

/s/ WILLIE D. DAVIS Willie D. Davis	Director

/s/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director

/s/ CORNELIS J.A. VAN LEDE Cornelis J.A. van Lede	Director

/s/ JOAN D. MANLEY Joan D. Manley	Director

/s/ ROZANNE L. RIDGWAY Rozanne L. Ridgway	Director

/s/ RICHARD L. THOMAS Richard L. Thomas	Director

EXHIBIT INDEX

3.	Exhibits

Incorporation by Reference
(3a)	1. Articles of Restatement of Charter dated August 28, 2003	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended June 28, 2003.

(3b)	Amended Bylaws, dated August 28, 2003	Exhibit 3(b) to Report on Form 10-K for Fiscal Year ended June 28, 2003.

(4)	1. Rights Agreement, dated as of March 26, 1998 between Sara Lee Corporation and First Chicago Trust Company of New York, as rights agent.	Exhibit 4.1 to Report on Form 8-K dated May 15, 1998

	2. Amendment No. 1 to Rights Agreement, dated as of June 1, 2002	Exhibit 4.2 to Report on Form 10-K for Fiscal Year ended June 28, 2003

	3. Form of Floating Rate Note due 2003	Exhibit 4.1 to Current Report on Form 8-K dated September 24, 2001

	4. Form of 6 1/4% Notes due 2011	Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2001

Sara Lee, by signing this Report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of Sara Lee and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of Sara Lee and its subsidiaries on a consolidated basis.

(10)	*1. 1981 Stock Option Plan, as amended	Exhibit 10(11) to Report on Form 10-K for Fiscal Year ended July 1, 1989

	*2. 1988 Non-Qualified Stock Option Plan, as amended	Exhibit 10(3) to Report on Form 10-K for Fiscal Year ended July 1, 1995

	*3. 1989 Incentive Stock Plan, as amended	Exhibit 10(4) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*4. Supplemental Benefit Plan, as amended	Exhibit 10(5) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*5. Performance-Based Annual Incentive Plan	Exhibit A to Proxy Statement dated September 20, 1995

	*6. 1995 Long-Term Incentive Stock Plan, as amended	Exhibit 10(16) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*7. 1995 Non-Employee Director Stock Plan, as amended	Exhibit 10(8) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*8. 1998 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 21, 1998

	*9. 1999 Non-Employee Director Stock Plan	Exhibit A to Proxy Statement dated September 25, 2002

	*10. 2002 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 25, 2002

	*11. Executive Deferred Compensation Plan	Exhibit 10(12) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*12. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10(13) to Report on Form 10-K for Fiscal Year ended July 1, 2000

*13. FY 2004-06 Long Term Restricted Stock Unit Grant Program

Incorporation by Reference

	*14. Non-Qualified Estate Builder Deferred Compensation Plan	Exhibit 10(17) to Report on Form 10-K for Fiscal Year ended June 29, 1985

*15. Severance Plans For Corporate Officers, as amended

	*16. Employee Option & Share Plan For Employees in the Netherlands	Exhibit 10.24 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*17. U.K. Savings Incentive Plan	Exhibit 10.18 to Report on Form 10-K for Fiscal Year ended June 28, 2003

	*18. International Employee Stock Purchase Plan	Exhibit 10.26 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*19. Share 2000 Global Stock Plan	Exhibit 10.27 to Report on Form 10-K for Fiscal Year ended June 29, 2002

*20. Agreement dated May 4, 2004 between Cary D. McMillan and Sara Lee Corporation.

*21. Employment Agreement dated January 1, 1996 between Adriaan Nühn and Sara Lee Corporation.

*22. Employment Agreement dated June 11, 1987 between Adriaan Nühn and Sara Lee/DE N.V.

*23. FY04-06 Executive Management Long-Term Incentive Program

(12)	1. Computation of Ratio of Earnings to Fixed Charges

2. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

(13)	Portions of Sara Lee’s 2004 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

(21)	List of Subsidiaries

(23)	Consent of PricewaterhouseCoopers LLP

(24)	Powers of Attorney (included on signature page to this Report)

(31)	1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32)	1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors of Sara Lee Corporation:

Our audits of the consolidated financial statements referred to in our report dated August 3, 2004 appearing in the 2004 Annual Report to Shareholders of Sara Lee Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

August 3, 2004

SCHEDULE II

Sara Lee Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 29, 2002, June 28, 2003 and July 3, 2004

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs (1)/Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended June 29, 2002:
Allowances for bad debts	$87	$34	$(26)	$1	$96
Other receivable allowances	70	133	(129)	6	80

Total	$157	$167	$(155)	$7	$176

For the Year Ended June 28, 2003:
Allowances for bad debts	$96	$13	$(24)	$8	$93
Other receivable allowances	80	129	(119)	(2)	88

Total	$176	$142	$(143)	$6	$181

For the Year Ended July 3, 2004:
Allowances for bad debts	$93	$17	$(22)	$(1)	$87
Other receivable allowances	88	154	(146)	1	97

Total	$181	$171	$(168)	$—	$184

(1)	Net of collections on accounts previously written off.