Form 10-Q
period 2004-10-02
LEE SARA CORP
filed 2004-11-05
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Yes ☒ No ☐

On October 2, 2004, the Registrant had 784,813,043 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

This document contains 68 pages

SARA LEE CORPORATION AND SUBSIDIARIES

INDEX

PART I –

ITEM 1 –	FINANCIAL STATEMENTS

Preface		3
Condensed Consolidated Balance Sheets - At October 2, 2004 and July 3, 2004		4
Consolidated Statements of Income - For the thirteen weeks ended October 2, 2004 and September 27, 2003		5
Consolidated Statements of Common Stockholders’ Equity - For the period June 28, 2003 to October 2, 2004		6
Consolidated Statements of Cash Flows - For the thirteen weeks ended October 2, 2004 and September 27, 2003		7
Notes to Consolidated Financial Statements		8

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 4 –	CONTROLS AND PROCEDURES	37

PART II –

ITEM 2(c)	– REPURCHASES OF EQUITY SECURITIES BY THE ISSUER	37

ITEM 4	– SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38

ITEM 6	– EXHIBITS	39

SIGNATURE		40

EXHIBIT 10.1	– Executive Management Long-Term Incentive Program for Fiscal Years 2005-2007	41
EXHIBIT 10.2	– Form of Grant Notice under Executive Management Long-Term Incentive Program	48
EXHIBIT 10.3	– Long-Term Restricted Stock Unit Grant Program for Fiscal Years 2005-2007	51
EXHIBIT 10.4	– Form of Grant Notice under Long-Term Restricted Stock Unit Grant Program	56
EXHIBIT 10.5	– Terms of Performance Stock Unit Grant to C. Steven McMillan	59
EXHIBIT 12.1	– Computation of Ratio of Earnings to Fixed Charges	62
EXHIBIT 31.1	– Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	63
EXHIBIT 31.2	– Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	65
EXHIBIT 32.1	– Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002	67
EXHIBIT 32.2	– Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	68

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

The consolidated financial statements for the thirteen weeks ended October 2, 2004 and September 27, 2003 and the balance sheet as of October 2, 2004 included herein have not been audited by independent public accountants, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 2, 2004 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of July 3, 2004 has been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the year ended July 3, 2004. The results of operations for the thirteen weeks ended October 2, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the corporation’s Form 10-K for the year ended July 3, 2004 and other financial information filed with the Securities and Exchange Commission.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at October 2, 2004 and July 3, 2004

(In millions)

	(Unaudited) October 2, 2004	July 3, 2004
ASSETS
Cash and equivalents	$135	$638
Trade accounts receivable, less allowances	2,019	1,882
Inventories:
Finished goods	2,019	1,921
Work in process	389	397
Materials and supplies	464	461

	2,872	2,779
Other current assets	413	400

Total current assets	5,439	5,699
Other non-current assets	180	153
Deferred tax asset	290	275
Property, net	3,207	3,271
Trademarks and other identifiable intangibles, net	1,999	2,024
Goodwill	3,435	3,414

	$14,550	$14,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$460	$54
Accounts payable	1,248	1,325
Accrued liabilities	2,876	2,927
Current maturities of long-term debt	460	1,070

Total current liabilities	5,044	5,376
Long-term debt	4,136	4,171
Pension obligation	871	871
Other non-current liabilities	1,402	1,395
Minority interests in subsidiaries	75	75
Common stockholders’ equity	3,022	2,948

	$14,550	$14,836

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen Weeks Ended October 2, 2004 and September 27, 2003

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended
	October 2, 2004	September 27, 2003
Net sales	$4,861	$4,666

Cost of sales	3,069	2,868
Selling, general and administrative expenses	1,434	1,465
(Income from) charges for exit activities and business dispositions	(6)	4
Contingent sale gain	(117)	—
Interest expense	68	70
Interest income	(28)	(21)

	4,420	4,386

Income before income taxes	441	280
Income taxes	89	50

Net income	$352	$230

Net income per common share
Basic	$0.45	$0.29

Diluted	$0.44	$0.29

Average shares outstanding
Basic	790	780

Diluted	795	804

Cash dividends per common share	$0.1875	$0.1875

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholder’s Equity

For the Period June 28, 2003 to October 2, 2004

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at June 28, 2003	$2,052	$8	$1	$3,787	$(10)	$(1,734)
Net income	230	—	—	230	—	—	$230
Translation adjustments, net of tax	6	—	—	—	—	6	6
Net unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	—	—	—

Comprehensive income							$236

Cash dividends-common ($0.1875 per share)	(149)	—	—	(149)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	13	—	13	—	—	—
Restricted stock	15	—	15	—	—	—
Reacquired shares - repurchases	(255)	—	(250)	(5)	—	—
Conversion of ESOP preferred to common	28	—	210	—	(182)	—
ESOP redemptions and other	18	—	11	—	7	—

Balances at September 27, 2003	1,958	8	—	3,863	(185)	(1,728)
Net income	1,042	—	—	1,042	—	—	$1,042
Translation adjustments, net of tax	129	—	—	—	—	129	129
Minimum pension liability, net of tax	202	—	—	—	—	202	202
Net unrealized gain on qualifying cash flow hedges, net of tax	3	—	—	—	—	3	3

Comprehensive income							$1,376

Cash dividends -
common ($0.5625 per share)	(445)	—	—	(445)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	135	—	135	—	—	—
Restricted stock	(2)	—	(2)	—	—	—
Tax benefit related to stock-based compensation	4	—	4	—	—	—
Reacquired shares - repurchases	(95)	—	(71)	(24)	—	—
ESOP contributions and other	17	—	1	1	15	—

Balances at July 3, 2004	2,948	8	67	4,437	(170)	(1,394)
Net income	352	—	—	352	—	—	$352
Translation adjustments, net of tax	88	—	—	—	—	88	88
Net unrealized loss on qualifying cash flow hedges, net of tax	(13)	—	—	—	—	(13)	(13)

Comprehensive income							$427

Cash dividends-common ($0.1875 per share)	(147)	—	—	(147)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	21	—	21	—	—	—
Restricted stock	11	—	11	—	—	—
Reacquired shares - repurchases	(239)	—	(100)	(139)	—	—
Other	1	—	1	—	—	—

Balances at October 2, 2004	$3,022	$8	$—	$4,503	$(170)	$(1,319)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Thirteen Weeks Ended October 2, 2004 and September 27, 2003

(In millions)

Unaudited

	Thirteen Weeks Ended
	October 2, 2004	September 27, 2003
OPERATING ACTIVITIES -
Net income	$352	$230
Less: Cash received from contingent sale proceeds	(117)	—
Adjustments for noncash charges included in net income:
Depreciation	141	132
Amortization of intangibles	49	38
(Income from) charges for exit activities and business dispositions	(3)	3
(Decrease) increase in deferred taxes	(15)	43
Other	(36)	21
Changes in current assets and liabilities, net of businesses acquired and sold	(299)	(148)

Net cash from operating activities	72	319

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(80)	(92)
Dispositions of businesses and investments	—	76
Contingent sale proceeds	117	—
Sales of assets	33	12
Other	—	3

Net cash from (used in) investment activities	70	(1)

FINANCING ACTIVITIES -
Issuances of common stock	21	13
Purchases of common stock	(239)	(255)
Repayments of long-term debt	(692)	(915)
Short-term borrowings, net	406	177
Payments of dividends	(147)	(149)

Net cash used in financing activities	(651)	(1,129)

Effect of changes in foreign exchange rates on cash	6	(10)

Decrease in cash and equivalents	(503)	(821)
Cash and equivalents at beginning of year	638	942

Cash and equivalents at end of quarter	$135	$121

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(59)	$(24)
(Increase) in inventories	(66)	(45)
(Increase) in other current assets	(7)	(9)
(Decrease) in accounts payable	(89)	(92)
(Decrease) increase in accrued liabilities	(78)	22

Changes in current assets and liabilities, net of businesses acquired and sold	$(299)	$(148)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options and fixed awards to be issued under stock-based compensation arrangements were converted into common stock. For the thirteen week period ended October 2, 2004 and the thirteen week period ended September 27, 2003, options to purchase 26.0 million and 53.1 million shares, respectively, of the corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods, and therefore are excluded from the computation of diluted earnings per share.

The following is a reconciliation of net income to net income per share – basic and diluted for the thirteen weeks ended October 2, 2004 and September 27, 2003:

Computation of Net Income per Common Share

(In millions, except per share data)

	Thirteen Weeks Ended
	October 2, 2004	September 27, 2003
Net income – Income available to common stockholders	$352	$230

Average shares outstanding – basic	790	780
Dilutive effect of stock option and award plans	3	2
Dilutive effect of ESOP plan	—	17
Dilutive effect of restricted stock and other	2	5

Average shares outstanding – diluted	795	804

Net Income Per Common Share – Basic	$0.45	$0.29

Net Income Per Common Share – Diluted	$0.44	$0.29

2.	Stock-Based Compensation

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

	Thirteen Weeks Ended
(In millions)	October 2, 2004	September 27, 2003
Reported net income	$352	$230
Plus – Stock-based employee compensation included in reported net income, net of related tax effects	8	7
Less - Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(12)	(14)

Pro forma net income	$348	$223

Earnings per share:
Basic – as reported	$0.45	$0.29

Basic – pro forma	$0.44	$0.29

Diluted – as reported	$0.44	$0.29

Diluted – pro forma	$0.44	$0.28

3.	Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. In July 2004, the contingencies associated with the fiscal 2005 annual payment passed and the corporation received a cash payment of 95 million euros. This was equivalent to $117 million based upon exchange rates on the date of receipt and this amount was recognized in the corporation’s earnings in the first quarter of fiscal 2005. This transaction increased diluted EPS within the first quarter by $0.15 per share.

4.	Exit Activities and Business Dispositions

The reported results for the first quarter of fiscal years 2005 and 2004 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The impact of these activities on income before income taxes is summarized as follows:

	Thirteen Weeks Ended
(In millions)	Oct. 2, 2004	Sept. 27, 2003
Exit and disposal programs:
Fiscal 2005 restructuring actions	$2	$—
Fiscal 2004 restructuring actions	—	15
Other restructuring actions	(3)	—

Total exit costs (income)	(1)	15
Business dispositions	(3)	(9)

Impact on income before income taxes	$(4)	$6

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income of the corporation:

	Thirteen Weeks Ended
(In millions)	Oct. 2, 2004	Sept. 27, 2003
Cost of sales	$(5)	$1
Selling, general and administrative expenses	7	1
(Income from) charges for exit activities and business dispositions	(6)	4

Impact on income before income taxes	$(4)	$6

The exit and business disposition actions recognized during the first quarter of fiscal years 2005 and 2004 had no material impact on net income or diluted earnings per share.

These actions (increased) decreased the reported results of the business segments and amortization expense as follows:

	Thirteen Weeks Ended
(In millions)	Oct. 2, 2004	Sept. 27, 2003
Sara Lee Meats	$—	$(5)
Sara Lee Bakery	(8)	4
Beverage	—	—
Household Products	3	2
Branded Apparel	(6)	4

Impact on the business segments	(11)	5
Accelerated amortization of intangibles	7	1

Total	$(4)	$6

The following provides a detailed description of the exit activities and business disposition actions impacting the reported results for the first quarter of fiscal years 2005 and 2004.

Fiscal 2005

The reported results for the first quarter of fiscal 2005 reflect amounts recognized for exit activities and disposal actions that increased pretax income and net income by $4 million and $2 million, respectively. The primary activity executed in the quarter was the exit of certain private label, restaurant and institutional bakery business in the Southwest portion of the U.S. The objective of these actions was to exit under-performing businesses and assets and to move production to lower cost manufacturing facilities in the region. In addition, the corporation took steps to exit certain assets in its Household Products operations in order to reduce the cost structure of this business and also completed previously initiated actions in the Branded Apparel segment. The components of the net credit recognized in the first quarter of 2005 were as follows:

•	$16 million is a curtailment gain related to certain Sara Lee Bakery employees. The postretirement medical benefit plan in which these individuals participated had negative prior service cost from a previous plan amendment which was recognized as a result of their termination in the first quarter. This credit was recognized in the “Cost of sales” line of the Consolidated Statement of Income.

•	$11 million of expense is associated with accelerated depreciation recognized as a result of the decision to dispose of four manufacturing facilities and certain manufacturing equipment related to the Sara Lee Bakery and Household Products operations. The expense is recognized on the “Cost of sales” line of the Consolidated Statement of Income. Of the $11 million expense, $8 million relates to the Sara Lee Bakery segment and $3 million is associated with the Household Products segment.

When management approved these actions, the assets were classified as held for use and the depreciation was increased to recognize a reduced economic asset life. As of the end of the first quarter, one of these facilities has been sold and a second has been closed and is classified as held for sale. The other two facilities are expected to be closed and held for sale in the second and third quarters, respectively. The net book value of the assets classified as held for sale was less than $1 million. The estimated realizable value of these assets is based upon management estimates.

•	$7 million of expense relates to accelerated amortization of certain Bakery intangible assets being exited. These intangible assets consist of restaurant and institutional bakery customer relationships exited in the Southwest portion of the U.S. and a regional bakery trademark being abandoned. The customer relationship has been exited and has a carrying value of zero. The regional bakery trademark is expected to be abandoned by the close of the second quarter and will have a carrying value of zero at that time. The charges associated with these actions are recognized in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income.

•	$6 million of the net credit resulted from the completion of certain previously approved exit and business disposition activities in the Branded Apparel segment for amounts more favorable than originally anticipated. Of this total, $3 million relates to amounts received from prior business dispositions and $3 million relates to severance and asset disposition activities. This credit is reflected in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

Fiscal 2004

During the first quarter of fiscal 2004, the corporation approved actions to reduce the cost structure of the Sara Lee Meats, Sara Lee Bakery, Household Products and Branded Apparel businesses. In addition, amounts were recognized related to actions to dispose of certain businesses, including the impact of business dispositions that were completed for amounts that were more favorable than originally estimated. The net impact of these actions was to reduce income before income taxes and net income by $6 million and $5 million, respectively. The components of the net charge were as follows:

•	$7 million of the net charge was for the cost associated with terminating 302 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. This charge was reflected in the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

•	$7 million of the net charge was related to the cost to dispose of certain manufacturing equipment. When management approved the actions, certain of the assets were classified as held for use and others as held for sale. The depreciation on the held for use assets was accelerated and this resulted in a charge of $1 million to the “Cost of sales” line in the Consolidated Statement of Income. The remaining equipment was deemed held for sale and this resulted in a charge of $6 million to the “(Income from) charges for exit activities and business dispositions” line of the Consolidated Statement of Income.

•	$1 million of the net charge was related to the decision to abandon certain trademarks obtained with the Earthgrains acquisition. The amortization associated with these assets was accelerated so that their carrying value would be zero when they ceased being used. This cost was recognized in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income.

•	A net $9 million credit was recognized on actions approved by management to dispose of certain businesses. The most significant of these was a $13 million gain recognized on the disposal of a minority ownership position in Johnsonville Foods, which was completed for amounts more favorable than originally estimated. Offsetting this gain was a net $4 million charge, primarily related to the disposal of a component of a European Branded Apparel business.

Status of Restructuring Reserves

Between fiscal years 2001 and 2004, the corporation initiated and executed a number of restructuring actions. The following provides the status of actions completed and the amounts recognized on the Condensed Consolidated Balance Sheets of the corporation.

Fiscal 2004 Restructuring Actions

During fiscal 2004, the corporation approved a series of actions to exit certain defined business activities and lower its cost structure. The net impact of these actions was to reduce income before income taxes by $82 million and decrease the operating results of the corporation’s business segments as follows: Sara Lee Meats – $11 million; Sara Lee Bakery – $26 million; Beverage – $6 million; Household Products – $1 million; Branded Apparel – $34 million; and the corporate headquarters – $4 million. The components of the net charge are as follows:

•	$70 million of the net charge was for the cost associated with terminating 6,222 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. The specific location of these employees is summarized in a table contained in this note. As of the end of the first quarter of fiscal 2005, 3,671 of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Condensed Consolidated Balance Sheet was $40 million.

•	$11 million of the net charge was related to the cost to dispose of certain manufacturing equipment. As of the end of the first quarter of fiscal 2005, the corporation is in the process of completing the disposition of these assets, and any remaining assets have a current net book value of zero. The estimated realizable value of these assets was based upon management’s estimates.

•	$1 million of the net charge was related to the decision to abandon certain trademarks obtained with the Earthgrains acquisition. By the end of fiscal 2004, these trademarks had been abandoned and their net book value was zero.

The following table summarizes the employee terminations by location and business segment:

	Sara Lee Meats	Sara Lee Bakery	Beverage	Household Products	Branded Apparel	Corporate	Total
Number of employees
United States	44	1,073	37	—	624	48	1,826
Canada	—	—	—	12	—	—	12
Puerto Rico, Mexico and Latin America	—	—	155	—	3,919	—	4,074
Europe	58	31	19	1	201	—	310

	102	1,104	211	13	4,744	48	6,222

As of October 2, 2004
Actions Completed	64	844	188	13	2,514	48	3,671
Actions Remaining	38	260	23	—	2,230	—	2,551

	102	1,104	211	13	4,744	48	6,222

Fiscal 2003 Bakery and Beverage Restructuring Actions

During fiscal 2003, the corporation’s management approved actions to reduce the cost structure of the Bakery and Beverage businesses. These actions reduced income before income taxes by $39 million and decreased the operating results of the Sara Lee Bakery and Beverage segments by $37 million and $2 million, respectively. During fiscal 2004, the disposal of some of the Bakery assets targeted under these plans was completed for amounts more favorable than originally estimated. As a result, costs previously accrued were adjusted and resulted in an increase of $2 million to income before income taxes.

Summary

After combining the amounts recognized in fiscal 2004 and 2003, the exit activities completed by the corporation under these action plans reduced income before income taxes by $37 million and consisted of the following components:

•	$15 million of the cumulative charge was for the cost associated with terminating 645 domestic employees and providing them with severance benefits in accordance with existing benefit plans. By the end of fiscal 2004, all of the employees had been terminated. The severance obligation remaining in accrued liabilities on the Condensed Consolidated Balance Sheet as of the end of the first quarter of fiscal 2005 was less than $1 million.

•	$11 million of the charge was related to actions to dispose of three manufacturing facilities, as well as equipment and leasehold improvements at other locations. By the end of fiscal 2004, all of these assets had been disposed.

•	$6 million of the charge was for costs associated with the accelerated amortization from the abandonment of certain trademarks obtained with the Earthgrains acquisition. By the end of fiscal 2004, these trademarks had been abandoned and their net book value was zero.

•	$5 million of the charge was for the cost of noncancelable lease obligations for certain leased equipment and for some administrative office space. The obligations for the equipment have been satisfied and the office space has been exited. As of the end of the first quarter of fiscal 2005, the lease obligation remaining in accrued liabilities in the Condensed Consolidated Balance Sheet was less than $1 million.

Business Reshaping

The following table summarizes the charges taken for approved exit activities under the Business Reshaping program and the related status as of October 2, 2004. All actions included in this program have been completed. The accrued amounts remaining as of the end of the first quarter of fiscal 2005 represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Cumulative Exit Costs Recognized	Actual Loss on Asset Disposal	Cash Payments	Accrued Exit Costs as of Oct. 2, 2004
Employee termination and other benefits	$196	$—	$(186)	$10
Other exit costs – includes noncancelable lease and other contractual obligations	54	—	(48)	6
Losses on disposals of property and equipment and other related costs	54	(54)	—	—
Losses on disposal of inventories	19	(19)	—	—
Moving and other related costs	10	—	(10)	—

Total exit costs	$333	$(73)	$(244)	$16

The completion of the remainder of the Business Reshaping program is expected to require the use of $16 million in cash, which will be funded from operations.

5.	Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A complete description of the corporation’s hedging programs and instruments is included in the corporation’s Form 10-K which is filed with the Securities and Exchange Commission. As of July 3, 2004, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $14 million. During the three months ended October 2, 2004, $22 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $9 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at October 2, 2004 of an accumulated loss of $27 million. At October 2, 2004, the maximum maturity date of any cash flow hedge was approximately 2 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $12 million, at the time the underlying hedged transaction is recognized in the income statement.

During the first quarter of fiscal 2005, the corporation recognized an expense for $7 million for hedge ineffectiveness related to cash flow hedges which is recorded in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income. Other disclosures related to gains and losses excluded from the assessment of hedge effectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur, have been omitted due to the insignificance of these amounts. During the three months ended October 2, 2004, a net loss of $32 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

6.	Segment Information

The following is a summary of sales and income before income taxes, including operating segment income by business segment, for the thirteen weeks ended October 2, 2004 and September 27, 2003.

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Sara Lee Meats	$1,040	$995	$62	$101
Sara Lee Bakery	843	836	64	40
Beverage	754	692	106	98
Household Products	567	540	76	67
Intimates and Underwear	1,659	1,604	140	127

Total business segments	4,863	4,667	448	433
Intersegment sales	(2)	(1)	—	—

Total net sales and operating segment income	4,861	4,666	448	433
Amortization of intangibles	—	—	(34)	(25)
General corporate expenses	—	—	(50)	(79)
Contingent sales proceeds	—	—	117	—

Total net sales and operating income	4,861	4,666	481	329
Net interest expense	—	—	(40)	(49)

Net sales and income before income taxes	$4,861	$4,666	$441	$280

7.	Retirement Plans

As required by Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following is information regarding the corporation’s pension and postretirement medical benefit plans for the thirteen week periods ended October 2, 2004 and September 27, 2003.

	Thirteen Weeks Ended October 2, 2004		Thirteen Weeks Ended September 27, 2003
	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$36	$4	$33	$4
Interest cost	68	5	58	7
Expected return on plan assets	(61)	—	(49)	—
Amortization of
Transition (asset) obligation	—	—	1	—
Prior service cost	1	(4)	1	(2)
Net actuarial loss	21	1	30	1

Net periodic benefit cost	$65	$6	$74	$10

Curtailment gain	$—	$16	$—	$—

The primary factors causing the decline in the net periodic benefit cost of the corporation’s defined benefit pension plans were better than expected asset returns in fiscal 2004, offset in part by a lower long term rate of return on plan assets, and the strengthening of foreign currencies versus the dollar. The net periodic benefit cost of the corporation’s postretirement medical and life insurance plans declined primarily as a result of benefit plan changes which eliminated coverage for certain active and retired participants over the age of 65 and increased the premiums required to obtain retiree medical coverage between the ages of 55 and 65. These changes primarily impacted employees in the Sara Lee Bakery segment and brought the benefits provided to these individuals in line with those provided to other employees of the corporation. In addition, the federal subsidy associated with the Medicare Prescription Drug Improvement and Modernization Act reduced the cost of providing postretirement medical coverage to all employees.

The $16 million curtailment gain was recognized as a result of the termination of certain Bakery employees. The postretirement medical benefit plan in which these individuals participated had negative prior service cost from a previous plan amendment that was recognized upon termination of the employees.

The corporation expects to make cash contributions to its defined benefit pension plans of $236 million in fiscal 2005 as compared to $112 million in fiscal 2004. In the first quarter of fiscal 2005, the corporation contributed $125 million to the defined benefit plans that it sponsors.

8.	Goodwill

Substantially all of the change in the goodwill balance between July 3, 2004 and October 2, 2004 is due to the impact of changes in foreign currency exchange rates.

9.	Subsequent Event

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The two most significant aspects of this legislation upon the corporation are as follows:

First, the Act contains a provision that permits the repatriation of cash invested outside the U.S. at a tax rate of 5.25% after a defined base level of cash is returned to the U.S. at the 35% statutory rate. The corporation is evaluating this provision of the Act and awaiting clarification of certain technical aspects of this legislation. Until these items are clarified and the corporation develops a defined plan for the use of the funds, it is not possible to determine the amount of cash to be returned to the U.S. or the taxes that would need to be provided on the return of these funds. Any decision to repatriate a material amount of cash to the U.S. would increase the corporation’s effective tax rate and decrease net income.

Secondly, for companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities (qualified production income or QPI). The deduction, which cannot exceed 50% of annual wages paid, is to be phased in as follows: three percent of QPI in 2005-2006, six percent in 2007-2009, and nine percent in 2010 and thereafter. The corporation is currently evaluating this aspect of the Act and has not reached any conclusions on its impact.

10.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following is Management’s Discussion and Analysis of the Results of Operations for the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 and a discussion of the changes in financial condition and liquidity during the first three months of fiscal 2005. The following is an outline of the analysis included herein:

•	Overview

•	Consolidated Results – First Quarter of Fiscal 2005 Compared with First Quarter of Fiscal 2004

•	Operating Results by Business Segment – First Quarter of Fiscal 2005 Compared with First Quarter of Fiscal 2004

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Overview

Net sales in the first quarter of fiscal 2005 increased 4.2% as the sales in each business segment increased versus the comparable period of the prior year, primarily from the strengthening of foreign currencies versus the U.S. dollar which increased net sales by 3.2% during the quarter. Changes in the exchange rate of the European euro and the British pound were primarily responsible for this increase. There were no business acquisitions completed after the start of the first quarter of fiscal 2004; however, the corporation began consolidating the sales of a joint venture in the fourth quarter of fiscal 2004 as a result of the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The incremental sales recognized in the first quarter of fiscal 2005 from this action were $24 million and were substantially offset by the elimination of sales associated with the disposition of certain operations.

Operating income for the corporation increased by $152 million, comprised of the following items:

•	The most significant element of the increase was the receipt of $117 million of cash related to a contingency associated with the sale of a European tobacco business in fiscal 1999. Under the terms of the sale agreement the corporation received this cash payment because tobacco continues to be a legal product in the countries in which the business operated. The corporation recognized the income associated with this contingency when the cash was received and the impact on diluted earnings per share was $.15.

•	The gross margin declined by $6 million as a 1.6% decline in the gross margin percentage more than offset the increase in the gross margin resulting from increased sales. The gross margin percentage declined in each business segment except the Sara Lee Bakery. The lower gross margin percentage was primarily due to increased raw material costs that could not be passed along to the customer in their entirety.

•

Selling, general and administrative (SG&A) expenses in the first quarter of fiscal 2005 were $31 million lower than in the comparable period of the prior year. This was primarily due to a $14 million decline in advertising and promotion expense; the disposition of certain operations in fiscal 2004; the benefits of ongoing restructuring efforts, as well as lower legal, environmental and employee benefit plan costs. Partially offsetting these reductions was a $9 million increase in intangible amortization costs. SG&A costs as a percentage of sales declined from 31.4% in the first quarter of fiscal 2004 to 29.5% in the first quarter of fiscal 2005. SG&A costs as a percentage of sales declined in each business segment except for Meats.

•	Income from exit activities and business dispositions in the first quarter of fiscal 2005 was $6 million as compared to a $4 million charge in the comparable period of fiscal 2004. The gain in fiscal 2005 resulted from completing actions for amounts more favorable than originally anticipated while the expense in fiscal 2004 resulted from $13 million of charges for restructuring actions initiated in the period offset by $9 million of gains from the disposition of an equity method investment and certain apparel assets.

Income before income taxes increased by $161 million as a result of the $152 million increase in operating income and a $9 million reduction in net interest expense. The decrease in interest expense was due to lower debt levels and borrowing rates. During fiscal 2004, the corporation used cash generated from operations to reduce long- and short-term debt by $1,272 million.

Income tax expense increased by $39 million as the corporation’s effective tax rate increased from 18.0% to 20.2%. The increase in the effective tax rate is attributable to a number of factors including the country by country mix of earnings.

Net income increased by $122 million or 53.2% as a result of the above while diluted earnings per share increased $.15 or 51.7%.

The corporation’s cash flow from operations decreased from $319 million in the first three months of fiscal 2004 to $72 million in the first three months of fiscal 2005, a decline of 77.4%. This decline was primarily related to the usage of cash for working capital as the corporation used cash to make contributions to defined benefit plans of $125 million, plus an additional $125 million to fund accounts receivable and inventory growth and $89 million to reduce accounts payable.

The corporation used cash on hand, plus the cash received from the contingent sale proceeds and borrowings of short-term indebtedness to repay $692 million of long-term debt, repurchase $239 million of common stock and pay $147 million of dividends. Further information and details regarding the performance of the corporation and its business segments follows.

Consolidated Results – First Quarter of Fiscal 2005 Compared with First Quarter of Fiscal 2004

Operating results by business segment in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 are as follows:

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Sara Lee Meats	$1,040	$995	$62	$101
Sara Lee Bakery	843	836	64	40
Beverage	754	692	106	98
Household Products	567	540	76	67
Intimates and Underwear	1,659	1,604	140	127

Total business segments	4,863	4,667	448	433
Intersegment sales	(2)	(1)	—	—

Total net sales and operating segment income	4,861	4,666	448	433
Amortization of intangibles	—	—	(34)	(25)
General corporate expenses	—	—	(50)	(79)
Contingent sale proceeds	—	—	117	—

Total net sales and operating income	4,861	4,666	481	329
Net interest expense	—	—	(40)	(49)

Net sales and income before income taxes	$4,861	$4,666	$441	$280

The following table summarizes net sales and operating income performance for the first quarter of fiscal 2005 and 2004 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance - (In millions)	October 2, 2004	September 27, 2003	Dollar Change	Percent Change
Net sales	$4,861	$4,666	$195	4.2%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(145)	$145
Acquisitions / dispositions	24	23	1

	$24	$(122)	$146

Operating income	$481	$329	$152	46.4%

Increase / (Decrease) in operating income from
Receipt of contingent sale proceeds	$117	$—	$117
Changes in foreign currency exchange rates	—	(18)	18
Curtailment gain	16	—	16
Accelerated depreciation on facilities held for use	(11)	(1)	(10)
Exit activities and business dispositions	6	(4)	10
Accelerated amortization of intangibles	(7)	(1)	(6)
Acquisitions / dispositions	3	—	3

Total	$124	$(24)	$148

Net Sales

Consolidated net sales increased $195 million, or 4.2%, in the first quarter of fiscal 2005 over the first quarter of fiscal 2004, to $4,861 million. The strengthening of foreign currencies, particularly the euro, increased reported net sales by 3.2%, or $145 million. Net sales in the first quarter of fiscal 2005 include sales of $24 million from a joint venture that the corporation started to consolidate upon the adoption of Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” in the fourth quarter of fiscal 2004. The impact of these sales is included in the table above in the line labeled “Acquisitions / dispositions.” Net sales in the first quarter of fiscal 2004 include $23 million from businesses disposed of after the start of fiscal 2004. The net impact of acquisitions and dispositions between the first quarters of fiscal 2005 and 2004 contributed $1 million to the net increase in sales. The remaining net sales increase of $49 million, or 1.0%, resulted from increases in net sales in the Sara Lee Meats, Beverage, Household Products and Branded Apparel business segments. Each of the Sara Lee Meats, Beverage and Branded Apparel segments increased selling prices during the quarter to pass along higher raw material costs which had a negative impact on unit volumes, but increased net sales. Net sales in the Household Products segment increased primarily due to increases in unit volume of shoe care products and higher sales in the direct selling division. The Sara Lee Bakery Group experienced lower net sales under a continuing program to reduce sales of low margin institutional and private label brand fresh breads.

Unit Volumes

Unit volumes in the Sara Lee Meats segment declined 4% in the first quarter with reductions in the U.S., Europe and Mexico as higher commodity costs led to higher customer selling prices which negatively impacted unit volume. In a planned effort to reduce sales of low margin U.S. fresh bread, the Sara Lee Bakery segment reduced unit volumes by 5% in the first quarter of fiscal 2005. In the Beverage segment in the first quarter, unit volumes were unchanged. The unit volumes for the four core categories of the Household Products segment decreased 2% in the first quarter due to lower unit volumes for body care and air care products. In the first quarter, unit volumes were unchanged in the Branded Apparel segment based upon strong shipments in the knit products and legwear categories which were offset due to softness in unit volumes for intimates.

Gross Margin Percent

The gross margin percentage declined from 38.5% in the first quarter of fiscal 2004 to 36.9% in the first quarter of 2005. The gross margin percent of the Sara Lee Meats, and Branded Apparel segments each declined by 3 points during the quarter, while the gross margin in the Sara Lee Bakery segment increased by 1 point. The gross margin percentage in the Beverage and Household Products segments declined slightly. The gross margin percentages in the Meats and Branded Apparel operations reflect the impact of higher raw material costs that the corporation was not able to pass along to customers through higher selling prices. These cost increases exceeded cost reductions resulting from ongoing restructuring efforts and the lower benefit plan costs. The improved gross margin percentage in the Bakery business is primarily due to improvements in the mix of products sold and the benefits resulting from ongoing restructuring efforts and lower benefit plan costs.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended
(In millions)	October 2, 2004	September 27, 2003	Dollar Change	Percent Change
Selling, general and administrative (“SG&A”) expenses:
SG&A expenses in the business segment results	$1,350	$1,361
Amortization of identifiable intangibles	34	25
General corporate expenses	50	79

Total SG&A expenses	$1,434	$1,465	$(31)	(2.1)%

Total selling, general and administrative (“SG&A”) expenses decreased $31 million, or 2.1%, in the first quarter of fiscal 2005 over the comparable prior year quarter. Changes in foreign currency exchange rates, primarily in the euro, increased SG&A expenses by $48 million, or 3.1%. Therefore, the remaining decrease in SG&A expenses was $79 million, or 5.2%. SG&A expenses reported in the business segment results declined primarily from lower media advertising and promotion expenses, primarily in the Branded Apparel segment, lower benefit plan costs, and the disposition of certain businesses in fiscal 2004. Measured as a percent of sales, SG&A expenses declined from 31.4% in the first quarter of fiscal 2004 to 29.5% in the first quarter of fiscal 2005 as each of the business segments reported a decline, except for Sara Lee Meats which incurred certain expenses for sales force and distribution reorganizations. Amortization of intangibles increased by $9 million, or 36.8%, primarily from a $7 million charge in the Sara Lee Bakery group to accelerate the amortization of certain intangibles that are to be abandoned. General corporate expenses, which are not allocated to the individual business segments, declined by $29 million, or 37.5%, primarily due to a decline in benefit plan costs and favorable comparisons to the prior year for certain environmental, litigation and hedging costs.

(Income from) Charges for Exit Activities and Business Dispositions

The reported results for the first quarter of fiscal 2005 and 2004 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Thirteen Weeks Ended
(In millions)	October 2, 2004	September 27, 2003
Cost of sales	$(5)	$1
Selling, general and administrative expenses	7	1
(Income from) charges for exit activities and business dispositions	(6)	4

Impact on income before income taxes	$(4)	$6

The following is a summary of the actions that impacted the first quarter of fiscal 2005. The amount recognized on the line titled “Cost of sales”, as noted in the table above, consists of a $16 million curtailment gain from the closure of a Sara Lee Bakery plant which was partially offset by an $11 million charge for accelerated amortization on certain facilities to be sold. SG&A expenses include a $7 million charge for accelerated amortization for the cost to abandon and exit certain Sara Lee Bakery intangible assets. The line titled “(Income from) charge for exit activities and business dispositions” includes a $6 million gain resulting from completing certain previously announced exit activities and business dispositions for amounts more favorable than originally estimated. Of this amount, $3 million relates to amounts received from prior business dispositions and $3 million relates to severance and asset disposition activities. The net impact of these actions was to increase pretax income and net income $4 million and $2 million, respectively. These amounts did not have an impact on diluted earnings per share during the period.

The total charge recognized in fiscal 2004 consists of the following components. Included on the line titled “Cost of sales” is a $1 million charge for accelerated depreciation expense related to assets to be disposed. Included in SG&A expenses is a $1 million charge for accelerated trademark amortization related to the cost to abandon certain Sara Lee Bakery trademarks. Included on the line titled “(Income from) charges for exit activities and business dispositions” is a $7 million charge associated with terminating a number of employees, a $6 million charge related to actions to dispose of certain manufacturing and administrative assets and a $9 million credit recognized from management’s approved actions to dispose of certain businesses. Of the $9 million credit, the most significant item is a $13 million gain recognized on the disposal of a minority ownership position in Johnsonville Foods, which was completed for amounts more favorable than originally estimated. Offsetting this gain is a net $4 million charge, primarily related to the disposal of a component of a European Branded Apparel business. The net impact of these actions was to reduce income before income taxes and net income by $6 million and $5 million, respectively, which had no impact on diluted earnings per share.

The costs (income) of the above actions on the corporation’s business segments and amortization expense are summarized as follows:

	Thirteen Weeks Ended
(In millions)	October 2, 2004	September 27, 2003
Sara Lee Meats	$—	$(5)
Sara Lee Bakery	(8)	4
Beverage	—	—
Household Products	3	2
Branded Apparel	(6)	4

Impact on the business segments	(11)	5
Accelerated amortization of intangibles	7	1

Total	$(4)	$6

These actions are more fully explained in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of the exit activities taken since the beginning of fiscal 2004, the corporation’s cost structure was reduced and efficiency improved. The total annual savings expected to be generated from restructuring efforts is $60 million in fiscal 2005, of which $12 million was realized in the first quarter of fiscal 2005.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. In July 2004, the contingencies associated with the fiscal 2005 payment passed and the corporation received a cash payment of 95 million euros. This was equivalent to $117 million based upon exchange rates on the date of receipt, and this amount was recognized in the corporation’s earnings in the first quarter of fiscal 2005. This transaction increased diluted earnings per share by $.15.

Net Interest Expense

Net interest expense decreased by $9 million in the first quarter of fiscal 2005, to $40 million, primarily as a result of lower debt levels and borrowing rates.

Income Tax Expense

The effective tax rate increased from 18.0% in the first quarter of fiscal 2004 to 20.2% in the first quarter of fiscal 2005 primarily due to the country by country mix of earnings. The exit and disposal activities recognized in the first quarters of fiscal 2004 and 2005 did not have a significant impact on the effective tax rate.

Consolidated Net Income and Diluted Earnings Per Share (“EPS”)

Consolidated net income of $352 million in the first quarter of fiscal 2005 was $122 million, or 53.2% higher than the prior year comparable quarter. Diluted EPS increased from $0.29 in the first quarter of fiscal 2004 to $0.44 in the first quarter of fiscal 2005, an increase of 51.7%.

Operating Results by Business Segment – First Quarter of Fiscal 2005 Compared with First Quarter of Fiscal 2004

The corporation’s worldwide operations are managed in five business segments. A description of each of the corporation’s business segments is included in the corporation’s annual report on Form 10-K that is filed with the Securities and Exchange Commission.

Sara Lee Meats

	Thirteen Weeks Ended
(In millions)	October 2, 2004	September 27, 2003	Dollar Change	Percent Change
Change in unit volume				(4)%

Net sales	$1,040	$995	$45	4.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(19)	$19

Total	$—	$(19)	$19

Operating segment income	$62	$101	$(39)	(38.9)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(3)	$3
Exit activities and business dispositions	—	5	(5)

Total	$—	$2	$(2)

Unit volumes in the Sara Lee Meats segment for processed meats decreased 4% as compared to the prior year first quarter consisting of declines of 4% in the U.S., 6% in Mexico and 2% in Europe. In the U.S., unit volumes decreased in both the retail and foodservice channels due to higher net selling prices and a competitive marketplace.

Net sales in the Sara Lee Meats segment increased by $45 million, or 4.5%, to $1,040 million in the first quarter of fiscal 2005 from $995 million in the prior year first quarter. During the quarter, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales by $19 million, or 2.0%. The remaining net sales increase of $26 million, or 2.5%, was primarily due to unit selling prices that increased as the corporation passed on certain raw material cost increases to the customer, and the impact of a favorable product mix that offset the impact of declining unit volumes during the quarter.

The Sara Lee Meats gross margin percentage decreased from 30.2% in the first quarter of fiscal 2004 to 27.0% in the first quarter of fiscal 2005 as the impact of higher raw material costs during the quarter was only partially mitigated by a combination of higher selling prices and production efficiencies.

Operating segment income in Sara Lee Meats decreased by $39 million, or 38.9%, from $101 million in the prior year first quarter to $62 million in the first quarter of fiscal 2005. Changes in foreign currency, particularly the euro, increased reported operating segment income by $3 million, or 2.0%. Income from exit activities of $5 million was recognized in the first quarter of fiscal 2004 which reduced operating segment income by 2.9%. The remaining operating segment income decrease of $37 million, or 38.0% as compared to the same quarter of the prior year is the result of higher commodity costs that reduced gross margins and unit volumes, plus higher administrative expenses related to marketing, sales force and supply chain projects, higher media advertising and promotion costs and the property loss associated with a roof collapse at a manufacturing location.

Sara Lee Bakery

	Thirteen Weeks Ended
(In millions)	October 2, 2004	September 27, 2003	Dollar Change	Percent Change
Change in unit volume				(5)%

Net sales	$843	$836	$7	0.8%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(14)	$14

Operating segment income	$64	$40	$24	59.0%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Curtailment gain	16	—	16
Accelerated depreciation on facilities held for sale	(8)	(1)	(7)
Exit activities and business dispositions	—	(3)	3

Total	$8	$(6)	$14

Net unit volumes in the Sara Lee Bakery segment declined 5% during the quarter primarily as a result of declines in the lower margin U.S. fresh bread market, particularly in institutional and private label. This decline was partially offset by increases in unit volume for frozen bakery products in the U.S., due to early shipments of pies for the upcoming pie season, plus unit volume increases for fresh bread in Europe based on strong shipments in Spain and unit volume increases for European refrigerated dough products.

Net sales in the Sara Lee Bakery segment increased $7 million, or 0.8% over the comparable prior year quarter. Changes in foreign currency exchange rates increased reported net sales by $14 million, or 1.7%. There were no acquisitions or dispositions that impacted the Sara Lee Bakery segment during the quarter. The remaining net sales decrease of $7 million, or 0.9%, was primarily a result of a targeted effort to reduce sales of low margin institutional and private label fresh bread.

The gross margin percentage in the Sara Lee Bakery segment increased 1.0% from 42.1% in the first quarter of fiscal 2004 to 43.1% in the first quarter of fiscal 2005 as favorable pricing and product mix, plus benefits from previous restructuring actions and lower benefit plan costs, offset higher costs for certain key ingredients and the impact of lower unit volumes.

Operating segment income in the Sara Lee Bakery segment increased by $24 million, or 59.0%, from $40 million in the first quarter of fiscal 2004 to $64 million in the first quarter of fiscal 2005. Changes in foreign currency, particularly the euro, increased reported operating segment income by $2 million, or 4.0%. In the first quarter of fiscal 2005, as a result of the decision to close a Sara Lee Bakery plant, both accelerated depreciation expense of $8 million and a curtailment gain of $16 million were recognized. In the first quarter of fiscal 2004, the Sara Lee Bakery group recognized charges for accelerated depreciation and exit activities of $4 million. The difference between the fiscal 2005 net gain and fiscal 2004 expense amounts increased operating segment income by $12 million, or 33.0%. The remaining operating segment income increase of $10 million, or 22.0% during the quarter, was attributable to higher gross margins and a lower cost structure which resulted from the benefits of prior restructuring actions plus the benefit from a reduction in retiree pension and post retirement medical expense as compared to the prior year quarter.

Beverage

	Thirteen Weeks Ended
(In millions)	October 2, 2004	September 27, 2003	Dollar Change	Percent Change
Change in unit volume				—%

Net sales	$754	$692	$62	9.0%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(37)	$37

Operating segment income	$106	$98	$8	8.7%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(8)	$8
Exit activities and business dispositions	—	—	—

Total	$—	$(8)	$8

Net unit volumes in the Beverage segment were flat as compared to the prior year as unit volumes were unchanged in both the retail and the foodservice channels. In the retail channel, increases in unit volumes in Brazil and Europe were offset by declines in the U.S. due to a competitive marketplace. In the foodservice channel, increases in Europe, due to increased volumes for liquid coffee products, were offset by weakness in the U.S. for ground and roast coffee.

Net sales in the Beverage segment increased by $62 million, or 9.0%, to $754 million in the first quarter of fiscal 2005, reflecting the impact of changes in foreign currency, higher green coffee commodity prices and improvements in product mix. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $37 million, or 5.6%. There were no acquisitions and dispositions that impacted the Beverage segment during the quarter. The remaining net sales increase of $25 million, or 3.4% compared to the comparable period of the prior year was primarily due to unit selling prices which increased as the corporation passed on certain raw material cost increases to the customer and an improved product mix during the quarter, primarily in Europe.

The gross margin percent in the Beverage segment decreased 1.0% from 43.2% in the first quarter of fiscal 2004 to 42.2% in the first quarter of fiscal 2005 primarily as a result of higher raw material costs which are passed along to the customer, but have a negative impact on the gross margin percentage.

Operating segment income for the Beverage segment increased $8 million, or 8.7%, to $106 million in the first quarter of fiscal 2005 primarily due to the impact of changes in foreign currencies. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $8 million, or 8.1%. The remaining operating segment income increase was less than $1 million, or 0.2% as higher commodity costs were passed along to the customer resulting in no net significant impact on operating segment income and benefits from a favorable product mix were offset by increases in media advertising to support Senseo and new product introductions.

Household Products

	Thirteen Weeks Ended
(In millions)	October 2, 2004	September 27, 2003	Dollar Change	Percent Change
Change in unit volume				(2)%

Net sales	$567	$540	$27	5.0%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(32)	$32
Dispositions	—	6	(6)

Total	$—	$(26)	$26

Operating segment income	$76	$67	$9	12.7%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(4)	$4
Accelerated depreciation on facilities to be sold	(3)	—	(3)
Exit activities and business dispositions	—	(2)	2

Total	$(3)	$(6)	$3

Unit volumes in the Household Products segment for the four core categories as a whole – shoe care, body care, insecticides and air care – decreased 2% in the first quarter of fiscal 2005. Unit volumes increased in the shoe care category due to expanded distribution in the U.S. for Kiwi products and in the Insecticide category due to an increased marketing effort in Asia. These increases were offset by declines in the body care category due to strong results in the prior year comparison period due to unseasonably warm weather and in the air freshener category due to increased competition in this category.

Net sales in the Household Products segment increased by $27 million, or 5.0%, from $540 million in the first quarter of fiscal 2004 to $567 million in the first quarter of fiscal 2005. The impact of changes in foreign currency exchange rates increased reported net sales by $32 million, or 6.0%, primarily due to the strengthening of currencies in Europe, the United Kingdom, Australia and South Africa. The first quarter of fiscal 2004 includes sales of $6 million from businesses that had been disposed of after the start of fiscal 2004, which reduced the net sales increase by 1.2%. The remaining net sales increase of $1 million, or 0.2%, was primarily due to increases in the direct selling category and shoe care which offset sales declines for air care and insecticide products.

The gross margin percentage in the Household Products segment decreased 0.4% from the first quarter of the prior year to 54.8% in the first quarter of fiscal 2005, primarily from competitive pricing in the marketplace.

Operating segment income increased $9 million, or 12.7% to $76 million in the first quarter of fiscal 2005. Changes in foreign exchange rates increased operating segment income by $4 million, or 6.4%. In the first quarter of fiscal 2005, a $3 million charge for accelerated depreciation was recognized related to a facility to be sold. In the first quarter of fiscal 2004, a $2 million charge was recognized for exit activities. The net impact of these charges reduced operating segment income by $1 million, or 2.2%. The disposition of certain businesses during the quarter had no impact on reported operating segment income. The remaining operating segment income increase of $6 million, or 9.2%, was primarily due to improved performance in both the shoe care category and the direct selling category.

As part of its ongoing brand segmentation strategy, the corporation initiated an evaluation of a number of smaller brands in this business segment. This review is in process and no decisions have been made regarding these brands at the present time.

Branded Apparel

	Thirteen Weeks Ended
(In millions)	October 2, 2004	September 27, 2003	Dollar Change	Percent Change
Change in unit volume				—%

Net sales	$1,659	$1,604	$55	3.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(43)	$43
Acquisitions / dispositions	24	17	7

Total	$24	$(26)	$50

Operating segment income	$140	$127	$13	11.0%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	6	(4)	10
Acquisitions / dispositions	3	—	3

Total	$9	$(4)	$13

Unit volumes in the Branded Apparel segment, excluding acquisitions and dispositions, were unchanged during the quarter with a 3% increase in legwear and knit products and a 3% decrease in intimates. Legwear unit volumes increased with a 4% increase in socks and a 3% increase in sheer hosiery as expanded distribution for sheer hosiery during the quarter helped this business. The 3% increase in knit products was primarily due to timing of shipments of fleece products for the fall and winter selling season as compared to last year and to the introduction of the C9 by Champion brand into Target stores. The 3% decline in Intimates was due to a decline in unit volumes in Europe and the U.S. due to increased competition from specialty stores and category and market softness.

Net sales increased by $55 million, or 3.4%, from $1,604 million in the first quarter of fiscal 2004 to $1,659 million in the first quarter of fiscal 2005. The impact of foreign currency exchange rate changes during the quarter, particularly the euro and British pound, increased reported sales during the quarter by $43 million, or 2.7%. The first quarter of fiscal 2005 includes sales of $24 million from a joint venture that the corporation started to consolidate upon the adoption of Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” in the fourth quarter of fiscal 2004. The impact of these sales is shown in the table above under the caption “Acquisitions / dispositions”. The first quarter of fiscal 2004 includes $17 million of sales from businesses that have been disposed of after the start of fiscal 2004. The net impact of the acquisitions and dispositions increased net sales by $7 million, or 0.4%, during the quarter. As a result, the remaining net sales increase was $5 million, or 0.3%, which was primarily due to unit volume increases in legwear and knit products.

The gross margin percent decreased by 2.9%, from 34.2% in the first quarter of fiscal 2004 to 31.3% in the first quarter of fiscal 2005, reflecting the impact of higher raw material costs, charges for slow moving inventory items, plus additional start up costs associated with both new product rollouts and expanded distribution.

Branded Apparel operating segment income increased by $13 million, or 11.0%, in the first quarter of fiscal 2005, from $127 million in the first quarter of fiscal 2004, to $140 million in the first quarter of fiscal 2005. Changes in foreign currency exchange rates did not have a significant impact on operating segment income during the quarter. The first quarter of fiscal 2005 includes income from exit activities and business dispositions of $6 million, while the first quarter of fiscal 2004 includes charges for exit activities and business dispositions of $4 million. The net of these amounts increased operating segment income by $10 million, or 8.3%. The impact of acquisitions and dispositions increased operating segment income by $3 million, or 2.6%. The remaining decrease in operating segment income was less than $1 million, or 0.2% that was primarily due to the impact of lower gross margins which were offset by a reduction in media advertising and promotion, and other SG&A expenses.

At the close of fiscal 2004, the corporation indicated that it had initiated a strategic review of options for its European Branded Apparel business. This review was in process at the close of the first quarter of fiscal 2005. No decisions regarding available options are expected to be made regarding this business until the second half of fiscal 2005.

Financial Condition

Cash From Operations

Net cash provided from operating activities decreased to $72 million in the first three months of fiscal 2005 from $319 million in the comparable period of fiscal 2004, primarily due to cash used for working capital. This decline was primarily related to the usage of cash for working capital as the corporation contributed $125 million of cash to its defined benefit pension plans in the quarter. In addition, $66 million of cash was used for inventory increases primarily in the Branded Apparel business; $59 million of cash was used for increased levels of trade receivables primarily as a result of a decline in the level of receivables sold to third parties, and accounts payable declined by $89 million.

Cash From Investment Activities

Net cash provided by investment activities was $70 million in the first three months of fiscal 2005 as compared to cash used of $1 million in the comparable period of fiscal 2004. During the first three months of fiscal 2005, $62 million more of proceeds were received from the sale of businesses, investments and assets than in the prior year period. The fiscal 2005 amount includes the receipt of $117 million in contingent sale proceeds. Also in the first three months of fiscal 2005, $12 million less was spent on purchases of property and equipment than in the prior year quarter. For the first three months of fiscal 2005 and 2004, the corporation expended $80 million and $92 million, respectively, to fund the purchases of property and equipment and received proceeds from the sales of businesses, investments and assets of $150 million and $88 million, respectively.

Cash From Financing Activities

Net cash used in financing activities was $651 million during the three months of fiscal 2005 as compared to cash used in financing activities of $1,129 million in the prior year period. The corporation repaid borrowings of maturing long-term debt in the first three months of $692 million in fiscal 2005 and $915 million in fiscal 2004 by utilizing a combination of cash on hand plus the issuance of short-term debt.

The corporation has an ongoing share repurchase program in place that allows the corporation to repurchase the corporation’s common stock at times management deems appropriate given current market valuations. During the first three months of fiscal 2005, the corporation repurchased shares of common stock with a value of $239 million as compared to common stock repurchases of $255 million in the prior year period. At October 2, 2004, the corporation had approximately 24 million shares remaining on its existing share authorization. The timing and amount of future share repurchases will be based upon market conditions and other factors.

Cash dividends paid during the first three months of fiscal 2005 were $147 million, down $2 million from the $149 million paid in the prior year period.

Liquidity

Notes Payable

Notes payable increased by $406 million in the first three months of fiscal 2005 to $460 million as the proceeds received were used to fund certain working capital requirements and a portion of the long-term debt maturities during the period.

Debt

The corporation’s total long-term debt decreased $645 million in the first three months of fiscal 2005, from $5,241 million at July 3, 2004, to $4,596 million at October 2, 2004, as the corporation repaid maturing debt using a combination of cash on the balance sheet and the issuance of short-term notes payable.

The corporation’s total long-term debt of $4,596 million is due to be repaid as follows: $416 million in the remainder of fiscal 2005; $375 million in fiscal 2006; $48 million in fiscal 2007; $1,364 million in fiscal 2008; $161 million in fiscal 2009; $26 million in fiscal 2010 and $2,206 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consists of 48% fixed-rate debt as of October 2, 2004, as compared with 59% as of July 3, 2004. The decrease in fixed-rate debt at October 2, 2004 versus July 3, 2004 is due to the maturity and repayment of certain fixed-rate debt instruments during the period. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $4.0 billion of available credit from a group of 26 banks and lending institutions. These facilities consist of a $1.35 billion 364-day credit facility, a $1.85 billion five-year credit facility and a $0.8 billion five-year credit facility. The 364-day $1.35 billion facility expires in June 2005 and allows the corporation, at its option, to extend any borrowings under this facility for an additional year. The corporation expects to renew this facility under similar terms and conditions upon its maturity at an amount to be determined at that time. The five-year $1.85 billion facility expires in June 2009. The five-year $0.8 billion facility expires in October 2005 and allows the corporation to extend any borrowings under this facility for an additional year. The pricing for each of these facilities is based upon the corporation’s current credit rating. At October 2, 2004, the corporation had not borrowed under any of these facilities. None of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, which the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended October 2, 2004, the corporation’s interest coverage ratio was 11.1 to 1.0.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of October 2, 2004, were as follows:

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

On October 29, 2004, Standard & Poor’s Rating Services (S&P) indicated that its “A+” long-term corporate credit and senior unsecured debt ratings on Sara Lee Corporation were placed on credit watch with negative implications. S&P indicated that despite improving revenues and operating income, the corporation’s credit protection ratios remain under those required for an “A+” long-term corporate credit rating. Negative implications means that the rating could be lowered or affirmed following completion of a review. At the same time the “A-1” short-term corporate credit and commercial paper ratings of the corporation were affirmed. If the long-term corporate credit and senior unsecured debt ratings of the corporation were reduced, the cost of future borrowings would increase. No maturities of the corporation’s debt accelerate upon a reduction in the corporation’s long-term debt ratings.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $126 million in the remainder of fiscal 2005; $132 million in fiscal 2006; $114 million in fiscal 2007; $95 million in fiscal 2008; $83 million in fiscal 2009; $76 million in fiscal 2010; and $93 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $15 million in the remainder of fiscal 2005; $20 million in fiscal 2006; $18 million in fiscal 2007; $16 million in fiscal 2008; $15 million in fiscal 2009; $12 million in fiscal 2010; and $66 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations which are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2005	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$4,596	$416	$375	$48	$1,364	$161	$26	$2,206
Operating lease obligations	719	126	132	114	95	83	76	93
Purchase obligations (1)	2,724	1,706	687	252	46	10	8	15
Other long-term liabilities (2)	516	329	25	48	26	17	21	50

Sub-total	8,555	2,577	1,219	462	1,531	271	131	2,364
Contingent lease obligations (3)	162	15	20	18	16	15	12	66

Total (4)	$8,717	$2,592	$1,239	$480	$1,547	$286	$143	$2,430

(1)	Purchase obligations include expenditures to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, manufacturing arrangements, storage, distribution and union wage agreements); capital expenditures; marketing services; information technology services; maintenance and other professional services where, as of the end of the quarter, the corporation has agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and the approximate delivery date. Future cash expenditures will vary from the amounts shown in the table above. The corporation enters into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. Additionally, certain costs of the corporation are not included in the table since at the end of the period an obligation did not exist. An example of these include situations where purchasing decisions for these future periods have not been made. Ultimately, the corporation’s decisions and cash expenditures to purchase these various items will be based upon the corporation’s sales of products, which are driven by consumer demand. The corporation’s obligations for accounts payable and accrued liabilities recorded on the balance sheet are also excluded from the table.

(2)	Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives and the remaining projected 2005 pension contribution of $111 million. The corporation has employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining projected 2005 pension contribution of $111 million, noted previously, pension and postretirement obligations have been excluded from the table. A discussion of the corporation’s pension and postretirement plans, including funding matters, is included in Notes 18 and 19 to the fiscal year 2004 Consolidated Financial Statements which have been filed with the Securities and Exchange Commission as part of Form 10-K. The corporation’s obligations for employee health and property and casualty losses are also excluded from the table.

(3)	Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. Substantially all of these amounts relate to leases operated by Coach, Inc. At October 2, 2004, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.

(4)	Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes.

Sale of Accounts Receivable

The corporation has an agreement under which several of its operating units sell trade accounts receivable to a limited purpose subsidiary of the corporation. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financial institutions, which in turn purchase and receive ownership and security interests in those receivables. The amount of receivables sold under the program was $125 million, $150 million, $250 million, and $250 million at the end of the first quarter of fiscal 2005, the end of fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The proceeds from the receivable sales were used to reduce borrowings. As collections reduce accounts receivable included in the pool, the operating units sell new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables and has recorded a reserve for the fair value of the potential future loss of $4 million. The proceeds from the sale of the receivables are equal to the face amount of the receivables less a discount. The discount is a floating-rate that approximates short-term borrowing rates for investment grade entities. The discount is included in SG&A expenses, and represented 2.0%, 1.5%, 1.9% and 2.7% of the weighted average balance of the receivables outstanding during the first three months of fiscal 2005, fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The amount of receivables sold under this program can be increased; however, if the corporation’s short-term corporate credit rating falls below investment grade, additional receivable sales could not be made under this agreement.

Pension Plans

As indicated in the Pension footnote to the Consolidated Financial Statements which have been included in the corporation’s annual report on Form 10-K, the projected benefit obligation of the defined benefit plans exceeded plan assets by $1,537 million at the end of fiscal 2004 as compared to $1,572 million at the end of fiscal 2003 and $556 million at the end of 2002. In the first three months of fiscal 2005, the corporation contributed $125 million to these defined benefit pension plans and the corporation anticipates that an additional $111 million of cash contributions will be made over the last 9 months of the fiscal year. The Significant Accounting Policies section and Note 18 - Defined Benefit Pension Plans to the Consolidated Financial Statements, which are incorporated in the corporation’s annual report on Form 10-K, provides a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the Sale of Accounts Receivable which is described above, the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $38 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

Forward-looking Information

This document contains certain forward-looking statements including the anticipated costs and benefits of restructuring actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are the following: (i) impacts on reported earnings from fluctuations in foreign currency exchange rates – particularly the euro – given Sara Lee’s significant concentration of business in western Europe; (ii) significant competitive activity, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iii) a significant change in Sara Lee’s business with any of its major customers, such as Wal-Mart, the corporation’s largest customer, including changes in the level of inventory these customers decide is necessary to service their customers; (iv) the impact of volatility in the equity markets and interest rates on the funded status and annual expense of the corporation’s defined benefit pension plans and the impact of such changes on consumer spending; (v) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers; (vi) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows; (vii) Sara Lee’s ability to realize the estimated savings and productivity improvements associated with prior restructuring and cost reduction initiatives; (viii) fluctuations in the cost and availability of various raw materials; (ix) Sara Lee’s ability to increase prices in response to raw material and other cost increases and the impact of such price increases on profitability; (x) the impact of various food safety issues on the consumption of meat products in the United States and parts of Europe and the profitability of the corporation’s meat business; (xi) credit and other business risks associated with customers operating in a highly competitive retail environment; (xii) the corporation’s credit rating issued by the three major credit rating agencies and the impact these ratings have on the corporation’s cost to borrow funds; (xiii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (xiv) the settlement of a number of ongoing reviews of the corporation’s income tax filing positions in the United States and other jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business; and (xv) the continued legality of tobacco products in the Netherlands, Germany and Belgium. In addition, the corporation’s results may also be affected by general factors such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the corporation competes. We have provided additional information in our Form 10-K for 2004, which readers are encouraged to review, concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended October 2, 2004 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the first quarter of fiscal 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 4, 2004 to August 7, 2004	898,000	$21.09	898,000	33,714,858
August 8, 2004 to September 4, 2004	10,106,650	$21.73	10,106,650	23,608,208
September 5, 2004 to October 2, 2004	—	—	—	23,608,208
Total	11,004,650	$21.68	11,004,650	23,608,208

(1)	– The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. On January 30, 2003, the Board of Directors increased the number of shares authorized under this program by an additional 50 million shares. At October 2, 2004, 23.6 million shares remain under this program.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Corporation’s 2004 Annual Meeting of Stockholders was held on October 28, 2004 in Denver, Colorado (“Annual Meeting”).

(b)	(i) A total of 680,032,153 shares of the Corporation’s common stock (86.6% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting, in person or by proxy. The stockholders of the Corporation were requested to elect 13 directors, and all nominees were elected as indicated by the following voting tabulation:

Name of Nominee	For	Withheld
Brenda C. Barnes	661,616,436	18,415,332
J.T. Battenberg III	546,738,413	133,293,356
Charles W. Coker	540,105,412	139,926,356
James S. Crown	547,111,266	132,920,503
Willie D. Davis	537,761,512	142,270,256
Vernon E. Jordan, Jr.	533,959,166	146,072,602
Laurette T. Koellner	546,898,975	133,132,794
Cornelis J.A. van Lede	544,450,872	135,580,896
Joan D. Manley	539,767,537	140,264,231
C. Steven McMillan	535,026,196	145,005,572
Sir Ian Prosser	667,335,656	12,696,113
Rozanne L. Ridgway	534,902,144	145,129,624
Richard L. Thomas	542,691,853	137,339,915

(c)	(i)	The stockholders were requested to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent auditors for fiscal year 2005. The stockholders approved this proposal, with 667,394,176 votes being cast for the proposal, 8,023,593 votes being cast against the proposal, and 4,614,384 votes abstaining.

	(ii)	The stockholders were requested to vote on a stockholder proposal requesting the Board of Directors to generate and include in the proxy statement for each annual meeting a report regarding charitable contributions made by the Corporation. The stockholders defeated this proposal, with 39,497,519 votes being cast for the proposal, 466,003,272 votes being cast against the proposal, and 55,427,568 votes abstaining.

ITEM 6 - EXHIBITS

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

10.1	Executive Management Long-Term Incentive Program for Fiscal Years 2005-2007

10.2	Form of Grant Notice under Executive Management Long-Term Incentive Program

10.3	Long-Term Restricted Stock Unit Grant program for Fiscal Years 2005-2007

10.4	Form of Grant Notice under Long-Term Restricted Stock Unit Grant program

10.5	Terms of Performance Stock Unit Grant to C. Steven McMillan

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION

(Registrant)

By:	/s/ WAYNE R. SZYPULSKI
Wayne R. Szypulski
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: November 5, 2004