Form 10-Q
period 2005-01-01
LEE SARA CORP
filed 2005-01-31
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On January 1, 2005, the Registrant had 789,329,214 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

EXHIBIT 10.1	–	Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement

EXHIBIT 10.2	–	Annual Incentive Plan Program for Fiscal Year 2005

EXHIBIT 12.1	–	Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	–	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	–	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	–	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	–	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

The Consolidated Financial Statements for the thirteen and twenty-six weeks ended January 1, 2005 and December 27, 2003 and the balance sheet as of January 1, 2005 included herein have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 1, 2005 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of July 3, 2004 and the Consolidated Statement of Common Stockholders’ Equity for the period June 28, 2003 to July 3, 2004 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the fiscal year ended July 3, 2004. The results of operations for the thirteen and twenty-six weeks ended January 1, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation’s Form 10-K for the year ended July 3, 2004 and other financial information filed with the Securities and Exchange Commission.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at January 1, 2005 and July 3, 2004

(In millions)

	(Unaudited)
	January 1, 2005	July 3, 2004
ASSETS
Cash and equivalents	$883	$638
Trade accounts receivable, less allowances	2,095	1,882
Inventories:
Finished goods	1,936	1,921
Work in process	376	397
Materials and supplies	479	461

	2,791	2,779
Other current assets	354	400
Net assets held for sale	15	—

Total current assets	6,138	5,699

Other non-current assets	185	153
Deferred tax asset	363	275
Property, net	3,272	3,271
Trademarks and other identifiable intangibles, net	2,026	2,024
Goodwill	3,504	3,414

	$15,488	$14,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$136	$54
Accounts payable	1,432	1,325
Accrued liabilities	3,133	2,927
Current maturities of long-term debt	211	1,070

Total current liabilities	4,912	5,376

Long-term debt	4,487	4,171
Pension obligation	871	871
Other liabilities	1,531	1,395
Minority interests in subsidiaries	77	75
Common stockholders’ equity	3,610	2,948

	$15,488	$14,836

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen and Twenty-Six Weeks Ended January 1, 2005 and December 27, 2003

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003
Net sales	$5,199	$5,017	$10,060	$9,683

Cost of sales	3,287	3,070	6,356	5,938
Selling, general and administrative expenses	1,495	1,523	2,929	2,988
(Income from) charges for exit activities and business dispositions	(10)	1	(16)	5
Contingent sale gain	—	—	(117)	—
Interest expense	70	62	138	132
Interest income	(24)	(19)	(52)	(40)

	4,818	4,637	9,238	9,023

Income before income taxes	381	380	822	660
Income taxes	55	68	144	118

Net income	$326	$312	$678	$542

Net income per common share
Basic	$0.41	$0.39	$0.86	$0.69

Diluted	$0.41	$0.39	$0.85	$0.68

Average shares outstanding
Basic	788	792	790	785

Diluted	795	799	796	802

Cash dividends per common share	$0.1975	$0.1875	$0.3850	$0.3750

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period June 28, 2003 to January 1, 2005

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at June 28, 2003	$2,052	$8	$1	$3,787	$(10)	$(1,734)
Net income	542	—	—	542	—	—	$542
Translation adjustments, net of tax	210	—	—	—	—	210	210
Net unrealized loss on qualifying cash flow hedges, net of tax	(15)	—	—	—	—	(15)	(15)

Comprehensive income							$737

Cash dividends - Common ($0.375 per share)	(297)	—	—	(297)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	38	—	38	—	—	—
Restricted stock	15	—	15	—	—	—
Reacquired shares - repurchases	(275)	—	(270)	(5)	—	—
Conversion of ESOP preferred to common	28	—	210	—	(182)	—
ESOP contributions and other	23	—	10	—	13	—

Balances at December 27, 2003	2,321	8	4	4,027	(179)	(1,539)
Net income	730	—	—	730	—	—	$730
Translation adjustments, net of tax	(75)	—	—	—	—	(75)	(75)
Minimum pension liability, net of tax	202	—	—	—	—	202	202
Net unrealized gain on qualifying cash flow hedges, net of tax	18	—	—	—	—	18	18

Comprehensive income							$875

Cash dividends - Common ($0.375 per share)	(297)	—	—	(297)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	110	—	110	—	—	—
Restricted stock	(2)	—	(2)	—	—	—
Tax benefit related to stock-based compensation	4	—	4	—	—	—
Reacquired shares - repurchases	(75)	—	(51)	(24)	—	—
ESOP contributions and other	12	—	2	1	9	—

Balances at July 3, 2004	2,948	8	67	4,437	(170)	(1,394)

Net income	678	—	—	678	—	—	$678
Translation adjustments, net of tax	468	—	—	—	—	468	468
Net unrealized loss on qualifying cash flow hedges, net of tax	(62)	—	—	—	—	(62)	(62)

Comprehensive income							$1,084

Cash dividends-common ($0.385 per share)	(303)	—	—	(303)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	99	—	99	—	—	—
Restricted stock	12	—	12	—	—	—
Reacquired shares - repurchases	(238)	—	(100)	(138)	—	—
ESOP contribution and other	8	—	2	—	6	—

Balances at January 1, 2005	$3,610	$8	$80	$4,674	$(164)	$(988)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Twenty-Six Weeks Ended January 1, 2005 and December 27, 2003

(In millions)

Unaudited

	Twenty-six Weeks Ended
	January 1, 2005	December 27, 2003
OPERATING ACTIVITIES -
Net income	$678	$542
Less: Cash received from contingent sale proceeds	(117)	—
Adjustments for non-cash charges included in net income:
Depreciation	285	265
Amortization of intangibles	95	78
(Income from) charges for exit activities and business dispositions	(12)	3
(Decrease) increase in deferred income taxes	(31)	60
Other	(17)	80
Changes in current assets and liabilities, net of businesses acquired and sold	(78)	(12)

Net cash from operating activities	803	1,016

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(201)	(218)
Dispositions of businesses and investments	23	114
Contingent sale proceeds	117	—
Sales of assets	54	24

Net cash used in investment activities	(7)	(80)

FINANCING ACTIVITIES -
Issuances of common stock	99	38
Purchases of common stock	(239)	(275)
Borrowings of long-term debt	336	2
Repayments of long-term debt	(945)	(940)
Short-term borrowings (repayments), net	74	53
Payments of dividends	(152)	(297)

Net cash used in financing activities	(827)	(1,419)

Effect of changes in foreign exchange rates on cash	276	132

Increase (decrease) in cash and equivalents	245	(351)

Cash and equivalents at beginning of year	638	942

Cash and equivalents at end of quarter	$883	$591

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(78)	$(114)
Decrease in inventories	108	41
Decrease in other current assets	16	2
(Decrease) in accounts payable	(141)	(81)
Increase in accrued liabilities	17	140

Changes in current assets and liabilities, net of businesses acquired and sold	$(78)	$(12)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the thirteen and twenty-six week periods ended January 1, 2005, options to purchase 16.4 million and 19.7 million shares of the corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods. For the thirteen and twenty-six week periods ended December 27, 2003, options to purchase 51.9 million and 52.2 million shares of the corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The following is a reconciliation of net income to net income per share – basic and diluted for the thirteen and twenty-six weeks ended January 1, 2005 and December 27, 2003:

Computation of Net Income per Common Share

(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003
Net income	$326	$312	$678	$542

Average shares outstanding – basic	788	792	790	785
Dilutive effect of stock option and award plans	7	7	6	7
Dilutive effect of ESOP plan	—	—	—	10

Average shares outstanding – diluted	795	799	796	802

Net Income Per Common Share – Basic	$0.41	$0.39	$0.86	$0.69

Net Income Per Common Share - Diluted	$0.41	$0.39	$0.85	$0.68

2. Stock-Based Compensation

Employee stock options are accounted for under the provisions of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at grant over the amount an employee must pay to acquire the stock. The corporation provides below the pro forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied as required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The pro forma impact of utilizing the fair value method to account for stock-based employee compensation, on an annual basis, is presented in the corporation’s annual report to stockholders.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Reported net income	$326	$312	$678	$542

Plus – Stock-based employee compensation included in reported net income, net of related tax effects	8	5	16	9

Less - Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(13)	(11)	(25)	(23)

Pro forma net income	$321	$306	$669	$528

Earnings per share:

Basic – as reported	$0.41	$0.39	$0.86	$0.69

Basic – pro forma	$0.41	$0.39	$0.85	$0.67

Diluted – as reported	$0.41	$0.39	$0.85	$0.68

Diluted – pro forma	$0.40	$0.38	$0.84	$0.66

3. Exit Activities and Business Dispositions

The reported results for the second quarter and first six months of fiscal years 2005 and 2004 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts that differ from prior estimates. The (income) expense recognized in the various captions of the Consolidated Statements of Income are set out in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In millions)	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003
Cost of sales:
Curtailment gain from Bakery workforce reduction	$(10)	$—	$(26)	$—
Accelerated depreciation related to facility closures in:
Sara Lee Bakery segment	3	1	11	2
Household Products segment	3	—	6

Selling, general and administrative expenses	1	—	8	1

(Income from) charges for:
Exit activities	(1)	1	(4)	14
Business dispositions	(9)	—	(12)	(9)

(Increase) decrease in pretax income	(13)	2	(17)	8

Income taxes	5	(1)	7	(2)

(Increase) decrease in net income	$(8)	$1	$(10)	$6

(Increase) decrease in diluted EPS	$(0.01)	$—	$(0.01)	$—

These actions (increased) decreased the reported results of the business segments, corporate unallocated expense and amortization expense as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In millions)	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003
Sara Lee Meats	$(5)	$—	$(5)	$(5)
Sara Lee Bakery	(8)	(2)	(16)	2
Beverage	—	—	—	—
Household Products	(11)	—	(8)	2
Branded Apparel	(2)	—	(8)	4

(Increase) decrease in business segment income	(26)	(2)	(37)	3

Increase in unallocated corporate expense	12	4	12	4

Increase in amortization expense	1	—	8	1

(Increase) decrease in pretax income	$(13)	$2	$(17)	$8

The following provides a more detailed description of the exit activities and business disposition actions recognized in the second quarter and first six months of fiscal years 2005 and 2004.

Fiscal 2005

Amounts Recognized in Cost of Sales

•	As a result of the termination of certain Bakery employees in the first half of fiscal 2005, the postretirement medical benefit plan in which these employees participated recognized curtailment gains in the second quarter and first six months of fiscal 2005 of $10 million and $26 million, respectively.

•	Decisions to dispose of five manufacturing facilities and certain manufacturing equipment related to the Sara Lee Bakery and Household Products operations resulted in increased levels of depreciation on those assets. When these facilities are closed and available for sale, their carrying value will be the estimated realizable value. The increased depreciation in the second quarter and first six months of fiscal 2005 was $6 million and $17 million, respectively.

Amounts Recognized in Selling, General and Administrative Expenses

•	During the first quarter of fiscal 2005, management made a decision to exit certain regional bakery trademarks and customer relationships. A substantial portion of these actions were completed in the first quarter, with the remainder of the intangibles expected to be exited by the close of the third quarter. The accelerated amortization recognized as a result of these actions in the second quarter and first six months of fiscal 2005 was $1 million and $8 million, respectively.

Amounts Recognized in Exit Activities and Business Dispositions

•	During fiscal 2005, the corporation completed certain exit activities for amounts which were less than previously anticipated. The completion of these actions resulted in the recognition of income in the second quarter and first six months of fiscal 2005 of $1 million and $4 million, respectively.

•	During the second quarter of fiscal 2005, the corporation recognized a $21 million gain from the sale of inventory and trademarks related to certain product lines and certain previously completed business dispositions. $14 million of the gain related to the disposal of an ethnic skin care products line primarily sold in the U.S., $4 million was recognized as a result of the disposal of a line of meat products sold in the southern portion of the U.S., and $3 million was related to certain previously completed business dispositions. In addition, the corporation recognized $12 million of professional service fees resulting from a strategic evaluation of certain businesses during the quarter.

Fiscal 2004

Amounts Recognized in Cost of Sales

•	Decisions to dispose of certain manufacturing equipment related to Sara Lee Bakery resulted in increased levels of depreciation on those assets. When this equipment ceased being used and was available for sale, its carrying value was the estimated realizable value. The increased depreciation in the second quarter and first six months of fiscal 2004 was $1 million and $2 million, respectively.

Amounts Recognized in Selling, General and Administrative Expenses

•	Decisions to abandon certain trademarks obtained with the Earthgrains acquisition resulted in increased levels of amortization on those assets. The majority of these actions were completed during the first quarter of fiscal 2004, with the trademarks completely abandoned by the end of the third quarter. The increased amortization recognized during the first six months of fiscal 2004 was $1 million.

Amounts Recognized in Exit Activities and Business Dispositions

•	During the first six months of fiscal 2004, management made a decision to terminate a number of employees and provide them with severance benefits in accordance with existing benefit plans or local employment laws. The costs recognized as a result of these actions in the second quarter and first six months of fiscal 2004 was $7 million and $14 million, respectively.

•	Decisions to dispose of certain manufacturing equipment were made during the first quarter of fiscal 2004. This equipment was classified as held for sale and its planned disposal resulted in a charge of $6 million during the first six months of fiscal 2004.

•	During the second quarter of fiscal 2004, the corporation completed certain exit activities for amounts that were less than previously anticipated. The completion of these actions resulted in the recognition of income in both the second quarter and first six months of fiscal 2004 of $6 million.

•	During the first quarter of fiscal 2004, the corporation recognized a net $9 million credit on the disposal of certain businesses. The most significant of these was a $13 million gain on the disposal of a minority ownership position in a Meats business. Offsetting this gain was a net $4 million charge, primarily related to the disposal of a component of a European Branded Apparel business. This net credit is recognized in the results of the first six months of fiscal 2004.

Status of Restructuring Reserves

Over the past several years, the corporation has initiated and executed a number of restructuring programs. The charges and credits recognized in the second quarter and first six months of 2005 and 2004 related to these programs are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In millions)	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003
Exit and disposal programs:
Fiscal 2005 restructuring actions	$(3)	$—	$(1)	$—
Fiscal 2004 restructuring actions	—	8	—	23
Fiscal 2003 Bakery and Beverage Restructuring	—	(1)	—	(1)
Business Reshaping	—	(5)	—	(5)
Other restructuring actions	(1)	—	(4)	—

Total exit costs (income)	(4)	2	(5)	17

Business dispositions	(9)	—	(12)	(9)

Total costs (income) from exit activities and business dispositions	$(13)	$2	$(17)	$8

Fiscal 2004 Restructuring Actions

During fiscal 2004, the corporation approved a series of actions to exit certain defined business activities and lower its cost structure. The net impact of these actions was to reduce income before income taxes by $82 million and decrease the operating results of the corporation’s business segments as follows: Sara Lee Meats – $11 million; Sara Lee Bakery – $26 million; Beverage – $6 million; Household Products – $1 million; Branded Apparel – $34 million; and the corporate headquarters – $4 million. The components of the net charge are as follows:

•	$70 million of the net charge was for the cost associated with terminating 6,222 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. The specific location of these employees is summarized in a table contained in this note. As of the end of the second quarter of fiscal 2005, 5,707 of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Condensed Consolidated Balance Sheet was $28 million.

•	$11 million of the net charge was related to the cost to dispose of certain manufacturing equipment. As of the end of the second quarter of fiscal 2005, the corporation is in the process of completing the disposition of these assets, and any remaining assets have a current net book value of zero. The estimated realizable value of these assets was based upon management’s estimates.

•	$1 million of the net charge was related to the decision to abandon certain trademarks obtained with the Earthgrains acquisition. By the end of fiscal 2004, these trademarks had been abandoned and their net book value was zero.

The following table summarizes the employee terminations by location and business segment:

Number of employees	Sara Lee Meats	Sara Lee Bakery	Beverage	Household Products	Branded Apparel	Corporate	Total
United States	44	1,073	37	—	624	48	1,826
Canada	—	—	—	12	—	—	12
Puerto Rico, Mexico and Latin America	—	—	155	—	3,919	—	4,074
Europe	58	31	19	1	201	—	310

	102	1,104	211	13	4,744	48	6,222

As of January 1, 2005
Actions Completed	82	1,062	211	13	4,291	48	5,707
Actions Remaining	20	42	—	—	453	—	515

	102	1,104	211	13	4,744	48	6,222

Fiscal 2003 Bakery and Beverage Restructuring Actions

During fiscal 2003, the corporation’s management approved actions to reduce the cost structure of the Bakery and Beverage businesses. All actions approved under this plan were completed by the end of fiscal 2004. As of the end of the second quarter of fiscal 2005, the severance and lease obligations related to these actions remaining in accrued liabilities on the Condensed Consolidated Balance Sheet was $1 million.

Business Reshaping

The following table summarizes the charges taken for approved exit activities under the Business Reshaping program and the related status as of January 1, 2005. All actions included in this program have been completed. The accrued amounts remaining as of the end of the second quarter of fiscal 2005 represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Cumulative Exit Costs Recognized	Actual Loss on Asset Disposal	Cash Payments	Accrued Exit Costs as of Jan. 1, 2005
Employee termination and other benefits	$196	$—	$(186)	$10
Other exit costs – includes noncancelable lease and other contractual obligations	54	—	(49)	5
Losses on disposals of property and equipment and other related costs	54	(54)	—	—
Losses on disposal of inventories	19	(19)	—	—
Moving and other related costs	10	—	(10)	—

Total exit costs	$333	$(73)	$(245)	$15

The completion of the remainder of the Business Reshaping program is expected to require the use of $15 million in cash, which will be funded from operations.

4. Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A complete description of the corporation’s hedging programs and instruments is included in the corporation’s annual report on Form 10-K which is filed with the Securities and Exchange Commission. As of July 3, 2004, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $14 million. During the six months ended January 1, 2005, $128 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $66 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at January 1, 2005 of an accumulated loss of $76 million. At January 1, 2005, the maximum maturity date of any cash flow hedge was approximately 1.25 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $86 million, at the time the underlying hedged transaction is realized.

During the first six months of fiscal 2005, the corporation recognized an expense of $7 million for hedge ineffectiveness related to cash flow hedges which is recorded in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income. Other disclosures related to gains and losses excluded from the assessment of hedge effectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur, have been omitted due to the insignificance of these amounts. During the six months ended January 1, 2005, a net loss of $163 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

5. Segment Information

The following is a summary of sales and operating segment income by business segment for the thirteen and twenty-six weeks ended January 1, 2005 and December 27, 2003.

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Sara Lee Meats	$1,119	$1,083	$85	$115
Sara Lee Bakery	848	871	65	55
Beverage	888	821	115	123
Household Products	616	604	102	103
Branded Apparel	1,729	1,639	149	132

Total business segments	5,200	5,018	516	528
Intersegment sales	(1)	(1)	—	—

Total net sales and operating segment income	5,199	5,017	516	528
Amortization of intangibles	—	—	(28)	(25)
General corporate expenses	—	—	(61)	(80)

Total net sales and operating income	5,199	5,017	427	423
Net interest expense	—	—	(46)	(43)

Net sales and income before income taxes	$5,199	$5,017	$381	$380

	Twenty-six Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Sara Lee Meats	$2,159	$2,078	$147	$216
Sara Lee Bakery	1,691	1,707	129	95
Beverage	1,642	1,513	221	221
Household Products	1,183	1,144	178	170
Branded Apparel	3,388	3,243	289	259

Total business segments	10,063	9,685	964	961
Intersegment sales	(3)	(2)	—	—

Total net sales and operating segment income	10,060	9,683	964	961

Amortization of intangibles	—	—	(62)	(50)
General corporate expenses	—	—	(111)	(159)
Contingent sale proceeds	—	—	117	—

Total net sales and operating income	10,060	9,683	908	752
Net interest expense	—	—	(86)	(92)

Net sales and income before income taxes	$10,060	$9,683	$822	$660

6. Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost for second quarter and first six months of fiscal 2005 and 2004 are as follows:

	Thirteen Weeks Ended January 1, 2005		Thirteen Weeks Ended December 27, 2003
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$37	$4	$34	$4
Interest cost	70	7	59	7
Expected return on plan assets	(62)	—	(50)	—
Amortization of
Transition (asset) obligation	—	—	1	(1)
Prior service cost	1	(4)	1	(3)
Net actuarial loss	20	—	31	2

Net periodic benefit cost	$66	$7	$76	$9

Curtailment gain	$—	$10	$—	$—

	Twenty-six Weeks Ended January 1, 2005		Twenty-six Weeks Ended December 27, 2003
	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$73	$8	$67	$8
Interest cost	138	12	117	14
Expected return on plan assets	(123)	—	(99)	—
Amortization of
Transition (asset) obligation	—	(1)	2	(1)
Prior service cost	2	(8)	2	(5)
Net actuarial loss	41	1	61	3

Net periodic benefit cost	$131	$12	$150	$19

Curtailment gain	$—	$26	$—	$—

The primary factors causing the decline in the net periodic benefit cost of the corporation’s defined benefit pension plans were better than expected asset returns in fiscal 2004, offset in part by a lower long-term rate of return on plan assets, and the strengthening of foreign currencies versus the dollar. The net periodic benefit cost of the corporation’s postretirement medical and life insurance plans declined primarily as a result of benefit plan changes which eliminated coverage for certain active and retired participants over the age of 65 and increased the premiums required to obtain retiree medical coverage between the ages of 55 and 65. These changes primarily impacted employees in the Sara Lee Bakery segment and brought the benefits provided to these individuals in line with those provided to other employees of the corporation. In addition, the federal subsidy associated with the Medicare Prescription Drug Improvement and Modernization Act reduced the cost of providing postretirement medical coverage to all employees.

The curtailment gains recognized in fiscal 2005 were as a result of the termination of certain Bakery employees. The postretirement medical benefit plan in which these individuals participated had negative prior service cost from a previous plan amendment that was recognized upon termination of the employees.

The corporation expects to make cash contributions to its defined benefit pension plans of $229 million in fiscal 2005 as compared to $112 million in fiscal 2004. In the first six months of fiscal 2005, the corporation contributed $151 million to the defined benefit plans that it sponsors.

7. Deferred Income Taxes

During the second quarter of fiscal 2005, the government of the Netherlands enacted legislation that provides for a graduated reduction in the statutory tax rate of profits from 34.5% in calendar 2004 to 30% in calendar 2007. The impact of this change reduced the corporation’s deferred tax liability by $24 million and this benefit was recognized in the tax provision in the second quarter of fiscal year 2005. This tax rate reduction reduced the effective tax rate for the corporation during the second quarter of fiscal 2005 by 6.3%, which increased diluted earnings per share by $0.03.

8. Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. In July 2004, the contingencies associated with the fiscal 2005 annual payment passed and the corporation received a cash payment of 95 million euros. This was equivalent to $117 million based upon exchange rates on the date of receipt and this amount was recognized in the corporation’s earnings in the first quarter of fiscal 2005. This transaction increased diluted EPS within the first six months of 2005 by $0.15 per share.

9. Goodwill

Substantially all of the change in the goodwill balance between July 3, 2004 and January 1, 2005 is due to the impact of changes in foreign currency exchange rates.

10. Impairment Review

The corporation tests goodwill and intangible assets not subject to amortization for impairment during the second quarter of each fiscal year. As a result of the annual review, the corporation concluded that certain intangible assets with a value of $51 million had lives that were no longer indefinite. At the end of fiscal 2004, $1,595 million of the $2,024 million of total intangible assets were subject to amortization. After reclassifying these intangible assets to the finite lived category, the annual amortization of intangibles is expected to be approximately $180 million.

11. Subsequent Event

In January 2005, the corporation disposed of the trademarks, working capital and certain fixed assets related to a line of canned and shelf-stable meat and poultry products and received cash proceeds of $45 million. This transaction is expected to increase pretax income, net income and diluted earnings per share in the third quarter of fiscal 2005 by $30 million, $19 million and $0.02 per share, respectively. The annual sales of this product line are approximately $80 million. The net assets of these product lines are shown in the Condensed Consolidated Balance Sheet at January 1, 2005 in the line titled “Net assets held for sale”.

12. American Job Creations Act

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the corporation is not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. The corporation may repatriate some amount between $0 and $930 million, with the respective tax liability ranging between $0 and $70 million. The corporation expects to finalize our assessment after further guidance is published and the funds may be repatriated in either fiscal 2005 or 2006.

13. Issued But Not Yet Effective Accounting Standards

Share-Based Payments

Currently, the corporation recognizes employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation for substantially all of the corporation’s equity-based awards is measured on the date the shares are granted. Under APB No. 25, no compensation expense has been recognized for stock options, replacement stock options and shares purchased under the Employee Stock Purchase Plan. Compensation expense is however recognized for the cost of restricted share unit awards granted to employees under the provisions of APB No. 25.

In October 1995, the FASB issued Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123 allowed but did not require, the recognition of compensation cost for employee stock options based on the estimated fair value of those options. Statement No. 123 did however require companies to include certain disclosures about stock based compensation arrangements regardless of the method used to account for them. The pro forma amounts required to be disclosed by a company that continued to apply the accounting provisions of APB No. 25 reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method defined in Statement 123. For the fiscal year ended July 3, 2004, these disclosures indicated that diluted earnings per share would have been $0.03 lower under the provisions of Statement 123. In fiscal 2005, these disclosures are contained in note 2 of this document and indicate that diluted EPS would not have been different in the second quarter, but would have been $0.01 lower for the six months ended January 1, 2005.

In December 2004, the FASB Issued Statement of Financial Accounting Standards No. 123R (Statement 123R), “Share-Based Payments”, the provisions of which become effective for the corporation in fiscal 2006. This Statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The corporation is currently evaluating the provisions of Statement 123R and has not determined the impact of adopting this statement at this time.

Inventory Costs

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (Statement 151). The provisions of this statement become effective for the corporation in fiscal 2006. Statement 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. Statement 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The corporation’s existing policies with regard to inventory accounting are consistent with the provisions of Statement 151 and the adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

14. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Item II

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the second quarter and first six months of fiscal 2005 compared with the second quarter and first six months of fiscal 2004 and a discussion of the changes in financial condition and liquidity during the first six months of fiscal 2005. The following is an outline of the analyses included herein:

•	Overview

•	Second Quarter of Fiscal 2005

•	First Six Months of Fiscal 2005

•	Cash Flow

•	Consolidated Results – Second Quarter of Fiscal 2005 Compared with Second Quarter of Fiscal 2004

•	Operating Results by Business Segment – Second Quarter of Fiscal 2005 Compared with Second Quarter of Fiscal 2004

•	Consolidated Results – First Six Months of Fiscal 2005 Compared with First Six Months of Fiscal 2004

•	Operating Results by Business Segment – First Six Months of Fiscal 2005 Compared with First Six Months of Fiscal 2004

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Overview

Second Quarter of Fiscal 2005

Net sales in the second quarter of fiscal 2005 increased 3.6% as the sales in each business segment, except Sara Lee Bakery, increased versus the comparable period of the prior year. The increase in net sales was primarily attributable to the strengthening of foreign currencies versus the U.S. dollar that increased net sales by 3.6% during the quarter. Changes in the exchange rate of the European euro and the British pound were primarily responsible for this increase. Net sales also increased as a result of higher selling prices in Sara Lee Meats and higher unit volumes in Brand Apparel. There were no business acquisitions completed after the start of the first quarter of fiscal 2004; however, the corporation began consolidating the sales of a joint venture in the fourth quarter of fiscal 2004 as a result of the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The incremental sales recognized in the second quarter of fiscal 2005 from this action were $26 million and were essentially offset by the elimination of sales associated with the disposition of certain operations.

Operating income for the corporation increased by $4 million, or 0.6%, in the second quarter of fiscal 2005. Operating income was comprised of the following items:

•	The gross margin declined by $35 million as a 2.0% decline in the gross margin percentage more than offset the increase in the gross margin resulting from increased sales. The gross margin percentage declined in each business segment except the Sara Lee Bakery, primarily due to increased raw material costs in all segments, especially in Sara Lee Meats.

•	Selling, general and administrative (SG&A) expenses in the second quarter of fiscal 2005 were $28 million lower than in the comparable period of the prior year. This was primarily due to the benefits of ongoing restructuring efforts, lower employee benefit plan costs and lower corporate office expenses. Partially offsetting these reductions was a $3 million increase in intangible amortization costs. SG&A costs as a percentage of sales declined from 30.4% in the second quarter of fiscal 2004 to 28.8% in the second quarter of fiscal 2005. SG&A costs as a percentage of sales declined in the Sara Lee Bakery and Branded Apparel business segments and increased in the other segments.

•	Income from exit activities and business dispositions in the second quarter of fiscal 2005 was $10 million as compared to a $1 million charge in the comparable period of fiscal 2004. The income in fiscal 2005 resulted from $9 million of income from certain business dispositions that occurred during the quarter and $1 million of income from completing certain exit actions for amounts more favorable than originally anticipated. The expense in fiscal 2004 resulted from a $1 million charge for certain exit activities.

Income before income taxes in the second quarter of fiscal 2005 increased by $1 million as a result of the $4 million increase in operating income, partially offset by the $3 million increase in net interest expense. The increase in interest expense was due to higher average borrowing rates during the quarter.

Income tax expense in the second quarter of fiscal 2005 decreased by $13 million as the corporation’s effective tax rate decreased from 17.9% to 14.4%. This decline is the combination of a lower statutory tax rate that became effective in the Netherlands on January 1, 2005 and the country-by-country mix of earnings. The impact of the Netherlands rate reduction reduced the corporation’s deferred tax liability by $24 million and this benefit was recognized in the tax provision in the second quarter. This tax rate reduction reduced the effective tax rate for the corporation during the second quarter by 6.3%. The country-by-country mix of earnings and the impact of exit activities led to an approximate 2.8% increase in the effective tax rate.

Net income in the second quarter of fiscal 2005 increased by $14 million or 4.4% as a result of the above, while diluted earnings per share increased $0.02 or 5.1%.

First Six Months of Fiscal 2005

For the first six months of fiscal 2005, net sales increased $377 million, or 3.9%, to $10,060 million. Changes in foreign currency, particularly the European euro and British pound, increased net sales by $324 million, or 3.4%. The corporation recognized $50 million of sales in the first six months of fiscal 2005 from the consolidation of a joint venture in which the corporation has an ownership position, and the first six months of fiscal 2004 include net sales of $54 million from businesses that have been disposed of after the start of fiscal 2004. The difference between these amounts reduced net sales by $4 million, or 0.1%. The remaining net sales increase of $57 million, or 0.6%, resulted from increases in the Sara Lee Meats, Beverage and Branded Apparel segments as Sara Lee Meats and Beverage each increased selling prices and Branded Apparel increased unit volumes.

Operating income for the corporation increased by $156 million, or 20.6%, in the first six months of fiscal 2005 and was comprised of the following:

•	The most significant element of the increase was the receipt in the first six months of fiscal 2005 of $117 million of cash related to a contingency associated with the sale of a European tobacco business in fiscal 1999. Under the terms of the sale agreement, the corporation received this cash payment because tobacco continues to be a legal product in the countries in which the business operated. The corporation recognized the income associated with this contingency when the cash was received and the impact on diluted earnings per share was $0.15.

•	The gross margin declined by $41 million, as the gross margin percentage declined by 1.9%, primarily from higher raw material costs. The gross margin percentage declined in each of the corporation’s business segments except Sara Lee Bakery.

•	SG&A expenses in the first six months of fiscal 2005 declined $59 million, or 2.0%, from the comparable period of the prior year, primarily due to lower media advertising and promotion, lower benefit plan costs, lower corporate office expenses, favorable comparisons to the prior year for certain administrative costs and the disposition of certain businesses in fiscal 2004.

•	Income from exit activities and business dispositions was $16 million in the first six months of fiscal 2005, as compared to expense of $5 million in the first six months of fiscal 2004. The gain in the first six months of fiscal 2005 resulted from $12 million of income from certain business disposition actions and $4 million of income from completing certain exit actions for amounts more favorable than originally anticipated. The expense in fiscal 2004 resulted from a $14 million charge for certain exit activities that was partially offset by income of $9 million from certain business dispositions.

Income before income taxes in the first six months of fiscal 2005 increased by $162 million primarily due to the $156 million increase in operating income and a $6 million reduction in net interest expense.

The effective tax rate declined from 17.9% in the first six months of fiscal 2004 to 17.5% in the first six months of fiscal 2005 as the rate reduction from the tax rate change in the Netherlands was generally offset by taxes on certain exit activities and business dispositions and the country-by-country mix in earnings.

Net income in the first six months of fiscal 2005 increased by $136 million, or 25.1%, primarily as a result of the receipt of the contingent sale proceeds. Diluted earnings per share in the first six months of fiscal 2005 also increased 25.0%.

Cash Flow

The corporation’s cash flow from operations decreased from $1,016 million in the first six months of fiscal 2004 to $803 million in the first six months of fiscal 2005, a decline of 21.0%. This decline was primarily related to higher cash utilization for working capital purposes and funding of employee benefit obligations.

The corporation used cash on hand and borrowings of short- and long-term indebtedness to repay $945 million of long-term debt, repurchase $239 million of common stock and pay $152 million of dividends. The corporation issued $336 million of long-term debt and $74 million of short-term debt to help fund the debt repayment. Further information and details regarding the performance of the corporation and its business segments follows.

Consolidated Results – Second Quarter of Fiscal 2005 Compared with Second Quarter of Fiscal 2004

Operating results by business segment in the second quarter of fiscal 2005 compared with the second quarter of fiscal 2004 are as follows:

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Sara Lee Meats	$1,119	$1,083	$85	$115
Sara Lee Bakery	848	871	65	55
Beverage	888	821	115	123
Household Products	616	604	102	103
Branded Apparel	1,729	1,639	149	132

Total business segments	5,200	5,018	516	528
Intersegment sales	(1)	(1)	—	—

Total net sales and operating segment income	5,199	5,017	516	528

Amortization of intangibles	—	—	(28)	(25)
General corporate expenses	—	—	(61)	(80)

Total net sales and operating income	5,199	5,017	427	423
Net interest expense	—	—	(46)	(43)

Net sales and income before income taxes	$5,199	$5,017	$381	$380

The following table summarizes net sales and operating income performance for the second quarter of fiscal 2005 and 2004 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance - (In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Net sales	$5,199	$5,017	$182	3.6%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(179)	$179
Acquisitions / dispositions	26	31	(5)

Total	$26	$(148)	$174

Operating income	$427	$423	$4	0.6%

Increase / (Decrease) in operating income from
Changes in foreign currency exchange rates	$—	$(20)	$20
Exit activities and business dispositions	10	(1)	11
Curtailment gain	10	—	10
Accelerated depreciation on facilities sold	(6)	(1)	(5)
Accelerated amortization of intangibles	(1)	—	(1)
Acquisitions/dispositions	3	—	3

Total	$16	$(22)	$38

Net Sales

Consolidated net sales increased $182 million, or 3.6%, in the second quarter of fiscal 2005 over the second quarter of fiscal 2004, to $5,199 million. The strengthening of foreign currencies, particularly the euro, increased reported net sales by 3.6%, or $179 million. Net sales in the second quarter of fiscal 2005 include sales of $26 million from a joint venture that the corporation started to consolidate upon the adoption of Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” in the fourth quarter of fiscal 2004. The impact of these sales is included in the table above in the line labeled “Acquisitions / dispositions.” Net sales in the second quarter of fiscal 2004 include $31 million from businesses disposed of after the start of fiscal 2004. The net impact of acquisitions and dispositions between the second quarters of fiscal 2005 and 2004 reduced net sales by $5 million, or 0.2%. The remaining net sales increase of $8 million, or 0.2%, resulted from increases in net sales in the Sara Lee Meats, Beverage and Branded Apparel business segments. The Sara Lee Meats and Beverage segments increased selling prices during the quarter to pass along higher raw material costs which had a negative impact on unit volumes, but increased net sales. The Branded Apparel business increased net sales as a result of higher unit volumes on the strength of higher legwear and knit products shipments. Net sales in the Household Products segment decreased primarily due to lower unit volumes of air care products and lower average selling prices. The Sara Lee Bakery Group experienced lower net sales under a continuing program to reduce sales of low margin institutional and private label fresh breads, plus the impact lower frozen bakery shipments during the quarter.

Unit Volumes

Unit volumes in the Sara Lee Meats segment declined 5% in the second quarter with reductions in the U.S. and Mexico, as higher commodity costs led to higher customer selling prices that negatively impacted unit volume. Unit volumes were unchanged in Europe. In a planned effort to reduce sales of low margin U.S. fresh bread, Sara Lee Bakery exited certain unprofitable non-core bakery business. These exits, plus lower shipments of frozen baked goods, reduced the Sara Lee Bakery segment unit volumes by 8% in the second quarter of fiscal 2005. In the Beverage segment in the second quarter, unit volumes declined by 2% from continued weakness in the U.S. and European coffee markets. The unit volumes for the four core categories of the Household Products segment increased 1% in the second quarter due to higher shipments of shoe care products due to improved performance outside the U.S., higher shipments in body care due to new products and relaunches during the quarter, and higher shipments of insecticide products as a result of higher sales of lower priced products in Europe and Asia. In the second quarter, unit volumes increased in the Branded Apparel segment based upon strong shipments in the knit products and legwear categories that were offset due to softness in unit volumes for intimates in Europe.

Gross Margin Percent

The gross margin percentage declined from 38.8% in the second quarter of fiscal 2004 to 36.8% in the second quarter of 2005. The gross margin percent of the Sara Lee Meats and Branded Apparel segments each declined by 3 points during the quarter, while the Beverage and Household Products segments declined by less than 2 points. The Sara Lee Bakery segment increased by ½ point. The gross margin percentages in the Sara Lee Meats and Beverage operations reflect the impact of higher raw material costs that the corporation was not able to pass along to customers through higher selling prices. These cost increases exceeded cost reductions resulting from ongoing restructuring efforts and lower benefit plan costs. The Branded Apparel operations reflect continued higher raw material costs, expenditures associated with new product rollouts and continued competitive product pricing. The lower gross margin percentage in the Household Products segment is primarily due to lower net selling prices due to competitive market conditions. The improved gross margin percentage in the bakery business is primarily due to improvements in the mix of products sold and the benefits resulting from ongoing restructuring efforts and lower benefit plan costs.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Selling, general and administrative expenses:

SG&A expenses in the business segment results	$1,406	$1,418	$(12)	(0.9)%
Amortization of identifiable intangibles	28	25	3	13.4
General corporate expenses	61	80	(19)	(23.0)

Total SG&A expenses	$1,495	$1,523	$(28)	(1.8)%

Total selling, general and administrative (“SG&A”) expenses decreased $28 million, or 1.8%, in the second quarter of fiscal 2005 over the comparable prior year quarter. Changes in foreign currency exchange rates, primarily in the euro, increased SG&A expenses by $68 million, or 4.2%. Therefore, the remaining decrease in SG&A expenses was $96 million, or 6.0%. Measured as a percent of sales, SG&A expenses declined from 30.4% in the second quarter of fiscal 2004 to 28.8% in the second quarter of fiscal 2005 as SG&A expenses as a percentage of sales declined in Sara Lee Bakery and Branded Apparel, and increased in Sara Lee Meats, Beverage and Household Products. SG&A expenses reported in the business segment results declined by 0.9%, as each of the segments has experienced lower benefit plan costs, plus benefits of prior restructuring actions. Amortization of intangibles increased by $3 million, or 13.4%, primarily from a $1 million charge in the Sara Lee Bakery segment to accelerate the amortization of certain intangibles that are to be abandoned, the impact of changes in foreign currency and the reclassification of certain trademarks to the finite lived category. General corporate expenses, which are not allocated to the individual business segments, declined by $19 million, or 23.0%, primarily due to a decline in benefit plan costs and certain corporate office and administrative costs.

(Income from) Charges for Exit Activities and Business Dispositions

The reported results for the second quarter of fiscal 2005 and 2004 reflect amounts recognized for exit and business disposition actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Thirteen Weeks Ended
(In millions)	Jan. 1, 2005	Dec. 27, 2003
Cost of sales
Curtailment gain from Sara Lee Bakery workforce reduction	$(10)	$—
Accelerated depreciation related to facility closures in Sara Lee Bakery segment	3	1
Household Products segment	3	—

Selling, general and administrative expenses	1	—

(Income from) charges for
Exit activities	(1)	1
Business dispositions	(9)	—

Impact on income before income taxes	(13)	2

Income taxes	5	(1)

Impact on net income	$(8)	$1

The following is a summary of the actions that impacted the second quarter of fiscal 2005. The amount recognized on the line titled “Cost of sales”, as noted in the table above, consists of a $10 million curtailment gain from the closure of certain Sara Lee Bakery plants which was partially offset by a $6 million charge for accelerated depreciation on certain facilities to be sold in the Sara Lee Bakery and the Household Products segments. SG&A expenses include a $1 million charge for accelerated amortization for the cost to abandon and exit certain Sara Lee Bakery intangible assets. The line titled “(Income from) charges for exit activities and business dispositions” includes income of $10 million which consists of the following components: $1 million of income from completing certain previously announced exit activities for amounts more favorable than originally estimated; and a $9 million net gain from business dispositions. The $9 million net gain consists of the following: an $18 million gain relates to the disposition of trademarks and inventory related to a non-core skin care products line and certain non-core regional meat brands, and a $3 million gain relating to amounts received from prior business dispositions. Offsetting these amounts is a $12 million charge that relates to the cost to evaluate the disposition of certain other businesses. The net impact of these actions was to increase pretax income and net income by $13 million and $8 million, respectively, and increased diluted earnings per share by $0.01.

The total charge recognized in fiscal 2004 consists of the following components. Included on the line titled “Cost of sales” is a $1 million charge for accelerated depreciation expense related to assets to be disposed. Included on the line titled “(Income from) charges for exit activities and business dispositions” is a $7 million charge associated with terminating a number of employees. This amount was partially offset by income of $6 million recognized upon management exiting certain leased facilities for amounts more favorable than originally estimated. These charges did not impact diluted earnings per share during the period.

The costs (income) of the above actions on the corporation’s business segments and amortization expense are summarized as follows:

	Thirteen Weeks Ended
(In millions)	January 1, 2005	December 27, 2003
Sara Lee Meats	$(5)	$—
Sara Lee Bakery	(8)	(2)
Beverage	—	—
Household Products	(11)	—
Branded Apparel	(2)	—

Impact on the business segments	(26)	(2)

Corporate office	12	4
Accelerated amortization of intangibles	1	—

Impact on income before income taxes	$(13)	$2

These actions are more fully explained in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of the exit activities taken since the beginning of fiscal 2004, the corporation’s cost structure was reduced and efficiency improved. The total annual savings expected to be generated from restructuring efforts is $61 million in fiscal 2005, of which $13 million was realized in the second quarter of fiscal 2005.

Net Interest Expense

Net interest expense increased by $3 million in the second quarter of fiscal 2005, to $46 million primarily as a result of higher average interest rates.

Income Tax Expense

The effective tax rate decreased from 17.9% in the second quarter of fiscal 2004 to 14.4% in the second quarter of fiscal 2005 primarily due to the following factors. During the second quarter of fiscal 2005, the government of the Netherlands passed legislation that will reduce the statutory tax rate on profits from 34.5% to 30.0% by calendar 2007. The rate reduction that went into effect on January 1, 2005 was a reduction to 31.5%. The impact of this change reduced the corporation’s deferred tax liability by $24 million and this benefit was recognized in the tax provision in the second quarter. This tax rate reduction reduced the effective tax rate for the corporation during the quarter by 6.3%. The country-by-country mix of earnings and the impact of exit activities led to an approximate 2.8% increase in the effective tax rate.

Consolidated Net Income and Diluted Earnings Per Share (“EPS”)

Consolidated net income of $326 million in the second quarter of fiscal 2005 was $14 million, or 4.4% higher than the prior year comparable quarter. Diluted EPS increased from $0.39 in the second quarter of fiscal 2004 to $0.41 in the second quarter of fiscal 2005, an increase of 5.1%. The higher rate of increase in diluted EPS was due to lower average shares outstanding as a result of the corporation’s share repurchase actions.

Operating Results by Business Segment – Second Quarter of Fiscal 2005 Compared with Second Quarter of Fiscal 2004

Sara Lee Meats

	Thirteen Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Change in unit volume				(5)%

Net sales	$1,119	$1,083	$36	3.3%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(26)	$26

Operating segment income	$85	$115	$(30)	(25.8)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(3)	$3
Exit activities and business dispositions	5	—	5

Total	$5	$(3)	$8

Unit volumes in the Sara Lee Meats segment for processed meats decreased 5% as compared to the prior year second quarter consisting of declines of 5% in the U.S. and 14% in Mexico. Unit volumes were unchanged in Europe during the quarter. In the U.S., unit volumes decreased in both the retail and foodservice channels primarily due to higher net selling prices, in connection with higher commodity costs. Unit volumes in Mexico declined primarily in the modern supermarket channel due to higher net selling prices.

Net sales in the Sara Lee Meats segment increased by $36 million, or 3.3%, to $1,119 million in the second quarter of fiscal 2005 from $1,083 million in the prior year second quarter. During the quarter, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales by $26 million, or 2.4%. The remaining net sales increase of $10 million, or 0.9%, was primarily due to unit selling prices that increased as the corporation passed on certain raw material cost increases to the customer, and the impact of a favorable product mix that offset the impact of declining unit volumes during the quarter.

The Sara Lee Meats gross margin percentage decreased from 29.5% in the second quarter of fiscal 2004 to 26.4% in the second quarter of fiscal 2005 as the impact of higher raw material costs during the quarter was only partially mitigated by a combination of higher selling prices and a favorable product mix.

Operating segment income in Sara Lee Meats decreased by $30 million, or 25.8%, from $115 million in the prior year second quarter to $85 million in the second quarter of fiscal 2005. Changes in foreign currency, particularly the euro, increased reported operating segment income by $3 million, or 1.7%. Income from exit activities and the disposition of certain non-core brands of $5 million was recognized in the second quarter of fiscal 2005 and that increased operating segment income by 3.7%. The remaining operating segment income decrease of $38 million, or 31.2% as compared to the same quarter of the prior year is the result of higher commodity costs that reduced gross margins and unit volumes, plus higher administrative expenses related to marketing, sales force and supply chain projects, and higher media advertising and promotion costs, partially offset by a favorable product mix.

Sara Lee Bakery

	Thirteen Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Change in unit volume				(8)%

Net sales	$848	$871	$(23)	(2.6)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(16)	$16

Operating segment income	$65	$55	$10	18.9%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(1)	$1
Exit activities and business dispositions	1	3	(2)
Curtailment gain	10	—	10
Accelerated depreciation on facilities to be sold	(3)	(1)	(2)

Total	$8	$1	$7

Net unit volumes in the Sara Lee Bakery segment declined 8% during the quarter primarily as a result of declines in the lower margin U.S. fresh bread market, particularly in institutional and private label, plus lower frozen bakery unit volumes as certain customers had accelerated frozen pie purchases into the first quarter of fiscal 2005. These declines were partially offset by higher unit volumes for fresh bread in Europe based on strong shipments in Spain and for refrigerated dough products in Europe.

Net sales in the Sara Lee Bakery segment decreased $23 million, or 2.6% over the comparable prior year quarter. Changes in foreign currency exchange rates increased reported net sales by $16 million, or 1.8%. There were no acquisitions or dispositions that impacted the Sara Lee Bakery segment during the quarter. The remaining net sales decrease of $39 million, or 4.4%, was primarily a result of a targeted effort to reduce sales of low margin institutional and private label fresh bread, lower regional brand sales and lower frozen bakery shipments during the quarter as certain customers had accelerated frozen pie shipments for the holiday season last quarter.

The gross margin percentage in the Sara Lee Bakery segment increased 0.5% from 41.5% in the second quarter of fiscal 2004 to 42.0% in the second quarter of fiscal 2005 as a favorable product mix from the continued strength of the Sara Lee brand, plus benefits from lower benefit plan costs, and increased operational efficiency from the discontinuation of certain lower margin product lines which offset higher costs for certain key ingredients and the impact of lower unit volumes.

Operating segment income in the Sara Lee Bakery segment increased by $10 million, or 18.9%, from $55 million in the second quarter of fiscal 2004 to $65 million in the second quarter of fiscal 2005. Changes in foreign currency, particularly the euro, increased reported operating segment income by $1 million, or 2.9%. In the second quarter of fiscal 2005, as a result of the decision to close a Sara Lee Bakery plant, accelerated depreciation expense of $3 million and a curtailment gain of $10 million were recognized. Additionally, in the second quarter of fiscal 2005, income of $1 million was recognized for certain exit activities. In the second quarter of fiscal 2004, the Sara Lee Bakery group recognized charges for accelerated depreciation of $1 million and income of $3 million related to certain exit activities. The net impact of the accelerated depreciation, curtailment gain and exit activities recognized in fiscal 2005 versus fiscal 2004 increased operating segment income by $6 million, or 9.4%. The remaining operating segment income increase of $3 million, or 6.6% during the quarter, was attributable to higher gross margins and a lower cost structure which resulted from operational improvements and the benefits of prior restructuring actions, plus the benefit from lower benefit plan costs, which offset higher media advertising and promotion costs associated with new product introductions.

Beverage

	Thirteen Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Change in unit volume				(2)%

Net sales	$888	$821	$67	8.1%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(52)	$52

Operating segment income	$115	$123	$(8)	(6.9)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(10)	$10

Net unit volumes in the Beverage segment declined 2% as compared to the prior year quarter as unit volumes declined in both the retail and the foodservice channels. In the retail channel, declines in the U.S. and Europe were due to increased price competition in the marketplace that was only partially offset by increases in Brazil. In the foodservice channel, unit volumes declined in both the U.S. and Europe.

Net sales in the Beverage segment increased by $67 million, or 8.1%, to $888 million in the second quarter of fiscal 2005, reflecting the impact of changes in foreign currency, higher green coffee commodity prices and improvements in product mix. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $52 million, or 6.3%. There were no acquisitions and dispositions that impacted the Beverage segment during the quarter. The remaining net sales increase of $15 million, or 1.8%, compared to the comparable period of the prior year was primarily due to unit selling prices which increased as the corporation passed on certain raw material cost increases to the customer and an improved product mix during the quarter from the Beverage segment’s Senseo products.

The gross margin percent in the Beverage segment decreased 1.4% from 44.7% in the second quarter of fiscal 2004 to 43.3% in the second quarter of fiscal 2005 primarily as a result of higher raw material costs which are passed along to the customer, but have a negative impact on the gross margin percentage, plus the impact of lower unit volumes.

Operating segment income for the Beverage segment decreased $8 million, or 6.9%, to $115 million in the second quarter of fiscal 2005. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $10 million, or 7.1%. The remaining operating segment income decrease was $18 million, or 13.6%, primarily from lower gross margins and unit volumes and increases in media advertising to support the continued rollout of Senseo and other new product introductions.

Household Products

	Thirteen Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Change in unit volume of core categories (a)				1%

Net sales	$616	$604	$12	2.1%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(37)	$37
Dispositions	—	8	(8)

Total	$—	$(29)	$29

Operating segment income	$102	$103	$(1)	(0.7)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(6)	$6
Exit activities and business dispositions	14	—	14
Accelerated depreciation on facilities to be sold	(3)	—	(3)
Dispositions	—	1	(1)

Total	$11	$(5)	$16

(a)    –    Core categories include body care, shoe care, air care and insecticides

Unit volumes in the Household Products segment for the four core categories – shoe care, body care, insecticides and air care – increased 1% in the second quarter of fiscal 2005. Unit volumes increased in the shoe care category due to improved performance outside of the U.S., increased in the insecticide category due to higher sales of lower priced products due to a competitive environment in parts of Europe and Asia, and increased in the body care category from new product introductions and certain product relaunches that occurred during the quarter. These increases were offset by declines in unit volume in the air care category due to increased competition in this category.

Net sales in the Household Products segment increased by $12 million, or 2.1%, from $604 million in the second quarter of fiscal 2004 to $616 million in the second quarter of fiscal 2005. The impact of changes in foreign currency exchange rates increased reported net sales by $37 million, or 6.1% primarily due to the strengthening of currencies in Europe, the United Kingdom, Australia and South Africa. The second quarter of fiscal 2004 includes sales of $8 million from product lines that had been disposed of after the start of fiscal 2004, which reduced the net sales increase by 1.4%. The remaining net sales decrease of $17 million, or 2.6%, was primarily due to lower unit volumes in the air care category and lower average selling prices in the body care and insecticide categories due to a competitive marketplace.

The gross margin percentage in the Household Products segment decreased 1.6% from the second quarter of the prior year to 55.3% in the second quarter of fiscal 2005, primarily from competitive pricing in the marketplace.

Operating segment income decreased $1 million, or 0.7%, to $102 million in the second quarter of fiscal 2005. Changes in foreign exchange rates increased operating segment income by $6 million, or 5.3%. In the second quarter of fiscal 2005, the Household Products segment disposed of certain non-core product lines and recognized income of $14 million. Additionally, accelerated depreciation of $3 million was recognized on certain assets to be disposed of. The net of these items increased operating segment income by $11 million, or 11.0%. The second quarter of fiscal 2004 includes income of $1 million from businesses that had been disposed of after the start of fiscal 2004, which reduced operating segment income by 0.7%. The remaining operating segment income decrease of $17 million, or 16.3%, was primarily due to the impact of lower gross margins and increases in media advertising and promotion activities.

As part of its ongoing brand segmentation strategy, the corporation is continuing with the evaluation of a number of smaller brands in this business segment. This review has resulted in the sale of a number of smaller non-core brands which resulted in the gain recognized in the second quarter. Additional brands are being analyzed and no decisions have been made regarding these brands at the present time.

Branded Apparel

	Thirteen Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Change in unit volume (a)				2%

Net sales	$1,729	$1,639	$90	5.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(48)	$48
Acquisitions / dispositions	26	23	3

Total	$26	$(25)	$51

Operating segment income	$149	$132	$17	12.2%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(1)	$1
Exit activities and business dispositions	2	—	2
Acquisitions / dispositions	3	(1)	4

Total	$5	$(2)	$7

(a)    –    Excludes the impact of dispositions

Unit volumes in the Branded Apparel segment, excluding acquisitions and dispositions, increased by 2% during the quarter with a 3% increase in legwear, an 8% increase in knit products and a 5% decrease in intimates. Legwear unit volumes increased with a 13% increase in socks and a 4% decrease in sheer hosiery as strong sock shipments offset a decline in sheer hosiery shipments. The 8% increase in knit products was the result of strong shipments of both underwear and activewear products, including the segment’s C9 by Champion product that is sold at Target stores. The 5% decline in intimates was due to a decline in unit volumes in Europe as increases in the U.S. only partially offset the weak European results where competition from specialty stores and category and market weakness continue.

Net sales increased by $90 million, or 5.5%, from $1,639 million in the second quarter of fiscal 2004 to $1,729 million in the second quarter of fiscal 2005. The impact of foreign currency exchange rate changes during the quarter, particularly the euro and British pound, increased reported sales during the quarter by $48 million, or 3.1%. The second quarter of fiscal 2005 includes sales of $26 million from a joint venture that the corporation started to consolidate upon the adoption of Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” in the fourth quarter of fiscal 2004. The impact of these sales is shown in the table above under the caption “Acquisitions / dispositions”. The second quarter of fiscal 2004 includes $23 million of sales from businesses that have been disposed of after the start of fiscal 2004. The net impact of the acquisitions and dispositions increased net sales by $3 million, or 0.1%, during the quarter. As a result, the remaining net sales increase was $39 million, or 2.3%, which was primarily due to unit volume increases in legwear and knit products.

The gross margin percent decreased by 2.9%, from 33.9% in the second quarter of fiscal 2004 to 31.0% in the second quarter of fiscal 2005, reflecting the impact of higher raw material costs, additional costs associated with new product rollouts and an unfavorable sales mix.

Branded Apparel operating segment income increased by $17 million, or 12.2%, in the second quarter of fiscal 2005, from $132 million in the second quarter of fiscal 2004, to $149 million in the second quarter of fiscal 2005. Changes in foreign currency exchange rates increased operating segment income during the quarter by $1 million, or 0.8%. The second quarter of fiscal 2005 includes income from exit activities and business dispositions of $2 million, which increased operating segment income by 1.8%. The second quarter of fiscal 2005 includes income of $3 million from the consolidation of the corporation’s joint venture investment, while the second quarter of fiscal 2004 includes $1 million of losses from businesses that have been disposed of after the start of fiscal 2004. The net of these amounts increased operating segment income by $4 million, or 2.8%. The remaining increase in operating segment income was $10 million, or 6.8%, that was primarily due to increases in unit volumes for legwear and knit products and lower media advertising and promotion activities as compared to the prior year period.

In January 2005, the corporation announced that it would formally explore the option of selling its branded apparel operations in Europe, the United Kingdom and South Africa. These operations include certain dedicated manufacturing operations in other parts of the world. No decisions have been made at this time regarding the ultimate actions that may be taken regarding these operations.

Consolidated Results – First Six Months of Fiscal 2005 Compared with First Six Months of Fiscal 2004

Operating results by business segment in the first six months of fiscal 2005 compared with the first six months of fiscal 2004 are as follows:

	Twenty-six Weeks Ended (in millions)
	Net Sales		Income Before Income Taxes
(In millions)	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Sara Lee Meats	$2,159	$2,078	$147	$216
Sara Lee Bakery	1,691	1,707	129	95
Beverage	1,642	1,513	221	221
Household Products	1,183	1,144	178	170
Branded Apparel	3,388	3,243	289	259

Total business segments	10,063	9,685	964	961
Intersegment sales	(3)	(2)	—	—

Total net sales and operating segment income	10,060	9,683	964	961
Amortization of intangibles	—	—	(62)	(50)
General corporate expenses	—	—	(111)	(159)
Contingent sale proceeds	—	—	117	—

Total net sales and operating income	10,060	9,683	908	752
Net interest expense	—	—	(86)	(92)

Net sales and income before income taxes	$10,060	$9,683	$822	$660

The following table summarizes net sales and operating income performance for the first six months of fiscal 2005 and 2004 and certain significant items that affected the comparability of these amounts.

	Twenty-six Weeks Ended
Corporate Performance - (In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Net sales	$10,060	$9,683	$377	3.9%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(324)	$324
Acquisitions/dispositions	50	54	(4)

Total	$50	$(270)	$320

Operating income	$908	$752	$156	20.6%

Increase / (Decrease) in operating income from
Receipt of contingent sale proceeds	$117	$—	$117
Changes in foreign currency exchange rates	—	(36)	36
Exit activities and business dispositions	16	(5)	21
Curtailment gain	26	—	26
Accelerated depreciation on facilities sold	(17)	(2)	(15)
Accelerated amortization of intangibles	(8)	(1)	(7)
Acquisitions/dispositions	6	—	6

Total	$140	$(44)	$184

Net Sales

Consolidated net sales increased $377 million, or 3.9%, in the first six months of fiscal 2005 over the first six months of fiscal 2004, to $10,060 million. The strengthening of foreign currencies, particularly the euro, increased reported net sales by 3.4%, or $324 million. Net sales in the first six months of fiscal 2005 include sales of $50 million from a joint venture that the corporation started to consolidate upon the adoption of Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” in the fourth quarter of fiscal 2004. The impact of these sales is included in the table above in the line labeled “Acquisitions / dispositions.” Net sales in the first six months of fiscal 2004 include $54 million from businesses disposed of after the start of fiscal 2004. The net impact of acquisitions and dispositions between the first six months of fiscal 2005 and 2004 reduced net sales by $4 million, or 0.1%. The remaining net sales increase of $57 million, or 0.6%, resulted from increases in net sales in the Sara Lee Meats, Beverage and Branded Apparel business segments. The Sara Lee Meats and Beverage segments increased selling prices during the period to pass along higher raw material costs. In the Sara Lee Meats and Beverage segments, the higher selling prices had a negative impact on unit volumes, but increased net sales. In the Branded Apparel segment, unit volumes increased based upon higher consumer demand. Net sales in the Household Products segment decreased primarily due to lower net selling prices due to a competitive marketplace and to lower unit volumes of air care products. The Sara Lee Bakery segment experienced lower net sales under a continuing program to reduce sales of low margin institutional and private label fresh breads and lower unit volumes for frozen bakery products.

The corporation developed a brand segmentation strategy to help drive growth by focusing its investment and management attention on those brands with the most compelling opportunities. All of the corporation’s retail brands were placed into one of four brand classifications – Strategic Investment, Support and Grow, Sustain, and Manage for Cash. The following table summarizes the net sales by segmentation strategy for the twenty-six weeks ended January 1, 2005 and December 27, 2003.

Net Sales by Brand Segmentation Category

For the Twenty-six Weeks Ended January 1, 2005 and December 27, 2003

	Twenty-six Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	% Change	Effect of Currency Rate Changes (A)
Strategic Investment	$1,901	$1,667	14%	$49
Support and Grow	2,646	2,558	3	100
Sustain	2,000	1,987	1	56
Manage for Cash	1,747	1,812	(4)	86

Total Retail	8,294	8,024	3	291
Foodservice/Other	1,535	1,432	7	30
Direct Selling	231	227	2	3

Total	$10,060	$9,683	4%	$324

(A)	In order to calculate fiscal year 2004 sales on a constant currency basis with fiscal year 2005 sales, the fiscal year 2004 sales amounts should be increased by the effect of currency rate changes.

Unit Volumes

Unit volumes in the Sara Lee Meats segment declined 5% in the first six months of fiscal 2005 with reductions in the U.S., Europe and Mexico as higher commodity costs led to higher customer selling prices which negatively impacted unit volume. The Sara Lee Bakery segment unit volumes declined by 6% in the first six months of fiscal 2005 primarily from a strategy to reduce unit volumes for low margin U.S. fresh bread and from lower unit volumes of frozen baked goods. In the Beverage segment in the first six months of fiscal 2005, unit volumes declined by 1% from continued weakness in the U.S. and European retail coffee markets, which were only partially offset by higher unit volumes in Brazil. The unit volumes for the four core categories of the Household Products segment decreased 1% in the first six months of fiscal 2005 due to lower unit volumes for air care products due to the continued category weakness. In the first six months of fiscal 2005, unit volumes increased in the Branded Apparel segment based upon strong shipments in the knit products and legwear categories that were partially offset by declines in unit volumes for intimates.

Gross Margin Percent

The gross margin percentage declined from 38.7% in the first six months of fiscal 2004 to 36.8% in the first six months of fiscal 2005. The gross margin percent of the Sara Lee Meats and Branded Apparel segments each declined by 3 points during the period, the gross margin percentage in the Beverage and Household Products segments each declined by 1 point and the gross margin in the Sara Lee Bakery segment increased by almost 1 point. The gross margin percentages in the Sara Lee Meats and Beverage operations reflect the impact of higher raw material costs that the corporation was not able to pass along to customers through higher selling prices. The Branded Apparel operations represent higher raw material costs, charges for slow moving inventory, plus costs associated with new product roll-outs. The Household Products segment reflects lower net selling prices due to a competitive market place. The improved gross margin percentage in the Sara Lee Bakery business is primarily due to improvements in the mix of products sold and the benefits resulting from ongoing restructuring efforts and lower benefit plan costs.

Selling, General and Administrative Expenses

	Twenty-six Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Dollar Change	Percent Change
Selling, general and administrative expenses:
SG&A expenses in the business segment results	$2,756	$2,779	$(23)	(0.8)%
Amortization of identifiable intangibles	62	50	12	25.0
General corporate expenses	111	159	(48)	(30.2)

Total SG&A expenses	$2,929	$2,988	$(59)	(2.0)%

Total selling, general and administrative (“SG&A”) expenses decreased $59 million, or 2.0%, in the first six months of fiscal 2005 over the comparable prior year period. Changes in foreign currency exchange rates, primarily in the euro, increased SG&A expenses by $116 million, or 3.6%. Therefore, the remaining decrease in SG&A expenses was $175 million, or 5.6%. SG&A expenses reported in the business segment results declined primarily from lower media advertising and promotion expenses in the Branded Apparel segment, lower benefit plan costs, and the disposition of certain businesses in fiscal 2004. Measured as a percent of sales, SG&A expenses declined from 30.9% in the first six months of fiscal 2004 to 29.1% in the first six months of fiscal 2005 as the Sara Lee Bakery, Beverage and Branded Apparel segments each declined. The Sara Lee Meats percentage increased as this segment incurred certain expenses for sales force and distribution reorganizations, and the Household Products segment percentage increased as this segment increased promotion activity. Amortization of intangibles increased by $12 million, or 25.0%, primarily from a $8 million charge in the Sara Lee Bakery group to accelerate the amortization of certain intangibles that are to be abandoned, the impact of changes in foreign exchange rates and the reclassification of certain trademarks to the finite lived category. General corporate expenses, which are not allocated to the individual business segments, declined by $48 million, or 30.2%, primarily due to a decline in benefit plan costs and lower corporate office and administrative expenses.

(Income from) Charges for Exit Activities and Business Dispositions

The reported results for the first six months of fiscal 2005 and 2004 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Twenty-six Weeks Ended
(In millions)	Jan. 1, 2005	Dec. 27, 2003
Cost of sales
Curtailment gain from Sara Lee Bakery workforce reduction	$(26)	$—
Accelerated depreciation related to facility closures in
Sara Lee Bakery segment	11	2
Household Products segment	6	—
Selling, general and administrative expenses	8	1

(Income from) charges for
Exit activities	(4)	14
Business dispositions	(12)	(9)

Impact on income before income taxes	(17)	8
Income taxes	7	(2)

Impact on net income	$(10)	$6

The following is a summary of the actions that impacted the first six months of fiscal 2005. The amount recognized on the line titled “Cost of sales”, as noted in the table above, consists of a $26 million curtailment gain from the closure of certain Sara Lee Bakery plants which was partially offset by a $17 million charge for accelerated amortization on certain facilities to be sold in the Sara Lee Bakery and Household Products segments. SG&A expenses include an $8 million charge for accelerated amortization for the cost to abandon and exit certain Sara Lee Bakery intangible assets. The line titled “(Income from) charges for exit activities and business dispositions” includes a $16 million net gain which consists of the following components: $4 million of income from completing certain previously announced exit activities for amounts more favorable than originally estimated; and a net $12 million gain from certain business dispositions. Of the $12 million net gain, $18 million of income relates to the disposition of trademarks and inventory related to a non-core skin care product line and certain non-core regional meat brands and $6 million of income represents amounts received from prior business dispositions. Offsetting these income amounts is a $12 million charge related to the costs of evaluating certain other business dispositions. The net impact of these actions was to increase income before income taxes and net income by $17 million and $10 million, respectively, which increased diluted earnings per share during the period by $0.01.

The total charge recognized in fiscal 2004 consists of the following components. Included on the line titled “Cost of sales” is a $2 million charge for accelerated depreciation expense related to assets to be disposed in the Sara Lee Bakery segment. Included on the SG&A line is a $1 million charge for accelerated trademark amortization related to the cost to abandon certain Sara Lee Bakery trademarks. Included on the line titled “(Income from) charges for exit activities and business dispositions” is a $14 million charge associated with terminating a number of employees. This amount was partially offset by income of $9 million recognized upon management’s actions to dispose of certain businesses. The most significant of these business dispositions is a $13 million gain recognized on the disposal on a minority ownership position in Johnsonville Foods . Offsetting this gain is a net $4 million charge, primarily related to the disposal of a component of a European Branded Apparel business. The net impact of these actions was to decrease income before income taxes and net income by $8 million and $6 million, respectively, which had no impact on diluted earnings per share.

The costs (income) of the above actions on the corporation’s business segments and amortization expense are summarized as follows:

	Twenty-six Weeks Ended
(In millions)	January 1, 2005	December 27, 2003
Sara Lee Meats	$(5)	$(5)
Sara Lee Bakery	(16)	2
Beverage	—	—
Household Products	(8)	2
Branded Apparel	(8)	4

Impact on the business segments	(37)	3
Corporate office	12	4
Accelerated amortization of intangibles	8	1

Impact on pretax income	$(17)	$8

These actions are more fully explained in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of the exit activities taken since the beginning of fiscal 2004, the corporation’s cost structure was reduced and efficiency improved. The total annual savings expected to be generated from restructuring efforts is $61 million in fiscal 2005, of which $25 million was realized in the first six months of fiscal 2005.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. In July 2004, the contingencies associated with the fiscal 2005 payment passed and the corporation received a cash payment of 95 million euros. This was equivalent to $117 million based upon exchange rates on the date of receipt, and this amount was recognized in the corporation’s earnings in the first quarter of fiscal 2005. This transaction increased diluted earnings per share by $0.15.

Net Interest Expense

Net interest expense decreased by $6 million in the first six months of fiscal 2005, to $86 million, as long-term debt that had matured was refinanced at lower short-term rates.

Income Tax Expense

The effective tax rate decreased from 17.9% in the first six months of fiscal 2004 to 17.5% in the first six months of fiscal 2005 primarily due to the following factors. During the second quarter of fiscal 2005, the government of the Netherlands passed legislation that will reduce the statutory tax rate on profits from 34.5% to 30.0% by calendar 2007. The rate reduction that went into effect on January 1, 2005 was a reduction to 31.5%. The impact of this change reduced the corporation’s deferred tax liability by $24 million and this benefit was recognized in the tax provision in the second quarter.

This tax rate reduction reduced the effective tax rate for the corporation during the first six months by 2.9%. The country-by-country mix of earnings and the exit activities led to an approximate 2.5% increase in the effective tax rate.

Consolidated Net Income and Diluted Earnings Per Share (“EPS”)

Consolidated net income of $678 million in the first six months of fiscal 2005 was $136 million, or 25.1% higher than the prior year comparable period. Diluted EPS increased from $0.68 in the first six months of fiscal 2004 to $0.85 in the first six months of fiscal 2005, an increase of 25.0%.

Operating Results by Business Segment – First Six Months of Fiscal 2005 Compared with First Six Months of Fiscal 2004

Sara Lee Meats

	Twenty-six Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Change in unit volume				(5)%

Net sales	$2,159	$2,078	$81	3.9%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(45)	$45

Operating segment income	$147	$216	$(69)	(31.9)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(6)	$6
Exit activities and business dispositions	5	5	—

Total	$5	$(1)	$6

Unit volumes in the Sara Lee Meats segment for processed meats decreased 5% as compared to the prior year six month period consisting of declines of 4% in the U.S., 10% in Mexico and 1% in Europe. In the U.S., unit volumes decreased in both the retail and foodservice channels primarily due to higher net selling prices resulting from higher commodity costs. Unit volumes in Mexico declined primarily in the modern supermarket channel due to higher net selling prices.

Net sales in the Sara Lee Meats segment increased by $81 million, or 3.9%, to $2,159 million in the first six months of fiscal 2005 from $2,078 million in the prior year period. During the period, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales by $45 million, or 2.2%. The remaining net sales increase of $36 million, or 1.7%, was primarily due to unit selling prices that increased as the corporation passed on certain raw material cost increases to the customer, plus the impact of a favorable product mix that offset the impact of declining unit volumes during the period.

The Sara Lee Meats gross margin percentage decreased from 29.8% in the first six months of fiscal 2004 to 26.7% in the first six months of fiscal 2005 as the impact of higher raw material costs during the period was only partially mitigated by a combination of higher selling prices and a favorable product mix.

Operating segment income in Sara Lee Meats decreased by $69 million, or 31.9%, from $216 million in the prior year first six month period to $147 million in the first six months of fiscal 2005. Changes in foreign currency, particularly the euro, increased reported operating segment income by $6 million, or 1.8%. Both the first six months of fiscal 2005 and 2004 were impacted by $5 million of income from exit activities and business dispositions amounts. The remaining operating segment income decrease of $75 million, or 34.3%, as compared to the same period of the prior year is the result of higher commodity costs that reduced gross margins and unit volumes, plus higher administrative expenses related to marketing, sales force and supply chain projects and higher media advertising costs, partially offset by a favorable product mix.

Sara Lee Bakery

	Twenty-six Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Change in unit volume				(6)%

Net sales	$1,691	$1,707	$(16)	(0.9)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(30)	$30

Operating segment income	$129	$95	$34	35.9%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(3)	$3
Exit activities and business dispositions	1	—	1
Curtailment gain	26	—	26
Accelerated depreciation on facilities to be sold	(11)	(2)	(9)

Total	$16	$(5)	$21

Unit volumes in the Sara Lee Bakery segment declined 6% during the first six months of fiscal 2005 primarily as a result of declines in the lower margin U.S. fresh bread market, particularly in institutional and private label plus declines in frozen bakery products. This decline was partially offset by increases in unit volume for fresh bread in Europe based on strong in shipments in Spain and unit volume increases for European refrigerated dough products.

Net sales in the Sara Lee Bakery segment decreased $16 million, or 0.9%, over the comparable prior year period. Changes in foreign currency exchange rates increased reported net sales by $30 million, or 1.7%. There were no acquisitions or dispositions that impacted the Sara Lee Bakery segment during the period. The remaining net sales decrease of $46 million, or 2.6%, was primarily a result of lower unit volumes, particularly institutional and private label white bread and regional brand fresh bread.

The gross margin percentage in the Sara Lee Bakery segment increased 0.7% from 41.8% in the first six months of fiscal 2004 to 42.5% in the first six months of fiscal 2005 as favorable pricing and product mix, efficiency improvements, plus benefits from previous restructuring actions and lower benefit plan costs, offset higher costs for certain key ingredients and the impact of lower unit volumes.

Operating segment income in the Sara Lee Bakery segment increased by $34 million, or 35.9%, from $95 million in the first six months of fiscal 2004 to $129 million in the first six months of fiscal 2005. Changes in foreign currency, particularly the euro, increased reported operating segment income by $3 million, or 3.4%. In the first six months of fiscal 2005, as a result of the decision to close certain Sara Lee Bakery plants, both accelerated depreciation expense of $11 million and a curtailment gain of $26 million were recognized. Also in the first six months of fiscal 2005, $1 million of income from exit activities was recognized. In the first six months of fiscal 2004, the Sara Lee Bakery group recognized charges for accelerated depreciation of $2 million. The difference between the fiscal 2005 and fiscal 2004 net gain from the curtailment, accelerated depreciation and exit activities increased operating segment income by $18 million, or 18.8%. The remaining operating segment income increase of $13 million, or 13.7% during the period, was attributable to higher gross margins and a lower cost structure which resulted from the benefits of prior restructuring actions plus the benefit from a reduction in retiree pension and postretirement medical expense as compared to the prior year period.

Beverage

	Twenty-six Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Change in unit volume				(1)%

Net sales	$1,642	$1,513	$129	8.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(89)	$89

Operating segment income	$221	$221	$—	—%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(18)	$18

Unit volumes in the Beverage segment declined 1% as compared to the prior year period primarily due to continued weakness in the retail European market and both the retail and foodservice markets in the U.S. In the retail channel, unit volumes were flat as increases in unit volumes in Brazil were offset by declines in the U.S. and Europe due to a competitive marketplace. In the foodservice channel, unit volumes declined by 2% as weakness in the U.S. was only partially offset by increases in Europe.

Net sales in the Beverage segment increased by $129 million, or 8.5%, to $1,642 million in the first six months of fiscal 2005, reflecting the impact of changes in foreign currency, higher green coffee commodity prices and improvements in product mix. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $89 million, or 6.0%. There were no acquisitions and dispositions that impacted the Beverage segment during the period. The remaining net sales increase of $40 million, or 2.5% compared to the comparable period of the prior year was primarily due to higher selling prices, the improved performance of the Brazilian operations and the effects of an improved product mix.

The gross margin percent in the Beverage segment decreased 1.2% from 44.0% in the first six months of fiscal 2004 to 42.8% in the first six months of fiscal 2005 primarily as a result of higher raw material costs which are passed along to the customer, but have a negative impact on the gross margin percentage.

Operating segment income for the Beverage segment was unchanged in the first six months of fiscal 2005 from the $221 in the first six months of fiscal 2004. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $18 million, or 7.6%. The remaining operating segment income decrease of $18 million, or 7.6%, was primarily due to lower unit volumes and increases in media advertising to support Senseo.

Household Products

	Twenty-six Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Change in unit volume (a)				(1)%

Net sales	$1,183	$1,144	$39	3.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(69)	$69
Dispositions	—	14	(14)

Total	$—	$(55)	$55

Operating segment income	$178	$170	$8	4.6%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(10)	$10
Exit activities and business dispositions	14	(2)	16
Accelerated depreciation on facilities to be sold	(6)	—	(6)
Dispositions	—	1	(1)

Total	$8	$(11)	$19

(a)    –    Core categories include body care, air care, shoe care and insecticides

Unit volumes in the Household Products segment for the four core categories – shoe care, body care, insecticides and air care – decreased 1% in the first six months of fiscal 2005. Unit volumes increased in the shoe care category due to expanded distribution in the U.S. for Kiwi products and from improvements outside the U.S. In the Insecticide category, unit volumes increased due to an increased marketing effort in Asia and higher unit sales of lower priced products. Volumes increased for body care products due to increased promotional activity. These increases were offset by declines in the air care category due to increased competition in this category and weak category performance.

Net sales in the Household Products segment increased by $39 million, or 3.5%, from $1,144 million in the first six months of fiscal 2004 to $1,183 million in the first six months of fiscal 2005. The impact of changes in foreign currency exchange rates increased reported net sales by $69 million, or 6.1%, primarily due to the strengthening of currencies in Europe, the United Kingdom, Australia and South Africa. The first six months of fiscal 2004 includes sales of $14 million from businesses that had been disposed of after the start of fiscal 2004, which reduced the net sales increase by 1.3%. The remaining net sales decrease of $16 million, or 1.3%, was primarily due to lower net selling prices and lower unit volumes in the air care category, which were partially offset by increases at direct selling.

The gross margin percentage in the Household Products segment decreased 1.0% from the first six months of the prior year to 55.1% in the first six months of fiscal 2005, primarily from competitive pricing in the marketplace.

Operating segment income increased $8 million, or 4.6% to $178 million in the first six months of fiscal 2005. Changes in foreign exchange rates increased operating segment income by $10 million, or 5.8%. In the first six months of fiscal 2005, a $6 million charge for accelerated depreciation was recognized related to a facility to be sold and income of $14 million was recognized from business dispositions. In the first six months of fiscal 2004, a $2 million charge was recognized for exit activities. The net impact of these amounts increased operating segment income by $10 million, or 5.6%. The first six months of fiscal 2004 include $1 million from product lines that had been disposed of after the start of fiscal 2004. The remaining operating segment income decrease of $11 million, or 6.1%, was primarily due to lower unit volumes and gross margins.

Branded Apparel

	Twenty-six Weeks Ended
(In millions)	January 1, 2005	December 27, 2003	Change	Percent Change
Change in unit volume (a)				1%

Net sales	$3,388	$3,243	$145	4.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(91)	$91
Acquisitions/dispositions	50	40	10

Total	$50	$(51)	$101

Operating segment income	$289	$259	$30	11.6%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(1)	$1
Exit activities and business dispositions	8	(4)	12
Acquisitions/dispositions	6	(1)	7

Total	$14	$(6)	$20

(a)    -     Excludes dispositions

Unit volumes in the Branded Apparel segment, excluding acquisitions and dispositions, increased by 1% during the first six months with a 3% increase in legwear and 5% increase in knit products and a 4% decrease in intimates. Legwear unit volumes increased with an 8% increase in socks, partially offset by a 2% decrease in sheer hosiery – expanded distribution for sheer hosiery during the period helped slow the decline in the sheer hosiery product category. The 5% increase in knit products was primarily due to improved shipments of both underwear products and Champion products as the C9 by Champion product at Target stores continued to perform well during the period. The 4% decline in intimates was due to a decline in unit volumes in Europe due to increased competition from specialty stores and category and market softness. Intimates unit volume in the U.S. was unchanged from the prior year period.

Net sales increased by $145 million, or 4.5%, from $3,243 million in the first six months of fiscal 2004 to $3,388 million in the first six months of fiscal 2005. The impact of foreign currency exchange rate changes during the period, particularly the euro and British pound, increased reported sales during the period by $91 million, or 2.9%. The first six months of fiscal 2005 includes sales of $50 million from a joint venture that the corporation started to consolidate upon the adoption of Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” in the fourth quarter of fiscal 2004. The impact of these sales is shown in the table above under the caption “Acquisitions / dispositions”. The first six months of fiscal 2004 includes $40 million of sales from businesses that have been disposed of after the start of fiscal 2004. The net impact of the acquisitions and dispositions increased net sales by $10 million, or 0.3%, during the period. As a result, the remaining net sales increase was $44 million, or 1.3%, which was primarily due to unit volume increases in legwear and knit products.

The gross margin percent decreased by 3.0%, from 34.1% in the first six months of fiscal 2004 to 31.1% in the first six months of fiscal 2005, reflecting the impact of higher raw material costs, charges for slow moving inventory items, plus additional start-up costs associated with both new product rollouts and expanded distribution.

Branded Apparel operating segment income increased by $30 million, or 11.6%, in the first six months of fiscal 2005, from $259 million in the first six months of fiscal 2004, to $289 million in the first six months of fiscal 2005. Changes in foreign currency exchange rates increased operating segment income by $1 million, or 0.5%. The first six months of fiscal 2005 includes income from exit activities and business dispositions of $8 million, while the first six months of fiscal 2004 includes charges for exit activities and business dispositions of $4 million. The net of these amounts increased operating segment income by $12 million, or 5.0%. The impact of acquisitions and dispositions increased operating segment income by $7 million, or 2.7%. The remaining increase in operating segment income was $10 million, or 3.4% that was primarily due to higher sales and the impact of lower media advertising and promotion that offset the impact of lower gross margins.

Financial Condition

Cash From Operations

Net cash provided from operating activities decreased to $803 million in the first six months of fiscal 2005 from $1,016 million in the comparable period of fiscal 2004, primarily due to higher cash utilization for working capital purposes and funding of employee benefit obligations. The corporation expended $124 million to fund accounts payable and accrued liabilities in the first six months of fiscal 2005 versus cash generated from a $59 million increase in accounts payable and accrued liabilities in the first six months of fiscal 2004. The corporation expended $151 million to fund the corporation’s pension and postretirement plans during the first six months of fiscal 2005.

Cash From Investment Activities

Net cash used in investment activities was $7 million in the first six months of fiscal 2005 as compared to $80 million in the comparable period of fiscal 2004. During the first six months of fiscal 2005, the corporation received $56 million more from the sale of assets and businesses than in the prior year six month period. The fiscal 2005 amount includes the receipt of $117 million in contingent sale proceeds. Also in the first six months of fiscal 2005, $17 million less was spent on purchases of property and equipment than in the prior year quarter. For the first six months of fiscal 2005 and 2004, the corporation expended $201 million and $218 million, respectively, to fund the purchases of property and equipment and received proceeds from the sales of businesses, investments and assets of $194 million and $138 million, respectively.

Cash From Financing Activities

Net cash used in financing activities was $827 million during the first six months of fiscal 2005 as compared to cash used in financing activities of $1,419 million in the prior year period. The corporation repaid borrowings of maturing long-term debt of $945 million in the first six months of fiscal 2005 and $940 million in the first six months of fiscal 2004 by utilizing a combination of cash on hand and the issuance of short- and long-term debt. The corporation had $74 million of short-term borrowings in the first six months of fiscal 2005 versus $53 million in the first six months of fiscal 2004.

Cash dividends paid during the first six months of fiscal 2005 were $152 million versus $297 million in the prior year period. The corporation’s second quarter of fiscal 2005 ended on Saturday, January 1, 2005. Cash dividends are paid on the first business day of January. As a result, the cash dividend paid on January 3, 2005 will be included in the corporation’s cash flow in the third quarter of fiscal 2005.

The corporation has an ongoing share repurchase program in place that allows the corporation to repurchase the corporation’s common stock at times management deems appropriate given current market valuations. During the first six months of fiscal 2005, the corporation repurchased shares of common stock with a value of $239 million as compared to common stock repurchases of $275 million in the prior year period. At January 1, 2005, the corporation had approximately 24 million shares remaining on its existing share authorization. The timing and amount of future share repurchases will be based upon market conditions and other factors.

Liquidity

Notes Payable

Notes payable increased by $82 million in the first six months of fiscal 2005 to $136 million as the proceeds received were used to fund certain working capital requirements and a portion of the long-term debt maturities during the period.

Debt

The corporation’s total long-term debt decreased $543 million in the first six months of fiscal 2005, from $5,241 million at July 3, 2004, to $4,698 million at January 1, 2005, as the corporation repaid maturing debt using a combination of cash on the balance sheet and the issuance of short-term notes payable.

The corporation’s total long-term debt of $4,698 million is due to be repaid as follows: $97 million in the remainder of fiscal 2005; $378 million in fiscal 2006; $392 million in fiscal 2007; $1,436 million in fiscal 2008; $162 million in fiscal 2009; $27 million in fiscal 2010 and $2,206 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consists of 52% fixed-rate debt as of January 1, 2005, as compared with 59% as of July 3, 2004. The decrease in fixed-rate debt at January 1, 2005 versus July 3, 2004 is due to the maturity and repayment of certain fixed-rate debt instruments during the period. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $3.2 billion of available credit from a group of 22 banks and lending institutions. These facilities consist of a $1.35 billion 364-day credit facility and a $1.85 billion five-year credit facility. Previously, the corporation had a $0.8 billion five-year credit facility that was terminated by the corporation in December 2004. The 364-day $1.35 billion facility expires in June 2005 and allows the corporation, at its option, to extend any borrowings under this facility for an additional year. The corporation expects to renew this facility under similar terms and conditions upon its maturity at an amount to be determined at that time. The five-year $1.85 billion facility expires in June 2009. The pricing for each of these facilities is based upon the corporation’s current credit rating. At January 1, 2005, the corporation had not borrowed under any of these facilities. None of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, which the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended January 1, 2005, the corporation’s interest coverage ratio was 10.9 to 1.0.

On January 19, 2005, Standard & Poor’s (S&P) cut its senior unsecured debt rating for the corporation from “A+” to “A”. At the same time, S&P affirmed the “A-1” short-term corporate credit and commercial paper rating. As part of S&P’s announcement, they indicated they have placed the corporation on negative outlook which indicates that if operating performance weakens further, both the long-term and short-term ratings could be lowered.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of January 19, 2005, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings
Standard & Poor’s	A	A-1
Moody’s Investors Service	A3	P-2
FitchRatings	A	F-1

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

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $88 million in the remainder of fiscal 2005; $139 million in fiscal 2006; $115 million in fiscal 2007; $90 million in fiscal 2008; $77 million in fiscal 2009; $66 million in fiscal 2010; and $108 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $10 million in the remainder of fiscal 2005; $20 million in fiscal 2006; $18 million in fiscal 2007; $16 million in fiscal 2008; $15 million in fiscal 2009; $13 million in fiscal 2010; and $67 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations that are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2005	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$4,698	$97	$378	$392	$1,436	$162	$27	$2,206
Operating lease obligations	683	88	139	115	90	77	66	108
Purchase obligations (1)	2,453	1,225	825	262	69	39	14	19
Other long-term liabilities (2)	592	131	30	51	28	19	23	310

Sub-total	8,426	1,541	1,372	820	1,623	297	130	2,643
Contingent lease obligations (3)	159	10	20	18	16	15	13	67

Total (4)	$8,585	$1,551	$1,392	$838	$1,639	$312	$143	$2,710

(1)	Purchase obligations include expenditures to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, manufacturing arrangements, storage, distribution and union wage agreements); capital expenditures; marketing services; information technology services; maintenance and other professional services where, as of the end of the quarter, the corporation has agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and the approximate delivery date. Future cash expenditures will vary from the amounts shown in the table above. The corporation enters into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. Additionally, certain costs of the corporation are not included in the table since at the end of the period an obligation did not exist. Examples of these include situations where purchasing decisions for these future periods have not been made. Ultimately, the corporation’s decisions and cash expenditures to purchase these various items will be based upon the corporation’s sales of products, which are driven by consumer demand. The corporation’s obligations for accounts payable and accrued liabilities recorded on the balance sheet are also excluded from the table.

(2)	Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives and the remaining projected 2005 pension contribution of $78 million. The corporation has employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining projected 2005 pension contribution of $78 million, noted previously, pension and postretirement obligations have been excluded from the table. A discussion of the corporation’s pension and postretirement plans, including funding matters, is included in Notes 18 and 19 to the fiscal year 2004 Consolidated Financial Statements which have been filed with the Securities and Exchange Commission as part of Form 10-K. The corporation’s obligations for employee health and property and casualty losses are also excluded from the table.
(3)	Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. Substantially all of these amounts relate to leases operated by Coach, Inc. At January 1, 2005, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.
(4)	Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes.

Sale of Accounts Receivable

The corporation has an agreement under which several of its operating units sell trade accounts receivable to a limited purpose subsidiary of the corporation. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financial institutions, which in turn purchase and receive ownership and security interests in those receivables. The amount of receivables sold under the program was $100 million, $150 million, $250 million, and $250 million at the end of the second quarter of fiscal 2005, the end of fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The proceeds from the receivable sales were used to reduce borrowings. As collections reduce accounts receivable included in the pool, the operating units sell new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables and has recorded a reserve for the fair value of the potential future loss of $2 million. The proceeds from the sale of the receivables are equal to the face amount of the receivables less a discount. The discount is a floating-rate that approximates short-term borrowing rates for investment grade entities. The discount is included in SG&A expenses, and represented 1.1%, 1.5%, 1.9% and 2.7% of the weighted average balance of the receivables outstanding during the first six months of fiscal 2005, fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The amount of receivables sold under this program can be increased; however, if the corporation’s short-term corporate credit rating falls below investment grade, additional receivable sales could not be made under this agreement.

Pension Plans

As indicated in the Pension footnote to the Consolidated Financial Statements which have been included in the corporation’s annual report on Form 10-K, the projected benefit obligation of the defined benefit plans exceeded plan assets by $1,537 million at the end of fiscal 2004 as compared to $1,572 million at the end of fiscal 2003 and $556 million at the end of 2002. In the first six months of fiscal 2005, the corporation contributed $151 million to these defined benefit pension plans and the corporation anticipates that an additional $78 million of cash contributions will be made over the last six months of the fiscal year. The Significant Accounting Policies section and Note 18 - Defined Benefit Pension Plans to the Consolidated Financial Statements, which are incorporated in the corporation’s annual report on Form 10-K, provides a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 1, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

ITEM 1 – LEGAL PROCEEDINGS

As described in the corporation’s annual report on Form 10-K for the fiscal year ended July 3, 2004, John Gallo, a purported Sara Lee stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on May 13, 2003 on behalf of purchasers of Sara Lee common stock between and including August 1, 2002 and April 24, 2003. The complaint names Sara Lee, C. Steven McMillan, Chairman, President and Chief Executive Officer, and Lambertus M. de Kool, Executive Vice President and Chief Financial Officer, as defendants. The plaintiff seeks, among other things, class action certification, compensatory damages in an unspecified amount, and an award of costs and expenses, including counsel fees.

Seven other putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and named Sara Lee, Mr. McMillan, and Mr. de Kool as defendants. The allegations in each of those complaints are substantially similar to the allegations of the lawsuit described in the immediately preceding paragraph.

Each of the foregoing actions has been consolidated in a single proceeding, In re Sara Lee Corp. Securities Litigation. On January 20, 2004, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint contains allegations that the defendants violated Sections 10(b) and 20(a) of the United States Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly misstating or omitting material adverse facts regarding Sara Lee’s business, operations, management and financial statements, and the value of Sara Lee common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants to increase their bonus compensation and caused the purported class to purchase Sara Lee common stock at artificially inflated prices. On March 5, 2004, Sara Lee filed a motion to dismiss the consolidated amended complaint, and on December 21, 2004, Sara Lee’s motion to dismiss was denied. Sara Lee is seeking further review of this denial. Sara Lee believes that the allegations stated in the consolidated amended complaint are without merit and is vigorously defending against the action.

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

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the second quarter of fiscal 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 3, 2004 to November 6, 2004	—	$—	—	23,608,208
November 7, 2004 to December 4, 2004	—	—	—	23,608,208
December 5, 2004 to January 1, 2005	—	—	—	23,608,208

Total	—	$—	—	23,608,208

(1) –	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. On January 30, 2003, the Board of Directors increased the number of shares authorized under this program by an additional 50 million shares. At January 1, 2005, 23.6 million shares remain under this program.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Voting results for the matters submitted to stockholder vote in connection with the corporation’s 2004 Annual Meeting of Stockholders, which was held on October 28, 2004, were included in the corporation’s quarterly report on Form 10-Q for the first quarter of fiscal 2005 that was filed with the Securities and Exchange Commission on November 5, 2004.

Part II

Item 5 - Other Information

Sara Lee’s annual compensation for executive officers consists of salary and annual bonus. The amount of each executive officer’s annual bonus is dependent upon (i) Sara Lee’s achievement of predetermined performance goals, such as earnings per share, operating profit and increased sales, and (ii) the executive officer’s achievement of non-financial objectives, such as succession planning and diversity-related initiatives. These goals and objectives are set at the beginning of each fiscal year. The Compensation and Employee Benefits Committee of Sara Lee’s Board of Directors (the “Committee”) sets target and maximum award levels as a percent of salary. At the end of each fiscal year, the Committee determines the degree to which the goals and objectives were successfully completed, and retains full discretion as to the amount, if any, of the annual bonuses that are paid.

Brenda C. Barnes joined Sara Lee as its President and Chief Operating Officer on July 1, 2004, three days before Sara Lee’s fiscal year 2005 began. To provide incentive to Ms. Barnes to accept employment with Sara Lee, the Committee agreed to guarantee Ms. Barnes’ bonus for fiscal 2005, only, at the target award level. On January 27, 2005, the Committee and Ms. Barnes agreed that a portion of her fiscal 2005 annual bonus would be paid in the form of restricted stock units, rather than in cash. The restricted stock units would be granted on August 25, 2005 (the date fiscal 2005 annual bonuses are expected to be approved), would vest on August 31, 2006 and would be subject to forfeiture in the event her employment terminates before the vesting date. Upon vesting, the restricted stock units will be converted into shares of Sara Lee common stock on a one-for-one basis. The allocation of Ms. Barnes’ fiscal 2005 annual bonus between cash and restricted stock units will be finalized by the Committee in August 2005 and will be based upon the difference between the amount of her guaranteed bonus and the amount of bonus that would have been paid if the guarantee were not in effect.

Item 6 - Exhibits

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
10.1	Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement

10.2	Annual Incentive Plan Program for Fiscal Year 2005

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ Wayne R. Szypulski
Wayne R. Szypulski
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: January 31, 2005