Form 10-Q
period 2005-04-02
LEE SARA CORP
filed 2005-05-06
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On April 2, 2005, the Registrant had 787,295,157 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

Exhibit 10.1	Amendment No. 2 dated as of March 31, 2005 to the Rights Agreement dated as of March 26, 1998 between Sara Lee Corporation and EquiServe Trust Company, N.A., successor in interest to First Chicago Trust Company of New York, as rights agent

Exhibit 10.2	Retirement Agreement dated May 4, 2005 between Sara Lee Corporation and C. Steven McMillan

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

The Consolidated Financial Statements for the thirteen and thirty-nine weeks ended April 2, 2005 and March 27, 2004 and the balance sheet as of April 2, 2005 included herein have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to make a fair statement of the financial position at April 2, 2005 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of July 3, 2004 and the Consolidated Statement of Common Stockholders’ Equity for the period June 28, 2003 to July 3, 2004 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the fiscal year ended July 3, 2004. The results of operations for the thirteen and thirty-nine weeks ended April 2, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at April 2, 2005 and July 3, 2004

(In millions)

	(Unaudited) April 2, 2005	July 3, 2004
ASSETS
Cash and equivalents	$521	$638
Trade accounts receivable, less allowances	1,976	1,882
Inventories:
Finished goods	1,958	1,921
Work in process	385	397
Materials and supplies	470	461

	2,813	2,779
Other current assets	353	400
Net assets held for sale	2	—

Total current assets	5,665	5,699

Other non-current assets	167	153
Deferred tax asset	322	275
Property, net	3,217	3,271
Trademarks and other identifiable intangibles, net	1,950	2,024
Goodwill	3,472	3,414

	$14,793	$14,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$139	$54
Accounts payable	1,269	1,325
Accrued liabilities	2,867	2,914
Current maturities of long-term debt	226	1,070

Total current liabilities	4,501	5,363

Long-term debt	4,361	4,171
Pension obligation	871	871
Other liabilities	1,481	1,361
Minority interests in subsidiaries	78	75
Common stockholders’ equity	3,501	2,995

	$14,793	$14,836

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen and Thirty-Nine Weeks Ended April 2, 2005 and March 27, 2004

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Net sales	$4,785	$4,745	$14,845	$14,428

Cost of sales	3,018	2,888	9,374	8,826
Selling, general and administrative expenses	1,434	1,471	4,363	4,459
(Income from) charges for exit activities and business dispositions	(19)	6	(35)	11
Contingent sale gain	—	(119)	(117)	(119)
Interest expense	76	63	214	195
Interest income	(29)	(21)	(81)	(61)

	4,480	4,288	13,718	13,311

Income before income taxes	305	457	1,127	1,117
Income taxes	116	81	260	199

Net income	$189	$376	$867	$918

Net income per common share
Basic	$0.24	$0.47	$1.10	$1.17

Diluted	$0.24	$0.47	$1.09	$1.15

Average shares outstanding
Basic	791	791	790	787

Diluted	797	797	796	798

Cash dividends per common share	$0.1975	$0.1875	$0.5825	$0.5625

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period June 28, 2003 to April 2, 2005

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at June 28, 2003	$2,091	$8	$40	$3,787	$(10)	$(1,734)

Net income	918	—	—	918	—	—	$918
Translation adjustments, net of tax	156	—	—	—	—	156	156
Net unrealized gain /(loss) on qualifying cash flow hedges, net of tax	5	—	—	—	—	5	5

Comprehensive income							$1,079

Cash dividends -
Common ($0.5625 per share)	(445)	—	—	(445)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	79	—	79	—	—	—
Restricted stock	15	—	15	—	—	—
Reacquired shares - repurchases	(350)	—	(321)	(29)	—	—
Conversion of ESOP preferred to common	28	—	210	—	(182)	—
ESOP contributions and other	35	—	23	—	12	—

Balances at March 27, 2004	2,532	8	46	4,231	(180)	(1,573)

Net income	354	—	—	354	—	—	$354
Translation adjustments, net of tax	(21)	—	—	—	—	(21)	(21)
Minimum pension liability, net of tax	202	—	—	—	—	202	202
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(2)	—	—	—	—	(2)	(2)

Comprehensive income							$533

Cash dividends -
Common ($0.1875 per share)	(149)	—	—	(149)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	69	—	69	—	—	—
Restricted stock	7	—	7	—	—	—
ESOP contributions and other	3	—	(8)	1	10	—

Balances at July 3, 2004	2,995	8	114	4,437	(170)	(1,394)

Net income	867	—	—	867	—	—	$867
Translation adjustments, net of tax	277	—	—	—	—	277	277
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(37)	—	—	—	—	(37)	(37)

Comprehensive income							$1,107

Cash dividends-common ($0.5825 per share)	(459)	—	—	(459)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	150	—	150	—	—	—
Restricted stock	35	—	35	—	—	—
Reacquired shares - repurchases	(345)	—	(207)	(138)	—	—
ESOP contributions and other	18	—	12	—	6	—

Balances at April 2, 2005	$3,501	$8	$104	$4,707	$(164)	$(1,154)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Thirty-Nine Weeks Ended April 2, 2005 and March 27, 2004

(In millions)

Unaudited

	Thirty-nine Weeks Ended
	April 2, 2005	March 27, 2004
OPERATING ACTIVITIES -

Net income	$867	$918
Cash received from contingent sale proceeds	(117)	(119)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	414	393
Amortization of intangibles	140	121
Net gain on business dispositions	(57)	(8)
(Decrease) increase in deferred income taxes	(36)	54
Other	38	121
Changes in current assets and liabilities, net of businesses acquired and sold	(199)	(105)

Net cash from operating activities	1,050	1,375

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(347)	(331)
Dispositions of businesses and investments	72	119
Contingent sale proceeds	117	119
Sales of assets	67	40
Other	—	1

Net cash used in investment activities	(91)	(52)

FINANCING ACTIVITIES -
Issuances of common stock	150	79
Purchases of common stock	(345)	(350)
Borrowings of long-term debt	338	6
Repayments of long-term debt	(983)	(968)
Short-term borrowings (repayments), net	80	80
Payments of dividends	(458)	(445)

Net cash used in financing activities	(1,218)	(1,598)

Effect of changes in foreign exchange rates on cash	142	36

Decrease in cash and equivalents	(117)	(239)

Cash and equivalents at beginning of year	638	942

Cash and equivalents at end of quarter	$521	$703

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(24)	$(113)
Decrease (increase) in inventories	27	(3)
Decrease in other current assets	1	1
(Decrease) in accounts payable	(121)	(95)
(Decrease) increase in accrued liabilities	(82)	105

Changes in current assets and liabilities, net of businesses acquired and sold	$(199)	$(105)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the thirteen and thirty-nine week periods ended April 2, 2005, options to purchase 19.2 million and 19.5 million shares of the corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods. For the thirteen and thirty-nine week periods ended March 27, 2004, options to purchase 37.7 million and 50.5 million shares of the corporation’s common stock had exercise prices which were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The following is a reconciliation of net income to net income per share – basic and diluted for the thirteen and thirty-nine weeks ended April 2, 2005 and March 27, 2004:

Computation of Net Income per Common Share

(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Net income	$189	$376	$867	$918

Average shares outstanding – basic	791	791	790	787
Dilutive effect of stock option and award plans	6	6	6	4
Dilutive effect of ESOP plan	—	—	—	7

Average shares outstanding – diluted	797	797	796	798

Net Income Per Common Share – Basic	$0.24	$0.47	$1.10	$1.17

Net Income Per Common Share - Diluted	$0.24	$0.47	$1.09	$1.15

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Reported net income	$189	$376	$867	$918
Plus – Stock-based employee compensation included in reported net income, net of related tax effects	9	4	25	13
Less - Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(14)	(11)	(39)	(34)

Pro forma net income	$184	$369	$853	$897

Earnings per share:

Basic – as reported	$0.24	$0.47	$1.10	$1.17

Basic – pro forma	$0.23	$0.47	$1.08	$1.14

Diluted – as reported	$0.24	$0.47	$1.09	$1.15

Diluted – pro forma	$0.23	$0.46	$1.07	$1.13

3. Exit Activities and Business Dispositions

The reported results for the third quarter and first nine months of fiscal years 2005 and 2004 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts that differ from prior estimates. The (income) expense recognized in the various captions of the Consolidated Statements of Income are set out in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Cost of sales:
Curtailment gain from Bakery workforce reduction	$(2)	$—	$(28)	$—
Accelerated depreciation related to facility closures in:
Sara Lee Bakery segment	—	3	10	5
Household Products segment	3	—	10	—

Selling, general and administrative expenses	1	—	9	1

(Income from) charges for:
Exit activities	11	6	7	20
Business dispositions	(30)	—	(42)	(9)

(Increase) decrease in pretax income	(17)	9	(34)	17

Income taxes	7	(3)	14	(5)

(Increase) decrease in net income	$(10)	$6	$(20)	$12

(Increase) decrease in diluted EPS	$(0.01)	$0.01	$(0.03)	$0.02

These actions (increased) decreased the reported results of the business segments, corporate unallocated expense and amortization expense as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Sara Lee Meats	$(30)	$2	$(35)	$(3)
Sara Lee Bakery	(3)	7	(19)	9
Beverage	—	—	—	—
Household Products	1	—	(7)	2
Branded Apparel	—	—	(8)	4

(Increase) decrease in business segment income	(32)	9	(69)	12

Increase in unallocated corporate expense	14	—	26	4

Increase in amortization expense	1	—	9	1

(Increase) decrease in pretax income	$(17)	$9	$(34)	$17

The following provides a more detailed description of the exit activities and business disposition actions recognized in the third quarter and first nine months of fiscal years 2005 and 2004.

Fiscal 2005

Amounts Recognized in Cost of Sales

•	As a result of the termination of certain Bakery employees during fiscal 2005, the postretirement medical benefit plan in which these employees participated recognized curtailment gains in the third quarter and first nine months of fiscal 2005 of $2 million and $28 million, respectively.

•	Decisions to dispose of six manufacturing facilities and certain manufacturing equipment related to the Sara Lee Bakery and Household Products operations resulted in increased levels of depreciation on those assets. The increased depreciation in the third quarter and first nine months of fiscal 2005 was $3 million and $20 million, respectively. As of the end of the third quarter, three of the facilities had been sold and the remaining three facilities had been closed. The carrying value of the closed facilities is $2 million and represents their estimated net realizable value.

Amounts Recognized in Selling, General and Administrative Expenses

•	During the first quarter of fiscal 2005, management made a decision to exit certain regional bakery trademarks and customer relationships. A substantial portion of these actions was completed in the first quarter, with the remainder of the intangibles exited by the close of the third quarter. The accelerated amortization recognized as a result of these actions in the third quarter and first nine months of fiscal 2005 was $1 million and $9 million, respectively. There was no remaining book value for these intangible assets as of the end of the third quarter of fiscal 2005.

Amounts Recognized in Exit Activities and Business Dispositions

•	Costs for exit activities in the third quarter of fiscal 2005 were primarily related to severance charges for certain officers of the corporation, recognized in accordance with existing benefit plans and local employment laws. Exit costs for the first nine months of fiscal 2005 consist of these severance charges, offset in part by $4 million of income related to the completion of certain exit activities for amounts that were more favorable than previously anticipated. As of the end of the third quarter of fiscal 2005, the remaining severance obligation accrued on the Consolidated Balance Sheet was $10 million.

•	During the third quarter of fiscal 2005, the corporation recognized $30 million of income related to various business dispositions. Of this amount, $31 million relates to the gain recognized on the disposition of certain trademarks and other assets of the corporation’s canned meats business. In addition, a $3 million gain was recognized on the disposition of trademarks and other assets of various Household Products operations. Offsetting these gains is $4 million of professional fees incurred in connection with several planned future business dispositions. For the first nine months of fiscal 2005, the corporation recognized $42 million of income related to various business dispositions. Included in this amount are $58 million of gains related to completed transactions in the Sara Lee Meats, Household Products and Branded Apparel business segments. Offsetting these gains is $16 million of professional fees incurred in connection with several planned future business dispositions.

Fiscal 2004

Amounts Recognized in Cost of Sales

•	Decisions to dispose of certain manufacturing equipment related to Sara Lee Bakery resulted in increased levels of depreciation on those assets. When this equipment ceased being used and was available for sale, its carrying value was the estimated realizable value. The increased depreciation in the third quarter and first nine months of fiscal 2004 was $3 million and $5 million, respectively.

Amounts Recognized in Selling, General and Administrative Expenses

•	Decisions to abandon certain trademarks obtained with the Earthgrains acquisition resulted in increased levels of amortization on those assets. The majority of these actions were completed during the first quarter of fiscal 2004, with the trademarks completely abandoned by the end of the third quarter. The increased amortization recognized during the first nine months of fiscal 2004 was $1 million.

Amounts Recognized in Exit Activities and Business Dispositions

•	During the first nine months of fiscal 2004, management made a decision to terminate a number of employees and provide them with severance benefits in accordance with existing benefit plans or local employment laws. The costs recognized as a result of these actions in the third quarter and first nine months of fiscal 2004 was $6 million and $20 million, respectively.

•	Decisions to dispose of certain manufacturing equipment were made during the first quarter of fiscal 2004. This equipment was classified as held for sale and its planned disposal resulted in a charge of $6 million during the first nine months of fiscal 2004.

•	During the second quarter of fiscal 2004, the corporation completed certain exit activities for amounts that were less than previously anticipated. The completion of these actions resulted in the recognition of income in the first nine months of fiscal 2004 of $6 million.

•	During the first quarter of fiscal 2004, the corporation recognized a net $9 million gain on the disposal of certain businesses. The most significant of these was a $13 million gain on the disposal of a minority ownership position in a Sara Lee Meats business. Offsetting this gain was a net $4 million charge, primarily related to the disposal of a component of a European Branded Apparel business. This net gain is recognized in the results of the first nine months of fiscal 2004.

Status of Restructuring Reserves

Over the past several years, the corporation has initiated and executed a number of restructuring programs. The charges and credits recognized in the third quarter and first nine months of fiscal 2005 and 2004 related to these programs are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In millions)	April 2, 2005	Mar. 27, 2004	April 2, 2005	Mar. 27, 2004
Exit and disposal programs:
Fiscal 2005 restructuring actions	$13	$—	$12	$—
Fiscal 2004 restructuring actions	—	9	—	32
Fiscal 2003 Bakery and Beverage Restructuring	—	—	—	(1)
Business Reshaping	—	—	—	(5)
Other restructuring actions	—	—	(4)	—

Total exit costs (income)	13	9	8	26

Business dispositions	(30)	—	(42)	(9)

Total costs (income) from exit activities and business dispositions	$(17)	$9	$(34)	$17

Fiscal 2004 Restructuring Actions

During fiscal 2004, the corporation approved a series of actions to exit certain defined business activities and lower its cost structure. The net impact of these actions was to reduce income before income taxes by $82 million, which consisted of decreases in the results of the following segments: Sara Lee Meats – $11 million; Sara Lee Bakery – $26 million; Beverage – $6 million; Household Products – $1 million; Branded Apparel – $34 million; and the corporate headquarters – $4 million. The components of the net charge are as follows:

•	$70 million of the net charge was for the cost associated with terminating 6,222 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. The specific location of these employees is summarized in a table contained in this note. As of the end of the third quarter of fiscal 2005, 5,964 of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Condensed Consolidated Balance Sheet was $18 million.

•	$11 million of the net charge was related to the cost to dispose of certain manufacturing equipment. As of the end of the third quarter of fiscal 2005, the corporation is in the process of completing the disposition of these assets, and any remaining assets have a current net book value of zero. The estimated realizable value of these assets was based upon management’s estimates.

•	$1 million of the net charge was related to the decision to abandon certain trademarks obtained with the Earthgrains acquisition. By the end of fiscal 2004, these trademarks had been abandoned and their net book value was zero.

The following table summarizes the employee terminations by location and business segment:

Number of employees	Sara Lee Meats	Sara Lee Bakery	Beverage	Household Products	Branded Apparel	Corporate	Total
United States	44	1,073	37	—	624	48	1,826
Canada	—	—	—	12	—	—	12
Puerto Rico, Mexico and Latin America	—	—	155	—	3,919	—	4,074
Europe	58	31	19	1	201	—	310

	102	1,104	211	13	4,744	48	6,222

As of April 2, 2005
Actions Completed	99	1,101	211	13	4,492	48	5,964
Actions Remaining	3	3	—	—	252	—	258

	102	1,104	211	13	4,744	48	6,222

Fiscal 2003 Bakery and Beverage Restructuring Actions

During fiscal 2003, the corporation’s management approved actions to reduce the cost structure of the Bakery and Beverage businesses. All actions approved under this plan were completed by the end of fiscal 2004. As of the end of the third quarter of fiscal 2005, the severance and lease obligations related to these actions remaining in accrued liabilities on the Condensed Consolidated Balance Sheet was less than $1 million.

Business Reshaping

The following table summarizes the charges taken for approved exit activities under the Business Reshaping program that commenced in fiscal 2001, and the related status of this program as of April 2, 2005. All actions included in this program have been completed. The accrued amounts remaining as of the end of the third quarter of fiscal 2005 represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Cumulative Exit Costs Recognized	Actual Loss on Asset Disposal	Cash Payments	Accrued Exit Costs as of April 2, 2005
Employee termination and other benefits	$196	$—	$(187)	$9
Other exit costs – includes noncancelable lease and other contractual obligations	54	—	(50)	4
Losses on disposals of property and equipment and other related costs	54	(54)	—	—
Losses on disposal of inventories	19	(19)	—	—
Moving and other related costs	10	—	(10)	—

Total exit costs	$333	$(73)	$(247)	$13

The completion of the remainder of the Business Reshaping program is expected to require the use of $13 million in cash, which will be funded from operations.

4. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(In millions)	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) On Qualifying Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at June 28, 2003	$(928)	$(17)	$(789)	$(1,734)
Other comprehensive income (loss) activity	156	5	—	161

Balance at March 27, 2004	(772)	(12)	(789)	(1,573)

Other comprehensive income (loss) activity	(21)	(2)	202	179

Balance at July 3, 2004	(793)	(14)	(587)	(1,394)

Other comprehensive income (loss) activity	277	(37)	—	240

Balance at April 2, 2005	$(516)	$(51)	$(587)	$(1,154)

5. Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A complete description of the corporation’s hedging programs and instruments is included in the corporation’s annual report on Form 10-K which is filed with the Securities and Exchange Commission. As of July 3, 2004, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $14 million. During the nine months ended April 2, 2005, $85 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $48 million of accumulated net derivative losses were released from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at April 2, 2005 of an accumulated loss of $51 million. At April 2, 2005, the maximum maturity date of any cash flow hedge was approximately 1¼ years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $46 million, at the time the underlying hedged transaction is realized.

During the first nine months of fiscal 2005, the corporation recognized an expense of $11 million for hedge ineffectiveness related to cash flow hedges which is recorded in the “Selling, general and administrative expenses” line in the Consolidated Statement of Income. Other disclosures related to gains and losses excluded from the assessment of hedge effectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur, have been omitted due to the insignificance of these amounts. During the nine months ended April 2, 2005, a net loss of $81 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

6. Segment Information

The following is a summary of sales and operating segment income by business segment for the thirteen and thirty-nine weeks ended April 2, 2005 and March 27, 2004.

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Sara Lee Meats	$1,029	$976	$104	$97
Sara Lee Bakery	790	810	31	26
Beverage	844	801	123	140
Household Products	599	599	102	109
Branded Apparel	1,524	1,562	90	142

Total business segments	4,786	4,748	450	514
Intersegment sales	(1)	(3)	—	—

Total net sales and operating segment income	4,785	4,745	450	514

Amortization of intangibles	—	—	(30)	(28)
General corporate expenses	—	—	(68)	(106)
Contingent sale proceeds	—	—	—	119

Total net sales and operating income	4,785	4,745	352	499
Net interest expense	—	—	(47)	(42)

Net sales and income before income taxes	$4,785	$4,745	$305	$457

	Thirty-nine Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Sara Lee Meats	$3,188	$3,054	$251	$313
Sara Lee Bakery	2,481	2,517	160	121
Beverage	2,486	2,314	344	361
Household Products	1,782	1,743	280	279
Branded Apparel	4,912	4,805	379	401

Total business segments	14,849	14,433	1,414	1,475
Intersegment sales	(4)	(5)	—	—

Total net sales and operating segment income	14,845	14,428	1,414	1,475

Amortization of intangibles	—	—	(92)	(78)
General corporate expenses	—	—	(179)	(265)
Contingent sale proceeds	—	—	117	119

Total net sales and operating income	14,845	14,428	1,260	1,251
Net interest expense	—	—	(133)	(134)

Net sales and income before income taxes	$14,845	$14,428	$1,127	$1,117

7. Sale of Canned and Shelf-Stable Meat and Poultry Assets

In January 2005, the corporation disposed of the trademarks, working capital and certain fixed assets related to a line of canned and shelf-stable meat and poultry products and received cash proceeds of $45.5 million. The impact of this transaction on pretax income is reflected in the line in the Consolidated Income Statement titled, “ (Income from) charges for exit activities and business dispositions”. This transaction increased pretax income, net income and diluted earnings per share in the third quarter of fiscal 2005 by $31 million, $20 million and $0.025 per share, respectively. The annual sales of this product line are approximately $80 million.

8. Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost for third quarter and first nine months of fiscal 2005 and 2004 are as follows:

	Thirteen Weeks Ended April 2, 2005		Thirteen Weeks Ended March 27, 2004
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$37	$3	$35	$4
Interest cost	71	6	61	7
Expected return on plan assets	(63)	—	(52)	—
Amortization of
Transition (asset) obligation	—	—	1	—
Prior service cost	1	(4)	1	(2)
Net actuarial loss	21	1	32	1

Net periodic benefit cost	$67	$6	$78	$10

Curtailment gain	$—	$2	$—	$—

	Thirty-nine Weeks Ended April 2, 2005		Thirty-nine Weeks Ended March 27, 2004
	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$110	$11	$102	$12
Interest cost	209	18	178	21
Expected return on plan assets	(186)	—	(152)	—
Amortization of
Transition (asset) obligation	—	(1)	3	(1)
Prior service cost	3	(12)	4	(7)
Net actuarial loss	62	2	93	4

Net periodic benefit cost	$198	$18	$228	$29

Curtailment gain	$—	$28	$—	$—

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

The corporation expects to make cash contributions to its defined benefit pension plans of $331 million in fiscal 2005 as compared to $112 million in fiscal 2004. In the first nine months of fiscal 2005, the corporation contributed $299 million to the defined benefit plans that it sponsors.

9. Taxes

During the third quarter of fiscal 2005, the corporation adopted a plan to repatriate approximately $928 million of accumulated income from controlled foreign corporations to the U.S. under the American Jobs Creation Act of 2004 (“the Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The corporation recognized in the third quarter of fiscal 2005 a tax charge of $51 million, which increased the tax rate during the third quarter of fiscal 2005 and first nine months of fiscal 2005 by 16.8% and 4.5%, respectively, and reduced diluted EPS for the third quarter of fiscal 2005 and the first nine months of fiscal 2005 by $0.06.

During the second quarter of fiscal 2005, the government of the Netherlands enacted legislation that provides for a graduated reduction in the statutory tax rate of profits from 34.5% in calendar 2004 to 30% in calendar 2007. The impact of this change reduced the corporation’s deferred tax liability by $24 million and this benefit was recognized in the tax provision in the second quarter of fiscal year 2005. This tax rate reduction reduced the effective tax rate for the corporation during the first nine months of fiscal 2005 by 2.1%, which increased diluted earnings per share by $0.03.

10. Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the first payment passed in the third quarter of fiscal 2004 and the corporation received the annual payment which was equivalent to $119 million based upon the exchange rates on the date of receipt. The contingencies associated with the second annual contingent payment passed in the first quarter of fiscal 2005 and the corporation received the payment which was equivalent to $117 million based upon exchange rates on the date of receipt. Each of these amounts is recognized in the corporation’s earnings when received and each of the payments increased diluted earnings per share by $0.15 when they were recognized.

11. Goodwill

Substantially all of the change in the goodwill balance between July 3, 2004 and April 2, 2005 is due to the impact of changes in foreign currency exchange rates.

12. Impairment Review

The corporation tests goodwill and intangible assets not subject to amortization for impairment during the second quarter of each fiscal year. As a result of the annual review, the corporation concluded that certain intangible assets with a value of $51 million had lives that were no longer indefinite and economic useful lives of 10 years were assigned to these intangible assets. At the end of fiscal 2004, $1,595 million of the $2,024 million of total intangible assets were subject to amortization. After reclassifying these intangible assets to the finite lived category, the annual amortization of intangibles is expected to be approximately $180 million.

13. Issued But Not Yet Effective Accounting Standards

Share-Based Payments

Currently, the corporation recognizes employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation for substantially all of the corporation’s equity-based awards is measured on the date the shares are granted. Under APB No. 25, no compensation expense has been recognized for stock options, replacement stock options and shares purchased under the Employee Stock Purchase Plan. Compensation expense is, however, recognized for the cost of restricted share unit awards granted to employees under the provisions of APB No. 25.

In October 1995, the FASB issued Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123 allowed, but did not require, the recognition of compensation cost for employee stock options based on the estimated fair value of those options. Statement No. 123 did, however, require companies to include certain disclosures about stock based compensation arrangements regardless of the method used to account for them. The pro forma amounts required to be disclosed by a company that continued to apply the accounting provisions of APB No. 25 reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method defined in Statement 123. For the fiscal year ended July 3, 2004, these disclosures indicated that diluted earnings per share would have been $0.03 lower under the provisions of Statement 123. In fiscal 2005, these disclosures are contained in note 2 of this document and indicate that diluted EPS would have been $0.01 lower in the third quarter and $0.02 lower for the nine months ended April 2, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Statement 123R), “Share-Based Payments”, the provisions of which become effective for the corporation on July 3, 2005. This Statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The corporation is currently evaluating the provisions of Statement 123R and has not determined the impact of adopting this statement at this time.

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

Item II

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the third quarter and first nine months of fiscal 2005 compared with the third quarter and first nine months of fiscal 2004 and a discussion of the changes in financial condition and liquidity during the first nine months of fiscal 2005. The following is an outline of the analyses included herein:

•	Overview

•	Third Quarter of Fiscal 2005

•	First Nine Months of Fiscal 2005

•	Cash Flow

•	Transformation Plan

•	Consolidated Results – Third Quarter of Fiscal 2005 Compared with Third Quarter of Fiscal 2004

•	Operating Results by Business Segment – Third Quarter of Fiscal 2005 Compared with Third Quarter of Fiscal 2004

•	Consolidated Results – First Nine Months of Fiscal 2005 Compared with First Nine Months of Fiscal 2004

•	Operating Results by Business Segment – First Nine Months of Fiscal 2005 Compared with First Nine Months of Fiscal 2004

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Overview

Third Quarter of Fiscal 2005

Net sales in the third quarter of fiscal 2005 increased 0.8%, primarily attributable to the strengthening of foreign currencies versus the U.S. dollar and price increases in certain categories, substantially offset by declines in net sales from lower unit volume. Changes in foreign currency increased net sales by 2.0% during the quarter with the European euro and the British pound primarily responsible for the increase. Unit volumes declined during the third quarter in the Sara Lee Bakery, Beverage, Household Products and Branded Apparel segments, which partially offset the net sales increase. There were no business acquisitions completed after the start of the third quarter of fiscal 2004; however, the corporation began consolidating the sales of a joint venture in the fourth quarter of fiscal 2004 as a result of the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The incremental sales recognized in the third quarter of fiscal 2005 from this action were $26 million and were essentially offset by the elimination of sales associated with the disposition of certain operations.

Operating income for the corporation decreased by $147 million, or 29.3%, in the third quarter of fiscal 2005. Operating income was comprised of the following items:

•	The gross margin declined by $90 million as a 2.1% decline in the gross margin percentage more than offset the increase in the gross margin resulting from increased sales. The gross margin percentage declined in each business segment except the Sara Lee Bakery, primarily due to increased raw material costs in all segments.

•	Selling, general and administrative (SG&A) expenses in the third quarter of fiscal 2005 were $37 million lower than in the comparable period of the prior year. This was primarily due to the benefits of ongoing restructuring efforts, lower employee benefit plan costs and lower corporate office expenses. Partially offsetting these reductions was a $2 million increase in intangible amortization costs. SG&A costs as a percentage of sales declined from 31.0% in the third quarter of fiscal 2004 to 30.0% in the third quarter of fiscal 2005. SG&A costs as a percentage of sales declined or were unchanged in each of the business segments except the Branded Apparel segment.

•	Income from exit activities and business dispositions in the third quarter of fiscal 2005 was $19 million as compared to a $6 million charge in the comparable period of fiscal 2004. The income in fiscal 2005 resulted from $30 million of income from certain business disposition actions that occurred during the quarter, which was partially offset by a charge of $11 million that primarily consisted of certain approved severance actions.

•	The corporation received and recognized contingent sale proceeds of $119 million in the third quarter of fiscal 2004 from the sale of the corporation’s cut tobacco business which represents the payment for fiscal 2004. The corporation subsequently received and recognized the payment for fiscal 2005 in the first quarter of fiscal 2005.

Income before income taxes in the third quarter of fiscal 2005 decreased by $152 million as a result of the $147 million decrease in operating income, plus a $5 million increase in net interest expense which was due to higher average borrowing rates during the quarter.

Income tax expense increased by $35 million in the third quarter of fiscal 2005, primarily from the following factors:

•	During the third quarter of fiscal 2005, the corporation adopted a plan to repatriate approximately $928 million of accumulated income from controlled foreign corporations to the U.S. under the American Jobs Creation Act of 2004 (“the Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. Upon adopting the plan to repatriate these funds, the corporation recognized in the third quarter of fiscal 2005 a tax charge of $51 million.

•	Lower operating income, including the country-by-country mix in earnings during the third quarter of fiscal 2005, decreased income tax expense by $16 million.

Net income in the third quarter of fiscal 2005 decreased by $187 million or 49.7% as a result of the above, while diluted earnings per share decreased $0.23 or 48.9%.

First Nine Months of Fiscal 2005

For the first nine months of fiscal 2005, net sales increased $417 million, or 2.9%, to $14,845 million as the impact of changes in foreign currency and price increases in certain categories were partially offset by lower unit volumes. Changes in foreign currency, particularly the European euro and British pound, increased net sales by $419 million, or 2.9%. The corporation recognized $76 million of sales in the first nine months of fiscal 2005 from the consolidation of a joint venture in which the corporation has an ownership position, and the first nine months of fiscal 2004 include net sales of $81 million from businesses that have been disposed of after the start of fiscal 2004. The difference between these amounts reduced net sales by $5 million.

Operating income for the corporation increased by $9 million, or 0.7%, in the first nine months of fiscal 2005 and was comprised of the following:

•	The gross margin declined by $131 million as a 1.9% decline in the gross margin percentage more than offset the increase in the gross margin resulting from increased sales. The gross margin percentage declined in each business segment except the Sara Lee Bakery, primarily due to increased raw material costs in all segments.

•	Selling, general and administrative (SG&A) expenses in the first nine months of fiscal 2005 were $96 million lower than in the comparable period of the prior year. This was primarily due to lower benefit plan costs, lower corporate office expenses, the benefits of ongoing restructuring efforts, favorable comparisons to the prior year for certain administrative costs and the disposition of certain businesses in fiscal 2004. Partially offsetting these reductions was a $14 million increase in intangible amortization costs. SG&A costs as a percentage of sales declined from 30.9% in the first nine months of fiscal 2004 to 29.4% in the first nine months of fiscal 2005. SG&A costs as a percentage of sales declined or were unchanged in each of the corporation’s business segments.

•	Income from exit activities and business dispositions in the third quarter of fiscal 2005 was $35 million as compared to an $11 million charge in the comparable period of fiscal 2004. The income in fiscal 2005 resulted from $42 million of income from certain business disposition actions that occurred during the nine month period, which was partially offset by a net charge of $7 million which primarily consisted of certain approved severance actions, net of certain exit activities that were completed for amounts more favorable than originally estimated.

•	The corporation received and recognized contingent sale proceeds of $117 million in the first nine months of fiscal 2005 and $119 million in the first nine months of fiscal 2004 from the sale of the corporation’s cut tobacco business. Under the terms of the sale agreement, the corporation received this cash payment because tobacco continues to be a legal product in the countries in which the business operated. The corporation recognized the income associated with this contingency when the cash was received.

Income before income taxes in the first nine months of fiscal 2005 increased by $10 million primarily due to the increase in operating income, plus a $1 million reduction in net interest expense.

Income tax expense increased by $61 million in the first nine months of fiscal 2005, primarily from three factors:

•	During the third quarter of fiscal 2005, the corporation adopted a plan to repatriate approximately $928 million of accumulated income from controlled foreign corporations to the U.S. under the American Jobs Creation Act of 2004 (“the Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. Upon the approval to repatriate these funds, the corporation recognized in the first nine months of fiscal 2005 a tax charge of $51 million.

•	During the second quarter of fiscal 2005, the government of the Netherlands passed legislation that will reduce the statutory tax rate on profits that went into effect on January 1, 2005. The impact of this change reduced the corporation’s deferred tax liability by $24 million and this benefit was recognized in the tax provision in the first nine months of fiscal 2005.

•	The change in operating income plus the country-by-country mix in earnings during the first nine months of fiscal 2005 as compared to the prior year comparable period, increased income tax expense by $34 million.

Net income in the first nine months of fiscal 2005 decreased by $51 million, or 5.5%, primarily as a result of changes in income tax expense. Diluted earnings per share in the first nine months of fiscal 2005 decreased 5.2%.

Cash Flow

The corporation’s cash flow from operations decreased from $1,375 million in the first nine months of fiscal 2004 to $1,050 million in the first nine months of fiscal 2005, a decline of 23.6%. This decline was primarily related to lower profitability, higher cash utilization for working capital purposes and funding of employee benefit obligations.

The corporation used cash on hand and borrowings of short- and long-term indebtedness to repay $983 million of long-term debt, repurchase $345 million of common stock and pay $458 million of dividends. The corporation issued $338 million of long-term debt and $80 million of net short-term debt to help fund the debt repayment. Further information and details regarding the performance of the corporation and its business segments follows.

Transformation Plan

In February 2005, the corporation announced a transformation plan designed to improve the corporation’s performance and better position Sara Lee for long-term growth. The plan includes the following significant components:

•	Effective July 3, 2005 the corporation will re-organize its business operations around distinct consumers, customers and geographic markets in order to build functional excellence, increase strategic focus, simplify the organization and eliminate layers. The company’s new structure will be organized around the following groups:

•	Sara Lee Food & Beverage - will include bakery, packaged meats and the Senseo retail coffee business in North America;

•	Sara Lee Foodservice - will include the bakery, coffee and meats foodservice business in North America; and

•	Sara Lee International – will include the bakery and beverage businesses outside of North America, the global household products business, as well as the European packaged meats business.

In conjunction with this reorganization the corporation announced plans to locate the management of its North American businesses along with a majority of its corporate staff at a single site in Downers Grove, Illinois. In the fourth quarter of 2005, the corporation expects to begin recognizing material costs associated with the simplification of the organization structure and the relocation of the operating management of the North American businesses. At the present time the corporation is evaluating the segments to be reported under the new organization structure.

•	The corporation also announced plans to dispose of certain businesses. These actions include:

•	The spin off of the Sara Lee Branded Apparel Americas/Asia business

•	The sale of the European Apparel business, European Meats business and the Direct Selling business

•	The sale of certain assets of the U.S. retail coffee operations, excluding Senseo

At the end of the quarter the only business that was being actively marketed was the European Apparel operation and no decision has been made as to the structure of these dispositions.

•	The corporation expects to reduce the number of brands utilized in its North American Bakery business as well as increase the research and development and marketing spending behind a smaller group of large brands. The net book value of the trademarks currently used in the North American Bakery operation is $327 million and a substantial portion of this asset will be written off as customers are transitioned to the larger brands. The exact amount and timing of the non-cash charge associated with these actions has not yet been determined.

•	The corporation also announced its intent to improve its information technology systems and processes. The primary elements of this program are the continued consolidation of information processing and technology resources and the costs to implement a standard information technology platform across the North American businesses. There are a number of variables that impact the cost of installing and transitioning to new information systems. At this point, the company has not estimated the timing and amount of the capital versus expense element of this project.

Consolidated Results – Third Quarter of Fiscal 2005 Compared with Third Quarter of Fiscal 2004

Operating results by business segment in the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004 are as follows:

	Thirteen Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Sara Lee Meats	$1,029	$976	$104	$97
Sara Lee Bakery	790	810	31	26
Beverage	844	801	123	140
Household Products	599	599	102	109
Branded Apparel	1,524	1,562	90	142

Total business segments	4,786	4,748	450	514
Intersegment sales	(1)	(3)	—	—

Total net sales and operating segment income	4,785	4,745	450	514

Amortization of intangibles	—	—	(30)	(28)
General corporate expenses	—	—	(68)	(106)
Contingent sale proceeds	—	—	—	119

Total net sales and operating income	4,785	4,745	352	499
Net interest expense	—	—	(47)	(42)

Net sales and income before income taxes	$4,785	$4,745	$305	$457

The following table summarizes net sales and operating income performance for the third quarter of fiscal 2005 and 2004 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance - (In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Net sales	$4,785	$4,745	$40	0.8%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(95)	$95
Acquisitions / dispositions	26	27	(1)

Total	$26	$(68)	$94

Operating income	$352	$499	$(147)	(29.3)%

Increase / (Decrease) in operating income from
Receipt of contingent sale proceeds	$—	$119	$(119)
Changes in foreign currency exchange rates	—	(17)	17
Exit activities and business dispositions	19	(6)	25
Curtailment gain	2	—	2
Accelerated depreciation on facilities sold	(3)	(3)	—
Accelerated amortization of intangibles	(1)	—	(1)
Acquisitions/dispositions	—	5	(5)

Total	$17	$98	$(81)

Net Sales

Consolidated net sales increased $40 million, or 0.8%, in the third quarter of fiscal 2005 over the third quarter of fiscal 2004, to $4,785 million. The strengthening of foreign currencies, particularly the euro, increased reported net sales by 2.0%, or $95 million. Net sales in the third quarter of fiscal 2005 include sales of $26 million from a joint venture that the corporation started to consolidate upon the adoption of Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” in the fourth quarter of fiscal 2004. The impact of these sales is included in the table above in the line labeled “Acquisitions / dispositions.” Net sales in the third quarter of fiscal 2004 include $27 million from businesses disposed of after the start of the third quarter of fiscal 2004. The net impact of acquisitions and dispositions between the third quarters of fiscal 2005 and 2004 reduced net sales by $1 million, or 0.1%. The remaining net sales decrease of $54 million, or 1.1%, resulted from decreases in net sales in the Sara Lee Bakery, Household Products and Branded Apparel business segments. The Sara Lee Bakery Group experienced lower net sales under a continuing program to reduce sales of low margin institutional and private label fresh breads, plus the impact of lower U.S. frozen retail bakery shipments during the quarter. Net sales in the Household Products segment decreased primarily due to lower unit volumes of air care products and lower average selling prices, while net sales declined in the Branded Apparel segment primarily due to lower unit volumes. The Sara Lee Meats and Beverage segments increased selling prices during the quarter to pass along higher raw material costs which had a negative impact on unit volumes, but increased net sales.

Unit Volumes

Unit volumes in the Sara Lee Meats segment increased 1% in the third quarter with increases in the three geographic areas of the U.S., Europe and Mexico. In a planned effort to reduce sales of low margin U.S. fresh bread, Sara Lee Bakery exited certain unprofitable non-core bakery businesses. These exits, plus lower shipments of U.S. frozen retail baked goods, reduced the Sara Lee Bakery segment unit volumes by 6% in the third quarter of fiscal 2005. In the Beverage segment in the third quarter, unit volumes for roasted coffee declined by 2% from continued weakness in the U.S. and European coffee markets. The unit volumes for the four core categories of the Household Products segment decreased 4% in the third quarter due primarily to lower shipments of air care products due to a competitive marketplace. In the third quarter, unit volumes declined in the Branded Apparel segment based upon declines in the three categories of intimates, knit products, and legwear.

Gross Margin Percent

The gross margin percentage declined from 39.1% in the third quarter of fiscal 2004 to 37.0% in the third quarter of fiscal 2005. The gross margin percentage of Sara Lee Meats declined by 4 points, Beverage declined by 3 points, Branded Apparel declined by 2 points, and the Household Products segment declined by 1 point. The Sara Lee Bakery segment increased by approximately  1/2 of a point. The gross margin percentages in the Sara Lee Meats and Beverage operations reflect the impact of higher raw material costs that the corporation was not able to pass along to customers through higher selling prices. These cost increases exceeded cost reductions resulting from ongoing restructuring efforts and lower benefit plan costs. The Branded Apparel operations reflect continued higher raw material costs, continued competitive product pricing, costs associated with slow moving inventory and the impact of lower unit volumes on manufacturing costs. The lower gross margin percentage in the Household Products segment is primarily due to lower net selling prices due to competitive market conditions. The improved gross margin percentage in the Sara Lee Bakery business is primarily due to improvements in the mix of products sold and the benefits resulting from ongoing restructuring efforts and lower benefit plan costs.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Selling, general and administrative expenses:

SG&A expenses in the business segment results	$1,336	$1,337	$(1)	—%
Amortization of identifiable intangibles	30	28	2	6.5
General corporate expenses	68	106	(38)	(35.9)

Total SG&A expenses	$1,434	$1,471	$(37)	(2.5)%

Total selling, general and administrative (“SG&A”) expenses decreased $37 million, or 2.5%, in the third quarter of fiscal 2005 over the comparable prior year quarter. Changes in foreign currency exchange rates, primarily in the euro, increased SG&A expenses by $26 million, or 1.7%. Therefore, the remaining decrease in SG&A expenses was $63 million, or 4.2%. Measured as a percent of sales, SG&A expenses declined from 31.0% in the third quarter of fiscal 2004 to 30.0% in the third quarter of fiscal 2005 as SG&A expenses as a percentage of sales declined in Sara Lee Meats, Sara Lee Bakery and Household Products, and increased in Branded Apparel. SG&A expenses as a percentage of sales was unchanged in the Beverage segment. Total SG&A expenses reported in the business segments was virtually unchanged between the third quarter of fiscal 2004 and the third quarter of fiscal 2005. Amortization of intangibles increased by $2 million, or 6.5%, primarily from a $1 million charge in the Sara Lee Bakery segment to accelerate the amortization of certain intangibles that are to be abandoned, plus the impact of changes in foreign currency and the reclassification of certain trademarks to the finite lived category. General corporate expenses, which are not allocated to the individual business segments, declined by $38 million, or 35.9%, primarily due to a decline in benefit plan costs and certain corporate office and administrative costs and favorable foreign exchange costs as compared to the prior year.

(Income from) Charges for Exit Activities and Business Dispositions

The reported results for the third quarter of fiscal 2005 and 2004 reflect amounts recognized for exit and business disposition actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Thirteen Weeks Ended
(In millions)	April 2, 2005	March 27, 2004
Cost of sales
Curtailment gain from Sara Lee Bakery workforce reduction	$(2)	$—
Accelerated depreciation related to facility closures in
Sara Lee Bakery segment	—	3
Household Products segment	3	—

Selling, general and administrative expenses	1	—

(Income from) charges for
Exit activities	11	6
Business dispositions	(30)	—

Impact on income before income taxes	(17)	9

Income taxes on exit activities and business dispositions	7	(3)

Impact on net income	$(10)	$6

The following is a summary of the actions that impacted the third quarter of fiscal 2005. The amount recognized on the line titled “Cost of sales”, as noted in the table above, consists of a $2 million curtailment gain from the closure of certain Sara Lee Bakery plants, which was partially offset by a $3 million charge for accelerated depreciation on certain facilities to be sold in the Household Products segment. SG&A expenses include a $1 million charge for accelerated amortization for the cost to abandon certain Sara Lee Bakery intangible assets. The line titled “(Income from) charges for exit activities and business dispositions” includes income of $19 million which consists of the following components: an $11 million charge for exit activities and a $30 million net gain from business dispositions. The $11 million charge relates to certain approved severance actions. The $30 million net gain consists of the following: a $34 million gain relates to the disposition of trademarks, working capital and certain fixed assets related to a canned and shelf-stable meat and poultry products business; plus, certain non-core Household Products brands. Offsetting these amounts is a $4 million charge that relates to the cost to evaluate the disposition of certain other businesses. The net impact of these actions was to increase pretax income and net income by $17 million and $10 million, respectively, and increased diluted earnings per share by $0.01.

The total charge recognized in fiscal 2004 consists of the following components. Included on the line titled “Cost of sales” is a $3 million charge for accelerated depreciation expense related to assets to be disposed. Included on the line titled “(Income from) charges for exit activities and business dispositions” is a $6 million charge associated with terminating a number of employees. These charges reduced diluted earnings per share during the period by $0.01.

The costs (income) of the above actions on the corporation’s business segments and amortization expense are summarized as follows:

	Thirteen Weeks Ended
(In millions)	April 2, 2005	March 27, 2004
Sara Lee Meats	$(30)	$2
Sara Lee Bakery	(3)	7
Beverage	—	—
Household Products	1	—
Branded Apparel	—	—

Impact on the business segments	(32)	9

Corporate office	14	—
Accelerated amortization of intangibles	1	—

Impact on income before income taxes	$(17)	$9

These actions are more fully explained in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of the exit activities taken since the beginning of fiscal 2004, the corporation’s cost structure was reduced and efficiency improved. The total annual savings expected to be generated from restructuring efforts is $62 million in fiscal 2005, of which $18 million was realized in the third quarter of fiscal 2005.

Net Interest Expense

Net interest expense increased by $5 million in the third quarter of fiscal 2005, to $47 million primarily as a result of higher average interest rates.

Income Tax Expense

The effective tax rate increased from 17.6% in the third quarter of fiscal 2004 to 37.9% in the third quarter of fiscal 2005 primarily due to the following factors:

•	During the third quarter of fiscal 2005, the corporation adopted a plan to repatriate approximately $928 million of accumulated income from controlled foreign corporations to the U.S. under the American Jobs Creation Act of 2004 (“the Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. Upon the approval to repatriate these funds, the corporation recognized in the third quarter of fiscal 2005 a tax charge of $51 million, which increased the tax rate during the third quarter by 16.8%.

•	The exit activities and business dispositions that were recognized by the corporation during the third quarter of fiscal 2005, plus changes in the country-by-country mix in earnings, increased the tax rate by 3.5% during the third quarter.

Consolidated Net Income and Diluted Earnings Per Share (“EPS”)

Consolidated net income of $189 million in the third quarter of fiscal 2005 was $187 million, or 49.7% lower than the prior year comparable quarter. The decline in net income was primarily due to the following factors:

•	The corporation’s gross margin percentage declined by 2.1% as the corporation’s business segments experienced higher costs for certain commodity based raw materials in the Sara Lee Meats, Beverage and Branded Apparel business and experienced pricing pressures from a competitive marketplace which reduced the corporation’s gross profit by $90 million.

•	Selling, general and administrative (SG&A) expenses in the third quarter of fiscal 2005 were $37 million lower than in the comparable period of the prior year. This was primarily due to the benefits of ongoing restructuring efforts, lower employee benefit plan costs and lower corporate office expenses. Partially offsetting these reductions was a $2 million increase in intangible amortization costs. SG&A costs as a percentage of sales declined from 31.0% in the third quarter of fiscal 2004 to 30.0% in the third quarter of fiscal 2005. SG&A costs as a percentage of sales declined or was unchanged in each of the business segments except the Branded Apparel segment.

•	In the third quarter of fiscal 2005, the corporation recognized income from exit activities and business dispositions of $19 million, while in the third quarter of fiscal 2004, the corporation recognized charges for exit activities of $6 million.

•	The corporation received and recognized contingent sale proceeds of $119 million in the third quarter of fiscal 2004 from the sale of the corporation’s cut tobacco business which represents the payment for fiscal 2004. The corporation subsequently received and recognized the payment for fiscal 2005 in the first quarter of fiscal 2005.

•	Due to the increase in average borrowing rates, net interest expense increased by $5 million in the third quarter of fiscal 2005.

•	Income tax expense increased by $35 million, primarily as a result of the charge for the corporation’s plan to repatriate accumulated income from controlled foreign corporations.

Diluted EPS decreased from $0.47 in the third quarter of fiscal 2004 to $0.24 in the third quarter of fiscal 2005, a decrease of 48.9%.

Operating Results by Business Segment – Third Quarter of Fiscal 2005 Compared with Third Quarter of Fiscal 2004

Sara Lee Meats

	Thirteen Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Change in unit volume				1%

Net sales	$1,029	$976	$53	5.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(12)	$12
Dispositions	—	19	(19)

Total	$—	$7	$(7)

Operating segment income	$104	$97	$7	8.2%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(1)	$1
Exit activities and business dispositions	30	(2)	32
Dispositions	—	2	(2)

Total	$30	$(1)	$31

Unit volumes in the Sara Lee Meats segment for processed meats increased 1% as compared to the prior year third quarter consisting of increases of 1% in the U.S. and 2% in both Mexico and Europe. In the U.S., unit volumes increased in the foodservice channel primarily due to expanded foodservice distribution and sector improvements, while in the retail channel, unit volumes were unchanged from the prior year quarter. Unit volumes in Mexico increased primarily due to improvement in sales in the traditional channel, while in Europe, unit volumes increased based upon strong shipments in the Netherlands.

Net sales in the Sara Lee Meats segment increased by $53 million, or 5.5%, to $1,029 million in the third quarter of fiscal 2005 from $976 million in the prior year third quarter. During the quarter, the strengthening of the euro, partially offset by the weakening of the Mexican peso, increased reported net sales by $12 million, or 1.3%. Net sales of businesses disposed of since the beginning of the third quarter of fiscal 2004 reduced net sales by $19 million, or 2.1%. The remaining net sales increase of $60 million, or 6.3%, was due to unit selling prices that increased as the corporation passed on certain raw material cost increases to the customer, the impact of a favorable product mix and increased unit volumes.

The Sara Lee Meats gross margin percentage decreased from 30.1% in the third quarter of fiscal 2004 to 26.4% in the third quarter of fiscal 2005 as the impact of higher raw material costs during the quarter was only partially mitigated by a combination of higher selling prices, a favorable product mix and various production efficiency programs.

Operating segment income in Sara Lee Meats increased by $7 million, or 8.2%, from $97 million in the prior year third quarter to $104 million in the third quarter of fiscal 2005. Changes in foreign currency, particularly the euro, increased reported operating segment income by $1 million, or 1.4%. The impact of exit activities and the disposition of certain non-core brands impacted both the third quarters of fiscal 2005 and 2004. During the third quarter of fiscal 2005, the gain on the disposition of certain non-core brands of $30 million was recognized, while in the third quarter of fiscal 2004, a charge for exit activities of $2 million was recognized. The difference between these amounts increased operating segment income by $32 million, or 32.9%. The operating segment income from brands disposed of since the beginning of the third quarter of fiscal 2004 reduced operating segment income by $2 million, or 1.9%. The remaining operating segment income decrease of $24 million, or 24.2%, as compared to the same quarter of the prior year is primarily the result of lower gross margins and higher promotion expenses, which were partially offset by lower administrative costs.

In February 2005, the corporation announced that it is exploring the sale of the corporation’s European meats business. No decisions have been made at this time regarding the ultimate actions that may be taken regarding these operations.

Sara Lee Bakery

	Thirteen Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Change in unit volume				(6)%

Net sales	$790	$810	$(20)	(2.4)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(8)	$8

Operating segment income	$31	$26	$5	20.1%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(1)	$1
Exit activities and business dispositions	—	(4)	4
Curtailment gain	2	—	2
Accelerated depreciation on facilities to be sold	1	(3)	4

Total	$3	$(8)	$11

Net unit volumes in the Sara Lee Bakery segment declined 6% during the quarter primarily as a result of declines in the lower margin U.S. fresh bread market, particularly in institutional and private label. Unit volumes also declined for U.S. refrigerated dough products and frozen retail bakery items. These declines were partially offset by higher unit volumes for frozen foodservice channel bakery products based upon the strength of pie shipments and refrigerated dough products in Europe from expanded distribution.

Net sales in the Sara Lee Bakery segment decreased $20 million, or 2.4% over the comparable prior year quarter. Changes in foreign currency exchange rates increased reported net sales by $8 million, or 1.0%. There were no acquisitions or dispositions that impacted the Sara Lee Bakery segment during the quarter. The remaining net sales decrease of $28 million, or 3.4%, was primarily a result of reduced sales of low margin institutional and private label fresh bread, lower regional brand sales and lower frozen retail bakery shipments during the quarter, which were partially offset by an improved product mix.

The gross margin percentage in the Sara Lee Bakery segment increased 0.5% from 41.4% in the third quarter of fiscal 2004 to 41.9% in the third quarter of fiscal 2005 as a favorable product mix from the continued strength of the Sara Lee brand and increased operational efficiency from the discontinuation of certain lower margin product lines offset increases in key commodities and employee benefit and wage expenses. These factors increased the gross margin percentage, however, the total gross profit in dollars declined as the impact of the decline in unit volume on the gross profit dollars was only partially offset by the improved product mix.

Operating segment income in the Sara Lee Bakery segment increased by $5 million, or 20.1%, from $26 million in the third quarter of fiscal 2004 to $31 million in the third quarter of fiscal 2005. Changes in foreign currency, particularly the euro, increased reported operating segment income by $1 million, or 2.1%. In the third quarter of fiscal 2005, as a result of the decision to close a Sara

Lee Bakery plant, a curtailment gain of $2 million and a depreciation credit of $1 million was recognized. In the third quarter of fiscal 2004, the Sara Lee Bakery group recognized charges for exit activities of $4 million and charges for accelerated depreciation of $3 million. The net impact of the accelerated depreciation, curtailment gain and exit activities recognized in fiscal 2005 versus fiscal 2004 increased operating segment income by $10 million, or 33.2%. The remaining operating segment income decrease of $6 million, or 15.2% during the quarter, was primarily attributable to lower gross profit, which was partially offset by the benefits of previous restructuring actions.

Beverage

	Thirteen Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Change in unit volume				(2)%

Net sales	$844	$801	$43	5.2%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(31)	$31

Operating segment income	$123	$140	$(17)	(12.8)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(8)	$8

Net unit volumes in the Beverage segment declined 2% as compared to the prior year quarter as unit volumes declined in both the retail and the foodservice channels. In the retail channel, declines in the U.S. and Europe were due to increased price competition in the marketplace that was only partially offset by increases in Brazil. In the foodservice channel, unit volumes declined in the U.S., but increased in Europe.

Net sales in the Beverage segment increased by $43 million, or 5.2%, to $844 million in the third quarter of fiscal 2005, reflecting the impact of changes in foreign currency, higher green coffee commodity prices and improvements in product mix. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $31 million, or 3.9%. There were no acquisitions and dispositions that impacted the Beverage segment during the quarter. The remaining net sales increase of $12 million, or 1.3%, compared to the comparable period of the prior year was primarily due to unit selling prices which increased as the corporation passed on certain raw material cost increases to the customer.

The gross margin percent in the Beverage segment decreased 3.0% from 44.6% in the third quarter of fiscal 2004 to 41.6% in the third quarter of fiscal 2005 primarily as a result of higher raw material costs which were passed along to the customer, but have a negative impact on the gross margin percentage, plus the impact of lower unit volumes.

Operating segment income for the Beverage segment decreased $17 million, or 12.8%, to $123 million in the third quarter of fiscal 2005. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $8 million, or 4.5%. The remaining operating segment income decrease was $25 million, or 17.3%, primarily from lower gross margins and unit volumes and increases in media advertising to support the continued rollout of Senseo and other key brands.

In February 2005, the corporation announced that it would explore the sale of the corporation’s U.S. retail coffee business, excluding Senseo. No decisions have been made at this time regarding the ultimate actions that may be taken regarding these operations.

Household Products

	Thirteen Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Change in unit volume of core categories (a)				(4)%

Net sales	$599	$599	$—	(0.1)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(20)	$20
Dispositions	—	7	(7)

Total	$—	$(13)	$13

Operating segment income	$102	$109	$(7)	(6.2)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(4)	$4
Exit activities and business dispositions	3	—	3
Accelerated depreciation on facilities to be sold	(4)	—	(4)
Dispositions	—	3	(3)

Total	$(1)	$(1)	$—

(a)	– Core categories include body care, shoe care, air care and insecticides

Unit volumes in the Household Products segment for the four core categories – shoe care, body care, insecticides and air care – decreased 4% in the third quarter of fiscal 2005. Unit volumes decreased in the shoe care category in both the U.S. and Europe, while in the air care and body care categories, unit volumes decreased due to increased competition, primarily in Europe. In the insecticides category, unit volumes increased due to higher sales in Asia, driven by promotional support.

Net sales in the Household Products segment were unchanged at $599 million in both the third quarter of fiscal 2004 and third quarter of fiscal 2005. The impact of changes in foreign currency exchange rates increased reported net sales by $20 million, or 3.3%, primarily due to the strengthening of currencies in Europe, the United Kingdom, Australia and South Africa. The third quarter of fiscal 2004 includes sales of $7 million from product lines that had been disposed of after the start of the third quarter of fiscal 2004, which reduced net sales by 1.2%. The remaining net sales decrease of $13 million, or 2.2%, was primarily due to lower unit volumes in the air care, shoe care and body care categories, which were partially offset by improved results in the direct selling category.

The gross margin percentage in the Household Products segment decreased 1.2% from the third quarter of the prior year to 54.0% in the third quarter of fiscal 2005, primarily from competitive pricing in the marketplace and the decline in unit volumes.

Operating segment income decreased $7 million, or 6.2%, to $102 million in the third quarter of fiscal 2005. Changes in foreign currency exchange rates increased operating segment income by $4 million, or 3.0%. In the third quarter of fiscal 2005, the Household Products segment disposed of certain non-core product lines and recognized income of $3 million. Additionally, accelerated depreciation of $4 million was recognized on certain assets to be disposed. The net of these items decreased operating segment income by $1 million, or 0.1%. The third quarter of fiscal 2004 includes income of $3 million from businesses that had been disposed of after the start of the third quarter of fiscal 2004, which reduced operating segment income by 2.2%. The remaining operating segment income decrease of $7 million, or 6.9%, was primarily due to the impact of lower unit volumes and gross margins, which were partially offset by lower administrative expenses.

As part of its ongoing brand segmentation strategy, the corporation is continuing with the evaluation of a number of smaller brands in this business segment. This review has resulted in the sale of a number of smaller non-core brands which resulted in the gain recognized in the third quarter. Additional brands are being analyzed and no decisions have been made regarding these brands at the present time.

In February 2005, the corporation announced that it is exploring the sale of the corporation’s direct selling business which is included in the Household Products business segment. No decisions have been made at this time regarding the ultimate actions that may be taken regarding these operations.

Branded Apparel

	Thirteen Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Change in unit volume (a)				(8)%

Net sales	$1,524	$1,562	$(38)	(2.4)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(24)	$24
Acquisitions/dispositions	26	1	25

Total	$26	$(23)	$49

Operating segment income	$90	$142	$(52)	(36.4)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(3)	$3

Total	$—	$(3)	$3

(a)	– Excludes the impact of acquisitions and dispositions

Unit volumes in the Branded Apparel segment, excluding acquisitions and dispositions, decreased by 8% during the quarter with a 1% decrease in legwear, a 6% decrease in knit products and a 13% decrease in intimates. Legwear unit volumes declined with a 6% decrease in sheer hosiery which was only partially offset by a 5% increase in socks. The 6% decrease in knit products was the result of a 4% decline in underwear shipments after a strong prior year comparison and a 9% decline in activewear. The 13% decline in intimates was due to a decline in unit volumes in Europe and the U.S. where competition from specialty stores and category and market weakness continue.

Net sales decreased by $38 million, or 2.4%, from $1,562 million in the third quarter of fiscal 2004 to $1,524 million in the third quarter of fiscal 2005. The impact of foreign currency exchange rate changes during the quarter, particularly the euro and British pound, increased reported sales during the quarter by $24 million, or 1.5%. The third quarter of fiscal 2005 includes sales of $26 million from a joint venture that the corporation started to consolidate upon the adoption of Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” in the fourth quarter of fiscal 2004. The impact of these sales is shown in the table above under the caption “Acquisitions / dispositions”. The third quarter of fiscal 2004 includes $1 million of sales from businesses that have been disposed of after the start of the third quarter of fiscal 2004. The net impact of the acquisitions and dispositions increased net sales by $25 million, or 1.6%, during the quarter. As a result, the remaining net sales decrease was $87 million, or 5.5%, which was primarily due to unit volume declines.

The gross margin percent decreased by 2.3%, from 34.6% in the third quarter of fiscal 2004 to 32.3% in the third quarter of fiscal 2005, reflecting the impact of higher raw material costs, supply chain disruptions related to a facility relocation, the $20 million cost of slow moving inventory, the impact of lower unit volumes on manufacturing costs and an unfavorable sales mix.

Branded Apparel operating segment income decreased by $52 million, or 36.4%, in the third quarter of fiscal 2005, from $142 million in the third quarter of fiscal 2004, to $90 million in the third quarter of fiscal 2005. Changes in foreign currency exchange rates increased operating segment income during the quarter by $3 million, or 1.2%. The remaining decrease in operating segment income was $55 million, or 38.0%, which was primarily due to decreases in unit volume and lower gross margins.

In January 2005, the corporation announced that it would formally explore the option of selling its branded apparel operations in Europe, the United Kingdom and South Africa. These operations include certain dedicated manufacturing operations in other parts of the world. No decisions have been made at this time regarding the ultimate actions that may be taken regarding these operations. In February 2005, the corporation announced that it would explore the option of spinning-off the remaining Branded Apparel business. No decisions have been made at this time regarding the ultimate actions that may be taken regarding these operations.

Consolidated Results – First Nine Months of Fiscal 2005 Compared with First Nine Months of Fiscal 2004

Operating results by business segment in the first nine months of fiscal 2005 compared with the first nine months of fiscal 2004 are as follows:

	Thirty-nine Weeks Ended
	Net Sales		Income Before Income Taxes
(In millions)	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Sara Lee Meats	$3,188	$3,054	$251	$313
Sara Lee Bakery	2,481	2,517	160	121
Beverage	2,486	2,314	344	361
Household Products	1,782	1,743	280	279
Branded Apparel	4,912	4,805	379	401

Total business segments	14,849	14,433	1,414	1,475
Intersegment sales	(4)	(5)	—	—

Total net sales and operating segment income	14,845	14,428	1,414	1,475
Amortization of intangibles	—	—	(92)	(78)
General corporate expenses	—	—	(179)	(265)
Contingent sale proceeds	—	—	117	119

Total net sales and operating income	14,845	14,428	1,260	1,251
Net interest expense	—	—	(133)	(134)

Net sales and income before income taxes	$14,845	$14,428	$1,127	$1,117

The following table summarizes net sales and operating income performance for the first nine months of fiscal 2005 and 2004 and certain significant items that affected the comparability of these amounts.

	Thirty-nine Weeks Ended
Corporate Performance - (In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Net sales	$14,845	$14,428	$417	2.9%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(419)	$419
Acquisitions/dispositions	76	81	(5)

Total	$76	$(338)	$414

Operating income	$1,260	$1,251	$9	0.7%

Increase / (Decrease) in operating income from
Receipt of contingent sale proceeds	$117	$119	$(2)
Changes in foreign currency exchange rates	—	(53)	53
Exit activities and business dispositions	35	(11)	46
Curtailment gain	28	—	28
Accelerated depreciation on facilities sold	(20)	(5)	(15)
Accelerated amortization of intangibles	(9)	(1)	(8)
Acquisitions/dispositions	6	5	1

Total	$157	$54	$103

Net Sales

Consolidated net sales increased $417 million, or 2.9%, in the first nine months of fiscal 2005 over the first nine months of fiscal 2004, to $14,845 million. The strengthening of foreign currencies, particularly the euro and British pound, increased reported net sales by 2.9%, or $419 million. Net sales in the first nine months of fiscal 2005 include sales of $76 million from a joint venture that the corporation started to consolidate upon the adoption of Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” in the fourth quarter of fiscal 2004. The impact of these sales is included in the table above in the line labeled “Acquisitions / dispositions.” Net sales in the first nine months of fiscal 2004 include $81 million from businesses disposed of after the start of fiscal 2004. The net impact of acquisitions and dispositions between the first nine months of fiscal 2005 and 2004 reduced net sales by $5 million. The remaining net sales increase of $3 million resulted from increases in net sales in the Sara Lee Meats and Beverage business segments, which were substantially offset by declines in the Sara Lee Bakery, Household Products and Branded Apparel segments. The Sara Lee Meats and Beverage segments increased selling prices during the period to pass along higher raw material costs. In the Sara Lee Meats and Beverage segments, the higher selling prices had a negative impact on unit volumes, but increased net sales. Net sales in the Household Products segment decreased primarily due to lower net selling prices due to a competitive marketplace and to lower unit volumes of air care products. The Sara Lee Bakery segment experienced lower net sales under a continuing program to reduce sales of low margin institutional and private label fresh breads and lower unit volumes for frozen bakery products. In the Branded Apparel segment, unit volumes decreased based upon lower consumer demand in an increasingly competitive marketplace.

Unit Volumes

Unit volumes in the Sara Lee Meats segment declined 3% in the first nine months of fiscal 2005 with reductions in the U.S. and Mexico as higher commodity costs led to higher customer selling prices which negatively impacted unit volume. Unit volumes in Europe were unchanged from the prior year period. The Sara Lee Bakery segment unit volumes declined by 6% in the first nine months of fiscal 2005 primarily from a strategy to reduce unit volumes for low margin U.S. fresh bread and from lower unit volumes of frozen baked goods. In the Beverage segment in the first nine months of fiscal 2005, unit volumes declined by 1% from continued weakness in the U.S. and European retail coffee markets, which were only partially offset by higher unit volumes in Brazil. The unit volumes for the four core categories of the Household Products segment decreased 2% in the first nine months of fiscal 2005 primarily due to lower unit volumes for air care products due to the continued category weakness. In the first nine months of fiscal 2005, unit volumes decreased 2% in the Branded Apparel segment as lower unit volume in the intimates category was only partially offset by increases in legwear and knit products.

Gross Margin Percent

The gross margin percentage declined from 38.8% in the first nine months of fiscal 2004 to 36.9% in the first nine months of fiscal 2005. The gross margin percent of the Sara Lee Meats and Branded Apparel segments each declined by 3 points during the period, the Beverage segment gross margin percentage declined by 2 points and the Household Products segment declined by 1 point. The gross margin percentage in the Sara Lee Bakery segment increased by almost 1 point. The gross margin percentages in the Sara Lee Meats and Beverage operations reflect the impact of higher raw material costs that the corporation was not able to pass along to customers through higher selling prices. The Branded Apparel operations represent higher raw material costs, charges for slow moving inventory, plus costs associated with new product roll-outs. The Household Products segment reflects lower net selling prices due to a competitive market place. The improved gross margin percentage in the Sara Lee Bakery business is primarily due to improvements in the mix of products sold and the benefits resulting from ongoing restructuring efforts and lower benefit plan costs.

Selling, General and Administrative Expenses

	Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Dollar Change	Percent Change
Selling, general and administrative expenses:
SG&A expenses in the business segment results	$4,092	$4,116	$(24)	(0.6)%
Amortization of identifiable intangibles	92	78	14	18.4
General corporate expenses	179	265	(86)	(32.5)

Total SG&A expenses	$4,363	$4,459	$(96)	(2.1)%

Total selling, general and administrative (“SG&A”) expenses decreased $96 million, or 2.1%, in the first nine months of fiscal 2005 over the comparable prior year period. Changes in foreign currency exchange rates, primarily in the euro, increased SG&A expenses by $142 million, or 3.1%. Therefore, the remaining decrease in SG&A expenses was $238 million, or 5.2%. SG&A expenses reported in the business segment results declined primarily from lower benefit plan costs, and the disposition of certain businesses in fiscal 2004. Measured as a percent of sales, SG&A expenses declined from 30.9% in the first nine months of fiscal 2004 to 29.4% in the first nine months of fiscal 2005 as each of the business segments declined except for Sara Lee Meats which was unchanged. Amortization of intangibles increased by $14 million, or 18.4%, primarily from a $9 million charge in the Sara Lee Bakery group to accelerate the amortization of certain intangibles that are to be abandoned, the impact of changes in foreign exchange rates and the reclassification of certain trademarks to the finite lived category. General corporate expenses, which are not allocated to the individual business segments, declined by $86 million, or 32.5%, primarily due to a decline in benefit plan costs, lower corporate office and administrative expenses and favorable foreign currency costs as compared to the prior year.

(Income from) Charges for Exit Activities and Business Dispositions

The reported results for the first nine months of fiscal 2005 and 2004 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004
Cost of Sales
Curtailment gain from Sara Lee Bakery workforce reduction	$(28)	$—
Accelerated depreciation related to facility closures in
Sara Lee Bakery segment	10	5
Household Products segment	10	—

Selling, general and administrative expenses	9	1

(Income from) charges for
Exit activities	7	20
Business dispositions	(42)	(9)

Impact on income before income taxes	(34)	17

Income taxes	14	(5)

Impact on income	$(20)	$12

The following is a summary of the actions that impacted the first nine months of fiscal 2005. The amount recognized on the line titled “Cost of sales”, as noted in the table above, consists of a $28 million curtailment gain from the closure of certain Sara Lee Bakery plants which was partially offset by a $20 million charge for accelerated depreciation on certain facilities to be sold in the Sara Lee Bakery and Household Products segments. SG&A expenses include a $9 million charge for accelerated amortization for the cost to abandon certain Sara Lee Bakery intangible assets. The line titled “(Income from) charges for exit activities and business dispositions” includes a $35 million net gain which consists of the following components: $7 million charge for certain exit activities and a net $42 million gain from certain business disposition actions. Of the $7 million charge for exit activities, a $10 million charge relates to certain severance actions that were partially offset by $3 million of income from certain exit activities that were completed for amounts more favorable than originally estimated. Of the $42 million net gain, $52 million of income relates to the disposition of trademarks and working capital related to a non-core skin care product line and certain non-core regional meat products and brands and $6 million of income represents amounts received from prior business dispositions. Offsetting these income amounts is a $16 million charge related to the costs of evaluating certain other business dispositions. The net impact of these actions was to increase income before income taxes and net income by $34 million and $20 million, respectively, which increased diluted earnings per share during the period by $0.03.

The total charge recognized in fiscal 2004 consists of the following components. Included on the line titled “Cost of sales” is a $5 million charge for accelerated depreciation expense related to assets to be disposed in the Sara Lee Bakery segment. Included on the SG&A line is a $1 million charge for accelerated trademark amortization related to the cost to abandon certain Sara Lee Bakery trademarks. The line titled “(Income from) charges for exit activities and business dispositions” includes a net $11 million charge that consists of the following components - a $20 million charge associated with terminating a number of employees, which was partially offset by income of $9 million recognized upon management’s actions to dispose of certain businesses. The most significant of these business dispositions is a $13 million gain recognized on the disposal of a minority ownership position in Johnsonville Foods. Offsetting this gain is a net $4 million charge, primarily related to the disposal of a component of a European Branded Apparel business. The net impact of these actions was to decrease income before income taxes and net income by $17 million and $12 million, respectively, which reduced diluted earnings per share by $0.02.

The costs (income) of the above actions on the corporation’s business segments and amortization expense are summarized as follows:

	Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004
Sara Lee Meats	$(35)	$(3)
Sara Lee Bakery	(19)	9
Beverage	—	—
Household Products	(7)	2
Branded Apparel	(8)	4

Impact on the business segments	(69)	12

Corporate office	26	4
Accelerated amortization of intangibles	9	1

Impact on pretax income	$(34)	$17

These actions are more fully explained in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of the exit activities taken since the beginning of fiscal 2004, the corporation’s cost structure was reduced and efficiency improved. The total annual savings expected to be generated from restructuring efforts is $62 million in fiscal 2005, of which $42 million was realized in the first nine months of fiscal 2005.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the first payment passed in the third quarter of fiscal 2004 and the corporation received the payment which was equivalent to $119 million based upon the exchange rates on the date of receipt. The contingencies associated with the second contingent payment passed in the first quarter of fiscal 2005 and the corporation received the payment which was equivalent to $117 million based upon exchange rates on the date of receipt. Each of these amounts is recognized in the corporation’s earnings when received and each of the payments increased diluted earnings per share by $0.15 when they were recognized.

Net Interest Expense

Net interest expense decreased by $1 million in the first nine months of fiscal 2005, to $133 million, as long-term debt that had matured was refinanced at lower short-term rates.

Income Tax Expense

The effective tax rate increased from 17.8% in the first nine months of fiscal 2004 to 23.0% in the first nine months of fiscal 2005 primarily due to the following factors:

•	During the third quarter of fiscal 2005, the corporation adopted a plan to repatriate approximately $928 million of accumulated income from controlled foreign corporations to the U.S. under the American Jobs Creation Act of 2004 (“the Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. Upon the approval to repatriate these funds, the corporation recognized in the third quarter of fiscal 2005 a tax charge of $51 million, which increased the tax rate during the first nine months by 4.5%.

•	During the second quarter of fiscal 2005, the government of the Netherlands passed legislation that will reduce the statutory tax rate on profits from 34.5% to 30.0% by calendar 2007. The rate reduction that went into effect on January 1, 2005 was a reduction to 31.5%. The impact of this change reduced the corporation’s deferred tax liability by $24 million and this benefit was recognized in the tax provision in the second quarter. This tax rate reduction reduced the effective tax rate for the corporation during the first nine months of fiscal 2005 by 2.1%.

•	The income from exit activities and business dispositions that were recognized in the first nine months of fiscal 2005, plus the country-by-country mix in earnings, increased the tax rate by 2.8%.

Consolidated Net Income and Diluted Earnings Per Share (“EPS”)

Consolidated net income of $867 million in the first nine months of fiscal 2005 was $51 million, or 5.5% lower than the prior year comparable period. The decline in net income was primarily due to the following factors:

•	The corporation’s gross margin percentage declined by 1.9% as the corporation’s business segments experienced higher costs for certain commodity based raw materials in the Sara Lee Meats, Beverage and Branded Apparel business and experienced pricing pressures from a competitive marketplace in all business segments, which reduced the corporation’s gross profit by $131 million.

•	Selling, general and administrative expenses declined by $96 million as the corporation reduced overhead costs and experienced lower benefit plan expenses.

•	In the first nine months of fiscal 2005, the corporation recognized income from exit activities and business dispositions of $35 million, while in the first nine months of fiscal 2004, the corporation recognized charges for exit activities of $11 million.

•	The corporation received and recognized contingent sale proceeds of $117 million in the first nine months of fiscal 2005 and $119 million in the first nine months fiscal 2004 from the sale of the corporation’s cut tobacco business.

•	Net interest expense decreased by $1 million in the first nine months of fiscal 2005.

•	Income tax expense increased by $61 million, as a result of the charge for the corporation’s plan to repatriate accumulated income from controlled foreign corporations, the country-by-country mix in earnings and the income from the sale of businesses, which was partially offset by a reduction in the statutory tax rate in the Netherlands.

Diluted EPS decreased from $1.15 in the first nine months of fiscal 2004 to $1.09 in the first nine months of fiscal 2005, a decrease of 5.2%.

Operating Results by Business Segment – First Nine Months of Fiscal 2005 Compared with First Nine Months of Fiscal 2004

Sara Lee Meats

	Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Change in unit volume				(3)%

Net sales	$3,188	$3,054	$134	4.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(57)	$57
Dispositions	—	19	(19)

Total	$—	$(38)	$38

Operating segment income	$251	$313	$(62)	(19.6)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(7)	$7
Exit activities and business dispositions	35	3	32
Dispositions	—	2	(2)

Total	$35	$(2)	$37

Unit volumes in the Sara Lee Meats segment for processed meats decreased 3% as compared to the prior year nine-month period consisting of declines of 3% in the U.S. and 7% in Mexico. Unit volumes in Europe were unchanged during the period. In the U.S., unit volumes decreased in both the retail and foodservice channels primarily due to higher net selling prices resulting from higher commodity costs, which reduces unit volume. Unit volumes in Mexico declined primarily due to higher net selling prices.

Net sales in the Sara Lee Meats segment increased by $134 million, or 4.4%, to $3,188 million in the first nine months of fiscal 2005 from $3,054 million in the prior year period. During the period, the strengthening of the euro, partially offset by the Mexican peso, increased reported net sales by $57 million, or 2.0%. The first nine months of fiscal 2004 include $19 million of sales from businesses which have been disposed subsequent to the start of fiscal 2004, which reduced net sales by 0.7%. The remaining net sales increase of $96 million, or 3.1%, was primarily due to unit selling prices that increased as the corporation passed on certain raw material cost increases to the customer, the impact of a favorable product mix, that was partially offset by the impact of declining unit volumes during the period.

The Sara Lee Meats gross margin percentage decreased from 29.9% in the first nine months of fiscal 2004, to 26.6% in the first nine months of fiscal 2005, as the impact of higher raw material costs during the period was only partially mitigated by a combination of higher selling prices, a favorable product mix and various production efficiency programs.

Operating segment income in Sara Lee Meats decreased by $62 million, or 19.6%, from $313 million in the prior year nine-month period to $251 million in the first nine months of fiscal 2005. Changes in foreign currency, particularly the euro, increased reported operating segment income by $7 million, or 1.8%. Both the first nine months of fiscal 2005 and 2004 were impacted by exit activities and business dispositions. The first nine months of fiscal 2005 include income of $35 million from exit activities, while the first nine months of fiscal 2004 include income of $3 million. The difference between these amounts increased operating segment income by $32 million, or 10.4%. The remaining operating segment income decrease of $99 million, or 31.2%, as compared to the same period of the prior year is the result of lower gross margins, higher administrative expenses related to sales force and supply chain projects and higher media advertising and promotion costs.

Sara Lee Bakery

	Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Change in unit volume				(6)%

Net sales	$2,481	$2,517	$(36)	(1.4)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(38)	$38

Operating segment income	$160	$121	$39	32.5%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(4)	$4
Exit activities and business dispositions	1	(4)	5
Curtailment gain	28	—	28
Accelerated depreciation on facilities to be sold	(10)	(5)	(5)

Total	$19	$(13)	$32

Unit volumes in the Sara Lee Bakery segment declined 6% during the first nine months of fiscal 2005 primarily as a result of declines in the lower margin U.S. fresh bread market, particularly in institutional and private label plus declines in frozen bakery products. This decline was partially offset by increases in unit volume for fresh bread in Europe based on increased shipments in Spain and unit volume increases for European refrigerated dough products.

Net sales in the Sara Lee Bakery segment decreased $36 million, or 1.4%, over the comparable prior year period. Changes in foreign currency exchange rates increased reported net sales by $38 million, or 1.5%. There were no acquisitions or dispositions that impacted the Sara Lee Bakery segment during the period. The remaining net sales decrease of $74 million, or 2.9%, was primarily a result of lower unit volumes, particularly institutional and private label white bread and regional brand fresh bread.

The gross margin percentage in the Sara Lee Bakery segment increased 0.6% from 41.7% in the first nine months of fiscal 2004 to 42.3% in the first nine months of fiscal 2005 as favorable pricing and product mix, efficiency improvements, plus benefits from previous restructuring actions and lower benefit plan costs, offset higher costs for certain key ingredients and the impact of lower unit volumes.

Operating segment income in the Sara Lee Bakery segment increased by $39 million, or 32.5%, from $121 million in the first nine months of fiscal 2004 to $160 million in the first nine months of fiscal 2005. Changes in foreign currency, particularly the euro, increased reported operating segment income by $4 million, or 3.1%. In the first nine months of fiscal 2005, as a result of the decision to close certain Sara Lee Bakery plants, both accelerated depreciation expense of $10 million and a curtailment gain of $28 million were recognized. Also in the first nine months of fiscal 2005, $1 million of income from exit activities was recognized. In the first nine months of fiscal 2004, the Sara Lee Bakery group recognized charges for accelerated depreciation of $5 million and charges for exit activities of $4 million. The difference between the fiscal 2005 and fiscal 2004 net gain from the curtailment, accelerated depreciation and exit activities increased operating segment income by $28 million, or 23.0%. The remaining operating segment income increase of $7 million, or 6.4% during the period, was attributable to higher gross margins and a lower cost structure which resulted from the benefits of prior restructuring actions plus the benefit from a reduction in retiree pension and postretirement medical expense as compared to the prior year period.

Beverage

	Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Change in unit volume				(1)%

Net sales	$2,486	$2,314	$172	7.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(120)	$120

Operating segment income	$344	$361	$(17)	(5.0)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(26)	$26

Unit volumes in the Beverage segment declined 1% as compared to the prior year period primarily due to continued weakness in the European retail market and both the retail and foodservice markets in the U.S. In the retail channel, unit volumes declined 1% with declines in the U.S. and Europe due to increased price competition in a competitive marketplace which were partially offset by increases in unit volumes in Brazil. In the foodservice channel, unit volumes declined by 2% as weakness in the U.S. was only partially offset by increases in Europe.

Net sales in the Beverage segment increased by $172 million, or 7.4%, to $2,486 million in the first nine months of fiscal 2005, reflecting the impact of changes in foreign currency, higher green coffee commodity prices and improvements in product mix. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $120 million, or 5.3%. There were no acquisitions and dispositions that impacted the Beverage segment during the period. The remaining net sales increase of $52 million, or 2.1% compared to the comparable period of the prior year was primarily due to higher selling prices and the improved performance of the Brazilian operations.

The gross margin percent in the Beverage segment decreased 1.8% from 44.2% in the first nine months of fiscal 2004 to 42.4% in the first nine months of fiscal 2005 primarily as a result of higher raw material costs which were passed along to the customer, but have a negative impact on the gross margin percentage, plus the impact of lower unit volumes.

Operating segment income for the Beverage segment declined by $17 million, or 5.0%, in the first nine months of fiscal 2005 from the $361 million in the first nine months of fiscal 2004 to $344 million in the first nine months of fiscal 2005. The strengthening of foreign currencies versus the U.S. dollar increased operating segment income by $26 million, or 6.3%. The remaining operating segment income decrease of $43 million, or 11.2%, was primarily due to lower unit volumes and increases in media advertising to support Senseo.

Household Products

	Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Change in unit volume (a)				(2)%

Net sales	$1,782	$1,743	$39	2.3%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(89)	$89
Dispositions	—	21	(21)

Total	$—	$(68)	$68

Operating segment income	$280	$279	$1	0.4%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(14)	$14
Exit activities and business dispositions	17	(2)	19
Accelerated depreciation on facilities to be sold	(10)	—	(10)
Dispositions	—	4	(4)

Total	$7	$(12)	$19

(a)	– Core categories include body care, air care, shoe care and insecticides

Unit volumes in the Household Products segment for the four core categories – shoe care, body care, insecticides and air care – decreased 2% in the first nine months of fiscal 2005. Unit volumes increased in the shoe care category due to expanded distribution in the U.S. for Kiwi products and from improvements outside the U.S. In the insecticide category, unit volumes increased due to an increased marketing effort in Asia and higher unit sales of lower priced products. Volumes increased for body care products due to increased promotional activity. These increases were offset by declines in the air care category due to increased competition in this category.

Net sales in the Household Products segment increased by $39 million, or 2.3%, from $1,743 million in the first nine months of fiscal 2004 to $1,782 million in the first nine months of fiscal 2005. The impact of changes in foreign currency exchange rates increased reported net sales by $89 million, or 5.1%, primarily due to the strengthening of currencies in Europe, the United Kingdom, Australia and South Africa. The first nine months of fiscal 2004 includes sales of $21 million from businesses that had been disposed of after the start of fiscal 2004, which reduced net sales by 1.2%. The remaining net sales decrease of $29 million, or 1.6%, was primarily due to lower unit volumes in the air care category and lower net selling prices in the insecticide category, which were partially offset by increases at direct selling.

The gross margin percentage in the Household Products segment decreased 1.0% from the first nine months of the prior year to 54.7% in the first nine months of fiscal 2005, primarily from competitive pricing in the marketplace and lower unit volumes.

Operating segment income increased $1 million, or 0.4% to $280 million in the first nine months of fiscal 2005. Changes in foreign currency exchange rates increased operating segment income by $14 million, or 4.7%. In the first nine months of fiscal 2005, a $10 million charge for accelerated depreciation was recognized related to a facility to be sold and income of $17 million was recognized from business dispositions. In the first nine months of fiscal 2004, a $2 million charge was recognized for exit activities. The net impact of these amounts increased operating segment income by $9 million, or 3.4%. The first nine months of fiscal 2004 include $4 million from product lines that had been disposed of after the start of fiscal 2004, which decreased operating segment income by 1.3%. The remaining operating segment income decrease of $18 million, or 6.4%, was primarily due to lower unit volumes and gross margins, which were partially offset by lower administrative expenses.

Branded Apparel

	Thirty-nine Weeks Ended
(In millions)	April 2, 2005	March 27, 2004	Change	Percent Change
Change in unit volume (a)				(2)%

Net sales	$4,912	$4,805	$107	2.2%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(115)	$115
Acquisitions/dispositions	76	41	35

Total	$76	$(74)	$150

Operating segment income	$379	$401	$(22)	(5.4)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(4)	$4
Exit activities and business dispositions	8	(4)	12
Acquisitions/dispositions	6	(1)	7

Total	$14	$(9)	$23

(a)	- Excludes dispositions

Unit volumes in the Branded Apparel segment, excluding acquisitions and dispositions, decreased by 2% during the first nine months with a 2% increase in legwear and knit products, and a 7% decrease in intimates. Legwear unit volumes increased with a 7% increase in socks, partially offset by a 3% decrease in sheer hosiery. The 2% increase in knit products was primarily due to improved shipments of both underwear products and Champion products as the C9 by Champion product at Target stores continued to perform well during the period. The 7% decline in intimates was due to a decline in unit volumes in the U.S. and Europe due to increased competition from specialty stores and category and market softness.

Net sales increased by $107 million, or 2.2%, from $4,805 million in the first nine months of fiscal 2004 to $4,912 million in the first nine months of fiscal 2005. The impact of foreign currency exchange rate changes during the period, particularly the euro and British pound, increased reported sales during the period by $115 million, or 2.4%. The first nine months of fiscal 2005 includes sales of $76 million from a joint venture that the corporation started to consolidate upon the adoption of Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities” in the fourth quarter of fiscal 2004. The impact of these sales is shown in the table above under the caption “Acquisitions / dispositions”. The first nine months of fiscal 2004 includes $41 million of sales from businesses that have been disposed of after the start of fiscal 2004. The net impact of the acquisitions and dispositions increased net sales by $35 million, or 0.7%, during the period. As a result, the remaining net sales decrease was $43 million, or 0.9%, which was primarily due to unit volume decreases in intimates.

The gross margin percent decreased by 2.7%, from 34.2% in the first nine months of fiscal 2004 to 31.5% in the first nine months of fiscal 2005, reflecting the impact of higher raw material costs, supply chain disruptions related to a facility relocation, a $20 million charge for slow moving inventory items, additional start-up costs associated with both new product rollouts and expanded distribution, the impact of lower unit volumes on manufacturing costs and an unfavorable sales mix.

Branded Apparel operating segment income decreased by $22 million, or 5.4%, in the first nine months of fiscal 2005, from $401 million in the first nine months of fiscal 2004, to $379 million in the first nine months of fiscal 2005. Changes in foreign currency exchange rates increased operating segment income by $4 million, or 0.9%. The first nine months of fiscal 2005 includes income from exit activities and business dispositions of $8 million, while the first nine months of fiscal 2004 includes charges for exit activities and business dispositions of $4 million. The net of these amounts increased operating segment income by $12 million, or 3.0%. The impact of acquisitions and dispositions increased operating segment income by $7 million, or 1.9%. The remaining decrease in operating segment income was $45 million, or 11.2% that was primarily due to lower unit volumes and gross margins which were partially offset by the impact of lower media advertising and promotion.

Financial Condition

Cash From Operations

Net cash provided from operating activities decreased to $1,050 million in the first nine months of fiscal 2005 from $1,375 million in the comparable period of fiscal 2004, primarily due to lower profitability, higher cash utilization for working capital purposes and funding of employee benefit obligations. The corporation expended $203 million to fund accounts payable and accrued liabilities in the first nine months of fiscal 2005 versus $10 million of cash generated by lower accounts payable and accrued liabilities in the first nine months of fiscal 2004. The corporation expended $299 million to fund the corporation’s pension and postretirement plans during the first nine months of fiscal 2005.

Cash From Investment Activities

Net cash used in investment activities was $91 million in the first nine months of fiscal 2005 as compared to $52 million in the comparable period of fiscal 2004. During the first nine months of fiscal 2005, the corporation received $22 million less from the sale of assets and businesses than in the prior year nine-month period. Also in the first nine months of fiscal 2005, $16 million more was spent on purchases of property and equipment than in the prior year period. For the first nine months of fiscal 2005 and 2004, the corporation expended $347 million and $331 million, respectively, to fund the purchases of property and equipment and received proceeds from the sales of businesses, investments and assets of $256 million and $278 million, respectively.

Cash From Financing Activities

Net cash used in financing activities was $1,218 million during the first nine months of fiscal 2005 as compared to cash used in financing activities of $1,598 million in the prior year period. The corporation repaid borrowings of maturing long-term debt of $983 million in the first nine months of fiscal 2005 and $968 million in the first nine months of fiscal 2004 by utilizing a combination of cash on hand and the issuance of short- and long-term debt. The corporation issued a combination of net short- and long-term debt totaling $418 million in the first nine months of fiscal 2005 and $86 million in the prior year period.

Cash dividends paid during the first nine months of fiscal 2005 were $458 million versus $445 million in the prior year period.

The corporation has an ongoing share repurchase program in place that allows the corporation to repurchase the corporation’s common stock at times management deems appropriate given current market valuations. During the first nine months of fiscal 2005, the corporation repurchased shares of common stock with a value of $345 million as compared to common stock repurchases of $350 million in the prior year period. At April 2, 2005, the corporation had approximately 19 million shares remaining on its existing share authorization. The timing and amount of future share repurchases will be based upon market conditions and other factors.

Liquidity

Notes Payable

Notes payable increased by $85 million in the first nine months of fiscal 2005 to $139 million as the proceeds received were used to fund certain working capital requirements, a portion of the long-term debt maturities during the period and a portion of the share repurchase.

Debt

The corporation’s total long-term debt decreased $654 million in the first nine months of fiscal 2005, from $5,241 million at July 3, 2004, to $4,587 million at April 2, 2005, as the corporation repaid maturing debt using a combination of cash on the balance sheet and the issuance of short-term notes payable.

The corporation’s total long-term debt of $4,587 million is due to be repaid as follows: $52 million in the remainder of fiscal 2005; $376 million in fiscal 2006; $377 million in fiscal 2007; $1,390 million in fiscal 2008; $162 million in fiscal 2009; $27 million in fiscal 2010 and $2,203 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consists of 53% fixed-rate debt as of April 2, 2005, as compared with 59% as of July 3, 2004. The decrease in fixed-rate debt at April 2, 2005 versus July 3, 2004 is due to the maturity and repayment of certain fixed-rate debt instruments during the period. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $3.2 billion of available credit from a group of 22 banks and lending institutions. These facilities consist of a $1.35 billion 364-day credit facility and a $1.85 billion five-year credit facility. The 364-day $1.35 billion facility expires in June 2005 and allows the corporation, at its option, to extend any borrowings under this facility for an additional year. The corporation expects to renew or replace this facility upon its maturity. The five-year $1.85 billion facility expires in June 2009. The pricing for each of these facilities is based upon the corporation’s current credit rating. At April 2, 2005, the corporation had not borrowed under any of these facilities. None of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, which the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended April 2, 2005, the corporation’s interest coverage ratio was 9.6 to 1.0.

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

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of April 2, 2005, were as follows:

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

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $45 million in the remainder of fiscal 2005; $144 million in fiscal 2006; $118 million in fiscal 2007; $91 million in fiscal 2008; $75 million in fiscal 2009; $65 million in fiscal 2010; and $107 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $5 million in the remainder of fiscal 2005; $20 million in fiscal 2006; $18 million in fiscal 2007; $16 million in fiscal 2008; $15 million in fiscal 2009; $12 million in fiscal 2010; and $67 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations that are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2005	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$4,587	$52	$376	$377	$1,390	$162	$27	$2,203
Operating lease Obligations	645	45	144	118	91	75	65	107
Purchase obligations (1)	2,385	1,152	783	286	87	47	13	17
Commercial paper issuance obligations (2)	1,815	1,815	—	—	—	—	—	—
Other long-term liabilities (3)	513	77	29	47	34	20	22	284

Sub-total	9,945	3,141	1,332	828	1,602	304	127	2,611

Contingent lease obligations (4)	153	5	20	18	16	15	12	67

Total (5)	$10,066	$3,114	$1,352	$846	$1,618	$319	$139	$2,678

(1)	Purchase obligations include expenditures to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, manufacturing arrangements, storage, distribution and union wage agreements); capital expenditures; marketing services; information technology services; maintenance and other professional services where, as of the end of the quarter, the corporation has agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and the approximate delivery date. Future cash expenditures will vary from the amounts shown in the table above. The corporation enters into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. Additionally, certain costs of the corporation are not included in the table since at the end of the period an obligation did not exist. Examples of these include situations where purchasing decisions for these future periods have not been made. Ultimately, the corporation’s decisions and cash expenditures to purchase these various items will be based upon the corporation’s sales of products, which are driven by consumer demand. The corporation’s obligations for accounts payable and accrued liabilities recorded on the balance sheet are also excluded from the table.

(2)	The corporation funds certain working capital needs with the issuance of short-term commercial paper, generally with a term of less than 90 days. These commercial paper commitments are generally scheduled to mature prior to the end of the quarter. Cash generated from operations, which includes cash on hand in various operating units in different geographic locations, is utilized to repay these commitments when they mature. At the beginning of the subsequent quarter, issuances of commercial paper are made and cash returned to the corporation’s operating locations. Any outstanding commercial paper balance, which has not been repaid at the end of a quarter, is reported in the Consolidated Balance Sheet in the line titled “Notes payable”. At the end of the third quarter of fiscal 2005, the corporation had commitments to issue commercial paper totaling $1.8 billion. The proceeds of these commercial paper issuances will be used to repay cash to the operating units that had been used to repay commercial paper at the end of the third quarter of fiscal 2005.
(3)	Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives and the remaining projected 2005 pension contribution of $32 million. The corporation has employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining projected 2005 pension contribution of $32 million, noted previously, pension and postretirement obligations have been excluded from the table. A discussion of the corporation’s pension and postretirement plans, including funding matters, is included in Notes 18 and 19 to the fiscal year 2004 Consolidated Financial Statements which have been filed with the Securities and Exchange Commission as part of Form 10-K. The corporation’s obligations for employee health and property and casualty losses are also excluded from the table.
(4)	Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. Substantially all of these amounts relate to leases operated by Coach, Inc. At April 2, 2005, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.
(5)	Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes.

Sale of Accounts Receivable

The corporation has an agreement under which several of its operating units sell trade accounts receivable to a limited purpose bankruptcy remote subsidiary of the corporation. The subsidiary, a separate corporate entity, is consolidated in the corporation’s results of operations and statement of financial position. This subsidiary holds trade accounts receivable that it purchases from the operating units and sells participating interests in these receivables to financial institutions, which in turn purchase and receive ownership and security interests in those receivables. The amount of receivables sold under the program was $75 million, $150 million, $250 million, and $250 million at the end of the third quarter of fiscal 2005, the end of fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The proceeds from the receivable sales were used to reduce borrowings. Changes in the balance of receivables sold is reported in the Consolidated Statement of Cash Flows as changes in trade accounts receivable. As collections reduce accounts receivable included in the pool, the operating units sell new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables and has recorded a reserve for the fair value of the potential future loss of $2 million. The proceeds from the sale of the receivables are equal to the face amount of the receivables less a discount. The discount is a floating-rate that approximates short-term borrowing rates for investment grade entities. The discount is included in SG&A expenses, and represented 2.3%, 1.5%, 1.9% and 2.7% of the weighted average balance of the receivables outstanding during the first nine months of fiscal 2005, fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The amount of receivables sold under this program can be increased; however, if the corporation’s short-term corporate credit rating falls below investment grade, additional receivable sales could not be made under this agreement.

Pension Plans

As indicated in the Pension footnote to the Consolidated Financial Statements which have been included in the corporation’s annual report on Form 10-K, the projected benefit obligation of the defined benefit plans exceeded plan assets by $1,537 million at the end of fiscal 2004 as compared to $1,572 million at the end of fiscal 2003 and $556 million at the end of fiscal 2002. In the first nine months of fiscal 2005, the corporation contributed $299 million to these defined benefit pension plans and the corporation anticipates that an additional $32 million of cash contributions will be made over the last three months of the fiscal year. The Significant Accounting Policies section and Note 18 - Defined Benefit Pension Plans to the Consolidated Financial Statements, which are incorporated in the corporation’s annual report on Form 10-K, provides a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the Sale of Accounts Receivable which is described above, the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $39 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

Forward-looking Information

This document contains certain forward-looking statements including the anticipated costs and benefits of restructuring actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

Sara Lee’s relationship with its customers, such as

(i) a significant change in Sara Lee’s business with any of its major customers, such as Wal-Mart, the corporation’s largest customer, including changes in the level of inventory these customers maintain;

(ii) credit and other business risks associated with customers operating in a highly competitive retail environment;

the consumer marketplace, such as

(iii) significant competition, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products;

(iv) fluctuations in the availability and cost of raw materials, Sara Lee’s ability to increase product prices in response and the impact on Sara Lee’s profitability;

(v) the impact of various food safety issues on sales and profitability of Sara Lee products;

(vi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

Sara Lee’s international operations, such as

(vii) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the euro, given Sara Lee’s significant concentration of business in Western Europe;

(viii) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

previous business decisions, such as

(ix) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows;

(x) credit ratings issued by the three major credit rating agencies and the impact these ratings have on the corporation’s cost to borrow funds;

(xi) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business;

(xii) the continued legality of tobacco products in the Netherlands, Germany and Belgium; and

Sara Lee’s Transformation Plan, such as

(xiii) Sara Lee’s ability to complete planned business dispositions, and the timing and terms of such transactions;

(xiv) Sara Lee’s ability to obtain a favorable tax ruling, and any other required regulatory approvals, on the proposed spin-off of its Branded Apparel Americas/Asia business;

(xv) Sara Lee’s ability to effectively integrate its remaining businesses into the contemplated new business structure, including Sara Lee’s ability to transition customers to different Bakery brands, transition to common information systems and processes and manage plant capacity and workforce reductions;

(xvi) Sara Lee’s ability to generate the anticipated efficiencies and savings from the various business transformation efforts; and

(xvii) the impact of the Transformation Plan on Sara Lee’s relationships with its employees, its major customers and vendors and Sara Lee’s cost of funds.

In addition, the corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the corporation competes. We have provided additional information in our Form 10-K for fiscal 2004, which readers are encouraged to review, concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 2, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the third quarter of fiscal 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2, 2005 to February 5, 2005	—	$—	—	23,608,208
February 6, 2005 to March 5, 2005	—	—	—	23,608,208
March 6, 2005 to April 2, 2005	4,900,000	21.79	4,900,000	18,708,208

Total	4,900,000	$21.79	4,900,000	18,708,208

(1)	– The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. On January 30, 2003, the Board of Directors increased the number of shares authorized under this program by an additional 50 million shares. At April 2, 2005, 18.7 million shares remain under this program.

ITEM 5. OTHER INFORMATION

On May 3, 2005, the Compensation and Employee Benefits Committee of the Board of Directors (the “Committee”) of Sara Lee Corporation (“Sara Lee”) modified Sara Lee’s compensation arrangements with Brenda C. Barnes, Sara Lee’s Chief Executive Officer. Ms. Barnes joined Sara Lee as its President and Chief Operating Officer on July 1, 2004 and was elected Chief Executive Officer on February 9, 2005. In recognition of her promotion, the Committee increased Ms. Barnes’ annual base salary to $1.0 million per year from $800,000 per year, effective February 1, 2005. The Committee also granted to Ms. Barnes an option to purchase 250,000 shares of Sara Lee common stock at an exercise price of $21.635 per share, which is the fair market value of one share of Sara Lee common stock on the date of grant, and a restricted stock unit (“RSU”) covering 83,333 shares of Sara Lee common stock. Both the stock options and the RSUs will vest in three equal installments on May 3, 2006, 2007 and 2008, and unvested portions are subject to forfeiture in the event her employment terminates before a vesting date. Upon vesting, the RSU will be converted into shares of Sara Lee common stock on a one-for-one basis.

On May 4, 2005, Sara Lee entered into a Retirement Agreement with C. Steven McMillan (the “Agreement”) relating to Mr. McMillan’s retirement as Chairman of the Board and as a director of Sara Lee on October 27, 2005 and his retirement from employment with Sara Lee on December 31, 2005 (the “Retirement Date”). Until the Retirement Date, Mr. McMillan has agreed to devote his full time and attention to implementing Sara Lee’s transformation plan, under the direction of Sara Lee’s Board of Directors and Chief Executive Officer, and will continue to receive his current compensation and benefits. Since Mr. McMillan agreed to the Board of Directors’ request to advance his retirement timing to avoid a change in leadership through the company’s five-year transformation plan, he is entitled to receive separation benefits under Sara Lee’s Severance Plan for Corporate Officers adopted in June 2002 (the “Plan”). The Agreement is consistent with the terms of the Plan and Sara Lee’s standard retirement program for executives. The Agreement provides that during the 30-month period commencing on January 1, 2006 (the “Salary Continuation Period”), Mr. McMillan will receive aggregate “Salary Continuation Payments” of $6,004,290, consisting of salary and a pro rata portion of his bonus under Sara Lee’s annual incentive program. The Salary Continuation Payments will not begin until July 1, 2006, which is six months after the Retirement Date, as required by the American Jobs Creation Act of 2004. Mr. McMillan also will be eligible to receive, subject to the determination of the Compensation and Employee Benefits Committee of Sara Lee and achievement of specific performance goals under the terms of Sara Lee’s annual incentive program, (i) an annual incentive bonus for fiscal 2005, and (ii) a pro rata portion of his maximum annual incentive potential for fiscal 2006, up to a maximum of $604,200, which reflects his employment for only six months of fiscal 2006. For purposes of determining Mr. McMillan’s pension benefits, the Salary Continuation Period will be included in the calculation of his vesting and credited service and the Salary Continuation Payments will be factored into the calculation of his final average compensation.

During the Salary Continuation Period, Mr. McMillan’s outstanding stock options and restricted stock unit awards will continue to vest and be exercisable or distributable in accordance with their existing terms and the provisions of the Plan, and will be treated in the same manner as awards held by actively employed Plan participants in the event a change in control of the company occurs during the Salary Continuation Period. The terms of his restricted stock unit awards will not be affected, except that 102,340 restricted stock units that currently are subject to vesting based on Sara Lee’s three-year total stockholder return have been modified to vest based upon the achievement of the performance targets specified under Sara Lee’s Executive Management Long-Term Incentive Program for Fiscal Years 2005-2007. Shares will be distributed to Mr. McMillan at the same time as other participants in these plans receive their awards for the applicable grants. After the Salary Continuation Period, Mr. McMillan will be considered a retiree under the equity compensation plans applicable to such awards.

During the Salary Continuation Period, Mr. McMillan will be eligible for continued medical and dental coverage and other specified employee benefits available to similarly situated officers of Sara Lee. Mr. McMillan also will be entitled to reimbursement of up to $36,000 during calendar 2006 for financial counseling and tax preparation expenses, will receive secretarial support until the earlier of December 2012 or the date he accepts full time employment with another employer. He also will have continued use of his leased automobile until the earliest of the end of the Salary Continuation Period, the end of the current lease or the date he accepts full time employment with another employer. In the Agreement, Mr. McMillan provides Sara Lee and its affiliates a general liability release and waiver, and he agrees to comply with standard non-competition, non-solicitation, non-disparagement and confidentiality provisions.

The Agreement is subject to a seven-calendar day revocation right on the part of Mr. McMillan and, assuming no revocation, will become effective on May 11, 2005.

ITEM 6 - EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Amendment No. 2 dated as of March 31, 2005 to the Rights Agreement dated as of March 26, 1998 between Sara Lee Corporation and EquiServe Trust Company, N.A., successor in interest to First Chicago Trust Company of New York, as rights agent

10.2	Retirement Agreement dated May 4, 2005 between Sara Lee Corporation and C. Steven McMillan

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION

(Registrant)

By:	/s/ Wayne R. Szypulski
Wayne R. Szypulski
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: May 6, 2005