Form 10-K
period 2005-07-02
LEE SARA CORP
filed 2005-09-02
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☒  No

On August 6, 2005, the registrant had outstanding 784,552,128 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended July 2, 2005 are incorporated by reference into Parts I, II and IV of this Form 10-K, and are filed as Exhibit 13. Portions of the registrant’s Proxy Statement for its 2005 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10-14 of Part III of this Form 10-K.

PART I

Item 1. Business

Sara Lee Corporation (“Sara Lee,” “we,” “our” or the “Company”) is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. With headquarters in Chicago, Illinois, Sara Lee has operations in 58 countries and markets products in nearly 200 nations. The Company was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985.

Business Developments during Fiscal Year 2005

In February 2005, Sara Lee announced a comprehensive Transformation plan, including a new organization structure that became effective at the beginning of fiscal year 2006. Sara Lee’s new organization structure consists of three lines of business:

•	Sara Lee Food & Beverage, which consists of the bakery, packaged meats and Senseo coffee retail businesses in North America.

•	Sara Lee Foodservice, which consists of the bakery, coffee and meats foodservice businesses in North America.

•	Sara Lee International, which consists of the bakery and beverage businesses outside of North America, the global household products business and the European packaged meats business.

Sara Lee also announced its intent to spin off its Branded Apparel Americas/Asia businesses into an independent public company. The timing and structure of the spin off has not yet been determined; however the spin off is expected to be completed in fiscal 2006.

In addition, Sara Lee announced portfolio actions that include the sale of Sara Lee Meats Europe, a packaged meat business with popular European brands such as Aoste and Imperial, which holds its largest positions in France and the Benelux region; Direct Selling, a global business that sells cosmetics, household products, apparel and other products to consumers through a network of independent sales people in countries around the world, most notably in Mexico, Australia, the Philippines and Japan; and U.S. Retail Coffee, a business with well-known, regional retail coffee brands such as Chock full o’Nuts, Hills Bros., MJB and Chase & Sanborn, but not including the Senseo brand.

On August 10, 2005, Sara Lee announced that it has entered into an agreement with Tupperware Corporation for the sale of the Direct Selling business for $557 million. The transaction has been approved by both companies’ boards of directors and is expected to close in the second quarter of fiscal 2006, subject to regulatory approvals and other customary closing conditions.

In connection with the Transformation plan, on February 9, 2005, Brenda C. Barnes was named Sara Lee’s President and Chief Executive Officer. Ms. Barnes joined Sara Lee in July 2004 as its President and Chief Operating Officer. C. Steven McMillan, formerly Sara Lee’s Chief Executive Officer, will continue to serve as Sara Lee’s Chairman through the 2005 annual meeting.

Description of the Business

During fiscal year 2005, Sara Lee had five reportable segments—Sara Lee Meats, Sara Lee Bakery, Beverage, Household Products and Branded Apparel. The Company’s products and services include fresh and frozen baked goods, processed meats, coffee and tea, beverage systems, intimate apparel, underwear, sportswear, legwear and other apparel, and personal, household and shoe care products. Results of operations for fiscal year 2005 are presented based upon this reporting structure.

Sara Lee Meats

Sara Lee Meats sells a variety of meat products, including hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, meat snacks and cooked and dry hams. Sara Lee Meats’ significant brands include Hillshire Farm, Ball Park, Imperial, Jimmy Dean, Sara Lee, Bryan, State Fair, Kahn’s and Best’s Kosher in the U.S.; Nobre, Aoste, Stegeman, Justin Bridou and Cochonou in Europe; and Kir, Zwan and Duby in Mexico.

Sara Lee Meats primarily sells its products in the U.S., western and central Europe and Mexico, and 67% of the segment’s fiscal 2005 sales were generated in U.S. dollars, 28% in euros and 5% in Mexican pesos. Sales are made in both the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to foodservice distributors and large operators. Sales are generally transacted through Sara Lee’s own sales force and outside brokers.

The primary raw materials for Meats’ products include pork, turkey, beef and chicken, which are purchased almost entirely from independent farmers and vendors. Sara Lee does not rely on any one vendor or small group of vendors for these raw materials and prices fluctuate based primarily on supply and demand.

The top 20 customers of the Sara Lee Meats business represent approximately 54% of the segment’s sales. The meats business is highly competitive, with an emphasis on product quality, innovation and price. New product innovations are a key component to success. The Meats segment competes with other international, national, regional and local companies in each of the product groups.

Most of Sara Lee Meats’ operations are regulated by the U.S. Department of Agriculture, whose focus is the quality, sanitation and safety of meat products, and to a lesser extent by state and local government agencies. Sara Lee Meats’ operations in Europe and Mexico are regulated by local authorities.

The Sara Lee Meats’ business accounted for 22.1%, 21.8% and 20.9% of Sara Lee’s consolidated sales during fiscal 2005, 2004 and 2003, respectively.

Sara Lee Bakery

Sara Lee Bakery produces a wide variety of fresh and frozen baked products and specialty items, including bread, buns, bagels, rolls, muffins, specialty bread, refrigerated dough, frozen pies, cakes, cheesecakes and other desserts. Sara Lee Bakery’s significant brands include Sara Lee, Earth Grains, Grant’s Farm, Colonial, Rainbo, Holsum, IronKids, Mother’s, Sunbeam, Healthy Choice, Roman Meal and Chef Pierre in the U.S.; Bimbo, Ortiz and CroustiPate in Europe; and Sara Lee, Bon Gateaux and Universal Foods in Australia. Certain of the brands are used under licensing arrangements; however sales of products sold under licensing arrangements represent less than 7% of Sara Lee Bakery’s total sales.

Sara Lee Bakery primarily sells its products in the U.S., western and central Europe and Australia, and 76% of the segment’s fiscal 2005 sales were generated in U.S. dollars, 20% in euros and 3% in Australian dollars. Sales are made in both the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to foodservice distributors, restaurants and other institutions. Sales primarily are made through Sara Lee’s sales force and independent wholesalers. The Bakery business offers delivery directly to retail customer stores and warehouses through its direct store delivery system, which maintains approximately 5,500 delivery routes.

Sara Lee Bakery’s primary raw materials include wheat flour, sugar, corn syrup, butter, fruit, eggs and cooking oils, which are purchased from independent suppliers. The Bakery segment does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based upon supply and demand, weather and government price supports.

Sara Lee Bakery’s top 20 customers represent approximately 51% of its sales. The bakery business is highly competitive, with an emphasis on product quality, innovation and value. New product innovations drive growth in this segment. The Bakery segment competes with other international, national, regional and local companies in each of the product groups. Sara Lee Bakery competes in these markets by endeavoring to offer superior product quality and value, utilizing marketing strategies that are designed to reinforce and build brand recognition, and by endeavoring to provide superior customer service.

In the United States, Sara Lee Bakery products are subject to regulation by the Food and Drug Administration, the federal agency charged with, among other things, enforcing laws pertaining to food processing, content and labeling, by similar groups in foreign countries and, to a lesser extent, by state and local government agencies.

Sara Lee’s Bakery business accounted for 17.1%, 17.9% and 18.3% of Sara Lee’s consolidated revenues during fiscal 2005, 2004 and 2003, respectively.

Sara Lee Beverage

The Beverage business produces coffee and tea products that are sold in major markets around the world including the U.S., Europe, Australia and Brazil. In Europe, some of Beverage’s more prominent brands are Douwe Egberts, Senseo, Maison du Café, Marcilla, Merrild and Pickwick. In the U.S., significant brands include Chock full o’Nuts, Hills Bros., Chase & Sanborn and Superior, and in South America, significant brands include Café do Ponto, Café Caboclo, União and Café Pilão. Sara Lee Beverage also provides coffee and dispensing equipment in Europe and in the United States.

Fifty percent of the segment’s fiscal 2005 sales were generated in euros, 30% in U.S. dollars, 6% in Brazilian real and 3% in Australian dollars. Sales are made in both the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to foodservice distributors. The Beverage segment also offers direct delivery to restaurants and warehouses through its direct delivery system.

The top 20 customers of the Beverage business represent approximately 40% of the segment’s sales. The beverage business is highly competitive, with an emphasis on quality and value. The Beverage segment competes with other international and regional companies by continuing to introduce new and innovative products to meet consumers’ needs and endeavoring to offer its customers superior product quality and value.

The most significant cost item in the production of coffee products is the price of green coffee beans, which are purchased from farmers and coffee bean vendors in various countries in the world. The price of green coffee fluctuates based upon supply and demand, weather, the political climate in the producing nations, unilateral pricing policies of various nations, speculation in the commodities markets and the relative valuations and fluctuations of the currencies of producer versus consumer countries. These factors also generally affect Sara Lee Beverage’s competitors. The Beverage business mitigates the effect of fluctuating green coffee prices through careful inventory management.

Sara Lee’s Beverage business accounted for 17.4%, 16.5% and 15.4% of Sara Lee’s consolidated revenues during fiscal 2005, 2004 and 2003, respectively.

Sara Lee Branded Apparel

Branded Apparel sources, manufactures and markets basic branded “innerwear” products primarily in three categories—intimate apparel, underwear/activewear and legwear. Products in the intimate apparel category include bras, panties, shapewear and other women’s undergarments. Sara Lee’s legwear products consist of a wide variety of branded, packaged consumer products, including pantyhose, combination panty and pantyhose garments, tights, knee-highs and socks. Sara Lee’s sportswear products include basic fleece, T-shirts, sportshirts and other jersey products. Branded Apparel’s principal brands include Hanes, Champion, Playtex, L’eggs, barely there, Bali, Just My Size and Wonderbra in the U.S. and Dim, Playtex, Unno, Nur Die, Lovable and Wonderbra in Europe.

Branded Apparel primarily sells its products in the U.S. and Europe, and 68% of the segment’s fiscal 2005 sales were generated in U.S. dollars, 16% in euros and 8% in British pounds. Distribution channels range from department and specialty stores for premium brands to warehouse clubs and mass-merchandise outlets for certain value-priced brands. Sales are transacted through Branded Apparel’s sales force.

Branded Apparel’s top 20 customers represent approximately 55% of the segment’s fiscal 2005 sales. Approximately 22% of this segment’s fiscal 2005 sales were to Wal-Mart Stores Inc. The branded apparel business is highly competitive, with an emphasis on product value and quality. Manufacturers rely on their products’ brand recognition, quality, price and customer loyalty. While many products such as white underwear, athletic socks, basic fleece products and T-shirts are not subject to significant change year-to-year, other products such as intimate apparel have a heavier emphasis on style and innovation. Branded Apparel competes against other national and international manufacturers. In addition, the consolidation of the retail trade has resulted in certain customers developing their own brands and sourcing product needs from third-party manufacturers. The sheer hosiery segment of the legwear business is challenging, as worldwide demand for sheer hosiery products has declined over the last several years. Branded Apparel competes by endeavoring to offer superior value, make use of low-cost sourcing and execute integrated marketing activities.

The primary raw materials used in the production of Branded Apparel products include various natural and synthetic fabrics and fibers, including those made from cotton, nylon, spandex and certain elastics that are purchased from various independent suppliers. Sara Lee relies on a small group of suppliers to provide sewing services and certain textiles and yarns that are used in production. The largest of these specific suppliers provides approximately 13% of Branded Apparel’s estimated manufacturing needs. Alternative sources of supply exist for each of these products, services and the other raw materials that are used in production. Prices for raw materials fluctuate based upon supply and demand, the fluctuating cost of cotton, which is affected by weather (which affects the quality and quantity of available supplies), consumer demand, speculation on the commodities market and the relative valuations and fluctuations of the currencies of producer versus consumer countries.

On January 1, 2005, the World Trade Organization completed a 10-year plan to phase out import quotas that limit the number of apparel products that can be imported into the U.S. from certain countries. Approximately 180 countries ship apparel products to the U.S. Branded Apparel sources products from a number of countries and regularly evaluates its sourcing options. In evaluating sourcing alternatives, Branded Apparel considers factors such as quality, style, delivery times and manufacturing flexibility, in addition to the cost of manufacturing the apparel products and compliance with specific operating standards. Branded Apparel will continue to evaluate its product sourcing strategies, including the ability to relocate production sourcing to lower cost locations that previously may not have been available due to the import quotas. The phase out of import quotas also could potentially allow new competitors to enter the apparel business, including both new domestic as well as foreign competitors who could establish manufacturing sites in these foreign locations. It is unclear what the long-term implications will be from the elimination of these quotas.

Sara Lee’s Branded Apparel business accounted for 33.4%, 33.7% and 35.8% of Sara Lee’s consolidated revenues during fiscal 2005, 2004 and 2003, respectively.

Household Products

Household Products produces and sells products in four primary product categories—body care, air care, shoe care and insecticides. Body care products consist of soaps, shampoos, bath and shower products, deodorants, shaving creams and toothpastes that are sold primarily in Europe under brands such as Sanex, Duschdas, Radox, Monsavon and Prodent. Air care products consist of air fresheners under the Ambi Pur brand in the U.S., Europe and certain Asian countries. Shoe care products consist of polishes, cleaners and wax under the Kiwi and Meltonian brands sold in many countries. Insecticides are sold primarily in Europe and Asia under brands such as Vapona, Catch, GoodKnight, Bloom and Ridsect. These products are sold through a variety of retail channels, including supermarkets.

Fifty percent of the segment’s fiscal 2005 sales were in euros, 12% in British pounds, 5% in U.S. dollars, and the remaining amount was generated primarily in the Asia-Pacific region and other portions of Europe.

The top 20 customers of the Household Products business represent approximately 36% of the segment’s sales. The household products business is highly competitive, with an emphasis on innovation, quality and value. The Household Products segment experiences higher sales in the second half of the fiscal year, as sales of both body care products and insecticides increase in anticipation of the warmer summer months.

Sara Lee’s Household Products business, excluding the Direct Selling business which is reported as a discontinued operation in Sara Lee’s financial statements, accounted for 10%, 10.1% and 9.6% of Sara Lee’s consolidated revenues during fiscal 2005, 2004 and 2003, respectively.

On August 10, 2005, Sara Lee announced that it had signed an agreement to sell the Direct Selling business for $557 million and that the transaction is expected to close in the second quarter of fiscal 2006, subject to regulatory approvals and other customary closing conditions. Accordingly, the Direct Selling business is classified as a discontinued operation in Sara Lee’s fiscal 2005 financial statements. The Direct Selling business, which previously was reported within the Household Products segment, sells body care and air care products such as hair care, deodorants, moisturizers and fragrances as well as jewelry and cosmetics primarily in Australia, Mexico, Argentina, Indonesia, the Philippines and South Africa. Sales to consumers are made through a worldwide network of independent sales representatives. Direct Selling includes the Nutrimetics, House of Fuller and NaturCare businesses.

Customers

Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more business segments, and it has developed specific approaches to working with these individual customers. During fiscal 2005, Wal-Mart Stores Inc. was Sara Lee’s largest customer. Net sales to Wal-Mart Stores Inc. were $2.4 billion, or 12.7% of Sara Lee’s fiscal 2005 net sales. The Branded Apparel business made sales of approximately $1.4 billion, or 22% of its fiscal 2005 net sales, to Wal-Mart Stores Inc. and the Sara Lee Meats and Sara Lee Bakery businesses were responsible for $961 million of the remaining sales. Although no other single customer accounts for 10% or more of Sara Lee’s consolidated revenues, the loss of one of our major mass retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

Trademarks

Sara Lee is the owner of approximately 40,000 trademark registrations and applications in more than 180 countries and believes that, as it continues to build brands globally, its trademarks are among its most valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. Sara Lee believes that its core brands are covered by trademark registrations in most countries of the world in which Sara Lee does business, and Sara Lee has an active program designed to ensure that its marks and other intellectual property rights are registered, renewed, protected and maintained. Some of Sara Lee’s products are sold under brands that have been licensed from third parties. Sara Lee also owns a number of valuable patents; however, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, Sara Lee owns numerous copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality

Generally, seasonal changes in demand for certain Sara Lee products are offset by Sara Lee’s diverse product offerings. Seasonality in the Sara Lee Meats segment is balanced by the diverse offering of products that tend to offset seasonal changes in demand. For example, sales of hot dogs and lunchmeat increase during the summer months, and ham and breakfast sausage sales increase during the winter holiday periods. Seasonality in the Sara Lee Bakery segment is balanced by the diverse offering of products that tend to offset the seasonal changes in demand. For example, sales of buns increase in the warm summer months, and sales of dough products, specialty cakes and pies increase for the winter holiday season. Seasonal sales increases for Beverage products are experienced in the second quarter due to higher consumer consumption in the winter months. In the Branded Apparel business, on a constant currency basis, sales are typically higher in the first two quarters of each year. Socks, hosiery and fleece products generally have higher sales in this period as a result of the cooler weather and back-to-school shopping. Sales levels in a period are also impacted by retailers’ decisions to increase or decrease inventory levels in response to anticipated consumer demand. The Household Products segment experiences higher sales in the second half of the fiscal year, as sales of both body care products and insecticides increase in anticipation of the warmer summer months.

In total during fiscal 2005, 24.7% of Sara Lee’s consolidated sales were recognized in the first quarter, 26.3% in the second quarter, 24.3% in the third quarter and 24.7% in the fourth quarter.

Regulations

Sara Lee’s U.S. Meats, Bakery and Beverage operations, food products and packaging materials are subject to regulations administered by the U.S. Department of Agriculture and the Food and Drug Administration. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; and establish labeling standards and nutrition labeling requirements for food products. In addition, various states regulate these businesses by enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants and imposing their own labeling requirements on food products.

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

Employees

Sara Lee employs approximately 137,000 employees worldwide in its continuing operations.

Information Available on Sara Lee’s Web Site

This Annual Report on Form 10-K and Sara Lee’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, and other documents filed with or furnished to the Securities and Exchange Commission (“SEC”) are available on Sara Lee’s Web site (www.saralee.com, under “Investors—Stock Information—SEC Reports”) as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC.

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

Throughout this Annual Report and as permitted by the SEC, Sara Lee “incorporates by reference” certain information from parts of other documents filed or to be filed with the SEC, including Sara Lee’s 2005 Annual Report to Stockholders and Sara Lee’s Proxy Statement. Readers of this Annual Report on Form 10-K are encouraged to read the information referenced in such other documents. Portions of Sara Lee’s 2005 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K, and full copies of Sara Lee’s 2005 Annual Report to Stockholders and Proxy Statement will be available, on or about September 21, 2005, on Sara Lee’s Web site, www.saralee.com, under “Investors—Reports and Documents.”

Financial Information About Industry Segments

For financial reporting purposes, Sara Lee’s businesses are divided into five business segments: Sara Lee Meats, Sara Lee Bakery, Beverage, Household Products and Branded Apparel. Financial information about Sara Lee’s business segments is incorporated herein by reference to Note 24, “Business Segment Information,” to the Consolidated Financial Statements contained in the Company’s 2005 Annual Report to Stockholders.

Financial Information About Foreign and Domestic Operations and Export Sales

Sara Lee’s foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee’s principal foreign subsidiary is Sara Lee/DE N.V., a

Netherlands limited liability company headquartered in Utrecht, the Netherlands (“Sara Lee/DE”). Sara Lee/DE has responsibility for managing the foreign Beverage and worldwide Household Products divisions of Sara Lee. The foreign operations of Sara Lee’s Meats and Bakery businesses are conducted by a number of subsidiaries, principally European, including Sara Lee/DE. Branded Apparel’s international operations are conducted through numerous foreign subsidiaries, including many in Europe and South America. Household Products’ operations are conducted by subsidiaries in over forty countries. The financial information about Sara Lee’s foreign and domestic operations in Note 25, “Geographic Area Information,” to the Consolidated Financial Statements contained in the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Sara Lee of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

Risk Factors

This Annual Report on Form 10-K, including the information incorporated herein by reference, contains certain forward-looking statements including the anticipated costs and benefits of restructuring actions, Sara Lee’s access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events, and are inherently uncertain. Readers should recognize that actual results may differ from those expressed or implied in the forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are the risk factors described below.

Sara Lee’s potential inability to implement the Transformation plan, or to realize the anticipated benefits of the Transformation plan, could adversely affect our results of operations and financial condition.

On February 10, 2005, Sara Lee announced a Transformation plan designed to improve performance and better position Sara Lee for long-term growth. There is no guarantee, however, that we will be able to implement the Transformation plan on terms and conditions that are favorable to us. For example, as part of the Transformation plan, we intend to sell our European Branded Apparel, European Meats, Direct Selling and U.S. retail coffee businesses, and to spin off our Branded Apparel Americas/Asia business into an independent, publicly traded company. There is no guarantee, however, that we will be able to complete these divestitures on terms and conditions that are favorable to us. The spin off requires that we obtain a favorable tax ruling, and other regulatory approvals, to effectuate this transaction and there is no guarantee that we will be able to obtain these rulings and approvals within the anticipated time frame.

Our Transformation plan is designed not only to change Sara Lee’s business portfolio, but also to dramatically increase operating efficiency and generate significant cost savings by fiscal 2010. These plans include integrating our businesses into the new business structure and consolidating our North American and European headquarters in the Chicago area and in Utrecht. The projected cost savings from these plans are important to enable Sara Lee to make the needed marketing and R&D investments to achieve our business growth goals and to improve ongoing financial returns. If Sara Lee is unable to implement any of these elements of the Transformation plan, we may not reap the anticipated benefits of the plan. Any negative impact the Transformation plan has on our relationships with employees, major customers, vendors or our cost of funds, and any failure to generate the anticipated efficiencies and savings from the plan, also could adversely affect our results of operations or financial condition.

Sara Lee is subject to risks associated with our international operations, which could negatively affect our sales to customers in foreign countries as well as our operations and assets in such countries.

In fiscal year 2005, we derived approximately 44% of our net sales from customers located outside of the United States. In addition, we have substantial assets located outside of the United States. As a result, Sara Lee is subject to numerous risks and uncertainties relating to international sales and operations, including:

•	difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex laws, treaties and regulations;

•	different regulatory structures and unexpected changes in regulatory environments;

•	political and economic instability, including the possibility of civil unrest;

•	nationalization of properties by foreign governments;

•	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	potentially negative consequences from changes in tax laws;

•	the imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	the impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the European euro, the British pound, the Australian dollar and the Brazilian real.

The occurrence of any of these events in the markets where Sara Lee operates or in other developing markets could jeopardize or limit Sara Lee’s ability to transact business in those markets and could adversely affect our revenues and operating results.

Our profitability may suffer as a result of competition in our markets.

The brand-name consumer products industry is intensely competitive. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising and introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks as a result of competing for customers in a highly competitive retail environment.

Our consumer products also are subject to significant price competition. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations will suffer.

We may be required to establish additional inventory reserves in connection with our Branded Apparel business.

Inventory in our Branded Apparel business is subject to higher levels of obsolescence and excess stock than other components of Sara Lee’s business. This results from a more complex supply chain, a longer manufacturing process, the seasonal nature of certain inventory items and changes in fashion. As described under the heading “Financial Review” in the Company’s 2005 Annual Report to Stockholders, we increased inventory reserves in the underwear business by $29 million in fiscal 2005 to recognize slow moving and obsolete inventory. There are inherent uncertainties related to the recoverability of inventory, and it is possible that market factors and other conditions underlying the valuation of inventory may change in the future and result in further reserve requirements.

As a result of the Transformation plan, we may be required to take additional write downs in connection with impairment of our intangible assets.

Intangible assets and goodwill comprise a significant portion of out total assets. Intangible assets include trademarks, customer relationships, software and certain contractual relationships. 85% of all of Sara Lee’s intangible assets have a finite life and are amortized, and 15% have an indefinite life and are not amortized. Intangible assets with a finite life are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Such events include adverse changes in the business climate, current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life. An impairment review of goodwill and intangible assets not subject to amortization is conducted at least once a year and if events or changes in circumstances indicate that their carrying value may not be recoverable. As a result of the Transformation plan, we are considering the sale of disposition of many of our businesses as well as the disposal or abandonment of certain other intangible assets. These actions may require us to recognize increased levels of future intangible amortization, or incur charges to recognize the impairment of certain of these assets.

Sara Lee may not be able to implement the capital structure strategic initiatives announced on August 4, 2005 or realize the anticipated benefits of these strategic initiatives.

On August 4, 2005, Sara Lee announced three major capital structure initiatives that we intend to implement as we pursue the Transformation plan. In particular, we announced that we intend to (i) repurchase approximately $2 billion of our common stock during the Transformation period, with $1 billion being repurchased in fiscal 2006, (ii) maintain our annual dividend of $0.79 per share through fiscal 2006, regardless of when the planned divestitures are completed, and (iii) use divestiture proceeds and cash from operations to reduce total debt by at least $1.5 billion. These initiatives are designed to return value to shareholders, optimize our capital structure and help us maintain a strong credit profile as we pursue the Transformation plan. We believe that we will be able to generate sufficient cash necessary to implement each of these initiatives and maintain current investments in our businesses, but there is no guarantee that this will be the case. Furthermore, even if we are able to implement these capital structure initiatives, there is no guarantee that they will achieve their intended results. In particular, we cannot be certain that the initiatives will not result in a downgrade of our credit ratings or that committing cash to these initiatives will be viewed by analysts and investors as an appropriate use of our resources.

Volatility in the equity markets or interest rates could substantially increase our pension costs.

The projected benefit obligation and assets of Sara Lee’s defined benefit pension plans as of the end of fiscal 2005 was $5.4 billion and $3.9 million, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. In addition, our announced plans to dispose of certain businesses and the terms of those disposition transactions may impact future contributions to the benefit plans and the related net periodic benefit cost. A significant increase in our funding requirements could have a negative impact on our results of operations.

The Transformation plan may increase Sara Lee’s effective tax rate.

As a global business, Sara Lee’s tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. One component of our Transformation plan is the planned disposition of several significant businesses, which will impact future results in several ways. First, the tax expense or benefit directly associated with these dispositions will impact our net income and liquidity. Since the terms and conditions of future dispositions have not yet been determined, it is not possible to estimate the impact of such disposition transactions on Sara Lee’s tax expense and liquidity. Secondly, when the spin off of the Branded Apparel Americas/Asia business is completed, the effective tax rate of Sara Lee’s remaining business likely will increase. The Branded Apparel Americas/Asia business historically has had a lower effective tax rate than the remainder of the business and generates a significant amount of operating cash flow. The elimination of this cash flow may require us to remit a greater portion of the earnings of foreign subsidiaries to the U.S. than we have historically, which may result in higher levels of tax expense and cash taxes paid.

Changes in our relationship with our major customers, or in the trade terms required by such customers, may reduce sales and profits.

Because of the competitive environment facing retailers, many of our customers have increasingly sought to obtain pricing concessions or better trade terms. This trend has become more pronounced with increasing retailer consolidation. To the extent we provide concessions or better trade terms, our margins are reduced. Further, if we are unable to maintain terms that are acceptable to our major trade customers, such as Wal-Mart Stores Inc., our largest customer, or our customers determine that less inventory is necessary to service consumers, these customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

Commodity price increases would increase operating costs and may reduce profits.

We use many different commodities in our various businesses, including beef, pork, coffee, wheat, cotton, corn, corn syrup, soybean and corn oils, butter and sugar. Commodities are subject to price volatility caused by commodity market fluctuations, the quality and availability of supply, weather, currency fluctuations, trade agreements among producing and consuming nations, consumer demand and changes in governmental agricultural programs. Commodity price increases result in corresponding increases in our raw material costs. We do use commodity financial instruments to hedge commodity prices, but not at significant levels. We may be able to pass some or all of raw material cost increases to customers in the form of higher product prices; however higher product prices may also result in a reduction in unit volume. If we are not able to increase our product prices to significantly offset increased raw material costs, or if unit volume sales are significantly reduced, it could have a negative impact on our profitability.

Various food safety issues may negatively impact the consumption of meat products by our customers and may lead to increased governmental regulation.

Food safety issues have received increased media attention over the past few years. One prominent issue in the United States and Europe has been concern relating to “mad cow” disease. Any future outbreak of livestock disease in the United States may result in adverse publicity and a loss of customer confidence in the protein products affected by the particular disease. A reduction in consumption of such protein sources in the United States or Europe would have a negative impact on the profitability of our Meats business. Outbreaks of livestock disease may also result in import and export restrictions.

The food production industry is also subject to extensive government regulation. Our U.S. food processing facilities and food products are subject to frequent inspection by the United States Department of Agriculture (USDA), and our meat businesses in Europe and Mexico are regulated by local authorities in a similar fashion. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation. We anticipate increased regulation by various governmental agencies concerning food safety. More stringent requirements could result in changes in industry practices that could increase our costs and reduce margins.

Changes in our credit ratings may have a negative impact on our financing costs in future periods.

Sara Lee has numerous credit facilities available which management considers sufficient to satisfy our operating requirements. Our current short-term credit rating allows us to participate in a commercial paper market that has a large number of potential investors and a high degree of liquidity. A downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, raise our commercial paper borrowing costs, or both.

Resolution of tax disputes may impact our earnings and cash flow.

Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions will be challenged and that our positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

Environmental matters create potential liability risks.

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations and in providing physical security for our worldwide operations. We are currently involved in or have potential liability with respect to the remediation of past contamination in the operation of some of our presently and formerly owned and leased facilities. In addition, some of our present and former facilities have been or had been in operation for many years, and over that time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to which we have sent waste, may in the future be identified and become the subject of remediation. It is possible that we could become subject to additional environmental liabilities in the future that could result in an adverse effect on our results of operations or financial condition.

Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own, or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results and financial condition.

Failure of tobacco to remain a legal product in certain European nations would result in a loss of certain contingent sale proceeds.

We sold our European cut tobacco business in fiscal 1999. Under the terms of that agreement, we will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. If tobacco ceases to be a legal product prior to that date in any or all of these countries, future cash payments associated with the sale agreement will be reduced or eliminated in their entirety.

Item 2. Properties

Sara Lee’s corporate headquarters are located in leased facilities in Chicago, Illinois. In addition, Sara Lee operates more than 584 food processing and consumer product manufacturing plants, warehouses and distribution facilities that each contains more than 20,000 square feet in building area. Sara Lee or its subsidiaries own most of these facilities, and the majority of the leased facilities are subject to lease terms of less than 10 years. Management believes that Sara Lee’s facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Sara Lee’s current business operations and that the loss of any single facility would not have a material adverse effect on the operations or financial results of Sara Lee or any of its lines of business.

The following table identifies the locations of Sara Lee facilities (owned or leased) containing more than 20,000 square feet in building area by line of business.

Sara Lee Meats
United States facilities (14 states)	approximately 5.6 million square feet

International facilities	approximately 6.8 million square feet
Belgium	Mexico
France	The Netherlands
Italy	Portugal

Sara Lee Bakery
United States facilities (27 states)	approximately 7.97 million square feet

International facilities	approximately 2.3 million square feet
Australia	Portugal
France	Spain

Beverage
United States facilities (16 states)	approximately 2.6 million square feet

International facilities	approximately 4.5 million square feet
Australia	France	Poland
Belgium	Germany	Spain
Brazil	Greece	Thailand
Czech Republic	Hungary	United Kingdom
Denmark	The Netherlands

Branded Apparel
United States facilities (10 states)	approximately 12.6 million square feet

International facilities	approximately 11.7 million square feet
Argentina	Germany	Scotland
Belgium	Honduras	South Africa
Brazil	Italy	Spain
Canada	Mexico	Sri Lanka
Costa Rica	Morocco	Tunisia
Czech Republic	Northern Ireland	Turkey
Dominican Republic	The Philippines	United Kingdom
El Salvador	Puerto Rico
France	Romania

Household Products
United States facilities (2 states)	approximately 20,000 square feet

International facilities	approximately 5.7 million square feet
Argentina	Indonesia	Portugal
Australia	Italy	South Africa
Brazil	Japan	Spain
Canada	Kenya	Thailand
China	Malaysia	United Kingdom
Denmark	Mexico	Uruguay
France	The Netherlands	Zambia
Germany	New Zealand	Zimbabwe
Hong Kong	The Philippines
India	Poland

Item 3. Legal Proceedings

On May 13, 2003, John Gallo, a purported Sara Lee stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of purchasers of Sara Lee common stock between and including August 1, 2002 and April 24, 2003. The complaint names Sara Lee, C. Steven McMillan, Chairman and former President and Chief Executive Officer, and Lambertus M. de Kool, Executive Vice President and Chief Financial Officer, as defendants. The complaint contains allegations that the defendants violated Sections 10(b) and 20(a) of the United States Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly misstating or omitting material adverse facts regarding Sara Lee’s business, operations and management and the value of Sara Lee common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants and other insiders to sell their personally-held Sara Lee stock to the public, and caused the plaintiff to purchase Sara Lee common stock at artificially inflated prices. The plaintiff seeks, among other things, class action certification, compensatory damages in an unspecified amount and an award of costs and expenses, including counsel fees.

Seven other putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and named Sara Lee, Mr. McMillan, and Mr. de Kool as defendants. The allegations in each of those complaints are substantially similar to the allegations of the lawsuit described in the immediately preceding paragraph.

Each of the foregoing actions has been consolidated in a single proceeding, In re Sara Lee Corp. Securities Litigation. On January 20, 2004, plaintiffs filed a consolidated amended complaint containing similar allegations that the same defendants allegedly misstated or omitted material adverse facts regarding Sara Lee’s business operations, management and financial statements and the value of Sara Lee’s common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants to increase their bonus compensation and caused the purported class to purchase Sara Lee common stock at artificially inflated prices. The consolidated amended complaint, however, omitted the previous allegations that the individual defendants or other insiders sold their personally-held Sara Lee stock to the public at artificially inflated prices. On March 5, 2004, Sara Lee filed a motion to dismiss the consolidated amended complaint. The motion was denied on December 21, 2004, and Sara Lee’s motion to take an immediate appeal from that ruling was denied on May 26, 2005. On June 30, 2005, Sara Lee filed its answer to the complaint, denying all allegations of wrongdoing. Discovery has commenced and is in its initial stages. Sara Lee believes that the allegations stated in the consolidated amended complaint are without merit and intends to defend the action vigorously.

In addition, on each of June 26, 2003 and July 11, 2003, two purported Sara Lee stockholders filed individual and derivative actions in the Circuit Court of Cook County, Illinois against Sara Lee and its Board of Directors purporting to seek recovery for Sara Lee and its shareholders for purported breaches of fiduciary duty relating to the allegations asserted in the federal securities litigation described above. Each complaint seeks damages in an unspecified amount allegedly sustained by the purported breaches of fiduciary duties, loyalty and due care, and attorneys’ fees and expenses, punitive damages and interest. Both purported derivative actions have been consolidated and the Court has appointed lead and liaison counsel for plaintiffs. The derivative proceedings have been stayed pending further developments in the federal litigation. As discovery is proceeding in the federal action, the parties have negotiated a stipulation that will defer further activity in the state court action pending additional developments in the federal litigation. Sara Lee believes that the allegations in these complaints are without merit and intends to defend each of these actions vigorously.

Sara Lee is a party to various other pending legal proceedings and claims. Some of the proceedings and claims against Sara Lee are for alleged environmental contamination and arise under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”). CERCLA imposes liability, regardless of fault, on certain classes of parties that are considered to be responsible for contamination at a site. Although any one party can be held responsible for all the costs of investigation and cleanup, those costs are usually allocated among parties based on a variety of factors, such as the amount of waste each contributed to the site.

Although the outcome of the pending legal proceedings, including Superfund claims, cannot be determined with certainty, Sara Lee believes that the final outcomes should not have a material adverse effect on Sara Lee’s consolidated results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Sara Lee’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sara Lee’s securities are traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. As of August 6, 2005, Sara Lee had approximately 86,500 holders of record of its common stock. Information regarding market prices and cash dividends paid on Sara Lee’s common stock during the past two fiscal years in Note 26, “Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements contained in the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock that were completed during the fourth quarter of fiscal 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 3, 2005 to May 7, 2005	2,388,000	$21.20	2,388,000	16,320,208

May 8, 2005 to June 4, 2005	0	0	0	16,320,208

June 5, 2005 to July 2, 2005	0	0	0	16,320,208

Total	2,388,000	$21.20	2,388,000	16,320,208

(1)	Sara Lee has a continuing stock repurchase program under which it may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, subsequent to the end of fiscal year 2005, Sara Lee’s Board of Directors has increased the number of shares authorized under this program by an additional 100 million shares. After this additional share repurchase authorization, there were 116.3 million shares available for purchase under this program. There is no expiration date for the program.

Item 6. Selected Financial Data

Financial information for Sara Lee for the five fiscal years ended July 2, 2005 that appears under the heading “Financial Summary” in the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements, and the “Financial Review,” contained in the Company’s 2005 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” in the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” in the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related Notes to Financial Statements of Sara Lee contained in the Company’s 2005 Annual Report to Stockholders and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls

Sara Lee’s Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Sara Lee’s disclosure controls and procedures (as defined in Rule

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) and, based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s report on Sara Lee’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related Report of Independent Registered Public Accounting Firm, are contained Sara Lee’s 2005 Annual Report to Stockholders under the headings “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 2, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the Transformation plan, the Company is likely to experience significant changes in personnel and processes throughout its businesses. These changes could impact the Company’s internal control over financial reporting in future periods.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of Sara Lee

Set forth below is certain information with respect to the current executive officers of Sara Lee. There are no family relationships between any of the executive officers listed below.

Brenda C. Barnes, Age 51. President and Chief Executive Officer of Sara Lee since February 2005, and President and Chief Operating Officer from July 2004 to February 2005. She has served as a director of Sara Lee since July 2004. Ms. Barnes served as the Interim President of Starwood Hotels and Resorts from November 1999 to March 2000, and President and Chief Executive Officer of PepsiCola North America from 1996 until her retirement in 1998. Prior to that she held various positions with several divisions of PepsiCo, Inc. from 1976 to 1996. Ms. Barnes also served as an adjunct professor at the Kellogg Graduate School of Business and at North Central College in 2002. Ms. Barnes is a member of the Board of Directors of The New York Times Company and Staples, Inc. She also serves as Chair of the Board of Trustees of Augustana College, and is a member of the Steering Committee of the Kellogg Center for Executive Women.

Lee A. Chaden, Age 63. Executive Vice President of Sara Lee and Chief Executive Officer of Sara Lee Branded Apparel. He previously served as Executive Vice President—Global Marketing and Sales from May 2003 to May 2004, and Senior Vice President—Human Resources from 2001 until May 2003. Mr. Chaden joined Sara Lee in 1991 as President of the U.S. and Westfar divisions of Playtex Apparel, Inc., which Sara Lee acquired that year. He was promoted to President and Chief Executive Officer of Sara Lee Intimates in 1994, elected a Vice President of Sara Lee Corporation in 1995, elected a Senior Vice President in 1998, and promoted to Chief Executive Officer of Sara Lee Branded Apparel—Europe in 1999. Mr. Chaden serves on the Board of Directors of Stora Enso Corporation.

Diana S. Ferguson, Age 42. Senior Vice President, Strategy Corporate Development of Sara Lee since February 2005 and Treasurer from January 2001 to February 2005. Ms Ferguson was elected a Senior Vice President in January 2005 and a Vice President in January 2001. Prior to joining Sara Lee in 2001, Ms. Ferguson served as Vice President and Treasurer of Fort James Corporation, held a variety of treasury management positions at Eaton Corporation, and served in various financial positions at Fannie Mae, the First National Bank of Chicago and IBM. Ms. Ferguson serves on the Board of Director of Franklin Electric Co., Inc.

Christopher J. (CJ) Fraleigh, Age 42. Senior Vice President of Sara Lee Corporation and Chief Executive Officer of Sara Lee Food & Beverage since January 2005. Prior to joining Sara Lee, Mr. Fraleigh was employed by General Motors Corporation as general manager of its GMC-Buick-Pontiac division during 2004 and as Executive Director of Advertising and Corporate Marketing from 2001 to 2004. Mr. Fraleigh also served as Vice President, Colas from 1999 to 2001, and Director—Brand Pepsi from 1997 to 1999 for PepsiCo, Inc.

Lois M. Huggins, Age 44. Senior Vice President, Chief People Officer of Sara Lee since July 2005, Senior Vice President, Global Human Resources from January 2004 to July 2005, Vice President, Human Resources from April 2003 to January 2004, leader of Sara Lee’s Organization Development & Diversity initiative from 2000 to April 2003, and Divisional Vice President, Human Resources, for Sara Lee Intimate Apparel from 1997 to 2000. Ms. Huggins joined Sara Lee in 1987 and has held a variety of positions with increasing responsibilities with Sara Lee and its subsidiaries.

L.M. (Theo) de Kool, Age 52. Executive Vice President and Chief Financial and Administrative Officer of Sara Lee since February 2005; Executive Vice President and Chief Financial Officer of Sara Lee from January 2002 to February 2005. Mr. de Kool began his career with Sara Lee in 1990, serving as Vice President of Finance for the Household and Personal Care division of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee, from 1990 to 1993. From 1993 to 1995, he served as Chief Financial Officer of the Blokker retail chain. Mr. de Kool rejoined Sara Lee/DE in 1995 as its Chief Financial Officer and as a member of its Board of Management. Mr. de Kool was named a Vice President of Sara Lee in 1996 and a Senior Vice President of Sara Lee in 2001. Mr. de Kool also serves as a member of the Supervisory Board of Royal Wessanen nv, a multinational food corporation based in the Netherlands.

C. Steven McMillan, Age 59. Chairman of the Board of Sara Lee since October 2001, and Chief Executive Officer of Sara Lee from July 2000 to February 2005. Mr. McMillan also served as President of Sara Lee from 2000 to July 2004, President and Chief Operating Officer from 1997 to July 2000, Executive Vice President from 1993 to 1997 and Senior Vice President from 1986 to 1993. Mr. McMillan became a director of Sara Lee in 1993. He also is a director of Monsanto Corporation. Mr. McMillan is a member of the Advisory Board of the J.L. Kellogg Graduate School of Management at Northwestern University and is a member of the Supervisory Board of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee. He is a trustee of the Chicago Symphony Orchestra and serves on the Board of the Steppenwolf Theatre Company. Mr. McMillan also serves on the Boards of Directors of Grocery Manufacturers of America, the Chicago Council on Foreign Relations, the Economic Club of Chicago and Catalyst, Inc. He is a member of The Business Council, The Business Roundtable, G-100, The Executives’ Club of Chicago, and the Civic Committee of The Commercial Club of Chicago.

James W. Nolan, Age 49. Senior Vice President of Sara Lee and Chief Executive Officer of Sara Lee Foodservice since February 2005. Mr. Nolan served as Executive Vice President, U.S. Operations of PepsiAmericas, Inc., from 2002 to February 2005, and served as PepsiAmericas’ Senior Vice President—West Group from 2001 to 2002. Mr. Nolan was employed by PepsiCo, Inc. and served as Senior Vice President, Sales and Market Development from 1998 to 2001 and as Chief Customer Officer/Senior Vice President National Sales from 1994 to 1998.

Richard A. Noll, Age 48. Senior Vice President of Sara Lee since December 2002, President and Chief Operating Officer of Sara Lee Branded Apparel since July 2005 and Chief Executive Officer of the Sara Lee Bakery Group from July 2003 to July 2005. Mr. Noll joined Sara Lee in 1992 and has held a number of management positions with increasing responsibilities, including Chief Operating Officer of Sara Lee Bakery Group, Chief Executive Officer of Sara Lee’s sock business and Chief Executive Officer of Sara Lee Legwear, Direct and Mexico. He was elected a Vice President of Sara Lee in 1999.

Adriaan Nühn, Age 52. Executive Vice President of Sara Lee since March 2003 and Chairman of the Board of Management and Chief Executive Officer of Sara Lee International B.V., Sara Lee’s Dutch subsidiary, from July 2003. Mr. Nühn joined Sara Lee International in 1990 and has held various positions of increasing responsibility. He was elected a Vice President of Sara Lee, Chief Executive Officer of Sara Lee’s Household and Body Care division and a member of the Board of Management of Sara Lee International in 1995, elected a Senior Vice President of Sara Lee in 1996 and appointed President of Sara Lee’s worldwide Coffee and Tea division in 1999.

Roderick A. Palmore, Age 53. Executive Vice President, General Counsel and Secretary of Sara Lee since April 2004, Senior Vice President, General Counsel and Secretary of Sara Lee since 1999 and Deputy General Counsel and Vice President of Sara Lee from 1996 to 1999. Prior to joining Sara Lee, Mr. Palmore was a partner of Sonnenschein, Nath & Rosenthal (law firm) in Chicago from 1993 to 1996 and a partner of Wildman, Harrold, Allen & Dixon (law firm) in Chicago from 1986 to 1993.

Wayne R. Szypulski, Age 54. Senior Vice President of Sara Lee since June 2001; Controller and Chief Accounting Officer of Sara Lee since 1993. Since joining Sara Lee in 1983, Mr. Szypulski has held various financial accounting positions with Sara Lee, including Vice President–Controller, Assistant Corporate Controller, Director–Accounting Projects, and Manager-Accounting.

The following information is incorporated herein by reference to Sara Lee’s Proxy Statement under the headings indicated: information with respect to Sara Lee’s directors, under the heading “Election of Directors;” information regarding Sara Lee’s audit committee and its designation of an audit committee financial expert, under the heading “Meetings and Committees of the Board–Audit Committee;” and information regarding compliance with Section 16(a) of the Securities Exchange Act, under “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, which are contained in the Company’s 2005 Annual Report to Stockholders are incorporated herein:

(a) 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income—Years ended June 28, 2003, July 3, 2004 and July 2, 2005

Consolidated Balance Sheets—June 28, 2003, July 3, 2004 and July 2, 2005

Consolidated Statements of Common Stockholders’ Equity—For the period June 29, 2002 to July 2, 2005

Consolidated Statements of Cash Flows—Years ended June 28, 2003, July 3, 2004 and July 2, 2005

Notes to Financial Statements

2.	Financial Statement Schedules

The following Financial Statement Schedule, together with the Report of Independent Registered Public Accounting Firm with respect thereto, appears elsewhere in this Report and is incorporated herein by reference.

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

September 2, 2005

SARA LEE CORPORATION

By:	/s/ WAYNE R. SZYPULSKI
Wayne R. Szypulski
Senior Vice President, Controller
(Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Wayne R. Szypulski and Brenda C. Barnes, and each of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to act for him/her and in his/her name, place and stead, in any and all capabilities to sign the Annual Report on Form 10-K of Sara Lee Corporation for the fiscal year ending July 2, 2005, and any and all amendments thereto and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done himself.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 2, 2005.

Signature	Title

/s/ C. STEVEN MCMILLAN C. Steven McMillan	Chairman of the Board and Director

/s/ BRENDA C. BARNES Brenda C. Barnes	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ L.M. (THEO) DE KOOL L.M. (Theo) de Kool	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ WAYNE R. SZYPULSKI Wayne R. Szypulski	Senior Vice President and Controller (Principal Accounting Officer)

/s/ J.T. BATTENBERG III J.T. Battenberg III	Director

/s/ CHARLES W. COKER Charles W. Coker	Director

/s/ JAMES S. CROWN James S. Crown	Director

Signature	Title

/s/ WILLIE D. DAVIS Willie D. Davis	Director

/s/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/s/ CORNELIS J.A. VAN LEDE Cornelis J.A. van Lede	Director

/s/ JOAN D. MANLEY Joan D. Manley	Director

/s/ IAN M.G. PROSSER Ian M.G. Prosser	Director

/s/ ROZANNE L. RIDGWAY Rozanne L. Ridgway	Director

/s/ RICHARD L. THOMAS Richard L. Thomas	Director

EXHIBIT INDEX

3.	Exhibits

Incorporation by Reference
(3a)	1. Articles of Restatement of Charter dated August 28, 2003	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended June 28, 2003.

(3b)	2. Amended Bylaws, dated August 28, 2003	Exhibit 3(b) to Report on Form 10-K for Fiscal Year ended June 28, 2003.

(4)	1. Rights Agreement, dated as of March 26, 1998 between Sara Lee Corporation and First Chicago Trust Company of New York, as rights agent.	Exhibit 4.1 to Report on Form 8-K dated May 15, 1998

	2. Amendment No. 1 to Rights Agreement, dated as of June 1, 2002	Exhibit 4.2 to Report on Form 10-K for Fiscal Year ended June 28, 2003

	3. Amendment No. 2 to Rights Agreement, dated as of March 31, 2005	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended April 2, 2005

	4. Form of Floating Rate Note due 2003	Exhibit 4.1 to Current Report on Form 8-K dated September 24, 2001

	5. Form of 6 1/4% Notes due 2011	Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2001

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

(10)	*1. 1981 Stock Option Plan, as amended	Exhibit 10(11) to Report on Form 10-K for Fiscal Year ended July 1, 1989

	*2. 1988 Non-Qualified Stock Option Plan, as amended	Exhibit 10(3) to Report on Form 10-K for Fiscal Year ended July 1, 1995

	*3. 1989 Incentive Stock Plan, as amended	Exhibit 10(4) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*4. Supplemental Benefit Plan, as amended	Exhibit 10(5) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*5. Performance-Based Annual Incentive Plan	Exhibit A to Proxy Statement dated September 20, 1995

	*6. 1995 Long-Term Incentive Stock Plan, as amended	Exhibit 10(16) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*7. 1995 Non-Employee Director Stock Plan, as amended	Exhibit 10(8) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*8. 1998 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 21, 1998

	*9. 2002 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 25, 2002

	*10. Executive Deferred Compensation Plan	Exhibit 10(12) to Report on Form 10-K for Fiscal Year ended July 3, 1999

Incorporation by Reference
*11. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10(13) to Report on Form 10-K for Fiscal Year ended July 1, 2000

*12. FY 2004-06 Long Term Restricted Stock Unit Grant Program	Exhibit 10.13 to Report on Form 10-K for Fiscal Year ended July 3, 2004

*13. Non-Qualified Estate Builder Deferred Compensation Plan	Exhibit 10(17) to Report on Form 10-K for Fiscal Year ended June 29, 1985

*14. Severance Plans For Corporate Officers, as amended	Exhibit 10.15 to Report on Form 10-K for Fiscal Year ended July 3, 2004

*15. Employee Option & Share Plan For Employees in the Netherlands	Exhibit 10.24 to Report on Form 10-K for Fiscal Year ended June 29, 2002

*16. U.K. Savings Incentive Plan	Exhibit 10.18 to Report on Form 10-K for Fiscal Year ended June 28, 2003

*17. International Employee Stock Purchase Plan	Exhibit 10.26 to Report on Form 10-K for Fiscal Year ended June 29, 2002

*18. Share 2000 Global Stock Plan	Exhibit 10.27 to Report on Form 10-K for Fiscal Year ended June 29, 2002

*19. Employment Agreement dated January 1, 1996 between Adriaan Nühn and Sara Lee Corporation.	Exhibit 10.21 to Report on Form 10-K for Fiscal Year ended July 3, 2004

*20. Employment Agreement dated June 11, 1987 between Adriaan Nühn and Sara Lee/DE N.V.	Exhibit 10.22 to Report on Form 10-K for Fiscal Year ended July 3, 2004

*21. FY04-06 Executive Management Long-Term Incentive Program	Exhibit 10.23 to Report on Form 10-K for Fiscal Year ended July 3, 2004

*22. Executive Management Long-Term Incentive Program for Fiscal Years 2005-2007	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2004

*23. Form of Grant Notice under Executive Management Long-Term Incentive Program	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2004

*24. Long-Term Restricted Stock Unit Grant program for Fiscal Years 2005-2007	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2004

*25. Form of Grant Notice under Long-Term Restricted Stock Unit Grant program	Exhibit 10.4 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2004

*26. Terms of Performance Stock Unit Grant to C. Steven McMillan	Exhibit 10.5 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2004
*27. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2005

*28. Annual Incentive Plan Program for Fiscal Year 2005	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2005

*29. Retirement Agreement dated May 4, 2005 between Sara Lee Corporation and C. Steven McMillan	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended April 2, 2005

*30. Amended and Restated Sara Lee Corporation 1999 Non-Employee Director Stock Plan

Incorporation by Reference

*31. Retention and Recognition Program Related to 2005 Company Reorganization

*32. Retention & Recognition Program for Individuals at “C” Level and Below

*33. Annual Incentive Plan Program description for Fiscal Year 2006

*34. Long-Term Restricted Stock Unit Grant program for Fiscal Years 2006 – 2008

*35. Form of Restricted Stock Unit Grant Notice & Agreement for FY 06-08 LTRSU

*36. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement

(12)	1. Computation of Ratio of Earnings to Fixed Charges

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

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors of Sara Lee Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated August 30, 2005 appearing in the 2005 Annual Report to Shareholders of Sara Lee Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

August 30, 2005

SCHEDULE II

Sara Lee Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 28, 2003, July 3, 2004 and July 2, 2005

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs (1) Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended June 28, 2003
Allowances for bad debts	$94	$10	$(21)	$7	$90
Other receivable allowances	111	164	(146)	(7)	122

Total	$205	$174	$(167)	$0	$212

For the Year Ended July 3, 2004
Allowances for bad debts	$90	$13	$(19)	$0	$84
Other receivable allowances	122	192	(176)	(1)	137

Total	$212	$205	$(195)	$(1)	$221

For the Year Ended July 2, 2005
Allowances for bad debts	$84	$6	$(25)	$(3)	$62
Other receivable allowances	137	192	(202)	(6)	121

Total	$221	$198	$(227)	$(9)	$183

(1)	Net of collections on accounts previously written off.