Form 10-Q
period 2005-10-01
LEE SARA CORP
filed 2005-11-10
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On October 1, 2005, the Registrant had 759,538,052 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

Exhibit 10.1	Annual Incentive Plan Program for Fiscal Year 2006

Exhibit 10.2	Form of Restricted Cash Award Grant Notice and Agreement under Transformation Retention Program

Exhibit 10.3	Form of Restricted Stock Unit Grant Notice and Agreement under Transformation Retention Program

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

PART I

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

The preparation of the Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Significant estimates in these Consolidated Financial Statements include allowances for doubtful accounts receivable, net realizable value of inventories, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the volatility and expected lives for stock compensation instruments granted to employees. Actual results could differ from these estimates.

The Consolidated Financial Statements for the thirteen weeks ended October 1, 2005 and October 2, 2004 and the balance sheet as of July 2, 2005 included herein have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to make a fair statement of the financial position at October 1, 2005 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of July 2, 2005 and the Consolidated Statement of Common Stockholders’ Equity for the period July 3, 2004 to July 2, 2005 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the fiscal year ended July 2, 2005. The results of operations for the thirteen weeks ended October 1, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation’s Form 10-K for the year ended July 2, 2005 and other financial information filed with the Securities and Exchange Commission.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at October 1, 2005 and July 2, 2005

(In millions)

	(Unaudited) October 1, 2005	July 2, 2005
ASSETS

Cash and equivalents	$1,592	$539
Trade accounts receivable, less allowances	1,806	1,830
Inventories:
Finished goods	404	381
Work in process	312	316
Materials and supplies	1,711	1,674

	2,427	2,371
Other current assets	430	347
Assets of discontinued operations held for sale	718	729

Total current assets	6,973	5,816

Other non-current assets	117	117
Deferred tax asset	295	273
Property, net	3,033	3,039
Trademarks and other identifiable intangibles, net	1,533	1,574
Goodwill	3,156	3,154
Assets of discontinued operations held for sale	320	445

	$15,427	$14,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes payable	$1,866	$249
Accounts payable	1,256	1,299
Accrued liabilities	2,659	2,580
Current maturities of long-term debt	341	381
Liabilities of discontinued operations held for sale	491	464

Total current liabilities	6,613	4,973

Long-term debt	4,086	4,116
Pension obligation	858	858
Other liabilities	1,400	1,353
Liabilities of discontinued operations held for sale	104	100
Minority interests in subsidiaries	87	80
Common stockholders’ equity	2,279	2,938

	$15,427	$14,418

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen Weeks Ended October 1, 2005 and October 2, 2004

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended
	October 1, 2005	October 2, 2004
Net sales	$4,305	$4,395

Cost of sales	2,789	2,815
Selling, general and administrative expenses	1,273	1,236
Charges for (income from) exit activities and business dispositions	(1)	(6)
Contingent sale proceeds	(114)	(117)
Interest expense	74	67
Interest income	(22)	(27)

	3,999	3,968

Income from continuing operations before income taxes	306	427
Income taxes	53	83

Income from continuing operations	253	344

Discontinued operations
Net (loss) income from discontinued operations, net of tax of $(35) and $6	(186)	8

Net income	$67	$352

Income from continuing operations per common share
Basic	$0.33	$0.43

Diluted	$0.32	$0.43

Net income per common share
Basic	$0.09	$0.45

Diluted	$0.09	$0.44

Average shares outstanding
Basic	779	790

Diluted	782	795

Cash dividends per common share	$0.1975	$0.1875

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period July 3, 2004 to October 1, 2005

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at July 3, 2004	$2,985	$8	$104	$4,437	$(170)	$(1,394)

Net income	352	—	—	352	—	—	$352
Translation adjustments, net of tax	88	—	—	—	—	88	88
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(13)	—	—	—	—	(13)	(13)

Comprehensive income							$427

Cash dividends -
Common ($0.1875 per share)	(147)	—	—	(147)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	25	—	25	—	—	—
Restricted stock	8	—	8	—	—	—
Share repurchases and retirement	(239)	—	(100)	(139)	—	—
Conversion of ESOP preferred to common	—	—	—	—	—	—
ESOP contributions and other	1	—	1	—	—	—

Balances at October 2, 2004	3,060	8	38	4,503	(170)	(1,319)

Net income	367	—	—	367	—	—	$367
Translation adjustments, net of tax	(26)	—	—	—	—	(26)	(26)
Minimum pension liability, net of tax	(70)	—	—	—	—	(70)	(70)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	13	—	—	—	—	13	13

Comprehensive income	—	—	—	—	—	—	$284

Cash dividends -
Common ($0.5925 per share)	(467)	—	—	(467)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	142	—	142	—	—	—
Restricted stock	43	—	43	—	—	—
Tax benefit related to stock-based compensation	10	—	—	—	10	—
Share repurchases and retirement	(157)	—	(157)	—	—	—
ESOP contributions and other	23	—	13	5	5	—

Balances at July 2, 2005	2,938	8	79	4,408	(155)	(1,402)

Net income	67	—	—	67	—	—	$67
Translation adjustments, net of tax	(11)	—	—	—	—	(11)	(11)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(28)	—	—	—	—	(28)	(28)

Comprehensive income							$28

Cash dividends-common ($0.1975 per share)	(154)	—	—	(154)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	13	—	13	—	—	—
Restricted stock	15	—	15	—	—	—
Share repurchases and retirement	(561)	—	(107)	(454)	—	—
ESOP contributions and other	—	—	—	—	—	—

Balances at October 1, 2005	$2,279	$8	$—	$3,867	$(155)	$(1,441)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Thirteen Weeks Ended October 1, 2005 and October 2, 2004

(In millions)

Unaudited

	Thirteen Weeks Ended
	October 1, 2005	October 2, 2004
OPERATING ACTIVITIES -
Income from continuing operations	$253	$344
Less: Cash received from contingent sale proceeds	(114)	(117)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation	129	131
Amortization of intangibles	37	44
Net gain on business dispositions	(32)	—
Decrease in deferred income taxes	(15)	(16)
Other	(2)	(34)
Changes in current assets and liabilities, net of businesses acquired and sold	(71)	(232)

Net cash from operating activities from continuing operations	185	120

Net cash from (used in) operating activities of discontinued operations	3	(48)

Net cash from operating activities	188	72

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(99)	(80)
Acquisitions of businesses	(7)	—
Dispositions of businesses and investments	62	—
Cash received from contingent sale proceeds	114	117
Sales of assets	49	33

Net cash from investment activities	119	70

FINANCING ACTIVITIES -
Issuances of common stock	10	21
Purchases of common stock	(561)	(239)
Repayments of long-term debt	(125)	(692)
Short-term borrowings, net	1,617	482
Payments of dividends	(154)	(147)

Net cash from (used in) financing activities	787	(575)

Effect of changes in foreign exchange rates on cash	(18)	6

Increase (decrease) in cash and equivalents	1,076	(427)
Less: cash generated from discontinued operations	(23)	(3)
Cash and equivalents at beginning of year	539	642

Cash and equivalents at end of quarter	$1,592	$212

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
Decrease (increase) in trade accounts receivable	$49	$(10)
Increase in inventories	(12)	(75)
Increase in other current assets	(80)	(14)
Decrease in accounts payable	(77)	(49)
Increase (decrease) in accrued liabilities	49	(84)

Changes in current assets and liabilities, net of businesses acquired and sold	$(71)	$(232)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the thirteen-week periods ended October 1, 2005 and October 2, 2004, options to purchase 44.9 million and 26.0 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The average shares outstanding declined in the first quarter of fiscal 2006 as a result of shares repurchased under the corporation’s ongoing common stock repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. On August 1, 2005, the corporation’s Board of Directors authorized the repurchase of an additional 100 million shares of common stock. As a result of this action, the total number of shares authorized for repurchase increased to 116 million. At a $19 per share price, the additional authorization is equivalent to $2 billion, and the corporation indicated that it expects to repurchase $1 billion of the corporation’s common stock in fiscal 2006, using either cash generated from operations, proceeds from borrowings or the proceeds from business dispositions. During the first quarter of fiscal 2006, the corporation repurchased 29.1 million shares of common stock for a purchase price of $561 million. Of this total, 20.9 million shares were purchased for $400 million under an accelerated share repurchase program where the final purchase price will be based upon the average daily share price over a period of time that will not exceed 6 months. The final purchase price settlement will be made in shares of common stock. Until this transaction is completed, the corporation’s purchase of additional shares of its common stock is subject to conditions imposed by the counterparty to the transaction. The timing and amount of share repurchases for the remainder of fiscal 2006 and beyond will be based upon market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and diluted for the thirteen weeks ended October 1, 2005 and October 2, 2004:

Computation of Net Income per Common Share

(In millions, except per share data)

	Thirteen Weeks Ended
	October 1, 2005	October 2, 2004
Income from continuing operations	$253	$344
Net (loss) income from discontinued operations	(186)	8

Net income	$67	$352

Average shares outstanding – basic	779	790
Dilutive effect of stock option and award plans	3	5

Diluted shares outstanding	782	795

Income from continuing operations per share
Basic	$0.33	$0.43

Diluted	$0.32	$0.43

Net Income Per Common Share
Basic	$0.09	$0.45

Diluted	$0.09	$0.44

2. Stock-Based Compensation

The corporation has various stock option, employee stock purchase and stock award plans. At October 1, 2005, 70.8 million shares were available for future grant in the form of either options, restricted shares or stock appreciation rights.

On July 3, 2005, the corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (FAS No. 123(R)) using the modified prospective method. FAS No. 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting FAS No. 123(R), the corporation will recognize compensation cost for all share-based payments granted after July 3, 2005, plus any awards granted to employees prior to July 3, 2005 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. The impact of adopting FAS No. 123(R) did not have a significant impact on income from continuing operations, income before income taxes, net income, cash flow from operations, or earnings per share during the quarter.

Prior to July 3, 2005, the corporation recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the corporation’s equity-based awards was measured under APB No. 25 on the date the shares were granted. Under APB No. 25, no compensation expense has been recognized for stock options, replacement stock options and shares sold under the Employee Stock Purchase Plan. Compensation expense was recognized under APB No. 25 for the cost of restricted share unit awards granted to employees.

During the thirteen weeks ended October 2, 2004, had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” the corporation’s net income and earnings per share would have been impacted as shown in the following table.

(In millions)	Thirteen Weeks Ended October 2, 2004
Reported net income	$352
Plus – Stock-based employee compensation included in reported net income, net of related tax effects	8
Less - Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(12)

Pro forma net income	$348

Earnings per share:
Basic – as reported	$0.45

Basic – pro forma	$0.44

Diluted – as reported	$0.44

Diluted – pro forma	$0.44

Stock Options

The exercise price of each stock option equals or exceeds the market price of the corporation’s stock on the date of grant. Options can generally be exercised over a maximum term of 10 years. Options generally vest ratably over three years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table.

	Thirteen Weeks Ended October 1, 2005	Fiscal Year 2005
Weighted average expected lives	6.1 years	3.6 years
Weighted average risk-free interest rate	4.3%	3.1%
Range of risk-free interest rates	4.2- 4.3%	2.8 –3.1%
Weighted average expected volatility	26.2%	23.8%
Range of expected volatility	25.2 – 26.4%	23.5 – 24.4%
Expected dividend yield	4.2%	3.6%

The corporation uses historical volatility for a period of time that is comparable to the expected life of the option to determine volatility assumptions. The corporation has discontinued the granting of replacement options after the start of fiscal 2006. As a result of this change, the corporation utilizes the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

A summary of the changes in stock options outstanding under the corporation’s option plans during the thirteen weeks ended October 1, 2005 is presented below:

Shares in Thousands and Intrinsic Value in Millions	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at July 2, 2005	53,543	$22.14	3.8	$25
Granted	2,002	19.54
Exercised	(179)	19.68
Canceled/expired	(1,932)	25.80

Options Outstanding at October 1, 2005	53,434	$22.99	3.9	$15

Options Exercisable at October 1, 2005	50,973	$21.01	3.6	$15

The weighted average grant date fair value of options granted during the first quarter of fiscal 2006 and fiscal 2005 was $4.01 and $2.68, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2006 and fiscal 2005 was $1 million and $5 million, respectively. The fair value of options that vested during the first quarter of fiscal 2006 was $6 million. The corporation received cash from the exercise of stock options during the first quarter of fiscal 2006 of less than $1 million. As of October 1, 2005, the corporation had $8 million of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted average period of 1.0 year.

Employee Stock Purchase Plan

The ESPP permits eligible full-time employees to purchase a limited number of shares of the corporation’s common stock at 85% of market value. Under the plan, the corporation sold 396,597 and 392,884 shares to employees in the first quarter of fiscal 2006 and fiscal 2005, respectively. Compensation expense is calculated for the fair value of the employees’ purchase rights using the Black-Scholes model. Assumptions include an expected life of 1/4 of a year and weighted average risk-free interest rates of 2.8% in the first quarter of fiscal 2006, and 1.1% in fiscal 2005. Other underlying assumptions are consistent with those used for the corporation’s stock option plans described above. The weighted average fair value of individual options granted during the first quarter of fiscal 2006 and fiscal 2005 was $3.49 and $3.53, respectively. In November 2005, the corporation eliminated the 15% discount on shares acquired through the ESPP. Future purchases under the ESPP plan will be at the fair value of the shares.

Stock Unit Awards

Restricted stock units (RSUs) are granted to certain employees to incent performance and retention over periods ranging from one to five years. Upon the achievement of defined goals, the RSUs are converted into shares of the corporation’s common stock on a one-for-one basis and issued to the employees. A substantial portion of all RSUs vest solely upon continued future service to the corporation. A small portion of RSUs vest based upon continued future employment and the achievement of certain defined performance measures. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation is recognized over the period during which the employees provide the requisite service to the corporation. A summary of the changes in the stock unit awards outstanding under the corporation’s benefit plans during the first quarter of fiscal 2006 is presented below:

Shares in Thousands and Intrinsic Value in Millions	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Nonvested share units at July 3, 2005	8,088	$20.59	$159	1.0
Granted	2,330	19.28
Vested	(2,974)	19.58
Forfeited	(84)	20.70

Nonvested share units at October 1, 2005	7,360	$20.59	$139	1.4

Exercisable share units at October 1, 2005	1,008	$14.45	$19	1.1

The total fair value of share-based units that vested during the first quarter of fiscal 2006 was $58 million. As of October 1, 2005, the corporation had $96 million of total unrecognized compensation expense related to stock unit plans which will be recognized over the weighted average period of 1.6 years.

For all share-based payments, during the first quarter of fiscal 2006, the corporation recognized total compensation expense of $24 million, and recognized a tax benefit of $9 million. The corporation will satisfy the requirement for common shares for share-based payments by issuing newly authorized shares.

3. Segment Information

Effective in the first quarter of fiscal 2006, the corporation reorganized its business operations around distinct consumers, customers and geographic markets in order to build functional excellence, increase strategic focus and simplify the organization. As a result of these changes, the corporation has reorganized its business operations into seven business segments. Historical results have been restated to present the business segments on a comparable basis. The following is a general description of the corporation’s seven business segments. A detailed description of each business segment is included in Management’s Discussion and Analysis in this document.

•	North American Retail Meats – sells a variety of packaged meat products to retail customers in North America.

•	North American Retail Bakery – sells a variety of bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	Foodservice – sells a variety of meats, bakery, and beverage products to foodservice customers in the U.S.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil. The International Beverage segment also includes the corporation’s European meats business. The corporation has announced it is exploring the sale of the European meats business, but no decisions have been made at this time regarding the ultimate actions that may be taken.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides.

•	Branded Apparel – sources, manufactures and markets basic branded apparel products under the categories of innerwear, outerwear and sheer hosiery in the Americas and Asia, and operates a predominately private label apparel operation in the U.K.

The following is a summary of sales and operating segment income by business segment for the thirteen weeks ended October 1, 2005 and October 2, 2004.

	Thirteen Weeks Ended
	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
North American Retail Meats	$615	$596	$17	$24
North American Retail Bakery	460	471	(4)	9
Foodservice	536	538	16	43
International Beverage	809	781	91	132
International Bakery	192	187	12	21
Household and Body Care	446	462	79	67
Branded Apparel	1,252	1,362	105	133

Total business segments	4,310	4,397	316	429
Intersegment sales	(5)	(2)	—	—

Total net sales and operating segment income	4,305	4,395	316	429

Amortization of intangibles	—	—	(24)	(30)
General corporate expenses	—	—	(48)	(49)
Contingent sale proceeds	—	—	114	117

Total net sales and operating income	4,305	4,395	358	467
Net interest expense	—	—	(52)	(40)

Net sales and income from continuing operations before income taxes	$4,305	$4,395	$306	$427

The following table summarizes the assets utilized in the corporation’s business segments as of October 1, 2005 and July 2, 2005. Certain asset amounts have been allocated to the business segments using preliminary fair value estimates, which will be finalized in the second quarter.

	October 1, 2005	July, 2 2005
Assets
North American Retail Meats	$1,151	$1,201
North American Retail Bakery	1,374	1,448
Foodservice	1,703	1,647
International Beverage	2,624	2,197
International Bakery	1,369	1,126
Household and Body Care	2,064	1,695
Branded Apparel	3,855	4,167

	14,140	13,481
Discontinued operations	1,038	1,174
Other(1)	249	(237)

Total assets	$15,427	$14,418

(1) Principally cash and equivalents, certain fixed assets, deferred tax assets and certain other noncurrent assets.

4. Exit Activities and Business Dispositions

The reported results for the first quarter of fiscal years 2006 and 2005 reflect amounts recognized for exit and disposal actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following is a summary of the (income) expense associated with these actions:

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004
Exit and disposal programs:
Fiscal 2006 restructuring actions	$61	$—
Fiscal 2005 restructuring actions	—	2
Fiscal 2004 restructuring actions	—	—
Other restructuring actions	—	(3)

Total exit costs (income)	61	(1)
Business dispositions	(26)	(3)

Impact on income from continuing operations before income taxes	$35	$(4)

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income of the corporation:

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004
Cost of sales:
Accelerated depreciation related to facility closures in the North American Retail Bakery, Foodservice and Household and Body Care segments	$3	$11
Curtailment gain from North American Retail Bakery and
Foodservice workforce reduction	—	(16)
Selling, general and administrative expenses:
Transformation charges	33	—
Accelerated amortization of intangibles	—	7
Charges for (income from):
Exit activities	25	(3)
Business dispositions	(26)	(3)

Impact on income from continuing operations before income taxes	$35	$(4)

The exit and business disposition actions recognized during the first quarter of fiscal year 2006 reduced income from continuing operations and diluted earnings per share from continuing operations by $23 million and $.03, respectively. The exit and business disposition actions recognized during the first quarter of fiscal year 2005 had no material impact on income from continuing operations or diluted earnings per share.

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004
North American Retail Meats	$10	$—
North American Retail Bakery	9	(3)
Foodservice	3	(5)
International Beverage	19	—
International Bakery	5	—
Household and Body Care	(19)	3
Branded Apparel	—	(6)

Decrease (increase) in operating segment income	27	(11)
Increase in unallocated corporate expense	8	—
Accelerated amortization of intangibles	—	7

Total	$35	$(4)

The following provides a detailed description of the exit activities and business disposition actions impacting the reported results for the first quarter of fiscal years 2006 and 2005.

Fiscal 2006

The reported results for the first quarter of fiscal 2006 reflect amounts recognized for exit activities and disposal actions that decreased income from continuing operations before income taxes and income from continuing operations by $35 million and $23 million, respectively. During the quarter, the corporation approved a series of actions to exit certain business activities and lower its cost structure. Each of these actions is to be completed within a 12-month period after being approved. In addition, certain period costs were also recognized during the quarter related to the ongoing transformation of the corporation. Offsetting these charges, in part, were gains realized on the disposal of certain assets. The components of the net charge recognized in the first quarter of fiscal 2006 were as follows:

•	$25 million of the total is for the net charge taken on certain exit activities. Of this amount, $28 million is related to the cost associated with terminating 446 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee groups. The specific location of these employees is summarized in a table contained in this note. Offsetting this amount, in part, is a $3 million gain related to the sale of a corporate aircraft. This net charge is reflected in the “Charges for (income from) exit activities and business dispositions” line of the Consolidated Statement of Income.

•	$26 million of the net charge is related to the net gains realized on the disposition of certain trademarks and other assets. The most significant of these transactions is a $28 million gain realized on the sale of certain trademarks and inventory related to a line of skincare and sunscreen products. In addition, another $4 million gain was realized on the disposal of an investment in a foreign branded apparel business. Offsetting these gains is $6 million of professional fees incurred in connection with preparing certain businesses for disposition. This net credit is reflected in the “Charges for (income from) exit activities and business dispositions” line of the Consolidated Statement of Income. The total cash proceeds from the business and asset dispositions was $62 million.

•	$33 million of the net charge is related to various transformation costs. These include the costs to recruit, relocate and retain employees involved in the transformation efforts of the corporation; accelerated depreciation recognized on certain assets targeted for disposal in connection with the transformation process; and other professional fees associated with transformation efforts. These charges are reflected in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income.

•	$3 million of the net charge is related to the accelerated depreciation recognized as a result of the decision to dispose of two manufacturing facilities and certain manufacturing equipment related to the North American Retail Bakery operation. When management approved these actions, the assets were classified as held for use and the related depreciation was accelerated to recognize a reduced economic asset life. The estimated realizable value of these assets was based upon third-party appraisals and management estimates. This expense is reflected in the “Cost of sales” line of the Consolidated Statement of Income. As of the end of the first quarter, one of the facilities was closed with the remaining facility targeted to be closed by the end of the second quarter of fiscal 2006. The carrying value of the closed facility is less than $1 million and represents its estimated net realizable value.

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Branded Apparel	Corporate	Total
United States	59	50	6	—	—	1	—	1	117

Europe	—	—	—	109	174	5	—	—	288

Australia	—	—	—	—	—	41	—	—	41

	59	50	6	109	174	47	—	1	446

Fiscal 2005

The reported results for the first quarter of fiscal 2005 reflected amounts recognized for exit activities and disposal actions that increased income from continuing operations before income taxes and income from continuing operations by $4 million and $2 million, respectively. The primary activity executed in the quarter was the exit of certain private label, restaurant and institutional bakery business in the Southwest portion of the U.S. The objective of these actions was to exit under-performing businesses and assets and to move production to lower cost manufacturing facilities in the region. In addition, the corporation took steps to exit certain assets in its Household and Body Care operations in order to reduce the cost structure of this business and also completed previously initiated actions in the Branded Apparel segment. The components of the net credit recognized in the first quarter of fiscal 2005 were as follows:

•	$16 million of the net credit was related to a curtailment gain recognized as a result of workforce reduction actions in the North American Retail Bakery and Foodservice businesses. The postretirement medical benefit plan in which these individuals participated had negative prior service cost from a previous plan amendment which was recognized as a result of their termination in the first quarter. This credit was recognized in the “Cost of sales” line of the Consolidated Statement of Income.

•	$11 million of expense was associated with accelerated depreciation recognized as a result of the decision to dispose of four manufacturing facilities and certain manufacturing equipment related to the North American Retail Bakery, Foodservice and Household and Body Care operations. When management approved these actions, the assets were classified as held for use and the depreciation was increased to recognize a reduced economic asset life. The estimated realizable value of these assets is based upon management estimates. The expense was recognized on the “Cost of sales” line of the Consolidated Statement of Income.

•	$7 million of expense related to accelerated amortization of certain bakery intangible assets that have been exited. These intangible assets consisted of restaurant and institutional bakery customer relationships exited in the Southwest portion of the U.S. and exiting a regional bakery trademark. As of the end of the first quarter of fiscal 2006, these actions have been completed and there is no remaining carrying value for these assets. The charges associated with these actions were recognized in the “Selling, general and administrative expenses” line of the Consolidated Statement of Income.

•	$6 million of the net credit resulted from the completion of certain previously approved exit and business disposition activities in the Branded Apparel segment for amounts more favorable than originally anticipated. Of this total, $3 million related to amounts received from prior business dispositions and $3 million related to severance and asset disposition activities. This credit was reflected in the “Charges for (income from) exit activities and business dispositions” line of the Consolidated Statement of Income.

Status of Restructuring Reserves

In prior periods, the corporation approved and executed a number of actions to lower its overall cost structure. The following provides the status of those actions and the amounts recognized on the Condensed Consolidated Balance Sheets of the corporation.

Fiscal 2005 Restructuring Actions

During fiscal 2005, the corporation approved a series of actions to exit certain defined business activities and lower its cost structure. Each of these actions was to be completed within a 12-month period after being approved. The net impact of these actions was to reduce income from continuing operations before income taxes by $146 million and impacted the operating results of the corporation’s business segments as follows: North American Retail Meats – a charge of $5 million; North American Retail Bakery – a credit of $3 million; Foodservice – a credit of $1 million; International Beverage – a charge of $35 million; International Bakery — a charge of $5 million; Household and Body Care – a charge of $31 million; Branded Apparel – a charge of $54 million; the corporate headquarters – a charge of $11 million; and a charge of $9 million for accelerated amortization of intangibles. The components of the net charge are as follows:

•	$123 million of the net charge was for the cost associated with terminating 1,959 employees and providing them with severance benefits in accordance with benefits plans previously communicated to the affected employee groups. The specific location of these employees is summarized in a table contained in this note. As of the end of the first quarter of fiscal 2006, 1,143 of the employees have been terminated and the severance obligation remaining in accrued liabilities on the Condensed Consolidated Balance Sheet was $111 million.

•	$8 million of the net charge was for the cost of certain noncancelable lease and other contractual obligations. The lease costs related to the exit of 11 retail stores for the Branded Apparel segment. The other contractual obligations related to the exit of a German distribution agreement for the International Beverage business. The retail spaces had been exited by the end of fiscal 2005 and there are no remaining obligations owed to third parties. The contractual obligation remaining in accrued liabilities on the Condensed Consolidated Balance Sheet as of the end of the first quarter of fiscal 2006 was $5 million.

•	$28 million was related to the recognition of curtailment gains in a postretirement medical benefit plan. These gains resulted from the termination of certain North American Retail Bakery and Foodservice employees during fiscal 2005 who participated in the plan.

•	$21 million of the net charge was related to the accelerated depreciation recognized on certain assets targeted for disposal and other related transformation costs. Decisions to dispose of six manufacturing facilities and certain manufacturing equipment related to the North American Retail Bakery, Foodservice and Household and Body Care operations resulted in increased level of depreciation on those assets. As of the end of the first quarter of fiscal 2006, three of the facilities have been sold and the remaining three facilities have been closed. The carrying value of the closed facilities is less than $1 million and represents their estimated net realizable value.

•	$9 million of the net charge was related to the accelerated amortization recognized on certain North American Retail Bakery intangibles. During fiscal 2005, decisions were made to abandon certain regional bakery trademarks and customer relationships. These actions were completed by the end of fiscal 2005 and there is no remaining carrying value for these assets.

•	$13 million of the net charge was for various transformation costs, which included the accelerated depreciation of certain leasehold improvements in the Branded Apparel segment, professional fees associated with transformation efforts and various costs associated with employee relocation and recruiting efforts.

The following table summarizes the charges taken for the exit activities approved during fiscal 2005 and the related status as of October 1, 2005. Any accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Exit Costs Recognized	Non-Cash Credits and (Charges)	Cash Payments	Accrued Exit Costs as of Oct. 1, 2005
Employee termination and other benefits	$123	$—	$(12)	$111
Noncancelable lease and other contractual obligations	8	—	(3)	5
Curtailment gains on benefit plans	(28)	28	—	—
Accelerated depreciation	21	(21)	—	—
Accelerated amortization	9	(9)	—	—
Transformation costs	13	(4)	(9)	—

	$146	$(6)	$(24)	$116

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Branded Apparel	Corporate	Total
United States	26	153	258	—	—	—	773	10	1,220
Canada	—	—	—	—	—	—	216	—	216
Mexico	—	—	—	—	—	—	139	—	139
Europe	—	—	—	122	60	139	—	1	322
Australia	—	—	—	—	—	62	—	—	62

	26	153	258	122	60	201	1,128	11	1,959

As of Oct. 1, 2005
Actions Completed	26	86	223	33	9	—	755	11	1,143
Actions Remaining	—	67	35	89	51	201	373	—	816

	26	153	258	122	60	201	1,128	11	1,959

Fiscal 2004 Restructuring Actions

During fiscal 2004, the corporation approved a series of actions to exit certain defined business activities and lower its cost structure. These actions reduced income from continuing operations before income taxes by $77 million and decreased the operating results of the corporation’s business segments as follows: North American Retail Meats - $6 million; North American Retail Bakery - $12 million; Foodservice - $14 million; International Beverage - $7 million; International Bakery - $3 million; Household and Body Care - $1 million; Branded Apparel - $29 million; and the corporate headquarters - $4 million. In addition, a charge of $1 million was recognized for the accelerated amortization of intangibles. These actions also reduced the operating results of the discontinued operations by $5 million. During fiscal 2005, certain of these actions were completed for amounts more favorable than originally estimated. As a result, costs previously accrued were adjusted and resulted in an increase of $4 million to income from continuing operations before income taxes. This adjustment increased the operating results of the corporation’s business segments as follows: North American Retail Bakery — $1 million; International Beverage — $1 million; and Branded Apparel — $2 million.

After combining the amounts recognized in fiscal years 2005 and 2004, the exit activities completed by the corporation under these action plans reduced income from continuing operations before income taxes by $73 million and reduced the operating results of the discontinued operations by $5 million. These activities consisted of the following components:

•	$66 million of the net charge was for the cost associated with terminating 6,069 employees and providing them with severance benefits in accordance with existing benefit plans or local employment laws. All of the employees had been terminated as of the end of fiscal 2005. The severance obligation remaining in accrued liabilities on the Condensed Consolidated Balance Sheet as of the end of the first quarter of fiscal 2006 is $7 million.

•	$11 million of the net charge was related to the cost to dispose of certain manufacturing equipment. As of the end of the first quarter of fiscal 2006, the corporation is in the process of completing the disposition of these assets, and any remaining assets have a current net book value of zero. The estimated realizable value of these assets was based upon management’s estimates.

•	$1 million of the net charge was related to the decision to abandon certain trademarks obtained with the Earthgrains acquisition. These trademarks were abandoned by the end of fiscal 2004 and their net book value is zero.

The following table summarizes the cumulative charges taken for the exit activities approved during fiscal 2004 and the related status as of October 1, 2005. Any accrued amounts remaining as of the end of the first quarter of fiscal 2006 represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Exit Costs Recognized	Non-Cash Credits and (Charges)	Cash Payments	Accrued Exit Costs as of Oct. 1, 2005
Employee termination and other benefits	$66	$—	$(59)	$7
Losses on disposals of equipment	6	(6)	—	—
Accelerated depreciation	5	(5)	—	—
Accelerated amortization	1	(1)	—	—

	$78	$(12)	$(59)	$7

Business Reshaping

The following table summarizes the charges taken for approved exit activities under the Business Reshaping program and the related status as of the end of the first quarter of fiscal 2006. All actions included in this program have been completed. The accrued amounts remaining as of the end of the first quarter of fiscal 2006 represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Cumulative Exit Costs Recognized	Actual Loss on Asset Disposal	Cash Payments	Accrued Exit Costs as of Oct. 1, 2005
Employee termination and other benefits	$196	$—	$(189)	$7
Other exit costs – includes noncancelable lease and other contractual obligations	53	—	(49)	4
Losses on disposals of property and equipment and other related costs	54	(54)	—	—
Losses on disposal of inventories	19	(19)	—	—
Moving and other related costs	10	—	(10)	—

Total exit costs	$332	$(73)	$(248)	$11

The completion of the remainder of the Business Reshaping program is expected to require the use of $11 million in cash, which will be funded from operations.

5. Impairment Charges

During the first quarter of fiscal 2006, the corporation recognized impairment charges that reduced income from discontinued operations by $171 million, or $0.22 per diluted share. The $171 million impairment charge consists of a pretax charge of $223 million that was recognized to reflect the $179 million impairment of both tangible and long-lived assets in the European Branded Apparel business and $44 million to reflect the impairment of goodwill and long-lived assets in the U.S. Retail Coffee Operations. Both the European Branded Apparel and the U.S. Retail Coffee operations have been targeted for disposal under the corporation’s transformation plan and are reported as discontinued operations. Further information regarding these impairment charges can be found in Note 6, titled “Discontinued Operations,” to the Consolidated Financial Statements.

6. Discontinued Operations

As part of the corporation’s transformation plan, steps were taken to dispose of four businesses. Each of these businesses met the definition to be classified as held for sale and these businesses have been presented as a discontinued operation in the corporation’s financial results. The following is a description of each of these businesses, including impairment charges that have been recognized:

Direct Selling – The corporation’s Direct Selling business was reported as a discontinued operation in fiscal 2005. On August 10, 2005, the corporation announced that it had entered into a definitive agreement to sell this business for $557 million of cash. This transaction is expected to close in the second quarter of fiscal 2006, subject to regulatory approval and customary closing conditions. A gain is anticipated on this transaction. Previously, the Direct Selling business had been reported as a component of the Household and Body Care Segment.

European Branded Apparel – On September 23, 2005, the corporation’s Board of Directors authorized management to negotiate and enter into a definitive agreement to sell the corporation’s European Branded Apparel business, and on September 28, 2005, the corporation entered into an exclusive negotiating period with a prospective purchaser. The European Branded Apparel business excludes the corporation’s U.K.-based division that manufactures predominately private label apparel for retailers. Utilizing the non-binding sales price agreed to on September 28, 2005, the corporation conducted an impairment review of the European Branded Apparel business and recognized an impairment charge of $179 million in the first quarter of fiscal 2006.

Previously, in fiscal 2005, the corporation had received a series of nonbinding offers for the European Branded Apparel business. During fiscal 2005, the financial performance of the

European Branded Apparel group deteriorated and the prospective buyers lowered their offers. Based upon these non-binding offers, in the fourth quarter of fiscal 2005, the corporation recognized an impairment charge of $305 million in its European Branded Apparel business, with $182 million related to goodwill and $123 related to indefinite lived trademarks. As a result of the two impairment charges, the intangible assets and property of the business were written down to zero. The impairment charges will not result in the expenditure of cash. Previously, the European Branded Apparel business had been reported as a component of the Branded Apparel segment.

U.S. Retail Coffee – In fiscal 2005, the corporation decided to sell certain assets and liabilities used in the U.S. Retail Coffee business. These assets were part of a larger reporting unit that also provided coffee products to the foodservice channel. During the first quarter of fiscal 2006, the corporation began to actively market the assets of the U.S. Retail Coffee business, classified the asset group as held for sale, and allocated goodwill to the asset group. On October 26, 2005, the corporation announced that it had entered into an agreement to sell the U.S. Retail Coffee business for $82.5 million. As a result of including the goodwill in the U.S. Retail Coffee business, and utilizing the agreed upon selling price of the business, the corporation recognized an impairment charge of $44 million to record the impairment of $29 million of goodwill and $15 million of other long-lived assets.

Previously, in the fourth quarter of fiscal 2005, the corporation had received a third-party estimate of the value of the U.S. Retail Coffee assets, and based upon that value, recognized an impairment charge of $45 million to recognize the impairment of $13 million of manufacturing assets and $32 million of trademarks in the asset group. Prior to the first quarter of fiscal 2006, the U.S. Retail Coffee assets were part of the historical Beverage segment. Please see Note 3 to these financial statements and Management’s Discussion and Analysis within this document for further discussion of the corporation’s new segment structure.

European Nuts and Snacks – As part of the corporation’s transformation effort, the corporation initiated steps to dispose of certain assets used in the manufacturing of nuts and snack products sold in the Netherlands, France and Belgium. Certain third-party indications of value were received for the business and the assets met the requirements to be classified as held for sale. The assets that will be sold consist of two asset groups: (1) assets that had separately identifiable cash flows and were largely independent from other entities and (2) assets that are commingled with other Sara Lee businesses. The Nuts and Snacks assets, which are located in the Netherlands, had separately identifiable cash flow and include manufacturing and distribution facilities, inventory and working capital. The Nuts and Snacks assets which are located in France and Belgium primarily consist of inventory that is commingled in other reporting entities. The results of operations and assets in the Netherlands which had separately identifiable cash flows have been reported in discontinued operations, while the assets in France and Belgium that are held below the reporting unit level have not been reported as a discontinued operation. Sales of Nuts and Snacks products in France and Belgium for the first quarter of fiscal 2006 and 2005 were $10 million and $11 million, respectively. Prior to fiscal 2006, the Nuts and Snacks assets were part of the historical Beverage segment. The corporation expects to recognize a gain on the sale of this business. Please see Note 3 to these financial statements and Management’s Discussion and Analysis within this document for further discussion of the corporation’s new segment structure.

The following is a summary of the corporation’s discontinued operations as follows:

	Thirteen Weeks Ended October 1, 2005	Thirteen Weeks Ended October 2, 2004
Net sales:
Direct Selling	$112	$105
European Branded Apparel	281	298
U.S. Retail Coffee	63	48
Nuts and Snacks	13	15

Total net sales of discontinued operations	$469	$466

Income before income taxes
Direct Selling	$4	$8
European Branded Apparel	(181)	4
U.S. Retail Coffee	(45)	—
Nuts and Snacks	1	2

Total income before income taxes	(221)	14
Income tax benefit (expense)	35	(6)

Net (loss) income from discontinued operations	$(186)	$8

Net (loss) income from discontinued operations per share of common stock
Basic	$(0.24)	$0.01

Diluted	$(0.24)	$0.01

The following is a summary of the assets and liabilities of the discontinued operations on the Consolidated Balance Sheets that are held for sale:

	October 1, 2005	July 2, 2005
Cash and short-term investments	$54	$30
Trade accounts receivable	296	253
Inventories	305	387
Other current assets	63	59

Total current assets held for sale	718	729

Property	56	141
Trademarks and other intangibles	92	147
Goodwill	78	108
Other assets	94	49

Assets of discontinued operations held for sale	$1,038	$1,174

Accounts payable	$155	$196
Notes payable	20	16
Accrued expenses	316	252

Total current liabilities held for sale	491	464

Other liabilities	104	100

Liabilities of discontinued operations held for sale	$595	$564

7. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at July 3, 2004	$(793)	$(14)	$(587)	$(1,394)
Other comprehensive income (loss) activity	88	(13)	—	75

Balance at October 2, 2004	(705)	(27)	(587)	(1,319)

Other comprehensive income (loss) activity	(26)	13	(70)	(83)

Balance at July 2, 2005	(731)	(14)	(657)	(1,402)

Other comprehensive income (loss) activity	(11)	(28)	—	(39)

Balance at October 1, 2005	$(742)	$(42)	$(657)	$(1,441)

8. Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s 2005 annual report on Form 10-K which is filed with the Securities and Exchange Commission. As of July 2, 2005, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $14 million. During the three months ended October 1, 2005, $20 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $8 million of accumulated net derivative gains were released from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at October 1, 2005 of an accumulated loss of $42 million. At October 1, 2005, the maximum maturity date of any cash flow hedge was approximately 1 3/4 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months, net losses from Accumulated Other Comprehensive Income of approximately $5 million, at the time the underlying hedged transaction is realized.

During the first three months of fiscal 2006, the corporation recognized a gain of $1 million for certain amounts that were excluded from the assessment of effectiveness. Other disclosures related to hedge ineffectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur, have been omitted due to the insignificance of these amounts. During the three months ended October 1, 2005, a net gain of $6 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

9. Acquisitions

During the first quarter of fiscal 2006, the corporation acquired National Textiles, LLC, a domestic yarn and textile production company for $3 million in cash and the assumption of $84 million of debt. The fair value of the assets acquired, net of liabilities assumed, approximated the $3 million purchase price based upon preliminary valuations and no goodwill has been recognized as a result of the transaction. The corporation expects to finalize the purchase price allocation after third party appraisers have completed their valuation work. Substantially all of the yarn and textiles produced by the acquired business will be used in products produced by the domestic Branded Apparel business.

10. Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost related to continuing operations for the first quarter of fiscal 2006 and 2005 are as follows:

	Thirteen Weeks Ended October 1, 2005		Thirteen Weeks Ended October 2, 2004
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$35	$3	$35	$4
Interest cost	69	5	66	6
Expected return on plan assets	(65)	—	(60)	—
Amortization of
Transition (asset) obligation	—	—	—	—
Prior service cost	—	(5)	1	(4)
Net actuarial loss	21	1	21	—

Net periodic benefit cost	$60	$4	$63	$6

Curtailment gain	$—	$—	$—	$16

As indicated in the above table the net periodic benefit cost of the corporation’s defined benefit pension plans was lower in the first quarter of fiscal 2006 than in the first quarter of fiscal 2005, primarily as a result of the expected return on plan assets increasing by a greater amount than the interest on plan obligations increased.

•	The expected return on plan assets is based upon the fair value of plan assets and the assumed rate of return on those assets at the start of the year. The higher level of expected returns in fiscal 2006 is primarily due to an increase in the fair value of plan assets during fiscal 2005.

•	The interest on plan obligations is based upon the projected benefit obligation of the plans and the discount rate assumption at the start of the fiscal year. The higher level of interest on plan obligations in fiscal 2006 is primarily due to an increase in plan obligations in fiscal 2005.

The net periodic benefit cost of the corporation’s postretirement medical and life insurance plans declined primarily as a result of plan amendments instituted in fiscal 2005 which eliminated post-65 coverage and increased cost sharing by covered employees in the North American Bakery operations. These benefit changes reduced plan obligations and the interest on those obligations. In addition, the amendments increased the level of negative prior service cost being amortized in the determination of the net periodic benefit expense.

The curtailment gain recognized in fiscal 2005 was as a result of the termination of certain Bakery employees. The postretirement medical benefit plan in which these individuals participated had negative prior service cost from a previous plan amendment that was recognized upon termination of the employees.

At the present time the corporation expects to contribute $288 million of cash to its pension plans in fiscal 2006. This estimate assumes the disposition of all businesses reported as discontinued operations as of the end of the first quarter. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. In addition, the corporation has announced its intent to dispose of certain businesses and the terms of those transactions may impact future contributions to these plans. As a result, the actual funding in fiscal 2006 may be materially different from the current estimate.

In the first three months of fiscal 2006 the corporation contributed $22 million of cash to its defined benefit pension plans.

11. Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the fiscal 2006 and fiscal 2005 payment each passed in the first quarter, respectively, of each fiscal year and the corporation received the annual payments. The fiscal 2006 annual payment was equivalent to $114 million and the fiscal 2005 annual payment was equivalent to $117 million based upon the respective exchange rates on the dates of receipt. Each of these amounts is recognized in the corporation’s earnings when received and each of the payments increased diluted earnings per share by $0.15 when they were recognized.

12. Goodwill

Substantially all of the change in the goodwill balance between July 2, 2005 and October 1, 2005 is due to the impact of changes in foreign currency exchange rates.

13. Issued But Not Yet Effective Accounting Standards

Accounting Changes and Error Corrections

The FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (Statement No. 154), which requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. Statement No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Statement No. 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” The corporation will adopt the provisions of SFAS 154, effective in fiscal 2007. Management currently believes that adoption of the provisions of Statement No. 154 will not have a significant impact on the corporation’s consolidated financial statements.

Rental Costs Incurred During a Construction Period

The FASB issued FASB Staff Position FAS 13-1 (FSP 13-1), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, entities that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP 13-1 is effective for the corporation as of the third quarter of fiscal 2006. The corporation does not believe that the adoption of FSP 13-1 will have a material impact on the corporation’s financial condition or results of operations.

Item II

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 and a discussion of the changes in financial condition and liquidity during the first three months of fiscal 2006. The following is an outline of the analyses included herein:

•	Overview

•	First Quarter of Fiscal 2006

•	Cash Flow

•	Description of the Business Segments

•	Transformation Plan

•	Consolidated Results – First Quarter of Fiscal 2006 Compared with First Quarter of Fiscal 2005

•	Operating Results by Business Segment – First Quarter of Fiscal 2006 Compared with First Quarter of Fiscal 2005

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Overview

First Quarter of Fiscal 2006

During the first quarter of fiscal 2006, net sales decreased $90 million, or 2.1%, over the first quarter of fiscal 2005, to $4,305 million. The strengthening of foreign currencies, particularly in Brazil, Australia, Mexico and Canada increased reported net sales by $24 million, or 0.6%. Net sales were impacted by acquisitions and dispositions in the first quarters of both fiscal 2006 and 2005. Net sales in the first quarter of fiscal 2006 include $6 million from businesses acquired after the start of the first quarter of fiscal 2005, while the first quarter of fiscal 2005 includes sales of $25 million from businesses that have been disposed of after the start of the first quarter of fiscal 2005. The net impact of acquisitions and dispositions between the first quarters of fiscal 2006 and 2005 reduced net sales by $19 million, or 0.5%. The remaining net sales decrease was $95 million, or 2.2%, as increased sales in the North American Retail Meats, International Beverage and International Bakery were offset by declines in North American Retail Bakery, Foodservice, Household & Body Care and Branded Apparel.

Operating income for the corporation in the first quarter of fiscal 2006 declined by $109 million, or 23.3%, and was composed of the following:

•	The corporation’s gross profit declined by $64 million as a result of a 0.8% decline in the gross margin percentage during the first quarter of fiscal 2006. The gross margin percentage declined in each of the corporation’s business segments except Branded Apparel, as the corporation experienced higher costs for certain raw materials, commodities and energy, and experienced pricing pressure from a competitive marketplace.

•	SG&A expenses in the first quarter of fiscal 2006 increased by $37 million over the comparable period of the prior year primarily due to costs associated with the corporation’s transformation program. SG&A expenses as a percentage of sales increased from 28.1% in the first quarter of fiscal 2005 to 29.6% in the first quarter of fiscal 2006.

•	In the first quarter of fiscal 2006, the corporation recognized $1 million of income from exit activities and business dispositions, while in the first quarter of fiscal 2005, the corporation recognized $6 million of income.

•	The corporation received and recognized contingent sale proceeds of $114 million in the first quarter of fiscal 2006 and $117 million in the first quarter of fiscal 2005 from the sale of the corporation’s cut tobacco business that represents the annual payments for fiscal 2006 and 2005.

Income from continuing operations in the first quarter of fiscal 2006 was $253 million, or $91 million lower than in the first quarter of fiscal 2005, primarily due to the decline in operating income, partially offset by a lower tax rate in continuing operations due to the impact of exit activities, business dispositions, transformation actions, and the benefits related to foreign taxes associated with the planned sale of certain foreign operations.

The corporation has reported its Direct Selling, European Branded Apparel, U.S. Retail Coffee and Nuts and Snacks businesses as discontinued operations. Further information regarding these operations is included in Notes 5 and 6 to the Consolidated Financial Statements and below. The net loss from discontinued operations in the first quarter of fiscal 2006 was $186 million, as compared to income in the first quarter of fiscal 2005 of $8 million. During the first quarter of fiscal 2006, the corporation recognized impairment charges, exit activities and tax charges that reduced net income from discontinued operations by $184 million.

Net income in the first quarter of fiscal 2006 declined by $285 million, or 81.0%, and diluted EPS declined by $0.35, or 79.5%. A table which summarizes the significant items that impacted the first quarter of fiscal 2006 and 2005 is presented below.

Cash Flow

The corporation’s cash flow from operations in the first quarter of fiscal 2006 was $116 million greater than in the comparable period of fiscal 2005. This was largely due to the fact that cash used to fund working capital needs was $159 million less than in the comparable fiscal 2005 period. Cash contributions to pension plans in the first quarter of fiscal 2005 were $125 million as compared to $22 million in the first quarter of fiscal 2006. In addition, during the first quarter of fiscal 2005, the corporation’s cash flow from operations was negatively impacted by higher receivable balances and increased cash bonus payments than in the first quarter of fiscal 2006.

Cash generated from investment activities was $119 million in the first three months of fiscal 2006, as compared to $70 million in the comparable period of fiscal 2005. At the end of the first quarter of fiscal 2006, the corporation did not utilize cash on the balance sheet to repay outstanding notes payable borrowings as it had done at the end of the first quarter of fiscal 2005 or the end of fiscal 2005. At the end of the first quarter of fiscal 2005 and the end of fiscal 2005, the corporation scheduled certain notes payable obligations, primarily in the form of short-term commercial paper, to mature prior to the end of the fiscal quarter. Cash generated from operations, which includes cash on hand in various operating units in different geographic locations, was utilized to repay these commitments when they matured. At the beginning of the subsequent quarter, issuances of commercial paper were made and cash was returned to the corporation’s operating locations. Shortly before the end of fiscal 2005, using cash on hand, the corporation repaid $2,080 million of outstanding notes payable. Notes payable and cash would have been higher at the end of fiscal 2005 by $2,080 million had the cash repayments not been made. As a result of the decision not to utilize cash on hand to repay outstanding notes payable, the corporation had $1,592 million of cash on the balance sheet at the end of the first quarter of fiscal 2006, versus $539 million at the end of fiscal 2005, and had outstanding notes payable of $1,866 million at the end of the first quarter of fiscal 2006, versus $249 million at the end of fiscal 2005.

During the first quarter of fiscal 2006 and 2005, the corporation repaid borrowings of long-term debt of $125 million and $692 million, respectively, by utilizing a combination of cash on hand and the issuance of short- and long-term debt.

During the first quarter of fiscal 2006, the corporation repurchased 29.1 million shares of its common stock for $561 million under the corporation’s ongoing share repurchase program. Of this total, 20.9 million shares were repurchased for $400 million under an accelerated share repurchase program where the final purchase price will be based upon the average daily share price over a period of time that will not exceed 6 months. Until this transaction is completed, the corporation’s purchase of additional shares of its common stock is subject to conditions imposed by the counterparty to the transaction.

Further information and details regarding the performance of the corporation and its business segments follows.

Impact of Significant Items on Income From Continuing Operations and Net Income

Amounts in millions

	13 Weeks Ended October 1, 2005				13 Weeks Ended October 2, 2004
In millions, except per share data	Pretax Impact	Tax	Net Income	Diluted EPS Impact (1)	Pretax Impact	Tax	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$306	$(53)	$253	$0.32	$427	$(83)	$344	$0.43

Net income			$67	$0.09			$352	$0.44

Significant items affecting comparability of income from continuing operations and net income:
Charges for (income from) exit activities and business dispositions
Charges for (income from) exit activities	$(25)	$8	$(17)	$(0.02)	$3	$(1)	$2	$—
Income from (charges) for business disposition activities	26	(9)	17	0.02	3	—	3	—

Subtotal	1	(1)	—	—	6	(1)	5	0.01

Charges to cost of sales and SG&A expenses
Transformation charges in cost of sales and SG&A	(25)	9	(16)	(0.02)	—	—	—	—
Hurricane losses	(3)	1	(2)	—	—	—	—	—
Accelerated depreciation and amortization	(11)	4	(7)	(0.01)	(18)	5	(13)	(0.02)
Bakery curtailment gain	—	—	—	—	16	(6)	10	0.01

Impact of significant items on income from continuing operations before income taxes:	(38)	13	(25)	(0.03)	4	(2)	2	—

Significant tax matters affecting comparability
Tax benefit on foreign taxes paid	—	12	12	0.01	—	—	—	—

Impact of significant items on income from continuing operations:	(38)	25	(13)	(0.02)	4	(2)	2	—

Significant items impacting discontinued operations
European Branded Apparel impairment	(179)	47	(132)	(0.17)	—	—	—	—
U.S. Retail Coffee impairment	(44)	5	(39)	(0.05)	—	—	—	—
Charges for exit activities	(1)	—	(1)	—	—	—	—	—
Tax deconsolidation charges of
Direct Selling business	—	(12)	(12)	(0.01)	—	—	—	—

Impact of significant items on net income	$(262)	$65	$(197)	$(0.25)	$4	$(2)	$2	$—

Notes:

(1) EPS amounts are rounded to the nearest $0.01 and may not add to the total.

Description of the Business Segments

Effective July 3, 2005, the corporation reorganized its business operations around distinct consumers, customers and geographic markets in order to build functional excellence, increase strategic focus and simplify the organization. The corporation’s new structure will be organized around the following seven business segments:

•	North American Retail Meats – sells a variety of packaged meat products to retail customers in North America.

•	North American Retail Bakery – sells a variety of bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	Foodservice – sells a variety of meats, bakery, and beverage products to foodservice customers in the U.S.

•	International Beverage - sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil. The International Beverage segment also includes the corporation’s European meats business. The corporation has announced it is exploring the sale of the European meats business, but no decisions have been made at this time regarding the ultimate actions that may be taken.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care - sells products in four primary categories – body care, air care, shoe care and insecticides.

•	Branded Apparel - sources, manufactures and markets basic branded apparel products under the three categories of innerwear, outerwear and sheer hosiery in the Americas and Asia, and operates a predominately private label apparel operation in the U.K.

The following is a description of each of the business segments. The corporation has restated prior period financial information under this new segment structure.

North American Retail Meats – sells a variety of packaged meat products to retail customers in North America. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, meat snacks, and cooked and dry hams. The primary raw materials for these meat products include pork, turkey, beef and chicken, which are purchased almost entirely from independent farmers and vendors. The corporation does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based on supply and demand in the marketplace. During the first quarter of fiscal 2006, 89% of the segment’s sales were generated in U.S. dollars, while the remaining sales were generated in Mexican pesos. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains. Sales are generally transacted through Sara Lee’s own sales force and outside brokers. The major brands under which North American Retail Meats sells its products include Hillshire Farm, Ball Park, Jimmy Dean, Sara Lee, Bryan, State Fair, Kahn’s and Best’s Kosher in the U.S. and Kir, Zwan and Duby in Mexico. Seasonality in the North American Retail Meats segment is balanced by the diverse offering of products that tend to offset seasonal changes in demand. For example, sales of hot dogs and lunchmeat increase during the summer months, and ham and breakfast sausage sales increase during the winter holiday periods. The meats business is highly competitive, with an emphasis on product quality, innovation and price. New product innovations are a key component to success. The North American Retail Meats segment competes with other international, national, regional and local companies in each of the product groups. The U.S. meats business is regulated by the U.S. Department of Agriculture, whose focus is on the quality, sanitation and safety of meat products. The meats business in Mexico is regulated by local authorities in a similar fashion.

North American Retail Bakery – sells a variety of bakery products to retail customers in North America. Products include a wide variety of fresh and frozen baked products and specialty items, including bread, buns, bagels, rolls, muffins, specialty bread, refrigerated dough, frozen pies, cakes, cheesecakes and other desserts. The North American Retail Bakery segment includes the results of the corporation’s Senseo retail coffee business in the U.S. The primary raw materials include wheat flour, sugar, corn syrup, butter, fruit, eggs and cooking oils, which are purchased from independent suppliers. The North American Retail Bakery segment does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports. All of the segment’s sales are generated in U.S. dollars. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains. Sales are generally made through Sara Lee’s sales force and independent wholesalers. The North American Retail Bakery Group offers delivery directly to retail customer stores and warehouses through its direct store delivery system, which maintains approximately 4,200 delivery routes. The major brands under which North American Retail Bakery sells its products include Sara Lee, Earth Grains, Grant’s Farm, Colonial, Rainbo, Holsum, IronKids, Mother’s, Sunbeam, Healthy Choice and Chef Pierre. Certain brands are used under licensing arrangements. Sales of products sold under these licensing arrangements represent less than 11% of total North American Retail Bakery sales. Seasonality in the North American Retail Bakery segment is balanced by the diverse offering of products that tend to offset the seasonal changes in demand. For example, sales of buns increase in the warm summer months, and sales of dough products, specialty cakes and pies increase for the winter holiday season. The bakery business is highly competitive, with an emphasis on product quality, innovation and value. New product innovations drive growth in this segment. The North American Retail Bakery segment competes with other international, national, regional and local companies in each of the product groups. The bakery business is subject to the regulations of the Food and Drug Administration in the U.S. and by similar authorities in foreign countries.

Foodservice – sells a variety of meats, bakery and beverage products to foodservice customers in the U.S. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, meat snacks, cooked and dry hams, bread, buns, bagels, rolls, muffins, specialty bread, refrigerated dough, frozen pies, cakes, cheesecakes, roast and ground coffee, liquid coffee, cappucinos, lattes, teas, and a variety of sauces, dressings and condiments. The primary raw materials for these products include a wide variety of items, including pork, turkey, beef, chicken, wheat flour, sugar, corn syrup, butter, fruit, eggs, cooking oils, and green coffee beans which are purchased from independent vendors and farmers. The Foodservice segment does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports. During the first quarter of fiscal 2006, virtually all of the segment’s sales were generated in U.S. dollars. Sales are made in the foodservice channel to foodservice distributors, restaurants, hospitals and other large institutions. The Foodservice segment also offers direct delivery of beverage products to restaurants and warehouses through its direct delivery system. Unit volumes in the Foodservice segment are generally a function of consumer eating patterns outside of the home. Seasonality in the Foodservice segment is balanced by a diverse offering of products to meet the consumer’s seasonal eating patterns. The North American Retail Bakery segment competes with other international, national, regional and local companies in each of the product groups and is regulated by various U.S. government agencies such as the U.S. Department of Agriculture and the Food and Drug Administration.

International Beverage - sells coffee and tea products that are sold in major markets around the world, including Europe, Australia and Brazil. The significant cost item in the production of coffee products is the price of green coffee beans, which are purchased from farmers and coffee bean vendors in various countries around the world. The price of green coffee fluctuates based upon supply and demand, weather, the political climate in the producing nations, unilateral pricing policies of various nations and speculation in the commodities markets. Eighty percent of the segment’s sales in the first quarter of fiscal 2006 were generated in euros, 6% in Brazilian real, 3% in Australian dollars, and the remaining portion generated in other European countries. Sales are made in both the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to foodservice distributors. The International Beverage segment also offers direct delivery to restaurants and warehouses through its direct delivery system. In Europe, some of the more prominent brands are Douwe Egberts, Senseo, Maison du Café, Marcilla, Merrild and Pickwick, while in South America, significant brands include Café do Ponto, Café Caboclo, União and Café Pilão. Seasonal sales increases for Beverage products are experienced in the second quarter due to higher consumer consumption in the winter months. The beverage business is highly competitive, with an emphasis on quality and value, and the International Beverage segment competes with other international and regional companies. Coffee consumption has increased in the world at a low single-digit rate over the past six years. However, consumer preferences as to the blend or flavor and convenience of their purchases continue to change, with differing preferences in various countries and locations around the world. The International Beverage segment also includes the results of the European meats business which sells processed meat products such as sausages, sliced meats, and cooked and dry hams. The European meats sales are entirely in Europe. The corporation has announced it is exploring the sale of the European meats business, but no decisions have made at this time regarding the ultimate actions that may be taken.

International Bakery - sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia. Products include a variety of bread, buns, rolls, specialty bread, refrigerated dough, frozen desserts and ice cream. The primary raw materials include wheat flour, sugar, corn syrup, butter, fruit, eggs, milk and cooking oils, which are purchased from independent suppliers. The International Bakery segment does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports. During the first quarter of fiscal 2006, 85% of the segment’s sales were generated in euros while the remaining sales were generated in Australian dollars. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains and in the foodservice channel to foodservice distributors and other institutions. Sales are generally made through Sara Lee’s sales force and independent wholesalers. The International Bakery segment offers delivery directly to retail customer stores and warehouses through its direct store delivery system. The major brands under which International Bakery sells its products include Bimbo, CroustiPate, Ortiz, BonGateaux and Sara Lee. Seasonality in the International Bakery segment is balanced by the diverse offering of products that tend to offset the seasonal changes in demand. The bakery business is highly competitive, with an emphasis on product quality, innovation and value. New product innovations drive growth in this segment. The International Bakery segment competes with other international, national, regional and local companies in each of the product groups.

Household and Body Care - sells products in four primary categories – body care, air care, shoe care and insecticides. Body care consists of soaps, shampoos, bath and shower products, deodorants, shaving creams and toothpastes, which are sold primarily in Europe under brands such as Sanex, Duschdas, Radox, Monsavon and Prodent. Air care provides air fresheners under the Ambi Pur brand in Europe and certain Asian countries. Shoe care includes polishes, cleaners and wax under the Kiwi and Meltonian brands in many countries around the world. Insecticides are sold primarily in Europe and Asia under brands such as Vapona, Catch, GoodKnight, Bloom and Ridsect. Forty-nine percent of the segment’s sales in the first quarter of fiscal 2006 were in euros, 11% in British pounds, 7% in Indian rupee, 4% in U.S. dollars, and the remaining portion of the segment’s sales were generated primarily in the Asia-Pacific region and other portions of Europe. The Household and Body Care segment experiences higher sales in the second half of the fiscal year, as sales of both body care products and insecticides increase in anticipation of the warmer summer months. The household and body care business is highly competitive, with an emphasis on innovation, quality and value, and Sara Lee competes with other international and regional companies.

Branded Apparel - sources, manufactures and markets basic branded apparel products under the categories of innerwear, outerwear and sheer hosiery. Branded Apparel also manufactures private label products sold primarily in the U.K. The primary raw materials used in the production of these products include various natural and synthetic fabrics and fibers, including those made from cotton, nylon, spandex and certain elastics, which are purchased from various independent suppliers. The Branded Apparel segment relies on a group of suppliers to provide sewing services and certain textiles and yarns that are used in production. The Branded Apparel segment does not rely on any one vendor for these services and raw materials and alternative sources of supply exist for each of these products, services and the other raw materials that are used in production. Prices for raw materials fluctuate based upon supply and demand in the marketplace. Branded Apparel sells its products primarily in the U.S. and U.K.; 85% of the segment’s sales in the first quarter of fiscal 2006 were generated in U.S. dollars and 6% in British pounds. Approximately 25% of this segment’s sales are to Wal-Mart stores. Principal brands include Hanes, Champion, Playtex, L’eggs, barely there, Bali, Just My Size and Wonderbra in the U.S. Distribution channels range from department and specialty stores for premium brands to warehouse clubs and mass-merchandise outlets for certain value-priced brands. Sales are transacted through Sara Lee’s sales force. On a constant currency basis, sales are typically higher in the first two quarters of each year. Socks, hosiery and fleece products generally have higher sales in this period as a result of the cooler weather and back-to-school shopping. Sales levels in a period are also impacted by retailers’ decisions to increase or decrease inventory levels in response to anticipated consumer demand. The Branded Apparel business is highly competitive, with an emphasis on product value and quality. While many innerwear products such as white underwear and athletic socks, and outerwear products such as basic fleece products and T-shirts are less subject to significant change year-over-year, other products such as intimate apparel and sheer hosiery are more subject to significant change as they have a heavier emphasis on style and innovation. The corporation’s products in this segment compete against those of other national and international manufacturers. In addition, the consolidation of the retail trade has resulted in certain customers developing their own brands and sourcing product needs from third-party manufacturers.

On January 1, 2005, the World Trade Organization completed a 10-year plan to phase out import quotas that limit the number of apparel products that can be imported into the U.S. and other countries from certain countries in the world. Approximately 180 countries ship apparel products to the U.S. The corporation sources products from a number of countries in the world and is continually evaluating its sourcing options. In evaluating these alternatives, the corporation considers factors such as quality, style, delivery times and manufacturing flexibility, in addition to the cost of manufacturing the apparel products and compliance with specific operating standards. The corporation will continue to evaluate its product sourcing strategies, including the ability to relocate production sourcing to lower cost locations that previously may not have been available due to the import quotas. The phaseout of import quotas also could potentially allow new competitors to enter the apparel business. This includes both new domestic as well as foreign competitors who could establish manufacturing sites in these foreign locations. The corporation, under its numerous brands, designs, sources, produces, markets and delivers apparel products in this highly competitive business and will continue to evaluate sourcing and marketing options. It is unclear what the long-term implications will be from the elimination of these quotas.

Transformation Plan

In February 2005, the corporation announced a transformation plan designed to improve the corporation’s performance and better position Sara Lee for long-term growth. The plan is expected to be completed by fiscal 2010 and a number of significant gains and losses are anticipated to be recognized over this period. The following is an update on the actions taking in the transformation plan and the impact on the first quarter of fiscal 2006.

Organization Structure

The corporation reorganized its operations around distinct consumers, customers and geographic markets in order to build functional excellence, increase strategic focus and simplify the organization. The corporation’s new structure is organized around seven business segments, which were described above.

The corporation announced plans to locate the management of its North American businesses along with a majority of its corporate staff at a single site in suburban Chicago. During the first quarter of fiscal 2006, employees had begun moving into the suburban facility. In Europe, the corporation announced plans to centralize management on a regional basis. Pretax charges of $61 million were recognized in the first quarter of fiscal 2006 related to exit activities, transformation costs and accelerated depreciation and amortization in order to simplify the organizational structure. These costs were partially offset by $26 million of income from business disposition activities. Additional restructuring actions are expected over the life of the transformation plan and further details regarding these actions is contained in this Management Discussion and Analysis section and in Note 4, titled “Exit Activities” to the Consolidated Financial Statements.

Portfolio Changes

The corporation announced plans to dispose of certain businesses in order to concentrate financial and management resources on a smaller number of entities that are better positioned for increased growth.

Businesses Reported as Discontinued Operations –The following businesses have been targeted for disposal and reported as discontinued operations in the first quarter of fiscal 2006 and prior periods.

•	Direct Selling – The corporation’s Direct Selling business was reported as a discontinued operation in fiscal 2005. On August 10, 2005, the corporation announced that it had entered into a definitive agreement to sell this business for $557 million of cash. This transaction is expected to close in the second quarter of fiscal 2006, subject to regulatory approval and customary closing conditions. Previously, the Direct Selling business had been reported as a component of the Household and Body Care segment.

•	European Branded Apparel – On September 23, 2005, the corporation’s Board of Directors authorized management to negotiate and enter into a definitive agreement to sell the corporation’s European Branded Apparel business, and on September 28, 2005, the corporation entered into an exclusive negotiating period with a prospective purchaser. The European Branded Apparel business excludes the corporation’s U.K.-based division that manufactures predominately private label apparel for retailers. Utilizing the non-binding sales price agreed to on September 28, 2005, the corporation conducted an impairment review of the European Branded Apparel business and recognized an impairment charge of $179 million in the first quarter of fiscal 2006. Previously, in the fourth quarter of fiscal 2005, the corporation recognized an impairment charge of $305 million in its European Branded Apparel business, with $182 million related to goodwill and $123 related to indefinite lived trademarks. As a result of the two impairment charges recognized, the intangible assets and property of the business were written down to zero. The impairment charges will not result in the expenditure of cash. Previously, the European Branded Apparel business had been reported as a component of the Branded Apparel segment.

•

U.S. Retail Coffee – In fiscal 2005, the corporation decided to sell certain assets and liabilities used in the U.S. Retail Coffee business. These assets were part of a larger reporting unit that also provided coffee products to the foodservice channel. During the first quarter of fiscal 2006, the corporation began to actively market the assets of the U.S. Retail Coffee business, classified the asset group as held for sale, and allocated goodwill to the asset group. On October 26, 2005, the corporation announced that it had entered into an agreement to sell the U.S. Retail Coffee business for $82.5 million. As a result of including the goodwill in the U.S. Retail Coffee business, and utilizing the agreed upon selling price of the business, the corporation recognized an impairment charge of $44 million to record the impairment of $29 million of goodwill and $15 million of long-lived assets. Previously, in the fourth quarter of fiscal 2005, the corporation had received a third-party estimate of the value of the U.S. Retail Coffee assets, and based upon that value, recognized an impairment charge of $45 million to recognize the impairment of $13 million of manufacturing assets and $32 million of trademarks in the asset group. Prior to the first quarter of fiscal 2006, the U.S. Retail Coffee assets were part of the historical Beverage segment. Please see Note 3 to the financial statements and Management’s Discussion and Analysis within this document for further discussion of the corporation’s new segment structure.

•	European Nuts and Snacks – As part of the corporation’s transformation effort, the corporation initiated steps to dispose of certain assets used in the manufacturing of nuts and snack products sold in the Netherlands, France and Belgium. Certain third-party indications of value were received for the business and the assets met the requirements to be classified as held for sale. The assets that will be sold consist of two asset groups: (1) assets that had separately identifiable cash flows and were largely independent from other entities and (2) assets that are commingled with other Sara Lee businesses. The Nuts and Snacks assets, which are located in the Netherlands, had separately identifiable cash flows and include manufacturing and distribution facilities, inventory and working capital. The Nuts and Snacks assets which are located in France and Belgium primarily consist of inventory that is commingled in other reporting entities. The results of operations and assets in the Netherlands which had separately identifiable cash flows have been reported in discontinued operations, while the assets in France and Belgium that are held below the reporting unit level have not been reported as a discontinued operation. Sales of Nuts and Snacks products in France and Belgium for the first quarter of fiscal 2006 and 2005 were was $10 million and $11 million, respectively. Prior to fiscal 2006, the Nuts and Snacks assets were part of the historical Beverage segment. The corporation expects to recognize a gain on the sale of this business. Please see Note 3 to these financial statements and Management’s Discussion and Analysis within this document for further discussion of the corporation’s new segment structure.

Businesses Reported as Held For Use –The European meats business and the Branded Apparel Americas / Asia / U.K. business have been targeted for disposition and the corporation has initiated steps to execute these plans. It is expected that the corporation will spin off the Branded Apparel Americas / Asia business. As of the end of the first quarter of fiscal 2006, these businesses have been reported as held for use.

Improving Operational Efficiency

The third element of the transformation plan involves several initiatives to improve the operational efficiency of the corporation. These initiatives include the following:

•	The simplification of the organization structure will result in the termination of a number of employees and the elimination of certain manufacturing facilities. The exit activities initiated by the corporation in fiscal 2006 are fully explained in other sections of this Management Discussion and Analysis and in Note 4, titled “Exit and Disposal Activities,” in the Consolidated Financial Statements. In the remaining portion of fiscal 2006, the corporation expects to recognize additional exit costs to reduce employment levels in the organization and eliminate manufacturing capacity.

•	The company expects to reduce the number of brands utilized in its North American Retail Bakery business as well as to increase the research and development and marketing spending behind a smaller group of large brands. The carrying value of the trademarks in the North American Bakery operations at the end of the first quarter of fiscal 2006 was $321 million. When a plan is developed and approved by management to exit certain of these trademarks, the ongoing amortization will increase and a charge to recognize the impairment of these assets may result.

•	The corporation expects to make a substantial investment to improve information technology systems and processes. This is primarily related to the costs to implement a standardized information technology platform in the North American operations and the continued consolidation of information processing. There are a number of variables that impact the cost of installing and transitioning to new information systems. At the present time, the corporation expects that from fiscal 2006 through 2010, the cost of these information technology initiatives will be $190 million, with a substantial portion of the cost being incurred after fiscal 2006.

Consolidated Results – First Quarter of Fiscal 2006 Compared with First Quarter of Fiscal 2005

Operating results by business segment in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 are as follows:

	Thirteen Weeks Ended
	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
North American Retail Meats	$615	$596	$17	$24
North American Retail Bakery	460	471	(4)	9
Foodservice	536	538	16	43
International Beverage	809	781	91	132
International Bakery	192	187	12	21
Household and Body Care	446	462	79	67
Branded Apparel	1,252	1,362	105	133

Total business segments	4,310	4,397	316	429
Intersegment sales	(5)	(2)	—	—

Total net sales and operating segment income	4,305	4,395	316	429

Amortization of intangibles	—	—	(24)	(30)
General corporate expenses	—	—	(48)	(49)
Contingent sale proceeds	—	—	114	117

Total net sales and operating income	4,305	4,395	358	467
Net interest expense	—	—	(52)	(40)

Net sales and income from continuing operations before income taxes	$4,305	$4,395	$306	$427

The following table summarizes net sales and operating income performance for the first quarter of fiscal 2006 and 2005 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance - (In millions)	October 1, 2005	October 2, 2004	Change	Percent Change
Net sales	$4,305	$4,395	$(90)	(2.1)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(24)	$24
Acquisitions / dispositions	6	25	(19)

Total	$6	$1	$5

Operating income	$358	$467	$(109)	(23.3)%

Increase / (Decrease) in operating income from
Receipt of contingent sale proceeds	$114	$117	$(3)
Changes in foreign currency exchange rates	—	(2)	2
Exit activities and business dispositions	1	6	(5)
Curtailment gain	—	16	(16)
Accelerated depreciation on facilities sold	(3)	(11)	8
Accelerated amortization of intangibles	—	(7)	7
Hurricane losses	(3)	—	(3)
Transformation charges	(33)	—	(33)
Acquisitions/dispositions	1	4	(3)

Total	$77	$123	$(46)

Net Sales

Consolidated net sales decreased $90 million, or 2.1%, in the first quarter of fiscal 2006 over the first quarter of fiscal 2005, to $4,305 million. The strengthening of foreign currencies, particularly in Brazil, Australia, Mexico and Canada, increased reported net sales by 0.6%, or $24 million. Net sales in the first quarter of fiscal 2006 include $6 million from businesses acquired after the start of the first quarter of fiscal 2005, while the first quarter of fiscal 2005 includes sales of $25 million from businesses that have been disposed of after the start of the first quarter of fiscal 2005. The net impact of acquisitions and dispositions between the first quarters of fiscal 2006 and 2005 reduced net sales by $19 million, or 0.5%. The remaining net sales decrease of $95 million, or 2.2%, resulted from decreases in net sales in the North American Retail Bakery, Foodservice, Household and Body Care, and Branded Apparel segments. The North American Retail Bakery experienced lower sales under a continuing program to reduce sales of low margin bakery products, plus the impact of lower U.S. frozen retail bakery shipments during the quarter. Net sales in the Foodservice segment declined as a result of falling unit volumes for coffee products. Net sales in the Household and Body Care segment decreased primarily due to lower unit volumes of air care products and insecticides, plus the impact of lower average selling prices, while net sales declined in the Branded Apparel segment primarily due to lower unit volumes. Net sales increased in the North American Retail Meats segment due to higher unit volumes, and increased in the International Beverage and International Bakery segments due to price increases to pass along higher key raw materials costs.

Unit Volumes

Unit volumes in the North American Retail Meats segment increased 5% with increases coming in both the U.S. and Mexico. In a planned effort to reduce sales of low margin U.S. fresh bread, North American Retail Bakery exited certain unprofitable non-core bakery businesses. These exits, plus lower shipments of U.S. frozen retail baked goods, reduced the North American Retail Bakery segment unit volumes by 5% in the first quarter of fiscal 2006. Unit volumes increased 2% in the Foodservice segment as higher unit sales of meat and bakery products offset declines for coffee products. In the International Beverage segment, which includes the European meats business, unit volumes declined by 9% due to a competitive marketplace for coffee products. In the International Bakery segment, unit volumes declined 1% as a result of declines in frozen bakery products in Australia and bread products in Europe. The unit volumes for the four core categories of the Household and Body Care segment decreased 4% in the first quarter due primarily to lower shipments of air care and insecticide products due to a competitive marketplace. In the first quarter, unit volumes declined 4% in the Branded Apparel segment based upon declines in the four categories of innerwear, outerwear, sheer hosiery and private label as the segment experienced increased competition from specialty stores and other competitors and exited certain low margin product lines.

Gross Margin Percent

The gross margin percentage declined from 36.0% in the first quarter of fiscal 2005 to 35.2% in the first quarter of fiscal 2006. Each of the corporation’s business segments experienced increased costs for energy and key raw materials, except for the Branded Apparel segment, which saw cotton costs decline during the quarter. The Foodservice and International Beverage gross margin percentages each declined by 3% as each segment experienced increased raw material costs and declining unit volumes for coffee products, plus the impact of competitive pricing in the marketplace. The North American Retail Bakery segment gross margin percentage declined by 2% primarily due to higher costs and lower unit volumes and the Household and Body Care segment declined by 1% as a result of lower average selling prices. The gross margin percentage in the North American Retail Meats declined by less than 1% as higher costs were primarily offset by higher unit volumes, while the gross margin percentage in the International Bakery segment declined by less than 1% due to higher costs for key raw materials that were partially offset by higher selling prices and a favorable product mix. The gross margin percentage in the Branded Apparel segment increased by 1.4% based on lower cotton costs and the exit of certain low margin product lines.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004	Change	Percent Change
Selling, general and administrative expenses:
SG&A expenses in the business segment results	$1,201	$1,157	$44	3.8%
Amortization of identifiable intangibles	24	30	(6)	(19.1)
General corporate expenses	48	49	(1)	(2.6)

Total SG&A expenses	$1,273	$1,236	$37	3.0%

Total selling, general and administrative (SG&A) expenses increased $37 million, or 3.0%, in the first quarter of fiscal 2006 over the comparable prior year quarter. Changes in foreign currency exchange rates, primarily in the euro, increased SG&A expenses by $5 million, or 0.5%. Therefore, the remaining increase in SG&A expenses was $32 million, or 2.5%. Measured as a percent of sales, SG&A expenses increased from 28.1% in the first quarter of fiscal 2005 to 29.6% in the first quarter of fiscal 2006 as SG&A expenses as a percentage of sales increased in each business segment other than Household & Body Care as each segment experienced costs related to the corporation’s transformation activities. Transformation expenses recognized in SG&A generally include accelerated depreciation on facilities that will be exited, relocation and recruiting expenses related to the centralization of the corporation’s management team, and costs associated with the development of new facilities. Total SG&A expenses reported in the business segments increased by $44 million, or 3.8%, between the first quarter of fiscal 2005 and the first quarter of fiscal 2006, primarily due to costs associated with the corporation’s transformation program. Amortization of intangibles decreased by $6 million, or 19.1%, primarily from a $7 million charge in the North American Retail Bakery segment in first quarter of fiscal 2005 to accelerate the amortization of certain intangibles that were abandoned. General corporate expenses, which are not allocated to the individual business segments, declined by $1 million, or 2.6%, as favorable foreign currency impacts were partially offset by transformation expenses.

Charges for (Income from) Exit Activities and Business Dispositions

The reported results for the first quarter of fiscal 2006 and 2005 reflect amounts recognized for exit and business disposition actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following table illustrates where the costs (income) associated with all exit and disposal activities are recognized in the Consolidated Statements of Income of the corporation.

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004
Cost of sales
Accelerated depreciation related to facility closures in the North American Retail Bakery, Foodservice and Household and Body Care segments	$3	$11
Hurricane losses	2	—
Curtailment gain from Sara Lee bakery workforce reduction	—	(16)

Selling, general and administrative expenses
Transformation charges	22	—
Accelerated depreciation on facilities targeted for closure	11	—
Accelerated amortization of intangibles	—	7
Hurricane losses	1	—

Charges for (income from)
Exit activities	25	(3)
Business dispositions	(26)	(3)

Impact on income from continuing operations before income taxes	38	(4)

Income taxes on exit activities and business dispositions	(13)	2

Impact on income from continuing operations	$25	$(2)

The following is a summary of the actions that impacted the first quarter of fiscal 2006. The amount recognized in “Cost of sales,” as noted in the table above, consists of $3 million of accelerated depreciation on a facility targeted for sale in the North American Retail Bakery segment and $2 million in losses related to the recent hurricanes in the southeastern portion of the U.S. The amount recognized in “Selling, general and administrative expenses” includes a charge of $22 million for transformation actions related to the corporation’s transformation plan, $11 million for accelerated depreciation on facilities targeted for closure and $1 million of hurricane losses. Transformation expenses recognized in SG&A generally include accelerated depreciation on facilities that will be exited, relocation and recruiting expenses related to the centralization of the corporation’s management team, and costs associated with the development of new facilities. The corporation recognized a net $1 million of income related to exit activities and business dispositions during the first quarter of fiscal 2006. The net $1 million of income consists of a net $25 million charge for exit activities and a net $26 million of income related to business dispositions. The $25 million charge for exit activities consists of a $28 million charge for management’s approved actions related to the termination of 446 employees, which was partially offset by a $3 million credit related to certain asset dispositions that were completed for amounts more favorable than originally estimated. The net $26 million of income from business dispositions consists of a $32 million gain on the sale of certain skincare and sunscreen assets and a minority investment in a foreign branded apparel operation, partially offset by $6 million of charges to prepare other businesses for disposition. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $38 million and $25 million, respectively, and reduce diluted EPS by $0.03.

The following is a summary of the actions that impacted the first quarter of fiscal 2005. The amount recognized on the line titled “Cost of sales” consists of a $16 million curtailment gain from the closure of a U.S. bakery plant, which was partially offset by an $11 million charge for accelerated depreciation on certain facilities to be sold. SG&A expenses include a $7 million charge for accelerated amortization for the cost to abandon and exit certain bakery intangible assets. The line titled “Charges for (income from) exit activities and business dispositions” includes a $6 million gain resulting from completing certain previously announced exit activities and business dispositions for amounts more favorable than originally estimated. Of this amount, $3 million relates to amounts received from prior business dispositions and $3 million relates to severance and asset disposition activities. The net impact of these actions was to increase income from continuing operations before income taxes and income from continuing operations by $4 million and $2 million, respectively. These amounts did not have an impact on diluted earnings per share during the period.

The costs (income) of the above actions on the corporation’s business segments and amortization expense are summarized as follows:

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004
North American Retail Meats	$10	$—
North American Retail Bakery	9	(3)
Foodservice	6	(5)
International Beverage	19	—
International Bakery	5	—
Household and Body Care	(19)	3
Branded Apparel	—	(6)

Impact on the business segments	30	(11)
Corporate office	8	—
Accelerated amortization of intangibles	—	7

Impact on income from continuing operations before income taxes	$38	$(4)

These actions are more fully described in the Exit and Disposal Activities note to the Consolidated Financial Statements. As a result of exit activities taken since the beginning of fiscal 2004, and transformation actions taken since the beginning of the transformation plan in fiscal 2005, the corporation’s cost structure was reduced and efficiency improved. The following table summarizes the actual and projected savings from these actions.

(In millions)	Actual Savings Recognized in Fiscal 2005	Anticipated Savings in Fiscal 2006	Actual Savings in the 1st Quarter of Fiscal 2005	Actual Savings in the 1st Quarter of Fiscal 2006
Restructuring Actions Approved in:
Fiscal 2004	$58	$86	$10	$21
Fiscal 2005	7	53	2	17
1st quarter of fiscal 2006	—	8	—	—

	$65	$147	$12	$38

In the remaining portion of fiscal 2006, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Under the corporation’s transformation plan, which is described earlier in this document, a number of businesses have been targeted for disposal. The Direct Selling, European Branded Apparel, U.S. Retail Coffee, and European Nuts and Snacks businesses have been targeted for disposal and reported as discontinued operations. The European Meats business and the Branded Apparel Americas / Asia / UK businesses have also been targeted for disposal, however, these businesses were classified as held for use at the end of the first quarter of fiscal 2006. The following table summarizes the actual and projected savings related to only those businesses that are expected to be a part of continuing operations after the targeted businesses are disposed of.

(In millions)	Actual Savings Recognized in Fiscal 2005	Anticipated Savings in Fiscal 2006	Actual Savings in the 1st Quarter of Fiscal 2005	Actual Savings in the 1st Quarter of Fiscal 2006
Restructuring Actions Approved in:
Fiscal 2004	$26	$26	$6	$6
Fiscal 2005	7	20	1	10
1st quarter of fiscal 2006	—	8	—	—

	$33	$54	$7	$16

Receipt of Contingent Sales Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the fiscal 2006 and fiscal 2005 payment each passed in the first quarter, respectively, of each fiscal year and the corporation received the annual payments. The fiscal 2006 annual payment was equivalent to $114 million and the fiscal 2005 annual payment was equivalent to $117 million based upon the respective exchange rates on the dates of receipt. Each of these amounts is recognized in the corporation’s earnings when received, and each of the payments increased diluted earnings per share by $0.15 when they were recognized.

Net Interest Expense

Net interest expense increased by $12 million in the first quarter of fiscal 2006, to $52 million, primarily as a result of higher average interest rates.

Income Tax Expense

The effective tax rate on continuing operations decreased from 19.4% in the first quarter of fiscal 2005 to 17.1% in the first quarter of fiscal 2006. Tax benefits related to exit activities, business dispositions and transformation actions reduced the effective tax rate on continuing operations by 5.3%. The most significant element of this benefit relates to an amount which will be credited against the taxes of the corporation’s continuing operations in the U.S. as a result of taxes paid by one of the foreign businesses reported as discontinued operations. The remaining increase in the tax rate between the periods was primarily due to the country-by-country mix of earnings during the period. As a global enterprise, the corporation’s tax rate from period to period can be affected by many factors. The most significant of these factors are the corporation’s global mix of earnings, changes in tax legislation, the tax characteristics of the corporation’s income, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable.

Income from Continuing Operations and Diluted Earnings Per Share (EPS)

Income from continuing operations in the first quarter of fiscal 2006 was $253 million, which was $91 million, or 26.3%, less than the prior year comparable period. The decline in income from continuing operations was primarily due to the following factors.

•	The corporation’s gross margin percentage declined by 0.8% during the quarter as the corporation’s business segments experienced higher costs for certain raw materials, commodities and energy in the North American Retail Bakery, Foodservice, International Beverage and International Bakery. The Household and Body Care and Branded Apparel segments continued to experience pricing pressures from a competitive marketplace which, collectively, reduced the corporation’s gross profit by $64 million.

•	SG&A expenses in the first quarter of fiscal 2006 increased by $37 million over the comparable period of the prior year primarily due to costs associated with the corporation’s transformation, higher distribution costs primarily related to energy and higher employee costs. SG&A expenses as a percentage of sales increased from 28.1% in the first quarter of fiscal 2005 to 29.6% in the first quarter of fiscal 2006.

•	In the first quarter of fiscal 2006, the corporation recognized $1 million of income from exit activities and business dispositions, while in the first quarter of fiscal 2005, the corporation recognized $6 million of income.

•	The corporation received and recognized contingent sale proceeds of $114 million in the first quarter of fiscal 2006 and $117 million in the first quarter of fiscal 2005 from the sale of the corporation’s cut tobacco business that represents the annual payments for fiscal 2006 and 2005.

•	Due to the increase in average borrowing rates, net interest expense increased by $12 million in the first quarter of fiscal 2006.

•	Income tax expense decreased by $30 million, primarily as a result of the impact of exit activities, business dispositions, transformation actions, losses from hurricanes and the benefits related to foreign taxes incurred upon the sale of certain foreign operations.

Diluted EPS from continuing operations decreased from $0.43 in the first quarter of fiscal 2005 to $0.32 in the first quarter of fiscal 2006, a decrease of 25.6%. Diluted EPS declined at a lower rate than income from continuing operations as a result of lower average shares outstanding during the first quarter of fiscal 2006 than the first quarter of fiscal 2005. The corporation repurchased 29.1 million shares of common stock during the first quarter of fiscal 2006 under the corporation’s ongoing share repurchase program.

Discontinued Operations

Discontinued operations includes the results of the corporation’s Direct Selling, European Branded Apparel, U.S. Retail Coffee and Nuts and Snacks businesses. The following summarizes the results of the discontinued operations for the first quarters of fiscal 2006 and 2005.

In millions	First Quarter of Fiscal 2006	First Quarter of Fiscal 2005	Dollar Change	Percent Change
Net Sales	$469	$466	$3	0.5%

(Loss) income before taxes	$(221)	$14	$(235)
Income taxes	35	(6)	41

Net (loss) income from discontinued operations	$(186)	$8	$(194)

Net sales in the discontinued operations increased by $3 million, or 0.5%, in the first quarter of fiscal 2006, with increases in sales being reported in the Direct Selling and U.S. Retail Coffee operations, which were partially offset by declines in sales in the European Branded Apparel and Nuts and Snacks businesses. Income before taxes declined by $235 million in the first quarter of fiscal 2006, primarily due to impairment charges that were recognized in discontinued operations. During the first quarter of fiscal 2006, $223 million of impairment charges were recorded to recognize the $179 million impairment in the European Branded Apparel business and the $44 million impairment in the U.S. Retail Coffee businesses. These impairment charges are more fully described in Note 5 and Note 6 to the Consolidated Financial Statements.

The effective tax rate of the pretax loss recognized in discontinued operations in the first quarter of fiscal 2006 of 15.8% was due to several factors: first, the impairment charges recognized included $34 million of non-deductible goodwill; second, certain of the impairment charges are in tax jurisdictions in which the corporation cannot obtain a tax benefit; and finally, the timing of the Direct Selling transaction will result in the repayment of certain tax benefits claimed in a foreign jurisdiction. The repayment of these tax benefits can, however, be credited against the earnings of the U.S. businesses included in continuing operations.

Consolidated Net Income and Diluted Earnings Per Share

Net income of $67 million in the first quarter of fiscal 2006 was $285 million, or 81.0% lower than reported in the prior year comparable period. The decline in net income was primarily due to the $121 million decline in income from continuing operations and the $171 million net impairment charge that was reflected in discontinued operations. Diluted EPS decreased from $0.44 in the first quarter of fiscal 2005 to $0.09 in the first quarter of fiscal 2006, a decline of 79.5%.

Operating Results by Business Segment – First Quarter of Fiscal 2006 Compared with First Quarter of Fiscal 2005

North American Retail Meats

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004	Change	Percent Change
Change in unit volume				5%

Net sales	$615	$596	$19	3.1%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(4)	$4
Acquisitions / Dispositions	—	21	(21)

Total	$—	$17	$(17)

Operating segment income	$17	$24	$(7)	(28.6)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	(4)	—	(4)
Transformation charges	(6)	—	(6)
Dispositions	—	2	(2)

Total	$(10)	$2	$(12)

Unit volumes in the North American Retail Meats segment for processed meats increased 5% as compared to the prior year first quarter consisting of increases of 6% in the U.S. and 2% in Mexico.

Net sales in the North American Retail Meats segment increased by $19 million, or 3.1%, to $615 million in the first quarter of fiscal 2006 from $596 million in the prior year first quarter. During the quarter, the strengthening of the Mexican peso increased reported net sales by $4 million, or 0.7%. Net sales of businesses disposed of since the beginning of the first quarter of fiscal 2005 reduced net sales by $21 million, or 3.7%. The remaining net sales increase of $36 million, or 6.1%, was primarily due to increases in unit volumes.

The North American Retail Meats gross margin percentage decreased from 28.2% in the first quarter of fiscal 2005 to 27.8% in the first quarter of fiscal 2006 as the cost of higher sales promotions and incentives was only partially offset by the impact of higher unit volumes and lower commodity costs.

Operating segment income in North American Retail Meats decreased by $7 million, or 28.6%, from $24 million in the prior year first quarter to $17 million in the first quarter of fiscal 2006. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. The impact of exit activities and transformation expenses decreased operating segment income by $10 million in the first quarter of fiscal 2006, or 44.2%. The impact of businesses disposed after the beginning of the first quarter of fiscal 2005, decreased operating segment income by $2 million, or 12.7%. The remaining operating segment income increase of $5 million, or 28.1%, as compared to the same quarter of the prior year is primarily the result of higher unit volumes which increased the gross margin, plus the impact of lower media advertising.

North American Retail Bakery

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004	Change	Percent Change
Change in unit volume				(5)%

Net sales	$460	$471	$(11)	(2.3)%

Operating segment (loss) income	$(4)	$9	$(13)	(147.8)%

Increase / (Decrease) in operating segment income from
Exit activities and business dispositions	$(1)	$—	$(1)
Curtailment gain	—	7	(7)
Transformation charges	(5)	—	(5)
Accelerated depreciation on facilities to be sold	(3)	(4)	1

Total	$(9)	$3	$(12)

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment declined 5% during the first quarter, primarily as a result of the decision to exit certain lower margin U.S. fresh bread business, particularly with private label customers, and a decline in shipments of frozen bakery products during the quarter as customers scheduled shipments of certain holiday pie purchases for the corporation’s second fiscal quarter.

Net sales in the North American Retail Bakery segment decreased $11 million, or 2.3% over the comparable prior year quarter. There were no acquisitions or dispositions that impacted the North American Retail Bakery segment during the quarter. The decline in net sales was primarily attributable to lower unit volumes, as the segment exited certain low margin bread business and incurred start-up promotional costs associated with new product introductions, which offset the positive pricing impact of increased sales of Sara Lee branded bakery products.

The gross margin percentage in the North American Retail Bakery segment decreased 1.8% from 47.8% in the first quarter of fiscal 2005 to 46.0% in the first quarter of fiscal 2006 primarily from lower unit volumes and higher costs for key ingredients and wages.

Operating segment income in the North American Retail Bakery segment decreased by $13 million, from $9 million in the first quarter of fiscal 2005, to a loss of $4 million in the first quarter of fiscal 2006. The first quarters of fiscal 2006 and 2005 were impacted by some or all of the following: exit activities, transformation expenses, accelerated depreciation or a curtailment gain. In the first quarter of fiscal 2006, the North American Retail Bakery segment recognized total expenses of net $9 million for exit activities, transformation expenses and accelerated depreciation, while in the first quarter of fiscal 2005, the segment recognized net $3 million of income from the combination of a curtailment gain and accelerated depreciation. The net impact of the exit activities, transformation expenses, accelerated depreciation and the curtailment gain in fiscal 2006 versus fiscal 2005 decreased operating segment income by $12 million. The remaining operating segment income decrease of $1 million, or 9.5% during the quarter, was primarily attributable to lower gross margins and higher commodity and energy costs, which were only partially offset by lower media advertising and administrative expenses.

Foodservice

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004	Change	Percent Change
Change in unit volume				2%

Net sales	$536	$538	$(2)	(0.3)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1
Dispositions	—	1	(1)

	$—	$—	$—

Operating segment income	$16	$43	$(27)	(63.5)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Curtailment gain	—	9	(9)
Hurricane losses	(3)	—	(3)
Transformation charges	(3)	—	(3)
Accelerated depreciation on facilities to be sold	—	(4)	4

Total	$(6)	$5	$(11)

Net unit volumes in the Foodservice segment increased 2% during the quarter as increases for meats and bakery products were partially offset by declines in coffee products.

Net sales in the Foodservice segment decreased $2 million, or 0.3% over the comparable prior year quarter. Changes in foreign currency, primarily the Canadian dollar, increased net sales by $1 million, or 0.1%. The first quarter of fiscal 2005 includes sales of $1 million from businesses that have been disposed after the start of fiscal 2005, which decreased net sales by 0.2%. The remaining net sales decrease of $2 million, or 0.2%, was primarily due to the sales impact of lower unit volumes of coffee products that had a larger impact on net sales than the increase in unit volumes from meats and bakery products.

The gross margin percentage in the Foodservice segment decreased 2.8% from 28.6% in the first quarter of fiscal 2005 to 25.8% in the first quarter of fiscal 2006 primarily from an unfavorable product mix resulting from the decline in sales of coffee products plus increased green coffee commodity costs.

Operating segment income in the Foodservice segment decreased by $27 million, or 63.5%, from $43 million in the first quarter of fiscal 2005 to $16 million in the first quarter of fiscal 2006. The first quarters of fiscal 2005 and fiscal 2006 were impacted by some or all of the following: hurricane losses, accelerated depreciation, transformation expenses or a curtailment gain. In the first quarter of fiscal 2006, transformation expenses and hurricane losses totaled $6 million, while in the first quarter of fiscal 2005, the segment experienced a net gain of $5 million from a curtailment gain, partially offset by accelerated depreciation charges. The net impact of these items decreased operating segment income by $11 million, or 18.8%. The remaining operating segment income declined by $16 million, or 44.5%, primarily from the impact of lower unit volumes for beverage products, an unfavorable product mix, and higher commodity and raw material costs.

International Beverage

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004	Change	Percent Change
Change in unit volume				(9)%

Net sales	$809	$781	$28	3.6%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(14)	$14

Operating segment income	$91	$132	$(41)	(31.0)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(1)	$1
Exit Activities and business dispositions	(16)	—	(16)
Transformation charges	(3)	—	(3)

	$(19)	$(1)	$(18)

The corporation’s International Beverage segment also includes the results of the corporation’s European meats business, and in February 2005, the corporation announced that it is exploring the sale of this business. No decisions have been made at this time regarding the ultimate actions that may be taken regarding these operations.

Net unit volumes in the International Beverage segment declined 9% as compared to the prior year quarter as unit volumes declined 15% for roast and ground coffee products, which were partially offset by a 2% increase in the European meats operations. Roast and ground coffee unit volumes declined primarily in Brazil and Europe. In Brazil, an announced price increase in the current year impacted customer purchases, while in Europe, a continued competitive marketplace, particularly from private label competitors, negatively impacted unit volumes.

Net sales in the International Beverage segment increased by $28 million, or 3.6%, to $809 million in the first quarter of fiscal 2006. Of the total increase in sales of $28 million, $22 million arose from beverage products and $6 million arose from the sale of meat products. Within the segment, the impact of foreign currency changes, particularly in the Brazilian real, increased reported net sales by $14 million, or 1.9%. There were no acquisitions and dispositions that impacted the International Beverage segment during the quarter. The remaining net sales increase of $14 million, or 1.7%, compared to the comparable period of the prior year was primarily due to unit selling prices which increased as the corporation passed on certain raw material cost increases to the customer.

The gross margin percent in the International Beverage segment decreased 3.1% from 40.5% in the first quarter of fiscal 2005 to 37.4% in the first quarter of fiscal 2006 primarily as a result of higher raw material costs which were not fully passed along to the customer in the form of higher selling prices, plus the impact of lower unit volumes.

Operating segment income for the International Beverage segment decreased $41 million, or 31.0%, to $91 million in the first quarter of fiscal 2006. Changes in foreign currency exchange rates increased operating segment income by $1 million, or 0.7%. The International Beverage segment recognized $19 million in the first quarter of fiscal 2006 for exit activities and transformation expenses, which reduced operating segment income by 14.5%. The remaining operating segment income decrease was $23 million, or 17.2%, primarily from lower gross margins and unit volumes, plus the impact of higher media advertising and promotion.

International Bakery

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004	Change	Percent Change
Change in unit volume				(1)%

Net sales	$192	$187	$5	2.6%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1

Operating segment income	$12	$21	$(9)	(42.6)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	(5)	—	(5)

Total	$(5)	$—	$(5)

Net unit volumes in the International Bakery segment declined 1% during the quarter primarily as a result of declines in Australia for frozen baked goods and in Europe for fresh bread, which were partially offset by increases in shipments of European dough products.

Net sales in the International Bakery segment increased $5 million, or 2.6% over the comparable prior year quarter. There were no acquisitions or dispositions that impacted the International Bakery segment during the quarter. The impact of foreign currency changes, particularly in the Australian dollar, increased reported net sales by $1 million, or 0.9%. The remaining net sales increase of $4 million, or 1.7%, was primarily a result of price increases to offset certain raw material cost increases.

The gross margin percentage in the International Bakery segment decreased 0.1% from 43.0% in the first quarter of fiscal 2005 to 42.9% in the first quarter of fiscal 2006, primarily due to higher costs for raw materials which were partially offset by net selling price increases and a favorable product mix.

Operating segment income in the International Bakery segment decreased by $9 million, or 42.6%, from $21 million in the first quarter of fiscal 2005 to $12 million in the first quarter of fiscal 2006. In the first quarter of fiscal 2006, the International Bakery segment recognized $5 million of charges for exit activities that reduced operating segment income by 23.4%. The remaining decline in operating segment income of $4 million, or 19.8%, was primarily due to higher media advertising costs for a new advertising campaign for bread in Europe, plus higher European distribution costs.

Household and Body Care

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004	Change	Percent Change
Change in unit volume of core categories (a)				(4)%

Net sales	$446	$462	$(16)	(3.6)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1
Dispositions	—	3	(3)

Total	$—	$2	$(2)

Operating segment income	$79	$67	$12	19.1%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	26	—	26
Accelerated depreciation on facilities to be sold	—	(3)	3
Transformation charges	(7)	—	(7)
Dispositions	—	2	(2)

Total	$19	$(1)	$20

(a)	– Core categories include body care, shoe care, air care and insecticides.

The corporation’s Direct Selling business has been presented as a discontinued operation in these financial statements and is more fully described in Note 6 to the Consolidated Financial Statements.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – decreased 4% in the first quarter of fiscal 2006, primarily as a result of declines in air care and insecticides, due to a competitive marketplace in Europe.

Net sales in the Household and Body Care segment declined $16 million, or 3.6%, in the first quarter of fiscal 2006, to $446 million. The impact of changes in foreign currency exchange rates increased reported net sales by $1 million, or 0.2%, primarily due to the strengthening of currencies in Australia and India. The first quarter of fiscal 2005 includes sales of $3 million from product lines that had been disposed of after the start of the first quarter of fiscal 2005, which reduced net sales by 0.7%. The remaining net sales decrease of $14 million, or 3.1%, was primarily due to lower unit volumes in the air care, insecticide and shoe care categories.

The gross margin percentage in the Household and Body Care segment decreased 1.1% from the first quarter of the prior year to 51.0% in the first quarter of fiscal 2006, primarily from competitive pricing in the marketplace and the decline in unit volumes.

Operating segment income increased $12 million, or 19.1%, to $79 million in the first quarter of fiscal 2006. Changes in foreign currency exchange rates did not have a significant impact on operating segment income. In the first quarter of fiscal 2006, the Household and Body Care segment disposed of certain non-core product lines and recognized a gain of $28 million, which was partially offset by $2 million of exit activities and $7 million of transformation charges. During the first quarter of fiscal 2005, the Household and Body Care segment recognized accelerated depreciation of $3 million on a facility targeted for disposition. The net of the gain from the sale of certain non-core product lines, transformation charges, exit activities and accelerated depreciation between the first quarters of fiscal 2005 and fiscal 2006 increased operating segment income by $22 million, or 33.5%. The first quarter of fiscal 2005 includes $2 million of income from certain product lines that were disposed after the start of the first quarter of fiscal 2005 which reduced operating segment income by 2.0%. The remaining operating segment income declined by $8 million, or 12.2%, primarily from the decline in unit volumes and gross margins which was partially offset by a decline in media advertising and promotion.

As part of its ongoing brand segmentation strategy, the corporation is continuing with the evaluation of a number of smaller brands in this business segment. This review has resulted in the sale of a number of smaller non-core brands which resulted in the gain recognized in the first quarter. Additional brands are being analyzed and no decisions have been made regarding these brands at the present time.

Branded Apparel

	Thirteen Weeks Ended
(In millions)	October 1, 2005	October 2, 2004	Change	Percent Change
Change in unit volume (a)				(4)%

Net sales	$1,252	$1,362	$(110)	(8.1)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(3)	$3
Acquisitions/dispositions	6	—	6

Total	$6	$(3)	$9

Operating segment income	$105	$133	$(28)	(21.0)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(1)	$1
Exit activities and business dispositions	—	6	(6)
Acquisitions	1	—	1

Total	$1	$5	$(4)

(a)	– Excludes the impact of acquisitions and dispositions

The Branded Apparel Segment includes the corporation’s Branded Apparel operations in the Americas, Asia and the private label apparel operations in the U.K. The corporation’s European Branded Apparel operations have been presented as a discontinued operation in these financial statements and are described in Note 6 to the Consolidated Financial Statements.

Unit volumes in the Branded Apparel segment, excluding acquisitions and dispositions, decreased 4% during the quarter, primarily due to increased competition from specialty stores, other global manufacturers and continued market weakness. Additionally, the Branded Apparel segment exited certain low margin product lines within the innerwear and outerwear categories and a warmer fall in the U.S. reduced sales of fleece products and sheer hosiery. The 4% unit volume decline consists of the following: a 2% decline in innerwear, which includes underwear, socks and intimate apparel products; a 3% decline in outerwear, which consists of T-shirts, casualwear and Champion products; a 17% decline in sheer hosiery; a 12% decline in international shipments; and a 6% decline in private label products which are primarily sold in the U.K.

Net sales decreased by $110 million, or 8.1%, from $1,362 million in the first quarter of fiscal 2005 to $1,252 million in the first quarter of fiscal 2006. The impact of foreign currency exchange rate changes during the quarter, particularly the Canadian dollar, Mexican peso and Brazilian real, increased reported sales during the quarter by $3 million, or 0.2%. The first quarter of fiscal 2006 includes $6 million of sales from businesses that were acquired after the start of the first quarter of fiscal 2005 which increased net sales by 0.4% during the quarter. As a result, the remaining net sales decrease was $119 million, or 8.7%, which was primarily due to declines in unit volume and average net selling prices.

The gross margin percent increased by 1.4%, from 29.1% in the first quarter of fiscal 2005 to 30.5% in the first quarter of fiscal 2006, reflecting the impact of lower cotton costs during the period, which were partially offset by the impact of lower unit volumes and lower net selling prices.

Branded Apparel operating segment income decreased by $28 million, or 21.0%, in the first quarter of fiscal 2006, from $133 million in the first quarter of fiscal 2005, to $105 million in the first quarter of fiscal 2006. Changes in foreign currency exchange rates increased operating segment income during the quarter by $1 million, or 0.4%. In the first quarter of fiscal 2005, the Branded Apparel segment recognized income from exit activities of $6 million, which reduced operating segment income during the first quarter of fiscal 2006, by 4.0%. In the first quarter of fiscal 2006, income of $1 million was recognized from businesses that had been acquired after the start of the first quarter of fiscal 2005, which increased operating segment income by 0.4%. The remaining decrease in operating segment income was $24 million, or 17.8%, which was primarily due to decreases in unit volume.

Financial Condition

Cash From Operations

Net cash provided from operating activities increased to $188 million in the first three months of fiscal 2006 from $72 million in the comparable period of fiscal 2005, primarily due to lower cash utilization for working capital purposes. The corporation expended $105 million less to fund accounts payable and accrued liabilities in the first three months of fiscal 2006 than in the first three months of fiscal 2005, as the corporation spent $125 million to fund the corporation’s pension plans in the first quarter of fiscal 2005 and spent $22 million in the first quarter of fiscal 2006. Accounts receivable were lower in the first quarter of fiscal 2006 than in the first quarter of fiscal 2005, which contributed $59 million to the cash flow from operations in the period.

Cash From Investment Activities

Net cash generated from investment activities was $119 million in the first three months of fiscal 2006 as compared to $70 million in the comparable period of fiscal 2005. During the first three months of fiscal 2006, the corporation received $75 million more from the sale of assets and businesses than in the prior year three-month period. Also in the first three months of fiscal 2006, $19 million more was spent on purchases of property and equipment and $7 million more was spent on acquisitions than in the prior year comparable quarter. For the first three months of fiscal 2006 and 2005, the corporation expended $99 million and $80 million, respectively, to fund the purchases of property and equipment, and received proceeds from the sales of businesses, investments and assets of $225 million and $150 million, respectively.

Cash From Financing Activities

Net cash generated from financing activities was $787 million during the first three months of fiscal 2006 as compared to cash used in financing activities of $575 million in the prior year period. At the end of the first quarter of fiscal 2006, the corporation did not utilize cash on the balance sheet to repay outstanding notes payable borrowings as it had done at the end of the first quarter of fiscal 2005 and the end of fiscal 2005. At the end of the first quarter of fiscal 2005 and the end of fiscal 2005, the corporation scheduled certain notes payable obligations, primarily in the form of short-term commercial paper, to mature prior to the end of the fiscal quarter. Cash generated from operations, which includes cash on hand in various operating units in different geographic locations, was utilized to repay these commitments when they matured. At the beginning of the subsequent quarter, issuances of commercial paper were made and cash was returned to the corporation’s operating locations. Shortly before the end of fiscal 2005, using cash on hand, the corporation repaid $2,080 million of outstanding notes payable. Notes payable and cash would have been higher at the end of fiscal 2005 by $2,080 million had the cash repayments not been made. As a result of the decision not to utilize cash on hand to repay outstanding notes payable, the corporation had $1,592 million of cash on the balance sheet at the end of the first quarter of fiscal 2006, versus $539 million at the end of fiscal 2005, and had outstanding notes payable of $1,866 million at the end of the first quarter of fiscal 2006, versus $249 million at the end of fiscal 2005.

During the first quarter of fiscal 2006 and 2005, the corporation repaid borrowings of maturing long-term debt of $125 million and $692 million, respectively, by utilizing a combination of cash on hand and the issuance of short- and long-term debt.

Cash dividends paid during the first three months of fiscal 2006 were $154 million versus $147 million in the prior year period.

The corporation has an ongoing share repurchase program in place that allows the corporation to repurchase the corporation’s common stock at times management deems appropriate given current market valuations. During the first three months of fiscal 2006, the corporation repurchased 29.1 million shares of common stock with a value of $561 million as compared to common stock repurchases of $239 million in the prior year period. Of the 29.1 million shares repurchased in the first quarter of fiscal 2006, 20.9 million shares were purchased for $400 million under an accelerated share repurchase program where the final purchase price will be based upon the average daily share price over a period of time that will not exceed six months. The final purchase price settlement will be made in shares of common stock. Until this transaction is completed, the corporation’s purchase of additional shares of its common stock is subject to conditions imposed by the counterparty to the transaction. At October 1, 2005, the corporation had approximately 87.2 million shares remaining on its existing share authorization and has indicated that it intends to repurchase shares during the remaining portion of fiscal 2006 with a total value of approximately $450 million. The timing and amount of future share repurchases will be based upon market conditions and other factors.

Liquidity

Notes Payable

Notes payable increased by $1,617 million in the first three months of fiscal 2006 to $1,866 million as the corporation did not utilize cash on the balance sheet to repay outstanding commercial paper borrowings at the end of the first quarter of fiscal 2006 as it had done at the end of fiscal 2005. Shortly before the end of fiscal 2005, using cash on hand, the corporation repaid $2,080 million of outstanding notes payable. Notes payable and cash would have been higher by $2,080 million at the end of fiscal 2005 had the notes payable repayments not been made. The corporation had cash and cash equivalents on the balance sheet at October 1, 2005 of $1,592 million.

Debt

The corporation’s total long-term debt decreased $70 million in the first three months of fiscal 2006, from $4,497 million at July 2, 2005, to $4,427 million at October 1, 2005, as the corporation repaid maturing debt using a combination of cash on the balance sheet and the issuance of short-term notes payable.

The corporation’s total long-term debt of $4,427 million is due to be repaid as follows: $328 million in the remainder of fiscal 2006; $365 million in fiscal 2007; $1,336 million in fiscal 2008; $162 million in fiscal 2009; $28 million in fiscal 2010; $2 million in fiscal 2011 and $2,206 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, proceeds from business dispositions, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consists of 39% fixed-rate debt as of October 1, 2005, as compared with 52% as of July 2, 2005. The decrease in fixed-rate debt at

October 1, 2005 versus July 2, 2005 is due to the increase in notes payable that were outstanding at October 1, 2005. As noted above, the corporation did not utilize cash on the balance sheet to repay outstanding commercial paper borrowings at the end of the first quarter of fiscal 2006 as it had done at the end of fiscal 2005. As a result, the corporation had cash and cash equivalents on the balance sheet at October 1, 2005 of $1,592 million versus $539 million at July 2, 2005. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $3.2 billion of available credit from a group of 23 banks and lending institutions. These facilities consist of a $1.35 billion three-year revolving credit facility and a $1.85 billion five-year revolving credit facility. The three-year $1.35 billion facility expires in June 2008. The five-year $1.85 billion facility expires in June 2009. The pricing for each of these facilities is based upon the corporation’s current credit rating. At October 1, 2005, the corporation had not borrowed under any of these facilities. None of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, which the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended October 1, 2005, the corporation’s interest coverage ratio was 8.0 to 1.0. The corporation has amended the covenants of both the three- and five-year credit facilities for the potential disposition of various businesses outlined in the corporation’s transformation plan.

On August 4, 2005, the corporation announced certain capital structure initiatives, including the corporation’s intention to maintain the annual dividend at $0.79 per share in fiscal 2006, the repurchase of up to $2 billion of shares of the corporation’s common stock and the expectation that the corporation will use a portion of the proceeds from business dispositions to reduce total debt by approximately $1.5 billion over fiscal 2006 and 2007. As a result of these announcements, the following credit rating actions were taken by the credit rating agencies on August 4, 2005: Standard & Poor’s (S&P) reduced its senior unsecured debt rating for the corporation from “A” to “BBB+,” reduced its short-term credit and commercial paper rating from “A-1” to “A-2” and indicated that the credit rating outlook is “stable”; FitchRatings reduced its senior unsecured debt rating for the corporation from “A” to “BBB+,” reduced its short-term commercial paper rating from “F-1” to “F-2” and indicated that the outlook is “stable”; Moody’s Investors Service lowered its outlook on the corporation’s credit ratings to “negative.”

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of October 1, 2005, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings
Standard & Poor’s	BBB+	A-2
Moody’s Investors Service	A3	P-2
FitchRatings	BBB+	F-2

Changes in the corporation’s credit ratings result in changes in the corporation’s borrowing costs. The corporation’s current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a high degree of liquidity. A downgrade of the corporation’s short-term credit rating to “A-3” (S&P rating) or “P-3” (Moody’s Rating) would place the corporation in a commercial paper market that would contain significantly less market liquidity than it currently operates with a rating of “A-2 or P-3.” This would reduce the amount of commercial paper the corporation could issue and raise its commercial paper borrowing cost. To the extent that the corporation’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the corporation has the ability to use available credit facilities to satisfy operating requirements, if necessary.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $124 million in the remainder of fiscal 2006; $135 million in fiscal 2007; $107 million in fiscal 2008; $84 million in fiscal 2009; $72 million in fiscal 2010; $64 million in fiscal 2011; and $164 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $21 million in the remainder of fiscal 2006; $26 million in fiscal 2007; $24 million in fiscal 2008; $22 million in fiscal 2009; $20 million in fiscal 2010; $16 million in fiscal 2011; and $77 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations that are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2006	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$4,427	$328	$365	$1,336	$162	$28	$2	$2,206
Interest on debt obligations (1)	1,711	174	211	157	130	120	120	799
Operating lease obligations	750	124	135	107	84	72	64	164
Purchase obligations (2)	2,462	1,606	583	168	67	18	15	5
Other long-term liabilities (3)	724	317	33	45	33	35	19	242

Subtotal	10,074	2,549	1,327	1,813	476	273	220	3,416

Contingent lease obligations (4)	206	21	26	24	22	20	16	77

Total (5)	$10,280	$2,570	$1,353	$1,837	$498	$293	$236	$3,493

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at October 1, 2005.
(2)	Purchase obligations include expenditures to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, manufacturing arrangements, storage, distribution and union wage agreements); capital expenditures; marketing services; information technology services; maintenance and other professional services where, as of the end of the quarter, the corporation has agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and the approximate delivery date. Future cash expenditures will vary from the amounts shown in the table above. The corporation enters into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. Additionally, certain costs of the corporation are not included in the table since at the end of the period an obligation did not exist. Examples of these include situations where purchasing decisions for these future periods have not been made. Ultimately, the corporation’s decisions and cash expenditures to purchase these various items will be based upon the corporation’s sales of products, which are driven by consumer demand. The corporation’s obligations for accounts payable and accrued liabilities recorded on the balance sheet are also excluded from the table.
(3)

Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives and the remaining projected fiscal 2006 pension contribution of $266 million. The corporation has employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining projected fiscal 2006 pension contribution of $266 million, noted previously, pension and postretirement obligations have been excluded from the table. A discussion of the corporation’s pension and postretirement plans, including funding matters, is included in Notes 20 and 21 to the fiscal 2005 Consolidated Financial Statements which have been filed with the Securities and Exchange Commission as part of Form 10-K. The corporation’s obligations for employee health and property and casualty losses are also excluded from the table.

(4)	Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. At October 1, 2005, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.
(5)	Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes.

Pension Plans

As indicated in the Pension footnote to the Consolidated Financial Statements which have been included in the corporation’s 2005 annual report on Form 10-K, the projected benefit obligation of the defined benefit plans exceeded plan assets by $1,501 million at the end of fiscal 2005 as compared to $1,537 million at the end of fiscal 2004. In the first three months of fiscal 2006, the corporation contributed $22 million to these defined benefit pension plans and the corporation anticipates that an additional $266 million of cash contributions will be made over the last nine months of the fiscal year. This estimate assumes the disposition of all businesses reported as discontinued operations as of the end of the first quarter of fiscal 2006. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. In addition, the corporation has announced its intent to dispose of certain businesses and the terms of those transactions may impact future contributions to these plans. As a result, actual funding in fiscal 2006 may be materially different from the current estimate. The Significant Accounting Policies section and Note 20—Defined Benefit Pension Plans to the Consolidated Financial Statements, which are incorporated in the corporation’s 2005 annual report on Form 10-K, provides a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $22 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

Income Taxes

The corporation’s transformation plan includes the planned disposition of several significant businesses and these actions will impact future results and liquidity in several ways. First, the tax expense or benefit directly associated with these dispositions will impact the net income and liquidity of the corporation. At this time, the terms and conditions of future dispositions have not been determined, and accordingly it is not possible to estimate the impact of such transactions on the tax expense and liquidity of the corporation. Secondly, if the disposal of the Americas and Asia Apparel business is completed, the effective tax rate of the continuing business will likely increase. The Americas and Asian Apparel operations have historically had a lower effective tax rate than the remainder of the business and generate a significant amount of operating cash flow. The elimination of this cash flow may require the corporation to remit a greater portion of the future earnings of foreign subsidiaries to the U.S. than has historically been the case, and may result in higher levels of tax expense and cash taxes paid. The corporation has indicated that it expects its effective tax rate to increase to approximately 29% to 31% after the business transformation is completed.

The corporation’s tax returns are routinely audited and settlements of issues raised in these audits affect the corporation’s tax expense. The corporation has ongoing audits in the U.S. and a number of international jurisdictions. The examination of the U.S. federal income tax returns is current through June 29, 2002. Consistent with prior experience, the Internal Revenue Service has initiated the audits of the tax returns of fiscal 2003 and 2004. The obligations recognized in the financial statements reflect the probable finalization of anticipated worldwide audits. In addition, the corporation believes that it has sufficient cash resources to fund the settlement of these audits.

Additionally, tax legislation in the jurisdictions in which the corporation does business may change in future periods. While such changes cannot be predicted, if they occur, the impact on the corporation’s tax assets, obligations and liquidity will need to be measured and recognized in the financial statements.

Significant Accounting Policies and Critical Estimates

The corporation’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2005 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the corporation are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the corporation, as well as the related footnote disclosures. The corporation bases its estimates on historical experience, the input of third-party experts such as actuaries and appraisers and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the corporation’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the corporation are described in the Financial Review in the corporation’s 2005 Annual Report on Form 10-K.

Forward-looking Information

This document contains certain forward-looking statements including the anticipated costs and benefits of restructuring actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•	Sara Lee’s relationship with its customers, such as (i) a significant change in Sara Lee’s business with any of its major customers, such as Wal-Mart, the corporation’s largest customer, including changes in the level of inventory these customers maintain; and (ii) credit and other business risks associated with customers operating in a highly competitive retail environment;

•	The consumer marketplace, such as (iii) significant competition, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iv) fluctuations in the availability and cost of raw materials, Sara Lee’s ability to increase product prices in response and the impact on Sara Lee’s profitability; (v) the impact of various food safety issues on sales and profitability of Sara Lee products; and (vi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

•	Sara Lee’s transformation plan, such as (vii) Sara Lee’s ability to complete planned business dispositions, and the timing and terms of such transactions; (viii) Sara Lee’s ability to obtain a favorable tax ruling, and any other required regulatory approvals, on the proposed spin-off of its Branded Apparel Americas/Asia business; (ix) Sara Lee’s ability to effectively integrate its remaining businesses into the contemplated new business structure, including Sara Lee’s ability to transition customers to different Bakery brands, transition to common information systems and processes and manage plant capacity and workforce reductions; (x) Sara Lee’s ability to generate the anticipated efficiencies and savings from the transformation plan; and (xi) the impact of the transformation plan on Sara Lee’s relationships with its employees, its major customers and vendors and Sara Lee’s cost of funds;

•	Sara Lee’s international operations, such as (xii) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the euro, given Sara Lee’s significant concentration of business in Western Europe; and (xiii) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers; and

•	Previous business decisions, such as (xiv) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows; (xv) credit ratings issued by the three major credit rating agencies and the impact these ratings have on Sara Lee’s cost to borrow funds; (xvi) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (xvii) the continued legality of tobacco products in the Netherlands, Germany and Belgium.

In addition, the corporation’s results also may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations in markets where the corporation competes. We have provided additional information in our Form 10-K for fiscal 2005, which readers are encouraged to review, concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 1, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the first quarter of fiscal 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 3, 2005 to August 6, 2005	1,468,000	$20.45	1,468,000	114,852,208
August 7, 2005 to September 3, 2005	6,666,525	19.73	6,666,525	108,185,683
September 4, 2005 to October 1, 2005(2)	20,942,408	19.10	20,942,408	87,243,275

Total	29,076,933	$19.31	29,076,933	87,243,275

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At October 1, 2005, 87.2 million shares remain under this program. There is no expiration date for the program.

(2)	During the first quarter of fiscal 2006, the corporation entered into an accelerated share repurchase program under which it repurchased 20.9 million shares of common stock for a preliminary purchase price of $400 million. The final purchase price will be based upon the average daily share price over a period of time that will not exceed 6 months. The final purchase price settlement will be made in shares of common stock.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Corporation’s 2005 Annual Meeting of Stockholders was held on October 27, 2005 in Houston, Texas (“Annual Meeting”).

(b)	(i) A total of 671,265,343 shares of the Corporation’s common stock (85.11% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting, in person or by proxy. The stockholders of the Corporation were requested to elect 11 directors, and all nominees were elected as indicated by the following voting tabulation:

Name of Nominee	For	Withheld
Brenda C. Barnes J.T. Battenberg III Charles W. Coker James S. Crown Willie D. Davis Laurette T. Koellner Cornelis J.A. van Lede Sir Ian Prosser Rozanne L. Ridgway Richard L. Thomas Jonathan P. Ward	646,613,494 655,777,434 647,261,548 656,034,722 625,241,808 659,371,445 496,861,224 659,089,249 638,715,714 646,387,024 655,862,692	24,651,849 15,487,909 24,003,795 15,230,622 46,023,536 11,893,899 174,404,120 12,176,095 32,549,630 24,878,319 15,402,651

(c) (i)	The stockholders were requested to ratify the appointment of PricewaterhouseCoopers LLP as the corporation’s independent auditors for fiscal year 2006. Of the total votes cast, 660,842,077 votes were cast for the proposal, 5,249,549 votes were cast against the proposal, and 5,175,716 votes abstained.

(ii)	The stockholders were requested to vote on the approval of the 2005 International Employee Stock Purchase Plan. Of the total votes cast, 483,045,552 votes were cast for the proposal, 30,363,532 votes were cast against the proposal, and there were 7,542,640 abstentions and 150,315,618 broker non-votes.

(iii)	The stockholders were requested to vote on a stockholder proposal requesting that the corporation commit to implement a code of conduct based on the principles outlined in the proposal. Of the total votes cast, 67,437,856 votes were cast for the proposal, 397,465,361 votes were cast against the proposal, and there were 56,034,508 abstentions and 150,329,617 broker non-votes.

(iv)	The stockholders were requested to vote on a stockholder proposal requesting that the corporation commit to seek stockholder approval for certain executive officer severance agreements. Of the total votes cast, 308,454,802 votes were cast for the proposal, 200,411,066 votes were cast against the proposal, and there were 12,062,215 abstentions and 150,339,259 broker non-votes.

(v)	The stockholders were requested to vote on a stockholder proposal requesting that the corporation redeem any current or future poison pill unless such poison pill is submitted to a stockholder vote. Of the total votes cast, 339,070,816 votes were cast for the proposal, 168,667,725 votes were cast against the proposal, and there were 13,187,542 abstentions and 150,341,259 broker non-votes.

ITEM 6 - EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Annual Incentive Plan Program for Fiscal Year 2006

10.2	Form of Restricted Cash Award Grant Notice and Agreement under Transformation Retention Program

10.3	Form of Restricted Stock Unit Grant Notice and Agreement under Transformation Retention Program

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION (Registrant)
By:	/s/ Wayne R. Szypulski
Wayne R. Szypulski
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: November 10, 2005