Form 10-Q
period 2005-12-31
LEE SARA CORP
filed 2006-02-09
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒                 Accelerated filer  ☐                 Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

On December 31, 2005, the Registrant had 760,144,149 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

PART I

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

The preparation of the Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Significant estimates in these Consolidated Financial Statements include allowances for doubtful accounts receivable, net realizable value of inventories, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the volatility, expected lives and forfeiture rates for stock compensation instruments granted to employees. Actual results could differ from these estimates.

The Consolidated Financial Statements for the thirteen and twenty-six weeks ended December 31, 2005 and January 1, 2005 and the balance sheets as of December 31, 2005 and July 2, 2005 included herein have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to make a fair statement of the financial position at December 31, 2005 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of July 2, 2005 and the Consolidated Statement of Common Stockholders’ Equity for the period July 3, 2004 to July 2, 2005 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the fiscal year ended July 2, 2005. The results of operations for the thirteen and twenty-six weeks ended December 31, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at December 31, 2005 and July 2, 2005

(In millions)

Unaudited

	December 31, 2005	July 2, 2005
ASSETS
Cash and equivalents	$1,955	$538
Trade accounts receivable, less allowances	1,746	1,798
Inventories:
Finished goods	1,518	1,621
Work in process	286	303
Materials and supplies	380	360

	2,184	2,284
Other current assets	482	336
Assets of discontinued operations held for sale	580	860

Total current assets	6,947	5,816
Other non-current assets	129	117
Deferred tax asset	391	303
Property, net	2,992	3,030
Trademarks and other identifiable intangibles, net	1,490	1,574
Goodwill	3,142	3,154
Assets of discontinued operations held for sale	52	429

	$15,143	$14,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$1,378	$239
Accounts payable	1,244	1,255
Accrued liabilities	2,817	2,507
Current maturities of long-term debt	599	381
Liabilities of discontinued operations held for sale	386	591

Total current liabilities	6,424	4,973
Long-term debt	3,736	4,114
Pension obligation	858	858
Other liabilities	1,373	1,354
Liabilities of discontinued operations held for sale	119	124
Minority interests in subsidiaries	68	62
Common stockholders’ equity	2,565	2,938

	$15,143	$14,423

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen and Twenty-six Weeks Ended December 31, 2005 and January 1, 2005

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net sales	$4,448	$4,512	$8,640	$8,763

Cost of sales	2,813	2,852	5,504	5,541
Selling, general and administrative expenses	1,281	1,270	2,534	2,488
Charges for (income from) exit activities and business dispositions	58	(10)	57	(16)
Contingent sale proceeds	—	—	(114)	(117)
Interest expense	76	71	150	137
Interest income	(19)	(25)	(40)	(51)

	4,209	4,158	8,091	7,982

Income from continuing operations before income taxes	239	354	549	781
Income taxes	46	45	111	128

Income from continuing operations	193	309	438	653

Discontinued operations
Net income (loss) from discontinued operations, net of tax	30	17	(148)	25
Gain on sale of discontinued operations, net of tax	215	—	215	—

Net income	$438	$326	$505	$678

Income from continuing operations per common share
Basic	$0.25	$0.39	$0.57	$0.83

Diluted	$0.25	$0.39	$0.56	$0.82

Net income per common share
Basic	$0.58	$0.41	$0.65	$0.86

Diluted	$0.57	$0.41	$0.65	$0.85

Average shares outstanding
Basic	761	788	771	790

Diluted	765	795	775	796

Cash dividends per common share	$0.1975	$0.1975	$0.3950	$0.3850

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period July 3, 2004 to December 31, 2005

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME (LOSS)
Balances at July 3, 2004	$2,985	$8	$104	$4,437	$(170)	$(1,394)
Net income	678	—	—	678	—	—	$678
Translation adjustments, net of tax	468	—	—	—	—	468	468
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(62)	—	—	—	—	(62)	(62)

Comprehensive income							$1,084

Cash dividends - Common ($0.385 per share)	(303)	—	—	(303)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	99	—	99	—	—	—
Restricted stock	22	—	22	—	—	—
Share repurchases and retirement	(239)	—	(101)	(138)	—	—
ESOP contributions and other	9	—	3	—	6	—

Balances at January 1, 2005	3,657	8	127	4,674	(164)	(988)
Net income	41	—	—	41	—	—	$41
Translation adjustments, net of tax	(406)	—	—	—	—	(406)	(406)
Minimum pension liability, net of tax	(70)	—	—	—	—	(70)	(70)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	62	—	—	—	—	62	62

Comprehensive income (loss)							$(373)

Cash dividends - Common ($0.395 per share)	(311)	—	—	(311)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	62	—	62	—	—	—
Restricted stock	35	—	35	—	—	—
Tax benefit related to stock-based compensation	10	—	—	—	10	—
Share repurchases and retirement	(157)	—	(157)	—	—	—
ESOP contributions and other	15	—	12	4	(1)	—

Balances at July 2, 2005	2,938	8	79	4,408	(155)	(1,402)
Net income	505	—	—	505	—	—	$505
Translation adjustments, net of tax	(61)	—	—	—	—	(61)	(61)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(15)	—	—	—	—	(15)	(15)

Comprehensive income							$429

Cash dividends-Common ($0.395 per share)	(305)	—	—	(305)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	21	—	21	—	—	—
Restricted stock	38	—	38	—	—	—
Share repurchases and retirement	(562)	—	(108)	(454)	—	—
ESOP contributions and other	6	—	—	—	6	—

Balances at December 31, 2005	$2,565	$8	$30	$4,154	$(149)	$(1,478)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Twenty-six Weeks Ended December 31, 2005 and January 1, 2005

(In millions)

Unaudited

	Twenty-six Weeks Ended
	December 31, 2005	January 1, 2005
OPERATING ACTIVITIES -
Net Income	$505	$678
Less: Cash received from contingent sale proceeds	(114)	(117)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	260	285
Amortization of intangibles	83	95
Impairment charges	224	—
Net gain on business dispositions	(349)	(10)
Decrease in deferred income taxes	(79)	(31)
Other	5	(17)
Changes in current assets and liabilities, net of businesses acquired and sold	313	(80)

Net cash from operating activities	848	803

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(234)	(201)
Acquisitions of businesses	(7)	—
Dispositions of businesses and investments	514	23
Cash received from contingent sale proceeds	114	117
Sales of assets	68	54

Net cash from (used in) investment activities	455	(7)

FINANCING ACTIVITIES -
Issuances of common stock	17	99
Purchases of common stock	(562)	(239)
Borrowings of long-term debt	9	336
Repayments of long-term debt	(189)	(945)
Short-term borrowings, net	1,130	47
Cash received from loans receivable	34	—
Payments of dividends	(308)	(152)

Net cash from (used in) financing activities	131	(854)

Effect of changes in foreign exchange rates on cash	(29)	276

Increase in cash and equivalents during the period	1,405	218
Cash and equivalents at beginning of year	538	642
Discontinued operations cash activity included above:
Add cash balance of discontinued operations at beginning of period	31	27
Less cash balance of discontinued operations at end of period	(19)	(48)

Cash and equivalents at end of quarter	$1,955	$839

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
Decrease (increase) in trade accounts receivable	$30	$(78)
Decrease in inventories	167	108
(Increase) decrease in other current assets	(59)	16
Decrease in accounts payable	(90)	(141)
Increase in accrued liabilities	265	15

Changes in current assets and liabilities, net of businesses acquired and sold	$313	$(80)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the thirteen and twenty-six week periods ended December 31, 2005, options to purchase 49.0 million and 45.3 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the thirteen and twenty-six week periods ended January 1, 2005, options to purchase 16.4 million and 19.7 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The average shares outstanding declined in the first six months of fiscal 2006 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. On August 1, 2005, the corporation’s Board of Directors authorized the repurchase of an additional 100 million shares of common stock. As a result of this action, the total number of shares authorized for repurchase increased to 116 million. At a $17 per share price, the additional authorization is equivalent to approximately $2 billion. During the first six months of fiscal 2006, the corporation repurchased 29.1 million shares of common stock for a purchase price of $562 million. Of this total, 20.9 million shares were purchased for $400 million under an accelerated share repurchase program where the final purchase price will be based upon the average daily share price over a period of time that will not exceed 6 months. The accelerated share repurchase program concluded on February 3, 2006 and the final purchase price settlement resulted in approximately 1.0 million additional shares of common stock being delivered to the corporation. During the accelerated share repurchase period, the corporation’s purchase of additional shares of its common stock was subject to conditions imposed by the counterparty to the transaction. At December 31, 2005, the corporation had approximately 87.2 million shares remaining on its existing share authorization. The corporation has repurchased shares with a value of $562 million in the first six months of fiscal 2006 and intends to repurchase additional shares with a value of up to $450 million in either the fourth quarter of fiscal 2006 or early in fiscal 2007. The repurchase will likely occur after the spin-off of Branded Apparel Americas / Asia, however, the timing and amount of future share repurchases may also be influenced by market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and diluted for the thirteen and twenty-six weeks ended December 31, 2005 and January 1, 2005:

Computation of Net Income per Common Share

(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Income from continuing operations	$193	$309	$438	$653
Net income from discontinued operations	245	17	67	25

Net income	$438	$326	$505	$678

Average shares outstanding – basic	761	788	771	790
Dilutive effect of stock option and award plans	4	7	4	6

Diluted shares outstanding	765	795	775	796

Income from continuing operations per share
Basic	$0.25	$0.39	$0.57	$0.83

Diluted	$0.25	$0.39	$0.56	$0.82

Income from discontinued operations per common share
Basic	$0.32	$0.02	$0.09	$0.03

Diluted	$0.32	$0.02	$0.09	$0.03

Net income per common share
Basic	$0.58	$0.41	$0.65	$0.86

Diluted	$0.57	$0.41	$0.65	$0.85

2.	Segment Information

Effective in the first quarter of fiscal 2006, the corporation reorganized its business operations around distinct consumers, customers and geographic markets in order to build functional excellence, increase strategic focus and simplify the organization. As a result of these changes, the corporation reorganized its business operations and reported under a segment structure that included seven business segments. As part of this structure, at the end of the first quarter of fiscal 2006, the corporation’s European Meats business was reported as part of the International Beverage segment and the corporation was evaluating the disposal of this business under the corporation’s transformation plan. At the end of the second quarter of fiscal 2006, the corporation is continuing to evaluate its options relative to the European Meats business and it remains classified as held for use and reported in continuing operations. The corporation reorganized its business operations during the second quarter of fiscal 2006, and reported the European Meats business as a separate business segment. Historical results have been restated to present the business segments on a comparable basis. The following is a general description of the corporation’s eight business segments.

•	North American Retail Meats – sells a variety of packaged meat products to retail customers in North America.

•	North American Retail Bakery – sells a variety of bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	Foodservice – sells a variety of meats, bakery, and beverage products to foodservice customers in the U.S.

•	International Beverage – sells coffee and tea products to retail and foodservice customers in major markets around the world, including Europe, Australia and Brazil.

•	European Meats – sells a variety of packaged and processed meats, cooked and dry hams and sausage to retail customers in Europe.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides.

•	Branded Apparel – sources, manufactures and markets basic branded apparel products under the categories of innerwear, outerwear and sheer hosiery in the Americas and Asia.

The following is a summary of sales and operating segment income by business segment for the thirteen and twenty-six weeks ended December 31, 2005 and January 1, 2005.

	Thirteen Weeks Ended
	Net Sales		Income From Continuing Operations Before Income Taxes
(In millions)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
North American Retail Meats	$672	$650	$50	$49
North American Retail Bakery	463	449	(17)	(11)
Foodservice	609	580	56	62
International Beverage	598	592	64	111
European Meats	285	311	21	31
International Bakery	190	200	21	20
Household and Body Care	451	491	36	82
Branded Apparel	1,182	1,241	169	154

Total business segments	4,450	4,514	400	498
Intersegment sales	(2)	(2)	—	—

Total net sales and operating segment income, respectively	4,448	4,512	400	498
Amortization of intangibles	—	—	(24)	(24)
General corporate expenses	—	—	(80)	(74)

Total net sales and operating income, respectively	4,448	4,512	296	400
Net interest expense	—	—	(57)	(46)

Net sales and income from continuing operations before income taxes, respectively	$4,448	$4,512	$239	$354

	Twenty-six Weeks Ended
	Net Sales		Income From Continuing Operations Before Income Taxes
(In millions)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
North American Retail Meats	$1,287	$1,246	$67	$73
North American Retail Bakery	923	920	(21)	(2)
Foodservice	1,145	1,118	72	105
International Beverage	1,123	1,096	126	210
European Meats	569	588	51	64
International Bakery	382	387	33	41
Household and Body Care	897	953	115	149
Branded Apparel	2,319	2,459	291	300

Total business segments	8,645	8,767	734	940
Intersegment sales	(5)	(4)	—	—

Total net sales and operating segment income, respectively	8,640	8,763	734	940
Amortization of intangibles	—	—	(48)	(54)
General corporate expenses	—	—	(141)	(136)
Contingent sale proceeds	—	—	114	117

Total net sales and operating income, respectively	8,640	8,763	659	867
Net interest expense	—	—	(110)	(86)

Net sales and income from continuing operations before income taxes, respectively	$8,640	$8,763	$549	$781

The following table summarizes the assets utilized in the corporation’s business segments as of December 31, 2005 and July 2, 2005.

	December 31, 2005	July, 2 2005
Assets
North American Retail Meats	$1,114	$1,187
North American Retail Bakery	1,351	1,448
Foodservice	1,679	1,647
International Beverage	2,047	1,414
European Meats	762	798
International Bakery	1,378	1,126
Household and Body Care	2,163	1,695
Branded Apparel	3,591	4,003

	14,085	13,318
Discontinued operations	632	1,289
Other[1]	426	(184)

Total assets	$15,143	$14,423

[1]	Principally cash and equivalents, certain fixed assets, deferred tax assets and certain other noncurrent assets.

3.	Discontinued Operations

As part of the corporation’s transformation plan, steps were taken to dispose of several businesses. At the end of the second quarter of fiscal 2006, five businesses were reported as discontinued operations in the current and prior periods. The comparative financial results of the discontinued operations were as follows:

	Fiscal 2006
	Direct Selling	U.S. Retail Coffee	Branded Apparel Europe	U.K. Apparel	European Nuts & Snacks	Total
Second Quarter
Net Sales	$90	$60	$266	$136	$15	$567
Pretax Income (Loss)	9	—	(10)	(3)	2	(2)
Income (Loss)	53	(1)	(20)	(4)	2	30
Six Months
Net Sales	$202	$122	$547	$248	$29	$1,148
Pretax Income (Loss)	13	(45)	(192)	(8)	4	(228)
Income (Loss)	54	(40)	(156)	(8)	2	(148)

	Fiscal 2005
	Direct Selling	U.S. Retail Coffee	Branded Apparel Europe	U.K. Apparel	European Nuts & Snacks	Total
Second Quarter
Net Sales	$126	$56	$318	$171	$17	$688
Pretax Income (Loss)	17	1	(6)	11	3	26
Income (Loss)	12	1	(8)	11	1	17

Six Months
Net Sales	$231	$105	$615	$314	$32	$1,297
Pretax Income (Loss)	25	1	(1)	11	5	41
Income (Loss)	17	1	(7)	11	3	25

The amounts in the table above include the results of the discontinued operations and any impairment charges that have been recognized in these discontinued operations. Gains and losses on the disposal of discontinued operations are excluded from the table above and are discussed below.

In December 2005, the corporation closed on the sale of the Direct Selling business and the U.S. Retail Coffee business. In addition, the corporation closed on the sale of a Turkish sewing business that was part of the Branded Apparel Europe business. The disposal of these three operations resulted in a pretax and after tax gain of $318 million and $215 million, respectively. Virtually all of this gain is related to the sale of the Direct Selling business. The following is a description of each of these businesses, including a discussion of significant items impacting the results.

Businesses Sold in Second Quarter

Direct Selling – On August 10, 2005, the corporation announced that it had entered into a definitive agreement to sell this business, and in December 2005, the corporation completed the sale of substantially all of the operations to Tupperware and received the following consideration:

•	$370 million which consists of $413 million of cash received less $43 million of cash which was included in the net assets transferred to the buyer.

•	The liabilities transferred to the buyer included a $34 million obligation to a retained foreign subsidiary of the corporation. Subsequent to the closing, the buyer remitted cash to the corporation to settle this obligation. The payment of this obligation is reflected in the financing activities section of the Consolidated Statement of Cash Flows.

•	Subsequent to the closing, the buyer paid $93 million to settle certain tax obligations of Sara Lee that were directly related to the sale transaction.

The corporation recognized a pretax and after tax gain on the sale of Direct Selling of $314 million and $213 million, respectively.

The definitive sales agreement provides for the sale of the Direct Selling business in the Philippines, however, transfer of legal title to these assets is awaiting the receipt of local government approval. The selling price of this component of the business has been placed in escrow pending the receipt of these approvals. Upon receipt of the $38 million of escrowed funds and transfer of title to the assets, the corporation expects to recognize a pretax and after tax gain of $28 million and $19 million, respectively.

The sales agreement provides for working capital and other customary post closing adjustments relating to the assets transferred. The final resolution of these items may impact the gain recognized. Under the terms of the sales agreement, the corporation has no significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

In fiscal 2006, the Direct Selling business reported pretax profits of $13 million and after tax profits of $54 million from the beginning of the fiscal year through the date of sale. A $50 million tax benefit was recognized in the second quarter of fiscal 2006 as the corporation was able to credit amounts previously accrued through operations against taxes recognized upon the sale.

The Direct Selling business had previously been reported within the Household and Body Care segment.

U.S. Retail Coffee – On October 26, 2005, the corporation announced that it had entered into an agreement to sell its U.S. Retail Coffee business and in December 2005 the transaction closed. The corporation received $82.5 million of cash at closing and recognized a pretax and after tax gain of $5 million and $3 million, respectively, in the second quarter.

The sales agreement provides for working capital and other customary post closing adjustments relating to the assets transferred. The final resolution of these items may impact the gain recognized. In addition, the agreement provides for a future payment of up to $2.5 million if the business generates a defined level of profits in the first year after the disposal. Any amounts received will be recognized in income when they are received.

The assets of the U.S. Retail Coffee business were part of a larger reporting unit that also provided coffee products to the foodservice channel. In the first quarter of fiscal 2006, the U.S. Retail Coffee asset group was classified as held for sale and $29 million of the goodwill of the larger reporting unit was allocated to this asset group. Also in the first quarter of fiscal 2006, the corporation reported a pretax charge of $44 million to recognize the impairment of $29 million of goodwill allocated to the asset group and $15 million of other long-lived assets. The after tax impact of the impairment charge was $39 million and is the primary reason for the loss recognized by the discontinued operation through the date of sale.

Under the terms of the sales agreement, the corporation has no significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

Prior to the change in the corporation’s reportable segments, the U.S. Retail Coffee business had been reported as part of the Beverage segment.

Carrying Value of Assets Sold – The carrying value of the major classes of assets sold were as follows:

	Carrying Value of Assets and Liabilities Sold
	Direct Selling	U.S. Retail Coffee	Total
Current Assets	$161	$46	$207
Property	36	17	53
Intangibles	96	35	131
Other Noncurrent Assets	13	—	13

Total Assets	306	98	404

Current Liabilities	102	24	126
Noncurrent Liabilities	37	—	37

Total Liabilities	139	24	163

Net Assets Sold	$167	$74	$241

Businesses Sold Subsequent to the Second Quarter

European Branded Apparel Business – In the first quarter of fiscal 2006, the corporation announced that it had entered into an agreement to sell its European Branded Apparel business and also began reporting the business as a discontinued operation. Based upon the offer received to purchase this business, the corporation recognized an impairment charge of $179 million pretax and $132 million after tax in the first quarter of fiscal 2006. The loss recognized by this discontinued operation in the first six months of fiscal

2006 was primarily due to this impairment charge. The carrying value of the net assets held for sale is approximately $82 million.

On February 3, 2006, the corporation closed on the sale of this business and received cash proceeds of $120 million using foreign exchange rates on the date of the transaction. The corporation expects to recognize a gain on this transaction in the third quarter of fiscal 2006 and will have no continuing involvement in the business subsequent to the closing date.

Under the terms of the transaction, the corporation will receive additional cash proceeds if the buyer receives cash distributions as a result of certain events such as the sale of the business, the payment of dividends, or redemptions of capital or loans. Distributions of available cash from the sold business will be made in the following order:

•	The buyer will first receive any amounts owed as a result of working capital and other purchase price adjustments.

•	After the purchase price adjustments are satisfied, the corporation will receive 49% of the next $204 million of cash distributions.

•	If additional cash is distributed, the corporation may receive between 15% and 25% of these amounts.

If any amounts are received, they will be recognized in income when the cash is received. The corporation does not expect any material direct cash inflows or outflows with the sold entity.

The corporation retained certain under funded pension obligations when this business was sold and expects to contribute $85 million prior to the end of the current fiscal year to fully fund the retained obligations. It is anticipated that the trustees of these plans will use a substantial portion of the proceeds to purchase annuities for plan participants at a future date, and that this action will likely result in the recognition of a settlement loss. The exact timing of the settlement of these obligations has not been determined.

The European Apparel business was previously included in the corporation’s Branded Apparel segment.

Other Businesses Held for Sale

United Kingdom (U.K.) Apparel – The corporation’s apparel operations in the U.K. primarily consist of the design, manufacture and sale of private label apparel products. This business was reported as a discontinued operation in the second quarter of fiscal 2006 and based upon ongoing negotiations with prospective buyers, an impairment charge of $1 million was recognized in the quarter. The carrying value of the net assets held for sale are less than $10 million.

The corporation’s planned sale of its apparel operations in the U.K. will result in the corporation retaining the pension obligations associated with the businesses to be sold. The projected benefit obligation of these plans, using a 5.3% discount rate, exceeded plan assets by $483 million at the close of fiscal 2005. The fiscal 2006 net periodic benefit cost of these plans was $52 million and these costs are recognized in selling, general and administrative expenses of the corporation’s continuing operations. The corporation is currently in discussions with the trustees of all of its U.K. plans and representatives of the government agency responsible for the oversight of pension plans regarding the full funding of these plans over the next ten years. The exact amount of the annual contributions will depend upon the outcome of these discussions.

The corporation does not expect to have any significant continuing involvement in the U.K. Apparel business after it is sold and does not expect to have any material direct cash inflows or outflows with the sold entity.

The operations of this business were previously included in the Branded Apparel segment.

European Nuts and Snacks – During the second quarter of fiscal 2006, the corporation entered into a definitive agreement to sell its European Nuts and Snacks business for 130 million euro which is equivalent to $154 million at the end of the second quarter of fiscal 2006. The sale transaction is subject to regulatory and other government approvals before the transaction can be completed. The carrying value of the net assets held for sale is approximately $30 million and the corporation expects to recognize a gain when this transaction closes. The closing date is expected to take place prior to the end of the current fiscal year.

The corporation does not expect to have any significant continuing involvement in this business after it is sold and does not expect to have any material direct cash inflows or outflows with the sold entity. The operations of this business were previously included in the International Food and Beverage segment.

The following is a summary of the net assets held for sale as of December 31, 2005. These amounts include the net assets of the Branded Apparel Europe business, the U.K. Apparel business, the European Nuts and Snacks business, as well as the net assets of the Direct Selling business in the Philippines. The summary below also includes certain assets that are held for sale and do not qualify as discontinued operations. The change in the net assets held for sale between July 2, 2005 and December 31, 2005 is primarily the result of the assets disposed of in completed sale transactions and impairments recognized in the first quarter of fiscal 2006.

	December 31, 2005	July 2, 2005
Cash and short-term investments	$19	$31
Trade accounts receivable	229	285
Inventories	275	474
Other current assets	57	70

Total current assets held for sale	580	860

Property	25	149
Trademarks and other intangibles	1	147
Goodwill	19	108
Other assets	7	25

Assets of discontinued operations held for sale	$632	$1,289

Notes payable	$20	$27
Accounts payable	146	239
Accrued expenses	220	325

Total current liabilities held for sale	386	591

Other liabilities	119	124

Liabilities of discontinued operations held for sale	$505	$715

4.	Exit Activities and Business Dispositions

The reported results for the second quarter and first six months of fiscal years 2006 and 2005 reflect amounts recognized for exit and disposal actions. Reported amounts also include the impact of certain activities that were completed for amounts more favorable than previously estimated. The following is a summary of the expense (income) associated with these actions. These amounts are recognized in the “Charges for (income from) exit activities and business dispositions” line of the Consolidated Statements of Income.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Exit and disposal programs:
Fiscal 2006 restructuring actions	$46	$—	$71	$—
Other restructuring actions	—	(2)	—	(4)

Total exit costs (income)	46	(2)	71	(4)
Business dispositions	12	(8)	(14)	(12)

Impact on income from continuing operations before income taxes	$58	$(10)	$57	$(16)

The impact of these actions on the corporation’s business segments and general corporate expenses is summarized as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
North American Retail Meats	$6	$(5)	$10	$(5)
North American Retail Bakery	1	(1)	2	(1)
Foodservice	—	—	—	—
International Beverage	29	—	45	—
European Meats	3	—	3	—
International Bakery	—	—	5	—
Household and Body Care	6	(14)	(20)	(14)
Branded Apparel	—	(2)	—	(8)

Decrease (increase) in operating segment income	45	(22)	45	(28)
Increase in general corporate expenses	13	12	12	12

Total	$58	$(10)	$57	$(16)

The following provides a detailed description of the exit activities and business disposition actions impacting the reported results for the second quarter and first six months of fiscal years 2006 and 2005.

Fiscal 2006

The reported results for the second quarter and first six months of fiscal 2006 reflect amounts recognized for exit activities and disposal actions that decreased income from continuing operations before income taxes by $58 million and $57 million, respectively. During the second quarter and first six months, the corporation approved a series of actions to exit certain business activities and lower its cost structure. Each of these actions is to be completed within a 12-month period after being approved. Offsetting these charges, in part, were gains realized on the disposal of certain assets. The components of the net charges recognized in the second quarter and first six months of fiscal 2006 were as follows:

•	The corporation’s management approved a series of actions to terminate employees and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee groups. Actions to terminate 566 employees at a cost of $41 million were approved in the second quarter. For the first six months of fiscal 2006, actions to terminate 1,012 employees at a cost of $69 million were approved. The specific location of these employees and the status of the terminations are summarized in a table contained in this note.

•	During the second quarter and first six months of fiscal 2006, the corporation recognized a $5 million charge for the exit of two leased facilities in connection with the transformation efforts of the corporation. These costs consist of noncancelable lease and other contractual obligations.

•	Partially offsetting the charges noted above is a $3 million credit recognized in the first six months of fiscal 2006. This credit relates to the sale of a corporate aircraft for an amount more favorable than originally estimated.

•	During fiscal 2006, the corporation completed the disposal of certain trademarks and other assets and incurred costs associated with the preparation of certain businesses for disposal. The net effect of these actions was a net charge of $12 million for the second quarter and a net gain of $14 million for the first six months of fiscal 2006. The most significant of these transactions is a $28 million gain realized on the sale of certain trademarks and inventory related to a line of skin care and sunscreen products. In addition, another $4 million gain was realized on the disposal of an investment in a foreign branded apparel business. Offsetting these gains is $18 million of professional fees incurred in connection with preparing certain businesses for disposition. The total cash proceeds from the investment and asset dispositions were $62 million.

The following table summarizes the charges recognized for exit activities approved during fiscal 2006, excluding business dispositions, and the related status as of December 31, 2005. Any accrued liabilities remaining in the Condensed Consolidated Balance Sheet represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Exit Costs Recognized	Non-Cash Credits and (Charges)	Cash Payments	Accrued Exit Costs as of Dec. 31, 2005
Employee termination and other benefits	$69	$—	$(9)	$60
Noncancelable lease and other contractual obligations	5	—	(1)	4
Disposal of assets	(3)	3	—	—

	$71	$3	$(10)	$64

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Food- service	International Beverage	European Meats	International Bakery	Household and Body Care	Branded Apparel	Corporate	Total
United States	94	65	8	—	—	—	1	—	11	179
Europe	—	—	—	452	50	174	48	—	—	724
Australia	—	—	—	16	—	17	76	—	—	109

	94	65	8	468	50	191	125	—	11	1,012

As of December 31, 2005:
Actions completed	59	42	6	344	3	8	38	—	5	505
Actions remaining	35	23	2	124	47	183	87	—	6	507

	94	65	8	468	50	191	125	—	11	1,012

Fiscal 2005

The reported results for the second quarter and first six months of fiscal 2005 reflected amounts recognized for exit activities and disposal actions that increased income from continuing operations before income taxes by $10 million and $16 million, respectively. During the second quarter and first six months, the corporation approved actions to exit certain business activities and lower its cost structure. In addition, certain exit activities were completed for amounts that were less than previously anticipated. The components of the net credits recognized in the second quarter and first six months of fiscal 2005 were as follows:

•	During the first six months of fiscal 2005, the corporation completed certain previously approved exit activities for amounts that were less than originally anticipated. The completion of these actions resulted in the recognition of income in the second quarter and first six months of fiscal 2005 of $2 million and $4 million, respectively.

•	During the second quarter of fiscal 2005, the corporation recognized a $20 million gain from the sale of inventory and trademarks related to certain product lines and other previously completed business dispositions. This amount consisted of a $14 million gain related to the disposal of an ethnic skin care products line primarily sold in the U.S., a $4 million gain recognized as a result of the disposal of a line of meat products sold in the southern portion of the U.S., and $2 million of credits related to certain previously completed business dispositions. Offsetting these amounts was $12 million of professional service fees resulting from a strategic evaluation of certain businesses. During the first six months of fiscal 2006, an additional credit of $4 million was recognized resulting from the completion of certain previously approved business disposition activities.

Status of Restructuring Reserves

Fiscal 2005 Exit Activities

During fiscal 2005, the corporation approved a series of actions to exit certain defined business activities and lower its cost structure. Each of these actions was to be completed within a 12-month period after being approved. The net impact was to reduce income from continuing operations before income taxes by $131 million. The components of this charge are as follows:

•	$123 million of the charge was for the cost associated with terminating 1,882 employees and providing them with severance benefits in accordance with benefits plans previously communicated to the affected employee groups. Certain changes have been made to the originally targeted headcount due to voluntary departures and other plan changes. Adjustments have been made to reflect the actual cost of these terminations and are reflected in the net charge. The specific location of the employees and the status of the terminations is summarized in a table contained in this note.

•	$8 million of the net charge was for the cost of certain noncancelable lease and other contractual obligations. The lease costs related to the exit of 11 retail stores for the Branded Apparel segment. The other contractual obligations related to the exit of a German distribution agreement for the International Beverage business. The retail spaces had been exited by the end of fiscal 2005 and there are no remaining obligations owed to third parties.

The following table summarizes the charges taken for the exit activities approved during fiscal 2005 and the related status as of December 31, 2005. Any accrued liabilities remaining in the Condensed Consolidated Balance Sheet represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Exit Costs Recognized	Cash Payments	Accrued Exit Costs as of Dec. 31, 2005
Employee termination and other benefits	$123	$(28)	$95
Noncancelable lease and other contractual obligations	8	(3)	5

	$131	$(31)	$100

The following table summarizes the employee terminations by location and business segment.

Number of Employees	North American Retail Meats	North American Retail Bakery	Food- service	International Beverage	European Meats	International Bakery	Household and Body Care	Branded Apparel	Corporate	Total
United States	24	152	241	—	—	—	—	716	10	1,143
Canada	—	—	—	—	—	—	—	216	—	216
Mexico	—	—	—	—	—	—	—	139	—	139
Europe	—	—	—	122	—	60	139	—	1	322
Australia	—	—	—	—	—	—	62	—	—	62

	24	152	241	122	—	60	201	1,071	11	1,882

As of December 31, 2005:
Actions Completed	23	110	124	62	—	42	14	692	11	1,078
Actions Remaining	1	42	117	60	—	18	187	379	—	804

	24	152	241	122	—	60	201	1,071	11	1,882

Other Restructuring Actions

In prior periods, the corporation had approved various actions to exit certain defined business activities and lower its cost structure. As of the end of the second quarter of fiscal 2006, these actions had been completed. The accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these actions total $16 million and represent various severance and noncancelable lease obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

5.	Pensions

The components of the net periodic pension cost and the postretirement medical cost related to continuing operations for the second quarter and first six months of fiscal 2006 and 2005 are as follows:

	Thirteen Weeks Ended December 31, 2005		Thirteen Weeks Ended January 1, 2005
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$35	$3	$36	$4
Interest cost	69	5	68	6
Expected return on plan assets	(65)	—	(61)	—
Amortization of
Transition (asset) obligation	—	—	—	—
Prior service cost	—	(5)	1	(4)
Net actuarial loss	21	—	21	—

Net periodic benefit cost	$60	$3	$65	$6

Curtailment gain	$—	$—	$—	$10

	Twenty-six Weeks Ended December 31, 2005		Twenty-six Weeks Ended January 1, 2005
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$70	$6	$71	$8
Interest cost	138	10	134	12
Expected return on plan assets	(131)	—	(121)	—
Amortization of
Transition (asset) obligation	—	(1)	—	(1)
Prior service cost	1	(9)	2	(8)
Net actuarial loss	42	1	42	1

Net periodic benefit cost	$120	$7	$128	$12

Curtailment gain	$—	$—	$—	$26

As indicated in the above table, the net periodic benefit cost of the corporation’s defined benefit pension plans was lower in the second quarter and first half of fiscal 2006 than in the comparable periods of fiscal 2005, primarily as a result of the expected return on plan assets increasing by a greater amount than the interest on plan obligations increased.

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

In the first six months of fiscal 2006, the corporation contributed $52 million in cash to its defined benefit pension plans. At the present time, the corporation expects to contribute $324 million of cash to its pension plans in fiscal 2006.

•	Approximately $3 million of the full year funding is related to pension plans which have been transferred to the buyers of certain businesses as a result of transactions completed in fiscal 2006.

•	Included in the current year estimate is the anticipated payment of $85 million to fully fund certain pension obligations associated with the Branded Apparel Europe business. These obligations were retained when the business was sold on February 3, 2006. It is anticipated that the trustees of these plans will use a substantial portion of the proceeds to purchase annuities for plan participants at a future date, and that this action will likely result in the recognition of a settlement loss. The exact timing of the settlement of these obligations has not been determined.

•	The corporation’s planned sale of its apparel operations in the U.K. will result in the corporation retaining the pension obligations associated with the businesses to be sold. The projected benefit obligation of these plans, using a 5.3% discount rate, exceeded plan assets by $483 million at the close of fiscal 2005. The fiscal 2006 net periodic benefit cost of these plans was $52 million and these costs are recognized in selling, general and administrative expenses of the corporation’s continuing operations. The corporation is currently in discussions with the trustees of all of its U.K. plans and representatives of the government agency responsible for the oversight of pension plans regarding the full funding of the U.K. plans over the next ten years. The exact amount of the annual contributions will depend upon the outcome of these discussions. The estimated 2006 cash contributions reflect the corporation’s best estimate of the funding that will result from these ongoing discussions.

The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates. In addition, the corporation has announced its intent to dispose of certain businesses and the terms of those transactions may impact the timing and amount of future contributions to these plans. As a result, the actual funding in fiscal 2006 may differ from the current estimate.

6.	Impairment Review and Goodwill

The corporation tests goodwill and intangible assets not subject to amortization for impairment in the second quarter of each fiscal year. As a result of the annual review, the corporation:

•	Recognized a $1 million charge to write off goodwill related to an International Beverage business. The remaining change in the goodwill balance between July 2, 2005, and December 31, 2005, is due to changes in foreign currency exchange rates.

•	Concluded that an apparel trademark with a carrying value of $79 million no longer had an indefinite life and it would be amortized in future periods.

At the end of the second quarter of fiscal 2006, $1,281 million of the corporation’s total intangible assets of $1,490 million were subject to amortization. After reclassifying these intangible assets to the finite lived category, the annual amortization expense is expected to be approximately $160 million.

7.	Contingent Sale

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the fiscal 2006 and fiscal 2005 payments each passed in the first quarter, respectively, of each fiscal year and the corporation received the annual payments. The fiscal 2006 annual payment was equivalent to $114 million, and the fiscal 2005 annual payment was equivalent to $117 million based upon the respective exchange rates on the dates of receipt. Each of these amounts was recognized in the corporation’s earnings when received and each of the payments increased diluted earnings per share by $0.15 when they were recognized.

8.	Acquisitions

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

9.	Stock Based Compensation

On July 3, 2005, the corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (FAS No. 123(R)) using the modified prospective method. FAS No. 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting FAS No. 123(R), the corporation will recognize compensation cost for all share-based payments granted after July 3, 2005, plus any awards granted to employees prior to July 3, 2005 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. The impact of adopting FAS No. 123(R) did not have a significant impact on income from continuing operations, income before income taxes, net income, cash flow from operations, or earnings per share during the period. Financial statement disclosures relating to the corporation’s various stock option, employee stock purchase and stock award plans under FAS 123(R) can be found in the corporation’s first quarter 10-Q, which was filed with the Securities and Exchange Commission, for the period ended October 1, 2005.

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

During the thirteen and twenty-six weeks ended January 1, 2005, had the cost of employee services received in exchange for equity instruments been recognized based on the grant date fair value of those instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” the corporation’s net income and earnings per share would have been impacted as shown in the following table.

(In millions)	Thirteen Weeks Ended January 1, 2005	Twenty-six Weeks Ended January 1, 2005
Reported net income	$326	$678
Plus – Stock-based employee compensation included in reported net income, net of related tax effects	8	16
Less – Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(13)	(25)

Pro forma net income	$321	$669

Earnings per share:
Basic – as reported	$0.41	$0.86

Basic – pro forma	$0.41	$0.85

Diluted – as reported	$0.41	$0.85

Diluted – pro forma	$0.40	$0.84

10.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 3, 2004	$(793)	$(14)	$(587)	$(1,394)
Other comprehensive income (loss) activity	468	(62)	—	406

Balance at January 1, 2005	(325)	(76)	(587)	(988)

Other comprehensive income (loss) activity	(406)	62	(70)	(414)

Balance at July 2, 2005	(731)	(14)	(657)	(1,402)

Other comprehensive income (loss) activity	(61)	(15)	—	(76)

Balance at December 31, 2005	$(792)	$(29)	$(657)	$(1,478)

Comprehensive income in second quarters of fiscal 2006 and 2005 was $401 million and $657 million, respectively. Comprehensive income in the first six months of fiscal 2006 and 2005 was $429 million and $1,084 million, respectively.

11.	Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s 2005 annual report on Form 10-K which is filed with the Securities and Exchange Commission. As of July 2, 2005, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $14 million. During the six months ended December 31, 2005, $16 million of accumulated net derivative gains were deferred into Accumulated Other Comprehensive Income and $31 million of accumulated net derivative gains were released from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at December 31, 2005 of an accumulated loss of $29 million. At December 31, 2005, the maximum maturity date of any cash flow hedge was approximately 1 1/2 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months, net gains from Accumulated Other Comprehensive Income of approximately $7 million, at the time the underlying hedged transaction is realized.

During the first six months of fiscal 2006, the corporation recognized a gain of $3 million for certain amounts that were excluded from the assessment of effectiveness. Other disclosures related to hedge ineffectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur, have been omitted due to the insignificance of these amounts. During the six months ended December 31, 2005, a net gain of $29 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

12.	Issued But Not Yet Effective Accounting Standards

Accounting Changes and Error Corrections

The FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (Statement No. 154), which requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impractical. Statement No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Statement No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” The corporation will adopt the provisions of Statement No. 154, effective in fiscal 2007. Management currently believes that adoption of the provisions of Statement No. 154 will not have a significant impact on the corporation’s consolidated financial statements.

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

13.	Subsequent Events

In January 2006, the corporation entered into a definitive agreement to acquire Butter-Krust Baking, a Northeastern United States based fresh bread and baking company, for approximately $72 million. The transaction is subject to regulatory approval and other customary closing conditions.

On February 3, 2006, the corporation completed the sale of its European Branded Apparel business that has been reported as a discontinued operation and received cash proceeds of $120 million. This transaction will be reported in the corporation’s third quarter of fiscal 2006.

Item II

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the second quarter and first six months of fiscal 2006 compared with the second quarter and first six months of fiscal 2005 and a discussion of the changes in financial condition and liquidity during the first six months of fiscal 2006. The following is an outline of the analyses included herein:

•	Overview

•	Second Quarter of Fiscal 2006

•	First Six Months of Fiscal 2006

•	Cash Flow

•	Description of the Business Segments

•	Transformation Plan

•	Consolidated Results – Second Quarter of Fiscal 2006 Compared with Second Quarter of Fiscal 2005

•	Operating Results by Business Segment – Second Quarter of Fiscal 2006 Compared with Second Quarter of Fiscal 2005

•	Consolidated Results – First Six Months of Fiscal 2006 Compared with First Six Months of Fiscal 2005

•	Operating Results by Business Segment – First Six Months of Fiscal 2006 Compared with First Six Months of Fiscal 2005

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Overview

Second Quarter of Fiscal 2006

Continuing Operations – During the second quarter of fiscal 2006, net sales decreased by $64 million, or 1.4%, over the second quarter of fiscal 2005, to $4,448 million. Changes in foreign currencies, particularly in the European euro and the British pound, decreased reported net sales by $93 million, or 2.1%. Net sales were impacted by acquisitions and dispositions in the first quarters of both fiscal 2006 and 2005 and these reduced net sales by $36 million, or 0.8%. The remaining net sales increase was $65 million, or 1.5%, as sales increases in the North American Retail Meats, North American Retail Bakery, Foodservice, International Beverage and International Bakery segments were partially offset by declines in the European Meats, Household and Body Care and Branded Apparel segments.

Operating income for the corporation in the second quarter of fiscal 2006 declined by $104 million, or 26.3%, and was composed of the following:

•	The corporation’s gross profit declined by $25 million, primarily as a result of the $64 million decline in sales and a slight decline in the gross profit margin.

•

SG&A expenses in the second quarter of fiscal 2006 increased by $11 million over the comparable period of the prior year. As a percent of sales, SG&A expenses increased from 28.2% in the second quarter of fiscal 2005 to 28.8% in the second quarter of fiscal 2006. The impact of the ongoing transformation expenses and other cost increases more than offset savings from the transformation plan and lower advertising and promotion costs.

•	In the second quarter of fiscal 2006, the corporation recognized a $58 million charge for exit activities and business dispositions, while in the second quarter of fiscal 2005, the corporation recognized $10 million of income.

Pretax income from continuing operations declined $115 million or 32.8% as result of the $104 million decline in operating income and an $11 million increase in interest expense. The effective tax rate on continuing operations was 19.2% in the second quarter of fiscal 2006 as compared to 12.7% in the comparable period of the prior year. The lower effective tax rate in fiscal 2005 was primarily attributable to a reduction in the statutory tax rate in the Netherlands that reduced deferred tax obligations in that jurisdiction. As a result of these factors, income from continuing operations declined by $116 million or 37.8%.

Discontinued Operations - The corporation has reported its Direct Selling, U.S. Retail Coffee, European Branded Apparel, U.K. Apparel and European Nuts and Snacks businesses as discontinued operations and several operations were sold in the second quarter.

•	The operating results of the discontinued businesses are presented in Note 3 to the Consolidated Financial Statements. In the second quarter of fiscal 2006, these businesses reported income of $30 million as compared to $17 million of income in the comparable period of the prior year. This increase was primarily due to a $50 million tax benefit attributable to the Direct Selling business, as the corporation was able to credit taxes previously recognized in the operation of this business against taxes paid upon the sale.

•	During the second quarter of fiscal 2006, the corporation sold its Direct Selling and U.S. Retail Coffee operations and also disposed of certain Turkish manufacturing assets of its European Branded Apparel business. As a result of these transactions, the corporation recognized pretax and after tax gains of $318 million and $215 million, respectively.

Net income in the second quarter of fiscal 2006 increased by $112 million, or 34.4%, and diluted EPS increased $0.16, or 39%, as a $228 million increase in income from discontinued operations offset a $116 million decline in income from continuing operations.

First Six Months of Fiscal 2006

Continuing Operations – During the first six months of fiscal 2006, net sales decreased by $123 million, or 1.4%, over the first six months of fiscal 2005, to $8,640 million. Changes in foreign currencies, particularly in the European euro and the British pound, decreased reported net sales by $67 million, or 0.8%. Net sales were impacted by acquisitions and dispositions in the first six months of both fiscal 2006 and 2005 and the impact of these transactions reduced net sales by $55 million, or 0.6%. The remaining net sales decrease was $1 million as sales decreased in the Household and Body Care and Branded Apparel segments and increased in each of the other segments.

Operating income for the corporation in the first six months of fiscal 2006 declined by $208 million, or 24.1%, and was composed of the following:

•	The corporation’s gross profit declined by $86 million primarily as a result of the $123 million decline in sales and a 0.5% decline in the gross profit margin.

•	SG&A expenses in the first six months of fiscal 2006 increased by $46 million over the comparable period of the prior year. As a percent of sales, SG&A expenses increased from 28.4% in the first six months of fiscal 2005 to 29.3% in the first six months of fiscal 2006. The impact of the ongoing transformation expenses and other cost increases more than offset savings from the transformation plan and lower advertising and promotion costs.

•	In the first six months of fiscal 2006, the corporation recognized a charge of $57 million for exit activities and business dispositions, while in the first six months of fiscal 2005, the corporation recognized $16 million of income from exit and business disposition activities.

•	The corporation received and recognized contingent sales proceeds of $114 million in the first six months of fiscal 2006 and $117 million of contingent sales proceeds in the first six months of fiscal 2005 from the sale of the corporation’s cut tobacco business. These payments represent the annual payments for fiscal 2006 and 2005.

Income from continuing operations before income taxes declined by $232 million or 29.8% as a result of the $208 million decline in operating income and higher short term interest rates which increased interest expense by $24 million. The effective tax on continuing operations was 20.2% for the first six months of fiscal 2006 as compared to 16.4% in fiscal 2005. The lower effective tax rate in fiscal 2005 was primarily attributable to the change in the statutory tax rate in the Netherlands. As a result of these factors, income from continuing operations declined by $215 million or 32.9%.

Discontinued Operations – The corporation reported its Direct Selling, U.S. Retail Coffee, European Branded Apparel, U.K. Apparel and European Nuts and Snacks businesses as discontinued operations and several operations were sold prior to the close of the period.

•	The operating results of the discontinued businesses are presented in Note 3 to the financial statements. For the first six months of fiscal 2006, these businesses reported a loss of $148 million as compared to income of $25 million in the prior year. This is a change of $173 million between the periods. The operating loss recognized by discontinued businesses was primarily due to a $130 million impairment charge recognized for the Branded Apparel Europe operations, a $39 million impairment charge recognized for the U.S. Retail Coffee operation and a $1 million impairment charge in the U.K. Apparel operations.

•	As noted earlier, the corporation also recognized an after tax gain of $215 million as a result of disposing of several businesses in the second quarter of fiscal 2006.

Net income in the first six months of fiscal 2006 decreased by $173 million, or 25.6% and diluted EPS decreased by $0.20, or 23.5%, as a $215 million decline in income from continuing operations more than offset a $42 million increase in income from discontinued operations.

A table which summarizes the significant items that impacted the second quarters and first six months of fiscal 2006 and 2005 is presented below.

Impact of Significant Items on Income From Continuing Operations and Net Income

	13 Weeks Ended December 31, 2005				13 Weeks Ended January 1, 2005
In millions, except per share data	Pretax Impact	Tax	Net Income	Diluted EPS Impact(1)	Pretax Impact	Tax	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$239	$(46)	$193	$0.25	$354	$(45)	$309	$0.39

Net income			$438	$0.57			$326	$0.41

Significant items affecting comparability of income from continuing operations and net income:
(Charges for) income from exit activities and business dispositions
(Charges for) income from exit activities	$(46)	$15	$(31)	$(0.04)	$2	$(1)	$1	$—
(Charges for) income from business disposition activities	(12)	5	(7)	(0.01)	8	(2)	6	0.01

Subtotal	(58)	20	(38)	(0.05)	10	(3)	7	0.01
(Charges) income to cost of sales and SG&A expenses
Transformation charges in cost of sales and SG&A	(42)	14	(28)	(0.04)	—	—	—	—
Hurricane losses	(2)	1	(1)	—	—	—	—	—
Accelerated depreciation and amortization	(11)	4	(7)	(0.01)	(7)	2	(5)	(0.01)
Change in vacation policy	14	(5)	9	0.01	—	—	—	—
Bakery curtailment gain	—	—	—	—	10	(4)	6	0.01

Impact of significant items on income from continuing operations before income taxes:	(99)	34	(65)	(0.09)	13	(5)	8	0.01

Significant tax matters affecting comparability
Dutch tax rate change	—	—	—	—	—	24	24	0.03

Impact of significant items on income from continuing operations:	(99)	34	(65)	(0.09)	13	19	32	0.04

Significant items impacting discontinued operations
European Branded Apparel impairment	—	2	2	—	—	—	—	—
U.K. Branded Apparel impairment	(1)	—	(1)	—	—	—	—	—
Charges for exit activities and transformation expenses	(3)	2	(1)	—	—	—	—	—
Tax benefit on Direct Selling transaction	—	50	50	0.07	—	—	—	—
Gain on sale of Direct Selling and other businesses	318	(103)	215	0.28	—	—	—	—

Impact of significant items on net income	$215	$(15)	$200	$0.26	$13	$19	$32	$0.04

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

Impact of Significant Items on Income From Continuing Operations and Net Income

	26 Weeks Ended December 31, 2005				26 Weeks Ended January 1, 2005
In millions, except per share data	Pretax Impact	Tax	Net Income	Diluted EPS Impact(1)	Pretax Impact	Tax	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$549	$(111)	$438	$0.56	$781	$(128)	$653	$0.82

Net income			$505	$0.65			$678	$0.85

Significant items affecting comparability of income from continuing operations and net income:
(Charges for) income from exit activities and business dispositions
(Charges for) income from exit activities	$(71)	$24	$(47)	$(0.06)	$4	$(2)	$2	$—
(Charges for) income from business disposition activities	14	(5)	9	0.01	12	(2)	10	0.01

Subtotal	(57)	19	(38)	(0.05)	16	(4)	12	0.02
(Charges) income to cost of sales and SG&A expenses
Transformation charges in cost of sales and SG&A	(68)	23	(45)	(0.06)	—	—	—	—
Hurricane losses	(5)	2	(3)	—	—	—	—	—
Accelerated depreciation and amortization	(21)	8	(13)	(0.02)	(25)	7	(18)	(0.02)
Change in vacation policy	14	(5)	9	0.01	—	—	—	—
Bakery curtailment gain	—	—	—	—	26	(10)	16	0.02

Impact of significant items on income from continuing operations before income taxes:	(137)	47	(90)	(0.12)	17	(7)	10	0.01

Significant tax matters affecting comparability
Dutch tax rate change	—	—	—	—	—	24	24	0.03

Impact of significant items on income from continuing operations:	(137)	47	(90)	(0.12)	17	17	34	0.04

Significant items impacting discontinued operations
European Branded Apparel impairment	(179)	49	(130)	(0.17)	—	—	—	—
U.S. Retail Coffee impairment	(44)	5	(39)	(0.05)	—	—	—	—
U.K. Branded Apparel impairment	(1)	—	(1)	—	—	—	—	—
Charges for exit activities and transformation expenses	(4)	2	(2)	—	—	—	—	—
Tax benefit on Direct Selling transaction	—	50	50	0.07	—	—	—	—
Gain on sale of Direct Selling and other businesses	318	(103)	215	0.28	—	—	—	—

Impact of significant items on net income	$(47)	$50	$3	$—	$17	$17	$34	$0.04

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

Cash Flow

The corporation’s cash flow from operations in the first six months of fiscal 2006 was $848 million as compared to $803 million in the comparable period of fiscal 2005. The following significant factors impacted these results:

•	The corporation’s income from continuing operations in the six months ended December 31, 2005 declined by $215 million as compared to the comparable period of the prior year. In addition, the operating results of discontinued businesses were lower than the comparable period of the prior year.

•	The lower profitability of the business was largely offset by a $393 million improvement in working capital. Significant factors impacting working capital were:

•	a $108 million reduction in outstanding receivables as a result of lower sales and improved collection efforts,

•	a $59 million reduction in inventory which was largely attributable to better inventory management in the North American branded apparel business,

•	a $51 million improvement in the amount of cash used in the settlement of trade payables, and

•	a $99 million reduction in the amount of cash contributed to the corporation’s defined benefit pension plans, as well as lower cash bonus payments.

Cash generated from investment activities was $455 million in the first six months of fiscal 2006, as compared to cash used of $7 million in the comparable period of fiscal 2005. At the end of the second quarter of fiscal 2006, the corporation did not utilize cash on the balance sheet to repay outstanding notes payable borrowings as it had done at the end of the second quarter of fiscal 2005 or the end of fiscal 2005. At the end of the second quarter of fiscal 2005 and the end of fiscal 2005, the corporation scheduled certain notes payable obligations, primarily in the form of short-term commercial paper, to mature prior to the end of the fiscal period. Cash generated from operations, which includes cash on hand in various operating units in different geographic locations, was utilized to repay these commitments when they matured. At the beginning of the subsequent quarter, issuances of commercial paper were made and cash was returned to the corporation’s operating locations. Shortly before the end of fiscal 2005, using cash on hand, the corporation repaid $2,080 million of outstanding notes payable. Notes payable and cash would have been higher at the end of fiscal 2005 by $2,080 million had the cash repayments not been made. As a result of the decision not to utilize cash on hand to repay outstanding notes payable, the corporation had $1,955 million of cash on the balance sheet at the end of the second quarter of fiscal 2006, versus $538 million at the end of fiscal 2005, and had outstanding notes payable of $1,378 million at the end of the second quarter of fiscal 2006, versus $239 million at the end of fiscal 2005.

During the first six months of fiscal 2006 and 2005, the corporation repaid borrowings of long-term debt of $189 million and $945 million, respectively, by utilizing a combination of cash on hand and the issuance of short- and long-term debt.

During the first six months of fiscal 2006, the corporation repurchased 29.1 million shares of its common stock for $562 million under the corporation’s ongoing share repurchase program. Of this total, 20.9 million shares were repurchased for $400 million under an accelerated share repurchase program where the final purchase price will be based upon the average daily share price over a period of time not to exceed 6 months. The accelerated share repurchase program concluded on February 3, 2006 and the final purchase price settlement resulted in approximately 1.0 million additional shares of common stock being delivered to the corporation. During the accelerated share repurchase period, the corporation’s purchase of additional shares of its common stock was subject to conditions imposed by the counterparty to the transaction.

Further information and details regarding the performance of the corporation and its business segments follows.

Description of the Business Segments

During fiscal 2006, the corporation reorganized its business operations around distinct customers, consumers and geographic markets in order to build functional excellence, increase strategic focus and simplify the organization. As a result of these changes, the corporation reorganized its business operations and reports its results in eight business segments. Historical results have been restated to present the business segments on a comparable basis. The following is a general description of the corporation’s eight business segments.

•	North American Retail Meats – sells a variety of meat products, including hot dogs, corn dogs, breakfast sausages and sandwiches, bacon, smoked and dinner sausages, as well as premium deli and luncheon meats.

•	North American Retail Bakery – sells a wide variety of fresh and frozen baked products including bread, buns and bagels as well as specialty items including frozen pies, cakes, and cheesecakes.

•	Foodservice – sells meats, bakery and coffee products to foodservice customers in the U.S.

•	International Beverage – sells coffee and tea products to retail and foodservice customers primarily in Europe, Brazil and Australia.

•	European Meats – sells a variety of packaged and processed meats as well as cooked and dry hams and sausage products to retail customers in Europe. Previously, the operations of this business were grouped with the International Beverage business.

•	International Bakery – sells frozen bakery, dough products and a variety of fresh bread products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides.

•	Branded Apparel – sources, manufactures and markets basic branded apparel products including men’s and women’s underwear, intimate apparel, casualwear, socks and sheer hosiery in the Americas and Asia.

Transformation Plan

In February 2005, the corporation announced a transformation plan designed to improve the corporation’s performance and better position Sara Lee for long-term growth. The plan is expected to be completed by fiscal 2010 and a number of significant gains and losses are anticipated to be recognized over this period. The following is an update on the actions taken in the transformation plan and the impact on the second quarter and first six months of fiscal 2006.

Organization Structure

The corporation reorganized its operations around distinct consumers, customers and geographic markets in order to build functional excellence, increase strategic focus and simplify the organization. The corporation’s new structure is organized around eight business segments, which were described above.

The corporation announced plans to locate the management of its North American businesses along with a majority of its corporate staff at a single site in suburban Chicago (Downers Grove, Illinois). As a result of this change:

•	Costs are being incurred to relocate those individuals who were requested to remain with the organization and elected to do so.

•	A number of individuals elected not to relocate to Chicago and it was necessary to pay certain of these personnel stay bonuses to preserve business continuity while replacements were hired.

•	Certain positions and employees are being eliminated from the organization structure and severance benefits are being paid to these individuals.

•	Costs were incurred to recruit new employees to work in the Chicago area as well as to staff positions in newly created functions. During the first six months of fiscal 2006, the corporation hired more than 500 new employees in the United States.

•	Bonuses are being accrued for certain employees deemed critical to the success of the transformation effort. These amounts are to incent individuals to remain with the organization and compensate them for an increased workload.

The corporation expects to finalize the employee centralization in the fall of 2006. In the third quarter of fiscal 2006, management expects to approve a formal plan to centralize the research and development activities for North America into a temporary single site by the summer of 2006, while management starts construction on a permanent North American research center.

In Europe, the corporation has started executing plans to centralize management into a single location per country or region. Each centralized location would be supported by a shared services organization which will provide back-office functions. As a result of the plans to centralize management and eliminate operating locations, certain planned work-force reductions are in process.

As a result of these actions, pretax charges of $99 million were recognized in the second quarter of fiscal 2006 related to exit activities, transformation costs and accelerated depreciation and amortization in order to simplify the organizational structure. In the first six months of fiscal 2006, the corporation has recognized pretax charges from transformation and exit activities of $160 million, including $69 million of severance costs, $21 million of accelerated depreciation and amortization, $17 million of employee retention costs, $13 million of relocation costs, $8 million of recruiting costs, and $32 million related to consulting, information technology and other transformation and exit efforts. Additional restructuring actions are expected over the life of the transformation plan and further details regarding these actions is contained in this Management Discussion and Analysis section and in Note 4, titled “Exit Activities and Business Dispositions” to the Consolidated Financial Statements.

Portfolio Changes

The corporation announced plans to dispose of seven businesses in order to concentrate financial and management resources on a smaller number of entities that are better positioned for growth. At the close of the second quarter of fiscal 2006, five of these businesses had been reported as discontinued operations. The status of the announced portfolio changes is as follows:

•	Direct Selling – Substantially all of this business was sold in December 2005 and an after tax gain of $213 million was recognized as a result of this transaction. The disposition of the Direct Selling operations in the Philippines is expected to close in fiscal 2006 after receiving government approval.

•	U.S. Retail Coffee – This business was sold in December 2005. An after tax gain of $3 million was recognized as a result of this transaction.

•	Branded Apparel Europe – This business was sold on February 3, 2006 and the transaction will be recognized in the third quarter of fiscal 2006.

•	European Nuts and Snacks – The corporation has entered into an agreement to sell this business and expects to close on this transaction in fiscal 2006. The timing of the closing date is dependent upon the receipt of regulatory and government approvals.

•	United Kingdom (U.K.) Apparel – The corporation anticipates that this business will be sold prior to the end of the fiscal year.

•	European Meats – At the end of the second quarter of fiscal 2006, the corporation is continuing to evaluate its options relative to the European Meats business and it remains classified as held for use and reported in continuing operations.

•	Branded Apparel Americas / Asia – The corporation is in the process of preparing to spin-off this business in the early part of fiscal 2007.

Note 3 to the Consolidated Financial Statement contains a detailed discussion of the businesses reported as discontinued operations, the significant terms of the transactions completed to date and the impact these discontinued operations had on the reported results of the corporation.

Improving Operational Efficiency

The third element of the transformation plan involves several initiatives to improve the operational efficiency of the corporation. These initiatives include the following:

•	The simplification of the organization structure will result in the termination of a number of employees and the elimination of certain manufacturing facilities. The exit activities initiated by the corporation in fiscal 2006 are fully explained in other sections of this Management Discussion and Analysis and in Note 4, titled “Exit Activities and Business Dispositions,” in the Consolidated Financial Statements. In the remaining portion of fiscal 2006, the corporation expects to recognize additional exit costs to reduce employment levels in the organization and eliminate manufacturing capacity.

•	The company expects to reduce the number of brands utilized in its North American Retail Bakery business as well as to increase the research and development and marketing spending behind a smaller group of large brands. The carrying value of the trademarks in the North American Bakery operations at the end of the second quarter of fiscal 2006 was $319 million. The North American bakery customer relationship intangible asset may also be impacted by any decision to exit regional bakery brands. The carrying value of this asset was $137 million at December 31, 2005. When a plan is developed and approved by management to exit certain of these trademarks, the ongoing amortization will increase and a charge to recognize the impairment of these assets may result.

•	The corporation expects to make a substantial investment to improve information technology systems and processes. This is primarily related to the costs to implement a standardized information technology platform in the North American operations and the continued consolidation of information processing. There are a number of variables that impact the cost of installing and transitioning to new information systems. At the present time, the corporation expects that from fiscal 2006 through 2010, the cost of these information technology initiatives will be $190 million, with a substantial portion of the cost being incurred after fiscal 2006.

Consolidated Results – Second Quarter of Fiscal 2006 Compared with Second Quarter of Fiscal 2005

Continuing Operations – Operating results by business segment in the second quarter of fiscal 2006 compared with the second quarter of fiscal 2005 are as follows:

	Thirteen Weeks Ended
	Net Sales		Income From Continuing Operations Before Income Taxes
(In millions)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
North American Retail Meats	$672	$650	$50	$49
North American Retail Bakery	463	449	(17)	(11)
Foodservice	609	580	56	62
International Beverage	598	592	64	111
European Meats	285	311	21	31
International Bakery	190	200	21	20
Household and Body Care	451	491	36	82
Branded Apparel	1,182	1,241	169	154

Total business segments	4,450	4,514	400	498
Intersegment sales	(2)	(2)	—	—

Total net sales and operating segment income, respectively	4,448	4,512	400	498
Amortization of intangibles	—	—	(24)	(24)
General corporate expenses	—	—	(80)	(74)

Total net sales and operating income, respectively	4,448	4,512	296	400
Net interest expense	—	—	(57)	(46)

Net sales and income from continuing operations before income taxes, respectively	$4,448	$4,512	$239	$354

The following table summarizes net sales and operating income performance for the second quarter of fiscal 2006 and 2005 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance - (In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Net sales	$4,448	$4,512	$(64)	(1.4)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$93	$(93)
Acquisitions / dispositions	14	50	(36)

Total	$14	$143	$(129)

Operating income	$296	$400	$(104)	(26.3)%

Increase / (decrease) in operating income from
Receipt of contingent sale proceeds	$—	$—	$—
Changes in foreign currency exchange rates	—	17	(17)
Exit activities and business dispositions	(58)	10	(68)
Curtailment gain	—	9	(9)
Accelerated depreciation on facilities sold	(11)	(6)	(5)
Accelerated amortization of intangibles	—	(1)	1
Hurricane losses	(2)	—	(2)
Transformation charges	(42)	—	(42)
Change in vacation policy	14	—	14
Acquisitions/dispositions	1	4	(3)

Total	$(98)	$33	$(131)

Net Sales

Consolidated net sales decreased $64 million, or 1.4%, in the second quarter of fiscal 2006 over the second quarter of fiscal 2005, to $4,448 million. Changes in foreign currency, particularly in the European euro and British pound, decreased reported net sales by 2.1%, or $93 million. The net impact of acquisitions and dispositions between the second quarter of fiscal 2006 versus the second quarter of fiscal 2005 reduced net sales by $36 million, or 0.8%. The remaining net sales increase of $65 million, or 1.5%, resulted from increases in net sales in the North American Retail Meats, North American Retail Bakery, Foodservice, International Beverage and the International Bakery segments. The North American Retail Meats and Foodservice segments each experienced higher sales, primarily as a result of increases in unit volume. The North American Retail Bakery and International Beverage segments also had higher unit volumes, but sales also increased as higher raw material costs were passed along in these segments. In the International Bakery segment, unit volumes were unchanged, but sales increased as higher raw material costs were passed along to customers. In European Meats, higher selling prices, which included the impact of higher raw materials costs, led to lower sales. In the Household and Body Care segment, net sales declined as unit volumes declined, primarily attributable to the air care category and lower unit selling prices. The Branded Apparel segment also experienced lower net sales as a result of lower unit volumes and certain product lines that were exited.

Unit Volumes

Unit volumes in the North American Retail Meats segment increased 8% with increases coming in both the U.S. and Mexico. Sales of branded fresh bread products led the North American Retail Bakery segment with increases in unit volumes of 1%. This segment also includes the corporation’s Senseo single serve coffee products which contributed to the unit volume increase. Unit volumes increased 5% in the Foodservice segment as higher unit sales of meat and bakery products offset declines for coffee products. In the International Beverage segment, unit volumes increased by 1%, primarily as unit volumes rebounded in Brazil after they were reduced in the prior quarter from an announced price increase. Unit volumes declined 1% in the European Meats segment as higher selling prices, which were a result of higher raw material costs, led to lower unit volumes. In the International Bakery segment, unit volumes were unchanged as increases in dough products in Europe were offset by declines for fresh bread in Europe and frozen bakery products in Australia. The unit volumes for the four core categories of the Household and Body Care segment decreased 2% in the second quarter primarily due to lower shipments of air care products that resulted from a competitive marketplace. In the second quarter, unit volumes declined 3% in the Branded Apparel segment based upon declines in the three categories of innerwear, outerwear and sheer hosiery as the segment experienced increased competition from specialty stores and other competitors and exited certain low margin product lines.

Gross Margin Percent

The gross margin percentage for the corporation declined by 0.1% in the second quarter of fiscal 2006, from 36.8% in the second quarter of fiscal 2005 to 36.7% in the second quarter of fiscal 2006, as three of the segments experienced higher gross margins, four of the segments experienced lower gross margins, and one was unchanged. The North American Retail Meats, International Bakery and Branded Apparel segments each experienced increases in their gross margin percentages of between 1 and 2 points. Both the North American Retail Meats and Branded Apparel segments experienced lower commodity costs during the quarter, while the International Bakery segment experienced higher average selling prices as a result of higher raw material costs.

The North American Retail Bakery, Foodservice, International Beverage, and Household and Body Care segments each experienced lower gross margin percentages. The International Beverage segment gross margin percentage declined by 5 points as the segment experienced higher raw material costs and competitive pricing in the marketplace. The Household and Body Care segment’s gross margin percentage declined by 2 points primarily from declines in unit volumes for air care products and competitive pricing in the marketplace. The North American Retail Bakery gross margin percentage declined by less than 1 point as the segment experienced higher costs for certain key ingredients, while the Foodservice segment gross margin percentage declined by less than 1 point as the segment experienced higher commodity costs and an unfavorable comparison to the prior year when a curtailment gain was recognized. The gross margin percentage was unchanged in the European Meats segment.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Selling, general and administrative expenses:
SG&A expenses in the business segment results	$1,177	$1,172	$5	0.4%
Amortization of identifiable intangibles	24	24	—	—
General corporate expenses	80	74	6	8.6

Total SG&A expenses	$1,281	$1,270	$11	0.9%

Total selling, general and administrative (SG&A) expenses increased $11 million, or 0.9%, in the second quarter of fiscal 2006 over the comparable prior year quarter. Changes in foreign currency exchange rates, primarily in the euro, decreased SG&A expenses by $35 million, or 2.8%. Therefore, the remaining increase in SG&A expenses was $46 million, or 3.7%. Measured as a percent of sales, SG&A expenses increased from 28.2% in the second quarter of fiscal 2005 to 28.8% in the second quarter of fiscal 2006. SG&A expenses as a percentage of sales increased in each business segment other than Branded Apparel as each segment experienced costs related to the corporation’s transformation activities. Transformation expenses are recognized in SG&A in the business segments and in general corporate expenses and generally include accelerated depreciation on facilities that will be exited, relocation and recruiting expenses related to the centralization of the corporation’s management team, and costs associated with the disposition of various businesses. During the second quarter, the corporation modified its employee vacation policy for U.S. employees. This change resulted in the forfeiture of certain vacation benefits that had been earned by employees and the corporation recognized a benefit of $14 million in SG&A. Of this amount, $10 million was recognized in the business segments and $4 million was recognized in general corporate expenses.

Total SG&A expenses reported in the business segments increased by $5 million, or 0.4%, between the second quarter of fiscal 2005 and the second quarter of fiscal 2006, primarily due to costs associated with the corporation’s transformation program. Amortization of intangibles was unchanged between the periods. General corporate expenses, which are not allocated to the individual business segments, increased by $6 million, or 8.6%, as higher transformation expenses were partially offset by favorable foreign currency impacts.

As more fully described in Note 3 to the Consolidated Financial Statements, titled “Discontinued Operations,” the corporation has reported the U.K. Apparel business as a discontinued operation. The corporation expects that the sale of the U.K. Apparel business will result in the corporation retaining the pension plan for its U.K. employees and its related liabilities, and certain other liabilities for workers’ compensation claims. As a result, the corporation has recognized the net periodic costs associated with benefit plans being retained in general corporate expenses in all periods presented and will report future expenses related to these liabilities also as general corporate expenses.

Transformation Actions and Other Significant Items

The reported results for the second quarters of fiscal 2006 and fiscal 2005 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant amounts. These amounts include:

•	Business Transformation Costs – This includes costs to retain and relocate existing employees, recruit new employees, third party consulting costs associated with transformation efforts and incremental depreciation costs associated with decisions to close facilities at dates sooner than originally anticipated. In addition, the business transformation effort has resulted in the corporation eliminating certain employee benefits which has reduced costs and positively impacted reported results.

•	Exit and Business Disposition Activities – These costs are reported on a separate line in the Consolidated Statement of Income. Exit activities primarily relate to charges taken to recognize severance actions approved by the corporation’s management and the exit of leased facilities or other contractual arrangements. Business disposition activities include costs associated with separating businesses targeted for sale and preparing financial statements for these businesses, as well as gains and losses associated with the disposition of asset groups that do not qualify for discontinued operations reporting.

•	Hurricane Costs – Operating results were negatively impacted in the first half of fiscal 2006 as a result of Gulf Coast hurricanes.

The following is a summary of the transformation and other significant items that have impacted the second quarter of fiscal 2006 and the comparable period of fiscal 2005.

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005
Cost of sales
Accelerated depreciation related to facility closures in the North American Retail Bakery, Foodservice and Household and Body Care segment:	$1	$6
Curtailment gain from bakery workforce reduction	—	(10)
Selling, general and administrative expenses
Transformation charges	42	—
Accelerated amortization of intangibles	—	1
Accelerated depreciation	10	—
Change in vacation policy	(14)	—
Hurricane losses	2	—
Charges for (income from)
Exit activities	46	(2)
Business dispositions	12	(8)

Impact on income from continuing operations before income taxes	99	(13)
Income tax (benefit) expense	(34)	5

Impact on income from continuing operations	$65	$(8)

The costs (income) of the above actions on the corporation’s business segments and amortization expense are summarized as follows:

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005
North American Retail Meats	$12	$(5)
North American Retail Bakery	5	(5)
Foodservice	1	(3)
International Beverage	34	—
European Meats	3	—
International Bakery	1	—
Household and Body Care	13	(11)
Branded Apparel	1	(2)

Impact on the business segments	70	(26)
General corporate expenses	29	12
Accelerated amortization of intangibles	—	1

Impact on income from continuing operations before income taxes	$99	$(13)

Second Quarter of Fiscal 2006 – The amount recognized in “Cost of sales,” as noted in the table above, consists of $1 million of accelerated depreciation on a facility targeted for sale in the North American Retail Bakery segment. The amounts recognized in “Selling, general and administrative expenses” include a charge of $42 million for transformation actions related to the corporation’s transformation plan, $10 million of accelerated depreciation, $2 million of hurricane losses, and $14 million of income resulting from a change in the corporation’s vacation policy for U.S. employees. The corporation recognized a $58 million charge related to exit activities and business dispositions during the second quarter of fiscal 2006. The $58 million charge consists of a $46 million charge for exit activities and a net $12 million charge related to business dispositions. The $46 million charge for exit activities consists of a $41 million charge for management’s approved actions related to the termination of 566 employees and a $5 million charge for the exit of certain leased facilities. The $12 million charge for business dispositions consists of charges to prepare businesses for disposition. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $99 million and $65 million, respectively, and reduce diluted EPS by $0.09.

Second Quarter of Fiscal 2005 – The amount recognized on the line titled “Cost of sales,” as noted in the table above, consists of a $10 million curtailment gain from the workforce reduction of certain bakery plants which was partially offset by a $6 million charge for accelerated depreciation on certain facilities to be sold in the North American Retail Bakery, Foodservice and the Household and Body Care segments. SG&A expenses include a $1 million charge for accelerated amortization for the cost to abandon and exit certain bakery intangible assets. The line titled “Charges for (income from) exit activities and business dispositions” includes income of $10 million which consists of the following components: $2 million of income from completing certain previously announced exit activities for amounts more favorable than originally estimated, and an $8 million net gain from business dispositions. The $8 million net gain consists of the following: an $18 million gain relates to the disposition of trademarks and inventory related to a non-core skin care products line and certain non-core regional meat brands, and a $2 million gain relates to amounts received from prior business dispositions. Offsetting these amounts is a $12 million charge that relates to the cost to evaluate the disposition of certain other businesses. The net impact of these actions was to increase income from continuing operations before income taxes and income from continuing operations by $13 million and $8 million, respectively, and increased diluted earnings per share by $0.01.

These actions are more fully described in the Exit Activities and Business Dispositions note to the Consolidated Financial Statements. As a result of exit activities taken since the beginning of fiscal 2004, and transformation actions taken since the beginning of the transformation plan in fiscal 2005, the corporation’s cost structure was reduced and efficiency was improved. The following table summarizes the actual and projected savings from these actions.

(In millions)	Actual Savings Recognized in Fiscal 2005	Anticipated Savings in Fiscal 2006	Actual Savings in the 2nd Quarter of Fiscal 2005	Actual Savings in the 2nd Quarter of Fiscal 2006
Restructuring Actions Approved in:
Fiscal 2004	$62	$92	$12	$21
Fiscal 2005	7	55	2	13
1st six months of fiscal 2006	—	15	—	6

	$69	$162	$14	$40

In the remaining portion of fiscal 2006, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Under the corporation’s transformation plan, which is described earlier in this document, a number of businesses have been targeted for sale, or have been sold. The Direct Selling, European Branded Apparel, U.K. Apparel, U.S. Retail Coffee, and European Nuts and Snacks businesses have been targeted for disposal and reported as discontinued operations. The Branded Apparel Americas / Asia business has also been targeted for disposal. However, this business was classified as held for use at the end of the second quarter of fiscal 2006. The following table summarizes the actual and projected savings related to only those businesses that are expected to be a part of continuing operations after the targeted businesses are disposed of.

(In millions)	Actual Savings Recognized in Fiscal 2005	Anticipated Savings in Fiscal 2006	Actual Savings in the 2nd Quarter of Fiscal 2005	Actual Savings in the 2nd Quarter of Fiscal 2006
Restructuring Actions Approved in:
Fiscal 2004	$28	$30	$7	$7
Fiscal 2005	7	20	2	7
1st six months of fiscal 2006	—	15	—	6

	$35	$65	$9	$20

Net Interest Expense

Net interest expense increased by $11 million in the second quarter of fiscal 2006, to $57 million, primarily as a result of higher average interest rates.

Income Tax Expense

The effective tax rate on continuing operations increased from 12.7% in the second quarter of fiscal 2005 to 19.2% in the second quarter of fiscal 2006. In the second quarter of fiscal 2005, the government in the Netherlands enacted legislation that provides for a gradual reduction in the statutory rate for profits from 34.5% to 30.0% by calendar year 2007. The impact of the change reduced the corporation’s deferred tax liability by $24 million and this benefit was recognized in the tax provision in the second quarter of fiscal 2005. The $24 million benefit reduced the tax rate in the second quarter of fiscal 2005 by 6.8%. The remaining portion of the change between the periods was primarily due to the country-by-country mix of earnings during the period. As a global enterprise, the corporation’s tax rate from period to period can be affected by many factors. The most significant of these factors are the corporation’s global mix of earnings, changes in tax legislation, the tax characteristics of the corporation’s income, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable.

Income from Continuing Operations and Diluted Earnings Per Share (EPS)

Income from continuing operations in the second quarter of fiscal 2006 was $193 million, which was $116 million, or 37.8%, less than the prior year comparable period. The decline in income from continuing operations was primarily due to the following factors.

•	The corporation’s gross profit declined by $25 million, primarily as a result of the $64 million decline in sales and a slight decline in the gross margin percentage.

•	SG&A expenses in the second quarter of fiscal 2006 increased by $11 million over the comparable period of the prior year primarily due to costs associated with the corporation’s transformation, higher distribution costs primarily related to energy and higher employee costs. SG&A expenses as a percentage of sales increased from 28.2% in the second quarter of fiscal 2005 to 28.8% in the second quarter of fiscal 2006.

•	In the second quarter of fiscal 2006, the corporation recognized a charge of $58 million for exit activities and business dispositions, while in the second quarter of fiscal 2005, the corporation recognized $10 million of income.

•	Due to the increase in average borrowing rates, net interest expense increased by $11 million in the second quarter of fiscal 2006.

•	Income tax expense increased by $1 million in the second quarter of fiscal 2006 versus the second quarter of fiscal 2005.

Diluted EPS from continuing operations decreased from $0.39 in the second quarter of fiscal 2005 to $0.25 in the second quarter of fiscal 2006, a decrease of 35.9%. Diluted EPS declined at a lower rate than income from continuing operations as a result of lower average shares outstanding during the second quarter of fiscal 2006 than the second quarter of fiscal 2005. The corporation did not repurchase any shares in the second quarter of fiscal 2006, but had repurchased 29.1 million shares of common stock during the first quarter of fiscal 2006 under the corporation’s ongoing share repurchase program.

Discontinued Operations

Discontinued operations includes the results of the corporation’s Direct Selling, U.S. Retail Coffee, European Branded Apparel, U.K. Apparel and European Nuts and Snacks businesses. The following summarizes the results of the discontinued operations for the second quarters of fiscal 2006 and 2005.

In millions	Second Quarter of Fiscal 2006	Second Quarter of Fiscal 2005	Change	Percent Change
Net Sales	$567	$688	$(121)	(17.5)%

(Loss) income before taxes	$(2)	$26	$(28)
Income tax benefit (expense)	32	(9)	41
Gain of sale of discontinued operations	318	—	318
Income tax expense on gain	(103)	—	(103)

Net income from discontinued operations	$245	$17	$228

Results of Discontinued Operations

Net sales of the discontinued operations decreased by $121 million, or 17.5%, in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. The corporation completed the sale of Direct Selling, U.S. Retail Coffee and a Turkish sewing operation in the European Branded Apparel business during the second quarter and, therefore, a full quarter of comparable sales was not included in the fiscal 2006 period. Additionally, the remaining businesses reported in discontinued operations reported lower sales in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. Income before taxes declined by $28 million in the second quarter of fiscal 2006, as the second quarter of fiscal 2006 does not include a full quarter of results for the Direct Selling and U.S. Retail Coffee operations, plus the impact of lower profitability in the remaining discontinued operations and a $1 million impairment charge related to the U.K. Branded Apparel group that was recorded in the second quarter of fiscal 2006.

The corporation recognized a tax benefit in discontinued operations of $32 million in the second quarter of fiscal 2006, as compared to a tax provision of $9 million in the second quarter of fiscal 2005. The tax benefit reflected in the second quarter of fiscal 2006 was primarily due to the corporation receiving a tax benefit in the current period relating to certain foreign taxes incurred in a prior year.

Gain on Sale of Discontinued Operations

The corporation completed the sale of Direct Selling, U.S. Retail Coffee and a Turkish Branded Apparel sewing operation during the second quarter of fiscal 2006 and recognized a pretax and after tax gain of $318 million and $215 million, respectively.

Consolidated Net Income and Diluted Earnings Per Share

Net income of $438 million in the second quarter of fiscal 2006 was $112 million, or 34.4%, higher than reported in the prior year comparable period. The increase in net income was primarily due to the $215 million gain on the sale of the Direct Selling and U.S. Retail Coffee businesses and the sale of the Turkish sewing operation, which was partially offset by the $116 million decline in income from continuing operations. Diluted EPS increased from $0.41 in the second quarter of fiscal 2005 to $0.57 in the second quarter of fiscal 2006, an increase of 39.0%.

Operating Results by Business Segment – Second Quarter of Fiscal 2006 Compared with Second Quarter of Fiscal 2005

North American Retail Meats

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				8%

Net sales	$672	$650	$22	3.5%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(3)	$3
Dispositions	—	22	(22)

Total	$—	$19	$(19)

Operating segment income	$50	$49	$1	1.1%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	(6)	5	(11)
Transformation charges	(8)	—	(8)
Accelerated depreciation on facilities sold	(1)	—	(1)
Change in vacation policy	3	—	3
Dispositions	—	3	(3)

Total	$(12)	$8	$(20)

Unit volumes in the North American Retail Meats segment for processed meats increased 8%, as compared to the prior year second quarter, consisting of increases of 6% in the U.S. and 13% in Mexico. Unit volumes increased as the segment strategically reduced average selling prices for certain processed meat products, as compared to the prior year comparable quarter, and introduced several new products.

Net sales in the North American Retail Meats segment increased by $22 million, or 3.5%, to $672 million in the second quarter of fiscal 2006 from $650 million in the prior year second quarter. During the quarter, the strengthening of the Mexican peso increased reported net sales by $3 million, or 0.6%. Net sales of businesses disposed of since the beginning of the second quarter of fiscal 2005 reduced net sales by $22 million, or 3.7%. The remaining net sales increase of $41 million, or 6.6%, was primarily due to increases in unit volumes.

The North American Retail Meats gross margin percentage increased 1.4%, from 28.6% in the second quarter of fiscal 2005, to 30.0% in the second quarter of fiscal 2006 as the impact of higher unit volumes, lower commodity costs and a favorable product mix were partially offset by higher energy and packaging costs.

Operating segment income in North American Retail Meats increased by $1 million, or 1.1%, from $49 million in the prior year second quarter to $50 million in the second quarter of fiscal 2006. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. During the second quarter of fiscal 2006, the corporation modified its employee vacation policy for U.S. based employees and reversed certain vacation accruals which increased operating segment income by $3 million. Also during the second quarter of fiscal 2006, the North American Retail Meats segment recognized charges for exit activities, transformation charges and accelerated depreciation. During the second quarter of fiscal 2005, the segment recognized income from exit activities. The net impact of exit activities, accelerated depreciation, transformation expenses and the change in the vacation policy between the second quarters of fiscal 2006 and 2005 decreased operating segment income by $17 million, or 36.7%. The impact of businesses disposed of after the beginning of the second quarter of fiscal 2005 decreased operating segment income by $3 million, or 8.4%. The remaining operating segment income increase of $21 million, or

45.6%, as compared to the same quarter of the prior year is primarily the result of higher unit volumes which increased the gross margin, plus the impact of lower media advertising.

North American Retail Bakery

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				1%

Net sales	$463	$449	$14	3.1%

Operating segment (loss) income	$(17)	$(11)	$(6)	(41.0)%

Increase / (decrease) in operating segment income from
Exit activities and business dispositions	$(1)	$1	$(2)
Curtailment gain	—	4	(4)
Transformation charges	(6)	—	(6)
Change in vacation policy	3	—	3
Accelerated depreciation on facilities to be sold	(1)	—	(1)

Total	$(5)	$5	$(10)

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment increased 1% during the second quarter, as sales of branded fresh bread products, particularly Sara Lee branded products, contributed to the increase, which were partially offset by certain private label and foodservice bread business that was exited in the current year.

Net sales in the North American Retail Bakery segment increased $14 million, or 3.1% over the comparable prior year quarter. There were no acquisitions or dispositions that impacted the North American Retail Bakery segment during the quarter. The increase in net sales was primarily due to increased unit volumes and certain price increases to offset higher commodity costs.

The gross margin percentage in the North American Retail Bakery segment decreased 0.3% from 45.8% in the second quarter of fiscal 2005 to 45.5% in the second quarter of fiscal 2006 primarily from higher energy, packaging and employee costs. However, the benefits of higher unit volumes and selling prices increased the gross margin dollars during the second quarter of fiscal 2006.

Operating segment income in the North American Retail Bakery segment decreased by $6 million, from a loss of $11 million in the second quarter of fiscal 2005, to a loss of $17 million in the second quarter of fiscal 2006. The second quarters of fiscal 2006 and 2005 were impacted by some or all of the following: exit activities, transformation expenses, accelerated depreciation, a curtailment gain, or a change in the employee vacation policy as shown in the table above. In the second quarter of fiscal 2006, the North American Retail Bakery segment recognized total expenses of net $5 million for exit activities, transformation expenses, a change in the employee vacation accrual and accelerated depreciation, while in the second quarter of fiscal 2005, the segment recognized $5 million of income from the combination of a curtailment gain and exit activities. The net impact of these items in the second quarter of fiscal 2006 versus fiscal 2005 decreased operating segment income by $10 million, or 10.0%. The remaining operating segment income increase of $4 million, or 31.0% during the quarter, was primarily attributable to higher gross margin dollars, which was partially offset by higher promotional costs.

Foodservice

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				5%

Net sales	$609	$580	$29	4.9%

Increase / (decrease) in net sales from Dispositions	$—	$1	$(1)

Operating segment income	$56	$62	$(6)	(9.4)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Curtailment gain	—	5	(5)
Hurricane losses	(2)	—	(2)
Transformation charges	(2)	—	(2)
Change in vacation policy	4	—	4
Accelerated depreciation on facilities to be sold	(1)	(3)	2
Dispositions	—	1	(1)

Total	$(1)	$3	$(4)

Net unit volumes in the Foodservice segment increased 5% during the quarter as increases for meats and bakery products were partially offset by small declines in coffee products.

Net sales in the Foodservice segment increased $29 million, or 4.9%, over the comparable prior year quarter. Changes in foreign currency did not impact the reported net sales during the quarter. The second quarter of fiscal 2005 includes sales of $1 million from businesses that have been disposed of after the start of fiscal 2005, which decreased net sales by 0.2%. The remaining net sales increase of $30 million, or 5.1%, was primarily due to the increase in unit volumes.

The gross margin percentage in the Foodservice segment decreased 0.7% from 29.5% in the second quarter of fiscal 2005 to 28.8% in the second quarter of fiscal 2006, primarily from higher commodity costs in the current year and the impact of the curtailment gain that was recognized in the prior year.

Operating segment income in the Foodservice segment decreased by $6 million, or 9.4%, from $62 million in the second quarter of fiscal 2005 to $56 million in the second quarter of fiscal 2006. In the second quarter of fiscal 2006, transformation expenses, accelerated depreciation charges, hurricane losses and the income resulting from the change in the employee vacation policy totaled a $1 million net charge, while in the second quarter of fiscal 2005, the segment experienced a net gain of $2 million from a curtailment gain, partially offset by accelerated depreciation charges. The net impact of these items decreased operating segment income by $3 million, or 5.4%. The impact of businesses disposed of after the beginning of the second quarter of fiscal 2005 decreased operating segment income by $1 million, or 1.1%. The remaining operating segment income declined by $2 million, or 2.9%, primarily from the decline in gross margins and higher media advertising and promotion costs and higher energy related costs.

International Beverage

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				1%

Net sales	$598	$592	$6	0.8%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$30	$(30)

Operating segment income	$64	$111	$(47)	(42.4)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$8	$(8)
Exit activities and business dispositions	(29)	—	(29)
Accelerated depreciation on facilities to be sold	(3)	—	(3)
Transformation charges	(2)	—	(2)

Total	$(34)	$8	$(42)

Net unit volumes in the International Beverage segment increased 1% as compared to the prior year quarter as unit volumes increased for roast and ground coffee products sold to retail customers, but were partially offset by declines for coffee products sold to foodservice customers. In the retail area, sales increased in Brazil after a price increase in a prior quarter reduced sales, while in the foodservice area, sales continue to be weak in the European foodservice market.

Net sales in the International Beverage segment increased by $6 million, or 0.8%, to $598 million in the second quarter of fiscal 2006. Within the segment, the impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $30 million, or 5.4%. There were no acquisitions and dispositions that impacted the International Beverage segment during the quarter. The remaining net sales increase of $36 million, or 6.2%, compared to the comparable period of the prior year was primarily due to unit selling prices which increased as the corporation passed along to the customer a portion of the higher green coffee commodity costs, which were limited by competitive pricing pressures in the marketplace.

The gross margin percent in the International Beverage segment decreased 5.1% from 49.0% in the second quarter of fiscal 2005 to 43.9% in the second quarter of fiscal 2006 primarily as a result of higher raw material costs which were not fully passed along to the customer in the form of higher selling prices.

Operating segment income for the International Beverage segment decreased $47 million, or 42.4%, to $64 million in the second quarter of fiscal 2006. Changes in foreign currency exchange rates decreased operating segment income by $8 million, or 6.6%. The International Beverage segment recognized $34 million of charges in the second quarter of fiscal 2006 for exit activities, accelerated depreciation and transformation expenses, which reduced operating segment income by 30.7%. The remaining operating segment income decrease was $5 million, or 5.1%, primarily from lower gross margins.

European Meats

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				(1)%

Net sales	$285	$311	$(26)	(8.2)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$25	$(25)

Operating segment income	$21	$31	$(10)	(32.2)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$3	$(3)
Exit activities and business dispositions	(3)	—	(3)
Transformation charges	—	—	—

Total	$(3)	$3	$(6)

The corporation’s European Meats segment was presented in the International Beverage segment in the first quarter of fiscal 2006.

Net unit volumes in the European Meats segment decreased 1% as compared to the prior year quarter as unit volumes decreased for processed meat products in France.

Net sales in the European Meats segment decreased by $26 million, or 8.2%, to $285 million in the second quarter of fiscal 2006. Within the segment, the impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $25 million, or 8.2%. There were no acquisitions and dispositions that impacted the European Meats segment during the quarter. The remaining net sales decrease was $1 million compared to the comparable period of the prior year, primarily due to declines in unit volume that were partially offset by higher average selling prices.

The gross margin percent in the European Meats segment was unchanged at 25.4% in the second quarter of fiscal 2005 versus the second quarter of fiscal 2006, as higher average selling prices offset the impact of higher raw material costs.

Operating segment income for the European Meats segment decreased $10 million, or 32.2%, to $21 million in the second quarter of fiscal 2006. Changes in foreign currency exchange rates decreased operating segment income by $3 million, or 7.6%. The European Meats segment recognized $3 million in the second quarter of fiscal 2006 for exit activities which reduced operating segment income by 10.6%. The remaining operating segment income decrease was $4 million, or 14.0%, primarily from higher media advertising and promotion costs, which were partially offset by lower administrative expenses.

International Bakery

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				—%

Net sales	$190	$200	$(10)	(4.8)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$14	$(14)

Operating segment income	$21	$20	$1	3.4%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$1	$(1)
Transformation charges	(1)	—	(1)

Total	$(1)	$1	$(2)

Net unit volumes in the International Bakery segment were unchanged in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005, as increases in shipments of dough products in Europe were offset by declines in fresh bread products in Europe and frozen bakery products in Australia.

Net sales in the International Bakery segment decreased $10 million, or 4.8%, over the comparable prior year quarter. There were no acquisitions or dispositions that impacted the International Bakery segment during the quarter. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $14 million, or 7.5%. The remaining net sales increase of $4 million, or 2.7%, was primarily a result of price increases to offset certain cost increases.

The gross margin percentage in the International Bakery segment increased 1.3% from 41.4% in the second quarter of fiscal 2005 to 42.7% in the second quarter of fiscal 2006, primarily due to higher average selling prices which resulted from higher costs.

Operating segment income in the International Bakery segment increased by $1 million, or 3.4%, from $20 million in the second quarter of fiscal 2005 to $21 million in the second quarter of fiscal 2006. The impact of foreign currency changes, particularly in the European euro, decreased reported operating segment income by $1 million, or 9.7%. In the second quarter of fiscal 2006, the International Bakery segment recognized $1 million of charges related to transformation activities that reduced operating segment income by 6.0%. The remaining increase in operating segment income of $3 million, or 19.1%, was primarily due to the impact of higher gross margins and a favorable product mix, partially offset by higher media advertising costs.

Household and Body Care

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume of core categories (a)				(2)%

Net sales	$451	$491	$(40)	(8.0)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$28	$(28)
Dispositions	—	3	(3)

Total	$—	$31	$(31)

Operating segment income	$36	$82	$(46)	(57.5)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$4	$(4)
Exit activities and business dispositions	(6)	14	(20)
Accelerated depreciation on facilities to be sold	(5)	(3)	(2)
Transformation charges	(2)	—	(2)
Dispositions	—	—	—

Total	$(13)	$15	$(28)

(a) – Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – decreased 2% in the second quarter of fiscal 2006, as declines in air care products offset increases in each of the other product categories.

Net sales in the Household and Body Care segment declined $40 million, or 8.0%, in the second quarter of fiscal 2006 to $451 million. The impact of changes in foreign currency exchange rates decreased reported net sales by $28 million, or 5.7%, primarily due to changes in the European euro and British pound. The second quarter of fiscal 2005 includes sales of $3 million from product lines that had been disposed of after the start of the second quarter of fiscal 2005, which reduced net sales by 0.5%. The remaining net sales decrease of $9 million, or 1.8%, was primarily due to lower selling prices and lower unit volumes in the air care category.

The gross margin percentage in the Household and Body Care segment decreased 1.8% from the second quarter of the prior year to 50.4% in the second quarter of fiscal 2006, primarily from competitive pricing in the marketplace and declines in unit volumes.

Operating segment income decreased $46 million, or 57.5%, to $36 million in the second quarter of fiscal 2006. Changes in foreign currency exchange rates reduced operating segment income by $4 million, or 4.1%. In the second quarter of fiscal 2005, the Household and Body Care segment disposed of certain non-core product lines and recognized a net gain from business dispositions and exit activities of $14 million. This amount was partially offset by $3 million of accelerated depreciation on a facility that was sold. During the second quarter of fiscal 2006, the Household and Body Care segment recognized exit activities, accelerated depreciation and transformation charges of $13 million. The change in the gain from the sale of certain non-core product lines, transformation charges, exit activities and accelerated depreciation between the second quarters of fiscal 2005 and fiscal 2006 decreased operating segment income by $24 million, or 25.6%. The remaining operating segment income declined by $18 million, or 27.6%, primarily from the decline in unit volumes and gross margins.

As part of its ongoing brand segmentation strategy, the corporation is continuing with the evaluation of a number of smaller brands in this business segment. This review has resulted in the sale of a number of smaller non-core brands which resulted in the gain recognized in the second quarter of fiscal 2005. Additional brands are being analyzed and no decisions have been made regarding these brands at the present time.

Branded Apparel

	Thirteen Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume (a)				(3)%

Net sales	$1,182	$1,241	$(59)	(4.8)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1
Acquisitions/dispositions	14	24	(10)

Total	$14	$23	$(9)

Operating segment income	$169	$154	$15	9.7%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$1	$(1)
Exit activities and business dispositions	—	2	(2)
Transformation charges	(1)	—	(1)
Acquisitions/dispositions	1	—	1

Total	$—	$3	$(3)

(a) – Excludes the impact of acquisitions and dispositions

The Branded Apparel segment includes the corporation’s Branded Apparel operations in the Americas and Asia. The corporation’s European Branded Apparel and U.K. Apparel operations have been presented as discontinued operations in the Consolidated Financial Statements and are described in Note 6 to the Consolidated Financial Statements.

Unit volumes in the Branded Apparel segment, excluding acquisitions and dispositions, decreased 3% during the quarter, primarily due to certain low margin product lines within the innerwear, outerwear and international categories that were discontinued and the decline in sheer hosiery shipments. The 3% unit volume decline consists of the following: a 1% decline in innerwear, which includes underwear, socks and intimate apparel products; a 3% decline in outerwear, which consists of T-shirts, casualwear and Champion products; a 13% decline in sheer hosiery; and a 3% decline in international shipments.

Net sales decreased by $59 million, or 4.8%, from $1,241 million in the second quarter of fiscal 2005 to $1,182 million in the second quarter of fiscal 2006. The impact of foreign currency exchange rate changes during the quarter, particularly the Brazilian real, Canadian dollar and Mexican peso, increased reported sales during the quarter by $1 million, or 0.1%. The net impact of acquisitions and dispositions in the second quarter of fiscal 2006 versus 2005 decreased reported net sales by $10 million, or 0.8%. As a result, the remaining net sales decrease was $50 million, or 4.1%, which was primarily due to declines in unit volume and sales mix.

The gross margin percent increased by 1.8%, from 31.5% in the second quarter of fiscal 2005 to 33.3% in the second quarter of fiscal 2006, reflecting the impact of lower cotton costs during the period, which were partially offset by the impact of lower unit volumes.

Branded Apparel operating segment income increased by $15 million, or 9.7%, in the second quarter of fiscal 2006, from $154 million in the second quarter of fiscal 2005, to $169 million in the second quarter of fiscal 2006. Changes in foreign currency exchange rates decreased operating segment income during the quarter by $1 million, or 0.2%. In the second quarter of fiscal 2005, the Branded Apparel segment recognized income from exit activities of $2 million, while in the second quarter of fiscal 2006, the Branded Apparel segment recognized transformation charges of $1 million. The net of the $2 million of income in the second quarter of fiscal 2005 and the $1 million of expense in the second quarter of fiscal 2006, reduced operating segment income during the second quarter of fiscal 2006 by 1.8%. In the second quarter of fiscal 2006, operating segment income was impacted by $1 million of income from businesses that had been acquired after the start of the second quarter of fiscal 2005, which increased operating segment income by 0.4%. The remaining increase in operating segment income was $18 million, or 11.3%, which was primarily due to increases in gross margins, the benefits of previous restructuring actions and lower media advertising and promotion costs.

Consolidated Results – First Six Months of Fiscal 2006 Compared with First Six Months of Fiscal 2005

Continuing Operations – Operating results by business segment in the first six months of fiscal 2006 compared with the first six months of fiscal 2005 are as follows:

	Twenty-six Weeks Ended
	Net Sales		Income From Continuing Operations Before Income Taxes
(In millions)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
North American Retail Meats	$1,287	$1,246	$67	$73
North American Retail Bakery	923	920	(21)	(2)
Foodservice	1,145	1,118	72	105
International Beverage	1,123	1,096	126	210
European Meats	569	588	51	64
International Bakery	382	387	33	41
Household and Body Care	897	953	115	149
Branded Apparel	2,319	2,459	291	300

Total business segments	8,645	8,767	734	940
Intersegment sales	(5)	(4)	—	—

Total net sales and operating segment income, respectively	8,640	8,763	734	940
Amortization of intangibles	—	—	(48)	(54)
General corporate expenses	—	—	(141)	(136)
Contingent sale proceeds	—	—	114	117

Total net sales and operating income, respectively	8,640	8,763	659	867
Net interest expense	—	—	(110)	(86)

Net sales and income from continuing operations before income taxes, respectively	$8,640	$8,763	$549	$781

The following table summarizes net sales and operating income performance for the first six months of fiscal 2006 and 2005 and certain significant items that affected the comparability of these amounts.

	Twenty-six Weeks Ended
Corporate Performance - (In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Net sales	$8,640	$8,763	$(123)	(1.4)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$67	$(67)
Acquisitions / dispositions	20	75	(55)

Total	$20	$142	$(122)

Operating income	$659	$867	$(208)	(24.1)%

Increase / (decrease) in operating income from
Receipt of contingent sale proceeds	$114	$117	$(3)
Changes in foreign currency exchange rates	—	15	(15)
Exit activities and business dispositions	(57)	16	(73)
Curtailment gain	—	26	(26)
Accelerated depreciation on facilities sold	(21)	(17)	(4)
Accelerated amortization of intangibles	—	(8)	8
Hurricane losses	(5)	—	(5)
Transformation charges	(68)	—	(68)
Change in vacation policy	14	—	14
Acquisitions/dispositions	1	8	(7)

Total	$(22)	$157	$(179)

Net Sales

Consolidated net sales decreased $123 million, or 1.4%, in the first six months of fiscal 2006 over the first six months of fiscal 2005, to $8,640 million. Changes in foreign currencies, particularly in the European euro and British pound, decreased reported net sales by 0.8%, or $67 million. The net impact of acquisitions and dispositions between the first six months of fiscal 2006 versus the first six months of fiscal 2005 reduced net sales by $55 million, or 0.6%. The remaining net sales decrease of $1 million resulted from decreases in net sales in the Household and Body Care, and Branded Apparel segments, which were almost entirely offset by increases in the remaining segments. Both the Household and Body Care and Branded Apparel segments experienced lower unit volumes and lower average selling prices during the period. Net sales in the North American Retail Meats, Foodservice and the European Meats segments increased primarily due to an increase in unit volumes, while net sales in the North American Retail Bakery, International Beverage and International Bakery segments increased primarily from higher net selling prices as the corporation passed along higher key raw materials costs.

The corporation utilizes a brand segmentation strategy to help drive growth by focusing its investment and management attention on those brands with the most compelling opportunities. All of the corporation’s retail brands are placed into one of four brand classifications – Strategic Investment, Support and Grow, Sustain, and Manage for Cash. The following table summarizes the net sales by segmentation strategy for the twenty-six weeks ended December 31, 2005 and January 1, 2005.

Net Sales by Brand Segmentation Category

For the Twenty-six Weeks Ended December 31, 2005 Versus January 1, 2005

(In millions)	26 Weeks Ended December 31, 2005	% Change versus Prior Year Period	Effect of Currency Rate Changes (A)
Strategic Investment	$1,814	9%	(1	) pts
Support and Grow	2,164	(5)	—
Sustain	1,700	(3)	(2)
Manage for Cash	1,512	(8)	(1)

Total Retail	7,190	(2)	(1)
Foodservice/Other	1,450	2	(1)

Total	$8,640	(1)%	—	pts

(A)	In order to calculate the percentage change in sales on a constant currency basis, the reported percentage change versus fiscal 2005 should be increased by the negative currency rate changes and decreased by the positive currency rate changes.

Unit Volumes

Unit volumes in the North American Retail Meats segment increased 6% with increases coming in both the U.S. and Mexico. In the North American Retail Bakery segment, unit volumes declined by 2% as certain low margin U.S. fresh bread business was exited, which was only partially offset by increases in branded fresh bakery products and increases in Senseo single serve coffee products. Unit volumes increased 3% in the Foodservice segment as higher unit sales of meat and bakery products offset declines for coffee products. In the International Beverage segment, unit volumes declined by 7% due to a competitive marketplace for coffee products plus the impact of an announced price increase earlier in the year. Unit volumes increased 1% during the first six months of fiscal 2006 for European packaged meat products. In the International Bakery segment, unit volumes were unchanged with increases in dough products in Europe being offset by declines in frozen bakery products in Australia and fresh bread products in Europe. The unit volumes for the four core categories of the Household and Body Care segment decreased 3% in the first six months due primarily to lower shipments of air care and insecticide products due to a competitive marketplace. In the first six months, unit volumes declined 3% in the Branded Apparel segment based upon declines in the three categories of innerwear, outerwear, and sheer hosiery as the segment experienced increased competition from specialty stores and other competitors and exited certain low margin product lines.

Gross Margin Percent

The gross margin percentage declined by 0.5% from 36.8% in the first six months of fiscal 2005 to 36.3% in the first six months of fiscal 2006 as three of the segments experienced higher gross margins and five of the segments experienced lower gross margins. The North American Retail Meats, International Bakery and Branded Apparel segments each experienced increases in their gross margin percentages of between 1 and 2 points. Both the North American Retail Meats and Branded Apparel segments experienced lower commodity costs during the period, while the International Bakery segment experienced higher average selling prices as a result of higher raw material costs.

The North American Retail Bakery, Foodservice, International Beverage, European Meats and Household and Body Care segments each experienced lower gross margin percentages. The North American Retail Bakery and European Meats segments gross margin percentages declined by 1 point as the segment experienced higher costs for certain key ingredients, while the Foodservice segment gross margin percentage declined by 2 points as the segment experienced higher commodity costs and an unfavorable comparison to the prior year when curtailment gains were recognized. The International Beverage segment gross margin percentage declined by 5 points as the segment experienced higher raw material costs which could not be fully passed along to customers as the segment continues to experience competitive pricing in the marketplace. The Household and Body Care segment’s gross margin percentage declined by 2 points primarily from declines in unit volumes for air care and insecticide products and competitive pricing in the marketplace.

Selling, General and Administrative Expenses

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Selling, general and administrative expenses:
SG&A expenses in the business segment results	$2,345	$2,298	$47	2.0%
Amortization of identifiable intangibles	48	54	(6)	(11.3)
General corporate expenses	141	136	5	4.0

Total SG&A expenses	$2,534	$2,488	$46	1.9%

Total selling, general and administrative (SG&A) expenses increased $46 million, or 1.9%, in the first six months of fiscal 2006 over the comparable prior year period. Changes in foreign currency exchange rates, primarily in the euro, decreased SG&A expenses by $29 million, or 1.2%. Therefore, the remaining increase in SG&A expenses was $75 million, or 3.1%. Measured as a percent of sales, SG&A expenses increased from 28.4% in the first six months of fiscal 2005 to 29.3% in the first six months of fiscal 2006. SG&A expenses as a percentage of sales increased in each business segment as each segment experienced costs related to the corporation’s transformation activities. Transformation expenses are recognized in SG&A in the business segments and in general corporate expenses and generally include accelerated depreciation on facilities that will be exited, relocation and recruiting expenses related to the centralization of the corporation’s management team, and costs associated with the disposition of various businesses. During the first six months of fiscal 2006, the corporation modified its employee vacation policy for U.S. employees. This change resulted in the forfeiture of certain vacation benefits that had been earned by employees and the corporation recognized a benefit of $14 million in SG&A. Of this amount, $10 million was recognized in the business segments and $4 million was recognized in general corporate expenses.

Total SG&A expenses reported in the business segments increased by $47 million, or 2.0%, between the first six months of fiscal 2005 and the first six months of fiscal 2006, primarily due to costs associated with the corporation’s transformation program, higher energy and employee costs, partially offset by the benefit from the reduction in employee vacation benefits. Amortization of intangibles decreased by $6 million, or 11.3%, primarily from an $8 million charge in the North American Retail Bakery segment in the first six months of fiscal 2005 to accelerate the amortization of certain intangibles that were abandoned. General corporate expenses, which are not allocated to the individual business segments, increased by $5 million, or 4.0%, as higher transformation costs were partially offset by favorable foreign currency impacts.

As more fully described in Note 3 to the Consolidated Financial Statements, titled “Discontinued Operations,” the corporation has reported the U.K. Apparel business as a discontinued operation. The corporation’s sale of this business will not include the transfer of the pension plan for its U.K. employees and its related liabilities, and certain other liabilities for workers’ compensation claims. As a result, the corporation has shown the expenses related to the liabilities that the corporation expects to retain in general corporate expenses in all periods presented and will report future expenses related to these liabilities also as general corporate expenses. The reclassification of these expenses did not have a significant impact on the change in SG&A expenses between the periods.

Transformation Actions and Other Significant Items

The reported results for the first six months of fiscal 2006 and fiscal 2005 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant amounts. These amounts include:

•	Business Transformation Costs – This includes costs to retain and relocate existing employees, recruit new employees, third party consulting costs associated with transformation efforts and incremental depreciation costs associated with decisions to close facilities at dates sooner than originally anticipated. In addition, the business transformation effort has resulted in the corporation eliminating certain employee benefits which has reduced costs and positively impacted reported results.

•	Exit and Business Disposition Activities – These costs are reported on a separate line in the Consolidated Statement of Income. Exit activities primarily relate to charges taken to recognize severance actions approved by the corporation’s management and the exit of leased facilities or other contractual arrangements. Business disposition activities include costs associated with separating businesses targeted for disposal and preparing financial statements for these businesses, as well as gains and losses associated with the disposition of asset groups that do not qualify for discontinued operations reporting.

•	Hurricane Costs – Operating results were negatively impacted in the first half of fiscal 2006 as a result of Gulf Coast hurricanes.

The following is a summary of the transformation and other significant items that have impacted the first six months of fiscal 2006 and the comparable period of fiscal 2005.

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005
Cost of sales
Accelerated depreciation related to facility closures in the North American Retail Bakery, Foodservice and Household and Body Care segments	$4	$17
Hurricane losses	2	—
Curtailment gain from Sara Lee bakery workforce reduction	—	(26)
Selling, general and administrative expenses:
Transformation charges	68	—
Accelerated amortization of intangibles	—	8
Accelerated depreciation	17	—
Change in vacation policy	(14)	—
Hurricane losses	3	—
Charges for (income from)
Exit activities	71	(4)
Business dispositions	(14)	(12)

Impact on income from continuing operations before income taxes	137	(17)
Income tax (benefit) expense	(47)	7

Impact on income from continuing operations	$90	$(10)

First Six Months of Fiscal 2006 – The amounts recognized in “Cost of sales,” as noted in the table above, consist of $4 million of accelerated depreciation on facilities targeted for sale in the North American Retail Bakery segment and $2 million in losses related to hurricanes in the U.S. The amounts recognized in “Selling, general and administrative expenses” includes a charge of $68 million for transformation actions, $17 million of accelerated depreciation under the corporation’s transformation plan, $3 million of hurricane losses, and $14 million of income resulting from a change in the corporation’s vacation policy for U.S. employees. The corporation recognized a net $57 million charge related to exit activities and business dispositions during the first six months of fiscal 2006. The net $57 million charge consists of $71 million of charges for exit activities and $14 million of income related to business dispositions. The $71 million charge for exit activities consists of a $69 million charge for management’s approved actions related to the termination of 1,012 employees, and a $5 million charge related to the exit of certain leased facilities, which were partially offset by a $3 million credit related to certain asset dispositions that were completed for amounts more favorable than originally estimated. The $14 million of income from business dispositions consists of a $32 million gain on the sale of certain skin care and sunscreen assets and a minority investment in a foreign branded apparel operation, partially offset by $18 million of charges to prepare businesses for disposition. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $137 million and $90 million, respectively; these actions reduced diluted EPS by $0.12.

First Six Months of Fiscal 2005 – The amounts recognized on the line titled “Cost of sales,” as noted in the table above, consist of a $26 million curtailment gain from the workforce reduction at certain bakery plants which was partially offset by a $17 million charge for accelerated depreciation on certain facilities to be sold in the North American Retail Bakery, Foodservice and Household and Body Care segments. SG&A expenses include an $8 million charge for accelerated amortization for the cost to abandon and exit certain bakery intangible assets. The line titled “Charges for (income from) exit activities and business dispositions” includes a $16 million net gain which consists of the following components: $4 million of income from completing certain previously announced exit activities for amounts more favorable than originally estimated; and a net $12 million gain from certain business dispositions. Of the $12 million net gain, $18 million of income relates to the disposition of trademarks and inventory related to a non-core skin care product line and certain non-core regional meat brands and $6 million of income represents amounts received from prior business dispositions. Offsetting these income amounts is a $12 million charge related to the costs of evaluating certain other business dispositions. The net impact of these actions was to increase income from continuing operations before income taxes and income from continuing operations by $17 million and $10 million, respectively, which increased diluted earnings per share during the period by $0.01.

The costs (income) of the above actions on the corporation’s business segments and amortization expense are summarized as follows:

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005
North American Retail Meats	$22	$(5)
North American Retail Bakery	14	(9)
Foodservice	7	(7)
International Beverage	52	—
European Meats	4	—
International Bakery	6	—
Household and Body Care	(7)	(8)
Branded Apparel	1	(8)

Impact on the business segments	99	(37)
General corporate expenses	38	12
Accelerated amortization of intangibles	—	8

Impact on income from continuing operations before income taxes	$137	$(17)

These actions are more fully described in the Exit Activities and Business Dispositions Note to the Consolidated Financial Statements. As a result of exit activities taken since the beginning of fiscal 2004, and transformation actions taken since the beginning of the transformation plan in fiscal 2005, the corporation’s cost structure was reduced and efficiency improved. The following table summarizes the actual and projected savings from these actions.

(In millions)	Actual Savings Recognized in Fiscal 2005	Anticipated Savings in Fiscal 2006	Actual Savings in the 1st Six Months of Fiscal 2005	Actual Savings in the 1st Six Months of Fiscal 2006
Restructuring Actions Approved in:
Fiscal 2004	$62	$92	$24	$44
Fiscal 2005	7	55	3	27
1st six months of fiscal 2006	—	15	—	6

	$69	$162	$27	$77

In the remaining portion of fiscal 2006, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Under the corporation’s transformation plan, which is described earlier in this document, a number of businesses have been, or are targeted for disposal. The Direct Selling, U.S. Retail Coffee,

European Branded Apparel, U.K. Apparel, and European Nuts and Snacks businesses have been targeted, or have been disposed of, and reported as discontinued operations. The Branded Apparel Americas / Asia business has also been targeted for disposal. However, this business was classified as held for use at the end of the second quarter of fiscal 2006. The following table summarizes the actual and projected savings related only to those businesses that are expected to be a part of continuing operations after the targeted businesses are disposed of.

(In millions)	Actual Savings Recognized in Fiscal 2005	Anticipated Savings in Fiscal 2006	Actual Savings in the 1st Six Months of Fiscal 2005	Actual Savings in the 1st Six Months of Fiscal 2006
Restructuring Actions Approved in:
Fiscal 2004	$28	$30	$13	$14
Fiscal 2005	7	20	3	16
1st six months of fiscal 2006	—	15	—	6

	$35	$65	$16	$36

Receipt of Contingent Sales Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the fiscal 2006 and fiscal 2005 payments each passed in the first quarter, respectively, of each fiscal year and the corporation received the annual payments. The fiscal 2006 annual payment was equivalent to $114 million and the fiscal 2005 annual payment was equivalent to $117 million based upon the respective exchange rates on the dates of receipt. Each of these amounts is recognized in the corporation’s earnings when received, and each of the payments increased diluted earnings per share by $0.15 when they were recognized.

Net Interest Expense

Net interest expense increased by $24 million in the first six months of fiscal 2006, to $110 million, primarily as a result of higher average interest rates.

Income Tax Expense

The effective tax rate for continuing operations increased from 16.4% in the first six months of fiscal 2005 to 20.2% in the first six months of fiscal 2006 as the corporation provided a higher level of estimated tax cost in the current year to repatriate earnings of certain foreign subsidiaries, plus the country-by-country mix of earnings during the period. The fiscal 2005 effective tax rate for continuing operations reflects a $24 million tax benefit associated with the reduction of the statutory tax rate in the Netherlands. As a global enterprise, the corporation’s tax rate from period to period can be affected by many factors. The most significant of these factors are the corporation’s global mix of earnings, changes in tax legislation, the tax characteristics of the corporation’s income, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable.

Income From Continuing Operations and Diluted Earnings Per Share (EPS)

Income from continuing operations in the first six months of fiscal 2006 was $438 million, which was $215 million, or 32.9%, less than the prior year comparable period. The decline in income from continuing operations was primarily due to the following factors.

•	The corporation’s gross margin percentage declined by 0.5% during the six months as the corporation’s business segments experienced higher costs for certain raw materials, commodities and energy in the North American Retail Bakery, Foodservice, International Beverage, European Meats and International Bakery segments. The Household and Body Care segment continued to experience pricing pressures from a competitive marketplace. These changes, collectively, reduced the corporation’s gross profit by $86 million.

•	SG&A expenses in the first six months of fiscal 2006 increased by $46 million over the comparable period of the prior year primarily due to costs associated with the corporation’s transformation and higher energy and employee costs. SG&A expenses as a percentage of sales increased from 28.4% in the first six months of fiscal 2005 to 29.3% in the first six months of fiscal 2006.

•	In the first six months of fiscal 2006, the corporation recognized a charge of $57 million for exit activities and business dispositions, while in the first six months of fiscal 2005, the corporation recognized $16 million of income.

•	The corporation received and recognized contingent sale proceeds of $114 million in the first six months of fiscal 2006 and $117 million in the first six months of fiscal 2005 from the sale of the corporation’s cut tobacco business that represents the annual payments for fiscal 2006 and 2005.

•	Due to the increase in average borrowing rates, net interest expense increased by $24 million in the first six months of fiscal 2006.

•	Income tax expense decreased by $17 million, primarily as a result of the impact of exit activities, business dispositions, transformation actions, and losses from hurricanes.

Diluted EPS from continuing operations decreased from $0.82 in the first six months of fiscal 2005 to $0.56 in the first six months of fiscal 2006, a decline of 31.7%. Diluted EPS declined at a lower rate than income from continuing operations as a result of lower average shares outstanding during the first six months of fiscal 2006 than the first six months of fiscal 2005. The corporation repurchased 29.1 million shares of common stock during the first six months of fiscal 2006 under the corporation’s ongoing share repurchase program.

Discontinued Operations

Discontinued operations include the results of the corporation’s Direct Selling, U.S. Retail Coffee, European Branded Apparel, U.K. Apparel and Nuts and Snacks businesses. The following summarizes the results of the discontinued operations for the first six months of fiscal 2006 and 2005.

In millions	First six months of Fiscal 2006	First six months of Fiscal 2005	Change	Percent Change
Net Sales	$1,148	$1,297	$(149)	(11.5)%

(Loss) income before taxes	$(228)	$41	$(269)
Income tax benefit (expense)	80	(16)	96
Gain of sale of discontinued operations	318	—	318
Income tax expense on gain	(103)	—	(103)

Net income from discontinued operations	$67	$25	$42

Results of Discontinued Operations

Net sales in the discontinued operations decreased by $149 million, or 11.5%, in the first six months of fiscal 2006. The corporation completed the sale of the Direct Selling, U.S. Retail Coffee and a Turkish sewing operation in the European Branded Apparel group during the second quarter and therefore, a full quarter of comparable sales was not included in the fiscal 2006 period. Additionally, the remaining businesses reported in discontinued operations reported lower sales in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005. Income before taxes declined by $269 million in the first six months of fiscal 2006, primarily due to impairment charges that were recognized in discontinued operations. During the first six months of fiscal 2006, $224 million of impairment charges were recorded to recognize the $179 million impairment in the European Branded Apparel business, the $44 million impairment in the U.S. Retail Coffee businesses, and the $1 million impairment in the U.K. Apparel business. These impairment charges are more fully described in Note 3 to the Consolidated Financial Statements.

The effective tax rate of the pretax loss recognized in discontinued operations in the first six months of fiscal 2006 of 35.1% was due to several factors: first, the impairment charges recognized included $34 million of non-deductible goodwill; second, certain of the impairment charges and operating losses are in tax jurisdictions in which the corporation cannot recognize a tax benefit; and finally, the closing of the Direct Selling sale transaction resulted in the corporation receiving certain tax benefits in the current period for taxes incurred in fiscal 2005.

The corporation’s discontinued operations impacted the cash flows of the corporation as summarized in the table below.

(In millions) – Increase / (Decrease)	Twenty-six Weeks Ended December 31, 2005	Twenty-six Weeks Ended January 1, 2005
Discontinued operations impact on:
Cash flow from operating activities	$45	$24
Cash flow from investing activities	(58)	4
Cash flow from financing activities	2	(11)
Effect of foreign exchange rates on cash	(1)	4

Net cash impact of discontinued operations	$(12)	$21

Cash balance of discontinued operations:
At start of period	$31	$27
At end of period	19	48

Decrease (increase) in cash of discontinued operations	$12	(21)

Gain on Sale of Discontinued Operations

The corporation completed the sale of Direct Selling, U.S. Retail Coffee and a Turkish branded apparel sewing operation during the first six months of fiscal 2006 and recognized a pretax and after tax gain of $318 million and $215 million, respectively. Further details regarding these transactions are included in Note 3 to the Consolidated Financial Statements.

Consolidated Net Income and Diluted Earnings Per Share

Net income of $505 million in the first six months of fiscal 2006 was $173 million, or 25.6%, lower than reported in the prior year comparable period. The decline in net income was primarily due to the $215 million decline in income from continuing operations, partially offset by the $42 million change in results from discontinued operations as the discontinued operations recognized both $170 million of impairment charges and $215 million of net gains on the sale businesses during the period. Diluted EPS decreased from $0.85 in the first six months of fiscal 2005 to $0.65 in the first six months of fiscal 2006, a decline of 23.5%.

Operating Results by Business Segment – First Six Months of Fiscal 2006 Compared with First Six Months of Fiscal 2005

North American Retail Meats

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				6%

Net sales	$1,287	$1,246	$41	3.3%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(7)	$7
Dispositions	—	43	(43)

Total	$—	$36	$(36)

Operating segment income	$67	$73	$(6)	(8.5)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	(10)	5	(15)
Transformation charges	(13)	—	(13)
Accelerated depreciation on facilities to be sold	(2)	—	(2)
Change in vacation policy	3	—	3
Dispositions	—	5	(5)

Total	$(22)	$10	$(32)

Unit volumes in the North American Retail Meats segment for processed meats increased 6% as compared to the prior year first six months, consisting of increases of 6% in the U.S. and 7% in Mexico.

Net sales in the North American Retail Meats segment increased by $41 million, or 3.3%, to $1,287 million in the first six months of fiscal 2006 from $1,246 million in the prior year first six months. During the six months, the strengthening of the Mexican peso increased reported net sales by $7 million, or 0.6%. Net sales of businesses disposed of since the beginning of fiscal 2005 reduced net sales by $43 million, or 3.7%. The remaining net sales increase of $77 million, or 6.4%, was primarily due to increases in unit volumes.

The North American Retail Meats gross margin percentage increased from 28.4% in the first six months of fiscal 2005 to 28.9% in the first six months of fiscal 2006 primarily from the benefit of higher unit volume and lower commodity costs, which were partially offset by higher energy and packaging costs.

Operating segment income in North American Retail Meats decreased by $6 million, or 8.5%, from $73 million in the prior year first six months to $67 million in the first six months of fiscal 2006. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. During the second quarter of fiscal 2006, the corporation modified its employee vacation policy for U.S. based employees and reversed certain vacation accruals which increased operating segment income by $3 million. The net impact of exit activities, accelerated depreciation, transformation expenses and the change in the vacation policy decreased operating segment income by $22 million in the first six months of fiscal 2006, while during the first half of fiscal 2005, the corporation recognized income from exit activities of $5 million. The net impact of these actions reduced operating segment income by $27 million, or 38.7%. The impact of businesses disposed of after the beginning of fiscal 2005 decreased operating segment income by $5 million, or 10.1%. The remaining operating segment income increase of $26 million, or 39.8%, as compared to the same period of the prior year is primarily the result of higher unit volumes which increased the gross margin, plus the impact of lower media advertising costs.

North American Retail Bakery

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				(2)%

Net sales	$923	$920	$3	0.3%

Operating segment (loss) income	$(21)	$(2)	$(19)	NM %

Increase / (decrease) in operating segment income from
Exit activities and business dispositions	$(2)	$1	$(3)
Curtailment gain	—	12	(12)
Transformation charges	(10)	—	(10)
Change in vacation policy	3	—	3
Accelerated depreciation on facilities to be sold	(5)	(4)	(1)

Total	$(14)	$9	$(23)

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment declined 2% during the first six months, primarily as a result of the decision to exit certain lower margin U.S. fresh bread business, particularly with certain private label and foodservice customers, and a decline in shipments of frozen bakery products during the period, which was partially offset by increases in sales of branded fresh bread products.

Net sales in the North American Retail Bakery segment increased $3 million, or 0.3% over the comparable prior year period. There were no acquisitions or dispositions that impacted the North American Retail Bakery segment during the period. The increase in net sales was primarily attributable to certain selling price increases to partially offset higher commodity costs.

The gross margin percentage in the North American Retail Bakery segment decreased 1.0% from 46.8% in the first six months of fiscal 2005 to 45.8% in the first six months of fiscal 2006 primarily from lower unit volumes and higher costs for energy and packaging materials and employee costs.

Operating segment income in the North American Retail Bakery segment decreased by $19 million, from a loss of $2 million in the first six months of fiscal 2005, to a loss of $21 million in the first six months of fiscal 2006. The first six months of fiscal 2006 and 2005 were impacted by some or all of the following: exit activities, transformation expenses, accelerated depreciation, a curtailment gain or a change in an employee vacation policy as shown in the table above. In the first six months of fiscal 2006, the North American Retail Bakery segment recognized total expenses of net $14 million for exit activities, transformation expenses, accelerated depreciation and the change in vacation policy, while in the first six months of fiscal 2005, the segment recognized net $9 million of income from the combination of a curtailment gain, exit activities and accelerated depreciation. The net impact of the exit activities, transformation expenses, accelerated depreciation, curtailment gain and the vacation policy change in fiscal 2006 versus fiscal 2005 decreased operating segment income by $23 million. The remaining operating segment income increase of $4 million, or 41.1% during the period, was primarily attributable to a lower cost structure as a result of prior restructuring actions.

Foodservice

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				3%

Net sales	$1,145	$1,118	$27	2.4%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1
Dispositions	—	2	(2)

	$—	$1	$(1)

Operating segment income	$72	$105	$(33)	(31.9)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Curtailment gain	—	14	(14)
Hurricane losses	(5)	—	(5)
Transformation charges	(4)	—	(4)
Change in vacation policy	4	—	4
Accelerated depreciation on facilities to be sold	(2)	(7)	5
Dispositions	—	1	(1)

Total	$(7)	$8	$(15)

Net unit volumes in the Foodservice segment increased 3% during the period as increases for meats and bakery products were partially offset by declines in coffee products.

Net sales in the Foodservice segment increased $27 million, or 2.4% over the comparable prior year period. Changes in foreign currency, primarily the Canadian dollar, increased net sales by $1 million, or 0.1%. The first six months of fiscal 2005 includes sales of $2 million from businesses that have been disposed of after the start of fiscal 2005, which decreased net sales by 0.2%. The remaining net sales increase of $28 million, or 2.5%, was primarily due to the increase in unit volumes from meats and bakery products.

The gross margin percentage in the Foodservice segment decreased 1.6% from 29.1% in the first six months of fiscal 2005 to 27.5% in the first six months of fiscal 2006 primarily from higher commodity costs and hurricane losses in the current year and a curtailment gain that was reflected in the prior year.

Operating segment income in the Foodservice segment decreased by $33 million, or 31.9%, from $105 million in the first six months of fiscal 2005 to $72 million in the first six months of fiscal 2006. The first six months of fiscal 2006 and fiscal 2005 were impacted by some or all of the following: hurricane losses, accelerated depreciation, transformation expenses, a curtailment gain and a change in the vacation policy. In the first six months of fiscal 2006, transformation expenses, accelerated depreciation and hurricane losses, net of the impact of the change in vacation policy totaled $7 million, while in the first six months of fiscal 2005, the segment experienced a net gain of $7 million from a curtailment gain, partially offset by accelerated depreciation charges. The net impact of these items decreased operating segment income by $14 million, or 11.5%. The impact of businesses disposed of after the beginning of fiscal 2005 decreased operating segment income by $1 million, or 0.7%. The remaining operating segment income declined by $18 million, or 19.7%, primarily from the impact of lower gross margins, higher promotion and advertising expenses and higher energy costs.

International Beverage

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				(7)%

Net sales	$1,123	$1,096	$27	2.4%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$15	$(15)

Operating segment income	$126	$210	$(84)	(40.1)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$7	$(7)
Exit activities and business dispositions	(45)	—	(45)
Accelerated depreciation on facilities sold	(3)	—	(3)
Transformation charges	(4)	—	(4)

Total	$(52)	$7	$(59)

Net unit volumes in the International Beverage segment declined 7% as compared to the prior year period as unit volumes declined 7% in retail coffee products and 4% in foodservice coffee products. Roast and ground coffee retail unit volumes declined primarily in Brazil and Europe. In Brazil, an announced price increase in the current year impacted customer purchases, while in Europe, a continuing competitive marketplace, particularly from private label competitors, negatively impacted unit volumes.

Net sales in the International Beverage segment increased by $27 million, or 2.4%, to $1,123 million in the first six months of fiscal 2006. Within the segment, the impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $15 million, or 1.4%. There were no acquisitions or dispositions that impacted the International Beverage segment during the period. The remaining net sales increase of $42 million, or 3.8%, compared to the comparable period of the prior year was primarily due to unit selling prices which increased as the corporation passed on certain raw material cost increases to the customer.

The gross margin percent in the International Beverage segment decreased 4.6% from 48.2% in the first six months of fiscal 2005 to 43.6% in the first six months of fiscal 2006 primarily as a result of higher raw material costs which were not fully passed along to the customer in the form of higher selling prices, plus the impact of lower unit volumes.

Operating segment income for the International Beverage segment decreased $84 million, or 40.1%, to $126 million in the first six months of fiscal 2006. Changes in foreign currency exchange rates decreased operating segment income by $7 million, or 2.7%. The International Beverage segment recognized $52 million of charges in the first six months of fiscal 2006 for exit activities, accelerated depreciation and transformation expenses, which reduced operating segment income by 24.6%. The remaining operating segment income decrease was $25 million, or 12.8%, primarily from lower gross margins and unit volumes, plus the impact of higher media advertising and promotion costs.

European Meats

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				1%

Net sales	$569	$588	$(19)	(3.2)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$26	$(26)

Operating segment income	$51	$64	$(13)	(20.4)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$3	$(3)
Exit activities and business dispositions	(3)	—	(3)
Transformation charges	(1)	—	(1)

Total	$(4)	$3	$(7)

Net unit volumes in the European Meats segment increased 1% as compared to the prior year period primarily from increases for private label processed meats as compared to the prior year period.

Net sales in the European Meats segment decreased by $19 million, or 3.2%, to $569 million in the first six months of fiscal 2006. Within the segment, the impact of foreign currency changes in the European euro decreased reported net sales by $26 million, or 4.4%. There were no acquisitions or dispositions that impacted the European Meats segment during the period. The remaining net sales increase of $7 million, or 1.2%, compared to the comparable period of the prior year was primarily due to increases in unit volumes and higher average selling prices due to higher raw material costs.

The gross margin percent in the European Meats segment declined 0.6% in the first six months of fiscal 2006, from 26.8% in the first six months of fiscal 2005 to 26.2% in the first six months of fiscal 2006, as the segment experienced higher production costs.

Operating segment income for the European Meats segment decreased $13 million, or 20.4%, to $51 million in the first six months of fiscal 2006. Changes in foreign currency exchange rates decreased operating segment income by $3 million, or 3.9%. The European Meats segment recognized $4 million of charges in the first six months of fiscal 2006 for exit activities and transformation expenses, which reduced operating segment income by 6.2%. The remaining operating segment income decrease was $6 million, or 10.3%, primarily from the impact of lower gross margins and higher media advertising and promotion costs.

International Bakery

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume				—%

Net sales	$382	$387	$(5)	(1.3)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$13	$(13)

Operating segment income	$33	$41	$(8)	(19.8)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$1	$(1)
Exit activities and business dispositions	(5)	—	(5)
Transformation charges	(1)	—	(1)

Total	$(6)	$1	$(7)

Net unit volumes in the International Bakery segment were unchanged in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005, as increases in shipments of dough products in Europe were offset by declines in fresh bread shipments in Europe and frozen baked goods in Australia.

Net sales in the International Bakery segment decreased $5 million, or 1.3% over the comparable prior year period. There were no acquisitions or dispositions that impacted the International Bakery segment during the period. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $13 million, or 3.5%. The remaining net sales increase of $8 million, or 2.2%, was primarily a result of price increases to offset certain cost increases.

The gross margin percentage in the International Bakery segment increased 0.7% from 42.1% in the first six months of fiscal 2005 to 42.8% in the first six months of fiscal 2006, primarily due to higher average selling prices that resulted from higher costs.

Operating segment income in the International Bakery segment decreased by $8 million, or 19.8%, from $41 million in the first six months of fiscal 2005 to $33 million in the first six months of fiscal 2006. The impact of changes in foreign currency exchange rates decreased operating segment income by $1 million, or 3.7%. In the first six months of fiscal 2006, the International Bakery segment recognized $6 million of charges for exit activities and transformation expenses that reduced operating segment income by 14.7%. The remaining decline in operating segment income of $1 million, or 1.4%, was primarily due to higher media advertising costs for a new advertising campaign for bread in Europe, plus higher European distribution costs.

Household and Body Care

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume of core categories (a)				(3)%

Net sales	$897	$953	$(56)	(5.8)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$27	$(27)
Dispositions	—	6	(6)

Total	$—	$33	$(33)

Operating segment income	$115	$149	$(34)	(22.9)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$4	$(4)
Exit activities and business dispositions	20	14	6
Accelerated depreciation on facilities to be sold	(9)	(6)	(3)
Transformation charges	(4)	—	(4)
Dispositions	—	2	(2)

Total	$7	$14	$(7)

(a) – Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – decreased 3% in the first six months of fiscal 2006, primarily as a result of declines in air care and insecticides, due to a competitive marketplace in Europe.

Net sales in the Household and Body Care segment declined $56 million, or 5.8%, in the first six months of fiscal 2006 to $897 million. The impact of changes in foreign currency exchange rates decreased reported net sales by $27 million, or 2.8%, primarily due to changes in the European euro and British pound. The first six months of fiscal 2005 includes sales of $6 million from product lines that had been disposed of after the start of fiscal 2005, which reduced net sales by 0.5%. The remaining net sales decrease of $23 million, or 2.5%, was primarily due to lower unit volumes and lower average selling prices in the air care category.

The gross margin percentage in the Household and Body Care segment decreased 1.4% from the first six months of the prior year to 50.7% in the first six months of fiscal 2006, primarily from competitive pricing in the marketplace and the decline in unit volumes.

Operating segment income decreased $34 million, or 22.9%, to $115 million in the first six months of fiscal 2006. Changes in foreign currency exchange rates reduced operating segment income by $4 million, or 2.4%. In the first six months of fiscal 2006, the Household and Body Care segment disposed of certain non-core product lines and recognized a gain of $28 million, which was partially offset by $8 million of exit activities and $13 million of transformation charges and accelerated depreciation. During the first six months of fiscal 2005, the Household and Body Care segment recognized accelerated depreciation of $6 million on a facility targeted for disposition and a net gain from the sale of certain non-core product lines of $14 million. The change in the gain from the sale of certain non-core product lines, transformation charges, exit activities and accelerated depreciation between the first six months of fiscal 2005 and fiscal 2006 reduced operating segment income by $1 million, or 0.4%. The first six months of fiscal 2005 includes $2 million of income from certain product lines that were disposed of after the start of fiscal 2005 which reduced operating segment income by 1.0%. The remaining operating segment income declined by $27 million, or 19.9%, primarily from the decline in unit volumes and gross margins.

As part of its ongoing brand segmentation strategy, the corporation is continuing with the evaluation of a number of smaller brands in this business segment. This review has resulted in the sale of a number of smaller non-core brands which resulted in the gain recognized in the first six months. Additional brands are being analyzed and no decisions have been made regarding these brands at the present time.

Branded Apparel

	Twenty-six Weeks Ended
(In millions)	December 31, 2005	January 1, 2005	Change	Percent Change
Change in unit volume (a)				(3)%

Net sales	$2,319	$2,459	$(140)	(5.7)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(6)	$6
Acquisitions/dispositions	20	24	(4)

Total	$20	$18	$2

Operating segment income	$291	$300	$(9)	(3.0)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	—	8	(8)
Transformation charges	(1)	—	(1)
Acquisitions	1	—	1

Total	$—	$8	$(8)

(a) – Excludes the impact of acquisitions and dispositions

The Branded Apparel segment includes the corporation’s Branded Apparel operations in the Americas and Asia. The corporation’s European Branded Apparel and U.K. Apparel operations have been presented as discontinued operations in these financial statements and are described in Note 6 to the Consolidated Financial Statements.

Unit volumes in the Branded Apparel segment, excluding acquisitions and dispositions, decreased 3% during the period, primarily due to certain low margin product lines within the innerwear, outerwear and international categories that were discontinued, a warmer fall in the U.S. that reduced sales of fleece products and lower shipments of sheer hosiery. The 3% unit volume decline consists of the following: a 1% decline in innerwear; a 3% decline in outerwear; a 14% decline in sheer hosiery; and a 7% decline in international shipments.

Net sales decreased by $140 million, or 5.7%, from $2,459 million in the first six months of fiscal 2005 to $2,319 million in the first six months of fiscal 2006. The impact of foreign currency exchange rate changes during the period, particularly the Canadian dollar, Mexican peso and Brazilian real, increased reported sales during the quarter by $6 million, or 0.2%. The impact of acquisitions and dispositions in the first six months of fiscal 2006 versus 2005 decreased reported net sales by $4 million, or 0.1%. As a result, the remaining net sales decrease was $142 million, or 5.8%, which was primarily due to declines in unit volume and average net selling prices and sales mix.

The gross margin percent increased by 1.6%, from 31.2% in the first six months of fiscal 2005 to 32.8% in the first six months of fiscal 2006, reflecting the impact of lower cotton costs during the period, which were partially offset by the impact of lower unit volumes and lower net selling prices.

Branded Apparel operating segment income decreased by $9 million, or 3.0%, in the first six months of fiscal 2006, from $300 million in the first six months of fiscal 2005, to $291 million in the first six months of fiscal 2006. Changes in foreign currency exchange rates did not have a significant impact on operating segment income during the quarter. In the first six months of fiscal 2006, the Branded Apparel segment recognized transformation charges of $1 million, while in the first six months of fiscal 2005, the Branded Apparel segment recognized income from exit activities of $8 million. The net of transformation charges in the first six months of fiscal 2006 and the income from exit activities in the first six months of fiscal 2005 reduced operating segment income during the period by $9 million, or 2.9%. In the first six months of fiscal 2006, income of $1 million was recognized from businesses that had been acquired after the start of fiscal 2005, which increased operating segment income by 0.4%. The remaining decrease in operating segment income was $1 million, or 0.5%, which was primarily due to decreases in unit volume and the impact of lower gross margins, which was partially offset by declines in media advertising and promotion costs and the benefits from previous restructuring actions.

Financial Condition

Cash From Operations

The corporation’s cash flow from operations in the first six months of fiscal 2006 was $848 million as compared to $803 million in the comparable period of fiscal 2005. The following significant factors impacted these results:

•	The corporation’s income from continuing operations in the six months ended December 31, 2005 declined by $215 million as compared to the comparable period of the prior year. In addition, the operating results of discontinued businesses were lower than the comparable period of the prior year.

•	The lower profitability of the business was largely offset by a $393 million improvement in working capital. Significant factors impacting working capital were:

•	a $108 million reduction in outstanding receivables as a result of lower sales and improved collection efforts,

•	a $59 million reduction in inventory which was largely attributable to better inventory management in the North American branded apparel business,

•	a $51 million improvement in the amount of cash used in the settlement of trade payables, and

•	a $99 million reduction in the amount of cash contributed to the corporation’s defined benefit pension plans, as well as, lower cash bonus payments.

The corporation expects that cash contributions to its defined benefit pension plans will be $272 million in the last six months of fiscal 2006, versus $197 million of cash contributions that were made in the last six months of fiscal 2005.

Cash From Investment Activities

Net cash generated from investment activities was $455 million in the first six months of fiscal 2006 as compared to cash used in investing activities of $7 million in the comparable period of fiscal 2005 as the corporation received the proceeds from certain business and asset dispositions. During the first six months of fiscal 2006, the corporation received $502 million more from the sale of assets and businesses than in the prior year six-month period. Also in the first six months of fiscal 2006, $33 million more was spent on purchases of property and equipment and $7 million more was spent on acquisitions than in the prior year comparable period. For the first six months of fiscal 2006 and 2005, the corporation expended $234 million and $201 million, respectively, to fund the purchases of property and equipment, and received proceeds from the sales of businesses, investments and assets of $696 million and $194 million, respectively.

Cash From Financing Activities

Net cash generated from financing activities was $131 million during the first six months of fiscal 2006 as compared to cash used in financing activities of $854 million in the prior year period. At the end of the second quarter of fiscal 2006, the corporation did not utilize cash on the balance sheet to repay outstanding notes payable borrowings as it had done at the end of the second quarter of fiscal 2005 and the end of fiscal 2005. At the end of the second quarter of fiscal 2005 and the end of fiscal 2005, the corporation scheduled certain notes payable obligations, primarily in the form of short-term commercial paper, to mature prior to the end of the period. Cash generated from operations, which includes cash on hand in various operating units in different geographic locations, was utilized to repay these commitments when they matured. At the beginning of the subsequent quarter, issuances of commercial paper were made and cash was returned to the corporation’s operating locations. Shortly before the end of fiscal 2005, using cash on hand, the corporation repaid $2,080 million of outstanding notes payable. Notes payable and cash would have been higher at the end of fiscal 2005 by $2,080 million had the cash repayments not been made. As a result of the decision not to utilize cash on hand to repay outstanding notes payable, the corporation had $1,955 million of cash on the balance sheet at the end of the second quarter of fiscal 2006, versus $538 million at the end of fiscal 2005, and had outstanding notes payable of $1,378 million at the end of the second quarter of fiscal 2006, versus $239 million at the end of fiscal 2005.

During the first six months of fiscal 2006 and 2005, the corporation repaid borrowings of maturing long-term debt of $189 million and $945 million, respectively, by utilizing a combination of cash on hand and the issuance of short- and long-term debt.

Cash dividends paid during the first six months of fiscal 2006 were $308 million versus $152 million in the prior year period. The fiscal 2006 period has two quarterly dividend payments, while the first six months of fiscal 2005 had only one dividend payment since the corporation’s prior year second quarter ended just prior to the payment of this dividend.

The corporation has an ongoing share repurchase program in place that allows the corporation to repurchase the corporation’s common stock at times management deems appropriate given current market valuations. During the first six months of fiscal 2006, the corporation repurchased 29.1 million shares of common stock with a value of $562 million as compared to common stock repurchases of $239 million in the prior year period. Of the 29.1 million shares repurchased in the first six months of fiscal 2006, 20.9 million shares were purchased for $400 million under an accelerated share repurchase program where the final purchase price will be based upon the average daily share price over a period of time that will not exceed six months. The accelerated share repurchase program concluded on February 3, 2006, and the final purchase price settlement resulted in approximately 1.0 million additional shares of common stock being delivered to the corporation. During the accelerated share repurchase period, the corporation’s purchase of additional shares of its common stock was subject to conditions imposed by the counterparty to the transaction. At December 31, 2005, the corporation had approximately 87.2 million shares remaining on its existing share authorization. The corporation has repurchased shares with a value of $562 million in the first six months of fiscal 2006 and intends to repurchase additional shares with a value of up to $450 million through the end of fiscal 2006 or early fiscal 2007. The repurchase will likely occur after the spin-off of Branded Apparel Americas / Asia, however, the timing and amount of future share repurchases will also be influenced by market conditions and other factors.

Liquidity

Notes Payable

Notes payable increased by $1,139 million in the first six months of fiscal 2006 to $1,378 million as the corporation did not utilize cash on the balance sheet to repay outstanding commercial paper borrowings at the end of the second quarter of fiscal 2006 as it had done at the end of fiscal 2005. Shortly before the end of fiscal 2005, using cash on hand, the corporation repaid $2,080 million of outstanding notes payable. Notes payable and cash would have been higher by $2,080 million at the end of fiscal 2005 had the notes payable repayments not been made. The corporation had cash and cash equivalents on the balance sheet at December 31, 2005 of $1,955 million.

Debt

The corporation’s total long-term debt decreased $160 million in the first six months of fiscal 2006, from $4,495 million at July 2, 2005, to $4,335 million at December 31, 2005, as the corporation repaid maturing debt using a combination of cash on the balance sheet and the issuance of short-term notes payable, plus the impact of changes in foreign exchange rates on foreign denominated debt.

The corporation’s total long-term debt of $4,335 million is due to be repaid as follows: $265 million in the remainder of fiscal 2006; $363 million in fiscal 2007; $1,319 million in fiscal 2008; $162 million in fiscal 2009; $28 million in fiscal 2010; $2 million in fiscal 2011; and $2,196 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, proceeds from business dispositions, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consists of 43% fixed-rate debt as of December 31, 2005, as compared with 53% as of July 2, 2005. The decrease in fixed-rate debt at December 31, 2005 versus July 2, 2005 is due to the increase in notes payable that were outstanding at December 31, 2005. As noted above, the corporation did not utilize cash on the balance sheet to repay outstanding commercial paper borrowings at the end of the second quarter of fiscal 2006 as it had done at the end of fiscal 2005. As a result, the corporation had cash and cash equivalents on the balance sheet at December 31, 2005 of $1,955 million versus $538 million at July 2, 2005. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $3.2 billion of available credit from a group of 23 banks and lending institutions. These facilities consist of a $1.35 billion three-year revolving credit facility and a $1.85 billion five-year revolving credit facility. The three-year $1.35 billion facility expires in June 2008. The five-year $1.85 billion facility expires in June 2009. The pricing for each of these facilities is based upon the corporation’s current credit rating. At December 31, 2005, the corporation had not borrowed under any of these facilities. None of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, which the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended December 31, 2005, the corporation’s interest coverage ratio was 7.3 to 1.0. The corporation has amended the covenants of both the three- and five-year credit facilities for the potential disposition of various businesses outlined in the corporation’s transformation plan.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of December 31, 2005, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings
Standard & Poor’s	BBB+	A-2
Moody’s Investors Service	A3	P-2
FitchRatings	BBB+	F-2

Changes in the corporation’s credit ratings result in changes in the corporation’s borrowing costs. The corporation’s current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a high degree of liquidity. A downgrade of the corporation’s short-term credit rating to “A-3” (S&P rating) or “P-3” (Moody’s rating) would place the corporation in a commercial paper market that would contain significantly less market liquidity than it currently operates with a rating of “A-2” or “P-2.” This would significantly reduce the amount of commercial paper the corporation could issue and raise its commercial paper borrowing cost. To the extent that the corporation’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the corporation has the ability to use available credit facilities to satisfy operating requirements, if necessary.

On February 6, 2006, Moody’s Investors Service announced they had placed the long-term debt rating for senior unsecured obligations of the corporation under review for a possible downgrade, and had affirmed the corporation’s short-term debt rating of “P-2”.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $92 million in the remainder of fiscal 2006; $149 million in fiscal 2007; $120 million in fiscal 2008; $94 million in fiscal 2009; $80 million in fiscal 2010; $66 million in fiscal 2011; and $167 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $14 million in the remainder of fiscal 2006; $25 million in fiscal 2007; $23 million in fiscal 2008; $22 million in fiscal 2009; $20 million in fiscal 2010; $16 million in fiscal 2011; and $75 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations that are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2006	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$4,335	$265	$363	$1,319	$162	$28	$2	$2,196
Interest on debt obligations (1)	1,640	117	209	157	129	121	120	787
Operating lease obligations	768	92	149	120	94	80	66	167
Purchase obligations (2)	2,782	1,728	607	223	118	65	29	12
Other long-term liabilities (3)	699	322	40	50	21	18	19	229

Subtotal	10,224	2,524	1,368	1,869	524	312	236	3,391

Contingent lease obligations (4)	195	14	25	23	22	20	16	75

Total (5)	$10,419	$2,538	$1,393	$1,892	$546	$332	$252	$3,466

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 31, 2005.

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

(3)	Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives and the remaining projected fiscal 2006 pension contribution of $272 million. The corporation has employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining projected fiscal 2006 pension contribution of $272 million, noted previously, pension and postretirement obligations have been excluded from the table. A discussion of the corporation’s pension and postretirement plans, including funding matters, is included in Notes 20 and 21 to the fiscal 2005 Consolidated Financial Statements which have been filed with the Securities and Exchange Commission as part of Form 10-K. The corporation’s obligations for employee health and property and casualty losses are also excluded from the table.

(4)	Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. At December 31, 2005, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.

(5)	Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes.

Pension Plans

As indicated in the Pension note to the Consolidated Financial Statements which have been included in the corporation’s 2005 annual report on Form 10-K, the projected benefit obligation of the defined benefit plans exceeded plan assets by $1,501 million at the end of fiscal 2005 as compared to $1,537 million at the end of fiscal 2004.

In the first six months of fiscal 2006, the corporation contributed $52 million to these defined benefit pension plans. The corporation anticipates that an additional $272 million of cash contributions will be made over the last six months of the fiscal year.

•	Approximately $3 million of the full year estimate is related to pension plans which have been transferred to the buyers of certain businesses as a result of transactions completed in fiscal 2006.

•	Included in the current year estimate is the anticipated payment of $85 million to fully fund certain pension obligations associated with the Branded Apparel Europe business which was sold on February 3, 2005. It is anticipated that the trustees of these plans will use a substantial portion of the proceeds to purchase annuities for plan participants at a future date, and that this action will likely result in the recognition of a settlement loss. The exact timing of the settlement of these obligations has not been determined.

•	The corporation’s planned sale of its apparel operations in the U.K. will result in the corporation retaining the pension obligations associated with the businesses to be sold. The projected benefit obligation of these plans, using a 5.3% discount rate, exceeded plan assets by $483 million at the close of fiscal 2005. The fiscal 2006 net periodic benefit cost of these plans was $52 million and these costs are recognized in selling, general and administrative expenses of the corporation’s continuing operations. The corporation is currently in discussions with the trustees of all of its U.K. plans and representatives of the government agency responsible for the oversight of pension plans regarding the full funding of the U.K. plans over the next ten years. The exact amount of the annual contributions will depend upon the outcome of these discussions. The estimated 2006 cash contributions reflect the corporation’s best estimate of the funding that will result from these ongoing discussions.

The Significant Accounting Policies section and Note 20 - Defined Benefit Pension Plans to the Consolidated Financial Statements, which are incorporated in the corporation’s 2005 annual report on Form 10-K, provides a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $26 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

Income Taxes

The corporation’s transformation plan includes the planned disposition of several significant businesses and these actions will impact future results and liquidity in several ways. First, the tax expense or benefit directly associated with these dispositions will impact the net income and liquidity of the corporation. At this time, the terms and conditions of all of the dispositions have not been determined, and accordingly it is not possible to estimate the impact of such transactions on the tax expense and liquidity of the corporation. Second, if the disposal of the Branded Apparel Americas Asia business is completed, the effective tax rate of the continuing business will likely increase. The Branded Apparel Americas Asia operations have historically had a lower effective tax rate than the remainder of the business and generate a significant amount of operating cash flow. The elimination of this cash flow may require the corporation to remit a greater portion of the future earnings of foreign subsidiaries to the U.S. than has historically been the case, and may result in higher levels of tax expense and cash taxes paid. The corporation has indicated that it expects its effective tax rate to increase to approximately 29% to 31% after the business transformation is completed.

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

•	Sara Lee’s international operations, such as (xii) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the euro, given Sara Lee’s significant concentration of business in Western Europe; and (xiii) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers; and

•	Previous business decisions, such as (xiv) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows; (xv) credit ratings issued by the three major credit rating agencies and the impact these ratings have on Sara Lee’s cost to borrow funds; (xvi) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; (xvii) the continued legality of tobacco products in the Netherlands, Germany and Belgium and (xviii) ongoing discussions with plan trustees and government officials regarding the funding of certain pension plans in the United Kingdom.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the first quarter of fiscal 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2, 2005 to November 5, 2005	—	$—	—	87,243,275
November 6, 2005 to December 3, 2005	—	—	—	87,243,275
December 4, 2005 to December 31, 2005	—	—	—	87,243,275

Total (2)	—	$—	—	87,243,275

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At December 31, 2005, 87.2 million shares remain under this program. There is no expiration date for the program.

(2)	During the first quarter of fiscal 2006, the corporation entered into an accelerated share repurchase program under which it repurchased 20.9 million shares of common stock for a preliminary purchase price of $400 million. The final purchase price was based upon the average daily share price over a repurchase period. The accelerated stock repurchase program concluded on February 3, 2006, and the final purchase price settlement resulted in approximately 1.0 additional shares of common stock being delivered to the corporation.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Voting results for the matters submitted to stockholder vote in connection with the corporation’s 2005 Annual Meeting of Stockholders held on October 27, 2005 were included in the corporation’s quarterly report on Form 10-Q for the first quarter of fiscal 2006, which was filed with the Securities and Exchange Commission on November 10, 2005.

ITEM 6 - EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description

3 (ii)	Bylaws, amended as of December 8, 2005

10.1	Annual Incentive Plan Program for Fiscal Year 2006, as amended

10.2	Executive Management Long-Term Incentive Program for Fiscal Years 2005-2007, as amended

10.3	Executive Management Long-Term Incentive Program for Fiscal Years 2004-2006, as amended

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ Wayne R. Szypulski
Wayne R. Szypulski
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: February 9, 2006