Form 10-Q
period 2006-04-01
LEE SARA CORP
filed 2006-05-10
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

On April 1, 2006, the registrant had 760,135,535 outstanding shares of common stock $.01 par value, which is the registrant’s only class of common stock.

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

The Consolidated Financial Statements for the thirteen and thirty-nine weeks ended April 1, 2006 and April 2, 2005 and the balance sheets as of April 1, 2006 and July 2, 2005 included herein have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to make a fair statement of the financial position at April 1, 2006 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of July 2, 2005 and the Consolidated Statement of Common Stockholders’ Equity for the period July 3, 2004 to July 2, 2005 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the fiscal year ended July 2, 2005. The results of operations for the thirteen and thirty-nine weeks ended April 1, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at April 1, 2006 and July 2, 2005

(In millions)

Unaudited

	April 1, 2006	July 2, 2005
ASSETS
Cash and equivalents	$1,972	$533
Trade accounts receivable, less allowances	1,609	1,662
Inventories:
Finished goods	372	340
Work in process	226	218
Materials and supplies	1,589	1,593

	2,187	2,151
Other current assets	308	298
Assets of discontinued operations held for sale	461	1,172

Total current assets	6,537	5,816

Other non-current assets	170	117
Deferred tax asset	431	347
Property, net	2,813	2,836
Trademarks and other identifiable intangibles, net	1,336	1,395
Goodwill	3,067	3,018
Assets of discontinued operations held for sale	390	938

	$14,744	$14,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$1,595	$239
Accounts payable	1,107	1,115
Accrued liabilities	2,475	2,367
Current maturities of long-term debt	560	380
Liabilities of discontinued operations held for sale	413	916

Total current liabilities	6,150	5,017

Long-term debt	3,765	4,112
Pension obligation	858	858
Other liabilities	1,341	1,318
Liabilities of discontinued operations held for sale	56	163
Minority interests in subsidiaries	71	61
Common stockholders’ equity	2,503	2,938

	$14,744	$14,467

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Thirteen and Thirty-nine Weeks Ended April 1, 2006 and April 2, 2005

(In millions, except per share data)

Unaudited

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales	$3,789	$3,844	$11,844	$12,003

Cost of sales	2,383	2,416	7,461	7,513
Selling, general and administrative expenses	1,163	1,146	3,583	3,522
Charges for (income from) exit activities and business dispositions	(11)	(16)	43	(32)
Contingent sale proceeds	—	—	(114)	(117)
Interest expense	76	76	226	213
Interest income	(19)	(26)	(58)	(75)

	3,592	3,596	11,141	11,024

Income from continuing operations before income taxes	197	248	703	979
Income taxes	60	97	182	213

Income from continuing operations	137	151	521	766

Discontinued operations
Net (loss) income from discontinued operations, net of tax	(162)	38	(256)	101

Gain on sale of discontinued operations, net of tax	67	—	282	—

Net income	$42	$189	$547	$867

Income from continuing operations per common share
Basic	$0.18	$0.19	$0.68	$0.97

Diluted	$0.18	$0.19	$0.68	$0.96

Net income per common share
Basic	$0.06	$0.24	$0.71	$1.10

Diluted	$0.06	$0.24	$0.71	$1.09

Average shares outstanding
Basic	761	791	768	790

Diluted	765	797	770	796

Cash dividends per common share	$0.1975	$0.1975	$0.5925	$0.5825

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period July 3, 2004 to April 1, 2006

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME (LOSS)
Balances at July 3, 2004	$2,985	$8	$104	$4,437	$(170)	$(1,394)
Net income	867	—	—	867	—	—	$867
Translation adjustments, net of tax	279	—	—	—	—	279	279
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(38)	—	—	—	—	(38)	(38)

Comprehensive income							$1,108

Cash dividends - Common ($0.5825 per share)	(459)	—	—	(459)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	150	—	150	—	—	—
Restricted stock	33	—	33	—	—	—
Tax benefit related to stock-based compensation	5	—	5	—	—	—
Share repurchases and retirement	(346)	—	(207)	(139)	—	—
ESOP contributions and other	9	—	3	—	6	—

Balances at April 2, 2005	3,485	8	88	4,706	(164)	(1,153)

Net income	(148)	—	—	(148)	—	—	$(148)
Translation adjustments, net of tax	(217)	—	—	—	—	(217)	(217)
Minimum pension liability, net of tax	(70)	—	—	—	—	(70)	(70)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	38	—	—	—	—	38	38

Comprehensive income (loss)							$(397)

Cash dividends - Common ($0.1975 per share)	(155)	—	—	(155)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	11	—	11	—	—	—
Restricted stock	24	—	24	—	—	—
Tax benefit related to stock-based compensation	5	—	5	—	—	—
Share repurchases and retirement	(51)	—	(51)	—	—	—
ESOP contributions and other	16	—	2	5	9	—

Balances at July 2, 2005	2,938	8	79	4,408	(155)	(1,402)
Net income	547	—	—	547	—	—	$547
Translation adjustments, net of tax	(15)	—	—	—	—	(15)	(15)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(31)	—	—	—	—	(31)	(31)

Comprehensive income							$501

Cash dividends-Common ($0.5925 per share)	(454)	—	—	(454)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	28	—	28	—	—	—
Restricted stock	45	—	45	—	—	—
Tax benefit related to stock-based compensation	1	—	1	—	—	—
Share repurchases and retirement	(561)	—	(107)	(454)	—	—
ESOP contributions and other	5	—	(1)	—	6	—

Balances at April 1, 2006	$2,503	$8	$45	$4,047	$(149)	$(1,448)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Thirty-nine Weeks Ended April 1, 2006 and April 2, 2005

(In millions)

Unaudited

	Thirty-nine Weeks Ended
	April 1, 2006	April 2, 2005
OPERATING ACTIVITIES -
Net Income	$547	$867
Less: Cash received from contingent sale proceeds	(114)	(117)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	394	414
Amortization of intangibles	118	140
Impairment charges	394	—
Gain on business dispositions	(428)	(57)
Decrease in deferred income taxes	(107)	(36)
Other	(5)	38
Changes in current assets and liabilities, net of businesses acquired and sold	27	(199)

Net cash from operating activities	826	1,050

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(367)	(347)
Acquisitions of businesses, net of cash acquired	(76)	—
Dispositions of businesses and investments	672	72
Cash received from contingent sale proceeds	114	117
Sales of assets	78	67

Net cash from (used in) investment activities	421	(91)

FINANCING ACTIVITIES -
Issuances of common stock	22	150
Purchases of common stock	(562)	(345)
Borrowings of long-term debt	35	338
Repayments of long-term debt	(243)	(983)
Short-term borrowings, net	1,344	158
Cash received from loans receivable	33	—
Payments of dividends	(459)	(458)

Net cash from (used in) financing activities	170	(1,140)

Effect of changes in foreign exchange rates on cash	17	142

Increase in cash and equivalents during the period	1,434	(39)
Cash and equivalents at beginning of year	533	634
Discontinued operations cash activity included above:
Add cash balance of discontinued operations at beginning of period	37	34
Less cash balance of discontinued operations at end of period	(32)	(46)

Cash and equivalents at end of quarter	$1,972	$583

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
Decrease (increase) in trade accounts receivable	$79	$(24)
Decrease in inventories	47	27
(Increase) decrease in other current assets	(72)	1
Decrease in accounts payable	(131)	(121)
Increase (decrease) in accrued liabilities	104	(82)

Changes in current assets and liabilities, net of businesses acquired and sold	$27	$(199)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the thirteen and thirty-nine week periods ended April 1, 2006, options to purchase 48.1 million and 44.8 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the thirteen and thirty-nine week periods ended April 2, 2005, options to purchase 19.2 million and 19.5 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The average shares outstanding declined in the first nine months of fiscal 2006 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. On August 1, 2005, the corporation’s Board of Directors authorized the repurchase of an additional 100 million shares of common stock. As a result of this action, the total number of shares authorized for repurchase increased to 116 million. At a $17 per share price, the authorization is equivalent to approximately $2 billion. During the first nine months of fiscal 2006, the corporation repurchased 30.1 million shares of common stock for a purchase price of $562 million. Of this total, 21.9 million shares were purchased for $400 million under an accelerated share repurchase program. The total purchase price was based upon the average daily share price over a period of approximately 5 months. The accelerated share repurchase program concluded during the third quarter of fiscal 2006 and the final purchase price settlement resulted in approximately 1.0 million shares of common stock delivered to the corporation at that time. No cash was paid or received by the corporation as part of the final settlement of the accelerated share repurchase program. At April 1, 2006, the corporation had approximately 86.2 million shares remaining on its existing share repurchase authorization.

The following is a reconciliation of net income to net income per share – basic and diluted for the thirteen and thirty-nine weeks ended April 1, 2006 and April 2, 2005:

Computation of Net Income per Common Share

(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Income from continuing operations	$137	$151	$521	$766
Net (loss) income from discontinued operations	(95)	38	26	101

Net income	$42	$189	$547	$867

Average shares outstanding – basic	761	791	768	790
Dilutive effect of stock option and award plans	4	6	2	6

Diluted shares outstanding	765	797	770	796

Income from continuing operations per share
Basic	$0.18	$0.19	$0.68	$0.97

Diluted	$0.18	$0.19	$0.68	$0.96

(Loss) income from discontinued operations per common share
Basic	$(0.12)	$0.05	$0.03	$0.13

Diluted	$(0.12)	$0.05	$0.03	$0.13

Net income per common share
Basic	$0.06	$0.24	$0.71	$1.10

Diluted	$0.06	$0.24	$0.71	$1.09

2. Segment Information

Effective in the first quarter of fiscal 2006, the corporation reorganized its business operations around distinct consumers, customers and geographic markets in order to build functional excellence, increase strategic focus and simplify the organization. These changes resulted in the corporation modifying its reportable business segments and historical results have been restated to present segment financial information on a comparable basis.

During the third quarter of fiscal 2006, the corporation began reporting its European Meats and U.S. Meat Snacks businesses as discontinued operations. In the second quarter of fiscal 2006, the European Meats business was reported as a separate segment and the U.S. Meat Snacks business was reported as part of the Foodservice segment. In fiscal 2005, both of these businesses were reported as part of a globally managed Meats business. See Note 4, titled “Discontinued Operations”, in these Consolidated Financial Statements, and Management’s Discussion and Analysis for further information on these operations.

The following is a general description of the corporation’s seven business segments:

•	North American Retail Meats – sells a variety of packaged meat products to retail customers in North America.

•	North American Retail Bakery – sells a variety of bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	Foodservice – sells meats, bakery and coffee products to four primary channels in North America – broad-line foodservice distributors, national restaurant chains, convenience stores and retail locations – providing on-the-go meal solutions.

•	International Beverage – sells coffee and tea products to retail and foodservice customers in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides.

•	Branded Apparel – sources, manufactures and markets basic branded apparel products under the categories of innerwear, outerwear and sheer hosiery in the Americas and Asia.

The following is a summary of sales and operating segment income by business segment for the thirteen and thirty-nine weeks ended April 1, 2006 and April 2, 2005.

	Thirteen Weeks Ended
	Net Sales		Income From Continuing Operations Before Income Taxes
(In millions)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
North American Retail Meats	$607	$575	$46	$68
North American Retail Bakery	449	427	(3)	(16)
Foodservice	522	516	28	43
International Beverage	569	582	127	108
International Bakery	175	197	13	19
Household and Body Care	443	484	40	88
Branded Apparel	1,035	1,072	110	86

Total business segments	3,800	3,853	361	396
Intersegment sales	(11)	(9)	—	—

Total net sales and operating segment income, respectively	3,789	3,844	361	396
Amortization of intangibles	—	—	(18)	(17)
General corporate expenses	—	—	(89)	(81)

Total net sales and operating income, respectively	3,789	3,844	254	298
Net interest expense	—	—	(57)	(50)

Net sales and income from continuing operations before income taxes, respectively	$3,789	$3,844	$197	$248

	Thirty-nine Weeks Ended
	Net Sales		Income From Continuing Operations Before Income Taxes
(In millions)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
North American Retail Meats	$1,894	$1,821	$113	$141
North American Retail Bakery	1,372	1,347	(23)	(18)
Foodservice	1,651	1,617	100	147
International Beverage	1,706	1,701	253	318
International Bakery	557	584	46	59
Household and Body Care	1,340	1,437	155	238
Branded Apparel	3,355	3,530	403	386

Total business segments	11,875	12,037	1,047	1,271
Intersegment sales	(31)	(34)	—	—

Total net sales and operating segment income, respectively	11,844	12,003	1,047	1,271
Amortization of intangibles	—	—	(51)	(55)
General corporate expenses	—	—	(239)	(216)
Contingent sale proceeds	—	—	114	117

Total net sales and operating income, respectively	11,844	12,003	871	1,117
Net interest expense	—	—	(168)	(138)

Net sales and income from continuing operations before income taxes, respectively	$11,844	$12,003	$703	$979

3. Impairment Charges

As part of its business transformation plan, the corporation indicated that it intended to dispose of certain businesses and assets. Actions were taken to execute this plan, and as a result, a number of impairment charges have been recognized. The following table sets out the charges recognized in fiscal 2006, all of which have been reported in the “Net (loss) income from discontinued operations, net of tax” line of the Consolidated Statement of Income.

	Third Quarter Fiscal 2006			Nine Months Fiscal 2006
(In millions)	Pretax Impairment Charge	Tax Benefit	After-tax Charge	Pretax Impairment Charge	Tax Benefit	After-tax Charge
European Meats	$(125)	$—	$(125)	$(125)	$—	$(125)
U.K. Apparel	(33)	—	(33)	(34)	—	(34)
U.S. Meat Snacks	(12)	5	(7)	(12)	5	(7)
European Branded Apparel	—	(2)	(2)	(179)	47	(132)
U.S. Retail Coffee	—	—	—	(44)	5	(39)

Total Impairment Charge Recognized in Discontinued Operations	$(170)	$3	$(167)	$(394)	$57	$(337)

A significant number of judgments and estimates are involved in determining whether an impairment has occurred and in measuring the amount of an impairment. A critical consideration in this process is determining whether a business is considered held for sale or held for use.

Held for sale status – In order to be considered held for sale, several criteria, including the probable disposition of the business within one year, must be achieved. Upon being classified as held for sale, the recoverability of the carrying value of a business must be assessed. Evaluating the recoverability of assets in a held for sale business follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill, intangible assets not subject to amortization and other assets are assessed. After the evaluation of the goodwill, the intangible assets not subject to amortization, and the other assets is completed, the held for sale business is reported at the lower of its carrying value or fair value less cost to sell.

The carrying value of a held for sale business includes the portion of the cumulative translation adjustment related to the operation. In order to be reported as a discontinued operation, a business must be classified as held for sale.

Held for use status – Businesses that do not meet held for sale status are considered held for use. Evaluating the recoverability of assets in a held for use business follows a defined order. First, assets other than goodwill, property and intangibles are evaluated. This is followed by a review of property and intangibles subject to amortization and finally goodwill. In evaluating the recoverability of property and intangible assets subject to amortization in a held for use business, the carrying value of the business is first compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the operation. If the carrying value exceeds the undiscounted expected cash flows, it is necessary to determine if an impairment exists. An impairment exists if the carrying value of the business exceeds its fair value.

There are inherent uncertainties associated with these judgments and estimates and it is possible that these can change in the future. The following is a description of the facts and circumstances leading to the impairment charges and how these amounts were measured:

European Meats – During fiscal 2006, the corporation initiated steps to sell this business, received a series of non-binding offers and entered into discussions with various third parties who had expressed an interest in acquiring the business. As the process progressed, the non-binding offers submitted by prospective buyers declined, and at the end of the second quarter of fiscal 2006, management concluded that it was not probable that the business would be sold and indicated that it was evaluating alternatives to maximize shareholder value. The business was considered to be held for use at the end of the second quarter of fiscal 2006 and the assets were evaluated for impairment. The undiscounted cash flows expected to result from the operation and disposition of the business, as well as the fair value of the business, exceeded the carrying value of the business and no impairment was recognized for any of the assets evaluated. The non-binding bids received from prospective buyers were used in the determination of the fair value of the business.

During the third quarter of fiscal 2006, discussions with prospective buyers started up again, revised non-binding offers were received, and at the end of the third quarter of fiscal 2006, the corporation concluded that it was probable that the business would be sold in the next year. The business was classified as held for sale and reported as a discontinued operation. The carrying value of the business was determined to exceed its fair value and goodwill was evaluated for impairment under the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142). The determination of the implied fair value of the goodwill utilized the third party offers received and involved a number of estimates including an assessment of the fair value of the property and the intangible assets of the business. As a result of the evaluation, the corporation recognized a $125 million goodwill impairment with no tax benefit. The impairment was recognized based upon preliminary estimates, and any adjustments resulting from the finalization of the review or the sale of the business will be recognized in subsequent reporting periods. After the recognition of the goodwill impairment, the fair value of the business exceeded its carrying value. In May 2006, the corporation entered into exclusive negotiations to sell this business to Smithfield Foods. As the parties continue their discussions, the corporation will consult with employee representatives from the appropriate works council regarding the potential sale.

U.K. Apparel – The corporation’s apparel operations in the United Kingdom were classified as held for sale and reported as a discontinued operation in the second quarter of fiscal 2006. It is expected that this business will be sold in two transactions with one buyer purchasing the Courtaulds’ operations and a second buyer purchasing the corporation’s ownership interest in several consolidated Sri Lankan ventures which supply a portion of Courtaulds inventory needs. Based upon an offer from a prospective buyer at the end of the second quarter of fiscal 2006, the corporation recognized an impairment charge of $1 million to write down the carrying value of the Courtaulds business to zero. As a result of continuing negotiations with the same buyer, in the third quarter of fiscal 2006, the corporation concluded that it would be necessary to leave cash and a higher amount of working capital in the business in order to complete the sale. This resulted in the recognition of a $33 million impairment charge in the third quarter with no tax benefit. The corporation will not receive a material amount of consideration as a result of the sale and will retain certain obligations of the Courtaulds business, the most significant of these being the defined benefit pension plans which were under funded by $483 million at the end of fiscal 2005. See Note 7 titled, “Pensions” for further information on the retained obligations of this business and the arrangements that have been made to fund this obligation. In May 2006, the corporation announced that it had entered into a definitive agreement to sell the U.K. based Courtaulds business.

U.S. Meat Snacks - The U.S. Meat Snacks operation was classified as held for sale and reported as a discontinued operation in the third quarter of fiscal 2006. During the third quarter of fiscal 2006, the corporation entered into an agreement to sell this operation for $9 million, which was less than the carrying value of the business. As a result of these developments, the goodwill of the business was evaluated for impairment under SFAS 142. The determination of the implied fair value of the goodwill utilized the selling price and involved a number of estimates, including the assessment of the fair value of the property and the intangible assets of the business. As a result of this evaluation, the corporation recognized a goodwill impairment charge of $12 million pretax and $7 million after-tax. After the recognition of the goodwill impairment, the fair value of the business exceeded its carrying value. In May 2006, the corporation closed on the sale of this business.

European Branded Apparel - During fiscal 2005, steps were taken to market and identify potential buyers for this business. As part of this process, the corporation received a series of non-binding bids for the business. During 2005, the operating results of the business deteriorated and failed to meet planned expectations. Prospective buyers reacted to this downturn by progressively lowering their offers. The non-binding offers received in the fourth quarter of fiscal 2005 were less than the carrying value of the reporting unit and resulted in a pretax charge of $305 million to recognize the impairment of $182 million of goodwill and $123 million of indefinite lived trademarks in this reporting unit. The assets of this reporting unit were classified as held for use at the close of fiscal 2005 and the corporation indicated that it was evaluating alternative courses of action.

In September 2005, the corporation’s Board of Directors authorized management to negotiate and enter into a definitive agreement to sell this business and the corporation entered into an exclusive negotiating period with a prospective buyer. The business was classified as held for sale and reported as a discontinued operation in the first quarter of fiscal 2006. Utilizing the agreed upon sales price, the corporation conducted an impairment review of the business and recognized an impairment charge of $179 million in the first quarter of fiscal 2006. The sale of this business closed in the third quarter of fiscal 2006.

U.S. Retail Coffee - In fiscal 2005, the corporation initiated steps to dispose of certain assets used to manufacture and market roast and ground coffee products in the U.S. retail coffee channel. These assets were part of a larger U.S. coffee reporting unit that also provides coffee products to the foodservice channel. The specific retail coffee trademarks and assets identified for disposal were classified as held for use as of the end of fiscal 2005, and the corporation obtained a third-party estimate of the selling price of these assets. The carrying value of the retail coffee asset group exceeded the estimated future cash flows, and a pretax charge of $45 million was recorded to recognize the impairment of $13 million of manufacturing assets and $32 million of trademarks in the asset group.

During the first quarter of fiscal 2006, the corporation began to actively market the assets of the U.S. Retail Coffee business, classified the asset group as held for sale, and allocated a portion of the goodwill associated with the U.S. coffee reporting unit to the retail coffee asset group to be sold. In October 2005, the corporation announced that it had entered into an agreement to sell the U.S. Retail Coffee business for $82.5 million. As a result of allocating the goodwill to the U.S. Retail Coffee business to be sold, and utilizing the agreed upon selling price of the business, the corporation recognized an impairment charge of $44 million in the first quarter of fiscal 2006 to record the impairment of $29 million of goodwill and $15 million of other long-lived assets. No tax benefit was recognized on the goodwill impairment.

4. Discontinued Operations

Net (loss) income from discontinued operations

As part of the corporation’s transformation plan, steps were taken to dispose of several businesses. At the end of the third quarter of fiscal 2006, seven businesses were reported as discontinued operations in the current and prior periods. The amounts in the tables below include the operating results of the businesses reported as discontinued operations. These operating results include the impact of the impairments discussed in Note 3 to these Consolidated Financial Statements. Gains and losses related to the disposal of discontinued operations are excluded from the following tables; however, they are discussed below.

	Third Quarter Fiscal 2006			Third Quarter Fiscal 2005
(In millions)	Net Sales	Pretax Income (Loss)	Income (Loss)	Net Sales	Pretax Income (Loss)	Income (Loss)
Direct Selling	$—	$—	$—	$115	$13	$10
U.S. Retail Coffee	—	—	—	51	2	1
European Branded Apparel	94	1	(1)	326	20	11
U.K. Apparel	112	(46)	(45)	127	(4)	(5)
European Nuts & Snacks	14	2	—	15	3	2
European Meats	262	(111)	(108)	300	24	19
U.S. Meat Snacks	6	(13)	(8)	7	(1)	—

Total	$488	$(167)	$(162)	$941	$57	$38

	Nine Months of Fiscal 2006			Nine Months of Fiscal 2005
(In millions)	Net Sales	Pretax Income (Loss)	Income (Loss)	Net Sales	Pretax Income (Loss)	Income (Loss)
Direct Selling	$202	$13	$54	$345	$39	$28
U.S. Retail Coffee	122	(45)	(39)	156	2	1
European Branded Apparel	641	(186)	(153)	941	19	5
U.K. Apparel	361	(51)	(51)	441	7	6
European Nuts & Snacks	42	5	2	48	8	5
European Meats	831	(74)	(60)	888	74	57
U.S. Meat Snacks	22	(14)	(9)	23	(1)	(1)

Total	$2,221	$(352)	$(256)	$2,842	$148	$101

Results of Discontinued Operations in the Third Quarter of Fiscal 2006 – The corporation recognized a $162 million loss from the operation of businesses reported as discontinued operations versus income of $38 million in the comparable period of the prior year. This decline was due to the $167 million impairment charge recognized in fiscal 2006, the sale of the Direct Selling and U.S. Retail Coffee businesses in the second quarter of fiscal 2006, the sale of the European Branded Apparel business in February 2006, and lower operating results in the remaining discontinued operations.

Results of Discontinued Operations in the First Nine Months of Fiscal 2006 – The corporation recognized a $256 million loss in the first nine months of fiscal 2006 from the operation of businesses reported as discontinued operations versus income of $101 million in the comparable period of the prior year. This decline was due to $337 million of impairment charges recognized in the first nine months of fiscal 2006, the sale of the Direct Selling and U.S. Retail Coffee businesses in the second quarter of fiscal 2006, the sale of the European Branded Apparel business in February 2006, and lower operating results in the remaining discontinued operations.

Gain on the Sale of Discontinued Operations

During fiscal 2006, the corporation has sold three of the seven businesses reported as discontinued operations. The gain recognized in the third quarter and first nine months of fiscal 2006 are summarized in the following table. A further discussion of each disposition follows:

	Third Quarter of Fiscal 2006			First Nine Months of Fiscal 2006
(In millions)	Pretax Gain / (Loss) on Sale	Tax (Charge) / Benefit	After-tax Gain / (Loss)	Pretax Gain on Sale	Tax (Charge) / Benefit	After-tax Gain
European Branded Apparel	$34	$40	$74	$34	$40	$74
U.S. Retail Coffee	—	—	—	5	(2)	3
Direct Selling	(10)	3	(7)	303	(98)	205

Total	$24	$43	$67	$342	$(60)	$282

Businesses Sold in the Third Quarter of Fiscal 2006

European Branded Apparel – During the third quarter of fiscal 2006, the corporation sold substantially all of the Branded Apparel Europe business. Using foreign exchange rates on the date of the transaction, the corporation received cash proceeds of $117 million and recognized pretax and after-tax gains of $34 million and $74 million, respectively. The tax benefit recognized on the transaction resulted from a capital loss which the corporation was able to carryback against a capital gain recognized in a prior transaction. The definitive sales agreement provides for the sale of certain operations in the Philippines; however, transfer of legal title to these assets is awaiting the receipt of local government approval. Once such approval is received, and title to the assets transferred, the corporation expects to receive additional cash proceeds of $3.5 million and recognize the sale of these assets.

Under the terms of the transaction, the corporation can receive additional cash proceeds if the buyer receives cash distributions as a result of certain events such as the sale of the business, the payment of dividends, or redemption of capital or loans. Distributions of available cash from the sold business will be made in the following order:

•	The buyer will first receive any amounts owed as a result of working capital and other purchase price adjustments.

•	After the purchase price adjustments are satisfied, the corporation will receive 49% of the next 200 million euros of cash distributions.

•	If additional cash is distributed, the corporation may receive between 15% and 25% of these amounts.

If any amounts are received, they will be recognized in income when the cash is received. The corporation has no continuing involvement in the business after the date of sale and does not expect any material direct cash inflows or outflows with the sold entity.

Under the terms of the sale agreement, the corporation retained certain under-funded pension obligations related to this business. As a result of the transaction, the corporation is required to contribute 49.5 million British pounds in fiscal 2006 to fully fund the obligations. It is anticipated that the trustees of these plans will purchase annuities for the plan participants and it is expected that this action will result in a settlement loss. The exact timing of the settlement of these obligations has not been determined. See Note 7, titled “Pensions”, for further information on cash contributions to the corporation’s defined benefit pension plans.

The European Branded Apparel business was previously included in the corporation’s Branded Apparel segment.

Businesses Sold Prior to the Third Quarter of Fiscal 2006

Direct Selling – On August 10, 2005, the corporation announced that it had entered into a definitive agreement to sell this business, and in December 2005, the corporation completed the sale of substantially all of the operations to Tupperware Corporation. The net pretax and after-tax gain recognized on the sale of the Direct Selling business was $303 million and $205 million, respectively, and the corporation received the following consideration:

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

The definitive sales agreement provides for the sale of the Direct Selling business in the Philippines; however, transfer of legal title to these assets is awaiting the receipt of local government approval. The selling price of this component of the business has been placed in escrow pending the receipt of these approvals. Upon receipt of the $38 million of escrowed funds and transfer of title to the assets, the corporation expects to recognize a pretax and after-tax gain of $28 million and $19 million, respectively.

The sales agreement provides for working capital and other customary post-closing adjustments relating to the assets transferred. The final resolution of these items will impact the gain recognized. During the third quarter of fiscal 2006, the corporation completed certain customary post-closing adjustments and recorded a reduction in the net gain of $7 million. The corporation expects to complete the remaining post-closing adjustments in the fourth quarter of fiscal 2006 or early fiscal 2007. Under the terms of the sales agreement, the corporation has no significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

The Direct Selling business had previously been reported within the Household and Body Care segment.

U.S. Retail Coffee – In the first quarter of fiscal 2006, the corporation announced that it had entered into an agreement to sell its U.S. Retail Coffee business and in the second quarter of fiscal 2006, the transaction closed. In the second quarter of fiscal 2006, the corporation received $82.5 million of cash at closing and recognized a pretax and after-tax gain of $5 million and $3 million, respectively.

The sales agreement provides for working capital and other customary post-closing adjustments relating to the assets transferred. The final resolution of these items may impact the gain recognized. In addition, the agreement provides for a future payment of up to $2.5 million if the business generates a defined level of profits in the first year after the disposal. Any amounts received will be recognized in income when they are received.

Under the terms of the sales agreement, the corporation has no significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

Prior to the change in the corporation’s reportable segments, the U.S. Retail Coffee business had been reported as part of the Beverage segment.

Carrying Value of Assets Sold – The carrying value of the major classes of assets sold were as follows:

	Carrying Value of Assets and Liabilities Sold
	Direct Selling	U.S. Retail Coffee	European Branded Apparel	Total
Current Assets	$157	$46	$411	$614
Property	36	17	—	53
Intangibles	96	35	—	131
Other Noncurrent Assets	15	—	10	25

Total Assets	$304	98	421	823

Current Liabilities	95	24	261	380
Noncurrent Liabilities	37	—	86	123

Total Liabilities	132	24	347	503

Net Assets Sold	$172	$74	$74	$320

Other Businesses Held for Sale

Four of the businesses reported as discontinued operations have not been sold as of April 1, 2006. The status of these operations is as follows:

European Meats – The carrying value of the net assets held for sale at the end of the third quarter of fiscal 2006 is $540 million. In May 2006, the corporation entered into exclusive negotiations to sell this business to Smithfield Foods. As the parties continue their discussions, the corporation will consult with employee representatives from the appropriate works council regarding the potential sale. Based upon current negotiations with the prospective buyer, the corporation does not expect to have any continuing involvement in the business after it is sold and does not expect to have any material direct cash inflows or outflows with the business after its disposition. In fiscal 2005, this business was reported as part of the Sara Lee Meats segment.

U.K. Apparel – It is expected that this business will be sold in two transactions with one buyer purchasing certain manufacturing operations in Sri Lanka and a separate buyer purchasing the Courtaulds operations centered in the U.K. The carrying value of the net assets of the U.K. Apparel business are approximately zero. Based on current negotiations with prospective buyers, the corporation does not expect to have any continuing involvement in the business after it is sold and does not expect to have any material direct cash inflows or outflows with the sold entity. In May 2006, the corporation announced that it had entered into a definitive agreement to sell the U.K. based Courtaulds business. In fiscal 2005, this business was reported as part of the Branded Apparel segment.

The planned sale of the U.K. Apparel operations will result in the corporation retaining certain pension obligations associated with the business to be sold. The fiscal 2006 net periodic benefit cost of these plans was $52 million and these costs are recognized in Selling, General and Administrative expenses of the corporation’s continuing operations. The projected benefit obligations of these plans, using a 5.3% discount rate, exceeded the plan assets by $483 million at the close of fiscal 2005. In the third quarter of fiscal 2006, the corporation entered into an agreement to fund the deficit in these plans over a 10-year period. This arrangement is described in Note 7 to these Consolidated Financial Statements.

European Nuts and Snacks – During the second quarter of fiscal 2006, the corporation entered into a definitive agreement to sell its European Nuts and Snacks business for 130 million euro which is equivalent to $158 million at the end of the third quarter of fiscal 2006. The sale transaction is subject to regulatory and other government approvals before the transaction can be completed. The closing date is expected to take place near the end of the current fiscal year. The carrying value of the net assets held for sale is approximately $26 million and the corporation does not expect to have any significant continuing involvement in this business after it is sold and does not expect to have any material direct cash inflows or outflows with the sold entity. In fiscal 2005, the operations of this business were previously included in the Beverage segment.

U.S. Meat Snacks – In March 2006, the corporation entered into a definitive agreement to sell its U.S. Meat Snacks business for $9 million. The carrying value of the net assets held for sale at the end of the third quarter of fiscal 2006 is $8 million. The corporation does not expect to have any significant continuing involvement in this business after it is sold and does not expect to have any material direct cash inflows or outflows with the sold entity. In fiscal 2005, this business was reported as part of the Sara Lee Meats segment. Subsequent to the end of the third quarter of fiscal 2006, in May 2006, the corporation completed the sale of the U.S. Meat Snacks business in accordance with the terms outlined above.

The following is a summary of the net assets held for sale as of April 1, 2006. These amounts include the net assets of the European Meats, U.K. Apparel, European Nuts and Snacks and U.S. Meat Snacks businesses, as well as the net assets of the Direct Selling and European Branded Apparel businesses in the Philippines. The summary below also includes certain assets that are held for sale and do not qualify as discontinued operations. The change in the net assets held for sale between July 2, 2005 and April 1, 2006 is primarily the result of the assets disposed of in completed sale transactions and impairments recognized since the beginning of the fiscal year.

	April 1, 2006	July 2, 2005
Cash and short-term investments	$32	$37
Trade accounts receivable	172	421
Inventories	185	606
Other current assets	72	108

Total current assets held for sale	461	1,172

Property	213	343
Trademarks and other intangibles	156	325
Goodwill	19	244
Other assets	2	26

Assets of discontinued operations held for sale	$851	$2,110

Notes payable	$17	$26
Accounts payable	157	379
Accrued expenses and other current liabilities	239	511

Total current liabilities held for sale	413	916

Other liabilities	56	163
Cumulative translation adjustment of businesses held for sale	(203)	(198)

Liabilities and cumulative translation adjustment of discontinued operations held for sale	$266	$881

5. Exit Activities and Business Dispositions

The reported results for the third quarter and first nine months of fiscal years 2006 and 2005 reflect amounts recognized for exit and disposal actions. Reported amounts also include the impact of certain activities that were completed for amounts more favorable than previously estimated and other restructuring plan adjustments. The following is a summary of the expense (income) associated with these actions. These amounts are recognized in the “Charges for (income from) exit activities and business dispositions” line of the Consolidated Statements of Income.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Exit and disposal programs:
Fiscal 2006 restructuring actions	$38	$—	$109	$—
Other restructuring actions	—	11	—	7

Total exit costs (income)	38	11	109	7
Business dispositions	(49)	(27)	(66)	(39)

Impact on income from continuing operations before income taxes	$(11)	$(16)	$43	$(32)

The impact of these actions on the corporation’s business segments and general corporate expenses is summarized as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
North American Retail Meats	$1	$(30)	$11	$(35)
North American Retail Bakery	2	—	4	(1)
Foodservice	4	—	4	—
International Beverage	(35)	—	10	—
International Bakery	(2)	—	3	—
Household and Body Care	9	—	(11)	(14)
Branded Apparel	2	—	2	(8)

Decrease (increase) in operating segment income	(19)	(30)	23	(58)
Increase in general corporate expenses	8	14	20	26

Total	$(11)	$(16)	$43	$(32)

The following provides a detailed description of the exit activities and business disposition actions impacting the reported results for the third quarter and first nine months of fiscal years 2006 and 2005.

Fiscal 2006

The reported results for fiscal 2006 reflect amounts recognized for exit activities and disposal actions that increased income from continuing operations before income taxes by $11 million for the third quarter and decreased income from continuing operations before income taxes by $43 million for the first nine months. During the third quarter and first nine months of fiscal 2006, the corporation approved a series of actions to exit certain business activities and lower its cost structure. Each of these actions is to be completed within a 12-month period after being approved. Offsetting these charges, in part, were gains realized on the disposal of certain assets. In addition, certain adjustments have been made to reflect the actual cost of planned headcount reductions and other plan changes. These adjustments are also reflected in the net charge. The components of the net charges recognized in the third quarter and first nine months of fiscal 2006 were as follows:

•	The corporation’s management approved a series of actions to terminate employees and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee groups. Actions to terminate 759 employees at a net cost of $36 million were approved in the third quarter. For the first nine months of fiscal 2006, actions to terminate 1,584 employees from continuing operations at a net cost of $102 million were approved. Certain changes have been made to the originally targeted headcount due to voluntary departures and other plan changes. The specific location of these employees and the status of the terminations are summarized in a table contained in this note.

•	During the third quarter and first nine months of fiscal 2006, the corporation recognized charges of $2 million and $7 million, respectively, for the exit of three leased facilities and various bakery stores in connection with the transformation efforts of the corporation. These costs consist of noncancelable lease and other contractual obligations.

•	During fiscal 2006, the corporation completed the disposal of certain assets and incurred costs associated with the preparation of certain businesses for disposal. The net effect of these actions resulted in the recognition of a net gain of $49 million for the third quarter of fiscal 2006. The $49 million of income from business dispositions consists of a $55 million gain on the sale of working capital related to a European rice product line, which was partially offset by a $6 million charge for professional fees to prepare businesses for disposition. The net gain recognized in the first nine months of the fiscal 2006 was $66 million, which consists of a $55 million gain on the sale of working capital related to a European rice product line, a $28 million gain realized on the sale of certain trademarks and inventory related to a line of skin care and sunscreen products, a $4 million gain realized on the disposal of an investment in a foreign branded apparel business and a $3 million gain related to the sale of a corporate aircraft for an amount more favorable than originally estimated. Offsetting these gains is $24 million of professional fees incurred in connection with preparing certain businesses for disposition. The total cash proceeds from the investment and asset dispositions were $124 million.

The following table summarizes the charges recognized for exit activities approved during fiscal 2006, excluding business dispositions, and the related status as of April 1, 2006. Any accrued liabilities remaining in the Condensed Consolidated Balance Sheet represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Exit Costs Recognized	Cash Payments	Accrued Exit Costs as of April 1, 2006
Employee termination and other benefits	$102	$(22)	$80
Noncancelable lease and other contractual obligations	7	(4)	3

	$109	$(26)	$83

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Food- service	International Beverage	Inter- national Bakery	Household and Body Care	Branded Apparel	Corporate	Total
United States	134	181	40	—	—	1	131	58	545
Europe	—	—	—	609	45	115	1	—	770
Australia	—	—	—	16	11	77	—	—	104
Mexico	—	—	—	—	—	—	165	—	165

	134	181	40	625	56	193	297	58	1,584

As of April 1, 2006:
Actions completed	121	138	19	346	29	71	—	10	734
Actions remaining	13	43	21	279	27	122	297	48	850

	134	181	40	625	56	193	297	58	1,584

Fiscal 2005

The reported results for the third quarter and first nine months of fiscal 2005 reflected amounts recognized for exit activities and disposal actions that increased income from continuing operations before income taxes by $16 million and $32 million, respectively. During the third quarter and first nine months, the corporation approved actions to exit certain business activities and lower its cost structure. In addition, certain exit activities were completed for amounts that were less than previously anticipated. The components of the net credits recognized in the third quarter and first nine months of fiscal 2005 were as follows:

•	During the third quarter of fiscal 2005, the corporation recognized a charge of $11 million related to the severance costs for certain officers of the corporation in accordance with existing benefit plans and local employment laws. Exit costs for the first nine months of fiscal 2005 consisted of these severance charges, offset in part by $4 million of income related to the completion of certain previously approved exit activities for amounts that were less than originally anticipated.

•	During the third quarter of fiscal 2005, the corporation recognized $27 million of income related to various business dispositions. Of this amount, $31 million relates to the gain recognized on the disposition of certain trademarks and other assets of the corporation’s canned meats business. Offsetting this gain is $4 million of professional fees incurred in connection with several planned future business dispositions. For the first nine months of fiscal 2005, the corporation recognized $39 million of income related to various business dispositions. Included in this amount are $55 million of gains related to various completed transactions in the North American Retail Meats, Household and Body Care and Branded Apparel businesses. The most significant of these gains is the $31 million gain related to the canned meat business, a $14 million gain related to the disposal of an ethnic skin care products line primarily sold in the U.S, and $6 million received from prior business dispositions. Offsetting these gains is $16 million of professional fees incurred in connection with several planned future business dispositions.

Status of Restructuring Reserves

Fiscal 2005 Exit Activities

During fiscal 2005, the corporation approved a series of actions to exit certain defined business activities and lower its cost structure. Each of these actions was to be completed within a 12-month period after being approved. The net impact was to reduce income from continuing operations before income taxes by $131 million. The components of this charge are as follows:

•	$123 million of the charge was for the cost associated with terminating 1,870 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee groups. Certain changes have been made to the originally targeted headcount due to voluntary departures and other plan changes. Adjustments have been made to reflect the actual cost of these terminations and are reflected in the net charge. The specific location of the employees and the status of the terminations are summarized in a table contained in this note.

•	$8 million of the net charge was for the cost of certain noncancelable lease and other contractual obligations. The lease costs related to the exit of 11 retail stores for the Branded Apparel segment. The other contractual obligations related to the exit of a German distribution agreement for the International Beverage business. The retail spaces had been exited by the end of fiscal 2005 and there are no remaining obligations owed to third parties.

The following table summarizes the charges taken for the exit activities approved during fiscal 2005 and the related status as of April 1, 2006. Any accrued liabilities remaining in the Condensed Consolidated Balance Sheet represent those cash expenditures necessary to satisfy remaining obligations.

(In millions)	Exit Costs Recognized	Cash Payments	Accrued Exit Costs as of April 1, 2006
Employee termination and other benefits	$123	$(52)	$71
Noncancelable lease and other contractual obligations	8	(3)	5

	$131	$(55)	$76

The majority of the cash payments to satisfy the accrued costs noted in the table above will be paid in the next year.

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	Inter- national Beverage	Inter-national Bakery	Household and Body Care	Branded Apparel	Corporate	Total
United States	24	152	241	—	—	—	716	10	1,143
Canada	—	—	—	—	—	—	209	—	209
Mexico	—	—	—	—	—	—	139	—	139
Europe	—	—	—	121	60	137	—	1	319
Australia	—	—	—	—	—	60	—	—	60

	24	152	241	121	60	197	1,064	11	1,870

As of April 1, 2006:
Actions Completed	23	148	125	82	48	153	951	11	1,541
Actions Remaining	1	4	116	39	12	44	113	—	329

	24	152	241	121	60	197	1,064	11	1,870

Other Restructuring Actions

In prior periods, the corporation had approved various actions to exit certain defined business activities and lower its cost structure. As of the end of the third quarter of fiscal 2006, these actions had been completed. The accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these actions total $13 million and represent various severance and noncancelable lease obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

6. Contingent Sale

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

7. Pensions

The components of the net periodic pension cost and the postretirement medical cost related to continuing operations for the third quarter and first nine months of fiscal 2006 and 2005 are as follows:

	Thirteen Weeks Ended April 1, 2006		Thirteen Weeks Ended April 2, 2005
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$31	$3	$36	$3
Interest cost	68	4	67	6
Expected return on plan assets	(65)	—	(61)	—
Amortization of
Transition (asset) obligation	—	—	—	—
Prior service cost	—	(5)	1	(4)
Net actuarial loss	19	1	21	1

Net periodic benefit cost	$53	$3	$64	$6

Curtailment gain	$—	$—	$—	$2

	Thirty-nine Weeks Ended April 1, 2006		Thirty-nine Weeks Ended April 2, 2005
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$99	$9	$105	$11
Interest cost	205	14	200	18
Expected return on plan assets	(194)	—	(181)	—
Amortization of
Transition (asset) obligation	—	(1)	—	(1)
Prior service cost	1	(14)	3	(12)
Net actuarial loss	61	2	63	2

Net periodic benefit cost	$172	$10	$190	$18

Curtailment gain	$—	$—	$—	$28

As indicated in the above table, the net periodic benefit cost of the corporation’s defined benefit pension plans was lower in the third quarter and first nine months of fiscal 2006 than in the comparable periods of fiscal 2005, primarily as a result of lower service cost and the expected return on plan assets increasing by a greater amount than the interest on plan obligations increased.

•	Effective on January 1, 2006, certain domestic employee groups ceased earning future pension benefits and this reduced the service cost component of the plan expense. The reduction in pension benefits was offset in part by increased costs related to defined contribution benefit plans.

•	The expected return on plan assets is based upon the fair value of plan assets and the assumed rate of return on those assets at the start of the year. The higher level of expected returns in fiscal 2006 is primarily due to an increase in the fair value of plan assets during fiscal 2005.

•	The interest on plan obligations is based on the projected benefit obligation of the plans and the discount rate assumption at the start of the fiscal year. The higher level of interest on plan obligations in fiscal 2006 is primarily due to an increase in plan obligations in fiscal 2005.

The net periodic benefit cost of the corporation’s postretirement medical and life insurance plans declined primarily as a result of plan amendments instituted in fiscal 2005 which eliminated post-65 coverage and increased cost sharing by covered employees in the North American bakery operations. These benefit changes reduced plan obligations and the interest on those obligations. In addition, the amendments increased the level of negative prior service cost being amortized in the determination of net periodic benefit expense.

The curtailment gain recognized in fiscal 2005 was as a result of the termination of certain bakery employees. The postretirement medical benefit plan in which these individuals participated had negative prior service cost from a previous plan amendment that was recognized upon termination of the employees.

In the first nine months of fiscal 2006, the corporation contributed $277 million in cash to its defined benefit pension plans, with $225 million of cash contributed in the third quarter of the year. At the present time, the corporation expects to contribute $323 million of cash to its pension plans in fiscal 2006. Approximately $5.2 million of the full-year funding is related to pension plans being assumed by the buyers of businesses classified as discontinued operations.

Included in the current year estimate is the anticipated payment of $85 million to fully fund certain pension obligations of the European Branded Apparel business. These obligations were retained when the business was sold on February 3, 2006. It is anticipated that the trustees of these plans will use substantially all of the proceeds to purchase annuities for plan participants at a future date, and this action will likely result in the recognition of a settlement loss. The exact timing of the settlement of these obligations has not been determined.

The corporation’s planned sale of its U.K. Apparel operations will result in the corporation retaining the pension obligations associated with the business to be sold. The projected benefit obligation of these plans, using a 5.3% discount rate, exceeded plan assets by $483 million at the close of fiscal 2005. The fiscal 2006 net periodic benefit cost of these plans was $52 million and these costs are recognized in the selling, general and administrative expenses of the corporation’s continuing operations. On April 4, 2006, the corporation signed a Funding and Guarantee Agreement with the Sara Lee U.K. Pension Plan Trustees. Significant provisions of this agreement are as follows:

•	The corporation will increase annual pension funding of these plans to 32 million British pounds through 2015. If at any time prior to January 1, 2016, Sara Lee Corporation ceases to have a credit rating equal to or greater than the following ratings, the annual pension funding will increase by 20%: Standard and Poor’s minimum credit rating of “BBB-”; Moody’s Investor Services minimum credit rating of “Baa3” and Fitch Ratings minimum credit rating of “BBB-”.

•	In fiscal 2016, the corporation will make a lump sum payment, if necessary, to ensure that the plans have achieved the funding required by U.K. pension protection fund (PPF) legislation. In all periods after 2016, the corporation will be required to make contributions sufficient to ensure that the plans continue to be funded to the PPF funding level. At the present time the PPF funding deficit is approximately 335 million British Pounds.

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

8. Acquisitions

At the end of the third quarter of fiscal 2006, the corporation acquired Butter-Krust Baking, a domestic fresh bakery business for $52 million of cash and the assumption of $20 million of debt and other liabilities. The acquisition of Butter-Krust will allow the corporation to expand its distribution of fresh baked products in the mid-Atlantic region. The excess of the purchase price over the net assets acquired was $44 million and has been preliminarily allocated to goodwill. The corporation expects to finalize the purchase price after third-party appraisers have completed their valuation work.

During the third quarter of fiscal 2006, the corporation acquired certain trademarks and working capital related to a Mexican processed meat business for $18 million of cash. The acquisition will allow the corporation to expand distribution of its meat products under these acquired trademarks in the Mexican marketplace. The purchase price has been preliminarily allocated to the assets and trademarks acquired and no goodwill has been recognized as a result of the transaction.

During the first quarter of fiscal 2006, the corporation acquired National Textiles, LLC, a domestic yarn and textile production company for $3 million in cash and the assumption of $84 million of debt. The fair value of the assets acquired, net of liabilities assumed, approximated the $3 million purchase price based upon preliminary valuations and no goodwill has been recognized as a result of the transaction. The corporation expects to finalize the purchase price allocation after third-party appraisers have completed their valuation work. Substantially all of the yarn and textiles produced by the acquired business will be used in products produced by the domestic Branded Apparel business.

9. Stock Based Compensation

The corporation has various stock option, employee stock purchase and stock award plans. At April 1, 2006, 71.8 million shares were available for future grant in the form of options, restricted shares or stock appreciation rights.

On July 3, 2005, the corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (FAS No. 123(R)) using the modified prospective method. FAS No. 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting FAS No. 123(R), the corporation will recognize compensation cost for all share-based payments granted after July 3, 2005, plus any awards granted to employees prior to July 3, 2005 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. The impact of adopting FAS No. 123(R) did not have a significant impact on income from continuing operations, income before income taxes, net income, cash flow from operations or earnings per share during the period.

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

During the thirteen and thirty-nine weeks ended April 2, 2005, had the cost of employee services received in exchange for equity instruments been recognized based on the grant date fair value of those instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” the corporation’s net income and earnings per share would have been impacted as shown in the following table.

(In millions)	Thirteen Weeks Ended April 2, 2005	Thirty-nine Weeks Ended April 2, 2005
Reported net income	$189	$867
Plus – Stock-based employee compensation included in reported net income, net of related tax effects	9	25
Less – Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(14)	(39)

Pro forma net income	$184	$853

Earnings per share:
Basic – as reported	$0.24	$1.10

Basic – pro forma	$0.23	$1.08

Diluted – as reported	$0.24	$1.09

Diluted – pro forma	$0.23	$1.07

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

	Thirty-nine Weeks Ended April 1, 2006	Thirty-nine Weeks Ended April 2, 2005
Weighted average expected lives	6.1 years	3.4 years
Weighted average risk-free interest rate	4.3%	3.2%
Range of risk-free interest rates	4.2 – 4.3%	2.8 – 3.7%
Weighted average expected volatility	26.2%	23.2%
Range of expected volatility	25.2 – 26.4%	22.8 – 24.5%
Expected dividend yield	4.2%	3.6%

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

A summary of the changes in stock options outstanding under the corporation’s option plans during the thirty-nine weeks ended April 1, 2006 is presented below:

Shares in Thousands and Intrinsic Value in Millions	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at July 2, 2005	53,543	$22.14	3.8	$25
Granted	2,002	19.54
Exercised	420	14.93
Canceled/expired	3,731	24.36

Options Outstanding at April 1, 2006	51,394	$21.93	3.3	$9

Options Exercisable at April 1, 2006	48,970	$22.03	3.0	$9

The weighted average grant date fair value of options granted during the first nine months of fiscal 2006 and the first nine months of fiscal 2005 was $4.01 and $2.85, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2006 and the first nine months of fiscal 2005 was $2 million and $44 million, respectively. The fair value of options that vested during the first nine months of fiscal 2006 was $6 million. The corporation received cash from the exercise of stock options during the first nine months of fiscal 2006 of $6 million. As of April 1, 2006, the corporation had $5 million of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted average period of 1 year.

Employee Stock Purchase Plan

The ESPP permits eligible full-time employees to purchase a limited number of shares of the corporation’s common stock at 85% of market value. Under the plan, the corporation sold 828 and 1,216 shares to employees in the first nine months of fiscal 2006 and in the first nine months of fiscal 2005, respectively. Compensation expense is calculated for the fair value of the employees’ purchase rights using the Black-Scholes model. Assumptions include an expected life of 1/4 of a year and weighted average risk-free interest rates of 4.2% in the first nine months of fiscal 2006, and 2.1% in the first nine months of fiscal 2005. Other underlying assumptions are consistent with those used for the corporation’s stock option plans described above. The weighted average fair value of individual options granted during the first nine months of fiscal 2006 and the first nine months of fiscal 2005 was $3.42 and $4.12, respectively. In November 2005, the corporation eliminated the 15% discount on shares acquired through the ESPP. Future purchases under the ESPP plan will be at the fair value of the shares.

Stock Unit Awards

Restricted stock units (RSUs) are granted to certain employees to incent performance and retention over periods ranging from one to five years. Upon the achievement of defined goals, the RSUs are converted into shares of the corporation’s common stock on a one-for-one basis and issued to the employees. A substantial portion of all RSUs vest solely upon continued future service to the corporation. A small portion of RSUs vest based upon continued future employment and the achievement of certain defined performance measures. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation is recognized over the period during which the employees provide the requisite service to the corporation. A summary of the changes in the stock unit awards outstanding under the corporation’s benefit plans during the first nine months of fiscal 2006 is presented below:

Shares in Thousands and Intrinsic Value in Millions	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested share units at July 3, 2005	8,088	$20.59	1.0	$159
Granted	2,471	19.23
Vested	(3,301)	19.71
Forfeited	(188)	20.62

Nonvested share units at April 1, 2006	7,070	$20.53	1.0	$126

Exercisable share units at April 1, 2006	216	$19.12	2.6	$4

The total fair value of share-based units that vested during the first nine months of fiscal 2006 was $65 million. As of April 1, 2006, the corporation had $48 million of total unrecognized compensation expense related to stock unit plans which will be recognized over the weighted average period of 1.3 years.

For all share-based payments, during the third quarter of fiscal 2006, the corporation recognized total compensation expense of $18 million, and recognized a tax benefit of $5 million. During the first nine months of fiscal 2006, the corporation recognized total compensation expense of $72 million, and recognized a tax benefit of $23 million. The corporation will satisfy the requirement for common shares for share-based payments by issuing newly authorized shares.

10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 3, 2004	$(793)	$(14)	$(587)	$(1,394)
Other comprehensive income (loss) activity	279	(38)	—	241

Balance at April 2, 2005	(514)	(52)	(587)	(1,153)

Other comprehensive income (loss) activity	(217)	38	(70)	(249)

Balance at July 2, 2005	(731)	(14)	(657)	(1,402)

Other comprehensive income (loss) activity	(15)	(31)	—	(46)

Balance at April 1, 2006	$(746)	$(45)	$(657)	$(1,448)

Comprehensive income in the third quarters of fiscal 2006 and 2005 was $72 million and $24 million, respectively. Comprehensive income in the first nine months of fiscal 2006 and 2005 was $501 million and $1,108 million, respectively.

11. Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s 2005 annual report on Form 10-K which is filed with the Securities and Exchange Commission. As of July 2, 2005, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $14 million. During the nine months ended April 1, 2006, $15 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $16 million of accumulated net derivative gains were released from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at April 1, 2006 of an accumulated loss of $45 million. At April 1, 2006, the maximum maturity date of any cash flow hedge was approximately 1 1/4 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months, net losses from Accumulated Other Comprehensive Income of approximately $18 million, at the time the underlying hedged transaction is realized.

Other disclosures related to hedge ineffectiveness, amounts excluded from the assessment of effectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur, have been omitted due to the insignificance of these amounts. During the nine months ended April 1, 2006, a net loss of $11 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

12. Litigation

Since 1995, three complaints have been filed on behalf of former employees of Aris Philippines, Inc. (“Aris”) alleging unfair labor practices associated with Aris’ termination of manufacturing operations in the Philippines. Each of these three complaints includes allegations with the same issues and facts. With regard to two of these complaints, Aris prevailed in the administrative hearings held in the Philippines. Although implicated in these complaints, Sara Lee was not a party. The third complaint is a consolidation of cases filed from 1998 through July 1999 by individual complainants in the Republic of the Philippines, Department of Labor and Employment, National Labor Relations Commission. On December 11, 1998, the complaint was amended to name Sara Lee as a party. The case is styled: Emelinda Mactlang, et al. v.

Aris Philippines, Inc., et al. In the underlying proceedings the arbitrator ruled against Sara Lee and awarded the plaintiffs $60 million in damages and fees. Sara Lee is appealing this administrative ruling. Sara Lee believes that the plaintiffs’ claims are without merit and is vigorously defending the remaining complaint. However, no assurance can be given that an adverse outcome in the matter will not occur.

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

14. Goodwill and Intangible Assets

Goodwill increased from $3,018 million at July 2, 2005 to $3,067 million at April 1, 2006. This was primarily due to the $44 million of goodwill recognized in the preliminary purchase price allocation of the Butter-Krust acquisition that is described in Note 8 to the financial statements and changes in foreign currency exchange rates. In addition, the corporation recognized a $1 million impairment charge related to an International Beverage business as part of its annual goodwill review. This charge is recognized in continuing operations in the selling, general and administrative expense caption of the income statement.

Trademarks and other identifiable intangible assets declined from $1,395 million at July 2, 2005 to $1,336 million at April 1, 2006. This reduction was primarily due to amortization and changes in foreign exchange rates. At the end of the second quarter of 2006, the corporation concluded that an apparel trademark with a carrying value of $79 million no longer had an indefinite life and it would be amortized in future periods. As of April 1, 2006, approximately 87% of the corporation’s identifiable intangible assets are being amortized.

Item II

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the third quarter and first nine months of fiscal 2006 compared with the third quarter and first nine months of fiscal 2005 and a discussion of the changes in financial condition and liquidity during the first nine months of fiscal 2006. The following is an outline of the analyses included herein:

•	Overview

•	Third Quarter of Fiscal 2006

•	First Nine Months of Fiscal 2006

•	Cash Flow

•	Description of the Business Segments

•	Transformation Plan

•	Consolidated Results – Third Quarter of Fiscal 2006 Compared with Third Quarter of Fiscal 2005

•	Operating Results by Business Segment – Third Quarter of Fiscal 2006 Compared with Third Quarter of Fiscal 2005

•	Consolidated Results – First Nine Months of Fiscal 2006 Compared with First Nine Months of Fiscal 2005

•	Operating Results by Business Segment – First Nine Months of Fiscal 2006 Compared with First Nine Months of Fiscal 2005

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Overview

Third Quarter of Fiscal 2006

Continuing Operations – During the third quarter of fiscal 2006, net sales decreased by $55 million, or 1.4%, over the third quarter of fiscal 2005, to $3,789 million. Changes in foreign currencies, particularly in the European euro and the British pound, decreased reported net sales by $71 million, or 1.9%. Net sales were impacted by acquisitions and dispositions in both fiscal 2006 and 2005 and these reduced net sales by $18 million, or 0.4%. The remaining net sales increase was $34 million, or 0.9%, as sales increases in the North American Retail Meats, North American Retail Bakery, Foodservice and the International Beverage segments were partially offset by declines in the International Bakery, Household and Body Care and Branded Apparel segments.

Operating income for the corporation in the third quarter of fiscal 2006 declined by $44 million, or 14.4%, and was composed of the following:

•	The corporation’s gross profit declined by $22 million, primarily as a result of lower unit volumes in certain segments, and higher commodity and energy costs that led to a slightly lower gross profit margin percentage.

•	SG&A expenses in the third quarter of fiscal 2006 increased by $17 million over the comparable period of the prior year. As a percent of sales, SG&A expenses increased from 29.8% in the third quarter of fiscal 2005 to 30.7% in the third quarter of fiscal 2006. The impact of the ongoing transformation expenses and other cost increases more than offset savings from the transformation plan and lower advertising and promotion costs.

•	In the third quarter of fiscal 2006, the corporation recognized income of $11 million from exit activities and business dispositions, while in the third quarter of fiscal 2005, the corporation recognized $16 million of income.

Pretax income from continuing operations declined $51 million, or 20.1%, as a result of the $44 million decline in operating income and a $7 million increase in net interest expense. The effective tax rate on continuing operations declined from 39.1% in the third quarter of fiscal 2005 to 30.6% in the third quarter of fiscal 2006. This reduction was primarily attributable to the favorable outcome of a foreign tax contingency and the recognition of a tax benefit associated with the disposition of certain assets.

As a result of these factors, income from continuing operations declined by $14 million or 9.0%.

Discontinued Operations – The corporation has reported its Direct Selling, U.S. Retail Coffee, European Branded Apparel, U.K. Apparel, European Nuts and Snacks, European Meats and U.S. Meat Snacks businesses as discontinued operations. The European Branded Apparel operation was sold in the third quarter.

•	The operating results of the discontinued businesses are presented in Note 4 to the Consolidated Financial Statements. In the third quarter of fiscal 2006, the corporation recognized a $162 million loss from the operation of businesses reported as discontinued operations versus income of $38 million in the comparable period of the prior year. This decline was due to the $167 million impairment charge recognized in fiscal 2006, the earnings impact of the disposition of the Direct Selling and U.S. Retail Coffee businesses that were sold in the second quarter of fiscal 2006, the sale of the European Branded Apparel business in February 2006 and lower operating results in the remaining discontinued operations.

•	During the third quarter of fiscal 2006, the corporation sold its European Branded Apparel operation and completed certain post-closing adjustments related to its Direct Selling business. As a result, the corporation recognized a pretax and after-tax gain of $24 million and $67 million, respectively.

Net income in the third quarter of fiscal 2006 decreased by $147 million, or 77.4%, and diluted EPS decreased $0.18, or 75.0%, primarily from the decline related to discontinued operations of $133 million.

First Nine Months of Fiscal 2006

Continuing Operations – During the first nine months of fiscal 2006, net sales decreased by $159 million, or 1.3%, over the first nine months of fiscal 2005, to $11,844 million. Changes in foreign currencies, particularly in the European euro and the British pound, decreased reported net sales by $112 million, or 0.9%. Net sales were impacted by acquisitions and dispositions in the first nine months of both fiscal 2006 and 2005 and the impact of these transactions reduced net sales by $73 million, or 0.6%. The remaining net sales increase was $26 million as sales increased in each of the corporation’s business segments except the Household and Body Care and Branded Apparel segments.

Operating income for the corporation in the first nine months of fiscal 2006 declined by $246 million, or 22.0%, and was composed of the following:

•	The corporation’s gross profit declined by $107 million primarily as a result of higher costs for certain raw materials, commodities and energy costs, which contributed to the 0.4% decline in the gross profit margin.

•	SG&A expenses in the first nine months of fiscal 2006 increased by $61 million over the comparable period of the prior year. As a percent of sales, SG&A expenses increased from 29.3% in the first nine months of fiscal 2005 to 30.2% in the first nine months of fiscal 2006. The impact of the ongoing transformation expenses and other cost increases more than offset savings from the transformation plan and lower advertising and promotion costs.

•	In the first nine months of fiscal 2006, the corporation recognized a charge of $43 million for exit activities and business dispositions, while in the first nine months of fiscal 2005, the corporation recognized $32 million of income from exit and business disposition activities.

•	The corporation received and recognized contingent sales proceeds of $114 million in the first nine months of fiscal 2006 and $117 million of contingent sales proceeds in the first nine months of fiscal 2005 from the sale of the corporation’s cut tobacco business. These payments represent the annual payments for fiscal 2006 and 2005.

Income from continuing operations before income taxes declined by $276 million, or 28.2%, as a result of the $246 million decline in operating income and higher short-term interest rates which increased net interest expense by $30 million. The effective tax rate for the first nine months of fiscal 2006 and fiscal 2005 were 25.9% and 21.7%, respectively. The increase in the effective tax rate was primarily due to an increased level of taxes provided to repatriate to the U.S. the earnings on non-U.S. operations. In fiscal 2005, the corporation was able to repatriate a significant amount of accumulated earnings under the American Jobs Creation Act, while in fiscal 2006, the repatriation of current year earnings has a higher effective tax rate.

Discontinued Operations – The corporation reported its Direct Selling, U.S. Retail Coffee, European Branded Apparel, U.K. Apparel, European Nuts and Snacks, European Meats and U.S. Meat Snacks businesses as discontinued operations and several operations were sold prior to the close of the nine month period.

•	The operating results of the discontinued businesses are presented in Note 4 to the financial statements. In the first nine months of fiscal 2006, the corporation recognized a $256 million loss from the operation of the businesses reported as discontinued operations versus income of $101 million in the comparable period of the prior year. This decline was due to $337 million of impairment charges recognized in the first nine months of fiscal 2006, the earnings impact of the disposition of the Direct Selling and U.S. Retail Coffee businesses in the second quarter of fiscal 2006, the sale of the European Branded Apparel business in February 2006 and lower operating results in the remaining discontinued operations.

•	As noted earlier, the corporation also recognized an after-tax gain of $282 million as a result of disposing of several businesses in the first nine months of fiscal 2006.

Net income in the first nine months of fiscal 2006 decreased by $320 million, or 36.9%, and diluted EPS decreased by $0.38, or 34.9%, primarily due to the decline of $245 million in income from continuing operations and the $75 million decrease related to discontinued operations.

A table which summarizes the significant items that impacted the third quarters and first nine months of fiscal 2006 and 2005 is presented below.

Impact of Significant Items on Income From Continuing Operations and Net Income

	13 Weeks Ended April 1, 2006				13 Weeks Ended April 2, 2005
In millions, except per share data	Pretax Impact	Tax	Net Income	Diluted EPS Impact (1)	Pretax Impact	Tax	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$197	$(60)	$137	$0.18	$248	$(97)	$151	$0.19

Net income			$42	$0.06			$189	$0.24

Significant items affecting comparability of income from continuing operations and net income:
(Charges for) income from exit activities and business dispositions:
(Charges for) income from exit activities	$(38)	$11	$(27)	$(0.03)	$(11)	$4	$(7)	$(0.01)
(Charges for) income from business disposition activities	49	(17)	32	0.04	27	(9)	18	0.02

Subtotal	11	(6)	5	0.01	16	(5)	11	0.01

(Charges) to cost of sales and SG&A expenses
Transformation charges in cost of sales and SG&A	(44)	17	(27)	(0.04)	—	—	—	—
Accelerated depreciation and amortization	(8)	2	(6)	(0.01)	(4)	1	(3)	—
Bakery curtailment gain	—	—	—	—	2	(1)	1	—

Impact of significant items on income from continuing operations before income taxes:	(41)	13	(28)	(0.04)	14	(5)	9	0.01

Significant tax matters affecting comparability:
Dutch tax rate change	—	—	—	—	—	—	—	—

Impact of significant items on income from continuing operations:	(41)	13	(28)	(0.04)	14	(5)	9	0.01

Significant items impacting discontinued operations:
European Branded Apparel impairment	—	(2)	(2)	—	—	—	—	—
U.K. Apparel impairment	(33)	—	(33)	(0.04)	—	—	—	—
European Meats impairment	(125)	—	(125)	(0.16)	—	—	—	—
U.S. Meat Snacks impairment	(12)	5	(7)	(0.01)	—	—	—	—
Charges for exit activities and transformation expenses	—	—	—	—	—	—	—	—
Tax benefit from European Meats	—	6	6	0.01	—	—	—	—
Net gain on the sale of Direct Selling, and European Branded Apparel operations	24	43	67	0.09	—	—	—	—

Impact of significant items on net income	$(187)	$65	$(122)	$(0.16)	$14	$(5)	$9	$0.01

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

Impact of Significant Items on Income From Continuing Operations and Net Income

	39 Weeks Ended April 1, 2006				39 Weeks Ended April 2, 2005
In millions, except per share data	Pretax Impact	Tax	Net Income	Diluted EPS Impact (1)	Pretax Impact	Tax	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$703	$(182)	$521	$0.68	$979	$(213)	$766	$0.96

Net income			$547	$0.71			$867	$1.09

Significant items affecting comparability of income from continuing operations and net income:
(Charges for) income from exit activities and business dispositions:

(Charges for) income from exit activities	$(109)	$35	$(74)	$(0.10)	$(7)	$2	$(5)	$(0.01)
(Charges for) income from business disposition activities	66	(23)	43	0.06	39	(12)	27	0.04

Subtotal	(43)	12	(31)	(0.04)	32	(10)	22	0.03

(Charges) income to cost of sales and SG&A expenses
Transformation charges in cost of sales and SG&A	(111)	39	(72)	(0.09)	—	—	—	—
Hurricane losses	(5)	2	(3)	—	—	—	—	—
Accelerated depreciation and amortization	(29)	10	(19)	(0.02)	(29)	7	(22)	(0.03)
Change in vacation policy	14	(5)	9	0.01	—	—	—	—
Bakery curtailment gain	—	—	—	—	28	(10)	18	0.02

Impact of significant items on income from continuing operations before income taxes:	(174)	58	(116)	(0.15)	31	(13)	18	0.02

Significant tax matters affecting comparability
Dutch tax rate change	—	—	—	—	—	24	24	0.03

Impact of significant items on income from continuing operations:	(174)	58	(116)	(0.15)	31	11	42	0.05

Significant items impacting discontinued operations:
European Branded Apparel impairment	(179)	47	(132)	(0.17)	—	—	—	—
U.S. Retail Coffee impairment	(44)	5	(39)	(0.05)	—	—	—	—
U.K. Apparel impairment	(34)	—	(34)	(0.04)	—	—	—	—
European Meats impairment	(125)	—	(125)	(0.16)	—	—	—	—
U.S. Meat Snacks impairment	(12)	5	(7)	(0.01)	—	—	—	—
Charges for exit activities and transformation expenses	(8)	3	(5)	(0.01)	—	—	—	—
Tax benefit from Direct Selling and European Meats	—	49	49	0.06	—	—	—	—
Gain on the sale of Direct Selling, U.S. Retail Coffee and European Branded Apparel operations	342	(60)	282	0.37	—	—	—	—

Impact of significant items on net income	$(234)	$107	$(127)	$(0.16)	$31	$11	$42	$0.05

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

Cash Flow

Operating Activities - The corporation’s cash flow from operations in the first nine months of fiscal 2006 was $826 million as compared to $1,050 million in the comparable period of fiscal 2005. The $224 million decline was primarily due to a $245 million decline in income from continuing operations. While the operating results of discontinued operations declined, this was primarily attributable to non-cash impairment charges.

Investment Activities - Investment activities generated $421 million of cash in the first nine months of fiscal 2006 as compared to a $91 million use of cash in the comparable period of the prior year. This $512 million increase was primarily due to the fact that the corporation generated $600 million of additional cash flow from business dispositions, offset in part by $76 million of cash used to acquire businesses. During fiscal 2006, the corporation completed the sales of its Direct Selling, European Branded Apparel, and U.S. Retail Coffee businesses, and also disposed of the assets of the rice and sun care products companies. The funds expended on business dispositions primarily relates to the acquisition of the Butter-Krust Bakery business and a meat business in Mexico.

Financing Activities - Significant items impacting the cash generated and used in financing activities are as follows:

•	Cash generated from the issuance of common shares declined from $150 million to $22 million in the fiscal 2006 period. The elimination of the 15% discount on the purchase of shares through the employee stock purchase plan essentially eliminated employee purchases of the corporation’s stock and the lower stock price substantially reduced the exercise of employee stock options.

•	The corporation used $562 million of cash to purchase 30.1 million shares of common stock in fiscal 2006, as compared to a $345 million use of cash to purchase 15.9 million shares in the fiscal 2005 period. The corporation intends to repurchase additional shares with a value of up to $450 million in early fiscal 2007. The repurchase will likely occur after the spin-off of Branded Apparel Americas/Asia; however, the timing and amount of future share repurchases may also be influenced by market conditions and other factors.

•	During the first nine months of fiscal 2006 and fiscal 2005, the corporation had net repayments of long-term debt of $208 million and $645 million, respectively, by utilizing a combination of cash on hand and the issuance of short-term debt.

•	At the end of the third quarter of fiscal 2006, the corporation did not utilize cash on the balance sheet to repay outstanding notes payable borrowings as it had done at the end of the third quarter of 2005 and the end of fiscal 2005. At the end of the third quarter of fiscal 2005 and the end of fiscal 2005, the corporation scheduled certain notes payable obligations, primarily in the form of short-term commercial paper, to mature prior to the end of the fiscal period. Cash on hand in various operating units in different geographic locations was utilized to repay these commitments when they matured. At the beginning of the subsequent quarter, issuances of commercial paper were made and cash was returned to the corporation’s operating locations. Shortly before the end of fiscal 2005, using cash on hand, the corporation repaid $2,080 million of outstanding notes payable. That is, notes payable and cash would have been higher at the end of fiscal 2005 by $2,080 had the cash repayments not been made. As a result of the decision not to utilize cash on hand to repay outstanding notes payable, the corporation had $1,972 of cash on the balance sheet at the end of the third quarter of fiscal 2006 versus $533 million at the end of fiscal 2005, and had outstanding notes payable of $1,595 million at the end of the third quarter of fiscal 2006, versus $239 at the end of fiscal 2005.

Further information and details regarding the performance of the corporation and its business segments follows.

Description of the Business Segments

During fiscal 2006, the corporation reorganized its business operations around distinct customers, consumers and geographic markets in order to build functional excellence, increase strategic focus and simplify the organization. As a result of these changes, the corporation reorganized its business operations and reports its results in seven business segments. Historical results have been restated to present the business segments on a comparable basis. The following is a general description of the corporation’s seven business segments.

•	North American Retail Meats – sells a variety of meat products including hot dogs, corn dogs, breakfast sausages and sandwiches, bacon, smoked and dinner sausages, as well as premium deli and luncheon meats.

•	North American Retail Bakery – sells a wide variety of fresh and frozen baked products including bread, buns and bagels as well as specialty items including frozen pies, cakes and cheesecakes.

•	Foodservice – sells meats, bakery and coffee products to four primary channels in North America – broad-line foodservice distributors, national restaurant chains, convenience stores and retail locations – providing on-the-go meal solutions.

•	International Beverage – sells coffee and tea products to retail and foodservice customers primarily in Europe, Brazil and Australia.

•	International Bakery – sells frozen bakery, dough products and a variety of fresh bread products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides.

•	Branded Apparel – sources, manufactures and markets basic branded apparel products including men’s and women’s underwear, intimate apparel, casualwear, socks and sheer hosiery in the Americas and Asia.

Transformation Plan

In February 2005, the corporation announced a transformation plan designed to improve the corporation’s performance and better position Sara Lee for long-term growth. The plan is expected to be completed by fiscal 2010 and a number of significant gains and losses are anticipated to be recognized over this period. The following is an update on the actions taken in the transformation plan and the impact on the third quarter and first nine months of fiscal 2006.

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

The corporation expects to finalize the employee centralization in the fall of 2006. In the third quarter of fiscal 2006, management approved a formal plan to centralize the research and development activities for North America into a temporary single site by the summer of 2006, while management starts construction on a permanent North American research center.

In Europe, the corporation has started executing plans to centralize management into a single location per country or region. Each centralized location would be supported by a shared services organization which will provide back-office functions. As a result of the plans to centralize management and eliminate operating locations, certain planned workforce reductions are in process.

As a result of these actions, pretax charges of $90 million were recognized in the third quarter of fiscal 2006 related to exit activities, transformation costs and accelerated depreciation and amortization in order to simplify the organizational structure. In the first nine months of fiscal 2006, the corporation has recognized pretax charges from transformation and exit activities of $249 million, including $109 million of severance costs, $29 million of accelerated depreciation and amortization, $21 million of employee retention costs, $17 million of relocation costs, $11 million of recruiting costs, and $62 million related to consulting, information technology and other transformation and exit efforts. Additional restructuring actions are expected over the life of the transformation plan and further details regarding these actions is contained in this Management Discussion and Analysis section and in Note 5, titled “Exit Activities and Business Dispositions” to the Consolidated Financial Statements.

Portfolio Changes

The corporation announced plans to dispose of a number of businesses in order to concentrate financial and management resources on a smaller number of entities that are better positioned for growth. At the close of the third quarter of fiscal 2006, seven of these businesses had been reported as discontinued operations. The status of the portfolio changes is as follows:

•	Direct Selling – Substantially all of this business was sold in December 2005 and an after-tax gain of $205 million was recognized as a result of this transaction. The disposition of the Direct Selling operations in the Philippines is expected to close in late fiscal 2006 after receiving government approval.

•	U.S. Retail Coffee – This business was sold in December 2005. An after-tax gain of $3 million was recognized as a result of this transaction.

•	European Branded Apparel – Substantially all of this business was sold in February 2006 and an after-tax gain of $74 million was recognized. The sale of the Branded Apparel operations in the Philippines is awaiting certain regulatory licenses and is expected to close in the fourth quarter of fiscal 2006.

•	European Nuts and Snacks – The corporation has entered into an agreement to sell this business and expects to close on this transaction in late fiscal 2006 or early fiscal 2007. The timing of the closing date is dependent upon the receipt of regulatory and government approvals.

•	United Kingdom (U.K.) Apparel – The corporation anticipates that this business will be sold prior to the end of the current fiscal year.

•	U.S. Meat Snacks – The corporation has entered into a definitive agreement to sell its U.S. Meat Snacks operations and expects to close this transaction in the fourth quarter of fiscal 2006.

•	European Meats – The corporation has entered into exclusive negotiations to sell this business and it was reported as a discontinued operation in the third quarter of fiscal 2006.

•	Branded Apparel Americas / Asia – The corporation is in the process of preparing to spin off this business in the first quarter of fiscal 2007.

Note 4 to the Consolidated Financial Statements contains a detailed discussion of the businesses reported as discontinued operations, the significant terms of the transactions completed to date and the impact these discontinued operations had on the reported results of the corporation.

Improving Operational Efficiency

The third element of the transformation plan involves several initiatives to improve the operational efficiency of the corporation. These initiatives include the following:

•	The simplification of the organization structure will result in the termination of a number of employees and the elimination of certain manufacturing facilities. The exit activities initiated by the corporation in fiscal 2006 are fully explained in other sections of this Management Discussion and Analysis and in Note 5, titled “Exit Activities and Business Dispositions,” in the Consolidated Financial Statements. In the remaining portion of fiscal 2006, the corporation expects to recognize additional exit costs to reduce employment levels in the organization and eliminate manufacturing capacity.

•	The company expects to reduce the number of brands utilized in its North American Retail Bakery business as well as to increase the research and development and marketing spending behind a smaller group of large brands. The carrying value of the trademarks in the North American Bakery operations at the end of the third quarter of fiscal 2006 was $317 million. The North American bakery customer relationship intangible asset may also be impacted by any decision to exit regional bakery brands. The carrying value of this asset was $137 million at April 1, 2006. When a plan is developed and approved by management to exit certain of these trademarks, the ongoing amortization will increase and a charge to recognize the impairment of these assets may result.

•	The corporation expects to make a substantial investment to improve information technology systems and processes. This is primarily related to the costs to implement a standardized information technology platform in the North American operations and the continued consolidation of information processing. There are a number of variables that impact the cost of installing and transitioning to new information systems. At the present time, the corporation expects that from fiscal 2006 through 2010, the cost of these information technology initiatives will be $235 million, with a substantial portion of the cost being incurred after fiscal 2006.

Consolidated Results – Third Quarter of Fiscal 2006 Compared with Third Quarter of Fiscal 2005

Continuing Operations – Operating results by business segment in the third quarter of fiscal 2006 compared with the third quarter of fiscal 2005 are as follows:

	Thirteen Weeks Ended
	Net Sales		Income From Continuing Operations Before Income Taxes
(In millions)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
North American Retail Meats	$607	$575	$46	$68
North American Retail Bakery	449	427	(3)	(16)
Foodservice	522	516	28	43
International Beverage	569	582	127	108
International Bakery	175	197	13	19
Household and Body Care	443	484	40	88
Branded Apparel	1,035	1,072	110	86

Total business segments	3,800	3,853	361	396
Intersegment sales	(11)	(9)	—	—

Total net sales and operating segment income, respectively	3,789	3,844	361	396

Amortization of intangibles	—	—	(18)	(17)
General corporate expenses	—	—	(89)	(81)

Total net sales and operating income, respectively	3,789	3,844	254	298
Net interest expense	—	—	(57)	(50)

Net sales and income from continuing operations before income taxes, respectively	$3,789	$3,844	$197	$248

The following table summarizes net sales and operating income performance for the third quarter of fiscal 2006 and 2005 and certain significant items that affected the comparability of these amounts.

	Thirteen Weeks Ended
Corporate Performance - (In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Net sales	$3,789	$3,844	$(55)	(1.4)%

Increase / (decrease) in net sales from changes in foreign currency exchange rates	$—	$71	$(71)
Acquisitions / dispositions	25	43	(18)

Total	$25	$114	$(89)

Operating income	$254	$298	$(44)	(14.4)%

Increase / (decrease) in operating income from receipt of contingent sale proceeds	$—	$—	$—
Changes in foreign currency exchange rates	—	15	(15)
Exit activities and business dispositions	11	16	(5)
Curtailment gain	—	2	(2)
Accelerated depreciation on facilities sold	(8)	(3)	(5)
Accelerated amortization of intangibles	—	(1)	1
Transformation charges	(44)	—	(44)
Acquisitions/dispositions	1	5	(4)

Total	$(40)	$34	$(74)

Net Sales

Consolidated net sales decreased $55 million, or 1.4%, in the third quarter of fiscal 2006 over the third quarter of fiscal 2005, to $3,789 million. Changes in foreign currency, particularly in the European euro and British pound, decreased reported net sales by 1.9%, or $71 million. The net impact of acquisitions and dispositions between the third quarter of fiscal 2006 versus the third quarter of fiscal 2005 reduced net sales by $18 million, or 0.4%. The remaining net sales increase of $34 million, or 0.9%, resulted from increases in net sales in the North American Retail Meats, North American Retail Bakery, Foodservice, and the International Beverage segments. The North American Retail Meats experienced higher sales primarily as a result of strategic pricing actions that increased unit volumes, while the higher sales in the North American Retail Bakery segment was primarily due to higher product pricing. Both the Foodservice and International Beverage segments had higher sales as a result of an improved product mix and higher unit selling prices, which were partially offset by lower unit volumes. In the International Bakery segment, lower unit volumes for fresh bread were the primary reason for the sales decline during the quarter. In the Household and Body Care segment, continued competitive pricing pressures in the marketplace were only partially offset by higher unit volumes, resulting in a decline in net sales. In the Branded Apparel segment, net sales declined primarily from lower unit volumes as certain large customers reduced inventories as compared to the prior year period and lower average pricing.

Unit Volumes

Unit volumes in the North American Retail Meats segment increased 6% with increases coming in both the U.S. and Mexico. Increased sales of branded fresh bread products and the corporation’s single serve retail coffee products were offset by declines for unbranded frozen bakery products resulting in unit volumes being unchanged in the third quarter in the North American Retail Bakery segment. Unit volumes decreased 3% in the Foodservice segment as declines in coffee products and bakery products were only partially offset by higher unit sales of meat products. In the International Beverage segment, unit volumes were unchanged as increases in the foodservice channel were offset by declines in the retail channel. In the International Bakery segment, unit volumes declined 4% as declines for fresh and frozen products in Europe and Australia, respectively, were only partially offset by increases for dough products in Europe. The unit volumes for the four core categories of the Household and Body Care segment increased 1% in the third quarter primarily due to strength in the body care and insecticide categories. In the third quarter, unit volumes declined 1% in the Branded Apparel segment based upon declines in the three categories of innerwear, sheer hosiery and in international markets as certain large customers reduced inventories during the period, the exit of certain low margin product lines within the innerwear, outerwear and international categories, and the decline in sheer hosiery shipments.

Gross Margin Percent

The gross margin percentage for the corporation declined by 0.1% in the third quarter of fiscal 2006, from 37.2% in the third quarter of fiscal 2005 to 37.1% in the third quarter of fiscal 2006, as three of the segments experienced higher gross margins and four of the segments experienced lower gross margins. The gross margin percentage in the North American Retail Meats segment increased 3.4% during the quarter as the segment experienced increased unit volumes, a favorable product mix and lower raw material commodity costs. The gross margin percentage in the Branded Apparel segment increased 2.7% as lower commodity costs were partially offset by lower unit volumes and higher energy costs, and the impact of higher slow moving inventory costs in the prior year period. In the North American Retail Bakery segment, higher product pricing was the primary contributor to a 1.1% increase in the gross margin percentage.

The Foodservice, International Beverage, International Bakery and Household and Body Care segments each experienced lower gross margin percentages. In the International Beverage segment, the full impact of higher commodity costs could not be fully passed along to the customer, which was the primary reason for a 4.2% decline in the gross margin percentage during the quarter. The Household and Body Care segment’s gross margin percentage declined by 3.4%, primarily from an unfavorable product mix, competitive pricing in the marketplace and unfavorable energy costs. In the International Bakery segment, the gross margin percentage declined by 1.6%, primarily due to a decline in unit volumes in Europe. In the Foodservice segment, the gross margin percentage declined by 1.3%, primarily from declines in unit volume for beverage and bakery products and higher energy costs.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Selling, general and administrative expenses:
SG&A expenses in the business segment results	$1,056	$1,048	$8	0.6%
Amortization of identifiable intangibles	18	17	1	6.3
General corporate expenses	89	81	8	9.4

Total SG&A expenses	$1,163	$1,146	$17	1.3%

Total selling, general and administrative (SG&A) expenses increased $17 million, or 1.3%, in the third quarter of fiscal 2006 over the comparable prior year quarter. Changes in foreign currency exchange rates, primarily in the euro, decreased SG&A expenses by $25 million, or 2.3%. Therefore, the remaining increase in SG&A expenses was $42 million, or 3.6%. Measured as a percent of sales, SG&A expenses increased from 29.8% in the third quarter of fiscal 2005 to 30.7% in the third quarter of fiscal 2006. SG&A expenses as a percentage of sales increased in four business segments and declined in three business segments. SG&A as a percent of sales increased in the North American Retail Meats, Foodservice, International Bakery, and Household and Body Care segments, and declined in the North American Retail Bakery, International Beverage and Branded Apparel segments.

Each of the corporation’s business segments experienced costs related to the corporation’s transformation activities. Transformation expenses are recognized in SG&A expenses in the business segments and in general corporate expenses and generally include accelerated depreciation on facilities that will be exited, relocation and recruiting expenses related to the centralization of the corporation’s management team, and costs associated with the disposition of various businesses.

Total SG&A expenses reported in the business segments increased by $8 million, or 0.6%, between the third quarter of fiscal 2005 and the third quarter of fiscal 2006, primarily due to costs associated with the corporation’s transformation program, partially offset by lower media advertising and promotion costs. Amortization of intangibles increased by $1 million in the third quarter of fiscal 2006 versus the third quarter of fiscal 2005. General corporate expenses, which are not allocated to the individual business segments, increased by $8 million, or 9.4%, as higher transformation expenses were partially offset by favorable foreign currency impacts.

As more fully described in Note 4 to the Consolidated Financial Statements, titled “Discontinued Operations,” the corporation has reported its U.K. Apparel business as a discontinued operation. The corporation’s sale of the U.K. Apparel business will result in the corporation retaining the pension plan for its U.K. employees and its related liabilities, and certain other liabilities for workers’ compensation claims. As a result, the corporation has recognized the net periodic costs associated with benefit plans being retained in general corporate expenses in all periods presented and will report future expenses related to these liabilities also as general corporate expenses. The reclassification of these expenses did not have a significant impact on the change in SG&A expenses between the periods.

Transformation Actions and Other Significant Items

The reported results for the third quarters of fiscal 2006 and fiscal 2005 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant amounts. These amounts include:

•	Business Transformation Costs – This includes costs to retain and relocate existing employees, recruit new employees, third-party consulting costs associated with transformation efforts and incremental depreciation costs associated with decisions to close facilities at dates sooner than originally anticipated. In addition, the business transformation effort has resulted in the corporation eliminating certain employee benefits which has reduced costs and positively impacted reported results.

•	Exit and Business Disposition Activities – These costs are reported on a separate line in the Consolidated Statement of Income. Exit activities primarily relate to charges taken to recognize severance actions approved by the corporation’s management and the exit of leased facilities or other contractual arrangements. Business disposition activities include costs associated with separating businesses targeted for sale and preparing financial statements for these businesses, as well as gains and losses associated with the disposition of asset groups that do not qualify for discontinued operations reporting.

The following is a summary of the transformation and other significant items that have impacted the third quarter of fiscal 2006 and the comparable period of fiscal 2005.

	Thirteen Weeks Ended
(In millions)	April 1, 2006	April 2, 2005
Cost of sales
Accelerated depreciation related to facility closures	$17	$3
Curtailment gain from bakery workforce reduction	—	(2)

Selling, general and administrative expenses
Transformation charges	44	—
Accelerated amortization of intangibles	—	1
Accelerated depreciation	(9)	—

Charges for (income from)
Exit activities	38	11
Business dispositions	(49)	(27)

Impact on income from continuing operations before income taxes	41	(14)

Income tax (benefit) expense	(13)	5

Impact on income from continuing operations	$28	$(9)

The impact of the costs (income) of the above actions on the corporation’s business segments and amortization expense are summarized as follows:

	Thirteen Weeks Ended
(In millions)	April 1, 2006	April 2, 2005
North American Retail Meats	$12	$(29)
North American Retail Bakery	4	(1)
Foodservice	6	(2)
International Beverage	(24)	—
International Bakery	(2)	—
Household and Body Care	13	2
Branded Apparel	3	—

Impact on the business segments	12	(30)
General corporate expenses	29	15
Accelerated amortization of intangibles	—	1

Impact on income from continuing operations before income taxes	$41	$(14)

Third Quarter of Fiscal 2006 – The amount recognized in “Cost of sales,” as noted in the table above, consists of $17 million of accelerated depreciation on facilities targeted for sale in the North American Retail Meats, International Beverage and Household and Body Care segments. The amounts recognized in “Selling, general and administrative expenses” include a charge of $44 million for actions related to the corporation’s transformation plan, which was partially offset by a $9 million credit related to accelerated depreciation. The corporation recognized $11 million of income related to exit activities and business dispositions during the third quarter of fiscal 2006. The $11 million of income consists of a $38 million charge for exit activities and a net $49 million of income related to business dispositions. The $38 million charge for exit activities consists of a $36 million charge for management’s approved actions related to the termination of 759 employees and a $2 million charge for the exit of certain leased facilities. The $49 million of income from business dispositions consists of a $55 million gain on the sale of working capital related to a European rice product line, which was partially offset by a $6 million charge to prepare businesses for disposition. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $41 million and $28 million, respectively, and reduce diluted EPS by $0.04.

Third Quarter of Fiscal 2005 – The amount recognized on the line titled “Cost of sales,” as noted in the table above, consists of a $2 million curtailment gain from the closure of certain Bakery plants, which was partially offset by a $3 million charge for accelerated depreciation on certain facilities to be sold in the Household and Body Care segment. SG&A expenses include a $1 million charge for accelerated amortization for the cost to abandon certain Bakery intangible assets. The line titled “Charges for (income from) exit activities and business dispositions” includes income of $16 million which consists of the following components: an $11 million charge for exit activities and a $27 million net gain from business dispositions. The $11 million charge primarily relates to certain approved severance actions. The $27 million net gain consists of a $31 million gain related to the disposition of trademarks, working capital and certain fixed assets related to a canned meats business, partially offset by a $4 million charge related to the cost to evaluate the disposition of certain other businesses. The net impact of these actions was to increase income from continuing operations before taxes and income from continuing operations by $14 million and $9 million, respectively, and increase diluted earnings per share by $0.01.

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

(In millions)	Actual Savings Recognized in Fiscal 2005	Anticipated Savings in Fiscal 2006	Actual Savings in the 3rd Quarter of Fiscal 2005	Actual Savings in the 3rd Quarter of Fiscal 2006
Restructuring Actions Approved in:
Fiscal 2004	$58	$87	$16	$21
Fiscal 2005	6	61	2	15
1st nine months of fiscal 2006	—	14	—	5

	$64	$162	$18	$41

In the remaining portion of fiscal 2006, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Under the corporation’s transformation plan, which is described earlier in this document, a number of businesses have been targeted for sale, or have been sold. The Direct Selling, European Branded Apparel, U.K. Apparel, U.S. Retail Coffee, European Nuts and Snacks, European Meats and U.S. Meat Snacks businesses have been targeted for disposal and reported as discontinued operations. The Branded Apparel Americas / Asia business has also been targeted for disposal. However, this business was classified as held for use at the end of the third quarter of fiscal 2006. The following table summarizes the actual and projected savings related to only those businesses that are expected to be a part of continuing operations after the targeted businesses are disposed of.

(In millions)	Actual Savings Recognized in Fiscal 2005	Anticipated Savings in Fiscal 2006	Actual Savings in the 3rd Quarter of Fiscal 2005	Actual Savings in the 3rd Quarter of Fiscal 2006
Restructuring Actions Approved in:
Fiscal 2004	$26	$27	$6	$7
Fiscal 2005	6	28	2	8
1st nine months of fiscal 2006	—	14	—	5

	$32	$69	$8	$20

Net Interest Expense

Net interest expense increased by $7 million in the third quarter of fiscal 2006, to $57 million, as a result of higher average interest rates on outstanding debt and lower interest income, partially offset by lower average debt balances due to the receipt of cash proceeds from business dispositions.

Income Tax Expense

The effective tax rate on continuing operations in the third quarter of fiscal 2006 and the comparable period of the prior year were impacted by a number of significant items.

•	The effective tax rate on continuing operations in the third quarter of fiscal 2006 was 30.6%. During the quarter, the corporation recognized a $57 million charge to repatriate to the U.S. approximately $220 million of cash related to the current year’s earnings outside the U.S. This charge was partially offset by a $33 million credit related to the favorable outcome of a foreign tax contingency and the recognition of a $14 million tax benefit associated with the disposition of certain assets outside the U.S. In total, these items increased the effective tax rate by 4.8%.

•	The effective tax rate on continuing operations in the third quarter of fiscal 2005 was 39.1%. During the quarter, the corporation recognized a tax charge of $51 million as a result of management’s approval of a plan to repatriate $928 million of accumulated income from controlled foreign corporations to the U.S. under the American Jobs Creation Act of 2004. This charge was partially offset by a $19 million benefit to adjust prior estimates on the cost of the repatriation of foreign earnings. In total, these items increased the effective tax rate by 13.0%

Income from Continuing Operations and Diluted Earnings Per Share (EPS)

Income from continuing operations in the third quarter of fiscal 2006 was $137 million, which was $14 million, or 9.0%, less than the prior year comparable period. The decline in income from continuing operations was primarily due to the following factors.

•	The corporation’s gross profit declined by $22 million, primarily as a result of lower unit volumes in certain business segments and higher commodity and energy costs which contributed to a slightly lower gross profit margin percentage.

•	SG&A expenses in the third quarter of fiscal 2006 increased by $17 million over the comparable period of the prior year primarily due to costs associated with the corporation’s transformation, higher distribution costs primarily related to higher energy and employee costs. SG&A expenses as a percentage of sales increased from 29.8% in the third quarter of fiscal 2005 to 30.7% in the third quarter of fiscal 2006.

•	In the third quarter of fiscal 2006, the corporation recognized income of $11 million for exit activities and business dispositions, while in the third quarter of fiscal 2005, the corporation recognized income of $16 million.

•	Due to the increase in average borrowing rates, net interest expense increased by $7 million in the third quarter of fiscal 2006.

•	Income tax expense decreased by $37 million in the third quarter of fiscal 2006 versus the third quarter of fiscal 2005.

Diluted EPS from continuing operations decreased from $0.19 in the third quarter of fiscal 2005 to $0.18 in the third quarter of fiscal 2006, a decrease of 5.3%. Diluted EPS declined at a lower rate than income from continuing operations as a result of lower average shares outstanding during the third quarter of fiscal 2006 than the third quarter of fiscal 2005. The corporation repurchased 1 million shares in the third quarter of fiscal 2006 due to the completion of the corporation’s previously announced accelerated share repurchase program that was initiated earlier in the fiscal year. In fiscal year 2006, the corporation has repurchased 30.1 million shares of common stock under the share repurchase program.

Discontinued Operations

Discontinued operations include the results of the corporation’s Direct Selling, U.S. Retail Coffee, European Branded Apparel, U.K. Apparel, European Nuts and Snacks, European Meats and U.S. Meat Snacks businesses. The following summarizes the results of the discontinued operations for the third quarters of fiscal 2006 and 2005.

In millions	Third Quarter of Fiscal 2006	Third Quarter of Fiscal 2005	Change	Percent Change
Net Sales	$488	$941	$(453)	(48.1)%

(Loss) income before taxes	$(167)	$57	$(224)
Income tax benefit (expense)	5	(19)	24
Gain of sale of discontinued operations	24	—	24
Income tax benefit (expense) on gain	43	—	43

Net income from discontinued operations	$(95)	$38	$(133)

Results of Discontinued Operations

Net sales of the discontinued operations decreased by $453 million, or 48.1%, in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. The corporation completed the sale of the European Branded Apparel business during the third quarter and completed the sale of the Direct Selling and the U.S. Retail Coffee businesses prior to the start of the third quarter. Therefore, a full quarter of comparable sales was not included in the fiscal 2006 period. Additionally, the remaining businesses reported in discontinued operations reported lower sales in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. Income before taxes declined by $224 million in the third quarter of fiscal 2006, as the corporation recognized $170 million of impairment charges in the current year third quarter. Additionally, certain businesses have been sold and a full quarter of results are not included in the current year period, and the remaining businesses reported lower profitability during the period. During the third quarter of fiscal 2006, the corporation recognized the following pretax impairment charges: a $33 million charge related to the U.K. Apparel business; a $125 million charge related to the European Meats business; and a $12 million charge related to the U.S. Meat Snacks business. Further details regarding these charges can be found in the note to the Consolidated Financial Statements titled, “Discontinued Operations.”

The corporation recognized a tax benefit in discontinued operations of $5 million in the third quarter of fiscal 2006, as compared to a tax provision of $19 million in the third quarter of fiscal 2005. The tax benefit reflected in the third quarter of fiscal 2006 was primarily impacted by the $125 million impairment loss for European Meats and the $33 million impairment loss for the U.K. Apparel business where no tax benefit was provided.

Gain on Sale of Discontinued Operations

The corporation completed the sale of its European Branded Apparel operations and completed certain post-closing adjustments related to its Direct Selling business during the third quarter of fiscal 2006 and recognized a pretax and after-tax gain of $24 million and $67 million, respectively. The $43 million tax benefit recognized on the sale of discontinued operations is primarily related to the sale of the European Branded Apparel operations which was completed during the period.

Consolidated Net Income and Diluted Earnings Per Share

Net income of $42 million in the third quarter of fiscal 2006 was $147 million, or 77.4% lower than reported in the prior year comparable period. The decrease in net income was primarily due to the impairment charges that contributed to the $162 million loss reported by the discontinued operations, the $14 million reduction in income from continuing operations, partially offset by the $67 million gain reported on the sale of discontinued operations. Diluted EPS decreased from $0.24 in the third quarter of fiscal 2005 to $0.06 in the third quarter of fiscal 2006, a decrease of 75.0%.

Operating Results by Business Segment – Third Quarter of Fiscal 2006 Compared with Third Quarter of Fiscal 2005

North American Retail Meats

	Thirteen Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume				6%

Net sales	$607	$575	$32	5.6%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(3)	$3
Dispositions	—	2	(2)

Total	$—	$(1)	$1

Operating segment income	$46	$68	$(22)	(31.9)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	(1)	29	(30)
Transformation charges	(7)	—	(7)
Accelerated depreciation on facilities sold	(4)	—	(4)

Total	$(12)	$29	$(41)

Unit volumes in the North American Retail Meats segment for processed meats increased 6%, as compared to the prior year, consisting of increases of 6% in the U.S. and 9% in Mexico. Unit volumes increased as the segment strategically reduced average selling prices for certain processed meat products, as compared to the prior year, and the recent introduction of several new products.

Net sales in the North American Retail Meats segment increased by $32 million, or 5.6%, to $607 million in the third quarter of fiscal 2006 from $575 million in the third quarter of the prior year. During the quarter, the strengthening of the Mexican peso increased reported net sales by $3 million, or 0.6%. Net sales of businesses disposed of since the beginning of the third quarter of fiscal 2005 reduced net sales by $2 million, or 0.4%. The remaining net sales increase of $31 million, or 5.4%, was primarily due to increases in unit volumes.

The North American Retail Meats gross margin percentage increased 3.4%, from 27.4% in the third quarter of fiscal 2005, to 30.8% in the third quarter of fiscal 2006 as the impact of lower commodity costs, higher unit volumes, and a favorable product mix were partially offset by price reductions and higher energy and packaging costs.

Operating segment income in North American Retail Meats decreased by $22 million, or 31.9%, from $68 million in the third quarter of fiscal 2005 to $46 million in the third quarter of fiscal 2006. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. During the third quarter of fiscal 2006, the North American Retail Meats segment recognized charges for exit activities, transformation charges and accelerated depreciation. During the third quarter of fiscal 2005, the segment recognized income from exit activities. The net impact of exit activities, accelerated depreciation, and transformation expenses between the third quarters of fiscal 2006 and 2005 decreased operating segment income by $41 million, or 81.9%. The remaining operating segment income increase of $19 million, or 50.0%, as compared to the same quarter of the prior year is primarily the result of higher gross margins, partially offset by the impact of higher selling, general and administrative expenses.

North American Retail Bakery

	Thirteen Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume(1)				—%

Net sales	$449	$427	$22	5.0%

Increase/ (decrease) in net sales from acquisitions	$8	$—	$8

Operating segment (loss) income	$(3)	$(16)	$13	81.2%

Increase / (decrease) in operating segment income from
Exit activities and business dispositions	$(2)	$—	$(2)
Curtailment gain	—	1	(1)
Transformation charges	(1)	—	(1)
Acquisition	1	—	1
Accelerated depreciation on facilities to be sold	(1)	—	(1)

Total	$(3)	$1	$(4)

(1)	Excludes the impact of acquisitions

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment were flat with the prior year during the third quarter, as sales increases of branded fresh bread products, particularly Sara Lee branded products, were offset by declines in certain private label and foodservice bread business and declines in frozen products due to the timing of the Easter holiday.

Net sales in the North American Retail Bakery segment increased $22 million, or 5.0% over the comparable prior year quarter. The third quarter of fiscal 2006 includes sales of $8 million from businesses that have been acquired after the start of fiscal 2005, which increased net sales by 1.9%. The remaining net sales increase of $14 million, or 3.1%, was primarily due to certain price increases to offset higher costs and growth in single serve beverage sales.

The gross margin percentage in the North American Retail Bakery segment increased 1.1% from 45.0% in the third quarter of fiscal 2005 to 46.1% in the third quarter of fiscal 2006 primarily due to price increases to offset higher energy, packaging and employee costs.

Operating segment income in the North American Retail Bakery segment improved by $13 million, from a loss of $16 million in the third quarter of fiscal 2005, to a loss of $3 million in the third quarter of fiscal 2006. The third quarter of fiscal 2006 included $1 million of income from an acquisition completed after the start of the third quarter of fiscal 2005, which increased profits by 3.2%. Also in the third quarter of fiscal 2006, the North American Retail Bakery segment recognized total net expenses of $4 million for exit activities, transformation expenses, and accelerated depreciation, while in the third quarter of fiscal 2005, the segment recognized $1 million of income from a curtailment gain. The net impact of these items in the third quarter of fiscal 2006 versus fiscal 2005 decreased operating segment income by $5 million, or 20.8%. The remaining operating segment income increase of $17 million, or 98.8% during the quarter, was primarily attributable to higher gross margin dollars, partially offset by higher fuel costs.

Foodservice

	Thirteen Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume				(3)%

Net sales	$522	$516	$6	1.0%

Operating segment income	$28	$43	$(15)	(33.1)%

Increase / (decrease) in operating segment income from
Exit activities and business dispositions	$(4)	$—	$(4)
Curtailment gain	—	1	(1)
Transformation charges	(1)	—	(1)
Accelerated depreciation on facilities to be sold	(1)	1	(2)

Total	$(6)	$2	$(8)

Net unit volumes in the Foodservice segment decreased 3% during the quarter as increases for meats were offset by declines in coffee and bakery products.

Net sales in the Foodservice segment increased $6 million, or 1.0%, over the comparable prior year quarter. Changes in foreign currency did not impact the reported net sales during the quarter. The increase in net sales was primarily attributable to increases in coffee pricing to cover higher commodity costs, partially offset by lower unit volumes and lower meat pricing.

The gross margin percentage in the Foodservice segment decreased 1.3% from 29.3% in the third quarter of fiscal 2005 to 28.0% in the third quarter of fiscal 2006, primarily from higher commodity and energy costs in the current year and lower unit volumes.

Operating segment income in the Foodservice segment decreased by $15 million, or 33.1%, from $43 million in the third quarter of fiscal 2005 to $28 million in the third quarter of fiscal 2006. In the third quarter of fiscal 2006, exit activities, transformation expenses and accelerated depreciation charges totaled a $6 million net charge, while in the third quarter of fiscal 2005, the segment experienced a net gain of $2 million from a curtailment gain and accelerated depreciation. The net impact of these items decreased operating segment income by $8 million, or 17.5%. The remaining operating segment income declined by $7 million, or 15.6%, primarily from the decline in gross margins, unit volumes and higher fuel costs.

International Beverage

	Thirteen Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume				—%

Net sales	$569	$582	$(13)	(2.3)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$31	$(31)
Dispositions	—	8	(8)

Total	$—	$39	$(39)

Operating segment income	$127	$108	$19	17.3%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$8	$(8)
Exit activities and business dispositions	35	—	35
Dispositions	—	2	(2)
Transformation charges	(11)	—	(11)

Total	$24	$10	$14

Net unit volumes in the International Beverage segment were flat overall versus the prior year quarter as unit volumes for roast and ground coffee products sold to retail customers decreased, while volumes for coffee products sold to foodservice customers increased. In the retail category, sales volume declined in Europe due to competitive pressures, but were partially offset by increases in Brazil after a price increase in a prior quarter reduced sales. In the foodservice category, unit volume improvements were attributable to increases in coffee concentrates in Europe, and certain export business.

Net sales in the International Beverage segment decreased by $13 million, or 2.3%, to $569 million in the third quarter of fiscal 2006. Within the segment, the impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $31 million, or 5.6%. Dispositions after the start of the third quarter of fiscal 2005 reduced sales by $8 million or 1.4%. The remaining net sales increase of $26 million, or 4.7%, compared to the comparable period of the prior year was primarily due to selling price increases to cover a portion of the higher green coffee commodity costs.

The gross margin percentage in the International Beverage segment decreased 4.2% from 45.9% in the third quarter of fiscal 2005 to 41.7% in the third quarter of fiscal 2006 primarily as a result of higher raw material costs which were not fully passed along to the customer in the form of higher selling prices due to competitive pricing pressures in the marketplace.

Operating segment income for the International Beverage segment increased $19 million, or 17.3%, to $127 million in the third quarter of fiscal 2006. Changes in foreign currency exchange rates decreased operating segment income by $8 million, or 9.2%. The International Beverage segment recognized $35 million of income in the third quarter of fiscal 2006 for exit activities partially offset by $11 million of transformation expenses, which together, increased operating segment income by 21.8%. The impact of businesses disposed of after the beginning of the third quarter of fiscal 2005 decreased operating segment income by $2 million, or 1.6%. The remaining operating segment income increase was $5 million, or 6.3%, resulting primarily from lower selling, general and administrative costs and reduced spending on media advertising and promotion.

International Bakery

	Thirteen Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume				(4)%

Net sales	$175	$197	$(22)	(11.2)%

Increase / (decrease) in net sales from changes in foreign currency exchange rates	$—	$16	$(16)

Operating segment income	$13	$19	$(6)	(30.5)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$2	$(2)
Exit activities and business dispositions	2	—	2

Total	$2	$2	$—

Net unit volumes in the International Bakery segment decreased in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005, as increases in shipments of dough products in Europe were offset by declines in fresh bread products in Europe and frozen bakery products in Australia.

Net sales in the International Bakery segment decreased $22 million, or 11.2%, over the comparable quarter of the prior year. There were no acquisitions or dispositions that impacted the International Bakery segment during the quarter. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $16 million, or 7.6%. The remaining net sales decrease of $6 million, or 3.6%, was primarily a result of lower volumes.

The gross margin percentage in the International Bakery segment decreased 1.6% from 42.4% in the third quarter of fiscal 2005 to 40.8% in the third quarter of fiscal 2006, primarily due to lower unit volumes.

Operating segment income in the International Bakery segment decreased by $6 million, or 30.5%, from $19 million in the third quarter of fiscal 2005 to $13 million in the third quarter of fiscal 2006. The impact of foreign currency changes, particularly in the European euro, decreased reported operating segment income by $2 million, or 5.5%. In the third quarter of fiscal 2006, the International Bakery segment recognized $2 million of income related to exit activities that increased operating segment income by 9.8%. The remaining decrease in operating segment income of $6 million, or 34.8%, was primarily due to the impact of lower volumes and lower gross margins.

Household and Body Care

	Thirteen Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume of core categories (a)				1%

Net sales	$443	$484	$(41)	(8.5)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$27	$(27)
Dispositions	—	10	(10)

Total	$—	$37	$(37)

Operating segment income	$40	$88	$(48)	(54.8)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$5	$(5)
Exit activities and business dispositions	(9)	2	(11)
Accelerated depreciation on facilities to be sold	(1)	(4)	3
Transformation charges	(3)	—	(3)
Dispositions	—	3	(3)

Total	$(13)	$6	$(19)

(a)	– Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – increased 1% in the third quarter of fiscal 2006, as increases in insecticides and body care offset declines in air care and shoe care products.

Net sales in the Household and Body Care segment declined $41 million, or 8.5%, in the third quarter of fiscal 2006 to $443 million. The impact of changes in foreign currency exchange rates decreased reported net sales by $27 million, or 5.7%, primarily due to changes in the European euro and British pound. The third quarter of fiscal 2005 includes sales of $10 million from product lines that had been disposed of after the start of the third quarter of fiscal 2005, which reduced net sales by 2.0%. The remaining net sales decrease of $4 million, or 0.8%, was primarily due to lower selling prices and lower unit volumes in the air care category.

The gross margin percentage in the Household and Body Care segment decreased 3.4% from 51.0% in the third quarter of the prior year to 47.6% in the third quarter of fiscal 2006, primarily from competitive pricing in the marketplace and changes in the mix of products sold.

Operating segment income decreased $48 million, or 54.8%, to $40 million in the third quarter of fiscal 2006. Changes in foreign currency exchange rates reduced operating segment income by $5 million, or 3.3%. In the third quarter of fiscal 2005, the Household and Body Care segment disposed of certain non-core product lines and recognized a net gain from business dispositions and exit activities of $2 million. This amount was partially offset by $4 million of accelerated depreciation on a facility that was sold. During the third quarter of fiscal 2006, the Household and Body Care segment recognized exit activities, accelerated depreciation and transformation charges of $13 million. The change in the gain from the sale of certain non-core product lines, transformation charges, exit activities and accelerated depreciation between the third quarters of fiscal 2005 and fiscal 2006 decreased operating segment income by $11 million, or 14.1%. The impact of businesses disposed of after the beginning of the third quarter of fiscal 2005 decreased operating segment income by $3 million, or 2.6%. The remaining operating segment income declined by $29 million, or 34.8%, primarily from the decline in gross margins and higher media advertising, promotion and administrative costs.

As part of its ongoing brand segmentation strategy, the corporation is continuing with the evaluation of a number of smaller brands in this business segment. This review has resulted in the sale of a number of smaller non-core brands, which resulted in the gain recognized in the third quarter of fiscal 2005. Additional brands are being analyzed and no decisions have been made regarding these brands at the present time.

Branded Apparel

	Thirteen Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume (a)				(1)%

Net sales	$1,035	$1,072	$(37)	(3.3)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—
Acquisitions/dispositions	17	23	(6)

Total	$17	$23	$(6)

Operating segment income	$110	$86	$24	28.4%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	(2)	—	(2)
Transformation charges	(1)	—	(1)

Total	$(3)	$—	$(3)

(a)	– Excludes the impact of acquisitions and dispositions

The Branded Apparel segment includes the corporation’s Branded Apparel operations in the Americas and Asia. The corporation’s European Branded Apparel and U.K. Apparel operations have been presented as discontinued operations in the Consolidated Financial Statements and are described in Note 4 to the Consolidated Financial Statements.

Unit volumes in the Branded Apparel segment, excluding acquisitions and dispositions, decreased 1% during the quarter due to the impact of reduced sales to the mass channel and the decline in sheer hosiery shipments. The 1% unit volume decline consists of the following: a 1% decline in innerwear, which includes underwear, socks and intimate apparel products; a 7% increase in outerwear, which consists of T-shirts, casualwear and Champion products; a 13% decline in sheer hosiery; and a 2% decline in international shipments.

Net sales decreased by $37 million, or 3.3%, from $1,072 million in the third quarter of fiscal 2005 to $1,035 million in the third quarter of fiscal 2006. Changes in foreign currency did not impact the reported net sales during the quarter. The net impact of acquisitions and dispositions in the third quarter of fiscal 2006 versus 2005 decreased reported net sales by $6 million, or 0.5%. As a result, the remaining net sales decrease was $31 million, or 2.8%, which was primarily due to declines in unit volume, competitive pricing pressure and an unfavorable sales mix.

The gross margin percentage increased by 2.7%, from 30.8% in the third quarter of fiscal 2005 to 33.5% in the third quarter of fiscal 2006, reflecting the impact of lower cotton costs during the period and lower costs for slow moving inventory in the current year, which were partially offset by an unfavorable mix shift, competitive pricing pressures and higher energy costs.

Branded Apparel operating segment income increased by $24 million, or 28.4%, in the third quarter of fiscal 2006, from $86 million in the third quarter of fiscal 2005, to $110 million in the third quarter of fiscal 2006. Changes in foreign currency exchange rates did not have a significant impact during the quarter. In the third quarter of fiscal 2006, the Branded Apparel segment recognized $3 million of charges related to transformation costs, and exit activities and business dispositions, which reduced operating segment income during the third quarter of fiscal 2006 by 4.4%. The remaining increase in operating segment income was $27 million, or 32.8%, which was primarily due to increases in gross margins, the benefits of previous restructuring actions and lower media advertising and promotion costs.

Consolidated Results – First Nine Months of Fiscal 2006 Compared with First Nine Months of Fiscal 2005

Continuing Operations – Operating results by business segment in the first nine months of fiscal 2006 compared with the first nine months of fiscal 2005 are as follows:

	Thirty-nine Weeks Ended
	Net Sales		Income From Continuing Operations Before Income Taxes
(In millions)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
North American Retail Meats	$1,894	$1,821	$113	$141
North American Retail Bakery	1,372	1,347	(23)	(18)
Foodservice	1,651	1,617	100	147
International Beverage	1,706	1,701	253	318
International Bakery	557	584	46	59
Household and Body Care	1,340	1,437	155	238
Branded Apparel	3,355	3,530	403	386

Total business segments	11,875	12,037	1,047	1,271
Intersegment sales	(31)	(34)	—	—

Total net sales and operating segment income, respectively	11,844	12,003	1,047	1,271

Amortization of intangibles	—	—	(51)	(55)
General corporate expenses	—	—	(239)	(216)
Contingent sale proceeds	—	—	114	117

Total net sales and operating income, respectively	11,844	12,003	871	1,117
Net interest expense	—	—	(168)	(138)

Net sales and income from continuing operations before income taxes, respectively	$11,844	$12,003	$703	$979

The following table summarizes net sales and operating income performance for the first nine months of fiscal 2006 and 2005 and certain significant items that affected the comparability of these amounts.

	Thirty-nine Weeks Ended
Corporate Performance - (In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Net sales	$11,844	$12,003	$(159)	(1.3)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$112	$(112)
Acquisitions / dispositions	45	118	(73)

Total	$45	$230	$(185)

Operating income	$871	$1,117	$(246)	(22.0)%

Increase / (decrease) in operating income from
Receipt of contingent sale proceeds	$114	$117	$(3)
Changes in foreign currency exchange rates	—	27	(27)
Exit activities and business dispositions	(43)	32	(75)
Curtailment gain	—	28	(28)
Accelerated depreciation on facilities sold	(29)	(20)	(9)
Accelerated amortization of intangibles	—	(9)	9
Hurricane losses	(5)	—	(5)
Transformation charges	(111)	—	(111)
Change in vacation policy	14	—	14
Acquisitions/dispositions	2	13	(11)

Total	$(58)	$188	$(246)

Net Sales

Consolidated net sales decreased $159 million, or 1.3%, in the first nine months of fiscal 2006 over the first nine months of fiscal 2005, to $11,844 million. Changes in foreign currencies, particularly in the European euro and British pound, decreased reported net sales by 0.9%, or $112 million. The net impact of acquisitions and dispositions between the first nine months of fiscal 2006 versus the first nine months of fiscal 2005 reduced net sales by $73 million, or 0.6%. The remaining net sales increase of $26 million resulted from increases in each of the corporation’s business segments except the Household and Body Care and Branded Apparel segments. Net sales increased in the North American Retail Meats segment primarily from an increase in unit volumes and a favorable sales mix as compared to the prior year period. In the North American Retail Bakery segment, net sales increased primarily due to increases in product pricing. The Foodservice, International Beverage and International Bakery segments experienced higher net sales as these segments passed along higher raw material costs to their customers. Both the Household and Body Care and Branded Apparel segments experienced lower unit volumes and lower average selling prices during the period.

Unit Volumes

Unit volumes in the North American Retail Meats segment increased 6% with increases coming in both the U.S. and Mexico. In the North American Retail Bakery segment, unit volumes declined by 1% as certain low margin U.S. fresh bread business was exited, plus lower shipments of frozen baked goods, which were only partially offset by increases in branded fresh bakery products and increases in Senseo single serve coffee products. Unit volumes in the Foodservice segment were unchanged in the period as higher unit sales of meat and bakery products were offset by declines for beverage products. In the International Beverage segment, unit volumes declined by 5% with reductions in both the retail and foodservice categories due to a competitive marketplace for coffee products plus the impact of an announced price increase earlier in the year. In the International Bakery segment, unit volumes declined by 2% as declines in shipments of fresh bread in Europe and frozen bakery items in Australia were only partially offset by increases in dough shipments. The unit volumes for the four core categories of the Household and Body Care segment decreased 2% in the first nine months due primarily to lower shipments of air care, shoe care and insecticide products due to a competitive marketplace. In the first nine months, unit volumes declined 3% in the Branded Apparel segment based upon declines in the three categories of innerwear, sheer hosiery and in international markets as certain large customers reduced inventories, the segment experienced increased competition from specialty stores and other competitors and exited certain low margin product lines.

Gross Margin Percent

The gross margin percentage declined by 0.4% from 37.4% in the first nine months of fiscal 2005 to 37.0% in the first nine months of fiscal 2006 as two of the segments experienced higher gross margins, four of the segments experienced lower gross margins, and one was unchanged. The North American Retail Meats and Branded Apparel segments each experienced increases in their gross margin percentages of between 1 and 2 points. Both the North American Retail Meats and Branded Apparel segments experienced lower commodity costs during the period.

The North American Retail Bakery, Foodservice, International Beverage and Household and Body Care segments each experienced lower gross margin percentages. The International Beverage segment gross margin percentage declined by 4 points as the segment experienced higher raw material costs which could not be fully passed along to customers as the segment continues to experience competitive pricing in the marketplace. The Household and Body Care segment’s gross margin percentage declined by 2 points primarily from declines in unit volumes for air care, shoe care and insecticide products and competitive pricing in the marketplace. The Foodservice segment gross margin percentage declined by 1.6 points as the segment experienced higher commodity costs and an unfavorable comparison to the prior year when curtailment gains were recognized. The gross margin percentage in the North American Retail Bakery declined by 0.3% primarily from the impact of lower unit volumes and higher costs that could not be fully passed along to the customer. The gross margin percentage in the International Bakery segment was unchanged between the periods.

Selling, General and Administrative Expenses

	Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Selling, general and administrative expenses:

SG&A expenses in the business segment results	$3,293	$3,251	$42	1.3%
Amortization of identifiable intangibles	51	55	(4)	(8.1)
General corporate expenses	239	216	23	10.6

Total SG&A expenses	$3,583	$3,522	$61	1.7%

Total selling, general and administrative (SG&A) expenses increased $61 million, or 1.7%, in the first nine months of fiscal 2006 over the comparable prior year period. Changes in foreign currency exchange rates, primarily in the euro, decreased SG&A expenses by $49 million, or 1.5%. Therefore, the remaining increase in SG&A expenses was $110 million, or 3.2%. Measured as a percent of sales, SG&A expenses increased from 29.3% in the first nine months of fiscal 2005 to 30.2% in the first nine months of fiscal 2006. SG&A expenses as a percentage of sales increased in each of the corporation’s business segments except the North American Retail Bakery and International Beverage segments as each of the corporation’s business segments experienced costs related to the corporation’s transformation activities. Transformation expenses are recognized in SG&A in the business segments and in general corporate expenses and generally include accelerated depreciation on facilities that will be exited, relocation and recruiting expenses related to the centralization of the corporation’s management team, and costs associated with the disposition of various businesses. During the first nine months of fiscal 2006, the corporation modified its employee vacation policy for U.S. employees. This change resulted in the forfeiture of certain vacation benefits that had been earned by employees and the corporation recognized a benefit of $14 million in SG&A. Of this amount, $10 million was recognized in the business segments and $4 million was recognized in general corporate expenses.

Total SG&A expenses reported in the business segments increased by $42 million, or 1.3%, between the first nine months of fiscal 2005 and the first nine months of fiscal 2006, primarily due to costs associated with the corporation’s transformation program, higher energy and employee costs, partially offset by lower media advertising and promotions and the benefit from the reduction in employee vacation benefits. Amortization of intangibles decreased by $4 million, or 8.1%, primarily from a $9 million charge in the North American Retail Bakery segment in the first nine months of fiscal 2005 to accelerate the amortization of certain intangibles that were abandoned, partially offset by higher amortization in fiscal year 2006. General corporate expenses, which are not allocated to the individual business segments, increased by $23 million, or 10.6%, as higher transformation costs were partially offset by favorable foreign currency impacts.

As more fully described in Note 4 to the Consolidated Financial Statements, titled “Discontinued Operations,” the corporation has reported the U.K. Apparel business as a discontinued operation. The corporation’s sale of this business will not include the transfer of the pension plan for its U.K. employees and its related liabilities, and certain other liabilities for workers’ compensation claims. As a result, the corporation has shown the expenses related to the liabilities that the corporation expects to retain in general corporate expenses in all periods presented and will report future expenses related to these liabilities also as general corporate expenses. The reclassification of these expenses did not have a significant impact on the change in SG&A expenses between the periods.

Transformation Actions and Other Significant Items

The reported results for the first nine months of fiscal 2006 and fiscal 2005 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant amounts. These amounts include:

•	Business Transformation Costs – This includes costs to retain and relocate existing employees, recruit new employees, third-party consulting costs associated with transformation efforts and incremental depreciation costs associated with decisions to close facilities at dates sooner than originally anticipated. In addition, the business transformation effort has resulted in the corporation eliminating certain employee benefits which has reduced costs and positively impacted reported results.

•	Exit and Business Disposition Activities – These costs are reported on a separate line in the Consolidated Statement of Income. Exit activities primarily relate to charges taken to recognize severance actions approved by the corporation’s management and the exit of leased facilities or other contractual arrangements. Business disposition activities include costs associated with separating businesses targeted for disposal and preparing financial statements for these businesses, as well as gains and losses associated with the disposition of asset groups that do not qualify for discontinued operations reporting.

•	Storm Costs – Operating results were negatively impacted in the first nine months of fiscal 2006 as a result of Gulf Coast hurricanes.

The following is a summary of the transformation and other significant items that have impacted the first nine months of fiscal 2006 and the comparable period of fiscal 2005.

	Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005
Cost of sales:
Accelerated depreciation related to facility closures	$21	$20
Hurricane losses	2	—
Curtailment gain from Sara Lee bakery workforce reduction	—	(28)

Selling, general and administrative expenses:
Transformation charges	111	—
Accelerated amortization of intangibles	—	9
Accelerated depreciation	8	—
Change in vacation policy	(14)	—
Hurricane losses	3	—

Charges for (income from)
Exit activities	109	7
Business dispositions	(66)	(39)

Impact on income from continuing operations before income taxes	174	(31)

Income tax (benefit) expense	(58)	13

Impact on income from continuing operations	$116	$(18)

The impact of the costs (income) of the above actions on the corporation’s business segments and amortization expense are summarized as follows:

	Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005
North American Retail Meats	$34	$(34)
North American Retail Bakery	18	(10)
Foodservice	13	(9)
International Beverage	28	—
International Bakery	4	—
Household and Body Care	6	(6)
Branded Apparel	4	(8)

Impact on the business segments	107	(67)

General corporate expenses	67	27
Accelerated amortization of intangibles	—	9

Impact on income from continuing operations before income taxes	$174	$(31)

First Nine Months of Fiscal 2006 – The amounts recognized in “Cost of sales,” as noted in the table above, consist of $21 million of accelerated depreciation on facilities targeted for sale in the North American Retail Meats, North American Retail Bakery, International Beverage and Household and Body Care segments and $2 million in losses related to hurricanes in the U.S. The amounts recognized in “Selling, general and administrative expenses” includes a charge of $111 million for transformation actions, $8 million of accelerated depreciation under the corporation’s transformation plan, $3 million of hurricane losses, and $14 million of income resulting from a change in the corporation’s vacation policy for U.S. employees. The corporation recognized a net $43 million charge related to exit activities and business dispositions during the first nine months of fiscal 2006. The net $43 million charge consists of $109 million of charges for exit activities and $66 million of income related to business dispositions. The $109 million charge for exit activities consists of a $102 million charge for management’s approved actions related to the termination of 1,584 employees and a $7 million charge related to the exit of certain leased facilities. The $66 million of income from business dispositions consists of a $90 million gain on the sale of certain skin care and sunscreen assets, working capital related to a European rice product line, a minority investment in a foreign branded apparel operation and certain asset dispositions, partially offset by $24 million of charges to prepare businesses for disposition. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $174 million and $116 million, respectively. These actions reduced diluted EPS by $0.15.

First Nine Months of Fiscal 2005 – The following is a summary of the actions that impacted the first nine months of fiscal 2005. The amount recognized on the line titled “Cost of sales,” as noted in the table above, consists of a $28 million curtailment gain from the closure of certain Sara Lee Bakery plants which was partially offset by a $20 million charge for accelerated depreciation on certain facilities to be sold in the Sara Lee Bakery and Household and Body Care segments. SG&A expenses include a $9 million charge for accelerated amortization for the cost to abandon certain Sara Lee bakery intangible assets. The line titled “Charges for (income from) exit activities and business dispositions” includes a $32 million net gain which consists of the following components: a $7 million charge for certain exit activities and a net $39 million gain from certain business disposition actions. Of the $7 million charge for exit activities, a $10 million charge relates to certain severance actions that were partially offset by $3 million of income from certain exit activities that were completed for amounts more favorable than originally estimated. Of the $39 million net gain, $49 million of income relates to the disposition of trademarks and working capital related to a non-core skin care product line and certain non-core regional meat products and brands, and $6 million of income represents amounts received from prior business dispositions. Offsetting these income amounts is a $16 million charge related to the costs of evaluating certain other business dispositions. The net impact of these actions was to increase income from continuing operations before income taxes and income from continuing operations by $31 million and $18 million, respectively, which increased diluted earnings per share during the period by $0.02.

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

(In millions)	Actual Savings Recognized in Fiscal 2005	Anticipated Savings in Fiscal 2006	Actual Savings in the 1st Nine Months of Fiscal 2005	Actual Savings in the 1st Nine Months of Fiscal 2006
Restructuring actions approved in:
Fiscal 2004	$58	$87	$38	$64
Fiscal 2005	6	61	5	40
1st nine months of fiscal 2006	—	14	—	8

	$64	$162	$43	$112

In the remaining portion of fiscal 2006, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Under the corporation’s transformation plan, which is described earlier in this document, a number of businesses have been disposed of, or are targeted for disposal. The Direct Selling, U.S. Retail Coffee, European Branded Apparel, U.K. Apparel, European Nuts and Snacks, European Meats and U.S. Meat Snacks businesses have been targeted for disposal, or have been disposed of, and reported as discontinued operations. The Branded Apparel Americas / Asia business has also been targeted for disposal. However, this business was classified as held for use at the end of the third quarter of fiscal 2006. The following table summarizes the actual and projected savings related only to those businesses that are expected to be a part of continuing operations after the targeted businesses are disposed of.

(In millions)	Actual Savings Recognized in Fiscal 2005	Anticipated Savings in Fiscal 2006	Actual Savings in the 1st Nine Months of Fiscal 2005	Actual Savings in the 1st Nine Months of Fiscal 2006
Restructuring actions approved in:
Fiscal 2004	$26	$27	$19	$20
Fiscal 2005	6	28	5	21
1st nine months of fiscal 2006	—	14	—	8

	$32	$69	$24	$49

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

Net Interest Expense

Net interest expense increased by $30 million in the first nine months of fiscal 2006, to $168 million, primarily as a result of higher average interest rates.

Income Tax Expense

The effective tax rate on continuing operations for the first nine months of fiscal 2006 and the comparable period of the prior year were impacted by a number of significant items.

•	The effective tax rate on continuing operations for the first nine months of fiscal 2006 was 25.9%. To date in fiscal 2006, the corporation recognized a tax charge of $120 million to repatriate to the U.S. approximately $480 million of current year earnings outside the U.S. This charge was partially offset by a $33 million credit related to the favorable outcome of a foreign tax contingency and the recognition of a $14 million tax benefit associated with the disposition of certain assets outside the U.S. In total, these items increased the effective tax rate by 10.4%.

•	The effective tax rate on continuing operations for the first nine months of fiscal 2005 was 21.7%. During the nine month period, the corporation recognized a tax charge of $51 million as a result of management’s approval of a plan to repatriate $928 million of accumulated income from controlled foreign corporations to the U.S. under the American Jobs Creation Act of 2004. This charge was partially offset by a $19 million benefit to adjust prior estimates on the cost of the repatriation of earnings and a $24 million benefit related to the reduction of the statutory tax rate in the Netherlands. In total, these items increased the effective tax rate by 0.8%.

Income From Continuing Operations and Diluted Earnings Per Share (EPS)

Income from continuing operations in the first nine months of fiscal 2006 was $521 million, which was $245 million, or 32.0%, less than the prior year comparable period. The decline in income from continuing operations was primarily due to the following factors.

•	The corporation’s gross margin percentage declined by 0.4% during the nine months as the corporation’s business segments experienced higher costs for certain raw materials, commodities and energy in the Foodservice and International Beverage segments and experienced lower unit volumes in the International Bakery, Household and Body Care and Branded Apparel segments. These changes, collectively, reduced the corporation’s gross profit by $107 million.

•	SG&A expenses in the first nine months of fiscal 2006 increased by $61 million over the comparable period of the prior year primarily due to costs associated with the corporation’s transformation and higher energy and employee costs. SG&A expenses as a percentage of sales increased from 29.3% in the first nine months of fiscal 2005 to 30.2`% in the first nine months of fiscal 2006.

•	In the first nine months of fiscal 2006, the corporation recognized a charge of $43 million for exit activities and business dispositions, while in the first nine months of fiscal 2005, the corporation recognized $32 million of income.

•	The corporation received and recognized contingent sale proceeds of $114 million in the first nine months of fiscal 2006 and $117 million in the first nine months of fiscal 2005 from the sale of the corporation’s cut tobacco business that represents the annual payments for fiscal 2006 and 2005.

•	Due to the increase in average borrowing rates, net interest expense increased by $30 million in the first nine months of fiscal 2006.

•	Income tax expense decreased by $31 million.

Diluted EPS from continuing operations decreased from $0.96 in the first nine months of fiscal 2005 to $0.68 in the first nine months of fiscal 2006, a decline of 29.2%. Diluted EPS declined at a lower rate than income from continuing operations as a result of lower average shares outstanding during the first nine months of fiscal 2006 than the first nine months of fiscal 2005. The corporation repurchased 30.1 million shares of common stock during the first nine months of fiscal 2006 under the corporation’s ongoing share repurchase program.

Discontinued Operations

Discontinued operations include the results of the corporation’s Direct Selling, U.S. Retail Coffee, European Branded Apparel, U.K. Apparel, European Nuts and Snacks, European Meats and U.S. Meat Snacks businesses. The following summarizes the results of the discontinued operations for the first nine months of fiscal 2006 and 2005.

In millions	First Nine Months of Fiscal 2006	First Nine Months of Fiscal 2005	Change	Percent Change
Net sales	$2,221	$2,842	$(621)	(21.9)%

(Loss) income before taxes	$(352)	$148	$(500)
Income tax benefit (expense)	96	(47)	143
Gain of sale of discontinued operations	342	—	342
Income tax (expense)	(60)	—	(60)

Net income from discontinued operations	$26	$101	$(75)

Results of Discontinued Operations

Net sales of the discontinued operations decreased by $621 million, or 21.9%, in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. The corporation completed the sales of the Direct Selling, U.S. Retail Coffee and the European Branded Apparel businesses during the first nine months. Therefore, nine months of comparable sales were not included in the fiscal 2006 period. Additionally, the remaining businesses reported in discontinued operations reported lower sales in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. Income before taxes declined by $500 million in the first nine months of fiscal 2006, as the corporation recognized $394 million of impairment charges in the current year nine month period, certain businesses have been sold and a full nine months of results are therefore not included in the current year period, and the remaining businesses reported lower profitability during the period. During the first nine months of fiscal 2006, the corporation recognized the following pretax impairment charges: a $179 million charge related to European Branded Apparel; a $44 million charge related to U.S. Retail Coffee; a $34 million charge related to U.K. Apparel; a $125 million charge related to the European Meats business; and, a $12 million charge related to the U.S. Meat Snacks business. Further details regarding these charges can be found in the note to the Consolidated Financial Statements titled, “ Discontinued operations.”

The effective tax rate of the pretax loss recognized in discontinued operations in the first nine months of fiscal 2006 of 27.4% was due to several factors: first, the impairment charges recognized included $158 million of non-deductible goodwill; second, certain of the impairment charges and operating losses are in tax jurisdictions in which the corporation cannot recognize a tax benefit; and finally, the closing of the Direct Selling sale transaction resulted in the corporation receiving certain tax benefits in the current period for taxes incurred in fiscal 2005.

The corporation’s discontinued operations impacted the cash flows of the corporation as summarized in the table below.

(In millions) – Increase / (Decrease)	Thirty-nine Weeks Ended April 1, 2006	Thirty-nine Weeks Ended April 2, 2005
Discontinued operations impact on:
Cash flow from operating activities	$130	$116
Cash flow from investing activities	(86)	(9)
Cash flow from financing activities	(49)	(97)
Effect of foreign exchange rates on cash	—	2

Net cash impact of discontinued operations	$(5)	$12

Cash balance of discontinued operations:
At start of period	$37	$34
At end of period	32	46

(Decrease) increase in cash of discontinued operations	$(5)	$12

Gain on Sale of Discontinued Operations

The corporation completed the sales of Direct Selling, U.S. Retail Coffee, and European Branded Apparel operations during the first nine months of fiscal 2006 and recognized a pretax and after-tax gain of $342 million and $282 million, respectively. Further details regarding these transactions are included in Note 4 to the Consolidated Financial Statements.

Consolidated Net Income and Diluted Earnings Per Share

Net income of $547 million in the first nine months of fiscal 2006 was $320 million, or 36.9%, lower than reported in the prior year comparable period. The decline in net income was primarily due to the $245 million decline in income from continuing operations and the reduction in income from the discontinued operations. Diluted EPS decreased from $1.09 in the first nine months of fiscal 2005 to $0.71 in the first nine months of fiscal 2006, a decline of 34.9%.

Operating Results by Business Segment – First Nine Months of Fiscal 2006 Compared with First Nine Months of Fiscal 2005

North American Retail Meats

	Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume				6%

Net sales	$1,894	$1,821	$73	4.0%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(10)	$10
Dispositions	—	45	(45)

Total	$—	$35	$(35)

Operating segment income	$113	$141	$(28)	(19.8)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	(11)	34	(45)
Transformation charges	(20)	—	(20)
Accelerated depreciation on facilities to be sold	(6)	—	(6)
Change in vacation policy	3	—	3
Dispositions	—	5	(5)

Total	$(34)	$39	$(73)

Unit volumes in the North American Retail Meats segment for processed meats increased 6% as compared to the prior year first nine months, consisting of increases of 6% in the U.S. and 8% in Mexico.

Net sales in the North American Retail Meats segment increased by $73 million, or 4.0%, to $1,894 million in the first nine months of fiscal 2006 from $1,821 million in the prior year. During the nine months, the strengthening of the Mexican peso increased reported net sales by $10 million, or 0.6%. Net sales of businesses disposed of since the beginning of fiscal 2005 reduced net sales by $45 million, or 2.7%. The remaining net sales increase of $108 million, or 6.1%, was primarily due to increases in unit volumes and favorable product mix partially offset by certain price reductions in the U.S. market.

The North American Retail Meats gross margin percentage increased from 28.1% in the first nine months of fiscal 2005 to 29.5% in the first nine months of fiscal 2006 primarily from the benefit of lower commodity costs and improved manufacturing efficiencies, which were partially offset by higher energy and packaging costs and certain price reductions.

Operating segment income in North American Retail Meats decreased by $28 million, or 19.8%, from $141 million in the prior year first nine months to $113 million in the first nine months of fiscal 2006. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. The net impact of exit activities, accelerated depreciation, transformation expenses and a change in vacation policy decreased operating segment income by $34 million in the first nine months of fiscal 2006, while during the first nine months of fiscal 2005, the corporation recognized income from exit activities of $34 million. The net impact of these actions reduced operating segment income by $68 million, or 57.8%. The impact of businesses disposed of after the beginning of fiscal 2005 decreased operating segment income by $5 million, or 6.1%. The remaining operating segment income increase of $45 million, or 43.6%, as compared to the same period of the prior year is primarily the result of higher gross margins, plus the impact of lower media advertising costs, partially offset by higher fuel costs.

North American Retail Bakery

	Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume(1)				(1)%

Net sales	$1,372	$1,347	$25	1.8%

Increase / (decrease) net sales from
Acquisition	$8	$—	$8

Operating segment loss	$(23)	$(18)	$(5)	(31.6)%

Increase / (decrease) in operating segment income from
Exit activities and business dispositions	$(4)	$1	$(5)
Curtailment gain	—	13	(13)
Transformation charges	(11)	—	(11)
Change in vacation policy	3	—	3
Acquisition	1	—	1
Accelerated depreciation on facilities to be sold	(6)	(4)	(2)

Total	$(17)	$10	$(27)

(1)	Excludes the impact of acquisitions

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment declined 1% during the first nine months, primarily as a result of the decision to exit certain lower margin U.S. fresh bread business, particularly with certain private label and foodservice customers, and a decline in shipments of frozen bakery products, which was partially offset by increases in sales of branded fresh bread products.

Net sales in the North American Retail Bakery segment increased $25 million, or 1.8% over the comparable prior year period. Acquisitions completed after the start of fiscal 2005, increased sales by $8 million or 0.6% during the period. The remaining increase in net sales of $17 million or 1.2% was primarily attributable to certain selling price increases to partially offset higher costs and a favorable product mix.

The gross margin percentage in the North American Retail Bakery segment decreased 0.3% from 46.2% in the first nine months of fiscal 2005 to 45.9% in the first nine months of fiscal 2006, as an improved product mix and higher pricing that increased the gross margin dollars, was offset by higher costs for energy and packaging materials and employee costs which reduced the gross margin percentage.

Operating segment income in the North American Retail Bakery segment decreased by $5 million, from a loss of $18 million in the first nine months of fiscal 2005, to a loss of $23 million in the first nine months of fiscal 2006. The first nine months of fiscal 2006 and 2005 were impacted by some or all of the following: exit activities, transformation expenses, accelerated depreciation, a curtailment gain or a change in an employee vacation policy as shown in the table above. In the first nine months of fiscal 2006, the North American Retail Bakery segment recognized total expenses of net $18 million for exit activities, transformation expenses, accelerated depreciation and the change in vacation policy, while in the first nine months of fiscal 2005, the segment recognized net $10 million of income from the combination of a curtailment gain, exit activities and accelerated depreciation. The net impact of the exit activities, transformation expenses, accelerated depreciation, curtailment gain and the vacation policy change in fiscal 2006 versus fiscal 2005 decreased operating segment income by $28 million. Fiscal 2006 operating segment income was increased by $1 million related to income from a business that was acquired after the start of fiscal

2005. The remaining operating segment income increase of $22 million, or 75.4% during the period, was primarily attributable to an improved product mix and pricing that led to higher gross margin dollars and a lower cost structure as a result of prior restructuring actions.

Foodservice

	Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume				—%

Net sales	$1,651	$1,617	$34	2.1%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1
Dispositions	—	2	(2)

Total	$—	$1	$(1)

Operating segment income	$100	$147	$(47)	(32.0)%

Increase / (decrease) in operating segment income from
Exit activities and business dispositions	$(4)	$—	$(4)
Curtailment gain	—	15	(15)
Hurricane losses	(5)	—	(5)
Transformation charges	(5)	—	(5)
Change in vacation policy	4	—	4
Accelerated depreciation on facilities to be sold	(3)	(6)	3
Dispositions	—	1	(1)

Total	$(13)	$10	$(23)

Net unit volumes in the Foodservice segment were flat during the period as increases for meats and bakery products were offset by declines in beverage products.

Net sales in the Foodservice segment increased $34 million, or 2.1% over the comparable prior year period. Changes in foreign currency, primarily the Canadian dollar, increased net sales by $1 million. The first nine months of fiscal 2005 includes sales of $2 million from businesses that have been disposed of after the start of fiscal 2005, which decreased net sales by 0.1%. The remaining net sales increase of $35 million, or 2.2%, was primarily due to certain price increases to cover higher commodity costs and the increase in unit volumes from meats and bakery products.

The gross margin percentage in the Foodservice segment decreased 1.6% from 29.3% in the first nine months of fiscal 2005 to 27.7% in the first nine months of fiscal 2006 primarily from higher commodity and energy costs, hurricane losses in the current year and a curtailment gain that was reflected in the prior year.

Operating segment income in the Foodservice segment decreased by $47 million, or 32.0%, from $147 million in the first nine months of fiscal 2005 to $100 million in the first nine months of fiscal 2006. The first nine months of fiscal 2006 and fiscal 2005 were impacted by some or all of the following: hurricane losses, accelerated depreciation, transformation and exit activity charges, a curtailment gain and a change in the vacation policy. In the first nine months of fiscal 2006, exit activities, transformation expenses, accelerated depreciation and hurricane losses, net of the impact of the change in vacation policy totaled $13 million, while in the first nine months of fiscal 2005, the segment experienced a net gain of $9 million from a curtailment gain, partially offset by accelerated depreciation charges. The net impact of these items decreased operating segment income by $22 million, or 13.3%. The impact of businesses disposed of after the beginning of fiscal 2005 decreased operating segment income by $1 million, or 0.6%. The remaining operating segment income declined by $24 million, or 18.2%, primarily from the impact of lower gross margins and higher fuel costs.

International Beverage

	Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume				(5)%

Net sales	$1,706	$1,701	$5	0.3%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$46	$(46)
Dispositions	—	8	(8)

Total	$—	$54	$(54)

Operating segment income	$253	$318	$(65)	(20.6)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$15	$(15)
Exit activities and business dispositions	(10)	—	(10)
Accelerated depreciation on facilities sold	(3)	—	(3)
Dispositions	—	2	(2)
Transformation charges	(15)	—	(15)

Total	$(28)	$17	$(45)

Net unit volumes in the International Beverage segment declined 5% as compared to the prior year period as unit volumes declined 5% in retail coffee products and 1% in foodservice coffee products. Roast and ground coffee retail unit volumes declined primarily in Brazil and Europe. In Brazil, an announced price increase in the current year impacted customer purchases, while in Europe, a continuing competitive marketplace, particularly from private label competitors, negatively impacted unit volumes.

Net sales in the International Beverage segment increased by $5 million, or 0.3%, to $1,706 million in the first nine months of fiscal 2006. Within the segment, the impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $46 million, or 2.8%. Dispositions completed after the start of fiscal 2005 reduced net sales by $8 million or 0.5% during the period. The remaining net sales increase of $59 million, or 3.6%, compared to the comparable period of the prior year was primarily due to unit selling prices which increased as the corporation passed on certain raw material cost increases to the customer.

The gross margin percentage in the International Beverage segment decreased 4.3% from 46.8% in the first nine months of fiscal 2005 to 42.5% in the first nine months of fiscal 2006 primarily as a result of higher raw material costs which were not fully passed along to the customer in the form of higher selling prices, plus the impact of lower unit volumes.

Operating segment income for the International Beverage segment decreased $65 million, or 20.6%, to $253 million in the first nine months of fiscal 2006. Changes in foreign currency exchange rates decreased operating segment income by $15 million, or 4.7%. The International Beverage segment recognized $28 million of charges in the first nine months of fiscal 2006 for exit activities, accelerated depreciation and transformation expenses, which reduced operating segment income by 8.8%. The impact of businesses disposed of after the beginning of fiscal 2005 decreased operating segment income by $2 million, or 0.5%. The remaining operating segment income decrease was $20 million, or 6.6%, primarily from lower gross margins and unit volumes, partly offset by lower media advertising and promotion, and distribution and selling expenses.

International Bakery

	Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume				(2)%

Net sales	$557	$584	$(27)	(4.6)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$29	$(29)

Operating segment income	$46	$59	$(13)	(23.2)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$3	$(3)
Exit activities and business dispositions	(3)	—	(3)
Transformation charges	(1)	—	(1)

Total	$(4)	$3	$(7)

Net unit volumes in the International Bakery segment declined 2% in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005, as increases in shipments of dough products in Europe were offset by declines in fresh bread shipments in Europe and frozen baked goods in Australia.

Net sales in the International Bakery segment decreased $27 million, or 4.6% over the comparable prior year period. There were no acquisitions or dispositions that impacted the International Bakery segment during the period. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $29 million, or 4.9%. The remaining net sales increase of $2 million, or 0.3%, was primarily a result of price increases to offset certain cost increases and increased volumes for refrigerated dough products.

The gross margin percentage in the International Bakery segment in the first nine months of fiscal 2006 was unchanged from the 42.2% in the first nine months of fiscal 2005, primarily due to higher average selling prices which offset the impact of higher costs and lower volumes.

Operating segment income in the International Bakery segment decreased by $13 million, or 23.2%, from $59 million in the first nine months of fiscal 2005 to $46 million in the first nine months of fiscal 2006. The impact of changes in foreign currency exchange rates decreased operating segment income by $3 million, or 4.6%. In the first nine months of fiscal 2006, the International Bakery segment recognized $4 million of charges for exit activities and transformation expenses that reduced operating segment income by 6.9%. The remaining decline in operating segment income of $6 million, or 11.7%, was primarily due to higher media advertising costs for a new advertising campaign for bread in Europe, plus higher distribution and selling expenses.

Household and Body Care

	Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume of core categories (a)				(2)%

Net sales	$1,340	$1,437	$(97)	(6.7)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$54	$(54)
Dispositions	—	16	(16)

Total	$—	$70	$(70)

Operating segment income	$155	$238	$(83)	(34.7)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$9	$(9)
Exit activities and business dispositions	11	16	(5)
Accelerated depreciation on facilities to be sold	(10)	(10)	—
Transformation charges	(7)	—	(7)
Dispositions	—	5	(5)

Total	$(6)	$20	$(26)

(a)	– Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – decreased 2% in the first nine months of fiscal 2006, primarily as a result of declines in air care and shoe care, due to a competitive marketplace in Europe, partially offset by increases for body care products.

Net sales in the Household and Body Care segment declined $97 million, or 6.7%, in the first nine months of fiscal 2006 to $1,340 million. The impact of changes in foreign currency exchange rates decreased reported net sales by $54 million, or 3.8%, primarily due to changes in the European euro and British pound. The first nine months of fiscal 2005 includes sales of $16 million from product lines that had been disposed of after the start of fiscal 2005, which reduced net sales by 1.0%. The remaining net sales decrease of $27 million, or 1.9%, was primarily due to lower unit volumes and lower average selling prices due to a competitive marketplace.

The gross margin percentage in the Household and Body Care segment decreased 2.0% from the first nine months of the prior year to 49.7% in the first nine months of fiscal 2006, due to lower pricing in a competitive marketplace and the decline in unit volumes.

Operating segment income decreased $83 million, or 34.7%, to $155 million in the first nine months of fiscal 2006. Changes in foreign currency exchange rates reduced operating segment income by $9 million, or 2.8%. In the first nine months of fiscal 2006, the Household and Body Care segment disposed of certain non-core product lines and recognized a gain of $28 million, which was partially offset by $17 million of exit activities and $17 million of transformation charges and accelerated depreciation. During the first nine months of fiscal 2005, the Household and Body Care segment recognized accelerated depreciation of $10 million on a facility targeted for disposition and a net gain from the sale of certain non-core product lines of $16 million. The change in the gain from the sale of certain non-core product lines, transformation charges, exit activities and accelerated depreciation between the first nine months of fiscal 2005 and fiscal 2006 reduced operating segment income by $12 million, or 4.7%. The first nine months of fiscal 2005 includes $5 million of income from certain product lines that were disposed of after the start of fiscal 2005, which reduced operating segment income by 1.7%. The remaining operating segment income declined by $57 million, or 25.5%, primarily from the decline in unit volumes and gross margins.

As part of its ongoing brand segmentation strategy, the corporation is continuing with the evaluation of a number of smaller brands in this business segment. This review has resulted in the sale of a number of smaller non-core brands, which resulted in the gain recognized in the first nine months. Additional brands are being analyzed and no decisions have been made regarding these brands at the present time.

Branded Apparel

	Thirty-nine Weeks Ended
(In millions)	April 1, 2006	April 2, 2005	Change	Percent Change
Change in unit volume (a)				(3)%

Net sales	$3,355	$3,530	$(175)	(5.0)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(6)	$6
Acquisitions / dispositions	37	47	(10)

Total	$37	$41	$(4)

Operating segment income	$403	$386	$17	4.6%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities and business dispositions	(2)	8	(10)
Transformation charges	(2)	—	(2)
Acquisitions / dispositions	1	—	1

Total	$(3)	$8	$(11)

(a)	– Excludes the impact of acquisitions and dispositions

The Branded Apparel segment includes the corporation’s Branded Apparel operations in the Americas and Asia. The corporation’s European Branded Apparel and U.K. Apparel operations have been presented as discontinued operations in these financial statements and are described in Note 4 to the Consolidated Financial Statements.

Unit volumes in the Branded Apparel segment, excluding acquisitions and dispositions, decreased 3% during the period, primarily due to certain low margin product lines within the innerwear, outerwear and international categories that were discontinued, reduced sales to the mass channel and lower shipments of sheer hosiery. The 3% unit volume decline consists of the following: a 1% decline in innerwear; a 14% decline in sheer hosiery and a 3% decline in international shipments. Volumes for outerwear were unchanged.

Net sales decreased by $175 million, or 5.0%, from $3,530 million in the first nine months of fiscal 2005 to $3,355 million in the first nine months of fiscal 2006. The impact of foreign currency exchange rate changes during the period, particularly the Canadian dollar, Mexican peso and Brazilian real, increased reported sales during the quarter by $6 million, or 0.1%. The impact of acquisitions and dispositions in the first nine months of fiscal 2006 versus 2005 decreased reported net sales by $10 million, or 0.2%. As a result, the remaining net sales decrease was $171 million, or 4.9%, which was primarily due to declines in unit volume, lower average net selling prices, and an unfavorable sales mix.

The gross margin percent increased by 2.0%, from 31.1% in the first nine months of fiscal 2005 to 33.1% in the first nine months of fiscal 2006, reflecting the impact of lower cotton costs, lower slow moving inventory costs and the benefits of prior restructuring actions, which were partially offset by the impact of lower unit volumes and lower net selling prices.

Branded Apparel operating segment income increased by $17 million, or 4.6%, in the first nine months of fiscal 2006, from $386 million in the first nine months of fiscal 2005, to $403 million in the first nine months of fiscal 2006. Changes in foreign currency exchange rates did not have a significant impact on operating segment income during the period. In the first nine months of fiscal 2006, the Branded Apparel segment recognized exit activities and transformation charges of $4 million, while in the first nine months of fiscal 2005, the Branded Apparel segment recognized income from exit activities of $8 million. The net of exit activities and transformation charges in the first nine months of fiscal 2006 and the income from exit activities in the first nine months of fiscal 2005 reduced operating segment income during the period by $12 million, or 3.4%. In the first nine months of fiscal 2006, income of $1 million was recognized from businesses that had been acquired after the start of fiscal 2005, which increased operating segment income by 0.3%. The remaining increase in operating segment income of $28 million, or 7.7%, was primarily due to higher gross margins and lower media advertising and promotion costs partially offset by lower volumes.

Financial Condition

Cash Flow

Operating Activities - The corporation’s cash flow from operations in the first nine months of fiscal 2006 was $826 million as compared to $1,050 million in the comparable period of fiscal 2005. The $224 million decline was primarily due to a $245 million decline in income from continuing operations. While the operating results of discontinued operations declined, this was primarily attributable to non-cash impairment charges.

Investment Activities - Investment activities generated $421 million of cash in the first nine months of fiscal 2006 as compared to a $91 million use of cash in the comparable period of the prior year. This $512 million increase was primarily due to the fact that the corporation generated net $600 million of additional cash flow from business dispositions, offset in part by $76 million of cash used to acquire businesses. During fiscal 2006, the corporation completed the sales of its Direct Selling, Branded Apparel Europe, and U.S. Retail Coffee businesses, and also disposed of the assets of the rice and sun care products companies. The funds expended on business acquisitions primarily relates to the acquisition of the Butter-Krust Bakery business and a meat business in Mexico.

Financing Activities - Significant items impacting the cash generated and used in financing activities are as follows:

•	Cash generated from the issuance of common shares declined from $150 million to $22 million in the fiscal 2006 period. The elimination of the 15% discount on the purchase of shares through the employee stock purchase plan essentially eliminated employee purchases of the corporation’s stock and the lower stock price substantially reduced the exercise of employee stock options.

•	The corporation used $562 million of cash to purchase shares of common stock in fiscal 2006, as compared to a $345 million to purchase shares in the fiscal 2005 period. See further discussion below regarding the corporation’s share repurchase program.

•	During the first nine months of 2006 and 2005, the corporation had net repayments of long-term debt of $208 million and $645 million, respectively, by utilizing a combination of cash on hand and the issuance of short-term debt.

•	At the end of the third quarter of fiscal 2006, the corporation did not utilize cash on the balance sheet to repay outstanding notes payable borrowings as it had done at the end of the third quarter of 2005 and the end of fiscal 2005. At the end of the third quarter of fiscal 2005 and the end of fiscal 2005, the corporation scheduled certain notes payable obligations, primarily in the form of short-term commercial paper, to mature prior to the end of the fiscal period. Cash on hand in various operating units in different geographic locations was utilized to repay these commitments when they matured. At the beginning of the subsequent quarter, issuances of commercial paper were made and cash was returned to the corporation’s operating locations. Shortly before the end of fiscal 2005, using cash on hand, the corporation repaid $2,080 million of outstanding notes payable. That is, notes payable and cash would have been higher at the end of fiscal 2005 by $2,080 had the cash repayments not been made. As a result of the decision not to utilize cash on hand to repay outstanding notes payable, the corporation had $1,972 million of cash on the balance sheet at the end of the third quarter of fiscal 2006 versus $533 million at the end of fiscal 2005, and had outstanding notes payable of $1,595 million at the end of the third quarter of fiscal 2006, versus $239 million at the end of fiscal 2005.

Share Repurchase Program – The corporation has an ongoing share repurchase program in place that allows the corporation to repurchase the corporation’s common stock at times management deems appropriate given current market valuations. During the first nine months of fiscal 2006, the corporation repurchased 30.1 million shares of common stock with a value of $562 million as compared to common stock repurchases of $345 million in the prior year period. Of the 30.1 million shares repurchased in the first nine months of fiscal 2006, 21.9 million shares were purchased for $400 million under an accelerated share repurchase program where the final purchase price was based upon the average daily share price over a period of time of approximately 5 months. The accelerated share repurchase program concluded during the third quarter of fiscal 2006, and the final purchase price settlement resulted in approximately 1.0 million shares of common stock being delivered to the corporation. At April 1, 2006, the corporation had approximately 86.2 million shares remaining on its existing share authorization. The corporation has repurchased shares with a value of $562 million in the first nine months of fiscal 2006 and intends to repurchase additional shares in early fiscal 2007. The repurchase will likely occur after the spin-off of Branded Apparel Americas/Asia; however, the timing and amount of future share repurchases will also be influenced by market conditions and other factors.

Liquidity

Notes Payable

Notes payable increased by $1,356 million in the first nine months of fiscal 2006 to $1,595 million as the corporation did not utilize cash on the balance sheet to repay outstanding commercial paper borrowings at the end of the third quarter of fiscal 2006 as it had done at the end of fiscal 2005. Shortly before the end of fiscal 2005, using cash on hand, the corporation repaid $2,080 million of outstanding notes payable. Notes payable and cash would have been higher by $2,080 million at the end of fiscal 2005 had the notes payable repayments not been made. The corporation had cash and cash equivalents on the balance sheet at April 1, 2005 of $1,972 million.

Debt

The corporation’s total long-term debt decreased $167 million in the first nine months of fiscal 2006, from $4,492 million at July 2, 2005, to $4,325 million at April 1, 2006, as the corporation repaid maturing debt using a combination of cash on the balance sheet and the issuance of short-term notes payable, plus the impact of changes in foreign exchange rates on foreign denominated debt.

The corporation’s total long-term debt of $4,325 million is due to be repaid as follows: $244 million in the remainder of fiscal 2006; $356 million in fiscal 2007; $1,348 million in fiscal 2008; $160 million in fiscal 2009; $28 million in fiscal 2010; $2 million in fiscal 2011; and $2,187 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, proceeds from business dispositions, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consists of 42% fixed-rate debt as of April 1, 2006, as compared with 53% as of July 2, 2005. The decrease in fixed-rate debt at April 1, 2006 versus July 2, 2005 is due to the increase in notes payable that were outstanding at April 1, 2006. As noted above, the corporation did not utilize cash on the balance sheet to repay outstanding commercial paper borrowings at the end of the third quarter of fiscal 2006 as it had done at the end of fiscal 2005. As a result, the corporation had cash and cash equivalents on the balance sheet at April 1, 2006 of $1,972 million versus $533 million at July 2, 2005. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has numerous credit facilities available which management considers sufficient to satisfy its operating requirements. These credit facilities include $3.2 billion of available credit from a group of 23 banks and lending institutions. These facilities consist of a $1.35 billion three-year revolving credit facility and a $1.85 billion five-year revolving credit facility. The three-year $1.35 billion facility expires in June 2008. The five-year $1.85 billion facility expires in June 2009. The pricing for each of these facilities is based upon the corporation’s current credit rating. At April 1, 2006, the corporation had not borrowed under any of these facilities. None of these facilities mature or terminate upon a credit rating downgrade. These facilities contain a number of typical covenants, which the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended April 1, 2006, the corporation’s interest coverage ratio was 5.7 to 1.0. The corporation has amended the covenants of both the three- and five-year credit facilities for the potential disposition of various businesses outlined in the corporation’s transformation plan.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of April 1, 2006, were as follows:

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

On February 6, 2006, Moody’s Investors Service announced they had placed the long-term debt rating for senior unsecured obligations of the corporation under review for a possible downgrade, and had affirmed the corporation’s short-term debt rating of “P-2.”

As is more fully described in the Pension footnote to the Consolidated Financial Statements, the corporation’s planned sale of its U.K. Apparel operations will result in the corporation retaining the pension obligations associated with this business. On April 4, 2006, the corporation signed a Funding and Guarantee Agreement with the Sara Lee U.K. Pension Plan Trustees. Under the terms of this agreement, the corporation will increase annual pension funding of the U.K. plans to 32 million British Pounds through 2015. If at any time prior to January 1, 2016, Sara Lee Corporation ceases having a credit rating equal to, or greater than the following ratings, the annual pension funding the U.K. plans will increase by 20%: Standard and Poor’s minimum credit rating of “BBB-”; Moody’s Investor Services minimum credit rating of “Baa3” and FitchRatings minimum credit rating of “BBB-.”

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $39 million in the remainder of fiscal 2006; $125 million in fiscal 2007; $104 million in fiscal 2008; $82 million in fiscal 2009; $70 million in fiscal 2010; $59 million in fiscal 2011; and $149 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $7 million in the remainder of fiscal 2006; $26 million in fiscal 2007; $24 million in fiscal 2008; $22 million in fiscal 2009; $20 million in fiscal 2010; $16 million in fiscal 2011; and $75 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations that are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2006	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$4,325	$244	$356	$1,348	$160	$28	$2	$2,187
Interest on debt obligations (1)	1,589	61	212	161	130	120	120	785
Operating lease obligations	628	39	125	104	82	70	59	149
Purchase obligations (2)	3,008	1,159	873	386	253	187	147	3
Other long-term liabilities (3)	472	65	40	58	23	18	19	249

Subtotal	10,022	1,568	1,606	2,057	648	423	347	3,373

Contingent lease obligations (4)	190	7	26	24	22	20	16	75

Total (5)	$10,212	$1,575	$1,632	$2,081	$670	$443	$363	$3,448

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at April 1, 2006.
(2)	Purchase obligations include expenditures to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, manufacturing arrangements, storage, distribution and union wage agreements); capital expenditures; marketing services; information technology services; maintenance and other professional services where, as of the end of the quarter, the corporation has agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and the approximate delivery date. Future cash expenditures will vary from the amounts shown in the table above. The corporation enters into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. Additionally, certain costs of the corporation are not included in the table since at the end of the period an obligation did not exist. Examples of these include situations where purchasing decisions for these future periods have not been made. Ultimately, the corporation’s decisions and cash expenditures to purchase these various items will be based upon the corporation’s sales of products, which are driven by consumer demand. The corporation’s obligations for accounts payable and accrued liabilities recorded on the balance sheet are also excluded from the table.
(3)	Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives and the remaining projected fiscal 2006 pension contribution of $46 million. The corporation has employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining projected fiscal 2006 pension contribution of $46 million, noted previously, pension and postretirement obligations have been excluded from the table. A discussion of the corporation’s pension and postretirement plans, including funding matters, is included in Notes 20 and 21 to the fiscal 2005 Consolidated Financial Statements which have been filed with the Securities and Exchange Commission as part of Form 10-K. The corporation’s obligations for employee health and property and casualty losses are also excluded from the table.

(4)	Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. At April 1, 2006, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.
(5)	Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes.

Pension Plans

As indicated in the Pension note to the Consolidated Financial Statements which have been included in the corporation’s 2005 annual report on Form 10-K, the projected benefit obligation of the defined benefit plans exceeded plan assets by $1,501 million at the end of fiscal 2005 as compared to $1,537 million at the end of fiscal 2004.

In the first nine months of fiscal 2006, the corporation contributed $277 million in cash to its defined benefit pension plans, with $225 million of cash contributed in the third quarter of the year. At the present time, the corporation expects to contribute $323 million of cash to its pension plans in fiscal 2006. Approximately $5.2 million of the full year funding is related to pension plans being assumed by the buyers of businesses classified as discontinued operations.

Included in the current year estimate is the anticipated payment of $85 million to fully fund certain pension obligations of the European Branded Apparel business. These obligations were retained when the business was sold on February 3, 2006. It is anticipated that the trustees of these plans will use substantially all of the proceeds to purchase annuities for plan participants at a future date, and this action will likely result in the recognition of a settlement loss. The exact timing of the settlement of these obligations has not been determined.

The corporation’s planned sale of its U.K. Apparel operations will result in the corporation retaining the pension obligations associated with the business to be sold. The projected benefit obligation of these plans, using a 5.3% discount rate, exceeded plan assets by $483 million at the close of fiscal 2005. The fiscal 2006 net periodic benefit cost of these plans was $52 million and these costs are recognized in the selling general and administrative expenses of the corporation’s continuing operations. On April 4, 2006, the corporation signed a Funding and Guarantee Agreement with the Sara Lee U.K. Pension Plan Trustees. Significant provisions of this agreement are as follows:

•	The corporation will increase annual pension funding of these plans to 32 million British pounds through 2015. If at any time prior to January 1, 2016, Sara Lee Corporation ceases have a credit rating equal to, or greater than the following ratings, the annual pension funding will increase by 20%: Standard and Poor’s minimum credit rating of “BBB-”; Moody’s Investor Services minimum credit rating of “Baa3” and FitchRatings minimum credit rating of “BBB-.”

•	In fiscal 2016, the corporation will make a lump sum payment, if necessary, to ensure that the plans have achieved the funding required by U.K. pension protection fund (PPF) legislation. In all periods after 2016, the corporation will be required to make contributions sufficient to ensure that the plans continue to be funded to the PPF funding level. At the present time, the PPF funding deficit is approximately 335 million British pounds.

The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates. In addition, the corporation has announced its intent to dispose of certain businesses and the terms of those transactions may impact the timing and amount of future contributions to these plans. As a result the actual funding in fiscal 2006 may differ from the current estimate.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $41 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

Income Taxes

The corporation’s transformation plan includes the disposition of several significant businesses and these actions will impact future results and liquidity in several ways. First, the tax expense or benefit directly associated with each of these dispositions will impact the net income and liquidity of the corporation in the periods they are recognized. Second, if the disposal of the Branded Apparel Americas/Asia business is completed, the effective tax rate of the continuing business will likely increase. The Branded Apparel Americas/Asia operations have historically had a lower effective tax rate than the remainder of the business and generate a significant amount of operating cash flow. The elimination of this cash flow may require the corporation to remit a greater portion of the future earnings of foreign subsidiaries to the U.S. than has historically been the case, and may result in higher levels of tax expense and cash taxes paid. The corporation has indicated that it expects its effective tax rate to increase to approximately 29% to 31% after the business transformation is completed.

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

•	Sara Lee’s international operations, such as (xii) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the euro, given Sara Lee’s significant concentration of business in Western Europe; and (xiii) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers; and

•	Previous business decisions, such as (xiv) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows; (xv) credit ratings issued by the three major credit rating agencies and the impact these ratings have on Sara Lee’s cost to borrow funds; (xvi) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; (xvii) the continued legality of tobacco products in the Netherlands, Germany and Belgium; and (xviii) ongoing discussions with plan trustees and government officials regarding the funding of certain pension plans in the United Kingdom.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 1, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As described in the corporation’s annual report on Form 10-K for the fiscal year ended July 2, 2005, John Gallo, a purported Sara Lee stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on May 13, 2003 on behalf of purchasers of Sara Lee common stock between and including August 1, 2002 and April 24, 2003. The complaint names Sara Lee, C. Steven McMillan, former Chairman, President and Chief Executive Officer of Sara Lee, and Lambertus M. de Kool, Executive Vice President and Chief Financial and Administrative Officer of Sara Lee, as defendants. The plaintiff seeks, among other things, class action certification, compensatory damages in an unspecified amount, and an award of costs and expenses, including counsel fees.

Seven other putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division, and named Sara Lee, Mr. McMillan, and Mr. de Kool as defendants. The allegations in each of those complaints are substantially similar to the allegations of the lawsuit described in the immediately preceding paragraph.

Each of the foregoing actions has been consolidated in a single proceeding, In re Sara Lee Corp. Securities Litigation. On January 20, 2004, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint contains similar allegations that the defendants violated Sections 10(b) and 20(a) of the United States Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly misstating or omitting material adverse facts regarding Sara Lee’s business, operations, management and financial statements, and the value of Sara Lee common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants to increase their bonus compensation and caused the purported class to purchase Sara Lee common stock at artificially inflated prices. The consolidated amended complaint, however, omitted the previous allegations that the individual defendants or other insiders sold their personally-held Sara Lee stock to the public at artificially inflated prices.

On March 5, 2004, Sara Lee filed a motion to dismiss the consolidated amended complaint. The motion was denied on December 21, 2004, and Sara Lee’s motion to take an immediate appeal from that ruling was denied on May 26, 2005. On June 30, 2005, Sara Lee filed its answer to the complaint, denying all allegations of wrongdoing.

On October 19, 2005, Sara Lee filed a motion for judgment on the pleadings based on plaintiffs’ failure to adequately plead loss causation. The motion was fully briefed at the end of November 2005, and we are currently awaiting the judge’s ruling on the motion.

On December 15, 2005, plaintiffs filed their motion for class certification. In early March 2006, as part of class certification discovery, Sara Lee deposed both lead plaintiffs’ representatives. In addition, Sara Lee served additional third-party subpoenas on their investment advisors. Discovery on class issues closes on May 15, 2006. Sara Lee’s response in opposition to class certification is due on June 14, 2006. Plaintiffs’ reply is due on July 31, 2006.

Discovery is ongoing. Sara Lee believes that the allegations stated in the consolidated amended complaint are without merit and intends to defend the action vigorously.

Also described in the corporation’s annual report on Form 10-K for the fiscal year ended July 2, 2005, two purported Sara Lee stockholders filed individual and derivative actions in the Circuit Court of Cook County, Illinois against Sara Lee and its Board of Directors purporting to seek recovery for Sara Lee and its shareholders for purported breaches of fiduciary duty relating to the allegations asserted in the federal securities litigation described above. Each complaint seeks damages in an unspecified amount allegedly sustained by the purported breaches of fiduciary duties, loyalty and due care, and attorneys’ fees and expenses, punitive damages and interest. Both purported derivative actions have been consolidated. As discovery is proceeding in the federal action, the parties have negotiated a stipulation that will defer further activity in the state court action until plaintiffs have completed reviewing the discovery produced in the federal litigation. Sara Lee believes that the allegations in these complaints are without merit and intends to defend each of these actions vigorously.

In addition, since 1995, three complaints have been filed on behalf of former employees of Aris Philippines, Inc. (“Aris”) alleging unfair labor practices associated with Aris’ termination of manufacturing operations in the Philippines. Each of these three complaints includes allegations with the same issues and facts. With regard to two of these complaints, Aris prevailed in the administrative hearings held in the Philippines. Although implicated in these complaints, Sara Lee was not a party. The third complaint is a consolidation of cases filed from 1998 through July 1999 by individual complainants in the Republic of the Philippines, Department of Labor and Employment, National Labor Relations Commission. On December 11, 1998, the complaint was amended to name Sara Lee as a party. The case is styled: Emelinda Mactlang, et al. v. Aris Philippines, Inc., et al. In the underlying proceedings the arbitrator ruled against Sara Lee and awarded the plaintiffs $60 million in damages and fees. Sara Lee is appealing this administrative ruling. Sara Lee believes that the plaintiffs’ claims are without merit and is vigorously defending the remaining complaint. However, no assurance can be given that an adverse outcome in the matter will not occur.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, readers are encouraged to carefully consider the factors described under the heading “Business–Risk Factors” in Part I of the corporation’s Annual Report on Form 10-K for the year ended July 2, 2005, which factors could materially impact our business, financial condition or future results.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the third quarter of fiscal 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2006 to February 4, 2006	—	$—	—	87,243,275
February 5, 2006 to March 4, 2006 (2)	995,165	—	—	86,248,110
March 5, 2006 to April 1, 2006	—	—	—	86,248,110

Total	995,165	$—	—	86,248,110

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At April 1, 2006, 86.2 million shares remain under this program. There is no expiration date for the program.
(2)	During the first quarter of fiscal 2006, the corporation entered into an accelerated share repurchase program under which it repurchased 20.9 million shares of common stock for a preliminary purchase price of $400 million. The final purchase price was based upon the average daily share price over a repurchase period. The accelerated stock repurchase program concluded in February 2006, and the final purchase price settlement resulted in 995,165 additional shares of common stock being delivered to the corporation. No cash was paid or received by the corporation as part of the final settlement of the accelerated share repurchase program.

ITEM 6 - EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ Wayne R. Szypulski
Wayne R. Szypulski
Senior Vice President and Controller
(Principal Accounting Officer and Duly Authorized Officer)

DATE: May 10, 2006