Form 10-K
period 2006-07-01
LEE SARA CORP
filed 2006-09-14
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2006

Commission file number 001-03344

Sara Lee Corporation

(Exact name of registrant as specified in its charter)

Maryland	36-2089049
(State of incorporation)	(I.R.S. Employer Identification No.)

Three First National Plaza Chicago, Illinois	60602-4260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (312) 726-2600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The Chicago Stock Exchange The New York Stock Exchange The Pacific Exchange The Stock Exchange (London)

Preferred Stock Purchase Rights	The Chicago Stock Exchange The New York Stock Exchange The Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

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

On August 18, 2006, the registrant had outstanding 770,449,856 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended July 1, 2006 are incorporated by reference into Parts I, II and IV of this Form 10-K, and are filed as Exhibit 13. Portions of the registrant’s Proxy Statement for its 2006 annual meeting of stockholders are incorporated by reference into Items 10-12 and Item 14 of Part III of this Form 10-K.

PART I

Item 1. Business

Sara Lee Corporation (“Sara Lee,” “we,” “our” or the “Company”) is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. The Company was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985. Sara Lee’s principal executive offices are located in Chicago, Illinois.

Recent Business Developments

In February 2005, Sara Lee announced a comprehensive transformation plan designed to improve performance and better position the company for long-term growth. The transformation plan is expected to be completed by 2010 and involves several components:

•	Transform Sara Lee’s business portfolio by disposing of a number of businesses. Sara Lee decided to dispose of select businesses in order to focus on its key food, beverage and household products businesses. During fiscal 2006, Sara Lee disposed of its Direct Selling, European Branded Apparel, U.K. Apparel, U.S. Retail Coffee, European Nuts and Snacks, and U.S. Meat Snacks businesses. In August 2006, after the end of fiscal year 2006, Sara Lee completed the sale of its European Meats business. Additionally, on September 5, 2006, Sara Lee completed the spin off of its Branded Apparel Americas/Asia business, which was spun off as an independent public company named “Hanesbrands Inc.”

•	Reorganize continuing operations. At the beginning of fiscal 2006, Sara Lee reorganized its business operations around distinct consumers, customers and geographic markets. As a result, our business is organized around seven business segments: North American Retail Meats, North American Retail Bakery, Foodservice, International Beverage, International Bakery, Household and Body Care and Branded Apparel.

•	Improve operational efficiency. In order to improve operational efficiency, Sara Lee is utilizing continuous improvement methods to streamline processes and is centralizing its procurement and information technology across the organization.

•	Consolidate North American and European headquarters. As part of the transformation, Sara Lee is consolidating the headquarters of its North American businesses to one location in the Chicago area and the headquarters of its European businesses to one location in Utrecht, the Netherlands.

Description of the Business

At the beginning of fiscal 2006, Sara Lee reorganized its business operations around distinct consumers, customers and geographic markets in order to build functional excellence, increase strategic focus and simplify the organization. Sara Lee’s new structure is organized around seven business segments—North American Retail Meats, North American Retail Bakery, Foodservice, International Beverage, International Bakery, Household and Body Care and Branded Apparel. Results of operations for fiscal year 2006 are presented based upon this reporting structure. Sara Lee also completed the spin off of its Branded Apparel Americas/Asia businesses into an independent public company called “Hanesbrands Inc.” The spin off was completed on September 5, 2006, after the end of fiscal year 2006.

North American Retail Meats

North American Retail Meats sells a variety of packaged meat products to retail customers in North America. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, and cooked and dry hams. North American Retail Meats’

significant brands include Hillshire Farm, Ball Park, Jimmy Dean, Sara Lee, Bryan, State Fair, Kahn’s and Best’s Kosher in the U.S. and Kir, Zwan and Duby in Mexico.

North American Retail Meats primarily sells its products in the U.S. and Mexico, and 89% of the segment’s fiscal 2006 sales were generated in U.S. dollars. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains and generally are transacted through Sara Lee’s own sales force and outside brokers.

The primary raw materials for the segment’s products include pork, turkey, beef and chicken, which are purchased almost entirely from independent farmers and vendors. Sara Lee does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based on supply and demand in the marketplace.

The meats business is highly competitive, with an emphasis on product quality, innovation and price. New product innovations are a key component to success. The North American Retail Meats segment competes with other international, national, regional and local companies in each of the product groups.

The North American Retail Meats’ operations are regulated by the U.S. Department of Agriculture, whose focus is the quality, sanitation and safety of meat products, and to a lesser extent by state and local government agencies. North American Retail Meats’ operations in Mexico are regulated by local authorities in a similar fashion.

North American Retail Meats’ business accounted for 15.9%, 15.2% and 15.2% of Sara Lee’s consolidated sales during fiscal years 2006, 2005 and 2004, respectively.

North American Retail Bakery

North American Retail Bakery sells a wide variety of fresh and frozen baked products and specialty items to retail customers in North America. Products include bread, buns, bagels, rolls, muffins, specialty bread, frozen pies, cakes, cheesecakes and other desserts. North American Retail Bakery sells its products under the brands Sara Lee, Earth Grains, Grant’s Farm, Colonial, Rainbo, Holsum, IronKids, Mother’s, Sunbeam, Healthy Choice and Chef Pierre. Certain brands are used under licensing arrangements; however sales of products sold under licensing arrangements represent less than 8% of total North American Retail Bakery sales. The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Substantially all of the North American Retail Bakery’s sales are generated in the U.S. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains, and generally are made through Sara Lee’s sales force and independent wholesalers. The North American Retail Bakery segment offers delivery directly to retail customer stores and warehouses through its direct store delivery system, which maintains approximately 4,500 delivery routes.

North American Retail Bakery’s primary raw materials include wheat flour, sugar, corn syrup, butter, fruit, eggs and cooking oils, which are purchased from independent suppliers. Sara Lee does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports.

The bakery business is highly competitive, with an emphasis on product quality, innovation and value. New product innovations drive growth in this segment. The North American Retail Bakery segment competes with other international, national, regional and local companies in each of the product groups.

North American Retail Bakery’s business accounted for 11.7%, 11.3% and 12.5% of Sara Lee’s consolidated sales during fiscal years 2006, 2005 and 2004, respectively.

Foodservice

Foodservice sells a variety of meats, bakery and beverage products to foodservice customers in North America. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, meat snacks, cooked and dry hams, bread, buns, bagels, rolls, muffins, specialty bread, refrigerated dough, frozen pies, cakes, cheesecakes, roast, ground and liquid coffee, cappuccinos, lattes, teas, and a variety of sauces, dressings and condiments.

During fiscal 2006, virtually all of the segment’s sales were generated in the U.S. Sales are made in the foodservice channel to distributors, restaurants, hospitals and other large institutions. The Foodservice segment also offers direct delivery of beverage products to restaurants and warehouses through its direct delivery system. Unit volumes in the Foodservice segment are generally a function of consumer eating patterns outside of the home.

The primary raw materials for Foodservice’s products include pork, turkey, beef, chicken, wheat flour, sugar, corn syrup, butter, fruit, eggs, cooking oils and green coffee beans, which are purchased from independent vendors and farmers. The Foodservice segment does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports.

The Foodservice segment competes with other international, national, regional and local companies in each of the product groups and is regulated by various U.S. government agencies such as the U.S. Department of Agriculture and the Food and Drug Administration.

Foodservice’s business accounted for 13.7%, 13.4% and 13.4% of Sara Lee’s consolidated sales during fiscal years 2006, 2005 and 2004, respectively.

International Beverage

International Beverage sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil. In Europe, some of the more prominent brands are Douwe Egberts, Senseo, Maison du Café, Marcilla, Merrild and Pickwick. In South America, significant brands include Café do Ponto, Café Caboclo, União and Café Pilão.

In fiscal 2006, 85% of the segment’s sales were generated in Western and Central Europe, 11% in Brazil and 4% in Australia. Sales are made in both the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to distributors. The International Beverage segment also offers direct delivery to restaurants and warehouses through its direct delivery system.

The beverage business is highly competitive, with an emphasis on quality and value, and the International Beverage segment competes with other international and regional companies. Consumer preferences as to the blend or flavor and convenience of their purchases continue to change, with differing preferences around the world.

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

Sara Lee’s International Beverage business accounted for 14.8%, 14.4% and 13.3% of Sara Lee’s consolidated revenues during fiscal years 2006, 2005 and 2004, respectively.

International Bakery

International Bakery sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia. Products include a variety of bread, buns, rolls, specialty bread, refrigerated dough, frozen desserts and ice cream. The major brands under which International Bakery sells its products include Bimbo, CroustiPate, Ortiz, BonGateaux and Sara Lee.

During fiscal 2006, 86% of the segment’s sales were generated in Western Europe, while the remaining sales were generated in Australia. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains and in the foodservice channel to distributors and other institutions. Sales generally are made through Sara Lee’s sales force and independent wholesalers. The International Bakery segment offers delivery directly to retail customer stores and warehouses through its direct store delivery system.

International Bakery’s primary raw materials include wheat flour, sugar, corn syrup, butter, fruit, eggs, milk and cooking oils, which are purchased from independent suppliers. The International Bakery segment does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports.

The bakery business is highly competitive, with an emphasis on product quality, innovation and value. New product innovations drive growth in this segment. The International Bakery segment competes with other international, national, regional and local companies in each of the product groups.

The International Bakery’s business accounted for 4.7%, 4.8% and 4.5% of Sara Lee’s consolidated revenues during fiscal years 2006, 2005 and 2004, respectively.

Household and Body Care

Household and Body Care sells products in four primary categories: body care, air care, shoe care and insecticides. Body care consists of soaps, shampoos, bath and shower products, deodorants, shaving creams and toothpastes, which are sold primarily in Europe under brands such as Sanex, Duschdas, Radox, Monsavon and Prodent. Air care provides air fresheners under the Ambi Pur brand in Europe and certain Asian countries. Shoe care includes polishes, cleaners and wax under the Kiwi and Meltonian brands in many countries around the world. Insecticides are sold primarily in Europe and Asia under brands such as Vapona, Catch, GoodKnight, Bloom and Ridsect.

In fiscal 2006, 67% of the segment’s sales were generated in Western and Central Europe, 22% in the Asia Pacific region and 5% in the U.S. The remaining portion of the segment’s sales was generated primarily in Africa.

The Household and Body Care business is highly competitive, with an emphasis on innovation, quality and value. Sara Lee competes with other international and regional companies.

Sara Lee’s Household and Body Care segment accounted for 11.5%, 12.0% and 12.2% of Sara Lee’s consolidated revenues during fiscal years 2006, 2005 and 2004, respectively.

Branded Apparel

Branded Apparel designs, manufactures, sources and sells a broad range of apparel essentials such as t-shirts, bras, panties, men’s underwear, kids’ underwear, socks, hosiery, casualwear and activewear. Branded Apparel’s principal brands include Hanes, Champion, Playtex, Bali, Just My Size, barely there and Wonderbra. On September 5, 2006, Sara Lee spun off the Branded Apparel segment into an independent, publicly traded business named Hanesbrands Inc. Sara Lee completed the spin off by distributing Hanesbrands’ common stock in a pro rata dividend to holders of Sara Lee common stock as of August 18, 2006. The dividend represented 100% of the common stock of Hanesbrands Inc. outstanding at the time of the spin off.

Branded Apparel sells its products primarily in the U.S. and certain parts of Asia. In fiscal 2006, 90% of the segment’s sales were generated in the U.S. The primary distribution channel for this segment’s products is wholesale sales to retailers, including sales to mass merchants, national chains and traditional department stores. Branded Apparel also makes wholesale sales to third-party embellishers and sales direct-to-consumers.

Sara Lee’s Branded Apparel segment accounted for 28.1%, 29.2% and 29.2% of Sara Lee’s consolidated revenues during fiscal years 2006, 2005 and 2004, respectively.

Customers

Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more business segments, and it has developed specific approaches to working with these individual customers. During fiscal 2006, Wal-Mart Stores Inc. was Sara Lee’s largest customer. Net sales to Wal-Mart Stores Inc. were $2.5 billion, or 15.6% of Sara lee’s fiscal 2006 net sales. Of this amount, $1.3 billion of net sales were made by the Branded Apparel business and $1.1 billion of net sales were made by the Food and Beverage business. Although no other single customer accounts for 10% or more of Sara Lee’s consolidated revenues, the loss of one of our major mass retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

Trademarks

Sara Lee is the owner of approximately 28,000 active trademark registrations and applications in countries around the world (excluding trademarks transferred to Hanesbrands Inc. in connection with the spin off) and believes that, as it continues to build brands globally, its trademarks are among its most valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. Sara Lee believes that its core brands are covered by trademark registrations in most countries of the world in which Sara Lee does business, and Sara Lee has an active program designed to ensure that its marks and other intellectual property rights are registered, renewed, protected and maintained. Some of Sara Lee’s products are sold under brands that have been licensed from third parties. Sara Lee also owns a number of valuable patents; however, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, Sara Lee owns numerous copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality

Generally, seasonal changes in demand for certain Sara Lee products are offset by Sara Lee’s diverse product offerings. Seasonality in the North American Retail Meats segment is balanced by the diverse offering of products that tends to offset seasonal changes in demand. For example, sales of hot dogs and lunchmeat increase during the summer months, and ham and breakfast sausage sales increase during the winter holiday periods. Seasonality in the North American Retail Bakery and International Bakery segments also is balanced by the diverse offering of products that tends to offset the seasonal changes in demand. For example, sales of buns increase in the warm summer months, and sales of dough products, specialty cakes and pies increase for the winter holiday season. Seasonality in the Foodservice segment is balanced by a diverse offering of products to meet the consumer’s seasonal eating patterns. Sales of beverage products are higher in the second quarter due to higher consumer consumption in the winter months. The Household and Body Care segment experiences higher sales in the second half of the fiscal year, as sales of both body care products and insecticides increase in anticipation of the warmer summer months.

In total during fiscal 2006, 24.5% of Sara Lee’s consolidated net sales from continuing operations were recognized in the first quarter, 26.0% in the second quarter, 23.8% in the third quarter and 25.7% in the fourth quarter.

Regulations

Sara Lee’s North American Retail Meats, North American Retail Bakery and Foodservice operations, food products and packaging materials are subject to regulations administered by the U.S. Department of Agriculture and the Food and Drug Administration. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; and establish labeling standards and nutrition labeling requirements for food products. In addition, various states regulate these businesses by enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants and imposing their own labeling requirements on food products.

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

Employees

At the end of fiscal year 2006, Sara Lee employed approximately 109,000 employees worldwide in its continuing operations. Approximately 50,000 of these employees are part of the Branded Apparel business that was spun off in September 2006.

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

A copy of Sara Lee’s Corporate Governance Guidelines, Global Business Standards or the charter of Sara Lee’s Audit, Compensation and Employee Benefits, or Corporate Governance and Nominating Committees will be sent to any stockholder without charge upon written request addressed to Sara Lee Corporation, Attn: Investor Relations Department, at 70 W. Madison Street, Chicago, Illinois, 60602-4260, or by calling (312) 558-4947 (as of January 2007, at 3500 Lacey Road, Downers Grove, Illinois, 60515-5424 or by calling (630) 598-8100).

Throughout this Annual Report and as permitted by the SEC, Sara Lee “incorporates by reference” certain information from parts of other documents filed or to be filed with the SEC, including Sara Lee’s 2006 Annual Report to Stockholders and Sara Lee’s Proxy Statement. Readers of this Annual Report on Form 10-K are encouraged to read the information referenced in such other documents. Portions of Sara Lee’s 2006 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K, and full copies of Sara Lee’s 2006 Annual Report to Stockholders and Proxy Statement will be available, on or about September 21, 2006, on Sara Lee’s Web site, www.saralee.com, under “Investors—Reports and Documents.”

Financial Information About Industry Segments

For financial reporting purposes, Sara Lee’s businesses are divided into seven business segments: North American Retail Meats, North American Retail Bakery, Foodservice, International Beverage, International Bakery, Household and Body Care and Branded Apparel. Financial information about Sara Lee’s business segments is incorporated herein by reference to Note 24, “Business Segment Information,” to the Consolidated Financial Statements contained in Sara Lee’s 2006 Annual Report to Stockholders.

Financial Information About Foreign and Domestic Operations and Export Sales

Sara Lee’s foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee’s principal foreign subsidiary is Sara Lee International, B.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands (“Sara Lee International”). Sara Lee International has responsibility for managing the International Beverage, International Bakery and worldwide Household and Body Care divisions of Sara Lee. Household and Body Care’s operations are conducted by subsidiaries in over forty countries. The financial information about Sara Lee’s foreign and domestic operations in Note 25, “Geographic Area Information,” to the Consolidated Financial Statements contained in the Company’s 2006 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Sara Lee of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2006 Annual Report to Stockholders is incorporated herein by reference.

Item 1A. Risk Factors

This Annual Report on Form 10-K, including the information incorporated herein by reference, contains certain forward-looking statements including the anticipated costs and benefits of restructuring actions, Sara

Lee’s access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events, and are inherently uncertain. Readers should recognize that actual results may differ from those expressed or implied in the forward-looking statements. The risk factors described below could have a material impact on Sara Lee’s business.

Sara Lee’s potential inability to implement the transformation plan, or to realize the anticipated benefits of the transformation plan, could adversely affect our results of operations and financial condition.

On February 10, 2005, Sara Lee announced a transformation plan designed to improve performance and better position Sara Lee for long-term growth. Our transformation plan is designed to focus Sara Lee’s business portfolio and to dramatically increase operating efficiency and generate significant cost savings by fiscal 2010. These plans include integrating our businesses into the new business structure described in this Annual Report on Form 10-K and consolidating our North American and European headquarters in the Chicago area and in Utrecht. The projected cost savings from these plans are important to enable Sara Lee to make the needed marketing and R&D investments to achieve our business growth goals and to improve ongoing financial returns. If Sara Lee is unable to implement any of the elements of the transformation plan as planned, we may not reap the anticipated benefits of the plan. Any negative impact the transformation plan has on our relationships with employees, major customers, vendors or our cost of funds, and any failure to generate the anticipated efficiencies and savings from the plan, also could adversely affect our results of operations or financial condition.

Sara Lee is subject to risks associated with our international operations, which could negatively affect our sales to customers in foreign countries as well as our operations and assets in such countries.

In fiscal year 2006, we derived approximately 34% of our net sales from customers located outside of the United States. In addition, we have substantial assets located outside of the United States and use non-U.S. third-party suppliers for inventory and distribution services. As a result, Sara Lee is subject to numerous risks and uncertainties relating to international sales and operations, including:

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

Intangible assets and goodwill comprise a significant portion of our total assets. Intangible assets include trademarks, customer relationships, software and certain contractual relationships. 85% of all of Sara Lee’s intangible assets have a finite life and are amortized, and 15% have an indefinite life and are not amortized. Intangible assets with a finite life are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Such events include adverse changes in the business climate, current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life. An impairment review of goodwill and intangible assets not subject to amortization is conducted at least once a year and if events or changes in circumstances indicate that their carrying value may not be recoverable. In implementing the transformation plan, we disposed of several of our businesses and also disposed or abandoned certain other intangible assets. As a result of such actions, we recognized a number of impairment charges relating to these activities. Similar events may require us to recognize increased levels of future intangible amortization, or incur charges to recognize the impairment of certain other assets.

Sara Lee may not be able to implement the capital structure strategic initiatives we announced or realize the anticipated benefits of these strategic initiatives.

Sara Lee has announced several major capital structure initiatives that we intend to implement as we complete the transformation plan. In particular, we announced that we intend to (i) repurchase approximately $2 billion of our common stock during the transformation period, with $500 million being repurchased in fiscal 2007, (ii) use divestiture proceeds and cash from operations to reduce debt by $1.0 billion in fiscal 2007, and (iii) continue to target a dividend payout ratio of 40% to 50%. These initiatives are designed to return value to shareholders, optimize our capital structure and help us maintain a strong credit profile as we complete the transformation plan. We believe that we will be able to generate sufficient cash necessary to implement each of these initiatives and maintain current investments in our businesses, but there is no guarantee that this will be the case. Even if we are able to implement these capital structure initiatives, there is no guarantee that they will achieve their intended results. In particular, we cannot be certain that the initiatives will not result in a downgrade of our credit ratings or that committing cash to these initiatives will be viewed by analysts and investors as an appropriate use of our resources.

Volatility in the equity markets or interest rates could substantially increase our pension costs.

The projected benefit obligation and assets of Sara Lee’s defined benefit pension plans as of the end of fiscal 2006 was $5.8 billion and $4.7 million, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. In addition, in April 2006 we signed an agreement with the trustees of the Sara Lee U.K. Pension Plan in which we agreed to make specified payments to the Plan each year through 2015, and then make a lump sum payment in 2016, if necessary, to ensure the Plans have achieved the level of funding required by U.K. legislation. Under this agreement, the amount of the annual payments may be increased 20% if Sara Lee ceases to maintain specified credit ratings, and the lump sum payment we may be required to make in 2016 will depend upon changes in interest rate and the market value of assets in the U.K. Pension Plan. A significant increase in our pension funding requirements could have a negative impact on our results of operations.

The transformation plan is expected to increase Sara Lee’s effective tax rate.

As a global business, Sara Lee’s tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. In connection with our transformation plan, we disposed of several significant businesses, which will impact our future results in several ways. First, the tax expense or benefit directly associated with these dispositions will impact our net income and liquidity. Second, the spin off of the Branded Apparel Americas/Asia business, which was completed on September 5, 2006, will increase the effective tax rate of Sara Lee’s remaining business. The Branded Apparel Americas/Asia business historically has had a lower effective tax rate than the remainder of the business and generates a significant amount of operating cash flow. The elimination of this cash flow may require us to remit a greater portion of the earnings of foreign subsidiaries to the U.S. than we have historically, which is likely to result in higher levels of tax expense and cash taxes paid.

Changes in our relationship with our major customers, or in the trade terms required by such customers, may reduce sales and profits.

Because of the competitive environment facing retailers, many of our customers have increasingly sought to obtain pricing concessions or better trade terms. This trend has become more pronounced with increasing retailer consolidation and the rise in hard discounters in Europe. To the extent we provide concessions or better trade terms, our margins are reduced. Further, if we are unable to maintain terms that are acceptable to our major trade customers, such as Wal-Mart Stores Inc., our largest customer, or our customers determine that less inventory is necessary to service consumers, these customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

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

Food safety issues have received increased media attention over the past few years. One prominent issue in the United States and Europe has been concern relating to “mad cow” disease. Any future outbreak of livestock disease in the United States may result in adverse publicity and a loss of customer confidence in the protein products affected by the particular disease. A reduction in consumption of such protein sources in the United States or Europe would have a negative impact on the profitability of our North American meats business. Outbreaks of livestock disease may also result in import and export restrictions.

The food production industry is also subject to extensive government regulation. Our U.S. food processing facilities and food products are subject to frequent inspection by the United States Department of Agriculture (USDA), and our meat business in Mexico is regulated by local authorities in a similar fashion. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation. We anticipate increased regulation by various governmental agencies concerning food safety. More stringent requirements could result in changes in industry practices that could increase our costs and reduce margins.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Sara Lee’s corporate headquarters are located in leased facilities in Chicago, Illinois; however, Sara Lee is in the process of relocating management of its North American businesses and most of its corporate staff to a single leased facility just outside Chicago, Illinois. In addition, Sara Lee operates more than 440 food processing and consumer product manufacturing plants, warehouses and distribution facilities that each contains more than 20,000 square feet in building area. Sara Lee or its subsidiaries own most of these facilities, and the majority of the leased facilities are subject to lease terms of less than 10 years. Management believes that Sara Lee’s facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Sara Lee’s current business operations and that the loss of any single facility would not have a material adverse effect on the operations or financial results of Sara Lee or any of its lines of business.

The following table identifies the locations of Sara Lee facilities (owned or leased) containing more than 20,000 square feet in building area by line of business. The table does not include facilities owned by the Branded Apparel segment, which was spun off as an independent public company on September 5, 2006.

Food & Beverage (includes North American Retail Meats and North American Retail Bakery)
United States facilities (30 states)	approximately 12.9 million square feet

International facilities (Mexico)	approximately 2.2 million square feet

Foodservice
United States facilities (17 states)	approximately 3.3 million square feet

International facilities—N/A

Sara Lee International (includes International Beverage, International Bakery and Household and Body Care)
United States facilities (1 state)	approximately 20,000 square feet

International facilities	approximately 11.7 million square feet
Australia	Hungary	Poland
Belgium	India	Portugal
Brazil	Indonesia	South Africa
China	Italy	Spain
Czech Republic	Kenya	Thailand
Denmark	Malaysia	United Kingdom
France	The Netherlands	Zambia
Germany	Philippines	Zimbabwe
Greece

Item 3. Legal Proceedings

As described in the corporation’s annual report on Form 10-K for the fiscal year ended July 2, 2005, John Gallo, a purported Sara Lee stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on May 13, 2003. Subsequently, seven other putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division. The complaints name Sara Lee, C. Steven McMillan, former Chairman, President and Chief Executive Officer of Sara Lee, and Lambertus M. de Kool, Executive Vice President and Chief Financial and Administrative Officer of Sara Lee, as defendants. Each of the foregoing actions were consolidated in a single proceeding captioned In re Sara Lee Securities Litigation on July 18, 2003. Judge Charles R. Norgle appointed co-lead plaintiffs and class counsel, who filed their consolidated amended complaint on January 20, 2004. The complaint alleges a class period from August 1, 2002 to April 24, 2003, and asserts that the defendants misstated or omitted material adverse facts regarding Sara Lee’s business, operations, management, and financial statements, and the value of Sara Lee’s common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants to increase their bonus compensation, and caused the class to purchase the stock at artificially inflated prices. The plaintiffs seek relief under Sections 10(b) and 20(a) of the United States Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

On October 19, 2005, defendants filed a motion for judgment on the pleadings based on the plaintiffs’ failure to adequately plead loss causation. The motion was fully briefed at the end of November 2005. On July 10, 2006, the motion was granted and the case has been dismissed. The Court found that plaintiffs failed to allege and prove that defendants’ misrepresentations and other fraudulent conduct proximately caused plaintiffs’ economic losses. On July 24, 2006, plaintiffs moved for relief from final judgment and for leave to amend the consolidated amended complaint under Federal Rules 15(a), 59(e), and 60(b). Sara Lee believes that the allegations stated in the proposed amended consolidated amended complaint remain without merit and it intends to continue to defend the action vigorously.

Also as described in the corporation’s annual report on Form 10-K for the fiscal year ended July 2, 2005, two purported Sara Lee stockholders filed individual and derivative actions in the Circuit Court of Cook County, Illinois against Sara Lee and its Board of Directors purporting to seek recovery for Sara Lee and its shareholders for purported breaches of fiduciary duty relating to the allegations asserted in the federal securities litigation described above. Each complaint seeks damages in an unspecified amount allegedly sustained by the purported breaches of fiduciary duties, loyalty and due care, and attorneys’ fees and expenses, punitive damages and interest. Both purported derivative actions have been consolidated. Sara Lee believes that the allegations in these complaints are without merit and intends to defend each of these actions vigorously. Should the plaintiffs not dismiss this case given the federal action’s dismissal, defendants are prepared to move to dismiss.

In addition, since 1995, three complaints have been filed on behalf of former employees of Aris Philippines, Inc. (“Aris”) alleging unfair labor practices associated with Aris’ termination of manufacturing operations in the

Philippines. Each of these three complaints includes allegations with the same issues and facts. With regard to two of these complaints, Aris prevailed in the administrative hearings held in the Philippines. Although implicated in these complaints, Sara Lee was not a party. The third complaint is a consolidation of cases filed from 1998 through July 1999 by individual complainants in the Republic of the Philippines, Department of Labor and Employment, National Labor Relations Commission. On December 11, 1998, the complaint was amended to name Sara Lee as a party. The case is styled: Emelinda Mactlang, et al. v. Aris Philippines, Inc., et al. In the underlying proceedings, the arbitrator ruled against Sara Lee and awarded the plaintiffs $60 million in damages and fees. Sara Lee is appealing this administrative ruling. Sara Lee believes that the plaintiffs’ claims are without merit and is vigorously defending the remaining complaint. However, no assurance can be given that an adverse outcome in the matter will not occur.

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

Brenda C. Barnes, Age 52. Chairman and Chief Executive Officer of Sara Lee Corporation since October 2005, President and Chief Executive Officer from February 2005 to October 2005, and President and Chief Operating Officer from July 2004 to February 2005. She has served as a director of Sara Lee since July 2004. Ms. Barnes served as the Interim President of Starwood Hotels and Resorts from November 1999 to March 2000, and President and Chief Executive Officer of PepsiCola North America from 1996 until 1998. Prior to that she held various positions with several divisions of PepsiCo, Inc. from 1976 to 1996. Ms. Barnes also served as an adjunct professor at the Kellogg Graduate School of Business and at North Central College in 2002. Ms. Barnes is a member of the Board of Directors of The New York Times Company and Staples, Inc. She also serves on the Board of Trustees of Augustana College and is a member of the Steering Committee of the Kellogg Center for Executive Women.

Diana S. Ferguson, Age 43. Senior Vice President of Sara Lee Corporation since January 2004 and Chief Financial Officer of Sara Lee Foodservice from June 2006. Ms Ferguson served as Senior Vice President, Strategy and Corporate Development from February 2005 to June 2006, and Treasurer from January 2001 to February 2004. She was elected a Vice President of Sara Lee in January 2001. Prior to joining Sara Lee in 2001, Ms. Ferguson served as Vice President and Treasurer of Fort James Corporation, held a variety of treasury management positions at Eaton Corporation, and served in various financial positions at Fannie Mae, the First National Bank of Chicago and IBM. Ms. Ferguson serves as a member of the Board of Directors of Franklin Electric Co., Inc. and People’s Energy Corporation.

Christopher J. (CJ) Fraleigh, Age 43. Senior Vice President of Sara Lee Corporation and Chief Executive Officer of Sara Lee Food & Beverage since January 2005. Prior to joining Sara Lee, Mr. Fraleigh was employed by General Motors Corporation (automobile manufacturer) as general manager of its GMC-Buick-Pontiac division during 2004 and as Executive Director of Advertising and Corporate Marketing from 2001 to 2004. Mr. Fraleigh also served as Vice President, Colas from 1999 to 2001, and Director—Brand Pepsi from 1997 to 1999 for PepsiCo, Inc.

L.M. (Theo) de Kool, Age 53. Executive Vice President and Chief Financial and Administrative Officer of Sara Lee since February 2005; Executive Vice President and Chief Financial Officer of Sara Lee from January 2002 to February 2005. Mr. de Kool began his career with Sara Lee in 1990, serving as Vice President of Finance for the Household and Personal Care division of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee, from 1990 to 1993. From 1993 to 1995, he served as Chief Financial Officer of the Blokker retail chain. Mr. de Kool rejoined Sara Lee/DE in 1995 as its Chief Financial Officer and as a member of its Board of Management. Mr. de Kool was named a Vice President of Sara Lee in 1996 and a Senior Vice President of Sara Lee in 2001. Mr. de Kool also serves as a member of the Supervisory Board of Royal Wessanen nv, a multinational food corporation based in the Netherlands.

James W. Nolan, Age 50. Senior Vice President of Sara Lee and Chief Executive Officer of Sara Lee Foodservice since February 2005. Mr. Nolan served as Executive Vice President, U.S. Operations of PepsiAmericas, Inc. (beverage manufacturer), from 2002 to February 2005, and served as PepsiAmericas’ Senior Vice President—West Group from 2001 to 2002. Mr. Nolan was employed by PepsiCo, Inc. and served as Senior Vice President, Sales and Market Development from 1998 to 2001 and as Chief Customer Officer/Senior Vice President National Sales from 1994 to 1998.

Adriaan Nühn, Age 53. Executive Vice President of Sara Lee since March 2003 and Chief Executive Officer of Sara Lee International since July 2003. Mr. Nühn joined Sara Lee International in 1990 and has held various positions of increasing responsibility. He was elected a Vice President of Sara Lee, Chief Executive Officer of Sara Lee’s Household and Body Care division and a member of the Board of Management of Sara Lee International in 1995, elected a Senior Vice President of Sara Lee in 1996 and appointed President of Sara Lee’s worldwide Coffee and Tea division in 1999.

Roderick A. Palmore, Age 54. Executive Vice President, General Counsel and Secretary of Sara Lee since April 2004, Senior Vice President, General Counsel and Secretary of Sara Lee since 1999 and Deputy General Counsel and Vice President of Sara Lee from 1996 to 1999. Prior to joining Sara Lee, Mr. Palmore was a partner of Sonnenschein, Nath & Rosenthal (law firm) in Chicago from 1993 to 1996 and a partner of Wildman, Harrold, Allen & Dixon (law firm) in Chicago from 1986 to 1993.

Wayne R. Szypulski, Age 55. Senior Vice President of Sara Lee since June 2001; Controller and Chief Accounting Officer of Sara Lee since 1993. Since joining Sara Lee in 1983, Mr. Szypulski has held various financial accounting positions with Sara Lee, including Vice President—Controller, Assistant Corporate Controller, Director—Accounting Projects, and Manager-Accounting.

PART II

Item 5. Market for Sara Lee’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sara Lee’s securities are traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. As of September 1, 2006, Sara Lee had approximately 80,860 holders of record of its common stock. Information regarding market prices and cash dividends paid on Sara Lee’s common stock during the past two fiscal years in Note 26, “Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements contained in the Company’s 2006 Annual Report to Stockholders is incorporated herein by reference.

For information regarding securities authorized for issuance under Sara Lee’s equity compensation plans, see Item 12.

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the fourth quarter of fiscal 2006. As noted below, no purchases were made during the quarter.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 2, 2006 to May 6, 2006	0	0	0	87,243,275

May 7, 2006 to June 3, 2006	0	0	0	87,243,275

June 4, 2006 to July 1, 2006	0	0	0	87,243,275

Total	0	0	0	87,243,275

(1)	Sara Lee has a continuing stock repurchase program under which it may repurchase shares of common stock in either open market or private transactions. On August 4, 2005, Sara Lee announced that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. There is no expiration date for the program.

Item 6. Selected Financial Data

Financial information for Sara Lee for the five fiscal years ended July 1, 2006 that appears under the heading “Financial Summary” in the Company’s 2006 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements, and the “Financial Review,” contained in the Company’s 2006 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” in the Company’s 2006 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” in the Company’s 2006 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related Notes to Financial Statements of Sara Lee contained in the Company’s 2006 Annual Report to Stockholders and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference.

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

Management’s Consideration of the Restatement

In coming to the conclusion that Sara Lee’s internal control over financial reporting was effective as of July 1, 2006, management considered, among other things, the restatement of Sara Lee’s consolidated financial statements related to the deferred tax valuation allowance, as discussed in Note 1 to the accompanying Consolidated Financial Statements. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration: (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on net income, accumulated other comprehensive income and common stockholders’ equity were not material to the financial statements of prior year interim or annual periods; and (iii) that Sara Lee reached its decision to restate its previously issued financial statements based on the conclusion that the cumulative impact of the adjustments, if recorded in the current period, would have been material to the current year’s reported net income, management has concluded that the restatement does not give rise to a material weakness in internal control over financial reporting as of July 1, 2006.

Internal Control over Financial Reporting

Management’s report on Sara Lee’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related Report of Independent Registered Public Accounting Firm, are contained in Sara Lee’s 2006 Annual Report to Stockholders under the headings “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 1, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the transformation plan, the Company is likely to experience significant changes in personnel and processes throughout its businesses. These changes could impact the Company’s internal control over financial reporting in future periods.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of Sara Lee

The following information is incorporated herein by reference to Sara Lee’s Proxy Statement under the headings indicated: information with respect to Sara Lee’s directors, under the heading “Election of Directors;” information regarding Sara Lee’s audit committee and its designation of an audit committee financial expert, under the heading “Meetings and Committees of the Board—Audit Committee;” and information regarding compliance with Section 16(a) of the Securities Exchange Act, under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information with respect to Sara Lee’s executive officers is contained at the end of Part I of this Annual Report under the caption “Executive Officers of Sara Lee.”

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

Equity Compensation Plan Information Table

The following table provides information as of July 1, 2006 regarding the number of shares of Sara Lee common stock that may be issued under Sara Lee’s equity compensation plans.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	52,313,582	(2)(3)	$22.03	(2)(3)	68,398,531	(4)

Equity compensation plans not approved by security holders (5)	3,438,094	(6)	$20.92		5,474,705	(7)

Total	55,751,676				73,873,236

(1)	The table does not include information regarding Sara Lee’s 401(k) Plan. As of July 1, 2006, there were approximately 22.6 million shares of common stock held in this plan.

(2)	Includes options issued in connection with Sara Lee’s acquisition of The Earthgrains Company. Upon consummation of this acquisition, all outstanding options to purchase common stock of the acquired company were converted into options to purchase shares of Sara Lee common stock; however Sara Lee cannot grant any additional awards under this plan. As of July 1, 2006, there were outstanding options to acquire 187,828 shares of Sara Lee common stock, at a weighted average exercise price of $9.82 that were granted in connection with the Earthgrains acquisition.

(3)	Includes 6,217,043 restricted stock units that were outstanding on July 1, 2006 under Sara Lee’s 1995 and 1998 Long-Term Incentive Stock Plans. Restricted stock unit awards do not have an exercise price because their value is dependent upon the achievement of certain performance goals or continued employment over a period of time, and may be settled only for shares of common stock on a one-for-one basis. Also includes 41,629 phantom stock units outstanding under Sara Lee’s deferred compensation program for non-employee directors, which units may be settled only for shares of common stock on a one-for-one basis. Accordingly, the restricted stock units and the phantom stock units have been disregarded for purposes of computing the weighted-average exercise price.

(4)	Of these shares, 29,723,312 shares are available for issuance under the 1998 Long-Term Incentive Stock Plan (the “1998 Plan”) and 35,000,000 shares are available for issuance under the 2002 Long-Term Incentive Stock Plan (the “2002 Plan”). Both the 1998 Plan and the 2002 Plan permit grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or a combination thereof. The maximum number of shares of common stock that may be granted as restricted stock or issued in settlement of restricted stock units or upon the exercise of incentive stock options is 20,000,000 shares under the 1998 Plan and 19,000,000 shares under the 2002 Plan. Under both the 1998 Plan and the 2002 Plan, the maximum number of shares of common stock that may be issued to any person in any calendar year is 2,000,000 shares, excluding any awards made with respect to the calendar year in which such person begins service as the Chief Executive Officer of Sara Lee, in which case the maximum number of shares is 4,000,000 shares. The number of shares remaining available for future issuances assumes that, with respect to outstanding restricted stock units, the vesting criteria will be achieved at the maximum level.

(5)	The following plans have not been approved by Sara Lee stockholders: Employee Option & Share Plan for Employees in the Netherlands, Executive Deferred Compensation Plan, U.K. Savings Incentive Plan, Share 2000 Global Stock Plan and Share 2003 Global Stock Plan. The material terms of each of these plans are described following the table.

(6)	Includes 2,968,817 shares to be issued upon exercise of outstanding options and rights granted under the Employee Option & Share Plan for Employees in the Netherlands, Share 2000 Global Stock Plan and Share 2003 Global Stock Plan. There are no options outstanding under the U.K. Savings Incentive Plan because this plan provides for the direct issuance of shares of Sara Lee common stock, and the rights to acquire shares under this plan does not have an exercise price. Also includes 469,277 phantom stock units outstanding under the Executive Deferred Compensation Plan, which units may be settled only for shares of common stock on a one-for-one basis.

(7)	Consists of shares remaining available for future awards under the Employee Option & Share Plan for Employees in the Netherlands and the U.K. Savings Incentive Plan.

Sara Lee has obtained stockholder approval of all of its significant equity compensation plans. Set forth below is a brief description of the material features of each Sara Lee equity compensation plan that was adopted without the approval of Sara Lee’s stockholders and that was in effect as of July 1, 2006.

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

The Netherlands Plan authorizes the issuance of up to 5,000,000 shares of common stock and, as of July 1, 2006, approximately 4,050,000 shares remained available for future awards.

Executive Deferred Compensation Plan

Sara Lee’s Executive Deferred Compensation Plan permits officers of Sara Lee to defer salary, bonus and long-term incentive payments into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Sara Lee common stock as of the deferral date, and are paid out only in shares of Sara Lee common stock, on a one-for-one basis, at future dates specified by the participant. Deferrals in the interest account accrue interest at a rate set at the beginning of each plan year based on the current cost to Sara Lee of issuing five-year maturity debt. Stock equivalent units do not have voting rights, but are credited with dividend equivalents. The dividend equivalents are paid when shares are issued to the participant. As of July 1, 2006, there were approximately 469,000 stock equivalents outstanding in the stock equivalent accounts under this Plan.

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

For each offering period, participating employees purchase shares of Sara Lee common stock at a price equal to the lower of the fair market value of Sara Lee common stock on the first day of the offering period or the fair market value of Sara Lee common stock on the last day of the offering period. The fair market value is equal to the average of the highest and lowest quoted selling price per share of Sara Lee common stock on the New York Stock Exchange. For each six shares purchased by a participant, Sara Lee will make a matching contribution of one share to the participant’s account. So long as shares are held in a U.K. SIP account, dividends paid on such shares will be used by the trustee to purchase additional shares of common stock for the participants’ accounts. Participants may sell or transfer shares purchased in the U.K. SIP at any time; however, matching shares contributed by Sara Lee cannot be sold or transferred for three years.

The U.K. SIP authorizes the issuance of up to 1,500,000 shares of common stock and, as of the end of fiscal year 2006, approximately 1,425,000 shares remain to be issued under the plan. The shares purchased by participants under the U.K. SIP come from authorized but unissued shares of Sara Lee common stock. The U.K. SIP is administered by the Compensation and Employee Benefits Committee of Sara Lee’s Board of Directors, which may delegate its responsibilities to Sara Lee’s Senior Vice President of Human Resources. In the event of a change of control (as defined in the Plan) of Sara Lee, the trustee of the Plan may vote or exchange Sara Lee shares held in the Plan for the acquisition consideration, on the same terms as other Sara Lee stockholders.

Share 2000 Global Stock Plan

The Share 2000 Global Stock Plan (the “Share 2000 Plan”) is a broad-based plan that was adopted in 1997 to enable Sara Lee to make a special stock option grant to its non-officer employees world-wide. On August 28,

1997 (after giving affect to the December 1998 stock-split), Sara Lee granted an option to purchase no more than 200 shares of common stock each, at an exercise price of $20.53 per share, under the Share 2000 Plan to approximately 60,000 Sara Lee employees. The exercise price of the options equaled the average of the high and low sales price of a share of Sara Lee common stock on the New York Stock Exchange on the date of grant. The options generally vested over three years after the date of grant, except that options granted to employees in the Netherlands vested immediately and options granted to employees in France vested in full on August 28, 2002. As of July 1, 2006, no additional options may be granted under the Share 2000 Plan and approximately 2,082,000 shares remain reserved for issuance upon exercise of outstanding options.

Share 2003 Global Stock Plan

The Share 2003 Global Stock Plan (the “Share 2003 Plan”) is a broad-based plan that was adopted in 2000 to enable Sara Lee to make a special stock option grant to managerial level Sara Lee employees resident in various countries, excluding the United States. On April 27, 2000, Sara Lee granted an option to purchase 100 shares of common stock, at an exercise price of $15.47 per share, under the Share 2003 Plan to approximately 15,000 Sara Lee employees. The exercise price of the options equaled the average high and low sales prices of a share of Sara Lee common stock on the New York Stock Exchange on the date of grant per share. The options generally vest over three years after the date of grant and expire on April 27, 2010. As of July 1, 2006, no additional options may be granted under the Share 2003 Plan and 310,670 shares remain reserved for issuance upon exercise of outstanding options.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The information set forth in the Proxy Statement under the headings “Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, which are contained in the Company’s 2006 Annual Report to Stockholders are incorporated herein:

(a) 1. Financial	Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income—Years ended July 3, 2004, July 2, 2005 and July 1, 2006

Consolidated Balance Sheets—July 2, 2005 and July 1, 2006

Consolidated Statements of Common Stockholders’ Equity—For the period June 28, 2003 to July 1, 2006

Consolidated Statements of Cash Flows—Years ended July 3, 2004, July 2, 2005 and July 1, 2006

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

September 14, 2006

SARA LEE CORPORATION

By:	/s/ WAYNE R. SZYPULSKI
Wayne R. Szypulski
Senior Vice President, Controller
(Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Wayne R. Szypulski and Brenda C. Barnes, and each of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to act for him/her and in his/her name, place and stead, in any and all capabilities to sign the Annual Report on Form 10-K of Sara Lee Corporation for the fiscal year ending July 1, 2006, and any and all amendments thereto and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done himself.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on September 14, 2006.

Signature	Title

/S/ BRENDA C. BARNES Brenda C. Barnes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ L.M. (THEO) DE KOOL L.M. (Theo) de Kool	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

/S/ WAYNE R. SZYPULSKI Wayne R. Szypulski	Senior Vice President and Controller (Principal Accounting Officer)

/S/ J.T. BATTENBERG, III J.T. Battenberg, III	Director

/S/ CYNTHIA B. CARROLL Cynthia B. Carroll	Director

/S/ CHARLES W. COKER Charles W. Coker	Director

Signature	Title

/S/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/S/ JAMES S. CROWN James S. Crown	Director

/S/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/S/ WILLIE D. DAVIS Willie D. Davis	Director

/S/ CORNELIS J.A. VAN LEDE Cornelis J.A. van Lede	Director

/S/ SIR IAN M.G. PROSSER Sir Ian M.G. Prosser	Director

/S/ ROZANNE L. RIDGWAY Rozanne L. Ridgway	Director

/S/ RICHARD L. THOMAS Richard L. Thomas	Director

/S/ JONATHAN P. WARD Jonathan P. Ward	Director

EXHIBIT INDEX

3.	Exhibits

Incorporation by Reference
(3a)	1. Articles of Restatement of Charter dated August 28, 2003	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended June 28, 2003.

(3b)	2. Amended Bylaws, dated August 28, 2003	Exhibit 3(b) to Report on Form 10-K for Fiscal Year ended June 28, 2003.

(3c)	3. Amended Bylaws, dated June 29, 2006

(4)	1. Form of Floating Rate Note due 2003	Exhibit 4.1 to Current Report on Form 8-K dated September 24, 2001

	2. Form of 6 1/4% Notes due 2011	Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2001

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

(10)	*1. 1989 Incentive Stock Plan, as amended	Exhibit 10(4) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*2. Supplemental Benefit Plan, as amended	Exhibit 10(5) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*3. Performance-Based Annual Incentive Plan	Exhibit A to Proxy Statement dated September 20, 1995

	*4. 1995 Long-Term Incentive Stock Plan, as amended	Exhibit 10(16) to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*5. 1995 Non-Employee Director Stock Plan, as amended	Exhibit 10(8) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*6. 1998 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 21, 1998

	*7. 2002 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 25, 2002

	*8. Executive Deferred Compensation Plan	Exhibit 10(12) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*9. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10(13) to Report on Form 10-K for Fiscal Year ended July 1, 2000

	*10. Non-Qualified Estate Builder Deferred Compensation Plan	Exhibit 10(17) to Report on Form 10-K for Fiscal Year ended June 29, 1985

*11. Severance Plans For Corporate Officers, as amended

	*12. Employee Option & Share Plan For Employees in the Netherlands	Exhibit 10.24 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*13. U.K. Savings Incentive Plan	Exhibit 10.18 to Report on Form 10-K for Fiscal Year ended June 28, 2003

Incorporation by Reference
	*14. International Employee Stock Purchase Plan	Exhibit 10.26 to Report on Form 10-K for Fiscal Year ended June 29, 2002
	*15. Share 2000 Global Stock Plan	Exhibit 10.27 to Report on Form 10-K for Fiscal Year ended June 29, 2002
	*16. Employment Agreement dated January 1, 1996 between Adriaan Nühn and Sara Lee Corporation.	Exhibit 10.21 to Report on Form 10-K for Fiscal Year ended July 3, 2004
	*17. Employment Agreement dated June 11, 1987 between Adriaan Nühn and Sara Lee/DE N.V.	Exhibit 10.22 to Report on Form 10-K for Fiscal Year ended July 3, 2004
	*18. Executive Management Long-Term Incentive Program for Fiscal Years 2005-2007	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2004
	*19. Form of Grant Notice under Executive Management Long-Term Incentive Program	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2004
	*20. Long-Term Restricted Stock Unit Grant program for Fiscal Years 2005-2007	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2004
	*21. Form of Grant Notice under Long-Term Restricted Stock Unit Grant program	Exhibit 10.4 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2004
	*22. Terms of Performance Stock Unit Grant to C. Steven McMillan	Exhibit 10.5 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2004
	*23. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2005
	*24. Amended and Restated Sara Lee Corporation 1999 Non-Employee Director Stock Plan	Exhibit 10.30 to Report on Form 10-K for Fiscal Year ended July 2, 2005
	*25. Retention and Recognition Program Related to 2005 Company Reorganization	Exhibit 10.31 to Report on Form 10-K for Fiscal Year ended July 2, 2005
	*26. Retention & Recognition Program for Individuals at “C” Level and Below	Exhibit 10.32 to Report on Form 10-K for Fiscal Year ended July 2, 2005
	*27. Long-Term Restricted Stock Unit Grant program for Fiscal Years 2006-2008	Exhibit 10.34 to Report on Form 10-K for Fiscal Year ended July 2, 2005
	*28. Form of Restricted Stock Unit Grant Notice & Agreement for FY 06-08 LTRSU	Exhibit 10.35 to Report on Form 10-K for Fiscal Year ended July 2, 2005
	*29. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement	Exhibit 10.36 to Report on Form 10-K for Fiscal Year ended July 2, 2005
*30. Annual Incentive Plan Program for Fiscal Year 2007
*31. Long-Term Restricted Stock Unit Grant program for Fiscal Years 2007-2009
*32. Form of Restricted Stock Unit Grant Notice & Agreement for FY 07-09 LTRSU
*33. Form of Stock Option Grant Notice and Agreement
(12)	1. Computation of Ratio of Earnings to Fixed Charges
(13)	Portions of Sara Lee’s 2006 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

Incorporation by Reference

(21)	List of Subsidiaries

(23)	Consent of PricewaterhouseCoopers LLP

(24)	Powers of Attorney (included on signature page to this Report)

(31)	1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32)	1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors

of Sara Lee Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated September 13, 2006, which includes an explanatory paragraph related to the deferred tax valuation allowance, appearing in the 2006 Annual Report to Stockholders of Sara Lee Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

September 13, 2006

Schedule II

Sara Lee Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended July 2, 2005 and July 1, 2006

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs[1] Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended July 3, 2004
Allowances for bad debts	$72	$6	$(14)	$—	$64
Other receivable allowances	76	85	(77)	(1)	83
Total	$148	$91	$(91)	$(1)	$147
For the Year Ended July 2, 2005
Allowances for bad debts	$64	$3	$(19)	$—	$48
Other receivable allowances	83	116	(125)	(2)	72
Total	$147	$119	$(144)	$(2)	$120
For the Year Ended July 1, 2006
Allowances for bad debts	$48	$5	$(11)	$(1)	$41
Other receivable allowances	72	98	(107)	(5)	58
Total	$120	$103	$(118)	$(6)	$99
[1]	Net of collections on accounts previously written off.

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs Allowances Taken	Other Additions (Deductions)	Balance at End of Year
Deferred Tax Valuation Allowances

For the Year Ended July 3, 2004	$267	$14	$—	$2	$283

For the Year Ended July 2, 2005	$283	$20	$—	$17	$320

For the Year Ended July 1, 2006	$320	$(41)	$(208)	$—	$71