Form 10-Q
period 2006-09-30
LEE SARA CORP
filed 2006-11-09
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On September 30, 2006, the Registrant had 746,829,940 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. The corporation’s first quarter of fiscal year 2007 ended on September 30, 2006 and the first quarter of fiscal 2006 ended on October 1, 2005. Each of these quarters was a thirteen-week period.

The Consolidated Financial Statements for the quarters ended September 30, 2006 and October 1, 2005 and the balance sheet as of July 1, 2006 included herein have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to make a fair statement of the financial position at September 30, 2006 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of July 1, 2006 and the Consolidated Statement of Common Stockholders’ Equity for the period July 2, 2005 to July 1, 2006 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the fiscal year ended July 1, 2006. The results of operations for the quarter ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation’s Form 10-K for the year ended July 1, 2006 and other financial information filed with the Securities and Exchange Commission.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at September 30, 2006 and July 1, 2006

(In millions)

	(Unaudited) September 30, 2006	July 1, 2006
Assets
Cash and equivalents	$3,042	$2,231
Trade accounts receivable, less allowances	1,300	1,216
Inventories
Finished goods	655	603
Work in process	39	38
Materials and supplies	307	278

	1,001	919
Other current assets	341	317
Assets of discontinued operations held for disposal	—	2,152

Total current assets	5,684	6,835
Other non-current assets	110	109
Property, net	2,300	2,319
Trademarks and other identifiable intangibles, net	1,038	1,049
Goodwill	2,779	2,774
Assets held for sale	13	—
Assets of discontinued operations held for disposal	—	1,563

	$11,924	$14,649

Liabilities and Stockholders’ Equity
Notes payable	$108	$1,776
Accounts payable	969	1,022
Accrued liabilities	2,322	2,252
Current maturities of long-term debt	1,195	366
Liabilities of discontinued operations held for disposal	—	922

Total current liabilities	4,594	6,338
Long-term debt	3,005	3,806
Pension obligation	269	233
Deferred tax liability	71	66
Other liabilities	1,204	1,327
Liabilities of discontinued operations held for disposal	—	367
Minority interests in subsidiaries	61	63
Common stockholders’ equity	2,720	2,449

	$11,924	$14,649

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarter Ended September 30, 2006 and October 1, 2005

(In millions, except per share data)

Unaudited

	Quarter Ended
	September 30, 2006	October 1, 2005
Continuing operations
Net sales	$2,891	$2,763

Cost of sales	1,796	1,707
Selling, general and administrative expenses	962	955
Income from exit activities, asset and business dispositions	(1)	—
Contingent sale proceeds	(120)	(114)
Interest expense	75	73
Interest income	(26)	(19)

	2,686	2,602

Income from continuing operations before income taxes	205	161
Income tax (benefit) expense	(50)	59

Income from continuing operations	255	102

Discontinued operations
Net income (loss) from discontinued operations, net of tax expense (benefit) of $30 and $(41)	62	(35)
Gain on sale of discontinued operations, net of tax expense of $2	16	—

Net income	$333	$67

Income from continuing operations per share of common stock
Basic	$0.34	$0.13

Diluted	$0.34	$0.13

Net income per share of common stock
Basic	$0.44	$0.09

Diluted	$0.44	$0.09

Average shares outstanding
Basic	758	779

Diluted	761	782

Cash dividends per share of common stock	$0.1000	$0.1975

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period July 2, 2005 to September 30, 2006

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at July 2, 2005	$2,732	$8	$79	$4,361	$(155)	$(1,561)
Net income	67	—	—	67	—	—	$67
Translation adjustments, net of tax	(11)	—	—	—	—	(11)	(11)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(28)	—	—	—	—	(28)	(28)

Comprehensive income							$28

Cash dividends - Common ($0.1975 per share)	(154)	—	—	(154)	—	—
Stock issuances (cancelations) - Stock option and benefit plans	13	—	13	—	—	—
Restricted stock	15	—	15	—	—	—
Share repurchases and retirement	(561)	—	(107)	(454)	—	—

Balances at October 1, 2005	2,073	8	—	3,820	(155)	(1,600)

Net income	488	—	—	488	—	—	$488
Translation adjustments, net of tax	81	—	—	—	—	81	81
Minimum pension liability, net of tax	180	—	—	—	—	180	180
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	—	—	—	—	—	—	—

Comprehensive income							$749

Cash dividends -
Common ($0.5925 per share)	(457)	—	—	(457)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	20	—	20	—	—	—
Restricted stock	40	—	40	—	—	—
Tax benefit related to stock-based compensation	1	—	1	—	—	—
ESOP contributions and other	23	—	1	4	18	—

Balances at July 1, 2006	2,449	8	62	3,855	(137)	(1,339)

Net income	333	—	—	333	—	—	$333
Translation adjustments, net of tax	272	—	—	—	—	272	272
Minimum pension liability, net of tax	(36)	—	—	—	—	(36)	(36)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	11	—	—	—	—	11	11

Comprehensive income							$580

Cash dividends-common ($0.10 per share)	(76)	—	—	(76)	—	—
Spin off of Hanesbrands Inc. business	(3)	—	—	(70)	—	67
Stock issuances (cancelations) -
Stock option and benefit plans	8	—	8	—	—	—
Restricted stock	13	—	13	—	—	—
Share repurchases and retirement	(250)	—	(83)	(167)	—	—
Other	(1)	(1)	—	—	—	—

Balances at September 30, 2006	$2,720	$7	$—	$3,875	$(137)	$(1,025)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Quarter Ended September 30, 2006 and October 1, 2005

(In millions)

Unaudited

	Quarter Ended
	September 30, 2006	October 1, 2005
OPERATING ACTIVITIES -
Income from continuing operations	$333	$67
Less: Cash received from contingent sale proceeds	(120)	(114)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	127	137
Amortization of intangibles	34	42
Impairment charges	—	223
Net gain on business dispositions	(40)	(32)
Increase (decrease) in deferred income taxes	23	(58)
Other	24	(6)
Changes in current assets and liabilities, net of businesses acquired and sold	(578)	(71)

Net cash (used in) from operating activities	(197)	188

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(125)	(99)
Acquisitions of businesses	—	(7)
Dispositions of businesses and investments	349	62
Cash received from loans receivable	688	—
Cash received from contingent sale proceeds	120	114
Sales of assets	31	49

Net cash from investment activities	1,063	119

FINANCING ACTIVITIES -
Issuances of common stock	—	10
Purchases of common stock	(185)	(561)
Borrowings of long-term debt	2,558	—
Repayments of long-term debt	(5)	(125)
Short-term (repayments) borrowings, net	(1,644)	1,617
Cash transferred to Hanesbrands Inc. in spin off	(650)	—
Payments of dividends	(151)	(154)

Net cash (used in) from financing activities	(77)	787

Effect of changes in foreign exchange rates on cash	8	(17)

Increase in cash and equivalents	797	1,077
Add: Cash balance of discontinued operations at beginning of year	14	36
Less: Cash balance of discontinued operations at end of quarter	—	(62)
Cash and equivalents at beginning of year	2,231	533

Cash and equivalents at end of quarter	$3,042	$1,584

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) decrease in trade accounts receivable	$(43)	$3
(Increase) decrease in inventories	(97)	11
Increase in other current assets	(34)	(84)
Decrease in accounts payable	(57)	(118)
(Decrease) increase in accrued liabilities	(347)	117

Changes in current assets and liabilities, net of businesses acquired and sold	$(578)	$(71)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the quarters ended September 30, 2006 and October 1, 2005, options to purchase 45.8 million and 44.9 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The average shares outstanding declined in the first quarter of fiscal 2007 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. The corporation has indicated that it expects to repurchase $500 million of the corporation’s common stock in fiscal 2007, using either cash generated from operations, proceeds from borrowings or proceeds from business dispositions. During the first quarter of fiscal 2007, the corporation repurchased 16.4 million shares of common stock for a purchase price of $250 million. Due to the timing of the purchases, $185 million of cash was expended in the first quarter with the remaining $65 million reflected in accounts payable on the Condensed Consolidated Balance Sheet at the end of the period. The $65 million payable was settled in the first several days after the end of the quarter. The timing and amount of share repurchases for the remainder of fiscal 2007 and beyond will be based upon market conditions and other factors. The following is a reconciliation of net income to net income per share – basic and – diluted for the first quarters of fiscal 2007 and fiscal 2006:

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter Ended
	First Quarter 2007	First Quarter 2006
Income from continuing operations	$255	$102
Income (loss) from discontinued operations, net of tax	62	(35)
Gain on sale of discontinued operations, net of tax	16	—

Net income	$333	$67

Average shares outstanding – basic	758	779
Dilutive effect of stock option and award plans	3	3

Diluted shares outstanding	761	782

Income from continuing operations per share
Basic	$0.34	$0.13

Diluted	$0.34	$0.13

Income from discontinued operations per share
Basic	$0.10	$(0.04)

Diluted	$0.10	$(0.04)

Net Income per Common Share
Basic	$0.44	$0.09

Diluted	$0.44	$0.09

2. Segment Information

The following is a general description of the corporation’s six business segments. In the first quarter of fiscal 2007, the corporation completed the spin off of its branded apparel operations in the Americas/Asia. The Branded Apparel Americas/Asia business was previously reported as a separate segment. This business, which is now known as Hanesbrands Inc. (Hanesbrands) was spun off to the corporation’s shareholders, and reported as a discontinued operation, in the first quarter of fiscal 2007. Prior period results have been restated to reflect this business as a discontinued operation. The spin off of Hanesbrands is more fully described below in Note 3, “Discontinued Operations.”

•	North American Retail Meats – sells a variety of packaged meat products to retail customers in North America.

•	North American Retail Bakery – sells a variety of bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	Foodservice – sells a variety of meats, bakery, and beverage products to foodservice customers in the U.S.

•	International Beverage - sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care - sells products in four primary categories – body care, air care, shoe care and insecticides.

The following is a summary of sales and operating segment income by business segment for the first quarters of fiscal years 2007 and 2006.

	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	First Quarter 2007	First Quarter 2006	First Quarter 2007	First Quarter 2006
North American Retail Meats	$630	$615	$27	$17
North American Retail Bakery	498	461	5	(4)
Foodservice	538	527	21	15
International Beverage	572	532	90	62
International Bakery	200	192	14	12
Household and Body Care	465	446	78	80

Total business segments	2,903	2,773	235	182
Intersegment sales	(12)	(10)	—	—

Total net sales and operating segment income	2,891	2,763	235	182
Amortization of intangibles	—	—	(17)	(15)
General corporate expenses	—	—	(84)	(66)
Contingent sale proceeds	—	—	120	114

Total net sales and operating income	2,891	2,763	254	215
Net interest expense	—	—	(49)	(54)

Net sales and income from continuing operations before income taxes	$2,891	$2,763	$205	$161

3. Discontinued Operations

As part of the corporation’s announced transformation plan, steps were taken to dispose of eight businesses. As of September 30, 2006, all of these businesses have been disposed of and are reported as discontinued operations in the current and prior periods. The amounts in the table below reflect the operating results of the businesses reported as discontinued operations. The impact of impairments, which are discussed later in this note, are included in these operating results.

The following is a summary of the operating results of the corporation’s discontinued operations:

	First Quarter Fiscal 2007			First Quarter Fiscal 2006
(In millions)	Net Sales	Pretax Income (Loss)	Income (Loss)	Net Sales	Pretax Income (Loss)	Income (Loss)
Direct Selling	$—	$—	$—	$112	$4	$—
U.S. Retail Coffee	—	—	—	62	(45)	(39)
European Branded Apparel	—	—	—	281	(179)	(135)
European Nuts & Snacks	—	—	—	13	1	1
U.K. Apparel	—	—	—	113	(3)	(2)
U.S. Meat Snacks	—	—	—	8	—	—
European Meats	114	7	3	284	24	44
Branded Apparel Americas/Asia	787	85	59	1,137	122	96

Total	$901	$92	$62	$2,010	$(76)	$(35)

Results of Discontinued Operations – Net sales related to the discontinued operations in the first quarter of fiscal 2007 and 2006 were $901 million and $2,010 million, respectively. Subsequent to the first quarter of fiscal 2006, the corporation disposed of the businesses classified as discontinued operations. The corporation closed on the sale of its European Meats business on August 8, 2006 and completed the spin off of the Branded Apparel Americas/Asia business on September 5, 2006. The operating results of these two businesses are reflected in discontinued operations through the date of disposition.

In the first quarter of fiscal 2007, income from discontinued operations was $62 million as compared to a loss of $35 million in the comparable period of fiscal 2006. The $35 million loss recognized in the first quarter of fiscal 2006 included a $171 million after-tax impairment charge, the components of which are set out and described below.

	First Quarter Fiscal 2006
(In millions)	Pretax Impairment Charge	Tax Benefit	After-tax Charge
European Branded Apparel	$(179)	$47	$(132)
U.S. Retail Coffee	(44)	5	(39)

Total Impairment Charge Recognized in Discontinued Operations	$(223)	$52	$(171)

European Branded Apparel Impairment – During fiscal 2005, steps were taken to market and identify potential buyers for this business. As part of this process, the corporation received a series of nonbinding bids for this business. During the process, the operating results of the business deteriorated and failed to meet planned expectations. Prospective buyers reacted to this downturn by progressively lowering their offers. In the first quarter of fiscal 2006, the corporation entered into exclusive negotiations with a prospective buyer, classified the business as held for sale and reported it as a discontinued operation. As a result of these events in the first quarter of fiscal 2006, the corporation conducted an impairment review and utilizing the agreed upon selling price, a pretax impairment charge of $179 million was recognized. The sale of this business closed in the third quarter of fiscal 2006.

U.S. Retail Coffee Impairment – During fiscal 2005, the corporation initiated steps to dispose of certain assets in this business. At the end of fiscal 2005, the carrying value of the business exceeded the estimated future cash flows and a pretax impairment charge of $45 million was recognized. During the first quarter of 2006, the corporation began to actively market the assets of the U.S. Retail Coffee business, classified the asset group as held for sale and allocated a portion of the goodwill associated with the U.S. coffee reporting unit to the retail coffee asset group to be sold. In October 2005, the corporation announced that it had entered into an agreement to sell the U.S. Retail Coffee business. As a result of allocating the goodwill to the U.S. Retail Coffee business to be sold, and utilizing the agreed-upon selling price of the business, the corporation recognized a pretax impairment charge of $44 million in the first quarter of fiscal 2006 to record the impairment of $29 million of goodwill and $15 million of other long-lived assets. No tax benefit was recognized on the goodwill impairment. The U.S. Retail Coffee business was sold in December 2005.

Gain on the Sale of Discontinued Operations

During the first quarter of fiscal 2007, the corporation completed the disposition of three businesses reported as discontinued operations. The gain recognized in the first quarter of fiscal 2007 is summarized in the following table. A further discussion of each disposition follows:

	First Quarter of Fiscal 2007
(In millions)	Pretax Gain (Loss) on Sale	Tax Charge	After-tax Gain (Loss)
European Meats	$34	$—	$34
European Branded Apparel	8	(2)	6
Branded Apparel Americas/Asia	(24)	—	(24)

Total	$18	$(2)	$16

Transactions completed during the first quarter of fiscal 2007:

European Meats – During fiscal 2006, the corporation initiated steps to sell this business, received a series of nonbinding offers and entered into discussions with various third parties who had expressed interest in acquiring this business. At the end of the third quarter of fiscal 2006, the corporation concluded that it was probable that the business would be sold in the next year, classified the business as held for sale and reported it as a discontinued operation. The carrying value of the business, including the cumulative translation adjustment, was determined to exceed its fair value and the corporation evaluated the recoverability of the long-lived assets. The measurement process utilized the third party offers received for the business and involved a number of judgments, including estimates of the fair value of the property and amortizable intangible assets of the business. As a result of the evaluation, the corporation recognized a $125 million goodwill impairment charge with no tax benefit in the third quarter of fiscal 2006. In June 2006, the corporation entered into a definitive agreement to sell this business to Smithfield Foods. The transaction closed in August 2006 after receiving European regulatory approval and the corporation recognized a pretax and after tax gain of $34 million on the sale. The capital gain related to this transaction was offset by capital losses on other disposition transactions. A total of $337 million of cash proceeds was received from the sale of the business and an additional $238 million was received from the repayment of an obligation to the corporation, which was included in the net assets sold.

The sale agreement provides for working capital and other customary post-closing adjustments relating to the assets transferred. The final resolution of these items may impact the gain recognized. The corporation has not and will not have any significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

European Branded Apparel – Substantially all of the European Branded Apparel business was sold in February 2006, except certain operations in the Philippines that were awaiting local governmental approval to legally transfer the assets. Under the terms of the sale agreement, the buyer of this business assumed financial responsibility for all of the operations, including the Philippines business, at that time, even though legal transfer of the Philippines assets had not been completed. In September 2006, upon receiving local government approval, the corporation completed the legal transfer of the assets and recognized a pretax and after-tax gain of $8 million and $6 million, respectively. Under the terms of the sale agreement of the business, the buyer assumed financial responsibility for the Philippines business in February 2006 upon the initial closing of the sale transaction. As such, no financial results for the Philippines business are included in the results of the corporation after that date.

The corporation has no significant continuing involvement in this business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

Branded Apparel Americas/Asia – In February 2005, as part of its transformation plan, the corporation announced its intent to spin off the corporation’s apparel business in the Americas/Asia. This business is referred to as Branded Apparel Americas/Asia. In preparation for the spin off, the corporation incorporated Hanesbrands Inc., a Maryland corporation, to which it transferred the assets and liabilities that relate to the Branded Apparel Americas/Asia business. On September 5, 2006, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, the corporation received $2,558 million of cash proceeds. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. Immediately following this dividend payment, Sara Lee distributed to each stockholder of record one share of Hanesbrands common stock for every eight shares of Sara Lee common stock held. The spin off was tax free to the corporation and its shareholders. The net assets of the Hanesbrands business distributed were $3 million and this amount is reflected as a dividend in the corporation’s Consolidated Statements of Common Stockholders’ Equity.

After the spin off was completed, Hanesbrands paid $450 million to the corporation to settle the note payable it had with Sara Lee Corporation. In addition, the corporation recognized $24 million of additional investment banker and other fees as a direct result of this transaction. These amounts are recognized as part of the net gain on disposal of discontinued operations in the first quarter of fiscal 2007.

The corporation and Hanesbrands have entered into a transitional services agreement to provide for the orderly separation of the two businesses and transition of various functions and processes. The terms of the agreement apply to specific functions or actions including certain accounting, payroll and tax processing, information technology services, and other services that will be performed for certain periods of time, which in each case is less than one year. The corporation has no other significant continuing involvement in this business after the disposal date and does not expect any material direct cash inflows or outflows with this business.

The following is a summary of the net assets held for disposal as of September 30, 2006 and July 1, 2006. At September 30, 2006, all assets reported as discontinued operations had been disposed of. At July 1, 2006, these amounts included the net assets of the Branded Apparel Americas/Asia, European Meats, and the European Branded Apparel business in the Philippines. The change in the net assets held for disposal between July 1, 2006 and September 30, 2006 is the result of the assets disposed of in the spin off of Hanesbrands and completed sales transactions.

(In millions)	September 30, 2006	July 1, 2006
Cash and short-term investments	$—	$14
Trade accounts receivable	—	680
Inventories	—	1,367
Other current assets	—	91

Total current assets of discontinued operations held for disposal	—	2,152

Property	—	831
Trademarks and other intangibles	—	287
Goodwill	—	279
Other assets	—	166

Assets of discontinued operations held for disposal	$—	$3,715

Notes payable	$—	$7
Accounts payable	—	344
Accrued expenses and other current liabilities	—	571

Total current liabilities of discontinued operations held for disposal	—	922

Other liabilities	—	367
Cumulative translation adjustment of businesses held for disposal	—	(224)

Liabilities and cumulative translation adjustment of discontinued operations held for disposal	$—	$1,065

4. Exit, Disposal and Transformation Activities

In February 2005, the corporation announced a transformation plan designed to improve the corporation’s performance and better position it for long-term growth. This plan, which is expected to be completed by 2010, will result in the corporation taking a number of actions which can be summarized as follows:

1) Exit Activities, Asset and Business Disposition Actions – These amounts primarily relate to costs to sever employees and exit leases, as well as gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations.

2) Transformation Costs – These amounts primarily relate to:

•	Costs to retain and relocate employees, as well as costs to recruit new employees.

•	Accelerated depreciation and amortization associated with decisions to dispose of or abandon the use of certain tangible and intangible assets at dates earlier than previously anticipated.

•	Expenses associated with the installation of new information systems.

The reported results for the first quarter of fiscal years 2007 and 2006 reflect amounts recognized for exit, disposal and transformation actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following is a summary of the (income) expense associated with these actions:

	First Quarter Ended
(In millions)	September 30, 2006	October 1, 2005
Exit activities	$15	$29
Asset and business disposition actions	(15)	(29)
Transformation and other restructuring activities	43	34

	43	34
Adjustments to charges recognized in prior periods	(1)	—

Reduction in income from continuing operations before income taxes	$42	$34

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income of the corporation:

	First Quarter Ended
(In millions)	September 30, 2006	October 1, 2005
Cost of sales:
Accelerated depreciation	$15	$3
Transformation charges	3	—
Selling, general and administrative expenses:
Transformation charges	24	24
Accelerated depreciation	1	7
Net charges for (income from):
Exit activities	14	29
Asset and business dispositions	(15)	(29)

Reduction in income from continuing operations before income taxes	$42	$34
Income tax benefit	(16)	(12)

Reduction in income from continuing operations	$26	$22

Impact on diluted EPS from continuing operations	$0.03	$0.03

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	First Quarter Ended
(In millions)	September 30, 2006	October 1, 2005
North American Retail Meats	$21	$10
North American Retail Bakery	5	9
Foodservice	5	3
International Beverage	—	18
International Bakery	—	5
Household and Body Care	(10)	(20)

Decrease in operating segment income	21	25
Increase in general corporate expense	21	9

Total	$42	$34

The following provides a detailed description of the exit, disposal and transformation activities impacting the reported results for the first quarter of fiscal years 2007 and 2006.

First Quarter of Fiscal 2007

The composition of the $43 million charge related to exit, disposal and transformation activities approved during the first quarter of fiscal 2007 is as follows:

Amounts Recognized in “Net charges for exit activities, asset and business dispositions” line of the Consolidated Statement of Income –

•	$12 million of the net charge is for the cost associated with terminating 541 employees and providing them with severance benefits. Certain of these employees are receiving termination benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. The remaining employees are receiving benefits under a special events termination plan and their termination costs are being accrued over their remaining service period. The specific locations of these employees are summarized in a table contained in this note.

•	$3 million of the net charge is for the cost of certain noncancelable lease obligations. The lease costs relate to the exit of two administrative buildings for the Foodservice and Household and Body Care segments. Both facilities have been exited.

•	$15 million of the net charge relates to the net gains realized on various asset and business disposition actions. Included in this amount is a $19 million gain related to completed transactions in the Household and Body Care business segment. The most significant of these transactions is a $14 million gain on the sale of a Spanish office building and a $4 million gain on the sale of an Australian manufacturing and administrative facility. The total cash proceeds from these asset dispositions were $26 million. Offsetting these gains are $4 million of net charges consisting primarily of costs associated with the disposal of businesses.

Amounts Recognized in “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income –

•	$16 million of the net charge is related to accelerated depreciation recognized on certain assets targeted for disposal. Of the $16 million total charge, $15 million is reflected in the “Cost of sales” line and relates to the disposal of equipment from various U.S. manufacturing sites. The remaining $1 million of accelerated depreciation is reflected in the “Selling, general and administrative expenses” line and relates to the closure of a domestic research and development facility.

•	$27 million of the net charge relates to various costs associated with the corporation’s ongoing transformation plan. Of this amount, $3 million is recognized in the “Cost of sales” line and $24 million is recognized in the “Selling, general and administrative expenses” line. Substantially all of these costs are included in the following categories:

Employee Related Costs – As part of the transformation plan, the corporation decided to centralize the management of its North American and European operations. As a result of this action, costs were incurred to relocate employees, recruit new employees and pay retention bonuses in order to preserve business continuity.

Information Technology Costs – In order to improve operational efficiency, the corporation decided to implement common information technology systems across the organization. Costs associated with assessing current systems, the evaluation of alternatives and process re-engineering were expensed as incurred.

Consulting Costs – The corporation engaged a number of third-party consultants to assist in the development of strategic operating and financial plans, as well as to provide employee training and assistance in implementing the transformation plan.

The following table summarizes the location and business segment of the 541 employees included in the first quarter charge:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	409	19	58	—	—	—	2	488
Europe	—	—	—	—	—	53	—	53

	409	19	58	—	—	53	2	541

First Quarter of Fiscal 2006

The composition of the $34 million charge related to exit, disposal and transformation activities approved during the first quarter of fiscal 2006 was as follows:

Amounts Recognized in “Net charges for exit activities, asset and business dispositions” line of the Consolidated Statement of Income –

•	$29 million of the net charge was for the cost associated with terminating 446 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws.

•	$29 million of the net charge related to the net gains realized on various asset and business disposition actions. The most significant of these transactions was a $28 million gain realized on the sale of certain European skincare and sunscreen assets. Also included in this amount was a $4 million gain realized on the disposal of an investment in a foreign business and a $3 million gain related to the sale of a corporate aircraft. The total cash proceeds from these asset dispositions were $99 million. Offsetting these gains was $6 million of professional fees incurred in connection with preparing certain businesses for disposition.

Amounts Recognized in “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income –

•	$10 million of the net charge was related to accelerated depreciation recognized on certain assets targeted for disposal. Of the $10 million total charge, $3 million was reflected in the “Cost of sales” line and related to the disposal of two manufacturing facilities and certain manufacturing equipment related to the North American Retail Bakery operation. The remaining $7 million of accelerated depreciation was reflected in the “Selling, general and administrative expenses” line and relates to the closure of four facilities and the related disposal of furniture, leasehold improvements and equipment.

•	$24 million of the net charge related to various costs associated with the corporation’s ongoing transformation plan. All of these costs were recognized in the “Selling, general and administrative expenses” line. Substantially all of the costs can be classified as either employee related costs or consulting costs. Each of these categories has been previously described in this note.

Status of Restructuring Reserves

In prior periods, the corporation approved and executed a number of actions to lower its overall cost structure. These actions are more fully described in the corporation’s annual Form 10-K and the following presents the current status of those actions and the amounts recognized on the Condensed Consolidated Balance Sheets of the corporation.

Fiscal 2006 Restructuring Actions

The following table summarizes the net charges recognized for the exit, disposal and transformation activities approved during fiscal 2006 for continuing operations and the related status as of September 30, 2006.

(In millions)	Exit and Disposal Costs Recognized	Non-Cash Credits and (Charges)	Asset and Business Disposition Gains	Cash Payments	Change in Estimate	Accrued Costs as of Sept. 30, 2006
Employee termination and other benefits	$159	$—	$—	$(53)	$(1)	$105
Noncancelable lease and other contractual obligations	8	—	—	(6)	—	2
Losses on abandonment of assets	6	(6)	—	—	—	—
Asset and business disposition actions	(79)	—	118	(39)	—	—
Accelerated depreciation	39	(39)	—	—	—	—
Transformation costs	159	(26)	—	(126)	—	7
Vacation policy change	(14)	14	—	—	—	—

	$278	$(57)	$118	$(224)	$(1)	$114

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	339	291	94	—	—	2	25	751
Canada	—	—	—	—	—	1	—	1
Europe	—	—	—	737	138	200	1	1,076
Australia	—	—	—	39	17	75	—	131
Asia	—	—	—	—	—	33	—	33

	339	291	94	776	155	311	26	1,992

As of Sept. 30, 2006
Actions Completed	259	206	94	534	91	246	26	1,456
Actions Remaining	80	85	—	242	64	65	—	536

	339	291	94	776	155	311	26	1,992

Significant actions completed during the quarter and the status of the remaining elements of the fiscal 2006 plan can be summarized as follows:

Employee termination and other benefits – During the first quarter of fiscal 2007, the corporation severed 358 employees and expects to sever the remaining 536 employees before the end of the fiscal year. During the quarter, certain of these actions were completed for amounts that differed from those originally estimated. Actual costs to settle termination obligations varied from original estimates, and certain employees originally targeted for termination were not severed as originally planned. As a result, costs previously accrued were adjusted and resulted in an increase of $1 million to income from continuing operations before income taxes. Substantially all of the $105 million of remaining accrued costs is expected to be paid out within the next two years.

Non-cancelable lease and other contractual obligations – As of the end of fiscal 2006, the corporation had exited all of the facilities contemplated in this charge, and it is expected that the remaining accrual represents the amounts currently due under these arrangements.

Accelerated depreciation – Of the $39 million total accelerated depreciation recognized, $30 million was reflected in the “Cost of sales” line and relates to the disposal of four manufacturing facilities and various manufacturing equipment. The three owned facilities had been closed as of end of fiscal 2006 and one of these has since been sold. The fourth facility was leased and had been exited by the end of fiscal 2006. For the manufacturing equipment, a portion has ceased being used with the remainder still in service. Additional accelerated depreciation has been recognized on this equipment during the first quarter of fiscal 2007. All of the equipment is expected to be taken out of service by the end of fiscal 2007. The remaining $9 million of accelerated depreciation was reflected in the “Selling, general and administrative expenses” line and relates to the exit of four administrative offices. One of the four facilities is owned and was closed as of the end of fiscal 2006. It is currently being marketed for sale. For the three leased facilities, two have been exited as of the end of the first quarter of fiscal 2007, with the remaining one scheduled to be exited by the end of fiscal 2007.

Fiscal 2005 Restructuring Actions

The following table summarizes the net charges taken for the exit, disposal and restructuring actions approved during fiscal 2005 for continuing operations and the related status as of September 30, 2006.

(In millions)	Exit and Disposal Costs Recognized	Non-Cash Credits and (Charges)	Asset and Business Disposition Gains	Cash Payments	Change in Estimate	Accrued Costs as of Sept. 30, 2006
Employee termination and other benefits	$73	$—	$—	$(45)	$(2)	$26
Noncancelable lease and other contractual obligations	6	—	—	(6)	—	—
Asset and business disposition actions	(27)	—	61	(34)	—	—
Curtailment gains on benefit plans	(28)	28	—	—	—	—
Accelerated depreciation	21	(21)	—	—	—	—
Accelerated amortization	9	(9)	—	—	—	—
Transformation costs	9	—	—	(9)	—	—

	$63	$(2)	$61	$(94)	$(2)	$26

The following table summarizes the employee terminations by location and business segment. All actions had been completed by the end of fiscal 2006.

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	23	152	198	—	—	—	10	383
Europe	—	—	—	110	48	137	1	296
Australia	—	—	—	—	—	60	—	60

	23	152	198	110	48	197	11	739

Significant actions completed during the quarter and the status of the remaining elements of the fiscal 2005 plan can be summarized as follows:

Employee terminations and other benefits – All termination actions were completed as of the end of fiscal 2006 and substantially all of the $26 million of accrued costs is expected to be paid out within the next year.

Accelerated depreciation – The $21 million of accelerated depreciation related to the disposal of six owned manufacturing facilities and certain manufacturing equipment. As of the end of the first quarter of fiscal 2007, three of the facilities have been sold and the remaining three facilities have been closed and are currently being marketed for sale.

Other Restructuring Actions

In prior periods, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure. As of September 30, 2006, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these actions total $6 million and represent various severance and noncancelable lease obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

5. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(In millions)	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Additional Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at July 2, 2005	$(731)	$(14)	$(816)	$(1,561)
Other comprehensive income (loss) activity	(11)	(28)	—	(39)

Balance at October 1, 2005	(742)	(42)	(816)	(1,600)
Other comprehensive income (loss) activity	81	—	180	261

Balance at July 1, 2006	(661)	(42)	(636)	(1,339)
Spin off of Hanesbrands	5	4	58	67
Disposition of European Meats business	229	—	—	229
Other comprehensive income (loss) activity	43	11	(36)	18

Balance at September 30, 2006	$(384)	$(27)	$(614)	$(1,025)

6. Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s fiscal 2006 annual report on Form 10-K which is filed with the Securities and Exchange Commission. As of July 1, 2006, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $42 million. During the three months ended September 30, 2006, $15 million of accumulated net derivative gains were deferred into Accumulated Other Comprehensive Income, $4 million of accumulated net derivative gains were released from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, and $4 million of net derivative losses were transferred to Hanesbrands as part of the spin off of this business, resulting in a balance in Accumulated Other Comprehensive Income at September 30, 2006 of an accumulated loss of $27 million. During the first quarter of fiscal 2007, the corporation recognized a $3 million loss due to hedge ineffectiveness. At September 30, 2006, the maximum maturity date of any cash flow hedge was approximately 1.0 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $14 million, at the time the underlying hedged transaction is realized.

Other disclosures related to amounts excluded from the assessment of effectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur have been omitted due to the insignificance of these amounts. During the three months ended September 30, 2006, a net loss of $16 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

7. Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) related to continuing operations for the first quarter of fiscal 2007 and 2006 are as follows:

	First Quarter Fiscal 2007		First Quarter Fiscal 2006
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$24	$2	$26	$2
Interest cost	62	3	58	3
Expected return on plan assets	(69)	—	(56)	—
Amortization of
Transition (asset) obligation	—	(1)	—	—
Prior service cost	2	(6)	—	(5)
Net actuarial loss	16	1	18	1

Net periodic benefit cost	$35	$(1)	$46	$1

The net periodic benefit cost for continuing operations of the corporation’s defined benefit pension plans in the first quarter of fiscal 2007 was $11 million lower than in fiscal 2006 as a result of the following:

•	Service cost declined primarily as a result of changes in the corporation’s benefit plans and an increase in the discount rate. Individuals hired to work in domestic operations after January 1, 2006 are no longer eligible to participate in the corporation’s defined benefit pension plans. In addition, certain domestic employees on January 1, 2006 elected to terminate their participation in defined benefit pension plans and began participating in a company sponsored defined contribution plan.

•	The expected return on assets increased as a result of significant cash contributions made to the corporation’s pension plans in fiscal 2006 and better than expected returns on plan assets in fiscal 2006. Both of these events resulted in plan assets at the start of fiscal 2007 exceeding plan assets at the start of fiscal 2006.

•	Unrecognized losses at the start of fiscal 2007 were lower than at the start of fiscal 2006 primarily as a result of better than anticipated asset returns and the impact of eliminating benefits to certain employee groups. This in turn resulted in a lower level of unrecognized loss amortization.

As a result of the spin off of Hanesbrands, the corporation transferred certain liabilities and assets associated with defined benefit pension plans and postretirement medical and life plans to Hanesbrands. The following tables present the funded status of all Sara Lee plans as of the end of fiscal 2006 and the amounts transferred to Hanesbrands measured as of the spin off date.

	Defined Benefit Pension Plans		Postretirement Medical and Life Insurance Plans
	Total Sara Lee	Transferred to Hanesbrands	Total Sara Lee	Transferred to Hanesbrands
Projected benefit / Accumulated postretirement benefit obligation	$5,764	$857	$279	$51
Plan assets	4,744	634	1	—

Funded status	(1,020)	(223)	(278)	(51)

Unrecognized -
Net initial asset	—	—	(11)	1
Prior service cost	90	—	(245)	(36)
Net actuarial loss	1,055	88	53	10

	$125	$(135)	$(481)	$(76)

During the first quarters of fiscal 2007 and 2006, the corporation contributed $88 million and $22 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute $184 million of cash to its defined benefit pension plans in fiscal 2007. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2007 may differ from the current estimate.

8. Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through July 15, 2009. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the fiscal 2007 and fiscal 2006 payments each passed in the first quarter of each fiscal year and the corporation received the annual payments. The fiscal 2007 annual payment was equivalent to $120 million and the fiscal 2006 annual payment was equivalent to $114 million based upon the respective exchange rates on the dates of receipt. These amounts were recognized in the corporation’s earnings when received. The amount received in fiscal 2006 increased diluted earnings per share by $0.15 per share and the amount received in fiscal 2007 is expected to increase diluted earnings per share by $0.16 per share.

9. Goodwill

Substantially all of the change in the goodwill balance between July 1, 2006 and September 30, 2006 is due to the impact of changes in foreign currency exchange rates.

10. Income Taxes

Effective Annual Tax Rate for Interim Reporting—Generally accepted accounting standards require that interim period tax provisions be determined as follows:

•	At the end of each quarter, the corporation estimates the tax that will be provided for the fiscal year stated as a percentage of estimated “ordinary” income for the fiscal year. The term ordinary income refers to income from continuing operations before income taxes, excluding significant unusual or infrequently occurring items. Discontinued operations are excluded in determining ordinary income. Changes in tax laws or rates and effects of changes in judgment about beginning of the year valuation allowances are excluded from the estimated annual effective rate.

This estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•	The tax effects of significant unusual or infrequently occurring items, as well as the tax effects of changes in tax rates or laws and changes in judgments about beginning of the year valuation allowances are recognized in the interim period in which the events occur.

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of the corporation in each tax jurisdiction in which it operates and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, the corporation’s interim tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits or reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

First Quarter Tax Expense (Benefit) – In the first quarter of fiscal 2007, the corporation’s continuing operations recognized a tax benefit of $50 million and an effective tax rate of (24.3%) as compared to tax expense of $59 million and an effective tax rate of 36.7% in the comparable period of the prior year. This rate is primarily due to the following factors:

•	In the first quarter of fiscal 2007, the corporation signed an agreement to sell the shares of a subsidiary, which resulted in a $158 million tax benefit. As a result of the nature of this transaction, the tax benefit was recognized entirely in the first quarter and increased diluted EPS in the quarter by $0.21 per share. This transaction closed in October 2006 and the proceeds received and the net book value of the entity sold were both less than $1 million.

•	Excluding the impact of the $158 million tax benefit, the tax expense on the continuing operations was $108 million and the effective rate was 52.5%. This effective annual tax rate on ordinary income includes an estimated charge of $194 million to repatriate all fiscal 2007 earnings outside the U.S. This estimated charge increases the estimated annual effective tax rate in the first quarter by 24%. As a result of the spin off of the Hanesbrands business and the share buyback program, the corporation concluded that it was necessary to remit all fiscal 2007 foreign earnings to the U.S.

•	Prior to the spin off of Hanesbrands, an intercompany transaction occurred in which certain apparel trademarks were sold to a wholly-owned subsidiary in return for the shares of the subsidiary and a $450 million note. The shares of the subsidiary holding the apparel trademarks and note payable were included in the spin off of Hanesbrands and, after the completion of the spin off, this note was repaid to the corporation by Hanesbrands. As a result of these transactions, the tax basis of the apparel trademarks increased and the corporation was responsible for the related capital gain. The deferred tax asset related to the increase in the tax basis of the trademarks was transferred as part of the spin off transaction and recognized as a reduction in the corporation’s equity. The capital gain resulting from this transaction will be used to offset capital losses.

11. Issued But Not Yet Effective Accounting Standards

Accounting for Uncertainty in Income Taxes – In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48), which outlines how companies should reflect uncertain tax positions in the financial statements and expands disclosures relating to these tax positions. Under the provisions of FIN 48, an uncertain tax amount should be recognized in the financial statements if it is more likely than not that the company’s tax position will prevail and the tax amount recognized should not exceed the amount that is probable of being paid or collected. FIN 48 becomes effective for the corporation in fiscal 2008. The corporation is currently evaluating the provisions of this new standard and has not determined the impact of adopting at this time.

Accounting for Defined Benefit Pension and Other Postretirement Plans – In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements Nos. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The company is required to initially recognize the funded status of its defined benefit pension and other postretirement benefit plans and to provide the required disclosures as of the end of fiscal 2007. At the end of fiscal 2006, the summation of the corporation’s projected benefit obligation from defined benefit plans and the corporation’s accumulated postretirement benefit obligation exceeded plan assets by approximately $1.3 billion. The statement also eliminates the option for the corporation to use a measurement date prior to the corporation’s fiscal year end. The corporation is currently evaluating the effect that the recognition of the funded status of its plans will have on the company’s consolidated financial position, but does not believe that the adoption will have a material impact on the corporation’s consolidated results of operations.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for the corporation at the beginning of fiscal 2009. The corporation is currently evaluating the provisions of this new standard and has not determined the impact of adopting at this time.

SAB No. 108 – In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 eliminates the diversity in practice surrounding how public companies quantify financial statement misstatements and establishes an approach that requires quantification and assessment of misstatements based on the effects of the misstatements on each of the company’s financial statements and the related footnote disclosures. Adoption of this new standard, which will be effective for the company’s financial statements beginning in the second quarter of fiscal 2007, is not expected to impact the company’s financial statements.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction

The following is management’s discussion and analysis of the results of operations for the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006 and a discussion of the changes in financial condition and liquidity during the first three months of fiscal 2007. The following is an outline of the analyses included herein:

•	Overview

•	First Quarter of Fiscal 2007

•	Cash Flow

•	Transformation Plan

•	Consolidated Results – First Quarter of Fiscal 2007 Compared with First Quarter of Fiscal 2006

•	Operating Results by Business Segment – First Quarter of Fiscal 2007 Compared with First Quarter of Fiscal 2006

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Overview

First Quarter of Fiscal 2007

During the first quarter of fiscal 2007, net sales increased $128 million, or 4.7%, over the first quarter of fiscal 2006, to $2,891 million. The strengthening of foreign currencies, particularly the euro, British pound and Brazilian real increased reported net sales by $41 million, or 1.5%. Net sales were impacted by acquisitions and dispositions in the first quarters of both fiscal 2007 and 2006. Net sales in the first quarter of fiscal 2007 include $41 million from businesses acquired after the start of the first quarter of fiscal 2006, while the first quarter of fiscal 2006 includes sales of $19 million from businesses that have been disposed of after the start of the first quarter of fiscal 2006. The net impact of acquisitions and dispositions between the first quarters of fiscal 2007 and 2006 increased net sales by $22 million, or 0.8%. The remaining net sales increase was $65 million, or 2.4%, as each of the corporation’s business segments contributed to the increase in net sales.

Operating income for the corporation in the first quarter of fiscal 2007 increased by $39 million, or 18.4%, and was composed of the following:

•	The corporation’s gross profit margin was 37.9% in the first quarter of fiscal 2007 as compared to 38.2% in the comparable period of the prior year. The gross margin percentage declined in each of the corporation’s business segments, with the exception of the North American Retail Meats and North American Retail Bakery segments, as the corporation experienced higher costs for certain raw materials, commodities and energy, and experienced pricing pressure from a competitive marketplace. The gross profit recognized in the first quarter of fiscal 2007 was $39 million greater than in the first quarter of fiscal 2006 primarily as a result of the strengthening of foreign currencies versus the U.S. dollar and unit sales volume increases offset in part by higher business transformation costs and lower gross profit margins.

•	Selling, general and administrative (SG&A) expenses in the first quarter of fiscal 2007 increased by $7 million over the comparable period of the prior year primarily as a result of the strengthening of foreign currencies versus the U.S. dollar offset in part by lower retirement plan costs, lower advertising and promotion costs and lower business transformation costs. SG&A expenses as a percentage of sales decreased from 34.6% in the first quarter of fiscal 2006 to 33.3% in the first quarter of fiscal 2007 primarily as a result of lower retirement plan expenses, lower advertising and promotion costs and lower costs associated with the corporation’s business transformation program.

•	In the first quarter of fiscal 2007, the corporation recognized $1 million of income from exit activities, asset and business dispositions, while in the first quarter of fiscal 2006, the corporation had no net charges or income.

•	The corporation received and recognized contingent sale proceeds of $120 million in the first quarter of fiscal 2007 and $114 million in the first quarter of fiscal 2006 from the sale of the corporation’s cut tobacco business that represents the annual payments for fiscal 2007 and 2006. The difference in amounts is due to changes in foreign currency exchange rates between the periods.

In the first quarter of fiscal 2007, the corporation’s continuing operations recognized a tax benefit of $50 million and an effective tax rate of (24.3%) as compared to tax expense of $59 million and an effective tax rate of 36.7% in the comparable period of the prior year. The fiscal 2007 tax benefit is impacted by the following:

•	In the first quarter of fiscal 2007, the corporation signed an agreement to sell the shares of a subsidiary, which resulted in a $158 million tax benefit. As a result of the nature of this transaction, the tax benefit was recognized entirely in the first quarter and increased diluted EPS in the quarter by $0.21 per share.

•	As a result of the spin off of the Hanesbrands business and the planned share buyback program, the corporation concluded in the fourth quarter of fiscal 2006 that it was necessary to remit all fiscal 2007 foreign earnings to the U.S. The effective annual tax rate for fiscal 2007 includes an estimated charge for $194 million to repatriate all fiscal 2007 earnings outside the U.S. and this charge is being recognized in proportion to each quarter’s income.

Income from continuing operations in the first quarter of fiscal 2007 was $255 million, an increase of $153 million over the $102 million reported in the first quarter of fiscal 2006. The increase in income from continuing operations was primarily due to the increase in operating income and the decline in income taxes.

The corporation has reported its Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K. Apparel, U.S. Meat Snacks, European Meats and Branded Apparel Americas/Asia businesses as discontinued operations. Further information regarding these operations is included in Note 3 to the Consolidated Financial Statements and below. The net income from discontinued operations in the first quarter of fiscal 2007 was $62 million, as compared to a net loss of $35 million in the first quarter of fiscal 2006, or an increase of $97 million between the periods. The net loss in the first quarter of fiscal 2006 was primarily due to impairment charges, exit activities and tax charges that reduced net income from discontinued operations by $175 million. The first quarter of fiscal 2007 includes a net gain on the sale of discontinued operations of $16 million, which primarily relates to the sale of the European Meats business, partially offset by expenses associated with the spin off of the Branded Apparel Americas/Asia business.

Net income in the first quarter of fiscal 2007 was $333 million, an increase of $266 million over the $67 million reported in the prior year first quarter. Diluted EPS increased from $0.09 in the first quarter of fiscal 2006 to $0.44 in the first quarter of fiscal 2007. A table which summarizes the significant items that impacted the first quarter of fiscal 2007 and 2006 is presented below.

Impact of Significant Items on Income From Continuing Operations and Net Income

Amounts in millions

	Quarter Ended September 30, 2006				Quarter Ended October 1, 2005
In millions, except per share data	Pretax Impact	Tax	Net Income	Diluted EPS Impact(1)	Pretax Impact	Tax	Net Income	Diluted EPS Impact (1)
Income (loss) from continuing operations	$205	$50	$255	$0.34	$161	$(59)	$102	$0.13

Net (loss) income			$333	$0.44			$67	$0.09

Significant items affecting comparability of income from continuing operations and net income:
Charges for (income from) exit activities, asset and business dispositions
Charges for (income from) exit activities	$(14)	$5	$(9)	$(0.01)	$(29)	$10	$(19)	$(0.02)
Income from (charges) for business disposition activities	15	(4)	11	0.02	29	(10)	19	0.02

Subtotal	1	1	2	—	—	—	—	—
Charges to cost of sales and SG&A expenses
Transformation charges in cost of sales and SG&A	(27)	9	(18)	(0.02)	(24)	8	(16)	(0.02)
Hurricane losses	—	—	—	—	(3)	1	(2)	—
Accelerated depreciation	(16)	6	(10)	(0.01)	(10)	4	(6)	(0.01)

Impact of significant items on income from continuing operations before income taxes	(42)	16	(26)	(0.03)	(37)	13	(24)	(0.03)
Significant tax matters affecting comparability:
Tax benefit on disposition of a business	—	158	158	0.21	—	—	—	—

Impact of significant items on income from continuing operations	(42)	174	132	0.18	(37)	13	(24)	(0.03)

Significant items impacting discontinued operations
European Branded Apparel impairment	—	—	—		(179)	47	(132)	(0.17)
U.S. Retail Coffee impairment	—	—	—		(44)	5	(39)	(0.05)
Charges for exit activities and transformation expenses	—	—	—	—	(2)	1	(1)
Branded Apparel Americas/Asia spin off costs	(24)	—	(24)	(0.03)
Tax charge from European Meats business	—	(2)	(2)	—	—	(3)	(3)	—
Gain on sale of discontinued operations	42	(2)	40	0.05

Impact of significant items on net income	$(24)	$170	$146	$0.19	$(262)	$63	$(199)	$(0.25)

    Notes:

(1) EPS amounts are rounded to the nearest $0.01 and may not add to the total.

Cash Flow

The corporation’s cash flow statements include amounts related to discontinued operations through the date of disposal. The cash flows related to the discontinued operations are quantified under the discussion of “Discontinued Operations” in the Consolidated Results - First Quarter of Fiscal 2007 Compared with the First Quarter of Fiscal 2006 section within Management Discussion and Analysis of Results of Operations and Financial Condition.

Cash From Operating Activities

In the first quarter of fiscal 2007, $197 million of cash was used in operating activities, while $188 million of cash was generated from operating activities in the same period of the prior year. A significant portion of the decline is related to the spin off of Hanesbrands and the disposition of the European Meats business. During the first quarter of fiscal 2007, the changes in current assets and liabilities resulted in the use of $578 million of cash. This was primarily attributable to the following:

•	$347 million was used to pay accrued liabilities primarily related to taxes, pension and postretirement benefits, incentive compensation and interest.

•	$97 million of cash was used to finance increases in inventory in all of the corporation’s operating segments.

•	$57 million was used to fund accounts payable primarily in the International Beverage segment.

•	$43 million of cash was used to finance increases in accounts receivable, primarily in the Foodservice, International Bakery and Household and Body Care segments.

•	$34 million of cash was used to finance other current assets which primarily reflect amounts for prepaid insurance and other services.

Cash From Investment Activities

Net cash generated from investment activities was $1,063 million in the first three months of fiscal 2007 as compared to $119 million in the comparable period of fiscal 2006. In the first three months of fiscal 2007, $19 million more was spent on purchases of property and equipment and the acquisition of businesses than in the comparable quarter of the prior year. The corporation received $500 million in proceeds related to the disposition of businesses, contingent sale proceeds and the sale of assets in the first quarter of fiscal 2007 as compared to $225 million in the first quarter of fiscal 2006. The corporation received $688 million from the collection of loans receivable - $450 million was received from Hanesbrands in connection with the spin off and $238 million was collected upon the sale of the European Meats business.

Cash From Financing Activities

Net cash used in financing activities was $77 million during the first three months of fiscal 2007 as compared to $787 million of cash generated from financing activities in the prior year period. Prior to being spun off, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan organization fees, the corporation received $2,558 million of cash proceeds, and this amount is included in the corporation’s borrowing of long-term debt. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. Immediately following this dividend payment, Sara Lee distributed to each stockholder of record one share of Hanesbrands common stock for every eight shares of Sara Lee common stock held. $650 million of cash remained on the Hanesbrands balance sheet at the spin off date. The proceeds of the dividend from Hanesbrands and the $688 million of loan repayments were used to repay $1,644 million of short-term borrowings, repurchase $185 million of common stock and pay dividends of $151 million. The corporation repurchased a total of $250 million of common stock during the first quarter of fiscal 2007, although $185 million of this total was paid during the quarter and the remainder shortly after the end of the quarter.

Transformation Plan

In February 2005, the corporation announced a transformation plan designed to improve the corporation’s performance and better position Sara Lee for long-term growth. The plan is expected to be completed by fiscal 2010. A number of significant milestones have been completed and a number remain to be completed. Additionally, over the course of the plan, a number of significant gains and losses have been and will be recognized. The following is an update on the actions taken in the transformation plan and the impact on the first quarter of fiscal 2007.

Organization Structure

The corporation announced plans to locate the management of its North American businesses along with a majority of its corporate staff at a single site in suburban Chicago. In Europe, the corporation announced plans to centralize management on a regional basis. The corporation expects to finalize the employee centralization in the U.S. during fiscal 2007. Management also intends on centralizing the research and development activities for North America and has established a temporary single site at the present time, while management concludes on the location of the final site. It is expected that the R&D center centralization will be finalized in fiscal 2008.

In Europe, the corporation continues to execute plans to centralize management into a single location per country or region. Each centralized location will be supported by a shared services organization that will provide back-office functions. As a result of the plans to centralize management and eliminate operating locations, certain planned workforce reductions are in process.

As a result of these actions, pretax charges of $57 million were recognized in the first quarter of fiscal 2007 related to exit activities, transformation costs and accelerated depreciation in order to execute these plans, which includes $11 million of net severance costs, $3 million of costs to exit certain leased and owned facilities, $16 million of accelerated depreciation, $15 million of information technology costs related to system implementations and conversions, $5 million of relocation costs, $3 million of recruiting costs and $4 million related to consulting and other transformation and exit efforts. Transformation, exit activities and accelerated depreciation and amortization costs of $366 million were incurred for the full year in fiscal 2006. Additional restructuring actions are expected over the life of the transformation plan and further details regarding these actions are contained in this Management Discussion and Analysis and in Note 4, “Exit, Disposal and Transformation Activities,” of the Consolidated Financial Statements.

Portfolio Changes

The corporation disposed of certain businesses in order to concentrate financial and management resources on a smaller number of entities that are better positioned for increased growth.

Businesses Reported as Discontinued Operations – By the end of the first quarter of fiscal 2007, the corporation had completed the disposition of each of the businesses identified for disposal. This included eight businesses which are now reported in discontinued operations, and historical financial results have been restated to reflect these businesses as discontinued operations. Two of these business dispositions were completed in the first quarter of fiscal 2007, while the remaining transactions were completed in fiscal 2006. The following is a summary of those transactions that were completed in the first quarter of fiscal 2007.

Transactions completed during the first quarter of fiscal 2007:

European Meats – In June 2006, the corporation entered into a definitive agreement to sell the European Meats business to Smithfield Foods for $575 million in cash and the assumption of certain pension liabilities related to the business. The transaction closed in August 2006 after receiving European regulatory approval and the corporation recognized an after-tax gain of $34 million. The $575 million received at closing consists of $337 million of cash proceeds from the sale and $238 million as repayment of a loan to the corporation.

European Branded Apparel – Substantially all of this business was sold in February 2006 and an after-tax gain of $86 million was recognized in the fourth quarter of fiscal 2006. However, the sale of the operations located in the Philippines closed in the first quarter of fiscal 2007 after receiving local governmental approval. An after-tax gain of $6 million was recognized on the sale of the Philippines operations.

Branded Apparel Americas/Asia – In February 2005, the corporation announced its intent to spin off the corporation’s apparel business in the Americas and Asia. This business is referred to as Branded Apparel Americas/Asia. In preparation for the spin off, the corporation incorporated Hanesbrands Inc., a Maryland corporation, to which it transferred the assets and liabilities that relate to the Branded Apparel Americas/Asia business. On September 5, 2006,

Hanesbrands borrowed $2.6 billion from a group of banks. Using a portion of the proceeds from the borrowing, Hanesbrands paid to the corporation a dividend of $1.95 billion. Sara Lee distributed pro rata to each stockholder of record as of the close of business on the record date one share of Hanesbrands common stock for every eight shares of Sara Lee common shares held. After the spin off was completed, Hanesbrands paid $450 million to the corporation to settle the note payable it had with Sara Lee Corporation. No gain or loss was recognized upon the spin off of the Hanesbrands business other than $24 million of transaction expenses that are recognized in discontinued operations. The net assets of the Hanesbrands business that were distributed totaled $3 million and are reflected in Retained Earnings and Other Comprehensive Income (Loss) in the corporation’s Statement of Common Stockholders’ Equity.

Transactions completed during fiscal 2006:

The following businesses were disposed of in fiscal 2006: Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K Apparel and U.S. Meat Snacks.

Improving Operational Efficiency

The third element of the transformation plan involves initiatives to improve the operational efficiency of the corporation. These initiatives include the following:

•	The corporation has made investments to improve information technology systems and processes. This is primarily related to the costs to implement a standardized information technology platform in the North American operations and the continued consolidation of information processing in both the U.S. and Europe. During the first quarter of fiscal 2007, the corporation recognized $15 million of expenses related to these projects and expended $4 million related to the purchase of software items. At the present time, the corporation expects that through fiscal 2010 the cost of these information technology initiatives will be approximately $200 million with approximately 75% of these costs being incurred in the remainder of fiscal 2007 and 2008.

•	The simplification of the organization structure will result in the termination of a number of employees and the elimination of certain manufacturing facilities. The exit activities initiated by the corporation in the first quarter of fiscal 2007 are fully explained in Note 4, “Exit, Disposal and Transformation Activities,” to the Consolidated Financial Statements. The corporation expects to recognize additional exit costs to reduce employment levels in the organization and eliminate manufacturing capacity throughout the transformation plan.

Consolidated Results – First Quarter of Fiscal 2007 Compared with First Quarter of Fiscal 2006

Operating results by business segment in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006 are as follows:

	Quarter Ended
	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
North American Retail Meats	$630	$615	$27	$17
North American Retail Bakery	498	461	5	(4)
Foodservice	538	527	21	15
International Beverage	572	532	90	62
International Bakery	200	192	14	12
Household and Body Care	465	446	78	80

Total business segments	2,903	2,773	235	182
Intersegment sales	(12)	(10)	—	—

Total net sales and operating segment income	2,891	2,763	235	182
Amortization of intangibles	—	—	(17)	(15)
General corporate expenses	—	—	(84)	(66)
Contingent sale proceeds	—	—	120	114

Total net sales and operating income	2,891	2,763	254	215
Net interest expense	—	—	(49)	(54)

Net sales and income from continuing operations before income taxes	$2,891	$2,763	$205	$161

The following table summarizes net sales and operating income performance for the first quarter of fiscal 2007 and 2006 and certain significant items that affected the comparability of these amounts.

	Quarter Ended
Corporate Performance - (In millions)	September 30, 2006	October 1, 2005	Change	Percent Change
Net sales	$2,891	$2,763	$128	4.7%

Increase / (Decrease) in net sales from Changes in foreign currency exchange rates	$—	$(41)	$41
Acquisitions / dispositions	41	19	22

Total	$41	$(22)	$63

Operating income	$254	$215	$39	18.4%

Increase / (Decrease) in operating income from Contingent sale proceeds	$120	$114	$6
Changes in foreign currency exchange rates	—	(5)	5
Exit activities, asset and business dispositions	1	—	1
Accelerated depreciation on facilities sold	(16)	(10)	(6)
Hurricane losses	—	(3)	3
Transformation charges	(27)	(24)	(3)
Acquisitions/dispositions	1	4	(3)

Total	$79	$76	$3

Net Sales

Consolidated net sales in the first quarter of fiscal 2007 were $2,891 million, an increase of $128 million, or 4.7%, over the first quarter of fiscal 2006. The strengthening of foreign currencies, particularly the euro, British pound and Brazilian real increased reported net sales by 1.5%, or $41 million. Net sales in the first quarter of fiscal 2007 include $41 million from businesses acquired after the start of the first quarter of fiscal 2006, while the first quarter of fiscal 2006 includes sales of $19 million from businesses that have been disposed of after the start of the first quarter of fiscal 2006. The net impact of acquisitions and dispositions between the first quarters of fiscal 2007 and 2006 increased net sales by $22 million, or 0.8%. The remaining net sales increase of $65 million, or 2.4%, resulted from increases in net sales in each of the corporation’s business segments. Net sales increased in the North American Retail Meats segment due to higher unit volumes. The North American Retail Bakery segment experienced higher sales due to an improved product mix and higher prices to cover increases in commodity costs partially offset by a continuing program to reduce sales of low margin bakery products and the impact of lower U.S. frozen retail bakery shipments during the quarter. Net sales in the Foodservice segment increased on the strength of higher volumes for meat products and an improved sales mix, while increases in the International Beverage and International Bakery segments were due to higher unit volumes. Net sales in the Household and Body Care segment increased primarily due to higher unit volumes for air care products and insecticides.

Unit Volumes

Unit volumes in the North American Retail Meats segment increased 2% with the increase coming in the U.S., while Mexico was unchanged. In the North American Retail Bakery segment, unit volumes declined by 4% as declines in unbranded fresh bread were only partially offset by increases in branded product sales, and unit shipments of frozen bakery products declined in the quarter. Unit volumes increased 1% in the Foodservice segment as higher unit sales of meat products more than offset flat bakery product volumes and lower unit sales of coffee products. In the International Beverage segment, unit volumes increased 11% with higher volumes in both the retail and foodservice channels. The increase in retail unit volumes was driven by strong volume growth in Brazil and in single serve coffee products in Europe. In the International Bakery segment, unit volumes increased 1% as a result of growth in refrigerated dough products in Europe and frozen bakery products in Australia, partially offset by declines in fresh bread products in Europe. The unit volumes for the four core categories of the Household and Body Care segment increased 4% in the first quarter due primarily to higher shipments of air care and insecticide products. The discussion of unit volumes in this Management Discussion and Analysis excludes the impact of acquisitions and dispositions.

Gross Margin Percent

The gross margin percentage declined from 38.2% in the first quarter of fiscal 2006 to 37.9% in the first quarter of fiscal 2007, a decline of 0.3%, as two business segments experienced a higher gross margin percentage and four segments experienced a lower gross margin percentage.

Both the North American Retail Meats and North American Retail Bakery segments experienced higher gross margins. The North American Retail Meats segment gross margin percentage increased by 0.4% due to the impact of prior restructuring and cost-saving initiatives. The gross margin percentage in the North American Retail Bakery segment increased 1.0% due to certain selling price increases to offset higher raw material costs, the impact of an improved sales mix and benefits of prior restructuring actions.

The gross margin percentage declined in the International Bakery segment by 1.7% and declined in both the International Beverage and the Household and Body Care segments by just over 1% as these segments experienced an unfavorable sales mix and lower product pricing. In the Foodservice segment, the gross margin percentage declined by 0.8% as this segment experienced increased commodity costs during the period.

Selling, General and Administrative Expenses

	Quarter Ended
(In millions)	September 30, 2006	October 1, 2005	Change	Percent Change
Selling, general and administrative expenses:
SG&A expenses in the business segment results	$861	$874	$(13)	(1.5)%
Amortization of identifiable intangibles	17	15	2	6.5
General corporate expenses	84	66	18	28.6

Total SG&A expenses	$962	$955	$7	0.7%

Selling, general and administrative (SG&A) expenses in the business segment results declined by $13 million. This was primarily attributable to $7 million of lower advertising and promotion expense, $6 million of lower business transformation costs, lower retiree benefit costs and savings from the ongoing transformation plan, offset in part by the strengthening of foreign currencies, which increased SG&A by $14 million. The increase in general corporate expenses is primarily attributable to higher business transformation and hedging costs offset by lower corporate office expenses. Measured as a percentage of sales, SG&A expenses were 33.3% in fiscal 2007 as compared to 34.6% in the comparable period of the prior year. This improvement was primarily related to an $8 million reduction in business transformation costs, a $7 million reduction in advertising and promotion expense, lower retiree benefit costs and lower costs from the severance of employees and facility closures.

Transformation Actions and other Significant Items

The reported results for the first quarter of fiscal 2007 and 2006 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant items. The following table illustrates where the costs (income) associated with these activities are recognized in the Consolidated Statements of Income of the corporation.

	Quarter Ended
(In millions)	September 30, 2006	October 1, 2005
Cost of sales
Accelerated depreciation related to facility closures	$15	$3
Transformation charges	3	—
Hurricane losses	—	1

Selling, general and administrative expenses
Transformation charges	24	24
Accelerated depreciation related to facility closures	1	7
Hurricane losses	—	2

Charges for (income from)
Exit activities	14	29
Asset and business dispositions	(15)	(29)

Reduction in income from continuing operations before income taxes	42	37

Income tax benefit	(16)	(13)

Reduction in income from continuing operations	$26	$24

The following is a summary of the actions that impacted the first quarter of fiscal 2007. The amount recognized in “Cost of sales,” as noted in the table above, consists of $15 million of accelerated depreciation on equipment from various U.S. manufacturing sites and $3 million of transformation expenses. Transformation expenses recognized in cost of sales generally include costs for information technology projects related to new information system installations. The amount recognized in “Selling, general and administrative expenses” includes a charge of $24 million for actions related to the corporation’s transformation plan and $1 million for accelerated depreciation on a domestic research and development facility that has been closed. Transformation expenses recognized in SG&A generally include retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, costs for third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts, and costs associated with the implementation of new information technology systems. The corporation recognized a net $1 million of income related to exit activities, asset and business dispositions during the first quarter of fiscal 2007. The net $1 million of income consists of a net $14 million charge for exit activities and a net $15 million of income related to asset and business dispositions. The $14 million charge for exit activities consists of a $12 million charge for management’s approved actions related to the termination of 541 employees and $3 million related to the cost of exiting certain leased facilities, which was partially offset by a $1 million credit related to employee terminations that were completed for amounts more favorable than originally estimated. The net $15 million of income from asset and business dispositions consists of $19 million in gains on the sale of an administrative office building and a production and distribution facility in the Household and Body Care segment, partially offset by $4 million of charges primarily associated with the disposal of businesses. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $42 million and $26 million, respectively, which reduced diluted EPS by $0.03.

The following is a summary of the actions that impacted the first quarter of fiscal 2006. The amount recognized in “Cost of sales,” as noted in the table above, consists of $3 million of accelerated depreciation on two manufacturing facilities and related equipment targeted for sale in the North American Retail Bakery segment and $1 million in losses related to the hurricanes in the southeastern portion of the U.S. The amount recognized in “Selling, general and administrative expenses” includes a charge of $24 million for actions related to the corporation’s transformation plan, $7 million for accelerated depreciation on facilities targeted for closure and $2 million of hurricane losses. Transformation expenses recognized in SG&A generally include retention, relocation and recruiting expenses related to the centralization of the corporation’s management team and costs associated with third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts. The corporation recognized no net impact related to exit activities, asset and business dispositions during the first quarter of fiscal 2006 since a net $29 million charge for exit activities was offset by a net $29 million of income related to asset and business dispositions. The $29 million charge for exit activities consists of costs to terminate 446 employees. The $29 million of income from asset and business dispositions consists of a $35 million gain on the sale of certain skincare and sunscreen assets, the sale of a minority investment in a foreign operation and the sale of a corporate aircraft, partially offset by $6 million of charges to prepare other businesses for disposition. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $37 million and $24 million, respectively, and reduce diluted EPS by $0.03.

The costs (income) of the above actions on the corporation’s businesses are summarized as follows:

	Quarter Ended
(In millions)	September 30, 2006	October 1, 2005
North American Retail Meats	$21	$10
North American Retail Bakery	5	9
Foodservice	5	6
International Beverage	—	18
International Bakery	—	5
Household and Body Care	(10)	(20)

Impact on the business segments	21	28
Corporate office	21	9

Impact on income from continuing operations before income taxes	$42	$37

These actions are more fully described in the Exit, Disposal and Transformation Activities note to the Consolidated Financial Statements. As a result of exit activities taken since the beginning of fiscal 2005, and transformation actions taken since the beginning of the transformation plan in fiscal 2005, the corporation’s cost structure was reduced and efficiency improved. The following table summarizes the actual and projected savings from these actions.

(In millions)	Actual Savings Recognized in Fiscal 2006	Anticipated Savings in Fiscal 2007	Actual Savings in the 1st Quarter of Fiscal 2006	Actual Savings in the 1st Quarter of Fiscal 2007
Restructuring Actions Approved in:
Fiscal 2005	$34	$36	$5	$10
Fiscal 2006	27	67	—	15
Fiscal 2007	—	1	—	—

	$61	$104	$5	$25

In the remaining portion of fiscal 2007, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Receipt of Contingent Sales Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the fiscal 2007 and fiscal 2006 payment each passed in the first quarter of each fiscal year and the corporation received the annual payments. The fiscal 2007 annual payment was equivalent to $120 million and the fiscal 2006 annual payment was equivalent to $114 million based upon the respective exchange rates on the dates of receipt. Each of these amounts is recognized in the corporation’s earnings when received, and the payments increased diluted earnings per share by $0.16 and $0.15 when they were recognized in fiscal 2007 and 2006, respectively.

Net Interest Expense

Net interest expense decreased by $5 million in the first quarter of fiscal 2007, to $49 million. During the quarter, the corporation received the proceeds from the spin off of the Hanesbrands business and a portion of these funds were invested which generated higher interest income during the quarter. A portion of these proceeds was also used to repay outstanding notes payable which resulted in lower average debt outstanding during the quarter. However, higher average interest rates during the quarter offset the impact of the lower average debt balances.

Income Tax Expense

In the first quarter of fiscal 2007, the corporation’s continuing operations recognized a tax benefit of $50 million and an effective tax rate of (24.3%) as compared to tax expense of $59 million and an effective tax rate of 36.7% in the comparable period of the prior year. The fiscal 2007 tax benefit is impacted by the following:

•	In the first quarter of fiscal 2007, the corporation signed an agreement to sell the shares of a subsidiary, which resulted in a $158 million tax benefit. As a result of the nature of this transaction, the tax benefit was recognized entirely in the first quarter and increased diluted EPS in the quarter by $0.21 per share.

•	As a result of the spin off of the Hanesbrands business and the share buyback program, the corporation concluded in the fourth quarter of fiscal 2006 that it was necessary to remit all fiscal 2007 foreign earnings to the U.S. The effective annual tax rate for fiscal 2007 includes an estimated charge for $194 million to repatriate all fiscal 2007 earnings outside the U.S. and this charge is being recognized over the entire year.

Income from Continuing Operations and Diluted Earnings Per Share (EPS)

Income from continuing operations in the first quarter of fiscal 2007 was $255 million versus $102 million in the comparable period of the prior year, an increase of $153 million, which is due to the following factors.

•	The corporation’s gross profit increased by $39 million, despite a small decline in the gross margin percentage of 0.3%, primarily as a result of the strengthening of foreign currencies versus the U.S. dollar and unit sales volume increases offset in part by higher business transformation costs and lower gross profit margins. The gross margin percentage declined in each of the corporation’s business segments, with the exception of the North American Retail Meats and North American Retail Bakery segments, as the corporation experienced higher costs for certain raw materials, commodities and energy, and experienced pricing pressure from a competitive marketplace.

•	Selling, general and administrative (SG&A) expenses in the first quarter of fiscal 2007 increased by $7 million over the comparable period of the prior year primarily as a result of the strengthening of foreign currencies versus the U.S. dollar offset in part by lower retirement plan costs, lower advertising and promotion costs and lower business transformation costs. SG&A expenses as a percentage of sales decreased from 34.6% in the first quarter of fiscal 2006 to 33.3% in the first quarter of fiscal 2007 primarily as a result of lower retirement plan expenses, lower advertising and promotion costs and lower costs associated with the corporation’s business transformation program.

•	In the first quarter of fiscal 2007, the corporation recognized $1 million of income from exit activities, asset and business dispositions, while in the first quarter of fiscal 2006, the corporation had no net charges or income.

•	The corporation received and recognized contingent sale proceeds of $120 million in the first quarter of fiscal 2007 and $114 million in the first quarter of fiscal 2006 from the sale of the corporation’s cut tobacco business that represents the annual payments for fiscal 2007 and 2006. The difference in amounts is due to changes in foreign currency exchange rates.

•	Net interest expense decreased by $5 million, primarily due to higher interest income during the period.
•	Income tax expense declined by $109 million as the corporation recognized a significant tax benefit in the current period.

Diluted EPS from continuing operations increased from $0.13 in the first quarter of fiscal 2006 to $0.34 in the first quarter of fiscal 2007, an increase of $0.21. Diluted EPS increased at a higher rate than income from continuing operations as a result of lower average shares outstanding during the first quarter of fiscal 2007 than the first quarter of fiscal 2006. The lower average shares are due to the corporation’s ongoing share repurchase program. Under this program, the corporation repurchased 16.4 million shares during the first quarter of fiscal 2007, and 30.1 million shares in fiscal 2006.

Discontinued Operations

Discontinued operations includes the results of the corporation’s Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K. Apparel, U.S. Meat Snacks, European Meats and Branded Apparel Americas/Asia businesses. The following summarizes the results of the discontinued operations for the first quarters of fiscal 2007 and 2006.

In millions	First Quarter of Fiscal 2007	First Quarter of Fiscal 2006	Dollar Change	Percent Change
Net Sales	$901	$2,010	$(1,109)	(55.2)%

Income (loss) from operations before income taxes	$92	$(76)	$168

Income tax (expense) benefit on income from operations	(30)	41	(71)

Gain on sale of discontinued operations	18	—	18

Income tax on gain of sale of discontinued businesses	(2)	—	(2)

Net income (loss) from discontinued operations	$78	$(35)	$113

Net sales for discontinued operations was $901 million in the first quarter of fiscal 2007 and $2,010 million in fiscal 2006. The decline is primarily due to the fact that a majority of the businesses were sold in fiscal 2006 and as such there are no comparable reported sales in fiscal 2007. In addition, the European Meats and Branded Apparel Americas/Asia results reported in fiscal 2007 are less than a full quarter of results as the transactions were completed prior to the end of the first quarter of fiscal 2007.

The discontinued operations reported income before income taxes of $92 million in the first quarter of fiscal 2007 and a loss of $76 million in the first quarter of fiscal 2006. The reported results for the first quarter of fiscal 2006 included $223 million of impairment charges to recognize an impairment in the European Branded Apparel and the U.S. Retail Coffee businesses. These impairment charges are more fully described in Note 3 to the Consolidated Financial Statements.

The effective tax rate for the discontinued operations in the first quarter of fiscal 2007 was 33.0% as compared to an effective tax rate in the first quarter of fiscal 2006 of 54.2%. The higher effective rate in fiscal 2006 was due to several factors: first, the impairment charges recognized included $34 million of non-deductible goodwill; second, certain of the impairment charges are in tax jurisdictions in which the corporation cannot obtain a tax benefit; and finally, the timing of the Direct Selling transaction resulted in the repayment of certain tax benefits claimed in a foreign jurisdiction. The repayment of these tax benefits could, however, be credited against the earnings of the U.S. businesses included in continuing operations.

The discontinued operations also reported a gain on sale of operations before income taxes of $18 million which consisted of a $34 million gain from the sale of the European Meats business and an $8 million gain from the sale of the European Branded Apparel operations in the Philippines, partially offset by $24 million of costs associated with the spin off of the Hanesbrands business. The net gain on the business dispositions after tax was $16 million.

The corporation’s discontinued operations impacted the cash flows of the corporation as summarized in the table below.

(In millions) – Increase / (Decrease)	First Quarter Ended September 30, 2006	First Quarter Ended October 1, 2005
Discontinued operations impact on:
Cash flow from operating activities	$108	$233
Cash flow (used in) from investing activities	(35)	(53)
Cash flow (used in) from financing activities	(87)	(154)
Effect of foreign exchange rates on cash	—	(1)

Net cash impact of discontinued operations	$(14)	$25

Cash balance of discontinued operations:
At start of period	$14	$37
At end of period	—	62

(Decrease) increase in cash of discontinued operations	$(14)	$25

The lower level of cash flow from operating activities related to discontinued operations in fiscal 2007 was primarily attributable to the timing of the disposition of these businesses. The sale of European Meats was completed in August 2006 and the spin off of the Hanesbrands business occurred on September 5, 2006.

Consolidated Net Income and Diluted Earnings Per Share

Net income of $333 million in the first quarter of fiscal 2007 was $266 million higher than the $67 million reported in the prior year comparable period. The increase in net income was primarily due to the $153 million increase in income from continuing operations and a $113 million increase in income from discontinued operations. Diluted EPS increased from $0.09 in the first quarter of fiscal 2006 to $0.44 in the first quarter of fiscal 2007, an increase of $0.35.

Operating Results by Business Segment – First Quarter of Fiscal 2007 Compared with First Quarter of Fiscal 2006

North American Retail Meats

	Quarter Ended
(In millions)	September 30, 2006	October 1, 2005	Change	Percent Change
Change in unit volume				2%

Net sales	$630	$615	$15	2.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$1	$(1)
Acquisitions / Dispositions	6	—	6

Total	$6	$1	$5

Operating segment income	$27	$17	$10	55.9%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	(4)	(4)	—
Transformation charges	(3)	(5)	2
Accelerated depreciation	(14)	(1)	(13)
Acquisitions	(1)	—	(1)

Total	$(22)	$(10)	$(12)

Unit volumes in the North American Retail Meats segment for processed meats increased 2% as compared to the first quarter of the prior year. Unit volumes in the U.S. increased 3%, while unit volumes in Mexico were unchanged.

Net sales in the North American Retail Meats segment increased by $15 million, or 2.4%, to $630 million in the first quarter of fiscal 2007 from $615 million in the prior year first quarter. During the quarter, the weakening of the Mexican peso decreased reported net sales by $1 million, or 0.2%. Net sales of businesses acquired since the beginning of the first quarter of fiscal 2006 increased net sales by $6 million, or 1.0%. The remaining net sales increase of $10 million, or 1.6%, was primarily due to the increase in unit volumes.

The North American Retail Meats gross margin percentage increased from 27.8% in the first quarter of fiscal 2006 to 28.2% in the first quarter of fiscal 2007 due to the impact of continuous improvement programs which reduced the cost structure, higher unit volumes and an improved sales mix.

Operating segment income in North American Retail Meats increased by $10 million, or 55.9%, from $17 million in the first quarter of fiscal 2006 to $27 million in the first quarter of fiscal 2007. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. The net impact of the change in exit activities, asset and business dispositions, transformation charges and accelerated depreciation between the first quarter of fiscal 2007 and the first quarter of fiscal 2006 decreased operating segment income by $11 million, or 21.9%. The impact of businesses acquired after the beginning of the first quarter of fiscal 2006 decreased operating segment income by $1 million, or 3.4%. The remaining operating segment income increase of $22 million, or 81.5%, as compared to the same quarter of the prior year was primarily the result of higher gross margins, a $5 million reduction in media advertising and promotion expense as certain media programs were delayed and a $3 million reduction in pension and post-retirement benefit plan costs.

North American Retail Bakery

	Quarter Ended
(In millions)	September 30, 2006	October 1, 2005	Change	Percent Change
Change in unit volume				(4)%

Net sales	$498	$461	$37	8.1%

Increase (decrease) in net sales from Acquisitions	$35	$—	$35

Operating segment income (loss)	$5	$(4)	$9	NM %

Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$(1)	$(2)	$1
Transformation charges	(3)	(4)	1
Accelerated depreciation on facilities to be sold	(1)	(4)	3
Acquisitions	2	—	2

Total	$(3)	$(10)	$7

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment declined 4% during the first quarter, as declines in certain unbranded lower margin U.S. fresh bread business, particularly with private label customers, and a decline in shipments of frozen bakery products offset an increase in unit volumes for branded bakery products during the quarter.

Net sales in the North American Retail Bakery segment increased $37 million, or 8.1%, over the comparable prior year quarter. The impact of acquisitions increased net sales by $35 million, or 7.6%. The remaining increase in net sales of $2 million, or 0.5%, was primarily attributable to positive pricing actions and a favorable product mix driven by increased sales of Sara Lee branded products, partially offset by lower unit volumes of unbranded products, as the segment exited certain low margin bread business.

The gross margin percentage in the North American Retail Bakery segment increased 1.0% from 46.0% in the first quarter of fiscal 2006 to 47.0% in the first quarter of fiscal 2007 primarily from increased selling prices which offset higher costs for key ingredients and wages, the impact of an improved sales mix which included higher sales of branded bakery products and the benefits of continuous improvement programs that have reduced costs.

Operating segment income in the North American Retail Bakery segment increased by $9 million, from a loss of $4 million in the first quarter of fiscal 2006, to income of $5 million in the first quarter of fiscal 2007. The first quarters of fiscal 2007 and 2006 were impacted by some or all of the following: exit activities, asset and business dispositions, transformation expenses and accelerated depreciation. The net impact of the exit activities, asset and business dispositions, transformation expenses and accelerated depreciation in fiscal 2007 versus fiscal 2006 increased operating segment income by $5 million. The impact of acquisitions made after the beginning of the first quarter of fiscal 2006 increased operating segment income by $2 million, or 43.6%. The remaining operating segment income increase of $2 million, or 63.9%, during the quarter was primarily attributable to higher gross margins and lower pension and post-retirement benefit plan costs, partially offset by higher media advertising and promotion expenses.

Foodservice

	Quarter Ended
(In millions)	September 30, 2006	October 1, 2005	Change	Percent Change
Change in unit volume				1%

Net sales	$538	$527	$11	1.9%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—
Dispositions	—	—	—

	$—	$—	$—

Operating segment income	$21	$15	$6	38.4%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	(3)	—	(3)
Hurricane losses	—	(3)	3
Transformation charges	(1)	(2)	1
Accelerated depreciation on facilities to be sold	(1)	(1)	—

Total	$(5)	$(6)	$1

Net unit volumes in the Foodservice segment increased 1% during the quarter as higher volumes for meat products more than offset the lower volumes in coffee products. Unit volumes for bakery products were unchanged.

Net sales in the Foodservice segment increased $11 million, or 1.9%, over the comparable prior year quarter. Changes in foreign currency, primarily the Canadian dollar, increased net sales by less than $1 million, or 0.1%. Acquisitions and dispositions did not impact the reported results in the first quarter. The remaining net sales increase of $11 million, or 1.8%, was primarily due to the impact of higher unit volumes of meat products, a favorable sales mix and selected price increases to cover higher costs, partially offset by lower unit volumes of coffee products.

The gross margin percentage in the Foodservice segment decreased 0.8% from 26.1% in the first quarter of fiscal 2006 to 25.3% in the first quarter of fiscal 2007 primarily due to increased commodity costs, partially offset by the benefits of continuous improvement programs which resulted in cost savings and selected selling price increases.

Operating segment income in the Foodservice segment increased by $6 million, or 38.4%, from $15 million in the first quarter of fiscal 2006 to $21 million in the first quarter of fiscal 2007. The first quarters of fiscal 2007 and fiscal 2006 were impacted by some or all of the following: hurricane losses, accelerated depreciation, exit activities, asset and business dispositions and transformation expenses. In the first quarter of fiscal 2007, charges for exit activities, asset and business dispositions, transformation expenses and accelerated depreciation totaled $5 million, while in the first quarter of fiscal 2006, the segment reported charges of $6 million for transformation expenses, accelerated depreciation and hurricane losses. The net impact of these items increased operating segment income by $1 million, or 17.4%. The remaining operating segment income increased by $5 million, or 20.9%, primarily from lower SG&A costs which include the impact of lower pension and post-retirement benefit plan costs, the benefits of certain cost saving programs and lower media advertising and promotion expenses.

International Beverage

	Quarter Ended
(In millions)	September 30, 2006	October 1, 2005	Change	Percent Change
Change in unit volume				11%

Net sales	$572	$532	$40	7.6%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(22)	$22
Dispositions	—	17	(17)

	$—	$(5)	$5

Operating segment income	$90	$62	$28	45.1%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(3)	$3
Exit activities, asset and business dispositions	2	(16)	18
Transformation charges	(2)	(2)	—
Dispositions	—	4	(4)

	$—	$(17)	$17

Net unit volumes in the International Beverage segment increased 11% as compared to the first quarter of the prior year with increases being shown in both the retail and foodservice sectors. Roast and ground coffee unit volumes increased primarily in Brazil due to the favorable impact of lower pricing. In Europe, volumes increased in both retail, driven by single serve, and in foodservice, driven by concentrates.

Net sales in the International Beverage segment increased by $40 million, or 7.6%, to $572 million in the first quarter of fiscal 2007. Within the segment, the impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $22 million, or 4.6%. Dispositions made after the start of fiscal 2006 reduced sales in the International Beverage segment by $17 million, or 3.6%. The remaining net sales increase of $35 million, or 6.6%, compared to the comparable period of the prior year was primarily due to the impact of higher unit volumes, partially offset by an unfavorable sales mix and lower average product pricing.

The gross margin percent in the International Beverage segment decreased 1.2% from 42.5% in the first quarter of fiscal 2006 to 41.3% in the first quarter of fiscal 2007 primarily as a result of an unfavorable sales mix and lower average product pricing.

Operating segment income for the International Beverage segment increased $28 million, or 45.1%, to $90 million in the first quarter of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $3 million, or 4.7%. The International Beverage segment reported no net charges in the first quarter of fiscal 2007 for exit activities, asset and business dispositions and transformation expenses but reported $18 million in the first quarter of fiscal 2006 for exit activities, asset and business dispositions and transformation expenses, which increased operating segment income by $18 million, or 32.4%. Dispositions made after the start of fiscal 2006 reduced operating segment income in the International Beverage segment by $4 million, or 5.9%. The remaining operating segment income increase of $11 million, or 13.9%, was primarily due to the increase in unit volumes and lower SG&A costs which include the impact of lower benefit plan costs, partially offset by an unfavorable sales mix.

International Bakery

	Quarter Ended
(In millions)	September 30, 2006	October 1, 2005	Change	Percent Change
Change in unit volume				1%

Net sales	$200	$192	$8	4.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(7)	$7

Operating segment income	$14	$12	$2	23.6%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	—	(5)	5

Total	$—	$(5)	$5

Net unit volumes in the International Bakery segment increased 1% during the quarter primarily as a result of increases in shipments of dough products in Europe and frozen baked goods in Australia, partially offset by declines in shipments of fresh bread in Europe.

Net sales in the International Bakery segment increased $8 million, or 4.4%, over the comparable prior year quarter. There were no acquisitions or dispositions that impacted the International Bakery segment during the quarter. The impact of foreign currency changes, particularly in the euro, increased reported net sales by $7 million, or 3.8%. The remaining net sales increase of $1 million, or 0.6%, was primarily a result of higher unit volumes, partially offset by lower average product pricing.

The gross margin percentage in the International Bakery segment decreased 1.7% from 42.9% in the first quarter of fiscal 2006 to 41.2% in the first quarter of fiscal 2007, primarily due to an unfavorable sales mix, lower product pricing and higher costs associated with new product launches.

Operating segment income in the International Bakery segment increased by $2 million, or 23.6%, from $12 million in the first quarter of fiscal 2006 to $14 million in the first quarter of fiscal 2007. Changes in foreign currency rates increased operating segment income by less than $1 million, or 3.4%. In the first quarter of fiscal 2007, the International Bakery segment did not recognize any charges for exit activities, asset and business dispositions, while in the first quarter of fiscal 2006, the segment recognized $5 million of charges for exit activities, which increased fiscal 2007 operating segment income by 33.8%. The remaining decline in operating segment income of $3 million, or 13.6%, was primarily due to lower gross margins and higher distribution and other SG&A expenses.

Household and Body Care

	Quarter Ended
(In millions)	September 30, 2006	October 1, 2005	Change	Percent Change
Change in unit volume of core categories (a)				4%

Net sales	$465	$446	$19	4.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(13)	$13
Dispositions	—	2	(2)

Total	$—	$(11)	$11

Operating segment income	$78	$80	$(2)	(2.7)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Exit activities, asset and business dispositions	11	26	(15)
Transformation charges	(1)	(1)	—
Accelerated depreciation on facilities to be sold	—	(4)	4

Total	$10	$19	$(9)

(a)	– Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – increased 4% in the first quarter of fiscal 2007, primarily as a result of increases in air care products, driven by the success of new product launches, as well as insecticides, which showed improvements in India due to increased consumer promotions, and in Europe, due to a late start to the summer season.

Net sales in the Household and Body Care segment increased $19 million, or 4.4%, in the first quarter of fiscal 2007, to $465 million. The impact of changes in foreign currency exchange rates increased reported net sales by $13 million, or 3.0%, primarily due to the strengthening of the euro and the British pound. The first quarter of fiscal 2006 includes sales of $2 million from product lines that had been disposed of after the start of the first quarter of fiscal 2006, which reduced net sales by 0.5%. The remaining net sales increase of $8 million, or 1.9%, was primarily due to the higher unit volumes in the air care and insecticide categories, partially offset by lower pricing and an unfavorable sales mix.

The gross margin percent in the Household and Body Care segment decreased 1.1% from 51.0% in the first quarter of the prior year to 49.9% in the first quarter of fiscal 2007, primarily from competitive pricing in the marketplace and an unfavorable sales mix.

Operating segment income decreased $2 million, or 2.7%, to $78 million in the first quarter of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $2 million, or 3.1%. In the first quarter of fiscal 2007, the Household and Body Care segment recognized a net gain of $10 million related to exit activities, asset and business dispositions and transformation activities, while in the first quarter of fiscal 2006, the Household and Body Care segment recognized a gain of $28 million related to the disposition of certain non-core product lines, which was partially offset by $2 million of exit activities, $1 million of transformation charges and $4 million of accelerated depreciation. The net impact of the exit activities, asset and business dispositions and transformation activities between the first quarters of fiscal 2006 and fiscal 2007 was a decrease in operating segment income of $11 million, or 15.6%. The first quarter of fiscal 2006 includes less than $1 million of income from certain product lines that were disposed after the start of the first quarter of fiscal 2006. The remaining operating segment income increased by $7 million, or 11.2%, primarily from an increase in unit volumes, a decline in media advertising and promotion expenses and lower SG&A costs which include a decline in benefit plan costs.

Financial Condition

Cash From Operating Activities

In the first quarter of fiscal 2007, $197 million of cash was used in operating activities, while $188 million of cash was generated from operating activities in the same period of the prior year. During the first quarter of fiscal 2007, the changes in current assets and liabilities resulted in the use of $578 million of cash. This was primarily attributable to the following:

•	$347 million was used to pay accrued liabilities primarily related to taxes, pension and postretirement benefits, incentive compensation and interest.

•	$97 million of cash was used to finance increases in inventory in all of the corporation’s operating segments.

•	$57 million was used to fund accounts payable primarily in the International Beverage segment.

•	$43 million of cash was used to finance increases in accounts receivable, primarily in the Foodservice, International Bakery and Household and Body Care segments.

•	$34 million of cash was used to finance other current assets which primarily reflect amounts for prepaid insurance and other services.

Cash From Investment Activities

Net cash generated from investment activities was $1,063 million in the first three months of fiscal 2007 as compared to $119 million in the comparable period of fiscal 2006. In the first three months of fiscal 2007, $19 million more was spent on purchases of property and equipment and the acquisition of businesses than in the comparable quarter of the prior year. The corporation received $500 million in proceeds related to the disposition of businesses, contingent sale proceeds and the sale of assets in the first quarter of fiscal 2007 as compared to $225 million in the first quarter of fiscal 2006. The corporation received $688 million from the collection of loans receivable - $450 million was received from Hanesbrands in connection with the spin off and $238 million was collected upon the sale of the European Meats business.

Cash From Financing Activities

Net cash used in financing activities was $77 million during the first three months of fiscal 2007 as compared to $787 million of cash generated from financing activities in the prior year period. Prior to being spun off, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, the corporation received $2,558 million of cash proceeds, and this amount is included in the corporation’s borrowing of long-term debt. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. Immediately following this dividend payment, Sara Lee distributed to each stockholder of record one share of Hanesbrands common stock for every eight shares of Sara Lee common stock held. $650 million of cash remained on the Hanesbrands balance sheet at the spin off date. The proceeds of the dividend from Hanesbrands and the $688 million of loan repayments were used to repay $1,644 million of short-term borrowings, repurchase $185 million of common stock and pay dividends of $151 million. The corporation repurchased a total of $250 million of common stock during the first quarter of fiscal 2007, although $185 million of this total was paid during the quarter and the remainder shortly after the end of the quarter.

Liquidity

Notes Payable

Notes payable decreased by $1,668 million in the first three months of fiscal 2007 to $108 million as the corporation utilized cash on hand and the dividend received from Hanesbrands to repay notes payable. The corporation had cash and cash equivalents on the balance sheet at September 30, 2006 of $3,042 million.

Debt

The corporation’s total long-term debt increased $28 million in the first three months of fiscal 2007, from $4,172 million at July 1, 2006, to $4,200 million at September 30, 2006, primarily as a result of changes in foreign exchange rates.

The corporation’s total long-term debt of $4,200 million is due to be repaid as follows: $360 million in the remainder of fiscal 2007; $1,389 million in fiscal 2008; $172 million in fiscal 2009; $40 million in fiscal 2010; $13 million in fiscal 2011; $1,118 million in fiscal 2012 and $1,108 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of cash on hand, short-term borrowings, proceeds from asset and business dispositions, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 58.8% fixed-rate debt as of September 30, 2006, as compared with 42.5% as of July 1, 2006. The increase in fixed-rate debt at September 30, 2006 versus July 1, 2006 is due to the decrease in notes payable that were outstanding at July 1, 2006. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has a $1.85 billion five-year revolving credit facility available which management considers sufficient to satisfy its operating requirements. This facility expires in June 2009 and the pricing under this facility is based upon the corporation’s current credit rating. At September 30, 2006, the corporation had not borrowed under the facility and the facility does not mature or terminate upon a credit rating downgrade. The facility contains a number of typical covenants, which the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended September 30, 2006, the corporation’s interest coverage ratio was 3.3 to 1.0. The corporation previously also maintained a three-year $1.35 billion credit facility that was terminated by the corporation, prior to its maturity, as the facility was deemed no longer necessary after the spin off of the Hanesbrands business was completed.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of September 30, 2006, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings
Standard & Poor’s	BBB+	A-2
Moody’s Investors Service	Baa1	P-2
FitchRatings	BBB+	F-2

Changes in the corporation’s credit ratings result in changes in the corporation’s borrowing costs. The corporation’s current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a high degree of liquidity. A downgrade of the corporation’s short-term credit rating to “A-3” (S&P rating) or “P-3” (Moody’s rating) would place the corporation in a commercial paper market that would contain significantly less market liquidity than it currently operates in with a rating of “A-2” or “P-2.” This would reduce the amount of commercial paper the corporation could issue and raise its commercial paper borrowing cost. To the extent that the corporation’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the corporation has the ability to use available credit facilities to satisfy operating requirements, if necessary.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $81 million in the remainder of fiscal 2007; $85 million in fiscal 2008; $70 million in fiscal 2009; $52 million in fiscal 2010; $48 million in fiscal 2011; $39 million in fiscal 2012; and $111 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $20 million in the remainder of fiscal 2007; $25 million in fiscal 2008; $23 million in fiscal 2009; $21 million in fiscal 2010; $16 million in fiscal 2011; $14 million in fiscal 2012; and $64 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations that are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2007	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$4,200	$360	$1,389	$172	$40	$13	$1,118	$1,108
Interest on debt obligations (1)	1,526	169	167	130	123	122	72	743
Operating lease obligations	486	81	85	70	52	48	39	111
Purchase obligations (2)	2,349	1,196	520	321	190	101	5	16
Other long-term liabilities (3)	477	112	37	26	21	16	14	251

Subtotal	9,038	1,918	2,198	719	426	300	1,248	2,229

Contingent lease obligations (4)	183	20	25	23	21	16	14	64

Total (5)	$9,221	$1,938	$2,223	$742	$447	$316	$1,262	$2,293

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at September 30, 2006.
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

(3)	Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives and the remaining projected fiscal 2007 pension contribution of $96 million. The corporation has employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining projected fiscal 2007 pension contribution, noted previously, pension and postretirement obligations have been excluded from the table. A discussion of the corporation’s pension and postretirement plans, including funding matters, is included in Notes 20 and 21 to the fiscal 2006 Consolidated Financial Statements which have been filed with the Securities and Exchange Commission as part of Form 10-K. The corporation’s obligations for employee health and property and casualty losses are also excluded from the table.

(4)	Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. At September 30, 2006, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.

(5)	Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes.

The corporation has various funding obligations, certain contingent guaranty obligations and certain cash balances that have restrictions regarding the use of the cash that are outlined below.

Pension Plans

As shown in the Pension footnote to the Consolidated Financial Statements which was included in the corporation’s 2006 annual report on Form 10-K, the funded status of the corporation’s defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The under-funded status of the plans was $1,020 million at the end of fiscal 2006 as compared to $1,415 million at the end of fiscal 2005. As part of the spin off of the Hanesbrands business, the Hanesbrands business has received its allocable portion of the pension plan assets and liabilities which represented approximately $223 million of the underfunded status of the plans at the end of fiscal 2006. Further information on the corporation’s pension plans is contained in Note 7 to these consolidated financial statements.

In the first three months of fiscal 2007, the corporation contributed $88 million to these defined benefit pension plans and the corporation anticipates that an additional $96 million of cash contributions will be made over the last nine months of the fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in fiscal 2007 may be materially different from the current estimate. The Significant Accounting Policies section and Note 20 - Defined Benefit Pension Plans to the Consolidated Financial Statements, which are incorporated into the corporation’s 2006 annual report on Form 10-K, provides a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

Repatriation of Foreign Earnings and Income Taxes

The Hanesbrands business that was spun off has historically generated a significant amount of cash from operations within the United States and this cash was used to service the corporation’s debt, as well as to pay dividends and support domestic capital requirements. After the spin off, the corporation anticipates that it will repatriate a larger portion of the earnings of its foreign subsidiaries than has historically been the case. The tax costs associated with the anticipated return of the earnings of foreign subsidiaries will be recognized as the amounts are earned. However, the corporation pays the tax liability upon completing the repatriation action.

The Corporation’s estimated annual effective tax rate for fiscal 2007 assumes a charge of $194 million for the repatriation of all foreign earnings to the U.S. At the end of fiscal year 2006, the corporation had recognized tax charges of $478 million for future repatriation actions that had not yet been completed at the end of fiscal 2006. Based upon completed repatriation actions, the corporation estimates that approximately $225 million will be paid by the end of fiscal 2007 or early fiscal 2008 and the remaining portion would be subject to finalization of future repatriation actions that could occur in fiscal 2007 or in later years. If further repatriation actions are completed in fiscal 2007, the amount of cash taxes that are paid in fiscal 2007 or early fiscal 2008 could also increase. Additional repatriation actions will occur in future periods and these actions will require additional cash tax payments and the funding of these tax payments will be made with cash generated from operations, dispositions and short-term borrowings.

Proceeds From the Spin Off of Hanesbrands and Restrictions on the Use of the Proceeds

As more fully described in Note 3, “Discontinued Operations” to the Consolidated Financial Statements, the spin off of the Hanesbrands business was completed in the first quarter of fiscal 2007 as a tax free transaction for both the corporation and its shareholders. As part of the spin off, the corporation received a dividend from Hanesbrands of $1.95 billion. To maintain the tax free nature of the transaction, the $1.95 billion the corporation received as a dividend from Hanesbrands is restricted and can only be used by the corporation for the repayment of outstanding debt, repurchase of the corporation’s common stock, and the payment of dividends to shareholders. At the end of the first quarter of fiscal 2007, the corporation had $908 million of cash that is available for these restricted uses.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $19 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

Significant Accounting Policies and Critical Estimates

The corporation’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2006 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the corporation are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the corporation, as well as the related footnote disclosures. The corporation bases its estimates on historical experience, the input of third-party experts such as actuaries and appraisers and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the corporation’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the corporation are described in the Financial Review in the corporation’s 2006 Annual Report on Form 10-K.

Forward-Looking Information

This document contains certain forward-looking statements, including the anticipated costs and benefits of restructuring and transformation actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•	Sara Lee’s relationship with its customers, such as (i) a significant change in Sara Lee’s business with any of its major customers, such as Wal-Mart, the corporation’s largest customer, including changes in the level of inventory these customers maintain; (ii) credit and other business risks associated with customers operating in a highly competitive retail environment;

•	The consumer marketplace, such as (iii) significant competition, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iv) fluctuations in the availability and cost of raw materials, Sara Lee’s ability to increase product prices in response and the impact on Sara Lee’s profitability; (v) the impact of various food safety issues on sales and profitability of Sara Lee products; (vi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

•	Sara Lee’s transformation plan, such as (vii) the expected impact of the spin off of Hanesbrands on the corporation’s future effective tax rate; (viii) the impact that the separation of the Hanesbrands business will have upon the funding requirements of the remaining domestic operations and related cost of remitting additional earnings of foreign subsidiaries to the U.S.; (ix) Sara Lee’s ability to effectively integrate its remaining businesses into the contemplated new business structure, including Sara Lee’s ability to transition customers to different bakery brands, transition to common information systems and processes and manage plant capacity and workforce reductions; (x) Sara Lee’s ability to generate the anticipated efficiencies and savings from the transformation plan; (xi) the impact of the transformation plan on Sara Lee’s relationships with its employees, major customers and vendors and Sara Lee’s cost of funds;

•	Sara Lee’s international operations, such as (xii) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the European euro, given Sara Lee’s significant concentration of business in Western Europe; (xiii) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

•	Previous business decisions, such as (xiv) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly Earthgrains, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows; (xv) credit ratings issued by the three major credit rating agencies and the impact these ratings have on Sara Lee’s cost to borrow funds and access to capital/debt markets; (xvi) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (xviii) the continued legality of tobacco products in the Netherlands, Germany and Belgium.

In addition, the corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations in markets where the corporation competes. We have provided additional information in our Form 10-K for fiscal 2006, which readers are encouraged to review, concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

The corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the corporation files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the corporation’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based on management’s interpretation of the definition of “disclosure controls and procedures,” in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

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

During the last fiscal quarter, except as indicated below, there have been no changes in the corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the corporation’s internal control over financial reporting. However, as has been previously reported, the corporation is in the process of implementing a transformation plan that includes a major initiative to improve the corporation’s organizational design and effectiveness, which initiative involves relocating a number of employees, centralizing common services and implementing a new information technology system on a global basis. Management does not, however, currently believe that this has adversely affected the corporation’s internal control over financial reporting.

PART II

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the corporation’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the first quarter of fiscal 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2, 2006 to August 5, 2006	—	$—	—	86,248,110
August 6, 2006 to September 2, 2006	—	—	—	86,248,110
September 3, 2006 to September 30, 2006	16,362,822	15.26	16,362,822	69,885,288

Total	16,362,822	$15.26	16,362,822	69,885,288

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At September 30, 2006, 69.9 million shares remain authorized for repurchase under this program. There is no expiration date for the program.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The corporation’s 2006 Annual Meeting of Stockholders was held on October 26, 2006 in Oakbrook Terrace, Illinois (“Annual Meeting”).

(b)	(i) A total of 662,184,943 shares of the corporation’s common stock (86.8% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting, in person or by proxy. The stockholders of the corporation were requested to elect 12 directors, and all nominees were elected as indicated by the following voting tabulation:

Name of Nominee	For	Withheld
Brenda C. Barnes	643,332,941	18,852,002
J.T. Battenberg III	647,127,767	15,057,176
Christopher B. Begley	648,835,154	13,349,788
Cynthia B. Carroll	648,879,497	13,305,446
Virgis W. Colbert	648,083,197	14,101,746
James S. Crown	635,865,655	26,319,287
Willie D. Davis	638,177,483	24,007,460
Laurette T. Koellner	648,926,846	13,258,097
Cornelis J.A. van Lede	633,716,391	28,468,551
Sir Ian Prosser	648,628,194	13,556,749
Rozanne L. Ridgway	639,453,340	22,731,603
Jonathan P. Ward	634,564,645	27,620,298

(c)	(i)	The stockholders were requested to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accountants for fiscal year 2007. Of the total votes cast, 653,697,078 votes were cast for the proposal, 3,182,710 votes were cast against the proposal, and 5,305,153 votes abstained.

	(ii)	The stockholders were requested to vote on a stockholder proposal requesting that Sara Lee appoint an independent director as Chairman of the Board of Directors. Of the total votes cast, 178,387,470 votes were cast for the proposal, 337,967,702 votes were cast against the proposal, and there were 12,075,541 abstentions and 133,754,228 broker non-votes.

	(iii)	The stockholders were requested to vote on a stockholder proposal requesting that Sara Lee commit to seek an advisory stockholder vote on the Compensation Discussion and Analysis. Of the total votes cast, 217,607,693 votes were cast for the proposal, 294,012,178 votes were cast against the proposal, and there were 16,810,841 abstentions and 133,754,229 broker non-votes.

ITEM 6 - EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ Wayne R. Szypulski
Wayne R. Szypulski
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: November 9, 2006