Form 10-Q
period 2006-12-30
Sara Lee Corp
filed 2007-02-07
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3344

Sara Lee Corporation

(Exact name of registrant as specified in its charter)

Maryland	36-2089049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Lacey Road, Downers Grove, Illinois 60515

(Address of principal executive offices)

(Zip Code)

(630) 598-6000

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

On December 30, 2006, the Registrant had 733,471,912 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. The second quarter and first six months of fiscal 2007 ended on December 30, 2006 and the second quarter and first six months of fiscal 2006 ended on December 31, 2005. Each of these quarters was a thirteen-week period and each six month period was a twenty-six week period.

The Consolidated Financial Statements for the quarters and six month periods ended December 30, 2006 and December 31, 2005 and the balance sheet as of July 1, 2006 included herein have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation ("the corporation"), all adjustments (which include only normal recurring adjustments) necessary to make a fair statement of the financial position at December 30, 2006 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of July 1, 2006 and the Consolidated Statement of Common Stockholders’ Equity for the period July 2, 2005 to July 1, 2006 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the fiscal year ended July 1, 2006. The results of operations for the quarter and first six months ended December 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation's Form 10-K for the year ended July 1, 2006 and other financial information filed with the Securities and Exchange Commission.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at December 30, 2006 and July 1, 2006

(In millions)

	(Unaudited) December 30, 2006	July 1, 2006
Assets
Cash and equivalents	$2,704	$2,231
Trade accounts receivable, less allowances	1,354	1,216
Inventories
Finished goods	636	603
Work in process	33	38
Materials and supplies	289	278

	958	919
Other current assets	279	317
Assets of discontinued operations held for disposal	—	2,253

Total current assets	5,295	6,936
Other noncurrent assets	109	109
Property, net	2,323	2,319
Trademarks and other identifiable intangibles, net	1,038	1,049
Goodwill	2,708	2,774
Assets held for sale	14	1
Assets of discontinued operations held for disposal	—	1,563

	$11,487	$14,751

Liabilities and Stockholders' Equity
Notes payable	$25	$1,776
Accounts payable	967	1,022
Accrued liabilities	2,095	2,252
Current maturities of long-term debt	885	366
Liabilities of discontinued operations held for disposal	—	1,024

Total current liabilities	3,972	6,440
Long-term debt	3,335	3,806
Pension obligation	269	233
Deferred tax liability	101	66
Other liabilities	1,255	1,327
Liabilities of discontinued operations held for disposal	—	367
Minority interests in subsidiaries	55	63
Common stockholders' equity	2,500	2,449

	$11,487	$14,751

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarter and Six Months Ended December 30, 2006 and December 31, 2005

(In millions, except per share data)

Unaudited

	Quarter Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Continuing operations
Net sales	$3,182	$2,974	$6,073	$5,737

Cost of sales	1,972	1,816	3,768	3,523
Selling, general and administrative expenses	1,020	997	1,982	1,952
Net charges for exit activities, asset and business dispositions	40	55	39	55
Impairment charges	152	—	152	—
Contingent sale proceeds	—	—	(120)	(114)
Interest expense	62	75	137	148
Interest income	(34)	(18)	(60)	(37)

	3,212	2,925	5,898	5,527

(Loss) income from continuing operations before income taxes	(30)	49	175	210
Income tax expense (benefit)	27	7	(23)	66

(Loss) income from continuing operations	(57)	42	198	144

Discontinued operations
Net income from discontinued operations, net of tax expense (benefit) of $0, $6, $30, and $(35)	—	181	62	146
(Loss) gain on disposition of discontinued operations, net of tax expense of $0, $103, $2, and $103	(5)	215	11	215

Net (loss) income	$(62)	$438	$271	$505

(Loss) income from continuing operations per common share
Basic	$(0.08)	$0.06	$0.26	$0.19

Diluted	$(0.08)	$0.06	$0.26	$0.19

Net (loss) income per common share
Basic	$(0.08)	$0.58	$0.36	$0.65

Diluted	$(0.08)	$0.57	$0.36	$0.65

Average shares outstanding
Basic	737	761	748	771

Diluted	737	765	750	775

Cash dividends per common share	$0.1000	$0.1975	$0.2000	$0.3950

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders' Equity

For the Period July 2, 2005 to December 30, 2006

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at July 2, 2005	$2,732	$8	$79	$4,361	$(155)	$(1,561)
Net income	505	—	—	505	—	—	$505
Translation adjustments, net of tax	(61)	—	—	—	—	(61)	(61)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(15)	—	—	—	—	(15)	(15)

Comprehensive income							$429

Cash dividends -
Common ($0.395 per share)	(305)	—	—	(305)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	21	—	21	—	—	—
Restricted stock	38	—	38	—	—	—
Share repurchases and retirement	(561)	—	(107)	(454)	—	—
ESOP contributions and other	5	—	(1)	—	6	—

Balances at December 31, 2005	2,359	8	30	4,107	(149)	(1,637)

Net income	50	—	—	50	—	—	$50
Translation adjustments, net of tax	131	—	—	—	—	131	131
Minimum pension liability, net of tax	180	—	—	—	—	180	180
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(13)	—	—	—	—	(13)	(13)

Comprehensive income							$348

Cash dividends -
Common ($0.395 per share)	(306)	—	—	(306)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	12	—	12	—	—	—
Restricted stock	17	—	17	—	—	—
Tax benefit related to stock-based compensation	1	—	1	—	—	—
ESOP contributions and other	18	—	2	4	12	—

Balances at July 1, 2006	2,449	8	62	3,855	(137)	(1,339)

Net income	271	—	—	271	—	—	$271
Translation adjustments, net of tax	416	—	—	—	—	416	416
Minimum pension liability, net of tax	(36)	—	—	—	—	(36)	(36)
Net unrealized gain / (loss) on qualifying cash flow	—
hedges, net of tax	12	—	—	—	—	12	12

Comprehensive income							$663

Cash dividends-common ($0.20 per share)	(151)	—	—	(151)	—	—
Spin off of Hanesbrands Inc. business	(18)	—		(85)	—	67
Stock issuances (cancelations) -
Stock option and benefit plans	22	—	22	—	—	—
Restricted stock	21	—	21	—	—	—
Share repurchases and retirement	(490)	—	(105)	(385)	—	—
Other	4	(1)	—	—	5	—

Balances at December 30, 2006	$2,500	$7	$—	$3,505	$(132)	$(880)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended December 30, 2006 and December 31, 2005

(In millions)

Unaudited

	Six Months Ended
	December 30, 2006	December 31, 2005
OPERATING ACTIVITIES -
Net income	$271	$505
Less: Cash received from contingent sale proceeds	(120)	(114)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	229	260
Amortization of intangibles	60	83
Impairment charges	152	224
Net gain on business dispositions	(35)	(349)
Decrease in deferred taxes	(25)	(79)
Other	88	5
Changes in current assets and liabilities, net of businesses acquired and sold	(582)	324

Net cash from operating activities	38	859

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(278)	(234)
Acquisitions of businesses and investments	—	(7)
Dispositions of businesses and investments	349	514
Cash received from loans receivable	688	34
Cash received from contingent sale proceeds	120	114
Cash used in derivative transactions	(25)	(11)
Sales of assets	39	68

Net cash from investment activities	893	478

FINANCING ACTIVITIES -
Issuances of common stock	17	17
Purchases of common stock	(490)	(562)
Borrowings of long-term debt	2,894	9
Repayments of long-term debt	(369)	(189)
Short-term (repayments) borrowings, net	(1,728)	1,130
Cash transferred to Hanesbrands Inc. in spin off	(650)	—
Payments of dividends	(227)	(308)

Net cash (used in) from financing activities	(553)	97

Effect of changes in foreign exchange rates on cash	81	(29)

Increase in cash and equivalents	459	1,405
Add: Cash balance of discontinued operations at beginning of year	14	36
Less: Cash balance of discontinued operations at end of quarter	—	(12)
Cash and equivalents at beginning of year	2,231	533

Cash and equivalents at end of quarter	$2,704	$1,962

COMPONENTS OF CHANGES IN CURRENT ASSETS
AND LIABILITIES:
(Increase) decrease in trade accounts receivable	$(64)	$30
(Increase) decrease in inventories	(35)	167
Increase in other current assets	(19)	(59)
Decrease in accounts payable	(5)	(90)
(Decrease) increase in accrued liabilities	(202)	144
(Decrease) increase in accrued taxes	(257)	132

Changes in current assets and liabilities, net of businesses acquired and sold	$(582)	$324

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the quarter and six month periods ended December 30, 2006, options to purchase 43.7 million and 43.8 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and six month periods ended December 31, 2005, options to purchase 49.0 million and 45.3 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The average shares outstanding declined in the first six months of fiscal 2007 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. During the first six months of fiscal 2007, the corporation repurchased 30.7 million shares of common stock for a purchase price of $490 million. The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock. At December 30, 2006, 55.6 million shares remain authorized for repurchase under this program. The timing and amount of future share repurchases will be based upon market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and – diluted for the second quarter and first six months of fiscal 2007 and fiscal 2006:

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter ended		Six Months ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Income (loss) from continuing operations	$(57)	$42	$198	$144
Income (loss) from discontinued operations, net of tax	—	181	62	146
Gain on disposition of discontinued operations, net of tax	(5)	215	11	215

Net income	$(62)	$438	$271	$505

Average shares outstanding – basic	737	761	748	771
Dilutive effect of stock option and award plans	—	4	2	4

Diluted shares outstanding	737	765	750	775

Income (loss) from continuing operations per share
Basic	$(0.08)	$0.06	$0.26	$0.19

Diluted	$(0.08)	$0.06	$0.26	$0.19

Income (loss) from discontinued operations per share
Basic	$(0.01)	$0.52	$0.10	$0.47

Diluted	$(0.01)	$0.52	$0.10	$0.47

Net income (loss) per common share
Basic	$(0.08)	$0.58	$0.36	$0.65

Diluted	$(0.08)	$0.57	$0.36	$0.65

2.	Segment Information

The following is a general description of the corporation’s six business segments. In the first quarter of fiscal 2007, the corporation completed the spin off of its branded apparel operations in the Americas/Asia. The Branded Apparel Americas/Asia business was previously reported as a separate segment. This business, which is now known as Hanesbrands Inc. (Hanesbrands), was spun off to the corporation’s shareholders and began being reported as a discontinued operation in the first quarter of fiscal 2007. The spin off of Hanesbrands is more fully described below in Note 4, “Discontinued Operations.” In the second quarter of fiscal 2007, the corporation changed the reporting structure of its internal organization and management responsibility for an operating plant was moved from the International Beverage segment to the Foodservice segment. Prior period results have been restated to reflect both the Hanesbrands business as a discontinued operation and the change in operating responsibility for the operating plant from the International Beverage segment to the Foodservice segment.

•	North American Retail Meats – sells a variety of packaged meat products to retail customers in North America.

•	North American Retail Bakery – sells a variety of bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	Foodservice – sells a variety of meats, bakery and beverage products to foodservice customers in the U.S.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides.

The following is a summary of sales and operating segment income by business segment for the second quarter and first six months of fiscal years 2007 and 2006:

	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	Second Quarter 2007	Second Quarter 2006	Second Quarter 2007	Second Quarter 2006
North American Retail Meats	$688	$672	$(6)	$50
North American Retail Bakery	500	462	3	(17)
Foodservice	614	603	59	55
International Beverage	675	598	(10)	66
International Bakery	199	190	4	21
Household and Body Care	509	451	56	35

Total business segments	3,185	2,976	106	210
Intersegment sales	(3)	(2)	—	—

Total net sales and operating segment income	3,182	2,974	106	210
Amortization of intangibles	—	—	(15)	(14)
General corporate expenses	—	—	(93)	(90)

Total net sales and operating income	3,182	2,974	(2)	106
Net interest expense	—	—	(28)	(57)

Net sales and income from continuing operations before income taxes	$3,182	$2,974	$(30)	$49

	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	Six Months Fiscal 2007	Six Months Fiscal 2006	Six Months Fiscal 2007	Six Months Fiscal 2006
North American Retail Meats	$1,318	$1,287	$21	$67
North American Retail Bakery	998	923	8	(21)
Foodservice	1,152	1,130	78	68
International Beverage	1,238	1,123	82	130
International Bakery	399	382	18	33
Household and Body Care	974	897	134	115

Total business segments	6,079	5,742	341	392
Intersegment sales	(6)	(5)	—	—

Total net sales and operating segment income	6,073	5,737	341	392

Amortization of intangibles	—	—	(32)	(29)
General corporate expenses	—	—	(177)	(156)
Contingent sale proceeds	—	—	120	114

Total net sales and operating income	6,073	5,737	252	321
Net interest expense	—	—	(77)	(111)

Net sales and income from continuing operations before income taxes	$6,073	$5,737	$175	$210

The following table summarizes the assets utilized in the corporation’s business segments as of December 30, 2006 and July 1, 2006.

(In millions)	December 30, 2006	July 1, 2006
Assets
North American Retail Meats	$1,176	$1,212
North American Retail Bakery	1,259	1,275
Foodservice	1,738	1,732
International Beverage	2,536	2,219
International Bakery	1,431	1,352
Household and Body Care	2,633	2,406

	10,773	10,196

Net assets held for sale	14	1
Discontinued operations	—	3,816
Other[1]	700	738

Total assets	$11,487	$14,751

[1]	Principally cash and equivalents, certain fixed assets, deferred tax assets and certain other noncurrent assets.

3.	Impairment Charges – Continuing Operations

The corporation recognized a $152 million pretax and $131 million after tax impairment charge in the second quarter of fiscal 2007 which is comprised of the following components:

(In millions)	Goodwill Impairment	Trademark Impairment	Property Impairment	Total Impairment
International Beverage	$92	$26	$—	$118
North American Retail Meats	—	—	34	34

Pretax impairment charge	92	26	34	152

Tax expense (benefit)	—	(9)	(12)	(21)

Impact on net income	$92	$17	$22	$131

Goodwill Impairment – The corporation tests the goodwill associated with each of its reporting units for impairment in the second quarter of each year. As part of this review the corporation concluded that the carrying amount of its Brazilian and Austrian coffee reporting units, which are reported in the International Beverage segment, exceeded their respective fair values. As a result, the corporation compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $92 million impairment loss needed to be recognized. Of this amount, $86 million relates to the Brazilian reporting unit and $6 million relates to the Austrian reporting unit. The impairment loss recognized equals the entire remaining amount of goodwill in each reporting unit. In prior years, the corporation had recognized goodwill impairment losses of $23 million and $1 million for the Brazilian and Austrian reporting units, respectively.

The Brazilian coffee operation has experienced a sustained decline in profitability due to a highly competitive market in which the business operates. In management's judgment, the Brazilian market has experienced a significant amount of price competition as a result of general economic conditions, and consumers have been unwilling to pay the premium prices previously anticipated. As a result of the sustained underperformance of this business, management has revised its future cash flow expectations. These revised future cash flow expectations along with comparable fair value information from the recent sale of a coffee business of comparable size and profitability, resulted in the corporation lowering its estimate of fair value of the business in the fiscal 2007 impairment review. Similarly, the underperformance of the Austrian business in recent periods led the corporation to lower its forecasted future cash flow expectations and resultant estimate of fair value.

No tax benefit will be recognized on either the Brazilian or Austrian goodwill impairment losses.

After considering the lower future profit expectations for the Brazilian operations, the corporation has concluded that it was necessary to recognize a full $27 million valuation reserve on the net deferred tax assets related to the Brazilian tax jurisdiction which is reported as tax expense in the Consolidated Statement of Income.

Trademark Impairment – In conjunction with the actions resulting in the impairment of the Brazilian goodwill, the corporation assessed the realization of its long-lived assets associated with this held for use asset grouping. The primary asset in the asset group was determined to be trademarks, which had a carrying value of $47 million and are being amortized over 10 years. Using the anticipated undiscounted cash flows of the asset group, the corporation concluded that the asset group was not fully recoverable. As a result of this evaluation, the corporation concluded that the carrying value of the trademarks exceeded the fair value by $26 million. The fair value of the trademarks was estimated using the royalty saved method. The after tax impact of the trademark impairment is $17 million.

In conjunction with the annual impairment review, the corporation also concluded that certain Household and Body Care trademarks, having a carrying value of $99 million, no longer had an indefinite life and would be amortized over periods ranging from 5 to 20 years. The carrying value of all trademarks and identifiable intangible assets as of December 30, 2006 was $1,038 million of which $952 million is subject to amortization and $86 million is not subject to amortization.

Property Impairment – During the second quarter of fiscal 2007, management completed an analysis of the manufacturing activities being conducted at a facility that is part of the North American Retail Meats segment. As a result of this analysis, the corporation concluded that operations at this facility would be substantially reduced in order to improve efficiency and long-term profitability. Certain of the activities performed at the location will be transferred to more efficient third party suppliers and others will be eliminated. These actions are consistent with the corporation's previously announced transformation plan. Based upon the results of a third party appraisal and internal estimates of cash flows to be generated through the date of disposition, the corporation concluded that it was necessary to recognize an impairment charge of $34 million for this asset group in the second quarter of fiscal 2007. The after tax impact of this impairment loss is $22 million.

4.	Discontinued Operations

As part of the corporation’s announced transformation plan, steps were taken to dispose of eight businesses. Six of the eight dispositions were completed in fiscal 2006. The following two businesses were disposed of in fiscal 2007. The European Meats discontinued operation was sold on August 8, 2006 and through the date of sale, the net sales, pretax income and income were $114 million, $7 million and $3 million, respectively. The Branded Apparel Americas/Asia discontinued operation was spun off on September 5, 2006 and through the date of disposal, the net sales, pretax income and income were $787 million, $85 million and $59 million, respectively.

The amounts in the table below reflect the operating results of the businesses reported as discontinued operations for the second quarter and first half of fiscal 2006.

	Second Quarter Fiscal 2006			Six Months - Fiscal 2006
(In millions)	Net Sales	Pretax Income (Loss)	Income (Loss)	Net Sales	Pretax Income (Loss)	Income (Loss)
Direct Selling	$90	$10	$53	$202	$13	$54
U.S. Retail Coffee	60	—	—	122	(45)	(39)
European Branded Apparel	266	(9)	(17)	547	(187)	(152)
European Nuts & Snacks	16	2	2	29	4	2
U.K. Apparel	136	(2)	(3)	248	(5)	(6)
U.S. Meat Snacks	7	(1)	(1)	16	(1)	(1)
European Meats	285	13	4	569	37	48
Branded Apparel
Americas/Asia	1,181	174	143	2,318	295	240

Total	$2,041	$187	$181	$4,051	$111	$146

The fiscal 2006 operating results of discontinued operations were impacted by certain impairment charges. The charges and the factors which gave rise to these charges are set out below.

	Quarter ended December 30, 2006			Six Months ended December 30, 2006
(In millions)	Pretax Impairment Charge	Tax Benefit	After Tax Charge	Pretax Impairment Charge	Tax Benefit	After Tax Charge
European Branded Apparel	$—	$1	$1	$(179)	$48	$(131)
U.S. Retail Coffee	—	—	—	(44)	5	(39)
U.K. Apparel	(1)	—	(1)	(1)	—	(1)

Total Impairment Charge Recognized in Discontinued Operations	$(1)	$1	$—	$(224)	$53	$(171)

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

U.S. Retail Coffee Impairment – During fiscal 2005, the corporation initiated steps to dispose of certain assets in this business. At the end of fiscal 2005, the carrying value of the business exceeded the estimated future cash flows and a pretax impairment charge of $45 million was recognized. During the first quarter of fiscal 2006, the corporation began to actively market the assets of the U.S. Retail Coffee business, classified the asset group as held for sale and allocated a portion of the goodwill associated with the U.S. coffee reporting unit to the retail coffee asset group to be sold. In October 2005, the corporation announced that it had entered into an agreement to sell the U.S. Retail Coffee business. As a result of allocating the goodwill to the U.S. Retail Coffee business to be sold, and utilizing the agreed upon selling price of the business, the corporation recognized a pretax impairment charge of $44 million in the first quarter of fiscal 2006 to record the impairment of $29 million of goodwill and $15 million of other long-lived assets. No tax benefit was recognized on the goodwill impairment. The U.S. Retail Coffee business was sold in December 2005.

U.K. Apparel – During 2005, steps were taken to market and identify potential buyers for the U.K. Apparel business. As part of this process, the corporation concluded that it would need to reach an agreement with the trustees of the U.K. pension plans regarding how the pension obligation related to this business would be funded prior to finalizing a decision to dispose of the apparel business. In the second quarter of fiscal 2006, the future funding of the U.K. plans was resolved with plan trustees and the corporation concluded that it would sell these operations while retaining the pension and certain other obligations of the business. At this time, the corporation also concluded that it would dispose of this business in two separate sales transactions: one being the Courtaulds operations and the other being the corporation’s ownership interest in several Sri Lankan ventures that supply a portion of the Courtaulds inventory needs. As a result of this activity, at the end of the second quarter of 2006, the corporation concluded that both businesses were held for sale, reported them as discontinued operations and recognized an impairment loss of $1 million to write down the carrying value of the Courtaulds business to zero. Both the Courtaulds business and the corporation’s ownership interest in the Sri Lankan ventures were sold in June 2006.

Gain on the Disposition of Discontinued Operations

During the first six months of fiscal 2007 and fiscal 2006, the corporation completed the disposition of certain businesses that were reported as discontinued operations. The gain (loss) recognized is summarized in the following tables. A further discussion of each disposition follows:

	Quarter ended December 30, 2006			Six Months ended December 30, 2006
(In millions)	Pretax Gain (Loss) on Disposition	Tax Charge	After Tax Gain (Loss)	Pretax Gain (Loss) on Disposition	Tax Charge	After Tax Gain (Loss)
European Meats	$(5)	$—	$(5)	$29	$—	$29
Philippines Portion of European Branded Apparel	—	—	—	8	(2)	6
Branded Apparel Americas/Asia	—	—	—	(24)	—	(24)

Total	$(5)	$—	$(5)	$13	$(2)	$11

	Quarter ended December 31, 2005			Six Months ended December 31, 2005
(In millions)	Pretax Gain (Loss) on Disposition	Tax Charge	After Tax Gain (Loss)	Pretax Gain (Loss) on Disposition	Tax Charge	After Tax Gain (Loss)
Direct Selling	$314	$(101)	$213	$314	$(101)	$213
Turkish Portion of European Branded Apparel	(1)	—	(1)	(1)	—	(1)
U.S. Retail Coffee	5	(2)	3	5	(2)	3

Total	$318	$(103)	$215	$318	$(103)	$215

Transactions Completed During the First Six Months of Fiscal 2007

European Meats – During fiscal 2006, the corporation initiated steps to sell this business, received a series of nonbinding offers and entered into discussions with various third parties who had expressed interest in acquiring this business. At the end of the third quarter of fiscal 2006, the corporation concluded that it was probable that the business would be sold in the next year, classified the business as held for sale and reported it as a discontinued operation. The carrying value of the business, including the cumulative translation adjustment, was determined to exceed its fair value and the corporation evaluated the recoverability of the long-lived assets. The measurement process utilized the third-party offers received for the business and involved a number of judgments, including estimates of the fair value of the property and amortizable intangible assets of the business. As a result of the evaluation, the corporation recognized a $125 million goodwill impairment charge with no tax benefit in the third quarter of fiscal 2006. In June 2006, the corporation entered into a definitive agreement to sell this business. The transaction closed in August 2006 after receiving European regulatory approval and the corporation recognized a pretax and after tax gain of $29 million on the disposition. The year-to-date gain on disposition includes a charge of $5 million taken in the second quarter of fiscal 2007 to recognize certain customary postclosing adjustments related to the disposition of this business. The capital gain related to this transaction was offset by capital losses on other disposition transactions. A total of $337 million of cash proceeds was received from the disposition of the business and an additional $238 million was received from the repayment of an obligation to the corporation, which was included in the net assets sold.

The sale agreement provides for working capital and other customary postclosing adjustments relating to the assets transferred. The final resolution of these items may impact the gain recognized. The corporation has not had any significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

Philippines Portion of European Branded Apparel – Substantially all of the European Branded Apparel business was sold in February 2006, except certain operations in the Philippines that were awaiting local governmental approval to legally transfer the assets. Under the terms of the sale agreement, the buyer of this business assumed financial responsibility for all of the operations, including the Philippines business, even though legal transfer of the Philippines assets had not been completed. In September 2006, upon receiving local governmental approval, the corporation completed the legal transfer of the assets and recognized a pretax and after tax gain of $8 million and $6 million, respectively. Under the terms of the sale agreement of the business, the buyer assumed financial responsibility for the Philippines business in February 2006 upon the initial closing of the sale transaction. As such, no financial results for the Philippines business are included in the results of the corporation after that date.

The corporation has no significant continuing involvement in this business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

Branded Apparel Americas/Asia – In February 2005, as part of its transformation plan, the corporation announced its intent to spin off the corporation’s apparel business in the Americas/Asia. This business is referred to as Branded Apparel Americas/Asia. In preparation for the spin off, the corporation incorporated Hanesbrands Inc., a Maryland corporation to which it transferred the assets and liabilities that relate to the Branded Apparel Americas/Asia business. On September 5, 2006, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees the corporation received $2,558 million of cash proceeds. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. Immediately following this dividend payment, Sara Lee distributed to each stockholder of record one share of Hanesbrands common stock for every eight shares of Sara Lee common stock held. The spin off was tax free to the corporation and its shareholders. The net assets of the Hanesbrands business distributed were $18 million and this amount is reflected as a dividend in the corporation’s Consolidated Statements of Common Stockholders’ Equity.

After the spin off was completed, Hanesbrands paid $450 million to the corporation to settle the note payable it had with Sara Lee Corporation. In addition, the corporation recognized $24 million of additional investment banker and other fees as a direct result of this transaction. These amounts are recognized as part of the net gain on disposal of discontinued operations in the first six months of fiscal 2007.

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

Transactions Completed During the First Six Months of Fiscal 2006

Direct Selling – On August 10, 2005, the corporation announced that it had entered into a definitive agreement to sell this business, and in December 2005, the corporation completed the sale of substantially all of the operations except certain operations located in the Philippines which were awaiting local governmental approval. The net pretax and after tax gain recognized in the first six months of fiscal 2006 was $314 million and $213 million, respectively, and the corporation received the following consideration during the second quarter of fiscal 2006:

•	$370 million, which consists of $413 million of cash received less $44 million of cash that was included in the net assets transferred to the buyer.

•

The liabilities transferred to the buyer included a $34 million obligation to a retained foreign subsidiary of the corporation. Subsequent to the closing, the buyer remitted cash to the corporation to settle this obligation. The payment of this obligation is reflected in the investing activities section of the Consolidated Statement of Cash Flows.

•	Subsequent to the closing, the buyer paid $93 million to settle certain Sara Lee tax obligations that were directly related to the sale transaction.

In June 2006, after receiving local governmental approval, the corporation recognized the sale of the Philippines operations and completed certain customary postclosing adjustments related to the disposition and recognized the receipt of an additional $50 million of net cash proceeds. The net pretax and after tax gain recognized from the sale of this business in fiscal 2006 was $327 million and $220 million, respectively.

The sale agreement provides for working capital and other customary post closing adjustments relating to the assets transferred. The final resolution of these items will impact the gain recognized. The corporation expects to complete the remaining post closing adjustments in 2007. Under the terms of the sale agreement, the corporation has no significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

Turkish Portion of European Branded Apparel – During the second quarter of fiscal 2006, the corporation completed the sale of a Turkish sewing operation that was part of the European Branded Apparel business and recognized a pretax and after tax loss of $1 million.

U.S. Retail Coffee – In the first quarter of fiscal 2006, the corporation announced that it had entered into an agreement to sell its U.S. Retail Coffee business, and in the second quarter of fiscal 2006, the transaction closed. The corporation received $82 million of cash at closing and recognized a pretax and after tax gain of $5 million and $3 million, respectively. The sale agreement provides for a future payment to be made to the corporation of up to $2.5 million if the business generates a defined level of profits in the first year after the disposal. Any amounts received will be recognized in income when they are received.

Under the terms of the sale agreement, the corporation has no significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

Prior to the change in the corporation’s reportable segments, the U.S. Retail Coffee business had been reported within the Beverage segment.

The following is a summary of the net assets held for disposal as of December 30, 2006 and July 1, 2006. At December 30, 2006, all assets reported as discontinued operations had been disposed of. At July 1, 2006, these amounts included the net assets of the Branded Apparel Americas/Asia, European Meats and the European Branded Apparel business in the Philippines. The change in the net assets held for disposal between July 1, 2006 and December 30, 2006 is the result of the assets disposed of in the spin off of Hanesbrands and completed sales transactions. Amounts reported for July 1, 2006 in Note 3 to our first quarter fiscal 2007 financial statements have been revised to correct a misclassification between other current assets and other current liabilities.

(In millions)	December 30, 2006	July 1, 2006
Cash and short-term investments	$—	$14
Trade accounts receivable	—	680
Inventories	—	1,367
Other current assets	—	192

Total current assets of discontinued operations held for disposal	—	2,253

Property	—	831
Trademarks and other intangibles	—	287
Goodwill	—	279
Other assets	—	166

Assets of discontinued operations held for disposal	$—	$3,816

Notes payable	$—	$7
Accounts payable	—	344
Accrued expenses and other current liabilities	—	673

Total current liabilities of discontinued operations held for disposal	—	1,024

Other liabilities	—	367
Cumulative translation adjustment of businesses held for disposal	—	(224)

Liabilities and cumulative translation adjustment of discontinued operations held for disposal	$—	$1,167

5.	Exit, Disposal and Transformation Activities

In February 2005, the corporation announced a transformation plan designed to improve the corporation’s performance and better position it for long-term growth. This plan, which is expected to be completed by fiscal 2010, will result in the corporation taking a number of actions which can be summarized as follows:

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

The reported results for the second quarter and first six months of fiscal years 2007 and 2006 reflect amounts recognized for exit, disposal and transformation actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following is a summary of the (income) expense associated with these actions:

	Second Quarter Ended		Six Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Exit activities	$37	$42	$52	$71
Asset and business disposition actions	3	13	(12)	(16)
Transformation and other restructuring activities	45	39	88	73

	85	94	128	128
Adjustments to charges recognized in prior years	—	—	(1)	—

Reduction in income from continuing operations before income taxes	$85	$94	$127	$128

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income of the corporation:

	Second Quarter Ended		Six Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Cost of sales:
Accelerated depreciation	$14	$1	$29	$4
Transformation charges	1	—	4	—
Selling, general and administrative expenses:
Transformation charges	30	42	54	66
Accelerated depreciation	—	10	1	17
Vacation policy change	—	(14)	—	(14)
Net charges for (income from):
Exit activities	37	42	51	71
Asset and business dispositions	3	13	(12)	(16)

Reduction in income from continuing operations before income taxes	85	94	127	128
Income tax benefit	(31)	(32)	(47)	(44)

Reduction in income from continuing operations	$54	$62	$80	$84

Impact on diluted EPS from continuing operations	$0.07	$0.08	$0.11	$0.11

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Second Quarter Ended		Six Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
North American Retail Meats	$19	$12	$40	$22
North American Retail Bakery	5	5	10	14
Foodservice	1	—	6	3
International Beverage	9	34	9	52
International Bakery	9	1	9	6
Household and Body Care	13	13	3	(7)

Decrease (increase) in operating segment income	56	65	77	90
Increase in general corporate expenses	29	29	50	38

Total	$85	$94	$127	$128

The following provides a detailed description of the exit, disposal and transformation activities impacting the reported results for the second quarter and first six months of fiscal years 2007 and 2006.

Fiscal 2007

As a part of the transformation plan, the corporation approved a series of actions in the second quarter and first half of fiscal 2007 related to exit, disposal and transformation activities. Net charges of $85 million and $128 million were recognized during the second quarter and first half of fiscal 2007, respectively, related to these approved actions. The composition of these charges is as follows:

Amounts Recognized in “Net charges for exit activities, asset and business dispositions” line of the Consolidated Statement of Income –

•

$24 million of the second quarter charge is for the cost associated with terminating 489 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. In addition, another $3 million of severance benefits were recorded in the second quarter to accrue for actions approved in the first quarter to terminate employees receiving benefits under a special events termination plan. These benefits were accrued over the employees’ remaining service period. For the first half of fiscal 2007, a net charge of $39 million was incurred related to the cost to terminate 994 employees, which includes the impact of employees who voluntarily left during this time period. The specific locations of these employees and the status of the terminations are summarized in a table contained in this note.

•

$9 million of the second quarter charge is for the net cost of certain noncancelable lease obligations. Of this amount, $10 million relates to the net present value of the cost to exit certain leased space in connection with the relocation of the corporation’s headquarters to Downers Grove, Illinois, net of anticipated sublease income. Offsetting this amount is a $1 million decrease in the estimated cost to exit an administrative building originally accrued for in the first quarter. For the first six months of fiscal 2007, $12 million of the net charge is for the cost to exit certain leased space, including the former corporate headquarters and two administrative buildings for the Foodservice and Household and Body Care segments. As of the end of the second quarter, these spaces have all been exited.

•

$1 million of the net charges for the second quarter and first half of fiscal 2007 is related to the decision to abandon certain capitalized software in the International Beverage segment. With the corporation’s initiative to replace and improve information and technology systems under the transformation plan, certain software was identified as no longer being viable in the new technology environment. As a result, this software was abandoned and written off in the second quarter of fiscal 2007.

•

$3 million of the net charge for the second quarter relates to costs and certain net losses realized on various asset and business disposition actions, which primarily relates to additional costs associated with the spin off of the Branded Apparel business in the first quarter. For the first six months of fiscal 2007, a net gain of $12 million was realized and related to various asset and business disposition actions. Included in this amount is a $19 million gain related to completed transactions in the Household and Body Care business segment, the most significant of which are a $14 million gain on the sale of a Spanish office building and a $4 million gain on the sale of an Australian manufacturing and administrative facility. The total cash proceeds from these asset dispositions were $26 million. Offsetting these gains are $7 million of net charges consisting primarily of costs associated with the disposal of businesses.

Amounts Recognized in “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income –

•

Accelerated Depreciation – In the second quarter of fiscal 2007, the corporation recognized a $14 million expense in cost of sales for increased depreciation on facilities and equipment previously targeted for disposal. Substantially all of this cost relates to North American meat processing facilities.

For the first six months of fiscal 2007, the corporation recognized a $30 million expense for increased depreciation on facilities and equipment previously targeted for disposition. Of this total, $26 million relates to North American meat processing facilities.

•

Other Transformation Costs – In the second quarter and first six months of fiscal 2007, the corporation recognized other transformation costs of $31 million and $58 million, respectively. Substantially all of these costs are included in the following categories:

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

The following table summarizes the net charges recognized for exit, disposal and transformation activities approved during fiscal 2007 for continuing operations and the related status as of December 30, 2006.

(In millions)	Exit and Disposal Costs Recognized	Non-Cash Credits (Charges)	Asset and Business Disposition Gains	Cash Payments	Change in Estimate	Accrued Costs as of Dec. 30, 2006
Employee termination and other benefits	$39	$—	$—	$(3)	$—	$36
Noncancelable lease and other contractual obligations	12	—	—	—	—	12
Losses on abandonment of assets	1	(1)	—	—	—	—
Asset and business disposition actions	(12)	—	19	(7)	—	—
Accelerated depreciation	30	(30)	—	—	—	—
Transformation costs	58	(8)	—	(43)	—	7

	$128	$(39)	$19	$(53)	$—	$55

The following table summarizes the location and business segment of the 994 employees targeted for termination in the fiscal 2007 charge:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	381	139	91	—	—	—	3	614

Europe	—	—	—	21	76	91	—	188

South America	—	—	—	192	—	—	—	192

	381	139	91	213	76	91	3	994

As of Dec. 30, 2006

Actions Completed	328	110	38	—	9	—	2	487

Actions Remaining	53	29	53	213	67	91	1	507

	381	139	91	213	76	91	3	994

Fiscal 2006

As a part of the transformation plan, the corporation approved a series of actions in the second quarter and first half of fiscal 2006 related to exit, disposal and transformation activities. Net charges of $94 million and $128 million were recognized during the second quarter and first half of fiscal 2006, respectively, related to these approved actions. The composition of these charges is as follows:

Amounts Recognized in “Net charges for exit activities, asset and business dispositions” line of the Consolidated Statement of Income –

•

$37 million of the net charge for the second quarter was for the cost associated with terminating 513 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. For the first six months of fiscal 2006, $66 million of the net charge was for the cost to terminate 959 employees.

•

$5 million of the net charge for the second quarter and first half of fiscal 2006 was related to the noncancelable lease and other contractual obligations associated with exiting two leased facilities for the North American Retail Meats and International Beverage segments. Both of these facilities have been exited.

•

$13 million of the net charge for the second quarter relates primarily to professional fees incurred in connection with preparing certain businesses for disposition. For the first six months of fiscal 2006, a net gain of $16 million was realized on various asset and business disposition actions. The most significant of these transactions was a $28 million gain realized on the sale of certain European skincare and sunscreen assets. Also included in this amount was a net $3 million gain realized on the disposal of certain foreign investments and a $3 million gain related to the sale of a corporate aircraft. The total cash proceeds from these asset dispositions were $99 million. Offsetting these gains was $18 million of professional fees incurred in connection with preparing certain businesses for disposition.

Amounts Recognized in “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income –

•

Accelerated Depreciation – In the second quarter of fiscal 2006, the corporation recognized an $11 million expense for increased depreciation on facilities and equipment previously targeted for disposal. Increased depreciation expense related to the North American Retail Bakery, International Beverage, and Household and Body Care operations were $2 million, $3 million and $4 million, respectively.

For the first six months of fiscal 2006, the corporation recognized a $21 million expense for increased depreciation on facilities and equipment previously targeted for disposition. Increased depreciation expense related to the North American Retail Bakery, International Beverage, and Household and Body Care operations were $6 million, $3 million and $9 million, respectively.

•

Other Transformation Costs – In the second quarter and first six months of fiscal 2006, the corporation recognized other transformation costs of $42 million and $66 million, respectively. Substantially all of these costs are either related to the relocation, recruiting or retention of employees, third party consultants or costs related to the improvement of information technology.

•

Change in Vacation Policy – $14 million of the net charge for the second quarter and first half of fiscal 2006 related to income recognized as a result of the corporation’s decision to modify its vacation policy for U.S. employees during fiscal 2006. This change resulted in the forfeiture of certain vacation benefits that had been previously earned by employees. This credit is reflected in the “Selling, general and administrative expenses” line.

Status of Restructuring Reserves

In prior periods, the corporation approved and executed a number of actions to lower its overall cost structure. These actions are more fully described in the corporation’s annual Form 10-K and the following presents the current status of those actions and the amounts recognized on the Condensed Consolidated Balance Sheets of the corporation.

Fiscal 2006 Restructuring Actions

The following table summarizes the net charges recognized for the exit, disposal and transformation activities approved during fiscal 2006 for continuing operations and the related status as of December 30, 2006.

(In millions)	Exit and Disposal Costs Recognized	Non-Cash Credits (Charges)	Asset and Business Disposition Gains	Cash Payments	Change in Estimate	Accrued Costs as of Dec. 30, 2006
Employee termination and other benefits	$159	$—	$—	$(64)	$—	$95
Noncancelable lease and other contractual obligations	8	—	—	(8)	—	—
Losses on abandonment of assets	6	(6)	—	—	—	—
Asset and business disposition actions	(79)	—	118	(39)	—	—
Accelerated depreciation	39	(39)	—	—	—	—
Transformation costs	159	(26)	—	(129)	—	4
Vacation policy change	(14)	14	—	—	—	—

	$278	$(57)	$118	$(240)	$—	$99

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	339	290	94	—	—	2	25	750

Canada	—	—	—	—	—	1	—	1

Europe	—	—	—	737	138	200	1	1,076

Australia	—	—	—	39	17	75	—	131

Asia	—	—	—	—	—	33	—	33

	339	290	94	776	155	311	26	1,991

As of Dec. 30, 2006

Actions Completed	326	261	94	594	128	265	26	1,694

Actions Remaining	13	29	—	182	27	46	—	297

	339	290	94	776	155	311	26	1,991

Significant actions completed during the second quarter and first six months of fiscal 2007 and the status of the remaining elements of the fiscal 2006 plan can be summarized as follows:

Employee Termination and Other Benefits – During the second quarter and first six months of fiscal 2007, the corporation severed 238 and 596 employees associated with the fiscal 2006 charge, respectively, and expects to sever the remaining 297 employees before the end of the fiscal year. During the first six months of fiscal 2007, certain of these actions were completed for amounts that differed from those originally estimated. Actual costs to settle termination obligations varied from original estimates, and certain employees originally targeted for termination were not severed as originally planned. As a result, costs previously accrued were adjusted and resulted in a decrease of $1 million to income from continuing operations before income taxes for the second quarter and had no net impact for the first six months of fiscal 2007. Substantially all of the $95 million of remaining accrued costs is expected to be paid out within the next two years.

Noncancelable lease and other contractual obligations – As of the end of fiscal 2006, the corporation had exited all of the facilities contemplated in this charge and the related obligations have been satisfied.

Accelerated Depreciation – Of the $39 million total accelerated depreciation recognized, $30 million was reflected in the “Cost of sales” line and relates to the disposal of four manufacturing facilities and various manufacturing equipment. The three owned facilities had been closed as of the end of fiscal 2006 and one of these has since been sold. The fourth facility was leased and had been exited by the end of fiscal 2006. For the manufacturing equipment, the majority has ceased being used with the remainder still in service. Additional accelerated depreciation has been recognized on this equipment during the first half of fiscal 2007. All of the equipment is expected to be taken out of service by the end of fiscal 2007. The remaining $9 million of accelerated depreciation was reflected in the “Selling, general and administrative expenses” line and relates to the exit of four administrative offices. One of the four facilities is owned and has been sold. For the three leased facilities, all have been exited as of the end of the second quarter of fiscal 2007.

Fiscal 2005 Restructuring Actions

The following table summarizes the net charges taken for the exit, disposal and restructuring actions approved during fiscal 2005 for continuing operations and the related status as of December 30, 2006.

(In millions)	Exit and Disposal Costs Recognized	Non-Cash Credits (Charges)	Asset and Business Disposition Gains	Cash Payments	Change in Estimate	Accrued Costs as of Dec. 30, 2006
Employee termination and other benefits	$73	$—	$—	$(50)	$(2)	$21
Noncancelable lease and other contractual obligations	6	—	—	(6)	—	—
Asset and business disposition actions	(27)	—	61	(34)	—	—
Curtailment gains on benefit plans	(28)	28	—	—	—	—
Accelerated depreciation	21	(21)	—	—	—	—
Accelerated amortization	9	(9)	—	—	—	—
Transformation costs	9	—	—	(9)	—	—

	$63	$(2)	$61	$(99)	$(2)	$21

The following table summarizes the employee terminations by location and business segment. All actions had been completed by the end of fiscal 2006.

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	23	152	198	—	—	—	10	383

Europe	—	—	—	110	48	137	1	296

Australia	—	—	—	—	—	60	—	60

	23	152	198	110	48	197	11	739

Significant actions completed during the second quarter and the first six months of fiscal 2007 and the status of the remaining elements of the fiscal 2005 plan can be summarized as follows:

Employee Terminations and Other Benefits – All termination actions were completed as of the end of fiscal 2006 and substantially all of the $21 million of accrued costs is expected to be paid out within the next year.

Accelerated Depreciation – The $21 million of accelerated depreciation is related to the disposal of six owned manufacturing facilities and certain manufacturing equipment. As of the end of the second quarter of fiscal 2007, three of the facilities have been sold and the remaining three facilities have been closed and are currently being marketed for sale.

Other Restructuring Actions

In prior periods, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure. During the second quarter of fiscal 2007, it was determined that the actual costs to settle certain of these remaining obligations were less than originally estimated. As a result, costs previously accrued were adjusted and resulted in an increase of $1 million to income from continuing operations before income taxes for the second quarter and first six months of fiscal 2007. As of December 30, 2006, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these actions total $5 million and represent various severance and noncancelable lease obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(In millions)	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Additional Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at July 2, 2005	$(731)	$(14)	$(816)	$(1,561)
Other comprehensive income (loss) activity	(61)	(15)	—	(76)

Balance at December 31, 2005	(792)	(29)	(816)	(1,637)
Other comprehensive income (loss) activity	131	(13)	180	298

Balance at July 1, 2006	(661)	(42)	(636)	(1,339)

Spin off of Hanesbrands	5	4	58	67

Disposition of European Meats business	229	—	—	229

Other comprehensive income (loss) activity	187	12	(36)	163

Balance at December 30, 2006	$(240)	$(26)	$(614)	$(880)

Comprehensive income in the second quarters of fiscal 2007 and 2006 was $83 million and $401 million, respectively. Comprehensive income in the first six months of fiscal 2007 and 2006 was $663 million and $429 million, respectively.

7.	Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s fiscal 2006 annual report on Form 10-K which is filed with the Securities and Exchange Commission. As of July 1, 2006, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $42 million. During the six months ended December 30, 2006, $4 million of accumulated net derivative gains were deferred into Accumulated Other Comprehensive Income, $8 million of accumulated net derivative losses were released from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, and $4 million of net derivative losses were transferred to Hanesbrands as part of the spin off of this business, resulting in a balance in Accumulated Other Comprehensive Income at December 30, 2006 of an accumulated loss of $26 million. At December 30, 2006, the maximum maturity date of any cash flow hedge was approximately 0.5 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $22 million, at the time the underlying hedged transaction is realized.

Other disclosures related to amounts excluded from the assessment of effectiveness, amounts of hedge ineffectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur have been omitted due to the insignificance of these amounts. During the six months ended December 30, 2006, a net loss of $47 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

8.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) related to continuing operations for the second quarter and first six months of fiscal 2007 and 2006 are as follows:

	Second Quarter Fiscal 2007		Second Quarter Fiscal 2006
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$24	$2	$27	$2
Interest cost	63	3	57	4
Expected return on plan assets	(69)	—	(56)	—
Amortization of
Transition (asset) obligation	—	—	—	(1)
Prior service cost	2	(6)	1	(5)
Net actuarial loss	16	1	17	—

Net periodic benefit cost	$36	$—	$46	$—

Settlement loss	$5	$—	$—	$—

	Six Months Fiscal 2007		Six Months Fiscal 2006
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$48	$4	$53	$4
Interest cost	125	6	115	7
Expected return on plan assets	(138)	—	(112)	—
Amortization of
Transition (asset) obligation	—	(1)	—	(1)
Prior service cost	4	(12)	1	(10)
Net actuarial loss	32	2	35	1

Net periodic benefit cost	$71	$(1)	$92	$1

Settlement loss	$5	$—	$—	$—

The periodic benefit cost of the corporation’s defined benefit pension plans for continuing operations declined $10 million in the second quarter of fiscal 2007 versus the second quarter of fiscal 2006, and declined $21 million in the first six months of fiscal 2007 versus the first six months of fiscal 2006, as a result of the following:

•

Service cost declined primarily as a result of changes in the corporation's benefit plans and an increase in the discount rate. Individuals hired to work in domestic operations after January 1, 2006 are no longer eligible to participate in the corporation's defined benefit pension plans. In addition, certain domestic employees on January 1, 2006 elected to terminate their participation in defined benefit pension plans and began participating in a company sponsored defined contribution plan.

•

The expected return on assets increased as a result of significant cash contributions made to the corporation's pension plans in fiscal 2006 and better than expected returns on plan assets in fiscal 2006. Both of these events resulted in plan assets at the start of fiscal 2007 exceeding plan assets at the start of fiscal 2006.

•

Unrecognized losses at the start of fiscal 2007 were lower than at the start of fiscal 2006 primarily as a result of better than anticipated asset returns and the impact of eliminating benefits to certain employee groups. This in turn resulted in a lower level of unrecognized loss amortization.

The settlement loss recognized in the second quarter of fiscal 2007 was the result of the termination of certain foreign employees.

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

During the first six months of fiscal 2007 and 2006, the corporation contributed $97 million and $52 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute $184 million of cash to its defined benefit pension plans in fiscal 2007. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2007 may differ from the current estimate.

9.	Receipt of Contingent Sale Proceeds

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

10.	Litigation

Aris – Since 1995, three complaints have been filed on behalf of employees of a former subsidiary of the corporation known as Aris Philippines, Inc. (Aris) alleging unfair labor practices associated with Aris’ termination of manufacturing operations in the Philippines. Each of these three complaints includes allegations with the same issues and facts. With regard to two of these complaints, Aris prevailed in the administrative hearings held in the Philippines. Although implicated in these complaints, the corporation was not a party. The third complaint is a consolidation of cases filed from 1998 through July 1999 by individual complainants in the

Republic of the Philippines, Department of Labor and Employment, National Labor Relations Commission. On December 11, 1998, the third complaint was amended to name the corporation as a party. The case is styled: Emelinda Mactlang, et al. v. Aris Philippines, Inc., et al. In the underlying proceedings during 2006, the arbitrator ruled against the corporation and awarded the plaintiffs $60 million in damages and fees. The corporation appealed this administrative ruling. On December 19, 2006, the National Labor Relations Commission ruled upon the corporation’s appeal and set aside the arbitrator’s ruling, and remanded the case to the arbitrator for further proceedings. The complainants and the corporation have filed motions for reconsideration – the corporation seeking reconsideration of the ruling to remand to the arbitrator. The corporation believes that the plaintiffs’ claims are without merit; however, no assurance can be given that the matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

American Bakers Association (ABA) Retirement Plan – The corporation is a participating employer in the American Bakers Association Retirement Plan. In 1979, the Pension Benefit Guaranty Corporation (PBGC) determined that the ABA plan was an aggregate of single-employer pension plans, rather than a multi-employer plan. Under the express terms of the ABA plan’s governing documents, the corporation's contributions can only be used to pay for benefits of its own employee-participants. Based upon the PBGC determination and the advice of counsel, the corporation has accounted for this plan as a multiple employer plan and recognized its obligations under the plan as if it participated in a single employer defined contribution plan under the provisions of Statement of Financial Accounting Standards No. 87 "Employers Accounting for Pensions."

In fiscal 2007, the PBGC rescinded its 1979 determination and concluded that the ABA plan was a multi-employer plan in which the participating parties share in the plan underfunding. The other major participant in the ABA plan is a bankrupt third party that is seeking an injunction to enforce the PBGC determination made earlier this year. The PBGC has indicated that the obligations associated with the bankrupt third party plan participants are approximately $60 million and there are no assets to fund these obligations. The corporation has initiated litigation seeking to overturn the fiscal 2007 PBGC determination and intends to vigorously defend the position that it is responsible only for the obligations related to its current and former employees. The corporation believes that the PBGC’s fiscal 2007 determination is without merit; however, no assurance can be given that the matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

11.	Income Taxes

Effective Annual Tax Rate for Interim Reporting – Generally accepted accounting standards require that interim period tax provisions be determined as follows:

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

•

The tax effects of significant unusual or infrequently occurring items, as well as the tax effects of changes in tax rates or laws and changes in judgment about beginning of the year valuation allowances are recognized in the interim period in which the events occur.

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

Continuing operations – The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Second Quarter		Six Months ended
(In millions)	2007	2006	2007	2006
Continuing Operations
(Loss) income before income taxes	$(30)	$49	$175	$210

Income tax expense (benefit)	27	7	(23)	66

Effective tax rate	(88.6)%	14.0%	(13.1)%	31.4%

The estimated annual effective tax rate related to ordinary income for the first six months of fiscal 2007 was 61.4%. This tax rate assumes the recognition of a $194 million cost to repatriate substantially all foreign earnings to the U.S. and 43 percentage points of the annual effective rate relates to this annual cost.

The tax expense and related effective tax rate on continuing operations, for the first six months of fiscal 2007 was determined by applying the 61.4% annual rate to pretax earnings and then recognizing the full impact of the following unusual and infrequently occurring items:

•

The corporation sold the shares of a subsidiary which resulted in a $158 million tax benefit that was recognized in the first quarter of fiscal 2007. The proceeds received and the net book value of the entity sold were less than $1 million.

•

After considering the lower future profit expectations of a Brazilian coffee operation, the corporation concluded that it was necessary to recognize a full $27 million valuation allowance on the deferred tax assets related to the Brazilian tax jurisdiction in the second quarter of fiscal 2007.

In the second quarter of fiscal 2007, the corporation recognized a tax expense on continuing operations of $27 million despite recognizing a pretax loss of $30 million. The tax expense was primarily attributable to the $27 million valuation allowance on the deferred tax assets in the Brazilian tax jurisdiction and the impact of recognizing a $92 million goodwill impairment charge in the second quarter of fiscal 2007. No tax benefit will be recognized on the goodwill impairment and this cost was included in the determination of the estimated annual effective tax rate.

The effective tax rate from continuing operations for the second quarter and first six months of fiscal 2006 was 14.0% and 31.4%, respectively, after recognizing the full impact of an unusual tax benefit of $14 million related to a second quarter transaction.

Discontinued Operations - For the first six months of fiscal 2007, the pretax earnings of discontinued operations were $92 million and the related tax expense and effective tax rate were $30 million and 33%, respectively. For the first six months of fiscal 2006, the pretax earnings of discontinued operations were $11 million and the corporation recognized a tax benefit of $36 million. The tax benefit recognized in fiscal 2006 was attributable to several factors. First, the closing of the transaction to dispose of the Direct Selling business resulted in the corporation receiving certain tax benefits in fiscal 2006 for taxes incurred in 2005. Second, a significant portion of the pretax profits of the discontinued operations were related to the corporation’s Branded Apparel Americas/Asia business which had a 19% effective tax rate.

The corporation completed the disposition of all discontinued operations in the first quarter of fiscal 2007 and there were no material operating results for these businesses in the second quarter of fiscal 2007. In the second quarter of fiscal 2006, the pretax earnings of discontinued operations were $197 million and the tax expense was $6 million. The recognition of tax benefits related to the Direct Selling business essentially offset the tax expense associated with the pretax profits of the other discontinued operations.

Gain on Sale of Discontinued Operations - In the second quarter and first half of fiscal 2006, the corporation recognized a pretax gain of $318 million, which was primarily associated with disposition of the Direct Selling business. The tax expense and effective tax rate associated with the sale of the discontinued operations were $103 million and 32.5%, respectively. In the first six months of fiscal 2007, the corporation recognized a pretax gain on the disposition of discontinued operations of $13 million and the related tax expense was $2 million.

12.	Proceeds from the Spin Off of Hanesbrands and Restrictions on the Use of the Proceeds

As more fully described in Note 4, “Discontinued Operations” to the Consolidated Financial Statements, the spin off of the Hanesbrands business was completed in the first six months of fiscal 2007 as a tax free transaction for both the corporation and its shareholders. As part of the spin off, the corporation received a dividend from Hanesbrands of $1.95 billion. To maintain the tax free nature of the transaction, the $1.95 billion the corporation received as a dividend from Hanesbrands is restricted and can only be used by the corporation for the repayment of outstanding debt, repurchase of the corporation’s common stock and the payment of dividends to shareholders. At the end of the first six months of fiscal 2007, the corporation had $493 million of cash that is available for these restricted uses.

Item 2

Management's Discussion and Analysis of Results of Operations and Financial Condition

Introduction

The following is management’s discussion and analysis of the results of operations for the second quarter and first six months of fiscal 2007 compared with the second quarter and first six months of fiscal 2006 and a discussion of the changes in financial condition and liquidity during the first six months of fiscal 2007. The following is an outline of the analyses included herein:

•	Overview

¡	Second Quarter of Fiscal 2007

¡	First Six Months of Fiscal 2007

¡	Cash Flow

¡	Transformation Plan

•	Consolidated Results – Second Quarter of Fiscal 2007 Compared with Second Quarter of Fiscal 2006

•	Operating Results by Business Segment – Second Quarter of Fiscal 2007 Compared with Second Quarter of Fiscal 2006

•	Consolidated Results – First Six Months of Fiscal 2007 Compared with First Six Months of Fiscal 2006

•	Operating Results by Business Segment – First Six Months of Fiscal 2007 Compared with First Six Months of Fiscal 2006

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Overview

Second Quarter of Fiscal 2007

Continuing Operations –

During the second quarter of fiscal 2007, net sales increased $208 million, or 7.0%, over the second quarter of fiscal 2006, to $3,182 million. The strengthening of foreign currencies, particularly the European euro, British pound, Danish krone and Brazilian real increased reported net sales by $85 million, or 2.9%. Net sales were impacted by acquisitions and dispositions in the second quarters of both fiscal 2007 and 2006. Net sales in the second quarter of fiscal 2007 include $42 million from businesses acquired after the start of the second quarter of fiscal 2006, while the second quarter of fiscal 2006 includes sales of $18 million from businesses that have been disposed of after the start of the second quarter of fiscal 2006. The net impact of acquisitions and dispositions between the second quarters of fiscal 2007 and 2006 increased net sales by $24 million, or 0.8%. The remaining net sales increase was $99 million, or 3.3%, as each of the corporation’s business segments, with the exception of International Bakery, contributed to the increase in net sales.

Operating income for the corporation in the second quarter of fiscal 2007 decreased by $108 million, and was composed of the following:

•

The corporation’s gross profit percentage was 38.0% in the second quarter of fiscal 2007 as compared to 38.9% in the comparable period of the prior year. The gross margin percentage declined in each of the corporation’s business segments, with the exception of the North American Retail Bakery segment, as the corporation experienced higher costs for certain raw materials, commodities and energy, higher transformation costs and experienced pricing pressure from a competitive marketplace. The gross profit recognized in the second quarter of fiscal 2007 was $52 million greater than in the second quarter of fiscal 2006 primarily as a result of higher unit sales volume of lower margin products and changes in foreign currency exchange rates.

•

Selling, general and administrative (SG&A) expenses in the second quarter of fiscal 2007 increased by $23 million over the comparable period of the prior year primarily as a result of the strengthening of foreign currencies versus the U.S. dollar offset in part by lower retirement plan costs, lower advertising and promotion costs and lower business transformation costs. SG&A expenses as a percentage of sales decreased from 33.5% in the second quarter of fiscal 2006 to 32.1% in the second quarter of fiscal 2007.

•

In the second quarter of fiscal 2007, the corporation recognized $40 million of charges for exit activities, asset and business dispositions, while in the second quarter of fiscal 2006, the corporation had $55 million of net charges.

•

The second quarter of fiscal 2007 includes a pretax charge of $152 million to recognize the impairment of $92 million of goodwill and $26 million of trademarks in the International Beverage segment and $34 million of property in the North American Retail Meats segment. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Charges – Continuing Operations.”

In the second quarter of fiscal 2007, the corporation recognized a tax expense on continuing operations of $27 million despite recognizing a pretax loss of $30 million. The tax expense was primarily attributable to a $27 million valuation allowance on the deferred tax assets in the Brazilian tax jurisdiction and the impact of recognizing a $92 million goodwill impairment charge in the second quarter of fiscal 2007. No tax benefit will be recognized on the goodwill impairment and this cost was included in the determination of the estimated annual effective tax rate. In the second quarter of fiscal 2006, the corporation recognized tax expense from continuing operations of $7 million on pretax income of $49 million.

A $57 million loss from continuing operations was recognized in the second quarter of fiscal 2007 as compared to $42 million of income from continuing operations in the comparable period of the prior year. The $99 million decline in income from continuing operations was primarily due to the impact of the impairment charge and the related tax impact. Diluted EPS from continuing operations decreased from $0.06 in the second quarter of fiscal 2006 to a loss of $0.08 in the second quarter of fiscal 2007.

Discontinued Operations –

The corporation has reported its Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K. Apparel, U.S. Meat Snacks, European Meats and Branded Apparel Americas/Asia businesses as discontinued operations. Further information regarding these operations is included in Note 4 to the Consolidated Financial Statements and below. In the second quarter of fiscal 2007, the corporation reported no income from discontinued operations as all of these operations had been sold prior to the start of the quarter. In the second quarter of fiscal 2006, the discontinued operations reported net income of $181 million.

The loss on sale of discontinued operations in the second quarter of fiscal 2007 represents a charge of $5 million to recognize certain customary post closing adjustments related to the disposition of the European Meats business. The $215 million gain on sale of discontinued operations in the second quarter of fiscal 2006 relates primarily to the sale of the Direct Selling business and the U.S. Retail Coffee business.

Net Income –

Net income in the second quarter of fiscal 2007 was a loss of $62 million, a decrease of $500 million over the $438 million of income reported in the prior year second quarter. Diluted EPS decreased from $0.57 in the second quarter of fiscal 2006 to a loss of $0.08 in the second quarter of fiscal 2007. A table which summarizes the significant items that impacted the second quarter of fiscal 2007 and 2006 is presented below.

Impact of Significant Items on Income From Continuing Operations and Net Income

Amounts in millions, except EPS

	Quarter Ended December 30, 2006				Quarter Ended December 31, 2005
In millions, except per share data	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact(1)	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)
Income (loss) from continuing operations	$(30)	$(27)	$(57)	$(0.08)	$49	$(7)	$42	$0.06

Net (loss) income			$(62)	$(0.08)			$438	$0.57

Significant items affecting comparability of income from continuing operations and net income:
Charges for exit activities, asset and business dispositions:
Charges for exit activities	$(37)	$13	$(24)	$(0.03)	$(42)	$14	$(28)	$(0.04)
Charges for business disposition activities	(3)	1	(2)	—	(13)	4	(9)	(0.01)

Subtotal	(40)	14	(26)	(0.03)	(55)	18	(37)	(0.05)

Charges to cost of sales and SG&A expenses:
Transformation charges in cost of sales and SG&A	(32)	13	(19)	(0.03)	(42)	15	(27)	(0.04)
Impairment charges	(152)	21	(131)	(0.18)	—	—	—	—
Hurricane losses	—	—	—	—	(1)	—	(1)	—
Change in vacation policy	—	—	—	—	14	(5)	9	0.01
Accelerated depreciation	(13)	4	(9)	(0.01)	(11)	4	(7)	(0.01)

Impact of significant items on income from continuing operations before income taxes	(237)	52	(185)	(0.25)	(95)	32	(63)	(0.08)

Significant tax matters affecting comparability:
Tax charge for deferred tax valuation allowance	—	(27)	(27)	(0.04)	—	—	—	—

Impact of significant items on income		25
from continuing operations	(237)		(212)	(0.29)	(95)	32	(63)	(0.08)

Significant items impacting discontinued operations:
European Branded Apparel impairment	—	—	—	—	—	2	2	—
U.K. Branded Apparel impairment	—	—	—	—	(1)	—	(1)	—
Charges for exit activities and transformation expenses	—	—	—	—	(6)	2	(4)	(0.01)
Tax benefit on Direct Selling transaction	—	—	—	—		50	50	0.07
Gain (loss) on sale of discontinued operations	(5)	—	(5)	(0.01)	318	(103)	215	0.28

Impact of significant items on net income	$(242)	$25	$(217)	$(0.29)	$216	$(17)	$199	$0.26

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

First Six Months of Fiscal 2007

Continuing Operations –

During the first six months of fiscal 2007, net sales increased $336 million, or 5.9%, over the first six months of fiscal 2006, to $6,073 million. The strengthening of foreign currencies, particularly the European euro, British pound and Brazilian real increased reported net sales by $126 million, or 2.3%. Net sales were impacted by acquisitions and dispositions in the first six months of both fiscal 2007 and 2006. Net sales in the first six months of fiscal 2007 include $83 million from businesses acquired after the start of fiscal 2006, while the first six months of fiscal 2006 includes sales of $37 million from businesses that have been disposed of after the start of fiscal 2006. The net impact of acquisitions and dispositions between the first six months of fiscal 2007 and 2006 increased net sales by $46 million, or 0.8%. The remaining net sales increase was $164 million, or 2.8%, as each of the corporation’s business segments, with the exception of International Bakery, contributed to the increase in net sales.

Operating income for the corporation in the first six months of fiscal 2007 decreased by $69 million, or 21.7%, and was composed of the following:

•

The corporation’s gross profit margin was 37.9% in the first six months of fiscal 2007 as compared to 38.6% in the comparable period of the prior year. The gross margin percentage declined in each of the corporation’s business segments, with the exception of the North American Retail Bakery segment, as the corporation experienced higher costs for certain raw materials, commodities and energy, and transformation costs, and experienced pricing pressure from a competitive marketplace. The gross profit recognized in the first six months of fiscal 2007 was $91 million greater than in the first six months of fiscal 2006 primarily as a result of higher unit sales of lower margin products and changes in foreign currency exchange rates.

•

Selling, general and administrative (SG&A) expenses in the first six months of fiscal 2007 increased by $30 million over the comparable period of the prior year primarily as a result of the strengthening of foreign currencies versus the U.S. dollar offset in part by lower retirement plan costs, lower advertising and promotion costs and lower business transformation costs. SG&A expenses as a percentage of sales decreased from 34.0% in the first six months of fiscal 2006 to 32.6% in the first six months of fiscal 2007.

•

In the first six months of fiscal 2007, the corporation recognized $39 million of net charges for exit activities, asset and business dispositions, while in the first six months of fiscal 2006, the corporation reported $55 million of net charges.

•

The first six months of fiscal 2007 includes a pretax charge of $152 million to recognize the impairment of $92 million of goodwill and $26 million of trademarks in the International Beverage segment and $34 million of property in the North American Retail Meats segment. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Charges – Continuing Operations.”

•

The corporation received and recognized contingent sale proceeds of $120 million in the first six months of fiscal 2007 and $114 million in the first six months of fiscal 2006 from the sale of the corporation’s cut tobacco business that represents the annual payments for fiscal 2007 and 2006. The difference in amounts is due to changes in foreign currency exchange rates between the periods.

The estimated annual effective tax rate related to ordinary income for the first six months of fiscal 2007 was 61.4%. This tax rate assumes the recognition of a $194 million cost to repatriate substantially all foreign earnings to the U.S. and 43 percentage points of the annual effective rate relates to this annual cost.

The tax expense and related effective tax rate on continuing operations, for the first six months of fiscal 2007 was determined by applying the 61.4% annual rate to pretax earnings and then recognizing the full impact of the following unusual and infrequently occurring items:

•

The corporation sold the shares of a subsidiary which resulted in a $158 million tax benefit that was recognized in the first quarter of fiscal 2007. The proceeds received and the net book value of the entity sold were less than $1 million.

•

After considering the lower future profit expectations of a Brazilian coffee operation, the corporation concluded that it was necessary to recognize a full $27 million valuation allowance on the deferred tax assets related to the Brazilian tax jurisdiction in the second quarter of fiscal 2007.

Income from continuing operations in the first six months of fiscal 2007 was $198 million, an increase of $54 million over the $144 million reported in the first six months of fiscal 2006. The increase in income from continuing operations was primarily due to the decline in income tax expense partially offset by the decrease in operating income. Diluted EPS from continuing operations increased from $0.19 in the first six months of fiscal 2006 to $0.26 in the first six months of fiscal 2007.

Discontinued Operations –

The corporation has reported its Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K. Apparel, U.S. Meat Snacks, European Meats and Branded Apparel Americas/Asia businesses as discontinued operations. Further information regarding these operations is included in Note 4 to the Consolidated Financial Statements and below. The net income from discontinued operations in the first six months of fiscal 2007 was $62 million, as compared to net income of $146 million in the first six months of fiscal 2006, or a decrease of $84 million between the periods. Due to the timing of the sale of discontinued operations, the results of different businesses are included as follows: In the first six months of fiscal 2007, the results of discontinued operations include the results of the European Meats and the Branded Apparel Americas/Asia businesses. In the first six months of fiscal 2006, the results of the discontinued operations include the European Meats and Branded Apparel Americas/Asia businesses described above, plus the Direct Selling, European Branded Apparel, European Nuts and Snacks, U.S. Retail Coffee, U.K. Apparel and U.S. Meat Snacks businesses. The results of these businesses are included for the portion of the period in which they were owned by the corporation.

The first six months of fiscal 2006 includes a net gain on the sale of discontinued operations of $215 million which primarily relates to the sale of the Direct Selling and U.S. Retail Coffee businesses.

Net Income –

Net income in the first six months of fiscal 2007 was $271 million, a decrease of $234 million over the $505 million reported in the prior year first six months. Diluted EPS decreased from $0.65 in the first six months of fiscal 2006 to $0.36 in the first six months of fiscal 2007. A table which summarizes the significant items that impacted the first six months of fiscal 2007 and 2006 is presented below.

Impact of Significant Items on Income From Continuing Operations and Net Income

Amounts in millions

	Six Months Ended December 30, 2006				Six Months Ended December 31, 2005
In millions, except per share data	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact(1)	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$175	$23	$198	$0.26	$210	$(66)	$144	$0.19

Net income			$271	$0.36			$505	$0.65

Significant items affecting comparability of income from continuing operations and net income:
Charges for exit activities, asset and business dispositions:
Charges for exit activities	$(52)	$18	$(34)	$(0.05)	$(71)	$24	$(47)	$(0.06)
Income from business disposition activities	13	(3)	10	0.01	16	(6)	10	0.01

Subtotal	(39)	15	(24)	(0.03)	(55)	18	(37)	(0.05)
(Charges) income in cost of sales and SG&A expenses:
Transformation charges in cost of sales and SG&A	(58)	22	(36)	(0.05)	(66)	23	(43)	(0.05)
Impairment charges	(152)	21	(131)	(0.18)	—	—	—	—
Hurricane losses	—	—	—	—	(4)	1	(3)	—
Change in vacation policy	—	—	—	—	14	(5)	9	0.01
Accelerated depreciation	(30)	10	(20)	(0.03)	(21)	8	(13)	(0.02)

Impact of significant items on income from continuing operations before income taxes	(279)	68	(211)	(0.28)	(132)	45	(87)	(0.11)

Significant tax matters affecting comparability:
Deferred tax valuation allowance charge	—	(27)	(27)	(0.04)	—	—	—	—
Tax benefit on disposition of a business	—	158	158	0.21	—	—	—	—

Impact of significant items on income from continuing operations	(279)	199	(80)	(0.11)	(132)	45	(87)	(0.11)

Significant items impacting discontinued operations:
European Branded Apparel impairment	—	—	—	—	(179)	49	(130)	(0.17)
U.S. Retail Coffee impairment	—	—	—	—	(44)	5	(39)	(0.05)
U.K. Branded Apparel impairment	—	—	—	—	(1)	—	(1)	—
Charges for exit activities and transformation expenses	—	—	—	—	(8)	3	(5)	(0.01)
Branded Apparel Americas/Asia spin off costs	(24)	—	(24)	(0.03)	—	—	—	—
Tax benefit on Direct Selling transaction	—	—	—	—	—	50	50	0.07
Gain on sale of discontinued operations	37	(2)	35	0.05	318	(103)	215	0.28

Impact of significant items on net income	$(266)	$197	$(69)	$(0.09)	$(46)	$49	$3	$—

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Cash Flow

The corporation’s cash flow statements include amounts related to discontinued operations through the date of disposal. The cash flows related to the discontinued operations are quantified under the discussion of “Discontinued Operations” in the Consolidated Results – First Six Months of Fiscal 2007 Compared with the First Six Months of Fiscal 2006 section within Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Cash From Operating Activities

In the first six months of fiscal 2007, $38 million of cash was generated from operating activities as compared to $859 million in the comparable period of the prior year. In the first half of 2006, businesses reported as discontinued operations generated cash from operating activities of $503 million as compared to $88 million in the first half of 2007. In addition, during fiscal 2007 the corporation’s continuing operations paid $257 million of cash taxes and used cash to finance other working capital needs.

•

$202 million was used to pay accrued liabilities including amounts related to pension and postretirement benefit plans, severance benefits and other transformation actions, and additional amounts for incentive compensation and interest.

•

$257 million was used to pay taxes in the U.S. and abroad. The corporation’s tax obligations increased in the current period as a result of decisions to repatriate a greater portion of the corporation’s foreign earnings to the U.S.

•	$64 million of cash was used to finance increases in accounts receivable, primarily in the Foodservice, International Beverage and Household and Body Care segments.

•	$35 million of cash was used to finance increases in inventory, primarily in the corporation’s Household and Body Care segment.

•	$19 million of cash was used to finance other current assets which primarily reflect amounts for prepaid insurance and other services.

•	$5 million was used to fund accounts payable.

Cash From Investment Activities

Net cash generated from investment activities was $893 million in the first six months of fiscal 2007 as compared to $478 million in the comparable period of the prior year. Significant components of the change are as follows:

•

The corporation received $688 million of cash from the settlement of notes receivable as compared to $34 million in fiscal 2006. In both years, the net assets of businesses sold included certain intercompany loans payable which were paid shortly after the businesses were disposed of. In 2007, $450 million of the cash received was related to the Hanesbrands disposition and $238 million was related to the European Meats disposition.

•

Cash received from the disposition of businesses and investments, including contingent sales proceeds, were $469 million in fiscal 2007 as compared to $628 million in fiscal 2006. During the first half of fiscal 2006, the corporation received cash from the disposition of its Direct Selling and U.S. Retail Coffee business, while in the first half of fiscal 2007, cash was received from the sale of the European Meats business. Contingent sales proceeds in fiscal 2007 were slightly higher than in the prior year because of exchange rate changes.

•

Capital expenditures increased to $278 million in fiscal 2007 as compared to $234 million in fiscal 2006. The increase was primarily attributable to leasehold improvements at the corporation’s new headquarters location and acquisitions of software and other intangible assets.

Cash From Financing Activities

Net cash used in financing activities was $553 million during the first six months of fiscal 2007 as compared to $97 million of cash generated from financing activities in the prior year period. Prior to being spun off by Sara Lee, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, the corporation received $2,558 million of cash proceeds, and this amount is included in the corporation’s borrowing of long-term debt. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. Immediately following this dividend payment, Sara Lee distributed to each stockholder of record one share of Hanesbrands common stock for every eight shares of Sara Lee common stock held. $650 million of cash remained on the Hanesbrands balance sheet at the spin off date.

Including the borrowing made by Hanesbrands prior to the spin off noted above, the corporation had total long-term borrowings in the first six months of fiscal 2007 of $2,894 million and used these proceeds to repay $1,728 million of short-term borrowings, repay $369 of maturing long-term debt, repurchase $490 million of common stock and pay dividends of $227 million.

Transformation Plan

In February 2005, the corporation announced a transformation plan designed to improve the corporation’s performance and better position Sara Lee for long-term growth. The plan is expected to be completed by fiscal 2010. A number of significant milestones have been completed and a number remain to be completed. Additionally, over the course of the plan, a number of significant gains and losses have been and will be recognized. The following is an update on the actions taken in the transformation plan and the impact on the first six months of fiscal 2007.

Organization Structure

The corporation announced plans to locate the management of its North American businesses along with a majority of its corporate staff in a single site in suburban Chicago. At the close of the second quarter, substantially all of these relocation activities had been completed. Management also announced that it will centralize its research and development activities for North America in a permanent site in suburban Chicago and these actions are expected to be completed in fiscal 2009.

In Europe, the corporation continues to execute plans to centralize management into a single location per country or region. Each centralized location will be supported by a shared services organization that will provide back-office functions.

As a result of these actions, pretax charges of $139 million were recognized in the first six months of fiscal 2007 related to exit activities, transformation costs and accelerated depreciation in order to execute these plans, which include $37 million of net severance costs, $14 million of costs to exit certain leased and owned facilities, $30 million of accelerated depreciation, $28 million of information technology costs related to system implementations and conversions, $9 million of relocation costs, $5 million of recruiting costs and $16 million related to consulting and other transformation and exit efforts. Transformation, exit activities and accelerated depreciation and amortization costs of $366 million were incurred for the full year in fiscal 2006. Additional restructuring actions are expected over the life of the transformation plan and further details regarding these actions are contained in this Management’s Discussion and Analysis and in Note 5, “Exit, Disposal and Transformation Activities,” of the Consolidated Financial Statements.

Portfolio Changes

The corporation disposed of certain businesses in order to concentrate financial and management resources on a smaller number of entities that are better positioned for increased growth.

Businesses Reported as Discontinued Operations – By the end of the December 2006, the corporation had completed the disposition of each of the businesses identified for disposal. This included eight businesses which are now reported in discontinued operations, and historical financial results have been restated to reflect these businesses as discontinued operations. Two of these business dispositions were completed in the first six months of fiscal 2007, while the remaining transactions were completed in fiscal 2006. The following is a summary of those transactions that were completed in the first six months of fiscal 2007.

Transactions completed during the first six months of fiscal 2007:

European Meats – In June 2006, the corporation entered into a definitive agreement to sell the European Meats business for $575 million in cash and the assumption of certain pension liabilities related to the business. The transaction closed in August 2006 after receiving European regulatory approval and the corporation recognized an after tax gain of $29 million. The $575 million received at closing consists of $337 million of cash proceeds from the sale and $238 million as repayment of a loan to the corporation.

European Branded Apparel – Substantially all of this business was sold in February 2006 and an after tax gain of $86 million was recognized in the fourth quarter of fiscal 2006. However, the sale of the operations located in the Philippines closed in the first six months of fiscal 2007 after receiving local governmental approval. An after tax gain of $6 million was recognized on the sale of the Philippines operations.

Branded Apparel Americas/Asia – In February 2005, the corporation announced its intent to spin off the corporation’s apparel business in the Americas and Asia. This business is referred to as Branded Apparel Americas/Asia. In preparation for the spin off, the corporation incorporated Hanesbrands Inc., a Maryland corporation, to which it transferred the assets and liabilities that relate to the Branded Apparel Americas/Asia business. On September 5, 2006, Hanesbrands borrowed $2.6 billion from a group of banks. Using a portion of the proceeds from the borrowing, Hanesbrands paid to the corporation a dividend of $1.95 billion. Sara Lee distributed pro rata to each stockholder of record as of the close of business on the record date one share of Hanesbrands common stock for every eight shares of Sara Lee common shares held. After the spin off was completed, Hanesbrands paid $450 million to the corporation to settle the note payable it had with Sara Lee Corporation. No gain or loss was recognized upon the spin off of the Hanesbrands business other than $24 million of transaction expenses that are recognized in discontinued operations. The net assets of the Hanesbrands business that were distributed totaled $18 million and are reflected in Retained Earnings and Other Comprehensive Income (Loss) in the corporation’s Statement of Common Stockholders’ Equity.

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

Improving Operational Efficiency

The third element of the transformation plan involves initiatives to improve the operational efficiency of the corporation. These initiatives include the following:

•

The corporation has made investments to improve information technology systems and processes. This is primarily related to the costs to implement a standardized information technology platform in the North American operations and the continued consolidation of information processing in both the U.S. and Europe. During the first six months of fiscal 2007, the corporation recognized $28 million of expenses related to these projects and has capitalized $19 million in costs related to the purchase and implementation of software for these information systems. At the present time, the corporation expects that through fiscal 2010 the total cost of these information technology initiatives will be approximately $236 million with the majority of these costs being incurred in the remainder of fiscal 2007 and 2008.

•

Prior to the disposition process, the corporation maintained a management and financing structure in various countries and the U.S. which supported the local operations by providing operational services, management oversight and access to capital. As part of the disposition process, many legal entities have been sold and the remaining operations in certain of these foreign locations no longer justify the management and financing structure that was previously in place. The corporation is undertaking a review of these operations and will rationalize certain of these functions, liquidate further legal subsidiaries by centralizing the remaining operations and make certain planned workforce reductions. These actions, including the liquidation of legal entities, may result in further charges including the realization of cumulative translation adjustment amounts related to liquidated entities.

•

In order to improve operational efficiency, the corporation has also conducted a review of its manufacturing, distribution and administrative staff functions. As a result of these reviews, certain facilities have been targeted for closure and the corporation has recognized these events by increasing the depreciation associated with these facilities, recognizing an impairment charge or recognizing costs of lease locations which have been exited. In addition, the corporation has recognized significant charges for severance and other employee termination costs. The costs associated with these activities are more fully defined in Note 5, “Exit, Disposal and Transformation Activities” to the Consolidated Financial Statements. The corporation expects to recognize additional exit costs to improve efficiency throughout the transformation plan.

Consolidated Results – Second Quarter of Fiscal 2007 Compared with Second Quarter of Fiscal 2006

Operating results by business segment in the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006 are as follows:

	Quarter Ended
	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
North American Retail Meats	$688	$672	$(6)	$50
North American Retail Bakery	500	462	3	(17)
Foodservice	614	603	59	55
International Beverage	675	598	(10)	66
International Bakery	199	190	4	21
Household and Body Care	509	451	56	35

Total business segments	3,185	2,976	106	210
Intersegment sales	(3)	(2)	—	—

Total net sales and operating segment income	3,182	2,974	106	210
Amortization of intangibles	—	—	(15)	(14)
General corporate expenses	—	—	(93)	(90)

Total net sales and operating income (loss)	3,182	2,974	(2)	106
Net interest expense	—	—	(28)	(57)

Net sales and income (loss) from continuing operations before income taxes	$3,182	$2,974	$(30)	$49

The following table summarizes net sales and operating income performance for the second quarter of fiscal 2007 and 2006 and certain significant items that affected the comparability of these amounts.

	Quarter Ended
Corporate Performance (In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Net sales	$3,182	$2,974	$208	7.0%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(85)	$85
Acquisitions / dispositions	42	18	24

Total	$42	$(67)	$109

Operating income (loss)	$(2)	$106	$(108)	NM

Increase / (Decrease) in operating income from
Changes in foreign currency exchange rates	$—	$(11)	$11
Exit activities, asset and business dispositions	(40)	(55)	15
Transformation charges	(31)	(42)	11
Impairment charges	(152)	—	(152)
Accelerated depreciation on facilities sold	(14)	(11)	(3)
Hurricane losses	—	(1)	1
Change in vacation policy	—	14	(14)
Acquisitions/dispositions	1	2	(1)

Total	$(236)	$(104)	$(132)

Net Sales

Consolidated net sales in the second quarter of fiscal 2007 were $3,182 million, an increase of $208 million, or 7.0%, over the second quarter of fiscal 2006. The strengthening of foreign currencies, particularly the European euro, British pound, Danish krone and Brazilian real increased reported net sales by 2.9%, or $85 million. Net sales in the second quarter of fiscal 2007 include $42 million from businesses acquired after the start of the second quarter of fiscal 2006, while the second quarter of fiscal 2006 includes sales of $18 million from businesses that have been disposed of after the start of the second quarter of fiscal 2006. The net impact of acquisitions and dispositions between the second quarters of fiscal 2007 and 2006 increased net sales by $24 million, or 0.8%. The remaining net sales increase of $99 million, or 3.3%, resulted from increases in net sales in each of the corporation’s business segments with the exception of International Bakery. Net sales increased in the North American Retail Meats segment due to higher processed meats unit volumes. The North American Retail Bakery segment experienced higher sales due to an improved product mix and higher prices to cover increases in commodity costs partially offset by a continuing program to reduce sales of low margin bakery products. Net sales in the Foodservice segment increased on the strength of higher volumes for meat and bakery products and an improved sales mix, while increases in the International Beverage segment were due to higher unit volumes and favorable pricing. The sales decline in the International Bakery segment was due to an unfavorable product mix. Net sales in the Household and Body Care segment increased primarily due to higher unit volumes for air care, body care products and insecticides.

Unit Volumes

Unit volumes in the North American Retail Meats segment were unchanged as increases in U.S. retail processed meat volumes were offset by declines in Mexico and commodity meats. In the North American Retail Bakery segment, unit volumes declined by 4% as unit volumes for branded fresh bread products were unchanged and the exit of certain non-branded fresh bread business were only partially offset by increases in unit shipments of frozen bakery products in the quarter. Unit volumes increased 1% in the Foodservice segment as higher unit sales of meat and bakery products more than offset lower unit sales of coffee products. In the International Beverage segment, unit volumes increased 6% with higher volumes in both the retail and foodservice channels. The increase in retail unit volumes was driven by strong volume growth in Brazil and in single-serve coffee products in Europe. In the International Bakery segment, unit volumes were unchanged as growth in frozen bakery products in Australia were offset by declines in fresh bread products in Europe. Refrigerated dough volumes in Europe were unchanged. The unit volumes for the four core categories of the Household and Body Care segment increased 7% in the second quarter due primarily to higher shipments of air care, insecticides and body care products. The discussion of unit volumes in this Management Discussion and Analysis excludes the impact of acquisitions and dispositions.

Gross Margin Percent

The gross margin percentage declined from 38.9% in the second quarter of fiscal 2006 to 38.0% in the second quarter of fiscal 2007, a decline of 0.9%. The North American Retail Meats segment gross margin percentage decreased by 2.5% due to lower margins in Mexico as well as accelerated depreciation on facilities targeted for closure. The gross margin percentage in the North American Retail Bakery segment increased 0.4% due to certain selling price increases to offset higher raw material costs, the impact of an improved sales mix and benefits of prior restructuring actions. The gross margin percentage declined in the International Bakery segment by 3.5% and declined in the Household and Body Care segment by 0.4%, respectively, as these segments experienced an unfavorable sales mix. The gross margin percent declined by 1.0% in the International Beverage segment, but the gross margin dollars increased primarily due to the impact of higher net sales which offset the impact of an unfavorable sales mix. In the Foodservice segment, the gross margin percent declined by 1.5% as this segment experienced increased commodity costs during the period.

Selling, General and Administrative Expenses

	Quarter Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Selling, general and administrative expenses:

SG&A expenses in the business segment results:
Media, advertising and promotion	$157	$168	$(11)	(6.6)%
Other	755	725	30	4.1

Total business segments	912	893	19	2.1

Amortization of identifiable intangibles	15	14	1	2.7
General corporate expenses	93	90	3	4.7

Total SG&A expenses	$1,020	$997	$23	2.3%

Selling, general and administrative (SG&A) expenses increased by $23 million, or 2.3%, in the second quarter of fiscal 2007 versus the prior year period. Changes in foreign currency rates increased SG&A expenses by $30 million, or 3.0%, therefore, the remaining increase in SG&A expenses is a decline of $7 million, or 0.7%. SG&A expenses in the business segments increased by $19 million, or 2.1%, which was primarily attributable to the strengthening of foreign currencies, which was partially offset by lower pension, postretirement and other benefit plan expenses and lower media advertising and promotion expenses. General corporate expenses increased by $3 million, or 4.7%, primarily attributable to higher costs of corporate hedging programs and higher workers’ compensation obligations. Measured as a percentage of sales, SG&A expenses were 32.1% in fiscal 2007 as compared to 33.5% in the comparable period of the prior year.

Transformation Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the second quarter of fiscal 2007 and 2006 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant items. The following table illustrates where the costs (income) associated with these activities are recognized in the Consolidated Statements of Income of the corporation.

	Quarter Ended
(In millions)	December 30, 2006	December 31, 2005
Cost of sales
Accelerated depreciation related to facility closures	$14	$1
Transformation charges	1	—
Hurricane losses	—	1
Selling, general and administrative expenses
Transformation charges	30	42
Accelerated depreciation related to facility closures	—	10
Change in vacation policy	—	(14)

Charges for (income from)
Exit activities	37	42
Asset and business dispositions	3	13
Impairment charges	152	—

Reduction in income from continuing operations before income taxes	237	95
Income tax benefit	(52)	(32)

Reduction in income from continuing operations	$185	$63

The following is a summary of the actions that impacted the second quarter of fiscal 2007:

The amount recognized in “Cost of sales,” as noted in the table above, consists of $14 million of accelerated depreciation and $1 million of transformation expenses. Transformation expenses recognized in cost of sales generally include costs for information technology projects related to new information system installations. The amount recognized in “Selling, general and administrative expenses” includes a charge of $30 million for actions related to the corporation’s transformation plan and generally includes retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, costs for third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts, and costs associated with the implementation of new information technology systems. The corporation recognized $40 million of charges related to exit activities, asset and business dispositions during the second quarter of fiscal 2007. The $40 million charge consists of a $37 million charge for exit activities and a $3 million charge related to asset and business dispositions. The $37 million charge for exit activities consists of a $24 million charge for management’s approved actions related to the termination of 489 employees, $9 million related to the cost of exiting certain leased facilities, a $1 million charge related to a loss on abandonment of assets and a $3 million charge primarily related to previously announced employee terminations. The net $3 million charge for asset and business dispositions consists primarily of charges associated with the disposal of assets.

The second quarter of fiscal 2007 includes a pretax charge of $152 million to recognize the impairment of $92 million of goodwill and $26 million of trademarks in the International Beverage segment and $34 million of property in the North American Retail Meats segment. The recognition of the impairment charges in the International Beverage segment also resulted in the recognition of a valuation allowance against a deferred tax asset, which increased tax expense in the amount of $27 million related to this impairment. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Charges – Continuing Operations.”

The net impact of the above actions was to decrease income from continuing operations before income taxes and income from continuing operations by $237 million and $185 million, respectively, which reduced diluted EPS by $0.25 per share.

As part of the annual impairment review, the corporation also concluded that it was reasonably likely that certain other reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management. These reporting units include a bakery operation in Europe with $454 million of goodwill; a meat business in Mexico with $23 million of goodwill and a beverage business in Poland with $63 million of goodwill. While the fair value of these operations either approximate or exceed the carrying value at the present time, and management does not believe that impairment is probable, the performance of these businesses requires continued improvement in future periods to sustain their carrying value. If the performance of these reporting units does not continue to improve, a future impairment could result for a portion or all of the goodwill amounts noted previously. The amount of any impairment is dependent on the performance of the business which is dependent upon a number of variables which cannot be predicted with certainty.

The following is a summary of the actions that impacted the second quarter of fiscal 2006:

The amount recognized in “Cost of sales,” as noted in the table above, consists of $1 million of accelerated depreciation on facilities and equipment previously targeted for disposal in the North American Retail Bakery segment, and $1 million of hurricane losses. The amount recognized in “Selling, general and administrative expenses” includes a charge of $42 million for actions related to the corporation’s transformation plan, $10 million for accelerated depreciation on facilities targeted for closure, partially offset by $14 million of income related to a change in vacation policy. Transformation expenses recognized in SG&A generally include retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, costs associated with third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts and costs associated with the implementation of new information technology systems. The corporation recognized $55 million related to exit activities, asset and business dispositions during the second quarter of fiscal 2006, which consists of a $42 million charge for exit activities and a net $13 million charge related to asset and business dispositions. The $42 million charge for exit activities consists of costs to terminate 513 employees and certain non-cancelable lease obligations. The $13 million charge for asset and business dispositions consists primarily of charges to prepare businesses for disposal. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $95 million and $63 million, respectively, and reduce diluted EPS by $0.08 per share.

The costs (income) of the above actions on the corporation’s businesses are summarized as follows:

	Quarter Ended
(In millions)	December 30, 2006	December 31, 2005
North American Retail Meats	$53	$12
North American Retail Bakery	5	5
Foodservice	1	1
International Beverage	127	34
International Bakery	9	1
Household and Body Care	13	13

Impact on the business segments	208	66
Corporate office	29	29

Impact on income from continuing operations before income taxes	$237	$95

These actions are more fully described in the Exit, Disposal and Transformation Activities note to the Consolidated Financial Statements. As a result of exit activities taken since the beginning of fiscal 2005 and transformation actions taken since the beginning of the transformation plan in fiscal 2005, the corporation’s cost structure was reduced and efficiency improved. The following table summarizes the actual and projected savings from these actions.

(In millions)	Actual Savings Recognized in Fiscal 2006	Anticipated Savings in Fiscal 2007	Actual Savings in the 2nd Quarter of Fiscal 2006	Actual Savings in the 2nd Quarter of Fiscal 2007
Restructuring Actions Approved in:
Fiscal 2005	$34	$38	$8	$16
Fiscal 2006	27	64	4	21
Fiscal 2007	—	1	—	—

	$61	$103	$12	$37

In the remaining portion of fiscal 2007, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Net Interest Expense

Net interest expense decreased by $29 million in the second quarter of fiscal 2007, to $28 million. During the first quarter, the corporation received the proceeds from the spin off of the Hanesbrands business and a portion of these funds were invested which generated higher interest income during the second quarter. A portion of these proceeds was also used to repay outstanding notes payable which resulted in lower interest expense during the second quarter.

Income Tax Expense

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Second Quarter
(In millions)	2007	2006
Continuing Operations
(Loss) income before income taxes	$(30)	$49

Income tax expense (benefit)	27	7

Effective tax rate	(88.6)%	14.0%

In the second quarter of fiscal 2007, the corporation recognized a tax expense on continuing operations of $27 million despite recognizing a pretax loss of $30 million. The tax expense was primarily attributable to a $27 million valuation allowance on the deferred tax assets in the Brazilian tax jurisdiction and the impact of recognizing a $92 million goodwill impairment charge in the second quarter of fiscal 2007. No tax benefit will be recognized on the goodwill impairment and this cost was included in the determination of the estimated annual effective tax rate. In the second quarter of fiscal 2006, the corporation recognized tax expense from continuing operations of $7 million on pretax income of $49 million.

The estimated annual effective tax rate related to ordinary income for the first six months of fiscal 2007 was 61.4%. This tax rate assumes the recognition of a $194 million cost to repatriate substantially all foreign earnings to the U.S. and 43 percentage points of the annual effective rate relates to this annual cost.

Income from Continuing Operations and Diluted Earnings Per Share (EPS)

The loss from continuing operations in the second quarter of fiscal 2007 was $57 million versus income of $42 million in the comparable period of the prior year, a decrease of $99 million, which is due to the following factors.

•

The corporation’s gross profit increased by $52 million, despite a decline in the gross margin percent of 0.9%, primarily as a result of increases in unit volumes which offset some of the impact of the decline in gross margins. The gross margin percent declined in each of the corporation’s business segments, with the exception of the North American Retail Bakery segment, as the corporation experienced higher costs for certain raw materials, commodities and energy, and experienced pricing pressure from a competitive marketplace.

•

Selling, general and administrative (SG&A) expenses in the second quarter of fiscal 2007 increased by $23 million over the comparable period of the prior year primarily as a result of the strengthening of foreign currencies versus the U.S. dollar, offset in part by lower benefit plan costs, lower advertising and promotion costs and lower business transformation costs. SG&A expenses as a percentage of sales decreased from 33.5% in the second quarter of fiscal 2006 to 32.1% in the second quarter of fiscal 2007.

•

In the second quarter of fiscal 2007, the corporation recognized $40 million of net charges for exit activities, asset and business dispositions, while in the second quarter of fiscal 2006, the corporation recognized $55 million of net charges.

•

In the second quarter of fiscal 2007, the corporation reported $152 million of charges to recognize the impairment of goodwill, trademarks, and property in the International Beverage and North American Retail Meats segments.

•	Net interest expense decreased by $29 million due to the combination of higher interest income and lower interest expense.

•	Income tax expense increased by $20 million from $7 million in the prior year to $27 million in the current year period.

Diluted EPS from continuing operations decreased from $0.06 in the second quarter of fiscal 2006 to a loss of $0.08 in the second quarter of fiscal 2007, a decrease of $0.14. The diluted EPS from continuing operations was impacted by lower average shares outstanding during the second quarter of fiscal 2007 than the second quarter of fiscal 2006. The lower average shares are due to the corporation’s ongoing share repurchase program. Under this program, the corporation repurchased 14 million shares during the second quarter of fiscal 2007 for a total of 31 million shares during the first six months of fiscal 2007.

Discontinued Operations

Discontinued operations includes the results of the corporation’s Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K. Apparel, U.S. Meat Snacks, European Meats and Branded Apparel Americas/Asia businesses. The following summarizes the results of the discontinued operations for the second quarters of fiscal 2007 and 2006.

(In millions)	Second Quarter of Fiscal 2007	Second Quarter of Fiscal 2006	Dollar Change	Percent Change
Net Sales	$—	$2,041	$(2,041)	NM

Income from operations before income taxes	$—	$187	$(187)
Income tax expense on income from operations	—	(6)	6
Gain (loss) on sale of discontinued operations	(5)	318	(323)
Income tax on gain of sale of discontinued businesses	—	(103)	103

Net income (loss) from discontinued operations	$(5)	$396	$(401)

There were no reported net sales for discontinued operations in the second quarter of fiscal 2007 as all of the discontinued businesses were disposed of prior to the start of the second quarter of fiscal 2007. In the second quarter of fiscal 2006, net sales were $2,041 million.

The effective tax rate for the discontinued operations in the second quarter of fiscal 2006 was 3.2%. This rate includes a tax benefit recognized in the Direct Selling business of $51 million related to the repayment of taxes in a foreign jurisdiction which reduced the effective tax rate from discontinued operations by 27.1%.

The discontinued operations in fiscal 2007 reported a pretax and after-tax loss on sale of operations of $5 million related to certain customary post closing adjustments related to the disposition of the European Meats business.

During the second quarter of fiscal 2006, the corporation completed the sale of the Direct Selling, U.S. Retail Coffee and Turkish Branded Apparel sewing operation and recognized a pretax and after tax gain of $318 million and $215 million, respectively.

Consolidated Net Income and Diluted Earnings Per Share

Net income was a loss of $62 million in the second quarter of fiscal 2007, which was $500 million lower than the $438 million reported in the prior year comparable period. The decrease in net income was primarily due to the $99 million decrease in income from continuing operations and a $401 million decrease in income from discontinued operations. Diluted EPS decreased from $0.57 in the second quarter of fiscal 2006 to a loss of $0.08 in the second quarter of fiscal 2007, a decrease of $0.65.

Operating Results by Business Segment – Second Quarter of Fiscal 2007 Compared with Second Quarter of Fiscal 2006

North American Retail Meats

	Quarter Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume				—%

Net sales	$688	$672	$16	2.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$2	$(2)
Acquisitions	6	—	6

Total	$6	$2	$4

Operating segment income (loss)	$(6)	$50	$(56)	NM

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	(3)	(6)	3
Transformation charges	(3)	(8)	5
Impairment charge	(34)	—	(34)
Accelerated depreciation	(13)	(1)	(12)
Change in vacation policy	—	3	(3)
Acquisitions	(1)	—	(1)

Total	$(54)	$(12)	$(42)

Total unit volumes in the North American Retail Meats segment, which includes both retail processed meats and commodities, were unchanged as compared to the second quarter of the prior year. For retail processed meats, unit volumes increased 2% with a unit volume increase of 4% in the U.S., partially offset by a 9% decline in Mexico. Commodity meat unit volumes declined 9%.

Net sales in the North American Retail Meats segment increased by $16 million, or 2.5%, to $688 million in the second quarter of fiscal 2007 from $672 million in the prior year second quarter. During the quarter, the weakening of the Mexican peso decreased reported net sales by $2 million, or 0.2%. Net sales of businesses acquired since the beginning of the second quarter of fiscal 2006 increased net sales by $6 million, or 0.9%. The remaining net sales increase of $12 million, or 1.8%, was primarily due to the increase in U.S. retail processed unit volumes.

The North American Retail Meats gross margin percent decreased from 30.0% in the second quarter of fiscal 2006 to 27.5% in the second quarter of fiscal 2007 due to lower margins in Mexico which were partially offset by the impact of savings from restructuring and cost reduction programs and the impact of higher net sales.

Operating segment income in North American Retail Meats decreased by $56 million, from $50 million of income in the second quarter of fiscal 2006 to a loss of $6 million in the second quarter of fiscal 2007. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. The net impact of the change in exit activities, asset and business dispositions, transformation charges, impairment charges, accelerated depreciation and a change in vacation policy between the second quarter of fiscal 2007 and the second quarter of fiscal 2006 decreased operating segment income by $41 million, or 86.5%. The North American Retail Meats segment recognized a $34 million impairment charge related to the closure of a North American production facility. The impact of businesses acquired after the beginning of the second quarter of fiscal 2006 decreased operating segment income by $1 million, or 1.9%. The remaining operating segment income decrease of $14 million, or 23.4%, as compared to the same quarter of the prior year was primarily the result of higher costs for distribution activities, significantly reduced results in the Mexican Meats business and higher media advertising and promotion costs, which were partially offset by a $5 million reduction in pension, postretirement and other benefit plan costs.

North American Retail Bakery

	Quarter Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume				(4)%

Net sales	$500	$462	$38	8.2%

Increase (decrease) in net sales from
Acquisitions	$36	$—	$36

Operating segment income (loss)	$3	$(17)	$20	NM

Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$(1)	$—	$(1)
Transformation charges	(3)	(6)	3
Accelerated depreciation on facilities to be sold	(1)	(1)	—
Change in vacation policy	—	3	(3)
Acquisitions	2	—	2

Total	$(3)	$(4)	$1

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment declined 4% during the second quarter, as exits of certain non-branded lower margin U.S. fresh bread business, particularly with private label customers, were only partially offset by increases in shipments of frozen bakery products. Unit volumes for branded fresh bakery products were unchanged during the quarter.

Net sales in the North American Retail Bakery segment increased $38 million, or 8.2%, over the comparable prior year quarter. The impact of acquisitions increased net sales by $36 million, or 7.7%. The remaining increase in net sales of $2 million, or 0.5%, was primarily attributable to positive pricing actions to cover higher wheat and other input costs and a favorable product mix driven by increased sales of Sara Lee branded products, partially offset by lower unit volumes of non-branded products, as the segment exited certain low margin bread business.

The gross margin percent in the North American Retail Bakery segment increased 0.4% from 45.5% in the second quarter of fiscal 2006 to 45.9% in the second quarter of fiscal 2007 primarily from increased product pricing which offset higher costs for key ingredients and wages, the impact of an improved sales mix which included higher sales of frozen bakery products and the benefits of continuous improvement programs that have reduced costs.

Operating segment income in the North American Retail Bakery segment increased by $20 million, from a loss of $17 million in the second quarter of fiscal 2006, to income of $3 million in the second quarter of fiscal 2007. The second quarters of fiscal 2007 and 2006 were impacted by some or all of the following: exit activities, asset and business dispositions, transformation expenses, accelerated depreciation and a change in vacation policy. The net impact of the exit activities, asset and business dispositions, transformation expenses, accelerated depreciation and the change in vacation policy in fiscal 2007 versus fiscal 2006 decreased operating segment income by $1 million. The impact of acquisitions made after the beginning of the second quarter of fiscal 2006 increased operating segment income by $2 million. The remaining operating segment income increase of $19 million during the quarter was primarily attributable to higher gross margins, a $12 million reduction in media advertising and promotion expenses due to a reduced spending for single-serve coffee products partially offset by an increase for bakery products and a $1 million reduction in pension, postretirement and other benefit plan costs.

Foodservice

	Quarter Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume				1%

Net sales	$614	$603	$11	2.1%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1

	$—	$(1)	$1

Operating segment income	$59	$55	$4	7.0%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	(1)	—	(1)
Hurricane losses	—	(1)	1
Transformation charges	—	(3)	3
Change in vacation policy	—	4	(4)
Accelerated depreciation on facilities to be sold	—	(1)	1

Total	$(1)	$(1)	$—

Net unit volumes in the Foodservice segment increased 1% during the quarter as higher volumes for meat and bakery products more than offset the lower volumes for coffee products.

Net sales in the Foodservice segment increased $11 million, or 2.1%, over the comparable prior year quarter. Changes in foreign currency, primarily the Canadian dollar, increased net sales by $1 million, or 0.1%. Acquisitions and dispositions did not impact the reported results in the second quarter. The remaining net sales increase of $10 million, or 2.0%, was primarily due to the impact of higher unit volumes of meat and bakery products, and higher product pricing for certain bakery and meat products to cover the increase in key raw material costs, partially offset by lower unit volumes of coffee products.

The gross margin percent in the Foodservice segment decreased 1.5% from 28.8% in the second quarter of fiscal 2006 to 27.3% in the second quarter of fiscal 2007 primarily due to increased commodity costs, partially offset by the benefits of continuous improvement programs which resulted in cost savings.

Operating segment income in the Foodservice segment increased by $4 million, or 7.0%, from $55 million in the second quarter of fiscal 2006 to $59 million in the second quarter of fiscal 2007. The second quarters of fiscal 2007 and fiscal 2006 were impacted by some or all of the following: exit activities, asset and business dispositions, hurricane losses, accelerated depreciation, transformation expenses and a change in vacation policy. In the second quarter of fiscal 2007, charges for exit activities, asset and business dispositions totaled $1 million, while in the second quarter of fiscal 2006, the segment reported a net charge of $1 million for transformation expenses, accelerated depreciation, hurricane losses and the change in vacation policy. These items had no net impact on operating segment income. The remaining operating segment income increased by $4 million, or 8.5%, primarily from lower SG&A costs which include lower pension, postretirement and other benefit plan costs, lower media advertising and promotion expenses, and the benefits of certain cost saving programs.

International Beverage

	Quarter Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume				6%

Net sales	$675	$598	$77	12.9%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(44)	$44
Dispositions	—	18	(18)

	$—	$(26)	$26

Operating segment income (loss)	$(10)	$66	$(76)	NM

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(7)	$7
Exit activities, asset and business dispositions	(7)	(29)	22
Transformation charges	(2)	(2)	—
Impairment charge	(118)	—	(118)
Accelerated depreciation	—	(3)	3
Dispositions	—	2	(2)

	$(127)	$(39)	$(88)

Net unit volumes in the International Beverage segment increased 6% as compared to the second quarter of the prior year with increases being shown in both the retail and foodservice sectors. Brazil reported double-digit volume growth, while in Europe, retail sector volumes were unchanged although single-serve products reported double-digit growth, while foodservice volumes increased, driven primarily by growth in concentrates.

Net sales in the International Beverage segment increased by $77 million, or 12.9%, to $675 million in the second quarter of fiscal 2007. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $44 million, or 8.2%. Dispositions made after the start of the second quarter of fiscal 2006 reduced sales in the International Beverage segment by $18 million, or 3.4%. The remaining net sales increase of $51 million, or 8.1%, was primarily due to the impact of higher unit volumes and favorable pricing.

The gross margin percent in the International Beverage segment decreased 1.0% from 44.2% in the second quarter of fiscal 2006 to 43.2% in the second quarter of fiscal 2007. However, the gross margin dollars increased primarily due to the impact of higher net sales and a lower cost structure, which offset the impact of an unfavorable sales mix.

Operating segment income for the International Beverage segment decreased $76 million, from income of $66 million in the second quarter of fiscal 2006 to a loss of $10 million in the second quarter of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $7 million, or 8.4%. The International Beverage segment reported a charge in the second quarter of fiscal 2007 for exit activities, asset and business dispositions, transformation expenses and an impairment charge of $127 million, while in the second quarter of fiscal 2006, it reported a net charge of $34 million for exit activities, asset and business dispositions, transformation expenses and accelerated depreciation. The International Beverage segment recognized an impairment charge of $112 million related to the goodwill and trademarks of the Brazilian beverage operations and a $6 million charge related to an Austrian beverage trademark. The net impact of the exit activities, asset and business dispositions, transformation expenses, accelerated depreciation and the impairment charge in fiscal 2007 versus fiscal 2006 decreased operating segment income by $93 million. Dispositions made after the start of fiscal 2006 reduced operating segment income in the International Beverage segment by $2 million, or 2.4%. The remaining operating segment income increase of $12 million, or 12.2%, was primarily due to higher gross margin dollars and a $5 million reduction in media advertising and promotion expenses partially offset by higher SG&A costs.

International Bakery

	Quarter Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume				—%

Net sales	$199	$190	$9	4.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(15)	$15

Operating segment income	$4	$21	$(17)	(81.5)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Exit activities, asset and business dispositions	(8)	—	(8)
Transformation charges	(1)	(1)	—

Total	$(9)	$(3)	$(6)

Net unit volumes in the International Bakery segment were unchanged during the quarter as increased shipments of frozen baked goods in Australia were offset by declines in shipments of fresh bread in Europe. Refrigerated dough unit volumes in Europe were unchanged.

Net sales in the International Bakery segment increased $9 million, or 4.5%, over the comparable prior year quarter. The impact of foreign currency changes, particularly in the European euro, increased reported net sales by $15 million, or 7.4%. There were no acquisitions or dispositions that impacted the International Bakery segment during the quarter. The remaining net sales decrease of $6 million, or 2.9%, was primarily a result of an unfavorable product mix and lower product pricing.

The gross margin percent in the International Bakery segment decreased 3.5% from 42.7% in the second quarter of fiscal 2006 to 39.2% in the second quarter of fiscal 2007, primarily due to an unfavorable sales mix, lower product pricing and higher costs associated with key raw materials.

Operating segment income in the International Bakery segment decreased by $17 million, or 81.5%, from $21 million in the second quarter of fiscal 2006 to $4 million in the second quarter of fiscal 2007. Changes in foreign currency rates increased operating segment income by $2 million, or 4.0%. In the second quarter of fiscal 2007, the International Bakery segment recognized $8 million of charges for exit activities, asset and business dispositions, while in the second quarter of fiscal 2006, the segment did not recognize any charges for exit activities, which decreased fiscal 2007 operating segment income by $8 million, or 39.7%. The remaining decline in operating segment income of $11 million, or 45.8%, was primarily due to lower gross margins and higher distribution costs.

Household and Body Care

	Quarter Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume of core categories (a)				7%

Net sales	$509	$451	$58	12.7%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(27)	$27

Total	$—	$(27)	$27

Operating segment income	$56	$35	$21	59.0%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Exit activities, asset and business dispositions	(6)	(6)	—
Transformation charges	(7)	(3)	(4)
Accelerated depreciation on facilities to be sold	—	(5)	5

Total	$(13)	$(16)	$3

(a)	– Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – increased 7% in the second quarter of fiscal 2007, primarily as a result of increases in air care products, driven by the success of new product launches; insecticides, which showed improvements in India due to increased consumer promotions, and in Europe, due to continued warm weather; and body care products, driven by new product launches and strong promotional activity. Shoe care unit volumes were unchanged.

Net sales in the Household and Body Care segment increased $58 million, or 12.7%, in the second quarter of fiscal 2007, to $509 million. The impact of changes in foreign currency exchange rates increased reported net sales by $27 million, or 6.4%, primarily due to the strengthening of the European euro and the British pound. There were no sales related to product lines that had been disposed of after the start of the second quarter of fiscal 2006. The remaining net sales increase of $31 million, or 6.3%, was primarily due to the higher unit volumes and price increases.

The gross margin percent in the Household and Body Care segment decreased 0.4% from 50.4% in the second quarter of the prior year to 50.0% in the second quarter of fiscal 2007, primarily from an unfavorable sales mix.

Operating segment income increased $21 million, or 59.0%, to $56 million in the second quarter of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $2 million, or 6.0%. In the second quarter of fiscal 2007, the Household and Body Care segment recognized a net charge of $13 million related to exit activities, asset and business dispositions and transformation activities, while in the second quarter of fiscal 2006, the Household and Body Care segment recognized a charge of $14 million related to exit activities, asset and business dispositions, transformation charges and accelerated depreciation. The net impact of the exit activities, asset and business dispositions, transformation activities and accelerated depreciation between the second quarters of fiscal 2006 and fiscal 2007 was an increase in operating segment income of $1 million, or 18.0%. The second quarter of fiscal 2006 includes less than $1 million of losses from certain product lines that were disposed of after the start of the second quarter of fiscal 2006. The remaining operating segment income increased by $18 million, or 33.2%, primarily from an increase in unit volumes and continuous improvement savings, partially offset by an unfavorable sales mix and an increase in media advertising and promotion expenses to support new products.

Consolidated Results – First Six Months of Fiscal 2007 Compared with First Six Months of Fiscal 2006

Operating results by business segment in the first six months of fiscal 2007 compared with the first six months of fiscal 2006 are as follows:

	Six Months Ended
	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
North American Retail Meats	$1,318	$1,287	$21	$67
North American Retail Bakery	998	923	8	(21)
Foodservice	1,152	1,130	78	68
International Beverage	1,238	1,123	82	130
International Bakery	399	382	18	33
Household and Body Care	974	897	134	115

Total business segments	6,079	5,742	341	392
Intersegment sales	(6)	(5)	—	—

Total net sales and operating segment income	6,073	5,737	341	392
Amortization of intangibles	—	—	(32)	(29)
General corporate expenses	—	—	(177)	(156)
Contingent sale proceeds	—	—	120	114

Total net sales and operating income	6,073	5,737	252	321
Net interest expense	—	—	(77)	(111)

Net sales and income from continuing operations before income taxes	$6,073	$5,737	$175	$210

The following table summarizes net sales and operating income performance for the first six months of fiscal 2007 and 2006 and certain significant items that affected the comparability of these amounts.

	Six Months Ended
Corporate Performance (In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Net sales	$6,073	$5,737	$336	5.9%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(126)	$126
Acquisitions / dispositions	83	37	46

Total	$83	$(89)	$172

Operating income	$252	$321	$(69)	(21.7)%

Increase / (Decrease) in operating income from
Contingent sale proceeds	$120	$114	$6
Changes in foreign currency exchange rates	—	(16)	16
Exit activities, asset and business dispositions	(39)	(55)	16
Transformation charges	(58)	(66)	8
Impairment charges	(152)	—	(152)
Accelerated depreciation on facilities sold	(30)	(21)	(9)
Hurricane losses	—	(4)	4
Change in vacation policy	—	14	(14)
Acquisitions/dispositions	2	6	(4)

Total	$(157)	$(28)	$(129)

Net Sales

Consolidated net sales in the first six months of fiscal 2007 were $6,073 million, an increase of $336 million, or 5.9%, over the first six months of fiscal 2006. The strengthening of foreign currencies, particularly the European euro, British pound and Brazilian real increased reported net sales by $126 million, or 2.3%. Net sales in the first six months of fiscal 2007 include $83 million from businesses acquired after the start of fiscal 2006, while the first six months of fiscal 2006 includes sales of $37 million from businesses that have been disposed of after the start of fiscal 2006. The net impact of acquisitions and dispositions between the first six months of fiscal 2007 and 2006 increased net sales by $46 million, or 0.8%. The remaining net sales increase of $164 million, or 2.8%, resulted from increases in net sales in each of the corporation’s business segments with the exception of the International Bakery segment. Net sales increased in the North American Retail Meats segment due to higher unit volumes. The North American Retail Bakery segment experienced higher sales due to positive pricing actions and a favorable product mix, partially offset by lower unit volumes. Net sales in the Foodservice segment increased on the strength of higher volumes for meat and bakery products and an improved sales mix, while increases in the International Beverage segment were due to higher unit volumes. The sales decline for International Bakery was due to lower product pricing in Europe and an unfavorable sales mix. Net sales in the Household and Body Care segment increased primarily due to higher unit volumes for air care and body care products, and insecticides.

Unit Volumes

Unit volumes in the North American Retail Meats segment, including both retail processed meats and commodities, were unchanged. Retail processed meat unit volumes increased 2%, driven by an increase in the U.S., partially offset by declines in Mexico. Commodity meat unit volumes declined 11%. In the North American Retail Bakery segment, unit volumes declined by 4% as declines in non-branded fresh bread were only partially offset by increases in fresh branded product sales and frozen bakery products. Unit volumes increased 1% in the Foodservice segment as higher unit sales of meat and bakery products more than offset lower unit sales of coffee products. In the International Beverage segment, unit volumes increased 8% with higher volumes in both the retail and foodservice channels. The increase in retail unit volumes was driven by strong volume growth in Brazil and in single-serve coffee products in Europe. In the International Bakery segment, unit volumes were unchanged as a result of growth in refrigerated dough products in Europe and frozen bakery products in Australia, offset by declines in fresh bread products in Europe. The unit volumes for the four core categories of the Household and Body Care segment increased 6% due primarily to higher shipments of insecticides, air care and body care products. The discussion of unit volumes in this Management’s Discussion and Analysis excludes the impact of acquisitions and dispositions.

Gross Margin Percent

The gross margin percent declined from 38.6% in the first six months of fiscal 2006 to 37.9% in the first six months of fiscal 2007, a decline of 0.7%.

The North American Retail Meats segment gross margin percentage decreased by 1.1% due to lower margins in Mexico. The gross margin percentage in the North American Retail Bakery segment increased 0.6% due to certain selling price increases to offset higher raw material costs, the impact of an improved sales mix and benefits of prior restructuring actions. The gross margin percentage declined in the International Bakery segment by 2.6% and declined in both the International Beverage and the Household and Body Care segments by 1.0% and 0.7%, respectively, as these segments experienced an unfavorable sales mix and lower product pricing. In the Foodservice segment, the gross margin percentage declined by 1.1% as this segment experienced increased commodity costs during the period.

Selling, General and Administrative Expenses

	Six Months Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Selling, general and administrative expenses:

SG&A expenses in the business segment results:
Media, advertising and promotion	$283	$301	$(18)	(6.1)%
Other	1,490	1,466	24	1.6

Total business segments	1,773	1,767	6	0.3

Amortization of identifiable intangibles	32	29	3	7.9
General corporate expenses	177	156	21	14.2

Total SG&A expenses	$1,982	$1,952	$30	1.5%

Selling, general and administrative (SG&A) expenses increased by $30 million, or 1.5%, in the first six months of fiscal 2007 versus the prior year period. Changes in foreign currency rates increased SG&A expenses by $45 million, or 2.3%, therefore the remaining change in SG&A expenses is a decline of $15 million, or (0.8%). SG&A expenses in the business segments increased by $6 million, or 1.5%, which was primarily attributable to the strengthening of foreign currencies, which was partially offset by lower pension, postretirement and other benefit plan expenses, transformation expenses and media advertising and promotion expenses. The increase in general corporate expenses is primarily attributable to higher business transformation and hedging costs offset by lower corporate office expenses. Measured as a percentage of sales, SG&A expenses were 32.6% in fiscal 2007 as compared to 34.0% in the comparable period of the prior year.

Transformation Actions, Impairment Charges and Other Significant Items

The reported results for the first six months of fiscal 2007 and 2006 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant items. The following table illustrates where the costs (income) associated with these activities are recognized in the Consolidated Statements of Income of the corporation.

	Six Months Ended
(In millions)	December 30, 2006	December 31, 2005
Cost of sales
Accelerated depreciation related to facility closures	$29	$4
Transformation charges	4	—
Hurricane losses	—	2
Selling, general and administrative expenses
Transformation charges	54	66
Accelerated depreciation related to facility closures	1	17
Hurricane losses	—	2
Vacation policy change	—	(14)
Charges for (income from)
Exit activities	51	71
Asset and business dispositions	(12)	(16)
Impairment charges	152	—

Reduction in income from continuing operations before income taxes	279	132
Income tax benefit	(68)	(45)

Reduction in income from continuing operations	$211	$87

The following is a summary of the actions that impacted the first six months of fiscal 2007:

The amount recognized in “Cost of sales,” as noted in the table above, consists of $29 million of accelerated depreciation primarily in the North American Retail Meats segment and $4 million of transformation expenses. Transformation expenses recognized in cost of sales generally include costs for information technology projects related to new information system installations. The amount recognized in “Selling, general and administrative expenses” includes a charge of $54 million for actions related to the corporation’s transformation plan and $1 million for accelerated depreciation on a facility that has been closed. Transformation expenses recognized in SG&A generally include retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, costs for third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts, and costs associated with the implementation of new information technology systems. The corporation recognized a net $39 million charge related to exit activities, asset and business dispositions during the first six months of fiscal 2007. The net $39 million charge consists of a $51 million charge for exit activities and $12 million of income related to asset and business dispositions. The $51 million charge for exit activities consists of a $39 million charge for management’s approved actions related to the termination of 994 employees, a $12 million charge related to the cost of exiting certain leased facilities, a $1 million charge related to a loss on abandonment of assets and $1 million of income related to adjustments to previous employee terminations. The net $12 million of income from asset and business dispositions consists of $19 million in gains on the sale of an administrative office building and a production and distribution facility in the Household and Body Care segment, partially offset by $7 million of net charges primarily associated with the disposal of businesses.

The first six months of fiscal 2007 includes a pretax charge of $152 million to recognize the impairment of $92 million of goodwill and $26 million of trademarks in the International Beverage segment, and $34 million of property in the North American Retail Meats segment. The recognition of the impairment charges in the International Beverage segment also resulted in the recognition of a valuation allowance against a deferred tax asset, which increased tax expense in the amount of $27 million related to this impairment. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Charges.”

The net impact of the above actions was to decrease income from continuing operations before income taxes and income from continuing operations by $279 million and $211 million, respectively, which reduced diluted EPS by $0.28 per share.

As part of the annual impairment review, the corporation also concluded that it was reasonably likely that certain other reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management. These reporting units include a bakery operation in Europe with $454 million of goodwill; a meat business in Mexico with $23 million of goodwill and a beverage business in Poland with $63 million of goodwill. While the fair value of these operations either approximate or exceed the carrying value at the present time, and management does not believe that impairment is probable, the performance of these businesses requires continued improvement in future periods to sustain their carrying value. If the performance of these reporting units does not continue to improve, a future impairment could result for a portion or all of the goodwill amounts noted previously. The amount of any impairment is dependent on the performance of the business which is dependent upon a number of variables which cannot be predicted with certainty.

The following is a summary of the actions that impacted the first six months of fiscal 2006:

The amount recognized in “Cost of sales,” as noted in the table above, consists of $4 million of accelerated depreciation on facilities and equipment previously targeted for disposal in the North American Retail Bakery segment and $2 million in losses related to the hurricanes in the southeastern portion of the U.S. The amount recognized in “Selling, general and administrative expenses” includes a charge of $66 million for actions related to the corporation’s transformation plan, $17 million for accelerated depreciation on facilities targeted for closure, $2 million of hurricane losses, partially offset by $14 million of income related to a change in vacation policy. The corporation recognized a net charge of $55 million related to exit activities, asset and business dispositions during the first six months of fiscal 2006, which consisted of a $71 million charge for exit activities, partially offset by $16 million of income related to asset and business dispositions. The $71 million charge for exit activities consists of $66 million of costs to terminate 959 employees and $5 million of costs related to the exit of certain leased facilities. The $16 million of income from asset and business dispositions consists of a $34 million gain on the sale of certain skincare and sunscreen assets, the sale of a minority investment in a foreign operation and the sale of a corporate aircraft, partially offset by $18 million of charges to prepare other businesses for disposition. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $132 million and $87 million, respectively, and reduce diluted EPS by $0.11 per share.

The costs (income) of the above actions on the corporation’s business segments are summarized as follows:

	Six Months Ended
(In millions)	December 30, 2006	December 31, 2005
North American Retail Meats	$74	$22
North American Retail Bakery	10	14
Foodservice	6	7
International Beverage	127	52
International Bakery	9	6
Household and Body Care	3	(7)

Impact on the business segments	229	94
Corporate office	50	38

Impact on income from continuing operations before income taxes	$279	$132

These actions are more fully described in the Exit, Disposal and Transformation Activities and Impairment notes to the Consolidated Financial Statements. As a result of exit activities taken since the beginning of fiscal 2005, and transformation actions taken since the beginning of the transformation plan in fiscal 2005, the corporation’s cost structure was reduced and efficiency improved. The following table summarizes the actual and projected savings from these actions.

(In millions)	Actual Savings Recognized in Fiscal 2006	Anticipated Savings in Fiscal 2007	Actual Savings in the First Six Months of Fiscal 2006	Actual Savings in the First Six Months of Fiscal 2007
Restructuring Actions Approved in:
Fiscal 2005	$34	$38	$13	$26
Fiscal 2006	27	64	4	36
Fiscal 2007	—	1	—	—

	$61	$103	$17	$62

In the remaining portion of fiscal 2007, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through July 15, 2009. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the fiscal 2007 and fiscal 2006 payments each passed in the first quarter of each fiscal year and the corporation received the annual payments. The fiscal 2007 annual payment was equivalent to $120 million and the fiscal 2006 annual payment was equivalent to $114 million based upon the respective exchange rates on the dates of receipt. Each of these amounts is recognized in the corporation’s earnings when received. The amount received in fiscal 2006 increased diluted earnings per share by $0.15 per share and the amount received in fiscal 2007 is expected to increase diluted earnings per share by $0.16 per share.

Net Interest Expense

Net interest expense decreased by $34 million in the first six months of fiscal 2007, to $77 million. During the six months, the corporation received the proceeds from the spin off of the Hanesbrands business and a portion of these funds were invested which generated higher interest income during the first six months and a portion of these proceeds were also used to repay outstanding notes payable which resulted in lower interest expense during the first six months of fiscal 2007.

Income Tax Expense

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Six Months ended
(In millions)	2007	2006
Continuing Operations
(Loss) income before income taxes	$175	$210

Income tax expense (benefit)	(23)	66

Effective tax rate	(13.1)%	31.4%

The estimated annual effective tax rate related to ordinary income for the first six months of fiscal 2007 was 61.4%. This tax rate assumes the recognition of a $194 million cost to repatriate substantially all foreign earnings to the U.S. and 43 percentage points of the annual effective rate relates to this annual cost.

The tax expense and related effective tax rate on continuing operations, for the first six months of fiscal 2007 were determined by applying the 61.4% annual rate to pretax earnings and then recognizing the full impact of the following unusual and infrequently occurring items:

•

The corporation sold the shares of a subsidiary which resulted in a $158 million tax benefit that was recognized in the first quarter of fiscal 2007. The proceeds received and the net book value of the entity sold were less than $1 million.

•

After considering the lower future profit expectations of a Brazilian coffee operation, the corporation concluded that it was necessary to recognize a full $27 million valuation allowance on the deferred tax assets related to the Brazilian tax jurisdiction in the second quarter of fiscal 2007.

The effective tax rate from continuing operations for the first six months of fiscal 2006 was 31.4% after recognizing the full impact of an unusual tax benefit of $14 million related to a second quarter transaction.

Income from Continuing Operations and Diluted Earnings Per Share (EPS)

Income from continuing operations in the first six months of fiscal 2007 was $198 million versus $144 million in the comparable period of the prior year, an increase of $54 million, which is due to the following factors:

•

The corporation’s gross profit increased by $91 million, despite a decline in the gross margin percentage of 0.7%, primarily as a result of the strengthening of foreign currencies versus the U.S. dollar and higher unit volume sales of lower margin products. The gross margin percent declined in each of the corporation’s business segments, with the exception of the North American Retail Bakery segment, as the corporation experienced higher costs for certain raw materials, commodities and energy, and experienced pricing pressure from a competitive marketplace.

•

Selling, general and administrative (SG&A) expenses in the first six months of fiscal 2007 increased by $30 million over the comparable period of the prior year primarily as a result of the strengthening of foreign currencies versus the U.S. dollar offset in part by lower benefit plan costs, lower advertising and promotion costs and lower business transformation costs. SG&A expenses as a percentage of sales decreased from 34.0% in the first six months of fiscal 2006 to 32.6% in the first six months of fiscal 2007.

•

In the first six months of fiscal 2007, the corporation recognized $39 million of net charges for exit activities, asset and business dispositions, while in the first six months of fiscal 2006, the corporation recognized $55 million of net charges.

•	In the first six months of fiscal 2007, the corporation recognized $152 million in charges for the impairment of property, plant and equipment, goodwill and trademarks.

•

The corporation received and recognized contingent sale proceeds of $120 million in the first six months of fiscal 2007 and $114 million in the first six months of fiscal 2006 from the sale of the corporation’s cut tobacco business that represents the annual payments for fiscal 2007 and 2006. The difference in amounts is due to changes in foreign currency exchange rates.

•	Net interest expense decreased by $34 million, due to both higher interest income and lower interest expense during the period.

•	Income tax expense declined by $89 million from a tax expense of $66 million in the first six months of fiscal 2006 to a $23 million tax benefit in the first six months of fiscal 2007.

Diluted EPS from continuing operations increased from $0.19 in the first six months of fiscal 2006 to $0.26 in the first six months of fiscal 2007, an increase of $0.07. Diluted EPS was favorably impacted by lower average shares outstanding during the first six months of fiscal 2007 than the first six months of fiscal 2006. The lower average shares are due to the corporation’s ongoing share repurchase program. Under this program, the corporation repurchased 31 million shares during the first six months of fiscal 2007.

Discontinued Operations

Discontinued operations includes the results of the following eight businesses: Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K. Apparel, U.S. Meat Snacks, European Meats and Branded Apparel Americas/Asia. The following summarizes the results of the discontinued operations for the first six months of fiscal 2007 and 2006.

In millions	First Six Months of Fiscal 2007	First Six Months of Fiscal 2006	Dollar Change	Percent Change
Net sales	$901	$4,051	$(3,150)	NM

Income from operations before income taxes	$92	$111	$(19)
Income tax (expense) benefit on income from operations	(30)	35	(65)
Gain on sale of discontinued operations	13	318	(305)
Income tax on gain on sale of discontinued businesses	(2)	(103)	101

Net income (loss) from discontinued operations	$73	$361	$(288)

Net sales for discontinued operations were $901 million in the first six months of fiscal 2007, versus $4,051 million in fiscal 2006. The decline is primarily due to the fact that the fiscal 2006 period includes the results of all eight discontinued operations, while the fiscal 2007 period only includes the results of the European Meats and Branded Apparel Americas/Asia businesses since the other businesses had been sold in fiscal 2006 and no comparable sales are included in fiscal 2007. In addition, the European Meats and Branded Apparel Americas/Asia results reported in fiscal 2007 are less than a full six months of results as the transactions were completed during the first quarter of fiscal 2007.

The discontinued operations reported income before income taxes of $92 million in the first six months of fiscal 2007 and $111 million in the first six months of fiscal 2006. The reported results for the first six months of fiscal 2006 included $224 million of impairment charges to recognize an impairment in the European Branded Apparel and the U.S. Retail Coffee businesses. These impairment charges are more fully described in Note 4 to the Consolidated Financial Statements.

In fiscal 2007, the discontinued operations also reported a gain on sale of operations before income taxes of $13 million which consisted of a $29 million gain from the sale of the European Meats business and an $8 million gain from the sale of the European Branded Apparel operations in the Philippines, partially offset by $24 million of transaction costs associated with the spin off of the Hanesbrands business. The net gain on the business dispositions after tax was $11 million.

During the first six months of fiscal 2006, the corporation completed the sales of the Direct Selling, U.S. Retail Coffee and Turkish Branded Apparel sewing operation and recognized a pretax and after tax gain of $318 million and $215 million, respectively.

The corporation’s discontinued operations impacted the cash flows of the corporation as summarized in the table below:

Increase / (Decrease) – (in millions)	Six Months Ended December 30, 2006	Six Months Ended December 31, 2005
Discontinued operations impact on:
Cash flow from operating activities	$88	$503
Cash flow (used in) investing activities	(35)	(115)
Cash flow (used in) financing activities	(67)	(412)

Net cash impact of discontinued operations	$(14)	$(24)

Cash balance of discontinued operations:
At start of period	$14	$36
At end of period	—	12

(Decrease) increase in cash of discontinued operations	$(14)	$(24)

The higher level of cash flow from operating activities related to discontinued operations in fiscal 2007 was primarily attributable to the timing of the disposition of these businesses. The sale of the European Meats business was completed in August 2006 and the spin off of the Hanesbrands business occurred on September 5, 2006.

Consolidated Net Income and Diluted Earnings Per Share

Net income of $271 million in the first six months of fiscal 2007 was $234 million lower than the $505 million reported in the prior year comparable period. The decrease in net income was primarily due to the $288 million decrease in income from discontinuing operations, partially offset by the increase in income from continuing operations. Diluted EPS decreased from $0.65 in the first six months of fiscal 2006 to $0.36 in the first six months of fiscal 2007, a decrease of $0.29 per share.

Operating Results by Business Segment – First Six Months of Fiscal 2007 Compared with First Six Months of Fiscal 2006

North American Retail Meats

	Six Months Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume				2%

Net sales	$1,318	$1,287	$31	2.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$3	$(3)
Acquisitions / Dispositions	12	—	12

Total	$12	$3	$9

Operating segment income	$21	$67	$(46)	(69.4)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	(7)	(10)	3
Transformation charges	(6)	(13)	7
Impairment charge	(34)	—	(34)
Accelerated depreciation	(27)	(2)	(25)
Change in vacation policy	—	3	(3)
Acquisitions	(2)	—	(2)

Total	$(76)	$(22)	$(54)

Unit volumes in the North American Retail Meats segment, which includes both retail processed meats and commodity meats, were unchanged compared to the first six months of the prior year. Unit volumes for retail processed meats increased 2% as unit volumes in the U.S. increased 4%, while unit volumes in Mexico declined 5%. Unit volumes for commodity meats declined 11%.

Net sales in the North American Retail Meats segment increased by $31 million, or 2.4%, to $1,318 million in the first six months of fiscal 2007 from $1,287 million in the prior year first six months. The weakening of the Mexican peso decreased reported net sales by $3 million, or 0.2%. Net sales of businesses acquired since the beginning of fiscal 2006 increased net sales by $12 million, or 0.9%. The remaining net sales increase of $22 million, or 1.7%, was primarily due to the increase in retail processed meats unit volumes in the U.S.

The North American Retail Meats gross margin percent decreased from 28.9% in the first six months of fiscal 2006 to 27.8% in the first six months of fiscal 2007 as higher unit volumes of lower margin products generated higher gross margin dollars, but a lower gross margin percentage.

Operating segment income in North American Retail Meats decreased by $46 million, or 69.4%, from $67 million in the first six months of fiscal 2006 to $21 million in the first six months of fiscal 2007. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. The net impact of the change in exit activities, asset and business dispositions, transformation charges, the impairment charge, accelerated depreciation and the change in vacation policy between the first six months of fiscal 2007 and the first six months of fiscal 2006 decreased operating segment income by $52 million, or 75.3%. The impact of businesses acquired after the beginning of fiscal 2006 decreased operating segment income by $2 million, or 2.4%. The remaining operating segment income increase of $8 million, or 8.4%, as compared to the same period of the prior year was primarily the result of higher gross margin dollars, a $7 million reduction in pension, postretirement and other benefit plan costs, lower media advertising and promotion, which were partially offset by higher distribution costs and significantly reduced results in Mexico.

North American Retail Bakery

	Six Months Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume				(4)%

Net sales	$998	$923	$75	8.2%

Increase / (Decrease) in net sales from
Acquisitions	$71	$—	$71

Operating segment income (loss)	$8	$(21)	$29	NM

Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$(2)	$(2)	$—
Transformation charges	(6)	(10)	4
Accelerated depreciation on facilities to be sold	(2)	(5)	3
Change in vacation policy	—	3	(3)
Acquisitions	4	—	4

Total	$(6)	$(14)	$8

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment declined 4% during the first six months, as exits of certain non-branded lower margin U.S. fresh bread business, particularly with private label customers, offset an increase in unit volumes for both fresh branded and frozen bakery products.

Net sales in the North American Retail Bakery segment increased $75 million, or 8.2%, over the comparable prior year period. The impact of acquisitions increased net sales by $71 million, or 7.7%. The remaining increase in net sales of $4 million, or 0.5%, was primarily attributable to positive pricing actions and a favorable product mix driven by increased sales of Sara Lee branded products, partially offset by lower unit volumes of non-branded products, as the segment exited certain low margin bread business.

The gross margin percent in the North American Retail Bakery segment increased 0.6% from 45.8% in the first six months of fiscal 2006 to 46.4% in the first six months of fiscal 2007 primarily from increased selling prices which offset higher costs for key ingredients and wages, the impact of an improved sales mix which included higher sales of branded bakery products and the benefits of continuous improvement programs that have reduced costs.

Operating segment income in the North American Retail Bakery segment increased by $29 million, from a loss of $21 million in the first six months of fiscal 2006 to income of $8 million in the first six months of fiscal 2007. The first six months of fiscal 2007 and 2006 were impacted by some or all of the following: exit activities, asset and business dispositions, transformation expenses, accelerated depreciation and the change in vacation policy. The net impact of the exit activities, asset and business dispositions, transformation expenses, accelerated depreciation and change in vacation policy in fiscal 2007 versus fiscal 2006 increased operating segment income by $4 million. The impact of acquisitions made after the beginning of fiscal 2006 increased operating segment income by $4 million. The remaining operating segment income increase of $21 million during the period was primarily attributable to higher gross margins, a $2 million reduction in pension and postretirement benefit plan costs, and a $9 million reduction in media advertising and promotion expenses.

Foodservice

	Six Months Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume				1%

Net sales	$1,152	$1,130	$22	2.0%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1

Total	$—	$(1)	$1

Operating segment income	$78	$68	$10	14.4%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	(4)	—	(4)
Hurricane losses	—	(4)	4
Transformation charges	(1)	(5)	4
Change in vacation policy	—	4	(4)
Accelerated depreciation on facilities to be sold	(1)	(2)	1

Total	$(6)	$(7)	$1

Net unit volumes in the Foodservice segment increased 1% during the period as higher volumes for meat and bakery products more than offset the lower volumes for coffee products.

Net sales in the Foodservice segment increased $22 million, or 2.0%, over the comparable prior year period. Changes in foreign currency, primarily the Canadian dollar, increased net sales by $1 million, or 0.1%. Acquisitions and dispositions did not impact the reported results in the first six months. The remaining net sales increase of $21 million, or 1.9%, was primarily due to the impact of higher unit volumes of meat and bakery products, a favorable sales mix and selected price increases to cover higher costs, partially offset by lower unit volumes of coffee products.

The gross margin percent in the Foodservice segment decreased 1.1% from 27.3% in the first six months of fiscal 2006 to 26.2% in the first six months of fiscal 2007 primarily due to increased commodity costs, partially offset by the benefits of continuous improvement programs which resulted in cost savings and selected selling price increases.

Operating segment income in the Foodservice segment increased by $10 million, or 14.4%, from $68 million in the first six months of fiscal 2006 to $78 million in the first six months of fiscal 2007. The first six months of fiscal 2007 and fiscal 2006 were impacted by some or all of the following: hurricane losses, accelerated depreciation, exit activities, asset and business dispositions, transformation expenses and a change in vacation policy. In the first six months of fiscal 2007, charges for exit activities, asset and business dispositions, transformation expenses and accelerated depreciation totaled $6 million, while in the first six months of fiscal 2006, the segment reported charges of $11 million for transformation expenses, accelerated depreciation and hurricane losses partially offset by $4 million of income related to a change in vacation policy. The net impact of these items increased operating segment income by $1 million, or 2.0%. The remaining operating segment income increased by $9 million, or 12.3%, primarily from a $3 million reduction in pension and postretirement benefit plan costs, a $3 million reduction in media advertising and promotion expenses and the benefits of certain cost saving programs.

International Beverage

	Six Months Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume				8%

Net sales	$1,238	$1,123	$115	10.3%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(66)	$66
Dispositions	—	35	(35)

Total	$—	$(31)	$31

Operating segment income	$82	$130	$(48)	(36.6)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(10)	$10
Exit activities, asset and business dispositions	(5)	(45)	40
Transformation charges	(4)	(4)	—
Impairment charges	(118)	—	(118)
Accelerated depreciation on facilities to be sold	—	(3)	3
Dispositions	—	6	(6)

Total	$(127)	$(56)	$(71)

Net unit volumes in the International Beverage segment increased 8% as compared to the first six months of the prior year with increases being shown in both the retail and foodservice sectors. Roast and ground coffee unit volumes increased primarily in Brazil due to the favorable impact of lower pricing. In Europe, volumes increased in both retail, driven by single-serve products, and in foodservice, driven by concentrates.

Net sales in the International Beverage segment increased by $115 million, or 10.3%, to $1,238 million in the first six months of fiscal 2007. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $66 million, or 6.5%. Dispositions made after the start of fiscal 2006 reduced sales in the International Beverage segment by $35 million, or 3.5%. The remaining net sales increase of $84 million, or 7.3%, compared to the comparable period of the prior year was primarily due to the impact of higher unit volumes, partially offset by an unfavorable sales mix and lower average product pricing.

The gross margin percent in the International Beverage segment decreased 1.0% from 43.8% in the first six months of fiscal 2006 to 42.8% in the first six months of fiscal 2007 primarily as a result of an unfavorable sales mix and lower average product pricing.

Operating segment income for the International Beverage segment decreased $48 million, or 36.6%, to $82 million in the first six months of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $10 million, or 6.8%. The International Beverage segment reported a charge of $127 million in the first six months of fiscal 2007 for exit activities, asset and business dispositions, transformation expenses and an impairment charge but reported charges of $52 million in the first six months of fiscal 2006 for exit activities, asset and business dispositions, transformation expenses and accelerated depreciation, which decreased operating segment income by $75 million, or 52.1%. Dispositions made after the start of fiscal 2006 reduced operating segment income by $6 million, or 4.0%. The remaining operating segment income increase of $23 million, or 12.7%, was primarily due to the increase in unit volumes, a $3 million reduction in pension plan costs and a $6 million reduction in media advertising and promotion expenses.

International Bakery

	Six Months Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume				—%

Net sales	$399	$382	$17	4.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(22)	$22

Operating segment income	$18	$33	$(15)	(43.5)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Exit activities, asset and business dispositions	(8)	(5)	(3)
Transformation charges	(1)	(1)	—

Total	$(9)	$(8)	$(1)

Net unit volumes in the International Bakery segment were unchanged during the period primarily as increases in shipments of dough products in Europe and frozen baked goods in Australia were offset by declines in shipments of fresh bread in Europe.

Net sales in the International Bakery segment increased $17 million, or 4.4%, over the comparable prior year. There were no acquisitions or dispositions that impacted the International Bakery segment during the period. The impact of foreign currency changes, particularly in the European euro, increased reported net sales by $22 million, or 5.6%. The remaining net sales decrease of $5 million, or 1.2%, was primarily a result of lower product pricing in Europe and an unfavorable sales mix.

The gross margin percent in the International Bakery segment decreased 2.6% from 42.8% in the first six months of fiscal 2006 to 40.2% in the first six months of fiscal 2007, primarily due to an unfavorable sales mix, lower product pricing and increased costs for key raw materials.

Operating segment income in the International Bakery segment decreased by $15 million, or 43.5%, from $33 million in the first six months of fiscal 2006 to $18 million in the first six months of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $2 million, or 4.1%. In the first six months of fiscal 2007, the International Bakery segment recognized $9 million in charges for exit activities, asset and business dispositions and transformation expenses, while in the first six months of fiscal 2006, the segment recognized $6 million of charges for exit activities, asset and business dispositions and transformation expenses which decreased fiscal 2007 operating segment income by $3 million, or 15.3%. The remaining decline in operating segment income of $14 million, or 32.3%, was primarily due to lower gross margins and higher distribution and other SG&A expenses.

Household and Body Care

	Six Months Ended
(In millions)	December 30, 2006	December 31, 2005	Change	Percent Change
Change in unit volume of core categories (a)				6%

Net sales	$974	$897	$77	8.6%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(40)	$40
Dispositions	—	2	(2)

Total	$—	$(38)	$38

Operating segment income	$134	$115	$19	16.2%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(4)	$4
Exit activities, asset and business dispositions	5	20	(15)
Transformation charges	(8)	(4)	(4)
Accelerated depreciation on facilities to be sold	—	(9)	9

Total	$(3)	$3	$(6)

(a)	– Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – increased 6% in the first six months of fiscal 2007, primarily as a result of increases in insecticides, which showed improvements in India, due to increased consumer promotions, and in Europe, due to continued warm weather, as well as air care and body care products, driven by the success of new product launches. Shoe care unit volumes were unchanged.

Net sales in the Household and Body Care segment increased $77 million, or 8.6%, in the first six months of fiscal 2007, to $974 million. The impact of changes in foreign currency exchange rates increased reported net sales by $40 million, or 4.7%, primarily due to the strengthening of the European euro and the British pound. The first six months of fiscal 2006 includes sales of $2 million from product lines that had been disposed of after the start of fiscal 2006, which reduced net sales by 0.3%. The remaining net sales increase of $39 million, or 4.2%, was primarily due to the higher unit volumes in the air care, insecticide and body care categories.

The gross margin percent in the Household and Body Care segment decreased 0.7% from 50.7% in the first six months of the prior year to 50.0% in the first six months of fiscal 2007, primarily from an unfavorable sales mix.

Operating segment income increased $19 million, or 16.2%, to $134 million in the first six months of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $4 million, or 4.4%. In the first six months of fiscal 2007, the Household and Body Care segment recognized a net charge of $3 million related to exit activities, asset and business dispositions and transformation activities, while in the first six months of fiscal 2006, the Household and Body Care segment recognized a gain of $28 million related to the disposition of certain non-core product lines, which was partially offset by $8 million of exit activities, $4 million of transformation charges and $9 million of accelerated depreciation. The net impact of the exit activities, asset and business dispositions, transformation activities and accelerated depreciation between the first six months of fiscal 2006 and fiscal 2007 was a decrease in operating segment income of $10 million, or 9.4%. The first six months of fiscal 2006 includes less than $1 million of income from certain product lines that were disposed after the start of fiscal 2006. The remaining operating segment income increased by $25 million, or 21.3%, primarily from an increase in unit volumes and lower overhead costs which include a decline of $4 million in benefit plan costs.

Financial Condition

The corporation’s cash flow statements include amounts related to discontinued operations through the date of disposal. The cash flows related to the discontinued operations are quantified under the discussion of “Discontinued Operations” in the Consolidated Results – First Six Months of Fiscal 2007 Compared with the First Six Months of Fiscal 2006 section within Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Cash From Operating Activities

In the first six months of fiscal 2007, $38 million of cash was generated from operating activities as compared to $859 million in the comparable period of the prior year. In the first half of 2006, businesses reported as discontinued operations generated cash from operating activities of $503 million as compared to $88 million in the first half of 2007. In addition, during fiscal 2007 the corporation’s continuing operations paid $257 million of cash taxes and used cash to finance other working capital needs.

•

$202 million was used to pay accrued liabilities including amounts related to pension and postretirement benefit plans, severance benefits and other transformation actions, and additional amounts for incentive compensation and interest.

•

$257 million was used to pay taxes in the U.S. and abroad. The corporation’s tax obligations increased in the current period as a result of decisions to repatriate a greater portion of the corporation’s foreign earnings to the U.S.

•	$64 million of cash was used to finance increases in accounts receivable, primarily in the Foodservice, International Beverage and Household and Body Care segments.

•	$35 million of cash was used to finance increases in inventory, primarily in the corporation’s Household and Body Care segment.

•	$19 million of cash was used to finance other current assets which primarily reflect amounts for prepaid insurance and other services.

•	$5 million was used to fund accounts payable.

Cash From Investment Activities

Net cash generated from investment activities was $893 million in the first six months of fiscal 2007 as compared to $478 million in the comparable period of the prior year. Significant components of the change are as follows:

•

The corporation received $688 million of cash from the settlement of notes receivable as compared to $34 million in fiscal 2006. In both years, the net assets of businesses sold included certain intercompany loans payable which were paid shortly after the businesses were disposed of. In 2007, $450 million of the cash received was related to the Hanesbrands disposition and $238 million was related to the European Meats disposition.

•

Cash received from the disposition of businesses and investments, including contingent sales proceeds, were $469 million in fiscal 2007 as compared to $628 million in fiscal 2006. During the first half of fiscal 2006, the corporation received cash from the dispositions of its Direct Selling and U.S. Retail Coffee business; while in the first half of fiscal 2007, cash was received from the sale of the European Meats business. Contingent sales proceeds in fiscal 2007 were slightly higher than in the prior year because of exchange rate changes.

•

Capital expenditures increased to $278 million in fiscal 2007 as compared to $234 million in fiscal 2006. The increase was primarily attributable to leasehold improvements at the corporation’s new headquarters location and acquisitions of software and other intangible assets.

Cash From Financing Activities

Net cash used in financing activities was $553 million during the first six months of fiscal 2007 as compared to $97 million of cash generated from financing activities in the prior year period. Prior to being spun off by Sara Lee, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, the corporation received $2,558 million of cash proceeds, and this amount is included in the corporation’s borrowing of long-term debt. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. Immediately following this dividend payment, Sara Lee distributed to each stockholder of record one share of Hanesbrands common stock for every eight shares of Sara Lee common stock held. $650 million of cash remained on the Hanesbrands balance sheet at the spin off date.

Including the borrowing made by Hanesbrands prior to the spin off noted above, the corporation had total long-term borrowings in the first six months of fiscal 2007 of $2,894 million and used these proceeds to repay $1,728 million of short-term borrowings, repay $369 of maturing long-term debt, repurchase $490 million of common stock and pay dividends of $227 million.

Liquidity

Notes Payable

Notes payable decreased by $1,751 million in the first six months of fiscal 2007 to $25 million as the corporation utilized cash on hand and the dividend received from Hanesbrands to repay outstanding notes payable. The corporation had cash and cash equivalents on the balance sheet at December 30, 2006 of $2,704 million.

Debt

The corporation’s total long-term debt increased $48 million in the first six months of fiscal 2007, from $4,172 million at July 1, 2006, to $4,220 million at December 30, 2006.

The corporation’s total long-term debt is due to be repaid as follows: $13 million in the remainder of fiscal 2007; $1,421 million in fiscal 2008; $501 million in fiscal 2009; $42 million in fiscal 2010; $14 million in fiscal 2011; $1,118 million in fiscal 2012 and $1,111 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of cash on hand, short-term borrowings, proceeds from asset and business dispositions, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 60.1% fixed-rate debt as of December 30, 2006, as compared with 42.5% as of July 1, 2006. The increase in fixed-rate debt at December 30, 2006 versus July 1, 2006 is due to the decrease in notes payable that were outstanding at July 1, 2006. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has a $1.85 billion five-year revolving credit facility available which management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. At December 30, 2006, the corporation had not borrowed under the facility and the facility does not mature or terminate upon a credit rating downgrade. The facility contains a number of typical covenants, which the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended December 30, 2006, the corporation’s interest coverage ratio was 3.9 to 1.0. The corporation previously also maintained a three-year $1.35 billion credit facility that was terminated by the corporation, prior to its maturity, as the facility was deemed no longer necessary after the spin off of the Hanesbrands business was completed.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, as of December 30, 2006, were as follows. On December 18, 2006, Fitch Ratings announced they had changed their long-term credit rating outlook to negative.

	Senior Unsecured Obligations	Short-term Borrowings
Standard & Poor’s	BBB+	A-2
Moody’s Investors Service	Baa1	P-2
Fitch Ratings	BBB+	F-2

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

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $55 million in the remainder of fiscal 2007; $91 million in fiscal 2008; $76 million in fiscal 2009; $57 million in fiscal 2010; $52 million in fiscal 2011; $41 million in fiscal 2012; and $116 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $13 million in the remainder of fiscal 2007; $25 million in fiscal 2008; $23 million in fiscal 2009; $21 million in fiscal 2010; $17 million in fiscal 2011; $15 million in fiscal 2012; and $66 million thereafter.

Future Contractual Obligations and Commitments

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations that are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2007	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$4,220	$13	$1,421	$501	$42	$14	$1,118	$1,111
Interest on debt obligations (1)	1,495	118	178	134	121	120	72	752
Operating lease obligations	488	55	91	76	57	52	41	116
Purchase obligations (2)	2,609	1,119	690	382	217	108	78	15
Other long-term liabilities (3)	497	103	37	29	23	18	18	269

Subtotal	9,309	1,408	2,417	1,122	460	312	1,327	2,363

Contingent lease obligations (4)	180	13	25	23	21	17	15	66

Total (5)	$9,489	$1,421	$2,442	$1,145	$481	$329	$1,342	$2,329

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at December 30, 2006.
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

(3)

Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives and the remaining projected fiscal 2007 pension contribution of $87 million. The corporation has employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining projected fiscal 2007 pension contribution, noted previously, pension and postretirement obligations have been excluded from the table. A discussion of the corporation’s pension and postretirement plans, including funding matters, is included in Notes 20 and 21 to the fiscal 2006 Consolidated Financial Statements which have been filed with the Securities and Exchange Commission as part of Form 10-K. The corporation’s obligations for employee health and property and casualty losses are also excluded from the table.

(4)

Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. At December 30, 2006, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.

(5)	Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes.

The corporation has various funding obligations, certain contingent guaranty obligations and certain cash balances that have restrictions regarding the use of the cash that are outlined below.

Pension Plans

As shown in the Pension footnote to the Consolidated Financial Statements which was included in the corporation's 2006 annual report on Form 10-K, the funded status of the corporation’s defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The under-funded status of the plans was $1,020 million at the end of fiscal 2006 as compared to $1,415 million at the end of fiscal 2005. As part of the spin off of the Hanesbrands business, the Hanesbrands business has received its allocable portion of the pension plan assets and liabilities which represented approximately $223 million of the underfunded status of the plans at the end of fiscal 2006. Further information on the corporation’s pension plans is contained in Note 8 to these Consolidated Financial Statements.

In the first six months of fiscal 2007, the corporation contributed $97 million to these defined benefit pension plans and the corporation anticipates that an additional $87 million of cash contributions will be made over the last six months of the fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in fiscal 2007 may be materially different from the current estimate. The Significant Accounting Policies section and Note 20—Defined Benefit Pension Plans to the Consolidated Financial Statements, which are incorporated into the corporation's 2006 annual report on Form 10-K, provides a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

Repatriation of Foreign Earnings and Income Taxes

As a result of the spin off of Hanesbrands and the disposition of a number of significant European operations, the level of cash necessary to finance the domestic operations and the cash considered to be permanently invested outside the U.S. was modified at the end of fiscal 2006. The following points are relevant to this decision:

•

The Hanesbrands business that was spun off historically generated a significant amount of cash from operations within the U.S. and this cash was used to service the corporation’s debt, as well as pay dividends and support domestic capital requirements. As a result of the spin off, the corporation anticipates that it will repatriate a larger portion of the earnings of its foreign subsidiaries than has historically been the case.

•

The corporation also concluded that a lower level of cash needed to be retained outside the U.S. than historically had been the case. The cash requirements outside the U.S. were based upon projected working capital and capital expenditure requirements as well as amounts needed to fund pension obligations.

The tax costs associated with the anticipated return of the earnings of foreign subsidiaries are recognized as the amounts are earned. However, the corporation pays the tax liability upon completing the repatriation action.

The corporation’s estimated annual effective tax rate for fiscal 2007 assumes a charge of $194 million for the repatriation of all foreign earnings to the U.S. At the end of fiscal year 2006, the corporation had recognized tax charges and a deferred tax liability of $478 million for future repatriation actions that had not yet been completed at the end of fiscal 2006. At the end of the second quarter of fiscal 2007, the portion of the $478 million deferred tax liability that remained was approximately $361 million. The corporation also recognized an additional tax charge and deferred tax liability in the second quarter of fiscal 2007 for the portion of estimated fiscal 2007 earnings that will be repatriated in future periods. These remaining deferred tax amounts will be settled subject to finalization of future repatriation actions that could occur in fiscal 2007 or in later years. If further repatriation actions are completed in fiscal 2007, the amount of cash taxes that are paid in fiscal 2007 or early fiscal 2008 could also increase. Additional repatriation actions will occur in future periods and these actions will require additional cash tax payments and the funding of these tax payments will be made with cash generated from operations, dispositions and short-term borrowings.

Proceeds From the Spin Off of Hanesbrands and Restrictions on the Use of the Proceeds

As more fully described in Note 4, “Discontinued Operations” to the Consolidated Financial Statements, the spin off of the Hanesbrands business was completed in the first six months of fiscal 2007 as a tax free transaction for both the corporation and its shareholders. As part of the spin off, the corporation received a dividend from Hanesbrands of $1.95 billion. To maintain the tax free nature of the transaction, the $1.95 billion the corporation received as a dividend from Hanesbrands is restricted and can only be used by the corporation for the repayment of outstanding debt, repurchase of the corporation’s common stock, and the payment of dividends to shareholders. At the end of the first six months of fiscal 2007, the corporation had $493 million of cash remaining that is available for these restricted uses.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $7 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

Accounting for Defined Benefit Pension and Other Postretirement Plans – In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements Nos. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The company is required to initially recognize the funded status of its defined benefit pension and other postretirement benefit plans and to provide the required disclosures as of the end of fiscal 2007. At the present time, the corporation measures the assets and obligations of its defined benefit pension plans and postretirement medical plans on March 31 of each year. Until those measurements are completed, the corporation cannot assess the impact of adopting this portion of SFAS No.158.

Beginning in fiscal 2009, the corporation will need to begin measuring the assets and liabilities of its retirement plans as of the last day of the fiscal year as opposed to the March 31 date.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for the corporation at the beginning of fiscal 2009. The corporation is currently evaluating the provisions of this new standard and has not determined the impact of adopting it at this time.

SAB No. 108 – In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 eliminates the diversity in practice surrounding how public companies quantify financial statement misstatements and establishes an approach that requires quantification and assessment of misstatements based on the effects of the misstatements on each of the company’s financial statements and the related footnote disclosures. Adoption of this new standard, which will be effective for the company’s financial statements beginning in the fourth quarter of fiscal 2007, is not expected to impact the company’s financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

The corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the corporation files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the corporation’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

Sara Lee’s Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Sara Lee’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”) and, based upon such evaluation, have concluded that as of the Evaluation Date, the corporation’s disclosure controls and procedures were effective at the reasonable assurance level.

During the last fiscal quarter, except as indicated below, there have been no changes in the corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the corporation’s internal control over financial reporting. However, as has been previously reported, the corporation is in the process of implementing a transformation plan that includes a major initiative to improve the corporation’s organizational design and effectiveness, which initiative involves relocating a number of employees, centralizing common services, and implementing a new information technology system on a global basis. Management does not, however, currently believe that this has materially affected the corporation’s internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

As described in the corporation’s annual report on Form 10-K for the fiscal year ended July 1, 2006, since 1995, three complaints have been filed on behalf of former employees of the corporation alleging unfair labor practices associated with the corporation’s termination of manufacturing operations in the Philippines. Each of these three complaints includes allegations with the same issues and facts. With regard to two of these complaints, Aris prevailed in the administrative hearings held in the Philippines. The third complaint is a consolidation of cases filed from 1998 through July 1999 by individual complaints in the Republic of the Philippines, Department of Labor and Employment, National Labor Relations Commission. The case is styled: Emelinda Mactlang, et al. v. Aris Philippines, Inc., et al. In the underlying proceedings on this third complaint, the arbitrator ruled against the corporation and awarded the plaintiffs $60 million in damages and fees. The corporation appealed this administrative ruling and, on December 19, 2006, the National Labor Relations Commission set aside the arbitrator’s ruling and remanded the case to the arbitrator for further proceedings. The complainants and the corporation have filed motions for reconsideration, with the corporation seeking reconsideration of the ruling to remand the complaint to the arbitrator. The corporation believes that the plaintiffs’ claims are without merit; however, no assurance can be given that this matter will not have a material adverse impact on the corporation.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the corporation’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the second quarter of fiscal 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2006 to November 4, 2006	14,295,300	$16.83	14,295,300	55,589,988
November 5, 2006 to December 2, 2006	—	—	—	55,589,988
December 3, 2006 to December 30, 2006	—	—	—	55,589,988

Total	14,295,300	$16.83	14,295,300	55,589,988

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At December 30, 2006, 55,589,988 million shares remain authorized for repurchase under this program. There is no expiration date for the program.

ITEM 6 - EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	1995 Long-Term Incentive Stock Plan, as amended January 25, 2007

10.2	1998 Long-Term Incentive Plan, as amended January 25, 2007

10.3	2002 Long-Term Incentive Stock Plan, as amended January 25, 2007

10.4	Amended and Restated Sara Lee Corporation 1999 Non-Employee Director Stock Plan, as amended January 25, 2007

10.5	Sara Lee Corporation Executive Management Long-Term Incentive Program, Fiscal Years 2007-2009

10.6	Form of Executive Management Long-Term Incentive Program FY07-09 Grant Notice and Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ Wayne R. Szypulski
Wayne R. Szypulski
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: February 7, 2007