Form 10-Q
period 2007-03-31
Sara Lee Corp
filed 2007-05-10
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer      X        Accelerated filer                  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                      No      X

On March 31, 2007, the Registrant had 734,581,146 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. The third quarter and first nine months of fiscal 2007 ended on March 31, 2007 and the third quarter and first nine months of fiscal 2006 ended on April 1, 2006. Each of these quarters was a thirteen-week period and each nine-month period was a thirty-nine week period.

The Consolidated Financial Statements for the quarters and nine month periods ended March 31, 2007 and April 1, 2006 and the balance sheet as of July 1, 2006 included herein have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation”), all adjustments (which include only normal recurring adjustments) necessary to make a fair statement of the financial position at March 31, 2007 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet as of July 1, 2006 and the Consolidated Statement of Common Stockholders’ Equity for the period July 2, 2005 to July 1, 2006 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the fiscal year ended July 1, 2006. The results of operations for the quarter and first nine months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at March 31, 2007 and July 1, 2006

(Unaudited)

(In millions)

	March 31, 2007	July 1, 2006
Assets
Cash and equivalents	$2,232	$2,231
Short-term investments	359	—
Trade accounts receivable, less allowances	1,287	1,216
Inventories
Finished goods	731	603
Work in process	36	38
Materials and supplies	305	278

	1,072	919
Other current assets	295	317
Assets of discontinued operations held for disposal	—	2,253

Total current assets	5,245	6,936
Other noncurrent assets	106	109
Property, net of accumulated depreciation of $2,883 and $2,708, respectively	2,373	2,319
Trademarks and other identifiable intangibles, net	1,043	1,049
Goodwill	2,713	2,774
Assets held for sale	2	1
Assets of discontinued operations held for disposal	—	1,563

	$11,482	$14,751

Liabilities and Stockholders’ Equity
Notes payable	$40	$1,776
Accounts payable	926	1,022
Accrued liabilities	1,990	2,252
Current maturities of long-term debt	981	366
Liabilities of discontinued operations held for disposal	—	1,024

Total current liabilities	3,937	6,440
Long-term debt	3,241	3,806
Pension obligation	269	233
Deferred tax liability	171	66
Other liabilities	1,176	1,327
Liabilities of discontinued operations held for disposal	—	367
Minority interests in subsidiaries	58	63
Common stockholders’ equity	2,630	2,449

	$11,482	$14,751

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarter and Nine Months Ended March 31, 2007 and April 1, 2006

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Continuing operations
Net sales	$3,006	$2,754	$9,079	$8,491

Cost of sales	1,820	1,694	5,588	5,217
Selling, general and administrative expenses	1,000	923	2,982	2,875
Net charges for (income from) exit activities, asset and business dispositions	30	(14)	69	41
Impairment charges	4	—	156	—
Contingent sale proceeds	—	—	(120)	(114)
Interest expense	66	76	203	224
Interest income	(36)	(18)	(96)	(55)

	2,884	2,661	8,782	8,188

Income from continuing operations before income taxes	122	93	297	303
Income tax expense (benefit)	9	16	(14)	82

Income from continuing operations	113	77	311	221

Discontinued operations

Net income (loss) from discontinued operations, net of tax expense of $0, $39, $30, and $4	—	(102)	62	44
Gain on disposition of discontinued operations, net of tax expense (benefit) of $0, ($43), $2, and $60	3	67	14	282

Net income	$116	$42	$387	$547

Income from continuing operations per common share
Basic	$0.15	$0.10	$0.42	$0.29

Diluted	$0.15	$0.10	$0.42	$0.29

Net income per common share
Basic	$0.16	$0.06	$0.52	$0.71

Diluted	$0.16	$0.06	$0.52	$0.71

Average shares outstanding
Basic	735	761	744	768

Diluted	738	765	746	770

Cash dividends per common share	$0.1000	$0.1975	$0.3000	$0.5925

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders' Equity

For the Period July 2, 2005 to March 31, 2007

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at July 2, 2005	$2,732	$8	$79	$4,361	$(155)	$(1,561)
Net income	547	—	—	547	—	—	$547
Translation adjustments, net of tax	(15)	—	—	—	—	(15)	(15)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	(31)	—	—	—	—	(31)	(31)

Comprehensive income							$501

Cash dividends -
Common ($0.5925 per share)	(454)	—	—	(454)	—	—
Stock issuances (cancellations) -
Stock option and benefit plans	28	—	28	—	—	—
Restricted stock	46	—	46	—	—	—
Share repurchases and retirement	(561)	—	(107)	(454)	—	—
ESOP contributions and other	5	—	(1)	—	6	—

Balances at April 1, 2006	2,297	8	45	4,000	(149)	(1,607)

Net income	8	—	—	8	—	—	$8
Translation adjustments, net of tax	85	—	—	—	—	85	85
Minimum pension liability, net of tax	180	—	—	—	—	180	180
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	3	—	—	—	—	3	3

Comprehensive income							$276

Cash dividends -
Common ($0.1975 per share)	(157)	—	—	(157)	—	—
Stock issuances (cancellations) -
Stock option and benefit plans	5	—	5	—	—	—
Restricted stock	9	—	9	—	—	—
Tax benefit related to stock-based compensation	1	—	1	—	—	—
ESOP contributions and other	18	—	2	4	12	—

Balances at July 1, 2006	2,449	8	62	3,855	(137)	(1,339)

Net income	387	—	—	387	—	—	$387
Translation adjustments, net of tax	462	—	—	—	—	462	462
Minimum pension liability, net of tax	(36)	—	—	—	—	(36)	(36)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	29	—	—	—	—	29	29

Comprehensive income							$842

Cash dividends - Common ($0.30 per share)	(225)	—	—	(225)	—	—
Spin off of Hanesbrands Inc. business	(18)	—	—	(85)	—	67
Stock issuances (cancellations) -
Stock option and benefit plans	39	—	39	—	—	—
Restricted stock	26	—	26	—	—	—
Tax benefit related to stock-based compensation	2	—	2	—	—	—
Share repurchases and retirement	(490)	—	(105)	(385)	—	—
Other	5	(1)	1	—	5	—

Balances at March 31, 2007	$2,630	$7	$25	$3,547	$(132)	$(817)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2007 and April 1, 2006

(In millions)

(Unaudited)

	Nine Months Ended
	March 31, 2007	April 1, 2006
Operating activities -
Net income	$387	$547
Less: Cash received from contingent sale proceeds	(120)	(114)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	320	394
Amortization of intangibles	89	118
Impairment charges	156	394
Net gain on business dispositions	(38)	(428)
Decrease in deferred income taxes	(29)	(107)
Other	75	(5)
Changes in current assets and liabilities, net of businesses acquired and sold	(742)	64

Net cash from operating activities	98	863

Investment activities -
Purchases of property and equipment	(354)	(355)
Purchases of software and other intangibles	(73)	(12)
Acquisitions of businesses and investments	—	(76)
Dispositions of businesses and investments	351	672
Cash received from loans receivable	688	33
Cash received from contingent sale proceeds	120	114
Cash used in derivative transactions	(25)	(37)
Cash used to invest in short-term investments	(639)	—
Cash received from maturing short-term investments	299	—
Sales of assets	59	78

Net cash from investment activities	426	417

Financing activities -
Issuances of common stock	33	22
Purchases of common stock	(490)	(562)
Borrowings of long-term debt	2,895	35
Repayments of long-term debt	(407)	(243)
Short-term (repayments) borrowings, net	(1,713)	1,344
Cash transferred to Hanesbrands Inc. in spin off	(650)	—
Payments of dividends	(301)	(459)

Net cash (used in) from financing activities	(633)	137

Effect of changes in foreign exchange rates on cash	96	17

(Decrease) increase in cash and equivalents	(13)	1,434
Add: Cash balance of discontinued operations at beginning of year	14	37
Less: Cash balance of discontinued operations at end of quarter	—	(32)
Cash and equivalents at beginning of year	2,231	533

Cash and equivalents at end of quarter	$2,232	$1,972

Components of changes in current assets and liabilities:
Decrease in trade accounts receivable	$8	$79
(Increase) decrease in inventories	(138)	47
Increase in other current assets	(36)	(72)
Decrease in accounts payable	(52)	(131)
Decrease in accrued liabilities	(245)	(30)
(Decrease) increase in accrued taxes	(279)	171

Changes in current assets and liabilities, net of businesses acquired and sold	$(742)	$64

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the quarter and nine month periods ended March 31, 2007, options to purchase 33.4 million and 35.9 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and nine month periods ended April 1, 2006, options to purchase 48.1 million and 44.8 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The average shares outstanding declined in the first nine months of fiscal 2007 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. During the first nine months of fiscal 2007, the corporation repurchased 30.7 million shares of common stock for a purchase price of $490 million. The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock. At March 31, 2007, 55.6 million shares remain authorized for repurchase under this program. The timing and amount of future share repurchases will be based upon market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and – diluted for the third quarter and first nine months of fiscal 2007 and fiscal 2006:

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter ended		Nine Months ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Income from continuing operations	$113	$77	$311	$221
Income (loss) from discontinued operations, net of tax	—	(102)	62	44
Gain on disposition of discontinued operations, net of tax	3	67	14	282

Net income	$116	$42	$387	$547

Average shares outstanding – basic	735	761	744	768
Dilutive effect of stock option and award plans	3	4	2	2

Diluted shares outstanding	738	765	746	770

Income (loss) from continuing operations per share
Basic	$0.15	$0.10	$0.42	$0.29

Diluted	$0.15	$0.10	$0.42	$0.29

Income (loss) from discontinued operations per share
Basic	$—	$(0.04)	$0.10	$0.43

Diluted	$—	$(0.04)	$0.10	$0.42

Net income (loss) per common share
Basic	$0.16	$0.06	$0.52	$0.71

Diluted	$0.16	$0.06	$0.52	$0.71

2. Segment Information

The following is a general description of the corporation’s six business segments. In the first quarter of fiscal 2007, the corporation completed the spin off of its branded apparel operations in the Americas/Asia. The Branded Apparel Americas/Asia business was previously reported as a separate segment. This business, which is now known as Hanesbrands Inc. (Hanesbrands), was spun off to the corporation’s shareholders and began being reported as a discontinued operation in the first quarter of fiscal 2007. The spin off of Hanesbrands is more fully described below in Note 4, “Discontinued Operations.” In the second quarter of fiscal 2007, the corporation changed the reporting structure of its internal organization, and management responsibility for an operating plant was moved from the International Beverage segment to the Foodservice segment. Prior period results have been restated to reflect both the Hanesbrands business as a discontinued operation and the change in operating responsibility for the operating plant from the International Beverage segment to the Foodservice segment.

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

The following is a summary of sales and operating segment income by business segment for the third quarter and first nine months of fiscal years 2007 and 2006:

	Net Sales		Income (Loss) from Continuing Operations Before Income Taxes
(In millions)	Third Quarter Fiscal 2007	Third Quarter Fiscal 2006	Third Quarter Fiscal 2007	Third Quarter Fiscal 2006
North American Retail Meats	$645	$607	$31	$50
North American Retail Bakery	476	449	(12)	(6)
Foodservice	529	521	39	28
International Beverage	658	560	121	127
International Bakery	195	175	14	13
Household and Body Care	507	443	59	40

Total business segments	3,010	2,755	252	252
Intersegment sales	(4)	(1)	—	—

Total net sales and operating segment income	3,006	2,754	252	252
Amortization of intangibles	—	—	(17)	(16)
General corporate expenses	—	—	(83)	(85)

Total net sales and operating income	3,006	2,754	152	151
Net interest expense	—	—	(30)	(58)

Net sales and income from continuing operations before income taxes	$3,006	$2,754	$122	$93

	Net Sales		Income (Loss) from Continuing Operations Before Income Taxes
(In millions)	Nine Months Fiscal 2007	Nine Months Fiscal 2006	Nine Months Fiscal 2007	Nine Months Fiscal 2006
North American Retail Meats	$1,963	$1,894	$52	$117
North American Retail Bakery	1,474	1,372	(4)	(27)
Foodservice	1,681	1,651	117	96
International Beverage	1,896	1,683	203	257
International Bakery	594	557	32	46
Household and Body Care	1,481	1,340	193	155

Total business segments	9,089	8,497	593	644
Intersegment sales	(10)	(6)	—	—

Total net sales and operating segment income	9,079	8,491	593	644

Amortization of intangibles	—	—	(49)	(45)
General corporate expenses	—	—	(260)	(241)
Contingent sale proceeds	—	—	120	114

Total net sales and operating income	9,079	8,491	404	472
Net interest expense	—	—	(107)	(169)

Net sales and income from continuing operations before income taxes	$9,079	$8,491	$297	$303

3. Impairment Charges – Continuing Operations

The corporation recognized impairment charges in the first nine months of fiscal 2007 which are comprised of the following components:

Nine months ended March 31, 2007

(In millions)	Goodwill Impairment	Trademark Impairment	Property Impairment	Investment Impairment	Total Impairment
International Beverage	$92	$26	$—	$—	$118
North American Retail Meats	—	—	34	—	34
Household and Body Care	—	—	—	4	4

Pretax impairment charge	92	26	34	4	156
Tax expense (benefit)	—	(9)	(12)	—	(21)

Impact on net income	$92	$17	$22	$4	$135

Investment Impairment – The corporation owns and operates a manufacturing plant in Zimbabwe that is included in the Household and Body Care segment. Changes in local governmental regulations in Zimbabwe include severe foreign exchange restrictions which inhibit the corporation from declaring dividends and repatriating earnings from the local operation. Based on these severe foreign exchange restrictions and general economic uncertainty in this economy, the corporation has considered the investment in the local business impaired, recognized a pretax and after tax impairment charge in the third quarter of fiscal 2007 for $4 million, and deconsolidated the business at the end of the third quarter of fiscal 2007. The remaining investment in these operations will be recorded as a cost basis investment and has a value of less than $1 million.

Goodwill Impairment – The corporation tests the goodwill associated with each of its reporting units for impairment in the second quarter of each year. As part of this review, the corporation concluded that the carrying amount of its Brazilian and Austrian coffee reporting units, which are reported in the International Beverage segment, exceeded their respective fair values. As a result, the corporation compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $92 million impairment loss needed to be recognized. Of this amount, $86 million relates to the Brazilian reporting unit and $6 million relates to the Austrian reporting unit. The impairment loss recognized equals the entire remaining amount of goodwill in each reporting unit. In prior years, the corporation had recognized goodwill impairment losses of $23 million and $1 million for the Brazilian and Austrian reporting units, respectively.

The Brazilian coffee operation has experienced a sustained decline in profitability due to a highly competitive market in which the business operates. In management's judgment, the Brazilian market has experienced a significant amount of price competition as a result of general economic conditions, and consumers have been unwilling to pay the premium prices previously anticipated. As a result of the sustained underperformance of this business, management has revised its future cash flow expectations. These revised future cash flow expectations, along with comparable fair value information from the recent sale of a coffee business of comparable size and profitability, resulted in the corporation lowering its estimate of fair value of the business in the fiscal 2007 impairment review. Similarly, the underperformance of the Austrian business in recent periods led the corporation to lower its forecasted future cash flow expectations and resultant estimate of fair value.

No tax benefit was recognized on either the Brazilian or Austrian goodwill impairment losses.

After considering the lower future profit expectations for the Brazilian operations, the corporation has concluded that it was necessary to recognize a full $27 million valuation reserve on the net deferred tax assets related to the Brazilian tax jurisdiction which is reported as tax expense in the Consolidated Statement of Income.

Trademark Impairment – In conjunction with the actions resulting in the impairment of the Brazilian goodwill, the corporation assessed the realization of its long-lived assets associated with this held- for-use asset grouping. The primary asset in the asset group was determined to be trademarks, which had a carrying value of $47 million and are being amortized over 10 years. Using the anticipated undiscounted cash flows of the asset group, the corporation concluded that the asset group was not fully recoverable. As a result of this evaluation, the corporation concluded that the carrying value of the trademarks exceeded the fair value by $26 million. The fair value of the trademarks was estimated using the royalty saved method. The after tax impact of the trademark impairment is $17 million.

In conjunction with the annual impairment review, the corporation also concluded that certain Household and Body Care trademarks, having a carrying value of $99 million, no longer had an indefinite life and would be amortized over periods ranging from 5 to 20 years. The carrying value of all trademarks and identifiable intangible assets as of March 31, 2007 was $1,043 million of which $956 million is subject to amortization and $87 million is not subject to amortization.

Property Impairment – During the second quarter of fiscal 2007, management completed an analysis of the manufacturing activities being conducted at a facility that is part of the North American Retail Meats segment. As a result of this analysis, the corporation concluded that operations at this facility would be substantially reduced in order to improve efficiency and long-term profitability. Certain of the activities performed at the location have been transferred to more efficient third-party suppliers and others have been eliminated as part of the shutdown of this plant. These actions are consistent with the corporation's previously announced transformation plan. Based upon the results of a third-party appraisal and internal estimates of cash flows to be generated through the date of disposition, the corporation concluded that it was necessary to recognize an impairment charge of $34 million for this asset group in the first nine months of fiscal 2007. The after tax impact of this impairment loss is $22 million.

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

The amounts in the table below reflect the operating results of the businesses reported as discontinued operations for the third quarter and first nine months of fiscal 2006.

	Quarter ended April 1, 2006			Nine Months ended April 1, 2006
(In millions)	Net Sales	Pretax Income (Loss)	Income (Loss)	Net Sales	Pretax Income (Loss)	Income (Loss)
Direct Selling	$—	$—	$—	$202	$13	$54
U.S. Retail Coffee	—	—	—	122	(45)	(39)
European Branded Apparel	94	1	(1)	641	(186)	(153)
European Nuts & Snacks	14	2	—	42	5	2
U.K. Apparel	112	(46)	(45)	361	(51)	(51)
U.S. Meat Snacks	6	(13)	(8)	22	(14)	(9)
European Meats	262	(111)	(108)	831	(74)	(60)
Branded Apparel Americas/Asia	1,035	105	60	3,353	400	300

Total	$1,523	$(62)	$(102)	$5,574	$48	$44

The fiscal 2006 operating results of discontinued operations were impacted by certain impairment charges. The charges and the factors which gave rise to these charges are set out below.

	Quarter ended April 1, 2006			Nine Months ended April 1, 2006
(In millions)	Pretax Impairment Charge	Tax Benefit	After Tax Charge	Pretax Impairment Charge	Tax Benefit	After Tax Charge
European Branded Apparel	$—	$(2)	$(2)	$(179)	$47	$(132)
U.S. Retail Coffee	—	—	—	(44)	5	(39)
U.K. Apparel	(33)	—	(33)	(34)	—	(34)
U.S. Meats Snacks	(12)	5	(7)	(12)	5	(7)
European Meats	(125)	—	(125)	(125)	—	(125)

Total Impairment Charge Recognized in Discontinued Operations	$(170)	$3	$(167)	$(394)	$57	$(337)

European Branded Apparel Impairment – During fiscal 2005, steps were taken to market and identify potential buyers for this business. As part of this process, the corporation received a series of nonbinding bids for this business. During the process, the operating results of the business deteriorated and failed to meet planned expectations. Prospective buyers reacted to this downturn by progressively lowering their offers. In the first quarter of fiscal 2006, the corporation entered into exclusive negotiations with a prospective buyer, classified the business as held for sale and reported it as a discontinued operation. As a result of these events in the first quarter of fiscal 2006, the corporation conducted an impairment review and utilizing the agreed upon selling price, recognized a pretax impairment charge of $179 million. The sale of this business closed in the third quarter of fiscal 2006.

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

U.K. Apparel Impairment – During fiscal 2005, steps were taken to market and identify potential buyers for the U.K. Apparel business. As part of this process, the corporation concluded that it would need to reach an agreement with the trustees of the U.K. pension plans regarding how the pension obligation related to this business would be funded prior to finalizing a decision to dispose of the apparel business. In the second quarter of fiscal 2006, the future funding of the U.K. plans was resolved with plan trustees, and the corporation concluded that it would sell these operations while retaining the pension and certain other obligations of the business. At this time, the corporation also concluded that it would dispose of this business in two separate sales transactions: one being the Courtaulds operations and the other being the corporation’s ownership interest in several Sri Lankan ventures that supply a portion of the Courtaulds inventory needs. As a result of this activity, at the end of the second quarter of fiscal 2006, the corporation concluded that both businesses were held for sale, reported them as discontinued operations and recognized an impairment loss of $1 million to write down the carrying value of the Courtaulds business to zero. As a result of continuing negotiations with the same buyer, in the third quarter of fiscal 2006, the corporation concluded that it would be necessary to leave cash and a higher amount of working capital in the business in order to complete the sale. This resulted in the recognition of a $33 million impairment charge in the third quarter of fiscal 2006 with no tax benefit. Both the Courtaulds business and the corporation’s ownership interest in the Sri Lankan ventures were sold in June 2006.

U.S. Meat Snacks Impairment – The U.S. Meat Snacks operation was classified as held for sale and reported as a discontinued operation in the third quarter of fiscal 2006. During the third quarter of fiscal 2006, the corporation entered into an agreement to sell this operation for $9 million which was less than the carrying value of the business. As a result of these developments, the goodwill of the business was evaluated for impairment under SFAS 142. The determination of the implied fair value of the goodwill utilized the selling price and involved a number of estimates, including the assessment of the fair value of the property and the intangible assets of the business. As a result of this evaluation, the corporation recognized a goodwill impairment charge of $12 million pretax and $7 million after tax in the third quarter of fiscal 2006. After the recognition of the goodwill impairment, the fair value of the business exceeded its carrying value. In May 2006, the corporation closed on the sale of this business.

European Meats Impairment – During fiscal 2006, the corporation initiated steps to sell this business, received a series of nonbinding offers and entered into discussions with various third parties who had expressed interest in acquiring this business. At the end of the third quarter of fiscal 2006, the corporation concluded that it was probable that the business would be sold in the next year, classified the business as held for sale and reported it as a discontinued operation. The carrying value of the business, including the cumulative translation adjustment, was determined to exceed its fair value and the corporation evaluated the recoverability of the long-lived assets. The measurement process utilized the third-party offers received for the business and involved a number of judgments, including estimates of the fair value of the property and amortizable intangible assets of the business. As a result of the evaluation, the corporation recognized a $125 million goodwill impairment charge with no tax benefit in the third quarter of fiscal 2006.

Gain on the Disposition of Discontinued Operations

During the first nine months of fiscal 2007 and fiscal 2006, the corporation completed the disposition of certain businesses that were reported as discontinued operations. The gain (loss) recognized is summarized in the following tables. A further discussion of each disposition follows:

	Quarter ended March 31, 2007			Nine Months ended March 31, 2007
(In millions)	Pretax Gain (Loss) on Disposition	Tax (Charge) Benefit	After Tax Gain (Loss)	Pretax Gain (Loss) on Disposition	Tax (Charge) Benefit	After Tax Gain (Loss)
European Meats	$—	$—	$—	$29	$—	$29
U.K. Apparel	3		3	3		3
Philippines Portion of European Branded Apparel	—	—	—	8	(2)	6
Branded Apparel Americas/Asia	—	—	—	(24)	—	(24)

Total	$3	$—	$3	$16	$(2)	$14

	Quarter ended April 1, 2006			Nine Months ended April 1, 2006
(In millions)	Pretax Gain (Loss) on Disposition	Tax (Charge) Benefit	After Tax Gain (Loss)	Pretax Gain (Loss) on Disposition	Tax (Charge) Benefit	After Tax Gain (Loss)
Direct Selling	$(10)	$3	$(7)	$303	$(98)	$205
European Branded Apparel	34	40	74	34	40	74
U.S. Retail Coffee	—	—	—	5	(2)	3

Total	$24	$43	$67	$342	$(60)	$282

Transactions Completed During the First Nine Months of Fiscal 2007

European Meats – In June 2006, the corporation entered into a definitive agreement to sell its European Meats business. The transaction closed in August 2006 after receiving European regulatory approval and the corporation recognized a pretax and after tax gain of $29 million on the disposition. The year-to-date gain on disposition includes a charge of $5 million taken in the second quarter of fiscal 2007 to recognize certain customary postclosing adjustments related to the disposition of this business. The capital gain related to this transaction was offset by capital losses on other disposition transactions. A total of $337 million of cash proceeds was received from the disposition of the business and an additional $238 million was received from the repayment of an obligation to the corporation, which was included in the net assets sold.

The sale agreement provides for working capital and other customary postclosing adjustments relating to the assets transferred. The final resolution of these items may impact the gain recognized. The corporation has not had any significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity. Prior to the change in the corporation’s reportable segments in fiscal 2006, the European Meats business had been reported within the Meats segment.

U.K. Branded Apparel – The U.K. Apparel business was sold in June 2006 in two transactions, with one buyer purchasing certain manufacturing operations in Sri Lanka and a separate buyer purchasing the Courtaulds operations centered in the U.K. The corporation recognized in the fourth quarter of fiscal 2006 a pretax and after tax gain of $22 million from selling the U.K. Apparel operations which was primarily related to the sale of the Sri Lankan operations. The gain on these sales was not subject to tax. The sale agreement provides for working capital and other customary postclosing adjustments relating to the assets transferred. In the third quarter of fiscal 2007, the corporation recognized $3 million of income resulting from the settlement of the working capital adjustment. After the sale, the corporation has not had any continuing involvement in the business and has not had any material direct cash inflows or outflows with the sold entity. Prior to the change in the corporation’s reportable segments in fiscal 2006, the U.K Branded Apparel business had been reported within the Branded Apparel segment.

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

The corporation has no significant continuing involvement in this business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity. Prior to the change in the corporation’s reportable segments in fiscal 2006, the Philippines portion of the European Branded Apparel business had been reported within the Branded Apparel segment.

Branded Apparel Americas/Asia – In February 2005, as part of its transformation plan, the corporation announced its intent to spin off the corporation’s apparel business in the Americas/Asia. This business is referred to as Branded Apparel Americas/Asia. In preparation for the spin off, the corporation incorporated Hanesbrands Inc., a Maryland corporation to which it transferred the assets and liabilities that relate to the Branded Apparel Americas/Asia business. On September 5, 2006, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, Hanesbrands received $2,558 million of cash proceeds. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. Immediately following this dividend payment, Sara Lee distributed to each stockholder of record one share of Hanesbrands common stock for every eight shares of Sara Lee common stock held. The spin off was tax free to the corporation and its shareholders. The net assets of the Hanesbrands business distributed were $18 million and this amount is reflected as a dividend in the corporation’s Consolidated Statements of Common Stockholders’ Equity.

After the spin off was completed, Hanesbrands paid $450 million to the corporation to settle the note payable it had with Sara Lee Corporation. In addition, the corporation recognized $24 million of investment banker and other fees as a direct result of this transaction. These amounts are recognized as part of the net gain on disposal of discontinued operations in the first nine months of fiscal 2007.

The corporation and Hanesbrands have entered into a transitional services agreement to provide for the orderly separation of the two businesses and transition of various functions and processes. The terms of the agreement apply to specific functions or actions including certain accounting, payroll and tax processing, information technology services, and other services that will be performed for certain periods of time, which in each case is less than one year. The corporation has no significant continuing involvement in this business after the disposal date and does not expect any material direct cash inflows or outflows with this business. Prior to the change in the corporation’s reportable segments in fiscal 2006, the Branded Apparel Americas/Asia business had been reported within the Branded Apparel segment.

Transactions Completed During the First Nine Months of Fiscal 2006

Direct Selling - On August 10, 2005, the corporation announced that it had entered into a definitive agreement to sell this business, and in December 2005, the corporation completed the sale of substantially all of the operations except certain operations located in the Philippines which were awaiting local governmental approval. The net pretax and after tax gain recognized in the first nine months of fiscal 2006 was $303 million and $205 million, respectively, and the corporation received the following consideration during the first nine months of fiscal 2006:

•	$370 million, which consists of $413 million of cash received less $43 million of cash that was included in the net assets transferred to the buyer.

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

In June 2006, after receiving local governmental approval, the corporation recognized the sale of the Philippines operations, completed certain customary postclosing adjustments related to the disposition and recognized the receipt of an additional $50 million of net cash proceeds. The net pretax and after tax gain recognized from the sale of the Philippines business in fiscal 2006 was $24 million and $15 million, respectively.

The sale agreement provides for working capital and other customary postclosing adjustments relating to the assets transferred. The final resolution of these items will impact the gain recognized. The corporation expects to complete the remaining postclosing adjustments in 2007. Under the terms of the sale agreement, the corporation has no significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity. Prior to the change in the corporation’s reportable segments in fiscal 2006, the Direct Selling business had been reported within the Household Products segment.

European Branded Apparel – During the third quarter of fiscal 2006, the corporation sold substantially all of the Branded Apparel Europe business. Using foreign exchange rates on the date of the transaction, the corporation received cash proceeds of $117 million and recognized pretax and after tax gains of $34 million and $74 million, respectively. The tax benefit recognized on the transaction resulted from a capital loss which the corporation was able to carryback against a capital gain recognized in a prior transaction. The definitive sales agreement provided for the sale of certain operations in the Philippines; however, transfer of legal title to these assets was awaiting the receipt of local government approval. In September 2006, upon receiving local government approval, the corporation completed the legal transfer of the assets and recognized a pretax and after tax gain of $8 million and $6 million, respectively, in the first quarter of fiscal 2007.

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

Under the terms of the sale agreement, the corporation retained certain of the pension obligations of this business. As a result of an agreement reached with the trustees of the retained plan, it was agreed that annuities would be purchased to settle the related obligations. At the present time, the corporation expects that annuities will be purchased and the pension obligation will be settled in fiscal 2008. The impact of the settlement on the corporation’s earnings will depend upon the amount of the unrecognized actuarial loss at the settlement date. The unrecognized actuarial loss at the start of fiscal 2007 was $66 million and approximately $21 million of amortization of the unrecognized actuarial loss will occur during fiscal 2007. The fair value of plan assets currently exceeds the projected benefit obligation and in the event of a decline in asset values, the corporation would be required to fund the shortfall in the plan. The corporation does not anticipate that additional cash contributions to the plan will be needed to settle this obligation.

Prior to the change in the corporation’s reportable segments in fiscal 2006, the European Branded Apparel business had been reported within the Branded Apparel segment.

U.S. Retail Coffee - In the first quarter of fiscal 2006, the corporation announced that it had entered into an agreement to sell its U.S. Retail Coffee business, and in the second quarter of fiscal 2006, the transaction closed. The corporation received $82 million of cash at closing and recognized a pretax and after tax gain of $5 million and $3 million, respectively. The sale agreement provided for a future payment to be made to the corporation of up to $2.5 million if the business generated a defined level of profits in the first year after the disposal. However, the business has not generated sufficient profits and as such, no additional payments will be received.

Under the terms of the sale agreement, the corporation has no significant continuing involvement in the business after the disposal date and does not expect any material direct cash inflows or outflows with the sold entity.

Prior to the change in the corporation’s reportable segments in fiscal 2006, the U.S. Retail Coffee business had been reported within the Beverage segment.

The following is a summary of the net assets held for disposal as of March 31, 2007 and July 1, 2006. At March 31, 2007, all assets reported as discontinued operations had been disposed of. At July 1, 2006, these amounts included the net assets of the Branded Apparel Americas/Asia, European Meats and the European Branded Apparel business in the Philippines. The change in the net assets held for disposal between July 1, 2006 and March 31, 2007 is the result of the assets disposed of in the spin off of Hanesbrands and completed sales transactions.

(In millions)	March 31, 2007	July 1, 2006
Cash and equivalents	$—	$14
Trade accounts receivable	—	680
Inventories	—	1,367
Other current assets	—	192

Total current assets of discontinued operations held for disposal	—	2,253

Property	—	831
Trademarks and other intangibles	—	287
Goodwill	—	279
Other assets	—	166

Assets of discontinued operations held for disposal	$—	$3,816

Notes payable	$—	$7
Accounts payable	—	344
Accrued expenses and other current liabilities	—	673

Total current liabilities of discontinued operations held for disposal	—	1,024

Other liabilities	—	367
Cumulative translation adjustment of businesses held for disposal	—	(224)

Liabilities and cumulative translation adjustment of discontinued operations held for disposal	$—	$1,167

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

The reported results for the third quarter and first nine months of fiscal years 2007 and 2006 reflect amounts recognized for exit, disposal and transformation actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following is a summary of the (income) expense associated with these actions:

	Third Quarter Ended		Nine Months Ended
(In millions)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Exit activities	$33	$35	$86	$107
Asset and business disposition actions	(3)	(49)	(16)	(66)
Transformation and other restructuring activities	35	52	123	124

	65	38	193	165

Adjustments to charges recognized in prior years	—	—	(1)	—

Reduction in income from continuing operations before income taxes	$65	$38	$192	$165

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income of the corporation:

	Third Quarter Ended		Nine Months Ended
(In millions)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Cost of sales:
Accelerated depreciation	$—	$17	$29	$21
Transformation charges	2	—	6	—
Selling, general and administrative expenses:
Transformation charges	33	44	87	109
Accelerated depreciation	—	(9)	1	8
Vacation policy change	—	—	—	(14)
Net charges for (income from):
Exit activities	33	35	85	107
Asset and business dispositions	(3)	(49)	(16)	(66)

Reduction in income from continuing operations before income taxes	65	38	192	165
Income tax benefit	(24)	(12)	(71)	(55)

Reduction in income from continuing operations	$41	$26	$121	$110

Impact on diluted EPS from continuing operations	$0.06	$0.03	$0.16	$0.14

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Third Quarter Ended		Nine Months Ended
(In millions)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
North American Retail Meats	$24	$9	$64	$31
North American Retail Bakery	14	6	24	21
Foodservice	3	5	9	8
International Beverage	7	(23)	16	28
International Bakery	1	(2)	10	4
Household and Body Care	7	14	10	6

Decrease (increase) in operating segment income	56	9	133	98
Increase in general corporate expenses	9	29	59	67

Total	$65	$38	$192	$165

The following provides a detailed description of the exit, disposal and transformation activities impacting the reported results for the third quarter and first nine months of fiscal years 2007 and 2006.

Fiscal 2007

As a part of the transformation plan, the corporation approved a series of actions in the third quarter and first nine months of fiscal 2007 related to exit, disposal and transformation activities. Net charges of $65 million and $193 million were recognized during the third quarter and first nine months of fiscal 2007, respectively, related to these approved actions. The composition of these charges is as follows:

Amounts Recognized in “Net charges for exit activities, asset and business dispositions” line of the Consolidated Statement of Income –

•

$33 million of the third quarter charge is for the net cost associated with terminating employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. This net charge includes the cost to terminate 1,352 employees impacted by actions approved by management in the third quarter. For the first nine months of fiscal 2007, a net charge of $73 million was incurred related to the cost to terminate 2,335 employees. This headcount estimate includes the impact of certain adjustments to reflect current planned actions. The specific locations of these employees and the status of the terminations are summarized in a table contained in this note.

•

$12 million of the net charge for the first nine months of fiscal 2007 relates to the net cost to exit certain noncancelable lease and other contractual obligations, including leased space for the former corporate headquarters, two administrative buildings for the Foodservice and Household and Body Care segments, and a packaging facility for the Foodservice segment. These spaces had all been exited as of the end of the third quarter.

•

$1 million of the net charge for the first nine months of fiscal 2007 is related to the decision to abandon certain capitalized software in the International Beverage segment. With the corporation’s initiative to replace and improve information and technology systems under the transformation plan, certain software was identified as no longer being viable in the new technology environment. As a result, this software was abandoned and written off in the second quarter of fiscal 2007.

•

$3 million of the third quarter charge is related to certain net credit adjustments realized on various asset and business disposition actions previously approved in prior periods. For the first nine months of fiscal 2007, a net gain of $16 million was realized and is related to various asset and business disposition actions. Included in this amount is a $19 million gain related to completed transactions in the Household and Body Care business segment, the most significant of which are a $14 million gain on the sale of a Spanish office building and a $4 million gain on the sale of an Australian manufacturing and administrative facility. The total cash proceeds from these asset dispositions were $26 million. Offsetting these gains are $3 million of net charges consisting primarily of costs associated with the disposal of businesses.

Amounts Recognized in “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income –

•

Accelerated Depreciation - For the first nine months of fiscal 2007, the corporation recognized a $30 million expense for increased depreciation on facilities and equipment previously targeted for disposition. Of this total, $26 million relates to North American meat processing facilities.

•

Other Transformation Costs – In the third quarter and first nine months of fiscal 2007, the corporation recognized other transformation costs of $35 million and $93 million, respectively. Substantially all of these costs are included in the following categories:

Employee-Related Costs – As part of the transformation plan, the corporation decided to centralize the management of its North American and European operations. As a result of this action, costs were incurred to relocate employees, recruit new employees and pay retention bonuses in order to preserve business continuity.

Information Technology Costs – In order to improve operational efficiency, the corporation decided to implement common information technology systems across the organization. Costs associated with assessing current systems, the evaluation of alternatives and process re-engineering were expensed as incurred.

Consulting and Other Costs – The corporation engaged a number of third-party consultants to assist in the development of strategic operating and financial plans, as well as to provide employee training and assistance in implementing the transformation plan and incurred certain other costs related to the transformation.

The following table summarizes the net charges recognized for exit, disposal and transformation activities approved during fiscal 2007 for continuing operations and the related status as of March 31, 2007.

(In millions)	Exit and Disposal Costs Recognized	Non-Cash Credits (Charges)	Asset and Business Disposition Gains	Cash Payments	Change in Estimate	Accrued Costs as of March 31, 2007
Employee termination and other benefits	$73	$—	$—	$(12)	$—	$61
Noncancelable lease and other contractual obligations	12	—	—	(2)	—	10
Losses on abandonment of assets	1	(1)	—	—	—	—
Asset and business disposition actions	(16)	—	19	(3)	—	—
Accelerated depreciation	30	(30)	—	—	—	—
Transformation costs	93	(10)	—	(80)	—	3

	$193	$(41)	$19	$(97)	$—	$74

The following table summarizes the location and business segment of the 2,335 employees targeted for termination in the fiscal 2007 charge:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	1,555	208	159	—	—	—	10	1,932
Europe	—	—	—	31	77	103	—	211
South America	—	—	—	192	—	—	—	192

	1,555	208	159	223	77	103	10	2,335

As of March 31, 2007
Actions Completed	1,490	149	57	38	33	20	3	1,790
Actions Remaining	65	59	102	185	44	83	7	545

	1,555	208	159	223	77	103	10	2,335

Fiscal 2006

As a part of the transformation plan, the corporation approved a series of actions in the third quarter and first nine months of fiscal 2006 related to exit, disposal and transformation activities. Net charges of $38 million and $165 million were recognized during the third quarter and first nine months of fiscal 2006, respectively, related to these approved actions. The composition of these charges is as follows:

Amounts Recognized in “Net charges for exit activities, asset and business dispositions” line of the Consolidated Statement of Income –

•

$33 million of the net charge for the third quarter was for the cost associated with terminating employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. This net charge included the cost to terminate 420 employees impacted by actions approved by management in the third quarter. For the first nine months of fiscal 2006, $100 million of the net charge was for the cost to terminate 1,242 employees. This headcount estimate included the impact of certain adjustments to reflect revised planned actions.

•

$2 million of the net charge for the third quarter was for the cost of certain noncancelable lease obligations related to the exit of an administrative facility for the Foodservice segment. For the first nine months of fiscal 2006, $7 million of the net charge was related to the noncancelable lease and other contractual obligations associated with the exit of the Foodservice facility, as well as two leased facilities for the North American Retail Meats and International Beverage segments. All three facilities have been exited.

•

$49 million of the third quarter charge related to a net gain realized on the disposition of certain assets. Included in this amount is a $55 million gain on the sale of working capital related to a European rice product line, which was partially offset by a $6 million net charge consisting primarily of professional fees incurred to prepare businesses for disposition. For the first nine months of fiscal 2006, a net gain of $66 million was realized on various asset and business disposition actions. The most significant of these transactions was the $55 million gain on the European rice product line and a $28 million gain on the sale of certain European skincare and sunscreen assets. Also included in this amount was a $4 million gain realized on the disposal of certain foreign investments and a $3 million gain related to the sale of a corporate aircraft. The total cash proceeds from these asset dispositions were $161 million. Offsetting these gains was a $24 million net charge consisting primarily of professional fees incurred in connection with preparing certain businesses for disposition.

Amounts Recognized in “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statement of Income –

•

Accelerated Depreciation – In the third quarter of fiscal 2006, the corporation recognized an $8 million expense for increased depreciation on facilities and equipment previously targeted for disposal. Increased depreciation expense was realized by various business segments, with the most significant recognized by North American Retail Meats - $3 million and Household and Body Care - $2 million.

For the first nine months of fiscal 2006, the corporation recognized a $29 million expense for increased depreciation on facilities and equipment previously targeted for disposition. Increased depreciation expense was realized by various business segments, with the most significant recognized by Household and Body Care - $11 million; North American Retail Bakery - $6 million; and North American Retail Meats - $5 million.

•

Other Transformation Costs – In the third quarter and first nine months of fiscal 2006, the corporation recognized other transformation costs of $44 million and $109 million, respectively. Substantially all of these costs are either related to the relocation, recruiting or retention of employees, third-party consultants or costs related to the improvement of information technology.

•

Change in Vacation Policy – $14 million of the net charge for the first nine months of fiscal 2006 related to income recognized as a result of the corporation’s decision to modify its vacation policy for U.S. employees during fiscal 2006. This change resulted in the forfeiture of certain vacation benefits that had been previously earned by employees. This credit is reflected in the “Selling, general and administrative expenses” line.

Status of Restructuring Reserves

In prior periods, the corporation approved and executed a number of actions to lower its overall cost structure. These actions are more fully described in the corporation’s annual Form 10-K and the following presents the current status of those actions and the amounts recognized on the Condensed Consolidated Balance Sheets of the corporation.

Fiscal 2006 Restructuring Actions

The following table summarizes the net charges recognized for the exit, disposal and transformation activities approved during fiscal 2006 for continuing operations and the related status as of March 31, 2007.

(In millions)	Exit and Disposal Costs Recognized	Non-Cash Credits (Charges)	Asset and Business Disposition Gains	Cash Payments	Change in Estimate	Accrued Costs as of March 31, 2007
Employee termination and other benefits	$159	$—	$—	$(80)	$(2)	$77
Noncancelable lease and other contractual obligations	8	—	—	(8)	3	3
Losses on abandonment of assets	6	(6)	—	—	—	—
Asset and business disposition actions	(78)	—	117	(39)	—	—
Accelerated depreciation	39	(39)	—	—	—	—
Transformation costs	159	(26)	—	(131)	—	2
Vacation policy change	(14)	14	—	—	—	—

	$279	$(57)	$117	$(258)	$1	$82

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	339	274	94	—	—	2	25	734
Canada	—	—	—	—	—	1	—	1
Europe	—	—	—	727	138	196	1	1,062
Australia	—	—	—	39	17	75	—	131
Asia	—	—	—	—	—	33	—	33

	339	274	94	766	155	307	26	1,961

As of March 31, 2007
Actions Completed	326	261	94	697	135	276	26	1,815
Actions Remaining	13	13	—	69	20	31	—	146

	339	274	94	766	155	307	26	1,961

Significant actions completed during the third quarter and first nine months of fiscal 2007 and the status of the remaining elements of the fiscal 2006 plan can be summarized as follows:

Employee Termination and Other Benefits – During the third quarter and first nine months of fiscal 2007, the corporation severed 121 and 717 employees, respectively, associated with the fiscal 2006 charge, and expects to sever the remaining 146 employees by the end of the fiscal year. During the first nine months of fiscal 2007, certain of these actions were completed for amounts that differed from those originally estimated. Actual costs to settle termination obligations varied from original estimates, and certain employees originally targeted for termination were not severed as originally planned. As a result, costs previously accrued were adjusted and resulted in an increase of $2 million to income from continuing operations before income taxes for the third quarter and for the first nine months of fiscal 2007.

Noncancelable Lease and Other Contractual Obligations – As of the end of fiscal 2006, the corporation had exited all of the facilities contemplated in this charge. During the third quarter of fiscal 2007, it was determined that the actual costs to settle certain of these lease obligations were more than originally estimated. As a result, costs previously accrued were adjusted and resulted in a decrease of $3 million to income from continuing operations before income taxes for the third quarter and for the first nine months of fiscal 2007.

Accelerated Depreciation – Of the $39 million total accelerated depreciation recognized, $30 million was reflected in the “Cost of sales” line and relates to the disposal of four manufacturing facilities and various manufacturing equipment. The three owned facilities had been closed as of the end of fiscal 2006 and two of these have since been sold. The fourth facility was leased and had been exited by the end of fiscal 2006. For the manufacturing equipment, all of the equipment has ceased being used. Additional accelerated depreciation has been recognized on this equipment during the first nine months of fiscal 2007. The remaining $9 million of accelerated depreciation was reflected in the “Selling, general and administrative expenses” line and relates to the exit of four administrative offices. One of the four facilities is owned and has been sold. For the three leased facilities, all have been exited.

Fiscal 2005 Restructuring Actions

The following table summarizes the net charges taken for the exit, disposal and restructuring actions approved during fiscal 2005 for continuing operations and the related status as of March 31, 2007.

(In millions)	Exit and Disposal Costs Recognized	Non-Cash Credits (Charges)	Asset and Business Disposition Gains	Cash Payments	Change in Estimate	Accrued Costs as of March 31, 2007
Employee termination and other benefits	$73	$—	$—	$(53)	$(3)	$17
Noncancelable lease and other contractual obligations	6	—	—	(6)	—	—
Asset and business disposition actions	(27)	—	61	(34)	—	—
Curtailment gains on benefit plans	(28)	28	—	—	—	—
Accelerated depreciation	21	(21)	—	—	—	—
Accelerated amortization	9	(9)	—	—	—	—
Transformation costs	9	—	—	(9)	—	—

	$63	$(2)	$61	$(102)	$(3)	$17

The following table summarizes the employee terminations by location and business segment. All actions had been completed by the end of fiscal 2006.

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	23	152	198	—	—	—	10	383
Europe	—	—	—	110	48	137	1	296
Australia	—	—	—	—	—	60	—	60

	23	152	198	110	48	197	11	739

Significant actions completed during the third quarter and the first nine months of fiscal 2007 and the status of the remaining elements of the fiscal 2005 plan can be summarized as follows:

Employee Terminations and Other Benefits – All termination actions were completed as of the end of fiscal 2006. During the third quarter of fiscal 2007, certain of the remaining severance obligations related to these actions were settled for amounts that differed from those originally estimated. As a result, costs previously accrued were adjusted and resulted in an increase of $1 million to income from continuing operations before income taxes for the third quarter and for the first nine months of fiscal 2007.

Accelerated Depreciation – The $21 million of accelerated depreciation is related to the disposal of six owned manufacturing facilities and certain manufacturing equipment. As of the end of the third quarter of fiscal 2007, three of the facilities have been sold and the remaining three facilities have been closed and are currently being marketed for sale.

Other Restructuring Actions

In prior periods, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure. During the second quarter of fiscal 2007, it was determined that the actual costs to settle certain of these remaining obligations were less than originally estimated. As a result, costs previously accrued were adjusted and resulted in an increase of $1 million to income from continuing operations before income taxes for the first nine months of fiscal 2007. As of March 31, 2007, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these actions total $4 million and represent various severance and noncancelable lease obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(In millions)	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Additional Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at July 2, 2005	$(731)	$(14)	$(816)	$(1,561)
Other comprehensive income (loss) activity	(15)	(31)	—	(46)

Balance at April 1, 2006	(746)	(45)	(816)	(1,607)
Other comprehensive income (loss) activity	85	3	180	268

Balance at July 1, 2006	(661)	(42)	(636)	(1,339)

Spin off of Hanesbrands	5	4	58	67

Disposition of European Meats business	229	—	—	229

Other comprehensive income (loss) activity	233	29	(36)	226

Balance at March 31, 2007	$(194)	$(9)	$(614)	$(817)

Comprehensive income in the third quarter of fiscal 2007 and 2006 was $179 million and $72 million, respectively. Comprehensive income in the first nine months of fiscal 2007 and 2006 was $842 million and $501 million, respectively.

7. Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s fiscal 2006 annual report on Form 10-K which is filed with the Securities and Exchange Commission. As of July 1, 2006, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $42 million. During the nine months ended March 31, 2007, $14 million of accumulated net derivative gains were deferred into Accumulated Other Comprehensive Income, $15 million of accumulated net derivative losses were released from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, and $4 million of net derivative losses were transferred to Hanesbrands as part of the spin off of this business, resulting in a balance in Accumulated Other Comprehensive Income at March 31, 2007 of an accumulated loss of $9 million. At March 31, 2007, the maximum maturity date of any cash flow hedge was approximately 1.25 years, excluding derivative hedges related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $9 million, at the time the underlying hedged transaction is realized.

Other disclosures related to amounts excluded from the assessment of effectiveness, amounts of hedge ineffectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur have been omitted due to the insignificance of these amounts. During the nine months ended March 31, 2007, a net loss of $66 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within consolidated stockholders’ equity.

8. Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) related to continuing operations for the third quarter and first nine months of fiscal 2007 and 2006 are as follows:

	Third Quarter Fiscal 2007		Third Quarter Fiscal 2006
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$24	$2	$26	$2
Interest cost	63	3	57	3
Expected return on plan assets	(70)	—	(56)	—
Amortization of
Transition (asset) obligation	—	—	—	—
Prior service cost	2	(6)	—	(5)
Net actuarial loss	17	—	18	1

Net periodic benefit cost	$36	$(1)	$45	$1

Settlement loss	$—	$—	$—	$—

	Nine Months Fiscal 2007		Nine Months Fiscal 2006
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$72	$6	$79	$6
Interest cost	188	9	172	10
Expected return on plan assets	(208)	—	(168)	—
Amortization of
Transition (asset) obligation	—	(1)	—	(1)
Prior service cost	6	(18)	1	(15)
Net actuarial loss	49	2	53	2

Net periodic benefit cost	$107	$(2)	$137	$2

Settlement loss	$5	$—	$—	$—

The periodic benefit cost of the corporation’s defined benefit pension plans for continuing operations declined $9 million in the third quarter of fiscal 2007 versus the third quarter of fiscal 2006, and declined $30 million in the first nine months of fiscal 2007 versus the first nine months of fiscal 2006, as a result of the following:

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

The settlement loss recognized in the first nine months of fiscal 2007 was the result of the termination of certain foreign employees.

As a result of the spin off of Hanesbrands, the corporation transferred certain liabilities and assets associated with defined benefit pension plans and postretirement medical and life plans to Hanesbrands. The following tables present the funded status of all Sara Lee plans as of the end of fiscal 2006 and the amounts transferred to Hanesbrands measured as of the spin off date.

	Defined Benefit Pension Plans		Postretirement Medical and Life Insurance Plans
(In millions)	Total Sara Lee	Transferred to Hanesbrands	Total Sara Lee	Transferred to Hanesbrands
Projected benefit / Accumulated postretirement benefit obligation	$5,764	$857	$279	$51
Plan assets	4,744	634	1	—

Funded status	(1,020)	(223)	(278)	(51)
Unrecognized -
Net initial asset	—	—	(11)	1
Prior service cost	90	—	(245)	(36)
Net actuarial loss	1,055	88	53	10

	$125	$(135)	$(481)	$(76)

During the first nine months of fiscal 2007 and 2006, the corporation contributed $183 million and $277 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute $196 million of cash to its defined benefit pension plans in fiscal 2007. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2007 may differ from the current estimate.

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

10. Litigation

Aris – Since 1995, three complaints have been filed on behalf of employees of a former subsidiary of the corporation known as Aris Philippines, Inc. (Aris) alleging unfair labor practices associated with Aris’ termination of manufacturing operations in the Philippines. Each of these three complaints includes allegations with the same issues and facts. With regard to two of these complaints, Aris prevailed in the administrative hearings held in the Philippines. Although implicated in these complaints, the corporation was not a party. The third complaint is a consolidation of cases filed from 1998 through July 1999 by individual complainants in the Republic of the Philippines, Department of Labor and Employment, National Labor Relations Commission. On December 11, 1998, the third complaint was amended to name the corporation as a party. The case is styled: Emelinda Mactlang, et al. v. Aris Philippines, Inc., et al. In the underlying proceedings during 2006, the arbitrator ruled against the corporation and awarded the plaintiffs $60 million in damages and fees. The corporation appealed this administrative ruling. On December 19, 2006, the National Labor Relations Commission ruled upon the corporation’s appeal and set aside the arbitrator’s ruling, and remanded the case to the arbitrator for further proceedings. The complainants and the corporation have filed motions for reconsideration – the corporation seeking reconsideration of the ruling to remand to the arbitrator. The corporation believes that the plaintiffs’ claims are without merit; however, no assurance can be given that this matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

American Bakers Association (ABA) Retirement Plan – The corporation is a participating employer in the American Bakers Association Retirement Plan. In 1979, the Pension Benefit Guaranty Corporation (PBGC) determined that the ABA plan was an aggregate of single-employer pension plans, rather than a multi-employer plan. Under the express terms of the ABA plan’s governing documents, the corporation's contributions can only be used to pay for benefits of its own employee-participants. Based upon the PBGC determination and the advice of counsel, the corporation has accounted for this plan as a multiple employer plan and recognized its obligations under the plan as if it participated in a single-employer defined benefit plan under the provisions of Statement of Financial Accounting Standards No. 87 "Employers Accounting for Pensions."

In fiscal 2007, the PBGC rescinded its 1979 determination and concluded that the ABA plan was a multi-employer plan in which the participating parties share in the plan underfunding. The other major participant in the ABA plan is a bankrupt third party that is seeking an injunction to enforce the PBGC determination made earlier this year. The PBGC has indicated that the obligations associated with the bankrupt third-party plan participants are approximately $60 million and there are no assets to fund these obligations. The corporation has initiated litigation seeking to overturn the fiscal 2007 PBGC litigation and intends to vigorously defend the position that it is responsible only for the obligations related to its current and former employees. The corporation believes that the PBGC’s fiscal 2007 determination is without merit; however, no assurance can be given that this matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

11. Income Taxes

Effective Annual Tax Rate for Interim Reporting – Generally accepted accounting standards require that the interim period tax provision be determined as follows:

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

The estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•

The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items which are recognized as discrete items in the interim period in which the event occurs.

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of the corporation in each tax jurisdiction in which it operates and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, the corporation’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

Continuing Operations – The following table sets out the tax expense (benefit) and the effective tax rate for the corporation’s continuing operations:

	Third Quarter		Nine Months Ended
(In millions)	2007	2006	2007	2006
Continuing Operations
Income Before Income Taxes	$122	$93	$297	$303
Income Tax Expense (Benefit)	9	16	(14)	82
Effective Tax Rate	7.8%	17.3%	(4.5)%	27.0%

The estimated annual effective tax rate related to ordinary income for the first nine months of fiscal 2007 was 59.8%. This tax rate assumes the recognition of a $194 million cost to repatriate substantially all foreign earnings to the U.S. and 43 percentage points of the annual effective tax rate relates to this annual cost.

The tax expense and related effective tax rate on continuing operations, for the first nine months of fiscal 2007, was determined by applying the 59.8% annual rate to pretax earnings and then recognizing the full impact of $191 million of benefits related to significant unusual or infrequently occurring items. Substantially all of the $191 million benefit was related to the following items:

•

The corporation sold the shares of a subsidiary which resulted in a $158 million tax benefit in the first quarter of 2007. The proceeds received and the net book value of the entity sold in the first quarter was less than $1 million. As a result of a capital gain resulting from the disposition of another business, the corporation determined in the third quarter that this benefit could be increased to $169 million.

•

After considering the lower future profit expectations of a Brazilian coffee operation, the corporation concluded that it was necessary to recognize a full $27 million valuation allowance on the deferred taxes related to the Brazilian tax jurisdiction in the second quarter of 2007.

•	Contingent tax obligations were reduced by $32 million after the statutes of limitation in multiple tax jurisdictions lapsed in the third quarter of 2007.

•

The taxes provided on the fiscal 2006 earnings of the corporation were reduced by $20 million in the third quarter of fiscal 2007 primarily as a result of a change in the estimated cost of repatriating $1.6 billion of cash to the U.S. from multiple foreign jurisdictions.

The tax expense on continuing operations and the related effective tax rate for the third quarter of fiscal 2007 were $9 million and 7.8%, respectively. The low tax expense in the quarter is primarily attributable to the $63 million of significant unusual or infrequently occurring benefits recognized as discrete items in the quarter and quantified above.

The effective tax rate from continuing operations for the third quarter and first nine months of fiscal 2006 was 17.3% and 27.0%, respectively, after recognizing the full impact of unusual items related to each period.

Discontinued Operations

The following table sets out pretax amounts related to discontinued operations and the related tax expense or (benefit).

	Third Quarter		Nine Months Ended
(In millions)	2007	2006	2007	2006
Discontinued Operations
Income (Loss) Before Income Taxes	$—	$(63)	$92	$48
Income Tax Expense (Benefit)	—	39	30	4

Gain on Disposition Before Income Taxes	3	24	16	342
Income Tax Expense (Benefit)	—	(43)	2	60

Operation of Discontinued Businesses – As part of the corporation’s announced transformation plan, steps were taken to dispose of eight businesses. Six of the eight dispositions were completed in fiscal 2006. During the first quarter of fiscal 2007, the corporation completed the disposition of the other two businesses: the corporation’s European Meats business was sold in August 2006, and the Branded Apparel Americas/Asia business was spun off in September 2006. The effective tax rate associated with the operation of the Branded Apparel Americas/Asia and European Meats businesses through the date of sale in fiscal 2007 was 33% and the effective tax rate associated with all eight of the discontinued operations was 8% in the first nine months of fiscal 2006. The low effective tax rate in the first nine months of fiscal 2006 was primarily due to the fact that the corporation was able to credit taxes previously recognized in the operation of its Direct Selling discontinued operations against taxes paid upon the sale of that business.

Gain on Sale of Discontinued Businesses – The taxes provided on the sale of discontinued businesses in the first nine months of fiscal 2007 are related to a gain recognized on the disposal of an apparel operation in the Philippines.

During the third quarter of fiscal 2006, the corporation completed the sale of its European Branded Apparel business and recognized a pretax gain on the transaction. A tax benefit was recognized on this sale, as the corporation was able to carryback the related capital loss against a capital gain recognized in a prior transaction. During the first nine months of fiscal 2006 the corporation recognized a $342 million pretax gain from the sale of businesses and $60 million of tax expense. The tax benefit recognized on the sale of the European Branded Apparel business was offset by a 32% tax provision on the sale of the corporation’s Direct Selling business earlier in fiscal 2006.

12. Proceeds from the Spin Off of Hanesbrands and Restrictions on the Use of the Proceeds

As more fully described in Note 4, “Discontinued Operations” to the Consolidated Financial Statements, the spin off of the Hanesbrands business was completed in the first nine months of fiscal 2007 as a tax-free transaction for both the corporation and its shareholders. As part of the spin off, the corporation received a dividend from Hanesbrands of $1.95 billion. To maintain the tax- free nature of the transaction, the $1.95 billion the corporation received as a dividend from Hanesbrands can only be used by the corporation for the repayment of outstanding debt, repurchase of the corporation’s common stock and the payment of dividends to shareholders. At the end of the first nine months of fiscal 2007, the corporation had $389 million of cash that is available for these restricted uses.

13. Cash Flow

In the corporation’s cash flow statement for the nine months ended April 1, 2006, the corporation has revised the presentation of the following items:

•

During the third quarter, the corporation expanded the usage of certain derivative instruments that utilize the mark-to-market accounting model and has classified the cash payments on these derivatives as investment activities. $37 million of cash payments made on similar derivative transactions in the comparable period of the prior year were reclassified to conform to the current period presentation.

•	$33 million of cash received from the collection of a note receivable from a disposed business has been reclassified from financing activities to investment activities.

Item 2

Management's Discussion and Analysis of Results of Operations and Financial Condition

Introduction

The following is management’s discussion and analysis of the results of operations for the third quarter and first nine months of fiscal 2007 compared with the third quarter and first nine months of fiscal 2006 and a discussion of the changes in financial condition and liquidity during the first nine months of fiscal 2007. The following is an outline of the analyses included herein:

•	Overview

•	Third Quarter of Fiscal 2007

•	First Nine Months of Fiscal 2007

•	Cash Flow

•	Transformation Plan

•	Consolidated Results – Third Quarter of Fiscal 2007 Compared with Third Quarter of Fiscal 2006

•	Operating Results by Business Segment – Third Quarter of Fiscal 2007 Compared with Third Quarter of Fiscal 2006

•	Consolidated Results – First Nine Months of Fiscal 2007 Compared with First Nine Months of Fiscal 2006

•	Operating Results by Business Segment – First Nine Months of Fiscal 2007 Compared with First Nine Months of Fiscal 2006

•	Financial Condition

•	Liquidity

•	Issued but not yet Effective Accounting Standards

•	Significant Accounting Policies and Critical Estimates

•	Forward-Looking Information

Overview

Third Quarter of Fiscal 2007

Continuing Operations –

During the third quarter of fiscal 2007, net sales increased $252 million, or 9.2%, over the third quarter of fiscal 2006, to $3,006 million. The strengthening of foreign currencies, particularly the European euro and British pound, increased reported net sales by $88 million, or 3.4%. Net sales were impacted by acquisitions and dispositions in the third quarters of both fiscal 2007 and 2006. Net sales in the third quarter of fiscal 2007 include $33 million from businesses acquired after the start of the third quarter of fiscal 2006, while the third quarter of fiscal 2006 includes sales of $9 million from businesses that have been disposed of after the start of the third quarter of fiscal 2006. The net impact of acquisitions and dispositions between the third quarters of fiscal 2007 and 2006 increased net sales by $24 million, or 0.9%. The remaining net sales increase was $140 million, or 4.9%, as each of the corporation’s business segments contributed to the increase in net sales.

Operating income for the corporation in the third quarter of fiscal 2007 was $152 million, an increase of $1 million, or 1.5%, and was composed of the following:

•

The corporation’s gross profit percentage was 39.5% in the third quarter of fiscal 2007 as compared to 38.5% in the comparable period of the prior year. The gross margin percent increased in each of the corporation’s business segments, with the exception of the North American Retail Bakery and International Bakery segments, as the corporation experienced an improved sales mix and lower transformation related accelerated depreciation expense which was only partially offset by higher costs for certain commodities and energy. The gross profit recognized in the third quarter of fiscal 2007 was $126 million greater than in the third quarter of fiscal 2006, primarily as a result of higher net sales along with the improved gross margin percent as well as changes in foreign currency exchange rates.

•

Selling, general and administrative (SG&A) expenses in the third quarter of fiscal 2007 increased by $77 million over the comparable period of the prior year primarily as a result of the strengthening of foreign currencies versus the U.S. dollar, higher advertising and promotion costs and higher distribution costs partially offset by savings resulting from continuous improvement programs and lower retirement plan costs. SG&A expenses as a percentage of sales decreased from 33.5% in the third quarter of fiscal 2006 to 33.3% in the third quarter of fiscal 2007.

•

In the third quarter of fiscal 2007, the corporation recognized $30 million of charges for exit activities, asset and business dispositions, while in the third quarter of fiscal 2006, the corporation had $14 million of income.

•

The third quarter of fiscal 2007 includes a pretax charge of $4 million to recognize the impairment of an investment in a business in Zimbabwe in the Household and Body Care segment due to severe foreign currency restrictions and general economic conditions in this country. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Charges – Continuing Operations.”

The corporation’s net interest expense was $30 million in the third quarter of fiscal 2007 as compared to $58 million in the comparable period of the prior year. The decline in net interest expense is primarily due to the use of cash proceeds, received from the disposition of various businesses, to substantially reduce short-term debt. The $28 million decline in net interest expense was a significant factor in income from continuing operations before income taxes increasing from $93 million in the third quarter of fiscal 2006 to $122 million in the third quarter of fiscal 2007.

In the third quarter of fiscal 2007, a $9 million tax expense was recognized on the $122 million of income from continuing operations before income taxes, or an effective tax rate of 7.8%. The tax expense recognized for the third quarter of fiscal 2007 is the net of:

•

$69 million of income tax expense attributable to the quarter, which was derived by using the estimated effective tax rate related to anticipated annual ordinary income. The term ordinary income refers to income from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

•

$60 million of tax benefits related to unusual or infrequently occurring items, which were recognized as discrete items in the third quarter of fiscal 2007. These items primarily consisted of contingent tax obligations which were reduced as a result of the lapsing of various statutes of limitation; changes in the estimated cost of repatriating a significant amount of cash to the U.S. from multiple foreign jurisdictions; and an increase in the amount of a capital loss which could be utilized on a significant unusual transaction.

In the third quarter of fiscal 2006, the corporation recognized tax expense from continuing operations of $16 million on pretax income of $93 million, or an effective tax rate of 17.3%.

Income from continuing operations was $113 million in the third quarter of fiscal 2007, as compared to $77 million in the comparable period of the prior year. The $36 million increase in income from continuing operations was primarily due to lower net interest and tax expense. Diluted EPS from continuing operations increased from $0.10 in the third quarter of fiscal 2006 to $0.15 in the third quarter of fiscal 2007.

Discontinued Operations –

The corporation has reported its Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K. Apparel, U.S. Meat Snacks, European Meats and Branded Apparel Americas/Asia businesses as discontinued operations. Further information regarding these operations is included in Note 4 to the Consolidated Financial Statements and below. In the third quarter of fiscal 2007, the corporation reported no income from discontinued operations as all of these operations had been sold prior to the start of the quarter. In the third quarter of fiscal 2006, the discontinued operations reported a net loss of $102 million, primarily as a result of $170 million of impairment charges.

The gain on sale of discontinued operations in the third quarter of fiscal 2007 represents income of $3 million to recognize certain customary postclosing adjustments related to the disposition of the U.K. Apparel business. The $67 million gain on the sale of discontinued operations in the third quarter of fiscal 2006 relates to a gain on the sale of the European Branded Apparel business partially offset by a charge related to the sale of the Direct Selling business.

Net Income –

Net income in the third quarter of fiscal 2007 was $116 million, an increase of $74 million over the $42 million of income reported in the prior year third quarter. Diluted EPS increased from $0.06 in the third quarter of fiscal 2006 to $0.16 in the third quarter of fiscal 2007. A table which summarizes the significant items that impacted the third quarter of fiscal 2007 and 2006 is presented below.

Impact of Significant Items on Income from Continuing Operations and Net Income

Amounts in millions, except EPS

	Quarter Ended March 31, 2007				Quarter Ended April 1, 2006
In millions, except per share data	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact(1)	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$122	$(9)	$113	$0.15	$93	$(16)	$77	$0.10

Net income			$116	$0.16			$42	$0.06

Significant items affecting comparability of income from continuing operations and net income:
Charges for exit activities, asset and business dispositions:
Charges for exit activities	$(33)	$11	$(22)	$(0.03)	$(35)	$10	$(25)	$(0.03)
Charges for business disposition activities	3	1	4	—	49	(17)	32	0.04

Subtotal	(30)	12	(18)	(0.03)	14	(7)	7	0.01

Charges to cost of sales and SG&A expenses:
Transformation charges in cost of sales and SG&A	(35)	12	(23)	(0.03)	(44)	16	(28)	(0.04)
Impairment charges	(4)	—	(4)	—	—	—	—	—
Accelerated depreciation	—	—	—	—	(8)	3	(5)	(0.01)

Impact of significant items on income from continuing operations before income taxes	(69)	24	(45)	(0.06)	(38)	12	(26)	(0.03)

Significant tax matters affecting comparability:
Tax benefit on disposition of a business	—	11	11	0.02	—	—	—	—
Contingent tax obligation adjustment	—	32	32	0.04	—	—	—	—
Change in estimated tax	—	20	20	0.03	—	—	—	—
Other tax adjustments, net	—	(3)	(3)	—	—	—	—	—

Impact of significant items on income from continuing operations	(69)	84	15	0.02	(38)	12	(26)	(0.03)

Significant items impacting discontinued operations:
European Branded Apparel impairment	—	—	—	—	—	(2)	(2)	—
U.K. Branded Apparel impairment	—	—	—	—	(33)	—	(33)	(0.04)
European Meats impairment	—	—	—	—	(125)	—	(125)	(0.16)
U.S. Meat Snacks impairment	—	—	—	—	(12)	5	(7)	(0.01)
Charges for exit activities and transformation expenses	—	—	—	—	(3)	1	(2)	—
Gain (loss) on sale of discontinued operations	3	—	3	—	24	43	67	0.09

Impact of significant items on net income	$(66)	$84	$18	$0.03	$(187)	$59	$(128)	$(0.16)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

First Nine Months of Fiscal 2007

Continuing Operations -

During the first nine months of fiscal 2007, net sales increased $588 million, or 6.9%, over the first nine months of fiscal 2006, to $9,079 million. The strengthening of foreign currencies, particularly the European euro, British pound and Brazilian real, increased reported net sales by $214 million, or 2.6%. Net sales were impacted by acquisitions and dispositions in the first nine months of both fiscal 2007 and 2006. Net sales in the first nine months of fiscal 2007 include $112 million from businesses acquired after the start of fiscal 2006, while the first nine months of fiscal 2006 includes sales of $46 million from businesses that have been disposed of after the start of fiscal 2006. The net impact of acquisitions and dispositions between the first nine months of fiscal 2007 and 2006 increased net sales by $66 million, or 0.7%. The remaining net sales increase was $308 million, or 3.6%, as each of the corporation’s business segments, with the exception of International Bakery which was unchanged, contributed to the increase in net sales.

Operating income for the corporation in the first nine months of fiscal 2007 decreased by $68 million, or 14.3%, and was composed of the following:

•

The corporation’s gross profit margin was 38.5% in the first nine months of fiscal 2007 as compared to 38.6% in the comparable period of the prior year. The gross margin percentage declined in each of the corporation’s business segments, with the exception of the North American Retail Bakery and Household and Body Care segments, as the corporation experienced higher costs for certain raw materials, commodities and energy, and transformation costs. The gross profit recognized in the first nine months of fiscal 2007 was $217 million greater than in the first nine months of fiscal 2006 primarily as a result of higher unit sales and changes in foreign currency exchange rates.

•

Selling, general and administrative (SG&A) expenses in the first nine months of fiscal 2007 increased by $107 million over the comparable period of the prior year, primarily as a result of the strengthening of foreign currencies versus the U.S. dollar, higher advertising and promotion costs and higher distribution costs partially offset in part by lower retirement plan costs and lower business transformation costs. SG&A expenses as a percentage of sales decreased from 33.9% in the first nine months of fiscal 2006 to 32.8% in the first nine months of fiscal 2007.

•

In the first nine months of fiscal 2007, the corporation recognized $69 million of net charges for exit activities, asset and business dispositions, while in the first nine months of fiscal 2006, the corporation reported $41 million of net charges.

•

The first nine months of fiscal 2007 includes a pretax charge of $156 million to recognize the impairment of $92 million of goodwill and $26 million of trademarks in the International Beverage segment, $34 million of property in the North American Retail Meats segment and $4 million of an investment in a business in Zimbabwe in the Household and Body Care segment. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Charges – Continuing Operations.”

•

The corporation received and recognized contingent sale proceeds of $120 million in the first nine months of fiscal 2007 and $114 million in the first nine months of fiscal 2006 from the sale of the corporation’s cut tobacco business that represents the annual payments for fiscal 2007 and 2006. The difference in amounts is due to changes in foreign currency exchange rates between the periods.

The corporation’s net interest expense was $107 million in the first nine months of fiscal 2007 as compared to $169 million in the comparable period of the prior year. The decline in net interest expense is primarily due to the use of cash proceeds, received from the disposition of various businesses, to substantially reduce short-term debt. The $62 million decline in net interest expense was a significant factor in offsetting much of the decline in operating income. Income from continuing operations before income taxes decreased by $6 million, from $303 million in the third quarter of fiscal 2006 to $297 million in the third quarter of fiscal 2007.

For the first nine months of fiscal 2007, a $14 million income tax benefit was recognized on the $297 million of income from continuing operations before income taxes. The tax benefit recognized in the first nine months of fiscal 2007 is the net of:

•

$177 million of income tax expense, resulting from applying the 59.8% estimated annual effective tax rate related to ordinary income to the pretax income from continuing operations. The term “ordinary income” refers to income from continuing operations before income taxes excluding significant unusual or infrequently occurring items.

•

$191 million of tax benefits related to unusual or infrequently occurring items, which were recognized as discrete items in the first nine months of fiscal 2007. These items primarily consisted of a tax benefit related to the sale of a business; contingent tax obligations which were reduced as a result of the lapsing of various statutes of limitation; and changes in the estimated cost of repatriating a significant amount of cash to the U.S. from multiple foreign jurisdictions offset in part by a valuation allowance recognized on certain deferred taxes.

In the first nine months of fiscal 2006, the corporation recognized tax expense from continuing operations of $82 million on pretax income of $303 million, or an effective tax rate of 27%.

Income from continuing operations in the first nine months of fiscal 2007 was $311 million, an increase of $90 million over the $221 million reported in the first nine months of fiscal 2006. The increase in income from continuing operations was primarily due to the decline in net interest expense and income tax expense partially offset by the decrease in operating income. Diluted EPS from continuing operations increased from $0.29 in the first nine months of fiscal 2006 to $0.42 in the first nine months of fiscal 2007.

Discontinued Operations -

The corporation has reported its Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K. Apparel, U.S. Meat Snacks, European Meats and Branded Apparel Americas/Asia businesses as discontinued operations. Further information regarding these operations is included in Note 4 to the Consolidated Financial Statements and below. The net income from discontinued operations in the first nine months of fiscal 2007 was $62 million, as compared to net income of $44 million in the first nine months of fiscal 2006, or an increase of $18 million between the periods. Due to the timing of the sale of discontinued operations, the results of different businesses are included as follows: In the first nine months of fiscal 2007, the results of discontinued operations include European Meats and the Branded Apparel Americas/Asia businesses. In the first nine months of fiscal 2006, the results of the discontinued operations include the European Meats and Branded Apparel Americas/Asia businesses described above, plus the Direct Selling, European Branded Apparel, European Nuts and Snacks, U.S. Retail Coffee, U.K. Apparel and U.S. Meat Snacks businesses. The results of these businesses are included for the portion of the period in which they were owned by the corporation.

The first nine months of fiscal 2007 includes a net gain on the disposition of discontinued operations of $14 million which primarily relates to the sale of the European Meats business offset by costs associated with the spin off of Hanesbrands. The first nine months of fiscal 2006 includes a net gain on the sale of discontinued operations of $282 million which relates to the sale of the Direct Selling, European Branded Apparel and U.S. Retail Coffee businesses.

Net Income -

Net income in the first nine months of fiscal 2007 was $387 million, a decrease of $160 million over the $547 million reported in the first nine months of the prior year. Diluted EPS decreased from $0.71 in the first nine months of fiscal 2006 to $0.52 in the first nine months of fiscal 2007. A table which summarizes the significant items that impacted the first nine months of fiscal 2007 and 2006 is presented below.

Impact of Significant Items on Income from Continuing Operations and Net Income

Amounts in millions

	Nine Months Ended March 31, 2007				Nine Months Ended April 1, 2006
In millions, except per share data	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$297	$14	$311	$0.42	$303	$(82)	$221	$0.29

Net income			$387	$0.52			$547	$0.71

Significant items affecting comparability of income from continuing operations and net income:
Charges for exit activities, asset and business dispositions:
Charges for exit activities	$(85)	$29	$(56)	$(0.08)	$(107)	$34	$(73)	$(0.09)
Income from business disposition activities	16	(2)	14	0.02	66	(23)	43	0.06

Subtotal	(69)	27	(42)	(0.06)	(41)	11	(30)	(0.04)
(Charges) income in cost of sales and SG&A expenses:
Transformation charges in cost of sales and SG&A	(93)	33	(60)	(0.08)	(109)	39	(70)	(0.09)
Impairment charges	(156)	21	(135)	(0.18)	—	—	—	—
Hurricane losses	—	—	—	—	(5)	2	(3)	—
Change in vacation policy	—	—	—	—	14	(5)	9	0.01
Accelerated depreciation	(30)	11	(19)	(0.03)	(29)	10	(19)	(0.02)

Impact of significant items on income from continuing operations before income taxes	(348)	92	(256)	(0.34)	(170)	57	(113)	(0.14)

Significant tax matters affecting comparability:
Deferred tax valuation allowance charge	—	(27)	(27)	(0.04)	—	—	—	—
Tax benefit on disposition of a business	—	169	169	0.23	—	—	—	—
Contingent tax obligation adjustment	—	32	32	0.04	—	—	—	—
Change in estimated tax	—	20	20	0.03	—	—	—	—
Other tax adjustments, net	—	(3)	(3)	—	—	—	—	—

Impact of significant items on income from continuing operations	(348)	283	(65)	(0.08)	(170)	57	(113)	(0.14)

Significant items impacting discontinued operations:
European Branded Apparel impairment	—	—	—	—	(179)	47	(132)	(0.17)
U.S. Retail Coffee impairment	—	—	—	—	(44)	5	(39)	(0.05)
U.K. Branded Apparel impairment	—	—	—	—	(34)	—	(34)	(0.04)
European Meats impairment	—	—	—	—	(125)	—	(125)	(0.16)
U.S. Meat Snacks impairment	—	—	—	—	(12)	5	(7)	(0.01)
Charges for exit activities and transformation expenses	—	—	—	—	(12)	4	(8)	(0.01)
Branded Apparel Americas/Asia spin off costs	(24)	—	(24)	(0.03)	—	—	—	—
Tax benefit on Direct Selling and European Meats transaction	—	—	—	—	—	50	50	0.07
Gain on sale of discontinued operations	40	(2)	38	0.05	342	(60)	282	0.37

Impact of significant items on net income	$(332)	$281	$(51)	$(0.07)	$(234)	$108	$(126)	$(0.16)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Cash Flow

The corporation’s statements of cash flows include amounts related to discontinued operations through the date of disposal. The discontinued operations had a significant impact on the cash flows from operating, financing and investing activities in the first nine months of fiscal 2007 and 2006.

Cash from Operating Activities

Cash generated from operations was $98 million in the first nine months of fiscal 2007 as compared to $863 million in the comparable period of fiscal 2006. The primary reasons for this significant decline are as follows:

•

As indicated in the following table, discontinued operations generated a substantial portion of the cash from operating activities in the first nine months of fiscal 2006. The Branded Apparel Americas/Asia and the European Meats businesses, which were disposed of in the first quarter of fiscal 2007, generated all of the cash from operating activities related to discontinued operations in the first nine months of fiscal 2007 and substantially all of the fiscal 2006 amount.

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006
Cash from Operating Activities:
Continuing Operations	$10	$60
Discontinued Operations	88	803

Total	$98	$863

•

In the first nine months of fiscal 2007, a significant amount of cash was used to finance the working capital of the corporation: $295 million of cash was used to pay income taxes; $183 million of cash contributions were made to fund pension obligations; $138 million of cash was used to fund increases in inventory; $52 million of cash was used to reduce accounts payable; and $19 million of cash was used to pay postretirement medical obligations.

Cash Generated from Investment Activities

In the first nine months of 2007, the corporation generated $426 million of cash from investment activities and in the comparable period of fiscal 2006, $417 million of cash was generated. The more significant amounts of cash generated and used can be summarized as follows:

•

A significant amount of cash was received in both periods from the disposition of businesses and assets as well as the collection of amounts related to prior business dispositions. In total, $1,218 million and $897 million were received in the first nine months of fiscal 2007 and 2006, respectively.

•

Cash was expended for the acquisition of property and equipment, as well as software and other intangible assets. Total cash used for these purposes was $427 million in the first nine months of 2007 and $367 million in the comparable period of 2006. In addition, in fiscal 2006 the corporation used $76 million of cash to make business acquisitions.

•	In the first nine months of fiscal 2007, the corporation used $639 million of cash to invest in short-term investments and received $299 million in cash from maturing short-term investments.

Cash (Used) Generated from Financing Activities

In the first nine months of fiscal 2007, the corporation used $633 million of cash in financing activities and in the comparable period of the prior year, $137 million of cash was received from these activities. The more significant amounts of cash generated and used can be summarized as follows:

•

In both periods significant amounts of cash were received from borrowings. On a net basis, the corporation received $775 million and $1,136 million in the first nine months of fiscal 2007 and 2006, respectively.

•	Dividends paid in the first nine months of fiscal 2007 and the comparable period of fiscal 2006 resulted in the use of $301 million and $459 million of cash in each respective period.

•

Purchases of common stock, net of cash received from issuances, in the first nine months of fiscal 2007 and the comparable period of fiscal 2006 resulted in the use of $457 million and $540 million of cash in each respective period.

•	The corporation left $650 million of cash in the Branded Apparel Americas/Asia business when it was spun off.

Transformation Plan

In February 2005, the corporation announced a transformation plan designed to improve performance and better position the corporation for long-term growth. The plan, which is expected to be completed by 2010, involved significant changes in the corporation's organizational structure, portfolio changes involving the disposition of a significant portion of the corporation's business, and a number of actions to improve operational efficiency. Following is a summary of the status of these actions and the cumulative cost of the plan.

Organization Structure - The corporation announced plans to locate the management of its North American businesses along with substantially all of its corporate staff in a single site in suburban Chicago. Substantially all of these relocation activities have been completed. In addition, management has announced that it will centralize its research and development activities for North America in a permanent site in suburban Chicago before the end of fiscal 2009.

In Europe, the corporation continues to execute plans to centralize management into a single location per country or region. Each centralized location will be supported by a shared services organization that will provide back office functions. In addition, the corporation has taken steps to eliminate a layer of senior level employees managing its European operations.

Portfolio Changes - The corporation disposed of certain businesses in order to concentrate financial and management resources on a smaller number of entities that are better positioned for increased growth. A total of eight businesses have been reported as discontinued operations, and historical results have been restated. The disposition of all of these businesses took place in fiscal 2006 and 2007 and a complete description of the actions taken is presented in the notes accompanying these financial statements.

The discontinued operations which have been disposed of provided a significant portion of the corporation's cash flow from operating activities in fiscal 2006 and 2007. In addition, a significant portion of the cash provided by the discontinued operations was generated domestically, and the elimination of this source of funding required the corporation to repatriate a greater portion of cash generated outside of the U.S., which in turn resulted in higher income tax expense, and cash tax payments.

Improving Operational Efficiency - The third element of the transformation plan involves initiatives to improve the operational efficiency of the corporation. Key elements of this initiative include:

•

Significant investments to improve information technology systems and processes. This is primarily related to the cost of implementing a standardized information technology platform in the North American operations, outsourcing certain processing functions, and re-engineering various business processes.

•

The corporation is conducting a review of the management reporting and legal entities which it maintains. The objective of this review is to rationalize the number of entities and thereby reduce administrative and other costs. These actions may result in charges for severance and gains or losses resulting from the realization of amounts recognized in the cumulative transaction adjustment account.

•

The corporation continues to review the operational efficiency of its manufacturing, distribution and administrative staff functions. To date, a number of actions have been taken to reduce the corporation's workforce and close leased and owned facilities. Exit activities taken to date are quantified and fully described in the notes accompanying these financial statements. Additional exit activities are expected to take place in future periods. In addition, the corporation has recognized increased levels of depreciation expense as a result of decisions to close a number of facilities, a substantial portion of which are involved in the production of meat products in the U.S.

Costs and Savings - The following table summarizes the pretax costs (income) of the above actions. Amounts related to continuing and discontinued operations are included in this table.

(In millions, except employee data)	Total	First Nine Months Fiscal 2007	Fiscal 2006	Last Six Months Fiscal 2005
Continuing Operations:

Exit costs – primarily severance	$321	$85	$166	$70
Income from business and asset dispositions	(121)	(16)	(78)	(27)
Transformation activities:
Information technology costs	81	39	42	—
Accelerated depreciation	98	30	39	29
Relocation, recruiting and retention	86	23	61	2
Consulting	40	7	27	6
Curtailment gain – workforce reduction	(28)	—	—	(28)
Other	40	24	15	1
Impairment charges (1)	227	34	193	—

Discontinued operations:

Transformation and exit activities	65	—	11	54
Impairment charges	744	—	394	350
Curtailment gain	(11)	—	(11)	—
Gains on sale of businesses	(506)	(40)	(466)	—
Costs related to the Hanesbrands spin off	24	24	—	—

Total	$1,060	$210	$393	$457

Employees to be terminated	6,574	2,335	2,469	1,770

(1)	Excludes $122 million of fiscal 2007 impairment charges which are unrelated to actions undertaken as part of the transformation plan. The $122 million includes impairment charges for beverage operations in Brazil and Austria as well as a Household and Body Care operation in Zimbabwe.

The savings resulting from these actions were $61 million and $106 million in fiscal 2006 and the first nine months of fiscal 2007, respectively. The corporation currently anticipates that the exit and business transformation activities undertaken to date will result in $152 million of savings in fiscal 2007. The incremental benefits resulting from the ongoing exit and business transformation activities are a significant factor in the operating performance of the continuing businesses.

Consolidated Results – Third Quarter of Fiscal 2007 Compared with Third Quarter of Fiscal 2006

Operating results by business segment in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006 are as follows:

	Quarter Ended
	Net Sales		Income from Continuing Operations before Income Taxes
(In millions)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
North American Retail Meats	$645	$607	$31	$50
North American Retail Bakery	476	449	(12)	(6)
Foodservice	529	521	39	28
International Beverage	658	560	121	127
International Bakery	195	175	14	13
Household and Body Care	507	443	59	40

Total business segments	3,010	2,755	252	252
Intersegment sales	(4)	(1)	—	—

Total net sales and operating segment income	3,006	2,754	252	252
Amortization of intangibles	—	—	(17)	(16)
General corporate expenses	—	—	(83)	(85)

Total net sales and operating income	3,006	2,754	152	151
Net interest expense	—	—	(30)	(58)

Net sales and income from continuing operations before income taxes	$3,006	$2,754	$122	$93

The following table summarizes net sales and operating income performance for the third quarter of fiscal 2007 and 2006 and certain significant items that affected the comparability of these amounts.

	Quarter Ended
Corporate Performance (In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Net sales	$3,006	$2,754	$252	9.2%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(88)	$88
Acquisitions / dispositions	33	9	24

Total	$33	$(79)	$112

Operating income	$152	$151	$1	1.5%

Increase / (Decrease) in operating income from
Changes in foreign currency exchange rates	$—	$(12)	$12
Exit activities, asset and business dispositions	(30)	14	(44)
Transformation charges	(35)	(44)	9
Impairment charges	(4)	—	(4)
Accelerated depreciation on facilities sold	—	(8)	8
Acquisitions / dispositions	2	—	2

Total	$(67)	$(50)	$(17)

Net Sales

Consolidated net sales in the third quarter of fiscal 2007 were $3,006 million, an increase of $252 million, or 9.2%, over the third quarter of fiscal 2006. The strengthening of foreign currencies, particularly the European euro and British pound, increased reported net sales by $88 million, or 3.4%. Net sales in the third quarter of fiscal 2007 include $33 million from businesses acquired after the start of the third quarter of fiscal 2006, while the third quarter of fiscal 2006 includes sales of $9 million from businesses that have been disposed of after the start of the third quarter of fiscal 2006. The net impact of acquisitions and dispositions between the third quarters of fiscal 2007 and 2006 increased net sales by $24 million, or 0.9%. The remaining net sales increase of $140 million, or 4.9%, resulted from increases in net sales in each of the corporation’s business segments. Net sales increased in the North American Retail Meats segment due to an improved sales mix and higher processed meats unit volumes. The North American Retail Bakery segment experienced slightly higher sales due to an improved product mix and higher prices to cover increases in commodity costs partially offset by reduced sales of low margin bakery products. Net sales in the Foodservice segment increased due to higher product pricing due to higher key raw material costs. Increases in the International Beverage segment were due to higher volumes for single-serve products, favorable pricing and an improved sales mix. The sales increase in the International Bakery segment was due to higher unit volumes for fresh baked and refrigerated dough products and favorable pricing actions. Net sales in the Household and Body Care segment increased primarily due to higher unit volumes for air care, shoe care and body care products.

Unit Volumes

Unit volumes in the North American Retail Meats segment increased 2% as increases in U.S. retail processed meat volumes were only partially offset by volume declines in Mexico and commodity meats. In the North American Retail Bakery segment, unit volumes declined by 4% due to the exit of certain non-branded fresh bread business and lower volumes for branded fresh bread products, which were only partially offset by higher unit volumes for frozen bakery products. Unit volumes decreased 1% in the Foodservice segment as higher unit sales of bakery products were offset by lower unit sales of coffee and meat products. In the International Beverage segment, unit volumes decreased 1% with lower volumes in Brazil and the foodservice channel partially offset by higher volumes in the European retail channel. In the International Bakery segment, unit volumes increased 3% as growth in fresh bread and refrigerated dough volumes in Europe were only partially offset by lower volumes for frozen bakery products in Australia. The unit volumes for the four core categories of the Household and Body Care segment increased 5% in the third quarter due primarily to higher shipments of air care, shoe care and body care products. The discussion of unit volumes in this Management’s Discussion and Analysis excludes the impact of acquisitions and dispositions.

Gross Margin Percent

The gross margin percent increased from 38.5% in the third quarter of fiscal 2006 to 39.5% in the third quarter of fiscal 2007, an increase of 1.0%. The North American Retail Meats segment gross margin percent increased by 0.5% due to cost reduction programs, an improved sales mix and lower transformation related accelerated depreciation expense. The gross margin percent in the North American Retail Bakery segment decreased 0.9% due to higher raw material costs. In the Foodservice segment, the gross margin percent increased by 0.2% due to higher pricing and continuous improvement savings. The gross margin percent increased by 0.4% in the International Beverage segment due to favorable pricing and an improved sales mix. The gross margin percent declined in the International Bakery segment by 0.6% due to an unfavorable sales mix. The gross margin percent increased in the Household and Body Care segment by 2.6% due to cost savings programs, an improved sales mix and lower transformation related accelerated depreciation expense.

Selling, General and Administrative Expenses

	Quarter Ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Selling, general and administrative expenses:

SG&A expenses in the business segment results:
Media advertising and promotion	$137	$107	$30	28.3%
Other	763	715	48	6.7

Total business segments	900	822	78	9.5
Amortization of identifiable intangibles	17	16	1	6.9
General corporate expenses	83	85	(2)	(3.1)

Total SG&A Expenses	$1,000	$923	$77	8.3%

Selling, general and administrative (SG&A) expenses increased by $77 million, or 8.3%, in the third quarter of fiscal 2007 versus the prior year period. Changes in foreign currency rates increased SG&A expenses by $31 million, or 3.5%. Therefore, the remaining increase in SG&A expenses is $46 million, or 4.8%. SG&A expenses in the business segments increased by $78 million, or 9.5%, which was primarily attributable to higher media advertising and promotion expenses and the strengthening of foreign currencies, which was partially offset by lower pension, postretirement and other benefit plan expenses. General corporate expenses decreased by $2 million, or 3.1%, primarily attributable to a decline in transformation related expenses partially offset by unfavorable foreign currency impacts. Measured as a percentage of sales, SG&A expenses were 33.3% in fiscal 2007 as compared to 33.5% in the comparable period of the prior year.

Transformation Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the third quarter of fiscal 2007 and 2006 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant items. The following table illustrates where the costs (income) associated with these activities are recognized in the Consolidated Statements of Income of the corporation.

	Quarter Ended
(In millions)	March 31, 2007	April 1, 2006
Cost of sales
Accelerated depreciation related to facility closures	$—	$17
Transformation charges	2	—

Selling, general and administrative expenses
Transformation charges	33	44
Accelerated depreciation related to facility closures	—	(9)

Charges for (income from)
Exit activities	33	35
Asset and business dispositions	(3)	(49)

Impairment charges	4	—

Reduction in income from continuing operations before income taxes	69	38

Income tax benefit	24	12

Reduction in income from continuing operations	$45	$26

The following is a summary of the actions that impacted the third quarter of fiscal 2007:

The amount recognized in “Cost of sales,” as noted in the table above, consists of $2 million of transformation expenses. Transformation expenses recognized in cost of sales generally include costs for information technology projects related to new information system installations. The amount recognized in “Selling, general and administrative expenses” includes a charge of $33 million for actions related to the corporation’s transformation plan and generally includes retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, costs for third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts, and costs associated with the implementation of new information technology systems. The corporation recognized $30 million of charges related to exit activities, asset and business dispositions during the third quarter of fiscal 2007. The $30 million charge consists of a $33 million charge for exit activities and $3 million of income related to asset and business dispositions. The $33 million charge for exit activities consists of charges for management’s approved actions related to the termination of employees, including a charge to terminate 1,352 employees. The net $3 million of income for asset and business dispositions relates to the finalization of certain previous business disposition actions.

The third quarter of fiscal 2007 includes a pretax charge of $4 million to recognize the impairment of an investment in a business in Zimbabwe in the Household and Body Care segment. This charge is more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Charges – Continuing Operations.”

The net impact of the above actions was to decrease income from continuing operations before income taxes and income from continuing operations by $69 million and $45 million, respectively, which reduced diluted EPS by $0.06.

The following is a summary of the actions that impacted the third quarter of fiscal 2006:

The amount recognized in “Cost of sales,” as noted in the table above, consists of $17 million of accelerated depreciation on facilities and equipment previously targeted for disposal in the North American Retail Meats, International Beverage and Household and Body Care segments. The amount recognized in “Selling, general and administrative expenses” includes a charge of $44 million for actions related to the corporation’s transformation plan partially offset by a $9 million credit related to accelerated depreciation. The corporation recognized $14 million of income related to exit activities, asset and business dispositions during the third quarter of fiscal 2006, which consists of a $35 million charge for exit activities and a net $49 million credit for business dispositions. The $35 million charge for exit activities includes costs to terminate 420 employees and certain non-cancelable lease obligations. The $49 million credit for asset and business dispositions consists of a $55 million gain on the sale of working capital related to a European rice product line, which was partially offset by a $6 million charge to prepare businesses for disposition. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $38 million and $26 million, respectively, and reduce diluted EPS by $0.03 per share.

The costs (income) of the above actions on the corporation’s businesses are summarized as follows:

	Quarter Ended
(In millions)	March 31, 2007	April 1, 2006
North American Retail Meats	$24	$9
North American Retail Bakery	14	6
Foodservice	3	5
International Beverage	7	(23)
International Bakery	1	(2)
Household and Body Care	11	14

Impact on the business segments	60	9

Corporate office	9	29

Impact on income from continuing operations before income taxes	$69	$38

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

(In millions)	Actual Savings Recognized in Fiscal 2006	Anticipated Savings in Fiscal 2007	Actual Savings in the 3rd Quarter of Fiscal 2006	Actual Savings in the 3rd Quarter of Fiscal 2007
Restructuring Actions approved in:
Fiscal 2005	$34	$54	$10	$12
Fiscal 2006	27	97	10	31
Fiscal 2007	—	1	—	1

	$61	$152	$20	$44

In the remaining portion of fiscal 2007, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Net Interest Expense

Net interest expense decreased by $28 million in the third quarter of fiscal 2007, to $30 million. During the first quarter, the corporation received the proceeds from the spin off of the Hanesbrands business and a portion of these funds was invested, which generated higher interest income during the third quarter and a portion of these funds was also used to repay outstanding notes payable, which resulted in lower interest expense during the third quarter.

Income Tax Expense

The following table sets out the tax expense and effective tax rate for the corporation’s continuing operations:

	Third Quarter
(In millions)	2007	2006
Continuing Operations
Income before income taxes	$122	$93
Income tax expense	9	16
Effective tax rate	7.8%	17.3%

Note 11 to the financial statements provides a detailed explanation of the determination of the interim tax provision.

The estimated effective tax rate related to anticipated annual ordinary income was 61.4% at the end of the first half of the year and 59.8% at the end of the first nine months of fiscal 2007. These rates assume the recognition of a $194 million cost to repatriate substantially all current year foreign earnings to the U.S. and 43 percentage points of the annual effective rate was attributable to this annual cost. For the third quarter, the tax rate attributable to ordinary income was 57.5% or $69 million. This amount was reduced by $60 million of significant unusual or infrequently occurring items which were recognized as discrete items in the third quarter of fiscal 2007. The most significant of these items are as follows:

•	Contingent tax obligations were reduced by $32 million after the statutes of limitation in multiple tax jurisdictions lapsed in the third quarter of fiscal 2007.

•

The taxes provided on the fiscal 2006 earnings of the corporation were reduced by $20 million primarily as a result of a change in the estimated cost of repatriating $1.6 billion of cash to the U.S. from multiple foreign jurisdictions.

•	As a result of a capital gain resulting from the disposition of another business, the corporation determined that the benefit on a prior capital loss could be increased by $11 million.

In the third quarter of fiscal 2006, the corporation recognized tax expense from continuing operations of $16 million on pretax income of $93 million, or an effective tax rate of 17.3%.

Income from Continuing Operations and Diluted Earnings Per Share (EPS)

The income from continuing operations in the third quarter of fiscal 2007 was $113 million versus income of $77 million in the comparable period of the prior year, an increase of $36 million or 47.5% as a result of the factors noted above.

Diluted EPS from continuing operations increased from $0.10 in the third quarter of fiscal 2006 to $0.15 in the third quarter of fiscal 2007, an increase of $0.05 or 50.0%. The diluted EPS from continuing operations was impacted by lower average shares outstanding during the third quarter of fiscal 2007 than during the third quarter of fiscal 2006. The lower average shares are due to the corporation’s ongoing share repurchase program. Under this program, no shares were repurchased during the third quarter of fiscal 2007 but a total of 31 million shares were repurchased during the first nine months of fiscal 2007.

Discontinued Operations

Discontinued operations includes the results of the corporation’s Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K. Apparel, U.S. Meat Snacks, European Meats and Branded Apparel Americas/Asia businesses. The following summarizes the results of the discontinued operations for the third quarters of fiscal 2007 and 2006.

(In millions)	Third Quarter of Fiscal 2007	Third Quarter of Fiscal 2006	Dollar Change	Percent Change
Net Sales	$—	$1,523	$(1,523)	NM

Income (loss) from operations before income taxes	$—	$(62)	$62
Income tax expense on income from operations	—	(40)	40
Gain (loss) on sale of discontinued operations	3	24	(21)
Income tax benefit on sale of discontinued businesses	—	43	(43)

Net income (loss) from discontinued operations	$3	$(35)	$38

There were no reported net sales for discontinued operations in the third quarter of fiscal 2007 as all of the discontinued businesses were disposed of prior to the start of the third quarter of fiscal 2007. In the third quarter of fiscal 2006, net sales were $1,523 million.

The results of operations of the discontinued operations in the third quarter of fiscal 2006 were a loss of $62 million and tax expense of $40 million. The results of operations of the discontinued operations include the impact of $170 million of impairment charges that were recognized during the third quarter of fiscal 2006, which include $158 million of nondeductible impairment charges, for which no tax benefit was provided.

The discontinued operations in fiscal 2007 reported a pretax and after tax gain on sale of operations of $3 million related to certain customary postclosing working capital adjustments related to the disposition of the U.K. Apparel business.

During the third quarter of fiscal 2006, the corporation completed the sale of the European Branded Apparel business and recognized an adjustment to the gain on sale of the Direct Selling operation, which resulted in a net pretax and after tax gain of $24 million and $67 million, respectively. The income tax benefit recognized was primarily related to the disposition of the European Branded Apparel business.

Consolidated Net Income and Diluted Earnings Per Share

Net income was $116 million in the third quarter of fiscal 2007, which was $74 million higher than the $42 million reported in the prior year comparable period. The increase in net income was primarily due to the $36 million increase in income from continuing operations and a $38 million increase in income from discontinued operations. Diluted EPS increased from $0.06 in the third quarter of fiscal 2006 to $0.16 in the third quarter of fiscal 2007, an increase of $0.10.

Operating Results by Business Segment – Third Quarter of Fiscal 2007 Compared with Third Quarter of Fiscal 2006

North American Retail Meats

	Quarter Ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume				2%

Net sales	$645	$607	$38	6.2%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$2	$(2)
Acquisitions	5	—	5

Total	$5	$2	$3

Operating segment income	$31	$50	$(19)	(36.6)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	(18)	(1)	(17)
Transformation charges	(6)	(4)	(2)
Accelerated depreciation	—	(4)	4

Total	$(24)	$(9)	$(15)

Total unit volumes in the North American Retail Meats segment, which includes both retail processed meats and commodities, increased 2% as compared to the third quarter of the prior year. For retail processed meats, unit volumes increased 3% with a unit volume increase of 7% in the U.S., partially offset by a 13% decline in Mexico. Commodity meat unit volumes declined 6% as the corporation initiated the process of exiting certain of its hog processing operations.

Net sales in the North American Retail Meats segment increased by $38 million, or 6.2%, over the comparable prior year quarter. During the quarter, the weakening of the Mexican peso decreased reported net sales by $2 million, or 0.4%. Net sales of businesses acquired since the beginning of the third quarter of fiscal 2006 increased net sales by $5 million, or 0.9%. The remaining net sales increase of $35 million, or 5.7%, was primarily due to an improved product mix as well as an increase in U.S. retail processed meat unit volumes.

The North American Retail Meats gross margin percent increased from 30.8% in the third quarter of fiscal 2006 to 31.3% in the third quarter of fiscal 2007 due to the impact of savings from restructuring and cost reduction programs, an improved sales mix and lower transformation related accelerated depreciation expense which were partially offset by higher commodity and labor costs.

Operating segment income in North American Retail Meats decreased by $19 million, or 36.6% over the comparable prior year quarter. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. The net impact of the change in exit activities, asset and business dispositions, transformation charges, and accelerated depreciation between the third quarter of fiscal 2007 and the third quarter of fiscal 2006 decreased operating segment income by $15 million, or 33.4%. The impact of businesses acquired after the beginning of the third quarter of fiscal 2006 decreased operating segment income by less than $1 million, or 0.7%. The remaining operating segment income decrease of $4 million, or 3.6%, as compared to the same quarter of the prior year was primarily the result of a $10 million increase in media advertising and promotion costs as well as higher costs for distribution activities partially offset by savings from continuous improvement programs and an improved sales mix.

North American Retail Bakery

	Quarter Ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume				(4)%

Net sales	$476	$449	$27	6.1%

Increase / (Decrease) in net sales from
Acquisitions	$25	$—	$25

Operating segment income (loss)	$(12)	$(6)	$(6)	(86.9)%

Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$(3)	$(2)	$(1)
Transformation charges	(11)	(4)	(7)
Accelerated depreciation on facilities to be sold	—	(1)	1
Acquisitions	2	—	2

Total	$(12)	$(7)	$(5)

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment declined 4% during the third quarter, as exits of certain non-branded lower margin U.S. fresh bread business, and a decline in branded fresh bakery products were only partially offset by increases in shipments of frozen bakery products.

Net sales in the North American Retail Bakery segment increased $27 million, or 6.1%, over the comparable prior year quarter. The impact of acquisitions increased net sales by $25 million, or 5.6%. The remaining increase in net sales of $2 million, or 0.5%, was primarily attributable to a favorable product mix driven by increased sales of Sara Lee branded products, and positive pricing actions to cover higher wheat and other input costs partially offset by lower unit volumes of non-branded products, as the segment exited certain low margin bread business.

The gross margin percent in the North American Retail Bakery segment decreased 0.9% from 46.1% in the third quarter of fiscal 2006 to 45.2% in the third quarter of fiscal 2007, primarily from higher costs for key ingredients and wages partially offset by increased product pricing and the benefits of continuous improvement programs that have reduced costs.

Operating segment income in the North American Retail Bakery segment decreased by $6 million, from a loss of $6 million in the third quarter of fiscal 2006 to a loss of $12 million in the third quarter of fiscal 2007. The third quarters of fiscal 2007 and 2006 were impacted by some or all of the following: exit activities, asset and business dispositions, transformation expenses and accelerated depreciation. The net impact of the exit activities, asset and business dispositions, transformation expenses and accelerated depreciation in fiscal 2007 versus fiscal 2006 decreased operating segment income by $7 million. The impact of acquisitions made after the beginning of the third quarter of fiscal 2006 increased operating segment income by $2 million. The remaining operating segment income decrease of $1 million during the quarter was primarily attributable to lower unit volumes and higher commodity costs partially offset by increased product pricing, the benefits of continuous improvement programs and a $4 million reduction in media advertising and promotion expenses.

Foodservice

	Quarter Ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume				(1)%

Net sales	$529	$521	$8	1.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—

	$—	$—	$—

Operating segment income	$39	$28	$11	42.0%

Increase / (Decrease) in operating segment income from

Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	(2)	(4)	2
Transformation charges	(1)	(1)	—
Accelerated depreciation on facilities to be sold	—	(1)	1

Total	$(3)	$(6)	$3

Net unit volumes in the Foodservice segment decreased 1% during the quarter as higher volumes for bakery products were more than offset by the lower volumes for beverage and meat products.

Net sales in the Foodservice segment increased $8 million, or 1.4%, over the comparable prior year quarter. Changes in foreign currency and acquisitions and dispositions had no impact on net sales in the quarter. As a result, the increase in net sales was primarily due to higher product pricing for certain meat, beverage and bakery products to cover the increase in key raw material costs, partially offset by lower unit volumes of beverage and meat products.

The gross margin percent in the Foodservice segment increased 0.2% from 27.7% in the third quarter of fiscal 2006 to 27.9% in the third quarter of fiscal 2007 primarily due to higher pricing and the benefits of continuous improvement programs partially offset by increased commodity costs.

Operating segment income in the Foodservice segment increased by $11 million, or 42.0%, over the comparable prior year quarter. The third quarters of fiscal 2007 and fiscal 2006 were impacted by some or all of the following: exit activities, asset and business dispositions, transformation expenses and accelerated depreciation. The net impact of the exit activities, asset and business dispositions, transformation expenses and accelerated depreciation in fiscal 2007 versus fiscal 2006 increased operating segment income by $3 million. The remaining operating segment income increased by $8 million, or 24.1%, primarily from lower SG&A costs, which include lower pension, postretirement and other benefit plan costs and the benefits of certain cost-saving programs and higher gross profits.

International Beverage

	Quarter Ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume				(1)%

Net sales	$658	$560	$98	17.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(46)	$46
Dispositions	—	8	(8)

Total	$—	$(38)	$38

Operating segment income (loss)	$121	$127	$(6)	(5.0)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(9)	$9
Exit activities, asset and business dispositions	(6)	35	(41)
Transformation charges	(1)	(11)	10

Total	$(7)	$15	$(22)

Net unit volumes in the International Beverage segment decreased 1% as compared to the third quarter of the prior year with decreases being shown in both the retail and foodservice sectors. In the retail channel, Brazil reported volume declines due to price increases, while in Europe, volumes were up, driven by double-digit growth in single-serve products. In foodservice, volumes declined despite growth in concentrates.

Net sales in the International Beverage segment increased by $98 million, or 17.5% over the comparable prior year quarter. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $46 million, or 9.2%. Dispositions made after the start of the third quarter of fiscal 2006 reduced sales in the International Beverage segment by $8 million, or 1.7%. The remaining net sales increase of $60 million, or 10.0%, was primarily due to the impact of higher unit volumes for single-serve products, favorable pricing and an improved sales mix.

The gross margin percent in the International Beverage segment increased 0.4% from 43.8% in the third quarter of fiscal 2006 to 44.2% in the third quarter of fiscal 2007. The gross margin percent increased primarily due to the impact of favorable pricing, an improved sales mix and a lower cost structure, including lower transformation related accelerated depreciation expense.

Operating segment income for the International Beverage segment decreased $6 million, or 5.0%, over the comparable prior year quarter. Changes in foreign currency exchange rates increased operating segment income by $9 million, or 9.7%. The International Beverage segment reported a charge in the third quarter of fiscal 2007 for exit activities, asset and business dispositions and transformation expenses of $7 million, while in the third quarter of fiscal 2006, it reported income of $24 million related to exit activities, asset and business dispositions and transformation expenses. The net impact of the exit activities, asset and business dispositions, transformation expenses and accelerated depreciation in fiscal 2007 versus fiscal 2006 decreased operating segment income by $31 million. The remaining operating segment income increase of $16 million, or 13.3%, was primarily due to higher gross margin dollars partially offset by higher SG&A costs including an $11 million increase in media advertising and promotion expenses.

International Bakery

	Quarter Ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume				3%

Net sales	$195	$175	$20	11.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(15)	$15

Operating segment income	$14	$13	$1	2.2%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(1)	$1
Exit activities, asset and business dispositions	—	2	(2)
Transformation charges	(1)	—	(1)

Total	$(1)	$1	$(2)

Net unit volumes in the International Bakery segment increased 3% during the quarter as increased shipments of fresh bread and dough products in Europe were only partially offset by declines in frozen baked goods in Australia.

Net sales in the International Bakery segment increased $20 million, or 11.4%, over the comparable prior year quarter. The impact of foreign currency changes, particularly in the European euro, increased reported net sales by $15 million, or 9.0%. There were no acquisitions or dispositions that impacted the International Bakery segment during the quarter. The remaining net sales increase of $5 million, or 2.4%, was primarily a result of the increase in unit volumes and favorable pricing actions for fresh bakery products partially offset by an unfavorable sales shift into more private label products.

The gross margin percent in the International Bakery segment decreased 0.6% from 40.8% in the third quarter of fiscal 2006 to 40.2% in the third quarter of fiscal 2007, primarily due to an unfavorable sales mix, lower product pricing for refrigerated dough products and higher costs associated with key raw materials.

Operating segment income in the International Bakery segment increased by $1 million, or 2.2%, over the comparable prior year quarter. Changes in foreign currency rates increased operating segment income by $1 million, or 11.7%. In the third quarter of fiscal 2007, the International Bakery segment recognized $1 million of transformation charges, while in the third quarter of fiscal 2006, the segment recognized $2 million of income related to exit activities, which decreased fiscal 2007 operating segment income by $3 million, or 23.7%. The remaining increase in operating segment income of $3 million, or 14.2%, was primarily due to higher volumes and a reduction in both media advertising and promotion expense and pension expense.

Household and Body Care

	Quarter Ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume of core categories (a)				5%

Net sales	$507	$443	$64	14.3%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(29)	$29
Acquisition/Disposition	3	1	2

Total	$3	$(28)	$31

Operating segment income	$59	$40	$19	48.1%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Exit activities, asset and business dispositions	(4)	(9)	5
Transformation charges	(3)	(3)	—
Impairment charge	(4)	—	(4)
Accelerated depreciation on facilities to be sold	—	(1)	1

Total	$(11)	$(15)	$4

(a)	– Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – increased 5% in the third quarter of fiscal 2007, primarily as a result of increases in air care products, driven by the success of new product launches; shoe care, driven by strong growth in Africa; and body care products, driven by new product launches, strong promotional activity and higher media advertising and promotion spending. Insecticide unit volumes declined, primarily in India, due to reduced sales of lower margin products.

Net sales in the Household and Body Care segment increased $64 million, or 14.3%, over the comparable prior year quarter. The impact of changes in foreign currency exchange rates increased reported net sales by $29 million, or 7.0%, primarily due to the strengthening of the European euro and the British pound. Acquisitions, net of sales related to product lines that had been disposed of, after the start of the third quarter of fiscal 2006 increased net sales by $2 million or 0.5%. The remaining net sales increase of $33 million, or 6.8%, was primarily due to higher unit volumes and improved sales mix.

The gross margin percent in the Household and Body Care segment increased 2.6% from 47.6% in the third quarter of the prior year to 50.2% in the third quarter of fiscal 2007, primarily from higher unit volumes, the cost savings generated by continuous improvement programs, a favorable sales mix and lower transformation related accelerated depreciation expense.

Operating segment income increased $19 million, or 48.1%, over the comparable prior year quarter. Changes in foreign currency exchange rates increased operating segment income by $2 million, or 5.7%. In the third quarter of fiscal 2007, the Household and Body Care segment recognized a net charge of $11 million related to exit activities, asset and business dispositions, transformation activities and an impairment charge, while in the third quarter of fiscal 2006, the segment recognized a charge of $13 million related to exit activities, asset and business dispositions, transformation charges and accelerated depreciation. The net impact of the exit activities, asset and business dispositions, transformation activities, impairment charge and accelerated depreciation between the third quarters of fiscal 2006 and fiscal 2007 was an increase in operating segment income of $2 million, or 16.5%. The third quarter of fiscal 2007 and 2006 includes less than $1 million, or 0.9%, of losses from certain product lines that were acquired or disposed of after the start of the third quarter of fiscal 2006. The remaining operating segment income increased by $15 million, or 26.8%, primarily from an increase in unit volumes, continuous improvement savings and a $6 million reduction in pension costs, partially offset by a $14 million increase in media advertising and promotion expenses to support new products.

Consolidated Results – First Nine Months of Fiscal 2007 Compared with First Nine Months of Fiscal 2006

Operating results by business segment in the first nine months of fiscal 2007 compared with the first nine months of fiscal 2006 are as follows:

	Nine Months ended
	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
North American Retail Meats	$1,963	$1,894	$52	$117
North American Retail Bakery	1,474	1,372	(4)	(27)
Foodservice	1,681	1,651	117	96
International Beverage	1,896	1,683	203	257
International Bakery	594	557	32	46
Household and Body Care	1,481	1,340	193	155

Total business segments	9,089	8,497	593	644
Intersegment sales	(10)	(6)	—	—

Total net sales and operating segment income	9,079	8,491	593	644

Amortization of intangibles	—	—	(49)	(45)
General corporate expenses	—	—	(260)	(241)
Contingent sale proceeds	—	—	120	114

Total net sales and operating income	9,079	8,491	404	472
Net interest expense	—	—	(107)	(169)

Net sales and income from continuing operations before income taxes	$9,079	$8,491	$297	$303

The following table summarizes net sales and operating income performance for the first nine months of fiscal 2007 and 2006 and certain significant items that affected the comparability of these amounts.

	Nine Months ended
Corporate Performance (In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Net sales	$9,079	$8,491	$588	6.9%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(214)	$214
Acquisitions / dispositions	112	46	66

Total	$112	$(168)	$280

Operating income	$404	$472	$(68)	(14.3)%

Increase / (Decrease) in operating income from
Contingent sale proceeds	$120	$114	$6
Changes in foreign currency exchange rates	—	(28)	28
Exit activities, asset and business dispositions	(69)	(41)	(28)
Transformation charges	(93)	(109)	16
Impairment charges	(156)	—	(156)
Accelerated depreciation on facilities sold	(30)	(29)	(1)
Hurricane losses	—	(5)	5
Change in vacation policy	—	14	(14)
Acquisitions/dispositions	4	6	(2)

Total	$(224)	$(78)	$(146)

Net Sales

Consolidated net sales in the first nine months of fiscal 2007 were $9,079 million, an increase of $588 million, or 6.9%, over the first nine months of fiscal 2006. The strengthening of foreign currencies, particularly the European euro, British pound and Brazilian real, increased reported net sales by $214 million, or 2.6%. Net sales in the first nine months of fiscal 2007 include $112 million from businesses acquired after the start of fiscal 2006, while the first nine months of fiscal 2006 includes sales of $46 million from businesses that have been disposed of after the start of fiscal 2006. The net impact of acquisitions and dispositions between the first nine months of fiscal 2007 and 2006 increased net sales by $66 million, or 0.7%. The remaining net sales increase of $308 million, or 3.6%, resulted from increases in net sales in each of the corporation’s business segments with the exception of the International Bakery segment, for which sales were unchanged. Net sales increased in the North American Retail Meats segment due to an improved sales mix and higher U.S. processed meats unit volumes. The North American Retail Bakery segment experienced higher sales due to positive pricing actions and a favorable product mix, offset by lower unit volumes. Net sales in the Foodservice segment increased on the strength of higher volumes for meat and bakery products and an improved sales mix, while increases in the International Beverage segment were due to higher unit volumes and a favorable sales mix and higher pricing. Sales for International Bakery were unchanged as higher unit volumes were offset by an unfavorable sales mix. Net sales in the Household and Body Care segment increased primarily due to higher unit volumes in each of the four core categories and an improved sales mix.

Unit Volumes

Unit volumes in the North American Retail Meats segment, including both retail processed meats and commodities, increased 1%. Retail processed meat unit volumes increased 2%, driven by a 5% increase in the U.S., partially offset by a 7% decline in Mexico. Commodity meat unit volumes declined 9%. In the North American Retail Bakery segment, unit volumes declined by 4% as declines in non-branded fresh bread were only partially offset by increases in fresh branded and frozen bakery products. Unit volumes in the Foodservice segment were unchanged as higher unit sales of meat and bakery products were offset by lower unit sales of beverage products. In the International Beverage segment, unit volumes increased 5% with higher volumes in both the retail and foodservice channels. The increase in retail unit volumes was driven by strong volume growth in Brazil and in single-serve coffee products in Europe. In the International Bakery segment, unit volumes increased 1% as a result of growth in refrigerated dough products in Europe, frozen bakery products in Australia, and fresh bread products in Europe. The unit volumes for the four core categories of the Household and Body Care segment increased 5% as each category reported increases in volume. The discussion of unit volumes in this Management’s Discussion and Analysis excludes the impact of acquisitions and dispositions.

Gross Margin Percent

The gross margin percent declined slightly from 38.6% in the first nine months of fiscal 2006 to 38.5% in the first nine months of fiscal 2007, a decline of 0.1%. The North American Retail Meats segment gross margin percent decreased by 0.5% and the gross margin percent in the North American Retail Bakery segment increased 0.1% as higher raw material costs were offset by the impact of an improved sales mix and benefits of prior restructuring actions. In the Foodservice segment, the gross margin percentage declined by 0.7% as this segment experienced increased commodity costs during the period. The gross margin percent declined in the International Beverage segment by 0.5% and declined in the International Bakery segment by 2.0%, as these segments experienced an unfavorable sales mix. In the Household and Body Care segment, the gross margin percent increased by 0.3% due to lower costs from continuous improvement programs.

Selling, General and Administrative Expenses

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
SG&A expenses in the business segment results:
Media, advertising and promotion	$420	$408	$12	2.9%
Other	2,253	2,181	72	3.3

Total business segments	2,673	2,589	84	3.2
Amortization of identifiable intangibles	49	45	4	7.6
General corporate expenses	260	241	19	8.0

Total SG&A Expenses	$2,982	$2,875	$107	3.7%

Selling, general and administrative (SG&A) expenses increased by $107 million, or 3.7%, in the first nine months of fiscal 2007 versus the prior year period. Changes in foreign currency rates increased SG&A expenses by $76 million, or 2.7%. Therefore, the remaining change in SG&A expenses was an increase of $31 million, or 1.0%. SG&A expenses in the business segments increased by $84 million, or 3.2%, which was primarily attributable to increased spending for media advertising and promotion and the strengthening of foreign currencies, which was partially offset by lower pension, postretirement and other benefit plan expenses and transformation expenses. The increase in general corporate expenses is primarily attributable to unfavorable foreign currency impacts partially offset by lower corporate office expenses and transformation related costs. Measured as a percentage of sales, SG&A expenses were 32.8% in fiscal 2007 as compared to 33.9% in the comparable period of the prior year.

Transformation Actions, Impairment Charges and Other Significant Items

The reported results for the first nine months of fiscal 2007 and 2006 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant items. The following table illustrates where the costs (income) associated with these activities are recognized in the Consolidated Statements of Income of the corporation.

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006
Cost of sales
Accelerated depreciation related to facility closures	$29	$21
Transformation charges	6	—
Hurricane losses	—	2

Selling, general and administrative expenses
Transformation charges	87	109
Accelerated depreciation related to facility closures	1	8
Hurricane losses	—	3
Vacation policy change	—	(14)

Charges for (income from)
Exit activities	85	107
Asset and business dispositions	(16)	(66)

Impairment charges	156	—

Reduction in income from continuing operations before income taxes	348	170

Income tax benefit	92	57

Reduction in income from continuing operations	$256	$113

The following is a summary of the actions that impacted the first nine months of fiscal 2007:

The amount recognized in “Cost of sales,” as noted in the table above, consists of $29 million of accelerated depreciation primarily in the North American Retail Meats segment and $6 million of transformation expenses. Transformation expenses recognized in cost of sales generally include costs for information technology projects related to new information system installations. The amount recognized in “Selling, general and administrative expenses” includes a charge of $87 million for actions related to the corporation’s transformation plan and $1 million for accelerated depreciation on a facility that has been closed. Transformation expenses recognized in SG&A generally include retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, costs for third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts, and costs associated with the implementation of new information technology systems.

The corporation recognized a net $69 million charge related to exit activities, asset and business dispositions during the first nine months of fiscal 2007. The net $69 million charge consists of an $85 million charge for exit activities and $16 million of income related to asset and business dispositions. The $85 million charge for exit activities consists of a $73 million charge for management’s approved actions related to the termination of employees, including a charge to terminate 2,335 employees, a $12 million charge related to the cost of exiting certain leased facilities and other contractual obligations, a $1 million charge related to a loss on abandonment of assets, and $1 million of income related to adjustments to previous employee terminations. The net $16 million of income from asset and business dispositions consists of $19 million in gains on the sale of an administrative office building and a production and distribution facility in the Household and Body Care segment, partially offset by $3 million of net charges primarily associated with the disposal of businesses.

The first nine months of fiscal 2007 includes a pretax charge of $156 million to recognize the impairment of $92 million of goodwill and $26 million of trademarks in the International Beverage segment, $34 million of property in the North American Retail Meats segment and $4 million of an investment in a business in Zimbabwe in the Household and Body Care segment. The recognition of the impairment charges in the International Beverage segment also resulted in the recognition of a valuation allowance against a deferred tax asset, which increased tax expense in the amount of $27 million related to this impairment. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Charges – Continuing Operations.”

The net impact of the above actions was to decrease income from continuing operations before income taxes and income from continuing operations by $348 million and $256 million, respectively, which reduced diluted EPS by $0.34 per share.

The corporation has recognized a liability of approximately $177 million that relates primarily to future severance and other lease and contractual commitments. A significant portion of the remaining accrued balance that relates to severance matters will be paid out within the next two years and a significant portion of the remaining accrued balance that relates to lease and other contractual liabilities will be paid out within the next 5 years.

As part of the annual impairment review, the corporation also concluded that it was reasonably likely that certain other reporting units or trademarks may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management. These reporting units include a bakery operation in Europe with $454 million of goodwill; a meat business in Mexico with $23 million of goodwill and a beverage business in Poland with $68 million of goodwill. The corporation has also concluded that it is reasonably likely that three domestic bread trademarks acquired with the Earthgrains business may become impaired in future periods. These trademarks, which have a net book value of $45 million, have experienced sales levels which are lower than anticipated. While the fair value of these operations or brands either approximates or exceeds the carrying value at the present time and management does not believe that impairment is probable, the performance of these businesses and brands requires continued improvement in future periods to sustain their carrying value. If the performance of these reporting units and brands does not continue to improve, a future impairment could result for a portion or all of the goodwill or trademark amounts noted previously. The amount of any impairment is dependent on the performance of the business or brand which is dependent upon a number of variables which cannot be predicted with certainty.

The following is a summary of the actions that impacted the first nine months of fiscal 2006:

The amount recognized in “Cost of sales,” as noted in the table above, consists of $21 million of accelerated depreciation on facilities and equipment previously targeted for disposal in the North American Retail Bakery segment and $2 million in losses related to the hurricanes in the southeastern portion of the U.S. The amount recognized in “Selling, general and administrative expenses” includes a charge of $109 million for actions related to the corporation’s transformation plan, $8 million for accelerated depreciation on facilities targeted for closure, and $3 million of hurricane losses, partially offset by $14 million of income related to a change in vacation policy. The corporation recognized a net charge of $41 million related to exit activities, asset and business dispositions during the first nine months of fiscal 2006, which consisted of a $107 million charge for exit activities, partially offset by $66 million of income related to asset and business dispositions. The $107 million charge for exit activities includes $100 million of costs to terminate 1,242 employees and $7 million of costs related to the exit of certain leased facilities. The $66 million of income from asset and business dispositions consists of a $90 million gain on the sale of certain skincare and sunscreen assets, working capital related to a European rice product line, a minority investment in a foreign branded apparel operation and certain asset dispositions, partially offset by $24 million of charges to prepare other businesses for disposition. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $170 million and $113 million, respectively, and reduce diluted EPS by $0.14 per share.

The costs (income) of the above actions on the corporation’s business segments are summarized as follows:

	Nine Months Ended
(In millions)	March 31, 2007	April 1, 2006
North American Retail Meats	$98	$31
North American Retail Bakery	24	21
Foodservice	9	13
International Beverage	134	28
International Bakery	10	4
Household and Body Care	14	6

Impact on the business segments	289	103
Corporate office	59	67

Impact on income from continuing operations before income taxes	$348	$170

These actions are more fully described in the Exit, Disposal and Transformation Activities and Impairment – Continuing Operations notes to the Consolidated Financial Statements. As a result of exit activities taken since the beginning of fiscal 2005, and transformation actions taken since the beginning of the transformation plan in fiscal 2005, the corporation’s cost structure was reduced and efficiency improved. The following table summarizes the actual and projected savings from these actions.

(In millions)	Actual Savings Recognized in Fiscal 2006	Anticipated Savings in Fiscal 2007	Actual Savings in the First Nine Months of Fiscal 2006	Actual Savings in the First Nine Months of Fiscal 2007
Restructuring Actions Approved in:
Fiscal 2005	$34	$54	$23	$38
Fiscal 2006	27	97	14	67
Fiscal 2007	—	1	—	1

	$61	$152	$37	$106

In the remaining portion of fiscal 2007, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through July 15, 2009. The legal status of tobacco in each country accounts for a portion of the total contingency, with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the fiscal 2007 and fiscal 2006 payments each passed in the first quarter of each fiscal year and the corporation received the annual payments. The fiscal 2007 annual payment was equivalent to $120 million and the fiscal 2006 annual payment was equivalent to $114 million based upon the respective exchange rates on the dates of receipt. Each of these amounts is recognized in the corporation’s earnings when received. The amount received in fiscal 2006 increased diluted earnings per share by $0.15 per share and the amount received in fiscal 2007 is expected to increase diluted earnings per share by $0.16 per share.

Net Interest Expense

Net interest expense decreased by $62 million in the first nine months of fiscal 2007, to $107 million. During the nine months, the corporation received the proceeds from the spin off of the Hanesbrands business and a portion of these funds was invested, which generated higher interest income during the first nine months and a portion of these funds was also used to repay outstanding notes payable, which resulted in lower interest expense during the first nine months of fiscal 2007.

Income Tax Expense

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Nine Months Ended
(In millions)	2007	2006
Continuing Operations
Income before income taxes	$297	$303
Income tax expense (benefit)	(14)	82
Effective tax rate	(4.5)%	27.0%

Note 11 to the financial statements provides a detailed explanation of the determination of the interim tax provision.

The estimated effective tax rate related to anticipated annual ordinary income was 59.8% at the end of the first nine months of fiscal 2007. This rate assumes the recognition of a $194 million cost to repatriate substantially all foreign earnings to the U.S. and 43 percentage points of the annual effective rate was attributable to this annual cost. The tax expense resulting from applying the 59.8% rate to the pretax earnings for the first nine months is $177 million. This amount was reduced by $191 million of significant unusual or infrequently occurring items which have been fully recognized as discrete items in the first nine months of fiscal 2007. The most significant of these items are as follows:

•	The corporation sold the shares of a subsidiary which resulted in a $169 million tax benefit. The proceeds received and the net book value of the entity sold were less than $1 million.

•	Contingent tax obligations were reduced by $32 million after the statutes of limitation in multiple tax jurisdictions lapsed.

•

After considering the lower future profit expectations of a Brazilian coffee operation, the corporation concluded that it was necessary to recognize a full $27 million valuation allowance on the deferred taxes related to the Brazilian tax jurisdiction.

•

The taxes provided on the fiscal 2006 earnings of the corporation were reduced by $20 million primarily as a result of a change in the estimated cost of repatriating $1.6 billion of cash to the U.S. from multiple foreign jurisdictions.

The effective tax rate from continuing operations for the first nine months of fiscal 2006 was 27.0% after recognizing a tax benefit of $33 million related to the favorable outcome of a foreign tax contingency and a $14 million tax benefit associated with the disposition of certain assets outside the U.S.

Income from Continuing Operations and Diluted Earnings Per Share (EPS)

Income from continuing operations in the first nine months of fiscal 2007 was $311 million versus $221 million in the comparable period of the prior year, an increase of $90 million, or 40.7%, as a result of the factors noted above.

Diluted EPS from continuing operations increased from $0.29 in the first nine months of fiscal 2006 to $0.42 in the first nine months of fiscal 2007, an increase of $0.13. Diluted EPS was favorably impacted by lower average shares outstanding during the first nine months of fiscal 2007 than during the first nine months of fiscal 2006. The lower average shares are due to the corporation’s ongoing share repurchase program. Under this program, the corporation repurchased 31 million shares during the first nine months of fiscal 2007.

Discontinued Operations

Discontinued operations includes the results of the following eight businesses: Direct Selling, U.S. Retail Coffee, European Branded Apparel, European Nuts and Snacks, U.K. Apparel, U.S. Meat Snacks, European Meats and Branded Apparel Americas/Asia. The following summarizes the results of the discontinued operations for the first nine months of fiscal 2007 and 2006.

(In millions)	First Nine Months of Fiscal 2007	First Nine Months of Fiscal 2006	Dollar Change	Percent Change
Net sales	$901	$5,574	$(4,673)	NM	%

Income from operations before income taxes	$92	$48	$44
Income tax (expense) benefit on income from operations	(30)	(4)	(26)
Gain on sale of discontinued operations	16	342	(326)
Income tax on gain on sale of discontinued businesses	(2)	(60)	58

Net income (loss) from discontinued operations	$76	$326	$(250)

Net sales for discontinued operations were $901 million in the first nine months of fiscal 2007, versus $5,574 million in fiscal 2006. The decline is primarily due to the fact that the fiscal 2006 period includes the results of all eight discontinued operations, while the fiscal 2007 period only includes the results of the European Meats and Branded Apparel Americas/Asia businesses since the other businesses had been sold in fiscal 2006 and no comparable sales are included in fiscal 2007. In addition, the European Meats and Branded Apparel Americas/Asia results reported in fiscal 2007 are less than a full nine months of results as the transactions were completed during the first quarter of fiscal 2007.

The discontinued operations reported income before income taxes of $92 million in the first nine months of fiscal 2007 and $48 million in the first nine months of fiscal 2006. The reported results for the first nine months of fiscal 2006 included $394 million of impairment charges to recognize impairments in the European Branded Apparel, U.S. Retail Coffee, U.K. Apparel, U.S. Meats Snacks and European Meats businesses. These impairment charges are more fully described in Note 4 to the Consolidated Financial Statements. The effective tax rate associated with the operation of the Branded Apparel Americas/Asia and European Meats businesses through the date of sale in fiscal 2007 was 33% and the effective tax rate associated with all eight of the discontinued operations was 8% in the first nine months of fiscal 2006. The low effective tax rate in the first nine months of fiscal 2006 was primarily due to the fact that the corporation was able to credit taxes previously recognized in the operation of its Direct Selling discontinued operations against taxes paid upon the sale of that business.

In fiscal 2007, the discontinued operations also reported a gain on sale of operations before income taxes of $16 million which consisted of a $29 million gain from the sale of the European Meats business, a $3 million gain from the sale of the U.K. Apparel business and an $8 million gain from the sale of the European Branded Apparel operations in the Philippines, partially offset by $24 million of transaction costs associated with the spin off of the Hanesbrands business. The net gain on the business dispositions after tax was $14 million.

During the first nine months of fiscal 2006, the corporation completed the sales of the Direct Selling, U.S. Retail Coffee and European Apparel operations and recognized a pretax and after tax gain of $342 million and $282 million, respectively.

The corporation’s discontinued operations impacted the cash flows of the corporation as summarized in the table below:

Increase / (Decrease) – (in millions)	Nine Months ended March 31, 2007	Nine Months ended April 1, 2006
Discontinued operations impact on:
Cash flow from operating activities	$88	$803
Cash flow (used in) investing activities	(35)	(147)
Cash flow (used in) financing activities	(67)	(661)

Net cash impact of discontinued operations	$(14)	$(5)

Cash balance of discontinued operations:
At start of period	$14	$37
At end of period	—	32

(Decrease) / Increase in cash of discontinued operations	$(14)	$(5)

The higher level of cash flow from operating activities related to discontinued operations in fiscal 2006 was primarily attributable to the timing of the disposition of these businesses. The sale of the European Meats business was completed in August 2006 and the spin off of the Hanesbrands business occurred on September 5, 2006.

Consolidated Net Income and Diluted Earnings Per Share

Net income of $387 million in the first nine months of fiscal 2007 was $160 million lower than the $547 million reported in the prior year comparable period. The decrease in net income was primarily due to the $250 million decrease in income from discontinued operations, partially offset by the increase in income from continuing operations. Diluted EPS decreased from $0.71 in the first nine months of fiscal 2006 to $0.52 in the first nine months of fiscal 2007, a decrease of $0.19 per share.

Operating Results by Business Segment – First Nine Months of Fiscal 2007 Compared with First Nine Months of Fiscal 2006

North American Retail Meats

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume				1%

Net sales	$1,963	$1,894	$69	3.7%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$5	$(5)
Acquisitions / Dispositions	17	—	17

Total	$17	$5	$12

Operating segment income	$52	$117	$(65)	(55.4)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	(25)	(11)	(14)
Transformation charges	(12)	(17)	5
Impairment charge	(34)	—	(34)
Accelerated depreciation	(27)	(6)	(21)
Change in vacation policy	—	3	(3)
Acquisitions	(2)	—	(2)

Total	$(100)	$(31)	$(69)

Unit volumes in the North American Retail Meats segment, which includes both retail processed meats and commodity meats, increased 1% compared to the first nine months of the prior year. Unit volumes for processed meats increased 2% as unit volumes in the U.S. increased 5%, while unit volumes in Mexico declined 7%. Unit volumes for commodity meats declined 9%.

Net sales in the North American Retail Meats segment increased by $69 million, or 3.7%, over the comparable prior year period. The weakening of the Mexican peso decreased reported net sales by $5 million, or 0.3%. Net sales of businesses acquired since the beginning of fiscal 2006 increased net sales by $17 million, or 1.0%. The remaining net sales increase of $57 million, or 3.0%, was primarily due to an improved sales mix and an increase in retail processed meats unit volumes in the U.S.

The North American Retail Meats gross margin percent decreased 0.5%, from 29.5% in the first nine months of fiscal 2006 to 29.0% in the first nine months of fiscal 2007 due to higher commodity and labor costs partially offset by savings from continuous improvement programs and an improved sales mix.

Operating segment income in North American Retail Meats decreased by $65 million, or 55.4%, over the comparable prior year period. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. The net impact of the change in exit activities, asset and business dispositions, transformation charges, the impairment charge, accelerated depreciation and the change in vacation policy between the first nine months of fiscal 2007 and the first nine months of fiscal 2006 decreased operating segment income by $67 million, or 57.7%. The impact of businesses acquired after the beginning of fiscal 2006 decreased operating segment income by $2 million, or 1.2%. The remaining operating segment income increase of $4 million, or 3.7%, as compared to the same period of the prior year was primarily the result of higher gross margin dollars that resulted from higher sales and unit volumes, a $7 million reduction in pension, postretirement and other benefit plan costs, which were partially offset by an $8 million increase in media advertising and promotion spending, higher distribution costs and significantly reduced results in Mexico.

North American Retail Bakery

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume				(4)%

Net sales	$1,474	$1,372	$102	7.5%

Increase / (Decrease) in net sales from
Acquisitions	$92	$—	$92

Operating segment income (loss)	$(4)	$(27)	$23	83.9%

Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$(5)	$(4)	$(1)
Transformation charges	(17)	(14)	(3)
Accelerated depreciation on facilities to be sold	(2)	(6)	4
Change in vacation policy	—	3	(3)
Acquisitions	6	—	6

Total	$(18)	$(21)	$3

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment declined 4% during the first nine months, as exits of certain non-branded lower margin U.S. fresh bread business, particularly with private label customers, offset an increase in unit volumes for both fresh branded and frozen bakery products.

Net sales in the North American Retail Bakery segment increased $102 million, or 7.5%, over the comparable prior year period. The impact of acquisitions increased net sales by $92 million, or 6.7%. The remaining increase in net sales of $10 million, or 0.8%, was primarily attributable to positive pricing actions and a favorable product mix driven by increased sales of Sara Lee branded products, partially offset by lower unit volumes of non-branded products, as the segment exited certain low margin bread business.

The gross margin percent in the North American Retail Bakery segment increased 0.1% from 45.9% in the first nine months of fiscal 2006 to 46.0% in the first nine months of fiscal 2007 as higher costs for key ingredients and wages were offset by increased selling prices, the impact of an improved sales mix, which included higher sales of branded bakery products, and the benefits of continuous improvement programs.

Operating segment income in the North American Retail Bakery segment increased by $23 million, from a loss of $27 million in the first nine months of fiscal 2006 to a loss of $4 million in the first nine months of fiscal 2007. The first nine months of fiscal 2007 and 2006 were impacted by some or all of the following: exit activities, asset and business dispositions, transformation expenses, accelerated depreciation and the change in vacation policy. The net impact of the exit activities, asset and business dispositions, transformation expenses, accelerated depreciation and change in vacation policy in fiscal 2007 versus fiscal 2006 decreased operating segment income by $3 million. The impact of acquisitions made after the beginning of fiscal 2006 increased operating segment income by $6 million. The remaining operating segment income increase of $20 million during the period was primarily attributable to higher gross margins, a $12 million reduction in media advertising and promotion expenses related to the retail coffee business and a $4 million reduction in pension and postretirement benefit plan costs.

Foodservice

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume				—%

Net sales	$1,681	$1,651	$30	1.8%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1

Total	$—	$(1)	$1

Operating segment income	$117	$96	$21	22.3%

Increase / (Decrease) in operating segment income from

Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	(6)	(4)	(2)
Hurricane losses	—	(5)	5
Transformation charges	(2)	(5)	3
Change in vacation policy	—	4	(4)
Accelerated depreciation on facilities to be sold	(1)	(3)	2

Total	$(9)	$(13)	$4

Net unit volumes in the Foodservice segment were unchanged during the period as higher volumes for meat and bakery products were offset by lower volumes for beverage products.

Net sales in the Foodservice segment increased $30 million, or 1.8%, over the comparable prior year period. Changes in foreign currency, primarily the Canadian dollar, increased net sales by $1 million. Acquisitions and dispositions did not impact the reported results in the first nine months. The remaining net sales increase of $29 million, or 1.8%, was primarily due to the impact of higher unit volumes of meat and bakery products, a favorable sales mix and selected price increases to cover higher costs, partially offset by lower unit volumes of coffee products.

The gross margin percent in the Foodservice segment decreased 0.7% from 27.4% in the first nine months of fiscal 2006 to 26.7% in the first nine months of fiscal 2007 primarily due to increased commodity costs, partially offset by the benefits of continuous improvement programs which resulted in cost savings and selected selling price increases.

Operating segment income in the Foodservice segment increased by $21 million, or 22.3%, over the comparable prior year period. In the first nine months of fiscal 2007, charges for exit activities, asset and business dispositions, transformation expenses and accelerated depreciation totaled $9 million, while in the first nine months of fiscal 2006, the segment reported charges of $17 million for exit activities, asset and business dispositions, transformation expenses, accelerated depreciation and hurricane losses partially offset by $4 million of income related to a change in vacation policy. The net impact of these items increased operating segment income by $4 million, or 6.3%. The remaining operating segment income increased by $17 million, or 15.9%, primarily from the benefits of certain cost saving programs, a $4 million reduction in pension and postretirement benefit plan costs and a $2 million reduction in media advertising and promotion expenses.

International Beverage

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume				5%

Net sales	$1,896	$1,683	$213	12.7%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(112)	$112
Dispositions	—	43	(43)

Total	$—	$(69)	$69

Operating segment income	$203	$257	$(54)	(20.9)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(19)	$19
Exit activities, asset and business dispositions	(10)	(10)	—
Transformation charges	(6)	(15)	9
Impairment charges	(118)	—	(118)
Accelerated depreciation on facilities to be sold	—	(3)	3
Dispositions	—	6	(6)

Total	$(134)	$(41)	$(93)

Net unit volumes in the International Beverage segment increased 5% as compared to the first nine months of the prior year primarily due to increases in the retail sector, which were driven by volume growth in roast and ground coffee in Brazil and single-serve products in Europe. Foodservice volumes were virtually flat as higher volumes in concentrates were offset by lower roast and ground coffee.

Net sales in the International Beverage segment increased by $213 million, or 12.7%, over the comparable prior year period. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $112 million, or 7.4%. Dispositions made after the start of fiscal 2006 reduced sales in the International Beverage segment by $43 million, or 2.9%. The remaining net sales increase of $144 million, or 8.2%, compared to the comparable period of the prior year was primarily due to the impact of higher unit volumes, a favorable sales mix and higher average product pricing.

The gross margin percent in the International Beverage segment decreased 0.5% from 43.8% in the first nine months of fiscal 2006 to 43.3% in the first nine months of fiscal 2007 primarily as a result of an unfavorable sales mix of lower margin products in Brazil and higher costs for commodities and wages.

Operating segment income for the International Beverage segment decreased $54 million, or 20.9%, over the comparable prior year period. Changes in foreign currency exchange rates increased operating segment income by $19 million, or 7.8%. The International Beverage segment reported a charge of $134 million in the first nine months of fiscal 2007 for exit activities, asset and business dispositions, transformation expenses and an impairment charge, but reported charges of $28 million in the first nine months of fiscal 2006 for exit activities, asset and business dispositions, transformation expenses and accelerated depreciation, which decreased operating segment income by $106 million, or 39.1%. Dispositions made after the start of fiscal 2006 reduced operating segment income by $6 million, or 2.6%. The remaining operating segment income increase of $39 million, or 13.0%, was primarily due to the increase in unit volumes, savings from continuous improvement programs and a $3 million reduction in pension plan costs partially offset by a $5 million increase in media advertising and promotion expenses.

International Bakery

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume				1%

Net sales	$594	$557	$37	6.6%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(37)	$37

Operating segment income	$32	$46	$(14)	(30.4)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(3)	$3
Exit activities, asset and business dispositions	(8)	(3)	(5)
Transformation charges	(2)	(1)	(1)

Total	$(10)	$(7)	$(3)

Net unit volumes in the International Bakery segment increased 1% during the period primarily due to increased shipments of dough products in Europe and frozen baked goods in Australia.

Net sales in the International Bakery segment increased $37 million, or 6.6%, over the comparable prior year. The impact of foreign currency changes, particularly in the European euro, increased reported net sales by $37 million, or 6.6%. There were no acquisitions or dispositions that impacted the International Bakery segment during the period. The remaining net sales were unchanged versus the prior year period as the impact of higher unit volumes was offset by an unfavorable sales mix.

The gross margin percent in the International Bakery segment decreased 2.0% from 42.2% in the first nine months of fiscal 2006 to 40.2% in the first nine months of fiscal 2007, primarily due to an unfavorable sales mix, lower product pricing and increased costs for key raw materials.

Operating segment income in the International Bakery segment decreased by $14 million, or 30.4%, over the comparable prior year. Changes in foreign currency exchange rates increased operating segment income by $3 million, or 5.4%. In the first nine months of fiscal 2007, the International Bakery segment recognized $10 million in charges for exit activities, asset and business dispositions and transformation expenses, while in the first nine months of fiscal 2006, the segment recognized $4 million of charges for exit activities, asset and business dispositions and transformation expenses which decreased fiscal 2007 operating segment income by $6 million, or 14.4%. The remaining decline in operating segment income of $11 million, or 21.4%, was primarily due to an unfavorable sales mix, higher commodity prices and higher distribution expenses partially offset by a $3 million reduction in media advertising and promotion expense.

Household and Body Care

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006	Change	Percent Change
Change in unit volume of core categories (a)				5%

Net sales	$1,481	$1,340	$141	10.5%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(69)	$69
Acquisition / disposition	3	3	—

Total	$3	$(66)	$69

Operating segment income	$193	$155	$38	24.4%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(6)	$6
Exit activities, asset and business dispositions	1	11	(10)
Transformation charges	(11)	(7)	(4)
Impairment charge	(4)	—	(4)
Accelerated depreciation on facilities to be sold	—	(10)	10

Total	$(14)	$(12)	$(2)

(a)	– Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – increased 5% in the first nine months of fiscal 2007, with increases in each of the four core categories.

Net sales in the Household and Body Care segment increased $141 million, or 10.5%, over the comparable prior year. The impact of changes in foreign currency exchange rates increased reported net sales by $69 million, or 5.4%, primarily due to the strengthening of the European euro and the British pound. The first nine months of fiscal 2007 includes $3 million of sales from acquisitions made after the start of fiscal 2006 while the first nine months of fiscal 2006 includes sales of $3 million from product lines that had been disposed of after the start of fiscal 2006, resulting in no net impact on the change in net sales. The remaining net sales increase of $72 million, or 5.1%, was primarily due to the higher unit volumes and an improved sales mix.

The gross margin percent in the Household and Body Care segment increased 0.3% from 49.7% in the first nine months of the prior year to 50.0% in the first nine months of fiscal 2007, primarily due to lower costs resulting from continuous improvement programs.

Operating segment income increased $38 million, or 24.4%, over the comparable prior year. Changes in foreign currency exchange rates increased operating segment income by $6 million, or 4.7%. In the first nine months of fiscal 2007, the Household and Body Care segment recognized a net charge of $14 million related to exit activities, asset and business dispositions, transformation activities and an impairment charge, while in the first nine months of fiscal 2006, the Household and Body Care segment recognized a net charge of $6 million related to exit activities, asset and business dispositions, transformation charges and accelerated depreciation. The net impact of the change in the net charges between the first nine months of fiscal 2006 and fiscal 2007 was a decrease in operating segment income of $8 million, or 3.1%. The first nine months of fiscal 2007 includes less than $1 million of losses from certain product lines that were acquired after the start of fiscal 2006, and the first nine months of fiscal 2006 includes less than $1 million of income from certain product lines that were disposed of after the start of fiscal 2006. The remaining operating segment income increased by $40 million, or 23.2%, primarily from the increase in unit volumes and lower overhead costs which include a decline of $10 million in benefit plan costs partially offset by a $16 million increase in media advertising and promotion expense.

Financial Condition

The corporation’s cash flow statements include amounts related to discontinued operations through the date of disposal. The discontinued operations had a significant impact on the cash flows from operating, investing and financing activities for the first nine months of fiscal 2007 and 2006.

Cash From Operating Activities

The most significant reason for the decline in cash from operating activities was the disposition of a number of businesses which have been reported as discontinued operations. The cash from operating activities generated by continuing and discontinued operations in the first nine months of fiscal 2007 and 2006 is summarized in the following table.

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006
Cash from Operating Activities:
Continuing Operations	$10	$60
Discontinued Operations	88	803

Total	$98	$863

The Branded Apparel Americas/Asia and the European Meats businesses, which were disposed of in the first quarter of fiscal 2007, generated substantially all of the discontinued operations cash from operating activities in the first nine months of fiscal 2006 and 2007.

Changes in current assets and liabilities resulted in the use of $742 million of cash in the first nine months of fiscal 2007. The primary uses of cash were:

•	Accrued taxes declined by $279 million primarily as a result of $295 million of cash tax payments offset in part by taxes provided on continuing and discontinued operations.

•	$138 million of cash was used to pay for increases in inventory, a substantial portion of which related to the corporation's International Beverage and Household and Body Care businesses.

•	Accrued liabilities, other than income taxes, declined by $245 million. Significant factors causing this decline are:

•	Cash contributions to pension plans of $183 million exceeded the net periodic benefit cost of these plans by $76 million.

•	Cash payments to fund postretirement medical obligations, net of premiums received, were $19 million while the corporation recognized income from these plans of $2 million.

•	Prior to their disposal, $38 million of cash was used to reduce the accrued liabilities of two discontinued operations.

•	Cash interest payments exceeded interest expense by $15 million.

•

The remainder of the reduction in accrued liabilities was primarily related to cash expenditures exceeding expenses for transaction fees related to business dispositions, casualty insurance accruals, consumer promotion accruals, bonus and employee retention accruals, as well as litigation and environmental reserves.

•	A reduction in accounts payable resulted in the use of $52 million of cash.

•	An increase in other current assets resulted in the use of $36 million of cash.

Cash From Investment Activities

Net cash (used) generated from investment activities in the first nine months of fiscal 2007 and 2006 is split between continuing and discontinued operations as shown in the following table:

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006
Cash (used in) from Investment Activities:
Continuing Operations	$461	$564
Discontinued Operations	(35)	(147)

Total	$426	$417

Significant components of the change are as follows:

•

The corporation received $688 million of cash from the settlement of notes receivable as compared to $33 million in fiscal 2006. In both years, the net assets of businesses sold included certain intercompany loans payable which were paid shortly after the businesses were disposed of. In 2007, $450 million of the cash received was related to the Hanesbrands disposition and $238 million was related to the European Meats disposition.

•

Cash received from the disposition of businesses, investments and assets, including contingent sales proceeds, was $530 million in fiscal 2007 as compared to $864 million in fiscal 2006. During the first nine months of fiscal 2006, the corporation received cash from the disposition of its Direct Selling, European Branded Apparel and U.S. Retail Coffee businesses, while in the first nine months of fiscal 2007, cash was received from the sale of the European Meats business. Contingent sales proceeds in fiscal 2007 were slightly higher than in the prior year because of exchange rate changes.

•	In the first nine months of fiscal 2007, the corporation used $639 million of cash to invest in short-term investments and received $299 million in cash from maturing short-term investments.

•

Capital expenditures for property, plant and equipment were $354 million in fiscal 2007 as compared to $355 million in fiscal 2006. Capital expenditures, related to continuing operations, in the first nine months of 2007 exceeded capital expenditures in the comparable period of 2006 by $82 million.

•

Cash used to purchase software and trademarks was $73 million in the first nine months of 2007 as compared to $12 million in the comparable period of 2006. As part of the business transformation plan the corporation is making a significant investment in information systems and technology.

Cash From Financing Activities

Net cash (used) generated from financing activities in the first nine months of fiscal 2007 and 2006 is split between continuing and discontinued operations in the following table.

	Nine Months ended
(In millions)	March 31, 2007	April 1, 2006
Cash (used in) from Financing Activities:
Continuing Operations	$(566)	$798
Discontinued Operations	(67)	(661)

Total	$(633)	$137

Significant components of the change are as follows:

Prior to being spun off by Sara Lee, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, Hanesbrands received $2,558 million of cash proceeds, and this amount is included in the corporation’s borrowing of long-term debt.

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

Including the borrowing made by Hanesbrands prior to the spin off noted above, the corporation had total long-term borrowings in the first nine months of fiscal 2007 of $2,895 million and used these proceeds to repay $1,713 million of short-term borrowings, repay $407 million of maturing long-term debt, repurchase $490 million of common stock and pay dividends of $301 million.

Liquidity

Notes Payable

Notes payable decreased by $1,736 million in the first nine months of fiscal 2007 to $40 million as the corporation utilized cash on hand and the dividend received from Hanesbrands to repay outstanding notes payable. The corporation had cash and equivalents and short-term investments on the balance sheet at March 31, 2007 of $2,232 million and $359 million, respectively.

Debt

The corporation’s total long-term debt increased $50 million in the first nine months of fiscal 2007, from $4,172 million at July 1, 2006, to $4,222 million at March 31, 2007.

The corporation’s total long-term debt is due to be repaid as follows: $8 million in the remainder of fiscal 2007; $1,437 million in fiscal 2008; $507 million in fiscal 2009; $43 million in fiscal 2010; $17 million in fiscal 2011; $1,122 million in fiscal 2012, and $1,088 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of cash on hand, short-term borrowings, proceeds from asset and business dispositions, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 60.4% fixed-rate debt as of March 31, 2007, as compared with 42.5% as of July 1, 2006. The increase in fixed-rate debt at March 31, 2007, versus July 1, 2006, is due to the decrease in notes payable that were outstanding at July 1, 2006. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has a $1.85 billion five-year revolving credit facility available which management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. At March 31, 2007, the corporation had not borrowed under the facility and the facility does not mature or terminate upon a credit rating downgrade. The facility contains a number of typical covenants, which the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended March 31, 2007, the corporation’s interest coverage ratio was 4.9 to 1.0. The corporation previously also maintained a three-year $1.35 billion credit facility that was terminated by the corporation, prior to its maturity, as the facility was deemed no longer necessary after the spin off of the Hanesbrands business was completed.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, as of March 31, 2007, were as follows. Moody's Investors Services and Fitch Ratings have the corporation's long-term credit rating classified as having a negative outlook.

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

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $28 million in the remainder of fiscal 2007; $92 million in fiscal 2008; $76 million in fiscal 2009; $58 million in fiscal 2010; $49 million in fiscal 2011; $38 million in fiscal 2012; and $113 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $7 million in the remainder of fiscal 2007; $25 million in fiscal 2008; $24 million in fiscal 2009; $21 million in fiscal 2010; $17 million in fiscal 2011; $14 million in fiscal 2012; and $66 million thereafter.

Future Contractual Obligations and Commitments

During the third quarter of fiscal 2007, the corporation exited a U.S. meat production plant that included a hog slaughtering operation. Certain purchase contracts for the purchase of live hogs at this facility could not be exited or transferred after the closure of the facility. These contracts represent the purchase of approximately 2.5 million hogs over periods of time that range from 3 to 5 years. Under the terms of these contracts, the corporation will continue to purchase these live hogs and therefore, the corporation has entered into a hog sales contract under which these hogs will be sold to another slaughter operator. The corporation’s purchase price of these hogs is generally based on the price of corn products, and the corporation’s selling price for these hogs in generally based on USDA posted hog prices. Divergent movements in these indices will result in either gains or losses on these hog transactions. Expected losses from the sale of these hogs are recognized when the loss is probable of occurring. At the end of the third quarter of fiscal 2007, based on current market pricing, the corporation deemed that it was not probable that future near-term losses would occur. The contractual commitment for these purchases is included in the table below.

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations that are discussed above.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2007	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$4,222	$8	$1,437	$507	$43	$17	$1,122	$1,088
Interest on debt obligations (1)	1,418	60	176	138	123	122	70	729
Operating lease obligations	454	28	92	76	58	49	38	113
Purchase obligations (2)	2,719	713	951	539	307	152	42	15
Other long-term liabilities (3)	403	14	41	32	24	18	13	261

Subtotal	9,216	823	2,697	1,292	555	358	1,285	2,206

Contingent lease obligations (4)	174	7	25	24	21	17	14	66

Total (5)	$9,390	$830	$2,722	$1,316	$576	$375	$1,299	$2,272

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at March 31, 2007.
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

(3)

Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives and the remaining projected fiscal 2007 pension contribution of $13 million. The corporation has employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining projected fiscal 2007 pension contribution, noted previously, pension and postretirement obligations have been excluded from the table. A discussion of the corporation’s pension and postretirement plans, including funding matters, is included in Notes 20 and 21 to the fiscal 2006 Consolidated Financial Statements which have been filed with the Securities and Exchange Commission as part of Form 10-K. The corporation’s obligations for employee health and property and casualty losses are also excluded from the table.

(4)

Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. At March 31, 2007, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.

(5)	Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheet and in the related notes.

The corporation has various funding obligations, certain contingent guaranty obligations and certain cash balances that have restrictions regarding the use of the cash that are outlined below.

Pension Plans

As shown in the Pension footnote to the Consolidated Financial Statements which was included in the corporation's 2006 annual report on Form 10-K, the funded status of the corporation’s defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The under-funded status of the plans was $1,020 million at the end of fiscal 2006 as compared to $1,415 million at the end of fiscal 2005. As part of the spin off of the Hanesbrands business, the Hanesbrands business has received its allocable portion of the pension plan assets and liabilities which represented approximately $223 million of the under-funded status of the plans at the end of fiscal 2006. Further information on the corporation’s pension plans is contained in Note 8 to these Consolidated Financial Statements.

In the first nine months of fiscal 2007, the corporation contributed $183 million to these defined benefit pension plans and the corporation anticipates that an additional $13 million of cash contributions will be made over the last three months of the fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in fiscal 2007 may be materially different from the current estimate. The Significant Accounting Policies section and Note 20 - Defined Benefit Pension Plans to the Consolidated Financial Statements, which are incorporated into the corporation's 2006 annual report on Form 10-K, provides a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

Under the terms of the sale of the corporation’s European Branded Apparel operations, the corporation retained certain of the pension obligations of this business. As a result of an agreement reached with the trustees of the retained plan, it was agreed that annuities would be purchased to settle the related obligations. At the present time, the corporation expects that annuities will be purchased and the pension obligation will be settled in fiscal 2008. The impact of the settlement on the corporation’s earnings will depend upon the amount of the unrecognized actuarial loss at the settlement date. The unrecognized actuarial loss at the start of fiscal 2007 was $66 million and approximately $21 million of amortization of the unrecognized actuarial loss will occur during fiscal 2007. The fair value of plan assets currently exceeds the projected benefit obligation and in the event of a decline in asset values, the corporation would be required to fund the shortfall in the plan. The corporation does not anticipate that additional cash contributions to the plan will be needed to settle this obligation.

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

The corporation’s estimated annual effective tax rate for fiscal 2007 assumes a charge of $194 million for the repatriation of all foreign earnings to the U.S. At the end of fiscal year 2006, the corporation had recognized tax charges and a deferred tax liability of $478 million for future repatriation actions that had not yet been completed at the end of fiscal 2006. At the end of the third quarter of fiscal 2007, the portion of the $478 million tax liability that remained was approximately $300 million. The corporation also recognized a tax charge and tax liability in the third quarter of fiscal 2007 for the portion of the $194 million that relates to the third quarter’s estimated fiscal 2007 earnings that will be repatriated in future periods. These remaining deferred tax amounts will be settled subject to finalization of future repatriation actions that could occur in fiscal 2007 or in later years. If further repatriation actions are completed in fiscal 2007, the amount of cash taxes that are paid in fiscal 2007 or early fiscal 2008 could also increase. Additional repatriation actions will occur in future periods and these actions will require additional cash tax payments and the funding of these tax payments will be made with cash generated from operations, dispositions and short-term borrowings.

Proceeds From the Spin Off of Hanesbrands and Restrictions on the Use of the Proceeds

As more fully described in Note 4, “Discontinued Operations” to the Consolidated Financial Statements, the spin off of the Hanesbrands business was completed in the first nine months of fiscal 2007 as a tax-free transaction for both the corporation and its shareholders. As part of the spin off, the corporation received a dividend from Hanesbrands of $1.95 billion. To maintain the tax- free nature of the transaction, the $1.95 billion the corporation received as a dividend from Hanesbrands is restricted and can only be used by the corporation for the repayment of outstanding debt, repurchase of the corporation’s common stock, and the payment of dividends to shareholders. At the end of the first nine months of fiscal 2007, the corporation had $389 million of cash remaining that is available for these restricted uses.

Cash and Equivalents, Short-Term Investments and Cash Flow

The corporation’s cash balance of $2,232 million at the end of the third quarter of fiscal 2007 includes $708 million of interest bearing bank deposits that are redeemable on demand by the corporation. At the end of the third quarter of fiscal 2007, the corporation had invested $359 million in fixed rate investments with a group of banks that is shown on the corporation’s balance sheet as short-term investments. These investments had a weighted average remaining maturity of 55 days as of March 31, 2007. A significant portion of cash and equivalents and short term investments are held by the corporation’s subsidiaries outside of the U.S. A portion of these balances will be used to fund future working capital and other funding requirements as follows.

During fiscal 2008, it is probable that the corporation will declare dividends to repatriate a portion of this cash balance to the U.S. As a result of the finalization of these repatriation actions, it is estimated that approximately $1.4 billion will be repatriated to the U.S. and $420 million of the corporation’s deferred taxes related to these repatriation actions will become due and will be paid over the course of the fiscal year after the dividend has been paid. Additionally, the corporation has recognized amounts for transformation and other restructuring charges and at the end of the third quarter of fiscal 2007, had recognized a liability of approximately $177 million that relates primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid in the remainder of fiscal 2007 and fiscal 2008. The anticipated fiscal 2008 payments of cash taxes and severance associated with previously recognized exit activities will have a significant negative impact on cash from operating activities.

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

Risk Management

The corporation maintains risk management control systems to monitor the foreign exchange, interest rate and commodity risks, and the corporation’s offsetting hedge positions. The corporation utilizes derivative instruments to create offsetting hedge positions and accounts for these instruments under either the hedge accounting model or the mark-to-market accounting model. Given increases in the volatility of certain foreign exchange rates and commodity prices, the corporation has expanded the usage of certain derivative instruments to create economic hedges against the movement in foreign exchange and commodity prices. The corporation utilizes the mark-to-market accounting model for certain of these derivative instruments and the change in fair value of derivatives that are accounted for under the mark-to-market accounting model are reported in earnings each period which can lead to increased volatility in reported earnings.

As outlined in the corporation’s annual report filed on Form 10-K with the Securities and Exchange Commission, the corporation’s control system uses analytical techniques including market value, sensitivity analysis and value at risk estimations. The following is a summary of the value at risk and sensitivity analysis results related to the corporation’s derivative portfolio.

In millions	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts
Third Quarter Fiscal 2007
Interest rates	$7.7	$5.2	1 day	95%
Foreign exchange	9.5	9.3	1 day	95
Fiscal Year End 2006
Interest rates	$5.4	$6.1	1 day	95%
Foreign exchange	14.1	12.3	1 day	95

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the underlying exposure. At the end of the third quarter of fiscal 2007 and the end of fiscal 2006, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $12 million and $13 million, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for the corporation in fiscal 2009. The corporation is currently evaluating the provisions of this new standard and has not determined the impact of adopting at this time.

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

•

Sara Lee’s transformation plan, such as (vii) the expected impact of the spin off of Hanesbrands on the corporation’s future effective tax rate; (viii) the impact that the separation of the Hanesbrands business will have upon the funding requirements of the remaining domestic operations and related cost of remitting additional earnings of foreign subsidiaries to the U.S.; (ix) Sara Lee’s ability to effectively integrate its remaining businesses into the transformed business structure, including Sara Lee’s ability to transition customers to different bakery brands, transition to common information systems and processes and manage plant capacity and workforce reductions; (x) Sara Lee’s ability to generate the anticipated efficiencies and savings from the transformation plan; (xi) the impact of the transformation plan on Sara Lee’s relationships with its employees, major customers and vendors and Sara Lee’s cost of funds;

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

•

Previous business decisions, such as (xiv) Sara Lee’s ability to achieve planned cash flows from capital expenditures, intangible assets and business acquisitions which are sufficient to support the carrying value of the related long-lived assets and goodwill—in particular, it is reasonably likely (i.e., more than remote but less than probable in the judgment of management) that impairments related to the long-lived assets and goodwill of bakery operations in the U.S. and Europe, the meat business in Mexico and the beverage operation in Poland may be recognized in future periods; (xv) the impact of changing interest rates and the cost of capital on the discounted value of planned cash flows; (xvi) credit ratings issued by the three major credit rating agencies and the impact these ratings have on Sara Lee’s cost to borrow funds and access to capital/debt markets; (xvii) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (xviii) the continued legality of tobacco products in the Netherlands, Germany and Belgium.

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

ITEM 4 – CONTROLS AND PROCEDURES

The corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the corporation files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the corporation’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

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

During the last fiscal quarter, except as indicated below, there have been no changes in the corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the corporation’s internal control over financial reporting. However, as has been previously reported, the corporation is in the process of implementing a transformation plan that includes a major initiative to improve the corporation’s organizational design and effectiveness, which initiative involves implementing a new information technology system on a global basis, centralizing common services, and relocating and hiring a number of employees. Management does not, however, currently believe that this has materially affected the corporation’s internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the corporation’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the third quarter of fiscal 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2006 to February 3, 2007	—	$—	—	55,589,988
February 4, 2007 to March 3, 2007	—	—	—	55,589,988
March 4, 2007 to March 31, 2007	—	—	—	55,589,988

Total	—	$—	—	55,589,988

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At March 31, 2007, 56 million shares remain authorized for repurchase under this program. There is no expiration date for the program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ Wayne R. Szypulski
Wayne R. Szypulski
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: May 10, 2007