Form 10-K
period 2007-06-30
Sara Lee Corp
filed 2007-08-29
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Commission file number 001-03344

Sara Lee Corporation

(Exact name of registrant as specified in its charter)

Maryland	36-2089049
(State of incorporation)	(I.R.S. Employer Identification No.)

3500 Lacey Road Downers Grove, Illinois	60515-5424
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 598-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The Chicago Stock Exchange The New York Stock Exchange The Stock Exchange (London)

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

On August 4, 2007, the registrant had outstanding 724,527,126 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.3 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended June 30, 2007 are incorporated by reference into Parts I, II and IV of this Form 10-K, and are filed as Exhibit 13. Portions of the registrant’s Proxy Statement for its 2007 annual meeting of stockholders are incorporated by reference into Items 10-14 of Part III of this Form 10-K.

PART I

Item 1. Business

Sara Lee Corporation (“Sara Lee,” “we,” “our” or the “Company”) is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world. The Company was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985. Sara Lee’s principal executive offices are located in Downers Grove, Illinois.

Recent Business Developments

In February 2005, Sara Lee began a comprehensive transformation plan designed to improve performance and better position the company for long-term growth. The transformation plan involved several components, including (i) transforming Sara Lee’s business portfolio by disposing of a number of businesses; (ii) reorganizing its business operations around distinct consumers, customers and geographic markets, so that Sara Lee’s operations are organized as six business segments: North American Retail Meats, North American Retail Bakery, Foodservice, International Beverage, International Bakery, and Household and Body Care; (iii) improving operational efficiency by utilizing continuous improvement methods and centralizing our procurement and information technology across the organization; and (iv) consolidating the headquarters of our North American businesses to one location in the Chicago area and the headquarters of our European businesses to a single location per country or region. In fiscal 2007, Sara Lee completed most of its one-time transformation initiatives, such as transforming its business portfolio.

The reorganization of our business operations into six business segments and the consolidation of the headquarters for our North American businesses were completed in fiscal 2007. In addition, Sara Lee completed the transformation of its business portfolio with the spin-off of Hanesbrands Inc. On September 5, 2006, Sara Lee spun off its Branded Apparel segment into an independent, publicly traded business named Hanesbrands Inc. Sara Lee completed the spin-off by distributing Hanesbrands’ common stock in a pro rata dividend to holders of Sara Lee common stock as of August 18, 2006. The dividend represented 100% of the common stock of Hanesbrands Inc. outstanding at the time of the spin-off. Sara Lee’s consolidated financial statements contained in Sara Lee’s 2007 Annual Report to Stockholders have been reclassified, for all periods presented, to report as discontinued operations the results of operations of Hanesbrands Inc. and all other businesses that were disposed of by Sara Lee.

Description of the Business

Sara Lee’s operations are organized around six business segments—North American Retail Meats, North American Retail Bakery, Foodservice, International Beverage, International Bakery, and Household and Body Care. Results of operations for all periods presented are presented based upon this reporting structure.

North American Retail Meats

North American Retail Meats sells a variety of packaged meat products to retail customers in North America. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, and cooked and dry hams. North American Retail Meats’ significant brands include Hillshire Farm, Ball Park, Jimmy Dean, Sara Lee, Bryan, State Fair, Kahn’s and Best’s Kosher in the U.S. and Kir, Zwan, Duby and DonFer in Mexico.

North American Retail Meats primarily sells its products in the U.S. and Mexico, and 89% of the segment’s fiscal 2007 sales were generated in U.S. dollars. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains and generally are transacted through Sara Lee’s own sales force and outside brokers.

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

North American Retail Meats’ business accounted for 21.4%, 22.1% and 21.4% of Sara Lee’s consolidated sales during fiscal years 2007, 2006 and 2005, respectively.

North American Retail Bakery

North American Retail Bakery sells a wide variety of fresh and frozen baked products and specialty items to retail customers in North America. Products include bread, buns, bagels, rolls, muffins, specialty bread, frozen pies, cakes, cheesecakes and other desserts. North American Retail Bakery sells its products under the brands Sara Lee, Earth Grains, Grant’s Farm, Colonial, Rainbo, Holsum, IronKids, Mother’s, Sunbeam, Healthy Choice and Chef Pierre. Certain brands are used under licensing arrangements; however sales of products sold under licensing arrangements represent less than 7% of total North American Retail Bakery sales. The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Substantially all of the North American Retail Bakery’s sales are generated in the U.S. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains, and generally are made through Sara Lee’s sales force and independent wholesalers. The North American Retail Bakery segment offers delivery directly to retail customer stores and warehouses through its direct-store-delivery system, which maintains approximately 4,400 delivery routes.

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

North American Retail Bakery’s business accounted for 16.3%, 16.3% and 16.0% of Sara Lee’s consolidated sales during fiscal years 2007, 2006 and 2005, respectively.

Foodservice

Foodservice sells a variety of meat, bakery and beverage products to foodservice customers in North America. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, meat snacks, cooked and dry hams, bread, buns, bagels, rolls, muffins, specialty bread, refrigerated dough, frozen pies, cakes, cheesecakes, roast, ground and liquid coffee, cappuccinos, lattes, teas, and a variety of sauces, dressings and condiments.

During fiscal 2007, virtually all of the segment’s sales were generated in the U.S. Sales are made in the foodservice channel to distributors, restaurants, hospitals and other large institutions. The Foodservice segment also offers direct delivery of beverage products to restaurants and warehouses through its direct-store-delivery system. Unit volumes in the Foodservice segment are generally a function of consumer eating patterns outside of the home.

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

The Foodservice segment competes with other international, national, regional and local companies in each of its product categories.

Foodservice’s business accounted for 17.9%, 19.0% and 18.8% of Sara Lee’s consolidated sales during fiscal years 2007, 2006 and 2005, respectively.

International Beverage

International Beverage sells coffee and tea products in Europe, Brazil, Australia and Asia. In Europe, some of the more prominent brands are Douwe Egberts, Senseo, Maison du Café, Marcilla, Merrild and Pickwick. In South America, significant brands include Café do Ponto, Café Caboclo, União and Café Pilão.

In fiscal 2007, 82% of the segment’s sales were generated in Western and Central Europe, 12% in Brazil and 4% in Australia. Sales are made in both the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to distributors. The International Beverage segment also offers direct delivery to restaurants and warehouses through its direct delivery system.

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

Sara Lee’s International Beverage business accounted for 21.3%, 20.2% and 20.1% of Sara Lee’s consolidated revenues during fiscal years 2007, 2006 and 2005, respectively.

International Bakery

International Bakery sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia. Products include a variety of bread, buns, rolls, specialty bread, refrigerated dough, frozen desserts and ice cream. The major brands under which International Bakery sells its products include Bimbo, CroustiPate, Ortiz, BonGateaux and Sara Lee.

During fiscal 2007, 86% of the segment’s sales were generated in Western Europe, while the remaining sales were generated in Australia. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains and in the foodservice channel to distributors and other institutions. Sales generally are made through Sara Lee’s sales force and independent wholesalers. The International Bakery segment offers delivery directly to retail customer stores and warehouses through its direct store delivery system.

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

The International Bakery’s business accounted for 6.5%, 6.5% and 6.8% of Sara Lee’s consolidated revenues during fiscal years 2007, 2006 and 2005, respectively.

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

In fiscal 2007, 69% of the segment’s sales were generated in Western and Central Europe, 21% in the Asia Pacific region and 5% in the U.S. The remaining portion of the segment’s sales was generated primarily in Africa.

The Household and Body Care business is highly competitive, with an emphasis on innovation, quality and value. Sara Lee competes with other international and regional companies.

Sara Lee’s Household and Body Care segment accounted for 16.6%, 15.9% and 16.9% of Sara Lee’s consolidated revenues during fiscal years 2007, 2006 and 2005, respectively.

Customers

Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more business segments, and it has developed specific approaches to working with these individual customers. During fiscal 2007, Wal-Mart Stores Inc. was Sara Lee’s largest customer. Net sales to Wal-Mart Stores Inc. were $1.29 billion, or 10.5% of Sara Lee’s fiscal 2007 net sales. Of this amount, $796 million of net sales were made by the North American Retail Meat business and $351 million of net sales were made by the North American Retail Bakery business. Although no other single customer accounts for 10% or more of Sara Lee’s consolidated revenues, the loss of one of our major mass retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

Trademarks

Sara Lee is the owner of approximately 28,000 active trademark registrations and applications in countries around the world and believes that, as it continues to build brands globally, its trademarks are among its most valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. Sara Lee believes that its core brands are covered by trademark registrations in most countries of the world in which Sara Lee does business, and Sara Lee has an active program designed to ensure that its marks and other intellectual property rights are registered, renewed, protected and maintained. Some of Sara Lee’s products are sold under brands that have been licensed from third parties. Sara Lee also owns a number of valuable patents; however, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, Sara Lee owns numerous copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality

Generally, seasonal changes in demand for certain Sara Lee products are offset by Sara Lee’s diverse product offerings. Seasonality in the North American Retail Meats segment is balanced by the diverse offering of products that tends to offset seasonal changes in demand. For example, sales of hot dogs and lunchmeat increase during the summer months, and ham and breakfast sausage sales increase during the winter holiday periods. Seasonality in the North American Retail Bakery and International Bakery segments also is balanced by the diverse offering of products that tends to offset the seasonal changes in demand. For example, sales of buns increase in the warm summer months, and sales of specialty cakes and pies increase for the winter holiday season. Seasonality in the Foodservice segment is balanced by a diverse offering of products to meet the consumer’s seasonal eating patterns. Sales of beverage products are higher in the second quarter due to higher consumer consumption in the winter months. The Household and Body Care segment experiences higher sales in the second half of the fiscal year, as sales of both body care products and insecticides increase in anticipation of the warmer summer months.

In total during fiscal 2007, 23.5% of Sara Lee’s consolidated net sales from continuing operations were recognized in the first quarter, 25.9% in the second quarter, 24.5% in the third quarter and 26.1% in the fourth quarter.

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

Employees

At the end of fiscal year 2007, Sara Lee employed approximately 52,400 employees worldwide.

Executive Officers of Sara Lee

Set forth below is certain information with respect to the current executive officers of Sara Lee. There are no family relationships between any of the executive officers listed below.

Brenda C. Barnes, Age 53. Chairman and Chief Executive Officer of Sara Lee Corporation since October 2005, President and Chief Executive Officer from February 2005 to October 2005, and President and Chief Operating Officer from July 2004 to February 2005. She has served as a director of Sara Lee since July 2004. Ms. Barnes served as the Interim President of Starwood Hotels and Resorts (hotel chain) from November 1999 to March 2000, and President and Chief Executive Officer of PepsiCola North America (soft drink manufacturer) from 1996 until 1998. Prior to that she held various positions with several divisions of PepsiCo, Inc. (food and beverage manufacturer) from 1976 to 1996. Ms. Barnes is a member of the Board of Directors of The New York Times Company. Ms. Barnes also served as an adjunct professor at the Kellogg Graduate School of Business and at North Central College in 2002. She also serves on the Board of Trustees of Augustana College and is a member of the Steering Committee of the Kellogg Center for Executive Women.

Stephen J. Cerrone, Age 48. Executive Vice President, Human Resources of Sara Lee Corporation since January 2007. Prior to joining Sara Lee, Mr. Cerrone served as Executive Vice President, Human Resources of JPMorganChase Corporation (financial services) from 2004 to 2007, and Executive Vice President, Human Resources of BankOne Corporation from 2003 until it merged with JPMorganChase in 2004. Prior to that, he was employed by Burger King Corporation (restaurant chain) from 1989 to 2004, most recently serving as its Executive Vice President, Worldwide Human Resources from 1999 to 2003, and as Vice President, Human Resources, Burger King Europe/Middle East/Africa from 1997 to 1999.

Christopher J. (CJ) Fraleigh, Age 43. Executive Vice President of Sara Lee Corporation since January 2007 and Chief Executive Officer of Sara Lee Food & Beverage since January 2005; Senior Vice President of Sara Lee from January 2005 to January 2007. Prior to joining Sara Lee, Mr. Fraleigh was employed by General Motors Corporation (automobile manufacturer) as general manager of its GMC-Buick-Pontiac division during 2004 and as Executive Director of Advertising and Corporate Marketing from 2001 to 2004. Mr. Fraleigh also served as Vice President, Colas for PepsiCo, Inc. from 1999 to 2001.

B. Thomas Hansson, Age 47. Senior Vice President, Strategy and Corporate Development of Sara Lee Corporation since January 2007. Prior to joining Sara Lee, Mr. Hansson was employed by Booz Allen Hamilton (consulting firm) from 1987 to January 2007. Mr. Hansson was elected a partner of Booz Allen Hamilton in 1995 and he was based in London from 1995 to 1997 and in Los Angeles from 1997 until he joined Sara Lee.

Vincent H.A.M. Janssen, Age 54. Chief Executive Officer of Sara Lee International’s Household and Body Care division since 2003 and Senior Vice President of Sara Lee Corporation since January 2004. He also is a member of the Sara Lee International Board of Management. Mr. Janssen joined Sara Lee in 1992 as Director of Marketing and Sales for Douwe Egberts, the Netherlands. Since that time, he has held positions of increasing responsibility, including president of Douwe Egberts, the Netherlands, and Regional Vice President of Coffee and Tea with responsibility for all coffee and tea activities in the Netherlands, the U.K., Australia and Poland as well as the worldwide out-of-home coffee systems business.

L.M. (Theo) de Kool, Age 54. Executive Vice President and Chief Financial and Administrative Officer of Sara Lee since February 2005; Executive Vice President and Chief Financial Officer of Sara Lee from January 2002 to February 2005. Mr. de Kool began his career with Sara Lee in 1990, serving as Vice President of Finance for the Household and Personal Care division of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee, from 1990 to 1993. From 1993 to 1995, he served as Chief Financial Officer of the Blokker retail chain. Mr. de Kool rejoined Sara Lee/DE in 1995 as its Chief Financial Officer and as a member of its Board of Management. Mr. de Kool was named a Vice President of Sara Lee in 1996 and a Senior Vice President of Sara Lee in 2001. Mr. de Kool also serves as a member of the Supervisory Board of Royal Wessanen nv, a multinational food corporation based in the Netherlands.

James W. Nolan, Age 51. Executive Vice President of Sara Lee Corporation since January 2007 and Chief Executive Officer of Sara Lee Foodservice since February 2005; Senior Vice President of Sara Lee from February 2005 to January 2007. Mr. Nolan served as Executive Vice President, U.S. Operations of PepsiAmericas, Inc. (beverage manufacturer), from 2002 to February 2005, and served as PepsiAmericas’ Senior Vice President—West Group from 2001 to 2002. Mr. Nolan was employed by PepsiCo, Inc. (food and beverage manufacturer) and served as Senior Vice President, Sales and Market Development from 1998 to 2001 and as Chief Customer Officer/Senior Vice President National Sales from 1994 to 1998.

Adriaan Nühn, Age 54. Executive Vice President of Sara Lee since March 2003. Mr. Nühn joined Sara Lee International in 1990 and has held various positions of increasing responsibility, most recently as Chief Executive Officer of Sara Lee International from July 2003 to July 2007. In connection with the restructuring of Sara Lee International, Mr. Nühn transitioned out of his position as Chief Executive Officer of that business, but will remain employed with Sara Lee until December 31, 2007. Mr. Nühn was elected a Vice President of Sara Lee, Chief Executive Officer of Sara Lee’s Household and Body Care division and a member of the Board of Management of Sara Lee International in 1995, elected a Senior Vice President of Sara Lee in 1996 and appointed President of Sara Lee’s worldwide Coffee and Tea division in 1999.

Frank van Oers, Age 48. Chief Executive Officer of Sara Lee International’s Coffee & Tea division since July 2006 and Senior Vice President of Sara Lee Corporation since August 2006. From April 2005 through July 2006, Mr. van Oers served as Chief Financial Officer and a member of the Board of Management of Sara Lee International, and from September 2003 to April 2005, he served as Regional Vice President and President of Douwe Egberts Coffee Systems International. Mr. van Oers joined Sara Lee in 1996 and has served in various positions of increasing responsibility, including as President of Douwe Egberts Coffee Systems Netherlands B.V. from 2000 to 2003, General Manager of Operations for Douwe Egberts Netherlands from 1999 to 2000, and Vice President of Finance, Administration and Information Technology of Douwe Egberts Netherlands from 1996 to 1999. Before joining Sara Lee, van Oers held various positions with Chicopee B.V., a subsidiary of Johnson & Johnson, and was an auditor with Coopers & Lybrand and Deloitte Haskins & Sells.

Roderick A. Palmore, Age 55. Executive Vice President, General Counsel and Secretary of Sara Lee since April 2004, Senior Vice President, General Counsel and Secretary of Sara Lee since 1999 and Deputy General Counsel and Vice President of Sara Lee from 1996 to 1999. Prior to joining Sara Lee, Mr. Palmore was a partner of Sonnenschein, Nath & Rosenthal (law firm) in Chicago from 1993 to 1996 and a partner of Wildman, Harrold, Allen & Dixon (law firm) in Chicago from 1986 to 1993.

Information Available on Sara Lee’s Web Site

This Annual Report on Form 10-K and Sara Lee’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, and other documents filed with or furnished to the Securities and Exchange Commission (“SEC”) are available on Sara Lee’s Web site (www.saralee.com, under “Investor Relations—Financial/SEC Information”) as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. These documents also are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its Web site at www.sec.gov.

The following documents also are available on Sara Lee’s Web site, www.saralee.com, under the captions indicated:

•	current versions of Sara Lee’s corporate charter and bylaws, under “About Sara Lee-Corporate Governance”

•	Corporate Governance Guidelines, under “About Sara Lee-Corporate Governance”

•	Global Business Standards, Sara Lee’s corporate code of business conduct and ethics, and any amendments to or waivers of such code, if applicable, under “About Sara Lee-Global Business Practices”

•

current charters for the Audit, Compensation and Employee Benefits, and Corporate Governance and Nominating Committees of Sara Lee’s Board of Directors, under “About Sara Lee-Board of Directors-Committee Charters”

•	procedures for communicating with Sara Lee’s Board of Directors, or the chair of any committee of the Board, under “About Sara Lee-Board of Directors-Contact Board of Directors”

A copy of Sara Lee’s Corporate Governance Guidelines, Global Business Standards or the charter of Sara Lee’s Audit, Compensation and Employee Benefits, or Corporate Governance and Nominating Committees will be sent to any stockholder without charge upon written request addressed to Sara Lee Corporation, Attn: Investor Relations Department, at 3500 Lacey Road, Downers Grove, Illinois, 60515-5424 or by calling (630) 598-8100.

Throughout this Annual Report and as permitted by the SEC, Sara Lee “incorporates by reference” certain information from parts of other documents filed or to be filed with the SEC, including Sara Lee’s 2007 Annual Report to Stockholders and Sara Lee’s Proxy Statement. Readers of this Annual Report on Form 10-K are encouraged to read the information referenced in such other documents. Portions of Sara Lee’s 2007 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K, and full copies of Sara Lee’s 2007 Annual Report to Stockholders and Proxy Statement will be available, on or about September 14, 2007, on Sara Lee’s Web site, www.saralee.com, under “Investor Relations—Financial/SEC Information.”

Financial Information About Industry Segments

For financial reporting purposes, Sara Lee’s businesses are divided into six business segments: North American Retail Meats, North American Retail Bakery, Foodservice, International Beverage, International Bakery, and Household and Body Care. Financial information about Sara Lee’s business segments is incorporated herein by reference to Note 24, “Business Segment Information,” to the Consolidated Financial Statements contained in Sara Lee’s 2007 Annual Report to Stockholders.

Financial Information About Foreign and Domestic Operations and Export Sales

Sara Lee’s foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee’s principal foreign subsidiary is Sara Lee International, B.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands (“Sara Lee International”). Sara Lee International has responsibility for managing the International Beverage, International Bakery and worldwide Household and Body Care divisions of Sara Lee. Household and Body Care’s operations are conducted by subsidiaries in over 40 countries. The financial information about Sara Lee’s foreign and domestic operations in Note 25, “Geographic Area Information,” to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Sara Lee of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2007 Annual Report to Stockholders is incorporated herein by reference.

Item 1A. Risk Factors

This Annual Report on Form 10-K, including the information incorporated herein by reference, contains certain forward-looking statements including the anticipated costs and benefits of restructuring actions, Sara Lee’s access to credit markets and the corporation’s credit ratings, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events, and are inherently uncertain. Readers should recognize that actual results may differ from those expressed or implied in the forward-looking statements. The risk factors described below could have a material impact on Sara Lee’s business.

Our inability to achieve targeted cost reductions or realize anticipated benefits from the conversion to a common IT system could adversely affect our results of operations and financial condition.

Our future success and earnings growth depends in part on our ability to be efficient in the manufacture and distribution of our products in highly competitive markets. In order to improve operational efficiency, we have launched a number of continuous improvement initiatives and have invested significant amounts to implement a common information technology system across the organization. Our failure to generate significant cost savings and margin improvement through our continuous improvement initiatives could adversely affect our profitability and weaken our competitive position. If the transition to our common information technology system is disruptive to our business or if the system does not perform as we anticipate, we could experience transaction errors, processing inefficiencies, and the loss of sales and customers, which could cause our business and results of operations to suffer.

Our profitability may suffer as a result of competition in our markets.

The branded food industry is intensely competitive. To maintain and increase our existing market in this highly competitive environment, we may need to increase expenditures for promotions and advertising and introduce new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or increasing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks as a result of competing for customers in a highly competitive retail environment.

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

We use many different types of commodities and inputs in our various businesses, including beef, pork, coffee, wheat, cotton, corn, corn syrup, soybean and corn oils, butter and sugar. The commodities we use may experience price volatility due to factors beyond our control, such as commodity market fluctuations, the quality and availability of supply, weather, currency fluctuations, trade agreements among producing and consuming nations, consumer demand and changes in governmental agricultural programs. Commodity price increases directly impact our business by increasing the costs of raw material used to make our products and the costs of inputs to manufacture, package and ship our products. In the past few years, the prices of commodities and other inputs have increased significantly. We use commodity financial instruments to hedge some commodity prices, but not at significant levels. If, as a result of consumer sensitivity to pricing or otherwise, we are not able to increase our product prices to significantly offset increased raw material costs, or if unit volume sales are significantly reduced due to price increases, it could have a negative impact on our profitability.

We must leverage our brand value propositions to remain competitive and maintain profitability during economic downturns.

In many product categories, we compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers’ willingness to purchase our products will depend upon our ability to offer brand value propositions—selling products that consumers perceive as higher value at economical prices. This depends on maintaining consumer perception that our products are of a higher quality and provide higher value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. Furthermore, in periods of economic uncertainty, consumers tend to purchase more private label or other economy brands, which could result in a reduction in the volume of sales of our higher margin products, or a shift in our product mix to lower margin offerings.

We own a significant amount of intangible assets and goodwill, and we may be required to take additional write downs in connection with impairment of some of these intangible assets or goodwill.

As of June 30, 2007, Sara Lee had $1.04 billion of intangible assets, including trademarks, customer relationships, software and certain contractual relationships, and $2.72 billion of goodwill, which together comprise 31% of our total assets. Of the intangible assets, 92% have a finite life and are amortized over a weighted average life of 20 years and 8% have an indefinite life and are not amortized. Intangible assets with a finite life are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Such events include adverse changes in the business climate, current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life. An impairment review of goodwill and intangible assets with indefinite lives that are not subject to amortization is conducted at least once a year, and also if events or changes in circumstances indicate that the carrying value of the goodwill or intangible assets may not be recoverable. As part of our annual impairment review in fiscal 2007, we also concluded that it was reasonably likely (i.e., more than remote but less than probable) that certain other reporting units may become impaired in future periods. These reporting units include a bakery operation in Europe with $454 million of goodwill, a meat business in Mexico with $23 million of goodwill and a beverage business in Poland with $70 million of goodwill. Although management does not believe that impairment is probable, if the performance of these reporting units and brands does not continue to improve, a future impairment could result for a portion or all of this goodwill. Future events, including declines in operating or cash flows, adverse changes in the business climate or changes in the expectation that an asset group will be disposed of prior to the end of its useful life, may require us to recognize increased levels of future intangible amortization, or incur charges to recognize the impairment of certain other assets.

If our food products become adulterated or misbranded, we might need to recall those items and may experience product liability claims if consumers are injured.

Most of our products are sold for human consumption or personal use, which involves a number of legal risks. We may need to recall some of our products if they become adulterated or misbranded. We also may be subject to liability if our products or operations violate applicable laws or regulations or in the event our products cause injury, illness or death. A widespread product recall could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands. We also could be the target of claims that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. Even if a product liability or consumer fraud claim is unsuccessful or is without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image.

Our pension costs could substantially increase as a result of volatility in the equity markets or interest rates, or as a result of how the terms of two plans are interpreted.

As of the latest measurement date in March 2007, the projected benefit obligation of Sara Lee’s defined benefit pension plans was $4.93 billion and total assets in such plans were $4.35 billion. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. In addition, in April 2006 we signed an agreement with the trustees of the Sara Lee U.K. Pension Plan in which we agreed to fully fund certain U.K. pension obligations by 2015. Under the terms of this agreement, Sara Lee will increase annual pension funding of the U.K. plans to 32 million British pounds through 2015; however, the annual payments may be increased 20% if Sara Lee ceases to maintain specified credit ratings. After 2015, Sara Lee has agreed to keep the U.K. plan fully funded in accordance with local funding standards. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which the company operates, the tax deductibility of amounts funded and arrangements made with the trustees of certain foreign plans. A significant increase in our pension funding requirements could have a negative impact on our results of operations.

In addition, Sara Lee is a participating employer in several pension plans for the benefit of certain Food and Beverage employees. In fiscal 2007, the Pension Benefit Guaranty Corporation determined that one of these plans, the American Bakers Association Retirement Plan, is a multi-employer plan rather than an aggregate of single-employer pension plans. If this determination ultimately is upheld, Sara Lee could be required to contribute toward the total underfunding in the Plan, rather than just fund benefits for Sara Lee employee-participants. With respect to a second plan, Sara Lee’s status in a multi-employer pension plan is under review to determine whether Sara Lee’s restructuring of a plant triggered partial withdrawal liability with respect to the pension plan. See Note 16, “Contingent Liabilities,” to the Consolidated Financial Statements contained in Sara Lee’s 2007 Annual Report to Stockholders for more information regarding these two matters. Sara Lee is vigorously defending its rights in both situations; however, an unfavorable outcome with respect to one or both plans could have a negative impact on our results of operations.

The global nature of our business creates volatility in our effective tax rate.

As a global business, Sara Lee’s tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. We have disposed of several significant businesses in the past two years, which could increase our ongoing tax rate. In particular, the spin-off of our Branded Apparel Americas/Asia business on September 5, 2006 could increase the effective tax rate of Sara Lee’s remaining business. Our branded apparel business historically has had a lower effective tax rate than the remainder of our businesses and generated a significant amount of operating cash flow. The elimination of this cash flow has required us, and will continue to require us, to remit a greater portion of foreign earnings to the U.S. than we have historically, which has resulted in higher levels of tax expense and cash taxes paid.

Changes in our relationships with our major customers, or in the trade terms required by such customers, may reduce sales and profits.

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

Food safety issues have received increased media attention over the past few years. Several prominent issues in the United States and Europe have been concerns relating to “mad cow” disease, foot-and-mouth disease and the avian flu. Any future outbreak of livestock disease in the United States may result in adverse publicity and a loss of customer confidence in the protein products affected by the particular disease. A reduction in consumption of such protein sources in the United States or Europe would have a negative impact on the profitability of our North American meats business. Outbreaks of livestock disease may also result in import and export restrictions.

New or more stringent governmental regulations could adversely affect our business.

Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us, such as recent requirements regarding the labeling of trans-fat content, could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, food safety practices and procedures in the meat processing industry recently have been subject to more intense scrutiny and oversight and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation. Increased governmental regulation resulting in changes in industry practices could increase our costs and reduce our margins.

We are subject to risks associated with our international operations, which could negatively affect our sales to customers in foreign countries as well as our operations and assets in such countries.

In fiscal 2007, we generated approximately 71% of our operating segment income outside of the United States. In addition, 61% of our total assets are located outside of the United States and we use non-U.S. third-party suppliers for inventory and distribution services. As a result, Sara Lee is subject to numerous risks and uncertainties relating to international sales and operations, including:

•	difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex laws, treaties and regulations;

•	different regulatory structures and unexpected changes in regulatory environments;

•	political and economic instability, including the possibility of civil unrest;

•	nationalization of properties by foreign governments;

•	earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	potentially negative consequences from changes in tax laws;

•	the imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	the impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the European euro, the British pound, the Australian dollar and the Brazilian real.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Sara Lee’s corporate and North American headquarters are located in approximately 625,000 square feet of leased facilities in and around Chicago, Illinois. In addition, Sara Lee operates more than 300 food processing and consumer product manufacturing plants, warehouses and distribution facilities that each contains more than 20,000 square feet in building area. Sara Lee or its subsidiaries own most of these facilities, and the majority of the leased facilities are subject to lease terms of less than 10 years. Management believes that Sara Lee’s facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Sara Lee’s current business operations and that the loss of any single facility would not have a material adverse effect on the operations or financial results of Sara Lee or any of its lines of business.

The following table identifies the locations of Sara Lee facilities (owned or leased) containing more than 20,000 square feet in building area by line of business.

Food & Beverage (includes North American Retail Meats and North American Retail Bakery)
United States facilities (31 states)	approximately 12.4 million square feet

International facilities	approximately 2.2 million square feet in Mexico

Foodservice
United States facilities (18 states)	approximately 3.2 million square feet

International facilities	no facilities

Sara Lee International (includes International Beverage, International Bakery and Household and Body Care)
United States facilities (1 state)	approximately 20,000 square feet

International facilities	approximately 9.3 million square feet

Australia	Hungary	Poland
Belgium	India	Portugal
Brazil	Indonesia	South Africa
China	Italy	Spain
Czech Republic	Kenya	Thailand
Denmark	Malaysia	United Kingdom
France	The Netherlands	Zambia
Germany	Philippines	Zimbabwe
Greece

Item 3. Legal Proceedings

As described in Sara Lee’s annual report on Form 10-K for the fiscal year ended July 1, 2006, John Gallo, a purported Sara Lee stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on May 13, 2003. Subsequently, seven other putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division. The complaints name Sara Lee, C. Steven McMillan, former Chairman, President and Chief Executive Officer of Sara Lee, and Lambertus M. de Kool, Executive Vice President and Chief Financial and Administrative Officer of Sara Lee, as defendants. Each of the foregoing actions were consolidated in a single proceeding captioned In re Sara Lee Securities Litigation on July 18, 2003. Judge Charles R. Norgle appointed co-lead plaintiffs and class counsel, who filed their consolidated amended complaint on January 20, 2004. The complaint alleges a class period from August 1, 2002 to April 24, 2003, and asserts that the defendants misstated or omitted material adverse facts regarding Sara Lee’s business, operations, management, and financial statements, and the value of Sara Lee’s common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants to increase their bonus compensation, and caused the class to purchase the stock at artificially inflated prices. The plaintiffs seek relief under Sections 10(b) and 20(a) of the United States Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

On October 19, 2005, defendants filed a motion for judgment on the pleadings based on the plaintiffs’ failure to adequately plead loss causation. The motion was fully briefed at the end of November 2005. On July 10, 2006, the motion was granted and the case has been dismissed. The Court found that plaintiffs failed to allege and prove that defendants’ misrepresentations and other fraudulent conduct proximately caused plaintiffs’ economic losses. On July 24, 2006, plaintiffs moved for relief from final judgment and for leave to amend the consolidated amended complaint under Federal Rules 15(a), 59(e), and 60(b). Sara Lee believes that the allegations stated in the proposed amended consolidated amended complaint remain without merit. Briefing on plaintiffs’ motion was completed on October 13, 2006, and the Company is awaiting the Court’s ruling. The Company intends to continue to defend the action vigorously.

Also as described in Sara Lee’s annual report on Form 10-K for the fiscal year ended July 2, 2005, two purported Sara Lee stockholders filed individual and derivative actions in the Circuit Court of Cook County, Illinois against Sara Lee and its Board of Directors purporting to seek recovery for Sara Lee and its shareholders for purported breaches of fiduciary duty relating to the allegations asserted in the federal securities litigation described above. Each complaint seeks damages in an unspecified amount allegedly sustained by the purported breaches of fiduciary duties, loyalty and due care, and attorneys’ fees and expenses, punitive damages and interest. These purported derivative actions have been consolidated. The Company believes that plaintiffs’ allegations are without merit and intends to continue to defend this action vigorously.

In addition, Sara Lee is a participating employer in the American Bakers Association Retirement Plan (the “ABA Plan”). In 1979, the Pension Benefit Guaranty Corporation (the “PBGC”) determined that the ABA Plan was an aggregate of single-employer pension plans, rather than a multiple-employer pension plan for purposes of Title IV of ERISA. Under the express terms of the ABA Plan’s governing documents, Sara Lee’s contributions can only be used to pay for benefits of its own employee-participants. In May 2006, the Company filed suit against the ABA Plan and its Trustees in the United States District Court for the District of Columbia, alleging that the ABA Plan’s terms had been violated by allowing other participating employers to maintain negative trust balances (thus using Sara Lee’s and other participating employer’s assets to pay the benefits of other employer’s employee-participants). The suit is styled: Sara Lee Corporation, et al. v. ABA Plan, et al.; Case No. 06-CV-0819-HHK. Sara Lee is one of the primary employer-participants in the ABA Plan. Currently, it is our belief that other employer participants have an underfunding liability to the ABA Plan of approximately $60 million. It is uncertain whether such employer participants with negative balances will be able to fund their liabilities.

On August 8, 2006, the PBGC published its determination on the status of the ABA Plan, and rescinded its 1979 determination, in which it found the ABA Plan to be an aggregate of single-employer plans. Sara Lee amended its initial complaint to add a cause of action against the PBGC challenging the legality of the PBGC’s 2006 determination. The PBGC’s position, if upheld, will inure to its financial benefit by allowing the PBGC to avoid assuming a substantial portion of the ABA Plan’s underfunding – such underfunding under the PBGC’s 2006 determination may now be shared by remaining ABA Plan employer-participants with positive balances, which includes Sara Lee.

The PBGC moved for summary judgment on Sara Lee’s claim. Argument on the PBGC’s motion has been heard and we await a decision by the District of Columbia Court. Until a ruling is issued, no discovery or other briefing is likely to occur. Sara Lee believes that the PBGC’s 2006 determination is without merit and will continue to vigorously defend the position that Sara Lee is responsible only for the obligations related to its current and former employees who participate in the ABA Plan.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Sara Lee’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sara Lee’s common stock is traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. The principal market in the United States for the common stock is the New York Stock Exchange (“NYSE”). As of August 4, 2007, Sara Lee had approximately 75,150 holders of record of its common stock. Information regarding market prices on the NYSE and cash dividends paid on Sara Lee’s common stock during the past two fiscal years in Note 26, “Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements contained in Sara Lee’s 2007 Annual Report to Stockholders is incorporated herein by reference.

For information regarding securities authorized for issuance under Sara Lee’s equity compensation plans, see Item 12.

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the fourth quarter of fiscal 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2007 to May 5, 2007	0	—	0	55,589,988
May 6, 2007 to June 2, 2007	7,372,650	$17.56	7,372,650	48,217,338
June 3, 2007 to June 30, 2007	3,699,200	$17.80	3,699,200	44,518,138
Total	11,071,850	—	11,071,850	—

(1)	Sara Lee has a continuing stock repurchase program under which it may repurchase shares of common stock in either open market or private transactions. On August 4, 2005, Sara Lee announced that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. There is no expiration date for the program.

Item 6. Selected Financial Data

Financial information for Sara Lee for the five fiscal years ended June 30, 2007 that appears under the heading “Financial Summary” in Sara Lee’s 2007 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements, and the “Financial Review,” contained in Sara Lee’s 2007 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” in Sara Lee’s 2007 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” in Sara Lee’s 2007 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related Notes to Financial Statements of Sara Lee contained in Sara Lee’s 2007 Annual Report to Stockholders and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls

Sara Lee’s Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Sara Lee’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting

Management’s report on Sara Lee’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related Report of Independent Registered Public Accounting Firm, are contained in Sara Lee’s 2007 Annual Report to Stockholders under the headings “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

During the Company’s fiscal quarter ended June 30, 2007, except as described below, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the fourth quarter of fiscal 2007, the Company utilized external third party resources to augment its internal control over financial reporting with respect to the accounting for income taxes. The Company plans to continue to use these external resources during fiscal 2008 until such time as the Company completes its review of the design of its control procedures in this area to identify process improvements and technology solutions.

Also during the fourth quarter of fiscal 2007, the Company continued to prepare to implement SAP software as a common platform on a global basis. As appropriate, the Company is modifying the design and documentation of its internal control processes and procedures to reflect these changes and to supplement and complement existing internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

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

Code of Ethics

Sara Lee’s Global Business Standards, its written corporate code of business conduct and ethics, embodies Sara Lee’s long-standing history of requiring adherence to high standards of ethical conduct and business practices. The Global Business Standards are available on Sara Lee’s Web site at www.saralee.com under “About Sara Lee-Global Business Practices.” All of Sara Lee’s officers, directors and employees, including its Chief Executive Officer, Chief Financial Officer and principal accounting officer, are required to comply with the Global Business Standards. If the Global Business Standards are amended, or if Sara Lee grants a waiver from a provision of the Global Business Standards to a Sara Lee executive officer or director, Sara Lee promptly will post such information on its Web site in accordance with SEC rules.

Item 11. Executive Compensation

The information set forth in the Proxy Statement under the headings “Director Compensation” and “Executive Compensation” is incorporated herein by reference; provided, however, that the Report of the Compensation and Employee Benefits Committee will not be deemed to be filed with the SEC.

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

Equity Compensation Plan Information Table

The following table provides information as of June 30, 2007 regarding the number of shares of Sara Lee common stock that may be issued under Sara Lee’s equity compensation plans. On September 5, 2006, Sara Lee spun off its branded apparel business into an independent publicly traded company named Hanesbrands Inc. In connection with the spin-off, Sara Lee’s Compensation and Employee Benefits Committee adjusted the number of shares and the exercise price, if applicable, of all outstanding options, performance stock units and restricted stock units so that the economic value of each outstanding award after the spin-off was equivalent to the economic value of that award before the spin-off. The same adjustment was made to the number of shares available under each existing plan and any share limits contained in the plans. The adjustments were made in accordance with the terms of the relevant equity plan. The number of shares and the exercise price of options, performance stock units and restricted stock units reported in the table, and the share numbers in the narrative related to the table, reflect these adjustments.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	47,508,662	(2)(3)	$18.627(2)(3)	83,663,759	(4)
Equity compensation plans not approved by security holders (5)	1,970,550	(6)	$19.3153	6,589,676	(7)
Total	49,479,212			90,253,435

(1)	The table does not include information regarding Sara Lee’s 401(k) Plan. As of June 30, 2007, there were approximately 17.2 million shares of common stock held in this plan.

(2)	Includes options issued in connection with Sara Lee’s acquisition of The Earthgrains Company. Upon consummation of this acquisition, all outstanding options to purchase common stock of Earthgrains were converted into options to purchase shares of Sara Lee common stock; however Sara Lee cannot grant any additional awards under the Earthgrains plan. As of June 30, 2007, there were outstanding options to acquire 138,079 shares of Sara Lee common stock, at a weighted average exercise price of $8.72, which had been converted from the Earthgrains options.

(3)	Includes 6,132,047 restricted stock units that were outstanding on June 30, 2007 under Sara Lee’s 1995 and 1998 Long-Term Incentive Stock Plans. Restricted stock unit awards do not have an exercise price because their value is dependent upon the achievement of certain performance goals or continued employment over a period of time, and may be settled only for shares of common stock on a one-for-one basis. Also includes 31,208 phantom stock units outstanding under Sara Lee’s deferred compensation program for non-employee directors, which units may be settled only for shares of common stock on a one-for-one basis. Accordingly, the restricted stock units and the phantom stock units have been disregarded for purposes of computing the weighted-average exercise price.

(4)

Of these shares, 42,245,221 shares are available for issuance under the 1998 Long-Term Incentive Stock Plan (the “1998 Plan”) and 40,656,000 shares are available for issuance under the 2002 Long-Term Incentive Stock Plan (the “2002 Plan”). Both the 1998 Plan and the 2002 Plan authorize grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or a combination thereof. The maximum number of shares of common stock that may be granted as restricted stock or issued in settlement of restricted stock units or upon the exercise of incentive stock options is 23.23 million shares under the 1998 Plan and 22.1 million shares under the 2002 Plan. Under both the 1998 Plan and the 2002 Plan, the maximum number of shares of common stock that may be issued to any person in any calendar year is 2.3 million shares, excluding any awards made with respect to the calendar year in which such person begins service as the Chief Executive Officer of Sara Lee, in which case the maximum number of shares is 4.6 million shares. The number of shares remaining available for future issuances assumes that, with respect to outstanding restricted stock units, the vesting criteria will be achieved at the maximum level.

(5)	The following plans have not been approved by Sara Lee stockholders: Employee Option & Share Plan for Employees in the Netherlands, Executive Deferred Compensation Plan, U.K. Savings Incentive Plan, Share 2000 Global Stock Plan and Share 2003 Global Stock Plan. The material terms of each of these plans are described following the table.

(6)	Includes 1,648,906 shares to be issued upon exercise of outstanding options and rights granted under the Employee Option & Share Plan for Employees in the Netherlands, Share 2000 Global Stock Plan and Share 2003 Global Stock Plan. Also includes 321,644 phantom stock units outstanding under the Executive Deferred Compensation Plan, which units may be settled only for shares of common stock on a one-for-one basis.

(7)	Consists of shares remaining available for future awards under the Employee Option & Share Plan for Employees in the Netherlands and the U.K. Savings Incentive Plan.

Sara Lee has obtained stockholder approval of all of its significant equity compensation plans. Set forth below is a brief description of the material features of each Sara Lee equity compensation plan that was adopted without the approval of Sara Lee’s stockholders and that was in effect as of June 30, 2007.

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

The Netherlands Plan authorizes the issuance of up to 5.8 million shares of common stock and, as of June 30, 2007, approximately 4.9 million shares remained available for future awards.

Executive Deferred Compensation Plan

Sara Lee’s Executive Deferred Compensation Plan permits officers of Sara Lee to defer salary, bonus and long-term incentive payments into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Sara Lee common stock as of the deferral date, and are paid out only in shares of Sara Lee common stock, on a one-for-one basis, at future dates specified by the participant. Deferrals in the interest account accrue interest at a rate set at the beginning of each plan year based on the current cost to Sara Lee of issuing five-year maturity debt. Stock equivalent units do not have voting rights, but are credited with dividend equivalents. The dividend equivalents are paid when shares are issued to the participant. As of June 30, 2007, there were 321,644 stock equivalents outstanding in the stock equivalent accounts under this Plan.

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

The U.K. SIP authorizes the issuance of up to 1,742,400 shares of common stock and, as of the end of fiscal year 2007, 1,650,500 shares remain to be issued under the plan. The shares purchased by participants under the U.K. SIP come from authorized but unissued shares of Sara Lee common stock. The U.K. SIP is administered by the Compensation and Employee Benefits Committee of Sara Lee’s Board of Directors, which may delegate its responsibilities to Sara Lee’s Senior Vice President of Human Resources. In the event of a change of control (as defined in the Plan) of Sara Lee, the trustee of the Plan may vote or exchange Sara Lee shares held in the Plan for the acquisition consideration, on the same terms as other Sara Lee stockholders.

Share 2000 Global Stock Plan

The Share 2000 Global Stock Plan (the “Share 2000 Plan”) is a broad-based plan adopted in 1997 to enable Sara Lee to make a special stock option grant to its non-officer employees world-wide. On August 28, 1997 (after giving affect to the December 1998 stock-split), Sara Lee granted an option to purchase no more than 200 shares of common stock each, at an exercise price of $20.53 per share, under the Share 2000 Plan to approximately 60,000 Sara Lee employees. The exercise price of the options equaled the average of the high and low sales price of a share of Sara Lee common stock on the New York Stock Exchange on the date of grant. The options generally vested over three years after the date of grant. No additional options may be granted under the Share 2000 Plan and, on August 28, 2007, almost all of the outstanding options granted under the Share 2000 Plan expired.

Share 2003 Global Stock Plan

The Share 2003 Global Stock Plan (the “Share 2003 Plan”) is a broad-based plan that was adopted in 2000 to enable Sara Lee to make a special stock option grant to managerial level Sara Lee employees resident in various countries, excluding the United States. On April 27, 2000, Sara Lee granted an option to purchase 116 shares of common stock, at an exercise price of $15.47 per share, under the Share 2003 Plan to approximately 15,000 Sara Lee employees. The exercise price of the options equaled the average high and low sales prices of a share of Sara Lee common stock on the New York Stock Exchange on the date of grant per share. The options generally vest over three years after the date of grant and expire on April 27, 2010. As of June 30, 2007, no additional options may be granted under the Share 2003 Plan and 164,669 shares remain reserved for issuance upon exercise of outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement under the headings “Corporate Governance–Director Independence” and “Corporate Governance–Review of Transactions with Related Persons” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth in the Proxy Statement under the headings “Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, which are contained in Sara Lee’s 2007 Annual Report to Stockholders are incorporated herein:

(a) 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income—Years ended July 2, 2005, July 1, 2006 and June 30, 2007

Consolidated Balance Sheets—July 1, 2006 and June 30, 2007

Consolidated Statements of Common Stockholders’ Equity—For the period July 3, 2004 to June 30, 2007

Consolidated Statements of Cash Flows—Years ended July 2, 2005, July 1, 2006 and June 30, 2007

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

August 29, 2007

SARA LEE CORPORATION

By:	/s/ RICHARD A. HOKER
Richard A. Hoker
Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on August 29, 2007.

Signature	Title

/s/ BRENDA C. BARNES Brenda C. Barnes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ L.M. (THEO) DE KOOL L.M. (Theo) de Kool	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ RICHARD A. HOKER Richard A. Hoker	Controller (Principal Accounting Officer)

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley	Director

/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/s/ JAMES S. CROWN James S. Crown	Director

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/S/ WILLIE D. DAVIS Willie D. Davis	Director

/s/ CORNELIS J.A. VAN LEDE Cornelis J.A. van Lede	Director

/s/ SIR IAN M.G. PROSSER Sir Ian M.G. Prosser	Director

/s/ ROZANNE L. RIDGWAY Rozanne L. Ridgway	Director

/s/ JONATHAN P. WARD Jonathan P. Ward	Director

EXHIBIT INDEX

3.	Exhibits

Incorporation by Reference
(3a)	1. Articles of Restatement of Charter dated August 28, 2003	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended June 28, 2003.

(3b)	2. Amended Bylaws, dated June 28, 2007

(4)	1. Form of 6 1/4% Notes due 2011	Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2001

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

(10)	*1. Supplemental Benefit Plan, as amended	Exhibit 10.5 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*2. Performance-Based Annual Incentive Plan	Exhibit A to Proxy Statement dated September 20, 1995

	*3. 1995 Long-Term Incentive Stock Plan, as amended	Exhibit 10.16 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*4. 1995 Non-Employee Director Stock Plan, as amended	Exhibit 10(8) to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*5. 1998 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 21, 1998

	*6. 2002 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 25, 2002

	*7. Executive Deferred Compensation Plan	Exhibit 10.12 to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*8. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10.13 to Report on Form 10-K for Fiscal Year ended July 1, 2000

	*9. Severance Plans For Corporate Officers, as amended	Exhibit 10.11 to Report on Form 10-K for Fiscal Year ended July 1, 2006

	*10. Employee Option & Share Plan For Employees in the Netherlands	Exhibit 10.24 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*11. U.K. Savings Incentive Plan	Exhibit 10.18 to Report on Form 10-K for Fiscal Year ended June 28, 2003

	*12. Share 2000 Global Stock Plan	Exhibit 10.27 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*13. Employment Agreement dated January 1, 1996 between Adriaan Nühn and Sara Lee Corporation.	Exhibit 10.21 to Report on Form 10-K for Fiscal Year ended July 3, 2004

	*14. Employment Agreement dated June 11, 1987 between Adriaan Nühn and Sara Lee/DE N.V.	Exhibit 10.22 to Report on Form 10-K for Fiscal Year ended July 3, 2004

Incorporation by Reference

*15. Termination Agreement dated June 15, 2007 between Adriaan Nühn and Sara Lee Corporation and Sara Lee/DE N.V.

	*16. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2005

*17. Sara Lee Corporation 1999 Non-Employee Director Stock Plan, as Amended and Restated

	*18. Retention & Recognition Program for Individuals at “C” Level and Below	Exhibit 10.32 to Report on Form 10-K for Fiscal Year ended July 2, 2005

	*19. Long-Term Restricted Stock Unit Grant program for Fiscal Years 2006 – 2008	Exhibit 10.34 to Report on Form 10-K for Fiscal Year ended July 2, 2005

	*20. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement	Exhibit 10.36 to Report on Form 10-K for Fiscal Year ended July 2, 2005

	*21. Form of Restricted Stock Unit Grant Notice & Agreement for FY 2006-08 LTRSU	Exhibit 10.35 to Report on Form 10-K for Fiscal Year ended July 2, 2005

	*22. Long-Term Restricted Stock Unit Grant program for Fiscal Years 2007-2009	Exhibit 10.31 to Report on Form 10-K for Fiscal Year ended July 1, 2006

	*23. Form of Restricted Stock Unit Grant Notice & Agreement for FY 07-09 LTRSU	Exhibit 10.32 to Report on Form 10-K for Fiscal Year ended July 1, 2006

	*24. FY2007 Form of Stock Option Grant Notice and Agreement	Exhibit 10.33 to Report on Form 10-K for Fiscal Year ended July 1, 2006

(12)	1. Computation of Ratio of Earnings to Fixed Charges

(13)	Portions of Sara Lee’s 2007 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

(21)	List of Subsidiaries

(23)	Consent of PricewaterhouseCoopers LLP

(31)	1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32)	1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders of

Sara Lee Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated August 27, 2007 appearing in the 2007 Annual Report to Stockholders of Sara Lee Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 27, 2007

Schedule II

Sara Lee Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended July 2, 2005, July 1, 2006 and June 30, 2007

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs(1) /Allowances Taken	Other Additions (Deductions)	Balance at End of Year
(in millions)
For the Year Ended July 2, 2005
Allowances for bad debts	$40	$8	$(15)	$—	$33
Other receivable allowances	44	47	(51)	3	43
Total	$84	$55	$(66)	$3	$76
For the Year Ended July 1, 2006
Allowances for bad debts	$33	$4	$(10)	$1	$28
Other receivable allowances	43	43	(46)	(6)	34
Total	$76	$47	$(56)	$(5)	$62
For the Year Ended June 30, 2007
Allowances for bad debts	$28	$—	$(3)	$5	$30
Other receivable allowances	34	28	(24)	16	54
Total	$62	$28	$(27)	$21	$84
(1)	Net of collections on accounts previously written off.