Form 10-Q
period 2007-09-29
Sara Lee Corp
filed 2007-11-07
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

On September 29, 2007, the Registrant had 724,191,597 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

PART I

ITEM 1

SARA LEE CORPORATION AND SUBSIDIARIES

Preface

The preparation of the Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Significant estimates in these Consolidated Financial Statements include allowances for doubtful accounts receivable, net realizable value of inventories and related purchase commitments, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the valuation of stock compensation instruments granted to employees, including estimates of the related volatility and expected lives for the instruments. Actual results could differ from these estimates.

The corporation’s fiscal year ends on the Saturday closest to June 30. The corporation’s first quarter of fiscal year 2008 ended on September 29, 2007 and the first quarter of fiscal 2007 ended on September 30, 2006. Each of these quarters was a thirteen-week period.

The Consolidated Financial Statements for the quarters ended September 29, 2007 and September 30, 2006 included herein have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation”), reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the financial position at September 29, 2007 and the results of operations and the cash flows for the periods presented herein. The Condensed Consolidated Balance Sheet as of June 30, 2007 and the Consolidated Statements of Common Stockholders’ Equity for the period July 1, 2006 to June 30, 2007 have been derived from the corporation’s audited financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the quarter ended September 29, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and other financial information filed with the Securities and Exchange Commission.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at September 29, 2007 and June 30, 2007

(In millions)

(Unaudited)

	September 29, 2007	June 30, 2007
Assets
Cash and equivalents	$1,628	$2,520
Trade accounts receivable, less allowances	1,429	1,307
Inventories
Finished goods	785	719
Work in process	39	34
Materials and supplies	341	297

	1,165	1,050

Current deferred tax asset	469	468
Other current assets	284	298

Total current assets	4,975	5,643
Other non-current assets	199	194
Property, net of accumulated depreciation of $2,968 and $2,870, respectively	2,471	2,446
Trademarks and other identifiable intangibles, net	1,059	1,037
Goodwill	2,746	2,722
Deferred tax asset	139	146
Assets held for sale	12	2

	$11,601	$12,190

Liabilities and Stockholders’ Equity
Notes payable	$114	$33
Accounts payable	1,031	1,075
Accrued liabilities	1,674	1,762
Current maturities of long-term debt	584	1,431
Current liabilities held for sale	11	—

Total current liabilities	3,414	4,301
Long-term debt	2,792	2,803
Pension obligation	629	662
Deferred tax liability	601	587
Other liabilities	1,220	1,161
Minority interests in subsidiaries	59	61
Common stockholders’ equity	2,886	2,615

	$11,601	$12,190

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarters Ended September 29, 2007 and September 30, 2006

(In millions, except per share data)

Unaudited

	Quarter Ended
	September 29, 2007	September 30, 2006
Continuing operations
Net sales	$3,131	$2,891

Cost of sales	1,941	1,796
Selling, general and administrative expenses	1,022	962
Net charges (income) for exit activities, asset and business dispositions	4	(1)
Contingent sale proceeds	(130)	(120)
Interest expense	54	75
Interest income	(25)	(26)

	2,866	2,686

Income from continuing operations before income taxes	265	205
Income tax expense (benefit)	65	(50)

Income from continuing operations	200	255

Discontinued operations
Net income from discontinued operations, net of tax expense of nil and $30	—	62
Gain on sale of discontinued operations, net of tax expense of nil and $2	—	16

Net income	$200	$333

Income from continuing operations per share of common stock
Basic	$0.28	$0.34

Diluted	$0.28	$0.34

Net income per share of common stock
Basic	$0.28	$0.44

Diluted	$0.28	$0.44

Average shares outstanding
Basic	725	758

Diluted	727	761

Cash dividends per share of common stock	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period July 1, 2006 to September 29, 2007

(In millions, except per share data)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at July 1, 2006	$2,449	$8	$62	$3,855	$(137)	$(1,339)

Net income	333	—	—	333	—	—	$333
Translation adjustments, net of tax	272	—	—	—	—	272	272
Minimum pension liability, net of tax	(36)	—	—	—	—	(36)	(36)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	11	—	—	—	—	11	11

Comprehensive income							$580

Cash dividends -
Common ($0.10 per share)	(76)	—	—	(76)	—	—
Spin off of Hanesbrands Inc. business	(3)	—	—	(70)	—	67
Stock issuances (cancelations) -
Stock option and benefit plans	8	—	8	—	—	—
Restricted stock	13	—	13	—	—	—
Share repurchases and retirement	(250)	—	(83)	(167)	—	—
ESOP tax benefit, redemptions and other	(1)	(1)	—	—	—	—

Balances at September 30, 2006	2,720	7	—	3,875	(137)	(1,025)
Adjustment to apply SAB No. 108	58	—	—	53	—	5
Net income	171	—	—	171	—	—	$171
Translation adjustments, net of tax	232	—	—	—	—	232	232
Minimum pension liability, net of tax	179	—	—	—	—	179	179
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	23	—	—	—	—	23	23

Comprehensive income							$605

Adjustment to apply SFAS No. 158, net of tax	(168)	—	—	—	—	(168)
Cash dividends -
Common ($0.30 per share)	(222)	—	—	(222)	—	—
Spin off of Hanesbrands Inc. business	(26)	—	—	(26)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	39	—	39	—	—	—
Restricted stock	16	—	16	—	—	—
Tax benefit related to stock-based compensation	1	—	1	—	—	—
Share repurchases and retirement	(436)	(1)	(56)	(379)	—	—
ESOP tax benefit, redemptions and other	28	1	—	13	14	—

Balances at June 30, 2007	2,615	7	—	3,485	(123)	(754)

Net income	200	—	—	200	—	—	$200
Translation adjustments, net of tax	146	—	—	—	—	146	146
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	4	—	—	—	—	4	4
Pension/Postretirement activity, net of tax	(7)	—	—	—	—	(7)	(7)

Comprehensive income							$343

Adoption of SFAS Interpretation No. 48	13	—	—	13	—	—
Cash dividends-common ($0.10 per share)	(73)	—	—	(73)	—	—
Stock issuances (cancelations) -
Stock option and benefit plans	4	—	4	—	—	—
Restricted stock	7	—	7	—	—	—
Tax benefit related to stock-based compensation	—	—	—	—	—	—
Share repurchases and retirement	(24)	—	(11)	(13)	—	—
ESOP tax benefit, redemptions and other	1	—	—	1	—	—

Balances at September 29, 2007	$2,886	$7	$—	$3,613	$(123)	$(611)

Interim period balances are unaudited.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Quarters Ended September 29, 2007 and September 30, 2006

(In millions)

Unaudited

	Quarter Ended
	September 29, 2007	September 30, 2006
OPERATING ACTIVITIES —
Net income	$200	$333
Less: Cash received from contingent sale proceeds	(130)	(120)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	96	127
Amortization of intangibles	29	34
Net gain on business dispositions	—	(40)
(Decrease) increase in deferred income taxes	(25)	23
Other	6	24
Changes in current assets and liabilities, net of businesses acquired and sold	(238)	(529)

Net cash used in operating activities	(62)	(148)

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(95)	(116)
Purchases of software and other intangibles	(23)	(9)
Dispositions of businesses and investments	—	349
Cash received from loans receivable	—	688
Cash received from contingent sale proceeds	130	120
Cash received from (used in) derivative transactions	2	(49)
Sales of assets	8	31

Net cash from investment activities	22	1,014

FINANCING ACTIVITIES—
Issuances of common stock	3	—
Purchases of common stock	(24)	(185)
Borrowings of long-term debt	—	2,558
Repayments of long-term debt	(897)	(5)
Short-term borrowings (repayments), net	79	(1,644)
Cash transferred to Hanesbrands Inc. in spin off	—	(650)
Payments of dividends	(73)	(151)

Net cash used in financing activities	(912)	(77)

Effect of changes in foreign exchange rates on cash	60	8

(Decrease) increase in cash and equivalents	(892)	797
Add: Cash balance of discontinued operations at beginning of year	—	14
Less: Cash balance of discontinued operations at end of quarter	—	—
Cash and equivalents at beginning of year	2,520	2,231

Cash and equivalents at end of quarter	$1,628	$3,042

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(78)	$(43)
(Increase) in inventories	(86)	(97)
Decrease (increase) in other current assets	16	(34)
(Decrease) in accounts payable	(63)	(57)
(Decrease) in accrued liabilities	(77)	(144)
Increase (decrease) in accrued taxes	50	(154)

Changes in current assets and liabilities, net of businesses acquired and sold	$(238)	$(529)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Net Income per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the quarters ended September 29, 2007 and September 30, 2006, options to purchase 26.6 million and 45.8 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The average shares outstanding declined in the first quarter of fiscal 2008 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. During the first quarter of fiscal 2008, the corporation repurchased 1.5 million shares of common stock for a purchase price of $24 million. The timing and amount of share repurchases for the remainder of fiscal 2008 and beyond will be based upon market conditions and other factors. The following is a reconciliation of net income to net income per share – basic and net income per share – diluted for the first quarters of fiscal 2008 and fiscal 2007:

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter Ended
	September 29, 2007	September 30, 2006
Income from continuing operations	$200	$255
Income (loss) from discontinued operations, net of tax	—	62
Gain on sale of discontinued operations, net of tax	—	16

Net income	$200	$333

Average shares outstanding – basic	725	758
Dilutive effect of stock option and award plans	2	3

Average shares outstanding – diluted	727	761

Income from continuing operations per share
Basic	$0.28	$0.34

Diluted	$0.28	$0.34

Income from discontinued operations per share
Basic	$—	$0.10

Diluted	$—	$0.10

Net Income per Common Share
Basic	$0.28	$0.44

Diluted	$0.28	$0.44

2. Segment Information

The following is a general description of the corporation’s six business segments:

•	North American Retail Meats – sells a variety of packaged meat products to retail customers in North America.

•	North American Retail Bakery – sells a variety of bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	Foodservice – sells a variety of meats, bakery, and beverage products to foodservice customers in the U.S.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides in markets around the world, including the U.S., Europe and India.

The following is a summary of net sales and operating segment income by business segment for the first quarter of fiscal years 2008 and 2007.

	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	First Quarter 2008	First Quarter 2007	First Quarter 2008	First Quarter 2007
North American Retail Meats	$650	$630	$28	$27
North American Retail Bakery	518	498	8	5
Foodservice	522	538	21	19
International Beverage	706	563	121	92
International Bakery	221	200	13	14
Household and Body Care	521	465	57	78

Total business segments	3,138	2,894	248	235
Intersegment sales	(7)	(3)	—	—

Total net sales and operating segment income	3,131	2,891	248	235

Amortization of intangibles	—	—	(17)	(17)
General corporate expenses	—	—	(67)	(84)
Contingent sale proceeds	—	—	130	120

Total net sales and operating income	3,131	2,891	294	254
Net interest expense	—	—	(29)	(49)

Net sales and income from continuing operations before income taxes	$3,131	$2,891	$265	$205

At the beginning of the first quarter of fiscal 2008, the corporation centralized operating responsibility for the management of trade accounts receivable in the U.S. to the corporation’s shared services operations. As a result, the corporation’s management, including the chief operating decision maker, no longer include U.S. accounts receivable in the total assets of the U.S. business segments for purposes of evaluating and monitoring performance of these segments. These assets are evaluated as part of the operating performance of the corporation’s shared services operations and are now reported as part of other corporate assets in the corporation’s total assets disclosures. There have been no changes in the reporting responsibility for trade receivables of the international operations and those assets continue to be reported in the international segments. Prior period asset amounts have been restated to reflect this change.

	Sept. 29, 2007	June 30, 2007
Assets
North American Retail Meats	$1,166	$1,114
North American Retail Bakery	1,662	1,129
Foodservice	1,636	1,608
International Beverage	2,357	2,886
International Bakery	1,331	1,485
Household and Body Care	2,285	2,880

	10,437	11,102

Net assets held for sale	12	2
Other corporate assets (a)	1,152	1,086

Total assets	$11,601	$12,190

(a)	Principally trade receivables of the U.S. operations that are centrally managed, cash and cash equivalents, certain corporate fixed assets, deferred tax assets and certain other non-current assets.

3. Discontinued Operations

The following is a summary of the operating results of the corporation’s discontinued operations for fiscal 2007 as all businesses had been disposed of prior to the beginning of fiscal 2008. The amounts in the table below reflect the operating results of the businesses reported as discontinued operations. These businesses were disposed of as part of the corporation’s transformation plan.

	First Quarter Fiscal 2007
(In millions)	Net Sales	Pretax Income	Income
European Meats	$114	$7	$3
Branded Apparel Americas/Asia	787	85	59

Total	$901	$92	$62

Results of Discontinued Operations – The corporation closed on the sale of its European Meats business on August 8, 2006 and completed the spin off of the Branded Apparel Americas/Asia business on September 5, 2006. The operating results of these two businesses are reflected in discontinued operations through the date of disposition. Net sales related to the discontinued operations in the first quarter of fiscal 2007 were $901 million. Income from discontinued operations was $62 million.

Gain on the Sale of Discontinued Operations

During the first quarter of fiscal 2007, the corporation completed the disposition of three businesses reported as discontinued operations. The gain recognized in the first quarter of fiscal 2007 is summarized in the following table. A further discussion of each disposition follows:

	First Quarter of Fiscal 2007
(In millions)	Pretax Gain (Loss) on Disposition	Tax Charge	After Tax Gain (Loss)
European Meats	$34	$—	$34
Branded Apparel Americas/Asia	(24)	—	(24)
Philippines portion of European Branded Apparel	8	(2)	6

Total	$18	$(2)	$16

Transactions completed during the first quarter of fiscal 2007:

European Meats – In June 2006, the corporation entered into a definitive agreement to sell its European Meats business. The transaction closed in August 2006 after receiving European regulatory approval and the corporation recognized a pretax and after tax gain in the first quarter of fiscal 2007 of $34 million. The capital gain related to this transaction was offset by capital losses on other disposition transactions. A total of $337 million of cash proceeds was received from the disposition of the business and an additional $238 million was received from the repayment of an obligation to the corporation, which was included in the net assets sold. Subsequent to the sale date, the corporation completed certain postclosing adjustments with the buyer which included certain working capital and other reconciliations and completed various tax reporting requirements.

Branded Apparel Americas/Asia – In February 2005, as part of its transformation plan, the corporation announced its intent to spin off the corporation’s apparel business in the Americas/Asia. This business is referred to as Branded Apparel Americas/Asia. In preparation for the spin off, the corporation incorporated Hanesbrands Inc. (“Hanesbrands”), a Maryland corporation to which it transferred the assets and liabilities that related to the Branded Apparel Americas/Asia business. On September 5, 2006, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, Hanesbrands received $2,558 million of cash proceeds. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. Immediately following this dividend payment, Sara Lee distributed to each stockholder of record one share of Hanesbrands common stock for every eight shares of Sara Lee common stock held. The spin off was tax free on a U.S. tax basis to the corporation and its shareholders.

After the spin off was completed, Hanesbrands paid $450 million to the corporation to settle the note payable it had with Sara Lee Corporation. In addition, the corporation recognized $24 million of expense in the first quarter of fiscal 2007 for certain investment banker and other fees as a direct result of this transaction. These amounts are recognized as part of the net gain on disposal of discontinued operations in the first quarter of fiscal 2007.

The corporation and Hanesbrands entered into a transitional services agreement to provide for the orderly separation of the two businesses and transition of various functions and processes. The terms of the agreement apply to specific functions or actions including certain accounting, payroll and tax processing, information technology services and other services that will be performed for certain periods of time, which in each case is less than one year. The majority of these services had been completed by the end of fiscal 2007. The corporation has no significant continuing involvement in this business after the disposal date and does not expect any material direct cash inflows or outflows with this business.

Subsequent to the spin off date, the corporation has completed certain postclosing adjustments, tax reporting and other postclosing reconciliations in various areas, including completing the split of the corporation’s pension plans and the determination under ERISA rules of the relevant asset split to each plan. Further postclosing tax adjustments may occur after certain future tax reporting requirements are completed. The net assets of the Hanesbrands business distributed are reflected as a dividend in the corporation’s Consolidated Statements of Common Stockholders’ Equity.

Philippines Portion of European Branded Apparel – Substantially all of the European Branded Apparel business was sold in February 2006. When this business was sold, certain operations in the Philippines were awaiting local government approval to legally transfer the assets. Under the terms of the sale agreement, the buyer of this business assumed financial responsibility for all of the operations, including the Philippines business, even though legal transfer of the Philippines assets had not been completed. In September 2006, upon receiving local government approval, the corporation completed the legal transfer of the assets and recognized in fiscal 2007 a pretax and after tax gain of $8 million and $6 million, respectively. Under the terms of the sale agreement of the business, the buyer assumed financial responsibility for the Philippines business in February 2006 upon the initial closing of the sale transaction. As such, no financial results for the Philippines business are included in the results of the corporation after that date.

4. Exit, Disposal and Transformation Activities

During the first quarter of fiscal 2008, the corporation approved and initiated certain exit and disposal actions to improve its operational performance. In addition, costs were recognized during the quarter, as well as in prior periods, related to the ongoing efforts associated with the previously announced transformation plan. The actions approved in the first quarter, as well as those included in the transformation plan, can be summarized as follows:

1) Exit Activities, Asset and Business Disposition Actions – These amounts primarily relate to:

•	Costs to sever employees and exit leases.

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations.

2) Transformation Costs – These amounts primarily relate to:

•	Expenses associated with the installation of new information systems.

•	Costs to retain and relocate employees, as well as costs to recruit new employees.

•	Accelerated depreciation and amortization associated with decisions to dispose of or abandon the use of certain tangible and intangible assets at dates earlier than previously anticipated.

The reported results for the first quarter of fiscal 2008 and 2007 reflect amounts recognized for exit, disposal and transformation actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following is a summary of the (income) expense associated with these actions:

	First Quarter Ended
(In millions)	September 29, 2007	September 30, 2006
Exit activities	$3	$15
Asset and business disposition actions	1	(15)
Transformation and other restructuring activities	18	43

	22	43
Adjustments to charges recognized in prior periods	—	(1)

Reduction in income from continuing operations before income taxes	$22	$42

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income of the corporation:

	First Quarter Ended
(In millions)	September 29, 2007	September 30, 2006
Cost of sales:
Accelerated depreciation	$—	$15
Transformation charges – IT costs	4	3
Selling, general and administrative expenses:
Transformation charges – IT costs	12	12
Transformation charges – other	2	12
Accelerated depreciation	—	1
Net charges for (income from):
Exit activities	3	14
Asset and business dispositions	1	(15)

Reduction in income from continuing operations before income taxes	22	42
Income tax benefit	(8)	(16)

Reduction in income from continuing operations	$14	$26

Impact on diluted EPS from continuing operations	$0.02	$0.03

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	First Quarter Ended
(In millions)	September 29, 2007	September 30, 2006
North American Retail Meats	$1	$21
North American Retail Bakery	1	5
Foodservice	—	5
International Beverage	3	—
International Bakery	3	—
Household and Body Care	1	(10)

Decrease in operating segment income	9	21
Increase in general corporate expense	13	21

Total	$22	$42

The following provides a detailed description of the exit, disposal and transformation activities impacting the reported results for the first quarter of fiscal years 2008 and 2007.

First Quarter of Fiscal 2008

The composition of the $22 million charge related to exit, disposal and transformation activities approved during the first quarter of fiscal 2008 was as follows:

Amounts Recognized in the “Net charges (income) for exit activities, asset and business dispositions” line of the Consolidated Statements of Income –

•

$3 million of the net charge is for the cost associated with terminating an International Bakery executive and providing that individual with severance benefits. This individual has already completed their service and is no longer working for the corporation.

•

$1 million of the net charge is related to the net loss realized on an asset disposition involving the disposal of a Spanish office building for the International Beverage business. The cash proceeds from this asset disposal were less than $1 million.

Amounts Recognized in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income –

•

$16 million of the net charge is related to information technology costs associated with the corporation’s ongoing transformation plan to implement common information systems across the organization in order to improve operational efficiencies. Of the total $16 million charge, $4 million is reflected in the “Cost of sales” line and $12 million is reflected in the “Selling, general and administrative expenses” line as these costs relate to systems impacting both production and administrative processes. Costs associated with assessing current systems, the evaluation of alternatives and process re-engineering are expensed as incurred. Included in the charge for information technology costs is amortization expense of $2 million related to previously capitalized software costs.

•

$2 million of the net charge relates to various costs associated with the corporation’s transformation plan. This amount is recognized in the “Selling, general and administrative expenses” line and consists primarily of consulting and closing costs associated with completing various transformation actions.

First Quarter of Fiscal 2007

The composition of the $43 million charge related to exit, disposal and transformation activities approved during the first quarter of fiscal 2007 is as follows:

Amounts Recognized in the “Net charges (income) for exit activities, asset and business dispositions” line of the Consolidated Statements of Income –

•

$12 million of the net charge was for the cost associated with terminating 541 employees and providing them with severance benefits. Certain of these employees received termination benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. The remaining employees received benefits under a special events termination plan and their termination costs were accrued over their remaining service period.

•

$3 million of the net charge was for the cost of certain noncancelable lease obligations. The lease costs related to the exit of two administrative buildings for the Foodservice and Household and Body Care segments. Both facilities have been exited.

•

$15 million of the net charge related to the net gains realized on various asset and business disposition actions. Included in this amount was a $19 million gain related to completed transactions in the Household and Body Care business segment. The most significant of these transactions was a $14 million gain on the sale of a Spanish office building and a $4 million gain on the sale of an Australian manufacturing and administrative facility. The total cash proceeds from these asset dispositions were $26 million. Offsetting these gains were $4 million of net charges consisting primarily of costs associated with the disposal of these businesses.

Amounts Recognized in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income –

•

$16 million of the net charge was related to accelerated depreciation recognized on certain assets targeted for disposal. Of the $16 million total charge, $15 million was reflected in the “Cost of sales” line and related to the disposal of equipment from various U. S. manufacturing sites. The remaining $1 million of accelerated depreciation was reflected in the “Selling, general and administrative expenses” line and related to the closure of a domestic research and development facility.

•

$15 million of the net charge related to information technology costs associated with the corporation’s ongoing transformation plan to implement common information systems across the organization in order to improve operational efficiencies. Of the total $15 million charge, $3 million was reflected in the “Cost of sales” line and $12 million was reflected in the “Selling, general and administrative expenses” line as these costs related to systems impacting both production and administrative processes. These costs are associated with assessing current systems, the evaluation of alternatives and process re-engineering and were expensed as incurred.

•

$12 million of the net charge related to various costs associated with the corporation’s ongoing transformation plan. This amount was recognized in the “Selling, general and administrative expenses” line and substantially all of these costs are included in the following categories:

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

Status of Restructuring Reserves

In prior periods, the corporation approved and executed a number of actions to lower its overall cost structure. These actions are more fully described in the corporation’s fiscal 2007 Annual Report on Form 10-K and the following presents the current status of those actions and the amounts recognized on the Condensed Consolidated Balance Sheets of the corporation.

Fiscal 2007 Restructuring Actions

The following table summarizes the net charges recognized for the exit, disposal and transformation activities approved during fiscal 2007 for continuing operations and the related status as of September 29, 2007.

(In millions)	Exit and Disposal Costs Recognized	Non-Cash Credits and (Charges)	Asset and Business Disposition Gains	Cash Payments	Change in Estimate	Foreign Exchange Impacts	Accrued Costs as of Sept. 29, 2007
Employee termination and other benefits	$99	$—	$—	$(42)	$1	$2	$60
Noncancelable lease and other contractual obligations	13	—	—	(3)	—	—	10
Losses on abandonment of assets	1	(1)	—	—	—	—	—
Asset and business disposition actions	(12)	—	23	(11)	—	—	—
Accelerated depreciation	32	(32)	—	—	—	—	—
Transformation costs	119	(12)	—	(105)	—	—	2

	$252	$(45)	$23	$(161)	$1	$2	$72

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	1,600	329	206	—	—	—	17	2,152
Mexico	4	—	—	—	—	—	—	4
Europe	—	—	—	73	118	97	—	288
South America	—	—	—	192	—	—	—	192

	1,604	329	206	265	118	97	17	2,636

As of Sept. 29, 2007
Actions Completed	1,535	214	198	181	77	43	16	2,264
Actions Remaining	69	115	8	84	41	54	1	372

	1,604	329	206	265	118	97	17	2,636

Significant actions completed during the quarter and the status of the remaining elements of the fiscal 2007 plan can be summarized as follows:

Employee termination and other benefits – During the first quarter of fiscal 2008, the corporation severed 138 employees and expects to sever the remaining 372 employees before the end of the fiscal year. During the quarter, certain of these actions were completed for amounts that differed from those originally estimated. Actual costs to settle termination obligations varied from original estimates and certain employees originally targeted for termination were not severed as originally planned. As a result, costs previously accrued were adjusted and resulted in a decrease of $1 million to income from continuing operations before income taxes. The majority of the $60 million of remaining accrued costs is expected to be paid out within the next two years.

Noncancelable lease and other contractual obligations – As of the end of fiscal 2007, the corporation had exited all of the facilities contemplated in this charge. The remaining accrual represents the amounts expected to be due under these arrangements.

Accelerated depreciation – Of the $32 million total accelerated depreciation recognized, $31 million was reflected in the “Cost of sales” line and related to the disposal of three manufacturing facilities and various manufacturing equipment. All of the manufacturing facilities had been closed as of the end of fiscal 2007 and one of these has been disposed of. For the manufacturing equipment, most of the equipment has ceased being used and is in the process of being disposed of. The remaining accelerated depreciation is reflected in the “Selling, general and administrative expenses” line and relates primarily to the closure of an administrative facility. This facility was closed during fiscal 2007 and has since been sold.

Fiscal 2006 Restructuring Actions

The following table summarizes the net charges recognized for the exit, disposal and transformation activities approved during fiscal 2006 for continuing operations and the related status as of September 29, 2007.

(In millions)	Exit and Disposal Costs Recognized	Non-Cash Credits and (Charges)	Asset and Business Disposition Gains	Cash Payments	Change in Estimate	Foreign Exchange Impacts	Accrued Costs as of Sept. 29, 2007
Employee termination and other benefits	$159	$—	$—	$(109)	$(7)	$11	$54
Noncancelable lease and other contractual obligations	8	—	—	(8)	3	—	3
Losses on abandonment of assets	6	(6)	—	—	—	—	—
Asset and business disposition actions	(80)	—	119	(39)	—	—	—
Accelerated depreciation	39	(39)	—	—	—	—	—
Transformation costs	159	(26)	—	(132)	—	—	1
Vacation policy change	(14)	14	—	—	—	—	—

	$277	$(57)	$119	$(288)	$(4)	$11	$58

The following table summarizes the employee terminations by location and business segment. All actions had been completed by the end of fiscal 2007.

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	328	271	94	—	—	2	25	720
Canada	—	—	—	—	—	1	—	1
Europe	—	—	—	675	138	182	1	996
Australia	—	—	—	38	17	73	—	128
Asia	—	—	—	—	—	28	—	28

	328	271	94	713	155	286	26	1,873

Significant actions completed during the quarter and the status of the remaining elements of the fiscal 2006 plan can be summarized as follows:

Employee termination and other benefits – All termination actions were completed as of the end of fiscal 2007. During the first quarter of fiscal 2008, certain adjustments were made to costs previously accrued for these actions as the actual costs to settle termination obligations differed from the original estimates. These adjustments resulted in an increase of $1 million to income from continuing operations before income taxes. The majority of the $54 million of remaining accrued costs is expected to be paid out within the next two years.

Noncancelable lease and other contractual obligations – The corporation had exited all of the facilities contemplated in this charge by the end of fiscal 2006. The remaining accrual represents the amounts expected to be due under these arrangements.

Accelerated depreciation – Of the $39 million total accelerated depreciation recognized, $30 million was reflected in the “Cost of sales” line and relates to the disposal of four manufacturing facilities and various manufacturing equipment. The three owned facilities had been closed as of the end of fiscal 2006 and two of these have since been sold. The fourth facility was leased and had been exited by the end of fiscal 2006. For the U.S. manufacturing equipment, all of the equipment has ceased being used and is in the process of being disposed of. Additional accelerated depreciation was recognized on this equipment during fiscal 2007. The remaining $9 million of accelerated depreciation was reflected in the “Selling, general and administrative expenses” line and related to the exit of four administrative offices. One of the four facilities was owned and has since been sold. For the three leased facilities, all were exited as of the end of fiscal 2007.

Fiscal 2005 Restructuring Actions

During fiscal 2005, the corporation approved certain exit, disposal and restructuring actions to exit certain business activities and improve its performance under its previously announced transformation plan. These actions have since been completed. As of September 29, 2007, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these actions total $12 million and represent various severance obligations. The majority of the remaining accrued costs are expected to be paid out in the next year.

5. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(In millions)	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Pension Adjustment	Accumulated Other Comprehensive Income
Balance at July 1, 2006	$(661)	$(42)	$(636)	$(1,339)

Spin off of Hanesbrands	5	4	58	67

Disposition of European Meats business	229	—	—	229
Other comprehensive income (loss) activity	43	11	(36)	18

Balance at September 30, 2006	(384)	(27)	(614)	(1,025)
Adjustment to initially apply SAB No. 108	5	—	—	5
Adjustment to initially apply SFAS No. 158	—	—	(168)	(168)
Other comprehensive income (loss) activity	232	23	179	434

Balance at June 30, 2007	(147)	(4)	(603)	(754)

Other comprehensive income (loss) activity	146	4	(7)	143

Balance at September 29, 2007	$(1)	$—	$(610)	$(611)

6. Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s fiscal 2007 Annual Report on Form 10-K which is filed with the Securities and Exchange Commission. As of June 30, 2007, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $4 million. During the three months ended September 29, 2007, $14 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $18 million of accumulated net derivative gains were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at September 29, 2007 of an accumulated gain of less than $1 million.

During the first quarter of fiscal 2008, the corporation recognized a $2 million loss due to hedge ineffectiveness. At September 29, 2007, the maximum maturity date of any cash flow hedge was approximately 5.8 years (principally two currency swaps that mature in fiscal 2012 and 2013), excluding forward exchange, option or swap contracts related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $3 million, at the time the underlying hedged transaction is realized.

Other disclosures related to amounts excluded from the assessment of effectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur have been omitted due to the insignificance of these amounts. During the three months ended September 29, 2007, a net loss of $100 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within the Consolidated Statements of Common Stockholders’ Equity.

7. Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) related to continuing operations for the first quarter of fiscal 2008 and 2007 are as follows:

	First Quarter Fiscal 2008		First Quarter Fiscal 2007
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$22	$2	$24	$2
Interest cost	65	4	62	3
Expected return on plan assets	(72)	—	(69)	—
Amortization of
Transition (asset) obligation	—	(1)	—	(1)
Prior service cost	2	(6)	2	(6)
Net actuarial loss	9	2	16	1

Net periodic benefit cost	$26	$1	$35	$(1)

The net periodic benefit cost for the continuing operations of the corporation’s defined benefit pension plans in the first quarter of fiscal 2008 was $9 million lower than in fiscal 2007 as a result of the following:

•	Service cost declined primarily as a result of an increase in the discount rate, which reflects the higher interest rates in various jurisdictions.

•

The expected return on assets increased as a result of significant cash contributions made to the corporation’s pension plans in fiscal 2007 as well as the favorable impact of foreign currencies, both of which resulted in plan assets at the start of fiscal 2008 exceeding plan assets at the start of fiscal 2007.

•

The amortization of net actuarial losses in the first quarter of fiscal 2008 is lower than in fiscal 2007 primarily as a result of actuarial gains in fiscal 2007 which reduced the amount of unamortized actuarial losses at the end of fiscal 2007. This in turn resulted in a lower level of loss amortization in fiscal 2008.

During the first quarter of fiscal 2008 and 2007, the corporation contributed $62 million and $88 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute $209 million of cash to its defined benefit pension plans in fiscal 2008. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2008 may differ from the current estimate.

8. Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through July 15, 2009. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the fiscal 2008 and 2007 payments each passed in the first quarter of each fiscal year and the corporation received the annual payments. The fiscal 2008 annual payment was equivalent to $130 million and the fiscal 2007 annual payment was equivalent to $120 million based upon the respective exchange rates on the dates of receipt. These amounts were recognized in the corporation’s earnings when received. The amount received in fiscal 2007 increased diluted earnings per share by $0.16 per share and the amount received in fiscal 2008 is expected to increase diluted earnings per share by $0.18 per share.

9. Goodwill

Substantially all of the change in the goodwill balance between June 30, 2007 and September 29, 2007 is due to the impact of changes in foreign currency exchange rates.

10. Income Taxes and Adoption of FASB Interpretation No. 48

Effective Annual Tax Rate for Interim Reporting – Generally accepted accounting principles require that the interim period tax provision be determined as follows:

•

At the end of each quarter, the corporation estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to income from continuing operations before income taxes, excluding significant unusual or infrequently occurring items. Discontinued operations are excluded in determining ordinary income.

The estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•

The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items which are recognized as discrete items in the interim period in which the event occurs.

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

Continuing Operations – The following table sets out the tax expense (benefit) and the effective tax rate for the corporation’s continuing operations:

	First Quarter
(In millions)	2008	2007
Continuing Operations
Income Before Income Taxes	$265	$205
Income Tax Expense (Benefit)	65	(50)
Effective Tax Rate	24.5%	(24.3)%

First Quarter Fiscal 2008 – The tax expense and related effective tax rate on continuing operations, for the first quarter of fiscal 2008, was determined by applying a 29.2% annual tax rate to pretax earnings and then recognizing the full impact of $13 million of tax benefits primarily related to adjustments to contingent tax obligations, resulting in an effective tax rate of 24.5%. The estimated annual effective tax rate related to ordinary income for the first quarter of fiscal 2008 includes an annual charge of $100 million to repatriate a portion of fiscal 2008 foreign earnings. This estimated charge increases the estimated annual effective tax rate in the first quarter by approximately 10%.

First Quarter Fiscal 2007 – The tax benefit and related effective tax rate on continuing operations, for the first quarter of fiscal 2007, was determined by applying a 52.5% annual tax rate to pretax earnings and then recognizing the full impact of a $158 million of tax benefit related to a significant unusual or infrequently occurring item. The $50 million tax benefit and related (24.3)% tax rate were primarily due to the following significant factors:

•

The effective annual tax rate on ordinary income includes an estimated charge of $194 million to repatriate all fiscal 2007 earnings outside the U.S. This estimated charge increases the estimated annual effective tax rate in the first quarter by 24%. As a result of the spin off of the Hanesbrands business and the share buyback program, the corporation concluded that it was necessary to remit all fiscal 2007 foreign earnings to the U.S.

•	In the first quarter of fiscal 2007, the corporation signed an agreement to sell the shares of a subsidiary, which resulted in a $158 million tax benefit.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48), which provides guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. For those tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The company adopted the provisions of FIN 48 on July 1, 2007 and recognized an increase in the retained earnings component of shareholders’ equity of $13 million.

As of July 1, 2007, the total amount of the gross liability for worldwide unrecognized tax benefits recorded on adoption of FIN 48 and reported in other liabilities in the Condensed Consolidated Balance Sheet was $619 million. Of this amount, $562 million would impact the corporation’s effective tax rate, if recognized. At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $35 – $40 million in the next twelve months from a variety of uncertain tax positions including the completion of various worldwide tax audits currently in progress. The change in the corporation’s tax liability for unrecognized tax benefits in the first quarter of fiscal 2008 was not significant.

The company recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of the date of adoption of FIN 48, the corporation has accrued interest and penalties of $96 million, which are included as part of the $619 million liability.

The corporation’s tax returns are routinely audited by federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) completed an examination of the company’s U.S. income tax returns through July 3, 2004. Fiscal years remaining open to examination in the Netherlands include 1998 and forward. Other foreign jurisdictions remain open to audits ranging from 1999 to 2006. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years before June 28, 2003.

11. Litigation

Aris – Since 1995, three complaints have been filed on behalf of employees of a former subsidiary of the corporation known as Aris Philippines, Inc. (Aris) alleging unfair labor practices associated with Aris’ termination of manufacturing operations in the Philippines. Each of these three complaints includes allegations with the same issues and facts. With regard to two of these complaints, Aris prevailed in the administrative hearings held in the Philippines. Although implicated in these complaints, the corporation was not a party. The third complaint is a consolidation of cases filed in the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999 by individual complainants. On December 11, 1998, the third complaint was amended to name the corporation as a party. The case is styled: Emelinda Mactlang, et al. v. Aris Philippines, Inc., et al. In the underlying proceedings during 2006, the arbitrator ruled against the corporation and awarded the plaintiffs $60 million in damages and fees. The corporation appealed this administrative ruling. On December 19, 2006, the NLRC issued a ruling setting aside the arbitrator’s ruling, and remanded the case to the arbitrator for further proceedings. The complainants and the corporation have filed motions for reconsideration – the corporation seeking reconsideration of the ruling to remand to the arbitrator.

In connection with the arbitrator’s original ruling, the corporation was ordered to post a bond of approximately $23 million. The corporation moved the Court of Appeals for reconsideration. In October 2007, the Court of Appeals denied the corporation’s motion. The corporation intends to petition the Supreme Court to reverse the ruling of the Court of Appeals. No additional bond posting is required until all allowable appeals have been exhausted.

The corporation continues to believe that the plaintiffs’ claims are without merit; however, no assurance can be given that this matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

American Bakers Association (ABA) Retirement Plan – The corporation is a participating employer in the American Bakers Association Retirement Plan. In 1979, the Pension Benefit Guaranty Corporation (PBGC) determined that the ABA plan was an aggregate of single-employer pension plans, rather than a multi-employer plan. Under the express terms of the ABA plan’s governing documents, the corporation’s contributions can only be used to pay for the benefits of its own employee-participants. Based upon the PBGC determination and the advice of counsel, the corporation has accounted for this plan as a multiple employer plan and recognized its obligations under the plan as if it participated in a single-employer defined benefit plan under the provisions of Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions”.

In 2007, the PBGC rescinded its 1979 determination and concluded that the ABA plan was a multi-employer plan in which the participating parties share in the plan underfunding. The other major participant in the ABA plan is a bankrupt third party that is seeking an injunction to enforce the PBGC determination made earlier this year. The PBGC has indicated that the obligations associated with the bankrupt third-party plan participants are approximately $60 million and there are no assets to fund these obligations. The corporation has initiated litigation seeking to overturn the 2007 PBGC litigation and intends to vigorously defend the position that it is responsible only for the obligations related to its current and former employees. The corporation believes that the PBGC’s 2007 determination is without merit; however, no assurance can be given that this matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

Other Plans – The corporation participates in several multi-employer pension plans that provide retirement benefits to employees covered by certain collective bargaining agreements. Under the Multi-employer Pension Plan Amendments Act, a cessation of contributions to a multi-employer pension fund, which has unfunded vested benefits, and a series of other factors could result in a termination, withdrawal or significant partial withdrawal, which could render us liable for our proportionate share of the unfunded vested benefits and may require the recognition of a liability. The corporation has been contacted by one of the multi-employer pension funds regarding a prior plant closing and at the present time no assessment has been made by the fund. However, an assessment may be made in the future. If an assessment is made by the fund, the corporation intends to dispute the matter, but would be required to pay the assessment amount under ERISA rules while the dispute is resolved. No assurances can be given that this matter will not have a material impact on the corporation’s financial position, results of operations or cash flows.

12. Cash Flow

In the corporation’s cash flow statement for the quarter ended September 30, 2006, the corporation has revised the presentation for the following item. During the second quarter of fiscal 2007, the corporation expanded the usage of certain derivative instruments that utilize the mark-to-market accounting method and classified the cash payments on these derivatives as investment activities. Cash payments of $49 million made on similar derivative transactions during the first quarter of fiscal 2007 were reclassified to conform to the current period presentation.

ITEM 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction

The following is management’s discussion and analysis of the results of operations for the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 and a discussion of the changes in financial condition and liquidity during the first three months of fiscal 2008. The following is an outline of the analyses included herein:

•	Overview

•	First Quarter of Fiscal 2008

•	Cash Flow

•	Transformation Plan

•	Consolidated Results – First Quarter of Fiscal 2008 Compared with First Quarter of Fiscal 2007

•	Operating Results by Business Segment – First Quarter of Fiscal 2008 Compared with First Quarter of Fiscal 2007

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-Looking Information

Overview

First Quarter of Fiscal 2008

During the first quarter of fiscal 2008, net sales were $3,131 million, an increase of $240 million, or 8.3%, over the first quarter of fiscal 2007. The strengthening of foreign currencies, particularly the European euro, Australian dollar, Brazilian real and British pound increased reported net sales by $104 million, or 3.7%. Net sales in the first quarter of fiscal 2008 include $2 million from businesses acquired after the start of the first quarter of fiscal 2007, which increased net sales by 0.1%. The remaining net sales increase was $134 million, or 4.5%, as each of the corporation’s business segments contributed to the increase in net sales with the exception of Foodservice.

Operating income for the corporation in the first quarter of fiscal 2008 increased by $40 million, or 15.5%, and was composed of the following:

•

The corporation’s gross profit margin increased to 38.0% in the first quarter of fiscal 2008 from 37.9% in the comparable period of the prior year. A 0.9% improvement in the gross margin percent at North American Retail Bakery was offset by declines in each of the corporation’s other business segments as the corporation experienced higher costs for commodities and other key ingredients. The gross profit recognized in the first quarter of fiscal 2008 was $95 million greater than in the first quarter of fiscal 2007 primarily as a result of the strengthening of foreign currencies versus the U.S. dollar, the favorable impact of cost savings initiatives and unit volume increases offset in part by higher commodity costs.

•

Selling, general and administrative (SG&A) expenses in the first quarter of fiscal 2008 increased by $60 million over the comparable period of the prior year primarily as a result of the strengthening of foreign currencies versus the U.S. dollar and higher media advertising and promotion expenses, offset in part by lower business transformation costs. SG&A expenses as a percent of sales decreased from 33.3% in the first quarter of fiscal 2007 to 32.6% in the first quarter of fiscal 2008 primarily as a result of the benefits of cost saving initiatives and lower costs associated with the corporation’s business transformation program.

•

In the first quarter of fiscal 2008, the corporation recognized $4 million of charges for exit activities, asset and business dispositions, while in the first quarter of fiscal 2007, the corporation recognized $1 million of income.

•

The corporation received and recognized contingent sale proceeds of $130 million in the first quarter of fiscal 2008 and $120 million in the first quarter of fiscal 2007 from the sale of the corporation’s cut tobacco business, which represents the annual payments for fiscal 2008 and 2007. The difference in amounts is due to changes in foreign currency exchange rates between the periods.

In the first quarter of fiscal 2008, the corporation’s continuing operations recognized tax expense of $65 million and an effective tax rate of 24.5% as compared to a tax benefit of $50 million and an effective tax rate of (24.3)% in the comparable period of the prior year.

Income from continuing operations in the first quarter of fiscal 2008 was $200 million, a decline of $55 million from the $255 million reported in the first quarter of fiscal 2007. The decrease in income from continuing operations was primarily due to the $115 million increase in income taxes partially offset by the $60 million increase in income before income taxes.

In the first quarter of fiscal 2008, there were no operating results related to discontinued operations as these businesses had been disposed of prior to the beginning of the fiscal year. In the first quarter of fiscal 2007, net income from discontinued operations was $62 million and related to the European Meats and Branded Apparel Americas/Asia businesses. The first quarter of fiscal 2007 also includes a net gain on the disposal of discontinued operations of $16 million, which primarily related to the sale of the European Meats business, partially offset by expenses associated with the spin off of the Branded Apparel Americas/Asia business. Further information regarding these operations is included in Note 3 to the Consolidated Financial Statements as well as below.

Net income in the first quarter of fiscal 2008 was $200 million, a decrease of $133 million from the $333 million reported in the prior year first quarter. The decrease was due to the decline in the reported results for both continuing and discontinued operations. Diluted EPS decreased from $0.44 in the first quarter of fiscal 2007 to $0.28 in the first quarter of fiscal 2008. A table which summarizes the significant items that impacted the first quarter of fiscal 2008 and 2007 is presented below.

Impact of Significant Items on Income From Continuing Operations and Net Income

	Quarter Ended September 29, 2007				Quarter Ended September 30, 2006
In millions, except per share data	Pretax Impact	Tax	Net Income	Diluted EPS Impact(1)	Pretax Impact	Tax	Net Income	Diluted EPS Impact(1)
Income from continuing operations	$265	$(65)	$200	$0.28	$205	$50	$255	$0.34

Net income			$200	$0.28			$333	$0.44

Significant items affecting comparability of income from continuing operations and net income:
(Charges for) income from exit activities, asset and business dispositions:
(Charges for) income from exit activities	$(3)	$1	$(2)	$—	$(14)	$5	$(9)	$(0.01)
(Charges for) income from business disposition activities	(1)	—	(1)	—	15	(4)	11	0.02

Subtotal	(4)	1	(3)	—	1	1	2	—

Charges to cost of sales and SG&A expenses:
Transformation charges:
Information technology costs	(16)	6	(10)	(0.01)	(15)	5	(10)	(0.01)
Other	(2)	1	(1)	—	(12)	4	(8)	(0.01)
Accelerated depreciation	—	—	—	—	(16)	6	(10)	(0.01)

Impact of significant items on income from continuing operations before income taxes	(22)	8	(14)	(0.02)	(42)	16	(26)	(0.03)

Significant tax matters affecting comparability:
Contingent tax obligation adjustment\Other	—	13	13	0.02	—	—	—	—
Tax benefit on disposition of a business	—	—	—	—	—	158	158	0.21

Impact of significant items on income from continuing operations	(22)	21	(1)	—	(42)	174	132	0.18

Significant items impacting discontinued operations:
Gain on disposition of discontinued operations, net	—	—	—	—	18	(2)	16	0.02

Impact of significant items on net income	$(22)	$21	$(1)	$—	$(24)	$172	$148	$0.20

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

Cash Flow

The corporation’s cash flow statement for the first quarter of fiscal 2007 includes amounts related to discontinued operations through the date of disposal. The cash flows related to the discontinued operations are quantified under the discussion of “Discontinued Operations” in the Consolidated Results – First Quarter of Fiscal 2008 Compared with the First Quarter of Fiscal 2007 section within Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Cash From Operating Activities – In the first quarter of fiscal 2008, $62 million of cash was used in operating activities as compared to $148 million in the first quarter of fiscal 2007. The $148 million of cash used in operating activities in fiscal 2007 includes $236 million of cash used by continuing operations and $88 million of cash generated by discontinued operations. The reduction of the cash used by operations year over year is primarily due to a reduction in the cash used to fund working capital needs. During the first quarter of fiscal 2008, the changes in current assets and liabilities resulted in the use of $238 million of cash as compared to the use of $529 million of cash in the first quarter of fiscal 2007.

Cash From Investment Activities – Net cash generated from investment activities was $22 million in the first three months of fiscal 2008 as compared to $1,014 million in the comparable period of fiscal 2007. In the first three months of fiscal 2008, $118 million was spent on purchases of property, equipment, software and other intangibles which was $7 million less than the amount spent in the comparable quarter of the prior year. In fiscal 2007, the corporation received $349 million in proceeds related to the disposition of businesses and $688 million from the collection of loans receivable – $450 million was received from Hanesbrands in connection with the spin off and $238 million was collected upon the sale of the European Meats business. The cash received from the contingent sale proceeds and the sale of assets in the first quarter of fiscal 2008 was $138 million as compared to $151 million in the first quarter of fiscal 2007. In fiscal 2008, $2 million of cash was received from derivative transactions, while $49 million of cash was used in the same period as the prior year.

Cash From Financing Activities – Net cash used in financing activities was $912 million during the first three months of fiscal 2008 as compared to $77 million in the prior year period. In fiscal 2008, the corporation repaid $897 million of long-term debt that matured during the quarter using cash on hand and additional short-term borrowings. In the first quarter of fiscal 2007, prior to being spun off, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, the corporation received $2,558 million of cash proceeds, and this amount is included in the corporation’s borrowings of long-term debt. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. $650 million of cash remained on the Hanesbrands balance sheet at the spin off date. The proceeds of the dividend from Hanesbrands and the $688 million of loan repayments were used to repay $1,644 million of short-term borrowings, repurchase $185 million of common stock and pay dividends of $151 million in the first quarter of fiscal 2007. During the first quarter of fiscal 2008, the corporation repurchased $24 million of common stock and paid dividends of $73 million.

Transformation Plan

In February 2005, the corporation announced a transformation plan designed to improve performance and better position the corporation for long-term growth. The plan involved significant changes in the corporation’s organizational structure, portfolio changes involving the disposition of a significant portion of the corporation’s business and a number of actions to improve operational efficiency. Following is a summary of the status of these actions and the cumulative cost of the plan.

Organization Structure – The corporation announced plans to locate the management of its North American businesses along with substantially all of its corporate staff in a single site in suburban Chicago. Substantially all of these relocation activities have been completed. In addition, management has announced that it will centralize its research and development activities for North America in a permanent site in suburban Chicago before the end of fiscal 2009.

In Europe, the corporation continues to execute plans to centralize management into a single location per country or region. Each centralized location will be supported by a shared services organization that will provide back-office functions. In addition, the corporation has taken steps to eliminate a layer of senior-level employees managing its European operations.

Portfolio Changes – The corporation disposed of certain businesses in order to concentrate financial and management resources on a smaller number of entities that are better positioned for increased growth. The disposition of all of these businesses took place in fiscal 2007 and 2006 and historical results have been reclassified to reflect these businesses as discontinued operations.

Improving Operational Efficiency – The third element of the transformation plan involves initiatives to improve the operational efficiency of the corporation. Key elements of these initiatives include:

•

Significant investments to improve information technology systems and processes. This is primarily related to the cost of implementing a standardized information technology platform in the North American operations, outsourcing certain processing functions and re-engineering various business processes. It is anticipated that from fiscal 2008 to 2010, the expenditures for these information technology initiatives will be approximately $74 million. The corporation also expects to recognize approximately $18 million of additional software amortization expense during fiscal 2008 related to new information technology systems that have already been put into use in fiscal 2008 or are expected to be put into use during the remainder of fiscal 2008. It is also expected that additional amortization expense will be recognized as new information technology systems are put into use in future years.

•

The corporation is conducting a review of the management reporting and legal entities, which it maintains. The objective of this review is to rationalize the number of entities and thereby reduce administrative and other costs. These actions may result in charges for severance and gains or losses resulting from the realization of amounts recognized in the cumulative translation adjustment account.

•

The corporation continues to review the operational efficiency of its manufacturing, distribution and administrative staff functions. To date, a number of actions have been taken to reduce the corporation’s workforce and close leased and owned facilities. In addition, the corporation has recognized increased levels of depreciation expense as a result of decisions to close a number of facilities. Exit activities taken to date are quantified and fully described in the notes accompanying these financial statements. It is anticipated that there will be further exit activities, however at a lower level than previously experienced.

Costs and Savings – The following table summarizes the pretax costs (income) of the above actions. Amounts related to continuing and discontinued operations are included in this table.

(In millions, except employee data)	Total	First Quarter Fiscal 2008	Fiscal 2007	Fiscal 2006	Last Six Months Fiscal 2005
Continuing operations:
Exit costs – primarily severance	$346	$3	$107	$166	$70
(Income) expense from business and asset dispositions	(118)	1	(12)	(80)	(27)
Transformation activities:
Information technology costs	108	16	50	42	—
Accelerated depreciation	101	—	32	39	30
Relocation, recruiting and retention	94	—	31	61	2
Consulting	43	—	10	27	6
Curtailment gain – workforce reduction	(28)	—	—	—	(28)
Other	46	2	28	15	1
Impairment charges (1)	243	—	50	193	—

Discontinued operations:
Transformation and exit activities	66	—	—	13	53
Impairment charges	744	—	—	394	350
Curtailment gain	(11)	—	—	(11)	—
Gains on sale of businesses/other	(471)	—	(5)	(466)	—

Total	$1,163	$22	$291	$393	$457

Employees to be terminated	6,810	1	2,658	2,381	1,770

(1)

Excludes $122 million of fiscal 2007 impairment charges which are unrelated to actions undertaken as part of the transformation plan. The $122 million includes impairment charges for beverage operations in Brazil and Austria as well as a Household and Body Care operation in Zimbabwe.

The savings from actions recognized since the start of fiscal 2006 were $104 million in fiscal 2007 and $35 million in the first three months of fiscal 2008. The corporation currently anticipates that the exit and business transformation activities will result in $151 million of savings in fiscal 2008. The incremental benefits resulting from the ongoing exit and business transformation activities are a significant factor in the operating performance of the continuing businesses.

Consolidated Results – First Quarter of Fiscal 2008 Compared with First Quarter of Fiscal 2007

Operating results by business segment in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 are as follows:

	Quarter Ended
	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
North American Retail Meats	$650	$630	$28	$27
North American Retail Bakery	518	498	8	5
Foodservice	522	538	21	19
International Beverage	706	563	121	92
International Bakery	221	200	13	14
Household and Body Care	521	465	57	78

Total business segments	3,138	2,894	248	235
Intersegment sales	(7)	(3)	—	—

Total net sales and operating segment income	3,131	2,891	248	235

Amortization of intangibles	—	—	(17)	(17)
General corporate expenses	—	—	(67)	(84)
Contingent sale proceeds	—	—	130	120

Total net sales and operating income	3,131	2,891	294	254
Net interest expense	—	—	(29)	(49)

Net sales and income from continuing operations before income taxes	$3,131	$2,891	$265	$205

The following table summarizes net sales and operating income performance for the first quarter of fiscal 2008 and 2007 and certain significant items that affected the comparability of these amounts.

	Quarter Ended
Corporate Performance – (In millions)	September 29, 2007	September 30, 2006	Change	Percent Change
Net sales	$3,131	$2,891	$240	8.3%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(104)	$104
Acquisitions / dispositions	2	—	2

Total	$2	$(104)	$106

Operating income	$294	$254	$40	15.5%

Increase / (Decrease) in operating income from
Contingent sale proceeds	$130	$120	$10
Changes in foreign currency exchange rates	—	(12)	12
Exit activities, asset and business dispositions	(4)	1	(5)
Accelerated depreciation on facilities sold	—	(16)	16
Transformation charges – information technology	(16)	(15)	(1)
Transformation charges – other	(2)	(12)	10

Total	$108	$66	$42

Net Sales

Consolidated net sales in the first quarter of fiscal 2008 were $3,131 million, an increase of $240 million, or 8.3%, over the first quarter of fiscal 2007. The strengthening of foreign currencies, particularly the European euro, Australian dollar, Brazilian real and British pound increased reported net sales by $104 million, or 3.7%. Net sales in the first quarter of fiscal 2008 include $2 million from businesses acquired after the start of the first quarter of fiscal 2007, which increased fiscal 2008 net sales by 0.1%. The remaining net sales increase of $134 million, or 4.5%, resulted primarily from strong sales growth in the corporation’s International Beverage segment along with net sales increases in each of the other business segments with the exception of Foodservice. The increase in net sales was due primarily to higher prices to cover increases in commodity costs. The net sales decline in the Foodservice segment was due to lower unit volumes.

Unit Volumes

Unit volumes in the North American Retail Meats segment increased 3% with increases in both U.S. processed meats and commodity meats, partially offset by lower volumes in Mexico. In the North American Retail Bakery segment, unit volumes declined by 3% as a result of declines in both fresh bread and frozen bakery products in the quarter. Unit volumes decreased 8% in the Foodservice segment, with lower unit sales of meats, bakery and beverage products. In the International Beverage segment, unit volumes increased 5% with higher volumes in both the retail and foodservice channels. In the International Bakery segment, unit volumes increased 2% as a result of growth in refrigerated dough and fresh bread products in Europe, partially offset by lower unit volumes in frozen bakery products in Australia. The unit volumes for the four core categories of the Household and Body Care segment increased 9% in the first quarter due primarily to higher shipments of body care and air care products. The discussion of unit volumes in this Management Discussion and Analysis excludes the impact of acquisitions and dispositions.

Gross Margin Percent

The gross margin percent increased from 37.9% in the first quarter of fiscal 2007 to 38.0% in the first quarter of fiscal 2008, as a 0.9% increase in the gross margin percent for North American Retail Bakery was offset by declines in the gross margin percents for the other business segments. The improved gross margin percent for the North American Retail Bakery segment was due to the favorable impact of cost-saving initiatives as well as certain selling price increases to offset higher raw material costs. The gross margin percent decline in each of the other business segments except the Household and Body Care segment was primarily due to the impact of higher commodity, key ingredient and labor costs during the period. In the Household and Body Care segment, the lower gross margin was primarily due to an unfavorable sales mix and higher promotional pricing.

Selling, General and Administrative Expenses

	Quarter Ended
(In millions)	September 29, 2007	September 30, 2006	Change	Percent Change
Selling, general and administrative expenses:

SG&A expenses in the business segment results:
Media advertising and promotion	$152	$126	$26	21.1%
Other	786	735	51	6.9

Total business segments	938	861	77	9.0
Amortization of identifiable intangibles	17	17	—	0.5
General corporate expenses	67	84	(17)	(20.2)

Total SG&A expenses	$1,022	$962	$60	6.3%

Selling, general and administrative (SG&A) expenses in the business segment results increased by $77 million, which included a $26 million increase in media advertising and promotion expense and a $51 million increase in other SG&A expenses. The impact of changes in foreign currency exchange rates increased SG&A expenses between quarters by $35 million. The decrease in general corporate expenses is primarily attributable to lower pension costs related to sold businesses, lower business transformation costs and a decrease in charges related to foreign currency contracts. Measured as a percent of sales, SG&A expenses were 32.6% in fiscal 2008 as compared to 33.3% in the comparable period of the prior year.

Transformation Actions and Other Significant Items

The reported results for the first quarter of fiscal 2008 and 2007 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant items. The following table illustrates where the costs (income) associated with these activities are recognized in the Consolidated Statements of Income of the corporation.

	Quarter Ended
(In millions)	September 29, 2007	September 30, 2006
Cost of sales
Accelerated depreciation	$—	$15
Transformation charges – information technology costs	4	3

Selling, general and administrative expenses
Transformation charges:
Information technology costs	12	12
Other	2	12
Accelerated depreciation	—	1

Charges for (income from)
Exit activities	3	14
Asset and business dispositions	1	(15)

Reduction in income from continuing operations before income taxes	22	42

Income tax benefit	(8)	(16)

Reduction in income from continuing operations	$14	$26

The following is a summary of the actions that impacted the first quarter of fiscal 2008. The amount recognized in “Cost of sales,” as noted in the table above, consists of $4 million of information technology costs related to new information system installations. The amount recognized in “Selling, general and administrative expenses” includes charges of $14 million for actions related to the corporation’s transformation plan, of which $12 million related to information technology costs associated with the implementation of new information technology systems and $2 million was for other actions related to the corporation’s transformation plan. The transformation expenses recognized in SG&A generally include retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, costs for third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts. The corporation recognized $4 million of costs related to exit activities, asset and business dispositions during the first quarter of fiscal 2008. The $4 million of costs consists of a $3 million charge for exit activities and a $1 million charge related to asset and business dispositions. The $3 million charge for exit activities is for the cost of providing termination benefits, including severance. The net $1 million charge for asset and business dispositions is related to the net loss realized on an asset disposition involving the disposal of an office building in the International Beverage segment. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $22 million and $14 million, respectively, which reduced diluted EPS by $0.02.

The following is a summary of the actions that impacted the first quarter of fiscal 2007. The amount recognized in “Cost of sales,” as noted in the table above, consists of $15 million of accelerated depreciation on equipment from various U.S. manufacturing sites and $3 million of costs for information technology projects related to new information system installations. The amount recognized in

“Selling, general and administrative expenses” includes a charge of $24 million related to the corporation’s transformation plan, which included $12 million of costs associated with the implementation of new information technology systems and $12 million for other actions related to the transformation plan. It also includes a $1 million charge for accelerated depreciation on a domestic research and development facility that has been closed. Transformation expenses recognized in SG&A generally include retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, costs for third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts. The corporation recognized a net $1 million of income related to exit activities, asset and business dispositions during the first quarter of fiscal 2007. The net $1 million of income consists of a net $14 million charge for exit activities and a net $15 million of income related to asset and business dispositions. The $14 million charge for exit activities consists of a $12 million charge for management’s approved actions related to the termination of 541 employees and a $3 million charge related to the cost of exiting certain leased facilities, which was partially offset by a $1 million credit related to employee terminations that were completed for amounts more favorable than originally estimated. The net $15 million of income from asset and business dispositions consists of $19 million in gains on the sale of an administrative office building as well as a production and distribution facility in the Household and Body Care segment, partially offset by $4 million of charges primarily associated with the disposal of businesses. The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $42 million and $26 million, respectively, which reduced diluted EPS by $0.03.

The costs (income) of the above actions on the corporation’s businesses are summarized as follows:

	Quarter Ended
(In millions)	September 29, 2007	September 30, 2006
North American Retail Meats	$1	$21
North American Retail Bakery	1	5
Foodservice	—	5
International Beverage	3	—
International Bakery	3	—
Household and Body Care	1	(10)

Impact on business segments	9	21

Corporate office	13	21

Impact on income from continuing operations before income taxes	$22	$42

These actions are more fully described in the Exit, Disposal and Transformation Activities Note to the Consolidated Financial Statements. As a result of exit activities and transformation actions taken since the beginning of fiscal 2006, the corporation’s cost structure was reduced and efficiency improved. The following table summarizes the actual and projected savings from these actions.

(In millions)	Actual Savings Recognized in Fiscal 2007	Anticipated Savings in Fiscal 2008	Actual Savings in the First Quarter of Fiscal 2007	Actual Savings in the First Quarter of Fiscal 2008
Restructuring Actions Approved in:

Fiscal 2006	$99	$123	$15	$29

Fiscal 2007	5	28	—	6

Fiscal 2008	—	—	—	—

	$104	$151	$15	$35

In the remaining portion of fiscal 2008, the corporation expects to recognize additional transformation, exit and accelerated depreciation costs as the corporation reduces employment levels and eliminates manufacturing capacity.

Receipt of Contingent Sales Proceeds

The corporation sold its European cut tobacco business in fiscal 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through 2010. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the fiscal 2008 and fiscal 2007 payments each passed in the first quarter of each fiscal year and the corporation received the annual payments. The fiscal 2008 annual payment was equivalent to $130 million and the fiscal 2007 annual payment was equivalent to $120 million based upon the respective exchange rates on the dates of receipt. Each of these amounts is recognized in the corporation’s earnings when received, and the payments increased diluted earnings per share by $0.18 and $0.16 when they were recognized in fiscal 2008 and 2007, respectively.

Net Interest Expense

Net interest expense decreased by $20 million in the first quarter of fiscal 2008, to $29 million. The decline was due to lower average debt levels in fiscal 2008 resulting from the use of proceeds received from the disposition of businesses in the first quarter of fiscal 2007 to repay debt.

Income Tax Expense

Note 10 to the financial statements provides a detailed explanation of the determination of the interim tax provision.

The estimated annual effective tax rate on ordinary income for the first quarter of fiscal 2008 was 29.2%, which includes an annual charge of $100 million to repatriate a portion of fiscal 2008 foreign earnings. The tax expense and related effective tax rate for the first quarter of fiscal 2008 was determined by applying the 29.2% annual rate to pretax earnings and then recognizing the full impact of $13 million of benefits related to significant unusual or infrequently occurring items related to adjustments for contingent tax matters. This resulted in the corporation recognizing tax expense of $65 million and an effective tax rate of 24.5% in the first quarter of fiscal 2008.

In the first quarter of fiscal 2007, the corporation recognized a tax benefit of $50 million and an effective tax rate of (24.3)%. The first quarter of fiscal 2007 tax benefit was impacted by the following significant items:

•

In the first quarter of fiscal 2007, the corporation signed an agreement to sell the shares of a subsidiary, which resulted in a $158 million tax benefit. As a result of the nature of this transaction, the tax benefit was recognized entirely in the first quarter.

•

Excluding the impact of the $158 million tax benefit, the tax expense on continuing operations was $108 million and the effective rate was 52.5%. This effective annual rate on ordinary income includes an estimated charge of $194 million to repatriate fiscal 2007 earnings outside the U.S. This estimated charge increased the annual effective tax rate in the first quarter of fiscal 2007 by 24%. As a result of the spin off of the Hanesbrands business and the share buyback program, the corporation concluded that it was necessary to remit all fiscal 2007 foreign earnings to the U.S.

As a global commercial enterprise, the corporation’s tax rate from period to period can be affected by many factors. The most significant of these factors are changes in tax legislation, the corporation’s global mix of earnings, the tax characteristics of the corporation’s income, acquisitions and dispositions, adjustments to valuation allowances related to deferred tax balances and the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable. It is reasonably possible that during fiscal 2008, facts and circumstances may change that cause the corporation to revise the conclusion in a certain foreign jurisdiction on the ability to realize certain net operating losses and other deferred tax attributes. The valuation allowances in this jurisdiction as of the end of the first quarter of fiscal 2008 are $35 million.

Income from Continuing Operations and Diluted Earnings Per Share (EPS)

Income from continuing operations in the first quarter of fiscal 2008 was $200 million versus $255 million in the comparable period of the prior year, a decrease of $55 million, or 21.5%. Diluted EPS from continuing operations decreased from $0.34 in the first quarter of fiscal 2007 to $0.28 in the first quarter of fiscal 2008, a decrease of $0.06, or 17.6%. The change in diluted EPS was favorably impacted by lower average shares outstanding during the first quarter of fiscal 2008 than the first quarter of fiscal 2007. The lower average shares in fiscal 2008 are due to the corporation’s ongoing share repurchase program. Under this program, the corporation repurchased 41.7 million shares during fiscal 2007 and an additional 1.5 million shares during the first quarter of fiscal 2008.

Discontinued Operations

Discontinued operations include the results of the corporation’s European Meats and Branded Apparel Americas/Asia businesses. There were no operating results for the discontinued operations in fiscal 2008 as these businesses were disposed of prior to the beginning of fiscal 2008. The following summarizes the results of the discontinued operations for the first quarter of fiscal 2007.

In millions	First Quarter of Fiscal 2007
Net sales	$901

Income from operations before income taxes	$92
Income tax expense on income from operations	(30)
Gain on disposition of discontinued operations	18
Income tax on gain on disposition of discontinued businesses	(2)

Net income from discontinued operations	$78

The European Meats and Branded Apparel Americas/Asia results reported in the above table are less than a full quarter of results as the transactions were completed prior to the end of the first quarter of fiscal 2007.

The effective tax rate for the discontinued operations in the first quarter of fiscal 2007 was 33.0%.

The gain on disposition of discontinued operations before income taxes in the first quarter of fiscal 2007 was $18 million which consisted of a $34 million gain from the sale of the European Meats business and an $8 million gain from the sale of the European Branded Apparel operations in the Philippines, partially offset by $24 million of costs associated with the spin off of the Hanesbrands business. The net gain on the business dispositions after tax was $16 million.

The corporation’s discontinued operations impacted the cash flows of the corporation in the first quarter of fiscal 2007 as summarized in the table below.

(In millions) – Increase / (Decrease)	First Quarter Ended September 30, 2006
Discontinued operations impact on:
Cash flow from operating activities	$88
Cash flow (used in) from investing activities	(35)
Cash flow (used in) from financing activities	(67)
Effect of foreign exchange rates on cash	—

Net cash impact of discontinued operations	$(14)

Cash balance of discontinued operations:
At start of period	$14
At end of period	—

(Decrease) increase in cash of discontinued operations	$(14)

The sale of European Meats was completed in August 2006 and the spin off of Hanesbrands occurred on September 5, 2006.

Consolidated Net Income and Diluted Earnings per Share

Net income of $200 million in the first quarter of fiscal 2008 was $133 million lower than the $333 million reported in the prior year comparable period. The decrease in net income was primarily due to the $55 million decrease in income from continuing operations and a $78 million decrease in income from discontinued operations. Diluted EPS decreased from $0.44 in the first quarter of fiscal 2007 to $0.28 in the first quarter of fiscal 2008, a decrease of $0.16.

Operating Results by Business Segment – First Quarter of Fiscal 2008 Compared with First Quarter of Fiscal 2007

North American Retail Meats

	Quarter Ended
(In millions)	September 29, 2007	September 30, 2006	Change	Percent Change
Change in unit volume – retail products				—%

Change in unit volume – commodity products				25%

Change in total segment unit volume				3%

Net sales	$650	$630	$20	3.3%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—

Operating segment income	$28	$27	$1	4.6%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	—	(4)	4
Transformation charges	(1)	(3)	2
Accelerated depreciation	—	(14)	14

Total	$(1)	$(21)	$20

Unit volumes in the North American Retail Meats segment increased 3% as compared to the first quarter of the prior year. Unit volumes in retail meats were flat as a 1% increase in the U.S. was offset by a 6% decline in Mexico. Unit volumes for commodity meats increased 25%. In fiscal 2007, the corporation completed the shut down of a single domestic pork slaughtering and meat production facility but did not exit certain of the whole hog purchase contracts at this facility. Previously, portions of these hogs had been used in the corporation’s production process and the remainder sold. Currently, the whole hogs are being sold to another slaughter operator, resulting in the increase in commodity unit volumes.

Net sales in the North American Retail Meats segment increased by $20 million, or 3.3%, over the comparable period of the prior year due to a 6.4% increase in the net sales of retail meats, which resulted from an improved sales mix and positive pricing actions to partially offset the higher commodity and other raw material costs. The improvement in retail meats sales was partially offset by a decline in the net sales of commodity meats, due to a shift in the mix of commodity meats sold. Changes in foreign currency and acquisitions and dispositions did not impact the reported results in the first quarter.

The North American Retail Meats gross margin percent decreased from 28.2% in the first quarter of fiscal 2007 to 27.5% in the first quarter of fiscal 2008 due to an increase in commodity and labor costs, which were partially offset by pricing actions as well as the favorable impact of continuous improvement programs, which reduced the cost structure.

Operating segment income in North American Retail Meats increased by $1 million, or 4.6%, over the comparable period of the prior year. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. The net impact of the change in exit activities, asset and business dispositions, transformation charges and accelerated depreciation between the first quarter of fiscal 2008 and the first quarter of fiscal 2007 increased operating segment income by $20 million, or 45.0%. The remaining operating segment income decrease of $19 million, or 40.4%, was primarily the result of the impact of higher commodity and labor costs and an increase in media advertising and promotion expense partially offset by continuous improvement savings.

North American Retail Bakery

	Quarter Ended
(In millions)	September 29, 2007	September 30, 2006	Change	Percent Change
Change in unit volume				(3)%

Net sales	$518	$498	$20	4.0%

Operating segment income (loss)	$8	$5	$3	62.0%

Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$—	$(1)	$1
Transformation charges	(1)	(3)	2
Accelerated depreciation on facilities to be sold	—	(1)	1

Total	$(1)	$(5)	$4

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment declined 3% during the first quarter due to declines in fresh bread, due in part to the exit of certain non-branded, lower margin U.S. fresh business, and a decline in frozen bakery products.

Net sales in the North American Retail Bakery segment increased $20 million, or 4.0%, over the comparable prior year quarter. The reported results in the first quarter were not impacted by changes in foreign currency or acquisitions or dispositions. The increase in net sales was primarily attributable to positive pricing actions to offset higher commodity costs, partially offset by the decline in unit volumes.

The gross margin percent in the North American Retail Bakery segment increased 0.9% from 47.0% in the first quarter of fiscal 2007 to 47.9% in the first quarter of fiscal 2008 primarily from increased selling prices and the benefits of continuous improvement programs, which offset higher costs for key ingredients and wages.

Operating segment income in the North American Retail Bakery segment increased by $3 million, or 62.0%, over the comparable prior year quarter. The net impact of the change in exit activities, asset and business dispositions, transformation charges and accelerated depreciation between the first quarter of fiscal 2008 and the first quarter of fiscal 2007 increased operating segment income by $4 million, or 75.1%. The remaining operating segment income decrease of $1 million, or 13.1%, during the quarter was primarily attributable to an increase in media advertising and promotion expenses and higher SG&A expenses partially offset by the impact of continuous improvement initiatives and the higher gross margin.

Foodservice

	Quarter Ended
(In millions)	September 29, 2007	September 30, 2006	Change	Percent Change
Change in unit volume				(8)%

Net sales	$522	$538	$(16)	(2.9)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—

Operating segment income	$21	$19	$2	8.4%

Increase / (Decrease) in operating segment income from

Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	—	(3)	3
Transformation charges	—	(1)	1
Accelerated depreciation on facilities to be sold	—	(1)	1

Total	$—	$(5)	$5

Net unit volumes in the Foodservice segment decreased 8% during the quarter as a result of lower volumes for beverage, meat and bakery products due in part to the planned exit of certain low margin business.

Net sales in the Foodservice segment decreased $16 million, or 2.9%, over the comparable prior year quarter. Changes in foreign currency, primarily the Canadian dollar, increased net sales by less than $1 million, or 0.1%. Acquisitions and dispositions did not impact the reported results in the first quarter. The remaining net sales decrease of $16 million, or 3.0%, was primarily due to the impact of lower unit volumes partially offset by selected price increases to cover higher costs and an improved sales mix.

The gross margin percent in the Foodservice segment decreased 0.8% from 24.9% in the first quarter of fiscal 2007 to 24.1% in the first quarter of fiscal 2008, as price increases were able to offset the negative impact of higher commodity costs on the gross margin but reduced the gross margin percent.

Operating segment income in the Foodservice segment increased by $2 million, or 8.4%, over the first quarter of fiscal 2007. The net impact of the change in exit activities, asset and business dispositions, transformation charges and accelerated depreciation between the first quarter of fiscal 2008 and the first quarter of fiscal 2007 increased operating segment income by $5 million, or 19.9%. The remaining operating segment income decreased by $3 million, or 11.6%, due primarily to lower gross margins, which were partially offset by the benefits of certain cost-saving programs.

International Beverage

	Quarter Ended
(In millions)	September 29, 2007	September 30, 2006	Change	Percent Change
Change in unit volume				5%

Net sales	$706	$563	$143	25.4%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(51)	$51

Operating segment income	$121	$92	$29	30.6%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(8)	$8
Exit activities, asset and business dispositions	(1)	2	(3)
Transformation charges	(2)	(2)	—

Total	$(3)	$(8)	$5

Net unit volumes in the International Beverage segment increased 5% as compared to the first quarter of the prior year with increases being shown in both the retail and foodservice sectors. Volume increases in retail were driven primarily by growth in single serve, while volume increases in foodservice were driven primarily by growth in concentrates.

Net sales in the International Beverage segment increased by $143 million, or 25.4%, over the comparable period of the prior year. Within the segment, the impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $51 million, or 10.4%. The remaining net sales increase of $92 million, or 15.0%, compared to the comparable period of the prior year was primarily due to the impact of higher unit volumes, a favorable sales mix and improved product pricing.

The gross margin percent in the International Beverage segment decreased 0.5% from 42.3% in the first quarter of fiscal 2007 to 41.8% in the first quarter of fiscal 2008 as price increases were able to offset the negative impact of higher commodity costs on the gross margin but reduced the gross margin percent.

Operating segment income for the International Beverage segment increased $29 million, or 30.6%, over the first quarter of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $8 million, or 10.2%. The net impact of the change in exit activities, asset and business dispositions and transformation charges between the first quarter of fiscal 2008 and the first quarter of fiscal 2007 decreased operating segment income by $3 million, or 3.4%. The remaining operating segment income increase of $24 million, or 23.8%, was primarily due to the increase in gross margin, partially offset by higher SG&A costs.

International Bakery

	Quarter Ended
(In millions)	September 29, 2007	September 30, 2006	Change	Percent Change
Change in unit volume				2%

Net sales	$221	$200	$21	10.2%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(17)	$17

Operating segment income	$13	$14	$(1)	(5.8)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(1)	$1
Exit activities, asset and business dispositions	(3)	—	(3)

Total	$(3)	$(1)	$(2)

Net unit volumes in the International Bakery segment increased 2% during the first quarter primarily as a result of increases in shipments of dough products and fresh bread in Europe partially offset by declines in shipments of frozen baked goods in Australia.

Net sales in the International Bakery segment increased $21 million, or 10.2%, over the comparable prior year quarter. The impact of foreign currency changes, particularly in the European euro, increased reported net sales by $17 million, or 8.5%. The remaining net sales increase of $4 million, or 1.7%, was primarily a result of higher unit volumes in Europe and higher product pricing for fresh breads.

The gross margin percent in the International Bakery segment decreased 0.8% from 41.2% in the first quarter of fiscal 2007 to 40.4% in the first quarter of fiscal 2008, primarily due to higher commodity costs and an unfavorable sales mix.

Operating segment income in the International Bakery segment decreased by $1 million, or 5.8%, compared to the first quarter of fiscal 2007. Changes in foreign currency rates increased operating segment income by $1 million, or 8.6%. The International Bakery segment recognized $3 million of charges for exit activities, asset and business dispositions, in the first quarter of fiscal 2008, which reduced operating segment income by 17.4% compared with the first quarter of fiscal 2007. The remaining increase in operating segment income was $1 million, or 3.0%, as higher volumes and price increases were partially offset by higher commodity and SG&A costs.

Household and Body Care

	Quarter Ended
(In millions)	September 29, 2007	September 30, 2006	Change	Percent Change
Change in unit volume of core categories (a)				9%

Net sales	$521	$465	$56	12.0%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(36)	$36
Acquisition	2	—	2

Total	$2	$(36)	$38

Operating segment income	$57	$78	$(21)	(27.4)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(5)	$5
Exit activities, asset and business dispositions	—	11	(11)
Transformation charges	(1)	(1)	—

Total	$(1)	$5	$(6)

(a)	Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – increased 9% in the first quarter of fiscal 2008, primarily as a result of increases in air care and body care products driven in part by increased promotional activity.

Net sales in the Household and Body Care segment increased $56 million, or 12.0%, over the comparable period of the prior year. The impact of changes in foreign currency exchange rates increased reported net sales by $36 million, or 8.0%, primarily due to the strengthening of the European euro, Indian rupee and the British pound. The first quarter of fiscal 2008 includes sales of $2 million from a business that had been acquired after the start of the first quarter of fiscal 2007, which increased net sales by 0.4%. The remaining net sales increase of $18 million, or 3.6%, was primarily due to the higher unit volumes, partially offset by increased promotional pricing and an unfavorable sales mix.

The gross margin percent in the Household and Body Care segment decreased 0.9% from 49.9% in the first quarter of the prior year to 49.0% in the first quarter of fiscal 2008, primarily from increased promotional pricing and an unfavorable sales mix.

Operating segment income decreased $21 million, or 27.4%, compared to the first quarter of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $5 million, or 5.9%. The net impact of the change in exit activities, asset and business dispositions and transformation charges between the first quarter of fiscal 2008 and the first quarter of fiscal 2007 decreased operating segment income by $11 million, or 13.2%. The first quarter of fiscal 2008 includes less than $1 million of income from a business that was acquired after the start of the first quarter of fiscal 2007. The remaining operating segment income decreased by $15 million, or 19.5%, primarily due to an increase in media advertising and promotion expense and higher SG&A costs.

Financial Condition

Cash From Operating Activities

In the first quarter of fiscal 2008, $62 million of cash was used in operating activities as compared to $148 million in the first quarter of fiscal 2007. The $148 million of cash used in operating activities in fiscal 2007 includes $236 million of cash used by continuing operations and $88 million of cash generated by discontinued operations. The decrease in cash used by operating activities on a year-over-year basis is primarily due to a reduction in cash used to pay taxes, pension and postretirement benefits and interest.

Cash From Investment Activities

Net cash generated from investment activities was $22 million in the first three months of fiscal 2008 as compared to $1,014 million in the comparable period of fiscal 2007. In the first three months of fiscal 2008, $118 million was spent on purchases of property, equipment, software and other intangibles, which was $7 million less than the amount spent in the comparable quarter of the prior year. In fiscal 2007, the corporation received $349 million in proceeds related to the disposition of businesses and $688 million from the collection of loans receivable – $450 million was received from Hanesbrands in connection with the spin off and $238 million was collected upon the sale of the European Meats business. The cash received from the contingent sale proceeds and the sale of assets in the first quarter of fiscal 2008 was $138 million as compared to $151 million in the first quarter of fiscal 2007. In fiscal 2008, $2 million of cash was received from derivative transactions, while $49 million of cash was used in the same period as the prior year.

Cash From Financing Activities

Net cash used in financing activities was $912 million during the first three months of fiscal 2008 as compared to $77 million in the prior year period. In fiscal 2008, the corporation repaid $897 million of long-term debt that matured during the first quarter using cash on hand and additional short-term borrowings. In the first quarter of fiscal 2007, prior to being spun off, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, the corporation received $2,558 million of cash proceeds, and this amount is included in the corporation’s borrowings of long-term debt. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. $650 million of cash remained on the Hanesbrands balance sheet at the spin off date. The proceeds of the dividend from Hanesbrands and the $688 million of loan repayments were used to repay $1,644 million of short-term borrowings, repurchase $185 million of common stock and pay dividends of $151 million in the first quarter of fiscal 2007. During the first quarter of fiscal 2008, the corporation repurchased $24 million of common stock and paid dividends of $73 million.

The corporation has indicated that it expects to repurchase $315 million of the corporation’s common stock in fiscal 2008, using either cash on hand, cash generated from operations or proceeds from borrowings.

Liquidity

Notes Payable

Notes payable increased by $81 million in the first three months of fiscal 2008 to $114 million as the corporation utilized short-term debt as well as cash on hand to repay $897 million of long-term debt that matured during the first quarter.

The corporation had cash and cash equivalents on the balance sheet at September 29, 2007 of $1,628 million.

Debt

The corporation’s total long-term debt decreased $858 million in the first three months of fiscal 2008, from $4,234 million at June 30, 2007, to $3,376 million at September 29, 2007, primarily as a result of the repayment of $897 million of maturing long-term debt during the first quarter.

The corporation’s total long-term debt of $3,376 million is due to be repaid as follows: $580 million in the remainder of fiscal 2008; $524 million in fiscal 2009; $40 million in fiscal 2010; $14 million in fiscal 2011; $1,122 million in fiscal 2012; $511 million in fiscal 2013; and $585 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of cash on hand, short-term borrowings, new long-term debt issuances and operating cash flows.

In the North American Retail Meats segment, the corporation consolidates a foreign joint venture that reported operating income of $1 million and $(2) million in the first quarters of fiscal 2008 and 2007, respectively. During the first quarter of fiscal 2008, the joint venture anticipated that a debt covenant violation would occur on a $35 million loan due to the joint venture’s lower financial performance. As a result, a short-term covenant waiver was received from the bank until December 31, 2007. Given the short-term nature of the waiver, the debt balance has been reported on the Current maturities of long-term debt line of the Condensed Consolidated Balance Sheet as of September 29, 2007. If at the end of the covenant waiver period, the bank accelerates the repayment of the debt, financial assistance from the joint venture partners would most likely be necessary in order to fund the repayment of the debt amount. Each joint venture partner holds approximately a 50% interest in the venture.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 60.2% fixed-rate debt as of September 29, 2007, as compared with 60.7% as of June 30, 2007. The decrease in fixed-rate debt at September 29, 2007 versus June 30, 2007 is due to the repayment of long-term fixed rate debt during the quarter. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in June 2009 and the pricing under this facility is based upon the corporation’s current credit rating. At September 29, 2007, the corporation had not borrowed under the facility and the facility does not mature or terminate upon a credit rating downgrade. The facility contains a number of typical covenants that the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended September 29, 2007, the corporation’s interest coverage ratio was 6.8 to 1.0.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of September 29, 2007, were as follows:

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

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $81 million in the remainder of fiscal 2008; $85 million in fiscal 2009; $66 million in fiscal 2010; $46 million in fiscal 2011; $33 million in fiscal 2012; $24 million in fiscal 2013; and $82 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $21 million in the remainder of fiscal 2008; $27 million in fiscal 2009; $25 million in fiscal 2010; $21 million in fiscal 2011; $18 million in fiscal 2012; $14 million in fiscal 2013; and $62 million thereafter.

Future Contractual Obligations and Commitments

During 2007, the corporation exited a U.S. meat production plant that included a hog slaughtering operation. Certain purchase contracts for the purchase of live hogs at this facility were not exited or transferred after the closure of the facility. These contracts represent the purchase of approximately 2.0 million hogs over periods of time that range from three to five years. Under the terms of these contracts, the corporation will continue to purchase these live hogs and therefore, the corporation has entered into a hog sales contract under which these hogs will be sold to another slaughter operator. The corporation’s purchase price of these hogs is generally based on the price of corn products, and the corporation’s selling price for these hogs is generally based on USDA posted hog prices. Divergent movements in these indices will result in either gains or losses on these hog transactions. Expected losses from the sale of these hogs are recognized when the loss is probable of occurring. The contractual commitment for these purchases is included in the table below.

The following table aggregates information on the corporation’s long-term obligations to make future payments under existing contractual obligations that are discussed previously.

		Payments Due by Fiscal Year
(In millions)	Total	Remainder of 2008	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$3,376	$580	$524	$40	$14	$1,122	$511	$585
Interest on debt obligations (1)	1,293	136	144	129	128	77	58	621
Operating lease obligations	417	81	85	66	46	33	24	82
Purchase obligations (2)	3,205	1,446	857	481	227	168	6	20
Other long-term liabilities (3)	1,060	154	100	120	91	86	84	425

Subtotal	9,351	2,397	1,710	836	506	1,486	683	1,733

Contingent lease obligations (4)	188	21	27	25	21	18	14	62

Total (5)	$9,539	$2,418	$1,737	$861	$527	$1,504	$697	$1,795

(1)	Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at September 29, 2007.
(2)

Purchase obligations include expenditures to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, manufacturing arrangements, storage, distribution and union wage agreements); capital expenditures; marketing services; information technology services; maintenance; and other professional services where, as of the end of the quarter, the corporation has agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement, and the approximate delivery date. Future cash expenditures will vary from the amounts shown in the table above. The corporation enters into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. Additionally, certain costs of the corporation are not included in the table since at the end of the period an obligation did not exist. Examples of these include situations where purchasing decisions for these future periods have not been made. Ultimately, the corporation’s decisions and cash expenditures to purchase these various items will be based upon the corporation’s sales of products, which are driven by consumer demand. The corporation’s obligations for accounts payable and accrued liabilities recorded on the balance sheet are also excluded from the table.

(3)

Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives and the remaining projected fiscal 2008 pension contribution of $147 million. The corporation has employee benefit obligations consisting of pensions and other postretirement benefits including medical. Other than the remaining projected fiscal 2008 pension contribution, noted previously, pension and postretirement obligations have been excluded from the table. A discussion of the corporation’s pension and postretirement plans, including funding matters, is included in Notes 20 and 21 to the fiscal 2007 Consolidated Financial Statements that have been filed with the Securities and Exchange Commission as part of Form 10-K. The corporation’s obligations for employee health and property and casualty losses are also excluded from the table.

(4)

Contingent lease obligations represent leases on property operated by others that only become an obligation of the corporation in the event that the owners of the businesses are unable to satisfy the lease liability. At September 29, 2007, the corporation has not recognized a contingent lease liability on the Consolidated Balance Sheet for any owners who were unable to satisfy their lease liability.

(5)

Contractual commitments and obligations identified under SFAS No. 5 are reflected and disclosed on the Consolidated Balance Sheets and in the related notes. Excluded from the table above are $614 million of unrecognized tax benefits as of September 29, 2007.

The corporation has various funding obligations, certain contingent guaranty obligations and certain cash balances that have restrictions regarding the use of the cash that are outlined below.

Pension Plans

As shown in the Pension footnote to the Consolidated Financial Statements that was included in the corporation’s 2007 Annual Report on Form 10-K, the funded status of the corporation’s defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The underfunded status of the plans was $580 million at the end of fiscal 2007 as compared to $810 million at the end of fiscal 2006. Further information on the corporation’s pension plans is contained in Note 7 to these Consolidated Financial Statements.

In the first three months of fiscal 2008, the corporation contributed $62 million to these defined benefit pension plans and the corporation anticipates that an additional $147 million of cash contributions will be made over the last nine months of the fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in fiscal 2008 may be materially different from the current estimate. The Significant Accounting Policies section and Note 20—Defined Benefit Pension Plans to the Consolidated Financial Statements, that are incorporated into the corporation’s 2007 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

Repatriation of Foreign Earnings and Income Taxes

The corporation anticipates that it will continue to repatriate a portion of the earnings of its foreign subsidiaries and the tax cost associated with the anticipated return of the earnings of foreign subsidiaries will be recognized as the amounts are earned. However, the corporation pays the tax liability upon completing the repatriation action.

The corporation’s estimated annual effective tax rate for fiscal 2008 assumes a charge of $100 million for the repatriation of a portion of fiscal 2008 foreign earnings to the U.S. At the end of fiscal 2007, the corporation had a deferred tax liability of approximately $420 million for future repatriation actions that had not yet been completed at the end of fiscal 2007. During the first quarter of fiscal 2008, the corporation repatriated $1.4 billion of accumulated earnings of foreign subsidiaries to complete these repatriation actions and estimates that approximately $420 million of cash taxes will be paid by the end of fiscal 2008 or early fiscal 2009 for these completed actions. Other income or losses generated by the business will impact the total amount of cash taxes that are paid in any period. If further repatriation actions are completed in fiscal 2008, the amount of cash taxes that are paid in fiscal 2008 or early fiscal 2009 could also increase. Additional repatriation actions will occur in future periods and these actions will require additional cash tax payments and the funding of these tax payments will be made with cash generated from operations, dispositions and short-term borrowings.

Transformation Liabilities

The corporation has recognized amounts for transformation and other restructuring charges. At the end of the first quarter of fiscal 2008, the corporation had recognized cumulative liabilities of approximately $145 million that relates primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid in the remainder of fiscal 2008.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is $32 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

Risk Management

The corporation maintains risk management control systems to monitor the foreign exchange, interest rate and commodity risks, and the corporation’s offsetting hedge positions. The corporation utilizes derivative instruments to create offsetting hedge positions and accounts for these instruments under either the hedge accounting model or the mark-to-market accounting model. Given increases in the volatility of certain foreign exchange rates and commodity prices, the corporation has expanded the use of certain derivative instruments to create economic hedges against the movement in foreign exchange and commodity prices. The corporation utilizes the mark-to-market accounting model for certain of these derivative instruments and the change in fair value of derivatives that are accounted for under the mark-to-market accounting model are reported in earnings each period, which can lead to increased volatility in reported earnings.

As outlined in the corporation’s fiscal 2007 Annual Report filed on Form 10-K with the Securities and Exchange Commission, the corporation’s control systems use analytical techniques including market value, sensitivity analysis and value at risk estimations. The following is a summary of the value at risk and sensitivity analysis results related to the corporation’s derivative portfolio.

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

First Quarter Fiscal 2008
Interest rates	$12.5	$12.5	1 day	95%
Foreign exchange	13.5	13.5	1 day	95

Fiscal Year End 2007
Interest rates	$11.1	$8.9	1 day	95%
Foreign exchange	8.6	9.1	1 day	95

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the underlying exposure. At the end of the first quarter of fiscal 2008 and the end of fiscal 2007, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $9 million and $11 million, respectively.

Significant Accounting Policies and Critical Estimates

The corporation’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2007 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the corporation are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the corporation, as well as the related footnote disclosures. The corporation bases its estimates on historical experience, the input of third-party experts such as actuaries and appraisers and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the corporation’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the corporation are described in the Financial Review in the corporation’s 2007 Annual Report on Form 10-K.

Issued but not yet Effective Accounting Standards

Accounting for Defined Benefit Pension and Other Postretirement Plans – In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” In accordance with the provisions of SFAS 158, a portion of the requirements have been adopted in fiscal 2007 and the remainder will be adopted in fiscal 2009, as described below. SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The company has recognized the funded status of its defined benefit pension and other postretirement benefit plans at the end of fiscal 2007.

SFAS 158 also requires consistent measurement of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position. This provision is effective for the corporation in fiscal 2009, with early adoption permitted. As the corporation currently measures the assets and obligations of its defined benefit pension plans and postretirement medical plans as of March 31st of each year, the adoption of this portion of the standard will require a change in the plan measurement date to the fiscal year end. At this time, the corporation does not anticipate early adoption of this requirement. Until those measurements are completed, the corporation cannot assess the impact of adopting this portion of SFAS 158.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS 157 is effective for the corporation at the beginning of fiscal 2009. The corporation is currently evaluating the provisions of this new standard and has not determined the impact of adopting at this time.

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

Forward-Looking Information

This document contains certain forward-looking statements, including the anticipated costs and benefits of restructuring and transformation actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments, projected capital expenditures, cash tax payments, pension settlement amounts and effective tax rates. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•

Sara Lee’s relationship with its customers, such as (i) a significant change in Sara Lee’s business with any of its major customers, such as Wal-Mart, its largest customer, including changes in the level of inventory these customers maintain; and (ii) credit and other business risks associated with customers operating in a highly competitive retail environment;

•

The consumer marketplace, such as (iii) significant competition, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iv) fluctuations in the availability and cost of raw materials, Sara Lee’s ability to increase product prices in response and the impact on Sara Lee’s profitability; (v) the impact of various food safety issues on sales and profitability of Sara Lee products; (vi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; and (vii) changes in regulations that impose additional requirements on Sara Lee, such as recent requirements regarding the labeling of transfat content;

•

Sara Lee’s international operations, such as (viii) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the European euro, given Sara Lee’s significant concentration of business in Western Europe; (ix) Sara Lee’s generation of a high percentage of its revenues from businesses outside the U.S. and costs to remit these foreign earnings into the U.S. to fund Sara Lee’s domestic operations; and (x) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

•

Previous business decisions, such as (xi) Sara Lee’s ability to generate margin improvement through continuous improvement initiatives and transitioning the entire organization to a common information technology system and the risk that the transition to a common information technology system will be disruptive to the business; (xii) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly its worldwide bakery business, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows, which could impact future impairment analyses; (xiii) credit ratings issued by the three major credit rating agencies and the impact these ratings have on Sara Lee’s cost to borrow funds and access to capital/debt markets; (xiv) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; (xv) changes in the expense for multi-employer pension plans that Sara Lee participates in; and (xvi) the continued legality of tobacco products in the Netherlands, Germany and Belgium.

In addition, the corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations in markets where the corporation competes. We have provided additional information in our Form 10-K for fiscal 2007, that readers are encouraged to review, concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, except as indicated below, there have been no changes in the corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the corporation’s internal control over financial reporting. In the first quarter of fiscal 2008, the corporation put into use certain new information technology systems that are being used by the North American business segments. These systems are the first phase of a large scale system implementation that is designed to standardize information technology platforms across all North American business segments. The transition to these new information systems included a significant effort in both the testing of the systems prior to implementation, training of employees who will be using the systems and updating of the corporation’s internal control process and procedures that were impacted by these implementations. After the information systems were put in use, the corporation both tested the results from the systems and continues to have an increased level of monitoring of systems results. Certain post implementation changes and other software updates have been made to correct, streamline and enhance the processing capabilities of the systems. The implementation of the systems created the need to update the corporation’s process of internal control over the impacted areas, and the corporation’s management has updated the system of internal control and continues to monitor both the information systems and the system of internal control.

It is anticipated that over the remainder of the year, additional information technology systems will be put into use as the corporation’s international operations continue to implement new information technology systems in Europe and various other countries. Management continues to monitor these system implementations and also update the systems of internal control over these impacted business units.

PART II

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the first quarter of fiscal 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
June 30, 2007 to August 4, 2007	—	$—	—	44,518,138
August 5, 2007 to September 1, 2007	1,165,429	15.93	1,165,429	43,352,709
September 2, 2007 to September 29, 2007	362,240	16.00	362,240	42,990,469

Total	1,527,669		1,527,669	42,990,469

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At September 29, 2007, 43 million shares remain authorized for repurchase under this program. There is no expiration date for the program.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Corporation’s 2007 Annual Meeting of Stockholders was held on October 25, 2007 in Oakbrook Terrace, Illinois (“Annual Meeting”).

(b)	A total of 594,649,815 shares of the corporation’s common stock (82.07% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting, in person or by proxy. The stockholders of the corporation were requested to elect 10 directors, and all nominees were elected as indicated by the following voting tabulation:

Name of Nominee	For	Against	Abstain
Brenda C. Barnes	577,338,477	14,146,873	3,164,465
Christopher B. Begley	579,756,589	12,159,555	2,733,670
Virgis W. Colbert	578,544,590	13,242,556	2,862,669
James S. Crown	579,605,304	12,522,450	2,522,060
Laurette T. Koellner	579,421,460	12,465,701	2,762,653
Cornelis J.A. van Lede	560,955,701	30,822,042	2,872,071
Sir Ian Prosser	578,942,246	12,580,151	3,145,418
Rozanne L. Ridgway	573,178,658	18,488,231	2,982,926
Norman R. Sorensen	581,872,100	9,396,014	3,381,700
Jonathan P. Ward	579,601,466	12,287,475	2,760,873

(c) (i)	The stockholders were requested to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accountants for fiscal year 2008. Of the total votes cast, 586,333,739 votes were cast for the proposal, 2,698,031 votes were cast against the proposal, and 5,618,044 votes abstained.

(ii)	The stockholders were requested to vote on the approval of the Sara Lee Corporation Performance-Based Incentive Plan. Of the total votes cast, 552,652,087 votes were cast for the proposal, 35,023,448 votes were cast against the proposal, and there were 6,974,278 abstentions.

(iii)	The stockholders were requested to vote on a stockholder proposal requesting that Sara Lee amend its Bylaws to permit stockholders to amend the Bylaws by majority vote. Of the total votes cast, 380,767,003 votes were cast for the proposal, 91,679,361 votes were cast against the proposal, and there were 9,487,080 abstentions and 112,716,371 broker non-votes.

(iv)	The stockholders were requested to vote on a stockholder proposal requesting that Sara Lee commit to seek an advisory stockholder vote on the executive compensation disclosures. Of the total votes cast, 229,229,501 votes were cast for the proposal, 243,386,958 votes were cast against the proposal, and there were 9,316,986 abstentions and 112,716,370 broker non-votes.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description

10.1	Fiscal Year 2008-2010 Long-Term Restricted Stock Unit Grant Program Description

10.2	Form of Fiscal Year 2008-2010 Restricted Stock Unit Grant Notice and Agreement

10.3	Fiscal Year 2008-2010 Executive Management Long-Term Incentive Program Description

10.4	Form of Fiscal Year 2008-2010 Executive Management Long-Term Incentive Program Grant Notice and Agreement

10.5	Form of Stock Option Grant Notice and Agreement under 1998 Long-Term Incentive Stock Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ Richard A. Hoker
Richard A. Hoker
Senior Vice President and Controller
(Principal Accounting Officer)

DATE: November 7, 2007