Form 10-Q
period 2007-12-29
Sara Lee Corp
filed 2008-02-06
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

On December 29, 2007, the Registrant had 712,174,325 outstanding shares of common stock $.01 par value, which is the Registrant's only class of common stock.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. The second quarter and first six months of fiscal 2008 ended on December 29, 2007 and the second quarter and first six months of fiscal 2007 ended on December 30, 2006. Each of these quarters was a thirteen-week period and each six month period was a twenty-six week period.

The consolidated financial statements for the quarters and six month periods ended December 29, 2007 and December 30, 2006 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation or company”), all adjustments (which include only normal recurring adjustments) necessary to make a fair statement of the financial position at December 29, 2007 and the results of operations and the cash flows for the periods presented herein have been made. The Condensed Consolidated Balance Sheet at June 30, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. The Consolidated Statements of Common Stockholders’ Equity for the period July 1, 2006 to June 30, 2007 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the quarter and first six months ended December 29, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation's Form 10-K for the year ended June 30, 2007 and other financial information filed with the Securities and Exchange Commission.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at December 29, 2007 and June 30, 2007

(In millions)

(Unaudited)

	December 29, 2007	June 30, 2007
Assets
Cash and equivalents	$1,499	$2,520
Trade accounts receivable, less allowances	1,495	1,307
Inventories
Finished goods	728	719
Work in process	33	34
Materials and supplies	348	297

	1,109	1,050

Current deferred tax asset	491	468
Other current assets	518	298

Total current assets	5,112	5,643
Other non-current assets	215	194
Property, net of accumulated depreciation of $3,057 and $2,870, respectively	2,505	2,446
Trademarks and other identifiable intangibles, net	1,051	1,037
Goodwill	2,937	2,722
Deferred tax asset	247	146
Assets held for sale	12	2

	$12,079	$12,190

Liabilities and Stockholders’ Equity
Notes payable	$41	$33
Accounts payable	1,082	1,075
Accrued liabilities	1,753	1,762
Current maturities of long-term debt	914	1,431
Current liabilities held for sale	12	—

Total current liabilities	3,802	4,301
Long-term debt	2,481	2,803
Pension obligation	632	662
Deferred tax liability	712	587
Other liabilities	1,309	1,161
Minority interests in subsidiaries	61	61
Common stockholders’ equity	3,082	2,615

	$12,079	$12,190

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarter and Six Months Ended December 29, 2007 and December 30, 2006

(In millions, except per share data)

Unaudited

	Quarter Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Continuing operations
Net sales	$3,491	$3,182	$6,622	$6,073

Cost of sales	2,165	1,972	4,106	3,768
Selling, general and administrative expenses	1,086	1,020	2,108	1,982
Net charges for exit activities, asset and business dispositions	7	40	11	39
Impairment charges	—	152	—	152
Contingent sale proceeds	—	—	(130)	(120)
Interest expense	50	62	104	137
Interest income	(21)	(34)	(46)	(60)

	3,287	3,212	6,153	5,898

Income (loss) from continuing operations before income taxes	204	(30)	469	175
Income tax expense (benefit)	22	27	87	(23)

Income (loss) from continuing operations	182	(57)	382	198

Discontinued operations
Net income from discontinued operations, net of tax expense of nil, nil, nil and $30	—	—	—	62
(Loss) gain on sale of discontinued operations, net of tax expense of nil, nil, nil and $2	—	(5)	—	11

Net income (loss)	$182	$(62)	$382	$271

Income (loss) from continuing operations per share of common stock
Basic	$0.25	$(0.08)	$0.53	$0.26

Diluted	$0.25	$(0.08)	$0.53	$0.26

Net income (loss) per share of common stock
Basic	$0.25	$(0.08)	$0.53	$0.36

Diluted	$0.25	$(0.08)	$0.53	$0.36

Average shares outstanding
Basic	720	737	722	748

Diluted	722	737	724	750

Cash dividends per share of common stock	$0.105	$0.100	$0.205	$0.200

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Common Stockholders’ Equity

For the Period July 1, 2006 to December 29, 2007

(In millions, except per share data)

(Unaudited)

	TOTAL	COMMON STOCK	CAPITAL SURPLUS	RETAINED EARNINGS	UNEARNED STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME
Balances at July 1, 2006	$2,449	$8	$62	$3,855	$(137)	$(1,339)
Net income	271	—	—	271	—	—	$271
Translation adjustments, net of tax	416	—	—	—	—	416	416
Minimum pension liability, net of tax	(36)	—	—	—	—	(36)	(36)
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	12	—	—	—	—	12	12

Comprehensive income							$663

Dividends—common ($0.20 per share)	(151)	—	—	(151)	—	—
Spin off of Hanesbrands Inc. business	(18)	—	—	(85)	—	67
Stock issuances (cancelations)—
Stock option and benefit plans	22	—	22	—	—	—
Restricted stock	21	—	21	—	—	—
Share repurchases and retirement	(490)	—	(105)	(385)	—	—
ESOP tax benefit, redemptions and other	4	(1)	—	—	5	—

Balances at December 30, 2006	2,500	7	—	3,505	(132)	(880)
Adjustment to apply SAB No. 108	58	—	—	53	—	5
Net income	233	—	—	233	—	—	$233
Translation adjustments, net of tax	88	—	—	—	—	88	88
Minimum pension liability, net of tax	179	—	—	—	—	179	179
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	22	—	—	—	—	22	22

Comprehensive income							$522

Adjustment to apply SFAS No. 158, net of tax	(168)	—	—	—	—	(168)
Dividends—common ($0.20 per share)	(147)	—	—	(147)	—	—
Spin off of Hanesbrands Inc. business	(11)	—	—	(11)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	25	—	25	—	—	—
Restricted stock	8	—	8	—	—	—
Tax benefit related to stock-based compensation	1	—	1	—	—	—
Share repurchases and retirement	(196)	(1)	(34)	(161)	—	—
ESOP tax benefit, redemptions and other	23	1	—	13	9	—

Balances at June 30, 2007	2,615	7	—	3,485	(123)	(754)
Net income	382	—	—	382	—	—	$382
Translation adjustments, net of tax	398	—	—	—	—	398	398
Net unrealized gain / (loss) on qualifying cash flow hedges, net of tax	17	—	—	—	—	17	17
Pension/Postretirement activity, net of tax	—	—	—	—	—	—	—

Comprehensive income							$797

Adoption of SFAS Interpretation No. 48	13	—	—	13	—	—
Dividends—common ($0.205 per share)	(149)	—	—	(149)	—	—
Stock issuances (cancelations)—
Stock option and benefit plans	6	—	6	—	—	—
Restricted stock	12	—	12	—	—	—
Share repurchases and retirement	(218)	—	(19)	(199)	—	—
ESOP tax benefit, redemptions and other	6	—	1	—	5	—

Balances at December 29, 2007	$3,082	$7	$—	$3,532	$(118)	$(339)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended December 29, 2007 and December 30, 2006

(In millions)

Unaudited

	Six Months Ended
	December 29, 2007	December 30, 2006
OPERATING ACTIVITIES—
Net income	$382	$271
Less: Cash received from contingent sale proceeds	(130)	(120)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	194	229
Amortization of intangibles	59	60
Impairment charges	—	152
Net gain on business dispositions	—	(35)
(Decrease) Increase in deferred income taxes	(51)	(25)
Other	144	88
Changes in current assets and liabilities, net of businesses acquired and sold	(393)	(582)

Net cash from operating activities	205	38

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(207)	(220)
Purchases of software and other intangibles	(34)	(58)
Dispositions of businesses and investments	—	349
Cash received from loans receivable	—	688
Cash received from contingent sale proceeds	130	120
Cash received from (used in) derivative transactions	18	(25)
Sales of assets	16	39

Net cash (used in) from investment activities	(77)	893

FINANCING ACTIVITIES—
Issuances of common stock	4	17
Purchases of common stock	(195)	(490)
Borrowings of long-term debt	1	2,894
Repayments of long-term debt	(912)	(369)
Short-term borrowings (repayments), net	6	(1,728)
Cash transferred to Hanesbrands Inc. in spin off	—	(650)
Payments of dividends	(146)	(227)

Net cash used in financing activities	(1,242)	(553)

Effect of changes in foreign exchange rates on cash	93	81

(Decrease) increase in cash and equivalents	(1,021)	459
Add: Cash balance of discontinued operations at beginning of year	—	14
Less: Cash balance of discontinued operations at end of quarter	—	—
Cash and equivalents at beginning of year	2,520	2,231

Cash and equivalents at end of quarter	$1,499	$2,704

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES:
(Increase) in trade accounts receivable	$(117)	$(64)
(Increase) in inventories	(9)	(35)
(Increase) in other current assets	(8)	(19)
(Decrease) in accounts payable	(62)	(5)
(Decrease) in accrued liabilities	(106)	(202)
(Decrease) in accrued taxes	(91)	(257)

Changes in current assets and liabilities, net of businesses acquired and sold	$(393)	$(582)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the quarter and six month periods ended December 29, 2007, options to purchase 27.0 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and six month periods ended December 30, 2006, options to purchase 43.7 million and 43.8 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The average shares outstanding declined in the first six months of fiscal 2008 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. During the first six months of fiscal 2008, the corporation repurchased 13.6 million shares of common stock for a purchase price of $218 million. The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock. At December 29, 2007, 30.9 million shares remain authorized for repurchase under this program. The timing and amount of future share repurchases will be based upon market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and – diluted for the second quarter and first six months of fiscal 2008 and fiscal 2007:

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter ended		Six Months ended
	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006
Income (loss) from continuing operations	$182	$(57)	$382	$198
Income from discontinued operations, net of tax	—	—	—	62
(Loss) gain on disposition of discontinued operations, net of tax	—	(5)	—	11

Net income (loss)	$182	$(62)	$382	$271

Average shares outstanding – basic	720	737	722	748
Dilutive effect of stock option and award plans	2	—	2	2

Diluted shares outstanding	722	737	724	750

Income (loss) from continuing operations per share
Basic	$0.25	$(0.08)	$0.53	$0.26

Diluted	$0.25	$(0.08)	$0.53	$0.26

Income (loss) from discontinued operations per share
Basic	$—	$(0.01)	$—	$0.10

Diluted	$—	$(0.01)	$—	$0.10

Net income (loss) per common share
Basic	$0.25	$(0.08)	$0.53	$0.36

Diluted	$0.25	$(0.08)	$0.53	$0.36

2.	Segment Information

The following is a general description of the corporation’s six business segments:

•	North American Retail Meats – sells a variety of packaged meat products to retail customers in North America.

•	North American Retail Bakery – sells a variety of bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	Foodservice – sells a variety of meats, bakery, and beverage products to foodservice customers in North America.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides in markets around the world, including the U.S., Europe and India.

The following is a summary of net sales and operating segment income by business segment for the second quarter and first six months of fiscal years 2008 and 2007:

	Net Sales		Income (Loss) from Continuing Operations Before Income Taxes
(In millions)	Second Quarter 2008	Second Quarter 2007	Second Quarter 2008	Second Quarter 2007
North American Retail Meats	$695	$688	$50	$(6)
North American Retail Bakery	547	500	7	3
Foodservice	625	614	56	59
International Beverage	821	675	125	(10)
International Bakery	234	199	9	4
Household and Body Care	582	509	64	56

Total business segments	3,504	3,185	311	106
Intersegment sales	(13)	(3)	—	—

Total net sales and operating segment income	3,491	3,182	311	106
Amortization of intangibles	—	—	(17)	(15)
General corporate expenses	—	—	(61)	(93)

Total net sales and operating income (loss)	3,491	3,182	233	(2)
Net interest expense	—	—	(29)	(28)

Net sales and income (loss) from continuing operations before income taxes	$3,491	$3,182	$204	$(30)

	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	Six Months Fiscal 2008	Six Months Fiscal 2007	Six Months Fiscal 2008	Six Months Fiscal 2007
North American Retail Meats	$1,345	$1,318	$78	$21
North American Retail Bakery	1,065	998	15	8
Foodservice	1,147	1,152	77	78
International Beverage	1,527	1,238	246	82
International Bakery	455	399	22	18
Household and Body Care	1,103	974	121	134

Total business segments	6,642	6,079	559	341
Intersegment sales	(20)	(6)	—	—

Total net sales and operating segment income	6,622	6,073	559	341
Amortization of intangibles	—	—	(34)	(32)
General corporate expenses	—	—	(128)	(177)
Contingent sale proceeds	—	—	130	120

Total net sales and operating income	6,622	6,073	527	252
Net interest expense	—	—	(58)	(77)

Net sales and income from continuing operations before income taxes	$6,622	$6,073	$469	$175

At the beginning of the first quarter of fiscal 2008, the corporation centralized operating responsibility for the management of trade accounts receivable in the U.S. to the corporation’s shared services operations. As a result, the corporation’s management, including the chief operating decision maker, no longer includes U.S. accounts receivable in the total assets of the U.S. business segments for purposes of evaluating and monitoring performance of these segments. These assets are evaluated as part of the operating performance of the corporation’s shared services operations and are now reported as part of other corporate assets in the corporation’s total assets disclosures. There have been no changes in the reporting responsibility for trade accounts receivables of the international operations and those assets continue to be reported in the international segments. Prior period asset amounts have been restated to reflect this change.

	Dec. 29, 2007	June 30, 2007
Assets
North American Retail Meats	$1,157	$1,114
North American Retail Bakery	1,651	1,129
Foodservice	1,661	1,608
International Beverage	2,449	2,886
International Bakery	1,435	1,485
Household and Body Care	2,422	2,880

	10,775	11,102

Net assets held for sale	12	2
Discontinued operations	—	—
Other corporate assets (a)	1,292	1,086

Total assets	$12,079	$12,190

(a)	Principally trade receivables of the U.S. operations that are centrally managed, cash and cash equivalents, certain corporate fixed assets, deferred tax assets and certain other noncurrent assets.

3.	Impairment Review and Goodwill

Fiscal 2008

The corporation tests goodwill and intangible assets not subject to amortization for impairments in the second quarter of each fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets. As a result of the review in the second quarter of fiscal 2008, the corporation concluded that no impairment of goodwill or intangibles not subject to amortization exists. During the course of this review, the corporation determined that the amount of goodwill attributed to certain reporting units needed to be revised. Goodwill has been reallocated based upon the relative fair value of the reporting units that existed at the time the corporation realigned its business units into new segments during fiscal 2006. During fiscal 2006 and through the first quarter of fiscal 2008, the goodwill allocated to the International Bakery segment had been denominated in U.S. dollars. In the second quarter of fiscal 2008, the Company determined that goodwill allocated to its International Bakery segment should have been denominated in European euros and subject to translation into the company’s reporting currency from 2006 to the present. While the revision related to the reallocation of goodwill had no impact on the corporation’s total goodwill value, the revision related to the redenomination of goodwill had the impact of increasing the corporation’s total value of goodwill and increasing the total currency translation adjustment included in the accumulated other comprehensive income section of stockholders’ equity and other comprehensive income. The following table summarizes goodwill reported in continuing operations by reportable business segment for fiscal 2007 and 2008 and includes the impact of the revisions described above:

	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Total
Net book value at July 1, 2006	$115	$294	$954	$272	$622	$517	$2,774
Impairment	—	—	—	(92)	—	—	(92)
Foreign exchange/other	1	—	—	13	—	26	40

Net book value at June 30, 2007	116	294	954	193	622	543	2,722
Goodwill reallocation	—	3	48	—	(51)	—	—
Redenomination	—	—	—	24	63	19	106
Foreign exchange/other	—	—	—	21	55	33	109

Net book value at December 29, 2007	$116	$297	$1,002	$238	$689	$595	$2,937

The goodwill redenomination of $106 million presented above represents the cumulative adjustment up to the end of fiscal 2007. As the error was discovered and corrected in the second quarter of fiscal 2008, the impact of this error on the currency translation adjustment in the first quarter of fiscal 2008 was $41 million, and the cumulative error amount was $147 million through the end of the first quarter of fiscal 2008, an amount which management believes to be immaterial to the consolidated quarterly and annual financial statements.

The corporation continues to believe that it is reasonably likely that certain reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management. These reporting units include a bakery operation in Europe with $500 million of goodwill and a bakery operation in the Foodservice segment with $859 million of goodwill. Both of these reporting units are today generating sufficient amounts of operating earnings to support the recoverability of goodwill but need to show continued improvement in operating earnings to support the value of their goodwill. Additionally, because some of the inherent assumptions and estimates used in determining fair value of these reporting units are outside the control of management, including interest rates, the cost of capital, and tax rates, changes in these underlying assumptions and our credit rating can also adversely impact the business units’ fair value. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and can result in impairment for a portion or all of the goodwill amounts noted previously.

Fiscal 2007

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

Goodwill Impairment – As part of its annual review, in the second quarter of fiscal 2007, the corporation concluded that the carrying amount of its Brazilian and Austrian coffee reporting units, which are reported in the International Beverage segment, exceeded their respective fair values. As a result, the corporation compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $92 million impairment loss needed to be recognized. Of this amount, $86 million related to the Brazilian reporting unit and $6 million related to the Austrian reporting unit. The impairment loss recognized equaled the entire remaining amount of goodwill in each reporting unit.

No tax benefit was recognized on either the Brazilian or Austrian goodwill impairment loss.

After considering the lower future profit expectations for the Brazilian operations, the corporation also concluded that it was necessary to recognize a full $27 million valuation reserve on the net deferred tax assets related to the Brazilian tax jurisdiction which is reported as tax expense in the Consolidated Statement of Income.

Trademark Impairment – In conjunction with the actions resulting in the impairment of the Brazilian goodwill, in the second quarter of fiscal 2007, the corporation assessed the realization of its long-lived assets associated with this held-for-use asset grouping. The primary asset in the asset group was determined to be trademarks, which had a carrying value of $47 million and are being amortized over 10 years. Using the anticipated undiscounted cash flows of the asset group, the corporation concluded that the asset group was not fully recoverable. As a result of this evaluation, the corporation concluded that the carrying value of the trademarks exceeded the fair value by $26 million. The fair value of the trademarks was estimated using the royalty saved method. The after tax impact of the trademark impairment is $17 million.

Property Impairment – During the second quarter of fiscal 2007, management decided to close a facility that was part of the North American Retail Meats segment and recognized an impairment charge of $34 million for this asset group. The after tax impact of this impairment loss is $22 million.

4.	Discontinued Operations

The following is a summary of the operating results of the corporation’s discontinued operations for the first six months of fiscal 2007 as all businesses had been disposed of prior to the beginning of fiscal 2008. The amounts in the table below reflect the operating results of the businesses reported as discontinued operations. These businesses were disposed of as part of the corporation’s transformation plan.

	Six Months ended Dec. 30, 2006
(In millions)	Net Sales	Pretax Income (Loss)	Income (Loss)
European Meats	$114	$7	$3
Branded Apparel Americas/Asia	787	85	59

Total	$901	$92	$62

Results of Discontinued Operations – The corporation closed on the sale of its European Meats business on August 8, 2006 and completed the spin off of the Branded Apparel Americas/Asia business on September 5, 2006. The operating results of these two businesses are reflected in discontinued operations through the date of disposition. Net sales related to the discontinued operations in the first six months of fiscal 2007 were $901 million. Income from discontinued operations was $62 million.

Gain on the Sale of Discontinued Operations

During the first six months of fiscal 2007, the corporation completed the disposition of three businesses reported as discontinued operations. The gain (loss) recognized in the second quarter and first six months of fiscal 2007 is summarized in the following table. A further discussion of each disposition follows:

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

The corporation and Hanesbrands entered into a transitional services agreement to provide for the orderly separation of the two businesses and transition of various functions and processes. The terms of the agreement apply to specific functions or actions including certain accounting, payroll and tax processing, information technology services and other services that will be performed for certain periods of time, which in each case is less than one year. The majority of these services had been completed by the end of 2007. The corporation has no significant continuing involvement in this business after the disposal date and does not expect any material direct cash inflows or outflows with this business.

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

Philippines Portion of European Branded Apparel – Substantially all of the European Branded Apparel business was sold in February 2006. When this business was sold, certain operations in the Philippines were awaiting local government approval to legally transfer the assets. Under the terms of the sale agreement, the buyer of this business assumed financial responsibility for all of the operations, including the Philippines business, even though legal transfer of the Philippines assets had not been completed. In September 2006, upon receiving local government approval, the corporation completed the legal transfer of the assets and recognized during the first six months of fiscal 2007 a pretax and after tax gain of $8 million and $6 million, respectively. Under the terms of the sale agreement of the business, the buyer assumed financial responsibility for the Philippines business in February 2006 upon the initial closing of the sale transaction. As such, no financial results for the Philippines business are included in the results of the corporation after that date.

5.	Exit, Disposal and Transformation Activities

During the second quarter and first six months of fiscal 2008, the corporation approved and initiated certain exit and disposal actions to improve its operational performance. In addition, costs were recognized during the quarter, as well as in prior periods, related to the ongoing efforts associated with the previously announced transformation plan. The exit and disposal activities consist of various actions to sever employees, exit certain contractual obligations, dispose of certain assets and other costs associated with transforming the business enterprise. Charges are recognized for these actions at their fair values in the period in which the liability is incurred. Adjustments to previously recorded charges resulting from a change in the amount of the estimated liability or its related timing are recorded in the period in which the change is identified.

The actions approved in the second quarter and first six months of fiscal 2008, as well as those included in the transformation plan, can be summarized as follows:

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

The reported results for the second quarter and first six months of fiscal years 2008 and 2007 reflect amounts recognized for exit, disposal and transformation actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated. The following is a summary of the (income) expense associated with these actions:

	Second Quarter Ended		Six Months Ended
(In millions)	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006
Exit activities	$6	$37	$9	$52
Asset and business disposition actions	—	3	1	(12)
Transformation and other restructuring activities	13	45	31	88

	19	85	41	128

Adjustments to charges recognized in prior years	1	—	1	(1)

Reduction in income from continuing operations before income taxes	$20	$85	$42	$127

The following table illustrates where the costs (income) associated with these actions are recognized in the Consolidated Statements of Income of the corporation:

	Second Quarter Ended		Six Months Ended
(In millions)	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006
Cost of sales:
Accelerated depreciation	$1	$14	$1	$29
Transformation charges	2	1	6	4
Selling, general and administrative expenses:
Transformation charges	10	30	24	54
Accelerated depreciation	—	—	—	1
Net charges for (income from):
Exit activities	7	37	10	51
Asset and business dispositions	—	3	1	(12)

Reduction in income from continuing operations before income taxes	20	85	42	127
Income tax benefit	(7)	(31)	(15)	(47)

Reduction in income from continuing operations	$13	$54	$27	$80

Impact on diluted EPS from continuing operations	$0.02	$0.07	$0.04	$0.11

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Second Quarter Ended		Six Months Ended
(In millions)	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006
North American Retail Meats	$—	$19	$1	$40
North American Retail Bakery	—	5	1	10
Foodservice	—	1	—	6
International Beverage	4	9	7	9
International Bakery	5	9	8	9
Household and Body Care	2	13	3	3

Decrease in operating segment income	11	56	20	77
Increase in general corporate expenses	9	29	22	50

Total	$20	$85	$42	$127

The following provides a detailed description of the exit, disposal and transformation activities impacting the reported results for the second quarter and first six months of fiscal years 2008 and 2007.

Fiscal 2008

During the second quarter and first six months of fiscal 2008, the corporation approved certain actions related to exit, disposal and transformation activities. Net charges of $19 million and $41 million were recognized during the second quarter and first half of fiscal 2008, respectively. The composition of these charges is as follows:

Amounts Recognized in the “Net charges (income) for exit activities, asset and business dispositions” line of the Consolidated Statements of Income –

•

$6 million of the second quarter charge is for the cost associated with terminating 80 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Liabilities are recorded under these arrangements when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. Management, having the appropriate authority, has approved these actions and they are expected to take place within one year. For the first half of fiscal 2008, a net charge of $9 million was incurred and related to the costs associated with terminating the 80 employees in the second quarter noted previously, virtually all of who were in our International Bakery segment, as well as, one employee in the first quarter who was also part of the International Bakery segment. Of the 81 employees, 65 were not terminated by quarter end.

•

$1 million of the net charge for the first half of fiscal 2008 is primarily related to the net loss realized on an asset disposition involving the disposal of a Spanish office building for the International Beverage business. The cash proceeds from this asset disposal were less than $1 million.

Amounts Recognized in the “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income –

•

After consideration of impairment under SFAS 144 and the determination that the carrying value of assets are recoverable, $1 million of the net charge for both the second quarter and first half of fiscal 2008 relates to accelerated depreciation recognized on certain assets targeted for disposal. The accelerated depreciation represents the difference between the anticipated net proceeds to be received upon disposal of the assets and the carrying value of those assets, recognized over the remaining period of time over which the asset will be used by the corporation. This amount is reflected in the “Cost of sales” line and relates to the disposal of certain manufacturing equipment for the North American Retail Meats and International Beverage segments.

•

$12 million of the net charge for the second quarter is related to information technology costs associated with the corporation’s implementation of common information systems across the organization in order to improve operational efficiencies. Of the total $12 million charge, $2 million is reflected in the “Cost of sales” line and $10 million is reflected in the “Selling, general and administrative expenses” line as these costs relate to systems impacting both production and administrative processes. Costs associated with assessing current systems, the evaluation of alternatives and process re-engineering are expensed as incurred. Included in the charge for information technology costs is amortization expense of $4 million related to previously capitalized software costs. For the first six months of fiscal 2008, $28 million of the net charge is related to these information technology costs. Of the total $28 million charge, $6 million is reflected in the “Cost of sales” line and $22 million is reflected in the “Selling, general and administrative expenses” line. Included in these charges is amortization expense of $6 million related to previously capitalized software costs.

•

$2 million of the net charge for the first half of fiscal 2008 relates to various costs associated with the corporation’s transformation plan. These costs are recognized at their fair value in the period in which a liability is incurred, generally when the service is rendered. This amount is recognized in the “Selling, general and administrative expenses” line and consists primarily of consulting and closing costs associated with completing various transformation actions.

The following table summarizes the net charges recognized for exit, disposal and transformation activities approved during fiscal 2008 for continuing operations and the related status as of December 29, 2007:

(In millions)	Employee Termination and Other Benefits	Asset and Business Disposition Actions	Accelerated Depreciation	Transformation Costs – IT and Other	Total
Exit and disposal costs recognized during fiscal 2008	$9	$1	$1	$30	$41
Noncash credits (charges)	—	—	(1)	(6)	(7)
Asset and business disposition gains (losses)	—	(1)	—	—	(1)
Cash payments	(4)	—	—	(19)	(23)

Accrued costs as of December 29, 2007	$5	$—	$—	$5	$10

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

Amounts Recognized in the “Net charges for exit activities, asset and business dispositions” line of the Consolidated Statements of Income –

•

$24 million of the second quarter charge was for the cost associated with terminating 489 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. An additional $3 million of severance benefits were recorded in the second quarter to accrue for previously approved actions to terminate employees receiving benefits under a special events termination plan. For the first half of fiscal 2007, a net charge of $39 million was incurred related to the cost to terminate 994 employees, which included the impact of employees who voluntarily left during this time period. The specific locations of these employees and the status of the terminations are summarized in a table contained in this note.

•

$9 million of the second quarter charge was for the net cost of certain noncancelable lease obligations. Of this amount, $10 million related to the net present value of the cost to exit certain leased space in connection with the relocation of the corporation’s headquarters to Downers Grove, Illinois, net of anticipated sublease income. Offsetting this amount is a $1 million decrease in the estimated cost to exit an administrative building originally accrued for in the first quarter. The charge for these actions was determined based on the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property. For the first six months of fiscal 2007, $12 million of the net charge was for the cost to exit certain leased space, including the former corporate headquarters and two administrative buildings for the Foodservice and Household and Body Care segments. As of the end of the second quarter of fiscal 2007, these spaces had all been exited.

•

$1 million of the net charges for the second quarter and first half of fiscal 2007 was related to the decision to abandon certain capitalized software in the International Beverage segment. With the corporation’s initiative to replace and improve information and technology systems under the transformation plan, certain software was identified as no longer being viable in the new technology environment. As a result, this software was abandoned and written off in the second quarter of fiscal 2007.

•	$3 million of the net charge for the second quarter related to costs and certain net losses realized on various asset and business disposition actions, which primarily related to additional costs associated with the spin off of the Branded Apparel business in the first quarter. For the first six months of fiscal 2007, a net gain of $12 million was realized and related to various asset and business disposition actions. Included in this amount was a $19 million gain related to completed transactions in the Household and Body Care business segment, the most significant of which was a $14 million gain on the sale of a Spanish office building and a $4 million gain on the sale of an Australian manufacturing and administrative facility. The total cash proceeds from these asset dispositions were $26 million. Offsetting these gains were $7 million of net charges consisting primarily of costs associated with the disposal of businesses.

Amounts Recognized in “Cost of sales” and “Selling, general and administrative expenses” lines of the Consolidated Statements of Income –

•

$14 million of the net charge for the second quarter was related to accelerated depreciation on facilities and equipment previously targeted for disposal. The entire charge was reflected in the “Cost of sales” line and substantially all of this cost related to North American meat processing facilities. For the first six months of fiscal 2007, the corporation recognized a $30 million expense for increased depreciation on facilities and equipment previously targeted for disposition. Of this total, $29 million was reflected in the “Cost of sales” line and related primarily to North American meat processing facilities and equipment. The remaining $1 million of accelerated depreciation was reflected in the “Selling, general and administrative expenses” line and related to the closure of a domestic research and development facility.

•

$13 million of the net charge for the second quarter related to information technology costs associated with the corporation’s implementation of common information systems across the organization in order to improve operational efficiencies. Of the total $13 million, $1 million was reflected in the “Cost of sales” line and $12 million was reflected in the “Selling, general and administrative expenses” line as these costs related to systems impacting both production and administrative processes. These costs were associated with assessing current systems, the evaluation of alternatives and process re-engineering and were expensed as incurred. For the first six months of fiscal 2007, the corporation recognized $28 million of information technology costs. Of this amount, $4 million was reflected in the “Cost of sales” line and $24 million was reflected in the “Selling, general and administrative expenses” line.

•

Other Transformation Costs – In the second quarter and first six months of fiscal 2007, the corporation recognized other transformation costs of $18 million and $30 million, respectively. These costs were recognized at their fair value in the period in which a liability was incurred, generally when the related service was rendered. These costs were recognized in the “Selling, general and administrative expenses” line and substantially all of these costs were included in the following categories:

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

Fiscal 2007 Restructuring Actions

The following table summarizes the net charges recognized for the exit, disposal and transformation activities approved during fiscal 2007 for continuing operations and the related status as of December 29, 2007.

(In millions)	Employee Termination and Other Benefits	Non-cancelable Lease and Other Contractual Obligations	Losses on Abandonment of Assets	Asset and Business Disposition Actions	Accelerated Depreciation	Transformation Costs – IT and Other	Total
Exit and disposal costs recognized during fiscal 2007	$99	$13	$1	$(12)	$32	$119	$252
Noncash credits (charges)	—	—	(1)	—	(32)	(12)	(45)
Asset and business disposition gains	—	—	—	23	—	—	23
Cash payments	(31)	(2)	—	(11)	—	(100)	(144)

Accrued costs as of June 30, 2007	68	11	—	—	—	7	86
Cash payments	(21)	(2)	—	—	—	(6)	(29)
Change in estimate	1	1	—	—	—	—	2
Foreign exchange impacts	4	—	—	—	—	—	4

Accrued costs as of December 29, 2007	$52	$10	$—	$—	$—	$1	$63

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	1,600	329	201	—	—	—	17	2,147
Mexico	4	—	—	—	—	—	—	4
Europe	—	—	—	73	118	97	—	288
South America	—	—	—	192	—	—	—	192

	1,604	329	201	265	118	97	17	2,631

As of Dec. 29, 2007
Actions Completed	1,538	233	199	203	77	52	16	2,318
Actions Remaining	66	96	2	62	41	45	1	313

	1,604	329	201	265	118	97	17	2,631

Significant actions completed during the second quarter and first six months of fiscal 2008 and the status of the remaining elements of the fiscal 2007 plan can be summarized as follows:

Employee termination and other benefits – During the second quarter and first six months of fiscal 2008, the corporation severed 54 and 192 employees, respectively, and expects to sever the remaining 313 employees before the end of the fiscal year. The majority of the $52 million of remaining accrued costs is expected to be paid out within the next two years.

Noncancelable lease and other contractual obligations – As of the end of fiscal 2007, the corporation had exited all of the facilities contemplated in the original charge. The remaining accrual represents the amounts expected to be due under these arrangements.

Accelerated depreciation – All of the facilities were closed by the end of fiscal 2007 and virtually all of the charges are reflected in the “Cost of sales” line in the Consolidated Statements of Income as the majority of the facilities impacted were manufacturing facilities.

Fiscal 2006 Restructuring Actions

The following table summarizes the net charges recognized for the exit, disposal and transformation activities approved during fiscal 2006 for continuing operations and the related status as of December 29, 2007.

(In millions)	Employee Termination and Other Benefits	Non-cancelable Lease and Other Contractual Obligations	Losses on Abandonment of Assets	Asset and Business Disposition Actions	Accelerated Depreciation	Transformation Costs – IT and Other	Vacation Policy Change	Total
Exit and disposal costs recognized during fiscal 2006	$159	$8	$6	$(80)	$39	$159	$(14)	$277
Non-cash credits (charges)	—	—	(6)	—	(39)	(26)	14	(57)
Asset and business disposition gains	—	—	—	119	—	—	—	119
Cash payments	(42)	(6)	—	(31)	—	(117)	—	(196)
Foreign exchange impacts	3	—	—	—	—	—	—	3

Accrued costs as of July 1, 2006	120	2	—	8	—	16	—	146
Cash payments	(59)	(2)	—	(8)	—	(15)	—	(84)
Change in estimate	(6)	3	—	—	—	—	—	(3)
Foreign exchange impacts	5	—	—	—	—	—	—	5

Accrued costs as of June 30, 2007	60	3	—	—	—	1	—	64
Cash payments	(14)	—	—	—	—	—	—	(14)
Change in estimate	(1)	—	—	—	—	—	—	(1)
Foreign exchange impacts	5	—	—	—	—	—	—	5

Accrued costs as of December 29, 2007	$50	$3	$—	$—	$—	$1	$—	$54

The following table summarizes the employee terminations by location and business segment:

Number of Employees	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Corporate	Total
United States	328	271	94	—	—	2	25	720
Canada	—	—	—	—	—	1	—	1
Europe	—	—	—	675	138	182	1	996
Australia	—	—	—	38	17	73	—	128
Asia	—	—	—	—	—	28	—	28

	328	271	94	713	155	286	26	1,873

Significant actions completed during the second quarter and first six months of fiscal 2008 and the status of the remaining elements of the fiscal 2006 plan can be summarized as follows:

Employee Termination and Other Benefits – All termination actions were completed as of the end of fiscal 2007. The majority of the $50 million of remaining accrued costs is expected to be paid out within the next two years.

Noncancelable Lease and Other Contractual Obligations – The corporation had exited all of the facilities contemplated in this charge by the end of fiscal 2006. The remaining accrual represents the amounts expected to be due under these arrangements.

Accelerated Depreciation – Of the $39 million total accelerated depreciation recognized, $30 million was reflected in the “Cost of sales” line and related to the disposal of four manufacturing facilities and various manufacturing equipment. The remaining $9 million of accelerated depreciation was reflected in the “Selling, general and administrative expenses” line and related to the exit of four administrative offices.

Fiscal 2005 Restructuring Actions

During fiscal 2005, the corporation approved certain exit, disposal and restructuring actions to exit certain business activities and improve its performance under its previously announced transformation plan. These actions have since been completed. As of December 29, 2007, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these actions total $10 million and represent various severance obligations. The majority of the remaining accrued costs are expected to be paid out in the next year.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(In millions)	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Pension Adjustment	Accumulated Other Comprehensive Income
Balance at July 1, 2006	$(661)	$(42)	$(636)	$(1,339)
Spin off of Hanesbrands	5	4	58	67
Disposition of European Meats business	229	—	—	229
Other comprehensive income (loss) activity	187	12	(36)	163

Balance at December 30, 2006	(240)	(26)	(614)	(880)
Other comprehensive income (loss) activity	93	22	11	126

Balance at June 30, 2007	(147)	(4)	(603)	(754)
Goodwill redenomination	106	—	—	106
Other comprehensive income (loss) activity	292	17	—	309

Balance at December 29, 2007	$251	$13	$(603)	$(339)

Comprehensive income in the second quarters of fiscal 2008 and 2007 was $454 million and $83 million, respectively. Comprehensive income in the first six months of fiscal 2008 and 2007 was $797 million and $663 million, respectively.

In the second quarter of fiscal 2008, the corporation redenominated goodwill that previously was recorded in U.S. dollars into currencies other than the corporation’s functional currency which resulted in a $106 million goodwill increase. See Note 3, “Impairment Review and Goodwill” for additional information.

7.	Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s fiscal 2007 Annual Report on Form 10-K which is filed with the Securities and Exchange Commission. As of June 30, 2007, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $4 million. During the six months ended December 29, 2007, $7 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $24 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at December 29, 2007 of an accumulated gain of $13 million.

At December 29, 2007, the maximum maturity date of any cash flow hedge was approximately 5.5 years (principally two currency swaps that mature in fiscal 2012 and 2013), excluding forward exchange, option or swap contracts related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $4 million, at the time the underlying hedged transaction is realized.

Other disclosures related to amounts excluded from the assessment of effectiveness, amounts of hedge ineffectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur have been omitted due to the insignificance of these amounts. The corporation uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. During the six months ended December 29, 2007, a net loss of $183 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within the Consolidated Statements of Common Stockholders’ Equity.

8.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) related to continuing operations for the second quarter and first six months of fiscal 2008 and 2007 are as follows:

	Second Quarter Fiscal 2008		Second Quarter Fiscal 2007
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$22	$2	$24	$2
Interest cost	67	4	63	3
Expected return on plan assets	(73)	—	(69)	—
Amortization of
Transition (asset) obligation	—	—	—	—
Prior service cost	2	(5)	2	(6)
Net actuarial loss	8	1	16	1

Net periodic benefit cost	$26	$2	$36	$—

Settlement loss	$—	$—	$5	$—

	Six Months Fiscal 2008		Six Months Fiscal 2007
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$44	$4	$48	$4
Interest cost	132	8	125	6
Expected return on plan assets	(145)	—	(138)	—
Amortization of
Transition (asset) obligation	—	(1)	—	(1)
Prior service cost	4	(11)	4	(12)
Net actuarial loss	17	3	32	2

Net periodic benefit cost	$52	$3	$71	$(1)

Settlement loss	$—	$—	$5	$—

The net periodic benefit cost for the continuing operations of the corporation's defined benefit pension plans in the second quarter and first six months of fiscal 2008 was $10 million and $19 million lower than in fiscal 2007 as a result of the following:

•	Service cost declined primarily as a result of an increase in the discount rate, which reflects the higher interest rates in various jurisdictions.

•

The expected return on assets increased as a result of significant cash contributions made to the corporation's pension plans in fiscal 2007 as well as the favorable impact of foreign currencies, both of which resulted in plan assets at the start of fiscal 2008 exceeding plan assets at the start of fiscal 2007.

•

The amortization of net actuarial losses in the second quarter and first six months of fiscal 2008 is lower than in fiscal 2007 primarily as a result of actuarial gains in fiscal 2007 which reduced the amount of unamortized actuarial losses at the end of fiscal 2007. This in turn resulted in a lower level of loss amortization in fiscal 2008.

The settlement loss recognized in the second quarter of fiscal 2007 was the result of the termination of certain foreign employees.

During the first six months of fiscal 2008 and 2007, the corporation contributed $71 million and $97 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute $211 million of cash to its defined benefit pension plans in fiscal 2008. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2008 may differ from the current estimate.

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

The estimated annual effective tax rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

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

Continuing Operations – The following table sets out the tax expense (benefit) and the effective tax rate for the corporation’s continuing operations:

	Second Quarter		Six Months Ended
(In millions)	2008	2007	2008	2007
Continuing Operations
Income (loss) before income taxes	$204	$(30)	$469	$175
Income tax expense (benefit)	22	27	87	(23)
Effective tax rate	10.9%	(88.6)%	18.6%	(13.1)%

Second Quarter and First Six Months of Fiscal 2008 –

In the second quarter of fiscal 2008, the corporation recognized a tax expense on continuing operations of $22 million on pretax income of $204 million, or an effective rate of 10.9%. The tax rate in the quarter was impacted by a $37 million tax benefit related to the reversal of valuation allowances on the German net deferred tax assets. The corporation determined that a valuation allowance is no longer necessary due to the recent and projected profitability of the German operations.

The tax expense and related effective tax rate on continuing operations, for the first six months of fiscal 2008, was determined by applying a 29.3% estimated annual tax rate to pretax earnings and then recognizing the impact of the reversal of $37 million of valuation allowances on the German net deferred tax assets; and tax benefits of $13 million related to tax rate and tax law changes and the finalization of tax audits and reviews. The resulting effective tax rate for the six month period was 18.6%. The estimated annual effective tax rate related to ordinary income for fiscal 2008 includes an annual charge of $108 million to repatriate a portion of fiscal 2008 foreign earnings. This estimated charge increases the estimated annual effective tax rate by approximately 11%.

Second Quarter and First Six Months of Fiscal 2007 –

In the second quarter of fiscal 2007, the corporation recognized a tax expense from continuing operations of $27 million despite recognizing a pretax loss of $30 million. The tax expense was primarily attributable to the recognition of a $27 million valuation allowance on Brazilian net deferred tax assets and the impact of recognizing a $92 million non-deductible goodwill impairment charge in the second quarter of fiscal year 2007.

In the first six months of fiscal 2007, the corporation recognized a tax benefit from continuing operations of $23 million on pretax income of $175 million. The estimated annual effective tax rate related to ordinary income for the first six months of fiscal 2007 was 61.4%, which assumed the recognition of a $194 million cost to repatriate substantially all foreign earnings to the U.S. and 43% of the annual effective rate related to this annual cost. The tax benefit and related effective tax rate on continuing operations, for the first six months of fiscal 2007, was determined by applying this estimated annual rate to pretax earnings, which included the recognition of a $92 million non-deductible goodwill impairment charge, and then recognizing the impact of the following discrete tax items:

•

The corporation sold the shares of a subsidiary which resulted in a $158 million tax benefit that was recognized in the first quarter of fiscal 2007. The proceeds received and the net book value of the entity sold were less than $1 million.

•

After considering the lower future profit expectations of a Brazilian coffee operation, the corporation concluded that it was necessary to recognize a $27 million valuation allowance on the Brazilian net deferred tax assets.

Discontinued Operations –

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

In the first six months of fiscal 2007, the corporation recognized a pretax gain on the disposition of discontinued operations of $13 million and the related tax expense was $2 million, resulting in an effective tax rate of 14.6%. In the second quarter of fiscal 2007, the corporation recognized a $5 million loss on the disposition of discontinued operations for which there was no tax expense or benefit recognized.

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

There were no material changes due to settlements with tax authorities or expiration of the statute of limitations during the six months ended December 29, 2007. As a result, excluding the impact of changes in foreign currency exchange rates, the change in the gross liability for unrecognized tax benefits during the six months ended December 29, 2007 was insignificant.

At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $70-$90 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of the statute of limitations in several jurisdictions.

In addition, the company recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of July 1, 2007 the corporation had accrued interest and accrued penalties of $96 million. The change in accrued interest and accrued penalties during the six months ended December 29, 2007 was insignificant.

The corporation’s tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) completed an examination of the company’s U.S. income tax returns through July 3, 2004. Fiscal years remaining open to examination in the Netherlands include 1998 and forward. Other foreign jurisdictions remain open to audits ranging from 1999 to 2007. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years before June 28, 2003.

11.	Litigation

Aris – Since 1995, three complaints have been filed on behalf of employees of a former subsidiary of the corporation known as Aris Philippines, Inc. (Aris) alleging unfair labor practices associated with Aris’ termination of manufacturing operations in the Philippines. Each of these three complaints includes allegations with the same issues and facts. With regard to two of these complaints, Aris prevailed in the administrative hearings held in the Philippines. Although implicated in these complaints, the corporation was not a party. The third complaint is a consolidation of cases filed in the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999 by individual complainants. On December 11, 1998, the third complaint was amended to name the corporation as a party. The case is styled: Emelinda Mactlang, et al. v. Aris Philippines, Inc., et al. In the underlying proceedings during 2006, the arbitrator ruled against the corporation and awarded the plaintiffs $60 million in damages and fees. The corporation appealed this administrative ruling. On December 19, 2006, the NLRC issued a ruling setting aside the arbitrator’s ruling, and remanded the case to the arbitrator for further proceedings. The complainants and the corporation have filed motions for reconsideration – the corporation seeking a final judgment and outright dismissal of the case, instead of a remand to the arbitrator; and complainants seeking to reinstate the original arbitrator’s judgment against the defendants, including the corporation. The respective motions for reconsideration have been fully briefed by the parties and we await the NLRC’s rulings.

The corporation’s request to the Court of Appeals to reconsider its decision to require that the bond related to the arbitrator’s original ruling be set at approximately $23 million has been denied. On December 10, 2007, the corporation petitioned the Supreme Court for review, arguing, among other things, that the appellate court’s decision is now moot in light of the December 19, 2006 ruling by the NLRC setting aside the underlying judgment. No additional bond posting is required until all allowable appeals have been exhausted.

The corporation continues to believe that the plaintiffs’ claims are without merit; however, no assurance can be given that this matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

American Bakers Association (ABA) Retirement Plan – The corporation is a participating employer in the American Bakers Association Retirement Plan. In 1979, the Pension Benefit Guaranty Corporation (PBGC) determined that the ABA plan was an aggregate of single-employer pension plans, rather than a multi-employer plan. Under the express terms of the ABA plan’s governing documents, the corporation's contributions can only be used to pay for the benefits of its own employee-participants. Based upon the PBGC determination and the advice of counsel, the corporation has accounted for this plan as a multiple employer plan and recognized its obligations under the plan as if it participated in a single-employer defined benefit plan under the provisions of Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions.”

In 2006, the PBGC rescinded its 1979 determination and concluded that the ABA plan was a multi-employer plan in which the participating parties share in the plan underfunding. The other major participant in the ABA plan is a bankrupt third party that is seeking an injunction to enforce the PBGC determination made in 2006. The PBGC has indicated that the obligations associated with the bankrupt third-party plan participants are approximately $60 million and there are no assets to fund these obligations. The corporation has initiated litigation seeking to overturn the 2006 PBGC litigation and intends to vigorously defend the position that it is responsible only for the obligations related to its current and former employees. The corporation believes that the PBGC’s 2006 determination is without merit; however, no assurance can be given that this matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

Other Plans – The corporation participates in multi-employer pension plans that provide retirement benefits to employees covered by certain collective bargaining agreements and certain of these plans have unfunded vested benefits. Under the Multi-employer Pension Plan Amendments Act, a cessation of contributions to a multi-employer pension fund, which has unfunded vested benefits, and a series of other factors could result in a termination, withdrawal or significant partial withdrawal, which could render us liable for our proportionate share of the unfunded vested benefits and may require the recognition of a liability. The corporation has been contacted by one of the multi-employer pension funds regarding a prior plant closing and at the present time no assessment has been made by the fund. However, an assessment may be made in the future. If an assessment is made by the fund, the corporation intends to dispute the matter, but would be required to pay the assessment amount under ERISA rules while the dispute is resolved. No assurances can be given that this matter will not have a material impact on the corporation’s financial position, results of operations or cash flows.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction

The following is management’s discussion and analysis of the results of operations for the second quarter and first six months of fiscal 2008 compared with the second quarter and first six months of fiscal 2007 and a discussion of the changes in financial condition and liquidity during the first six months of fiscal 2008. The following is an outline of the analyses included herein:

•	Business Overview

•	Overview of Results

•	Second Quarter of Fiscal 2008

•	First Six Months of Fiscal 2008

•	Cash Flow

•	Transformation Plan

•	Consolidated Results – Second Quarter of Fiscal 2008 Compared with Second Quarter of Fiscal 2007

•	Operating Results by Business Segment – Second Quarter of Fiscal 2008 Compared with Second Quarter of Fiscal 2007

•	Consolidated Results – First Six Months of Fiscal 2008 Compared with First Six Months of Fiscal 2007

•	Operating Results by Business Segment – First Six Months of Fiscal 2008 Compared with First Six Months of Fiscal 2007

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-looking Information

Business Overview

Our Business

Sara Lee is a global manufacturer and marketer of high-quality, brand name products for consumers throughout the world focused primarily in the meats, bakery, beverage, and household products categories. Our brands include Ambi Pur, Ball Park, Douwe Egberts, Hillshire Farm, Jimmy Dean, Kiwi, Sanex, Senseo and our namesake, Sara Lee.

In North America, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sausages, dinner sausages and deli meats as well as a variety of fresh and frozen baked products and specialty items that include bread, buns, bagels, cakes and cheesecakes. These products are sold through the retail channel to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat, bakery and beverage products to foodservice customers in North America. Internationally, the company sells coffee and tea products in Europe, Brazil, Australia and Asia through both the retail and foodservice channels as well as a variety of bakery and dough products to retail and foodservice customers in Europe and Australia. It also sells body care, air care, shoe care and insecticides to retail customers primarily in Western and Central Europe and the Asia Pacific region.

The company is focused on building sustainable, profitable growth over the long term by achieving share leadership in its core categories; innovating around its core products and product categories; expanding into high opportunity geographic markets and strategic joint ventures/partnerships; delivering superior quality and value to our customers; and driving operating efficiencies. The company’s strategic framework to achieve these goals includes an increased focus on:

The consumer – by accelerating innovation through research and development; and improving brand marketing capabilities.

The customer – by emphasizing winning new customers, leveraging our size in key market categories and strengthening customer relationships through category management.

Operational excellence – by increasing efficiencies and reducing costs through continuous improvement discipline and shared learning, leveraging our scale in purchasing decisions and implementing SAP throughout the organization.

Challenges and Risks

As an international consumer products company, we face certain risks and challenges that impact our business and financial performance. The risks and challenges described below have impacted our performance and are likely to impact our future results as well.

The food and consumer products businesses are highly competitive. In many product categories, we compete not only with widely advertised branded products, but also with private label products that are generally sold at lower prices. The consumers’ willingness to purchase our products depends upon our ability to offer brand value propositions – selling products that consumers perceive as higher value at economical prices.

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. The commodities we use, including beef, pork, coffee, wheat, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, may experience price volatility due to factors beyond our control. The company’s objective is to be able to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings.

We also face significant price competition. From time to time, we may need to reduce the prices for some of our products to respond to competitive pressures. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or our failure to increase prices when raw material costs increase, reduces our profit margins.

To maintain and increase our existing market share in this highly competitive environment, we need to regularly spend on promotions and advertising and introduce new products. Due to inherent risks and uncertainty in the marketplace associated with the success of advertising and new product introductions, including uncertainties about trade and consumer acceptance, these expenditures may not result in increased sales and as a result could lower our profits.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, nearly 50% of net sales and more than 50% of operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results.

The company’s international operations are expected to provide a significant portion of the company's cash flow from operating activities, which is expected to require the company to repatriate a greater portion of cash generated outside of the U.S. The repatriation of these funds is expected to result in higher income tax expense and cash tax payments.

Business Transformation Plan

In February 2005, the company announced a transformation plan designed to improve performance and better position the company for long-term growth. The plan involved significant changes in the company's organizational structure, portfolio changes involving the disposition of a significant portion of the corporation's business, and a number of actions to improve operational efficiency. By the end of fiscal 2007, the company had completed its disposition program, and substantially completed its organizational restructuring in the U.S. and certain one-time transformation activities. Following is a summary of the status of the completed and pending actions.

Organizational Structure—A key aspect of the transformation plan involved moving the company from a decentralized organization to a centrally managed organization. In conjunction with this plan, the company relocated the management of its North American businesses along with substantially all of its corporate staff in a single site in suburban Chicago. In addition, management has announced plans to centralize its research and development activities for North America in a permanent site in suburban Chicago before the end of fiscal 2009.

In Europe, the company continues to execute plans to centralize management into a single location per country or region and has eliminated a layer of senior management. Each centralized location will be supported by a shared services organization that will perform back office functions.

Portfolio Changes—The company disposed of certain businesses in order to concentrate financial and management resources on a smaller number of entities that are better positioned for increased growth.

Improving Operational Efficiency—The third element of the transformation plan involves initiatives to improve the operational efficiency of the company. Key elements of this initiative include significant investments to improve information technology systems and processes. This primarily includes implementing SAP as a standardized information technology platform, outsourcing certain processing functions and re-engineering various business processes. The company is also conducting a review of the management reporting and legal entities which it maintains in order to rationalize the number of entities and thereby reduce administrative and other costs. The company continues to review the operational efficiency of its manufacturing, distribution and administrative functions. To date, a number of actions have been taken to reduce the company's workforce and close leased and owned facilities.

Overview of Results

Second Quarter of Fiscal 2008

Continuing Operations –

During the second quarter of fiscal 2008, net sales increased $309 million, or 9.7%, over the second quarter of fiscal 2007, to $3,491 million. The strengthening of foreign currencies, particularly the European euro, Brazilian real, Australian dollar and British pound, increased reported net sales by $168 million, or 5.5%. Net sales in the second quarter of fiscal 2008 include less than $1 million from businesses acquired after the start of the second quarter of fiscal 2007. The remaining net sales increase was $141 million, or 4.2%, as each of the corporation’s business segments contributed to the increase in net sales.

Operating income for the corporation in the second quarter of fiscal 2008 increased by $235 million, and was composed of the following:

•

The gross profit dollars in the second quarter of fiscal 2008 were $116 million higher than in the second quarter of fiscal 2007, primarily as a result of the strengthening of foreign currencies versus the U.S. dollar and the favorable impact of pricing actions and cost savings initiatives which offset higher commodity and labor costs. The corporation’s gross profit margin percent of 38.0% in the second quarter of fiscal 2008 remained unchanged from the second quarter of fiscal 2007. A 2.1% improvement in the gross margin percent at North American Retail Meats was offset by declines in each of the corporation’s other business segments as the corporation experienced higher costs for commodities and other key ingredients.

•

Selling, general and administrative (SG&A) expenses in the second quarter of fiscal 2008 increased by $66 million over the comparable period of the prior year primarily as a result of the strengthening of foreign currencies versus the U.S. dollar and higher advertising and promotion costs offset in part by lower business transformation costs. SG&A expenses as a percentage of sales decreased from 32.1% in the second quarter of fiscal 2007 to 31.1% in the second quarter of fiscal 2008.

•

In the second quarter of fiscal 2008, the corporation recognized $7 million of charges for exit activities, asset and business dispositions, while in the second quarter of fiscal 2007, the corporation had $40 million of net charges.

•

The second quarter of fiscal 2007 includes a pretax charge of $152 million to recognize the impairment of $92 million of goodwill and $26 million of trademarks in the International Beverage segment and $34 million of property in the North American Retail Meats segment. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Review and Goodwill.” There were no impairment charges in the second quarter of fiscal 2008.

In the second quarter of fiscal 2008, the corporation recognized tax expense on continuing operations of $22 million on pretax income of $204 million, or an effective tax rate of 10.9%. The tax rate in the quarter was impacted by a $37 million tax benefit related to the reversal of valuation allowances on the German net deferred tax assets. The corporation determined that a valuation allowance is no longer necessary due to the recent and projected profitability of the German operations. In the second quarter of fiscal 2007, the corporation recognized tax expense on continuing operations of $27 million despite recognizing a pretax loss of $30 million. The tax expense was primarily attributable to a $27 million valuation allowance on Brazilian net deferred tax assets and the impact of recognizing a $92 million non-deductible goodwill impairment charge in the second quarter of fiscal 2007.

Income from continuing operations was $182 million in the second quarter of fiscal 2008 as compared to a loss of $57 million from continuing operations in the comparable period of the prior year. The $239 million increase in income from continuing operations was primarily due to the increase in operating income. Diluted EPS from continuing operations was $0.25 per share in the second quarter of fiscal 2008 versus a loss of $0.08 per share in the second quarter of fiscal 2007.

Net Income –

Net income in the second quarter of fiscal 2008 was $182 million, versus a loss of $62 million reported in the second quarter of the prior year. Diluted EPS was $0.25 per share in the second quarter of fiscal 2008 compared to a loss of $0.08 per share in the second quarter of fiscal 2007. A table which summarizes the significant items that impacted the second quarter of fiscal 2008 and 2007 is presented below.

Impact of Significant Items on Income from Continuing Operations and Net Income

	Quarter ended December 29, 2007				Quarter ended December 30, 2006
In millions, except per share data	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)
Income (loss) from continuing operations	$204	$(22)	$182	$0.25	$(30)	$(27)	$(57)	$(0.08)

Net income (loss)			$182	$0.25			$(62)	$(0.08)

Significant items affecting comparability of income from continuing operations and net income:
Charges for exit activities, asset and business dispositions:
Charges for exit activities	$(7)	$2	$(5)	$(0.01)	$(37)	$13	$(24)	$(0.03)
Charges for business disposition activities	—	—	—	—	(3)	1	(2)	—

Subtotal	(7)	2	(5)	(0.01)	(40)	14	(26)	(0.03)

Charges to cost of sales and SG&A expenses:
Transformation charges:
Information technology costs	(12)	5	(7)	(0.01)	(13)	5	(8)	(0.01)
Other	—	—	—	—	(18)	7	(11)	(0.02)
Impairment charges	—	—	—	—	(152)	21	(131)	(0.18)
Accelerated depreciation	(1)	—	(1)	—	(14)	5	(9)	(0.01)

Impact of significant items on income from continuing operations before income taxes	(20)	7	(13)	(0.02)	(237)	52	(185)	(0.25)

Significant tax matters affecting comparability:
Deferred tax valuation allowance adjustments	—	37	37	0.05	—	(27)	(27)	(0.04)

Impact of significant items on income from continuing operations	(20)	44	24	0.03	(237)	25	(212)	(0.29)

Significant items impacting discontinued operations:
Loss on disposition of discontinued operations	—	—	—	—	(5)	—	(5)	(0.01)

Impact of significant items on net income	$(20)	$44	$24	$0.03	$(242)	$25	$(217)	$(0.29)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

First Six Months of Fiscal 2008

Continuing Operations—

During the first six months of fiscal 2008, net sales increased $549 million, or 9.0%, over the first six months of fiscal 2007. The strengthening of foreign currencies, particularly the European euro, Brazilian real, Australian dollar and British pound increased reported net sales by $272 million, or 4.7%. Net sales in the first six months of fiscal 2008 include $2 million from businesses acquired after the start of fiscal 2007. The remaining net sales increase was $275 million, or 4.3%, as each of the corporation’s business segments, with the exception of Foodservice, contributed to the increase in net sales.

Operating income for the corporation in the first six months of fiscal 2008 was $527 million, an increase of $275 million over the first six months of fiscal 2007 and was composed of the following:

•

The gross margin dollars for the first six months of fiscal 2008 were $211 million higher than in the first six months of fiscal 2007 primarily as a result of changes in foreign currency exchange rates and the favorable impact of pricing actions and savings from continuous improvement programs which offset higher commodity and labor costs. The corporation’s gross profit margin percent of 38.0% in the first six months of fiscal 2008 remained essentially unchanged from the 37.9% in the first six months of fiscal 2007. The gross margin percent declined in each of the corporation’s business segments, with the exception of the North American Retail Meats and North American Retail Bakery segments, as the corporation experienced higher costs for certain raw materials, commodities and energy.

•

Selling, general and administrative (SG&A) expenses in the first six months of fiscal 2008 increased by $126 million over the comparable period of the prior year primarily as a result of the strengthening of foreign currencies versus the U.S. dollar and higher advertising and promotion costs partially offset by lower business transformation costs. SG&A expenses as a percent of sales decreased from 32.6% in the first six months of fiscal 2007 to 31.8% in the first six months of fiscal 2008.

•

In the first six months of fiscal 2008, the corporation reported $11 million of net charges for exit activities, asset and business dispositions, while in the first six months of fiscal 2007, the corporation reported $39 million of net charges.

•

The first six months of fiscal 2007 includes a pretax charge of $152 million to recognize the impairment of $92 million of goodwill and $26 million of trademarks in the International Beverage segment and $34 million of property in the North American Retail Meats segment. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Review and Goodwill.” There were no impairment charges in the first six months of fiscal 2008.

•

The corporation received and recognized contingent sale proceeds of $130 million in the first six months of fiscal 2008 and $120 million in the first six months of fiscal 2007 from the sale of the corporation’s cut tobacco business that represents the annual payments for fiscal 2008 and 2007. The difference in amounts is due to changes in foreign currency exchange rates between the periods.

In the first six months of fiscal 2008, the corporation recognized tax expense from continuing operations of $87 million on pretax income of $469 million, or an effective tax rate of 18.6%. The tax expense and related effective tax rate on continuing operations for the first six months of fiscal 2008 were determined by applying the 29.3% estimated annual rate to pretax earnings and then recognizing the impact of the following discrete items:

•

A $37 million tax benefit related to the reversal of valuation allowances on the German net deferred tax assets. The corporation determined that a valuation allowance is no longer necessary due to the recent and projected profitability of the German operations.

•	The recognition of $13 million of tax benefits primarily related to tax rate and tax law changes and the finalization of audits and reviews.

In the first six months of fiscal 2007, the corporation recognized a tax benefit from continuing operations of $23 million on pretax income of $175 million, or an effective tax rate of negative 13.1%. The tax benefit and related effective tax rate on continuing operations for the first six months of fiscal 2007 were determined by applying the 61.4% estimated annual rate to pretax earnings, which included the recognition of a $92 million non-deductible goodwill impairment charge, and then recognizing the impact of a $158 million tax benefit on the sale of the shares of a subsidiary; and a $27 million tax charge to recognize the establishment of a valuation allowance on Brazilian net deferred tax assets.

Income from continuing operations in the first six months of fiscal 2008 was $382 million, an increase of $184 million over the $198 million reported in the first six months of fiscal 2007. The increase in income from continuing operations was primarily due to the increase in operating income partially offset by the increase in income tax expense. Diluted EPS from continuing operations increased from $0.26 in the first six months of fiscal 2007 to $0.53 in the first six months of fiscal 2008.

Discontinued Operations—

In the first six months of fiscal 2008, there were no operating results related to discontinued operations as these businesses had been disposed of prior to the beginning of the fiscal year. In the first six months of fiscal 2007, net income from discontinued operations was $62 million and related to the European Meats and Branded Apparel Americas/Asia businesses. The first six months of fiscal 2007 also includes a net gain on the disposition of discontinued operations of $11 million, which primarily related to the sale of the European Meats business, partially offset by expenses associated with the spin off of the Branded Apparel Americas/Asia business. Further information regarding these operations is included in Note 4 to the Consolidated Financial Statements, titled “Discontinued Operations”, as well as below.

Net Income—

Net income in the first six months of fiscal 2008 was $382 million, an increase of $111 million over the $271 million reported in the prior year first six months. Diluted EPS increased from $0.36 in the first six months of fiscal 2007 to $0.53 in the first six months of fiscal 2008. A table which summarizes the significant items that impacted the first six months of fiscal 2008 and 2007 is presented below.

Impact of Significant Items on Income from Continuing Operations and Net Income

	Six Months ended December 29, 2007				Six Months ended December 30, 2006
In millions, except per share data	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$469	$(87)	$382	$0.53	$175	$23	$198	$0.26

Net income			$382	$0.53			$271	$0.36

Significant items affecting comparability of income from continuing operations and net income:
Charges for exit activities, asset and business dispositions:
Charges for exit activities	$(10)	$3	$(7)	$(0.01)	$(51)	$17	$(34)	$(0.05)
(Charges for) income from business disposition activities	(1)	—	(1)	—	12	(2)	10	0.01

Subtotal	(11)	3	(8)	(0.01)	(39)	15	(24)	(0.03)

(Charges) income in cost of sales and SG&A expenses:
Transformation charges:
Information technology costs	(28)	11	(17)	(0.03)	(28)	11	(17)	(0.02)
Other	(2)	1	(1)	—	(30)	11	(19)	(0.03)
Impairment charges	—	—	—	—	(152)	21	(131)	(0.18)
Accelerated depreciation	(1)	—	(1)	—	(30)	10	(20)	(0.03)

Impact of significant items on income from continuing operations before income taxes	(42)	15	(27)	(0.04)	(279)	68	(211)	(0.28)
Significant tax matters affecting comparability:
Deferred tax valuation allowance adjustments	—	37	37	0.05	—	(27)	(27)	(0.04)
Tax rate and tax law changes/other	—	13	13	0.02	—	—	—	—
Tax benefit on disposition of a business	—	—	—	—	—	158	158	0.21

Impact of significant items on income from continuing operations	(42)	65	23	0.03	(279)	199	(80)	(0.11)

Significant items impacting discontinued operations:
Gain on disposition of discontinued operations, net	—	—	—	—	13	(2)	11	0.02

Impact of significant items on net income	$(42)	$65	$23	$0.03	$(266)	$197	$(69)	$(0.09)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Cash Flow

The corporation’s cash flow statements include amounts related to discontinued operations through the date of disposal. The cash flows related to the discontinued operations are quantified under the discussion of “Discontinued Operations” in the Consolidated Results – First Six Months of Fiscal 2008 Compared with the First Six Months of Fiscal 2007 section within Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Cash From Operating Activities – In the first six months of fiscal 2008, $205 million of cash was generated by operating activities as compared to $38 million in the first six months of fiscal 2007. The increase in cash from operating activities year over year is primarily due to a reduction in the cash used to fund working capital needs, as a result of a reduction in cash payments for taxes, pension benefits, transformation activities and interest.

Cash From Investment Activities – Cash used by investment activities was $77 million in the first six months of fiscal 2008 as compared to $893 million of cash received from investment activities in the first six months of fiscal 2007. The change year over year is primarily due to a $1,050 million reduction in the cash received related to the disposition of businesses and the sale of assets, from $1,196 million in fiscal 2007 to $146 million in fiscal 2008. Cash expenditures for property, plant and equipment and software and intangibles were $37 million lower in fiscal 2008 versus fiscal 2007.

Cash From Financing Activities – Cash used in financing activities was $1,242 million during the first six months of fiscal 2008 as compared to $553 million in the prior year period. In fiscal 2008, the corporation used $905 million to repay debt, net of proceeds on borrowings, while in fiscal 2007, the corporation received $797 million of cash from borrowings net of debt repayments. In addition, the corporation transferred $650 million of cash to Hanesbrands in fiscal 2007. Purchases of common stock and dividends paid were $295 million and $81 million lower, respectively, in fiscal 2008 than the prior year.

Transformation Plan

The corporation’s transformation plan, initiated in February 2005, involved significant changes in the corporation's organizational structure; portfolio changes involving the disposition of a significant portion of the corporation's business; and a number of actions to improve operational efficiency. Following is a summary of the status of these actions and the cumulative cost of the plan.

Organizational Structure – Substantially all of the activities to relocate the management of the corporation’s North American businesses along with substantially all of its corporate staff in a single site in suburban Chicago have been completed. In addition, management plans to centralize its research and development activities for North America in a permanent site in suburban Chicago before the end of fiscal 2009.

In Europe, the corporation continues to execute plans to centralize management into a single location per country or region. Each centralized location will be supported by a shared services organization that will perform back office functions. In addition, the corporation has eliminated a layer of senior-level employees managing its European operations.

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

Improving Operational Efficiency – The third element of the transformation plan involves initiatives to improve the operational efficiency of the corporation. Key elements of these initiatives include:

•

Significant investments to improve information technology systems and processes. This is primarily related to the cost of implementing a standardized information technology platform in the North American operations, outsourcing certain processing functions and re-engineering various business processes. It is anticipated that from fiscal 2008 to 2010, the expenditures for these information technology initiatives will be approximately $74 million. The corporation also expects to recognize approximately $15 million of additional software amortization expense during fiscal 2008 related to new information technology systems that have already been put into use in fiscal 2008 or are expected to be put into use during the remainder of fiscal 2008. It is also expected that additional amortization expense will be recognized as new information technology systems are put into use in future years.

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

•

The corporation continues to review the operational efficiency of its manufacturing, distribution and administrative functions. To date, a number of actions have been taken to reduce the corporation's workforce and close leased and owned facilities. In addition, the corporation has recognized increased levels of depreciation expense as a result of decisions to close a number of facilities. Exit activities taken to date are quantified and fully described in the notes accompanying these financial statements. It is anticipated that there will be further exit activities, however at a lower level than previously experienced.

Costs and Savings – The following table summarizes the pretax costs (income) of the above actions. Amounts related to continuing and discontinued operations are included in this table:

(In millions, except employee data)	Total	First Six Months of Fiscal 2008	Fiscal 2007	Fiscal 2006	Last Six Months Fiscal 2005
Continuing Operations:
Exit costs – primarily severance	$353	$10	$107	$166	$70
(Income) expense from business and asset dispositions	(118)	1	(12)	(80)	(27)
Transformation activities:
Information technology costs	120	28	50	42	—
Accelerated depreciation	102	1	32	39	30
Relocation, recruiting and retention	94	—	31	61	2
Consulting	43	—	10	27	6
Curtailment gain – workforce reduction	(28)	—	—	—	(28)
Other	46	2	28	15	1
Impairment charges (1)	243	—	50	193	—

Discontinued Operations:
Transformation and exit activities	66	—	—	13	53
Impairment charges	744	—	—	394	350
Curtailment gain	(11)	—	—	(11)	—
Gains on disposition of businesses/other	(471)	—	(5)	(466)	—

Total	$1,183	$42	$291	$393	$457

Employees to be terminated	6,890	81	2,658	2,381	1,770

(1)

Excludes $122 million of fiscal 2007 impairment charges which are unrelated to actions undertaken as part of the transformation plan. The $122 million includes impairment charges for beverage operations in Brazil and Austria as well as a Household and Body Care operation in Zimbabwe.

The savings from actions recognized since the start of fiscal 2006 were $104 million in fiscal 2007 and $72 million in the first six months of fiscal 2008. The corporation currently anticipates that the exit and business transformation activities will result in $151 million of savings in fiscal 2008. The incremental benefits resulting from the ongoing exit and business transformation activities are a significant factor in the operating performance of the continuing businesses.

Consolidated Results – Second Quarter of Fiscal 2008 Compared with Second Quarter of Fiscal 2007

Operating results by business segment in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007 are as follows:

	Quarter Ended
	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
North American Retail Meats	$695	$688	$50	$(6)
North American Retail Bakery	547	500	7	3
Foodservice	625	614	56	59
International Beverage	821	675	125	(10)
International Bakery	234	199	9	4
Household and Body Care	582	509	64	56

Total business segments	3,504	3,185	311	106
Intersegment sales	(13)	(3)	—	—

Total net sales and operating segment income	3,491	3,182	311	106

Amortization of intangibles	—	—	(17)	(15)
General corporate expenses	—	—	(61)	(93)

Total net sales and operating income (loss)	3,491	3,182	233	(2)
Net interest expense	—	—	(29)	(28)

Net sales and income (loss) from continuing operations before income taxes	$3,491	$3,182	$204	$(30)

The following table summarizes net sales and operating income performance for the second quarter of fiscal 2008 and 2007 and certain significant items that affected the comparability of these amounts.

	Quarter Ended
Total Corporation Performance (In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Net sales	$3,491	$3,182	$309	9.7%

Increase / (decrease) in net sales from:

Changes in foreign currency exchange rates	$—	$(168)	$168
Acquisitions	—	—	—

Total	$—	$(168)	$168

Operating income (loss)	$233	$(2)	$235	NM

Increase / (decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$(20)	$20
Exit activities, asset and business dispositions	(7)	(40)	33
Transformation charges	(12)	(31)	19
Impairment charges	—	(152)	152
Accelerated depreciation on facilities sold	(1)	(14)	13
Acquisitions	(1)	—	(1)

Total	$(21)	$(257)	$236

Net Sales

Consolidated net sales in the second quarter of fiscal 2008 were $3,491 million, an increase of $309 million, or 9.7%, over the second quarter of fiscal 2007. The strengthening of foreign currencies, particularly the European euro, Brazilian real, Australian dollar, and British pound increased reported net sales by $168 million, or 5.5%. Acquisitions or dispositions did not impact reported results. The remaining net sales increase of $141 million, or 4.2%, resulted from strong sales growth in the corporation’s International Beverage and North American Retail Bakery segments along with net sales increases in each of the other business segments. The increase in net sales was due to pricing actions to cover increases in commodity and other costs and an improved sales mix in the International Beverage and Foodservice segments.

Unit Volumes

Unit volumes in the North American Retail Meats segment increased 2.0% as a 20.3% volume increase in U.S. non-retail commodity meats was partially offset by a 0.8% decline in retail products volumes. In the North American Retail Bakery segment, unit volumes increased by 2.8% as a result of increases in both fresh bread and frozen bakery products in the quarter. Unit volumes decreased 3.1% in the Foodservice segment, with lower unit sales of meat and beverage products offsetting an increase in bakery volumes. In the International Beverage segment, unit volumes decreased 2.5% as higher volumes in the foodservice channel were offset by declines in retail. In the International Bakery segment, unit volumes increased 1.6% as a result of growth in refrigerated dough and fresh bread products in Europe, partially offset by lower unit volumes in frozen bakery products in Australia. The unit volumes for the four core categories of the Household and Body Care segment increased 4.5% in the quarter due to higher unit volumes for body care and air care products partially offset by declines in insecticides and shoe care. The discussion of unit volumes in this Management’s Discussion and Analysis excludes the impact of acquisitions and dispositions.

Gross Margin Percent

The gross margin percent in the second quarter of fiscal 2008 remained unchanged from the 38.0% reported in the second quarter of fiscal 2007, as a 2.1% increase in the gross margin percent for North American Retail Meats was offset by declines in the gross margin percents for the other business segments. The improved gross margin percent for the North American Retail Meats segment was due to improved results in Mexico and the favorable impact of cost-saving initiatives as well as certain increases in selling prices to offset higher raw material costs. The gross margin percent decline in the each of the other business segments, except the Household and Body Care segment, was primarily due to the impact of higher commodity, key ingredient and labor costs during the period. In the Household and Body Care segment, the lower gross margin was primarily due to higher promotional activity as well as higher input costs.

Selling, General and Administrative Expenses

	Quarter Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Selling, general and administrative expenses:

SG&A expenses in the business segment results:
Media advertising and promotion	$179	$157	$22	14.0%
Other	829	755	74	9.8

Total business segments	1,008	912	96	10.5
Amortization of identifiable intangibles	17	15	2	14.0
General corporate expenses	61	93	(32)	(34.6)

Total SG&A Expenses	$1,086	$1,020	$66	6.5%

Selling, general and administrative (SG&A) expenses increased by $66 million, or 6.5%, in the second quarter of fiscal 2008 versus the comparable period of the prior year. Changes in foreign currency rates increased SG&A expenses by $55 million, or 5.5%. The remaining increase in SG&A expenses is $11 million, or 1.0%. SG&A expenses in the business segments increased by $96 million, or 10.5%, which was primarily attributable to the strengthening of foreign currencies and higher media advertising and promotion expenses. General corporate expenses decreased by $32 million, or 34.6%, primarily due to a $20 million decrease in transformation related costs and lower employee benefit costs. Measured as a percent of sales, SG&A expenses were 31.1% in fiscal 2008 as compared to 32.1% in the comparable period of the prior year.

Transformation Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the second quarter of fiscal 2008 and 2007 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other exit and disposal actions. The following table illustrates where the costs (income) associated with these activities are recognized in the Consolidated Statements of Income of the corporation.

	Quarter Ended
(In millions)	December 29, 2007	December 30, 2006
Cost of sales:
Accelerated depreciation related to facility closures	$1	$14
Transformation charges – IT costs	2	1

Selling, general and administrative expenses:
Transformation charges – IT costs	10	12
Transformation charges – other	—	18
Accelerated depreciation related to facility closures	—	—

Charges for (income from)
Exit activities	7	37
Asset and business dispositions	—	3

Impairment charges	—	152

Reduction in income from continuing operations before income taxes	20	237

Income tax benefit	(7)	(52)

Reduction in income from continuing operations	$13	$185

The following is a summary of the actions that impacted the second quarter of fiscal 2008:

The amounts recognized in “Cost of sales” as noted in the table above, consist of $1 million of accelerated depreciation and $2 million of transformation expenses. The accelerated depreciation represents the difference between the anticipated net proceeds to be received upon disposal of the assets and the carrying value of those assets, recognized over the remaining period of time over which the asset will be used by the corporation. This amount relates to the disposal of certain manufacturing equipment for the North American Retail Meats and International Beverage segments. The transformation information technology costs of $2 million are related to the implementation of common information systems.

The transformation costs recognized in “Selling, general and administrative expenses” (SG&A) of $10 million are related to information technology costs to implement common information systems across the organization in order to improve operational efficiencies. The charge is reflected in SG&A expenses as these costs relate to systems impacting administrative processes. Costs associated with assessing current systems, the evaluation of alternatives and process re-engineering are expensed as incurred.

Of the $7 million charge for exit activities, $6 million relates to the cost associated with terminating 80 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Liabilities are recorded under these arrangements when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. Management, having the appropriate authority, has approved these actions and they are expected to take place within one year. The remaining $1 million relates to an adjustment to previously recorded charges resulting from a change in the amount of the estimated liability.

The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $20 million and $13 million, respectively, which reduced diluted EPS by $0.02.

The corporation tests goodwill and intangible assets not subject to amortization for impairment in the second quarter of each fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets. As a result of the review in the second quarter of fiscal 2008, the corporation concluded that no impairment of goodwill or intangibles not subject to amortization exists. It continues to be the corporation’s belief that it is reasonably likely that certain reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management. These reporting units include a bakery operation in Europe with $500 million of goodwill and a bakery operation in the Foodservice segment with $859 million of goodwill. Both of these reporting units are today generating sufficient amounts of operating earnings to support the recoverability of goodwill but need to show continued improvement in operating earnings to support the value of their goodwill. Additionally, because some of the inherent assumptions and estimates used in determining fair value of these reporting units are outside the control of management, including interest rates, the cost of capital, and tax rates, changes in these underlying assumptions and our credit rating can also adversely impact the business units’ fair value. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and can result in impairment for a portion or all of the goodwill amounts noted previously.

The following is a summary of the actions that impacted the second quarter of fiscal 2007:

The amount recognized in “Cost of sales,” as noted in the previous table, consists of $14 million of accelerated depreciation and $1 million of transformation expenses. Transformation expenses recognized in cost of sales include costs for information technology projects related to the implementation of common information systems. The amount recognized in “Selling, general and administrative expenses” includes $12 million of transformation charges related to costs associated with the implementation of new information technology systems and $18 million of charges related to other transformation actions. The corporation’s transformation plan charges generally includes retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, costs for third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts. The corporation recognized $40 million of charges related to exit activities, asset and business dispositions during the second quarter of fiscal 2007. The $40 million charge consists of a $37 million charge for exit activities and a $3 million charge related to asset and business dispositions. The $37 million charge for exit activities consists of a $24 million charge for management’s approved actions related to the termination of 489 employees, $9 million related to the cost of exiting certain leased facilities, a $1 million charge related to a loss on abandonment of assets, and a $3 million charge primarily related to previously announced employee terminations. The net $3 million charge for asset and business dispositions consists primarily of charges associated with the disposal of assets.

The second quarter of fiscal 2007 includes a pretax charge of $152 million to recognize the impairment of $92 million of goodwill and $26 million of trademarks in the International Beverage segment and $34 million of property in the North American Retail Meats segment. The recognition of the impairment charges in the International Beverage segment also resulted in the recognition of a valuation allowance against a deferred tax asset, which increased tax expense in the amount of $27 million related to this impairment. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Review and Goodwill.”

The net impact of the above actions was to decrease income from continuing operations before income taxes and income from continuing operations by $237 million and $185 million, respectively, which reduced diluted EPS by $0.25 per share.

The costs (income) of the above actions on the corporation’s businesses are summarized as follows:

	Quarter Ended
(In millions)	December 29, 2007	December 30, 2006
North American Retail Meats	$—	$53
North American Retail Bakery	—	5
Foodservice	—	1
International Beverage	4	127
International Bakery	5	9
Household and Body Care	2	13

Impact on the business segments	11	208

Corporate office	9	29

Impact on income from continuing operations before income taxes	$20	$237

These actions are more fully described in the “Exit, Disposal and Transformation Activities” and “Impairment Review and Goodwill” Notes to the Consolidated Financial Statements. As a result of exit activities and transformation actions taken since the beginning of fiscal 2006, the corporation’s cost structure was reduced and efficiency improved. The following table summarizes the actual and projected savings from these actions.

(In millions)	Actual Savings Recognized in Fiscal 2007	Anticipated Savings in Fiscal 2008	Actual Savings in the Second Quarter of Fiscal 2007	Actual Savings in the Second Quarter of Fiscal 2008
Restructuring Actions Approved in:
Fiscal 2006	$99	$123	$21	$30
Fiscal 2007	5	28	—	7
Fiscal 2008	—	—	—	—

	$104	$151	$21	$37

Net Interest Expense

Net interest expense in the second quarter of fiscal 2008 was $29 million, an increase of $1 million over the second quarter of the prior year. Interest expense declined by $12 million due to the repayment of debt using proceeds from prior business dispositions and cash on hand, while interest income declined by $13 million due to lower cash and cash equivalents.

Income Tax Expense

Note 10 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Second Quarter
(In millions)	2008	2007
Continuing Operations
Income (loss) before income taxes	$204	$(30)
Income tax expense	22	27
Effective tax rate	10.9%	(88.6)%

In the second quarter of fiscal 2008, the corporation recognized tax expense on continuing operations of $22 million on pretax income of $204 million, or an effective tax rate of 10.9%. The tax rate in the quarter was impacted by a $37 million tax benefit related to the reversal of valuation allowances on the German net deferred tax assets. The corporation determined that a valuation allowance is no longer necessary due to the recent and projected profitability of the German operations.

In the second quarter of fiscal 2007, the corporation recognized a tax expense on continuing operations of $27 million despite recognizing a pretax loss of $30 million. The tax expense was primarily attributable to the recognition of a $27 million valuation allowance on Brazilian net deferred tax assets and the impact of recognizing a $92 million non-deductible goodwill impairment charge in the second quarter of fiscal 2007.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the second quarter of fiscal 2008 was $182 million versus a loss of $57 million in the comparable period of the prior year. The $239 million increase was due to an impairment charge in the prior year of $152 million as well as a $116 million improvement in gross margin year over year. Diluted EPS from continuing operations increased from a loss of $0.08 per share in the second quarter of fiscal 2007 to income of $0.25 per share in the second quarter of fiscal 2008. The diluted EPS from continuing operations was impacted by lower average shares outstanding during the second quarter of fiscal 2008 than the second quarter of fiscal 2007. The lower average shares are due to the corporation’s ongoing share repurchase program. Under this program, the corporation repurchased a total of 13.6 million shares during the first six months of fiscal 2008.

Discontinued Operations

Discontinued operations include the results of the corporation’s European Meats and Branded Apparel Americas/Asia businesses. There were no operating results for the discontinued operations in either the second quarter fiscal 2008 or 2007 as these businesses were disposed of in the first quarter of fiscal 2007. The discontinued operations in fiscal 2007 reported a pretax and after tax loss on disposition of operations of $5 million, which was related to certain customary postclosing adjustments related to the disposition of the European Meats business.

Consolidated Net Income and Diluted Earnings per Share

Net income was $182 million in the second quarter of fiscal 2008 as compared to the loss of $62 million reported in the prior year. Diluted EPS was $0.25 per share in the second quarter of fiscal 2008 as compared to a loss of $0.08 per share in the second quarter of fiscal 2007.

Operating Results by Business Segment – Second Quarter of Fiscal 2008 Compared with Second Quarter of Fiscal 2007

North American Retail Meats

	Quarter Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume – retail products				(0.8)%

Change in unit volume – non-retail commodity				20.3%

Change in total segment unit volume				2.0%

Net sales	$695	$688	$7	0.9%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—

Total	$—	$—	$—

Operating segment income (loss)	$50	$(6)	$56	NM %

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	—	(3)	3
Transformation charges	—	(3)	3
Impairment charge	—	(34)	34
Accelerated depreciation	—	(13)	13

Total	$—	$(53)	$53

Unit volumes in the North American Retail Meats segment increased 2.0% as compared to the second quarter of the prior year with a significant increase in non-retail commodity unit volumes being somewhat offset by decreases in unit volumes for retail products. In fiscal 2007, the corporation completed the shutdown of its pork slaughtering and meat production facility that supplied products to both the retail and commodity categories. Exiting this facility had the impact of reducing volumes in the retail products category in fiscal 2008 as some processed products from the slaughter operation were sold in the retail products category in prior years. Volumes in the retail products category are down 0.8% this quarter; however, volumes are up 2.7%, if the impact of the exit of those product categories is excluded. For non-retail commodities, exiting the production facility had the impact of increasing unit volumes as whole hogs are now being sold to another meat processor as previously, portions of these hogs had been used in the corporation’s retail products production process.

Net sales in the North American Retail Meats segment increased by $7 million, or 0.9%, over the comparable period of the prior year due to an increase in the net sales of retail meats, which resulted from an improved sales mix and positive pricing actions to partially offset the higher commodity and other raw material costs. The improvement in retail meats sales was partially offset by a decline in the net sales of non-retail commodity meats, due to an unfavorable shift in the mix of commodity meats sold. Changes in foreign currency exchange rates and acquisitions and dispositions did not impact the reported results in the second quarter.

The North American Retail Meats gross margin percent increased from 27.5% in the second quarter of fiscal 2007 to 29.6% in the second quarter of fiscal 2008 due to improved results in Mexico, as well as, the impact of savings from restructuring and cost reduction programs and the impact of price increases to cover higher costs.

Operating segment income in North American Retail Meats increased by $56 million over the comparable period of the prior year. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. The net impact of the change in exit activities, asset and business dispositions, transformation charges, impairment charges and accelerated depreciation between the second quarter of fiscal 2008 and the second quarter of fiscal 2007 increased operating segment income by $53 million. The remaining operating segment income increase of $3 million, or 9.0%, was the result of the improved operating results in Mexico, the favorable impact of pricing actions and the savings from continuous improvement programs partially offset by higher commodity and labor costs as well as a $4 million increase in media advertising and promotion.

North American Retail Bakery

	Quarter Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume				2.8%

Net sales	$547	$500	$47	9.2%

Operating segment income	$7	$3	$4	NM %

Increase / (decrease) in operating segment income from
Exit activities, asset and business dispositions	$—	$(1)	$1
Transformation charges	—	(3)	3
Accelerated depreciation on facilities to be sold	—	(1)	1

Total	$—	$(5)	$5

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment increased 2.8% during the second quarter, as higher unit volumes for branded fresh bakery products and frozen bakery products offset a decline in non-branded fresh bread, which was due in part to the exit of certain lower margin U.S. fresh bread business. The improvement in the frozen bakery products volume was due to a strong pie season.

Net sales in the North American Retail Bakery segment increased $47 million, or 9.2%, over the comparable prior year quarter. The increase in net sales was primarily attributable to positive pricing actions to cover higher wheat and other input costs and increased sales of Sara Lee branded products, partially offset by lower unit volumes of non-branded products, as the segment exited certain low margin bread business. Acquisitions and dispositions did not impact the reported results in the second quarter.

Although the gross margin dollars improved, the gross margin percent in the North American Retail Bakery segment decreased 0.7% from 45.9% in the second quarter of fiscal 2007 to 45.2% in the second quarter of fiscal 2008 primarily as a result of higher costs for key ingredients and wages partially offset by the benefit of price increases, an improved sales mix and the benefits of continuous improvement programs that have reduced costs.

Operating segment income in the North American Retail Bakery segment increased by $4 million over the second quarter of fiscal 2007. The net impact of the change in exit activities, asset and business dispositions, transformation charges, and accelerated depreciation between the second quarter of fiscal 2008 and the second quarter of fiscal 2007 increased operating segment income by $5 million. There were no acquisitions that impacted the reported results. The remaining operating segment income decrease of $1 million, or 7.4% during the quarter was attributable to higher SG&A costs which offset an improved gross margin.

Foodservice

	Quarter Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume				(3.1)%

Net sales	$625	$614	$11	1.7%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(2)	$2

Total	$—	$(2)	$2

Operating segment income	$56	$59	$(3)	(5.2)%

Increase / (decrease) in operating segment income from

Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	—	(1)	1

Total	$—	$(1)	$1

Net unit volumes in the Foodservice segment decreased 3.1% during the quarter as volume declines for coffee and meat products offset higher volumes for bakery products. Part of the overall decline in volumes was driven by the planned exit of certain low-margin meat, sauces and dressing products as well as volume softness in traditional roast and ground coffee products, which offset double digit volume growth in liquid coffee products.

Net sales in the Foodservice segment increased $11 million, or 1.7%, over the comparable prior year quarter. Changes in foreign currency, primarily the Canadian dollar, increased net sales by $2 million, or 0.1%. Acquisitions and dispositions did not impact the reported results in the second quarter. The remaining net sales increase of $9 million, or 1.6%, was due to higher product pricing to cover the increase in key raw material costs, an improved product mix in beverage products partially offset by the lower unit volumes for meat and beverage products due in part to the planned exit of low-margin business.

The gross margin percent in the Foodservice segment decreased 0.8% from 27.3% in the second quarter of fiscal 2007 to 26.5% in the second quarter of fiscal 2008 due to increased commodity and labor costs, partially offset by the savings from continuous improvement programs.

Operating segment income in the Foodservice segment decreased by $3 million, or 5.2%, versus the second quarter of fiscal 2007. The net impact of the change in exit activities, asset and business dispositions between the second quarter of fiscal 2008 and the second quarter of fiscal 2007 increased operating segment income by $1 million, or 2.6%. There were no acquisitions that impacted the reported results and the impact of foreign currencies was less than $1 million. The remaining operating segment income decreased by $4 million, or 8.0%, due to the impact of higher commodity and labor costs and lower volumes partially offset by pricing actions and continuous improvement savings.

International Beverage

	Quarter Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume				(2.5)%

Net sales	$821	$675	$146	21.7%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(88)	$88

Operating segment income (loss)	$125	$(10)	$135	NM %

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(14)	$14
Exit activities, asset and business dispositions	(1)	(7)	6
Transformation charges	(2)	(2)	—
Impairment charge	—	(118)	118
Accelerated depreciation	(1)	—	(1)

Total	$(4)	$(141)	$137

Net unit volumes in the International Beverage segment decreased 2.5% as compared to the second quarter of the prior year as declines in the retail channel were only partially offset by increases in the foodservice channel. The decline in retail channel volumes were due to volume declines in Brazil, as a result of a planned exit from lower margin products, as well as volume softness in roast and ground, which was only partially offset by growth in single-serve products, instant coffees and teas. The volume increases in the foodservice channel were driven primarily by the growth in concentrates.

Net sales in the International Beverage segment increased by $146 million, or 21.7%, over the comparable prior year quarter. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $88 million, or 14.0%. Results were not impacted by acquisitions or dispositions. The remaining net sales increase of $58 million, or 7.7%, resulted from price increases taken to cover higher commodity costs and an improved sales mix offset somewhat by reduced volumes.

The gross margin percent in the International Beverage segment decreased 2.5% from 43.2% in the second quarter of fiscal 2007 to 40.7% in the second quarter of fiscal 2008 due to the impact of higher green coffee costs. However, the gross margin dollars increased as pricing actions, the benefits of continuous improvement programs and the favorable shift in sales mix were able to offset the impact of the higher commodity costs.

Operating segment income for the International Beverage segment increased $135 million, from a loss of $10 million in the second quarter of the prior year to $125 million of income in the second quarter of fiscal 2008. Changes in foreign currency exchange rates increased operating segment income by $14 million, or 11.9%. The net impact of the change in exit activities, asset and business dispositions, transformation charges and impairment charges between the second quarter of fiscal 2008 and the second quarter of fiscal 2007 increased operating segment income by $123 million. Results were not impacted by acquisitions or dispositions. The remaining operating segment income declined by $2 million, or 1.6%, as the improvement in the gross margin was offset by higher SG&A costs, resulting in part from planned business growth and an increase in media advertising and promotion.

International Bakery

	Quarter Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume				1.6%

Net sales	$234	$199	$35	17.6%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(25)	$25

Operating segment income	$9	$4	$5	NM %

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Exit activities, asset and business dispositions	(4)	(8)	4
Transformation charges	(1)	(1)	—

Total	$(5)	$(11)	$6

Net unit volumes in the International Bakery segment increased 1.6% during the quarter due to an increase in fresh bread volumes in Spain due to the growth in private label; and an increase in refrigerated dough export volumes in Europe, which were partially offset by a volume decline in private label frozen baked goods in Australia.

Net sales in the International Bakery segment increased $35 million, or 17.6%, over the comparable prior year quarter. The impact of foreign currency changes, particularly in the European euro, increased reported net sales by $25 million, or 13.3%. There were no acquisitions or dispositions that impacted the International Bakery segment during the quarter. The remaining net sales increase of $10 million, or 4.3%, was the result of price increases in response to higher commodity costs and the increase in unit volumes partially offset by an unfavorable sales mix shift to private label.

The gross margin percent in the International Bakery segment decreased 2.4% from 39.2% in the second quarter of fiscal 2007 to 36.8% in the second quarter of fiscal 2008, due to higher costs associated with key raw materials and an unfavorable sales mix resulting in part from increased sales of lower margin private label products, partially offset by higher product pricing for branded products.

Operating segment income in the International Bakery segment increased by $5 million over the second quarter of fiscal 2007. Changes in foreign currency rates increased operating segment income by $2 million, or 11.8%. The net impact of the change in exit activities, asset and business dispositions and transformation charges between the second quarter of fiscal 2008 and the second quarter of fiscal 2007 increased operating segment income by $4 million. The remaining change in operating segment income was a decline of $1 million, or 2.8%, as an improved gross margin was offset by higher SG&A costs driven by higher labor and distribution costs, partially offset by continuous improvement savings and a reduction in media advertising and promotion.

Household and Body Care

	Quarter Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume of core categories (a)				4.5%

Net sales	$582	$509	$73	14.3%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(53)	$53
Acquisition	—	—	—

Total	$—	$(53)	$53

Operating segment income	$64	$56	$8	13.6%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(7)	$7
Exit activities, asset and business dispositions	—	(6)	6
Transformation charges	(2)	(7)	5
Acquisition	(1)	—	(1)

Total	$(3)	$(20)	$17

(a) – Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – increased 4.5% in the second quarter of fiscal 2008, as a result of increases in unit volumes of body care products, driven by strong promotional activity; and air care products, driven by the success of new product launches. Insecticide volumes decreased due to lower volumes in Europe resulting from a shorter selling season this year due to less favorable weather conditions and a decline in India due to our increased focus on higher priced products. Shoe care unit volumes declined driven in part by declines in the United States and Zimbabwe.

Net sales in the Household and Body Care segment increased $73 million, or 14.3%, over the comparable prior year quarter. The impact of changes in foreign currency exchange rates increased reported net sales by $53 million, or 10.8%, primarily due to the strengthening of the European euro and the British pound. There were net sales of less than $1 million related to product lines that had been acquired after the start of the second quarter of fiscal 2007. The remaining net sales increase of $20 million, or 3.4%, was primarily due to the higher unit volumes partially offset by increased trade promotions for air care products.

Although the gross margin dollars in the Household and Body Care segment improved, the gross margin percent decreased 0.5% from 50.0% in the second quarter of the prior year to 49.5% in the second quarter of fiscal 2008, due to an increase in trade promotions, higher costs for commodities and packaging and an unfavorable sales mix.

Operating segment income increased $8 million, or 13.6%, over the second quarter of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $7 million, or 8.7%. The net impact of the change in exit activities, asset and business dispositions and transformation charges between the second quarter of fiscal 2008 and the second quarter of fiscal 2007 increased operating segment income by $11 million, or 17.6%. The second quarter of fiscal 2008 includes $1 million of losses from acquisitions that were made after the start of the second quarter of fiscal 2007. The remaining operating segment income decreased by $9 million, or 12.1%, as an improved gross margin in dollar terms was offset by higher media advertising and promotion costs to support new product launches and higher other SG&A costs due to an $8 million reserve established for pending legal matters and an increase in spending to support general business growth.

Consolidated Results – First Six Months of Fiscal 2008 Compared with First Six Months of Fiscal 2007

Operating results by business segment in the first six months of fiscal 2008 compared with the first six months of fiscal 2007 are as follows:

	Six Months Ended
	Net Sales		Income from Continuing Operations Before Income Taxes
(In millions)	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
North American Retail Meats	$1,345	$1,318	$78	$21
North American Retail Bakery	1,065	998	15	8
Foodservice	1,147	1,152	77	78
International Beverage	1,527	1,238	246	82
International Bakery	455	399	22	18
Household and Body Care	1,103	974	121	134

Total business segments	6,642	6,079	559	341
Intersegment sales	(20)	(6)	—	—

Total net sales and operating segment income	6,622	6,073	559	341

Amortization of intangibles	—	—	(34)	(32)
General corporate expenses	—	—	(128)	(177)
Contingent sale proceeds	—	—	130	120

Total net sales and operating income	6,622	6,073	527	252
Net interest expense	—	—	(58)	(77)

Net sales and income from continuing operations before income taxes	$6,622	$6,073	$469	$175

The following table summarizes net sales and operating income performance for the first six months of fiscal 2008 and 2007 and certain significant items that affected the comparability of these amounts.

	Six Months Ended
Total Corporation Performance (In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Net sales	$6,622	$6,073	$549	9.0%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(272)	$272
Acquisitions	2	—	2

Total	$2	$(272)	$274

Operating income	$527	$252	$275	NM	%

Increase / (decrease) in operating income from
Contingent sale proceeds	$130	$120	$10
Changes in foreign currency exchange rates	—	(32)	32
Exit activities, asset and business dispositions	(11)	(39)	28
Transformation charges	(30)	(58)	28
Impairment charges	—	(152)	152
Accelerated depreciation on facilities sold	(1)	(30)	29
Acquisitions	(1)	—	(1)

Total	$87	$(191)	$278

Net Sales

Consolidated net sales for the first six months of fiscal 2008 were $6,622 million, an increase of $549 million, or 9.0%, over the first six months of fiscal 2007. The strengthening of foreign currencies, particularly the European euro, Brazilian real, Australian dollar and British pound increased reported net sales by $272 million, or 4.7%. Net sales in the first six months of fiscal 2008 include $2 million from businesses acquired after the start of fiscal 2007. The remaining net sales increase of $275 million, or 4.3%, resulted primarily from strong sales growth in the corporation’s International Beverage and North American Retail Bakery segments along with net sales increases in each of the other business segments, with the exception of Foodservice. The growth in net sales was driven primarily by pricing actions to cover increases in commodity costs as well as an improved sales mix.

Unit Volumes

Unit volumes in the North American Retail Meats segment increased 2.5% as a 22.7% increase in U.S. non-retail commodity meats more than offset a 0.5% decline in retail products volumes. In the North American Retail Bakery segment, unit volumes decreased by 0.1% driven by unit volume declines for fresh bread products partially offset by an increase in frozen bakery products. Unit volumes decreased 5.7% in the Foodservice segment due to lower volumes for bakery, coffee and meat products. In the International Beverage segment, unit volumes increased 0.9% due to higher volumes in both the retail channel and foodservice channels. In the retail channel, volume growth was driven by increases in single-serve products, instant coffees and teas which partially offset declines in multi-serve roast and ground coffee, most notably in Brazil. Increases in the foodservice channel were due to growth in concentrates. In the International Bakery segment, unit volumes increased 1.7% due to increases in fresh bread and refrigerated dough products in Europe partially offset by declines in frozen bakery products in Australia. The unit volumes for the four core categories of the Household and Body Care segment increased 6.6% in the first six months due to increases in body care and air care products which were partially offset by declines in insecticides and shoe care products. The discussion of unit volumes in this Management’s Discussion and Analysis excludes the impact of acquisitions and dispositions.

Gross Margin Percent

The gross margin percent of 38.0% in the first six months of fiscal 2008 remained essentially unchanged from the 37.9% in the first six months of fiscal 2007, as an increase in the gross margin percent for North American Retail Meats and North American Retail Bakery were offset by declines in the gross margin percents for the other business segments. The improved gross margin percent for the North American Retail Meats and Bakery segments was due to the favorable impact of cost-saving initiatives as well as certain selling price increases to offset higher raw material costs. The gross margin percent decline in each of the other business segments, except Household and Body Care, was primarily due to the impact of higher commodity, key ingredient and labor costs during the period. In the Household and Body Care segment, the lower gross margin was driven by increased promotional pricing actions as well as higher commodity costs.

Selling, General and Administrative Expenses

	Six Months Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
SG&A expenses in the business segment results:
Media, advertising and promotion	$331	$283	$48	17.1%
Other	1,615	1,490	125	8.4

Total business segments	1,946	1,773	173	9.8

Amortization of identifiable intangibles	34	32	2	6.9
General corporate expenses	128	177	(49)	(27.7)

Total SG&A Expenses	$2,108	$1,982	$126	6.4%

Selling, general and administrative (SG&A) expenses increased by $126 million, or 6.4%, in the first six months of fiscal 2008 versus the prior year period. Changes in foreign currency rates increased SG&A expenses by $91 million, or 4.7%, therefore the remaining change in SG&A expenses is an increase of $35 million, or 1.7%. SG&A expenses in the business segments increased by $173 million, or 9.8%, which was primarily attributable to the strengthening of foreign currencies and the increase in media advertising and promotion expenses. The decrease in general corporate expenses of $49 million is primarily attributable to lower business transformation costs, lower pension and other benefit plan costs and the non-recurrence of costs related to corporate hedging programs. Measured as a percent of sales, SG&A expenses were 31.8% in fiscal 2008 as compared to 32.6% in the comparable period of the prior year.

Transformation Actions, Impairment Charges and Other Significant Items

The reported results for the first six months of fiscal 2008 and 2007 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant items. The following table illustrates where the costs (income) associated with these activities are recognized in the Consolidated Statements of Income of the corporation.

	Six Months Ended
(In millions)	December 29, 2007	December 30, 2006
Cost of sales
Accelerated depreciation related to facility closures	$1	$29
Transformation charges – IT costs	6	4

Selling, general and administrative expenses
Transformation charges – IT costs	22	24
Transformation charges – other	2	30
Accelerated depreciation related to facility closures	—	1

Charges for (income from)
Exit activities	10	51
Asset and business dispositions	1	(12)
Impairment charges	—	152

Reduction in income from continuing operations before income taxes	42	279

Income tax benefit	(15)	(68)

Reduction in income from continuing operations	$(27)	$211

The following is a summary of the actions that impacted the first six months of fiscal 2008:

The amount recognized in “Cost of sales,” as noted in the table above, consists of $6 million of information technology costs related to the implementation of common information systems and $1 million of accelerated depreciation. The amount recognized in “Selling, general and administrative expenses” includes charges of $24 million for actions related to the corporation’s transformation plan, of which $22 million related to information technology costs associated with the implementation of common information technology systems and $2 million was for other actions. The transformation expenses recognized in SG&A generally include retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, costs for third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts. The corporation recognized $11 million of costs related to exit activities, asset and business dispositions during the first six months of fiscal 2008. The $11 million of costs consists of a $10 million charge for exit activities and a $1 million charge related to asset and business dispositions. Of the $10 million charge for exit activities, a net charge of $9 million was incurred and is related to the costs associated with terminating 81 employees and the remaining $1 million is related to an adjustment to previously recorded charges resulting from a change in the amount of an estimated lease liability. The net $1 million charge for asset and business dispositions is related to the net loss realized on an asset disposition involving the disposal of a Spanish office building in the International Beverage segment.

The net impact of these actions was to decrease income from continuing operations before income taxes and income from continuing operations by $42 million and $27 million, respectively, which reduced diluted EPS by $0.04.

The corporation tests goodwill and intangible assets not subject to amortization for impairment in the second quarter of each fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets. As a result of the review in the second quarter of fiscal 2008, the corporation concluded that no impairment of goodwill or intangibles not subject to amortization exists. It continues to be the corporation’s belief that it is reasonably likely that certain reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management. These reporting units include a bakery operation in Europe with $500 million of goodwill and a bakery operation in the Foodservice segment with $859 million of goodwill. Both of these reporting units are today generating sufficient amounts of operating earnings to support the recoverability of goodwill but need to show continued improvement in operating earnings to support the value of their goodwill. Additionally, because some of the inherent assumptions and estimates used in determining fair value of these reporting units are outside the control of management, including interest rates, the cost of capital, and tax rates, changes in these underlying assumptions and our credit rating can also adversely impact the business units’ fair value. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and can result in impairment for a portion or all of the goodwill amounts noted previously.

The following is a summary of the actions that impacted the first six months of fiscal 2007:

The amount recognized in “Cost of sales,” as noted in the previous table , consists of $29 million of accelerated depreciation primarily in the North American Retail Meats segment and $4 million of information technology costs related to the implementation of common information systems. The amount recognized in “Selling, general and administrative expenses” includes a charge of $54 million for actions related to the corporation’s transformation plan, of which $24 million related to information technology costs associated with the implementation of common information technology systems; $30 million was for other actions. The remaining $1 million was for accelerated depreciation on a facility that has been closed. Transformation expenses recognized in SG&A generally include retention, relocation and recruiting expenses related to the centralization of the corporation’s management team, and costs for third-party consultants to assist in the development of strategic operating and financial plans and certain training efforts. The corporation recognized a net $39 million charge related to exit activities, asset and business dispositions during the first six months of fiscal 2007. The net $39 million charge consists of a $51 million charge for exit activities and $12 million of income related to asset and business dispositions. The $51 million charge for exit activities consists of a $39 million charge for management’s approved actions related to the termination of 994 employees, a $12 million charge related to the cost of exiting certain leased facilities, a $1 million charge related to a loss on abandonment of assets and $1 million of income related to adjustments to previously recorded employee termination costs. The net $12 million of income from asset and business dispositions consists of $19 million in gains on the sale of an administrative office building and a production and distribution facility in the Household and Body Care segment, partially offset by $7 million of net charges primarily associated with the disposal of businesses.

The first six months of fiscal 2007 include a pretax charge of $152 million to recognize the impairment of $92 million of goodwill and $26 million of trademarks in the International Beverage segment, and $34 million of property in the North American Retail Meats segment. The recognition of the impairment charges in the International Beverage segment also resulted in the recognition of a valuation allowance against a deferred tax asset, which increased tax expense in the amount of $27 million related to this impairment. These actions are more fully described in Note 3 to the Consolidated Financial Statements titled, “Impairment Review and Goodwill.”

The net impact of the above actions was to decrease income from continuing operations before income taxes and income from continuing operations by $279 million and $211 million, respectively, which reduced diluted EPS by $0.28 per share.

The costs (income) of the above actions on the corporation’s business segments are summarized as follows:

	Six Months Ended
(In millions)	December 29, 2007	December 30, 2006
North American Retail Meats	$1	$74
North American Retail Bakery	1	10
Foodservice	—	6
International Beverage	7	127
International Bakery	8	9
Household and Body Care	3	3

Impact on the business segments	20	229

Corporate office	22	50

Impact on income from continuing operations before income taxes	$42	$279

These actions are more fully described in the “Exit, Disposal and Transformation Activities” and “Impairment Review and Goodwill” Notes to the Consolidated Financial Statements. As a result of exit activities taken since the beginning of fiscal 2006, the corporation’s cost structure was reduced and efficiency improved. The following table summarizes the actual and projected savings from these actions.

(In millions)	Actual Savings Recognized in Fiscal 2007	Anticipated Savings in Fiscal 2008	Actual Savings in the First Six Months of Fiscal 2007	Actual Savings in the First Six Months of Fiscal 2008
Restructuring Actions Approved in:
Fiscal 2006	$99	$123	$36	$58
Fiscal 2007	5	28	—	14
Fiscal 2008	—	—	—	—

	$104	$151	$36	$72

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

Net Interest Expense

Net interest expense decreased by $19 million in the first six months of fiscal 2008, to $58 million. The decline was driven by a $33 million reduction in interest expense due to lower average debt outstanding, which more than offset a $14 million reduction in interest income resulting from a decline in cash and cash equivalents year over year.

Income Tax Expense

Note 10 to the consolidated financial statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Six Months Ended
(In millions)	2008	2007
Continuing Operations
Income before income taxes	$469	$175
Income tax expense (benefit)	87	(23)
Effective tax rate	18.6%	(13.1)%

The estimated annual effective tax rate on ordinary income for the first six months of fiscal 2008 was 29.3%, which includes an annual charge of $108 million to repatriate a portion of fiscal 2008 foreign earnings. The tax expense and related effective tax rate on continuing operations for the first six months of fiscal 2008 was determined by applying the 29.3% annual tax rate to pretax earnings and then recognizing the impact of $50 million of benefits related to discrete items. These benefits include the reversal of $37 million of valuation allowances on the German net deferred tax assets. The corporation determined that a valuation allowance is no longer necessary due to the recent and projected profitability of the German operations. The remaining $13 million of tax benefits relate to tax rate and tax law changes and the finalization of tax audits and reviews. This resulted in the corporation recognizing tax expense of $87 million and an effective tax rate of 18.6% in the first six months of fiscal 2008.

In the first six months of fiscal 2007, the corporation recognized a tax benefit from continuing operations of $23 million on pretax income of $175 million. The tax benefit and related effective tax rate on continuing operations for the first six months of fiscal 2007 were determined by applying the 61.4% estimated annual rate to pretax earnings, which included the recognition of a $92 million non-deductible goodwill impairment charge, and then recognizing the impact of a $158 million tax benefit on the sale of the shares of a subsidiary; and a $27 million tax charge to recognize the establishment of a valuation allowance on Brazilian net deferred tax assets.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

•

Income from continuing operations in the first six months of fiscal 2008 was $382 million versus $198 million in the comparable period of the prior year, an increase of $184 million, which is due to the following factors: a $211 million increase in gross profit; a $152 million reduction in impairment charges; and a $28 million reduction in charges related to exit activities, asset and business dispositions partially offset by a $110 million increase in income tax expenses.

Diluted EPS from continuing operations increased from $0.26 in the first six months of fiscal 2007 to $0.53 in the first six months of fiscal 2008, an increase of $0.27. Diluted EPS was favorably impacted by lower average shares outstanding during the first six months of fiscal 2008 than the first six months of fiscal 2007. The lower average shares are due to the corporation’s ongoing share repurchase program. Under this program, the corporation repurchased 13.6 million shares during the first six months of fiscal 2008.

Discontinued Operations

Discontinued operations include the results of the corporation’s European Meats and Branded Apparel Americas/Asia businesses. There were no operating results for the discontinued operations in fiscal 2008 as these businesses were disposed of prior to the beginning of fiscal 2008. The following table summarizes the results of the discontinued operations for the first six months of fiscal 2007.

In millions	Six Months ended Dec. 30, 2006
Net sales	$901

Income from operations before income taxes	$92
Income tax expense on income from operations	(30)
Gain on disposition of discontinued operations	13
Income tax on gain on disposition of discontinued businesses	(2)

Net income from discontinued operations	$73

The European Meats and Branded Apparel Americas/Asia results reported in the above table are less than a full six months of results as the transactions were completed prior to the end of the first quarter of fiscal 2007.

The effective tax rate for the discontinued operations in the first six months of fiscal 2007 was 33.0%.

The gain on sale of discontinued operations before income taxes in the first six months of fiscal 2007 was $13 million which consisted of a $29 million gain from the sale of the European Meats business and an $8 million gain from the sale of the European Branded Apparel operations in the Philippines, partially offset by $24 million of costs associated with the spin off of the Hanesbrands business. The net gain on the business dispositions after tax was $11 million.

The corporation’s discontinued operations impacted the cash flows of the corporation in the first six months of fiscal 2007 as summarized in the table below.

(In millions) – Increase / (Decrease)	Six Months Ended December 30, 2006
Discontinued operations impact on:
Cash flow from operating activities	$88
Cash flow (used in) from investing activities	(35)
Cash flow (used in) from financing activities	(67)
Effect of foreign exchange rates on cash	—

Net cash impact of discontinued operations	$(14)

Cash balance of discontinued operations:
At start of period	$14
At end of period	—

(Decrease) increase in cash of discontinued operations	$(14)

The sale of European Meats was completed in August 2006 and the spin off of Hanesbrands occurred on September 5, 2006.

Consolidated Net Income and Diluted Earnings per Share

Net income of $382 million in the first six months of fiscal 2008 was $111 million higher than the $271 million reported in the prior year comparable period. The increase in net income was primarily due to the increase in income from continuing operations, partially offset by the decline in income from discontinuing operations. Diluted EPS increased from $0.36 per share in the first six months of fiscal 2007 to $0.53 per share in the first six months of fiscal 2008, an increase of $0.17 per share.

Operating Results by Business Segment – First Six Months of Fiscal 2008 Compared with First Six Months of Fiscal 2007

North American Retail Meats

	Six Months Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume – retail products				(0.5)%

Change in unit volume – non-retail commodity				22.7%

Change in total segment unit volume				2.5%

Net sales	$1,345	$1,318	$27	2.1%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—

Operating segment income	$78	$21	$57	NM %

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	—	(7)	7
Transformation charges	(1)	(6)	5
Impairment charge	—	(34)	34
Accelerated depreciation	—	(27)	27

Total	$(1)	$(74)	$73

Unit volumes in the North American Retail Meats segment increased 2.5% as compared to the first six months of the prior year with a significant increase in non-retail commodity unit volumes being somewhat offset by decreases in retail product volumes. In fiscal 2007, the corporation completed the shut down of its pork slaughtering and meat production facility that supplied product to both the retail and commodity categories. Exiting this facility had the impact of reducing volumes in the retail products category in fiscal 2008 as some processed products from the slaughter operation were sold in the retail products category in prior years. Volumes in the retail products category are down 0.5% this period; however, volumes are up 2.7% if the impact of the exit of those product categories is excluded. For non-retail commodities, exiting the production facility had the impact of increasing unit volumes as whole hogs are now being sold to another meat processor as, previously, portions of these hogs had been used in the corporation’s retail products production process.

Net sales in the North American Retail Meats segment increased by $27 million, or 2.1%, over the comparable period of the prior year. The increase in the net sales resulted from positive pricing actions to partially offset the higher commodity and other raw material costs; and an improved sales mix for U.S. retail meat products. The improvement in retail meats sales was partially offset by a decline in the net sales of non-retail commodity meats, due to an unfavorable shift in sales mix.

The North American Retail Meats gross margin percent increased from 27.8% in the first six months of fiscal 2007 to 28.6% in the first six months of fiscal 2008 as a result of improved results in Mexico, as well as, the favorable impact of price increases and savings from continuous improvement programs.

Operating segment income in North American Retail Meats increased by $57 million over the comparable period of the prior year. Changes in foreign currency exchange rates did not have a significant impact on reported operating segment income. The net impact of the change in exit activities, asset and business dispositions, transformation charges, impairment charges and accelerated depreciation between the first six months of fiscal 2008 and the first six months of fiscal 2007 increased operating segment income by $73 million. The remaining operating segment income decrease of $16 million, or 16.2%, was the result of higher commodity and labor costs as well as increased media advertising and promotion to support new product launches, which were only partially offset by pricing actions, savings from continuous improvement programs and improved results in Mexico.

North American Retail Bakery

	Six Months Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume				(0.1)%

Net sales	$1,065	$998	$67	6.6%

Operating segment income	$15	$8	$7	93.2%

Increase / (decrease) in operating segment income from
Exit activities, asset and business dispositions	$—	$(2)	$2
Transformation charges	(1)	(6)	5
Accelerated depreciation on facilities to be sold	—	(2)	2

Total	$(1)	$(10)	$9

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Net unit volumes in the North American Retail Bakery segment declined 0.1% during the first six months, as exits of certain non-branded lower margin U.S. fresh bread business, particularly with private label customers, offset an increase in unit volumes for both fresh branded and frozen bakery products.

Net sales in the North American Retail Bakery segment increased $67 million, or 6.6%, over the comparable prior year period. The increase in net sales was attributable to positive pricing actions to cover higher commodity costs, partially offset by lower unit volumes of non-branded products.

The gross margin percent in the North American Retail Bakery segment increased 0.1% from 46.4% in the first six months of fiscal 2007 to 46.5% in the first six months of fiscal 2008 due to price increases which offset the higher costs for key ingredients and wages; and the benefits of continuous improvement programs.

Operating segment income in North American Retail Bakery increased by $7 million, or 93.2%, over the comparable period of the prior year. The net impact of the change in exit activities, asset and business dispositions, transformation charges, and accelerated depreciation between the first six months of fiscal 2008 and the first six months of fiscal 2007 increased operating segment income by $9 million. There were no acquisitions that impacted reported operating segment income. The remaining operating segment income decreased $2 million, or 10.6%, during the period as price increases and savings from continuous improvement programs were not able to offset the impact of higher commodity and SG&A costs.

Foodservice

	Six Months Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume				(5.7)%

Net sales	$1,147	$1,152	$(5)	(0.4)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(2)	$2

Total	$—	$(2)	$2

Operating segment income	$77	$78	$(1)	(1.8)%

Increase / (decrease) in operating segment income from

Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	—	(4)	4
Transformation charges	—	(1)	1
Accelerated depreciation on facilities to be sold	—	(1)	1

Total	$—	$(6)	$6

Net unit volumes in the Foodservice segment decreased 5.7% during the period as a result of volume declines for meat, bakery and coffee products. The declines were due in part to the planned exit of certain low-margin meats, sauces and dressing products and volume softness in traditional roast and ground coffee and frozen bakery products, which more than offset double-digit volume growth in liquid coffee concentrates.

Net sales in the Foodservice segment decreased $5 million, or 0.4%, over the comparable prior year period. Changes in foreign currency, primarily the Canadian dollar, increased net sales by $2 million, or 0.2%. Acquisitions and dispositions did not impact the reported results in the first six months. The remaining net sales decrease of $7 million, or 0.6%, was due to the lower unit volumes, partially offset by selected price increases to cover higher commodity costs and an improved sales mix related to beverage and meat products.

The gross margin percent in the Foodservice segment decreased 0.8% from 26.2% in the first six months of fiscal 2007 to 25.4% in the first six months of fiscal 2008 primarily due to increased commodity costs which were only partially offset by selected selling price increases and the benefits of continuous improvement programs.

Operating segment income in Foodservice decreased by $1 million, or 1.8%, over the comparable period of the prior year. The net impact of the change in exit activities, asset and business dispositions, transformation charges, and accelerated depreciation between the first six months of fiscal 2008 and the first six months of fiscal 2007 increased operating segment income by $6 million, or 7.0%. The remaining operating segment income decrease of $7 million, or 9.0%, was due to a lower gross margin driven by the higher commodity costs, partially offset by lower SG&A costs as a result of cost saving programs.

International Beverage

	Six Months Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume				0.9%

Net sales	$1,527	$1,238	$289	23.4%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(139)	$139

Total	$—	$(139)	$139

Operating segment income	$246	$82	$164	NM %

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(22)	$22
Exit activities, asset and business dispositions	(2)	(5)	3
Transformation charges	(4)	(4)	—
Impairment charges	—	(118)	118
Accelerated depreciation	(1)	—	(1)

Total	$(7)	$(149)	$142

Net unit volumes in the International Beverage segment increased 0.9% as compared to the first six months of the prior year with increases being shown in both the retail and foodservice sectors. In the retail channel, volume growth was driven by increases in single-serve products, instant coffees and teas which partially offset declines in multi-serve roast and ground coffee, most notably in Brazil. Unit volume growth in the foodservice channel was driven by increased sales of concentrates.

Net sales in the International Beverage segment increased by $289 million, or 23.4%, over the first six months of the prior year. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $139 million, or 12.5%. Acquisitions and dispositions had no impact on reported results. The remaining net sales increase of $150 million, or 10.9%, compared to the prior year was due to a favorable sales mix and the impact of pricing actions.

Although the gross margin dollars in the International Beverage segment improved as a result of price increases, an improved product mix and savings from continuous improvement programs, the gross margin percent decreased 1.6% from 42.8% in the first six months of fiscal 2007 to 41.2% in the first six months of fiscal 2008, primarily as a result of higher green coffee costs.

Operating segment income for the International Beverage segment increased by $164 million over the first six months of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $22 million, or 11.5%. The net impact of the change in exit activities, asset and business dispositions, transformation charges and impairment charges between the first six months of fiscal 2008 and the first six months of fiscal 2007 increased operating segment income by $120 million. The remaining operating segment income increase of $22 million, or 9.3%, was due to the improved gross margin which was driven by higher volumes, price increases and an improved sales mix, partially offset by an increase in SG&A costs, including higher media advertising and promotion costs.

International Bakery

	Six Months Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume				1.7%

Net sales	$455	$399	$56	13.9%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(42)	$42

Total	$—	$(42)	$42

Operating segment income	$22	$18	$4	23.8%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(3)	$3
Exit activities, asset and business dispositions	(7)	(8)	1
Transformation charges	(1)	(1)	—

Total	$(8)	$(12)	$4

Net unit volumes in the International Bakery segment increased 1.7% during the period due to an increase in volumes in private label fresh bread in Spain, and an increase in refrigerated dough export volumes in Europe, which were partially offset by a volume decline in private label frozen baked goods in Australia.

Net sales in the International Bakery segment increased $56 million, or 13.9%, over the comparable prior year. There were no acquisitions or dispositions that impacted the International Bakery segment during the period. The impact of foreign currency rate changes, particularly in the European euro, increased reported net sales by $42 million, or 10.9%. The remaining net sales increase of $14 million, or 3.0%, was primarily a result of price increases to cover higher commodity costs and the higher unit volumes in Europe, partially offset by an unfavorable sales mix due to the increase in private label sales.

The gross margin percent in the International Bakery segment decreased 1.6% from 40.2% in the first six months of fiscal 2007 to 38.6% in the first six months of fiscal 2008, due to increased costs for key raw materials and labor and an unfavorable sales mix, partially offset by price increases for branded products.

Operating segment income in the International Bakery segment increased by $4 million, or 23.8%, over the first six months of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $3 million, or 10.2%. The net impact of the change in exit activities, asset and business dispositions and transformation charges between the first six months of fiscal 2008 and the first six months of fiscal 2007 increased operating segment income by $1 million, or 13.4%. The remaining increase in operating segment income was less than $1 million, or 0.2%, as favorable pricing actions and savings from continuous improvement programs, were offset by higher commodity and SG&A costs.

Household and Body Care

	Six Months Ended
(In millions)	December 29, 2007	December 30, 2006	Change	Percent Change
Change in unit volume of core categories (a)				6.6%

Net sales	$1,103	$974	$129	13.2%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(89)	$89
Acquisitions	2	—	2

Total	$2	$(89)	$91

Operating segment income	$121	$134	$(13)	(10.2)%

Increase / (decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(12)	$12
Exit activities, asset and business dispositions	—	5	(5)
Transformation charges	(3)	(8)	5
Acquisition	(1)	—	(1)

Total	$(4)	$(15)	$11

(a) – Core categories include body care, shoe care, air care and insecticides.

Unit volumes in the Household and Body Care segment for the four core categories – shoe care, body care, air care and insecticides – increased 6.6% in the first six months of fiscal 2008, primarily as a result of increased volumes in body care products due to promotional activities and air care products due to the success of new products. These increases were partially offset by lower volumes for insecticide products due to less favorable weather conditions than in the prior year; and lower volumes for shoe care products due to volume softness in the United States and Zimbabwe.

Net sales in the Household and Body Care segment increased $129 million, or 13.2%, over the comparable period of the prior year. The impact of changes in foreign currency exchange rates increased reported net sales by $89 million, or 9.5%, primarily due to the strengthening of the European euro and the British pound. The first six months of fiscal 2008 includes sales of $2 million from acquisitions made after the start of fiscal 2007, which increased net sales by 0.2%. The remaining net sales increase of $38 million, or 3.5%, was due to the higher unit volumes in the air care and body care categories, partially offset by increased trade promotion.

Although the gross margin dollars improved in the Household and Body Care segment, the gross margin percent decreased 0.7% from 50.0% in the first six months of the prior year to 49.3% in the first six months of fiscal 2008, due to increased trade promotions and higher commodity and packaging costs.

Operating segment income decreased $13 million, or 10.2%, versus the first six months of fiscal 2007. Changes in foreign currency exchange rates increased operating segment income by $12 million, or 7.3%. The net impact of the change in exit activities, asset and business dispositions and transformation charges between the first six months of fiscal 2008 and the first six months of fiscal 2007 decreased operating segment income by less than $1 million, or 1.1%. The first six months of fiscal 2008 includes $1 million of losses from an acquisition made after the start of fiscal 2007. The remaining operating segment income decrease of $24 million, or 15.7%, was due to higher media advertising and promotion in support of air care and body care products; as well as an increase in other SG&A costs due to an $8 million reserve established for pending legal matters and an increase in spending to support general business growth which more than offset the improved gross margin.

Financial Condition

Cash from Operating Activities

In the first six months of fiscal 2008, $205 million of cash was received from operating activities as compared to $38 million in the first six months of fiscal 2007. The $38 million of cash from operating activities in fiscal 2007 includes $50 million of cash used by continuing operations and $88 million of cash generated by discontinued operations. The increase in the cash generated by operating activities on a year-over-year basis is primarily due to a reduction in the cash used to fund working capital needs due to a reduction in cash used to pay taxes, pension benefits, transformation activities and interest.

Cash from Investment Activities

Cash used in investment activities was $77 million in the first six months of fiscal 2008 as compared to $893 million of cash generated in the comparable period of fiscal 2007. In the first six months of fiscal 2008, $241 million was spent on purchases of property, equipment, software and other intangibles, which was $37 million less than the amount spent in the comparable period of the prior year. In fiscal 2007, the corporation received $349 million in proceeds related to the disposition of businesses and $688 million from the collection of loans receivable – $450 million was received from Hanesbrands in connection with the spin off and $238 million was collected upon the sale of the European Meats business. The cash received from the contingent sale proceeds and the sale of assets in the first six months of fiscal 2008 was $146 million as compared to $159 million in the first six months of fiscal 2007. In fiscal 2008, $18 million of cash was received from derivative transactions, while $25 million of cash was used in the same period of the prior year.

Cash from Financing Activities

Net cash used in financing activities was $1,242 million during the first six months of fiscal 2008 as compared to $553 million in the prior year period. In fiscal 2008, the corporation repaid $912 million of long-term debt that matured during the first six months using cash on hand. In the first six months of fiscal 2007, prior to being spun off, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, the corporation received $2,558 million of cash proceeds, and this amount is included in the corporation’s borrowings of long-term debt. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. $650 million of cash remained on the Hanesbrands balance sheet at the spin off date. The proceeds of the dividend from Hanesbrands and $688 million of loan repayments were used to repay $1,728 million of short-term borrowings, repurchase $490 million of common stock and pay dividends of $227 million in the first six months of fiscal 2007. During the first six months of fiscal 2008, the corporation repurchased $195 million of common stock and paid dividends of $146 million.

The corporation expects to repurchase $315 million of the corporation’s common stock in fiscal 2008, using either cash generated from operations, proceeds from borrowings or proceeds from business dispositions.

Liquidity

Notes Payable/Cash and Equivalents

Notes payable increased by $8 million in the first six months of fiscal 2008 to $41 million. The corporation had cash and cash equivalents of $1,499 million at December 29, 2007, which was $1,021 million lower than the balance at June 30, 2007, as the corporation utilized cash on hand to repay $912 million of long-term debt that matured during the first six months of fiscal 2008.

Debt

The corporation’s total long-term debt decreased $839 million in the first six months of fiscal 2008, from $4,234 million at June 30, 2007, to $3,395 million at December 29, 2007, primarily as a result of the repayment of $912 million of maturing long-term debt during the first six months.

The corporation’s total long-term debt of $3,395 million is due to be repaid as follows: $539 million in the remainder of fiscal 2008; $539 million in fiscal 2009; $49 million in fiscal 2010; $21 million in fiscal 2011; $1,135 million in fiscal 2012; $521 million in fiscal 2013; and $591 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of cash on hand, short-term borrowings, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 61.0% fixed-rate debt as of December 29, 2007, as compared with 60.7% as of June 30, 2007. The increase in fixed-rate debt at December 29, 2007 versus June 30, 2007 is due to the repayment of long-term variable rate debt during the period and the impact of changes in foreign currency exchange rates. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in June 2009 and the pricing under this facility is based upon the corporation’s current credit rating. At December 29, 2007, the corporation had not borrowed under the facility and the facility does not mature or terminate upon a credit rating downgrade. The facility contains a number of typical covenants that the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended December 29, 2007, the corporation’s interest coverage ratio was 7.3 to 1.0.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of December 29, 2007, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings
Standard & Poor’s	BBB+	A-2
Moody’s Investors Service	Baa1	P-2
FitchRatings	BBB+	F-2

In December 2007, Standard & Poor’s indicated that the corporation’s credit rating on its senior unsecured obligations was put on negative outlook. Changes in the corporation’s credit ratings result in changes in the corporation’s borrowing costs. The corporation’s current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a high degree of liquidity. A downgrade of the corporation’s short-term credit rating to “A-3” (S&P rating) or “P-3” (Moody’s rating) would place the corporation in a commercial paper market that would contain significantly less market liquidity than it currently operates in with a rating of “A-2” or “P-2.” This would reduce the amount of commercial paper the corporation could issue and raise its commercial paper borrowing cost. To the extent that the corporation’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the corporation has the ability to use available credit facilities to satisfy operating requirements, if necessary.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $61 million in the remainder of fiscal 2008; $97 million in fiscal 2009; $75 million in fiscal 2010; $50 million in fiscal 2011; $36 million in fiscal 2012; $26 million in fiscal 2013; and $91 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $14 million in the remainder of fiscal 2008; $28 million in fiscal 2009; $25 million in fiscal 2010; $21 million in fiscal 2011; $17 million in fiscal 2012; $14 million in fiscal 2013; and $61 million, thereafter.

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

The corporation has various funding obligations and certain contingent guaranty obligations that are outlined below.

Pension Plans

As shown in the Pension footnote to the Consolidated Financial Statements that was included in the corporation's 2007 Annual Report on Form 10-K, the funded status of the corporation’s defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The underfunded status of the plans was $580 million at the end of fiscal 2007 as compared to $810 million at the end of fiscal 2006. Further information on the corporation’s pension plans is contained in Note 8 to these Consolidated Financial Statements.

In the first six months of fiscal 2008, the corporation contributed $71 million to these defined benefit pension plans and the corporation anticipates that an additional $140 million of cash contributions will be made over the last six months of the fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in fiscal 2008 may be materially different from the current estimate. The Significant Accounting Policies section and Note 20—Defined Benefit Pension Plans to the Consolidated Financial Statements, that are incorporated into the corporation's 2007 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The corporation’s estimated annual effective tax rate for fiscal 2008 assumes a charge of $108 million for the repatriation of a portion of fiscal 2008 foreign earnings to the U.S. At the end of fiscal 2007, the corporation had a deferred tax liability of approximately $420 million for future repatriation actions that had not yet been completed at the end of fiscal 2007. During the first six months of fiscal 2008, the corporation repatriated $1.6 billion of accumulated earnings of foreign subsidiaries to complete these repatriation actions and expects to settle the $420 million tax liability by the end of fiscal 2008 or early fiscal 2009. Other income or losses generated by the business, as well as the impact of changes in foreign currency exchange rates, will impact the total amount of cash taxes paid in any period. If further repatriation actions are completed in fiscal 2008, the amount of cash taxes that are paid in fiscal 2008 or early fiscal 2009 could also increase. Additional repatriation actions may occur in future periods and these actions will require additional cash tax payments and the funding of these tax payments will be made with cash generated from operations, dispositions and short-term borrowings.

Transformation Liabilities

The corporation has recognized amounts for transformation and other restructuring charges. At the end of the first six months of fiscal 2008, the corporation had recognized cumulative liabilities of approximately $140 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects that the majority of the remaining accrued costs will be paid out within the next two years.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is approximately $31 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

As outlined in the corporation’s 2007 Annual Report filed on Form 10-K with the Securities and Exchange Commission, the corporation’s control systems use analytical techniques including market value, sensitivity analysis and value at risk estimations. The following is a summary of the value at risk and sensitivity analysis results related to the corporation’s derivative portfolio.

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

Second Quarter Fiscal 2008
Interest rates	$18	$15	1 day	95%
Foreign exchange	23	18	1 day	95

Fiscal Year End 2007
Interest rates	$11	$9	1 day	95%
Foreign exchange	9	9	1 day	95

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the underlying exposure. At the end of the first six months of fiscal 2008 and the end of fiscal 2007, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $15 million and $11 million, respectively.

Significant Accounting Policies and Critical Estimates

The corporation’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2007 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the corporation are the only ones permissible under U.S. Generally Accepted Accounting Principles (GAAP) for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the corporation, as well as the related footnote disclosures. The corporation bases its estimates on historical experience, the input of third-party experts such as actuaries and appraisers and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the corporation’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the corporation are described in the Financial Review in the corporation’s 2007 Annual Report on Form 10-K.

Issued but not yet Effective Accounting Standards

Accounting for Defined Benefit Pension and Other Postretirement Plans – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” In accordance with the provisions of SFAS 158, a portion of the requirements have been adopted in fiscal 2007 and the remainder will be adopted in fiscal 2009, as described below. SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The company has recognized the funded status of its defined benefit pension and other postretirement benefit plans at the end of fiscal 2007.

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

Business Combinations – In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, which requires changes in the accounting and reporting of business acquisitions. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in SFAS No. 157. SFAS 141(R) is effective for the corporation for acquisitions that occur beginning in fiscal 2010. The corporation is currently evaluating the provisions of this new standard and has not determined the impact of adopting it at this time.

Minority Interests – In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest.

The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the corporation at the beginning of fiscal 2010. The corporation is evaluating the provision of this new standard; however, we currently believe the adoption of SFAS 160 will not have a material impact on the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter there have been no changes in the corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the corporation’s internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

As described in Sara Lee’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, two purported Sara Lee stockholders filed separate individual and derivative actions in the Circuit Court of Cook County, Illinois against Sara Lee and its Board of Directors for purported breaches of fiduciary duty relating to the allegations that the defendants misstated or omitted material adverse facts regarding Sara Lee’s business, operations, management, and financial statements, and the value of Sara Lee’s common stock. One complaint also contained a count against a former chairman, president and chief executive officer and a former chief financial officer of Sara Lee for breach of fiduciary duty related to their alleged insider trading.

The now consolidated action was amended on November 13, 2006 to add three new causes of action for alleged abuse of control, waste of corporate assets and unjust enrichment. The amended complaint seeks damages in an unspecified amount, and attorneys’ fees and expenses, punitive damages and interest.

On December 13, 2006, defendants moved to dismiss the amended complaint on the ground that plaintiffs failed to make a pre-suit demand upon the company’s Board of Directors. On May 10, 2007, the Court granted the defendants’ motion to dismiss; however, instead of an outright dismissal, the Court stayed entry of its order to allow plaintiffs the opportunity to make a demand on the company’s current Board of Directors. On November 15, 2007, the current Board of Directors received the plaintiffs’ demand. The demand letter attached the November 13, 2006 amended complaint but substituted a new plaintiff. In December 2007, the Board of Directors formed a special committee of disinterested directors to investigate plaintiffs’ demand. This case is set for status on May 21, 2008. The company believes that plaintiffs’ allegations are without merit and intends to continue to defend this action vigorously.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the second quarter of fiscal 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
September 30, 2007 to November 3, 2007	1,127,473	$16.00	1,127,473	41,862,996
November 4, 2007 to December 1, 2007	6,671,235	15.93	6,671,235	35,191,761
December 2, 2007 to December 29, 2007	4,276,666	16.22	4,276,666	30,915,095
Total	12,075,374		12,075,374	30,915,095

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At December 29, 2007, 31 million shares remain authorized for repurchase under this program. There is no expiration date for the program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Bylaws, amended January 31, 2008

10.1	Annual Incentive Plan Program for Fiscal Year 2008

10.2	Letter of Understanding regarding expatriate assignment dated January 22, 2008 between Theo de Kool and Sara Lee Corporation

10.3	Sara Lee Corporate Severance Plan for Corporate Officers, amended January 31, 2008

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ L.M. De Kool
L.M. De Kool
Chief Financial Officer
(Principal Accounting Officer)

DATE: February 6, 2008