Form 10-Q
period 2008-03-29
Sara Lee Corp
filed 2008-05-06
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer, smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 29, 2008, the Registrant had 706,307,100 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at March 29, 2008 and June 30, 2007

(Unaudited)

In millions	March 29, 2008	June 30, 2007
Assets
Cash and equivalents	$1,258	$2,517
Trade accounts receivable, less allowances	1,433	1,277
Inventories
Finished goods	810	712
Work in process	44	34
Materials and supplies	443	294

	1,297	1,040
Current deferred income taxes	348	33
Other current assets	372	277
Assets of discontinued operations	—	64

Total current assets	4,708	5,208
Other non-current assets	252	196
Property, net of accumulated depreciation of $3,147 and $2,837, respectively	2,511	2,393
Trademarks and other identifiable intangibles, net	1,053	1,002
Goodwill	3,020	2,698
Deferred income taxes	248	137
Assets of discontinued operations	—	121

	$11,792	$11,755

Liabilities and Stockholders’ Equity
Notes payable	$23	$23
Accounts payable	1,068	1,055
Accrued liabilities	1,814	1,763
Current maturities of long-term debt	864	1,427
Liabilities of discontinued operations	—	48

Total current liabilities	3,769	4,316
Long-term debt	2,478	2,770
Pension obligation	574	662
Deferred income taxes	302	128
Other liabilities	1,282	1,157
Liabilities of discontinued operations	—	93
Minority interests in subsidiaries	22	14
Common stockholders’ equity	3,365	2,615

	$11,792	$11,755

See accompanying Notes to Consolidated Financial Statements

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarter and Nine Months ended March 29, 2008 and March 31, 2007

(Unaudited)

	Quarter Ended		Nine Months Ended
In millions, except per share data	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Continuing operations
Net sales	$3,243	$2,935	$9,705	$8,857

Cost of sales	1,984	1,778	5,997	5,448
Selling, general and administrative expenses	1,020	973	3,064	2,893
Net charges (benefits) for exit activities, asset and business dispositions	(3)	30	8	69
Impairment charges	—	4	—	156
Contingent sale proceeds	—	—	(130)	(120)
Interest expense	42	65	143	200
Interest income	(20)	(36)	(66)	(96)

	3,023	2,814	9,016	8,550

Income from continuing operations before income taxes	220	121	689	307
Income tax expense (benefit)	(14)	8	73	(15)

Income from continuing operations	234	113	616	322

Discontinued operations
Net income from discontinued operations, net of tax expense of nil, $1, nil and $31	1	—	1	51
(Loss) gain on sale of discontinued operations, net of tax expense of $1, nil, $1 and $2	(24)	3	(24)	14

Net income	$211	$116	$593	$387

Income from continuing operations per share of common stock
Basic	$0.33	$0.15	$0.86	$0.43

Diluted	$0.33	$0.15	$0.86	$0.43

Net income per share of common stock
Basic	$0.30	$0.16	$0.83	$0.52

Diluted	$0.30	$0.16	$0.82	$0.52

Average shares outstanding
Basic	709	735	718	744

Diluted	710	738	719	746

Cash dividends per share of common stock	$0.105	$0.10	$0.31	$0.30

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Common Stockholders’ Equity

For the Period July 1, 2006 to March 29, 2008

Unaudited

In millions, except per share data	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balances at July 1, 2006	$2,449	$8	$62	$3,855	$(137)	$(1,339)
Net income	387	—	—	387	—	—	$387
Translation adjustments, net of tax	462	—	—	—	—	462	462
Minimum pension liability, net of tax	(36)	—	—	—	—	(36)	(36)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	29	—	—	—	—	29	29

Comprehensive income							$842

Dividends—common ($0.30 per share)	(225)	—	—	(225)	—	—
Spin off of Hanesbrands Inc. business	(18)	—	—	(85)	—	67
Stock issuances—
Stock option and benefit plans	39	—	39	—	—	—
Restricted stock	26	—	26	—	—	—
Share repurchases and retirement	(490)	—	(105)	(385)	—	—
ESOP tax benefit, redemptions and other	7	(1)	3	—	5	—

Balances at March 31, 2007	2,630	7	25	3,547	(132)	(817)
Adjustment to apply SAB No. 108	58	—	—	53	—	5
Net income	117	—	—	117	—	—	$117
Translation adjustments, net of tax	42	—	—	—	—	42	42
Minimum pension liability, net of tax	179	—	—	—	—	179	179
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	5	—	—	—	—	5	5

Comprehensive income							$343

Adjustment to apply SFAS No. 158, net of tax	(168)	—	—	—	—	(168)
Dividends—common ($0.10 per share)	(73)	—	—	(73)	—	—
Spin off of Hanesbrands Inc. business	(11)	—	—	(11)	—	—
Stock issuances—
Stock option and benefit plans	8	—	8	—	—	—
Restricted stock	3	—	3	—	—	—
Share repurchases and retirement	(196)	(1)	(34)	(161)	—	—
ESOP tax benefit, redemptions and other	21	1	(2)	13	9	—

Balances at June 30, 2007	2,615	7	—	3,485	(123)	(754)
Net income	593	—	—	593	—	—	$593
Translation adjustments, net of tax	642	—	—	—	—	642	642
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	17	—	—	—	—	17	17
Pension/Postretirement activity, net of tax	(8)	—	—	—	—	(8)	(8)

Comprehensive income							$1,244

Adoption of SFAS Interpretation No. 48	13	—	—	13	—	—
Dividends—common ($0.31 per share)	(224)	—	—	(224)	—	—
Stock issuances—
Stock option and benefit plans	8	—	8	—	—	—
Restricted stock	18	—	18	—	—	—
Share repurchases and retirement	(315)	—	(27)	(288)	—	—
ESOP tax benefit, redemptions and other	6	—	1	—	5	—

Balances at March 29, 2008	$3,365	$7	$—	$3,579	$(118)	$(103)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months ended March 29, 2008 and March 31, 2007

(Unaudited)

	Nine Months Ended
In millions	March 29, 2008	March 31, 2007
OPERATING ACTIVITIES—
Net income	$593	$387
Less: Cash received from contingent sale proceeds	(130)	(120)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	295	320
Amortization	90	89
Impairment charges	—	156
Net loss (gain) on business dispositions	24	(38)
Increase (decrease) in deferred income taxes	29	(29)
Other	71	75
Changes in current assets and liabilities, net of businesses acquired and sold	(734)	(742)

Net cash from operating activities	238	98

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(306)	(354)
Purchase of software and other intangibles	(44)	(73)
Dispositions of businesses and investments	(2)	351
Cash received from loans receivable	—	688
Cash received from contingent sale proceeds	130	120
Cash received from (used in) derivative transactions	74	(25)
Cash used to invest in short-term investments	—	(639)
Cash received from maturing short-term investments	—	299
Sales of assets	28	59

Net cash (used in) received from investment activities	(120)	426

FINANCING ACTIVITIES—
Issuances of common stock	5	33
Purchases of common stock	(315)	(490)
Borrowings of long-term debt	—	2,895
Repayments of long-term debt	(1,003)	(407)
Repayments of short-term debt, net	(5)	(1,713)
Cash transferred to Hanesbrands Inc. in spin off	—	(650)
Payments of dividends	(222)	(301)

Net cash used in financing activities	(1,540)	(633)

Effect of changes in foreign exchange rates on cash	160	96

(Decrease) in cash and equivalents	(1,262)	(13)
Add: Cash balance of discontinued operations at beginning of year	3	18
Less: Cash balance of discontinued operations at end of quarter	—	2
Cash and equivalents at beginning of year	2,517	2,227

Cash and equivalents at end of quarter	$1,258	$2,230

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES—
(Increase) decrease in trade accounts receivable	$(38)	$8
(Increase) in inventories	(158)	(138)
(Increase) in other current assets	(13)	(36)
(Decrease) in accounts payable	(71)	(52)
(Decrease) in accrued liabilities	(255)	(245)
(Decrease) in accrued taxes	(199)	(279)

Changes in current assets and liabilities, net of businesses acquired and sold	$(734)	$(742)

See accompanying Notes to Consolidated Financial Statements

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Balance Sheet Revision

Basis of Presentation:

The consolidated financial statements for the quarter and nine month periods ended March 29, 2008 and March 31, 2007 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation or the company”), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the quarter and first nine months ended March 29, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation’s Form 10-K for the year ended June 30, 2007 and other financial information filed with the Securities and Exchange Commission.

The corporation’s fiscal year ends on the Saturday closest to June 30. The third quarter and first nine months of fiscal 2008 ended on March 29, 2008 and the third quarter and first nine months of fiscal 2007 ended on March 31, 2007. Each of these quarters was a thirteen-week period and each nine month period was a thirty-nine week period. Unless otherwise stated, references to years relate to fiscal years.

Balance Sheet Revision:

In the third quarter of 2008, the corporation determined that a $420 million deferred income tax liability related to the anticipated repatriation of foreign earnings was misclassified as a noncurrent deferred income tax liability on the consolidated balance sheet at June 30, 2007. Because these deferred income tax amounts are settled at the time the earnings are repatriated and it was anticipated the repatriation would occur within twelve months, the deferred income tax liability should have been classified as current. Additionally, during the third quarter 2008 financial statement closing process, the corporation reviewed the detail of its balance sheet classification of other significant deferred tax items and identified $30 million of additional items that were incorrectly classified as noncurrent at June 30, 2007. Correction of these errors moves most of the reclassification from long-term deferred income tax liabilities to current deferred income tax assets because the tax jurisdiction the corrections pertain to is in a net current deferred income tax asset position. These classification errors resulted in a $435 million overstatement of current deferred income tax assets, a $450 million overstatement of noncurrent deferred income tax liabilities, and a $15 million understatement of accrued liabilities but had no impact on net income, common stockholders’ equity or cash flows. While the corporation has concluded that this misclassification did not materially misstate any previously issued financial statements, the June 30, 2007 balance sheet was revised in order to improve the consistency and comparability of deferred income tax and working capital balances. The impact of this revision on the relevant lines in the balance sheet (as adjusted for discontinued operations) is summarized below:

	Balances at June 30, 2007
	As reported	As adjusted
Current deferred income tax asset	$468	$33
Total current assets	5,643	5,208
Total assets	12,190	11,755

Accrued liabilities	1,748	1,763
Total current liabilities	4,301	4,316
Noncurrent deferred income taxes	578	128
Total liabilities and equity	12,190	11,755

2.	Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the quarter and nine months ended March 29, 2008, options to purchase 31.4 million and 29.4 million shares, respectively, of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and nine months ended March 31, 2007, options to purchase 33.4 million and 35.9 million shares, respectively, of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The average shares outstanding declined in the first nine months of 2008 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. During the first nine months of 2008, the corporation repurchased 19.7 million shares of common stock for a purchase price of $315 million. The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock. At March 29, 2008, 24.8 million shares remain authorized for repurchase under this program. The timing and amount of future share repurchases will be based upon market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and diluted – for the third quarter and first nine months of 2008 and 2007:

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter ended		Nine Months ended
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007
Income from continuing operations	$234	$113	$616	$322
Income from discontinued operations, net of tax	1	—	1	51
Gain (loss) on disposition of discontinued operations, net of tax	(24)	3	(24)	14

Net income	$211	$116	$593	$387

Average shares outstanding – basic	709	735	718	744
Dilutive effect of stock option and award plans	1	3	1	2

Diluted shares outstanding	710	738	719	746

Income from continuing operations per share
Basic	$0.33	$0.15	$0.86	$0.43

Diluted	$0.33	$0.15	$0.86	$0.43

Income (loss) from discontinued operations per share
Basic	$(0.03)	$—	$(0.03)	$0.09

Diluted	$(0.03)	$—	$(0.03)	$0.09

Net income per common share (1)
Basic	$0.30	$0.16	$0.83	$0.52

Diluted	$0.30	$0.16	$0.82	$0.52

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

3.	Segment Information

The following is a general description of the corporation’s six business segments:

•	North American Retail Meats – sells a variety of packaged meat products to retail customers in North America.

•	North American Retail Bakery – sells a variety of bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	Foodservice – sells a variety of meats, bakery, and beverage products to foodservice customers in North America.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

•	Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides in markets around the world, including the U.S., Europe and India.

The following is a summary of net sales and operating segment income by business segment for the third quarter and first nine months of 2008 and 2007:

	Net Sales
(In millions)	Third Quarter 2008	Third Quarter 2007	Nine Months 2008	Nine Months 2007
North American Retail Meats	$590	$577	$1,781	$1,750
North American Retail Bakery	528	476	1,593	1,474
Foodservice	529	529	1,676	1,681
International Beverage	807	658	2,334	1,896
International Bakery	231	195	686	594
Household and Body Care	571	507	1,674	1,481

Total business segments	3,256	2,942	9,744	8,876
Intersegment sales	(13)	(7)	(39)	(19)

Net sales	$3,243	$2,935	$9,705	$8,857

	Income from Continuing Operations Before Income Taxes
(In millions)	Third Quarter 2008	Third Quarter 2007	Nine Months 2008	Nine Months 2007
North American Retail Meats	$53	$28	$127	$67
North American Retail Bakery	14	(12)	29	(4)
Foodservice	35	39	112	117
International Beverage	129	121	375	203
International Bakery	17	14	39	32
Household and Body Care	77	59	198	193

Total operating segment income	325	249	880	608

Amortization of intangibles	(17)	(16)	(49)	(47)
General corporate expenses	(66)	(83)	(195)	(270)
Contingent sale proceeds	—	—	130	120

Operating income	242	150	766	411
Net interest expense	(22)	(29)	(77)	(104)

Income from continuing operations before income taxes	$220	$121	$689	$307

At the beginning of the first quarter of 2008, the corporation centralized operating responsibility for the management of trade accounts receivable in the U.S. to the corporation’s shared services operations. As a result, the corporation’s management, including the chief operating decision maker, no longer includes U.S. accounts receivable in the total assets of the U.S. business segments for purposes of evaluating and monitoring performance of these segments. These assets are evaluated as part of the operating performance of the corporation’s shared services operations and are now reported as part of other corporate assets in the corporation’s total assets disclosures. There have been no changes in the reporting responsibility for trade receivables of the international operations and those assets continue to be reported in the international segments. Prior period asset amounts have been restated to reflect this change.

	March 29, 2008	June 30, 2007
Assets
North American Retail Meats	$1,001	$929
North American Retail Bakery	1,118	1,129
Foodservice	1,649	1,608
International Beverage	2,580	2,886
International Bakery	1,555	1,485
Household and Body Care	2,614	2,880

	10,517	10,917

Net assets held for sale	13	2
Discontinued operations	—	185
Other corporate assets (a)	1,262	651

Total assets	$11,792	$11,755

(a)	Principally trade receivables of the U.S. operations that are centrally managed, cash and cash equivalents, certain corporate fixed assets, deferred tax assets and certain other noncurrent assets.

4.	Impairment Review and Goodwill

2008

The corporation tests goodwill and intangible assets not subject to amortization for impairments in the second quarter of each fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets. As a result of the review in the second quarter of 2008, the corporation concluded that no impairment of goodwill or intangibles not subject to amortization exists. During the course of this review, the corporation determined that the amount of goodwill attributed to certain reporting units needed to be revised. Goodwill has been reallocated based upon the relative fair value of the reporting units that existed at the time the corporation realigned its business units into new segments during 2006. During 2006 and through the first quarter of 2008, the goodwill allocated to the International Bakery segment had been denominated in U.S. dollars. In the second quarter of 2008, the corporation determined that goodwill allocated to its International Bakery segment should have been denominated in European euros and subject to translation into the company’s reporting currency from 2006 to the present. While the adjustment related to the reallocation of goodwill had no impact on the corporation’s total goodwill value, the adjustment related to the redenomination of goodwill had the impact of increasing the corporation’s total value of goodwill and increasing the total currency translation adjustment included in the accumulated other comprehensive income section of stockholders’ equity and other comprehensive income. The following table summarizes goodwill reported in continuing operations by reportable business segment for 2007 and 2008 and includes the impact of the revisions described above:

	North American Retail Meats	North American Retail Bakery	Foodservice	International Beverage	International Bakery	Household and Body Care	Total
Net book value at July 1, 2006	$92	$294	$954	$272	$622	$517	$2,751
Impairment	—	—	—	(92)	—	—	(92)
Foreign exchange/other	—	—	—	13	—	26	39

Net book value at June 30, 2007	92	294	954	193	622	543	2,698
Goodwill reallocation	—	3	48	—	(51)	—	—
Redenomination	—	—	—	24	63	19	106
Foreign exchange	—	—	—	43	110	63	216

Net book value at March 29, 2008	$92	$297	$1,002	$260	$744	$625	$3,020

The goodwill redenomination of $106 million presented above represents the cumulative adjustment up to the end of 2007. As the error was discovered and corrected in the second quarter of 2008, the impact of this error on the currency translation adjustment in the first quarter of 2008 was $41 million, and the cumulative error amount was $147 million through the end of the first quarter of 2008, an amount which management believes to be immaterial to the consolidated quarterly and annual financial statements.

The corporation continues to believe that it is reasonably likely that the goodwill of certain reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management. These reporting units include a bakery operation in Europe with $540 million of goodwill and a bakery operation in the Foodservice segment with $859 million of goodwill as of March 29, 2008. Both of these reporting units are currently generating sufficient amounts of operating earnings to support the recoverability of goodwill but need to show continued improvement in operating earnings to support the value of their goodwill. Additionally, because some of the inherent assumptions and estimates used in determining the fair value of these reporting units are outside the control of management, including interest rates, the cost of capital, and tax rates, changes in these underlying assumptions and our credit rating can also adversely impact the business units’ fair values. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and can result in impairment for a portion or all of the goodwill amounts noted previously.

2007

The corporation recognized a $156 million pretax and $135 million after tax impairment charge in the first nine months of 2007 which is comprised of the following components:

(In millions)	Goodwill Impairment	Trademark Impairment	Property Impairment	Investment Impairment	Total Impairment
International Beverage	$92	$26	$—	$—	$118
North American Retail Meats	—	—	34	—	34
Household and Body Care	—	—	—	4	4

Pretax impairment charge	92	26	34	4	156
Tax expense (benefit)	—	(9)	(12)	—	(21)

Impact on net income	$92	$17	$22	$4	$135

Goodwill Impairment – As part of its annual review, in the second quarter of 2007, the corporation concluded that the carrying amount of its Brazilian and Austrian coffee reporting units, which are reported in the International Beverage segment, exceeded their respective fair values. As a result, the corporation compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $92 million impairment loss needed to be recognized. Of this amount, $86 million related to the Brazilian reporting unit and $6 million related to the Austrian reporting unit. The impairment loss recognized equaled the entire remaining amount of goodwill in each reporting unit. The fair values of the reporting units were determined using discounted future cash flows. No tax benefit was recognized on either the Brazilian or Austrian goodwill impairment losses.

After considering the lower future profit expectations for the Brazilian operations, the corporation also concluded that it was necessary to recognize a full $27 million valuation reserve on the net deferred tax assets related to the Brazilian tax jurisdiction which is reported as tax expense in the Consolidated Statement of Income.

Trademark Impairment – In conjunction with the actions resulting in the impairment of the Brazilian goodwill, in the second quarter of 2007, the corporation assessed the realization of its long-lived assets associated with this held-for-use asset grouping. The primary asset in the asset group was determined to be trademarks, which had a carrying value of $47 million and are being amortized over 10 years. Using the anticipated undiscounted cash flows of the asset group, the corporation concluded that the asset group was not fully recoverable. As a result of this evaluation, the corporation concluded that the carrying value of the trademarks exceeded the fair value by $26 million. The fair value of the trademarks was estimated using the royalty saved method. The after tax impact of the trademark impairment is $17 million.

Property Impairment – During the second quarter of 2007, management decided to close a facility that was part of the North American Retail Meats segment and recognized an impairment charge of $34 million for this asset group. The after tax impact of this impairment loss is $22 million.

Investment Impairment – The corporation owns and operates a manufacturing plant in Zimbabwe that is included in the Household and Body Care segment. Changes in local governmental regulations in Zimbabwe include severe foreign exchange restrictions which inhibit the corporation from declaring dividends and repatriating earnings from the local operation. Based on these severe foreign exchange restrictions and general economic uncertainty in this economy, the corporation has considered the investment in the local business impaired, recognized a pretax and after tax impairment charge in the third quarter of 2007 for $4 million, and deconsolidated the business at the end of the third quarter of 2007. The remaining investment in these operations is being recorded as a cost basis investment and has a value of less than $1 million.

5.	Discontinued Operations

The following is a summary of the operating results of the corporation’s discontinued operations for the quarter and first nine months of 2008 and 2007.

	Quarter ended March 29, 2008			Nine Months ended March 29, 2008
(In millions)	Net Sales	Pretax Income	Income	Net Sales	Pretax Income	Income
Meats Mexico	$79	$1	$1	$238	$1	$1

	Quarter ended March 31, 2007			Nine Months ended March 31, 2007
(In millions)	Net Sales	Pretax Income	Income	Net Sales	Pretax Income (Loss)	Income (Loss)
Meats Mexico	$71	$1	$—	$222	$(10)	$(11)
European Meats	—	—	—	114	7	3
Branded Apparel Americas/Asia	—	—	—	787	85	59

Total	$71	$1	$—	$1,123	$82	$51

Results of Discontinued Operations – The corporation closed on the sale of its meats Mexico business, which was part of the North American Retail Meats segment, on March 29, 2008 and closed on the sale of its European Meats business on August 8, 2006. It completed the spin off of the Branded Apparel Americas/Asia business on September 5, 2006. The operating results of these businesses are reflected in discontinued operations through the date of disposition.

The prior year balance sheet amounts of our meats Mexico business have been reclassified as discontinued operations. These amounts, which related to working capital, fixed assets and related lease liabilities of the business, and $31 million of cumulative translation adjustments, were removed from the balance sheet as of March 29, 2008 with the close of the sale of this business.

Gain (loss) on the Sale of Discontinued Operations

The corporation completed the disposition of its Mexican meat business in March 2008 as it wanted to more closely focus on its core brands in the U.S. The corporation recognized a pretax loss of $23 million and an after tax loss of $24 million. As the cash proceeds were received after the end of the quarter, a $55 million receivable was reported on the Other Current Assets line of the condensed consolidated balance sheet at March 29, 2008.

During the first nine months of 2007, the corporation completed the disposition of three businesses reported as discontinued operations. The gain (loss) recognized in the third quarter and first nine months of 2007 is as follows:

	Quarter ended March 31, 2007			Nine Months ended March 31, 2007
(In millions)	Pretax Gain on Disposition	Tax Charge	After Tax Gain	Pretax Gain (Loss) on Disposition	Tax Charge	After Tax Gain (Loss)
European Meats	$—	$—	$—	$29	$—	$29
U.K. Apparel	3	—	3	3	—	3
Philippines Portion of European Branded Apparel	—	—	—	8	(2)	6
Branded Apparel Americas/Asia	—	—	—	(24)	—	(24)

Total	$3	$—	$3	$16	$(2)	$14

European Meats – The corporation completed the disposition of its European Meats business in August 2006 and recognized a pretax and after tax gain of $29 million. Included in this amount is a $5 million charge to recognize certain customary postclosing adjustments, which resulted from certain working capital and other reconciliations and completed various tax reporting requirements.

U.K. Apparel – The U.K. Apparel business was sold in June 2006 in two transactions, with one buyer purchasing certain manufacturing operations in Sri Lanka and a separate buyer purchasing the Courtaulds operations centered in the U.K. The sale agreement provides for working capital and other customary postclosing adjustments relating to the assets transferred. In the third quarter of 2007, the corporation recognized $3 million of income resulting from the settlement of the working capital adjustment.

Philippines Portion of European Branded Apparel – Substantially all of the European Branded Apparel business was sold in February 2006. However, the sale of the Philippine portion of the European Branded Apparel business did not legally close until September 2006 when final approval was received from the Philippine government. The buyer agreed to assume financial responsibility for the Philippines business in February 2006 upon the initial closing of the sale transaction. As such, no financial results for the Philippines business are included in the operating results of the corporation after that date. In September 2006, upon receiving local government approval, the corporation completed the legal transfer of the assets and recognized a pretax gain of $8 million and an after tax gain of $6 million.

Branded Apparel Americas/Asia – In February 2005, the corporation announced its intent to spin off the corporation’s Branded Apparel Americas/Asia business. In preparation for the spin off, the corporation incorporated Hanesbrands Inc. (“Hanesbrands”), a Maryland corporation to which it transferred the assets and liabilities that related to the Branded Apparel Americas/Asia business. On September 5, 2006, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, Hanesbrands received $2,558 million of cash proceeds. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. Immediately following this dividend payment, Sara Lee distributed to each stockholder of record one share of Hanesbrands common stock for every eight shares of Sara Lee common stock held. The spin off was tax free on a U.S. tax basis to the corporation and its shareholders. The corporation recognized $24 million of expense in the first quarter of 2007 for certain investment banker and other fees as a direct result of this transaction, which are recognized as part of the net gain on disposal of discontinued operations.

Subsequent to the spin off date, the corporation has completed certain postclosing adjustments, tax reporting and other postclosing reconciliations in various areas, including completing the split of the corporation’s pension plans and the determination of the relevant asset split to each plan under ERISA rules. Further postclosing tax adjustments may occur after certain future tax reporting requirements are completed. The net assets of the Hanesbrands business distributed are reflected as a dividend in the corporation’s Consolidated Statements of Common Stockholders’ Equity.

Discontinued Operations – Cash Flows –

The corporation’s discontinued operations impacted the cash flows of the corporation in the first nine months of 2008 and 2007 as summarized in the table below:

(In millions) – Increase / (Decrease)	Nine Months Ended March 29, 2008	Nine Months Ended March 31, 2007
Discontinued operations impact on:
Cash flow from operating activities	$10	$76
Cash flow (used in) from investing activities	(8)	(45)
Cash flow (used in) from financing activities	(5)	(47)
Effect of foreign exchange rates on cash	—	—

Net cash impact of discontinued operations	$(3)	$(16)

Cash balance of discontinued operations:
At start of period	$3	$18
At end of period	—	2

Decrease in cash of discontinued operations	$(3)	$(16)

6.	Exit, Disposal and Transformation Activities

The company announced a transformation plan in February 2005 designed to improve performance and better position the company for long-term growth. The plan involved significant changes in the company’s organizational structure, portfolio changes involving the disposition of a significant portion of the corporation’s business, and a number of actions to improve operational efficiency. As part of its ongoing efforts to improve its operational performance, the corporation initiated additional actions in 2008 and recognized certain trailing costs related to transformation actions initiated in earlier years, including the impact of certain activities that were completed for amounts more favorable than previously estimated.

The nature of the costs incurred under actions initiated in 2008 and the long-term transformation plan includes the following:

1) Exit Activities, Asset and Business Disposition Actions – These amounts primarily relate to:

•	Employee termination costs

•	Lease exit costs

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations

2) Transformation Costs – These amounts primarily relate to:

•	Expenses associated with the installation of new information systems, including the amortization of capitalized software costs

•	Costs to retain and relocate employees, as well as costs to recruit new employees

•	Consulting costs

•

Accelerated depreciation and amortization associated with decisions to dispose of or abandon the use of certain tangible and intangible assets at dates earlier than previously anticipated, pursuant to an exit plan. Accelerated depreciation represents the incremental impact of the revised estimate of remaining depreciation expense in excess of the original depreciation expense.

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS from continuing operations:

	Quarter ended		Nine Months ended
(In millions)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Cost of sales:
Accelerated depreciation	$—	$—	$1	$29
Transformation charges	1	2	7	6
Selling, general and administrative expenses:
Accelerated depreciation	—	—	—	1
Transformation charges	9	33	33	87
Net charges for (income from):
Exit activities	—	33	10	85
Asset and business dispositions	(3)	(3)	(2)	(16)

Reduction in income from continuing operations before income taxes	7	65	49	192
Income tax benefit	(2)	(24)	(17)	(71)

Reduction in income from continuing operations	5	41	32	121

Impact on diluted EPS from continuing operations	$0.01	$0.06	$0.05	$0.16

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Quarter Ended		Nine Months Ended
(In millions)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
North American Retail Meats	$(1)	$24	$—	$64
North American Retail Bakery	—	14	1	24
Foodservice	(1)	3	(1)	9
International Beverage	1	7	8	16
International Bakery	—	1	8	10
Household and Body Care	3	7	6	10

Decrease in operating segment income	2	56	22	133
Increase in general corporate expenses	5	9	27	59

Total	$7	$65	$49	$192

The following discussion provides information concerning the exit, disposal and transformation activities for each year where actions were initiated.

2008 Actions

During the third quarter and first nine months of 2008, the corporation approved certain actions related to exit, disposal and transformation activities. Net charges of $8 million and $49 million were recognized during the third quarter and first nine months of 2008, respectively, related to the 2008 actions. The composition of these charges and the remaining accruals are as follows:

(In millions)	Employee Termination and Other Benefits	Asset and Business Disposition Actions	Accelerated Depreciation	Transformation Costs – IT and Other	Total
Exit and disposal costs recognized during 2008	$10	$(2)	$1	$40	$49
Charges against assets	—	—	(1)	(10)	(11)
Asset and business disposition gains (losses)	—	2	—	—	2
Cash payments	(4)	—	—	(28)	(32)
Change in estimate	—	—	—	—	—
Foreign exchange impact	1	—	—	—	1

Accrued costs as of March 29, 2008	$7	$—	$—	$2	$9

Exit and disposal costs (income) recognized in Q3 2008	$1	$(3)	$—	$10	$8

Employee Termination and Other Benefits – During the year, the corporation implemented plans to terminate 120 employees, primarily in our Foodservice and International Bakery segments, of which 72 were not yet terminated by quarter end.

Asset and Business Disposition Actions – During the third quarter, the corporation recognized a $3 million gain related to the disposition of a Foodservice manufacturing facility. Total proceeds from the sale were $6 million.

Transformation Costs – The corporation recognized costs related to the implementation of common information systems across the organization in order to improve operational efficiencies. These primarily relate to costs associated with assessing current systems, the evaluation of system alternatives, and process re-engineering costs, as well as the amortization of certain capitalized software costs.

The remaining accrued costs noted above are expected to be paid out within the next two years.

2007 Actions

In 2007, the corporation implemented certain actions related to exit, disposal and transformation activities including the following:

•

Implemented a plan to terminate 2,582 employees concentrated primarily in our North American Retail Meats, North American Retail Bakery, Foodservice, and International Beverage segments. As of March 29, 2008, 180 employees related to this plan were not yet terminated. Reductions in the planned headcount terminations from prior periods reflect the impact of certain employees not being terminated as originally planned.

•	Incurred costs to exit certain leased space, including those costs related to the relocation of the corporation’s headquarters to Downers Grove, Illinois.

•

Recognized net gains associated with the disposal of certain Household and Body Care facilities offset by charges related to various disposition costs primarily associated with the spin off of the Branded Apparel business.

•	Recognized accelerated depreciation primarily on domestic meat processing facilities and equipment. All of the facilities were closed by the end of 2007.

•

Incurred transformation costs as a result of management’s decision to centralize the management of its North American and European operations. Costs were incurred to relocate employees, recruit new employees, and pay retention bonuses to preserve business continuity. The corporation also incurred consulting costs to assist in the development of strategic operating and financial plans and employee training. Certain information technology costs were also incurred and related to the implementation of common information systems across the organization.

Significant actions completed during the third quarter and first nine months of 2008 and the status of the remaining elements of the 2007 actions along with the remaining accruals are as follows:

(In millions)	Employee Termination and Other Benefits	Non-cancelable lease and other contractual obligations	Losses on abandonment of assets	Asset and business disposition actions	Accelerated Depreciation	Transformation Costs – IT and Other	Total
Accrued costs as of June 30, 2007	$68	$11	$—	$—	$—	$7	$86
Cash payments	(34)	(3)	—	—	—	(7)	(44)
Change in estimate	(1)	1	—	—	—	—	—
Foreign exchange impacts	5	—	—	—	—	—	5

Accrued costs as of March 29, 2008	$38	$9	$—	$—	$—	$—	$47

Exit and disposal costs (income) recognized in Q3 2008	$(2)	$—	$—	$—	$—	$—	$(2)

Employee termination and other benefits – During the third quarter and first nine months of 2008, the corporation severed 84 and 276 employees, respectively, and expects to sever the majority of the remaining 180 employees before the end of the fiscal year. Also during the quarter, costs previously accrued for were adjusted as a result of certain termination actions not being completed as originally planned. The majority of the $38 million of remaining accrued costs is expected to be paid out within the next two years.

Noncancelable lease and other contractual obligations – As of the end of 2007, the corporation had exited all of the facilities contemplated in the original charge. The remaining accrual represents the amounts expected to be due under these arrangements, the majority of which is expected to be paid out over the next year.

2006 Actions

In 2006, the corporation implemented certain actions related to exit, disposal and transformation activities including the following:

•

Implemented a plan to terminate 1,873 employees concentrated primarily in our North American Retail Meats, North American Retail Bakery, International Beverage, and Household and Body Care segments. All of these employees were terminated by the end of 2007.

•	Incurred costs to exit certain leased space as well as costs to terminate contracts with foreign sales agents.

•	Recognized net gains related to various asset and business disposition actions related primarily to our European operations. All of these assets were disposed of by the end of 2006.

•

Recognized accelerated depreciation on disposed manufacturing facilities and equipment impacting all of our segments and also recognized charges related to closure of administrative buildings in order to consolidate the administration of our North American operations.

•

Incurred transformation costs as a result of management’s decision to improve operational efficiency and standardize systems. Costs were incurred to relocate employees, recruit new employees, and pay retention bonuses to preserve business continuity. The corporation also incurred consulting costs to assist in the development of strategic operating and financial plans and employee training costs. Certain information technology costs were also incurred and related to the implementation of common information systems across the organization.

•	Realized a net gain related to the corporation’s decision to modify its vacation policy for U.S. employees.

Significant actions completed during the third quarter and first nine months of 2008 and the status of the remaining elements of the 2006 actions along with the remaining accruals are as follows:

(In millions)	Employee Termination and Other Benefits	Non-cancelable lease and other contractual obligations	Transformation Costs – IT and Other	Total
Accrued costs as of June 30, 2007	$60	$3	$1	$64
Cash payments	(21)	—	—	(21)
Change in estimate	—	—	—	—
Foreign exchange impacts	8	—	—	8

Accrued costs as of March 29, 2008	$47	$3	$1	$51

Exit and disposal costs recognized in Q3 2008	$1	$—	$—	$1

Employee Termination and Other Benefits – All termination actions were completed as of the end of 2007. The majority of the $47 million of remaining accrued costs is expected to be paid out within the next two years.

Noncancelable Lease and Other Contractual Obligations – The corporation had exited all of the facilities contemplated in this charge by the end of 2006. The remaining accrual represents the amounts expected to be due under these arrangements.

2005 Actions

During 2005, the corporation approved certain exit, disposal and restructuring actions to exit certain business activities and improve its performance under its previously announced transformation plan. These actions have since been completed. As of March 29, 2008, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these actions total $9 million and represent various severance obligations. The majority of the remaining accrued costs are expected to be paid out in the next year.

7.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

(In millions)	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Pension Adjustment	Accumulated Other Comprehensive Income
Balance at July 1, 2006	$(661)	$(42)	$(636)	$(1,339)
Spin off of Hanesbrands	5	4	58	67
Disposition of European Meats business	229	—	—	229
Other comprehensive income (loss) activity	233	29	(36)	226

Balance at March 31, 2007	(194)	(9)	(614)	(817)
Other comprehensive income (loss) activity	47	5	11	63

Balance at June 30, 2007	(147)	(4)	(603)	(754)
Goodwill redenomination	106	—	—	106
Disposition of Meats Mexico business	31	—	—	31
Other comprehensive income (loss) activity	505	17	(8)	514

Balance at March 29, 2008	$495	$13	$(611)	$(103)

Comprehensive income in the third quarters of 2008 and 2007 was $447 million and $179 million, respectively. Comprehensive income in the first nine months of 2008 and 2007 was $1,244 million and $842 million, respectively.

In the second quarter of 2008, the corporation redenominated goodwill that previously was recorded in U.S. dollars into currencies other than the corporation’s functional currency which resulted in a $106 million goodwill increase. See Note 4, “Impairment Review and Goodwill” for additional information.

8.	Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s 2007 Annual Report on Form 10-K which is filed with the Securities and Exchange Commission. As of June 30, 2007, the net accumulated derivative loss recorded in Accumulated Other Comprehensive Income was $4 million. During the nine months ended March 29, 2008, $32 million of accumulated net derivative losses were deferred into Accumulated Other Comprehensive Income and $49 million of accumulated net derivative losses were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at March 29, 2008 of an accumulated gain of $13 million.

At March 29, 2008, the maximum maturity date of any cash flow hedge was approximately 5.2 years (principally two currency swaps that mature in 2012 and 2013), excluding forward exchange, option or swap contracts related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $12 million, at the time the underlying hedged transaction is realized.

Other disclosures related to amounts excluded from the assessment of effectiveness, amounts of hedge ineffectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur have been omitted due to the insignificance of these amounts. The corporation uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. During the nine months ended March 29, 2008, a net loss of $373 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within the Consolidated Statements of Common Stockholders’ Equity.

9.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) related to continuing operations for the third quarter and first nine months of 2008 and 2007 are as follows:

	Third Quarter Fiscal 2008		Third Quarter Fiscal 2007
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$23	$2	$24	$2
Interest cost	67	4	63	3
Expected return on plan assets	(74)	—	(70)	—
Amortization of
Prior service cost	2	(6)	2	(6)
Net actuarial loss	9	2	17	—

Net periodic benefit cost	$27	$2	$36	$(1)

	Nine Months Fiscal 2008		Nine Months Fiscal 2007
(In millions)	Pension	Postretirement Medical and Life Insurance	Pension	Postretirement Medical and Life Insurance
Service cost	$67	$6	$72	$6
Interest cost	199	12	188	9
Expected return on plan assets	(219)	—	(208)	—
Amortization of
Transition (asset) obligation	—	(1)	—	(1)
Prior service cost	6	(17)	6	(18)
Net actuarial loss	26	5	49	2

Net periodic benefit cost	$79	$5	$107	$(2)

Settlement loss	$—	$—	$5	$—

The net periodic benefit cost for the continuing operations of the corporation’s defined benefit pension plans in the third quarter and first nine months of 2008 was $9 million and $28 million lower than in 2007 as a result of the following:

•	Service cost declined primarily as a result of an increase in the discount rate, which reflects the higher interest rates in various jurisdictions.

•

The expected return on assets increased as a result of significant cash contributions made to the corporation’s pension plans in 2007 as well as the favorable impact of foreign currencies, both of which resulted in plan assets at the start of 2008 exceeding plan assets at the start of 2007.

•

The amortization of net actuarial losses in the third quarter and first nine months of 2008 is lower than in 2007 primarily as a result of actuarial gains in 2007 which reduced the amount of unamortized actuarial losses at the end of 2007. This in turn resulted in a lower level of loss amortization in 2008.

The settlement loss recognized in the first nine months of 2007 was the result of the termination of certain foreign employees.

The corporation sold a branded apparel business in the U.K. and retained certain of the pension obligations of this business. An agreement was reached with the trustees of this retained plan that annuities would be purchased to settle the related obligations. At the present time, the corporation expects that annuities will be purchased and the pension obligation will be settled either late in 2008 or early in 2009. Upon the settlement of this obligation, the corporation will need to recognize in earnings any unamortized actuarial gains or losses related to this plan. As of the end of 2007, the plan had an unamortized loss of $28 million. The impact of the settlement on the corporation’s earnings will depend upon the amount of the unamortized actuarial loss at the settlement date.

During the first nine months of 2008 and 2007, the corporation contributed $148 million and $183 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute $221 million of cash to its defined benefit pension plans in 2008. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2008 may differ from the current estimate.

10.	Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through July 15, 2009. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the 2008 and 2007 payments each passed in the first quarter of each fiscal year and the corporation received the annual payments. The 2008 annual payment was equivalent to $130 million and the 2007 annual payment was equivalent to $120 million based upon the respective exchange rates on the dates of receipt. These amounts were recognized in the corporation’s earnings when received. The amount received in 2007 increased diluted earnings per share by $0.16 per share and the amount received in 2008 is expected to increase diluted earnings per share by $0.18 per share.

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

•

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

Continuing Operations – The following table sets out the tax expense (benefit) and the effective tax rate for the corporation’s continuing operations:

	Third Quarter		Nine Months
(In millions)	2008	2007	2008	2007
Continuing Operations
Income before income taxes	$220	$121	$689	$307
Income tax expense (benefit)	(14)	8	73	(15)
Effective tax rate	(6.2)%	6.8%	10.6%	(4.8)%

Third Quarter and First Nine Months of 2008 –

In the third quarter of 2008, the corporation recognized a tax benefit on continuing operations of $14 million on pretax income of $220 million, or a negative effective tax rate of 6.2%. The tax rate in the quarter was impacted by $86 million of tax benefits related to the following discrete tax items:

•

$73 million resulted from the completion of tax audits and the expiration of statutes of limitations in France, Morocco, the Netherlands, the Philippines and various state and local jurisdictions. Of this amount, $45 million related to the completion of tax audits and $28 million related to the expiration of statutes of limitations.

•

$13 million relates to adjustments recorded on the taxes previously provided on the 2007 earnings of the corporation, consisting primarily of a $14 million overstatement related to an intercompany transaction. Management believes this error is immaterial to both the consolidated quarterly and annual financial statements.

The tax expense and related effective tax rate on continuing operations for the first nine months of 2008 was determined by applying a 30.4% estimated annual tax rate to pretax earnings and then recognizing the impact of $136 million of tax benefits related to the following discrete tax items:

•

$37 million relates to the reversal of valuation allowances on German net deferred tax assets. The corporation determined that a valuation allowance was no longer necessary due to the recent projected profitability of the German operations.

•

$79 million resulted from the completion of tax audits and the expiration of statutes of limitations in France, Morocco, the Netherlands, the Philippines and various state and local jurisdictions. Of this amount, $48 million related to the completion of tax audits and $31 million related to the expiration of statutes of limitations.

•	$13 million relates to adjustments recorded on the taxes previously provided on the 2007 earnings of the corporation as previously described above.

•	$7 million relates to the reduction of contingent tax obligations due to a change in estimated foreign earnings.

The resulting effective tax rate for the nine month period was 10.6%. The 30.4% estimated annual effective tax rate related to ordinary income for 2008 includes an annual charge of $97 million to repatriate a portion of 2008 foreign earnings. This estimated charge increases the estimated annual effective tax rate by approximately 10%.

Third Quarter and First Nine Months of 2007 –

In the third quarter of 2007, the corporation recognized a tax expense from continuing operations of $8 million on pretax income of $121 million, or an effective tax rate of 6.8%. The low tax expense in the quarter is primarily attributable to the significant unusual or infrequently occurring benefits recognized as discrete items in the quarter and quantified below.

In the first nine months of 2007, the corporation recognized a tax benefit from continuing operations of $15 million on pretax income of $307 million, or a negative effective tax rate of 4.8%. The estimated annual effective tax rate related to ordinary income for the first nine months of 2007 was 59.8%, which assumed the recognition of a $194 million cost to repatriate substantially all foreign earnings to the U.S. and 43 percentage points of the annual effective rate related to this annual cost. The tax benefit and related effective tax rate on continuing operations, for the first nine months of 2007, was determined by applying this estimated annual rate to pretax earnings, which included the recognition of a $92 million non-deductible goodwill impairment charge, and then recognizing the impact of the following discrete tax items:

•

The corporation sold the shares of a subsidiary which resulted in a $158 million tax benefit in the first quarter of 2007. The proceeds received and the net book value of the entity sold in the first quarter was less than $1 million. As a result of a capital gain resulting from the disposition of another business, the corporation determined in the third quarter that this benefit could be increased to $169 million or an additional $11 million in the quarter.

•	Contingent tax obligations were reduced by $32 million after the statutes of limitation in multiple tax jurisdictions lapsed in the third quarter of 2007.

•

The taxes provided on the 2006 earnings of the corporation were reduced by $20 million in the third quarter of 2007 primarily as a result of a change in the estimated cost of repatriating $1.6 billion of cash to the U.S. from multiple foreign jurisdictions.

•

After considering the lower future profit expectations of a Brazilian coffee operation, the corporation concluded that it was necessary to recognize a full $27 million valuation allowance on the net deferred tax assets related to the Brazilian tax jurisdiction in the second quarter of 2007.

Discontinued Operations –

For the third quarter of 2008, the pretax earnings of discontinued operations were $1 million and the related tax expense and effective tax rate were less than $1 million and 26.0%, respectively. For the first nine months of 2008, the pretax earnings of discontinued operations were $1 million and the related tax expense and effective tax rate were less than $1 million and 46.8%, respectively. The 2008 results of discontinued operations only include the results of the Meats Mexico business as the corporation completed the disposition of all other discontinued operations in the first quarter of 2007.

In the quarter and nine months ended March 29, 2008, the corporation recognized a pretax loss on the disposition of a discontinued operation of $23 million and the related tax expense was $1 million, resulting in a negative effective tax rate of 4.1%.

For the third quarter of 2007, the pretax earnings of discontinued operations were $1 million and the related tax expense was $1 million. For the first nine months of 2007, the pretax earnings of discontinued operations were $82 million and the related tax expense was $31 million resulting in an effective tax rate of 38.6%.

In the third quarter of 2007, the corporation recognized a $3 million gain on the disposition of discontinued operations for which there was no tax expense or benefit recognized. In the first nine months of 2007, the corporation recognized a pretax gain on the disposition of discontinued operations of $16 million and the related tax expense was $2 million related to a gain on the disposal of an apparel operation in the Philippines.

FASB Interpretation No. 48

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

As a result of the completion of tax audits and the expiration of statutes of limitations in France, Morocco, the Netherlands, the Philippines and various state and local jurisdictions, there was a decrease in the gross liability for uncertain tax positions of $84 million for the nine months ended March 29, 2008. Of this amount, $49 million relates to the completion of tax audits and $35 million relates to the expiration of statutes. This decrease was offset by $39 million of increases to reserves for uncertain tax positions and $41 million of unfavorable foreign currency exchange impacts. As a result, the net decrease in the gross liabilities for uncertain tax positions was $4 million resulting in an ending balance of $615 million as of March 29, 2008.

At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $10 - $30 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of the statute of limitations in several jurisdictions.

In addition, the company recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of July 1, 2007, the corporation had accrued interest and accrued penalties of $96 million. The change in accrued interest and accrued penalties during the nine months ended March 29, 2008 was insignificant.

The corporation’s tax returns are routinely audited by federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) has completed examinations of the company’s U.S. income tax returns through July 3, 2004. Fiscal years remaining open to examination in the Netherlands include 2003 and forward. Other foreign jurisdictions remain open to audits ranging from 1999 to 2007. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years before June 28, 2003.

12.	Litigation

Aris – Since 1995, three complaints have been filed on behalf of employees of a former subsidiary of the corporation known as Aris Philippines, Inc. (Aris) alleging unfair labor practices associated with Aris’ termination of manufacturing operations in the Philippines. Each of these three complaints includes allegations with the same issues and facts. With regard to two of these complaints, Aris prevailed in the administrative hearings held in the Philippines. Although implicated in these complaints, the corporation was not a party. The third complaint is a consolidation of cases filed in the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999 by individual complainants. On December 11, 1998, the third complaint was amended to name the corporation as a party. The case is styled: Emelinda Mactlang, et al. v. Aris Philippines, Inc., et al. In the underlying proceedings during 2006, the arbitrator ruled against the corporation and awarded the plaintiffs $60 million in damages and fees. The corporation appealed this administrative ruling. On

December 19, 2006, the NLRC issued a ruling setting aside the arbitrator’s ruling, and remanded the case to the arbitrator for further proceedings. The complainants and the corporation have filed motions for reconsideration – the corporation seeking a final judgment and outright dismissal of the case, instead of a remand to the arbitrator; and complaints seeking to reinstate the original arbitrator’s judgment against the defendants, including the corporation. The respective motions for reconsideration have been fully briefed by the parties and we await the NLRC’s rulings.

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

American Bakers Association (ABA) Retirement Plan – The corporation is a participating employer in the American Bakers Association Retirement Plan. In 1979, the Pension Benefit Guaranty Corporation (PBGC) determined that the ABA plan was an aggregate of single-employer pension plans (“multiple employer plans”), rather than a multi-employer plan. Under the express terms of the ABA plan’s governing documents, the corporation’s contributions can only be used to pay for the benefits of its own employee-participants. Based upon the PBGC determination and the advice of counsel, the corporation has recognized its obligations under the plan as if it participated in a single-employer defined benefit plan under the provisions of Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions.”

In August 2006, the PBGC rescinded its 1979 determination and concluded that the ABA plan was a multi-employer plan in which the participating parties share in the plan underfunding. The other major participant in the ABA plan is a bankrupt third party that is seeking an injunction to enforce the PBGC determination made in August 2006. If the ABA plan were declared to be a multi-employer pension plan, this third party would successfully reduce its underfunded liability under the ABA plan by roughly $60-$80 million. The corporation has initiated litigation seeking to overturn the August 2006 PBGC determination and intends to vigorously defend the position that it is responsible only for the obligations related to its current and former employees. The corporation believes that the PBGC’s August 2006 determination is without merit; however, no assurance can be given that this matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the third quarter and first nine months of 2008 compared with the third quarter and first nine months of 2007 and a discussion of the changes in financial condition and liquidity during the first nine months of 2008. The following is an outline of the analyses included herein:

•	Business Overview

•	Consolidated Results

•	Third Quarter of 2008

•	First Nine Months of 2008

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-Looking Information

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

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. The commodities we use, including beef, pork, coffee, wheat, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, may experience price volatility due to factors beyond our control. The company’s objective is to be able to offset commodity price increases with pricing actions and to offset any operating costs increases with continuous improvement savings.

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

The company’s international operations provide a significant portion of the company’s cash flow from operating activities, which is expected to require the company to continue to repatriate a greater portion of cash generated outside of the U.S. The repatriation of these funds has and is expected to continue to result in higher income tax expense and cash tax payments.

Transformation Actions and Other Significant Items Affecting Comparability

The reported results for 2008 and 2007 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant amounts that impact comparability. The nature of these items includes the following:

Exit Activities, Asset and Business Dispositions – These costs are reported on a separate line of the Consolidated Statements of Income. Exit activities primarily relate to charges taken to recognize severance actions approved by the corporation’s management and the exit of leased facilities or other contractual arrangements. Asset and business disposition activities include costs associated with separating businesses targeted for sale and preparing financial statements for these businesses, as well as gains and losses associated with the disposition of asset groups that do not qualify for discontinued operations reporting. More information on these costs can be found in Note 6 to the Consolidated Financial Statements, “Exit, Disposal and Transformation Activities.”

Business Transformation Costs – These include costs to retain and relocate existing employees, recruit new employees, third-party consulting costs associated with transformation efforts, and amortization costs for new enterprise-wide software. In addition, these costs include incremental depreciation associated with decisions to close facilities at dates sooner than originally anticipated, pursuant to an exit plan. These costs are recognized in the Consolidated Statements of Income in Selling, General and Administrative Expenses or Cost of Sales. More information on these costs can be found in Note 6 to the Consolidated Financial Statements, “Exit, Disposal and Transformation Activities.”

Impairment Charges – These costs are included on a separate line of the Consolidated Statements of Income and represent charges for the impairment of fixed assets, intangible assets, goodwill and investments held by the corporation. More information regarding impairment charges can be found in Note 4 to the Consolidated Financial Statements, “Impairment Review and Goodwill.”

The impact of the transformation plan; exit activities, asset and business dispositions actions; and impairment charges are summarized as follows:

	Quarter ended		Nine Months ended
(In millions)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Exit activities, asset and business dispositions	$(3)	$30	$8	$69
Transformation charges:
Cost of Sales	1	2	8	35
SG&A	9	33	33	88
Impairment charges	—	4	—	156

Total	$7	$69	$49	$348

The savings in 2008 related to the benefits derived from the actions taken from 2006 to 2008 approximates $113 million for the nine months year-to-date and is projected to be $151 million for the full year as compared to $67 million and $104 million, respectively in 2007. The corporation anticipates annual saving for these actions in 2009 to be approximately the same as in 2008.

The impact of the above exit activities, asset and business dispositions actions; transformation plan; and impairment charges by business segment are summarized as follows:

	Quarter ended		Nine Months ended
(In millions)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
North American Retail Meats	$(1)	$24	$—	$98
North American Retail Bakery	—	14	1	24
Foodservice	(1)	3	(1)	9
International Beverage	1	7	8	134
International Bakery	—	1	8	10
Household and Body Care	3	11	6	14

Impact on the business segments	2	60	22	289
Corporate office	5	9	27	59

Impact on income from continuing operations before income taxes	$7	$69	$49	$348

Consolidated Results—Third Quarter of 2008 Compared with Third Quarter of 2007

The following table summarizes net sales and operating income for the third quarter of 2008 and 2007 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	March 29, 2008	March 31, 2007	Change	Percent Change
Net sales	$3,243	$2,935	$308	10.5%

Increase / (Decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(176)	$176
Acquisition	—	—	—

Total	$—	$(176)	$176

Operating income (loss)	$242	$150	$92	61.2%

Increase / (Decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$(23)	$23
Exit activities, asset and business dispositions	3	(30)	33
Transformation charges	(10)	(35)	25
Impairment charges	—	(4)	4

Total	$(7)	$(92)	$85

Net Sales

Net sales increased by $308 million or 10.5%. The strengthening of foreign currencies, particularly the European euro, Brazilian real and Australian dollar increased reported net sales by $176 million, or 6.2%. Net sales also increased due to pricing actions, generally across all segments, to offset increased commodity costs; and increased unit volumes across all business segments except Foodservice.

Third Quarter 2008

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	2.4%		1.9%		0.0%		6.2%		10.5%

Operating Income

Operating income increased by $92 million, or 61.2%. Of the increase, $23 million was due to the favorable impact of changes in foreign currency exchange rates; $58 million was due to a reduction in charges related to exit activities, asset and business dispositions and transformation charges and $4 million was due to the non-recurrence of an impairment charge. The remaining change in operating income is an increase of $7 million. The individual components that comprise operating income are discussed in more detail below.

Gross Margin

The gross margin dollars in the quarter increased $102 million over the prior year due to the favorable impact of pricing actions; changes in foreign currency exchange rates; savings from continuous improvement programs; and an increase in unit volumes, which were partially offset by higher commodity and labor costs. The gross margin percent in the third quarter of 2008 declined 0.6%, from 39.4% in the third quarter of 2007 to 38.8% in 2008.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	March 29, 2008	March 31, 2007	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$146	$135	$11	7.2%
Other	791	739	52	7.1

Total business segments	937	874	63	7.1
Amortization of identifiable intangibles	17	16	1	3.9
General corporate expenses	66	83	(17)	(19.6)

Total SG&A Expenses	$1,020	$973	$47	4.8%

Selling, general and administrative (SG&A) expenses increased by $47 million, or 4.8%. Measured as a percent of sales, SG&A expenses decreased from 33.2% in 2007 to 31.4% in 2008. Changes in foreign currency exchange rates increased SG&A costs by $57 million, or 5.8%. The remaining decrease in SG&A expenses is $10 million. SG&A expenses in the business segments increased by $63 million, or 7.1%, which was primarily due to the strengthening of foreign currencies and the impact of inflation on labor and other costs. The decline in general corporate expenses of $17 million was due to decreases in transformation costs and employee pension costs.

Transformation Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the third quarter of 2008 and 2007 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other exit and disposal actions. The following table illustrates where the costs (income) associated with these activities are recognized in the Consolidated Statements of Income of the corporation along with the related tax and diluted EPS impacts.

Impact of Significant Items on Income from Continuing Operations and Net Income

	Quarter ended March 29, 2008				Quarter ended March 31, 2007
In millions, except per share data	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$220	$14	$234	$0.33	$121	$(8)	$113	$0.15

Net income			$211	$0.30			$116	$0.16

Significant items affecting comparability of income from continuing operations and net income:
Charges for exit activities, asset and business dispositions:
Charges for exit activities	$—	$—	$—	$—	$(33)	$11	$(22)	$(0.03)
Charges for business disposition activities	3	(1)	2	—	3	1	4	—

Subtotal	3	(1)	2	—	(30)	12	(18)	(0.03)
Charges to cost of sales:
Transformation charges—IT costs	(1)	—	(1)	—	(2)	—	(2)	—
Charges to SG&A expenses:
Transformation charges—IT costs	(8)	3	(5)	(0.01)	(9)	3	(6)	(0.01)
Transformation charges—Other	(1)	—	(1)	—	(24)	9	(15)	(0.02)
Impairment charges	—	—	—	—	(4)	—	(4)	—

Impact of significant items on income from continuing operations before income taxes	(7)	2	(5)	(0.01)	(69)	24	(45)	(0.06)

Significant tax matters affecting comparability:
Tax benefit on disposition of a business	—	—	—	—	—	11	11	0.02
Contingent tax obligation adjustment	—	73	73	0.10	—	32	32	0.04
Change in estimated tax	—	(1)	(1)	—	—	20	20	0.03
Tax overstatement	—	14	14	0.02	—	—	—	—
Other tax adjustments	—	—	—	—	—	(3)	(3)	—

Impact of significant items on income from continuing operations	(7)	88	81	0.11	(69)	84	15	0.02

Significant items impacting discontinued operations:
Loss on disposition of discontinued operations	(23)	(1)	(24)	(0.03)	3	—	3	—

Impact of significant items on net income	$(30)	$87	$57	$0.08	$(66)	$84	$18	$0.03

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Costs related to exit activities, asset and business dispositions are down $33 million year over year primarily due to a reduction in exit costs related to employee termination costs and lease termination costs. The 2007 costs were higher because the corporation had implemented extensive restructuring plans to terminate employees in all our North American segments and the International Beverage segment. In 2007, the corporation also recognized costs to exit leased space in connection with the relocation of the corporation’s headquarters to Downers Grove, Illinois.

Transformation costs related to information technology and consulting were down $25 million primarily due to extensive work needed in 2007 to assess current systems, evaluate alternative systems and re-engineer processes in anticipation of moving to one common system platform. Additionally, in 2007 the corporation decided to centralize the management of its North American and European operations which resulted in costs for employee relocation, recruitment and retention bonuses in order to maintain business continuity. These cost reductions were partially offset by $4 million of computer software amortization expense related to systems that were put into use in 2008. The total amortization expense for the year is expected to be $15 million.

The corporation did not recognize an impairment charge in the third quarter of 2008. In the third quarter of 2007, the corporation recognized a $4 million impairment charge related to its investment in a business in Zimbabwe.

These actions are more fully described in the Exit, Disposal and Transformation Activities and Impairment Review and Goodwill Notes to the Consolidated Financial Statements.

Net Interest Expense

Net interest expense in the third quarter of 2008 was $22 million, a decrease of $7 million over the third quarter of the prior year. Interest expense declined by $23 million due to the repayment of debt using proceeds from prior business dispositions and cash on hand, while interest income declined by $16 million due to lower cash and cash equivalents.

Income Tax Expense

Note 11 to the consolidated financial statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Third Quarter
(In millions)	2008	2007
Continuing Operations
Income (loss) before income taxes	$220	$121
Income tax expense (benefit)	(14)	8
Effective tax rate	(6.2)%	6.8%

In the third quarter of 2008, the corporation recognized a tax benefit on continuing operations of $14 million on pretax income of $220 million, or a negative effective tax rate of 6.2%. The tax rate in the quarter was impacted by $86 million of tax benefits. These benefits include $45 million related to the completion of tax audits; $28 million related to the expiration of statutes of limitations; and $13 million related to adjustments recorded on taxes previously provided on the 2007 earnings of the corporation.

In the third quarter of 2007, the corporation recognized tax expense on continuing operations of $8 million on pretax income of $121 million, an effective tax rate of 6.8%. Tax expense was impacted by a $32 million reduction in contingent tax obligations after the statutes of limitations in multiple tax jurisdictions lapsed in the third quarter; a $20 million reduction in the taxes provided on 2006 earnings of the corporation primarily as a result of a change in the estimated cost of repatriating $1.6 billion of cash to the U.S. from multiple foreign jurisdictions; and a $11 million increase in the benefit on a prior capital loss resulting from the disposition of another business.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the third quarter of 2008 was $234 million versus $113 million in the comparable period of the prior year. The $121 million increase was due to a $92 million improvement in operating income year over year as well as a reduction in net interest expense and income taxes. Diluted EPS from continuing operations increased from $0.15 per share in the third quarter of 2007 to $0.33 per share in the third quarter of 2008. The diluted EPS from continuing operations was favorably impacted by lower average shares outstanding during the third quarter of 2008 than the third quarter of 2007. The lower average shares are due to the corporation’s ongoing share repurchase program. Under this program, the corporation repurchased a total of 19.7 million shares during the first nine months of 2008.

Discontinued Operations

Discontinued operations reported $1 million for both income before income taxes and net income in 2008 and $1 million and nil, respectively in 2007. In 2008, the corporation reported a pretax and after tax loss on the disposition of businesses of $23 million and $24 million, respectively, which was related to the disposition of the Meats Mexico business. In 2007, the corporation reported a pretax and after tax gain on the disposition of discontinued operations of $3 million, which was related to certain customary postclosing working capital adjustments related to the disposition of the U.K. Apparel business.

Consolidated Results—First Nine Months of 2008 Compared with First Nine Months of 2007

The following table summarizes net sales and operating income for the first nine months of 2008 and 2007 and certain items that affected the comparability of these amounts:

	Nine Months Ended
Total Corporation Performance (In millions)	March 29, 2008	March 31, 2007	Change	Percent Change
Net sales	$9,705	$8,857	$848	9.6%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(448)	$448
Acquisition	2	—	2

Total	$2	$(448)	$450

Operating income	$766	$411	$355	86.6%

Increase / (decrease) in operating income from
Contingent sale proceeds	$130	$120	$10
Changes in foreign currency exchange rates	—	(55)	55
Exit activities, asset and business dispositions	(8)	(69)	61
Transformation charges	(40)	(93)	53
Impairment charges	—	(156)	156
Accelerated depreciation on facilities sold	(1)	(30)	29
Acquisition	(1)	—	(1)

Total	$80	$(283)	$363

Net Sales

Consolidated net sales for the first nine months of 2008 were $9,705 million, an increase of $848 million, or 9.6%. The strengthening of foreign currencies, particularly the European euro, Brazilian real and Australian dollar increased reported net sales by $448 million, or 5.3%. Net sales in the first nine months of 2008 include $2 million from a business acquired after the start of 2007. Sales increased due to pricing actions generally across all segments as the corporation has implemented several rounds of pricing increases to offset increased commodity costs, as well as an increase in unit volumes.

First Nine Months 2008

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	1.3%		3.0%		0.0%		5.3%		9.6%

Operating Income

Operating income increased by $355 million, or 86.6%. Of the increase, $55 million was due to the favorable impact of changes in foreign currency exchange rates; $143 million was due to a reduction in charges related to exit activities, asset and business dispositions, transformation charges and accelerated depreciation; $156 million was due to the non-recurrence of impairment charges; and $10 million was due to an increase in the contingent sales proceeds. The remaining change in operating income is a decrease of $8 million. The individual components that comprise operating income are discussed in more detail below.

Gross Margin

The year-to-date gross margin dollars increased $299 million over the prior year due to the favorable impact of pricing actions; changes in foreign currency exchange rates; savings from continuous improvement programs; and an increase in unit volumes, which were partially offset by higher commodity and labor costs. The gross margin percent of 38.2% in 2008 was 0.3% lower than the 38.5% reported in 2007.

Selling, General and Administrative Expenses

	Nine Months ended
(In millions)	March 29, 2008	March 31, 2007	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$469	$408	$61	15.0%
Other	2,351	2,168	183	8.4

Total business segments	2,820	2,576	244	9.5
Amortization of identifiable intangibles	49	47	2	5.5
General corporate expenses	195	270	(75)	(28.0)

Total SG&A Expenses	$3,064	$2,893	$171	5.9%

Selling, general and administrative (SG&A) expenses increased by $171 million, or 5.9%. Measured as a percent of sales, SG&A expenses decreased from 32.7% in 2007 to 31.6% in 2008. Changes in foreign currency exchange rates increased SG&A costs by $147 million, or 5.1%. The remaining increase in SG&A expenses is $24 million, or 0.8%. SG&A expenses in the business segments increased by $244 million, or 9.5%, which was primarily attributable to the strengthening of foreign currencies, higher media advertising and promotion expenses and the impact of inflation on labor and other costs. The decrease in general corporate expenses of $75 million, or 28.0%, was primarily due to a $32 million decrease in business transformation costs, lower pension and other benefit plan costs and the non-recurrence of costs related to corporate hedging programs.

Transformation Actions, Impairment Charges and Other Significant Items

The reported results for the first nine months of 2008 and 2007 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant items. The following table illustrates where the costs (income) associated with these activities are recognized in the Consolidated Statements of Income of the corporation along with the related tax and diluted EPS impacts.

Impact of Significant Items on Income from Continuing Operations and Net Income

	Nine Months ended March 29, 2008				Nine Months ended March 31, 2007
In millions, except per share data	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)	Pretax Impact	Tax (2)	Net Income	Diluted EPS Impact (1)
Income from continuing operations	$689	$(73)	$616	$0.86	$307	$15	$322	$0.43

Net income			$593	$0.82			$387	$0.52

Significant items affecting comparability of income from continuing operations and net income:
Charges for exit activities, asset and business dispositions:
Charges for exit activities	$(10)	$3	$(7)	$(0.01)	$(85)	$29	$(56)	$(0.08)
Income from business disposition activities	2	(1)	1	—	16	(2)	14	0.02

Subtotal	(8)	2	(6)	(0.01)	(69)	27	(42)	(0.06)

(Charges) income in cost of sales:
Transformation charges:
Information technology costs	(7)	3	(4)	(0.01)	(6)	2	(4)	—
Accelerated depreciation	(1)	—	(1)	—	(29)	11	(18)	(0.02)

(Charges) income in SG&A expenses:
Information technology costs	(30)	11	(19)	(0.03)	(33)	12	(21)	(0.03)
Other transformation costs	(3)	1	(2)	—	(54)	19	(35)	(0.05)
Accelerated depreciation	—	—	—	—	(1)	—	(1)	—
Impairment charges	—	—	—	—	(156)	21	(135)	(0.18)

Impact of significant items on income from continuing operations before income taxes	(49)	17	(32)	(0.05)	(348)	92	(256)	(0.34)

Significant tax matters affecting comparability:
Deferred tax valuation allowance adjustment	—	37	37	0.05	—	(27)	(27)	(0.04)
Contingent tax obligation adjustment	—	86	86	0.12	—	32	32	0.04
Change in estimated tax	—	(1)	(1)	—	—	20	20	0.03
Tax overstatement	—	14	14	0.02	—	—	—	—
Other tax adjustments	—	—	—	—	—	(3)	(3)	—
Tax benefit on disposition of a business	—	—	—	—	—	169	169	0.23

Impact of significant items on income from continuing operations	(49)	153	104	0.15	(348)	283	(65)	(0.09)

Significant items impacting discontinued operations:

Charge for transformation expenses	(1)	—	(1)	—	—	—	—	—
(Loss) gain on disposition of discontinued operations, net	(23)	(1)	(24)	(0.03)	16	(2)	14	0.02

Impact of significant items on net income	$(73)	$152	$79	$0.11	$(332)	$281	$(51)	$(0.07)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Costs related to exit activities, asset and business dispositions are down $61 million year over year primarily due to a reduction in exit costs related to employee termination costs and lease termination costs. The 2007 costs were higher because the corporation had implemented extensive restructuring plans to terminate employees in all our North American segments and the International Beverage segment. In 2007, the corporation also recognized costs to exit leased space in connection with the relocation of the corporation’s headquarters to Downers Grove, Illinois.

Charges related to transformation actions decreased by $53 million primarily due to a reduction in information technology and consulting costs which related to extensive work needed in 2007 to assess current systems, evaluate alternative systems and re-engineer processes in anticipation of moving to one common system platform. Additionally, in 2007, the corporation decided to centralize operations of its North American and European operations which resulted in costs for employee relocation, recruitment and retention bonuses in order to maintain business continuity. Partially offsetting these declines from 2007 were $10 million of information technology costs in 2008 related to the amortization of previously capitalized software costs. For the full fiscal year, these software amortization costs are expected to be $15 million. Also in 2007, the corporation recognized $29 million more of accelerated depreciation expense, which was primarily related to the closure of a North American meat processing facility.

The corporation did not recognize any impairment charges in the first nine months of 2008 as compared to $156 million of impairment charges recognized in the first nine months of 2007. In 2007, the corporation recognized impairments of $92 million for goodwill and $26 million for trademarks in the International Beverage segment primarily as a result of reduced profitability of those businesses; $34 million of the impairment related to the closure of a meats processing facility in the North American Retail Meats segment; and $4 million of the impairment related to an investment in a business in Zimbabwe in the Household and Body Care segment.

The corporation tests goodwill and intangible assets not subject to amortization for impairment in the second quarter of each fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets. As a result of the review in the second quarter of 2008, the corporation concluded that no impairment of goodwill or intangibles not subject to amortization exists. The corporation continues to believe that it is reasonably likely that certain reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management. These reporting units include a bakery operation in Europe with $540 million of goodwill and a bakery operation in the Foodservice segment with $859 million of goodwill at March 29, 2008. Both of these reporting units are currently generating sufficient amounts of operating earnings to support the recoverability of goodwill but need to show continued improvement in operating earnings to support the value of their goodwill. Additionally, because some of the inherent assumptions and estimates used in determining fair value of these reporting units are outside the control of management, including interest rates, exchange rates, the cost of capital, and tax rates, changes in these underlying assumptions and our credit rating can also adversely impact the business units’ fair values. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and can result in impairment for a portion or all of the goodwill amounts noted previously.

These actions are more fully described in the Exit, Disposal and Transformation Activities and Impairment Review and Goodwill Notes to the Consolidated Financial Statements.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros. The 2008 annual payment was equivalent to $130 million and the 2007 annual payment was equivalent to $120 million based upon the respective exchange rates on the dates of receipt. The amount received in 2007 increased diluted earnings per share by $0.16 per share and the amount received in 2008 is expected to increase diluted earnings per share by $0.18 per share.

Net Interest Expense

Net interest expense decreased by $27 million in the first nine months of 2008, to $77 million. The decline was driven by a $57 million reduction in interest expense due to lower average debt outstanding, which more than offset a $30 million reduction in interest income resulting from a decline in cash and cash equivalents, a portion of which was used to repay debt.

Income Tax Expense

Note 11 to the consolidated financial statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Nine Months
(In millions)	2008	2007
Continuing Operations
Income before income taxes	$689	$307
Income tax expense (benefit)	73	(15)
Effective tax rate	10.6%	(4.8)%

In the first nine months of 2008, the corporation recognized a tax expense on continuing operations of $73 million and an effective tax rate of 10.6%. The estimated annual effective tax rate on ordinary income for the first nine months of 2008 was 30.4%, which includes an annual charge of $97 million to repatriate a portion of 2008 foreign earnings. The tax expense and related effective tax rate on continuing operations was determined by applying the 30.4% estimated annual tax rate to pretax earnings and then recognizing the impact of $136 million of tax benefits. These benefits include $37 million related to the reversal of valuation allowances on German net deferred tax assets; $48 million related to the completion of tax audits; $31 million related to the expiration of statutes of limitations; $13 million related to adjustments recorded on taxes previously provided on the 2007 earnings of the corporation; and $7 million related to the reduction of contingent tax obligations due to a change in estimated foreign earnings.

In the first nine months of 2007, the corporation recognized a tax benefit from continuing operations of $15 million on pretax income of $307 million. The tax benefit and related effective tax rate on continuing operations for the first nine months of 2007 were determined by applying the 59.8% estimated annual rate to pretax earnings, which assumes the recognition of a $194 million cost to repatriate substantially all foreign earnings to the U.S. and included the recognition of a $92 million non-deductible goodwill impairment charge. It also includes the recognition of the impact of a $169 million tax benefit on the sale of the shares of a subsidiary; a $32 million reduction in the contingent tax obligation after the statutes of limitations in multiple tax jurisdictions lapsed; a $20 million reduction of the taxes provided on the 2006 earnings of the corporation as a result of the change in the estimated cost of repatriating $1.6 billion of cash to the U.S. from multiple foreign jurisdictions; and a $27 million tax charge to recognize the establishment of a valuation allowance on Brazilian net deferred tax assets.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the first nine months of 2008 was $616 million versus $322 million in the comparable period of the prior year, an increase of $294 million, which is due to the following factors: a $355 million increase in operating income; a $27 million reduction in net interest expense; partially offset by an $88 million increase in income tax expense.

Diluted EPS from continuing operations increased from $0.43 in the first nine months of 2007 to $0.86 in the first nine months of 2008, an increase of $0.43. Diluted EPS was favorably impacted by lower average shares outstanding during the first nine months of 2008 than the first nine months of 2007. The lower average shares are due to the corporation’s ongoing share repurchase program. Under this program, the corporation repurchased 19.7 million shares during the first nine months of 2008.

Discontinued Operations

The operating results for Meats Mexico are included in discontinued operations for the full nine months of both fiscal years. The European Meats and Branded Apparel Americas/Asia results are not included in 2008 results and include less than a full nine months in 2007 as the dispositions were completed prior to the end of the first quarter of 2007. The following table summarizes the results of the discontinued operations for the first nine months of 2008 and 2007.

In millions	Nine Months ended Mar. 29, 2008	Nine Months ended Mar. 31, 2007
Net sales	$238	$1,123

Income from operations before income taxes	$1	$82
Income tax expense on income from operations	—	(31)
Gain (loss) on disposition of discontinued operations	(23)	16
Income tax expense on disposition of discontinued businesses	(1)	(2)

Net (loss) income from discontinued operations	$(23)	$65

The effective tax rates for the discontinued operations in the first nine months of 2008 and 2007 were 46.8% and 38.6%, respectively.

The loss on disposition of discontinued operations before income taxes in the first nine months of 2008 was $23 million, which was related to the sale of the Meats Mexico business.

The gain on sale of discontinued operations before income taxes in the first nine months of 2007 was $16 million, which consisted of a $29 million gain from the sale of the European Meats business, an $8 million gain from the sale of the European Branded Apparel operations in the Philippines and a $3 million gain resulting from a working capital adjustment related to the U.K. Apparel business, partially offset by $24 million of costs associated with the spin off of the Hanesbrands business. The net gain on the business dispositions after tax was $14 million.

Operating Results by Business Segment

Net sales by business segment for 2008 and 2007 are as follows:

	Net Sales
	Quarter ended		Nine Months ended
(In millions)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
North American Retail Meats	$590	$577	$1,781	$1,750
North American Retail Bakery	528	476	1,593	1,474
Foodservice	529	529	1,676	1,681
International Beverage	807	658	2,334	1,896
International Bakery	231	195	686	594
Household and Body Care	571	507	1,674	1,481

Total business segments	3,256	2,942	9,744	8,876
Intersegment sales	(13)	(7)	(39)	(19)

Net sales	$3,243	$2,935	$9,705	$8,857

Income from continuing operations before income taxes for 2008 and 2007 are as follows:

	Income from Continuing Operations Before Income Taxes
	Quarter ended		Nine Months ended
(In millions)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
North American Retail Meats	$53	$28	$127	$67
North American Retail Bakery	14	(12)	29	(4)
Foodservice	35	39	112	117
International Beverage	129	121	375	203
International Bakery	17	14	39	32
Household and Body Care	77	59	198	193

Total operating segment income	325	249	880	608

Amortization of intangibles	(17)	(16)	(49)	(47)
General corporate expenses	(66)	(83)	(195)	(270)
Contingent sale proceeds	—	—	130	120

Total operating income (loss)	242	150	766	411
Net interest expense	(22)	(29)	(77)	(104)

Income (loss) from continuing operations before income taxes	$220	$121	$689	$307

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

Third Quarter 2008
Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisition	+	Foreign Exchange	=	Net Sales Change
North American Retail Meats	1.5%		0.5%		—%		—%		2.0%
Retail meats	(0.9)		7.5		—		—		6.6
Commodity meats	10.0		(48.2)		—		—		(38.2)
North American Retail Bakery	1.3		9.7		—		—		11.0
Foodservice	(1.9)		1.6		—		0.2		(0.1)
International Beverage	6.0		1.2		—		15.4		22.6
International Bakery	0.7		3.4		—		14.8		18.9
Household and Body Care	4.5		(2.2)		—		10.6		12.9

Total Continuing Business	2.4%		1.9%		—%		6.2%		10.5%

First Nine Months 2008
Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisition	+	Foreign Exchange	=	Net Sales Change
North American Retail Meats	2.7%		(0.9)%		—%		—%		1.8%
Retail meats	(0.5)		6.3		—		—		5.8
Commodity meats	18.5		(54.8)		—		—		(36.3)
North American Retail Bakery	0.4		7.6		—		—		8.0
Foodservice	(4.5)		4.0		—		0.2		(0.3)
International Beverage	2.5		7.1		—		13.5		23.1
International Bakery	1.3		2.1		—		12.2		15.6
Household and Body Care	5.9		(2.8)		0.2		9.8		13.1

Total Continuing Business	1.3%		3.0%		—%		5.3%		9.6%

The following tables summarize the operating segment net sales and operating income for 2008 and 2007 and certain items that affected the comparability of these amounts:

North American Retail Meats

	Quarter ended				Nine Months ended
(In millions)	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change
Net Sales	$590	$577	$13	2.0%	$1,781	$1,750	$31	1.8%

Operating segment income	$53	$28	$25	84.4%	$127	$67	$60	89.2%

Increase/(decrease) in operating segment income from:
Exit activities, asset and business dispositions	$1	$(18)	19		$1	$(25)	26
Transformation charges	—	(6)	6		(1)	(12)	11
Impairment charge	—	—	—		—	(34)	34
Accelerated depreciation	—	—	—		—	(27)	27

Total	$1	$(24)	$25		$—	$(98)	$98

Gross margin %	31.2%	29.9%		1.3%	28.2%	27.8%		0.4%

Third Quarter –

Net sales increased by $13 million, or 2.0% due to an increase in the net sales of retail meats, which resulted from an improved sales mix and positive pricing actions to offset the higher commodity and other raw material costs. The improvement in retail meats sales was partially offset by a decline in the net sales of non-retail commodity meats, due to an unfavorable shift in the mix of commodity meats sold. Unit volumes in the North American Retail Meats segment increased 1.5% with a significant increase in non-retail commodity unit volumes being somewhat offset by decreases in unit volumes for retail products. In 2007, the corporation completed the shutdown of its pork slaughtering and meat production facility that supplied products to both the retail and commodity categories. Exiting this facility had the impact of reducing volumes in the retail products category in 2008 as some processed products from the slaughter operation were sold in the retail products category in prior years. Volumes in the retail products category are down 0.9% this quarter; however, volumes are up 2.4% if the impact of the exit of those product categories is excluded. For non-retail commodities, exiting the production facility had the impact of increasing unit volumes as whole hogs are now being sold to another meat processor as previously, portions of these hogs had been used in the corporation’s retail products production process.

Operating segment income increased by $25 million, or 84.4%. The net impact of the change in exit activities, asset and business dispositions and transformation charges increased operating segment income by $25 million. The remaining operating segment income decreased less than $1 million, or 2.1% as the favorable impact of pricing actions and the savings from continuous improvement programs was offset by higher commodity, labor and production costs, higher SG&A costs and an increase in media advertising and promotion expense.

First Nine Months –

Net sales increased by $31 million, or 1.8%. The increase in the net sales resulted from positive pricing actions to partially offset the higher commodity and other raw material costs; and an improved sales mix for retail meat products. The improvement in retail meats sales was partially offset by a decline in the net sales of non-retail commodity meats, due to an unfavorable shift in sales mix. Unit volumes increased 2.7% with a significant increase in non-retail commodity unit volumes due to a shift to the sale of whole hogs as further discussed above, being somewhat offset by decreases in retail product volumes. Volumes in the retail products category are down 0.5% this period; however, volumes are up 3.3% excluding the impact of the exit of those product categories associated with the shutdown of the pork slaughtering operation noted above.

Operating segment income increased by $60 million, or 89.2%. The net impact of the change in exit activities, asset and business dispositions, transformation charges, impairment charges and accelerated depreciation increased operating segment income by $98 million. The remaining operating segment income decrease of $38 million, or 23.4%, was the result of higher commodity, labor and production costs, an increase in media advertising and promotion to support new product launches and higher SG&A costs due to inflation and higher warehousing costs, which were only partially offset by savings from continuous improvement programs, pricing actions and volume improvements in certain product categories.

North American Retail Bakery

	Quarter ended				Nine Months ended
(In millions)	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change
Net Sales	$528	$476	$52	11.0%	$1,593	$1,474	$119	8.0%

Operating segment income (loss)	$14	$(12)	$26	NM %	$29	$(4)	$33	NM %

Increase/(decrease) in operating segment income from:
Exit activities, asset and business dispositions	$—	$(3)	$3		$—	$(5)	$5
Transformation charges	—	(11)	11		(1)	(17)	16
Accelerated depreciation	—	—	—		—	(2)	2

Total	$—	$(14)	$14		$(1)	$(24)	$23

Gross margin %	46.2%	45.2%		1.0%	46.4%	46.0%		0.4%

The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Third Quarter –

Net sales increased $52 million, or 11.0%. The increase in net sales was primarily attributable to positive pricing actions to cover higher wheat and other input costs and an increase in unit volumes. Unit volumes increased 1.3% due to higher unit volumes for total fresh and branded frozen bakery products.

Operating segment income increased by $26 million. The net impact of the change in exit activities, asset and business dispositions and transformation charges increased operating segment income by $14 million. The remaining operating segment income increase of $12 million was attributable to the benefit of price increases, gains related to the early termination of certain commodity contracts, and savings from continuous improvement programs that have reduced costs, which were only partially offset by higher costs for key ingredients and wages and higher SG&A costs.

First Nine Months –

Net sales increased $119 million, or 8.0%. The increase in net sales was attributable to positive pricing actions to cover higher commodity costs and an increase in unit volumes for branded products. Net unit volumes increased 0.4%, as an increase in unit volumes for branded frozen bakery products, offset a decline in nonbranded fresh bakery products.

Operating segment income increased by $33 million. The net impact of the change in exit activities, asset and business dispositions, transformation charges, and accelerated depreciation increased operating segment income by $23 million. The remaining operating segment income increase of $10 million, or 55.7% was due to the benefits of price increases, savings from continuous improvement programs and gains related to the early termination of certain commodity contracts, which more than offset the impact of higher costs for key ingredients and wages and higher SG&A costs driven primarily by inflation.

Foodservice

	Quarter ended				Nine Months ended
(In millions)	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change
Net Sales	$529	$529	$—	(0.1)%	$1,676	$1,681	$(5)	(0.3)%

Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(1)	$1		$—	$(3)	$3

Operating segment income	$35	$39	$(4)	(9.3)%	$112	$117	$(5)	(4.3)%

Increase/(decrease) in operating segment income from:
Exit activities, asset and business dispositions	$1	$(2)	$3		$1	$(6)	$7
Transformation charges	—	(1)	1		—	(2)	2
Accelerated depreciation	—	—	—		—	(1)	1

Total	$1	$(3)	$4		$1	$(9)	$10

Gross margin %	26.0%	27.9%		(1.9)%	25.6%	26.7%		(1.1)%

Third Quarter –

Net sales decreased by less than $1 million, or 0.1%. Changes in foreign currency, primarily the Canadian dollar, increased net sales by $1 million, or 0.2%. The remaining net sales decrease of $1 million, or 0.3%, was due to lower unit volumes and a negative sales mix partially offset by higher product pricing to cover the increase in key raw material costs. Net unit volumes decreased 1.9% as the volume declines for beverage and meat products offset higher volumes for bakery products. Part of the overall decline in meat and beverage volumes was driven by the planned exit of certain low-margin meat, sauces and dressing products and volume softness in traditional roast and ground and other coffee products due in part to competitive and economic pressures.

Operating segment income decreased by $4 million, or 9.3%. The net impact of the change in exit activities, asset and business dispositions and transformation charges increased operating segment income by $4 million, or 9.1%. The impact of foreign currencies was less than $1 million, or 0.2%. The remaining operating segment income decrease of $8 million, or 18.6% was due to the impact of higher commodity and labor costs, higher distribution costs and lower volumes which were only partially offset by pricing actions and continuous improvement savings.

First Nine Months –

Net sales decreased $5 million, or 0.3%. Changes in foreign currency, primarily the Canadian dollar, increased net sales by $3 million, or 0.2%. The remaining net sales decrease of $8 million, or 0.5%, was due to lower unit volumes partially offset by selected price increases to cover higher commodity costs and an improved sales mix related to beverage products. Net unit volumes decreased 4.5% during the period as a result of volume declines for meat, bakery and coffee products. The declines were due in part to the planned exit of certain low-margin meats, sauces and dressing products, and overall volume softness due to competitive and economic pressures.

Operating segment income decreased by $5 million, or 4.3%. The net change in exit activities, asset and business dispositions, transformation charges, and accelerated depreciation increased operating segment income by $10 million, or 7.7%. The remaining operating segment income decrease of $15 million, or 12.2%, was due to higher commodity and labor costs and lower volumes, partially offset by pricing actions, and savings from continuous improvement initiatives.

International Beverage

	Quarter ended				Nine Months ended
(In millions)	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change
Net Sales	$807	$658	$149	22.6%	$2,334	$1,896	$438	23.1%

Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(95)	$95		$—	$(234)	$234

Operating segment income	$129	$121	$8	6.9%	$375	$203	$172	84.3%

Increase/(decrease) in operating segment income from:
Changes in foreign currency exchange rates	$—	$(18)	$18		$—	$(40)	$40
Exit activities, asset and business dispositions	1	(5)	6		(1)	(10)	9
Transformation charges	(2)	(2)	—		(6)	(6)	—
Accelerated depreciation	—	—	—		(1)	—	(1)
Impairment charges	—	—	—		—	(118)	118

Total	$(1)	$(25)	$24		$(8)	$(174)	$166

Gross margin %	40.6%	44.2%		(3.6)%	41.0%	43.3%		(2.3)%

Third Quarter –

Net sales increased by $149 million, or 22.6%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $95 million, or 15.4%. The remaining net sales increase of $54 million, or 7.2%, resulted from higher unit volumes and pricing actions. Unit volumes increased 6.0%, with increases in both the retail channel and foodservice channels. Retail channel volumes increased due to volume improvements in traditional roast and ground coffee especially in Brazil, as well as volume growth in single-serve products in Europe and instant coffees. The volume increases in the foodservice channel were driven by growth in roast and ground coffee.

Operating segment income increased $8 million, or 6.9%. Changes in foreign currency exchange rates increased operating segment income by $18 million, or 12.5%. The net impact of the change in exit activities, asset and business dispositions and transformation charges increased operating segment income by $6 million. The remaining operating segment income decrease of $16 million, or 10.4% was due to the impact of higher green coffee costs, an unfavorable sales mix shift to lower margin multi-serve products and higher SG&A costs which were only partially offset by volume increases, pricing actions and the benefits of continuous improvement programs.

First Nine Months –

Net sales increased by $438 million, or 23.1%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $234 million, or 13.5%. The remaining net sales increase of $204 million, or 9.6%, was due to the impact of pricing actions, a favorable sales mix, and an increase in unit volumes. Net unit volumes increased 2.5% with increases in both the retail and foodservice sectors. In the retail channel, volume growth was driven by increases in single-serve products, traditional roast and ground and instant coffees. Unit volume growth in the foodservice channel was driven by increased sales of concentrates and roast and ground coffee.

Operating segment income increased by $172 million, or 84.3%. Changes in foreign currency exchange rates increased operating segment income by $40 million, or 11.9%. The net impact of the change in exit activities, asset and business dispositions, transformation charges, accelerated depreciation and impairment charges increased operating segment income by $126 million, or 70.7%. The remaining operating segment income increase of $6 million, or 1.7%, was due to the favorable impact of price increases, higher unit volumes and the benefits of continuous improvement programs, which were partially offset by higher green coffee costs and an increase in SG&A costs, including higher media advertising and promotion costs.

International Bakery

	Quarter ended				Nine Months ended
(In millions)	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change
Net Sales	$231	$195	$36	18.9%	$686	$594	$92	15.6%

Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(28)	$28		$—	$(70)	$70

Operating segment income	$17	$14	$3	17.6%	$39	$32	$7	21.2%

Increase/(decrease) in operating segment income from:
Changes in foreign currency exchange rates	$—	$(2)	$2		$—	$(5)	$5
Exit activities, asset and business dispositions	—	—	—		(7)	(8)	1
Transformation	—	(1)	1		(1)	(2)	1

Total	$—	$(3)	$3		$(8)	$(15)	$7

Gross margin %	37.1%	40.2%		(3.1)%	38.0%	40.2%		(2.2)%

Third Quarter –

Net sales increased $36 million, or 18.9%. The impact of foreign currency changes, particularly in the European euro, increased reported net sales by $28 million, or 14.8%. The remaining net sales increase of $8 million, or 4.1%, was the result of price increases in response to higher commodity costs and an increase in unit volumes partially offset by an unfavorable sales mix shift to private label. Net unit volumes increased 0.7% due to an increase in fresh bread volumes in Spain due to the growth in private label; and an increase in refrigerated dough export volumes in Europe, which were partially offset by a volume decline in private label frozen products in Australia.

Operating segment income increased by $3 million, or 17.6%. Changes in foreign currency rates increased operating segment income by $2 million, or 14.2%. The net change in transformation charges increased operating segment income by $1 million, or 2.4%. The remaining increase in operating segment income was less than $1 million, or 1.0%, as higher costs associated with key raw materials, an unfavorable sales mix resulting from increased sales of lower margin private label products were offset by higher pricing for branded products and continuous improvement savings.

First Nine Months –

Net sales increased $92 million, or 15.6%. The impact of foreign currency rate changes, particularly in the European euro, increased reported net sales by $70 million, or 12.2%. The remaining net sales increase of $22 million, or 3.4%, was primarily a result of price increases to cover higher commodity costs and higher unit volumes in Europe, partially offset by an unfavorable sales mix due to the increase in private label sales. Net unit volumes increased 1.3% during the period due to an increase in volumes in private label fresh bread in Spain, and an increase in refrigerated dough volumes in Europe, which were partially offset by a volume decline in private label frozen products in Australia.

Operating segment income increased by $7 million, or 21.2%. Changes in foreign currency exchange rates increased operating segment income by $5 million, or 11.5%. The net impact of the change in exit activities, asset and business dispositions and transformation charges increased operating segment income by $2 million, or 9.2%. The remaining increase in operating segment income was less than $1 million, or 0.5%, as favorable pricing actions for branded products and savings from continuous improvement programs were offset by higher commodity and labor costs and an unfavorable sales mix.

Household and Body Care

	Quarter ended				Nine Months ended
(In millions)	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change	Mar. 29, 2008	Mar. 31, 2007	Change	Percent Change
Net Sales	$571	$507	$64	12.9%	$1,674	$1,481	$193	13.1%

Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(52)	$52		$—	$(141)	$141
Acquisition	—	—	—		2	—	2

Total	$—	$(52)	$52		$2	$(141)	$143

Operating segment income	$77	$59	$18	32.2%	$198	$193	$5	2.7%

Increase/(decrease) in operating segment income from:
Changes in foreign currency exchange rates	$—	$(5)	$5		$—	$(17)	$17
Exit activities, asset and business dispositions	—	(4)	4		—	1	(1)
Transformation charges	(3)	(3)	—		(6)	(11)	5
Impairment charge	—	(4)	4		—	(4)	4
Acquisition	—	—	—		(1)	—	(1)

Total	$(3)	$(16)	$13		$(7)	$(31)	$24

Gross margin %	49.1%	50.2%		(1.1)%	49.2%	50.0%		(0.8)%

Third Quarter –

Net sales increased $64 million, or 12.9%. The impact of changes in foreign currency exchange rates increased reported net sales by $52 million, or 10.6%, primarily due to the strengthening of the European euro and the Indian rupee. The remaining net sales increase of $12 million, or 2.3%, was primarily due to higher unit volumes, partially offset by increased trade promotions for air care and body care products. Unit volumes for the four core categories – shoe care, body care, air care and insecticides – increased 4.5% as a result of increases in unit volumes of air care products, driven by the success of new product launches; insecticides due to higher volumes in France and India; and body care products, driven by strong promotional activity. Shoe care unit volumes were virtually unchanged in the quarter.

Operating segment income increased $18 million, or 32.2%. Changes in foreign currency exchange rates increased operating segment income by $5 million, or 9.2%. The net change in exit activities, asset and business dispositions, transformation charges and impairment charges increased operating segment income by $8 million, or 16.8%. The remaining operating segment income increase of $5 million, or 6.3%, was due to unit volume growth, a reduction in media advertising and promotion and savings from continuous improvement initiatives, which were partially offset by increased trade promotions, due to increased competitive pressure, and higher raw materials and SG&A costs.

First Nine Months –

Net sales increased $193 million, or 13.1%. The impact of changes in foreign currency exchange rates increased reported net sales by $141 million, or 9.8%, primarily due to the strengthening of the European euro, Indian rupee and the British pound. The first nine months of 2008 includes sales of $2 million from an acquisition made after the start of 2007, which increased net sales by 0.2%. The remaining net sales increase of $50 million, or 3.1%, was due to higher unit volumes, partially offset by increased trade promotions. Unit volumes for the four core categories – shoe care, body care, air care and insecticides – increased 5.9%, primarily as a result of increased volumes in body care products driven by promotional activities and air care products due to the continuing success of new products.

Operating segment income increased $5 million, or 2.7%. Changes in foreign currency exchange rates increased operating segment income by $17 million, or 7.9%. The net change in exit activities, asset and business dispositions, transformation charges and an impairment charge increased operating segment income by $8 million, or 3.5%. The first nine months of 2008 includes $1 million of losses from an acquisition made after the start of 2007. The remaining operating segment income decrease of $19 million, or 8.3%, was due to an increase in trade promotions; higher SG&A costs due to higher labor costs, an $8 million charge for legal matters and higher media advertising and promotion costs in support of air care and body care products; and higher commodity and packaging costs; partially offset by savings from continuous improvement initiatives.

Financial Condition

Cash from Operating Activities

In the first nine months of 2008, $238 million of cash was received from operating activities as compared to $98 million in the first nine months of 2007. Cash from operating activities in the first nine months of 2008 and 2007 includes $10 million and $76 million, respectively, of cash generated by discontinued operations. The increase in the cash generated by operating activities on a year-over-year basis is primarily due to the improved earnings and a slight decrease in the cash used to fund working capital needs due to a decrease in cash taxes paid as compared to the prior year.

Cash from Investment Activities

Cash used in investment activities was $120 million in the first nine months of 2008 as compared to $426 million of cash generated in the comparable period of 2007. In the first nine months of 2008, $350 million was spent on purchases of property, equipment, software and other intangibles, which was $77 million less than the amount spent in the comparable period of the prior year. In 2007, the corporation received $351 million in proceeds related to the disposition of businesses and $688 million from the collection of loans receivable – $450 million was received from Hanesbrands in connection with the spin off and $238 million was collected upon the sale of the European Meats business. The cash received from the contingent sale proceeds and the sale of assets in the first nine months of 2008 was $130 million as compared to $120 million in the first nine months of 2007 due to changes in foreign currency rates. In 2008, $74 million of cash was received from derivative transactions, due in part to an increase in the number of mark-to-market derivative transactions, while $25 million of cash was used in the same period of the prior year. The prior year also included $340 million cash used to invest in short-term investments, net of cash received from maturing short-term investments.

Cash from Financing Activities

Net cash used in financing activities was $1,540 million during the first nine months of 2008 as compared to $633 million in the prior year period. In 2008, the corporation repaid $1,003 million of long-term debt that matured during the first nine months primarily using cash on hand. In the first nine months of 2007, prior to being spun off, Hanesbrands borrowed $2,600 million from a group of banks. Net of loan origination fees, the corporation received $2,558 million of cash proceeds, and this amount is included in the corporation’s borrowings of long-term debt. Using a portion of the proceeds received from the borrowing, Hanesbrands paid a dividend of $1,950 million to the corporation. The proceeds from the dividend from Hanesbrands and $688 million of loan repayment proceeds were used to repay $1,713 million of short-term borrowings, repurchase $490 million of common stock and pay dividends of $301 million in the first nine months of 2007. The corporation also transferred $650 million of cash to Hanesbrands at the spin off date. During the first nine months of 2008, the corporation repurchased $315 million of common stock and paid dividends of $222 million.

The corporation at this point does not expect to repurchase any additional amount of the corporation’s common stock in 2008. It is expected that future repurchases, if any, will be funded with either cash generated from operations, proceeds from borrowings or proceeds from business dispositions.

Liquidity

Notes Payable/Cash and Equivalents

Notes payable at March 29, 2008 of $23 million was unchanged from the amount reported at June 30, 2007. The corporation had cash and cash equivalents on the balance sheet at March 29, 2008 of $1,258 million, which was $1,259 million lower than the balance at June 30, 2007, as the corporation utilized cash on hand to repay $1,003 million of long-term debt that matured during the first nine months.

The corporation anticipates an increased usage of commercial paper borrowings as a source of funds in the fourth quarter of 2008.

Debt

The corporation’s total long-term debt decreased $855 million in the first nine months of 2008, from $4,197 million at June 30, 2007, to $3,342 million at March 29, 2008, primarily as a result of the repayment of $1,003 million of maturing long-term debt during the first nine months.

The corporation’s total long-term debt of $3,342 million is due to be repaid as follows: $453 million in the remainder of 2008; $571 million in 2009; $48 million in 2010; $16 million in 2011; $1,136 million in 2012; $522 million in 2013; and $596 million thereafter. Debt obligations due to mature in the next year are expected to be satisfied with a combination of short-term borrowings, cash on hand, new long-term debt issuances and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 61.9% fixed-rate debt as of March 29, 2008, as compared with 60.5% as of June 30, 2007. The increase in fixed-rate debt at March 29, 2008 versus June 30, 2007 is due to the repayment of long-term variable rate debt during the period and the impact of changes in foreign currency exchange rates. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Credit Facilities and Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in June 2009 and the pricing under this facility is based upon the corporation’s current credit rating. At March 29, 2008, the corporation had not borrowed under the facility and the facility does not mature or terminate upon a credit rating downgrade. The facility contains a number of typical covenants that the corporation is in compliance with, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended March 29, 2008, the corporation’s interest coverage ratio was 9.0 to 1.0.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of March 29, 2008, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB+	A-2	Negative
Moody’s Investors Service	Baa1	P-2	Negative
FitchRatings	BBB	F-2	Stable

In March 2008, FitchRatings lowered the corporation’s credit rating on its senior unsecured obligations from BBB+ to BBB. Changes in the corporation’s credit ratings result in changes in the corporation’s borrowing costs. The corporation’s current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a higher degree of liquidity. A downgrade of the corporation’s short-term credit rating would place the corporation in a commercial paper market that would contain significantly less market liquidity than it currently operates in with a rating of “A-2” , “P-2” or “F-2.” This would reduce the amount of commercial paper the corporation could issue and raise its commercial paper borrowing cost. To the extent that the corporation’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the corporation has the ability to use available credit facilities to satisfy operating requirements, if necessary.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $32 million in the remainder of 2008; $101 million in 2009; $77 million in 2010; $53 million in 2011; $36 million in 2012; $26 million in 2013; and $99 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $7 million in the remainder of 2008; $28 million in 2009; $25 million in 2010; $21 million in 2011; $17 million in 2012; $14 million in 2013; and $62 million thereafter.

Future Contractual Obligations and Commitments

During 2007, the corporation exited a U.S. meat production plant that included a hog slaughtering operation. Certain purchase contracts for the purchase of live hogs at this facility were not exited or transferred after the closure of the facility. These contracts represent the purchase of approximately 2.0 million hogs over periods of time, the majority of which will expire by December 2009. Under the terms of these contracts, the corporation will continue to purchase these live hogs and therefore, the corporation has entered into a hog sales contract under which these hogs will be sold to another slaughter operator. The corporation’s purchase price of these hogs is generally based on the price of corn products, and the corporation’s selling price for these hogs is generally based on USDA posted hog prices. Divergent movements in these indices will result in either gains or losses on these hog transactions. Expected losses from the sale of these hogs are recognized when the loss is probable of occurring.

The corporation has various funding obligations and certain contingent guaranty obligations that are outlined below.

Pension Plans

As shown in the Pension footnote to the Consolidated Financial Statements that was included in the corporation’s 2007 Annual Report on Form 10-K, the funded status of the corporation’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. The underfunded status of the plans was $580 million at the end of 2007 as compared to $810 million at the end of 2006. Further information on the corporation’s pension plans is contained in Note 9 to these Consolidated Financial Statements.

In the first nine months of 2008, the corporation contributed $148 million to these defined benefit pension plans and the corporation anticipates that an additional $73 million of cash contributions will be made over the last three months of the fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2008 may be materially different from the current estimate. The Significant Accounting Policies section and Note 20—Defined Benefit Pension Plans to the Consolidated Financial Statements, that are incorporated into the corporation’s 2007 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The corporation’s estimated annual effective tax rate for 2008 assumes a charge of $97 million for the repatriation of a portion of 2008 foreign earnings to the U.S. At the end of 2007, the corporation had a deferred tax liability of approximately $420 million for future repatriation actions that had not yet been completed at the end of 2007. During the first nine months of 2008, the corporation repatriated $1.6 billion of accumulated earnings of foreign subsidiaries to complete these repatriation actions and will settle the $420 million tax liability by the close of the corporation’s 2008 tax year. The majority of the corporation’s U.S. cash taxes for tax year 2008 have already been paid by March 29, 2008. Other income or losses generated by the business, as well as the impact of changes in foreign currency exchange rates, will impact the total amount of cash taxes paid in any period. If further repatriation actions are completed in 2008, the amount of cash taxes that are paid in 2008 or early 2009 could also increase. Additional repatriation actions may occur in future periods and these actions will require additional cash tax payments and the funding of these tax payments will be made with cash generated from operations, dispositions and short-term borrowings.

Transformation Liabilities

The corporation has recognized amounts for transformation and other restructuring charges. At the end of the first nine months of 2008, the corporation had recognized cumulative liabilities of approximately $116 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid in the remainder of 2008.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is approximately $33 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

As outlined in the corporation’s 2007 Annual Report filed on Form 10-K with the Securities and Exchange Commission, the corporation’s control systems use analytical techniques including market value, sensitivity analysis and value at risk estimations. The value at risk estimations shown in the table below are intended to measure the maximum amount the corporation could lose from adverse market movements in interest rates and foreign exchange rates for a one-day period at a 95% confidence level.

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts
Third Quarter 2008
Interest rates	$24	$18	1 day	95%
Foreign exchange	35	24	1 day	95
Fiscal Year End 2007
Interest rates	$11	$9	1 day	95%
Foreign exchange	9	9	1 day	95

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the first nine months of 2008 and the end of 2007, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $4 million and $11 million, respectively.

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

Issued but not yet Effective Accounting Standards

Accounting for Defined Benefit Pension and Other Postretirement Plans – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” In accordance with the provisions of SFAS 158, a portion of the requirements have been adopted in 2007 and the remainder will be adopted in 2009, as described below. SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The company has recognized the funded status of its defined benefit pension and other postretirement benefit plans at the end of 2007.

SFAS 158 also requires consistent measurement of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position. This provision is effective for the corporation in 2009, with early adoption permitted. As the corporation currently measures the assets and obligations of its defined benefit pension plans and postretirement medical plans as of March 31st of each year, the adoption of this portion of the standard will require a change in the plan measurement date to the fiscal year end. At this time, the corporation does not anticipate early adoption of this requirement. Until those measurements are completed, the corporation cannot assess the impact of adopting this portion of SFAS 158.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS 157 is effective for the corporation at the beginning of 2009. In November 2007, the FASB decided to defer the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The corporation is currently evaluating the provisions of this new standard and has not determined the impact of adopting at this time.

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

Business Combinations – In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, which requires changes in the accounting and reporting of business acquisitions. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in SFAS No. 157. SFAS 141(R) is effective for the corporation for acquisitions that occur beginning in 2010. The corporation is currently evaluating the provisions of this new standard and has not determined the impact of adopting it at this time.

Minority Interests – In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the corporation at the beginning of 2010. The corporation is evaluating the provision of this new standard; however, we currently believe the adoption of SFAS 160 will not have a material impact on the consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 and requires expanded disclosure for derivative instruments. The statement requires companies to provide a tabular presentation of gains and losses by type of derivative and to disclose the line item impacted in the income statement. Fair value disclosures of derivatives, by type, must also be included that highlights the line in the balance sheet where the fair values are recorded and the total notional value of all derivatives must be disclosed. Additionally, companies must include additional qualitative disclosures including why derivatives are used and what risk exposures are addressed by executing a hedging program. These disclosures are required for both interim and annual financial statements and must be adopted by the corporation in the third quarter of fiscal 2009.

Forward—Looking Information

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

•

The consumer marketplace, such as (iii) significant competition, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iv) fluctuations in the availability and cost of raw materials, Sara Lee’s ability to increase product prices in response and the impact on Sara Lee’s profitability; (v) the impact of various food safety issues on sales and profitability of Sara Lee’s products; (vi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; and (vii) changes in regulations that impose additional requirements on Sara Lee, such as recent requirements regarding the labeling of transfat content;

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

In addition, the corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations in markets where the corporation competes. We have provided additional information in our Form 10-K for 2007, that readers are encouraged to review, concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4—CONTROLS AND PROCEDURES

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

ITEM 1—LEGAL PROCEEDINGS

None

ITEM 1A—RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 2(c)—REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the third quarter of 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
December 30, 2007 to February 2, 2008	6,066,315	$16.01	6,066,315	24,848,780
February 3, 2008 to March 1, 2008	—		—	24,848,780
March 2, 2008 to March 29, 2008	—		—	24,848,780

Total	6,066,315		6,066,315	24,848,780

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At March 29, 2008, 24.8 million shares remain authorized for repurchase under this program. There is no expiration date for the program.

ITEM 6—EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Bylaws, amended March 27, 2008

10.1	Sara Lee Corporate Severance Plan for Corporate Officers, amended January 31, 2008

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ L.M. (Theo) de Kool
L.M. (Theo) de Kool
Chief Financial Officer
(Principal Accounting Officer)

DATE: May 6, 2008