Form 10-K
period 2008-06-28
Sara Lee Corp
filed 2008-08-27
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On August 2, 2008, the registrant had outstanding 706,384,225 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11.4 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended June 28, 2008 are incorporated by reference into Parts I, II and IV of this Form 10-K, and are filed as Exhibit 13. Portions of the registrant’s Proxy Statement for its 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Sara Lee Corporation (“Sara Lee,” “we,” “our” or the “Company”) is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world focused primarily on the meats, baking, beverage and household products categories. The Company was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985. Sara Lee’s principal executive offices are located in Downers Grove, Illinois.

Sara Lee’s operations are organized around six business segments—North American Retail Meats, North American Retail Bakery, Foodservice, International Beverage, International Bakery, and Household and Body Care. Results of operations for all periods are presented based upon this reporting structure.

North American Retail Meats

North American Retail Meats sells a variety of packaged meat products to retail customers in North America. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, and cooked hams. Our significant brands include Hillshire Farm, Ball Park, Jimmy Dean, Sara Lee, Bryan, State Fair and Kahn’s.

Following the March 2008 sale of our Mexican joint venture, substantially all of the sales of the North American Retail Meats business are generated in the U.S. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains and generally are transacted through Sara Lee’s own sales force and outside brokers.

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

North American Retail Meats’ business accounted for 18.3%, 19.6% and 20.2% of Sara Lee’s consolidated sales during fiscal years 2008, 2007 and 2006 respectively.

North American Retail Bakery

North American Retail Bakery sells a wide variety of fresh and frozen baked products and specialty items to retail customers in North America. Products include bread, buns, bagels, rolls, muffins, specialty bread, frozen pies, cakes, cheesecakes and other desserts. Significant brands include Sara Lee, Earth Grains, Colonial, Rainbo, Holsum, IronKids, Mother’s, Sunbeam, Sun-Maid, Healthy Choice and Heiner’s. Certain brands are used under licensing arrangements; however sales of products sold under licensing arrangements represent less than 10% of total North American Retail Bakery sales. The North American Retail Bakery segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Substantially all of the North American Retail Bakery’s sales are generated in the U.S. and are made in the retail channel to supermarkets, mass merchandisers and warehouse clubs, and to restaurants, schools and other institutional outlets. Sales are made through Sara Lee’s sales force, independent operators and independent wholesalers. The North American Retail Bakery segment offers delivery directly to retail customer stores and warehouses through its direct store delivery system, which maintains approximately 4,600 delivery routes.

North American Retail Bakery’s primary raw materials include wheat flour, sugar, corn syrup, butter, fruit, eggs and cooking oils, which are purchased from independent suppliers. Sara Lee does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports.

The bakery business is highly competitive, with an emphasis on product quality and freshness, service, innovation and value. The North American Retail Bakery segment competes with other international, national, regional and local companies in each of the product groups.

North American Retail Bakery’s business accounted for 16.5%, 16.6% and 16.7% of Sara Lee’s consolidated sales during fiscal years 2008, 2007 and 2006, respectively.

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

During fiscal 2008, virtually all of the segment’s sales were generated in the U.S. Sales are made in the foodservice channel to distributors, restaurants, hospitals and other large institutions. The Foodservice segment also offers direct delivery of beverage products to restaurants and warehouses through its direct delivery system. Unit volumes in the Foodservice segment are generally a function of consumer eating patterns outside of the home.

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

Foodservice’s business accounted for 16.8%, 18.3% and 19.5% of Sara Lee’s consolidated sales during fiscal years 2008, 2007 and 2006, respectively.

International Beverage

International Beverage sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil. In Europe, some of the more prominent brands are Douwe Egberts, Senseo, Maison du Café, Marcilla, Merrild and Pickwick. In South America, significant brands include Café do Ponto, Café Caboclo, União and Café Pilão.

In fiscal 2008, 81% of the segment’s sales were generated in Western and Central Europe, 13% in Brazil and 4% in Australia. Sales are made in both the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to distributors. The International Beverage segment also offers direct delivery to restaurants and warehouses through its direct delivery system.

The beverage business is highly competitive, with an emphasis on quality and value, and the International Beverage segment competes with other international, national and regional companies. Consumer preferences as to the blend or flavor and convenience of purchases continue to change, with differing preferences around the world.

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

Sara Lee’s International Beverage business accounted for 24.1%, 21.8% and 20.7% of Sara Lee’s consolidated revenues during fiscal years 2008, 2007 and 2006 respectively.

International Bakery

International Bakery sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia. Products include a variety of bread, buns, rolls, specialty bread, refrigerated dough and frozen desserts. The major brands under which International Bakery sells its products include Bimbo, CroustiPate, Ortiz, BonGateaux and Sara Lee.

During fiscal 2008, 87% of the segment’s sales were generated in Western Europe, while the remaining sales were generated in Australia. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to distributors and institutions. Sales generally are made through Sara Lee’s sales force and independent wholesalers. The International Bakery segment offers delivery directly to retail customer stores and warehouses through its direct store delivery system.

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

The International Bakery’s business accounted for 7.0%, 6.7% and 6.6% of Sara Lee’s consolidated revenues during fiscal years 2008, 2007 and 2006, respectively.

Household and Body Care

Household and Body Care sells products in four primary categories: body care, air care, shoe care and insecticides. Body care consists of soaps, shampoos, bath and shower products, deodorants, shaving creams and toothpastes, which are sold primarily in Europe under brands such as Sanex, Duschdas, Radox, Monsavon and Zendium. Air care provides air fresheners under the Ambi Pur brand in Europe, Australia, Africa and certain Asian countries. Shoe care includes polishes, cleaners and wax sold primarily under the Kiwi brand in many countries around the world. Insecticides are sold primarily in Europe and Asia under brands such as Vapona, Catch, GoodKnight, Bloom and Ridsect.

In fiscal 2008, 70% of the segment’s sales were generated in Western and Central Europe, 21% in the Asia Pacific region and 4% in the U.S. The remaining portion of the segment’s sales was generated primarily in Africa.

The Household and Body Care business is highly competitive, with an emphasis on innovation, quality and value. Sara Lee competes with other international, national and regional companies.

Sara Lee’s Household and Body Care segment accounted for 17.3%, 17.0% and 16.3% of Sara Lee’s consolidated revenues during fiscal years 2008, 2007 and 2006, respectively.

Customers

Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more business segments. During fiscal 2008, Wal-Mart Stores Inc. was Sara Lee’s largest customer. Net sales to Wal-Mart Stores Inc. were $1.3 billion, or approximately 10% of Sara Lee’s fiscal 2008 net sales. Of this amount, $773 million of net sales were made by the North American Retail Meat business and $345 million of net sales were made by the North American Retail Bakery business. Although no other single customer accounts for 10% or more of Sara Lee’s consolidated revenues, the loss of one of our major mass retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

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

In total during fiscal 2008, 23.1% of Sara Lee’s consolidated net sales from continuing operations were recognized in the first quarter, 25.8% in the second quarter, 24.6% in the third quarter and 26.5% in the fourth quarter.

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

Employees

At the end of fiscal year 2008, Sara Lee employed approximately 44,000 employees worldwide.

Executive Officers of Sara Lee

Set forth below is certain information with respect to the current executive officers of Sara Lee. There are no family relationships between any of the executive officers listed below.

Brenda C. Barnes, Age 54. Chairman and Chief Executive Officer of Sara Lee Corporation since October 2005, President and Chief Executive Officer from February 2005 to October 2005, and President and Chief Operating Officer from July 2004 to February 2005. She has served as a director of Sara Lee since July 2004.

Ms. Barnes served as the Interim President of Starwood Hotels and Resorts (hotel chain) from November 1999 to March 2000, and President and Chief Executive Officer of PepsiCola North America (soft drink manufacturer) from 1996 until 1998. Prior to that, she held various positions with several divisions of PepsiCo, Inc. from 1976 to 1996. Ms. Barnes also served as an adjunct professor at the Kellogg Graduate School of Business and at North Central College in 2002. She is a member of the Steering Committee of the Kellogg Center for Executive Women.

Stephen J. Cerrone, Age 49. Executive Vice President, Human Resources of Sara Lee Corporation since January 2007. Prior to joining Sara Lee, Mr. Cerrone served as Executive Vice President, Human Resources of JPMorganChase Corporation (financial services) from 2004 to 2007, and Executive Vice President, Human Resources of BankOne Corporation from 2003 until it merged with JPMorganChase in 2004. Prior to that, he was employed by Burger King Corporation (restaurant chain) from 1989 to 2004, most recently serving as its Executive Vice President, Worldwide Human Resources from 1999 to 2003, and as Vice President, Human Resources, Burger King Europe/Middle East/Africa from 1997 to 1999.

Margaret M. Foran, Age 53. Executive Vice President, General Counsel and Corporate Secretary since June 30, 2008. Before joining Sara Lee, Ms. Foran served as Senior Vice President, Associate General Counsel and Corporate Secretary of Pfizer, Inc. (global pharmaceutical company), where she was employed since July 1997. Prior to that, she served as Associate General Counsel and Assistant Secretary of ITT Corp. (engineering and manufacturing company) and before that as a Vice President, Assistant General Counsel, and Assistant Secretary for J. P. Morgan & Co., Inc. (global financial services), as well as Secretary of Morgan Guaranty Trust Company of New York.

Christopher J. (CJ) Fraleigh, Age 45. Executive Vice President of Sara Lee Corporation since January 2007 and Chief Operating Officer, Sara Lee North America since November 2007. Mr. Fraleigh served as Chief Executive Officer of Sara Lee Food & Beverage from January 2005 to November 2007, and as Senior Vice President of Sara Lee from January 2005 to January 2007. Prior to joining Sara Lee, Mr. Fraleigh was employed by General Motors Corporation (automobile manufacturer) as general manager of its GMC-Buick-Pontiac division during 2004 and as Executive Director of Advertising and Corporate Marketing from 2001 to 2004. Mr. Fraleigh also served as Vice President, Colas for PepsiCo, Inc. from 1999 to 2001.

B. Thomas Hansson, Age 48. Senior Vice President, Strategy and Corporate Development of Sara Lee Corporation since January 2007. Prior to joining Sara Lee, Mr. Hansson was employed by Booz Allen Hamilton (consulting firm) from 1987 to January 2007. Mr. Hansson was elected a partner of Booz Allen Hamilton in 1995 and he was based in London from 1987 to 1997 and in Los Angeles from 1997 until he joined Sara Lee.

Vincent H.A.M. Janssen, Age 55. Executive Vice President of Sara Lee Corporation since August 2007 and Chief Executive Officer, Household and Body Care since 2003. Mr. Janssen joined Sara Lee in 1992 as Director of Marketing and Sales for Douwe Egberts, the Netherlands. Since that time, he has held positions of increasing responsibility, including president of Douwe Egberts, the Netherlands, and Regional Vice President of Coffee and Tea with responsibility for all coffee and tea activities in the Netherlands, the U.K., Australia and Poland as well as the worldwide out-of-home coffee systems business. He was promoted to Senior Vice President of Sara Lee in January 2004.

L.M. (Theo) de Kool, Age 55. Executive Vice President and Chief Financial and Administrative Officer of Sara Lee since February 2005; Executive Vice President and Chief Financial Officer of Sara Lee from January 2002 to February 2005. Mr. de Kool began his career with Sara Lee in 1990, serving as Vice President of Finance for the Household and Personal Care division of Sara Lee/DE N.V., a Dutch subsidiary of Sara Lee, from 1990 to 1993. From 1993 to 1995, he served as Chief Financial Officer of the Blokker retail chain. Mr. de Kool rejoined Sara Lee/DE in 1995 as its Chief Financial Officer and as a member of its Board of Management. Mr. de Kool was named a Vice President of Sara Lee in 1996 and a Senior Vice President of Sara Lee in 2001. Mr. de Kool also serves as a member of the Supervisory Board of Royal Wessanen nv, a multinational food corporation based in the Netherlands.

James W. Nolan, Age 52. Executive Vice President of Sara Lee Corporation since January 2007 and Chief Executive Officer of Sara Lee Fresh Bakery since November 2007. Mr. Nolan joined Sara Lee in February 2005 as a Senior Vice President and Chief Executive Officer of Sara Lee Foodservice. Prior to joining Sara Lee, Mr. Nolan served as Executive Vice President, U.S. Operations of PepsiAmericas, Inc. (beverage manufacturer), from 2002 to February 2005, and as PepsiAmericas’ Senior Vice President—West Group from 2001 to 2002. Mr. Nolan was employed by PepsiCo, Inc. (food and beverage manufacturer) and served as Senior Vice President, Sales and Market Development from 1998 to 2001 and as Chief Customer Officer/Senior Vice President National Sales from 1994 to 1998.

Frank van Oers, Age 49. Executive Vice President of Sara Lee Corporation and Chief Executive Officer, International Beverage and Bakery since August 2007. Mr. van Oers served as Chief Executive Officer of Sara Lee International’s Coffee & Tea division from July 2006 to August 2007 and was appointed a Senior Vice President of Sara Lee Corporation in August 2006. From April 2005 through July 2006, Mr. van Oers served as Chief Financial Officer of Sara Lee International and, from September 2003 to April 2005, he served as Regional Vice President and President of Douwe Egberts Coffee Systems International. Mr. van Oers joined Sara Lee in 1996 and has served in various positions of increasing responsibility, including as President of Douwe Egberts Coffee Systems Netherlands B.V. from 2000 to 2003, General Manager of Operations for Douwe Egberts Netherlands from 1999 to 2000, and Vice President of Finance, Administration and Information Technology of Douwe Egberts Netherlands from 1996 to 1999. Before joining Sara Lee, Mr. van Oers held various positions with Chicopee B.V., a subsidiary of Johnson & Johnson, and was an auditor with Coopers & Lybrand and Deloitte Haskins & Sells.

Information Available on Sara Lee’s Web Site

This Annual Report on Form 10-K and Sara Lee’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, and other documents filed with or furnished to the Securities and Exchange Commission (“SEC”) are available on Sara Lee’s Web site (www.saralee.com, under “Investor Relations—Financial/SEC Information”) as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. These documents also are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

The following documents also are available on Sara Lee’s Web site, www.saralee.com, under the captions indicated:

•	current versions of Sara Lee’s corporate charter and bylaws, under “About Sara Lee-Corporate Governance”

•	Corporate Governance Guidelines, under “Investor Relations-Corporate Governance”

•	Global Business Standards, Sara Lee’s corporate code of business conduct and ethics, and any amendments to or waivers of such code, if applicable, under “About Sara Lee-Global Business Practices”

•

current charters for the Audit, Compensation and Employee Benefits, and Corporate Governance, Nominating and Policy Committees of Sara Lee’s Board of Directors, under “About Sara Lee-Board of Directors-Committee Charters”

•	procedures for communicating with Sara Lee’s Board of Directors, or the chair of any committee of the Board, under “About Sara Lee-Board of Directors-Contact Board of Directors”

A copy of Sara Lee’s Corporate Governance Guidelines, Global Business Standards or the charter of Sara Lee’s Audit, Compensation and Employee Benefits, or Corporate Governance, Nominating and Policy Committees will be sent to any stockholder without charge upon written request addressed to Sara Lee Corporation, Attn: Investor Relations Department, at 3500 Lacey Road, Downers Grove, Illinois, 60515-5424 or by calling (630) 598-8100.

Throughout this Annual Report on Form 10-K and as permitted by the SEC, Sara Lee “incorporates by reference” certain information from parts of other documents filed or to be filed with the SEC, including Sara Lee’s 2008 Annual Report to Stockholders and Sara Lee’s Proxy Statement. Readers of this Annual Report on Form 10-K are encouraged to read the information referenced in such other documents. Portions of Sara Lee’s 2008 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K, and full copies of Sara Lee’s 2008 Annual Report to Stockholders and Proxy Statement will be available, on or about September 16, 2008, on Sara Lee’s Web site, www.saralee.com, under “Investor Relations—Financial/SEC Information.”

Financial Information About Industry Segments

For financial reporting purposes, Sara Lee’s businesses are divided into six business segments: North American Retail Meats, North American Retail Bakery, Foodservice, International Beverage, International Bakery, and Household and Body Care. Financial information about Sara Lee’s business segments is incorporated herein by reference to Note 22, “Business Segment Information,” to the Consolidated Financial Statements contained in Sara Lee’s 2008 Annual Report to Stockholders.

Financial Information About Foreign and Domestic Operations and Export Sales

Sara Lee’s foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee’s principal foreign subsidiary is Sara Lee International, B.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands (“Sara Lee International”). Sara Lee International has responsibility for managing the International Beverage, International Bakery and worldwide Household and Body Care divisions of Sara Lee. Household and Body Care’s operations are conducted by subsidiaries in over forty countries. The financial information about Sara Lee’s foreign and domestic operations in Note 23, “Geographic Area Information,” to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Sara Lee of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2008 Annual Report to Stockholders is incorporated herein by reference.

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

The branded food industry is intensely competitive. To maintain and increase our market positions, we may need to increase expenditures on media, advertising and promotions, and introduce new products and line extensions. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or increasing our market share and could result in lower sales and profits.

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

Our businesses use many different types of commodities and inputs, including beef, pork, coffee, wheat, corn, corn syrup, soybean and corn oils, butter, sugar and fuel. The prices of commodities we use are subject to volatility due to factors beyond our control, such as commodity market fluctuations, the availability of supply, weather, currency fluctuations, trade agreements among producing and consuming nations, consumer demand and changes in governmental agricultural programs. In fiscal 2008 and 2007, we experienced significant increases in the prices of our commodities and other inputs, and we expect the prices of these commodities and other inputs to continue to rise in fiscal 2009. Commodity price increases directly impact our business by increasing the costs of raw materials used to make our products and the costs of inputs to manufacture, package and ship our products. We use commodity financial instruments to hedge some commodity prices, but not at significant levels and not for long durations of time. Over time, if commodity costs continue to increase, our operating costs will increase despite our commodity hedging program. Additionally, if we are not able to increase our product prices to sufficiently offset increased raw material costs, as a result of consumer sensitivity to pricing or otherwise, or if unit volume sales are significantly reduced due to price increases, it could have a material negative impact on our profitability.

We must leverage our brand value propositions to remain competitive and maintain profitability during economic downturns.

In many product categories, we compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices. Consumers’ willingness to purchase our products will depend upon our ability to maintain consumer perception that our products are of a higher quality and provide greater value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. Furthermore, in periods of economic uncertainty, consumers tend to purchase more private label or other economy brands, or to forego certain purchases altogether. To the extent this occurs, we could experience a reduction in the sales volume of our higher margin products, or a shift in our product mix to lower margin offerings.

If our food products become adulterated or misbranded, we might need to recall those items and may experience product liability claims if consumers are injured.

Most of our products are sold for human consumption or personal use, which involves a number of legal risks. We may need to recall some of our products if they become adulterated or misbranded. A widespread product recall could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands. We also may be subject to liability if our products or operations violate applicable laws or regulations, or in the event our products cause injury, illness or death. In addition, we could be the target of claims that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. Even if a product liability or consumer fraud claim is unsuccessful or is without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image.

Our financial results are subject to currency fluctuations as a result of our significant international operations.

Almost half of our annual net sales are generated outside the United States. Our consolidated financial statements are prepared in U.S. dollars, while our international businesses report transactions in their respective local currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances. Sara Lee is particularly affected by fluctuations in the value of the U.S. dollar and the Euro and, to a lesser extent, the Brazilian real, British pound and Australian dollar.

Our pension costs could substantially increase as a result of volatility in the equity markets or interest rates, and could be adversely impacted by other pension arrangements.

As of the latest measurement date in March 2008, the projected benefit obligation of Sara Lee’s defined benefit pension plans was $4.74 billion and total assets in such plans were $4.42 billion. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. In addition, in April 2006 we signed an agreement with the trustees of the Sara Lee U.K. Pension Plan in which we agreed to fully fund certain U.K. pension obligations by 2015. Under this agreement, Sara Lee will make annual contributions to the Plan of 32 million British pounds through 2015; however, the annual payments may be increased 20% if Sara Lee ceases to maintain specified credit ratings. After 2015, Sara Lee has agreed to keep the U.K. plan fully funded in accordance with local funding standards. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which the company operates, the tax deductibility of amounts funded and arrangements made with the trustees of certain foreign plans. A significant increase in our pension funding requirements could have a negative impact on our results of operations.

Sara Lee also is a participating employer in various multi-employer pension plans (“MEPP”). MEPPs are a type of pension plan that provides benefits to employees of multiple employers, and all participating employers are jointly responsible for maintaining the plan’s funding requirements. As a result of our participation in these types of plans, we could experience greater volatility in our overall pension funding obligations because our obligations may be impacted by the financial stability of, and potentially other activities taken by, other participating employers.

If we pursue strategic acquisitions or divestitures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time, we evaluate potential acquisitions or divestitures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges, such as those relating to personnel and technology. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirors or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divesture activities may require us to recognize impairment charges. Our acquisition or divestiture activities also may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers.

Changes in our relationships with our major customers, or in the trade terms required by such customers, may reduce sales and profits.

Because of the competitive environment facing retailers, many of our customers have increasingly sought to improve their profitability through pricing concessions and increased promotional programs, more favorable trade terms and increased emphasis on private label products. This trend has become more pronounced with increasing retailer consolidation and the rise in hard discounters in Europe. To the extent we provide concessions or better trade terms, our margins would be reduced. Further, if we are unable to continue to offer terms that are acceptable to our significant customers, such as Wal-Mart Stores Inc., our largest customer, or our customers determine that less inventory is necessary to service consumers, these customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

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

We have several credit facilities in place and management believes that these facilities are sufficient to fund our operating requirements. One of the significant factors that determine the pricing under these credit facilities is Sara Lee’s credit rating, and negative changes in our credit ratings could increase our borrowing costs. In addition, our current short-term credit rating allows us to participate in a commercial paper market that has a large number of potential investors and a high degree of liquidity. A downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both.

The global nature of our business and the resolution of tax disputes creates volatility in our effective tax rate.

As a global business, Sara Lee’s tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the timing and recognition of goodwill impairments, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. As a result of the geographic mix of our business, we are required to remit a significant portion of the earnings of our foreign operations to the U.S. each year. This has resulted in higher levels of tax expense and cash taxes paid.

In addition, significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions will be challenged and that our positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

Our information technology resources must achieve targeted cost reductions and realize anticipated benefits from the conversion to a common IT system or our results of operations and financial condition could be adversely affected.

Our future success and profitability depends in part on our ability to be efficient in the manufacture and distribution of our products and in processing transactions with our customers and vendors. To improve operational efficiency, we have launched an ongoing continuous improvement initiative and invested significant resources in a common information technology system across the organization. Our failure to generate significant cost savings and margin improvement from these initiatives could adversely affect our profitability and weaken our competitive position. Additionally, if the transition to our common information technology system is disruptive to our business or if the system does not perform as we anticipate, we could experience transaction errors, processing inefficiencies, and the loss of sales and customers, which could cause our business and results of operations to suffer.

We are subject to risks associated with our international operations, which could negatively affect our sales to customers in foreign countries as well as our operations and assets in such countries.

In fiscal 2008, we generated approximately 48% of our sales and 69% of our operating segment income outside of the United States. In addition, approximately 56% of our total assets are located outside of the United States and we use non-U.S. third-party suppliers for inventory and distribution services. As a result, Sara Lee is subject to numerous risks and uncertainties relating to international sales and operations, including:

•	difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex laws, treaties and regulations;

•	different regulatory structures and unexpected changes in regulatory environments, including potentially negative consequences from changes in tax laws;

•	earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	the imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	political and economic instability, including the possibility of civil unrest, and the nationalization of properties by foreign governments.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Sara Lee’s corporate and North American headquarters are located in approximately 554,000 square feet of leased facilities in and around Chicago, Illinois. In addition, Sara Lee operates more than 270 food processing and consumer product manufacturing plants, warehouses and distribution facilities that each contains more than 20,000 square feet in building area. Sara Lee or its subsidiaries own most of these facilities, and the majority of the leased facilities are subject to lease terms of less than 10 years. Management believes that Sara Lee’s facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Sara Lee’s current business operations and that the loss of any single facility would not have a material adverse effect on the operations or financial results of Sara Lee or any of its lines of business.

The following table identifies the locations of Sara Lee facilities (owned or leased) containing more than 20,000 square feet in building area by business segment.

North American Retail Meats
United States facilities (14 states)	approximately 5.1 million square feet

North American Retail Bakery
United States facilities (30 states)	approximately 7.2 million square feet

Foodservice
United States facilities (17 states)	approximately 3.2 million square feet

International Bakery
International facilities	approximately 1.9 million square feet

Australia	Portugal
France	Spain

International Beverage
International facilities	approximately 4.0 million square feet

Australia	Denmark	Hungary
Belgium	France	The Netherlands
Brazil	Germany	Poland
Czech Republic	Greece	Spain
Thailand

Household and Body Care
United States facilities (1 state)	approximately 23 thousand square feet
International facilities	approximately 3.9 million square feet

China	Kenya	South Africa
Denmark	Malaysia	Spain
India	The Netherlands	Thailand
Indonesia	Philippines	United Kingdom
Italy	Poland	Zambia
Zimbabwe

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

On October 19, 2005, defendants filed a motion for judgment on the pleadings based on the plaintiffs’ failure to adequately plead loss causation. The motion was fully briefed at the end of November 2005. On July 10, 2006, the motion was granted and the case was dismissed. The Court found that plaintiffs failed to allege and prove that defendants’ misrepresentations and other fraudulent conduct proximately caused plaintiffs’ economic losses. On July 24, 2006, plaintiffs moved for relief from final judgment and for leave to amend the consolidated amended complaint under Federal Rules 15(a), 59(e), and 60(b). Sara Lee believes that the allegations stated in the proposed amended consolidated amended complaint remain without merit. Briefing on plaintiffs’ motion was completed on October 13, 2006, and the Company is awaiting the Court’s ruling. The Company intends to continue to defend the action vigorously.

As described in Sara Lee’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, two purported Sara Lee stockholders filed separate individual and derivative actions on June 26, 2003 and July 11, 2003, respectively, in the Circuit Court of Cook County, Illinois against Sara Lee, its Board of Directors and certain of its officers for purported breaches of fiduciary duty relating to the allegations that the defendants misstated or omitted material adverse facts regarding Sara Lee’s business, operations, management, and financial statements, and the value of Sara Lee’s common stock. One complaint also contained a count against C. Steven McMillan, former Chairman, President and Chief Executive Officer of Sara Lee, and another former executive officer of Sara Lee, for breach of fiduciary duty related to their alleged insider trading. The now consolidated action was amended on November 13, 2006 to add three new causes of action for alleged abuse of control, waste of corporate assets and unjust enrichment. The amended complaint seeks damages in an unspecified amount, and attorneys’ fees and expenses, punitive damages and interest.

On December 13, 2006, defendants moved to dismiss the amended complaint on the ground that plaintiffs failed to make a pre-suit demand upon the company’s Board of Directors. On May 10, 2007, the Court granted the defendants’ motion to dismiss; however, instead of an outright dismissal, the Court stayed entry of its order to allow plaintiffs the opportunity to make a demand on the company’s current Board of Directors. On November 15, 2007, the current Board of Directors received the plaintiffs’ demand. The demand letter attached the November 13, 2006 amended complaint but substituted a new plaintiff. In December 2007, the Board of Directors formed a special committee of disinterested directors to investigate plaintiff’s demand. A status hearing on the case is set for November 5, 2008. The company believes that plaintiff’s allegations are without merit and intends to continue to defend this action vigorously.

In addition, Sara Lee is a participating employer in the American Bakers Association Retirement Plan (the “ABA Plan”). In 1979, the Pension Benefit Guaranty Corporation (the “PBGC”) determined that the ABA Plan was an aggregate of single-employer pension plans, rather than a multiple-employer pension plan for purposes of Title IV of ERISA. Under the express terms of the ABA Plan’s governing documents, Sara Lee’s contributions can only be used to pay for benefits of its own employee-participants. In May 2006, the Company filed suit against the ABA Plan and its Trustees in the United States District Court for the District of Columbia, alleging that the ABA Plan’s terms had been violated by allowing other participating employers to maintain negative trust balances (thus using Sara Lee’s and other participating employer’s assets to pay the benefits of other employer’s employee-participants). The suit is styled: Sara Lee Corporation, et al. v. ABA Plan, et al.; Case No. 06-CV-0819-HHK. Sara Lee is one of the primary employer-participants in the ABA Plan. Currently, it is our belief that other employer participants have an underfunding liability to the ABA Plan of approximately $80 million. It is uncertain whether such employer participants with negative balances will be able to fund their liabilities.

On August 8, 2006, the PBGC published its determination on the status of the ABA Plan, and rescinded its 1979 determination, in which it found the ABA Plan to be an aggregate of single-employer plans. Sara Lee amended its initial complaint to add a cause of action against the PBGC challenging the legality of the PBGC’s 2006 determination. The PBGC’s position, if upheld, will inure to its financial benefit by allowing the PBGC to avoid assuming a substantial portion of the ABA Plan’s underfunding. Such underfunding under the PBGC’s 2006 determination may now be shared by remaining ABA Plan employer-participants with positive balances, which includes Sara Lee.

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

During the past two years, competition authorities in various European countries and the European Commission have initiated investigations of potential competition law violations by consumer products companies. In connection with these investigations, Sara Lee’s Household and Body Care business operating in Europe has received requests for information and has had documents reviewed by competition authorities. Our policy is to comply with all laws and regulations applicable to our business, including all antitrust and competition laws, and no formal claim of any substantive competition law violation has been made against Sara Lee in connection with any of these pending investigations. Based on currently available information, we do not believe that any of these matters will have a material impact on our financial condition or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Sara Lee’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sara Lee’s common stock is traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. The principal market in the United States for the common stock is the New York Stock Exchange (“NYSE”). As of August 4, 2008, Sara Lee had approximately 69,538 holders of record of its common stock. Information regarding market prices on the NYSE and cash dividends paid on Sara Lee’s common stock during the past two fiscal years in Note 24, “Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements contained in Sara Lee’s 2008 Annual Report to Stockholders is incorporated herein by reference.

For information regarding securities authorized for issuance under Sara Lee’s equity compensation plans, see the information set forth in the Proxy Statement under the heading “Equity Compensation Plan Information Table.”

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the fourth quarter of fiscal 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2008 to May 3, 2008	0	—	0	24,848,780
May 4, 2008 to May 31, 2008	0	—	0	24,848,780
June 1, 2008 to June 28, 2008	0	—	0	24,848,780
Total	0	—	0	24,848,780

(1)	Sara Lee has a continuing stock repurchase program under which it may repurchase shares of common stock in either open market or private transactions. On August 4, 2005, Sara Lee announced that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. At June 28, 2008, 24.8 million shares remain authorized for repurchase under this program. There is no expiration date for the program.

Item 6. Selected Financial Data

Financial information for Sara Lee for the five fiscal years ended June 28, 2008 that appears under the heading “Financial Summary” in Sara Lee’s 2008 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements, and the “Financial Review,” contained in Sara Lee’s 2008 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” in Sara Lee’s 2008 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” in Sara Lee’s 2008 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related Notes to Financial Statements of Sara Lee contained in Sara Lee’s 2008 Annual Report to Stockholders and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference.

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

(b) Internal Control over Financial Reporting

Management’s report on Sara Lee’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and the related Report of Independent Registered Public Accounting Firm, are contained in Sara Lee’s 2008 Annual Report to Stockholders under the headings “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 28, 2008, the following changes occurred in Sara Lee’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Sara Lee’s internal control over financial reporting.

During the fourth quarter of fiscal 2008, Sara Lee completed its review of the design of its control procedures with respect to accounting for income taxes. As a result of this review, we have implemented and documented new control procedures, across its worldwide operations, to more clearly define responsibility for the accounting and reporting of income taxes and to ensure procedures are in place for the timely reconciliation of all tax related accounts.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following information is incorporated herein by reference to Sara Lee’s Proxy Statement under the headings indicated: information with respect to Sara Lee’s directors, under the heading “Election of Directors;” information regarding Sara Lee’s audit committee and its designation of an audit committee financial expert, under the heading “Meetings and Committees of the Board—Audit Committee;” and information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information with respect to Sara Lee’s executive officers is contained at the end of Part I of this Annual Report under the caption “Executive Officers of Sara Lee.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement under the following headings is incorporated herein by reference: “Sara Lee Stock Ownership by Certain Beneficial Owners,” “Sara Lee Stock Ownership by Directors and Executive Officers” and “Equity Compensation Plan Information Table.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, which are contained in Sara Lee’s 2008 Annual Report to Stockholders are incorporated herein:

(a) 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income—Years ended July 1, 2006, June 30, 2007 and June 28, 2008

Consolidated Balance Sheets—June 30, 2007 and June 28, 2008

Consolidated Statements of Common Stockholders’ Equity—For the period July 5, 2005 to June 28, 2008

Consolidated Statements of Cash Flows—Years ended July 1, 2006, June 30, 2007 and June 28, 2008

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

August 27, 2008

SARA LEE CORPORATION

By:	/s/ L.M. (THEO) DE KOOL
L.M. (Theo) de Kool
Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on August 27, 2008.

Signature	Title

/s/ BRENDA C. BARNES Brenda C. Barnes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ L.M. (THEO) DE KOOL L.M. (Theo) de Kool	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley	Director

/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/s/ JAMES S. CROWN James S. Crown	Director

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/s/ CORNELIS J.A. VAN LEDE Cornelis J.A. van Lede	Director

/s/ SIR IAN M.G. PROSSER Sir Ian M.G. Prosser	Director

/s/ ROZANNE L. RIDGWAY Rozanne L. Ridgway	Director

/s/ NORMAN R. SORENSEN Norman R. Sorensen	Director

/s/ JONATHAN P. WARD Jonathan P. Ward	Director

EXHIBIT INDEX

3.	Exhibits

Incorporation by Reference
(3a)	1. Articles of Restatement of Charter dated August 28, 2003	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended June 28, 2003.

(3b)	2. Amended Bylaws, dated March 27, 2008	Exhibit 3.1 to Report on Form 10-Q for Fiscal Quarter ended March 29, 2008

(4)	1. Form of 6 1/4% Notes due 2011	Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2001

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

(10)	*1. Supplemental Benefit Plan, as amended	Exhibit 10.5 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*2. Performance-Based Incentive Plan	Exhibit A to Proxy Statement dated September 14, 2007

	*3. 1995 Long-Term Incentive Stock Plan, as amended	Exhibit 10.16 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*5. 1998 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 21, 1998

	*6. 2002 Long-Term Incentive Stock Plan	Exhibit A to Proxy Statement dated September 25, 2002

	*7. Executive Deferred Compensation Plan	Exhibit 10.12 to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*8. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10.13 to Report on Form 10-K for Fiscal Year ended July 1, 2000

	*9. Severance Plans For Corporate Officers, as amended	Exhibit 10.11 to Report on Form 10-K for Fiscal Year ended July 1, 2006

	*10. Employee Option & Share Plan For Employees in the Netherlands	Exhibit 10.24 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*11. U.K. Savings Incentive Plan	Exhibit 10.18 to Report on Form 10-K for Fiscal Year ended June 28, 2003

	*12. Share 2000 Global Stock Plan	Exhibit 10.27 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*13. Termination Agreement dated June 15, 2007 between Adriaan Nühn and Sara Lee Corporation and Sara Lee International B.V.	Exhibit 10.15 to Report on Form 10-K for Fiscal Year ended June 30, 2007

	*14. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2005

*15. Sara Lee Corporation 1999 Non-Employee Director Stock Plan, as Amended and Restated

	*16. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement	Exhibit 10.36 to Report on Form 10-K for Fiscal Year ended July 2, 2005

	*17. Long-Term Restricted Stock Unit Grant program for Fiscal Years 2007-2009	Exhibit 10.31 to Report on Form 10-K for Fiscal Year ended July 1, 2006

	*18. Form of Restricted Stock Unit Grant Notice & Agreement for FY 07-09 LTRSU	Exhibit 10.32 to Report on Form 10-K for Fiscal Year ended July 1, 2006

	*19. FY2007 Form of Stock Option Grant Notice and Agreement	Exhibit 10.33 to Report on Form 10-K for Fiscal Year ended July 1, 2006

(12)	Computation of Ratio of Earnings to Fixed Charges

(13)	Portions of Sara Lee’s 2008 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

(21)	List of Subsidiaries

(23)	Consent of PricewaterhouseCoopers LLP

(31)	1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32)	1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders of

Sara Lee Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated August 25, 2008 appearing in the 2008 Annual Report to Stockholders of Sara Lee Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 25, 2008

Schedule II

Sara Lee Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended July 1, 2006, June 30, 2007 and June 28, 2008

(in millions)	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs(1) /Allowances Taken	Other(2) Additions (Deductions)	Balance at End of Year
For the Year Ended July 1, 2006
Allowances for bad debts	$32	$4	$(10)	$1	$27
Other receivable allowances	43	43	(46)	(6)	34
Deferred tax asset valuation allowances	320	(36)	—	(40)	244

Total	$395	$11	$(56)	$(45)	$305

For the Year Ended June 30, 2007
Allowances for bad debts	$27	$—	$(3)	$5	$29
Other receivable allowances	34	27	(24)	16	53
Deferred tax asset valuation allowances	244	26	—	104	374

Total	$305	$53	$(27)	$125	$456

For the Year Ended June 28, 2008
Allowances for bad debts	$29	$4	$(5)	$4	$32
Other receivable allowances	53	33	(31)	4	59
Deferred tax asset valuation allowances	374	(19)	—	(72)	283

Total	$456	$18	$(36)	$(64)	$374

(1)	Net of collections on accounts previously written off.
(2)	For the deferred tax valuation rollforward, the Other Additions (Deductions) column consists principally of adjustments related to discontinued operations, adjustments that were recorded in other comprehensive income, the adoption of FIN 48 in 2008, revisions to gross up deferred tax assets and related valuation allowance, and foreign exchange.