Form 10-Q
period 2008-09-27
Sara Lee Corp
filed 2008-11-05
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

On September 27, 2008, the Registrant had 706,915,720 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at September 27, 2008 and June 28, 2008

(Unaudited)

In millions	September 27, 2008	June 28, 2008
Assets
Cash and equivalents	$1,227	$1,284
Trade accounts receivable, less allowances	1,458	1,491
Inventories
Finished goods	819	775
Work in process	43	43
Materials and supplies	437	402

	1,299	1,220
Current deferred income taxes	221	111
Other current assets	313	361

Total current assets	4,518	4,467

Property, net of accumulated depreciation of $2,887 and $2,925, respectively	2,400	2,519
Trademarks and other identifiable intangibles, net	970	1,021
Goodwill	2,141	2,223
Deferred income taxes	221	295
Other non-current assets	203	233
Assets held for sale	43	72

	$10,496	$10,830

Liabilities and Stockholders’ Equity
Notes payable	$347	$280
Accounts payable	1,069	1,258
Income taxes payable and current deferred taxes	258	16
Other accrued liabilities	1,617	1,702
Current maturities of long-term debt	569	568
Liabilities held for sale	4	17

Total current liabilities	3,864	3,841

Long-term debt	2,314	2,340
Pension obligation	373	405
Deferred income taxes	159	177
Other liabilities	1,034	1,237
Minority interests in subsidiaries	19	19
Common stockholders’ equity	2,733	2,811

	$10,496	$10,830

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarters ended September 27, 2008 and September 29, 2007

(Unaudited)

	Quarter Ended
In millions, except per share data	September 27, 2008	September 29, 2007
Net sales	$3,349	$3,054

Cost of sales	2,109	1,897
Selling, general and administrative expenses	1,041	990
Net charges (benefits) for exit activities, asset and business dispositions	(4)	4
Contingent sale proceeds	(150)	(130)
Interest expense	46	53
Interest income	(21)	(25)

	3,021	2,789

Income before income taxes	328	265
Income tax expense (benefit)	98	65

Net income	$230	$200

Net income per share of common stock
Basic	$0.33	$0.28

Diluted	$0.32	$0.28

Average shares outstanding
Basic	708	725

Diluted	709	727

Cash dividends declared per share of common stock	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Common Stockholders’ Equity

For the Period June 30, 2007 to September 27, 2008

Unaudited

In millions, except per share data	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balances at June 30, 2007	$2,543	$7	$—	$3,413	$(123)	$(754)
Net loss	(79)	—	—	(79)	—	—	$(79)
Translation adjustments, net of tax	686	—	—	—	—	686	686
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	25	—	—	—	—	25	25
Pension/Postretirement activity, net of tax	192	—	—	—	—	192	192

Comprehensive income							$824

Adoption of SFAS Interpretation No. 48	13	—	—	13	—	—
Dividends	(300)	—	—	(300)	—	—
Stock issuances -
Stock option and benefit plans	9	—	9	—	—	—
Restricted stock	25	—	25	—	—	—
Share repurchases and retirement	(315)	—	(27)	(288)	—	—
ESOP tax benefit, redemptions and other	12	—	—	1	11	—

Balances at June 28, 2008	2,811	7	7	2,760	(112)	149
Net income	230	—	—	230	—	—	$230
Translation adjustments, net of tax	(332)	—	—	—	—	(332)	(332)
Pension/Postretirement activity, net of tax	33	—	—	—	—	33	33
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(14)	—	—	—	—	(14)	(14)
Net unrealized gain (loss) on marketable securities, net of tax	(3)	—	—	—	—	(3)	(3)

Comprehensive income							$(86)

Stock issuances -
Stock option and benefit plans	1	—	1	—	—	—
Restricted stock	8	—	8	—	—	—
ESOP tax benefit, redemptions and other	(1)	—	—	(1)	—	—

Balances at September 27, 2008	$2,733	$7	$16	$2,989	$(112)	$(167)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Quarters ended September 27, 2008 and September 29, 2007

(Unaudited)

	Quarter Ended
In millions	September 27, 2008	September 29, 2007
OPERATING ACTIVITIES -
Net income	$230	$200
Less: Cash received from contingent sale proceeds	(150)	(130)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	94	96
Amortization	30	29
Net gain on business dispositions	(3)	—
(Decrease) in deferred income taxes	(1)	(25)
Other	(17)	6
Changes in current assets and liabilities, net of businesses acquired and sold	(221)	(238)

Net cash used in operating activities	(38)	(62)

INVESTMENT ACTIVITIES -
Purchases of property and equipment	(57)	(95)
Purchase of software and other intangibles	(11)	(23)
Dispositions of businesses and investments	15	—
Cash received from contingent sale proceeds	150	130
Cash received from (used in) derivative transactions	(24)	2
Sales of assets	3	8

Net cash received from investment activities	76	22

FINANCING ACTIVITIES -
Issuances of common stock	—	3
Purchases of common stock	—	(24)
Repayments of long-term debt	(4)	(897)
Borrowings of short-term debt, net	71	79
Payments of dividends	(75)	(73)

Net cash used in financing activities	(8)	(912)

Effect of changes in foreign exchange rates on cash	(87)	60

(Decrease) in cash and equivalents	(57)	(892)
Add: Cash balance of discontinued operations at beginning of year	—	3
Less: Cash balance of discontinued operations at end of quarter	—	(1)
Cash and equivalents at beginning of year	1,284	2,517

Cash and equivalents at end of quarter	$1,227	$1,627

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES -
Trade accounts receivable	$(50)	$(78)
Inventories	(146)	(86)
Other current assets	4	16
Accounts payable	(68)	(63)
Accrued liabilities	(35)	(77)
Accrued taxes	74	50

Changes in current assets and liabilities, net of businesses acquired and sold	$(221)	$(238)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the quarter ended September 27, 2008 and September 29, 2007 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation or the company”), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the quarter ended September 27, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation’s Form 10-K for the year ended June 28, 2008 and other financial information filed with the Securities and Exchange Commission.

The corporation’s fiscal year ends on the Saturday closest to June 30. The first quarter of fiscal 2009 ended on September 27, 2008 and the first quarter of fiscal 2007 ended on September 29, 2007. Each of these quarters was a thirteen-week period. Unless otherwise stated, references to years relate to fiscal years.

2.	Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the quarter ended September 27, 2008, options to purchase 27.8 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the reporting period. For the quarter ended September 29, 2007, options to purchase 26.6 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the reporting period. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive.

The average shares outstanding declined in the first quarter of 2009 as compared to the first quarter of 2008 as a result of shares repurchased under the corporation’s ongoing share repurchase program during the prior fiscal year. The corporation repurchases common stock at times management deems appropriate, given current market valuations. During the first quarter of 2009, the corporation did not repurchase any shares of common stock. The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock. At September 27, 2008, 24.8 million shares remain authorized for repurchase under this program. The timing and amount of future share repurchases will be based upon market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and diluted – for the first quarters of fiscal years 2009 and 2008:

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter Ended
	September 27, 2008	September 29, 2007
Net income	$230	$200

Average shares outstanding – basic	708	725
Dilutive effect of stock option and award plans	1	2

Diluted shares outstanding	709	727

Net Income per Common Share
Basic	$0.33	$0.28

Diluted	$0.32	$0.28

3.	Segment Information

Beginning in fiscal 2009, the corporation implemented certain changes to its North American organizational structure that primarily involved the transfers of (i) the frozen bakery and beverage (Senseo) operations from the North American Retail Bakery segment into the North American Retail Meats segment, and (ii) a small component of the Foodservice meats operation into the North American Retail Meats segment. As a result of this reorganization, the three North American segments have been renamed as follows – North American Retail (previously named North American Retail Meats), North American Fresh Bakery (previously North American Retail Bakery) and North American Foodservice (previously Foodservice). The changes did not impact the international segments and did not have a material impact on the segment assets of the North American operations. The corporation has revised the name of the Household and Body Care segment to International Household and Body Care. Segment information has been revised to be consistent with the new basis of presentation.

The corporation uses derivative financial instruments to manage its exposure to commodity prices. A commodity derivative not declared a hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, is accounted for under mark-to-market accounting with changes in fair value recorded in the Consolidated Statements of Income. Prior to 2009, gains and losses on unrealized commodity derivatives accounted for under mark-to-market accounting were included in segment operating income. In 2009, the corporation now includes these mark-to-market gains and losses in general corporate expenses until such time that the exposure being hedged affects the earnings of the business segment. At that time, the cumulative gain or loss previously recorded in general corporate expenses for the derivative instrument will be reclassified into the business segment’s results. Segment information has been revised to be consistent with the new basis of presentation.

The following is a general description of the corporation’s six business segments:

•	North American Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	North American Fresh Bakery – sells a variety of fresh bakery products to retail customers in North America.

•	North American Foodservice – sells a variety of meats, bakery, and beverage products to foodservice customers in North America.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

•	International Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides in markets around the world, including the U.S., Europe and India.

The following is a summary of net sales and operating segment income by business segment for the first quarters of fiscal years 2009 and 2008.

	Net Sales		Income before Income Taxes
(In millions)	First Quarter 2009	First Quarter 2008	First Quarter 2009	First Quarter 2008
North American Retail	$680	$615	$57	$19
North American Fresh Bakery	571	487	19	14
North American Foodservice	537	516	30	21
International Beverage	779	706	141	121
International Bakery	229	221	15	13
International Household and Body Care	562	521	58	57

Total business segments	3,358	3,066	320	245
Intersegment sales	(9)	(12)	—	—

Total net sales and operating segment income	3,349	3,054	320	245

Amortization of intangibles	—	—	(17)	(16)
General corporate expenses:
Other	—	—	(65)	(68)
Mark-to-Market derivative gains/(losses)	—	—	(35)	2
Contingent sale proceeds	—	—	150	130

Total net sales and operating income	3,349	3,054	353	293
Net interest expense	—	—	(25)	(28)

Net sales and income before income taxes	$3,349	$3,054	$328	$265

4.	Discontinued Operations

There were no results related to discontinued operations in the first quarter of 2009, while in the first quarter of 2008, discontinued operations reported $77 million of net sales, less than $1 million of pretax income and net income and $7 million of cash from operating activities. The results of discontinued operations were related to the meats Mexico business. The sale of this business closed on March 29, 2008.

5.	Exit, Disposal and Transformation Activities

The company announced a transformation plan in February 2005 designed to improve performance and better position the company for long-term growth. The plan involved significant changes in the company’s organizational structure, portfolio changes involving the disposition of a significant portion of the corporation’s business, and a number of actions to improve operational efficiency. As part of its ongoing efforts to improve its operational performance, the corporation initiated additional actions in 2009 and recognized certain trailing costs related to transformation actions initiated in earlier years, including the impact of certain activities that were completed for amounts more favorable than previously estimated.

The nature of the costs incurred under these plans includes the following:

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

Transformation costs are recognized in Cost of Sales or Selling, General and Administrative Expenses in the condensed consolidated statements of income as they do not qualify for treatment as an exit activity or asset and business disposition under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” However, management believes the disclosure of these transformation related charges provides the reader greater transparency to the total cost of the transformation plan.

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended
(In millions)	September 27, 2008	September 29, 2007
Cost of sales:
Transformation charges – IT costs	$2	$4

Selling, general and administrative expenses:
Transformation charges – IT costs	8	12
Transformation charges – other	—	2

Net charges for (income from):
Exit activities	(1)	3
Asset and business dispositions	(3)	1

Reduction in income before income taxes	6	22

Income tax benefit	(1)	(8)

Reduction in net income	$5	$14

Impact on diluted EPS	$—	$0.02

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Quarter ended
(In millions)	September 27, 2008	September 29, 2007
North American Retail	$(1)	$2
North American Fresh Bakery	—	—
North American Foodservice	(3)	—
International Beverage	4	3
International Bakery	—	3
International Household and Body Care	2	1

Decrease in business segment income	2	9
Increase in general corporate expenses	4	13

Total	$6	$22

The following discussion provides information concerning the exit, disposal and transformation activities for each year where actions were initiated and material reserves exist.

2009 Actions

During 2009, the corporation approved certain actions related to exit, disposal and transformation activities and recognized net charges of $7 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•	Recognized a net gain of $3 million associated with the disposal of the sauces and dressings business in the Foodservice segment. Total proceeds from the sale were $15 million.

•

Recognized costs related to the implementation of common information systems across the organization in order to improve operational efficiencies. These primarily relate to costs associated with assessing current systems, the evaluation of system alternatives, and process re-engineering costs, as well as the amortization of certain capitalized software costs.

The following table summarizes the net charges taken for the exit, disposal and transformation activities approved during 2009 and the related status as of September 27, 2008. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The composition of these charges and the remaining accruals are as follows:

(In millions)	Asset and business disposition actions	Transformation costs – IT and other	Total
Exit, disposal and other costs (income) recognized during 2009	$(3)	$10	$7
Asset and business disposition gains	3	—	3
Non-cash charges	—	(5)	(5)
Cash payments	—	(2)	(2)

Accrued costs as of September 27, 2008	$—	$3	$3

2008 Actions

During 2008, the corporation approved certain actions related to exit, disposal and transformation activities and recognized net charges of $90 million related to these actions. Each of these activities was to be completed within a 12-month period after being approved and included the following:

•

Implemented a plan to terminate 603 employees, primarily from the North American Operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 603 targeted employees, 303 employees have not yet been terminated, but are expected to be terminated before the end of the fiscal year.

•	Incurred costs to exit certain leased space, including the exit of a North American R&D facility.

•

Recognized net gains associated with the disposal of several asset groupings, the largest of which was a $3 million gain related to the disposition of a Foodservice manufacturing facility. Total proceeds from these disposals were $9 million.

•

Recognized costs related to the implementation of common information systems across the organization in order to improve operational efficiencies. These primarily relate to costs associated with assessing current systems, the evaluation of system alternatives, and process re-engineering costs, as well as the amortization of certain capitalized software.

Significant actions completed during the first quarter of 2009 and the status of the remaining elements of the 2008 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The corporation does not anticipate any additional material future charges related to the 2008 actions.

(In millions)	Employee termination and other benefits	Non- cancelable lease and other contractual obligations	Transformation costs – IT and other	Total
Accrued costs as of June 28, 2008	$29	$3	$2	$34
Cash payments	(5)	—	(2)	(7)

Accrued costs as of September 27, 2008	$24	$3	$—	$27

2007 Actions

During 2007, the corporation approved certain actions related to exit, disposal and transformation activities and recognized net charges of $251 million related to these actions. Each of these activities was to be completed within a 12-month period after being approved and included the following:

•

Implemented a plan to terminate 2,512 employees and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. The employees were concentrated primarily in our North American Retail, North American Fresh Bakery, North American Foodservice, International Beverage and International Bakery segments. Essentially all of these employees have been terminated.

•	Incurred costs to exit certain leased space and other contractual obligations, including those costs related to the relocation of the corporation’s headquarters to Downers Grove, Illinois.

•	Recognized a loss related to the decision to abandon certain capitalized software in the International Beverage segment.

•

Recognized net gains associated with the disposal of several asset groupings, the largest of which was a net $19 million gain related to the disposition of two International Household and Body Care facilities, offset by charges related to various disposition costs primarily associated with the spin off of the Branded Apparel business. Total proceeds from these disposals were $31 million.

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

Activity during the first quarter of 2009 and the status of the remaining elements of the 2007 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The corporation does not anticipate any additional material future charges related to the 2007 actions.

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Total
Accrued costs as of June 28, 2008	$31	$4	$35
Cash payments	(4)	(1)	(5)
Foreign exchange impacts	(2)	—	(2)

Accrued costs as of September 27, 2008	$25	$3	$28

2006 Actions

During 2006, the corporation approved certain actions related to exit, disposal and transformation activities and recognized net charges of $277 million related to these actions. Each of these activities was to be completed within a 12-month period after being approved and included the following:

•

Implemented a plan to terminate 1,873 employees concentrated primarily in our North American Retail, North American Fresh Bakery, International Beverage, and International Household and Body Care segments. All of these employees were terminated by the end of 2007.

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

Activity during the first quarter of 2009 and the status of the remaining elements of the 2006 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The corporation does not anticipate any additional material future charges related to the 2006 actions.

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Total
Accrued costs as of June 28, 2008	$41	$2	$43
Cash payments	(4)	—	(4)
Change in estimate	—	(1)	(1)
Foreign exchange impacts	(3)	—	(3)

Accrued costs as of September 27, 2008	$34	$1	$35

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows:

(In millions)	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Pension/ Postretirement Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2007	$(147)	$(4)	$(603)	$—	$(754)

Goodwill redenomination	106	—	—	—	106
Disposition of Meats Mexico business	31	—	—	—	31
Amortization of net actuarial loss and prior service credit	—	—	27	—	27

Net actuarial gain	—	—	165	—	165
Other comprehensive income (loss) activity	549	25	—	—	574

Balance at June 28, 2008	539	21	(411)	—	149
Other comprehensive income (loss) activity	(332)	(14)	33	(3)	(316)

Balance at September 27, 2008	$207	$7	$(378)	$(3)	$(167)

Comprehensive income (loss) in the first quarter of 2009 and 2008 was $(86) million and $343 million, respectively.

7.	Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s 2008 Annual Report on Form 10-K which is filed with the Securities and Exchange Commission. As of June 28, 2008, the net accumulated derivative gain recorded in Accumulated Other Comprehensive Income was $21 million. During the three months ended September 27, 2008, $10 million of accumulated net derivative gains were deferred into Accumulated Other Comprehensive Income and $24 million of accumulated net derivative gains were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at September 27, 2008 of an accumulated gain of $7 million.

At September 27, 2008, the maximum maturity date of any cash flow hedge was approximately 4.8 years (principally two currency swaps that mature in 2012 and 2013), excluding forward exchange, option or swap contracts related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $1 million, at the time the underlying hedged transaction is realized.

Other disclosures related to amounts excluded from the assessment of effectiveness, amounts of hedge ineffectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur have been omitted due to the insignificance of these amounts. The corporation uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. During the three months ended September 27, 2008, a net gain of $194 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account within the Consolidated Statements of Common Stockholders’ Equity.

8.	Fair Value Measurements

Effective the beginning of 2009, the corporation implemented SFAS 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for its measurement, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have an impact on the measurement of the corporation’s financial assets and liabilities, but did result in additional disclosures.

In 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-2 (FSP 157-2), which provided a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities measured at fair value that are recorded or disclosed on a non-recurring basis. The corporation elected to apply the FSP 157-2 deferral, and accordingly, will not apply SFAS 157 to its goodwill impairment testing, indefinite-lived intangibles impairment testing, other long-lived assets, and non-financial assets or liabilities measured at fair value in business acquisitions, until fiscal 2010. The corporation is still evaluating the financial statement impact of the implementation of SFAS 157 for our non-financial assets and liabilities.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS 157 fair value hierarchy is defined as follows:

Level 1 – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3 – Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following table represents the fair values of financial assets and liabilities:

	September 27, 2008
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$4	$—	$—	$4
Foreign currency exchange derivatives	—	38	—	38
Interest rate swaps	—	12	—	12

Total assets at fair value	$4	$50	$—	$54

Liabilities:
Foreign currency exchange derivatives	$—	$18	$—	$18
Cross currency swaps	—	251	—	251

Total liabilities at fair value	$—	$269	$—	$269

Effective the beginning of fiscal 2009, the corporation implemented SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows companies the option to report selected financial assets and financial liabilities at fair value. The adoption of SFAS 159 had no impact on the consolidated financial statements as the corporation did not elect the fair value option.

9.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement health-care cost (income) for the first quarter of 2009 and 2008 are as follows:

	Pensions		Postretirement Health-Care and Life Insurance
(In millions)	First Quarter Fiscal 2009	First Quarter Fiscal 2008	First Quarter Fiscal 2009	First Quarter Fiscal 2008
Service cost	$18	$22	$2	$2
Interest cost	70	65	4	4
Expected return on plan assets	(73)	(72)	—	—
Amortization of
Transition (asset) obligation	—	—	(1)	(1)
Prior service cost	2	2	(6)	(6)
Net actuarial loss	3	9	1	2

Net periodic benefit cost	$20	$26	$—	$1

Curtailment gain	$—	$—	$17	$—

The net periodic benefit cost of the corporation’s defined benefit pension plans in the first quarter of 2009 was $6 million lower than in 2008 as a result of the following:

•

Service cost declined $4 million primarily as a result of an increase in the discount rate, which reflects the higher interest rates in various jurisdictions. This cost reduction was offset by a $5 million increase in interest cost also due to higher interest rates.

•

The amortization of net actuarial losses in the first quarter of 2009 is lower than in 2008 primarily as a result of actuarial gains in 2008 which reduced the amount of unamortized actuarial losses at the end of 2008. This in turn resulted in a lower level of loss amortization in 2009.

During the first three months of 2009 and 2008, the corporation contributed $33 million and $62 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute $185 million of cash to its defined benefit pension plans in 2009. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2009 may differ from the current estimate.

During the first quarter of 2009, the corporation entered into a new collective labor agreement in the Netherlands which eliminated postretirement health care benefits for certain plan participants, while also reducing benefits provided to others. The elimination of benefits resulted in the recognition of a pretax curtailment gain of $17 million, $12 million after tax, related to a portion of the unamortized prior service cost credit which was reported in accumulated other comprehensive income. Of the $17 million curtailment gain, $7 million was recognized in Cost of Goods Sold and the remaining $10 million was recognized in Selling, General and Administrative expenses in the condensed consolidated statement of income. The curtailment gain impacted both the International Beverage and International Household and Body Care segments. The plan changes also resulted in a $32 million reduction in the accumulated postretirement benefit obligation with an offset to accumulated other comprehensive income.

10.	Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through July 15, 2009. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the 2009 and 2008 payments each passed in the first quarter of each fiscal year and the corporation received the annual payments. The 2009 annual payment was equivalent to $150 million and the 2008 annual payment was equivalent to $130 million based upon the respective exchange rates on the dates of receipt. These amounts were recognized in the corporation’s earnings when received. The amount received in 2008 increased diluted earnings per share by $0.18 per share and the amount received in 2009 is expected to increase diluted earnings per share by $0.21 per share.

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

The following table sets out the tax expense (benefit) and the effective tax rate for the corporation:

	First Quarter
(In millions)	2009	2008
Income before income taxes	$328	$265
Income tax expense (benefit)	98	65
Effective tax rate	30.0%	24.5%

First Quarter of 2009 –

In the first quarter of 2009, the corporation recognized tax expense of $98 million on pretax income of $328 million, or an effective tax rate of 30.0%. The 30.0% effective tax rate represents the estimated annual effective tax rate related to ordinary income for 2009 as there were no discrete tax items in the first quarter of 2009. The annual effective tax rate includes an annual charge of $60 million to repatriate a portion of 2009 foreign earnings. The estimated charge increases the estimated annual effective tax rate by approximately 6%.

First Quarter of 2008 –

In the first quarter of 2008, the corporation recognized tax expense of $65 million on pretax income of $265 million, or an effective tax rate of 24.5%.

The tax expense and related effective tax rate for the first quarter of 2008 was determined by applying a 29.2% annual tax rate to pretax earnings and then recognizing the full impact of $13 million of tax benefits, resulting in an effective tax rate of 24.5%. The following discrete tax items include:

•	$7 million relates to the reduction of contingent tax obligations due to the change in estimated foreign earnings.

•	$6 million resulted from the expiration of statutes of limitations in various state and local jurisdictions and changes in tax rates.

The estimated annual effective tax rate related to ordinary income for the first quarter of 2008 included an annual charge of $100 million to repatriate a portion of 2008 foreign earnings. This estimated charge increased the estimated annual effective tax rate in the first quarter by approximately 10%.

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

The net decrease in the gross liabilities for uncertain tax positions was $14 million resulting in an ending balance of $603 million as of September 27, 2008. There was a decrease in the gross liability for uncertain tax positions of $38 million, of which $28 million relates to favorable foreign currency exchange impacts and $10 million relates to prior period tax positions. This decrease was offset by $24 million of increases to reserves for uncertain tax positions. Of this amount, $13 million relates to current period tax positions and $11 million relates to prior period tax positions.

At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease between $30 - $90 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of the statute of limitations in several jurisdictions.

In addition, the company recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of June 28, 2008, the corporation had accrued interest and accrued penalties of $96 million. The change in accrued interest and accrued penalties during the three months ended September 27, 2008 was insignificant.

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

12.	Contingencies and Commitments

Aris – Since 1995, three complaints have been filed on behalf of employees of a former subsidiary of the corporation known as Aris Philippines, Inc. (Aris) alleging unfair labor practices associated with Aris’ termination of manufacturing operations in the Philippines. Each of these three complaints includes allegations with the same issues and facts. With regard to two of these complaints, Aris prevailed in the administrative hearings held in the Philippines. Although implicated in these complaints, the corporation was not a party. The third complaint is a consolidation of cases filed in the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999 by individual complainants. On December 11, 1998, the third complaint was amended to name the corporation as a party. The case is styled: Emelinda Macatland, et al. v. Aris Philippines, Inc., et al. In the underlying proceedings during 2006, the arbitrator ruled against the corporation and awarded the plaintiffs $60 million in damages and fees. The corporation appealed this administrative ruling. On

December 19, 2006, the NLRC issued a ruling setting aside the arbitrator’s ruling, and remanded the case to the arbitrator for further proceedings. The complainants and the corporation have filed motions for reconsideration – the corporation seeking a final judgment and outright dismissal of the case, instead of a remand to the arbitrator; and complaints seeking to reinstate the original arbitrator’s judgment against the defendants, including the corporation. The respective motions for reconsideration have been fully briefed by the parties and we await the NLRC’s rulings.

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

American Bakers Association (ABA) Retirement Plan – The corporation is a participating employer in the American Bakers Association Retirement Plan. In 1979, the Pension Benefit Guaranty Corporation (PBGC) determined that the ABA plan was an aggregate of single-employer pension plans, rather than a multiple-employer plan. Under the express terms of the ABA plan’s governing documents, the corporation’s contributions can only be used to pay for the benefits of its own employee-participants. Based upon the PBGC determination and the advice of counsel, the corporation has recognized its obligations under the plan as if it participated in a single-employer defined benefit plan under the provisions of Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions.”

In August 2006, the PBGC rescinded its 1979 determination and concluded that the ABA plan was a multiple-employer plan in which the participating parties share in the plan underfunding. The other major participant in the ABA plan is a bankrupt third party that is seeking to enforce the PBGC determination made in August 2006. If the ABA plan were declared to be a multiple-employer pension plan, this third party would successfully reduce its underfunded liability under the ABA plan by roughly $80 million. The corporation has initiated litigation seeking to overturn the August 2006 PBGC determination and intends to vigorously defend the position that it is responsible only for the obligations related to its current and former employees. The corporation believes that the PBGC’s August 2006 determination is without merit; however, no assurance can be given that this matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

Other Plans – The corporation participates in multi-employer pension plans that provide retirement benefits to employees covered by certain collective bargaining agreements, certain of which plans have unfunded vested benefits. Under the Multi-employer Pension Plan Amendments Act, if a multi-employer pension plan has unfunded vested benefits, a complete cessation of contributions to that plan or the cessation of contributions to that plan with respect to one or more collective bargaining units, absent certain circumstances, could result in the employer recognizing complete or partial withdrawal liability for its proportionate share of the unfunded vested benefits based on the year in which the contributions cease. The corporation previously was contacted by one of the multi-employer pension plans regarding a prior plant closing; however, to date no assessment of withdrawal liability has been made by the plan. If the plan makes an assessment in the future, the corporation intends to dispute the matter. Under ERISA rules, a company is required to pay an assessed amount while the dispute is being resolved. No assurances can be given that this matter will not have a material impact on the corporation’s financial position, results of operations or cash flows.

In addition, during the second quarter of 2009, the corporation may have incurred a partial withdrawal liability as a result of the cessation of contributions to a multi-employer pension plan with respect to one collective bargaining unit. At the present time no assessment of withdrawal liability has been made by the plan. However, if an assessment is made by the plan in the future, the corporation estimates that the partial withdrawal liability could be approximately $20 million. The corporation expects to recognize the estimated partial withdrawal liability as a charge to income in the second quarter of 2009.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the first quarter of 2009 compared with the first quarter of 2008 and a discussion of the changes in financial condition and liquidity during the first three months of 2009. Below is an outline of the analyses included herein:

•	Business Overview

•	Consolidated Results - First Quarter of 2009

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-Looking Information

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

Challenges and Risks

As an international consumer products company, we face certain risks and challenges that impact our business and financial performance. Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. The commodities we use, including beef, pork, coffee, wheat, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, may experience price volatility due to factors beyond our control. The company’s objective is to be able to offset commodity price increases with pricing actions and to offset any operating costs increases with continuous improvement savings. During the first quarter of 2009, the corporation estimates that commodity cost increases at the operating income level of approximately $170 million over the first quarter of the prior year were offset by favorable pricing actions of approximately $180 million.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, nearly 50% of net sales and significantly more than 50% of operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates increased net sales by $118 million and increased operating income by $15 million.

The company’s international operations also provide a significant portion of the company’s cash flow from operating activities, which is expected to require the company to continue to repatriate a greater portion of cash generated outside of the U.S. The repatriation of these funds has and is expected to continue to result in higher income tax expense and cash tax payments. During the first quarter of 2009, the corporation repatriated $413 million of accumulated earnings with an estimated tax cost of $77 million.

The corporation believes that, based on its current cash balance and continued access to financing, the recent turmoil and decreased liquidity in the financial markets will not have a material adverse impact on our liquidity or cash flow. In light of the current credit market instability, however, the corporation has taken certain actions to maintain its liquidity and preserve operating flexibility. Although the corporation continues to regularly access the commercial paper market, it has shortened maturities on its commercial paper and reduced the total amount of its commercial paper that matures each day in response to reduced market liquidity. In addition, to preserve our capital position, the corporation has suspended plans to make additional purchases under the corporation’s common stock repurchase program; however, purchases may be resumed when market conditions improve.

The corporation believes that continued turmoil in the financial markets may lead to general economic weakness, which could have a negative impact on our business. Economic uncertainly may result in increased pressure to reduce the prices for some of our products, limit our ability to increase prices or lead to a shift toward private label. In addition, certain reporting units of the corporation, especially those carrying significant goodwill balances, could experience reduced profitability which potentially could trigger a goodwill impairment.

Transformation Actions and Other Significant Items Affecting Comparability

The reported results for 2009 and 2008 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other significant amounts that impact comparability. The nature of these items includes the following:

Exit Activities, Asset and Business Dispositions – These costs are reported on a separate line of the Consolidated Statements of Income. Exit activities primarily relate to charges taken to recognize severance actions approved by the corporation’s management and the exit of leased facilities or other contractual arrangements. Asset and business disposition activities include costs associated with separating businesses targeted for sale and preparing financial statements for these businesses, as well as gains and losses associated with the disposition of asset groups that do not qualify for discontinued operations reporting. More information on these costs can be found in Note 5 to the Consolidated Financial Statements, “Exit, Disposal and Transformation Activities.”

Business Transformation Costs – These include costs to retain and relocate existing employees, recruit new employees, third-party consulting costs associated with transformation efforts, and amortization costs for new enterprise-wide software. In addition, these costs include incremental depreciation associated with decisions to close facilities at dates sooner than originally anticipated, pursuant to an exit plan. These costs are recognized in the Consolidated Statements of Income in Selling, General and Administrative Expenses or Cost of Sales. More information on these costs can be found in Note 5 to the Consolidated Financial Statements, “Exit, Disposal and Transformation Activities.”

Other Significant Items – The reported results are also impacted by other items that affect comparability. These items may include impairment charges, curtailment gains and certain discrete tax matters, which include contingent tax obligation adjustments, valuation allowances and various other tax matters.

The impact of the above items on net income and diluted earnings per share is summarized on the following table:

Impact of Significant Items on Net Income

	Quarter ended September 27, 2008			Quarter ended September 29, 2007
In millions, except per share data	Pretax Impact	Net Income (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income (2)	Diluted EPS Impact (1)
Net income	$328	$230	$0.32	$265	$200	$0.28

Significant items affecting comparability of net income:
Charges for exit activities, asset and business dispositions:
Income from (charges for) exit activities	$1	$—	$—	$(3)	$(2)	$—
Income from (charges for) business disposition activities	3	2	—	(1)	(1)	—

Subtotal	4	2	—	(4)	(3)	—
(Charges) income in cost of sales:
Transformation charges - IT costs	(2)	(1)	—	(4)	(2)	—
Curtailment gain	7	5	0.01	—	—	—
(Charges) income in SG&A expenses:
Transformation charges - IT costs	(8)	(6)	(0.01)	(12)	(8)	(0.01)
Transformation charges - Other	—	—	—	(2)	(1)	—
Curtailment gain	10	7	0.01	—	—	—

Impact of significant items on income before income taxes	11	7	0.01	(22)	(14)	(0.02)
Significant tax matters affecting comparability:
Contingent tax obligation adjustment	—	—	—	—	12	0.02
Other tax adjustments	—	—	—	—	1	—

Impact of significant items on net income	$11	$7	$0.01	$(22)	$(1)	$—

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Consolidated Results – First Quarter of 2009 Compared with First Quarter of 2008

The following table summarizes net sales and operating income for the first quarter of 2008 and 2007 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	September 27, 2008	September 29, 2007	Change	Percent Change
Net sales	$3,349	$3,054	$295	9.6%

Increase / (Decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(118)	$118
Dispositions	—	9	(9)

Total	$—	$(109)	$109

Operating income	$353	$293	$60	20.5%

Increase / (Decrease) in operating income from:
Contingent sales proceeds	$150	$130	$20
Changes in foreign currency exchange rates	—	(15)	15
Exit activities, asset and business dispositions	4	(4)	8
Transformation charges	(10)	(18)	8
Curtailment gain	17	—	17

Total	$161	$93	$68

Net Sales

Net sales increased by $295 million or 9.6%. The strengthening of foreign currencies, particularly the European euro and Brazilian real increased reported net sales by $118 million, or 4.1%. Pricing actions, taken across all business segments to offset increased commodity costs, increased reported net sales by approximately 6 percentage points. These favorable impacts were partially offset by an overall slight decline in unit volumes of 0.1%. The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Quarter 2009
Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Corporation	(0.1)%		6.0%		(0.4)%		4.1%		9.6%

Operating Income

Operating income increased by $60 million, or 20.5%. Of the increase, $15 million was due to the favorable impact of changes in foreign currency exchange rates; $16 million was due to a reduction in charges related to exit activities, asset and business dispositions and transformation charges and $20 million was due to an increase in the contingent sale proceeds related to the disposition of the tobacco operations, resulting from a change in foreign currency exchange rates. Operating results were also favorably impacted by a $17 million curtailment gain related to a postretirement health care benefit plan. The remaining decline in operating income of $8 million was primarily due to $35 million of mark-to-market losses on derivative contracts related to commodities in the first quarter of 2009 as compared to $2 million of mark-to-market derivative gains in the first quarter of 2008. The mark-to-market losses were offset by the 9.6% net sales increase previously mentioned along with cost savings from continuous improvement programs. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the quarter increased $83 million over the prior year due to the favorable impact of pricing actions; changes in foreign currency exchange rates; and savings from continuous improvement programs, which were partially offset by higher commodity, labor and energy costs and an unfavorable sales mix. The corporation estimates that commodity cost increases of approximately $164 million in the first quarter of 2009 versus the first quarter of 2008 were offset by favorable pricing actions of approximately $180 million. The gross margin percent in the first quarter of 2009 declined 0.9%, from 37.9% in the first quarter of 2008 to 37.0% in the first quarter of 2009 due to the negative impact of higher commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	September 27, 2008	September 29, 2007	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$146	$148	$(2)	(1.6)%
Other	793	763	30	3.8

Total business segments	939	911	28	3.0
Amortization of identifiable intangibles	17	16	1	5.0
General corporate expenses:
Other	63	64	(1)	(1.4)
Mark-to-market derivative (gains) / losses	22	(1)	23	NM

Total SG&A Expenses	$1,041	$990	$51	5.0%

Selling, general and administrative (SG&A) expenses increased by $51 million, or 5.0%. Measured as a percent of sales, SG&A expenses decreased from 32.4% in 2008 to 31.1% in 2009. Changes in foreign currency exchange rates increased SG&A costs by $37 million, or 3.7%. The remaining increase in SG&A expenses is $14 million. SG&A expenses in the business segments increased by

$28 million, or 3.0%, which was primarily due to the strengthening of foreign currencies and the impact of inflation on labor and other costs. General corporate expenses were virtually unchanged versus the prior year. Derivative losses were $22 million in 2009 versus gains of $1 million in 2008, due to mark-to-market losses incurred on commodity related derivative contracts primarily related to energy.

Transformation Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the first quarter of 2009 and 2008 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program and other exit and disposal actions. The amounts related to exit activities, asset and business dispositions were $4 million of income in the first quarter of 2009 versus $4 million of expense in the first quarter of 2008. The gain from business disposition activities in 2009 related to the disposition of the company’s sauces and dressing business.

Transformation costs related to information technology were down $6 million primarily due to a reduction in costs related to the implementation of new information technology systems. The transformation – IT costs in the first quarter of 2009 include $6 million of computer software amortization expense related to systems that were put into use in 2008. The total amortization expense for the year is expected to be $23 million.

These actions are more fully described in the Exit, Disposal and Transformation Activities Note to the Consolidated Financial Statements.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros. The 2009 annual payment was equivalent to $150 million and the 2008 annual payment was equivalent to $130 million based upon the respective exchange rates on the dates of receipt. The amount received in 2008 increased diluted earnings per share by $0.18 per share and the amount received in 2009 is expected to increase diluted earnings per share by $0.21 per share.

Net Interest Expense

Net interest expense in the first quarter of 2009 was $25 million, a decrease of $3 million over the first quarter of the prior year. Interest expense declined by $7 million due to the repayment of debt using proceeds from prior business dispositions and cash on hand, while interest income declined by $4 million due to lower cash and cash equivalents.

Income Tax Expense

Note 11 to the consolidated financial statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense and effective tax rate for the corporation:

	First Quarter
(In millions)	2009	2008
Income before income taxes	$328	$265
Income tax expense	98	65
Effective tax rate	30.0%	24.5%

In the first quarter of 2009, the corporation recognized tax expense of $98 million on pretax income of $328 million, or an effective tax rate of 30.0%, which represents the estimated annual effective tax rate related to ordinary income as there were no discrete tax items in the first quarter of 2009. The estimated annual effective tax rate related to ordinary income for fiscal 2009 includes an annual charge of $60 million to repatriate a portion of 2009 foreign earnings. This estimated charge increased the estimated annual effective tax rate in the first quarter by approximately 6%.

In the first quarter of 2008, the corporation recognized tax expense of $65 million on pretax income of $265 million, or an effective tax rate of 24.5%. Tax expense was impacted by $13 million of tax benefits primarily related to a $7 million reduction of contingent tax obligations due to a change in estimated foreign earnings and $6 million from the expiration of statutes in various state and local jurisdictions and changes in tax rates. The estimated annual effective tax rate related to ordinary income for the first quarter of 2008 included an annual charge of $100 million to repatriate a portion of 2008 foreign earnings. This estimated charge increased the estimated annual effective tax rate in the first quarter of 2008 by approximately 10%.

Net Income and Diluted Earnings per Share (EPS)

Net income in the first quarter of 2009 was $230 million versus $200 million in the comparable period of the prior year. The $30 million increase was due to a $60 million improvement in operating income year over year as well as a reduction in net interest expense partially offset by a $33 million increase in income taxes. Diluted EPS increased from $0.28 per share in the first quarter of 2008 to $0.32 per share in the first quarter of 2009. Diluted EPS were favorably impacted by lower average shares outstanding during the first quarter of 2009 than during the first quarter of 2008. The lower average shares are due to the corporation’s ongoing share repurchase program under which the corporation repurchased a total of 18 million shares subsequent to the end of the first quarter of 2008.

Operating Results by Business Segment

Beginning in fiscal 2009, the corporation implemented certain changes to its North American organizational structure that primarily involved the transfers of (i) the frozen bakery and beverage (Senseo) operations from the North American Retail Bakery segment into the North American Retail Meats segment, and (ii) a small component of the Foodservice meats operation into the North American Retail Meats segment. As a result of this reorganization, the three North American segments have been renamed as follows – North American Retail (previously named North American Retail Meats), North American Fresh Bakery (previously North American Retail Bakery) and North American Foodservice (previously Foodservice). The changes did not impact the international segments and did not have a material impact on the segment assets of the North American operations. The corporation has revised the name of the Household and Body Care segment to International Household and Body Care. Segment information has been revised to be consistent with the new basis of presentation.

The corporation uses derivative financial instruments to manage its exposure to commodity prices. A commodity derivative not declared a hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, is accounted for under mark-to-market accounting with changes in fair value recorded in the Consolidated Statements of Income. Prior to 2009, gains and losses on unrealized commodity derivatives accounted for under mark-to-market accounting were included in segment operating income. In 2009, the corporation now includes these mark-to-market gains and losses in general corporate expenses until such time that the exposure being hedged affects the earnings of the business segment. At that time, the cumulative gain or loss previously recorded in general corporate expenses for the derivative instrument will be reclassified into the business segment’s results. Segment information has been revised to be consistent with the new basis of presentation.

Net sales and income before income taxes by business segment for 2009 and 2008 are as follows:

	Quarter Ended
	Net Sales		Income Before Income Taxes
(In millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
North American Retail	$680	$615	$57	$19
North American Fresh Bakery	571	487	19	14
North American Foodservice	537	516	30	21
International Beverage	779	706	141	121
International Bakery	229	221	15	13
International Household and Body Care	562	521	58	57

Total business segments	3,358	3,066	320	245
Intersegment sales	(9)	(12)	—	—

Total net sales and operating segment income	3,349	3,054	320	245
Amortization of intangibles	—	—	(17)	(16)
General corporate expenses:
Other	—	—	(65)	(68)
Mark-to-market derivative gains/(losses)	—	—	(35)	2
Contingent sale proceeds	—	—	150	130

Total net sales and operating income	3,349	3,054	353	293
Net interest expense	—	—	(25)	(28)

Net sales and income before income taxes	$3,349	$3,054	$328	$265

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

First Quarter 2009
Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Dispositions	+	Foreign Exchange	=	Net Sales Change
North American Retail	2.5%		8.1%		—%		—%		10.6%
North American Fresh Bakery	6.6		10.5		—		—		17.1
North American Foodservice	(1.1)		6.0		(0.8)		—		4.1
International Beverage	(4.9)		5.1		(0.3)		10.4		10.3
International Bakery	(11.5)		8.0		(1.5)		9.0		4.0
Intl. Household and Body Care	2.6		0.3		—		4.8		7.7

Total Business Segments	(0.1)%		6.0%		(0.4)%		4.1%		9.6%

The following tables summarize the operating segment net sales and operating income for 2009 and 2008 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter Ended
(In millions)	September 27, 2008	September 29, 2007	Change	Percent Change
Net sales	$680	$615	$65	10.6%

Operating segment income	$57	$19	$38	NM %

Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$1	$—	$1
Transformation charges	—	(2)	2

Total	$1	$(2)	$3

Gross margin percentage	27.6%	26.1%		1.5%

First Quarter –

Net sales increased by $65 million, or 10.6%. Positive pricing actions to offset higher commodity and other raw material costs increased net sales by approximately 7%. The increase in net sales was also driven by higher unit volumes and an improved sales mix. The improved sales mix related to a shift to higher priced lunchmeats. Unit volumes increased 2.5% due to volume growth in hot dogs, corn dogs, smoked sausage, sliced meats and branded frozen bakery products partially offset by a decline in retail deli meat products and commodity volumes.

Operating segment income increased by $38 million. The net impact of the change in exit activities, asset and business dispositions and transformation charges increased operating segment income by $3 million. The remaining operating segment income increase of $35 million was due to the favorable impact of pricing actions; a reduction in MAP spending, which was due to the year-over-year timing of promotional programs; higher unit volumes; the improved product mix; and savings from continuous improvement programs; which were partially offset by higher commodity, labor and fuel costs.

North American Fresh Bakery

	Quarter Ended
(In millions)	September 27, 2008	September 29, 2007	Change	Percent Change
Net sales	$571	$487	$84	17.1%

Operating segment income	$19	$14	$5	35.6%

Gross margin percentage	45.4%	48.2%		(2.8)%

First Quarter –

Net sales increased by $84 million, or 17.1%. The increase in net sales was primarily attributable to positive pricing actions to cover higher wheat and other input costs, which increased net sales by approximately 11%, and an increase in unit volumes. Unit volumes increased 6.6% due to higher unit volumes for both branded and non-branded fresh bakery products. The increase in branded products was due in part to promotional activity as well as a strong holiday season. The increase in non-branded unit volumes was due to the customers’ shift to private label.

Operating segment income increased by $5 million, or 35.6%. The net impact of the change in exit activities, asset and business dispositions and transformation charges increased operating segment income by less than $1 million, or 1.8%. The remaining operating segment income increase was attributable to the benefit of price increases, unit volume gains, and savings from continuous improvement programs. These increases were partially offset by higher costs for key ingredients and wages, an unfavorable sales mix shift to lower margin products and higher SG&A costs driven by higher sales commission and fuel costs.

North American Foodservice

	Quarter Ended
(In millions)	September 27, 2008	September 29, 2007	Change	Percent Change
Net sales	$537	$516	$21	4.1%

Increase / (Decrease) in net sales from disposition	$—	$4	$(4)

Operating segment income	$30	$21	$9	37.6%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—
Exit activities, asset and business dispositions	3	—	3

Total	$3	$—	$3

Gross margin percentage	23.7%	24.3%		(0.6)%

First Quarter –

Net sales increased by $21 million, or 4.1%. Changes in foreign currency, primarily the Canadian dollar, increased net sales by less than $1 million. Dispositions after the start of the first quarter of 2008 reduced net sales by $4 million. The remaining net sales increase of $25 million, or 4.9%, was due to strong bakery unit volumes and higher product pricing to cover the increase in key raw material costs across all categories, partially offset by unit volume declines for beverage and meat products. The positive pricing actions increased sales by approximately 6%. Overall net unit volumes decreased 1.1%. The higher volumes for bakery products were driven by growth in store brands and frozen bakery products. The decline in beverage volumes was driven by softness in traditional roast and ground and other coffee products due to competitive and economic pressures, while the decline in meat volumes was driven in part by the planned exit of certain lower margin business.

Operating segment income increased by $9 million, or 37.6%. The net impact of the change in exit activities, asset and business dispositions increased operating segment income by $3 million, or 13.0%. The impact of foreign currencies was less than $1 million, or 0.1%. The remaining operating segment income increase of $6 million, or 26.4% was due to the favorable impact of pricing actions, lower depreciation expense on property previously impaired in the fourth quarter of 2008, and continuous improvement savings, which were only partially offset by higher commodity and labor costs.

International Beverage

	Quarter Ended
(In millions)	September 27, 2008	September 29, 2007	Change	Percent Change
Net sales	$779	$706	$73	10.3%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(73)	$73
Dispositions	—	2	(2)

Total	$—	$(71)	$71

Operating segment income	$141	$121	$20	17.2%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(12)	$12
Exit activities, asset and business dispositions	(1)	(1)	—
Transformation charges	(3)	(2)	(1)
Curtailment gain	12	—	12

Total	$8	$(15)	$23

Gross margin percentage	42.0%	41.8%		0.2%

First Quarter –

Net sales increased by $73 million, or 10.3%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $73 million, or 10.4%. Dispositions after the start of the first quarter of 2008 reduced sales by $2 million, or 0.3%. The remaining increase in net sales of $2 million, or 0.2% resulted from price increases to offset higher commodity costs and a favorable sales mix shift were offset by lower unit volumes. Pricing actions represented approximately 3% of the overall increase in net sales. Unit volumes decreased 4.9% due to declines in the retail channel in both Europe and Brazil. Retail volumes in Europe decreased due to volume declines in traditional roast and ground as well as single serve coffee due in part to competitive pressures from private label and hard discounters. Unit volumes declined in Brazil due in part to prior pricing actions. Unit volumes in the foodservice channel increased due to growth in concentrates in Europe.

Operating segment income increased by $20 million, or 17.2%. Changes in foreign currency exchange rates increased operating segment income by $12 million, or 9.8%. The net impact of the change in exit activities, asset and business dispositions and transformation charges decreased operating segment income by $1 million. Operating results were also favorably impacted by a $12 million curtailment gain related to postretirement benefit plan changes. The remaining operating segment income decrease of $3 million, or 2.1% was due to the impact of higher green coffee costs, and the decline in unit volumes, which were partially offset by pricing actions, the benefits of continuous improvement programs and a favorable sales mix.

International Bakery

	Quarter Ended
(In millions)	September 27, 2008	September 29, 2007	Change	Percent Change
Net sales	$229	$221	$8	4.0%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(20)	$20
Disposition	—	3	(3)

Total	$—	$(17)	$17

Operating segment income	$15	$13	$2	12.7%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Exit activities, asset and business dispositions	1	(3)	4
Transformation charges	(1)	—	(1)

Total	$—	$(5)	$5

Gross margin percentage	38.7%	40.4%		(1.7)%

First Quarter –

Net sales increased by $8 million, or 4.0%. The impact of foreign currency changes, particularly in the European euro, increased reported net sales by $20 million, or 9.0%. A disposition subsequent to the start of the first quarter of 2008 reduced net sales by $3 million, or 1.5%. The remaining net sales decrease of $9 million, or 3.5%, was the result of unit volume declines and an unfavorable sales mix shift. These negative factors were partially offset by price increases in response to higher commodity costs, which increased net sales by approximately 12%. Net unit volumes decreased 11.5% due to a decline in fresh bread volumes in Spain as a result of the loss of some private label business as well as a reduction in branded sales due in part to economic and competitive pressures; a decrease in refrigerated dough export volumes in Europe due to soft peak season sales; and a volume decline in Australia due in part to the planned exit of certain lower margin business.

Operating segment income increased by $2 million, or 12.7%. Changes in foreign currency rates increased operating segment income by $2 million, or 7.8%. The net change in exit activities, asset and business dispositions and transformation charges increased operating segment income by $3 million, or 23.4%. The remaining decrease in operating segment income was $3 million, or 18.5%, as the impact of lower unit volumes, higher costs associated with key raw materials, and an unfavorable sales mix were partially offset by price increases and continuous improvement savings.

International Household and Body Care

	Quarter Ended
(In millions)	September 27, 2008	September 29, 2007	Change	Percent Change
Net sales	$562	$521	$41	7.7%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(25)	$25

Operating segment income	$58	$57	$1	3.3%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2
Transformation charges	(2)	(1)	(1)
Curtailment gain	5	—	5

Total	$3	$(3)	$6

Gross margin percentage	47.3%	49.0%		(1.7)%

First Quarter –

Net sales increased by $41 million, or 7.7%. The impact of changes in foreign currency exchange rates increased reported net sales by $25 million, or 4.8%, primarily due to the strengthening of the European euro. The remaining net sales increase of $16 million, or 2.9%, was primarily due to higher unit volumes and the impact of price increases, partially offset by an unfavorable sales mix. Pricing actions increased net sales by approximately 1%. Unit volumes for the four core categories – shoe care, body care, air care and insecticides – increased 2.6% as a result of increases in unit volumes of insecticides driven by growth in Western Europe, due in part to improved weather conditions, and India; shoe care products driven by growth in India, Japan, South Africa and Western Europe; and body care products, driven by growth in both deodorant and bath and shower products. Air care products unit volumes declined due to weakness in Western Europe and the U.K. as a result of competitive pressures and a deteriorating economic environment.

Operating segment income increased $1 million, or 3.3%. Changes in foreign currency exchange rates increased operating segment income by $2 million, or 3.4%. The net change in transformation charges decreased operating segment income by $1 million. Operating results were also favorably impacted by a $5 million curtailment gain related to postretirement benefit plan changes. The remaining operating segment income decrease of $5 million, or 8.4%, was due to higher raw material and manufacturing costs, increased media advertising and promotion, and an unfavorable sales mix, which were partially offset by higher unit volumes and savings from continuous improvement initiatives.

Financial Condition

Cash from Operating Activities

In the first quarter of 2009, $38 million of cash was used by operating activities as compared to $62 million in the first quarter of 2008. The reduction in cash used by operating activities on a year-over-year basis is due to a decrease in the cash used to fund working capital needs. This decrease was due in part to a reduction in cash paid for interest, and in cash contributions made to pension plans as compared to the prior year. These reductions were partially offset by an increase in cash used to fund higher inventory levels.

Cash from Investment Activities

Cash generated by investment activities was $76 million in the first quarter of 2009 as compared to $22 million in the comparable period of 2008. The increase in cash generated was due to a $50 million reduction in cash spent on the purchases of property, equipment, software and other intangibles, from $118 million in 2008 to $68 million in 2009. In addition, the cash received from contingent sale proceeds in the first quarter of 2009 was $20 million higher, solely due to changes in foreign currency exchange rates. The corporation also received $15 million in 2009 related to the disposition of a business. These increases in cash generated by investment activities were partially offset by $24 million of cash used for derivative transactions in 2009, due in part to an increase in the number of mark-to-market derivative transactions, while $2 million of cash was received in the same period of the prior year.

Cash from Financing Activities

Net cash used in financing activities was $8 million during the first quarter of 2009 as compared to $912 million in the prior year period. The year over year decline in cash used was due to a $893 million reduction in cash used to repay debt and a $24 million reduction in cash used to repurchase common stock. In 2008, the corporation repaid $897 million of long-term debt that matured during the first quarter using cash on hand and additional short-term borrowings, while in the first quarter of 2009 only $4 million of cash was used to repay debt. During the first quarter of 2008, the corporation repurchased $24 million of common stock, while in the first quarter of 2009 the corporation did not repurchase any shares of common stock. The cash dividends paid were virtually the same in both years, $75 million in 2009 and $73 million in 2008.

The corporation had previously indicated that it anticipated repurchasing approximately $500 million of its common stock during 2009 under a previously announced stock buyback program. Due to the reduced liquidity in the credit markets and general macroeconomic uncertainty, the corporation has suspended its plans to make any additional repurchases of the corporation’s common stock in 2009. It plans to continue to monitor both the credit market situation, the corporation’s stock price and other factors in order to determine when it may be appropriate to resume its share repurchase program.

Liquidity

Notes Payable/Cash and Equivalents

Notes payable consists primarily of commercial paper obligations. The balance of notes payable at September 27, 2008 of $347 million was $67 million higher than the amount reported at June 28, 2008, with the majority of the increase related to commercial paper issuances. The corporation had cash and cash equivalents on the balance sheet at September 27, 2008 of $1,227 million, which was $57 million lower than the balance at June 28, 2008, due in large part to changes in foreign currency exchange rates, as a large portion of the cash is denominated in European euros. Despite the recent reduced liquidity in the credit markets, the corporation has been able to continue using the commercial paper market to fund short-term borrowing needs.

Credit Facilities and Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. At September 27, 2008, the corporation did not have any borrowings outstanding under the credit facility and the facility does not mature or terminate upon a credit rating downgrade. The facility contains a number of typical covenants with which the corporation is in compliance, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense, to net interest expense. For the 12 months ended September 27, 2008, the corporation’s interest coverage ratio was 12.2 to 1.0.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of September 27, 2008, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB+	A-2	Negative
Moody’s Investors Service	Baa1	P-2	Negative
FitchRatings	BBB	F-2	Stable

Changes in the corporation’s credit ratings result in changes in the corporation’s borrowing costs. The corporation’s current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a higher degree of liquidity. A downgrade of the corporation’s short-term credit rating would place the corporation in a commercial paper market that would contain significantly less market liquidity than it currently operates in with a rating of “A-2”, “P-2” or “F-2.” This would reduce the amount of commercial paper the corporation could issue and raise its commercial paper borrowing cost. To the extent that the corporation’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the corporation has the ability to use available credit facilities to satisfy operating requirements, if necessary.

Debt

The corporation’s total long-term debt decreased $25 million in the first quarter of 2009, from $2,908 million at June 28, 2008, to $2,883 million at September 27, 2008, as a result of the impact of changes in foreign currency exchange rates and the repayment of $4 million of maturing long-term debt during the first quarter.

The corporation’s total long-term debt of $2,883 million is due to be repaid as follows: $540 million in the remainder of 2009; $52 million in 2010; $18 million in 2011; $1,130 million in 2012; $519 million in 2013; $20 million in 2014; and $604 million thereafter. Approximately $350 million of debt matures in December 2008, with the remainder maturing in April 2009. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 65.4% fixed-rate debt as of September 27, 2008, as compared with 66.2% as of June 28, 2008. The decrease in fixed-rate debt at September 27, 2008 versus June 28, 2008 is due to the increase in variable rate short-term borrowings. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $95 million in the remainder of 2009; $84 million in 2010; $63 million in 2011; $40 million in 2012; $30 million in 2013; $22 million in 2014; and $84 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $21 million in the remainder of 2009; $27 million in 2010; $22 million in 2011; $17 million in 2012; $14 million in 2013; $12 million in 2014; and $46 million thereafter.

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

Pension Plans

As shown in the Pension footnote to the Consolidated Financial Statements that was included in the corporation’s 2008 Annual Report on Form 10-K, the funded status of the corporation’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. The underfunded status of the plans was $321 million at the end of 2008 as compared to $580 million at the end of 2007. Further information on the corporation’s pension plans is contained in Note 9 to these Consolidated Financial Statements.

In the first quarter of 2009, the corporation contributed $33 million to these defined benefit pension plans and the corporation anticipates that an additional $152 million of cash contributions will be made over the last nine months of the fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2009 may be materially different from the current estimate. The Significant Accounting Policies section and Note 19 - Defined Benefit Pension Plans to the Consolidated Financial Statements, that are incorporated into the corporation’s 2008 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

Repatriation of Foreign Earnings and Income Taxes

The corporation anticipates that it will continue to repatriate a portion of the earnings of its foreign subsidiaries. The projected tax cost associated with the anticipated return of the earnings of foreign subsidiaries will be recognized as the amounts are earned. However, the corporation pays the tax liability upon completing the repatriation action.

At the end of 2008, the corporation had a deferred tax liability of approximately $125 million for foreign earnings that had not yet been subject to U.S. tax but will be subject to U.S. tax in 2009 upon repatriation. However, due to favorable foreign currency fluctuations, the corporation estimates that the U.S. tax cost of repatriating these foreign earnings will be less than the $125 million anticipated at the end of 2008. During the first three months of 2009, the corporation repatriated $413 million of accumulated earnings of foreign subsidiaries. The estimated tax cost of the $413 million repatriation is $77 million. Currently, it is anticipated that additional earnings will be repatriated in 2009 with an estimated tax cost of $43 million.

The corporation’s estimated annual effective tax rate for 2009 assumes a charge of $60 million for the repatriation of a portion of 2009 foreign earnings to the U.S.

Other income or losses generated by the business, as well as the impact of changes in foreign currency exchange rates, will impact the total amount of cash taxes paid in any period. If further repatriation actions are completed in 2009, the amount of cash taxes that are paid in 2009 could increase. Additional repatriation actions may occur in future periods and these actions will require additional cash tax payments. The funding of these tax payments will be made with cash generated from operations, dispositions and short term borrowings.

Transformation Liabilities

The corporation has recognized amounts for transformation and other restructuring charges. At September 27, 2008, the corporation had recognized cumulative liabilities of approximately $100 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid in the remainder of 2009.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is approximately $18 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

As outlined in the corporation’s 2008 Annual Report filed on Form 10-K with the Securities and Exchange Commission, the corporation’s control systems use analytical techniques including market value, sensitivity analysis and value at risk estimations. The value at risk estimations shown in the table below are intended to measure the maximum amount the corporation could lose from adverse market movements in interest rates and foreign exchange rates for a one-day period at a 95% confidence level.

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

First Quarter 2009
Interest rates	$25	$25	1 day	95%
Foreign exchange	35	35	1 day	95

Fiscal Year End 2008
Interest rates	$16	$18	1 day	95%
Foreign exchange	35	27	1 day	95

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the first quarter of 2009 and the end of 2008, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $12.4 million and $16.0 million, respectively.

Significant Accounting Policies and Critical Estimates

The corporation’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2008 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the corporation are described in the Financial Review in the corporation’s 2008 Annual Report on Form 10-K.

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

SFAS 158 also requires consistent measurement of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position. This provision is effective for the corporation in 2009. As the corporation currently measures the assets and obligations of its defined benefit pension plans and postretirement medical plans as of March 31st of each year, the adoption of this portion of the standard will require a change in the plan measurement date to the fiscal year end. The impact of adopting the measurement date provisions of SFAS 158 will be recorded in the fourth quarter of 2009 as an adjustment to beginning of year retained earnings. The corporation does not believe the impact will be material to the consolidated financial statements.

Fair Value Measurements – Effective the beginning of fiscal 2009, the corporation implemented SFAS 157, “Fair Value Measurements” (SFAS 157), for its financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for its measurement, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have an impact on the measurement of the corporation’s financial assets and liabilities, but did result in additional disclosures.

In 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-2 (FSP 157-2), which provided a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities measured at fair value that are recorded or disclosed on a non-recurring basis. The corporation elected to apply the FSP 157-2 deferral, and accordingly, will not apply SFAS 157 to its non-financial assets and liabilities until fiscal 2010. The corporation does not believe the implementation of SFAS 157 for our non-financial assets and liabilities will have a material impact on the consolidated financial statements.

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

Minority Interests – In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”, which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the corporation at the beginning of 2010. The corporation is evaluating the provision of this new standard; however, we currently believe the adoption of SFAS 160 will not have a material impact on the consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 and requires expanded disclosure for derivative instruments. The statement requires companies to provide a tabular presentation of gains and losses by type of derivative and to disclose the line item impacted in the income statement. Fair value disclosures of derivatives, by type, must also be included that highlight the line in the balance sheet where the fair values are recorded and the total notional value of all derivatives must be disclosed. Additionally, companies must include additional qualitative disclosures including why derivatives are used and what risk exposures are addressed by executing a hedging program. These disclosures are required for both interim and annual financial statements and must be adopted by the corporation in the third quarter of fiscal 2009.

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

•

The consumer marketplace, such as (iii) significant competition, including advertising, promotional and price competition, and changes in consumer demand for Sara Lee’s products; (iv) fluctuations in the availability and cost of raw materials, Sara Lee’s ability to increase or maintain product prices in response and the impact on Sara Lee’s profitability; (v) the impact of various food safety issues and regulations on sales and profitability of Sara Lee products; and (vi) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

•

Sara Lee’s international operations, such as (vii) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the European euro, given Sara Lee’s significant concentration of business in Western Europe; (viii) Sara Lee’s generation of a high percentage of its earnings from businesses outside the U.S. and costs to remit these foreign earnings into the U.S. to fund Sara Lee’s domestic operations; and (ix) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

•

Previous business decisions, such as (x) Sara Lee’s ability to generate margin improvement through continuous improvement initiatives and transitioning the entire organization to a common information technology system and the risk that the transition to a common information technology system will be disruptive to the business; (xi) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly its worldwide bakery business, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows, which could impact future impairment analyses; (xii) credit ratings issued by the three major credit rating agencies and the impact these ratings have on Sara Lee’s cost to borrow funds and access to capital/debt markets; (xiii) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (xiv) changes in the expense for and contingent liabilities relating to multi-employer pension plans in which Sara Lee participates.

In addition, the corporation’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations in markets where the corporation competes. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We have provided additional information in our Form 10-K for 2008, that readers are encouraged to review, concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the corporation’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Corporation’s 2008 Annual Meeting of Stockholders was held on October 30, 2008 in Lombard, Illinois (“Annual Meeting”).

(b)	A total of 593,499,456 shares of the Corporation’s common stock (83.96% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting, in person or by proxy. The stockholders of the Corporation were requested to elect 13 directors, and all nominees were elected as indicated by the following voting tabulation:

Name of Nominee	For	Against	Abstain

Brenda C. Barnes

Christopher B. Begley

Crandall C. Bowles

Virgis W. Colbert

James S. Crown

Laurette T. Koellner

Cornelis J.A. van Lede

Dr. John McAdam

Sir Ian Prosser

Rozanne L. Ridgway

Norman R. Sorensen

Jeffrey W. Ubben

Jonathan P. Ward

	573,404,593 576,197,498 575,395,765 538,211,672 552,122,711 576,282,086 550,922,673 575,320,917 575,941,044 567,156,100 552,070,895 566,673,809 550,786,536	13,028,321 10,040,348 10,871,867 48,103,998 34,172,230 9,959,823 35,093,363 10,631,286 10,240,151 18,987,791 34,295,002 19,207,987 35,265,919	7,066,541 7,261,610 7,231,824 7,183,786 7,204,515 7,257,547 7,483,420 7,547,253 7,318,261 7,355,565 7,133,558 7,617,659 7,447,000

(c)	(i	)

The stockholders were requested to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accountants for fiscal year 2009. Of the total votes cast, 584,286,910 votes were cast for the proposal, 2,759,690 votes were cast against the proposal, and 6,452,856 votes abstained.

	(ii	)

The stockholders were requested to vote to reapprove the performance measures under the corporation’s 1998 and 2002 Long-term Incentive Plans. Of the total votes cast, 428,073,680 votes were cast for the proposal, 21,805,889 votes were cast against the proposal, and there were 7,173,099 abstentions.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description

10.1	Employment Agreement dated April 29, 2005 between Frank van Oers and Sara Lee Corporation.

10.2	Employment Agreement dated April 1, 2005 between Frank van Oers and Sara Lee/DE International B.V.

10.3	Employment Agreement dated April 1, 2003 between Vincent H.A.M. Janssen and Sara Lee Corporation.

10.4	Employment Agreement dated July 1, 2003 between Vincent H.A.M. Janssen and Sara Lee/DE International B.V.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ L.M. (Theo) de Kool
L.M. (Theo) de Kool
Chief Financial Officer
(Principal Accounting Officer)

DATE: November 5, 2008