Form 10-Q
period 2008-12-27
Sara Lee Corp
filed 2009-02-04
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer, smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On December 27, 2008, the Registrant had 695,543,690 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at December 27, 2008 and June 28, 2008

(Unaudited)

In millions	December 27, 2008	June 28, 2008
Assets
Cash and equivalents	$562	$1,284
Trade accounts receivable, less allowances	1,413	1,491
Inventories
Finished goods	711	775
Work in process	36	43
Materials and supplies	424	402

	1,171	1,220

Current deferred income taxes	208	111
Other current assets	330	361

Total current assets	3,684	4,467

Property, net of accumulated depreciation of $2,870 and $2,925, respectively	2,323	2,519
Trademarks and other identifiable intangibles, net	929	1,021
Goodwill	1,982	2,223
Deferred income taxes	181	295
Other non-current assets	212	233
Assets held for sale	44	72

	$9,355	$10,830

Liabilities and Stockholders’ Equity
Notes payable	$253	$280
Accounts payable	954	1,258
Income taxes payable and current deferred taxes	7	16
Other accrued liabilities	1,727	1,702
Current maturities of long-term debt	204	568
Liabilities held for sale	—	17

Total current liabilities	3,145	3,841

Long-term debt	2,355	2,340
Pension obligation	331	405
Deferred income taxes	193	177
Other liabilities	1,018	1,237
Minority interests in subsidiaries	19	19
Common stockholders’ equity	2,294	2,811

	$9,355	$10,830

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarters and Six Months ended December 27, 2008 and December 29, 2007

(Unaudited)

	Quarter Ended		Six Months Ended
In millions, except per share data	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Net sales	$3,340	$3,408	$6,689	$6,462

Cost of sales	2,143	2,116	4,252	4,013
Selling, general and administrative expenses	1,017	1,054	2,058	2,044
Net charges for exit activities, asset and business dispositions	40	7	36	11
Impairment charge	107	—	107	—
Contingent sale proceeds	—	—	(150)	(130)
Interest expense	41	48	87	101
Interest income	(6)	(21)	(27)	(46)

	3,342	3,204	6,363	5,993

Income (loss) before income taxes	(2)	204	326	469
Income tax expense	15	22	113	87

Net income (loss)	$(17)	$182	$213	$382

Net income (loss) per share of common stock
Basic	$(0.02)	$0.25	$0.30	$0.53

Diluted	$(0.02)	$0.25	$0.30	$0.53

Average shares outstanding
Basic	703	720	705	722

Diluted	703	722	706	724

Cash dividends declared per share of common stock	$0.11	$0.105	$0.11	$0.105

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Common Stockholders’ Equity

For the Period June 30, 2007 to December 27, 2008

(Unaudited)

In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balances at June 30, 2007	$2,543	$7	$—	$3,413	$(123)	$(754)

Net loss	(79)	—	—	(79)	—	—	$(79)
Translation adjustments, net of tax	686	—	—	—	—	686	686
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	25	—	—	—	—	25	25
Pension/Postretirement activity, net of tax	192	—	—	—	—	192	192

Comprehensive income							$824

Adoption of SFAS Interpretation No. 48	13	—	—	13	—	—
Dividends	(300)	—	—	(300)	—	—
Stock issuances—
Stock option and benefit plans	9	—	9	—	—	—
Restricted stock	25	—	25	—	—	—
Share repurchases and retirement	(315)	—	(27)	(288)	—	—
ESOP tax benefit, redemptions and other	12	—	—	1	11	—

Balances at June 28, 2008	2,811	7	7	2,760	(112)	149
Net income	213	—	—	213	—	—	$213
Translation adjustments, net of tax	(638)	—	—	—	—	(638)	(638)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(28)	—	—	—	—	(28)	(28)
Pension/Postretirement activity, net of tax	99	—	—	—	—	99	99
Other comprehensive income activity, net of tax	(4)	—	—	—	—	(4)	(4)

Comprehensive loss							$(358)

Dividends	(78)	—	—	(78)	—	—
Stock issuances—
Stock option and benefit plans	2	—	2	—	—	—
Restricted stock	15	—	15	—	—	—
Share repurchases and retirement	(103)	—	(25)	(78)	—	—
ESOP tax benefit, redemptions and other	5	—	1	—	4	—

Balances at December 27, 2008	$2,294	$7	$—	$2,817	$(108)	$(422)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months ended December 27, 2008 and December 29, 2007

(Unaudited)

	Six Months ended
In millions	December 27, 2008	December 29, 2007
OPERATING ACTIVITIES—
Net income	$213	$382
Less: Cash received from contingent sale proceeds	(150)	(130)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	184	194
Amortization	58	59
Impairment charge	107	—
Net gain on business dispositions	(3)	—
Decrease in deferred income taxes	(1)	(51)
Other	122	144
Changes in current assets and liabilities, net of businesses acquired and sold	(316)	(393)

Net cash received from operating activities	214	205

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(134)	(207)
Purchases of software and other intangibles	(14)	(34)
Acquisitions of businesses	(10)	—
Dispositions of businesses and investments	15	—
Cash received from contingent sale proceeds	150	130
Cash received from (used in) derivative transactions	(153)	18
Sales of assets	5	16

Net cash used in investment activities	(141)	(77)

FINANCING ACTIVITIES—
Issuances of common stock	—	4
Purchases of common stock	(103)	(195)
Borrowings of long-term debt	—	1
Repayments of long-term debt	(327)	(912)
Borrowings (repayments) of short-term debt, net	(18)	6
Payments of dividends	(149)	(146)

Net cash used in financing activities	(597)	(1,242)

Effect of changes in foreign exchange rates on cash	(198)	93

Decrease in cash and equivalents	(722)	(1,021)
Add: Cash balance of discontinued operations at beginning of year	—	3
Less: Cash balance of discontinued operations at end of quarter	—	(3)
Cash and equivalents at beginning of year	1,284	2,517

Cash and equivalents at end of quarter	$562	$1,496

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES—
Trade accounts receivable	$(89)	$(117)
Inventories	(77)	(9)
Other current assets	(7)	(8)
Accounts payable	(151)	(62)
Accrued liabilities	28	(106)
Accrued taxes	(20)	(91)

Changes in current assets and liabilities, net of businesses acquired and sold	$(316)	$(393)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the six months ended December 27, 2008 and December 29, 2007 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation or the company”), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the six months ended December 27, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of June 28, 2008 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended June 28, 2008.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. The second quarter and first six months of fiscal 2009 ended on December 27, 2008 and the second quarter and first six months of fiscal 2008 ended on December 29, 2007. Each of these quarters was a thirteen-week period and each of the six month periods was a twenty-six week period. Unless otherwise stated, references to years relate to fiscal years.

2.	Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the quarter and first six month periods ended December 27, 2008, options to purchase 28.6 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and first six month periods ended December 29, 2007, options to purchase 27.0 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation, as they are anti-dilutive. In addition, the diluted effect of stock options and award plans were excluded from the determination of the dilutive average shares outstanding calculation for the quarter ended December 27, 2008, as the impact would have been anti-dilutive due to the net loss in the quarter.

The average shares outstanding declined in the first six months of 2009 as compared to the first six months of 2008 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. During the first six months of 2009, the corporation repurchased 11.4 million shares of common stock and from December 30, 2007 to December 27, 2008, the corporation has repurchased 17.5 million shares of the corporation’s common stock. At December 27, 2008, 13.5 million shares remain authorized for repurchase under the corporation’s share repurchase program. The timing and amount of future share repurchases will be based upon market conditions and other factors.

The following is a reconciliation of net income (loss) to net income (loss) per share – basic and diluted – for the second quarter and first six months of fiscal years 2009 and 2008:

Computation of Net Income (Loss) per Common Share

(In millions, except per share data)

	Quarter ended		Six Months ended
	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Net income (loss)	$(17)	$182	$213	$382

Average shares outstanding – basic	703	720	705	722
Dilutive effect of stock option and award plans	—	2	1	2

Diluted shares outstanding	703	722	706	724

Net income (loss) per common share
Basic	$(0.02)	$0.25	$0.30	$0.53

Diluted	$(0.02)	$0.25	$0.30	$0.53

3.	Segment Information

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

The corporation uses derivative financial instruments to manage its exposure to commodity prices. A commodity derivative not declared a hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” is accounted for under mark-to-market accounting with changes in fair value recorded in the Consolidated Statements of Income. Prior to 2009, gains and losses on unrealized commodity derivatives accounted for under mark-to-market accounting were included in segment operating income. In 2009, the corporation now includes these unrealized mark-to-market gains and losses in general corporate expenses until such time that the exposure being hedged affects the earnings of the business segment. At that time, the cumulative gain or loss previously recorded in general corporate expenses for the derivative instrument will be reclassified into the business segment’s results. Segment information has been revised to be consistent with the new basis of presentation.

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

•

International Household and Body Care – sells products in four primary categories – body care, air care, shoe care and insecticides in markets around the world, including the U.S., Europe, India and the Asia Pacific region.

The following is a summary of net sales and operating segment income by business segment for the second quarter and first six months of fiscal years 2009 and 2008.

	Net Sales
(In millions)	Second Quarter 2009	Second Quarter 2008	Six Months 2009	Six Months 2008
North American Retail	$746	$688	$1,426	$1,303
North American Fresh Bakery	539	488	1,110	975
North American Foodservice	614	611	1,151	1,127
International Beverage	765	821	1,544	1,527
International Bakery	196	234	425	455
International Household and Body Care	490	582	1,052	1,103

Total business segments	3,350	3,424	6,708	6,490
Intersegment sales	(10)	(16)	(19)	(28)

Net sales	$3,340	$3,408	$6,689	$6,462

	Income (Loss) Before Income Taxes
(In millions)	Second Quarter 2009	Second Quarter 2008	Six Months 2009	Six Months 2008
North American Retail	$74	$46	$131	$65
North American Fresh Bakery	(14)	3	5	17
North American Foodservice	(43)	53	(13)	74
International Beverage	107	125	248	246
International Bakery	(19)	9	(4)	22
International Household and Body Care	45	64	103	121

Total operating segment income	150	300	470	545

Amortization of intangibles	(15)	(16)	(32)	(32)
General corporate expenses:
Other	(79)	(61)	(144)	(129)
Mark-to-market derivative gains/(losses)	(23)	8	(58)	10
Contingent sale proceeds	—	—	150	130

Operating income	33	231	386	524
Net interest expense	(35)	(27)	(60)	(55)

Income (loss) before income taxes	$(2)	$204	$326	$469

4.	Discontinued Operations

There were no results related to discontinued operations in the first six months of 2009, while in the first six months of 2008, discontinued operations reported $159 million of net sales, less than $1 million of pretax income and net income and $10 million of cash from operating activities. The results of discontinued operations in 2008 were related to our retail meats business in Mexico. The sale of this business closed on March 29, 2008.

5.	Impairment Review and Goodwill

The corporation tests goodwill and intangible assets not subject to amortization for impairments in the second quarter of each fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets. As a result of the review performed in the second quarter of 2009, the corporation determined that the carrying amount of its foodservice beverage reporting unit, which is reported in the North American Foodservice segment, exceeded its fair value. The foodservice beverage reporting unit has experienced a recent significant decline in profitability due to a highly competitive marketplace and difficult economic conditions. Based upon our consideration of the results of an appraisal of long-lived assets and internal estimates of discounted cash flows, management compared the implied fair value of the goodwill in the reporting unit with the carrying value and concluded that a $107 million impairment charge needed to be recognized. The impairment loss recognized equaled the entire remaining amount of goodwill in the foodservice beverage reporting unit. No tax benefit will be recognized on the goodwill impairment charge. The remaining change in the goodwill balance from June 28, 2008 is due to the impact of changes in foreign currency exchange rates on foreign denominated goodwill.

The corporation has also concluded that it is reasonably likely that certain other reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management. These reporting units include a bakery operation in Spain with $124 million of goodwill and a beverage business in Poland with $67 million of goodwill. As of the second quarter, these two reporting units had fair values that exceeded carrying value by at least 6%. However, because some of the inherent assumptions and estimates used in determining fair value of these reporting units are outside the control of management, including interest rates, the cost of capital, and tax rates, changes in these underlying assumptions and our credit rating can also adversely impact the business units’ fair value. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and may result in impairment for a portion or all of the goodwill amounts noted previously. Holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate would reduce the enterprise value for the two reporting units discussed above between 10% to 13%, indicating potential impairment for those reporting units.

The fair value of goodwill is estimated based on a discounted cash flow model using management’s business plans and projections as the basis for expected future cash flows for the first ten years and a 2% residual growth rate thereafter. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of our reporting units. A separate discount rate was utilized for each reporting unit derived from published sources, and, on a weighted average basis, the discount rate used was 8.9%.

6.	Exit, Disposal and Transformation/Accelerate Activities

As part of its ongoing efforts to improve its operational performance and reduce cost, the corporation initiated Project Accelerate (“Accelerate”) in 2009, which is a series of global initiatives designed to drive significant savings in the next three years. It is anticipated that the overall cost of the initiatives will be approximately $150 million and include severance costs as well as transition costs associated with transferring services to an outside third party. An important component of Project Accelerate involves outsourcing pieces of the North American and European Finance (transaction processing) and Global Information Services (applications development and maintenance) groups as well as the company’s global indirect procurement activities. In addition to cost savings, this business process outsourcing will help the corporation drive standardization, increase efficiency and provide flexibility. The corporation began implementation of the initiative in North America and Europe in the second quarter of 2009 and plans to complete global implementation within three years.

The company announced a transformation plan in February 2005 designed to improve performance and better position the company for long-term growth. The plan involved significant changes in the company’s organizational structure, portfolio changes involving the disposition of a significant portion of the corporation’s business, and a number of actions to improve operational efficiency. The corporation has recognized certain trailing costs related to these transformation actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated.

The nature of the costs incurred under these plans includes the following:

1) Exit Activities, Asset and Business Disposition Actions – These amounts primarily relate to:

•	Employee termination costs

•	Lease exit costs

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations

2) Transformation/Accelerate Costs recognized in Cost of Sales and Selling, General and Administrative Expense primarily relate to:

•	Expenses associated with the installation of new information systems, including the amortization of capitalized software costs

•	Costs to retain and relocate employees

•	Consulting costs

•

Accelerated depreciation and amortization associated with decisions to dispose of or abandon the use of certain tangible and intangible assets at dates earlier than previously anticipated, pursuant to an exit plan. Accelerated depreciation represents the incremental impact of the revised estimate of remaining depreciation expense in excess of the original depreciation expense.

•	Costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative

Transformation/Accelerate costs are recognized in Cost of Sales or Selling, General and Administrative Expenses in the condensed consolidated statements of income as they do not qualify for treatment as an exit activity or asset and business disposition under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” However, management believes the disclosure of these transformation/Accelerate related charges provides the reader greater transparency to the total cost of the initiatives.

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended		Six Months ended
(In millions)	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Cost of sales:
Transformation charges – IT costs	$1	$2	$3	$6
Accelerated depreciation	—	1	—	1
Selling, general and administrative expenses:
Transformation charges – IT costs	4	10	12	22
Transformation/Accelerate charges – other	2	—	2	2

Net charges for (income from):
Exit activities	40	7	39	10
Asset and business dispositions	—	—	(3)	1

Reduction in income before income taxes	47	20	53	42
Income tax benefit	(12)	(7)	(13)	(15)

Reduction in net income	$35	$13	$40	$27

Impact on diluted EPS	$0.05	$0.02	$0.06	$0.04

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Quarter Ended		Six Months Ended
(In millions)	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
North American Retail	$—	$—	$(1)	$2
North American Fresh Bakery	—	—	—	—
North American Foodservice	(1)	—	(4)	—
International Beverage	2	4	6	7
International Bakery	29	5	29	8
International Household and Body Care	6	2	8	3

Decrease in operating segment income	36	11	38	20
Increase in general corporate expenses	11	9	15	22

Total	$47	$20	$53	$42

The following discussion provides information concerning the exit, disposal and transformation/Accelerate activities for each year where actions were initiated and material reserves exist.

2009 Actions

During 2009, the corporation approved certain actions related to exit, disposal, transformation and Accelerate activities and recognized net charges of $55 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 438 employees, related to both European and North American operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 438 targeted employees, 415 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized a net gain associated with the disposal of the sauces and dressings business in the Foodservice segment.

•

Recognized costs related to the implementation of common information systems across the organization in order to improve operational efficiencies. These costs primarily relate to the amortization of certain capitalized software costs.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

The following table summarizes the net charges taken for the exit, disposal and transformation/Accelerate activities approved during 2009 and the related status as of December 27, 2008. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The composition of these charges and the remaining accruals are summarized below. Approximately $50 million of additional charges are expected to be recognized in the remainder of 2009.

(In millions)	Employee termination and other benefits	Asset and business disposition actions	Transformation/ Accelerate costs – IT and other	Total
Exit, disposal and other costs (income)recognized during 2009	$41	$(3)	$17	$55
Asset and business disposition gains	—	3	—	3
Non-cash charges	—	—	(11)	(11)
Cash payments	(4)	—	(5)	(9)

Accrued costs as of December 27, 2008	$37	$—	$1	$38

2008 Actions

During 2008, the corporation approved certain actions related to exit, disposal and transformation activities and recognized cumulative net charges of $90 million related to these actions. Each of these activities was to be completed within a 12-month period after being approved and included the following:

•

Implemented a plan to terminate 603 employees, primarily from the North American Operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 603 targeted employees, 298 employees have not yet been terminated, but are expected to be terminated before the end of the fiscal year.

•	Incurred costs to exit certain leased space, including the exit of a North American R&D facility.

•

Recognized net gains associated with the disposal of several asset groupings, the largest of which was a $3 million gain related to the disposition of a Foodservice manufacturing facility. Total proceeds from these disposals were $9 million.

•

Recognized costs related to the implementation of common information systems across the organization in order to improve operational efficiencies. These costs primarily relate to the amortization of certain capitalized software.

Significant actions completed during the first six months of 2009 and the status of the remaining elements of the 2008 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The corporation does not anticipate any additional material future charges related to the 2008 actions.

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Transformation costs – IT and other	Total
Accrued costs as of June 28, 2008	$29	$3	$2	$34
Cash payments	(9)	—	(2)	(11)

Accrued costs as of December 27, 2008	$20	$3	$—	$23

2007 Actions

During 2007, the corporation approved certain actions related to exit, disposal and transformation activities and recognized cumulative net charges of $251 million related to these actions. Each of these activities was to be completed within a 12-month period after being approved and included the following:

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

Activity during the first six months of 2009 and the status of the remaining elements of the 2007 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The corporation does not anticipate any additional material future charges related to the 2007 actions.

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Total
Accrued costs as of June 28, 2008	$31	$4	$35
Cash payments	(6)	(2)	(8)
Foreign exchange impacts	(3)	—	(3)

Accrued costs as of December 27, 2008	$22	$2	$24

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

Activity during the first six months of 2009 and the status of the remaining elements of the 2006 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The corporation does not anticipate any additional material future charges related to the 2006 actions.

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Total
Accrued costs as of June 28, 2008	$41	$2	$43
Cash payments	(9)	—	(9)
Change in estimate	(1)	(1)	(2)
Foreign exchange impacts	(4)	—	(4)

Accrued costs as of December 27, 2008	$27	$1	$28

7.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows:

(In millions)	Cumulative Translation Adjustment	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges	Pension/ Postretirement Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2007	$(147)	$(4)	$(603)	$—	$(754)

Goodwill redenomination	106	—	—	—	106
Disposition of Meats Mexico business	31	—	—	—	31
Amortization of net actuarial loss and prior service credit	—	—	27	—	27

Net actuarial gain	—	—	165	—	165
Other comprehensive income (loss) activity	549	25	—	—	574

Balance at June 28, 2008	539	21	(411)	—	149

Other comprehensive income (loss) activity	(638)	(28)	99	(4)	(571)

Balance at December 27, 2008	$(99)	$(7)	$(312)	$(4)	$(422)

Comprehensive income (loss) in the second quarters of 2009 and 2008 was $(272) million and $454 million, respectively. Comprehensive income (loss) in the first six months of 2009 and 2008 was $(358) million and $797 million, respectively.

8.	Derivative Reporting

The corporation is exposed to changes in interest rates, foreign exchange rates and commodity prices. To manage the risk from these changes, the corporation uses derivative instruments and enters into various hedging transactions. A description of the corporation’s hedging programs and instruments is included in the corporation’s 2008 Annual Report on Form 10-K which is filed with the Securities and Exchange Commission. As of June 28, 2008, the net accumulated derivative gain recorded in Accumulated Other Comprehensive Income was $21 million. During the six months ended December 27, 2008, $10 million of accumulated net derivative gains were deferred into Accumulated Other Comprehensive Income and $38 million of accumulated net derivative gains were reclassified from Accumulated Other Comprehensive Income into earnings since the related hedged item was realized during the period, resulting in a balance in Accumulated Other Comprehensive Income at December 27, 2008 of an accumulated loss of $7 million.

At December 27, 2008, the maximum maturity date of any cash flow hedge was approximately 4.5 years (principally two currency swaps that mature in 2012 and 2013), excluding forward exchange, option or swap contracts related to the payment of variable interest on existing financial instruments. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $8 million, at the time the underlying hedged transaction is realized.

Other disclosures related to amounts excluded from the assessment of effectiveness, amounts of hedge ineffectiveness and amounts reclassified into earnings as a result of the discontinuation of hedge accounting because it was probable that the original forecasted transaction would not occur have been omitted due to the insignificance of these amounts. The corporation uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. During the six months ended December 27, 2008, a net gain of $318 million arising from effective hedges of net investments has been reflected in the cumulative translation adjustments account as an offset to the periodic currency translation within the Consolidated Statements of Common Stockholders’ Equity.

9.	Fair Value Measurements

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e.; exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e.; inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS 157 fair value hierarchy is defined as follows:

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

The following table represents the fair values of financial assets and liabilities:

	December 27, 2008
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$2	$—	$—	$2
Foreign currency exchange derivatives	—	82	—	82
Interest rate swaps	—	36	—	36

Total assets at fair value	$2	$118	$—	$120

Liabilities:
Commodity derivatives	$1	$—	$—	$1
Foreign currency exchange derivatives	—	48	—	48
Cross currency swaps	—	231	—	231

Total liabilities at fair value	$1	$279	$—	$280

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

10.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) for the second quarter and first six months of 2009 and 2008 are as follows:

	Pension		Postretirement Medical and Life Insurance
(In millions)	Second Quarter 2009	Second Quarter 2008	Second Quarter 2009	Second Quarter 2008
Service cost	$16	$22	$1	$2
Interest cost	63	67	3	4
Expected return on plan assets	(65)	(73)	—	—
Amortization of
Prior service cost	2	2	(5)	(5)
Net actuarial loss	2	8	—	1

Net periodic benefit cost	$18	$26	$(1)	$2

	Pension		Postretirement Medical and Life Insurance
(In millions)	Six Months 2009	Six Months 2008	Six Months 2009	Six Months 2008
Service cost	$34	$44	$3	$4
Interest cost	133	132	7	8
Expected return on plan assets	(138)	(145)	—	—
Amortization of
Transition (asset) obligation	—	—	(1)	(1)
Prior service cost	4	4	(11)	(11)
Net actuarial loss	5	17	1	3

Net periodic benefit cost	$38	$52	$(1)	$3

Curtailment gain	$—	$—	$17	$—

The net periodic benefit cost of the corporation’s defined benefit pension plans in the second quarter and first six months of 2009 was $8 million and $14 million lower, respectively, than in 2008 as a result of the following:

•	Service cost declined primarily as a result of an increase in the discount rate, which reflects the higher interest rates in various jurisdictions.

•

Interest costs declined in the quarter and were only slightly above the prior year on a year-to-date basis, despite an increase in interest rates, due to the impact of changes in foreign currency exchange rates.

•

The amortization of net actuarial losses declined in 2009 as a result of actuarial gains in 2008 which reduced the amount of unamortized actuarial losses at the end of 2008. This in turn resulted in a lower level of loss amortization in 2009.

During the first six months of 2009 and 2008, the corporation contributed $61 million and $71 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute $265 million of cash to its defined benefit pension plans in 2009. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2009 may differ from the current estimate.

During the first six months of 2009, the corporation entered into a new collective labor agreement in the Netherlands which eliminated post retirement health care benefits for certain employee groups, while also reducing benefits provided to others. The elimination of benefits resulted in the recognition of a curtailment gain of $17 million related to a portion of the unamortized prior service cost credit which was reported in accumulated other comprehensive income. The plan changes also resulted in a $32 million reduction in the accumulated post retirement benefit obligation with an offset to accumulated other comprehensive income.

The corporation recognized a partial withdrawal liability in the second quarter of 2009 as a result of the cessation of contributions to a multi-employer pension plan with respect to one collective bargaining unit. The existence of this partial withdrawal liability was previously disclosed in the corporation’s 2009 first quarter Form 10-Q. The corporation has recognized a $30 million charge to income in the second quarter of 2009 to establish the estimated partial withdrawal liability, with $12 million recognized in Cost of Sales and $18 million recognized in Selling General and Administrative Expenses in the Consolidated Statements of Income. The entire charge is recognized in the results of the Fresh Bakery segment.

11.	Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through July 15, 2009. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the 2009 and 2008 payments each passed in the first quarter of each fiscal year and the corporation received the annual payments. The 2009 annual payment was equivalent to $150 million and the 2008 annual payment was equivalent to $130 million based upon the respective exchange rates on the dates of receipt. These amounts were recognized in the corporation’s earnings when received. The amount received in 2008 increased diluted earnings per share by $0.18 and the amount received in 2009 is expected to increase diluted earnings per share by $0.21.

12.	Income Taxes

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

•

The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about valuation allowances established in prior year and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items which are recognized as discrete items in the interim period in which the event occurs.

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

The following table sets out the tax expense (benefit) and the effective tax rate for the corporation:

	Second Quarter		Six Months
(In millions)	2009	2008	2009	2008
Income (loss) before income taxes	$(2)	$204	$326	$469
Income tax expense	15	22	113	87

Effective tax rate	(523.4)%	10.7%	34.6%	18.5%

Second Quarter and First Six Months of 2009 –

In the second quarter of 2009, the corporation recognized tax expense of $15 million on pretax loss of $2 million, or a negative effective tax rate of (523.4)%. The corporation’s effective tax was impacted by the recognition of a $107 million non-deductible goodwill impairment charge. The tax rate in the second quarter was also impacted by various discrete tax items, none of which were material individually or in the aggregate.

The annual effective tax rate includes an annual charge of $61 million to repatriate a portion of 2009 foreign earnings. The estimated charge increases the estimated annual effective tax rate by approximately 8%.

The tax expense and related effective tax rate on continuing operations for the first six months of 2009 was determined by applying a 34.0% estimated annual effective tax rate to pretax earnings and then recognizing the impact of various discrete tax items, none of which were material individually or in the aggregate. The corporation’s estimated annual effective tax rate increased from 30.0% to 34.0% due to the $107 million non-deductible goodwill impairment charge noted above.

Second Quarter and First Six Months of Fiscal 2008 –

In the second quarter of fiscal 2008, the corporation recognized tax expense of $22 million on pretax income of $204 million, or an effective rate of 10.7%. The tax rate in the quarter was impacted by a $37 million tax benefit related to the reversal of valuation allowances on the German net deferred tax assets. The corporation determined that a valuation allowance was no longer necessary due to the recent and projected profitability of the German operations.

The tax expense and related effective tax rate on continuing operations, for the first six months of fiscal 2008, was determined by applying a 29.3% estimated annual effective tax rate to pretax earnings and then recognizing the impact of the reversal of $37 million of valuation allowances on the German net deferred tax assets; and tax benefits of $13 million related to tax rate and tax law changes and the finalization of tax audits and reviews. The resulting effective tax rate for the six month period was 18.5%. The estimated annual effective tax rate related to ordinary income for fiscal 2008 includes an annual charge of $108 million to repatriate a portion of fiscal 2008 foreign earnings. This estimated charge increases the estimated annual effective tax rate by approximately 11%.

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

The year-to-date net decrease in gross liabilities for uncertain tax positions was $44 million, resulting in an ending balance of $579 million as of December 27, 2008. There was a decrease in the gross liability for uncertain tax positions of $69 million, of which $43 million relates to favorable foreign currency exchange impacts, $22 million relates to prior period tax positions and $4 million relates to audit settlements. This decrease was offset by $25 million of increases to reserves for uncertain tax positions related to the current period.

At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease between $30 - $90 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of the statute of limitations in several jurisdictions.

In addition, the company recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of June 28, 2008, the corporation had accrued interest and accrued penalties of $96 million. The change in accrued interest and accrued penalties during the six months ended December 27, 2008 was an increase of approximately $5 million.

The corporation’s tax returns are routinely audited by federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) has completed examinations of the company’s U.S. income tax returns through July 3, 2004. Fiscal years remaining open to examination in the Netherlands include 2003 and forward. Other foreign jurisdictions remain open to audits after 1998. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years before June 28, 2003.

13.	Contingencies and Commitments

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

Other Plans – The corporation participates in various multi-employer pension plans that provide retirement benefits to certain employees covered by collective bargaining agreements (MEPP). MEPPs are managed by trustee boards comprised of participating employer and labor union representatives, and participating employers are jointly responsible for any plan underfunding. The corporation’s MEPP contributions are established by the applicable collective bargaining agreements; however, our required contributions may increase based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. Factors that could impact the funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition to regular scheduled contributions, the corporation could be obligated to make additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These complete or partial withdrawal liabilities would be triggered if the corporation ceases to make contributions to that MEPP, either completely or with respect to only one or more collective bargaining units. The withdrawal liability would equal the corporation’s proportionate share of the unfunded vested benefits, based on the year in which the withdrawal liability is triggered. The corporation believes that certain of the MEPPs in which we participate have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, such as the corporation’s decision to close a plant or the dissolution of a collective bargaining unit, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. The corporation’s regular scheduled contributions to MEPPs totaled $48 million in 2008, $47 million in 2007 and $45 million in 2006. The corporation has incurred withdrawal liabilities of approximately $30 million in 2009, and immaterial amounts in 2008 and 2007.

14.	Subsequent Event

Approximately 265 million euros of debt that matured in December 2008 was repaid during the second quarter. In January 2009, the corporation’s fiscal third quarter, the company entered into a new 2-year financing arrangement for 285 million euros at EURIBOR plus 1.75%.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the second quarter and first six months of 2009 compared with the second quarter and first six months of 2008 and a discussion of the changes in financial condition and liquidity during the first six months of 2009. Below is an outline of the analyses included herein:

•	Business Overview

•	Consolidated Results – Second Quarter and First Six Months of 2009

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-Looking Information

Business Overview

Our Business

Sara Lee is a global manufacturer and marketer of high-quality, brand name products for consumers throughout the world focused primarily in the meats, bakery, beverage, and household products categories. Our brands include Ambi Pur, Ball Park, Douwe Egberts, Hillshire Farm, Jimmy Dean, Kiwi, Sanex, Senseo and our namesake, Sara Lee.

In North America, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sausages, dinner sausages and deli meats as well as a variety of fresh and frozen baked products and specialty items that include bread, buns, bagels, cakes and cheesecakes. These products are sold through the retail channel to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat, bakery and beverage products to foodservice customers in North America. Internationally, the company sells coffee and tea products in Europe, Brazil, Australia and Asia through both the retail and foodservice channels as well as a variety of bakery and dough products to retail and foodservice customers in Europe and Australia. It also sells body care, air care, shoe care and insecticides to retail customers primarily in the U.S., Europe, India and the Asia Pacific region.

Challenges and Risks

As an international consumer products company, we face certain risks and challenges that impact our business and financial performance. Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. The commodities we use, including beef, pork, coffee, wheat, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, may experience price volatility due to factors beyond our control. The company’s objective is to be able to offset commodity price increases with pricing actions and to offset any operating costs increases with continuous improvement savings. During the first six months of 2009, the corporation estimates that commodity cost increases of approximately $350 million over the first six months of the prior year, including the impact of commodity derivatives were offset by favorable pricing actions of approximately $345 million.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, nearly 50% of net sales and significantly more than 50% of operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates decreased net sales by $72 million and decreased operating income by $7 million for the first six months of 2009.

The company’s international operations also provide a significant portion of the company’s cash flow from operating activities, which is expected to require the company to continue to repatriate a greater portion of cash generated outside of the U.S. The repatriation of these funds has and is expected to continue to result in a higher effective income tax rate and cash tax payments.

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

The turmoil in the financial markets has led to general economic weakness, which has negatively impacted our business. Continued economic uncertainly may result in increased pressure to reduce the prices for some of our products, limit our ability to increase or maintain prices or lead to a continued shift toward private label products. In addition, certain reporting units of the corporation, especially those carrying significant goodwill balances, could experience reduced profitability which potentially could trigger a goodwill impairment.

Significant Items Affecting Comparability

The reported results for 2009 and 2008 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program, Project Accelerate and other significant amounts that impact comparability. More information on these costs can be found in Note 6 to the Consolidated Financial Statements, “Exit, Disposal and Transformation/Accelerate Activities.” The nature of these items includes the following:

Exit Activities, Asset and Business Dispositions – These costs are reported on a separate line of the Consolidated Statements of Income. Exit activities primarily relate to charges taken to recognize severance actions approved by the corporation’s management and the exit of leased facilities or other contractual arrangements. Asset and business disposition activities include costs associated with separating businesses targeted for sale, as well as gains and losses associated with the disposition of asset groups that do not qualify for discontinued operations reporting.

Project Accelerate Costs – These include costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative. The initiative includes the outsourcing of a portion of the North American and European finance processing functions, information systems application development and maintenance as well as indirect procurement activities. These costs are recognized in the Consolidated Statements of Income in Selling, General and Administrative Expenses or Cost of Sales. Employee termination costs, lease exit costs and gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations associated with these initiatives are reported as part of exit activities, asset and business dispositions.

Business Transformation Costs – These include costs to retain and relocate existing employees, recruit new employees, third-party consulting costs associated with transformation efforts, and amortization costs for new enterprise-wide software. In addition, these costs include incremental depreciation associated with decisions to close facilities at dates sooner than originally anticipated, pursuant to an exit plan. These costs are recognized in the Consolidated Statements of Income in Selling, General and Administrative Expenses or Cost of Sales. Employee termination costs, lease exit costs and gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations associated with these initiatives are reported as part of exit activities, asset and business dispositions.

Other Significant Items – The reported results are also impacted by other items that affect comparability. These items may include impairment charges, pension partial withdrawal liability charges, curtailment gains and certain discrete tax matters, which include contingent tax obligation and valuation allowance adjustments and various other tax matters.

Impact of Significant Items on Net Income (Loss) and Diluted Earnings per Share

	Quarter ended December 27, 2008			Quarter ended December 29, 2007
In millions, except per share data	Pretax Impact	Net Income (Loss) (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income (Loss) (2)	Diluted EPS Impact (1)
Net income (loss)	$(2)	$(17)	$(0.02)	$204	$182	$0.25

Significant items affecting comparability of net income (loss):
Charges for exit activities, asset and business dispositions:
Income from (charges for) exit activities	$(40)	$(28)	$(0.04)	$(7)	$(5)	$(0.01)
Income from (charges for) business disposition activities	—	(2)	—	—	—	—

Subtotal	(40)	(30)	(0.04)	(7)	(5)	(0.01)

Charges to cost of sales:
Transformation charges - IT costs	(1)	(1)	—	(2)	(1)	—
Pension partial withdrawal liability charge	(12)	(8)	(0.01)	—	—	—
Accelerated depreciation	—	—	—	(1)	(1)	—

Charges to SG&A expenses:
Transformation charges - IT costs	(4)	(3)	—	(10)	(6)	(0.01)
Transformation/Accelerate charges - Other	(2)	(1)	—	—	—	—
Pension partial withdrawal liability charge	(18)	(11)	(0.02)	—	—	—
Impairment charge	(107)	(107)	(0.15)	—	—	—

Impact of significant items on income (loss) before income taxes	(184)	(161)	(0.23)	(20)	(13)	(0.02)
Significant tax matters affecting comparability:
Deferred tax valuation allowance adjustment	—	—	—	—	37	0.05
Transformation charges - disc’d. operations (3)	—	—	—	(1)	(1)	—

Impact of significant items on net income (loss)	$(184)	$(161)	$(0.23)	$(21)	$23	$0.03

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.
(3)	Impact on discontinued operations, which is included in net income (loss).

Impact of Significant Items on Net Income and Diluted Earnings per Share

	Six Months ended December 27, 2008			Six Months ended December 29, 2007
In millions, except per share data	Pretax Impact	Net Income (5)	Diluted EPS Impact (4)	Pretax Impact	Net Income (5)	Diluted EPS Impact (4)
Net income	$326	$213	$0.30	$469	$382	$0.53

Significant items affecting comparability of net income:
Charges for exit activities, asset and business dispositions:
Income from (charges for) exit activities	$(39)	$(28)	$(0.04)	$(10)	$(7)	$(0.01)
Income from (charges for) business disposition activities	3	—	—	(1)	(1)	—

Subtotal	(36)	(28)	(0.04)	(11)	(8)	(0.01)

Charges to cost of sales:
Transformation charges - IT costs	(3)	(2)	—	(6)	(3)	—
Accelerated depreciation	—	—	—	(1)	(1)	—
Curtailment gain	7	5	0.01	—	—	—
Pension partial withdrawal liability charge	(12)	(8)	(0.01)	—	—	—

Charges to SG&A expenses:
Transformation charges - IT costs	(12)	(9)	(0.01)	(22)	(14)	(0.02)
Transformation/Accelerate charges - Other	(2)	(1)	—	(2)	(1)	—
Curtailment gain	10	7	0.01	—	—	—
Pension partial withdrawal liability charge	(18)	(11)	(0.02)	—	—	—
Impairment charge	(107)	(107)	(0.15)	—	—	—

Impact of significant items on income before income taxes	(173)	(154)	(0.22)	(42)	(27)	(0.04)

Significant tax matters affecting comparability:
Deferred tax valuation allowance adjustment	—	—	—	—	37	0.05
Contingent tax obligation adjustment	—	—	—	—	14	0.02
Other tax adjustments	—	—	—	—	(1)	—
Transformation charges - disc’d. operations(6)	—	—	—	(1)	(1)	—

Impact of significant items on net income	$(173)	$(154)	$(0.22)	$(43)	$22	$0.03

Notes:

(4)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(5)	Taxes computed at applicable statutory rates.
(6)	Impact on discontinued operations, which is included in net income.

Consolidated Results – Second Quarter of 2009 Compared with Second Quarter of 2008

The following table summarizes net sales and operating income for the second quarter of 2009 and 2008 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	December 27, 2008	December 29, 2007	Change	Percent Change
Net sales	$3,340	$3,408	$(68)	(2.0)%

Increase / (Decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$190	$(190)
Acquisitions/Dispositions	9	20	(11)

Total	$9	$210	$(201)

Operating income	$33	$231	$(198)	(85.8)%

Increase / (Decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$22	$(22)
Exit activities, asset and business dispositions	(40)	(7)	(33)
Transformation/Accelerate charges	(7)	(12)	5
Impairment charge	(107)	—	(107)
Accelerated depreciation	—	(1)	1
Pension partial withdrawal liability charge	(30)	—	(30)
Acquisitions/dispositions	5	—	5

Total	$(179)	$2	$(181)

Net Sales

Net sales decreased by $68 million or 2.0%. The weakening of foreign currencies, particularly the European euro, Brazilian real, British pound sterling and Australian dollar decreased reported net sales by $190 million, or 5.9%. Sales were favorably impacted by pricing actions, taken across all business segments to offset increased commodity costs, which increased reported net sales by approximately 5% and a favorable shift in sales mix. These favorable impacts were partially offset by an overall decline in unit volumes of 3.7%. The following table summarizes the components of the percentage change in net sales as compared to the prior year:

Second Quarter 2009

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Corporation	(3.7)%		7.9%		(0.3)%		(5.9)%		(2.0)%

Operating Income

Operating income decreased by $198 million, or 85.8%. Of the decrease, $181 million was due to the items summarized in the previous table of operating income results, the most significant of which were a $107 million impairment charge; $22 million of unfavorable impacts related to changes in foreign currency exchange rates; a $30 million charge to recognize a pension partial withdrawal liability and a $33 million increase in exit activities, asset and business disposition charges. The remaining decline in operating income of $17 million, or 7.6%, was primarily due to $23 million of mark-to-market losses on derivative contracts related to commodities in the second quarter of 2009 as compared to $8 million of mark-to-market derivative gains in the second quarter of 2008. In addition, the negative impact of higher commodity and labor costs and lower unit volumes were partially offset by the favorable impact of pricing actions and cost savings from continuous improvement programs. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the second quarter decreased $95 million over the prior year due to higher commodity, labor and energy costs, changes in foreign currency exchange rates and lower unit volumes, partially offset by the favorable impact of pricing actions and savings from continuous improvement programs. The corporation estimates that commodity cost increases of approximately $135 million in the second quarter of 2009 versus the second quarter of 2008, including the impact of commodity derivatives, were offset by favorable pricing actions of approximately $165 million. The gross margin percent in the second quarter of 2009 declined 2.1%, from 37.9% in the second quarter of 2008 to 35.8% in the second quarter of 2009 due to the negative impact of higher commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	December 27, 2008	December 29, 2007	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$144	$175	$(31)	(18.0)%
Other	767	806	(39)	(4.7)

Total business segments	911	981	(70)	(7.1)
Amortization of identifiable intangibles	15	16	(1)	(6.0)
General corporate expenses:
Other	74	59	15	25.2
Mark-to-market derivative (gains) / losses	17	(2)	19	NM

Total SG&A Expenses	$1,017	$1,054	$(37)	(3.5)%

Selling, general and administrative (SG&A) expenses decreased by $37 million, or 3.5%. Measured as a percent of sales, SG&A expenses decreased from 30.9% in 2008 to 30.4% in 2009. Changes in foreign currency exchange rates decreased SG&A costs by $61 million, or 5.9%. The remaining increase in SG&A expenses is $24 million, or 2.4%. SG&A expenses in the business segments decreased by $70 million, or 7.1%, due to the change in foreign currencies, a reduction in media advertising and promotion (MAP) spending, and the impact of cost containment actions partially offset by an $18 million charge related to a pension partial withdrawal liability. Other general corporate expenses increased $15 million versus the prior year due to an increase in employee benefit costs and increased professional fees for consulting and special project work. Derivative losses were $17 million in 2009 versus gains of $2 million in 2008, due to mark-to-market losses incurred on commodity related derivative contracts primarily related to energy.

Transformation/Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the second quarter of 2009 and 2008 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation and Project Accelerate programs and other exit and disposal actions. The expense related to exit activities, asset and business dispositions was $40 million in the second quarter of 2009 versus $7 million in the second quarter of 2008. As discussed in Note 6 to the financial statements, “Exit, Disposal and Transformation/Accelerate Activities,” $41 million of the charge in 2009 relates to the planned termination of 438 employees related to both European and North American operations as part of Project Accelerate.

Transformation costs related to information technology were down $7 million primarily due to a reduction in costs related to the implementation of new information technology systems. The transformation – IT costs in the second quarter of 2009 include $5 million of computer software amortization expense related to systems that were put into use in 2008. The total amortization expense for the year is expected to be $22 million.

The corporation recognized a $107 million impairment charge in the second quarter of 2009 related to goodwill associated with the foodservice beverage reporting unit. In the second quarter of 2009, the corporation determined that the carrying amount of its foodservice beverage reporting unit, which is reported in the North American Foodservice segment, exceeded its fair value. Management compared the implied fair value of the goodwill in the reporting unit with the carrying value and concluded that a $107 million impairment charge needed to be recognized. The impairment loss recognized equaled the entire remaining amount of goodwill in the foodservice beverage reporting unit. No tax benefit will be recognized on the goodwill impairment loss. For further information, see Note 5 to the Consolidated Financial Statements, “Impairment Review and Goodwill.”

These actions are more fully described in the Exit, Disposal and Transformation/Accelerate Activities and Impairment Review and Goodwill Notes to the Consolidated Financial Statements.

Net Interest Expense

Net interest expense in the second quarter of 2009 was $35 million, an increase of $8 million over the second quarter of the prior year. Interest expense decreased by $7 million due to the repayment of debt using proceeds from prior business dispositions and cash on hand, while interest income declined by $15 million due to lower cash and cash equivalents.

Income Tax Expense

Note 12 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense and effective tax rate for the corporation:

	Second Quarter
(In millions)	2009	2008
Income (loss) before income taxes	$(2)	$204
Income tax expense	15	22
Effective tax rate	(523.4)%	10.7%

In the second quarter of 2009, the corporation recognized tax expense of $15 million on pretax loss of $2 million, or a negative effective tax rate of (523.4)%. The tax rate was impacted by various discrete tax items, none of which were material individually or in the aggregate. The corporation’s effective tax rate was also impacted by the recognition of a $107 million non-deductible goodwill impairment charge. The estimated annual effective tax rate related to ordinary income for fiscal 2009 includes an annual charge of $61 million to repatriate a portion of 2009 foreign earnings. This estimated charge increased the estimated annual effective tax rate in the second quarter by approximately 8%.

In the second quarter of 2008, the corporation recognized tax expense of $22 million on pretax income of $204 million, or an effective tax rate of 10.7%. The tax rate in the quarter was impacted by a $37 million tax benefit related to the reversal of valuation allowances on the German net deferred tax assets. The corporation determined that a valuation allowance was no longer necessary due to the recent and projected profitability of the German operations.

Net Income and Diluted Earnings per Share (EPS)

In the second quarter of 2009, the corporation reported a net loss of $17 million versus $182 million of net income in the comparable period of the prior year. The $199 million decline was due to the $198 million decrease in operating income on a year over year basis partially offset by a $7 million reduction in income taxes. Diluted EPS decreased from $0.25 per share in the second quarter of 2008 to a loss of $0.02 per share in the second quarter of 2009. Diluted EPS were impacted by lower average shares outstanding during the second quarter of 2009 than during the second quarter of 2008. The lower average shares are due to the corporation’s ongoing share repurchase program under which the corporation repurchased a total of 17.5 million shares subsequent to the end of the second quarter of 2008.

Consolidated Results – First Six Months of 2009 Compared with First Six Months of 2008

The following table summarizes net sales and operating income for the first six months of 2009 and 2008 and certain items that affected the comparability of these amounts:

	Six Months ended
Total Corporation Performance (In millions)	December 27, 2008	December 29, 2007	Change	Percent Change
Net sales	$6,689	$6,462	$227	3.5%

Increase / (Decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$72	$(72)
Acquisitions/Dispositions	9	29	(20)

Total	$9	$101	$(92)

Operating income	$386	$524	$(138)	(26.4)%

Increase / (Decrease) in operating income from:
Contingent sales proceeds	$150	$130	$20
Changes in foreign currency exchange rates	—	7	(7)
Exit activities, asset and business dispositions	(36)	(11)	(25)
Transformation/Accelerate charges	(17)	(30)	13
Impairment charge	(107)	—	(107)
Accelerated depreciation	—	(1)	1
Curtailment gain	17	—	17
Pension partial withdrawal liability charge	(30)	—	(30)
Acquisitions/dispositions	5	—	5

Total	$(18)	$95	$(113)

Net Sales

Net sales increased by $227 million or 3.5%. Changes in foreign currency exchange rates, particularly the British pound, Australian dollar, Indian rupee and the Brazilian real, decreased reported net sales by $72 million, or 1.2%. Sales were favorably impacted by pricing actions, taken across all business segments to offset higher commodity costs, which increased reported net sales by approximately $340 million or 5% and an improved sales mix. These favorable impacts were partially offset by an overall decline in unit volumes of 1.9%. The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Six Months 2009

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Corporation	(1.9)%		6.9%		(0.3)%		(1.2)%		3.5%

Operating Income

Operating income decreased by $138 million, or 26.4%. Of the decrease, $113 million was due to the items summarized in the previous table of operating income results, the most significant of which were a $107 million impairment charge; a $30 million charge for a pension partial withdrawal liability; a $25 million increase in charges related to exit activities, asset and business dispositions and a $7 million unfavorable impact related to changes in foreign currency exchange rates; partially offset by a $20 million increase in the contingent sale proceeds related to the disposition of the tobacco operations, resulting from a change in foreign currency exchange rates, and a $17 million gain related to the curtailment of a postretirement health care benefit plan. The remaining decline in operating income of $25 million, or 5.9%, was primarily due to $58 million of mark-to-market losses on derivative contracts related to commodities in the first six months of 2009 as compared to $10 million of mark-to-market derivative gains in the first six months of 2008. The mark-to-market losses were offset by the favorable impact of the net sales increase previously mentioned along with cost savings from continuous improvement programs. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars for the first six months of 2009 decreased $12 million over the prior year due to higher commodity, labor and energy costs, changes in foreign currency exchange rates and lower unit volumes, partially offset by the favorable impact of pricing actions and savings from continuous improvement programs. The corporation estimates that commodity cost increases of approximately $310 million in the first six months of 2009 versus the first six months of 2008, including the impact of commodity derivatives, were offset by favorable pricing actions of approximately $345 million. The gross margin percent in the first six months of 2009 declined 1.5%, from 37.9% in the first six months of 2008 to 36.4% in the first six months of 2009 due to the negative impact of higher commodity costs.

Selling, General and Administrative Expenses

	Six Months ended
(In millions)	December 27, 2008	December 29, 2007	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$290	$323	$(33)	(10.5)%
Other	1,560	1,569	(9)	(0.5)

Total business segments	1,850	1,892	(42)	(2.2)
Amortization of identifiable intangibles	32	32	—	(0.6)
General corporate expenses:
Other	137	123	14	11.2
Mark-to-market derivative (gains) / losses	39	(3)	42	NM

Total SG&A Expenses	$2,058	$2,044	$14	0.6%

Selling, general and administrative (SG&A) expenses increased by $14 million, or 0.6%. Measured as a percent of sales, SG&A expenses decreased from 31.6% in 2008 to 30.8% in 2009. Changes in foreign currency exchange rates decreased SG&A costs by $24 million, or 1.2%. The remaining increase in SG&A expenses is $38 million, or 1.8%. SG&A expenses in the business segments decreased by $42 million, or 2.2%, due to a $33 million reduction in media advertising and promotion expenses, changes in foreign currency exchange rates and the favorable impact of cost containment efforts. Other general corporate expenses increased $14 million versus the prior year due to higher employee benefit costs, higher insurance costs and increased professional fees for consulting and special project work. Derivative losses were $39 million in 2009 versus gains of $3 million in 2008, due to mark-to-market losses incurred on commodity related derivative contracts primarily related to energy.

Transformation/Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the first six months of 2009 and 2008 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation and Project Accelerate programs and other exit and disposal actions. The expense related to exit activities, asset and business dispositions was $36 million the first six months of 2009 versus $11 million in the first six months of 2008. As discussed in Note 6 to the financial statements, “Exit, Disposal and Transformation/Accelerate Activities,” $41 million of the charge in 2009 relates to the planned termination of 438 employees related to both European and North American operations as part of Project Accelerate. The charge is partially offset by a gain on the sale of a sauces and dressings business.

Transformation costs related to information technology were down $13 million primarily due to a reduction in costs related to the implementation of new information technology systems. The transformation – IT costs in the first six months of 2009 include $11 million of computer software amortization expense related to systems that were put into use in 2008. The total amortization expense for the year is expected to be $22 million.

The corporation recognized a $107 million impairment charge in the second quarter of 2009 related to goodwill associated with the foodservice beverage reporting unit. The corporation determined that the carrying amount of its foodservice beverage reporting unit, which is reported in the North American Foodservice segment, exceeded its fair value. Management compared the implied fair value of the goodwill in the reporting unit with the carrying value and concluded that an impairment charge needed to be recognized. No tax benefit will be recognized on the goodwill impairment loss.

These actions are more fully described in the Exit, Disposal and Transformation/Accelerate Activities and Impairment and Goodwill Notes to the Consolidated Financial Statements.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros. The 2009 annual payment was equivalent to $150 million and the 2008 annual payment was equivalent to $130 million based upon the respective exchange rates on the dates of receipt. The amount received in 2008 increased diluted earnings per share by $0.18 and the amount received in 2009 is expected to increase diluted earnings per share by $0.21.

Net Interest Expense

Net interest expense in the first six months of 2009 was $60 million, an increase of $5 million over the first six months of the prior year. Interest expense declined by $14 million due to the repayment of debt using proceeds from prior business dispositions and cash on hand, while interest income declined by $19 million due to lower cash and cash equivalents.

Income Tax Expense

Note 12 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense and effective tax rate for the corporation:

	First Six Months
(In millions)	2009	2008
Income before income taxes	$326	$469
Income tax expense	113	87
Effective tax rate	34.6%	18.5%

In the first six months of 2009, the corporation recognized tax expense on continuing operations of $113 million on pretax income of $326 million, or an effective tax rate of 34.6%. The tax expense and related effective tax rate on continuing operations was determined by applying the 34.0% estimated annual tax rate to pretax earnings and recognizing the impact of various discrete tax items, none of which were material individually or in the aggregate. The estimated annual effective tax rate on ordinary income includes an annual charge of $61 million to repatriate a portion of 2009 foreign earnings. This estimated charge increased the estimated annual effective tax rate in the first six months by approximately 8%. The corporation’s effective tax rate was also impacted by the recognition of a $107 million non-deductible goodwill impairment charge, which caused the estimated annual effective tax rate to increase from 30.0% to 34.0%.

In the first six months of 2008, the corporation recognized tax expense on continuing operations of $87 million on pretax income of $469 million, or an effective tax rate of 18.5%. The tax expense and related effective tax rate on continuing operations was determined by applying the 29.3% estimated annual effective tax rate to pretax earnings and recognizing the impact of $50 million of benefits related to discrete items. These benefits include the reversal of $37 million of valuation allowances on the German net deferred tax assets. The corporation determined that a valuation allowance is no longer necessary due to the recent and projected profitability of the German operations. The remaining $13 million of tax benefits relate to tax rate and tax law changes and the finalization of tax audits and reviews. The estimated annual effective tax rate on ordinary income for the first six months of 2008 was 29.3%, which includes an annual charge of $108 million to repatriate a portion of 2008 foreign earnings. This estimated change increases the estimated annual effective tax rate by approximately 11%.

Net Income and Diluted Earnings per Share (EPS)

Net income in the first six months of 2009 was $213 million versus $382 million in the comparable period of the prior year. The $169 million decrease was due to a $138 million decline in operating income year over year, a $5 million increase in net interest expense as well as a $26 million increase in income taxes. Diluted EPS decreased from $0.53 per share in the first six months of 2008 to $0.30 per share in the first six months of 2009. Diluted EPS were favorably impacted by lower average shares outstanding during the first six months of 2009 than during the first six months of 2008. The lower average shares are due to the corporation’s ongoing share repurchase program under which the corporation repurchased a total of 17.5 million shares subsequent to the end of the first six months of 2008.

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

The corporation uses derivative financial instruments to manage its exposure to commodity prices. A commodity derivative not declared a hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” is accounted for under mark-to-market accounting with changes in fair value recorded in the Consolidated Statements of Income. Prior to 2009, gains and losses on unrealized commodity derivatives accounted for under mark-to-market accounting were included in segment operating income. In 2009, the corporation now includes these mark-to-market gains and losses in general corporate expenses until such time that the exposure being hedged affects the earnings of the business segment. At that time, the cumulative gain or loss previously recorded in general corporate expenses for the derivative instrument will be reclassified into the business segment’s results. Segment information has been revised to be consistent with the new basis of presentation.

Net sales by business segment for the second quarter and first six months of 2009 and 2008 are as follows:

	Net Sales
	Quarter ended		Six Months ended
(In millions)	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
North American Retail	$746	$688	$1,426	$1,303
North American Fresh Bakery	539	488	1,110	975
North American Foodservice	614	611	1,151	1,127
International Beverage	765	821	1,544	1,527
International Bakery	196	234	425	455
International Household and Body Care	490	582	1,052	1,103

Total business segments	3,350	3,424	6,708	6,490
Intersegment sales	(10)	(16)	(19)	(28)

Net sales	$3,340	$3,408	$6,689	$6,462

Income (loss) before income taxes for second quarter and first six months of 2009 and 2008 are as follows:

	Income (Loss) Before Income Taxes
	Quarter ended		Six Months ended
(In millions)	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
North American Retail	$74	$46	$131	$65
North American Fresh Bakery	(14)	3	5	17
North American Foodservice	(43)	53	(13)	74
International Beverage	107	125	248	246
International Bakery	(19)	9	(4)	22
International Household and Body Care	45	64	103	121

Total operating segment income	150	300	470	545

Amortization of intangibles	(15)	(16)	(32)	(32)
General corporate expenses:
Other	(79)	(61)	(144)	(129)
Mark-to-market derivative gains/(losses)	(23)	8	(58)	10
Contingent sale proceeds	—	—	150	130

Total operating income	33	231	386	524
Net interest expense	(35)	(27)	(60)	(55)

Income (loss) before income taxes	$(2)	$204	$326	$469

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

Second Quarter 2009

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
North American Retail	(2.5)%		10.9%		—%		—%		8.4%
North American Fresh Bakery	3.1		7.5		—		—		10.6
North American Foodservice	(4.5)		7.5		(2.2)		(0.3)		0.5
International Beverage	(6.9)		11.0		0.7		(11.7)		(6.9)
International Bakery	(11.2)		6.3		(1.4)		(10.1)		(16.4)
Int’l Household and Body Care	(3.2)		(0.7)		—		(11.8)		(15.7)

Total Continuing Business	(3.7)%		7.9%		(0.3)%		(5.9)%		(2.0)%

First Six Months 2009

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
North American Retail	(0.2)%		9.7%		—%		—%		9.5%
North American Fresh Bakery	4.9		8.9		—		—		13.8
North American Foodservice	(2.9)		6.8		(1.6)		(0.2)		2.1
International Beverage	(5.9)		8.0		0.3		(1.3)		1.1
International Bakery	(11.4)		7.2		(1.5)		(0.8)		(6.5)
Int’l Household and Body Care	(0.3)		(0.1)		—		(4.2)		(4.6)

Total Continuing Business	(1.9)%		6.9%		(0.3)%		(1.2)%		3.5%

The following tables summarize the operating segment net sales and operating income for 2009 and 2008 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter Ended				Six Months Ended
(In millions)	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change
Net Sales	$746	$688	$58	8.4%	$1,426	$1,303	$123	9.5%

Operating segment income	$74	$46	$28	61.5%	$131	$65	$66	NM %

Increase/(decrease) in operating segment income from
Exit activities, asset and business dispositions	$—	$—	$—		$1	$—	$1
Transformation/Accelerate charges	—	—	—		—	(2)	2

Total	$—	$—	$—		$1	$(2)	$3

Gross margin %	28.2%	28.4%		(0.2)%	27.9%	27.3%		0.6%

Second Quarter –

Net sales increased by $58 million, or 8.4%. Sales increased as a result of positive pricing actions to offset higher commodity and other raw material costs, which increased net sales by approximately 7%, and an improved sales mix. The improved sales mix related to a shift to higher priced branded lunchmeats and breakfast sausages. These favorable impacts on sales were partially offset by a decline in unit volumes. Unit volumes decreased 2.5% due to volume declines in frozen bakery, commodity products and retail deli meats partially offset by volume growth in breakfast sausage, corn dogs, and sliced meats.

Operating segment income increased by $28 million, or 61.5%. The increase in operating segment income was due to the favorable impact of pricing actions; a reduction in MAP spending; an improved product mix; and savings from continuous improvement programs; which were partially offset by higher commodity, labor, and fuel costs; and lower unit volumes.

First Six Months –

Net sales increased by $123 million, or 9.5%. Positive pricing actions to offset higher commodity and other raw material costs increased net sales by approximately 7%. The increase in net sales was also driven by an improved sales mix. The improved sales mix related to a shift to higher priced branded lunchmeats and breakfast sausages. Unit volumes were virtually flat, declining 0.2%, as volume growth in hot dogs, corn dogs, smoked sausage, breakfast sausage, and sliced meats were offset by declines in frozen bakery, commodity and retail deli meat products.

Operating segment income increased by $66 million. The net impact of the change in exit activities, asset and business dispositions and transformation/Accelerate charges increased operating segment income by $3 million. The remaining operating segment income increase of $63 million was due to the favorable impact of pricing actions; a reduction in MAP spending; savings from continuous improvement programs; and an improved product mix; which were partially offset by higher commodity, labor and fuel costs.

North American Fresh Bakery

	Quarter Ended				Six Months Ended
(In millions)	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change
Net Sales	$539	$488	$51	10.6%	$1,110	$975	$135	13.8%

Operating segment income (loss)	$(14)	$3	$(17)	NM %	$5	$17	$(12)	(71.3)%

Increase/(decrease) in operating segment income from:
Pension partial withdrawal liability charge	$(30)	$—	$(30)		$(30)	$—	$(30)

Gross margin %	43.7%	45.5%		(1.8)%	44.5%	46.9%		(2.4)%

Second Quarter –

Net sales increased by $51 million, or 10.6%. The increase in net sales was primarily attributable to positive pricing actions to cover higher wheat and other input costs, which increased net sales by approximately 8%, and an increase in unit volumes. Unit volumes increased 3.1% due to higher unit volumes for both branded and non-branded fresh bakery products offsetting a decline in restaurants and institutional volume. The increase in branded products was due in part to increased advertising and promotional activity. The increase in non-branded unit volumes was due to some existing customers shifting to private label and a net gain in new private label customers versus the prior year.

Operating segment income decreased by $17 million. Operating segment income was negatively impacted by a $30 million charge to recognize a partial withdrawal liability related to a multi-employer pension plan. The remaining operating segment income increase of $13 million was attributable to the benefit of price increases, unit volume gains, and savings from continuous improvement programs. These increases were partially offset by higher costs for key ingredients and wages, an unfavorable sales mix shift to lower margin products and higher SG&A costs driven by higher sales commissions and higher labor and other employee benefit costs.

First Six Months –

Net sales increased by $135 million, or 13.8%. The increase in net sales was primarily attributable to positive pricing actions to cover higher wheat and other input costs, which increased net sales by approximately 9% , and an increase in unit volumes. Unit volumes increased 4.9% due to higher unit volumes for both branded and non-branded fresh bakery products. The increase in branded products was due in part to promotional activity as well as a strong holiday season. The increase in non-branded unit volumes was due to some existing customers shifting to private label and a net gain in new private label customers versus the prior year.

Operating segment income decreased by $12 million, or 71.3%. Operating segment income was negatively impacted by a $30 million charge to recognize a partial withdrawal liability related to a multi-employer pension plan. The remaining operating segment income increase of $18 million was attributable to the benefit of price increases, unit volume gains, and savings from continuous improvement programs. These increases were partially offset by higher costs for key ingredients and wages, an unfavorable sales mix shift to lower margin products and higher SG&A costs driven by higher sales commissions and higher labor, other employee benefits and fuel costs.

North American Foodservice

	Quarter Ended				Six Months Ended
(In millions)	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change
Net Sales	$614	$611	$3	0.5%	$1,151	$1,127	$24	2.1%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$2	$(2)		$—	$2	$(2)
Disposition	—	13	(13)		—	17	(17)

Total	$—	$15	$(15)		$—	$19	$(19)

Operating segment income (loss)	$(43)	$53	$(96)	NM %	$(13)	$74	$(87)	NM %

Increase/(decrease) in operating segment income (loss) from
Exit activities, asset and business dispositions	$1	$—	$1		$4	$—	$4
Impairment charge	(107)	—	(107)		(107)	—	(107)
Disposition	—	1	(1)		—	1	(1)

Total	$(106)	$1	$(107)		$(103)	$1	$(104)

Gross margin %	26.8%	26.3%		0.5%	25.4%	25.4%		0.0%

Second Quarter –

Net sales increased by $3 million, or 0.5%. Changes in foreign currency, primarily the Canadian dollar, decreased net sales by $2 million. Dispositions after the start of the second quarter of 2008 reduced net sales by $13 million. The remaining net sales increase of $18 million, or 3.0%, was due to higher product pricing to cover the increase in key raw material costs across all categories, partially offset by unit volume declines for meat, bakery and beverage products. The positive pricing actions increased sales by approximately 6%. Overall net unit volumes decreased 4.5%. A decline in volumes for foodservice pizza dough was partially offset by growth in refrigerated dough and frozen bakery products. The decline in beverage volumes was driven by softness in traditional roast and ground and other coffee products due to competitive and economic pressures, while the decline in meat volumes was driven in part by the planned exit of certain lower margin business and demand softness.

Operating segment income decreased by $96 million due to the impact of a $107 million impairment charge related to goodwill associated with the beverage business. The net impact of the change in exit activities, asset and business dispositions increased operating segment income by $1 million. Dispositions after the start of the second quarter of 2008 reduced operating segment income by $1 million. The remaining operating segment income increase of $11 million, or 22.3% was due to the favorable impact of pricing actions, continuous improvement savings, and lower selling, general and administrative costs, which were only partially offset by higher commodity and labor costs and lower unit volumes.

First Six Months –

Net sales increased by $24 million, or 2.1%. Changes in foreign currency, primarily the Canadian dollar, decreased net sales by $2 million. Dispositions after the start of 2008 reduced net sales by $17 million. The remaining net sales increase of $43 million, or 3.9%, was due to higher product pricing to cover the increase in key raw material costs across all categories and improved bakery unit volumes, partially offset by unit volume declines for beverage and meat products. The positive pricing actions increased sales by approximately 6%. Overall net unit volumes decreased 2.9%. The higher volumes for bakery products were driven by growth in refrigerated dough. The decline in beverage volumes was driven by softness in traditional roast and ground and other coffee products due to competitive and economic pressures, while the decline in meat volumes was driven in part by the planned exit of certain lower margin business as well as demand softness.

Operating segment income decreased by $87 million due to the impact of a $107 million impairment charge related to goodwill associated with the beverage business. The net impact of the change in exit activities, asset and business dispositions increased operating segment income by $4 million. Dispositions after the start of 2008 reduced operating segment income by $1 million. The remaining operating segment income increase of $17 million, or 23.5% was due to the favorable impact of pricing actions, continuous improvement savings and lower selling, general and administrative costs, which were only partially offset by higher commodity and labor costs and lower unit volumes.

International Beverage

	Quarter Ended				Six Months Ended
(In millions)	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change
Net Sales	$765	$821	$(56)	(6.9)%	$1,544	$1,527	$17	1.1%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$92	$(92)		$—	$19	$(19)
Acquisition/disposition	9	3	6		9	5	4

Total	$9	$95	$(86)		$9	$24	$(15)

Operating segment income	$107	$125	$(18)	(14.5)%	$248	$246	$2	1.1%

Increase/(decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$13	$(13)		$—	$1	$(1)
Exit activities, asset and business dispositions	(1)	(1)	—		(2)	(2)	—
Transformation/Accelerate charges	(1)	(2)	1		(4)	(4)	—
Accelerated depreciation	—	(1)	1		—	(1)	1
Curtailment gain	—	—	—		12	—	12
Acquisitions/dispositions	5	—	5		5	—	5

Total	$3	$9	$(6)		$11	$(6)	$17

Gross margin %	38.2%	40.7%		(2.5)%	40.1%	41.2%		(1.1)%

Second Quarter –

Net sales decreased by $56 million, or 6.9%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, decreased reported net sales by $92 million, or 11.7%. Acquisitions net of dispositions after the start of the second quarter of 2008 increased sales by $6 million, or 0.7%. The remaining increase in net sales of $30 million, or 4.1% resulted from a favorable sales mix shift, price increases to offset higher commodity costs, and increased green coffee export sales in Brazil, which were partially offset by the impact of lower unit volumes. Pricing actions represented approximately 3% of the increase in net sales. Unit volumes decreased 6.9% due to declines in the retail channel in both Europe and Brazil. Retail volumes in Europe decreased due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, which was partially offset by increases in single serve coffee volumes due to improvements in France and Germany. Unit volume declines in Brazil were due in part to the impact of prior pricing actions. Unit volumes in the foodservice channel increased due to growth in concentrates in Europe.

Operating segment income decreased by $18 million, or 14.5%. Changes in foreign currency exchange rates decreased operating segment income by $13 million, or 8.9%. The net impact of the change in exit activities, asset and business dispositions and transformation/Accelerate charges increased operating segment income by $2 million. Acquisitions net of dispositions after the start of the second quarter of 2008 increased operating segment income by $5 million. The remaining operating segment income decrease of $12 million, or 11.1% was due to the impact of the decline in unit volumes, higher green coffee costs, and losses associated with foreign exchange derivative contracts, which were partially offset by positive pricing actions, a favorable shift in sales mix and the benefits of continuous improvement programs.

First Six Months –

Net sales increased by $17 million, or 1.1%. The impact of foreign currency changes, particularly in the Brazilian real, British pound and Australian dollar, decreased reported net sales by $19 million, or 1.3%. Acquisitions net of dispositions after the start of 2008 increased sales by $4 million, or 0.3%. The remaining increase in net sales of $32 million, or 2.1% resulted from a favorable sales mix shift, price increases to offset higher commodity costs and increased green coffee export sales in Brazil, which were partially offset by lower unit volumes. Pricing actions represented approximately 3% of the overall increase in net sales. Unit volumes decreased 5.9% due to declines in the retail channel in both Europe and Brazil. Retail volumes in Europe decreased due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as the weak economic conditions throughout Europe, partially offset by growth in single serve coffee in France and Germany. Unit volumes declined in Brazil due in part to prior price increases. Unit volumes in the foodservice channel increased due to growth in concentrates in Europe.

Operating segment income increased by $2 million, or 1.1%. Changes in foreign currency exchange rates decreased operating segment income by $1 million. The net impact of the change in exit activities, asset and business dispositions, transformation/Accelerate charges and accelerated depreciation increased operating segment income by $1 million. Operating results were also favorably impacted by a $12 million curtailment gain related to postretirement benefit plan changes. Acquisitions net of dispositions after the start of 2008 increased operating segment income by $5 million. The remaining operating segment income decrease of $15 million, or 6.3% was due to the impact of higher green coffee costs, the decline in unit volumes and losses associated with foreign exchange derivative contracts, which were partially offset by pricing actions, a favorable shift in sales mix, and the benefits of continuous improvement programs.

International Bakery

	Quarter Ended				Six Months Ended
(In millions)	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change
Net Sales	$196	$234	$(38)	(16.4)%	$425	$455	$(30)	(6.5)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$24	$(24)		$—	$4	$(4)
Disposition	—	4	(4)		—	7	(7)

Total	$—	$28	$(28)		$—	$11	$(11)

Operating segment income (loss)	$(19)	$9	$(28)	NM %	$(4)	$22	$(26)	NM %

Increase/(decrease) in operating segment income (loss) from
Changes in foreign currency exchange rates	$—	$2	$(2)		$—	$—	$—
Exit activities, asset and business dispositions	(29)	(4)	(25)		(28)	(7)	(21)
Transformation/Accelerate charges	—	(1)	1		(1)	(1)	—
Disposition	—	(1)	1		—	(1)	1

Total	$(29)	$(4)	$(25)		$(29)	$(9)	$(20)

Gross margin %	36.2%	36.8%		(0.6)%	37.6%	38.6%		(1.0)%

Second Quarter –

Net sales decreased by $38 million, or 16.4%. The impact of foreign currency changes in the European euro and Australian dollar decreased reported net sales by $24 million, or 10.1%. A disposition subsequent to the start of the second quarter of 2008 reduced net sales by $4 million, or 1.4%. The remaining net sales decrease of $10 million, or 4.9%, was the result of unit volume declines. The negative impact of the volume declines was partially offset by price increases in response to higher commodity costs, which increased net sales by approximately 7%. Net unit volumes decreased 11.2% due to a decline in fresh bread volumes in Spain as a result of the loss of some private label business as well as a reduction in branded sales due in part to economic and competitive pressures; a decrease in refrigerated dough volumes in Europe; and a volume decline in Australia due in part to the planned exit of certain lower margin business.

Operating segment income decreased by $28 million. Changes in foreign currency rates decreased operating segment income by $2 million, or 9.0%. The net change in exit activities, asset and business dispositions and transformation/Accelerate charges decreased operating segment income by $24 million. A disposition subsequent to the start of the second quarter of 2008 increased operating segment income by $1 million. The remaining decrease in operating segment income was $3 million, or 23.0%, as the impact of lower unit volumes, and higher costs associated with key raw materials were partially offset by price increases, continuous improvement savings and lower SG&A costs due to cost control efforts.

First Six Months –

Net sales decreased by $30 million, or 6.5%. The impact of foreign currency changes, particularly in the Australian dollar, decreased reported net sales by $4 million, or 0.8%. A disposition subsequent to the start of 2008 reduced net sales by $7 million, or 1.5%. The remaining net sales decrease of $19 million, or 4.2%, was the result of unit volume declines and an unfavorable sales mix shift. These negative factors were partially offset by price increases in response to higher commodity costs, which increased net sales by approximately 9%. Net unit volumes decreased 11.4% due to a decline in fresh bread volumes in Spain as a result of the loss of some private label business as well as a reduction in branded sales due in part to economic and competitive pressures; a decrease in refrigerated dough volumes in Europe due to soft peak season sales; and a volume decline in Australia due in part to the planned exit of certain lower margin business.

Operating segment income decreased by $26 million. The net change in exit activities, asset and business dispositions and transformation/Accelerate charges decreased operating segment income by $21 million, while a disposition subsequent to the start of 2008 increased operating segment income by $1 million. The remaining decrease in operating segment income was $6 million, or 20.3%, as the impact of lower unit volumes, higher costs associated with key raw materials, and an unfavorable sales mix shift were partially offset by price increases, continuous improvement savings and lower SG&A costs due to cost control efforts.

International Household and Body Care

	Quarter Ended				Six Months Ended
(In millions)	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change	Dec. 27, 2008	Dec. 29, 2007	Change	Percent Change
Net Sales	$490	$582	$(92)	(15.7)%	$1,052	$1,103	$(51)	(4.6)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$72	$(72)		$—	$47	$(47)

Operating segment income	$45	$64	$(19)	(29.6)%	$103	$121	$(18)	(14.2)%

Increase/(decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$11	$(11)		$—	$9	$(9)
Exit activities, asset and business dispositions	(6)	—	(6)		(6)	—	(6)
Transformation/Accelerate charges	—	(2)	2		(2)	(3)	1
Curtailment gain	—	—	—		5	—	5

Total	$(6)	$9	$(15)		$(3)	$6	$(9)

Gross margin %	46.9%	49.5%		(2.6)%	47.1%	49.3%		(2.2)%

Second Quarter –

Net sales decreased by $92 million, or 15.7%. The impact of changes in foreign currency exchange rates, particularly the European euro and the British pound, decreased reported net sales by $72 million, or 11.8%. The remaining net sales decrease of $20 million, or 3.9%, was due to the impact of lower unit volumes. Unit volumes for the four core categories – shoe care, body care, air care and insecticides – decreased 3.2% as increases in unit volumes of insecticides driven by growth in India were offset by declines in air care products, due to weakness in Western Europe and the U.K. as a result of competitive pressures and a deteriorating economic environment; declines in shoe care products, due to weakness in the U.S. and Russia; and declines in body care products, driven by lower volumes for bath and shower products.

Operating segment income decreased $19 million, or 29.6%. Changes in foreign currency exchange rates decreased operating segment income by $11 million, or 15.2%. The net change in exit activities, asset and business dispositions and transformation/Accelerate charges decreased operating segment income by $4 million. The remaining operating segment income decrease of $4 million, or 7.6%, was due to higher raw material and manufacturing costs and lower unit volumes, which were partially offset by lower media advertising and promotion expense and savings from continuous improvement initiatives.

First Six Months –

Net sales decreased by $51 million, or 4.6%. The impact of changes in foreign currency exchange rates, particularly the British pound and Indian rupee, decreased reported net sales by $47 million, or 4.2%. The remaining net sales decrease of $4 million, or 0.4%, was primarily due to an unfavorable sales mix shift and the decline in unit volumes partially offset by the favorable impact of price increases.

Pricing actions increased net sales by approximately 1%. Unit volumes for the four core categories – shoe care, body care, air care and insecticides – decreased 0.3% as increases in unit volumes of insecticides, driven by growth in Western Europe, due in part to improved weather conditions, and India; and increases in body care products, driven by growth in both deodorant and bath and shower products; were offset by declines in shoe care products, due to weakness in the U.S. and Russia; and declines in air care products due to weakness in Western Europe and the U.K. as a result of competitive pressures and a deteriorating economic environment.

Operating segment income decreased $18 million, or 14.2%. Changes in foreign currency exchange rates decreased operating segment income by $9 million, or 6.5%. The net change in exit activities, asset and business dispositions and transformation/Accelerate charges decreased operating segment income by $5 million. Operating results were favorably impacted by a $5 million curtailment gain related to postretirement benefit plan changes. The remaining operating segment income decrease of $9 million, or 8.0%, was due to higher raw material and manufacturing costs, an unfavorable sales mix and lower unit volumes, which were partially offset by lower media advertising and promotion expense and savings from continuous improvement initiatives.

Financial Condition

Cash from Operating Activities

In the first six months of 2009, $214 million of cash was generated by operating activities as compared to $205 million in the first six months of 2008. The increase in cash generated by operating activities on a year-over-year basis is due to a decrease in the cash used to fund working capital needs. This decrease was due in part to a reduction in cash paid for interest and taxes, as well as a reduction in cash contributions made to pension plans as compared to the prior year. These reductions were partially offset by an increase in cash used to fund higher inventory levels and reduce accounts payable.

Cash from Investment Activities

Cash used by investment activities was $141 million in the first six months of 2009 as compared to $77 million in the comparable period of 2008. The increase in cash used by investment activities was due to a $171 million increase in cash used for derivative transactions in 2009, due in part to an increase in the number of mark-to-market derivative transactions and an increase in cash paid on the settlement of foreign exchange contracts, the majority of which were related to hedges of foreign currency balance sheet exposures. This increased use of cash was partially offset by a $93 million reduction in expenditures for the purchases of property, equipment, software and other intangibles, from $241 million in 2008 to $148 million in 2009. In addition, the cash received from contingent sale proceeds in the first six months of 2009 was $20 million higher, solely due to changes in foreign currency exchange rates. The corporation also received $15 million related to the disposition of a sauces and dressings business, which was partially offset by $10 million of cash paid for the acquisition of a coffee business in Brazil, in 2009.

Cash from Financing Activities

Net cash used in financing activities was $597 million during the first six months of 2009 as compared to $1,242 million in the prior year period. The year-over-year decline in cash used was due to a $585 million reduction in cash used to repay long-term debt and a $92 million reduction in cash used to repurchase common stock. In 2008, the corporation repaid $912 million of long-term debt that matured during the first six months using cash on hand and additional short-term borrowings, while in the first six months of 2009, $327 million of cash was used to repay long-term debt. During the first six months of 2008, the corporation repurchased $195 million of common stock, while in the first six months of 2009 the corporation repurchased $103 million of common stock. The cash dividends paid were virtually the same in both years, $149 million in 2009 and $146 million in 2008.

Liquidity

Notes Payable/Cash and Equivalents

Notes payable consists primarily of commercial paper obligations. The balance of notes payable at December 27, 2008 of $253 million was $27 million lower than the amount reported at June 28, 2008. The corporation had cash and cash equivalents on the balance sheet at December 27, 2008 of $562 million, which was $722 million lower than the balance at June 28, 2008, due in part to the use of cash to repay long-term debt, repurchase stock and pay dividends as well as the $198 million negative impact of changes in foreign currency exchange rates, as a large portion of the cash is denominated in euros. Despite the recent reduced liquidity in the credit markets, the corporation has been able to continue using the commercial paper market to fund short-term borrowing needs.

Credit Facilities and Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. At December 27, 2008, the corporation did not have any borrowings outstanding under the credit facility and the facility does not mature or terminate upon a credit rating downgrade. The facility contains a number of typical covenants with which the corporation is in compliance, including a requirement to maintain an interest coverage ratio of at least 2.0 to 1.0. The interest coverage ratio is generally defined as a ratio of pretax income, excluding net interest expense and other charges, to net interest expense. For the 12 months ended December 27, 2008, the corporation’s interest coverage ratio was 10.5 to 1.0.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of December 27, 2008, were as follows:

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

Debt

The corporation’s total long-term debt decreased $349 million in the first six months of 2009, from $2,908 million at June 28, 2008, to $2,559 million at December 27, 2008, as a result of the impact of changes in foreign currency exchange rates and the repayment of $327 million of maturing long-term debt during the first six months.

The corporation’s total long-term debt of $2,559 million is due to be repaid as follows: $171 million in the remainder of 2009; $52 million in 2010; $18 million in 2011; $1,159 million in 2012; $531 million in 2013; $21 million in 2014; and $607 million thereafter. Approximately $150 million of the debt due in 2009 matures in April 2009. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

Approximately 265 million euros of debt that matured in December 2008 was repaid during the second quarter. In January 2009, the corporation entered into a new 2-year financing arrangement for 285 million euros at EURIBOR plus 1.75%.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 75.7% fixed-rate debt as of December 27, 2008, as compared with 66.2% as of June 28, 2008. The increase in fixed-rate debt at December 27, 2008 versus June 28, 2008 is due to the repayment of the variable rate euro debt noted above. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $61 million in the remainder of 2009; $84 million in 2010; $60 million in 2011; $38 million in 2012; $29 million in 2013; $22 million in 2014; and $83 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $13 million in the remainder of 2009; $25 million in 2010; $21 million in 2011; $16 million in 2012; $13 million in 2013; $12 million in 2014; and $39 million thereafter.

Future Contractual Obligations and Commitments

During 2007, the corporation exited a U.S. meat production plant that included a hog slaughtering operation. Certain purchase contracts for the purchase of live hogs at this facility were not exited or transferred after the closure of the facility. Currently, these contracts represent a remaining purchase commitment of approximately 1 million hogs through June 2012, the majority of which will expire by December 2009. Under the terms of these contracts, the corporation will continue to purchase these live hogs and therefore, the corporation has entered into a hog sales contract under which these hogs will be sold to another slaughter operator. The corporation’s purchase price of these hogs is generally based on the price of corn products, and the corporation’s selling price for these hogs is generally based on USDA posted hog prices. Divergent movements in these indices will result in either gains or losses on these hog transactions. Expected losses from these hog purchase commitments are recognized when we determine the loss is probable of occurring.

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

In the first six months of 2009, the corporation contributed $61 million to these defined benefit pension plans and the corporation anticipates that $265 million of cash contributions will be made for the entire fiscal year. The current estimate for the year is $80 million higher than the previous estimate reported in the corporation’s first quarter Form 10-Q, as a result of contributions made in the third quarter of 2009 that were higher than originally anticipated. It is anticipated that the incremental contributions made in the third quarter of 2009, will result in a corresponding reduction in the required contributions in 2010. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2009 may be materially different from the current estimate. The Significant Accounting Policies section and Note 19—Defined Benefit Pension Plans to the Consolidated Financial Statements, that are incorporated into the corporation’s 2008 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

The corporation participates in various multi-employer pension plans that provide retirement benefits to certain employees covered by collective bargaining agreements (MEPP). MEPPs are managed by trustee boards comprised of participating employer and labor union representatives, and participating employers are jointly responsible for any plan underfunding. The corporation’s MEPP contributions are established by the applicable collective bargaining agreements; however, our required contributions may increase based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. Factors that could impact the funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition to regular scheduled contributions, the corporation could be obligated to make additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These complete or partial withdrawal liabilities would be triggered if the corporation ceases to make contributions to that MEPP, either completely or with respect to only one or more collective bargaining units. The withdrawal liability would equal the corporation’s proportionate share of the unfunded vested benefits, based on the year in which the withdrawal liability is triggered. The corporation believes that certain of the MEPPs in which we participate have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, such as the corporation’s decision to close a plant or the dissolution of a collective bargaining unit, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. The corporation’s regular scheduled contributions to MEPPs totaled $48 million in 2008, $47 million in 2007 and $45 million in 2006. The corporation has incurred withdrawal liabilities of approximately $30 million in 2009, and immaterial amounts in 2008 and 2007.

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

At the end of 2008, the corporation had a deferred tax liability of approximately $125 million for future repatriation actions that had not yet been completed at the end of 2008 but will be completed in 2009. However, due to favorable foreign currency fluctuations, the corporation currently estimates that the cost of such repatriation actions associated with 2008 earnings will be approximately $120 million. The corporation estimates that the tax cost for the repatriation of a portion of 2009 foreign earnings to the U.S. is approximately $61 million, with the majority of these taxes expected to be paid in 2010.

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

Transformation/Accelerate Liabilities

The corporation has recognized amounts for transformation, Project Accelerate and other restructuring charges. At December 27, 2008, the corporation had recognized cumulative liabilities of approximately $110 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is approximately $17 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

Second Quarter 2009
Interest rates	$35	$30	1 day	95%
Foreign exchange	58	46	1 day	95

Fiscal Year End 2008
Interest rates	$16	$18	1 day	95%
Foreign exchange	35	27	1 day	95

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the second quarter of 2009 and the end of 2008, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $9.6 million and $16.0 million, respectively.

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

Issued but not yet Effective Accounting Standards

Accounting for Defined Benefit Pension and Other Postretirement Plans – In December 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” In accordance with the provisions of SFAS 158, a portion of the requirements have been adopted in 2007 and the remainder will be adopted in 2009, as described below. SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The company has recognized the funded status of its defined benefit pension and other postretirement benefit plans at the end of 2007.

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

Business Combinations – In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which requires changes in the accounting and reporting of business acquisitions. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in SFAS No. 157. SFAS 141(R) is effective for the corporation for acquisitions that occur beginning in 2010. The corporation is currently evaluating the provisions of this new standard and has not determined the impact of adopting it at this time.

Minority Interests – In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51,” which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the corporation at the beginning of 2010. The corporation is evaluating the provision of this new standard; however, we currently believe the adoption of SFAS 160 will not have a material impact on the consolidated financial statements.

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

Employers’ Disclosures about Postretirement Benefit Plan Assets – In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 132(R)-1 (FSP FAS 132(R)-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. Specifically, the rules require disclosure of: i) how investment allocation decisions are made by management; ii) major categories of plan assets; iii) significant concentrations of credit risk within plan assets; iv) the level of the fair value hierarchy in which the fair value measurements of plan assets fall (i.e. level 1, level 2 or level 3); v) Information about the inputs and valuation techniques used to measure the fair value of plan assets; and vi) a reconciliation of the beginning and ending balances of plan assets valued with significant unobservable inputs (i.e. level 3 assets). The reconciliation of level 3 assets shall be broken out by realized gains/losses, unrealized gains/losses, purchases, sales, accounting settlements, and transfers of assets in and out of the level 3 category. FSP FAS 132(R)-1 is required to be adopted by the corporation in fiscal 2010. The corporation is currently evaluating the provisions of this new standard and has not determined the impact of adoption on the consolidated financial statements at this time.

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended June 28, 2008, except as follows:

Current economic conditions may negatively impact demand for our products, which could adversely impact our sales and operating profit.

Economic and market conditions have deteriorated significantly in many locations in which the company operates, including the United States and Europe, and these difficult conditions may continue to exist for the foreseeable future. This deterioration has had and may continue to have a negative impact on our business. Economic uncertainty has created a shift in consumer preference toward private label products, and may result in increased pressure to reduce the prices for some of our products and/or limit our ability to increase or maintain prices. Purchases of discretionary items by consumers, including some of our products, could decline during times of economic uncertainty. In addition, certain of the corporation’s reporting units, especially those carrying significant goodwill balances, could experience reduced profitability, which potentially could require us to recognize impairment charges. If any of these events occur, or if the unfavorable economic conditions continue, our sales and profitability could be adversely affected.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the second quarter of fiscal 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
September 28, 2008 to November 1, 2008	—	$—		24,848,780
November 2, 2008 to November 29, 2008	8,990,139	9.03	8,990,139	15,858,641
November 30, 2008 to December 27, 2008	2,399,520	8.94	2,399,520	13,459,121
Total	11,389,659	9.01	11,389,659	13,459,121

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At December 27, 2008, 13.5 million shares remain authorized for repurchase under this program. There is no expiration date for the program.

ITEM 5 – OTHER ITEMS

The corporation recognized a $107 million goodwill impairment charge in the second quarter of 2009 related to the foodservice beverage reporting unit. For more information see Note 5 of the Consolidated Financial Statements contained in Part I of this Form 10-Q which is hereby incorporated by reference.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Sara Lee Corporate Severance Plan for Corporate Officers, amended January 1, 2009

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ L.M. (Theo) de Kool
L.M. (Theo) de Kool
Executive Vice President, Chief Financial and Administrative Officer

DATE: February 4, 2009