Form 10-Q
period 2009-03-28
Sara Lee Corp
filed 2009-05-07
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer, smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 28, 2009, the Registrant had 695,630,434 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at March 28, 2009 and June 28, 2008

(Unaudited)

In millions	March 28, 2009	June 28, 2008
Assets
Cash and equivalents	$665	$1,284
Trade accounts receivable, less allowances	1,292	1,491
Inventories
Finished goods	700	775
Work in process	38	43
Materials and supplies	410	402

	1,148	1,220

Current deferred income taxes	201	111
Other current assets	291	361

Total current assets	3,597	4,467

Property, net of accumulated depreciation of $2,899 and $2,925, respectively	2,281	2,519
Trademarks and other identifiable intangibles, net	886	1,021
Goodwill	1,946	2,223
Deferred income taxes	95	295
Other non-current assets	201	233
Assets held for sale	2	72

	$9,008	$10,830

Liabilities and Stockholders’ Equity
Notes payable	$24	$280
Accounts payable	874	1,258
Income taxes payable and current deferred taxes	84	16
Other accrued liabilities	1,648	1,702
Current maturities of long-term debt	203	568
Liabilities held for sale	—	17

Total current liabilities	2,833	3,841

Long-term debt	2,732	2,340
Pension obligation	167	405
Deferred income taxes	134	177
Other liabilities	969	1,237
Minority interests in subsidiaries	21	19
Common stockholders’ equity	2,152	2,811

	$9,008	$10,830

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarters and Nine Months ended March 28, 2009 and March 29, 2008

(Unaudited)

	Quarter Ended		Nine Months Ended
In millions, except per share data	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Continuing Operations
Net sales	$3,028	$3,243	$9,717	$9,705

Cost of sales	1,886	1,984	6,138	5,997
Selling, general and administrative expenses	864	1,020	2,922	3,064
Net charges for exit activities, asset and business dispositions	16	(3)	52	8
Impairment charge	—	—	107	—
Contingent sale proceeds	—	—	(150)	(130)
Interest expense	45	42	132	143
Interest income	(11)	(20)	(38)	(66)

	2,800	3,023	9,163	9,016

Income from continuing operations before income taxes	228	220	554	689
Income tax expense (benefit)	63	(14)	176	73

Income from continuing operations	165	234	378	616
Discontinued operations
Net income from discontinued operations, net of tax expense of nil for all periods	—	1	—	1
Gain (loss) on sale of discontinued operations, net of tax expense of nil, $1, nil, $1	—	(24)	—	(24)

Net income	$165	$211	$378	$593

Income from continuing operations per share of common stock
Basic	$0.24	$0.33	$0.54	$0.86

Diluted	$0.24	$0.33	$0.54	$0.86

Net income per share of common stock
Basic	$0.24	$0.30	$0.54	$0.83

Diluted	$0.24	$0.30	$0.54	$0.82

Average shares outstanding
Basic	697	709	703	718

Diluted	698	710	704	719

Cash dividends declared per share of common stock	$0.11	$0.105	$0.22	$0.21

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Common Stockholders’ Equity

For the Period June 30, 2007 to March 28, 2009

(Unaudited)

In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balances at June 30, 2007	$2,543	$7	$—	$3,413	$(123)	$(754)
Net loss	(79)	—	—	(79)	—	—	$(79)
Translation adjustments, net of tax	686	—	—	—	—	686	686
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	25	—	—	—	—	25	25
Pension/Postretirement activity, net of tax	192	—	—	—	—	192	192

Comprehensive income							$824

Adoption of SFAS Interpretation No. 48	13	—	—	13	—	—
Dividends	(300)	—	—	(300)	—	—
Stock issuances—
Stock option and benefit plans	9	—	9	—	—	—
Restricted stock	25	—	25	—	—	—
Share repurchases and retirement	(315)	—	(27)	(288)	—	—
ESOP tax benefit, redemptions and other	12	—	—	1	11	—

Balances at June 28, 2008	2,811	7	7	2,760	(112)	149
Net income	378	—	—	378	—	—	$378
Translation adjustments, net of tax	(920)	—	—	—	—	(920)	(920)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(24)	—	—	—	—	(24)	(24)
Pension/Postretirement activity, net of tax	136	—	—	—	—	136	136
Other comprehensive income activity, net of tax	(4)	—	—	—	—	(4)	(4)

Comprehensive loss							$(434)

Dividends	(155)	—	—	(155)	—	—
Stock issuances—
Stock option and benefit plans	3	—	3	—	—	—
Restricted stock	24	—	24	—	—	—
Share repurchases and retirement	(103)	—	(25)	(78)	—	—
ESOP tax benefit, redemptions and other	6	—	1	1	4	—

Balances at March 28, 2009	$2,152	$7	$10	$2,906	$(108)	$(663)

Comprehensive income (loss) in the third quarters of 2009 and 2008 were $(76) million and $447 million, respectively. Comprehensive income in the first nine months of 2008 was $1,244 million.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months ended March 28, 2009 and March 29, 2008

(Unaudited)

	Nine Months ended
In millions	March 28, 2009	March 29, 2008
OPERATING ACTIVITIES—
Net income	$378	$593
Less: Cash received from contingent sale proceeds	(150)	(130)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	284	295
Amortization	86	90
Impairment charge	107	—
Net (gain) loss on business dispositions	(2)	24
Increase (decrease) in deferred income taxes	6	29
Pension contributions, net of expense	(179)	(68)
Other	11	(9)
Changes in current assets and liabilities, net of businesses acquired and sold	(238)	(586)

Net cash received from operating activities	303	238

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(216)	(306)
Purchases of software and other intangibles	(20)	(44)
Acquisitions of businesses	(10)	—
Dispositions of businesses and investments	55	(2)
Cash received from contingent sale proceeds	150	130
Cash received from (used in) derivative transactions	(140)	74
Sales of assets	8	28

Net cash used in investment activities	(173)	(120)

FINANCING ACTIVITIES—
Issuances of common stock	1	5
Purchases of common stock	(103)	(315)
Borrowings of long-term debt	389	—
Repayments of long-term debt	(340)	(1,003)
Borrowings (repayments) of short-term debt, net	(250)	(5)
Payments of dividends	(226)	(222)

Net cash used in financing activities	(529)	(1,540)

Effect of changes in foreign exchange rates on cash	(220)	160

Decrease in cash and equivalents	(619)	(1,262)
Add: Cash balance of discontinued operations at beginning of year	—	3
Less: Cash balance of discontinued operations at end of quarter	—	—
Cash and equivalents at beginning of year	1,284	2,517

Cash and equivalents at end of quarter	$665	$1,258

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES—
Trade accounts receivable	$11	$(38)
Inventories	(71)	(158)
Other current assets	7	(13)
Accounts payable	(204)	(71)
Accrued liabilities	20	(107)
Accrued taxes	(1)	(199)

Changes in current assets and liabilities, net of businesses acquired and sold	$(238)	$(586)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the nine months ended March 28, 2009 and March 29, 2008 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation or the company”), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the nine months ended March 28, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of June 28, 2008 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended June 28, 2008.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. The third quarter and first nine months of fiscal 2009 ended on March 28, 2009 and the third quarter and first nine months of fiscal 2008 ended on March 29, 2008. Each of these quarters was a thirteen-week period and each of the nine month periods was a thirty-nine week period. Unless otherwise stated, references to years relate to fiscal years.

During the third quarter of 2009, the corporation corrected income tax expense and certain balance sheet accounts for errors discovered during the quarter which increased third quarter net income by $17 million. The $17 million error consisted of a $10 million overstatement of income tax expense in prior periods and $7 million related to the adjustment of certain individually insignificant balance sheet amounts. The $10 million tax error is comprised of $13 million in charges related to an understatement of 2008 tax expense (see Note 11) offset by $23 million in overstatement of tax expense in the first half of 2009 related to a $29 million non-recurring tax benefit from current year foreign exchange gains (see Note 11). On a year to date basis, the total impact of the corrections decreased net income by $8 million comprised of $5 million of income related to the correction of individually insignificant balance sheet amounts offset by $13 million of additional tax expense discussed above. The impact of correcting these errors in 2008 would have decreased net income by $8 million while the impact on periods prior to 2008 would have been de minimis. We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of these errors in relation to the current period, which is when they were corrected, as well as the periods in which they originated. Management believes these errors are immaterial to both the consolidated quarterly and annual financial statements.

2.	Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter and first nine month periods ended March 28, 2009, options to purchase 28.3 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and first nine month periods ended March 29, 2008, options to purchase 31.4 million and 29.4 million shares, respectively, of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation as they are anti-dilutive.

The average shares outstanding declined in the first nine months of 2009 as compared to the first nine months of 2008 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. During the first nine months of 2009, the corporation repurchased 11.4 million shares of common stock. At March 28, 2009, 13.5 million shares remain authorized for repurchase under the corporation’s share repurchase program. The timing and amount of future share repurchases will be based upon market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and diluted – for the third quarter and first nine months of fiscal years 2009 and 2008:

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter ended		Nine months ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Income from continuing operations	$165	$234	$378	$616
Income from discontinued operations, net of tax	—	1	—	1
Gain (loss) on disposition of discontinued operations, net of tax	—	(24)	—	(24)

Net income	$165	$211	$378	$593

Average shares outstanding – basic	697	709	703	718
Dilutive effect of stock option and award plans	1	1	1	1

Diluted shares outstanding	698	710	704	719

Income from continuing operations per share
Basic	$0.24	$0.33	$0.54	$0.86

Diluted	$0.24	$0.33	$0.54	$0.86

Income (loss) from discontinued operations per share
Basic	$—	$(0.03)	$—	$(0.03)

Diluted	$—	$(0.03)	$—	$(0.03)

Net income per share
Basic	$0.24	$0.30	$0.54	$0.83

Diluted	$0.24	$0.30	$0.54	$0.82

3.	Segment Information

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

The following is a summary of net sales and operating segment income by business segment for the third quarter and first nine months of fiscal years 2009 and 2008.

	Net Sales
(In millions)	Third Quarter 2009	Third Quarter 2008	Nine Months 2009	Nine Months 2008
North American Retail	$646	$627	$2,072	$1,930
North American Fresh Bakery	530	499	1,640	1,474
North American Foodservice	487	522	1,638	1,649
International Beverage	736	807	2,280	2,334
International Bakery	178	231	603	686
International Household and Body Care	459	571	1,511	1,674

Total business segments	3,036	3,257	9,744	9,747
Intersegment sales	(8)	(14)	(27)	(42)

Net sales	$3,028	$3,243	$9,717	$9,705

	Income Before Income Taxes
(In millions)	Third Quarter 2009	Third Quarter 2008	Nine Months 2009	Nine Months 2008
North American Retail	$66	$46	$197	$111
North American Fresh Bakery	4	14	9	31
North American Foodservice	29	32	16	106
International Beverage	130	129	378	375
International Bakery	11	17	7	39
International Household and Body Care	57	77	160	198

Total operating segment income	297	315	767	860

Amortization of intangibles	(16)	(17)	(48)	(49)
General corporate expenses:
Other	(38)	(66)	(182)	(195)
Mark-to-market derivative gains/(losses)	19	10	(39)	20
Contingent sale proceeds	—	—	150	130

Operating income	262	242	648	766
Net interest expense	(34)	(22)	(94)	(77)

Income before income taxes	$228	$220	$554	$689

4.	Discontinued Operations and Sold Businesses

There were no results related to discontinued operations in the third quarter or first nine months of 2009. In the third quarter of 2008, discontinued operations reported $79 million of net sales, $1 million of pretax income and $1 million of net income. In the first nine months of 2008, discontinued operations reported $238 million of net sales, $1 million of pretax income, $1 million of net income and $10 million of cash from operating activities. The results of discontinued operations in 2008 were related to the retail meats business in Mexico. The corporation completed the disposition of its Mexican meat business in March 2008 and recognized a pretax loss of $23 million and an after tax loss of $24 million.

In December 2008, the corporation entered into a definitive agreement to sell its U.S. Direct Store Delivery (DSD) foodservice coffee business for $45 million. The transaction closed in the third quarter of 2009 and net proceeds of $41 million were received. The net proceeds included an adjustment for working capital. The loss on disposition of this business was less than $1 million. The DSD operations were integrated into the corporation’s other operations and shared common distribution, sales and administrative functions. Since the operations and cash flows of this business could not be clearly distinguished from the retained businesses, the operating results of the DSD business are included in continuing operations up through the date of sale.

5.	Impairment Review and Goodwill

The corporation tests goodwill and intangible assets not subject to amortization for impairments in the second quarter of each fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets. As a result of the review performed in the second quarter of 2009, the corporation determined that the carrying amount of its foodservice beverage reporting unit, which is reported in the North American Foodservice segment, exceeded its fair value. The foodservice beverage reporting unit had experienced a significant decline in profitability due to a highly competitive marketplace and difficult economic conditions. Based upon our consideration of the results of an appraisal of long-lived assets and internal estimates of discounted cash flows, management compared the implied fair value of the goodwill in the reporting unit with the carrying value and concluded that a $107 million impairment charge needed to be recognized. The impairment loss recognized equaled the entire remaining amount of goodwill in the foodservice beverage reporting unit. No tax benefit was recognized on the goodwill impairment charge. The remaining change in the goodwill balance from June 28, 2008 is due to the impact of changes in foreign currency exchange rates on foreign denominated goodwill.

The corporation has also concluded that it is reasonably likely that certain other reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management. These reporting units include a bakery operation in Spain with $119 million of goodwill and a beverage business in Poland with $58 million of goodwill. As of the second quarter of 2009, these two reporting units had fair values that exceeded carrying value by at least 6%. However, because some of the inherent assumptions and estimates used in determining fair value of these reporting units are outside the control of management, including interest rates, the cost of capital, and tax rates, changes in these underlying assumptions and our credit rating can also adversely impact the business units’ fair value. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and may result in impairment for a portion or all of the goodwill amounts noted previously. Holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate would reduce the enterprise value for the two reporting units discussed above between 10% to 13%, indicating potential impairment for those reporting units.

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

6.	Exit, Disposal and Transformation/Accelerate Activities

As part of its ongoing efforts to improve its operational performance and reduce cost, the corporation initiated Project Accelerate (“Accelerate”) in 2009, which is a series of global initiatives designed to drive significant savings in the next three years. It is anticipated that the overall cost of the initiatives will include severance costs as well as transition costs associated with transferring services to an outside third party. An important component of Project Accelerate involves outsourcing pieces of the North American and European Finance (transaction processing) and Global Information Services (applications development and maintenance) groups as well as the company’s global indirect procurement activities. In addition to cost savings, this business process outsourcing will help the corporation drive standardization, increase efficiency and provide flexibility. The corporation began implementation of the initiative in North America and Europe in the second quarter of 2009 and plans to complete global implementation within three years.

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

2) Transformation/Accelerate Costs recognized in Cost of Sales and Selling, General and Administrative Expenses primarily relate to:

•	Expenses associated with the installation of new information systems, including the amortization of capitalized software costs

•	Costs to retain and relocate employees

•	Consulting costs

•

Depreciation and amortization associated with decisions to dispose of or abandon the use of certain tangible and intangible assets at dates earlier than previously anticipated, pursuant to an exit plan. This amount represents the incremental impact of the revised estimate of remaining depreciation expense in excess of the original depreciation expense.

•	Costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative

Transformation/Accelerate costs are recognized in Cost of Sales or Selling, General and Administrative Expenses in the Consolidated Statements of Income as they do not qualify for treatment as an exit activity or asset and business disposition under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” However, management believes the disclosure of these transformation/Accelerate related charges provides the reader greater transparency to the total cost of the initiatives.

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended		Nine months ended
(In millions)	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Cost of sales:
Transformation charges – IT costs	$1	$1	$4	$7
Accelerated depreciation	—	—	—	1
Selling, general and administrative expenses:
Transformation charges – IT costs	5	8	17	30
Transformation/Accelerate charges – other	5	1	7	3

Net charges for (income from):
Exit activities	16	—	55	10
Asset and business dispositions	—	(3)	(3)	(2)

Reduction in income before income taxes	27	7	80	49
Income tax benefit	(8)	(2)	(21)	(17)

Reduction in net income	$19	$5	$59	$32

Impact on diluted EPS	$0.03	$0.01	$0.08	$0.05

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Quarter ended		Nine months ended
(In millions)	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
North American Retail	$—	$(1)	$(1)	$1
North American Fresh Bakery	—	—	—	—
North American Foodservice	2	(1)	(2)	(1)
International Beverage	6	1	12	8
International Bakery	1	—	30	8
International Household and Body Care	6	3	14	6

Decrease in operating segment income	15	2	53	22
Increase in general corporate expenses	12	5	27	27

Total	$27	$7	$80	$49

The following discussion provides information concerning the exit, disposal and transformation/Accelerate activities for each year where actions were initiated and material reserves exist.

2009 Actions

During 2009, the corporation approved certain actions related to exit, disposal, transformation and Accelerate activities and recognized net charges of $83 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 570 employees, related to both European and North American operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 570 targeted employees, 546 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized a net gain associated with the disposal of the sauces and dressings business in the North American Foodservice segment.

•

Recognized costs related to the implementation of common information systems across the organization in order to improve operational efficiencies. These costs primarily relate to the amortization of certain capitalized software costs.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

The following table summarizes the net charges taken for the exit, disposal and transformation/Accelerate activities approved during 2009 and the related status as of March 28, 2009. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The composition of these charges and the remaining accruals are summarized below. Approximately $10 million of additional charges are expected to be recognized in the remainder of 2009.

(In millions)	Employee termination and other benefits	Asset and business disposition actions	Transformation/ accelerate costs – IT and other	Total
Exit, disposal and other costs (income) recognized during 2009	$58	$(3)	$28	$83
Asset and business disposition gains	—	3	—	3
Non-cash charges	—	—	(16)	(16)
Cash payments	(13)	—	(11)	(24)
Foreign exchange impacts	(1)	—	—	(1)

Accrued costs as of March 28, 2009	$44	$—	$1	$45

2008 Actions

During 2008, the corporation approved certain actions related to exit, disposal and transformation activities and recognized cumulative net charges of $90 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and included the following:

•

Implemented a plan to terminate 591 employees, primarily from the North American operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 591 targeted employees, 94 employees have not yet been terminated, but are expected to be terminated before the end of fiscal 2009.

•	Incurred costs to exit certain leased space, including the exit of a North American R&D facility.

•

Recognized net gains associated with the disposal of several asset groupings, the largest of which was a $3 million gain related to the disposition of a North American Foodservice manufacturing facility. Total proceeds from these disposals were $9 million.

•

Recognized costs related to the implementation of common information systems across the organization in order to improve operational efficiencies. These costs primarily relate to the amortization of certain capitalized software.

Significant actions completed during the first nine months of 2009 and the status of the remaining elements of the 2008 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The corporation does not anticipate any additional material future charges related to the 2008 actions.

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Transformation costs – IT and other	Total
Accrued costs as of June 28, 2008	$29	$3	$2	$34
Cash payments	(13)	—	(2)	(15)

Accrued costs as of March 28, 2009	$16	$3	$—	$19

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

•	Recognized depreciation primarily on domestic meat processing facilities and equipment. All of the facilities were closed by the end of 2007.

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

Activity during the first nine months of 2009 and the status of the remaining elements of the 2007 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The corporation does not anticipate any additional material future charges related to the 2007 actions.

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Total
Accrued costs as of June 28, 2008	$31	$4	$35
Cash payments	(9)	(2)	(11)
Change in estimate	(1)	—	(1)
Foreign exchange impacts	(3)	—	(3)

Accrued costs as of March 28, 2009	$18	$2	$20

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

•

Recognized depreciation on disposed manufacturing facilities and equipment impacting all of our segments and also recognized charges related to closure of administrative buildings in order to consolidate the administration of our North American operations.

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

Activity during the first nine months of 2009 and the status of the remaining elements of the 2006 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year. The corporation does not anticipate any additional material future charges related to the 2006 actions.

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Total
Accrued costs as of June 28, 2008	$41	$2	$43
Cash payments	(14)	—	(14)
Change in estimate	(1)	(1)	(2)
Foreign exchange impacts	(4)	—	(4)

Accrued costs as of March 28, 2009	$22	$1	$23

7.	Derivative Reporting

Background Information

The corporation uses derivative financial instruments, including forward exchange, futures, options and swap contracts, to manage its exposures to foreign exchange, commodity prices and interest rate risks. The use of these derivative financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the corporation. The corporation does not use derivatives for trading or speculative purposes and is not a party to leveraged derivatives.

The corporation recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The corporation uses either hedge accounting or mark-to-market accounting for its derivative instruments. For derivatives that qualify for hedge accounting, the corporation designates these derivatives as fair value, cash flow or net investment hedges by formally documenting the hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions.

As noted above, the corporation uses derivative financial instruments to manage its exposure to commodity prices. A commodity derivative not declared a hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” is accounted for under mark-to-market accounting with changes in fair value recorded in the Consolidated Statements of Income. Prior to 2009, gains and losses on unrealized commodity derivatives accounted for under mark-to-market accounting were included in segment operating income. In 2009, the corporation now includes these unrealized mark-to-market gains and losses in general corporate expenses until such time that the exposure being hedged affects the earnings of the business segment. At that time, the cumulative gain or loss previously recorded in general corporate expenses for the derivative instrument will be reclassified into the business segment’s results.

On the date the derivative is entered into, the corporation designates the derivative as one of the following types of hedging instruments and accounts for the derivative as follows:

Fair Value Hedge – A hedge of a recognized asset or liability or an unrecognized firm commitment is declared as a fair value hedge which qualify for hedge accounting. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and are reported in the Consolidated Statements of Income on the same line as the hedged item.

Cash Flow Hedge – A hedge of a forecasted transaction, firm commitment or of the variability of cash flows to be received or paid related to a recognized asset or liability is declared a cash flow hedge. Cash flow hedges qualify for hedge accounting. The effective portion of the change in the fair value of the derivative that is declared as a cash flow hedge is recorded in accumulated other comprehensive income (within common stockholders’ equity) and later reclassified to the income statement at the same time the underlying hedged item impacts the income statement. In addition, both the fair value of changes excluded from the corporation’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in “Selling, general and administrative expenses” line in the Consolidated Statements of Income.

Net Investment Hedge – A hedge of the exposure of changes in the underlying foreign currency denominated subsidiary net assets is declared as a net investment hedge. Net investment hedges qualify for hedge accounting. Net investment hedges can include either derivative or non-derivative instruments including non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans. The effective portion of the change in the fair value of net investment hedges is recorded in the cumulative translation adjustment account within common stockholders’ equity. At March 28, 2009 the U.S. dollar equivalent of intercompany loans designated as net investment hedges was $3.4 billion.

Mark-to-Market Hedge – A derivative that is not qualified for hedge accounting in one of the categories above is accounted for under mark-to-market accounting and referred to as a mark-to-market hedge. Changes in the fair value of a mark-to-market hedge are recognized in the Consolidated Statements of Income to act as an economic hedge against the changes in the values of another item or transaction. Changes in the fair value of derivatives classified as mark-to-market hedges are reported in earnings in either the “Cost of sales” or “Selling, general and administrative expenses” lines of the Consolidated Statements of Income where the change in value of the underlying transaction is recorded.

Types of Derivative Instruments

Interest Rate and Cross Currency Swaps – To manage interest rate risk, the corporation has entered into interest rate swaps that effectively convert certain fixed-rate debt instruments into floating rate debt instruments. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The corporation utilizes interest rate swap derivatives in order to maintain a targeted amount of both fixed-rate and floating-rate long term debt and notes payable. Currently the corporation has a fixed interest rate on approximately 70% of long-term debt and notes payable issued.

The corporation has issued certain foreign-denominated debt instruments and utilizes cross currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. As of March 28, 2009, the total notional amount of the corporation’s interest rate swaps and cross currency swaps were $385 million and $759 million, respectively.

In 2009, in connection with the funding of the anticipated retirement of the 6.25% notes in September 2011, the corporation executed a $50 million forward starting swap to effectively lock in the cash flows related to interest payments on the anticipated debt issuance.

Currency Forward Exchange, Futures and Option Contracts – The corporation uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign-currency-denominated intercompany transactions, third-party product-sourcing transactions, foreign-denominated investments and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Forward currency exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year to eighteen months. Forward currency exchange contracts which are effective at hedging the fair value of a recognized asset or liability are designated and accounted for as fair value hedges. All remaining currency forward and options contracts are accounted for as mark-to-market hedges.

The principal currencies hedged by the corporation include the European euro, British pound, Danish krone, Hungarian forint, U.S. dollar and Australian dollar. As of March 28, 2009, the net U.S. dollar equivalent of commitments to purchase and sell foreign currencies is $3,152 million and $3,133 million, respectively, using the exchange rate at the reporting date. The corporation hedges virtually all foreign exchange risk derived from recorded transactions and firm commitments and only hedges foreign exchange risk related to anticipated transactions where the exposure is potentially significant.

The corporation has held foreign exchange option contracts to reduce the foreign exchange fluctuations on anticipated purchase transactions. As of March 28, 2009 there are no foreign exchange option contracts outstanding.

Commodity Futures and Options Contracts – The corporation uses commodity futures and options to hedge commodity price risk. The principal commodities hedged by the corporation include hogs, beef, natural gas, diesel fuel, coffee, corn, wheat and other ingredients. The corporation does not use significant levels of commodity financial instruments to hedge commodity prices and primarily relies upon fixed rate supplier contracts to determine commodity pricing. In circumstances where commodity-derivative instruments are used, there is a high correlation between the commodity costs and the derivative instruments. For those instruments where the commodity instrument and underlying hedged item correlate between 80-125%, the corporation accounts for those contracts as cash flow hedges. However, the majority of commodity derivative instruments are accounted for as mark-to-market hedges.

As of March 28, 2009, the total notional amount of commodity futures and option contracts was $117 million and $12 million, respectively. The notional amount of commodity futures contracts is determined by the initial cost of the contracts while the notional amount of options contracts is determined by the delta adjusted value as of period end.

The corporation only enters into futures and options contracts that are traded on established, well-recognized exchanges that offer high liquidity, transparent pricing, daily cash settlement and collateralization through margin requirements.

Cash Flow Presentation

The settlement of derivative contracts related to the purchase of inventory, commodities or other hedged items that utilize hedge accounting are reported in the Consolidated Statements of Cash Flows as an operating cash flow, while those derivatives that utilize the mark-to-market hedge accounting model are reported in investing activities when those contracts are realized in cash. Fixed to floating rate swaps are reported as a component of interest expense and therefore are reported in cash flow from operating activities similar to how cash interest payments are reported. The portion of the gain or loss on a cross currency swap that offsets the change in the value of interest expense is recognized in cash flow from operations, while the gain or loss on the swap that is offsetting the change in value of the debt is classified as a financing activity in the Consolidated Statement of Cash Flows.

Contingent Features/Concentration of Credit Risk

All of the corporation’s derivative instruments are governed by the International Swaps and Derivatives Association (i.e. ISDA) master agreement, requiring the corporation to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the corporation’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 28, 2009, is $248 million for which the corporation has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on March 28, 2009, the corporation would be required to post collateral of $248 million with its counterparties.

A large number of major international financial institutions are counterparties to the corporation’s financial instruments including cross currency swaps, interest rate swaps, and currency exchange forwards and swaps. The corporation enters into financial instrument agreements only with counterparties meeting very stringent credit standards (a credit rating of A-/A3 or better), limiting the amount of agreements or contracts it enters into with any one party and, where legally available, executing master netting agreements. These positions are continually monitored. While the corporation may be exposed to credit losses in the event of nonperformance by individual counterparties or the entire group of counterparties, it has not recognized any losses with these counterparties in the past and does not anticipate material losses in the future.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at March 28, 2009 is as follows:

(In millions)	Assets		Liabilities
Derivatives designated as hedging instruments under Statement 133	Other Current Assets	Other Non- Current Assets	Other Accrued Liabilities	Other
Interest rate contracts	$—	$33	$—	$—
Foreign exchange contracts	40	—	9	201

Total derivatives designated as hedges	40	33	9	201

Derivatives not designated as hedging instruments under Statement 133

Foreign exchange contracts	21	—	37	1
Commodity contracts	2	—	—	—

Total derivatives not designated as hedges	23	—	37	1

Total derivatives	$63	$33	$46	$202

Information on the location and amounts of derivative gains and losses in the Consolidated Statements of Income for the first nine months ended March 28, 2009 is as follows:

(In millions)	Gain or (Loss) Recognized in Income on Derivatives		Gain or (Loss) Recognized in Income on Hedged Item
Fair Value Derivatives	Location	Amount	Location	Amount
Interest rate contracts	Interest income (expense)	$33	Interest income (expense)	$(24)
Foreign exchange contracts	Selling, general and administrative expenses	13	Selling, general and administrative expenses	(8)

Total		$46		$(32)

Cash Flow Derivatives	Gain (Loss) Recognized in OCI on Derivative (effective portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)		Gain (Loss) Recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Interest rate contracts	$1	N/A	$—	N/A	$—
Foreign exchange contracts	63	Selling, general and administrative expenses	82	N/A	—
Commodity contracts	(30)	Cost of sales	(11)	Selling, general and administrative expenses	(2)

Total	$34		$71		$(2)

At March 28, 2009 the maximum maturity date of any cash flow hedge was approximately four years principally related to two cross currency swaps that mature in 2012 and 2013. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $9 million, at the time the underlying hedged transaction is recognized in the Consolidated Statement of Income.

Net Investment Derivatives	Gain (Loss) Recognized in OCI on Derivative (effective portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)		Gain (Loss) Recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing)
	Amount	Location	Amount	Location	Amount
Foreign exchange contracts	$549	N/A	$—	N/A	$—

Total	$549		$—		$—

Derivatives Not Designated as Hedging Instruments under Statement 133	Gain (Loss) Recognized in Income on Derivative
	Location	Amount
Foreign exchange contracts	Cost of sales	$(2)
Foreign exchange contracts	Selling, general and administrative expenses	(177)
Commodity contracts	Cost of sales	(21)
Commodity contracts	Selling, general and administrative expenses	(36)

Total		$(236)

8.	Fair Value Measurements

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The SFAS 157 fair value hierarchy is defined as follows:

Level 1 – Unadjusted Quoted Prices – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities. An example would be a marketable equity security that is traded on a major stock exchange.

Level 2 – Pricing Models with Significant Observable Inputs – Valuations are based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction. Circumstances when adjustments to market quoted prices may be appropriate include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. An interest rate swap derivative valued based on a LIBOR swap curve is an example of a level 2 asset or liability.

Level 3 – Pricing Models with Significant Unobservable Inputs – Valuations are based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument, which are significant to the overall fair value measurement. These assumptions are unobservable in either an active or inactive market. The inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. A goodwill impairment test that utilizes an internally developed discounted cash flow model is an example of a level 3 asset or liability.

The following table represents the fair values of financial assets and liabilities:

	March 28, 2009
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$2	$—	$—	$2
Foreign currency exchange derivatives	—	61	—	61
Interest rate swaps	—	33	—	33

Total assets at fair value	$2	$94	$—	$96

Liabilities:
Foreign currency exchange derivatives	$—	$47	$—	$47
Cross currency swaps	—	201	—	201

Total liabilities at fair value	$—	$248	$—	$248

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

9.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) for the third quarter and first nine months of 2009 and 2008 are as follows:

	Pension		Postretirement Medical and Life Insurance
(In millions)	Third Quarter 2009	Third Quarter 2008	Third Quarter 2009	Third Quarter 2008
Service cost	$16	$23	$2	$2
Interest cost	61	67	4	4
Expected return on plan assets	(64)	(74)	—	—
Amortization of:
Prior service cost	2	2	(5)	(6)
Net actuarial loss	3	9	1	2

Net periodic benefit cost	$18	$27	$2	$2

	Pension		Postretirement Medical and Life Insurance
(In millions)	Nine Months 2009	Nine Months 2008	Nine Months 2009	Nine Months 2008
Service cost	$50	$67	$5	$6
Interest cost	194	199	11	12
Expected return on plan assets	(202)	(219)	—	—
Amortization of:
Transition (asset) obligation	—	—	(1)	(1)
Prior service cost	6	6	(16)	(17)
Net actuarial loss	8	26	2	5

Net periodic benefit cost	$56	$79	$1	$5

Curtailment gain	$—	$—	$17	$—

The net periodic benefit cost of the corporation’s defined benefit pension plans in the third quarter and first nine months of 2009 was $9 million and $23 million lower, respectively, than in 2008 as a result of the following:

•	Service cost declined primarily as a result of an increase in the discount rate, which reflects the higher interest rates in various jurisdictions.

•

Interest costs declined in the quarter and on a year-to-date basis, despite an increase in interest rates, due to the impact of changes in foreign currency exchange rates, primarily the British pound sterling.

•

The amortization of net actuarial losses declined in 2009 as a result of actuarial gains in 2008 which reduced the amount of unamortized actuarial losses at the end of 2008. This in turn resulted in a lower level of loss amortization in 2009.

During the first nine months of 2009 and 2008, the corporation contributed $235 million and $148 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute approximately $265 million of cash to its defined benefit pension plans in 2009. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2009 may differ from the current estimate.

During 2009, the corporation entered into a new collective labor agreement in the Netherlands which eliminated post retirement health care benefits for certain employee groups, while also reducing benefits provided to others. The elimination of benefits resulted in the recognition of a curtailment gain of $17 million related to a portion of the unamortized prior service cost credit which was reported in accumulated other comprehensive income. The plan changes also resulted in a $32 million reduction in the accumulated post retirement benefit obligation with an offset to accumulated other comprehensive income (AOCI).

During the third quarter of 2009, the corporation approved a change to its U.S. postretirement medical plan. Effective January 1, 2010 the corporation will no longer subsidize retiree medical coverage for U.S. salaried employees and retirees. After this date, retirees will have access to medical coverage but will have to pay 100% of the premium. The estimated impact of this plan change was recognized as a plan amendment. As a result of this change, the accumulated postretirement benefit obligation was reduced by approximately $42 million with the offset recognized as a component of unamortized prior service cost in AOCI. This credit amount will be amortized into income over the remaining service life of the remaining plan participants, which is approximately 8 years.

The corporation recognized a partial withdrawal liability in the second quarter of 2009 as a result of the cessation of contributions to a multi-employer pension plan with respect to one collective bargaining unit. The existence of this partial withdrawal liability was previously disclosed in the corporation’s 2009 first quarter Form 10-Q. The corporation has recognized a $31 million charge to income in 2009 to establish the estimated partial withdrawal liability, with $13 million recognized in Cost of sales and $18 million recognized in Selling, general and administrative expenses in the Consolidated Statements of Income. The entire charge is recognized in the results of the North American Fresh Bakery segment.

10.	Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation will receive an annual cash payment of 95 million euros if tobacco continues to be a legal product in the Netherlands, Germany and Belgium through July 15, 2009. The legal status of tobacco in each country accounts for a portion of the total contingency with the Netherlands accounting for 67%, Germany 22% and Belgium 11%. If tobacco ceases to be a legal product within any of these countries, the corporation forfeits the receipt of all future amounts related to that country. The contingencies associated with the 2009 and 2008 payments each passed in the first quarter of each fiscal year and the corporation received the annual payments. The 2009 annual payment was equivalent to $150 million and the 2008 annual payment was equivalent to $130 million based upon the respective exchange rates on the dates of receipt. These amounts were recognized in the corporation’s earnings when received. The amount received in 2008 increased annual diluted earnings per share by $0.18 and the amount received in 2009 is expected to increase annual diluted earnings per share by $0.21.

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

•

The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about valuation allowances established in prior years and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items which are recognized as discrete items in the interim period in which the event occurs.

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

The following table sets out the tax expense (benefit) and the effective tax rate for the corporation:

	Third Quarter		Nine months
(In millions)	2009	2008	2009	2008
Continuing operations
Income (loss) before income taxes	$228	$220	$554	$689
Income tax expense (benefit)	63	(14)	176	73
Effective tax rate	27.6%	(6.2)%	31.8%	10.6%

Third Quarter and First Nine months of 2009 –

In the third quarter of 2009, the corporation recognized tax expense of $63 million on pretax income of $228 million, or an effective tax rate of 27.6%. The tax rate in the third quarter was impacted by $7 million of tax expense related to the following discrete tax items:

•	$5 million benefit relates to adjustments of prior year tax provision estimates.

•

$13 million expense relates to adjustments of taxes previously provided on the 2008 earnings of the corporation, consisting primarily of a net $4 million understatement of tax related to foreign exchange gains, and a $10 million write-off of state tax benefits on foreign exchange losses offset by $1 million of other provision adjustments. Management believes these errors are immaterial to both the consolidated quarterly and annual financial statements.

•	$1 million benefit relates to various discrete items, none of which were material individually or in the aggregate.

The annual effective tax rate includes a charge of $56 million related to the expected repatriation of a portion of 2009 foreign earnings. The estimated charge increases the estimated annual effective tax rate by approximately 7%.

The tax expense and related effective tax rate on continuing operations, for the first nine months of 2009, was determined by applying a 30.1% estimated annual effective tax rate to pretax earnings and then recognizing the impact of $9 million of tax expense related to the following discrete tax items:

•	$5 million benefit relates to adjustments of prior year tax provision estimates.

•

$13 million expense relates to adjustments of taxes previously provided on the 2008 earnings of the corporation, consisting primarily of a net $4 million understatement of tax related to foreign exchange gains, and a $10 million write-off of state tax benefits on foreign exchange losses offset by $1 million of other provision adjustments. Management believes these errors are immaterial to both the consolidated quarterly and annual financial statements.

•	$1 million expense relates to various discrete items, none of which were material individually or in the aggregate

The corporation’s estimated annual effective tax rate decreased from 34.0% to 30.1% due to a $29 million non-recurring tax benefit from current year foreign exchange gains. A significant portion of this non-recurring tax benefit should have been reflected in prior quarters of 2009. Management believes this error is immaterial to the quarterly financial statements.

Third Quarter and First Nine months of Fiscal 2008 –

In the third quarter of fiscal 2008, the corporation recognized a tax benefit of $14 million on pretax income of $220 million, or a negative effective rate of 6.2%. The tax rate in the quarter was impacted by $86 million of tax benefits related to the following discrete tax items:

•

$73 million resulted from the completion of tax audits and the expiration of statutes of limitations in France, Morocco, the Netherlands, the Philippines and various state and local jurisdictions. Of this amount, $45 million related to the completion of tax audits and $28 million related to the expiration of statutes of limitations.

•

$13 million related to adjustments recorded on the taxes previously provided on the 2007 earnings of the corporation, consisting primarily of a $14 million overstatement related to an intercompany transaction. Management believes this error is immaterial to both the consolidated quarterly and annual financial statements for 2008.

The tax expense and related effective tax rate on continuing operations, for the first nine months of fiscal 2008, was determined by applying a 30.4% estimated annual effective tax rate to pretax earnings and then recognizing the impact of $136 million of tax benefits related to the following discrete tax items:

•

$37 million reversal of valuation allowances on German net deferred tax assets. The corporation determined that a valuation allowance was no longer necessary due to the projected profitability of the German operations.

•

$79 million resulting from the completion of tax audits and the expiration of the statutes of limitations. Of this amount, $48 million related to the completion of tax audits and $31 million related to the expiration of statutes of limitations.

•	$13 million related to adjustments recorded on taxes previously provided on the 2007 earnings of the corporation, as previously described above.

•	$7 million related to the reduction of contingent tax obligations due to a change in estimated foreign earnings.

The resulting effective tax rate for the nine month period was 10.6%. The estimated annual effective tax rate related to ordinary income for fiscal 2008 of 30.4% includes an annual charge of $97 million to repatriate a portion of fiscal 2008 foreign earnings. This estimated charge increased the estimated annual effective tax rate by approximately 10%.

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

The year-to-date net decrease in unrecognized tax benefits was $48 million, resulting in an ending balance of $574 million as of March 28, 2009. There was a decrease in the gross liability for uncertain tax positions of $83 million, of which $54 million relates to favorable foreign currency exchange translation, $21 million relates to prior period tax positions, $5 million relates to audit settlements, and $3 million relates to the expiration of statutes of limitations. This decrease was offset by $35 million of increases to reserves for uncertain tax positions related to the current period.

At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease between $70—$130 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. In addition, the company recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of June 28, 2008, the corporation had accrued interest and accrued penalties of $96 million. The change in accrued interest and accrued penalties during the nine months ended March 28, 2009 was an increase of approximately $7 million.

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

The corporation’s request to the Court of Appeals to reconsider its decision to require that the bond related to the arbitrator’s original ruling be set at approximately $23 million has been denied. On December 10, 2007, the corporation petitioned the Supreme Court for review, arguing, among other things, that the appellate court’s decision is now moot in light of the December 19, 2006 ruling by the NLRC setting aside the underlying judgment. No additional bond posting is required until all allowable appeals have been exhausted. The corporation continues to believe that the plaintiffs’ claims are without merit; however, it is reasonably possible that this case will be ruled against the corporation and have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

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

In August 2006, the PBGC rescinded its 1979 determination and concluded that the ABA plan was a multi-employer plan in which the participating parties share in the plan underfunding. The other major participant in the ABA plan is a third party that is seeking an injunction to enforce the PBGC determination made in August 2006. If the ABA plan were declared to be a multi-employer pension plan, this third party would successfully reduce its under-funded liability under the ABA plan by roughly $80 million. The corporation has initiated litigation seeking to overturn the August 2006 PBGC determination and intends to vigorously defend the position that it is responsible only for the obligations related to its current and former employees. The corporation continues to believe that the PBGC’s August 2006 determination is without merit; however, no assurance can be given that this matter will not have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

Other Plans – The corporation participates in various multi-employer pension plans that provide retirement benefits to certain employees covered by collective bargaining agreements (MEPP). MEPPs are managed by trustee boards comprised of participating employer and labor union representatives, and participating employers are jointly responsible for any plan underfunding. The corporation’s MEPP contributions are established by the applicable collective bargaining agreements; however, our required contributions may increase based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. Factors that could impact funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition to regular scheduled contributions, the corporation could be obligated to make additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These complete or partial withdrawal liabilities would be triggered if the corporation ceases to make contributions to that MEPP, either completely or with respect to only one or more collective bargaining units. The withdrawal liability would equal the corporation’s proportionate share of the unfunded vested benefits, based on the year in which the withdrawal liability is triggered. The corporation believes that certain of the MEPPs in which we participate have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, such as the corporation’s decision to close a plant or the dissolution of a collective bargaining unit, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. The corporation’s regular scheduled contributions to MEPPs totaled $48 million in fiscal 2008, $47 million in fiscal 2007 and $45 million in fiscal 2006. The corporation has incurred withdrawal liabilities of approximately $31 million in 2009, and immaterial amounts in 2008 and 2007.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the third quarter and first nine months of 2009 compared with the third quarter and first nine months of 2008 and a discussion of the changes in financial condition and liquidity during the first nine months of 2009. Below is an outline of the analyses included herein:

•	Business Overview

•	Consolidated Results – Third Quarter and First Nine Months of 2009

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Forward-Looking Information

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

On March 30, 2009, Sara Lee announced that it is reviewing strategic options for its International Household and Body Care business after receiving expressions of interest. The company is currently considering all alternatives for the segment, including the option to divest the business.

Challenges and Risks

As an international consumer products company, we face certain risks and challenges that impact our business and financial performance. Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. The commodities we use, including beef, pork, coffee, wheat, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, may experience price volatility due to factors beyond our control. The company’s objective is to be able to offset commodity price increases with pricing actions and to offset any operating costs increases with continuous improvement savings. During the first nine months of 2009, the corporation estimates that commodity cost increases of approximately $450 million over the first nine months of the prior year were offset by favorable pricing actions of approximately $465 million.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, nearly 50% of net sales and significantly more than 50% of operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates decreased net sales by $330 million and decreased operating income by $34 million for the first nine months of 2009.

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

The turmoil in the financial markets has led to general economic weakness, which has negatively impacted our business. Continued economic uncertainty may result in increased pressure to reduce the prices for some of our products, limit our ability to increase or maintain prices or lead to a continued shift toward private label products. In addition, certain reporting units of the corporation, especially those carrying significant goodwill balances, could experience reduced profitability which potentially could trigger a goodwill impairment.

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

Impact of Significant Items on Net Income and Diluted Earnings per Share

	Quarter ended March 28, 2009			Quarter ended March 29, 2008
In millions, except per share data	Pretax Impact	Net Income (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income (2)	Diluted EPS Impact (1)
Income from continuing operations	$228	$165	$0.24	$220	$234	$0.33

Net income		$165	$0.24		$211	$0.30

Significant items affecting comparability of income from continuing operations:
Charges for exit activities, asset and business dispositions:
Income from (charges for) exit activities	$(16)	$(11)	$(0.02)	$—	$—	$—
Income from (charges for) business disposition activities	—	—	—	3	2	—

Subtotal	(16)	(11)	(0.02)	3	2	—

Charges to cost of sales:
Transformation charges - IT costs	(1)	(1)	—	(1)	(1)	—
Pension partial withdrawal liability charge	(1)	(1)	—	—	—	—

Charges to SG&A expenses:
Transformation charges - IT costs	(5)	(3)	—	(8)	(5)	(0.01)
Transformation/Accelerate charges - Other	(5)	(4)	—	(1)	(1)	—
Balance sheet corrections	8	5	0.01	—	—	—

Impact of significant items on income from continuing operations before significant tax matters	(20)	(15)	(0.02)	(7)	(5)	(0.01)

Significant tax matters affecting comparability:
Contingent tax obligation adjustment	—	—	—	—	73	0.10
Provision expense corrections	—	(13)	(0.02)	—	14	0.02
Tax benefit on non-recurring foreign exchange gains	—	20	0.03	—	—	—
Other tax adjustments	—	1	—	—	(1)	—

Impact of significant items on income from continuing operations	(20)	(7)	(0.01)	(7)	81	0.11

Significant items impacting discontinued operations:
Loss on disposition of disc’d operations	—	—	—	(23)	(24)	(0.03)

Impact of significant items on net income	$(20)	$(7)	$(0.01)	$(30)	$57	$0.08

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Impact of Significant Items on Net Income and Diluted Earnings per Share

	Nine months ended March 28, 2009			Nine months ended March 29, 2008
In millions, except per share data	Pretax Impact	Net Income (5)	Diluted EPS Impact (4)	Pretax Impact	Net Income (5)	Diluted EPS Impact (4)
Income from continuing operations	$554	$378	$0.54	$689	$616	$0.86

Net income		$378	$0.54		$593	$0.82

Significant items affecting comparability of income from continuing operations:
Charges for exit activities, asset and business dispositions:
Income from (charges for) exit activities	$(55)	$(39)	$(0.05)	$(10)	$(7)	$(0.01)
Income from (charges for) business disposition activities	3	—	—	2	1	—

Subtotal	(52)	(39)	(0.06)	(8)	(6)	(0.01)

Charges to cost of sales:
Transformation charges - IT costs	(4)	(3)	—	(7)	(4)	(0.01)
Accelerated depreciation	—	—	—	(1)	(1)	—
Curtailment gain	7	5	0.01	—	—	—
Pension partial withdrawal liability charge	(13)	(9)	(0.01)	—	—	—

Charges to SG&A expenses:
Transformation charges - IT costs	(17)	(12)	(0.02)	(30)	(19)	(0.03)
Transformation/Accelerate charges - Other	(7)	(5)	(0.01)	(3)	(2)	—
Curtailment gain	10	7	0.01	—	—	—
Pension partial withdrawal liability charge	(18)	(11)	(0.02)	—	—	—
Balance sheet corrections	8	5	0.01	—	—	—
Impairment charge	(107)	(107)	(0.15)	—	—	—

Impact of significant items on income from continuing operations before significant tax matters	(193)	(169)	(0.24)	(49)	(32)	(0.05)

Significant tax matters affecting comparability:
Deferred tax valuation allowance adjustment	—	—	—	—	37	0.05
Contingent tax obligation adjustment	—	—	—	—	86	0.12
Provision expense corrections	—	(13)	(0.02)	—	14	0.02
Tax benefit on non-recurring foreign exchange gains	—	20	0.03	—	—	—
Other tax adjustments	—	1	—	—	(1)	—

Impact of significant items on income from continuing operations	(193)	(161)	(0.23)	(49)	104	0.15

Significant items impacting discontinued operations:
Charge for transformation expenses	—	—	—	(1)	(1)	—
Loss on disposition of discontinued operations	—	—	—	(23)	(24)	(0.03)

Impact of significant items on net income	$(193)	$(161)	$(0.23)	$(73)	$79	$0.11

Notes:

(3)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(4)	Taxes computed at applicable statutory rates.

Consolidated Results – Third Quarter of 2009 Compared with Third Quarter of 2008

The following table summarizes net sales and operating income for the third quarter of 2009 and 2008 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	March 28, 2009	March 29, 2008	Change	Percent Change
Net sales	$3,028	$3,243	$(215)	(6.6)%

Increase / (Decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$258	$(258)
Acquisitions/Dispositions	11	30	(19)

Total	$11	$288	$(277)

Operating income	$262	$242	$20	8.3%

Increase / (Decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$27	$(27)
Exit activities, asset and business dispositions	(16)	3	(19)
Transformation/Accelerate charges	(11)	(10)	(1)
Pension partial withdrawal liability charge	(1)	—	(1)
Balance sheet corrections	8	—	8
Acquisitions/dispositions	(5)	1	(6)

Total	$(25)	$21	$(46)

Net Sales

Net sales decreased by $215 million or 6.6%. The weakening of foreign currencies, particularly the European euro, Brazilian real, British pound sterling and Australian dollar decreased reported net sales by $258 million, or 8.2%. Sales were favorably impacted by pricing actions, taken across all business segments to offset increased commodity costs, which increased reported net sales by approximately 4% and a favorable shift in sales mix. These favorable impacts were partially offset by an overall decline in unit volumes of 3.7%. The following table summarizes the components of the percentage change in net sales as compared to the prior year:

Third Quarter 2009

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Corporation	(3.7)%		5.8%		(0.5)%		(8.2)%		(6.6)%

Operating Income

Operating income increased by $20 million, or 8.3%. The change in operating income was negatively impacted by $46 million related to the items summarized in the previous table of operating income results, the most significant of which were $27 million of unfavorable impacts related to changes in foreign currency exchange rates; and a $19 million increase in exit activities, asset and business disposition charges. The remaining increase in operating income of $66 million, or 30.1%, was primarily due to improved operating results for the North American Retail and International Beverage segments; and a $37 million reduction in general corporate expenses, which included a $9 million increase in mark-to-market gains on derivative contracts related to commodities in the third quarter of 2009 as compared to the third quarter of 2008. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the third quarter of 2009 decreased $117 million over the prior year due to higher commodity, labor and energy costs, changes in foreign currency exchange rates and lower unit volumes, partially offset by the favorable impact of pricing actions and savings from continuous improvement programs. The corporation estimates that commodity cost increases of approximately $80 million in the third quarter of 2009 versus the third quarter of 2008, including the impact of commodity derivatives, were offset by favorable pricing actions of approximately $120 million. The gross margin percent in the third quarter of 2009 declined 1.1%, from 38.8% in the third quarter of 2008 to 37.7% in the third quarter of 2009 due to the negative impact of higher commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	March 28, 2009	March 29, 2008	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$102	$146	$(44)	(29.7)%
Other	728	797	(69)	(8.7)

Total business segments	830	943	(113)	(12.0)
Amortization of identifiable intangibles	16	17	(1)	(4.8)
General corporate expenses:
Other	32	65	(33)	(49.6)
Mark-to-market derivative (gains) / losses	(14)	(5)	(9)	NM

Total SG&A Expenses	$864	$1,020	$(156)	(15.2)%

Selling, general and administrative (SG&A) expenses decreased by $156 million, or 15.2%. Measured as a percent of sales, SG&A expenses decreased from 31.4% in 2008 to 28.5% in 2009. Changes in foreign currency exchange rates decreased SG&A costs by $78 million, or 6.9%. The remaining decrease in SG&A expenses is $78 million, or 8.3%. SG&A expenses in the business segments decreased by $113 million, or 12.0%, due to the change in foreign currencies, a reduction in media advertising and promotion (MAP) spending, and the impact of cost containment actions. Other general corporate expenses decreased $33 million versus the prior year due to a lower employee benefit and casualty insurance costs and favorable foreign currency transactions. General corporate expenses were also favorably impacted by approximately $20 million related to certain nonrecurring items – primarily a non-income related foreign tax refund and a reduction in contingent lease accruals. Derivative gains were $14 million in 2009 versus $5 million in 2008, due to mark-to-market gains in the quarter related to commodity derivative contracts primarily related to energy.

Transformation/Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the third quarter of 2009 and 2008 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation and Project Accelerate programs and other exit and disposal actions. The expense related to exit activities, asset and business dispositions was $16 million in the third quarter of 2009 versus $3 million of income in the third quarter of 2008. As discussed in Note 6 to the financial statements, “Exit, Disposal and Transformation/Accelerate Activities,” $18 million of the charge in 2009 relates to the planned termination of employees related to both European and North American operations as part of Project Accelerate.

Transformation costs related to information technology were down $3 million primarily due to a reduction in costs related to the implementation of new information technology systems. The transformation – IT costs in the third quarter of 2009 include $5 million of computer software amortization expense related to systems that were put into use in 2008. The total amortization expense for the year is expected to be $22 million.

These actions are more fully described in the Exit, Disposal and Transformation/Accelerate Activities Note to the Consolidated Financial Statements.

Net Interest Expense

Net interest expense in the third quarter of 2009 was $34 million, an increase of $12 million over the third quarter of the prior year. Interest expense increased by $3 million, related primarily to a recent acquisition, while interest income declined by $9 million, due to lower cash and cash equivalents.

Income Tax Expense

Note 11 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Third Quarter
(In millions)	2009	2008
Continuing operations
Income before income taxes	$228	$220
Income tax expense (benefit)	63	(14)
Effective tax rate	27.6%	(6.2)%

In the third quarter of 2009, the corporation recognized tax expense of $63 million on pretax income from continuing operations of $228 million, or an effective tax rate of 27.6%. The tax rate in the third quarter was impacted by $7 million of tax expense related to the following discrete tax items:

•	$5 million benefit relates to adjustments of prior year tax provision estimates.

•

$13 million expense relates to adjustments of taxes previously provided on the 2008 earnings of the corporation, consisting primarily of a net $4 million understatement of tax related to foreign exchange gains, and a $10 million write-off of state tax benefits on foreign exchange losses offset by $1 million of other provision adjustments.

•	$1 million benefit relates to various discrete items, none of which were material individually or in the aggregate.

In the third quarter of 2008, the corporation recognized a tax benefit on continuing operations of $14 million on pretax income of $220 million, or a negative effective tax rate of 6.2%. The tax rate in the quarter was impacted by $86 million of tax benefits related to the following discrete items:

•

$73 million resulted from the completion of tax audits and the expiration of statutes of limitations in France, Morocco, the Netherlands, the Philippines and various state and local jurisdictions. Of this amount, $45 million related to the completion of tax audits and $28 million related to the expiration of statutes of limitations.

•

$13 million related to adjustments recorded on the taxes previously provided on the 2007 earnings of the corporation, consisting primarily of a $14 million overstatement related to an intercompany transaction.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the third quarter of 2009 was $165 million versus $234 million in the comparable period of the prior year, a decrease of $69 million, which is due to the following factors: a $77 million increase in income tax expense; a $12 million increase in net interest expense, partially offset by a $20 million increase in operating income.

Diluted EPS from continuing operations decreased from $0.33 in the third quarter of 2008 to $0.24 in the third quarter of 2009, a decrease of $0.09. Diluted EPS was favorably impacted by lower average shares outstanding during the third quarter of 2009 than during the third quarter of 2008. The lower average shares are due to the corporation’s ongoing share repurchase program.

Discontinued Operations

There are no results associated with discontinued operations in the third quarter of 2009. In the third quarter of 2008, the results of discontinued operations are related to the Mexican meats business and represent a full quarter of results. The net income from discontinued operations for the third quarter of 2008 was $1 million. The effective tax rate for this discontinued operation was 26.0%. The loss on disposition of discontinued operations in the third quarter of 2008 was $23 million before tax and $24 million after tax, which was related to the sale of the Mexican meats business.

Net Income and Diluted Earnings per Share (EPS)

In the third quarter of 2009, the corporation reported net income of $165 million versus $211 million of net income in the comparable period of the prior year. The $46 million decline was due to the $77 million increase in income tax expense and the $12 million increase in net interest expense partially offset by a $20 million increase in operating income on a year-over-year basis and the favorable impact of a $24 million non-recurring loss on the sale of a discontinued operation in the prior year. Diluted EPS decreased from $0.30 per share in the third quarter of 2008 to $0.24 per share in the third quarter of 2009. Diluted EPS were impacted by lower average shares outstanding during the third quarter of 2009 than during the third quarter of 2008. The lower average shares are due to the corporation’s ongoing share repurchase program.

Consolidated Results – First Nine Months of 2009 Compared with First Nine Months of 2008

The following table summarizes net sales and operating income for the first nine months of 2009 and 2008 and certain items that affected the comparability of these amounts:

	Nine months ended
Total Corporation Performance (In millions)	March 28, 2009	March 29, 2008	Change	Percent Change
Net sales	$9,717	$9,705	$12	0.1%

Increase / (Decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$330	$(330)
Acquisitions/Dispositions	20	59	(39)

Total	$20	$389	$(369)

Operating income	$648	$766	$(118)	(15.4)%

Increase / (Decrease) in operating income from:
Contingent sales proceeds	$150	$130	$20
Changes in foreign currency exchange rates	—	34	(34)
Exit activities, asset and business dispositions	(52)	(8)	(44)
Transformation/Accelerate charges	(28)	(40)	12
Impairment charge	(107)	—	(107)
Accelerated depreciation	—	(1)	1
Curtailment gain	17	—	17
Pension partial withdrawal liability charge	(31)	—	(31)
Balance sheet corrections	8	—	8
Acquisitions/dispositions	—	1	(1)

Total	$(43)	$116	$(159)

Net Sales

Net sales increased by $12 million or 0.1%. Changes in foreign currency exchange rates, particularly the European euro, British pound, Brazilian real, and Australian dollar, decreased reported net sales by $330 million, or 3.6%. Sales were favorably impacted by pricing actions, taken across all business segments to offset higher commodity costs, which increased reported net sales by approximately $465 million or 5% and an improved sales mix. These favorable impacts were partially offset by an overall decline in unit volumes of 2.3%. The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Nine months 2009

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Corporation	(2.3)%		6.4%		(0.4)%		(3.6)%		0.1%

Operating Income

Operating income decreased by $118 million, or 15.4%. Of the decrease, $159 million was due to the items summarized in the previous table of operating income results, the most significant of which were a $107 million impairment charge; a $31 million charge for a pension partial withdrawal liability; a $44 million increase in charges related to exit activities, asset and business dispositions and a $34 million unfavorable impact related to changes in foreign currency exchange rates; partially offset by a $20 million increase in the contingent sale proceeds related to the disposition of the tobacco operations, resulting from a change in foreign currency exchange rates, and a $17 million gain related to the curtailment of a postretirement health care benefit plan. The remaining increase in operating income of $41 million, or 6.3%, was primarily due to improved operating segment results and lower other general corporate expenses partially offset by a $59 million decline in income related to the mark-to-market adjustment on derivative contracts related to commodities as compared to the first nine months of 2008. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars for the first nine months of 2009 decreased $129 million over the prior year due to higher commodity, labor and energy costs, changes in foreign currency exchange rates and lower unit volumes, partially offset by the favorable impact of pricing actions and savings from continuous improvement programs. The corporation estimates that commodity cost increases of approximately $405 million in the first nine months of 2009 versus the first nine months of 2008, including the impact of commodity derivatives, were offset by favorable pricing actions of approximately $465 million. The gross margin percent in the first nine months of 2009 declined 1.4%, from 38.2% in the first nine months of 2008 to 36.8% in the first nine months of 2009 due to the negative impact of higher commodity costs.

Selling, General and Administrative Expenses

	Nine months ended
(In millions)	March 28, 2009	March 29, 2008	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$392	$469	$(77)	(16.4)%
Other	2,288	2,366	(78)	(3.3)

Total business segments	2,680	2,835	(155)	(5.5)
Amortization of identifiable intangibles	48	49	(1)	(2.0)
General corporate expenses:
Other	169	188	(19)	(9.9)
Mark-to-market derivative (gains) / losses	25	(8)	33	NM

Total SG&A Expenses	$2,922	$3,064	$(142)	(4.6)%

Selling, general and administrative (SG&A) expenses decreased by $142 million, or 4.6%. Measured as a percent of sales, SG&A expenses decreased from 31.6% in 2008 to 30.1% in 2009. Changes in foreign currency exchange rates decreased SG&A costs by $101 million, or 3.2%. The remaining decrease in SG&A expenses is $41 million, or 1.4%. SG&A expenses in the business segments decreased by $155 million, or 5.5%, due to a $77 million reduction in media advertising and promotion expenses, changes in foreign currency exchange rates and the favorable impact of cost containment efforts. Other general corporate expenses decreased $19 million versus the prior year due to lower employee benefit costs and favorable foreign currency transactions partially offset by increased professional fees for consulting and special project work. General corporate expenses were also favorably impacted by approximately $20 million related to certain nonrecurring items – primarily a non-income related foreign tax refund and a reduction in contingent lease accruals. Derivative losses were $25 million in 2009 versus gains of $8 million in 2008, due to mark-to-market losses incurred on commodity related derivative contracts primarily related to energy.

Transformation/Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the first nine months of 2009 and 2008 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation and Project Accelerate programs and other exit and disposal actions. The expense related to exit activities, asset and business dispositions was $52 million in the first nine months of 2009 versus $8 million in the first nine months of 2008. As discussed in Note 6 to the financial statements, “Exit, Disposal and Transformation/Accelerate Activities,” $58 million of the charge in 2009 relates to the planned termination of 570 employees related to both European and North American operations as part of Project Accelerate. The charge is partially offset by a gain on the sale of a sauces and dressings business.

Transformation costs related to information technology were down $16 million primarily due to a reduction in costs related to the implementation of new information technology systems. The transformation – IT costs in the first nine months of 2009 include $16 million of computer software amortization expense related to systems that were put into use in 2008. The total amortization expense for the year is expected to be $22 million.

The corporation recognized a $107 million impairment charge in the second quarter of 2009 related to goodwill associated with the foodservice beverage reporting unit. The corporation determined that the carrying amount of its foodservice beverage reporting unit, which is reported in the North American Foodservice segment, exceeded its fair value. Management compared the implied fair value of the goodwill in the reporting unit with the carrying value and concluded that an impairment charge needed to be recognized. No tax benefit was recognized on the goodwill impairment loss.

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

Net Interest Expense

Net interest expense in the first nine months of 2009 was $94 million, an increase of $17 million over the first nine months of the prior year. Interest expense declined by $11 million due to the repayment of debt using proceeds from prior business dispositions and cash on hand, while interest income declined by $28 million due to lower cash and cash equivalents.

Income Tax Expense

Note 11 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense and effective tax rate for the corporation’s continuing operations:

	First Nine Months
(In millions)	2009	2008
Continuing operations
Income before income taxes	$554	$689
Income tax expense	176	73
Effective tax rate	31.8%	10.6%

For the first nine months of 2009, the corporation recognized tax expense on continuing operations of $176 million or an effective tax rate of 31.8%. The tax expense and related effective tax rate on continuing operations was determined by applying a 30.1% estimated annual effective tax rate to pretax earnings and then recognizing the impact of $9 million of tax expense related to the following discrete tax items:

•	$5 million benefit relates to adjustments of prior year tax provision estimates.

•

$13 million expense relates to adjustments of taxes previously provided on the 2008 earnings of the corporation, consisting primarily of a net $4 million understatement of tax related to foreign exchange gains, and a $10 million write-off of state tax benefits on foreign exchange losses offset by $1 million of other provision adjustments.

•	$1 million expense relates to various discrete items, none of which were material individually or in the aggregate

The annual effective tax rate of 30.1% includes an estimated charge of $56 million to repatriate a portion of 2009 foreign earnings. This estimated annual charge increases the estimated annual effective tax rate by approximately 7%. However, the corporation’s estimated annual effective tax rate decreased compared to the prior quarter from 34.0% to 30.1% due to a $29 million non-recurring tax benefit from foreign exchange gains.

For the first nine months of 2008, the corporation recognized a tax expense on continuing operations of $73 million or an effective tax rate of 10.6%. The estimated annual effective tax rate on ordinary income for the first nine months of 2008 was 30.4%, which includes an annual charge of $97 million to repatriate a portion of 2008 foreign earnings. The tax expense and related effective tax rate on continuing operations was determined by applying the 30.4% estimated annual tax rate to pretax earnings and then recognizing the impact of $136 million of tax benefits related to the following discrete items:

•

$37 million reversal of valuation allowances on German net deferred tax assets. The corporation determined that a valuation allowance was no longer necessary due to the recent projected profitability of the German operations.

•

$79 million resulting from the completion of tax audits and the expiration of the statutes of limitations. Of this amount, $48 million related to the completion of tax audits and $31 million related to the expiration of statutes of limitations.

•

$13 million related to adjustments recorded on taxes previously provided on the 2007 earnings of the corporation, consisting primarily of a $14 million overstatement related to an intercompany transaction.

•	$7 million related to the reduction of contingent tax obligations due to a change in estimated foreign earnings.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the first nine months of 2009 was $378 million versus $616 million in the comparable period of the prior year, a decrease of $238 million, which is due to the following factors: a $118 million decrease in operating income primarily due to a $107 million impairment charge; a $103 million increase in income tax expense: and a $17 million increase in net interest expense.

Diluted EPS from continuing operations decreased $0.32, from $0.86 in the first nine months of 2008 to $0.54 in the first nine months of 2009. Diluted EPS was favorably impacted by lower average shares outstanding during the first nine months of 2009 than the first nine months of 2008. The lower average shares are due to the corporation’s ongoing share repurchase program.

Discontinued Operations

There are no results associated with discontinued operations in the first nine months of 2009. In the first nine months of 2008, the results of discontinued operations are related to the Mexican meats business and represent a full nine months of results. The net income from discontinued operations for the first nine months of 2008 was $1 million. The effective tax rate for this discontinued operation was 46.8%. The loss on disposition of discontinued operations in the first nine months of 2008 was $23 million before income taxes and $24 million after tax, which was related to the sale of the Mexican meats business.

Net Income and Diluted Earnings per Share (EPS)

Net income in the first nine months of 2009 was $378 million versus $593 million in the comparable period of the prior year. The $215 million decrease was due to a $118 million decline in operating income year over year, a $17 million increase in net interest expense as well as a $103 million increase in income taxes partially offset by the favorable impact of a $24 million non-recurring loss on the sale of a discontinued operation in the prior year. Diluted EPS decreased from $0.82 per share in the first nine months of 2008 to $0.54 per share in the first nine months of 2009. Diluted EPS were favorably impacted by lower average shares outstanding during the first nine months of 2009 than during the first nine months of 2008. The lower average shares are due to the corporation’s ongoing share repurchase program.

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

Net sales by business segment for the third quarter and first nine months of 2009 and 2008 are as follows:

	Net Sales
	Quarter ended		Nine months ended
(In millions)	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
North American Retail	$646	$627	$2,072	$1,930
North American Fresh Bakery	530	499	1,640	1,474
North American Foodservice	487	522	1,638	1,649
International Beverage	736	807	2,280	2,334
International Bakery	178	231	603	686
International Household and Body Care	459	571	1,511	1,674

Total business segments	3,036	3,257	9,744	9,747
Intersegment sales	(8)	(14)	(27)	(42)

Net sales	$3,028	$3,243	$9,717	$9,705

Income (loss) before income taxes for the third quarter and first nine months of 2009 and 2008 are as follows:

	Income (Loss) Before Income Taxes
	Quarter ended		Nine months ended
(In millions)	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
North American Retail	$66	$46	$197	$111
North American Fresh Bakery	4	14	9	31
North American Foodservice	29	32	16	106
International Beverage	130	129	378	375
International Bakery	11	17	7	39
International Household and Body Care	57	77	160	198

Total operating segment income	297	315	767	860

Amortization of intangibles	(16)	(17)	(48)	(49)
General corporate expenses:
Other	(38)	(66)	(182)	(195)
Mark-to-market derivative gains/(losses)	19	10	(39)	20
Contingent sale proceeds	—	—	150	130
Total operating income	262	242	648	766

Net interest expense	(34)	(22)	(94)	(77)

Income (loss) before income taxes	$228	$220	$554	$689

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

Third Quarter 2009

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
North American Retail	(6.1)%		9.2%		0.0%		0.0%		3.1%
North American Fresh Bakery	2.5		3.9		0.0		0.0		6.4
North American Foodservice	(6.3)		4.5		(4.5)		(0.4)		(6.7)
International Beverage	(0.1)		7.8		1.0		(17.5)		(8.8)
International Bakery	(12.5)		3.4		(1.3)		(12.8)		(23.2)
Int’l Household and Body Care	(6.7)		2.6		0.0		(15.6)		(19.7)

Total Continuing Business	(3.7)%		5.8%		(0.5)%		(8.2)%		(6.6)%

First Nine months 2009

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
North American Retail	(2.0)%		9.4%		0.0%		0.0%		7.4%
North American Fresh Bakery	4.1		7.2		0.0		0.0		11.3
North American Foodservice	(3.9)		6.0		(2.6)		(0.2)		(0.7)
International Beverage	(3.2)		7.0		0.6		(6.7)		(2.3)
International Bakery	(11.7)		6.0		(1.4)		(5.0)		(12.1)
Int’l Household and Body Care	(2.4)		0.9		0.0		(8.3)		(9.8)

Total Continuing Business	(2.3)%		6.4%		(0.4)%		(3.6)%		0.1%

The following tables summarize the operating segment net sales and operating income for 2009 and 2008 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter Ended				Nine months Ended
(In millions)	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change
Net Sales	$646	$627	$19	3.1%	$2,072	$1,930	$142	7.4%

Operating segment income	$66	$46	$20	42.6%	$197	$111	$86	77.1%

Increase/(decrease) in operating segment income from
Exit activities, asset and business dispositions	$—	$1	$(1)		$1	$1	$—
Transformation/Accelerate charges	—	—	—		—	(2)	2

Total	$—	$1	$(1)		$1	$(1)	$2

Gross margin %	30.3%	30.4%		(0.1)%	28.7%	28.3%		0.4%

Third Quarter –

Net sales increased by $19 million, or 3.1%. Sales increased as a result of positive pricing actions to offset higher commodity and other raw material costs, which increased net sales by approximately 7%, and an improved sales mix driven by innovation and SKU rationalization. The improved sales mix related to a shift to higher priced branded lunchmeats and hot dogs. These favorable impacts on sales were partially offset by a decline in unit volumes. Unit volumes decreased 6.1% as strong unit volume growth for hot dogs, breakfast entrees and breakfast bowls, corn dogs and sliced meats were more than offset by the impact of the exit of the kosher meats business and the continuing exit of the commodity hog business, as well as the volume impact of the SKU rationalization and pricing actions executed to improve margins.

Operating segment income increased by $20 million, or 42.6%. The increase in operating segment income was due to the favorable impact of pricing actions; a reduction in MAP spending; an improved product mix; and savings from continuous improvement programs; which were partially offset by higher commodity, labor, and fuel costs; and lower unit volumes.

First Nine months –

Net sales increased by $142 million, or 7.4%. Positive pricing actions to offset higher commodity and other raw material costs increased net sales by approximately 7%. The increase in net sales was also driven by an improved sales mix. The improved sales mix related to a shift to higher priced branded lunchmeats. These improvements were partially offset by a decline in unit volumes. Unit volumes declined 2.0%, as volume growth in breakfast sausage, sliced meats, hot dogs, corn dogs, and smoked sausage were offset by declines in commodity and retail deli meat products, and frozen bakery products, as well as the volume impact of the SKU rationalization and pricing actions.

Operating segment income increased by $86 million, or 77.1%. The net impact of the change in exit activities, asset and business dispositions and transformation/Accelerate charges increased operating segment income by $2 million. The remaining operating segment income increase of $84 million, or 75.3%, was due to the favorable impact of pricing actions; a reduction in MAP spending; savings from continuous improvement programs; and an improved product mix; which were partially offset by higher commodity, labor and fuel costs and lower unit volumes.

North American Fresh Bakery

	Quarter Ended				Nine months Ended
(In millions)	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change
Net Sales	$530	$499	$31	6.4%	$1,640	$1,474	$166	11.3%

Operating segment income (loss)	$4	$14	$(10)	(74.2)%	$9	$31	$(22)	(72.6)%

Increase/(decrease) in operating segment income from:
Pension partial withdrawal liability charge	$(1)	$—	$(1)		$(31)	$—	$(31)

Gross margin %	45.6%	47.3%		(1.7)%	44.9%	47.0%		(2.1)%

Third Quarter –

Net sales increased by $31 million, or 6.4%. The increase in net sales was primarily attributable to positive pricing actions to cover higher wheat and other input costs, which increased net sales by approximately 5%, and an increase in unit volumes. Unit volumes increased 2.5% due to higher unit volumes for non-branded fresh bakery products offsetting flat branded retail volumes and a decline in the restaurant and institutional channel. The increase in non-branded unit volumes was due to some existing customers emphasizing private label and a net gain in new private label customers versus the prior year. The flat branded unit volume was due to an increased shift to unbranded private label products as a result of the weak economic conditions.

Operating segment income decreased by $10 million, or 74.2%. Operating segment income comparison was negatively impacted by nonrecurring gains from the early termination of certain commodity contracts in the prior year, higher costs for key ingredients and wages, an unfavorable sales mix shift to lower margin products, and higher SG&A costs driven by higher sales commissions and higher labor and other employee benefit costs. These declines were only partially offset by the benefit of price increases, unit volume gains, and savings from continuous improvement programs.

First Nine months –

Net sales increased by $166 million, or 11.3%. The increase in net sales was primarily attributable to positive pricing actions to cover higher wheat and other input costs, which increased net sales by approximately 8%, and an increase in unit volumes. Unit volumes increased 4.1% due to higher unit volumes for both branded and non-branded fresh bakery products. The increase in branded products was due in part to increased promotional activity. The increase in non-branded unit volumes was due to some existing customers emphasizing private label as a result of an increasing shift to private label due to the weak economic conditions and a net gain in new private label customers versus the prior year.

Operating segment income decreased by $22 million, or 72.6%. Operating segment income was negatively impacted by a $31 million charge to recognize a partial withdrawal liability related to a multi-employer pension plan. The remaining operating segment income increase of $9 million, or 27.2%, was attributable to the benefit of price increases, unit volume gains, and savings from continuous improvement programs. These increases were partially offset by higher costs for key ingredients and wages; an unfavorable sales mix shift to lower margin private label products; higher SG&A costs driven by higher sales commissions and higher labor, other employee benefits and fuel costs; and the negative impact of nonrecurring gains from the early termination of certain commodity contracts in the prior year.

North American Foodservice

	Quarter Ended				Nine months Ended
(In millions)	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change
Net Sales	$487	$522	$(35)	(6.7)%	$1,638	$1,649	$(11)	(0.7)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$2	$(2)		$—	$4	$(4)
Disposition	—	24	(24)		—	41	(41)

Total	$—	$26	$(26)		$—	$45	$(45)

Operating segment income (loss)	$29	$32	$(3)	(7.7)%	$16	$106	$(90)	(85.1)%

Increase/(decrease) in operating segment income (loss) from
Exit activities, asset and business dispositions	$(2)	$1	$(3)		$2	$1	$1
Impairment charge	—	—	—		(107)	—	(107)
Disposition	—	1	(1)		—	2	(2)

Total	$(2)	$2	$(4)		$(105)	$3	$(108)

Gross margin %	25.3%	25.8%		(0.5)%	25.3%	25.5%		(0.2)%

Third Quarter –

Net sales decreased by $35 million, or 6.7%. Changes in foreign currency, primarily the Canadian dollar, decreased net sales by $2 million. Dispositions, which include the DSD beverage business and a sauces and dressings business, after the start of the third quarter of 2008 reduced net sales by $24 million. The remaining net sales decrease of $9 million, or 1.8%, was due to unit volume declines for meat, bakery and beverage products partially offset by higher product pricing to cover the increase in key raw material costs across all categories. The positive pricing actions increased sales by approximately 4%. Overall net unit volumes decreased 6.3%. A decline in volumes for foodservice pizza dough was partially offset by growth in refrigerated dough and frozen bakery products. The decline in beverage volumes was driven by softness in traditional roast and ground and other coffee products due to competitive and economic pressures, while the decline in meat volumes was driven in part by the planned exit of certain lower margin business and demand softness.

Operating segment income decreased by $3 million, or 7.7%. The negative impact of the change in exit activities, asset and business dispositions decreased operating segment income by $3 million. Dispositions after the start of the third quarter of 2008 reduced operating segment income by $1 million. The remaining operating segment income increase of $1 million, or 5.4% was due to the favorable impact of pricing actions, continuous improvement savings, and lower selling, general and administrative costs, which were only partially offset by higher commodity and labor costs and lower unit volumes.

First Nine months –

Net sales decreased by $11 million, or 0.7%. Changes in foreign currency, primarily the Canadian dollar, decreased net sales by $4 million. Dispositions after the start of 2008 reduced net sales by $41 million. The remaining net sales increase of $34 million, or 2.1% was due to higher product pricing to cover the increase in key raw material costs across all categories and an improved product sales mix. The positive pricing actions increased sales by approximately 6%. These increases were partially offset by unit volume declines for beverage, meat and bakery products. Overall net unit volumes decreased 3.9%. The decline in beverage volumes was driven by softness in traditional roast and ground and other coffee products due to competitive and economic pressures, while the decline in meat volumes was driven in part by the planned exit of certain lower margin business as well as demand softness. A slight decline in volumes for bakery products was driven by volume softness in foodservice pizza dough offset by growth in refrigerated dough and frozen bakery products.

Operating segment income decreased by $90 million due to the impact of a $107 million impairment charge related to goodwill associated with the beverage business. The net impact of the change in exit activities, asset and business dispositions increased operating segment income by $1 million. Dispositions after the start of 2008 reduced operating segment income by $2 million. The remaining operating segment income increase of $18 million, or 18.3% was due to the favorable impact of pricing actions, continuous improvement savings and lower selling, general and administrative costs, which were only partially offset by higher commodity and labor costs and lower unit volumes.

International Beverage

	Quarter Ended				Nine months Ended
(In millions)	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change
Net Sales	$736	$807	$(71)	(8.8)%	$2,280	$2,334	$(54)	(2.3)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$131	$(131)		$—	$150	$(150)
Acquisition/disposition	11	2	9		20	7	13

Total	$11	$133	$(122)		$20	$157	$(137)

Operating segment income	$130	$129	$1	0.3%	$378	$375	$3	0.8%

Increase/(decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$18	$(18)		$—	$19	$(19)
Exit activities, asset and business dispositions	(4)	1	(5)		(6)	(1)	(5)
Transformation/Accelerate charges	(2)	(2)	—		(6)	(6)	—
Accelerated depreciation	—	—	—		—	(1)	1
Curtailment gain	—	—	—		12	—	12
Acquisitions/dispositions	(5)	—	(5)		—	—	—

Total	$(11)	$17	$(28)		$—	$11	$(11)

Gross margin %	40.4%	40.6%		(0.2)%	40.2%	41.0%		(0.8)%

Third Quarter –

Net sales decreased by $71 million, or 8.8%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, decreased reported net sales by $131 million, or 17.5%. The acquisition of a beverage business in Brazil, net of dispositions after the start of the third quarter of 2008, increased sales by $9 million, or 1.0%. The remaining increase in net sales of $51 million, or 7.7%, resulted from increased green coffee export sales in Brazil, price increases to offset higher commodity costs, and a favorable sales mix shift. Pricing actions represented approximately 2% of the increase in net sales. Unit volumes were virtually flat with a decline of 0.1% as volume growth in single serve coffee, instants and coffee concentrates were offset by declines in roast and ground. Retail volumes in Europe decreased due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, which was partially offset by increases in single serve coffee volumes due to improvements in France and Germany. The volume declines in Europe were partially offset by improved volumes in Brazil during the quarter. Unit volumes in the foodservice channel decreased despite the growth in concentrates in Europe.

Operating segment income increased by $1 million, or 0.3%. Changes in foreign currency exchange rates decreased operating segment income by $18 million, or 17.3%. The net impact of the change in exit activities, asset and business dispositions and transformation/Accelerate charges decreased operating segment income by $5 million. Acquisitions net of dispositions after the start of the third quarter of 2008 decreased operating segment income by $5 million. The remaining operating segment income increase of $29 million, or 25.7% was due to positive pricing actions, a favorable shift in sales mix and the benefits of continuous improvement programs, and lower MAP expenses as well as other selling, general and administrative costs which were partially offset by higher green coffee costs and higher costs for packaging and energy, and losses associated with foreign exchange derivative contracts.

First Nine months –

Net sales decreased by $54 million, or 2.3%. The impact of foreign currency changes, particularly in the European euro, Brazilian real, Australian dollar, and British pound, decreased reported net sales by $150 million, or 6.7%. Acquisitions net of dispositions after the start of 2008 increased sales by $13 million, or 0.6%. The remaining increase in net sales of $83 million, or 3.8% resulted from price increases to offset higher commodity costs, a favorable sales mix shift, and increased green coffee export sales in Brazil, which were partially offset by lower unit volumes. Pricing actions represented approximately 3% of the overall increase in net sales. Unit volumes decreased 3.2% due to declines in the retail channel in both Europe and Brazil. Retail volumes in Europe decreased due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as the weak economic conditions throughout Europe, partially offset by growth in single serve coffee in France and Germany. Unit volumes declined in Brazil due in part to prior price increases. Unit volumes in the foodservice channel increased slightly due in part to the growth in concentrates in Europe.

Operating segment income increased by $3 million, or 0.8%. Changes in foreign currency exchange rates decreased operating segment income by $19 million, or 5.0%. The net impact of the change in exit activities, asset and business dispositions, transformation/Accelerate charges and accelerated depreciation decreased operating segment income by $4 million. Operating results were favorably impacted by a $12 million curtailment gain related to postretirement benefit plan changes. The remaining operating segment income increase of $14 million, or 3.6% was due to pricing actions, a favorable shift in sales mix, and the benefits of continuous improvement programs, which were partially offset by the impact of higher green coffee costs and the decline in unit volumes.

International Bakery

	Quarter Ended				Nine months Ended
(In millions)	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change
Net Sales	$178	$231	$(53)	(23.2)%	$603	$686	$(83)	(12.1)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$32	$(32)		$—	$36	$(36)
Disposition	—	4	(4)		—	11	(11)

Total	$—	$36	$(36)		$—	$47	$(47)

Operating segment income (loss)	$11	$17	$(6)	(29.5)%	$7	$39	$(32)	(81.7)%

Increase/(decrease) in operating segment income (loss) from
Changes in foreign currency exchange rates	$—	$2	$(2)		$—	$2	$(2)
Exit activities, asset and business dispositions	(1)	—	(1)		(29)	(7)	(22)
Transformation/Accelerate charges	—	—	—		(1)	(1)	—
Disposition	—	—	—		—	(1)	1

Total	$(1)	$2	$(3)		$(30)	$(7)	$(23)

Gross margin %	37.6%	37.1%		0.5%	37.6%	38.0%		(0.4)%

Third Quarter –

Net sales decreased by $53 million, or 23.2%. The impact of foreign currency changes in the European euro and Australian dollar decreased reported net sales by $32 million, or 12.8%. A disposition subsequent to the start of the third quarter of 2008 reduced net sales by $4 million, or 1.3%. The remaining net sales decrease of $17 million, or 9.1%, was the result of unit volume declines. The negative impact of the volume declines was partially offset by price increases in response to higher commodity costs, which increased net sales by approximately 3%. Net unit volumes decreased 12.5% due to a decline in fresh bread volumes in Spain, as a result of the loss of some private label business as well as a reduction in branded sales due in part to economic and competitive pressures; and a decrease in refrigerated dough volumes in Europe. These volume declines were partially offset by increased volumes in Australia.

Operating segment income decreased by $6 million, or 29.5%. Changes in foreign currency rates decreased operating segment income by $2 million, or 9.0%. The net change in exit activities, asset and business dispositions and transformation/Accelerate charges decreased operating segment income by $1 million. The remaining decrease in operating segment income was $3 million, or 17.0%, as the impact of lower unit volumes, and higher costs associated with key raw materials were partially offset by price increases, continuous improvement savings and lower SG&A costs due to cost control efforts.

First Nine months –

Net sales decreased by $83 million, or 12.1%. The impact of foreign currency changes, particularly in the European euro and the Australian dollar, decreased reported net sales by $36 million, or 5.0%. A disposition subsequent to the start of 2008 reduced net sales by $11 million, or 1.4%. The remaining net sales decrease of $36 million, or 5.7%, was the result of unit volume declines and an unfavorable sales mix shift. These negative factors were partially offset by price increases in response to higher commodity costs, which increased net sales by approximately 7%. Net unit volumes decreased 11.7% due to a decline in fresh bread volumes in Spain as a result of the loss of some private label business as well as a reduction in branded sales due in part to economic and competitive pressures; a decrease in refrigerated dough volumes in Europe due to soft peak season sales; and a volume decline in Australia due in part to the planned exit of certain lower margin business.

Operating segment income decreased by $32 million, or 81.7%. The net change in exit activities, asset and business dispositions and transformation/Accelerate charges decreased operating segment income by $22 million, while a disposition subsequent to the start of 2008 increased operating segment income by $1 million. Changes in foreign currency rates decreased operating segment income by $2 million, or 3.1%. The remaining decrease in operating segment income was $9 million, or 19.2%, as the impact of lower unit volumes, higher costs associated with key raw materials, and an unfavorable sales mix shift were partially offset by price increases, continuous improvement savings and lower SG&A costs due to cost control efforts.

International Household and Body Care

	Quarter Ended				Nine months Ended
(In millions)	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change	Mar. 28, 2009	Mar. 29, 2008	Change	Percent Change
Net Sales	$459	$571	$(112)	(19.7)%	$1,511	$1,674	$(163)	(9.8)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$93	$(93)		$—	$140	$(140)

Operating segment income	$57	$77	$(20)	(26.2)%	$160	$198	$(38)	(18.9)%

Increase/(decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$12	$(12)		$—	$21	$(21)
Exit activities, asset and business dispositions	(5)	—	(5)		(11)	—	(11)
Transformation/Accelerate charges	(1)	(3)	2		(3)	(6)	3
Curtailment gain	—	—	—		5	—	5

Total	$(6)	$9	$(15)		$(9)	$15	$(24)

Gross margin %	46.7%	49.1%		(2.4)%	47.0%	49.2%		(2.2)%

Third Quarter –

Net sales decreased by $112 million, or 19.7%. The impact of changes in foreign currency exchange rates, particularly the European euro, British pound and Indian rupee, decreased reported net sales by $93 million, or 15.6%. The remaining net sales decrease of $19 million, or 4.1%, was due to the impact of lower unit volumes. Unit volumes decreased 6.7% for the four core categories – shoe care, body care, air care and insecticides – declines in air care products were due to weakness in Western Europe and the U.K. as a result of competitive pressures and a deteriorating economic environment; declines in shoe care products were due to weakness in the U.S. and Russia; and declines in unit volumes of insecticides were due to shortfalls in Russia and Western Europe partially offset by growth in India. These volumes declines were partially offset by increases in body care products, driven by higher volumes for bath and shower products.

Operating segment income decreased $20 million, or 26.2%. Changes in foreign currency exchange rates decreased operating segment income by $12 million, or 14.4%. The net change in exit activities, asset and business dispositions and transformation/Accelerate charges decreased operating segment income by $3 million. The remaining operating segment income decrease of $5 million, or 7.2%, was due to lower unit volumes and higher raw material and manufacturing costs, which were partially offset by lower media advertising and promotion expense and savings from continuous improvement initiatives.

First Nine months -

Net sales decreased by $163 million, or 9.8%. The impact of changes in foreign currency exchange rates, particularly the British pound, European euro and Indian rupee, decreased reported net sales by $140 million, or 8.3%. The remaining net sales decrease of $23 million, or 1.5%, was primarily due to a decline in unit volumes partially offset by the favorable impact of price increases. Pricing actions increased net sales by approximately 1%. Unit volumes decreased 2.4% for the four core categories – shoe care, body care, air care and insecticides – increases in unit volumes of insecticides, driven by growth in Western Europe, due in part to improved weather conditions, and India; and increases in body care products, driven by growth in both deodorant and bath and shower products; were offset by declines in shoe care products, due to weakness in the U.S. and Russia; and declines in air care products due to weakness in Western Europe and the U.K. as a result of competitive pressures and a deteriorating economic environment.

Operating segment income decreased $38 million, or 18.9%. Changes in foreign currency exchange rates decreased operating segment income by $21 million, or 9.6%. The net change in exit activities, asset and business dispositions and transformation/Accelerate charges decreased operating segment income by $8 million. Operating results were favorably impacted by a $5 million curtailment gain related to postretirement benefit plan changes. The remaining operating segment income decrease of $14 million, or 7.7%, was due to lower unit volumes, higher raw material and manufacturing costs and an unfavorable sales mix, which were partially offset by lower media advertising and promotion expense and savings from continuous improvement initiatives.

Financial Condition

Cash from Operating Activities

In the first nine months of 2009, $303 million of cash was generated by operating activities as compared to $238 million in the first nine months of 2008. The increase in cash generated by operating activities on a year-over-year basis is due to a decrease in the cash used to fund working capital needs. This decrease in working capital was due in part to lower levels of inventory and accounts receivables, as well as a reduction in cash paid for interest and income taxes. These reductions were partially offset by a $133 million increase in the cash used to fund a reduction in accounts payable. The benefits generated from lower working capital levels were partially offset by an $87 million increase in cash contributions to pension plans as compared to the prior year.

Cash from Investment Activities

Cash used by investment activities was $173 million in the first nine months of 2009 as compared to $120 million in the comparable period of 2008. The increase in cash used by investment activities was due to a $214 million increase in cash used for derivative transactions in 2009, due in part to an increase in the number of mark-to-market derivative transactions and an increase in cash paid on the settlement of foreign exchange contracts, the majority of which were related to hedges of foreign currency balance sheet exposures. This increased use of cash was partially offset by a $114 million reduction in expenditures for the purchases of property, equipment, software and other intangibles, from $350 million in 2008 to $236 million in 2009. In addition, the cash received from contingent sale proceeds in the first nine months of 2009 was $20 million higher, solely due to changes in foreign currency exchange rates. The corporation also received $55 million related to the disposition of a portion of the foodservice beverage business and a sauces and dressings business, which was partially offset by $10 million of cash paid for the acquisition of a coffee business in Brazil in 2009.

Cash from Financing Activities

Net cash used in financing activities was $529 million during the first nine months of 2009 as compared to $1,540 million in the prior year period. The year-over-year decline in cash used was due to a $663 million reduction in cash used to repay long-term debt and a $212 million reduction in cash used to repurchase common stock. In 2008, the corporation repaid $1,003 million of long-term debt that matured during the first nine months using cash on hand, while in the first nine months of 2009, $340 million of cash was used to repay long-term debt using the proceeds from additional borrowings of long-term debt. During the first nine months of 2008, the corporation repurchased $315 million of common stock, while in the first nine months of 2009 the corporation repurchased $103 million of common stock. The cash dividends paid were virtually the same in both years, $226 million in 2009 and $222 million in 2008.

Liquidity

Notes Payable/Cash and Equivalents

Notes payable consists primarily of commercial paper obligations. The balance of notes payable at March 28, 2009 of $24 million was $256 million lower than the amount reported at June 28, 2008. The corporation had cash and cash equivalents on the balance sheet at March 28, 2009 of $665 million, which was $619 million lower than the balance at June 28, 2008, due in part to the use of cash to repay debt, repurchase stock and pay dividends as well as the $220 million negative impact of changes in foreign currency exchange rates, as a large portion of the cash is denominated in euros. Despite the recent reduced liquidity in the credit markets, the corporation has been able to continue using the commercial paper market to fund short-term borrowing needs.

Credit Facility and Credit Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. At March 28, 2009, the corporation did not have any borrowings outstanding under the credit facility and the facility does not mature or terminate upon a credit rating downgrade.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of March 28, 2009, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB+	A-2	Negative
Moody’s Investors Service	Baa1	P-2	Stable
FitchRatings	BBB	F-2	Positive

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

Debt

The corporation’s total long-term debt increased $27 million in the first nine months of 2009, from $2,908 million at June 28, 2008, to $2,935 million at March 28, 2009, as a result of a new 2-year financing arrangement for 285 million euros at EURIBOR plus 1.75% that was entered into in January 2009 partially offset by the repayment of $340 million of maturing long-term debt during the first nine months and the impact of changes in foreign currency exchange rates.

The corporation’s total long-term debt of $2,935 million is due to be repaid as follows: $164 million in the remainder of 2009; $51 million in 2010; $403 million in 2011; $1,159 million in 2012; $529 million in 2013; $21 million in 2014; and $608 million thereafter. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows. Approximately 265 million euros of debt matured in December 2008 was repaid during the second quarter. In January 2009, the corporation entered into a new 2-year financing arrangement for 285 million euros at EURIBOR plus 1.75%.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of approximately 70% fixed-rate debt as of March 28, 2009, as compared with 66% as of June 28, 2008. The increase in fixed-rate debt at March 28, 2009 versus June 28, 2008 is due to the repayment of the variable rate euro debt noted above. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Covenants

The corporation’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the corporation is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income adjusted for interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended March 28, 2009, the corporation’s interest coverage ratio was 9.5 to 1.0.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $31 million in the remainder of 2009; $87 million in 2010; $69 million in 2011; $46 million in 2012; $32 million in 2013; $23 million in 2014; and $85 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $7 million in the remainder of 2009; $27 million in 2010; $21 million in 2011; $16 million in 2012; $14 million in 2013; $12 million in 2014; and $39 million, thereafter.

Future Contractual Obligations and Commitments

During 2007, the corporation exited a U.S. meat production plant that included a hog slaughtering operation. Certain purchase contracts for the purchase of live hogs at this facility were not exited or transferred after the closure of the facility. Currently, these contracts represent a remaining purchase commitment of approximately 700 thousand hogs through June 2012, approximately 50% of which will expire by December 2009. Under the terms of these contracts, the corporation will continue to purchase these live hogs and therefore, the corporation has entered into a hog sales contract under which these hogs will be sold to another slaughter operator. The corporation’s purchase price of these hogs is generally based on the price of corn products, and the corporation’s selling price for these hogs is generally based on USDA posted hog prices. Divergent movements in these indices will result in either gains or losses on these hog transactions. Expected losses from these hog purchase commitments are recognized when we determine the loss is probable of occurring.

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

In the first nine months of 2009, the corporation contributed $235 million to these defined benefit pension plans and the corporation anticipates that approximately $265 million of cash contributions will be made for the entire fiscal year. It is anticipated that the pension contributions expected to be made in 2010 will be approximately the same as the amount expected to be contributed in 2009. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2009 and 2010 may be materially different from the current estimate. The Significant Accounting Policies section and Note 19—Defined Benefit Pension Plans to the Consolidated Financial Statements, that are incorporated into the corporation’s 2008 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

The corporation participates in various multi-employer pension plans that provide retirement benefits to certain employees covered by collective bargaining agreements (MEPP). MEPPs are managed by trustee boards comprised of participating employer and labor union representatives, and participating employers are jointly responsible for any plan underfunding. The corporation’s MEPP contributions are established by the applicable collective bargaining agreements; however, our required contributions may increase based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. Factors that could impact the funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition to regular scheduled contributions, the corporation could be obligated to make additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These complete or partial withdrawal liabilities would be triggered if the corporation ceases to make contributions to that MEPP, either completely or with respect to only one or more collective bargaining units. The withdrawal liability would equal the corporation’s proportionate share of the unfunded vested benefits, based on the year in which the withdrawal liability is triggered. The corporation believes that certain of the MEPPs in which we participate have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, such as the corporation’s decision to close a plant or the dissolution of a collective bargaining unit, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. The corporation’s regular scheduled contributions to MEPPs totaled $48 million in 2008, $47 million in 2007 and $45 million in 2006. The corporation incurred withdrawal liabilities of approximately $31 million in 2009, and immaterial amounts in 2008 and 2007.

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

At the end of 2008, the corporation had a deferred tax liability of approximately $125 million for future repatriation actions that had not yet been completed at the end of 2008 but will be completed in 2009. However, due to favorable foreign currency fluctuations, the corporation currently estimates that the cost of such repatriation actions associated with 2008 earnings will be approximately $109 million. The corporation estimates that the tax cost for the repatriation of a portion of 2009 foreign earnings to the U.S. is approximately $56 million, with the majority of these taxes expected to be paid in 2010.

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

Transformation/Accelerate Liabilities

The corporation has recognized amounts for transformation, Project Accelerate and other restructuring charges. At March 28, 2009, the corporation had recognized cumulative liabilities of approximately $107 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

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

The material guarantees, within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is approximately $16 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

Third quarter 2009
Interest rates	$30	$30	1 day	95%
Foreign exchange	48	47	1 day	95

Fiscal Year End 2008
Interest rates	$16	$18	1 day	95%
Foreign exchange	35	27	1 day	95

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the third quarter of 2009 and the end of 2008, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $24.6 million and $16.0 million, respectively.

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

Issued but not yet Effective Accounting Standards

Accounting for Defined Benefit Pension and Other Postretirement Plans – In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” In accordance with the provisions of SFAS 158, a portion of the requirements have been adopted in 2007 and the remainder will be adopted in 2009, as described below. SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The company has recognized the funded status of its defined benefit pension and other postretirement benefit plans at the end of 2007.

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

Minority Interests – In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the corporation at the beginning of 2010. The corporation is evaluating the provision of this new standard; however, we currently believe the adoption of SFAS 160 will not have a material impact on the consolidated financial statements.

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

•

Sara Lee’s international operations, such as (vii) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the European euro, given Sara Lee’s significant concentration of business in Western Europe; (viii) Sara Lee’s generation of a high percentage of its earnings from businesses outside the U.S. and costs to remit these foreign earnings into the U.S. to fund Sara Lee’s domestic operations; (ix) the impact on Sara Lee’s business of its announcement that it is reviewing strategic options for its international household and body care business and any decision made as a result of such review ; and (x) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

•

Previous business decisions, such as (xi) Sara Lee’s ability to generate margin improvement through continuous improvement initiatives and transitioning the entire organization to a common information technology system and the risk that the transition to a common information technology system will be disruptive to the business; (xii) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, particularly its worldwide bakery business, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows, which could impact future impairment analyses; (xiii) credit ratings issued by the three major credit rating agencies and the impact these ratings have on Sara Lee’s cost to borrow funds and access to capital/debt markets; (xiv) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (xv) changes in the expense for and contingent liabilities relating to multi-employer pension plans in which Sara Lee participates.

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

As described in Sara Lee’s annual report on Form 10-K for the fiscal year ended June 28, 2008, Sara Lee is a defendant in a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, captioned In re Sara Lee Securities Litigation (the “Federal Suit”). The Federal Suit also names as defendants a former chairman, president and chief executive officer and the chief financial officer of Sara Lee. The complaint asserts that the defendants misstated or omitted material adverse facts regarding Sara Lee’s business, operations, management, and financial statements, and the value of Sara Lee’s common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants to increase their bonus compensation, and caused the class to purchase the stock at artificially inflated prices.

On October 19, 2005, defendants filed a motion for judgment on the pleadings based on the plaintiffs’ failure to adequately plead loss causation. On July 10, 2006, the defendants’ motion was granted and the Federal Suit was dismissed. On July 24, 2006, plaintiffs moved for relief from final judgment and for leave to amend their complaint. Although plaintiffs’ motion is still pending, Sara Lee believes that the allegations in the Federal Suit are without merit. No future court date has been scheduled.

Also as described in Sara Lee’s annual report on Form 10-K for the fiscal year ended June 28, 2008, two purported Sara Lee stockholders filed separate individual and derivative actions in the Circuit Court of Cook County, Illinois against Sara Lee, its Board of Directors and certain of its officers for purported breaches of fiduciary duty relating to the allegations that the defendants misstated or omitted material adverse facts regarding Sara Lee’s business, operations, management, and financial statements, and the value of Sara Lee’s common stock (the “Derivative Suit”). One complaint also contained a count against Sara Lee’s former chairman, president and chief executive officer and former chief financial officer for breach of fiduciary duty related to their alleged insider trading. The now consolidated action was amended on November 13, 2006 to add three new causes of action for alleged abuse of control, waste of corporate assets and unjust enrichment. The amended complaint seeks damages in an unspecified amount, and attorneys’ fees and expenses, punitive damages and interest.

On May 10, 2007, the Court granted the defendants’ motion to dismiss the Derivative Suit based on ground that plaintiffs failed to make a pre-suit demand upon the company’s Board of Directors; however, instead of an outright dismissal, the Court stayed entry of its order to allow plaintiffs the opportunity to make a demand on the company’s current Board of Directors. On November 15, 2007, the current Board of Directors received the plaintiffs’ demand. The demand letter attached the November 13, 2006 amended complaint but substituted a new plaintiff. In December 2007, the Board of Directors formed a special committee of disinterested directors to investigate plaintiffs’ demand. The special litigation committee’s report was issued on January 29, 2009, recommending that no claims be asserted against anyone related to the matters raised in plaintiffs’ demand. The case is set for status on June 4, 2009.

Before the special litigation committee issued its report, Sara Lee received a settlement demand from the class plaintiffs (“class plaintiffs”) in the Federal Suit. By agreement with class plaintiffs’ counsel, we deferred responding to the demand until after the special litigation committee issued its report and counsel in the Derivative Suit determined whether they are interested in participating in a global mediation of both the Federal Suit and the Derivative Suit together.

Recently, we received a settlement demand from the plaintiffs in the Derivative Suit. Counsel for the class plaintiffs and Sara Lee have mutually selected a mediator. We have reported to the court the parties’ intent to mediate. We anticipate engaging in a one-day mediation in an effort to achieve a global resolution of both the Federal Suit and the Derivative Suit. The mediation has been scheduled for June 10, 2009.

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

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table outlines purchases of shares of Sara Lee’s common stock by Sara Lee that were completed during the third quarter of fiscal 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
December 28, 2008 to January 31, 2009	—	$—	—	13,459,121
February 1, 2009 to February 28, 2009	—	—	—	13,459,121
March 1, 2009 to March 28, 2009	—	—	—	13,459,121
Total	—	—	—	13,459,121

(1)	The corporation has a continuing share repurchase program under which the corporation may repurchase shares of common stock in either open market or private transactions. As announced on August 4, 2005, the Board of Directors increased the number of shares authorized under this program by an additional 100 million shares. At March 28, 2009, 13.5 million shares remain authorized for repurchase under this program. There is no expiration date for the program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

	By:	/s/ Thomas S. Shilen, Jr.
Thomas S. Shilen, Jr.
Senior Vice President and Controller

DATE: May 7, 2009