Form 10-K
period 2009-06-27
Sara Lee Corp
filed 2009-08-26
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2009

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 26, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.5 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).

On August 1, 2009, the registrant had outstanding 695,658,410 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended June 27, 2009 are incorporated by reference into Parts I, II and IV of this Form 10-K, and are filed as Exhibit 13. Portions of the registrant’s Proxy Statement for its 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Sara Lee Corporation (“Sara Lee,” “we,” “our” or the “Company”) is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world focused primarily on the meats, bakery, beverage and household products categories. The Company was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985. Sara Lee’s principal executive offices are located in Downers Grove, Illinois.

Sara Lee’s operations are organized around six business segments—North American Retail, North American Fresh Bakery, North American Foodservice, International Beverage, International Bakery, and International Household and Body Care. Results of operations for all periods are presented based upon this reporting structure.

North American Retail

North American Retail sells a variety of packaged meat and frozen bakery products to retail customers in North America. Products include hot dogs and corn dogs, breakfast sausages, breakfast convenience items, including breakfast sandwiches and bowls, smoked and dinner sausages, premium deli and luncheon meats, bacon, cooked hams and frozen pies, cakes, cheesecakes and other desserts. Our significant brands include Hillshire Farm, Ball Park, Jimmy Dean, Sara Lee and State Fair. The North American Retail segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

Substantially all of the sales of the North American Retail business are generated in the U.S. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains and generally are transacted through Sara Lee’s own sales force and outside brokers.

The primary raw materials for the segment’s products include pork, turkey, beef and chicken, which are purchased almost entirely from independent farmers and vendors. Sara Lee does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based on supply and demand in the marketplace.

The meats business is highly competitive, with an emphasis on product quality, innovation and value. New product innovations are a key component to success. The North American Retail segment competes with other international, national, regional and local companies in each of the product groups.

North American Retail’s business accounted for 21.4%, 19.8% and 21.1% of Sara Lee’s consolidated sales during fiscal years 2009, 2008 and 2007, respectively.

North American Fresh Bakery

North American Fresh Bakery sells a wide variety of fresh bakery products and specialty items to retail and institutional customers in North America. Products include bread, buns, bagels, rolls, muffins, specialty bread and cakes. Significant brands include Sara Lee, Earth Grains, Colonial, Rainbo, Holsum, IronKids, Mother’s, Sunbeam, Sun-Maid, San Luis Sourdough and Heiner’s. Certain brands are used under licensing arrangements; however sales of products sold under licensing arrangements represent less than 10% of total North American Fresh Bakery sales.

Substantially all of the North American Fresh Bakery’s sales are generated in the U.S. and are made in the retail channel to supermarkets, mass merchandisers and warehouse clubs, and to restaurants, schools and other institutional outlets. Sales are made through Sara Lee’s sales force, independent operators and independent wholesalers. The North American Fresh Bakery segment offers delivery directly to retail customer stores and warehouses through its direct store delivery system, which maintains approximately 4,400 delivery routes.

North American Fresh Bakery’s primary raw materials include wheat flour, gluten, yeast, sugar, corn syrup, butter, fruit, eggs and cooking oils, which are purchased from independent suppliers. Sara Lee does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports.

The bakery business is highly competitive, with an emphasis on product quality and freshness, service, innovation and value. The North American Fresh Bakery segment competes with other international, national, regional and local companies in each of the product groups and markets.

North American Fresh Bakery’s business accounted for 17%, 16.5% and 15.4% of Sara Lee’s consolidated sales during fiscal years 2009, 2008 and 2007, respectively.

North American Foodservice

North American Foodservice sells a variety of meat, bakery and beverage products to foodservice customers in North America. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, ham, beef, turkey, bread, pastries, bagels, rolls, muffins, refrigerated dough, frozen pies, cakes, cheesecakes, roast, ground and liquid coffee, cappuccinos, lattes and hot and iced teas. In addition, private label refrigerated dough products are sold to retail customers in North America.

During fiscal 2009, virtually all of the segment’s sales were generated in the U.S. Sales are made in the foodservice channel to distributors, restaurants, hospitals and other large institutions and, in the retail channel, private label refrigerated dough products are sold to grocery stores and mass merchandisers. Unit volumes in the North American Foodservice segment are generally a function of consumer eating patterns outside of the home.

The primary raw materials for North American Foodservice’s products include pork, turkey, beef, chicken, wheat flour, sugar, corn syrup, butter, fruit, eggs, cooking oils and green coffee beans, which are purchased from independent vendors and farmers. The North American Foodservice segment does not rely on any one vendor or small group of vendors for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports.

The North American Foodservice segment competes with other international, national, regional and local companies in each of its product categories.

North American Foodservice’s business accounted for 16.2%, 16.5% and 18% of Sara Lee’s consolidated sales during fiscal years 2009, 2008 and 2007, respectively.

International Beverage

International Beverage sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil. In Europe, some of the more prominent brands are Douwe Egberts, Senseo, Maison du Café, Marcilla, Merrild and Pickwick. In South America, significant brands include Café do Ponto, Café Caboclo, União and Café Pilão.

In fiscal 2009, 78% of the segment’s sales were generated in Western and Central Europe, 16% in Brazil and 6% in Asia/Pacific. Sales are made in both the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to distributors. The International Beverage segment also offers direct delivery to restaurants and warehouses through its direct delivery system.

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

Sara Lee’s International Beverage business accounted for 23.6%, 24.1% and 21.8% of Sara Lee’s consolidated revenues during fiscal years 2009, 2008 and 2007, respectively.

International Bakery

International Bakery sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia. Products include a variety of bread, buns, rolls, specialty bread, refrigerated dough and frozen desserts. The major brands under which International Bakery sells its products include Bimbo, CroustiPate, Ortiz, BonGateaux and Sara Lee.

During fiscal 2009, 87% of the segment’s sales were generated in Western Europe, while the remaining sales were generated in Australia. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to distributors and institutions. Sales generally are made through Sara Lee’s sales force and independent wholesalers. The International Bakery segment offers delivery directly to retail customer stores and warehouses through its direct store delivery system.

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

The International Bakery’s business accounted for 6.1%, 7.0% and 6.7% of Sara Lee’s consolidated revenues during fiscal years 2009, 2008 and 2007, respectively.

International Household and Body Care

International Household and Body Care sells products in four primary categories: body care, air care, shoe care and insecticides. Body care consists of soaps, shampoos, bath and shower products, deodorants, shaving creams and toothpastes, which are sold primarily in Europe under brands such as Sanex, Duschdas, Radox, Monsavon and Zendium. Air care provides air fresheners under the Ambi Pur brand in Europe, Australia, Africa and certain Asian countries. Shoe care includes polishes, cleaners, wax and insoles sold primarily under the Kiwi brand in many countries around the world. Insecticides are sold primarily in Europe and Asia under brands such as Vapona, Catch, GoodKnight, Bloom and Ridsect.

In fiscal 2009, 68% of the segment’s sales were generated in Western and Central Europe, 22% in the Asia/Pacific region, 5% in Africa and 5% in the U.S.

The International Household and Body Care business is highly competitive, with an emphasis on innovation, quality and value. Sara Lee competes with other international, national and regional companies.

Sara Lee’s International Household and Body Care segment accounted for 15.7% 17.3% and 17% of Sara Lee’s consolidated revenues during fiscal years 2009, 2008 and 2007, respectively.

On March 30, 2009, Sara Lee announced that it is reviewing strategic options for the International Household and Body Care business after receiving expressions of interest. Sara Lee currently is considering all alternatives for the segment, including the option to divest the business.

Customers

Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more business segments. Wal-Mart Stores, Inc. was Sara Lee’s largest customer in fiscal 2009, accounting for $1.5 billion, or 11.4%, of Sara Lee’s consolidated revenues. Each of our business segments sell to this customer, except International Bakery. Of our total sales to this customer, $907 million was generated by the North American Retail business and $393 million was generated by the North American Fresh Bakery business. Although no other single customer accounts for 10% or more of Sara Lee’s consolidated revenues, the loss of one of our major mass retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

Intellectual Property

Sara Lee is the owner of approximately 25,000 active trademark registrations and applications in countries around the world and believes that, as it continues to build brands globally, its trademarks are among its most valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. Sara Lee believes that its core brands are covered by trademark registrations in most countries of the world in which Sara Lee does business, and Sara Lee has an active program designed to ensure that its marks and other intellectual property rights are registered, renewed, protected and maintained. Some of Sara Lee’s products are sold under brands that have been licensed from third parties. Sara Lee also owns a number of valuable patents; however, it does not regard any segment of its business as being dependent upon any single patent or group of related patents. In addition, Sara Lee owns numerous copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality

Generally, seasonal changes in demand for certain Sara Lee products are offset by Sara Lee’s diverse product offerings. Seasonality in the North American Retail segment is balanced by the diverse offering of products that tends to offset seasonal changes in demand. For example, sales of grilling items, such as hot dogs and smoked sausage, increase during the summer months, and cocktail links, refrigerated pie and breakfast sausage sales increase during the winter holiday periods. Seasonality in the North American Fresh Bakery segment is driven by higher sales of buns and rolls in the summer grilling season. Seasonality in the North American Foodservice segment is balanced by a diverse offering of products to meet the consumer’s seasonal eating patterns. Sales of beverage products are higher in the second quarter due to higher consumer consumption in the winter months. The International Household and Body Care segment experiences higher sales in the second half of the fiscal year, as sales of insecticides increase in anticipation of the warmer summer months.

In total during fiscal 2009, 26% of Sara Lee’s consolidated net sales from continuing operations were recognized in the first quarter, 25.9% in the second quarter, 23.5% in the third quarter and 24.6% in the fourth quarter.

Regulations

Sara Lee’s North American Retail, North American Fresh Bakery and North American Foodservice operations, food products and packaging materials are subject to regulations administered by the U.S. Department of Agriculture and the Food and Drug Administration. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; and establish labeling standards and nutrition labeling requirements for food products. In addition, various states regulate these businesses by enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants and imposing their own food safety and labeling requirements on food products.

Sara Lee buys livestock, meat and poultry products and processed food ingredients from numerous sources based on factors such as price, quality and availability. Many of these products and processed food ingredients are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to U.S. Congressional and administrative review.

The food industry is highly regulated on a worldwide basis, and Sara Lee’s food operations outside the U.S. are subject to local and national regulations that are similar in nature to those applicable to our U.S. businesses. In some cases, Sara Lee’s food products are subject to international regulatory provisions, such as those of the European Union relating to labeling, packaging, food content, pricing, marketing and advertising and other areas.

Sara Lee’s global operations, like those of similar businesses, also are subject to various country specific federal, regional, state, and local environmental and safety laws and regulations including in the U.S., the Clean Water Act, Clean Air Act, Solid Waste Disposal Act (as amended by the Resource Conservation and Recovery Act), Comprehensive Environmental Response, Compensation and Liability Act, Emergency Planning Community Right-to-Know Act, Safe Drinking Water Act, Toxic Substances Control Act, the Federal Insecticide, Fungicide, and Rodenticide Act and the Occupational Safety and Health Act (collectively “ESH Laws”). These ESH Laws may require permits for the discharge of pollutants into the air or water; impose limitations on the discharge of pollutants into the air or water; require the installation of pollution control equipment; establish standards for the treatment, storage, transportation, and disposal of solid and/or hazardous wastes; impose obligations to investigate and remediate soil and/or groundwater contamination in certain circumstances; regulate storage tank use; require certain employee and facility safety programs; require reporting of certain information to a government and/or the public; and impose other requirements intended to protect the environment and employee and public health and safety.

While Sara Lee expects to make capital and other expenditures in compliance with ESH Laws, it does not anticipate that such compliance will have a material adverse effect on its consolidated results of operations, financial position or cash flows. Sara Lee has an ongoing program to monitor compliance with ESH Laws.

Employees

At the end of fiscal year 2009, Sara Lee employed approximately 41,000 employees worldwide.

Executive Officers of Sara Lee

Set forth below is certain information with respect to the current executive officers of Sara Lee. There are no family relationships between any of the executive officers listed below or between any of our executive officers and any of our directors.

Brenda C. Barnes, Age 55. Chairman and Chief Executive Officer of Sara Lee Corporation since October 2005, President and Chief Executive Officer from February 2005 to October 2005, and President and Chief Operating Officer from July 2004 to February 2005. She has served as a director of Sara Lee since July 2004. Ms. Barnes served as the Interim President of Starwood Hotels and Resorts (hotel chain) from November 1999 to March 2000, and President and Chief Executive Officer of PepsiCola North America (food and beverage manufacturer) from 1996 until 1998. Prior to that, she held various positions with several divisions of PepsiCo, Inc. from 1976 to 1996. She is a member of the Steering Committee of the Kellogg Center for Executive Women.

Stephen J. Cerrone, Age 50. Executive Vice President, Human Resources of Sara Lee Corporation since January 2007. Prior to joining Sara Lee, Mr. Cerrone served as Executive Vice President, Human Resources of JPMorganChase Corporation (financial services) from 2004 to 2007, and Executive Vice President, Human Resources of BankOne Corporation from 2003 until it merged with JPMorganChase in 2004. Prior to that, he was employed by Burger King Corporation (restaurant chain) from 1989 to 2004, most recently serving as its Executive Vice President, Worldwide Human Resources from 1999 to 2003, and as Vice President, Human Resources, Burger King Europe/Middle East/Africa from 1997 to 1999.

Christopher J. (CJ) Fraleigh, Age 46. Executive Vice President of Sara Lee Corporation since January 2007 and Chief Executive Officer, Sara Lee North American Retail and Foodservice since 2008. Mr. Fraleigh served as Chief Operating Officer, Sara Lee North America from November 2007 to 2008, Chief Executive Officer of Sara Lee Food & Beverage from January 2005 to November 2007, and as Senior Vice President of Sara Lee from January 2005 to January 2007. Prior to joining Sara Lee, Mr. Fraleigh was employed by General Motors Corporation (automobile manufacturer) as general manager of its GMC-Buick-Pontiac division during 2004 and as Executive Director of Advertising and Corporate Marketing from 2001 to 2004. He previously served as Vice President, Colas for PepsiCo, Inc. (food and beverage manufacturer) from 1999 to 2001. Mr. Fraleigh serves as a director of Darden Restaurants, Inc.

Mark A. Garvey, Age 45. Interim Chief Financial Officer of Sara Lee Corporation since May 2009 and Vice President of Sara Lee Corporation since October 2002. Mr. Garvey also has served as Senior Vice President, Finance since January 2009. Since joining Sara Lee in 1995, he has served in various positions of increasing responsibility including Chief Financial Officer of Sara Lee North America from 2008 to January 2009; Chief Financial Officer of Sara Lee International from 2006 to 2008; Senior Vice President, Internal Audit from 2005 to 2006; Vice President, Internal Audit from 2001 to 2005; and Executive Director, Corporate Development from 1999 to 2001.

B. Thomas Hansson, Age 49. Senior Vice President, Strategy and Corporate Development of Sara Lee Corporation since January 2007. Prior to joining Sara Lee, Mr. Hansson was employed by Booz Allen Hamilton (consulting firm) from 1987 to January 2007. Mr. Hansson was elected a partner of Booz Allen Hamilton in 1995 and he was based in London from 1987 to 1997 and in Los Angeles from 1997 until he joined Sara Lee.

Brett J. Hart, Age 40. Executive Vice President, General Counsel and Corporate Secretary of Sara Lee Corporation since June 2009; Vice President of Sara Lee Corporation since January 2006; Senior Vice President, Deputy General Counsel and Global Business Practices Officer from March 2005 to June 2009; Assistant General Counsel from October 2003 to March 2005. From June 2004 to June 2005, Mr. Hart also served as Acting Chief Counsel, Sara Lee Bakery Group. Prior to joining Sara Lee, Mr. Hart was a partner in the litigation department of the law firm of Sonnenschein Nath & Rosenthal from 2000 to 2003 and served as Special Assistant to the General Counsel of the U.S. Department of the Treasury from 1997 to 1999.

Vincent H.A.M. Janssen, Age 56. Executive Vice President of Sara Lee Corporation since August 2007 and Chief Executive Officer, International Household and Body Care since 2003. Mr. Janssen joined Sara Lee in 1992 as Director of Marketing and Sales for Douwe Egberts, the Netherlands. Since that time, he has held positions of increasing responsibility, including president of Douwe Egberts, the Netherlands, and Regional Vice President of Coffee and Tea with responsibility for all coffee and tea activities in the Netherlands, the U.K., Australia and Poland as well as the worldwide out-of-home coffee systems business. He was promoted to Senior Vice President of Sara Lee in January 2004.

James W. Nolan, Age 53. Executive Vice President of Sara Lee Corporation since January 2007 and Chief Executive Officer, Sara Lee Fresh Bakery since November 2007. Mr. Nolan joined Sara Lee in February 2005 as a Senior Vice President and Chief Executive Officer, Sara Lee Foodservice. Prior to joining Sara Lee, Mr. Nolan served as Executive Vice President, U.S. Operations of PepsiAmericas, Inc. (beverage manufacturer), from 2002 to February 2005, and as PepsiAmericas’ Senior Vice President—West Group from 2001 to 2002.

Mr. Nolan was employed by PepsiCo, Inc. (food and beverage manufacturer) and served as Senior Vice President, Sales and Market Development from 1998 to 2001 and as Chief Customer Officer/Senior Vice President National Sales from 1994 to 1998.

Frank van Oers, Age 50. Executive Vice President of Sara Lee Corporation and Chief Executive Officer, International Beverage and Bakery since August 2007. Mr. van Oers served as Chief Executive Officer of Sara Lee International’s Coffee & Tea division from July 2006 to August 2007 and was appointed a Senior Vice President of Sara Lee in August 2006. From April 2005 through July 2006, Mr. van Oers served as Chief Financial Officer of Sara Lee International and, from September 2003 to April 2005, he served as Regional Vice President and President of Douwe Egberts Coffee Systems International. Mr. van Oers joined Sara Lee in 1996 and has served in various positions of increasing responsibility, including as President of Douwe Egberts Coffee Systems Netherlands B.V. from 2000 to 2003, General Manager of Operations for Douwe Egberts Netherlands from 1999 to 2000, and Vice President of Finance, Administration and Information Technology of Douwe Egberts Netherlands from 1996 to 1999. Mr. van Oers also serves as a member of the Supervisory Board of Royal Wessanen nv.

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

•

current charters for the Audit, Compensation and Employee Benefits, and Corporate Governance, Nominating and Policy Committees of Sara Lee’s Board of Directors, under “About Sara Lee—Board of Directors—Committee Charters”

•	current charter of the Lead Independent Director, under “About Sara Lee—Corporate Governance—Charter of the Lead Independent Director”

•	procedures for communicating with Sara Lee’s Board of Directors, or the chair of any committee of the Board, under “About Sara Lee—Board of Directors—Contact Board of Directors”

A copy of Sara Lee’s Corporate Governance Guidelines, Global Business Standards, the charter of Sara Lee’s Audit, Compensation and Employee Benefits, or Corporate Governance, Nominating and Policy Committees or the charter of the Lead Independent Director will be sent to any stockholder without charge upon written request addressed to Sara Lee Corporation, Attn: Investor Relations Department, at 3500 Lacey Road, Downers Grove, Illinois, 60515-5424 or by calling (630) 598-8100.

Throughout this Annual Report on Form 10-K and as permitted by the SEC, Sara Lee “incorporates by reference” certain information from parts of other documents filed or to be filed with the SEC, including Sara Lee’s 2009 Annual Report to Stockholders and Sara Lee’s 2009 Proxy Statement. Readers of this Annual Report on Form 10-K are encouraged to read the information referenced in such other documents. Portions of Sara Lee’s 2009 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K, and full copies of Sara Lee’s 2009 Annual Report to Stockholders and 2009 Proxy Statement will be available, on or about September 16, 2009, on Sara Lee’s Web site, www.saralee.com, under “Investor Relations—Financial/SEC Information.”

Financial Information About Industry Segments

For financial reporting purposes, Sara Lee’s businesses are divided into six business segments: North American Retail, North American Fresh Bakery, North American Foodservice, International Beverage, International Bakery, and International Household and Body Care. Financial information about Sara Lee’s business segments is incorporated herein by reference to Note 22, “Business Segment Information,” to the Consolidated Financial Statements contained in Sara Lee’s 2009 Annual Report to Stockholders.

Financial Information About Foreign and Domestic Operations and Export Sales

Sara Lee’s foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee’s principal foreign subsidiary is Sara Lee International, B.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands (“Sara Lee International”). Sara Lee International has responsibility for managing the International Beverage, International Bakery and International Household and Body Care divisions of Sara Lee. International Household and Body Care’s operations are conducted by subsidiaries in over forty countries. The financial information about Sara Lee’s foreign and domestic operations in Note 23, “Geographic Area Information,” to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Sara Lee of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2009 Annual Report to Stockholders is incorporated herein by reference.

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

The branded food industry is intensely competitive. To maintain and increase our market positions, we may need to increase expenditures on media, advertising, promotions and trade spend, and introduce new products and line extensions. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or increasing our market share and could result in lower sales and profits.

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

Fluctuations in commodity prices could cause volatility in our operating costs and may reduce profits.

Our businesses use many different types of commodities and inputs, including beef, pork, coffee, wheat, corn, corn syrup, soybean and corn oils, butter, sugar and fuel. The prices of commodities we use are subject to volatility due to factors beyond our control, such as commodity market fluctuations, the availability of supply, weather, currency fluctuations, trade agreements among producing and consuming nations, consumer demand and changes in governmental agricultural programs. In fiscal 2009 and 2008, we experienced significant increases in the prices of our commodities and other inputs and, going forward, we expect to continue to experience additional price inflation and volatility in the prices of these commodities and other inputs. Commodity price increases directly impact our business by increasing the costs of raw materials used to make our products and the costs to manufacture, package and ship our products. Commodity price decreases indirectly impact our business by creating pressure to decrease our prices. We use commodity financial derivative instruments and forward purchase contracts to hedge some of our commodity price exposure, consistent with our overall risk management program. Over time, if commodity costs continue to increase, our operating costs will increase despite our commodity hedging program. Additionally, if we are not able to increase our product prices to sufficiently offset increased raw material costs, as a result of consumer sensitivity to pricing or otherwise, or if unit volume sales are significantly reduced due to price increases, it could have a material negative impact on our profitability. Conversely, if we are not able to maintain the prices of our products as commodity cost decrease, or if unit volume sales are significantly reduced due to our failure to decrease prices, it could have a material negative impact on our profitability.

We must leverage our brand value propositions to compete against private label products and maintain profitability during economic downturns.

In many product categories, we compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices. Consumers’ willingness to purchase our products will depend upon our ability to maintain consumer perception that our products are of a higher quality and provide greater value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. Furthermore, in periods of economic uncertainty, consumers tend to purchase more lower-priced private label or other economy brands, or to forego certain purchases altogether. We experienced this type of shift to lower-priced brands and delayed or foregone purchases during the turbulent economy in fiscal 2009. To the extent this trend continues, we could experience a reduction in the sales volume of our higher margin products, or a shift in our product mix to lower margin offerings.

If our food products become contaminated or mislabeled, we might need to recall those items and may experience product liability claims if consumers are injured.

Most of our products are sold for human consumption or personal use, which involves a number of legal risks. We may need to recall some of our products if they spoil, become contaminated, are tampered with or are mislabeled. A widespread product recall could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands. We also may be subject to liability if our products or operations violate applicable laws or regulations, or in the event our products cause injury, illness or death. In addition, we could be the target of claims that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. Even if a product liability or consumer fraud claim is unsuccessful or is without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image.

Our financial results are subject to currency fluctuations as a result of our significant international operations.

Almost half of our annual net sales are generated outside the United States. Our consolidated financial statements are prepared in U.S. dollars, while our international businesses report transactions in their respective local currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances. Sara Lee is particularly affected by fluctuations in the value of the U.S. dollar relative to the Euro and, to a lesser extent, relative to the Brazilian real, British pound and Australian dollar.

Current economic conditions may negatively impact demand for our products, which could adversely impact our sales and operating profit.

Economic and market conditions have deteriorated significantly in many locations in which Sara Lee operates, including the United States and Europe, and these difficult conditions may continue to exist for the foreseeable future. This deterioration has had and may continue to have a negative impact on our business. Economic uncertainty has created a shift in consumer preference toward private label products, and may result in increased pressure to reduce the prices for some of our products and/or limit our ability to increase or maintain prices. Purchases of discretionary items by consumers, including some of our products, could decline during times of economic uncertainty. In addition, certain of our reporting units, especially those carrying significant goodwill balances, indefinite lived intangibles or long-lived intangibles, could experience reduced profitability, which potentially could require us to recognize impairment charges. If any of these events occur, or if the unfavorable economic conditions continue, our sales and profitability could be adversely affected.

Our pension costs could substantially increase as a result of volatility in the equity markets or interest rates, and could be adversely impacted by other pension arrangements.

As of the latest measurement date in June 2009, the projected benefit obligation of Sara Lee’s defined benefit pension plans was $4.2 billion and total assets in such plans were $3.8 billion. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. For example, in fiscal 2010 we anticipate pension expense will increase approximately 85% primarily due to the devaluation of pension plan assets that occurred throughout fiscal 2009. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Sara Lee operates, the tax deductibility of amounts funded and arrangements made with the trustees of certain foreign plans. A significant increase in our pension funding requirements could have a negative impact on our results of operations.

Sara Lee also is a participating employer in various multi-employer pension plans that provide benefits to employees of multiple employers (“MEPP”). MEPPs are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a MEPP are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in many of these MEPPs substantially exceeds the value of the assets held in trust to pay benefits. As a result of our participation in MEPPs, we could experience greater volatility in our overall pension funding obligations because our obligations may be impacted by the funded status of the plan, the plan’s investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

If we don’t achieve targeted cost reductions and realize anticipated efficiencies from Project Accelerate, our results of operations and financial condition could be adversely affected.

Our future success and profitability depends in part on our ability to be efficient in the manufacture and distribution of our products and in processing transactions with our customers and vendors. To improve operational efficiency, in fiscal 2009 we launched a comprehensive initiative called “Project Accelerate,” which is designed to cut costs, improve margins and increase efficiency. One component of Project Accelerate is the outsourcing of significant portions of our North American and European financial transaction processing, global IT applications development and maintenance, and global indirect procurement activities. We expect this program and previous initiatives to generate significant savings that we can invest in our growth initiatives and our value-enhancing strategy. Our failure to generate significant cost savings and margin improvement from these initiatives could adversely affect our profitability and weaken our competitive position. Additionally, if the implementation of our outsourcing initiative is disruptive to our business, we could experience transaction errors, processing inefficiencies, and the loss of sales and customers, which could cause our business and results of operations to suffer.

If we pursue strategic acquisitions or divestitures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time, we evaluate potential acquisitions or divestitures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges, such as those relating to personnel and technology. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirors or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divesture activities may require us to recognize impairment charges. On March 30, 2009, we announced that we were reviewing strategic options for our International Household and Body Care business and we currently are considering all alternatives for that business segment, including potential divestiture. Our acquisition or divestiture activities also may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers.

Changes in our relationships with our major customers, or in the trade terms required by such customers, may reduce sales and profits.

Because of the competitive environment facing retailers, many of our customers have increasingly sought to improve their profitability through pricing concessions and increased promotional programs, more favorable trade terms and increased emphasis on private label products. This trend has become more pronounced with increasing retailer consolidation and the rise in hard discounters in Europe. To the extent we provide concessions or trade terms that are favorable to customers, our margins would be reduced. Further, if we are unable to continue to offer terms that are acceptable to our significant customers, such as Wal-Mart Stores Inc., our largest customer, or our customers determine that they need less inventory to service consumers, these customers could reduce purchases of our products or may increase purchases of products from our competitors, which would harm our sales and profitability.

New or more stringent governmental regulations could adversely affect our business.

Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us—such as the recently proposed food safety legislation that would require registration fees and mandatory product testing—could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, food safety practices and procedures in the meat processing industry recently have been subject to more intense scrutiny and oversight, and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation. Increased governmental regulation resulting in changes in industry practices as well as government led voluntary initiatives, such as the recent initiative by New York City to reduce sodium content, could increase our costs and reduce our margins.

Changes in our credit ratings may have a negative impact on our financing costs in future periods.

We have several credit facilities in place and Sara Lee’s credit rating is a significant factor that determines the pricing under these credit facilities. Negative changes in our credit ratings could increase our borrowing costs. In addition, our current short-term credit rating allows us to participate in a commercial paper market that has a large number of potential investors and a high degree of liquidity. We access the commercial paper market for daily funding requirements. A downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both.

The global nature of our business and the resolution of tax disputes creates volatility in our effective tax rate.

As a global business, Sara Lee’s tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the timing and recognition of goodwill impairments, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. As a result of the geographic mix of our business, we need to remit a significant portion of the earnings of our foreign operations to the U.S. each year. This has resulted in higher levels of tax expense and cash taxes paid.

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

In fiscal 2009, we generated approximately 45% of our sales and 60% of our operating segment income outside of the United States. In addition, approximately 54% of our total assets are located outside of the United States and we use non-U.S. third-party suppliers for inventory and distribution services. As a result, Sara Lee is subject to numerous risks and uncertainties relating to international sales and operations, including:

•	difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex laws, treaties and regulations;

•	different regulatory structures and unexpected changes in regulatory environments, including without limitation potentially negative consequences from changes in anti-competition and tax laws;

•	earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	the imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	political and economic instability, including the possibility of civil unrest, and the nationalization of properties by foreign governments.

The occurrence of any of these events in the markets where Sara Lee operates or in other developing markets could jeopardize or limit Sara Lee’s ability to transact business in those markets and could adversely affect our revenues and operating results.

Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Sara Lee’s corporate and North American headquarters are located in approximately 723,300 square feet of leased facilities. In addition, Sara Lee operates more than 253 food processing and consumer product manufacturing plants, warehouses and distribution facilities that each contains more than 20,000 square feet in building area. Sara Lee or its subsidiaries own most of these facilities, and the majority of the leased facilities are subject to lease terms of less than 10 years. Management believes that Sara Lee’s facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Sara Lee’s current business operations and that the loss of any single facility would not have a material adverse effect on the operations or financial results of Sara Lee or any of its lines of business.

The following table identifies the locations of Sara Lee facilities (owned or leased), by line of business, containing more than 20,000 square feet in building area.

North American Retail
United States facilities (14 states)	approximately 5.1 million square feet

North American Fresh Bakery
United States facilities (30 states)	approximately 7.2 million square feet

North American Foodservice
United States facilities (11 states)	approximately 2.3 million square feet

International Bakery
International facilities	approximately 2.1 million square feet

Australia	Portugal
France	Spain

International Beverage
International facilities	approximately 3.8 million square feet

Australia	Denmark	Hungary
Belgium	France	The Netherlands
Brazil	Germany	Poland
Czech Republic	Greece	Spain
Thailand

International Household and Body Care
United States facilities (1 state)	approximately 20 thousand square feet
International facilities	approximately 3.6 million square feet

China	Kenya	South Africa
Denmark	Malaysia	Spain
India	The Netherlands	Thailand
Indonesia	Philippines	United Kingdom
Italy	Poland	Zambia
Zimbabwe

Item 3. Legal Proceedings

Securities Litigation. As described in Sara Lee’s annual report on Form 10-K for fiscal year ended June 28, 2008, John Gallo, a purported Sara Lee stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on May 13, 2003. Subsequently, seven other putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division. The complaints name as defendants Sara Lee, C. Steven McMillan, former Chairman, President and Chief Executive Officer of Sara Lee, and Lambertus M. de Kool, former Executive Vice President and Chief Financial and Administrative Officer of Sara Lee. Each of the foregoing actions were consolidated in a single proceeding captioned In re Sara Lee Securities Litigation on July 18, 2003 (the “Federal Suit”). Judge Charles R. Norgle appointed co-lead plaintiffs and class counsel, who filed their consolidated amended complaint on January 20, 2004. The complaint in the Federal Suit alleges a class period from August 1, 2002 to April 24, 2003, and asserts that the defendants misstated or omitted material adverse facts regarding Sara Lee’s business, operations, management, and financial statements, and the value of Sara Lee’s common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants to increase their bonus compensation, and caused the class to purchase the stock at artificially inflated prices. The plaintiffs seek relief under Sections 10(b) and 20(a) of the United States Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

On October 19, 2005, defendants filed a motion for judgment on the pleadings based on the plaintiffs’ failure to adequately plead loss causation. On July 10, 2006, the defendants’ motion was granted and the Federal Suit was dismissed. On July 24, 2006, plaintiffs moved for relief from final judgment and for leave to amend their complaint. As discussed below, Sara Lee received a settlement demand and the parties are negotiating a settlement.

Also as described in Sara Lee’s annual report on Form 10-K for fiscal year ended June 28, 2008, two purported Sara Lee stockholders filed separate individual and derivative actions in the Circuit Court of Cook County, Illinois against Sara Lee, its Board of Directors and certain of its officers for purported breaches of fiduciary duty relating to the allegations that the defendants misstated or omitted material adverse facts regarding Sara Lee’s business, operations, management, and financial statements, and the value of Sara Lee’s common stock (the “Derivative Suit”). One complaint also contained a count against former Sara Lee officers Messrs. McMillan and de Kool for breach of fiduciary duty related to their alleged insider trading. The now consolidated Derivative Suit was amended on November 13, 2006 to add three new causes of action for alleged abuse of control, waste of corporate assets and unjust enrichment. The amended complaint seeks damages in an unspecified amount, and attorneys’ fees and expenses, punitive damages and interest.

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

Before the special litigation committee issued its report, Sara Lee received a settlement demand from the class plaintiffs (“class plaintiffs”) in the Federal Suit. By agreement with class plaintiffs’ counsel, we deferred responding to the demand until after the special litigation committee issued its report and counsel in the Derivative Suit determined whether they are interested in participating in a global mediation of both the Federal Suit and the Derivative Suit together. We subsequently received a settlement demand from the plaintiffs in the Derivative Suit and all the parties agreed to mediation.

A mediation was held on June 10, 2009, at which time an agreement in principle to settle both actions was reached by the parties. The bulk of the settlement will come from insurance proceeds; no settlement amounts will come from any individual director or officer. The settlement requires that Sara Lee implement and maintain a number of corporate governance enhancements directed toward promoting the continued best practices and high standards of corporate operations and financial reporting, and ensure the ongoing education and independence of Board members. The settlement expressly provides that there is no finding or admission of any wrongdoing whatsoever by Sara Lee or any of the individual defendants.

The parties in the Derivative Suit have agreed upon the necessary settlement documents, while the parties in the Federal Suit currently are negotiating and drafting the necessary settlement documents. In both cases, court approval is required before any settlement can be finalized and the litigation terminated. In the Derivative Suit, the final settlement hearing is scheduled for November 17, 2009. We anticipate that final approval and dismissal of both cases will be granted by calendar year end.

Retirement Plan. Sara Lee is a participating employer in the American Bakers Association Retirement Plan (the “ABA Plan”). In 1979, the Pension Benefit Guaranty Corporation (the “PBGC”) determined that the ABA Plan was an aggregate of single-employer pension plans, rather than a multiple-employer pension plan for purposes of Title IV of ERISA. Under the express terms of the ABA Plan’s governing documents, Sara Lee’s contributions can only be used to pay for benefits of its own employee-participants. In May 2006, the Company filed suit against the ABA Plan and its Trustees in the United States District Court for the District of Columbia, alleging that the ABA Plan’s terms had been violated by allowing other participating employers to maintain negative trust balances (thus using Sara Lee’s and other participating employer’s assets to pay the benefits of other employer’s employee-participants). The suit is styled: Sara Lee Corporation, et al. v. ABA Plan, et al.; Case No. 06-CV-0819-HHK. Sara Lee is one of the primary employer-participants in the ABA Plan.

On August 8, 2006, the PBGC published its determination on the status of the ABA Plan, and rescinded its 1979 determination, in which it found the ABA Plan to be an aggregate of single-employer plans. Sara Lee amended its initial complaint to add a cause of action against the PBGC challenging the legality of the PBGC’s 2006 determination. The PBGC’s position, if upheld, will inure to its financial benefit by allowing the PBGC to avoid assuming a substantial portion of the ABA Plan’s underfunding, which is approximately $60-$80 million. Such underfunding under the PBGC’s 2006 determination may now be shared by remaining ABA Plan employer-participants with positive balances, and Sara Lee estimates it could be held responsible for approximately half.

The PBGC moved for summary judgment on Sara Lee’s claim. Argument on the PBGC’s motion has been heard and we await a decision by the District Court for the District of Columbia. Sara Lee believes that the PBGC’s 2006 determination is without merit and will continue to vigorously defend the position that Sara Lee is responsible only for the obligations related to its current and former employees who participate in the ABA Plan.

Competition Law. During the past few years, competition authorities in various European countries and the European Commission have initiated investigations into the conduct of consumer products companies. These investigations usually continue for several years and, if violations are found, may result in substantial fines. In connection with these investigations, Sara Lee’s International Household and Body Care business operating in Europe has received requests for information, made employees available for interviews, and has been subjected to unannounced inspections by various competition authorities.

In 2006, competition authorities in France conducted unannounced inspections of Sara Lee’s International Household and Body Care offices in France in connection with alleged exchanges of confidential information or agreements on prices. In 2008, competition authorities in The Netherlands, Spain, and Italy conducted similar inspections of Sara Lee’s International Household and Body Care offices in those countries in connection with investigations of the same nature. Sara Lee also received requests for information from the Belgian competition authority regarding unspecified behavior in Belgium and from the European Commission regarding alleged anti-competitive behavior related to detergents in Europe.

In February 2008 the German cartel authorities fined Sara Lee International Household and Body Care Deutschland €5.45 million and imposed a limited fine on a sales manager of the business for alleged concerted price increase and exchange of confidential customer information. The fines were the result of an unannounced inspection in March 2007 and a subsequent investigation.

To date, except for the German case described above, no formal charges have been brought against Sara Lee concerning the substantive conduct that is the subject of these investigations. Our practice is to comply with all laws and regulations applicable to our business, including the antitrust laws, and to cooperate with the authorities. Based on currently available information, we may be subject to additional fines and, with respect to two of the investigations, it is likely that we will receive notices of fines by calendar year end. However at this time we are unable to estimate the impact of any such fines on our consolidated financial statements.

Environmental. Sara Lee is a party to various other pending legal proceedings and claims. Some of the proceedings and claims against Sara Lee are for alleged environmental contamination and arise under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”). CERCLA imposes liability, regardless of fault, on certain classes of parties that are considered to be responsible for contamination at a site. Although any one party can be held responsible for all the costs of investigation and cleanup, those costs are usually allocated among parties based on a variety of factors, such as the amount of waste each contributed to the site.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Sara Lee’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sara Lee’s common stock is traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. The principal market in the United States for our common stock is the New York Stock Exchange (“NYSE”). As of August 3, 2009, Sara Lee had approximately 67,091 holders of record of its common stock. Information regarding market prices on the NYSE and cash dividends paid on Sara Lee’s common stock during the past two fiscal years in Note 24, “Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements contained in Sara Lee’s 2009 Annual Report to Stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the fourth quarter of fiscal 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2009 to May 2, 2009	0	—	0	13,459,121
May 3, 2009 to May 30, 2009	0	—	0	13,459,121
May 31, 2009 to June 27, 2009	0	—	0	13,459,121
Total	0	—	0	13,459,121

(1)	Sara Lee has a continuing stock repurchase program under which it may repurchase shares of common stock in either open market or private transactions. On August 4, 2005, Sara Lee announced that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. At June 27, 2009, approximately 13.5 million shares remain authorized for repurchase under this program. There is no expiration date for the program.

Item 6. Selected Financial Data

Financial information for Sara Lee for the five fiscal years ended June 27, 2009 that appears under the heading “Financial Summary” in Sara Lee’s 2009 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements, and the information appearing under the heading “Financial Review,” contained in Sara Lee’s 2009 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” in Sara Lee’s 2009 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” in Sara Lee’s 2009 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related Notes to Financial Statements of Sara Lee contained in Sara Lee’s 2009 Annual Report to Stockholders and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls

Sara Lee’s Chief Executive Officer and Interim Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Sara Lee’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) and, based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting

Management’s report on Sara Lee’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and the related Report of Independent Registered Public Accounting Firm, are contained in Sara Lee’s 2009 Annual Report to Stockholders under the headings “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 27, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Sara Lee recognized non-cash, pre-tax impairment charges of $207 million in the fourth quarter of 2009 related to goodwill balances, trademarks and assets at the Spanish bakery business unit. For more information see Note 3, “Impairment Charges,” to the Consolidated Financial Statements contained in Part I of this Form 10-K, which is hereby incorporated by reference.

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

Code of Ethics

Sara Lee’s Global Business Standards, its written corporate code of business conduct and ethics, embodies Sara Lee’s long-standing history of requiring adherence to high standards of ethical conduct and business practices. The Global Business Standards are available on Sara Lee’s Web site at www.saralee.com under “About Sara Lee—Global Business Practices.” All of Sara Lee’s officers, directors and employees, including its Chief Executive Officer, Interim Chief Financial Officer and principal accounting officer, are required to comply with the Global Business Standards. If the Global Business Standards are amended, or if Sara Lee grants a waiver from a provision of the Global Business Standards to a Sara Lee executive officer or director, Sara Lee promptly will post such information on its Web site in accordance with SEC rules.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement under the following headings is incorporated herein by reference: “Sara Lee Stock Ownership by Certain Beneficial Owners” and “Sara Lee Stock Ownership by Directors and Executive Officers.”

Equity Compensation Plan Information Table

The following table provides information as of June 27, 2009 regarding the number of shares of Sara Lee common stock that may be issued under Sara Lee’s equity compensation plans. The number of shares and the exercise price of options, performance stock units and restricted stock units reported in the table, and the share numbers in the narrative related to the table, have been adjusted to reflect Sara Lee’s September 2006 spin-off of Hanesbrands Inc., its branded apparel business, into an independent publicly-traded company.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,244,168	(2)(3)	$17.557	(2)(3)	92,108,153	(4)
Equity compensation plans not approved by security holders (5)	291,518	(6)	$8.147		7,024,817	(7)
Total	36,535,686				99,132,970

(1)	The table does not include information regarding Sara Lee’s 401(k) Plan. As of June 27, 2009, there were approximately 16.7 million shares of common stock held in this plan.
(2)	Includes options issued in connection with Sara Lee’s acquisition of The Earthgrains Company. Upon consummation of this acquisition, all outstanding options to purchase common stock of Earthgrains were converted into options to purchase shares of Sara Lee common stock; however Sara Lee cannot grant any additional awards under the Earthgrains plan. As of June 27, 2009, there were outstanding options to acquire 68,403 shares of Sara Lee common stock, at a weighted average exercise price of $8.15, which had been converted from the Earthgrains options.
(3)	Includes 6,293,500 restricted stock units and 1,940,521 performance-based restricted stock units outstanding under Sara Lee’s 1998 Long-Term Incentive Stock Plan (the “1998 Plan”) and Sara Lee’s 2002 Long-Term Incentive Stock Plan (the “2002 Plan”). Restricted stock unit and performance stock unit awards do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and may be settled only for shares of common stock. Also includes 25,507 phantom stock units outstanding under Sara Lee’s deferred compensation program for non-employee directors, which units may be settled only for shares of common stock. Accordingly, the restricted stock units and the phantom stock units have been disregarded for purposes of computing the weighted-average exercise price.
(4)	Of these shares, 52.5 million shares are available for issuance under the 1998 Plan and 38.6 million shares are available for issuance under the 2002 Plan. Both the 1998 Plan and the 2002 Plan authorize grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or a combination thereof. The maximum number of shares of common stock that may be granted as restricted stock or issued in settlement of restricted stock units or upon the exercise of incentive stock options is 23.2 million shares under the 1998 Plan and 22.1 million shares under the 2002 Plan. The number of shares remaining available for future issuances assumes that, with respect to outstanding performance-based restricted stock units, the vesting criteria will be achieved at the target level.
(5)	The following plans have not been approved by Sara Lee stockholders: Employee Option & Share Plan for Employees in the Netherlands, Executive Deferred Compensation Plan, U.K. Savings Incentive Plan and Share 2003 Global Stock Plan. The material terms of each of these plans are described below.
(6)	Includes 136,417 shares to be issued upon exercise of outstanding options and rights granted under the Employee Option & Share Plan for Employees in the Netherlands and Share 2003 Global Stock Plan. Also includes 155,101 phantom stock units outstanding under the Executive Deferred Compensation Plan, which units may be settled only for shares of common stock on a one-for-one basis.

(7)	Consists of shares remaining available for future awards under the Employee Option & Share Plan for Employees in the Netherlands and the U.K. Savings Incentive Plan.

Sara Lee has obtained stockholder approval of all of its significant equity compensation plans. Set forth below is a brief description of the material features of each Sara Lee equity compensation plan that was adopted without the approval of Sara Lee’s stockholders and that was in effect as of June 27, 2009.

Employee Option & Share Plan for Employees in the Netherlands (the “Netherlands Plan”)

The terms of the Netherlands Plan were designed to conform to generally accepted criteria for broad-based employee stock plans in the Netherlands, including the legal, tax and accounting regulations of the Netherlands. Under the Plan, Sara Lee employees who have been employed in the Netherlands for at least 12 months may purchase immediately vested, five-year options to acquire shares of Sara Lee common stock. The purchase price of each option is equal to 7.5% of the aggregate exercise price of the option, which equals the value of the option for Netherlands tax purposes. The exercise price of each option granted under the Netherlands Plan equals 100% of the fair market value of Sara Lee common stock on the date of grant. An option may be exercised at any time during the five years following the grant date. The Netherlands Plan authorizes the issuance of up to 5.8 million shares of common stock and, as of June 27, 2009, approximately 5.4 million shares remained available for future awards.

Executive Deferred Compensation Plan

Sara Lee’s Executive Deferred Compensation Plan permits officers of Sara Lee to defer salary, bonus and long-term incentive payments into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Sara Lee common stock as of the deferral date, and are paid out only in shares of Sara Lee common stock, on a one-for-one basis, at future dates specified by the participant. Deferrals in the interest account accrue interest at a rate set at the beginning of each plan year based on the current cost to Sara Lee of issuing five-year maturity debt. As of June 27, 2009, there were 155,101 stock equivalents outstanding in the stock equivalent accounts under this Plan.

U.K. Savings Incentive Plan (the “U.K. SIP”)

The U.K. SIP, which was approved by the Board of Directors in June 2002, provides Sara Lee employees located in the United Kingdom the opportunity to purchase Sara Lee common stock on a pre-tax basis through payroll deductions. Under the U.K. SIP, there are four three-month offering periods during each calendar year. For each offering period, participating employees purchase shares of Sara Lee common stock at a price equal to the lower of the fair market value of Sara Lee common stock on the first day of the offering period or the fair market value of Sara Lee common stock on the last day of the offering period. For each six shares purchased by a participant, Sara Lee will make a matching contribution of one share to the participant’s account. Participants may sell or transfer shares purchased in the U.K. SIP at any time; however, matching shares contributed by Sara Lee cannot be sold or transferred for three years. The U.K. SIP authorizes the issuance of up to 1,742,400 shares of common stock and, as of the end of fiscal year 2009, 1,650,500 shares remain to be issued under the plan.

Share 2003 Global Stock Plan

The Share 2003 Global Stock Plan (the “Share 2003 Plan”) is a broad-based plan that was adopted in 2000 to facilitate a special stock option grant to managerial level Sara Lee employees resident in various countries, excluding the United States. On April 27, 2000 (after giving effect to the 2006 Hanesbrands spin-off), Sara Lee granted an option to purchase 134 shares of common stock, at an exercise price of $13.32 per share, to approximately 15,000 Sara Lee employees. The exercise price equaled the average high and low sales prices of a share of Sara Lee common stock on the New York Stock Exchange on the date of grant. The options generally vest over three years after the date of grant and most options expire on April 27, 2010. As of June 27, 2009, no additional options may be granted under the Share 2003 Plan and 136,417 shares remain reserved for issuance upon exercise of outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement under the headings “Corporate Governance—Director Independence” and “Corporate Governance—Review of Transactions with Related Persons” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the headings “Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, which are contained in Sara Lee’s 2009 Annual Report to Stockholders are incorporated herein:

(a) 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income—Years ended June 30, 2007, June 28, 2008 and June 27, 2009

Consolidated Balance Sheets—June 28, 2008 and June 27, 2009

Consolidated Statements of Common Stockholders’ Equity—For the period July 1, 2006 to June 27, 2009

Consolidated Statements of Cash Flows—Years ended June 30, 2007, June 28, 2008 and June 27, 2009

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

August 26, 2009

SARA LEE CORPORATION

By:	/s/ THOMAS S. SHILEN, JR.
Thomas S. Shilen, Jr.
Corporate Controller and Senior Vice President (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on August 26, 2009.

Signature	Title

/s/ BRENDA C. BARNES Brenda C. Barnes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MARK A. GARVEY Mark A. Garvey	Vice President and Interim Chief Financial Officer (Principal Financial Officer)

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley	Director

/s/ CRANDALL C. BOWLES Crandall C. Bowles	Director

/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/s/ JAMES S. CROWN James S. Crown	Director

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/s/ CORNELIS J.A. VAN LEDE Cornelis J.A. van Lede	Director

/s/ JOHN D.G. MCADAM John D.G. McAdam	Director

/s/ SIR IAN M.G. PROSSER Sir Ian M.G. Prosser	Director

Signature	Title

/s/ ROZANNE L. RIDGWAY Rozanne L. Ridgway	Director

/s/ NORMAN R. SORENSEN Norman R. Sorensen	Director

/s/ JEFFREY W. UBBEN Jeffrey W. Ubben	Director

/s/ JONATHAN P. WARD Jonathan P. Ward	Director

EXHIBIT INDEX

3.	Exhibits

Incorporation by Reference
(3a)	1. Articles of Restatement of Charter dated August 28, 2003	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended June 28, 2003.

(3b)	2. Amended Bylaws, dated March 26, 2009	Exhibit 3.1 to Current Report on Form 8-K dated March 26, 2009

(4)	1. Form of 6 1/4% Notes due 2011	Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2001

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

(10)	*1. Supplemental Benefit Plan, as amended	Exhibit 10.5 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*2. Performance-Based Incentive Plan	Exhibit A to Proxy Statement dated September 14, 2007

	*3. 1995 Long-Term Incentive Stock Plan, as amended	Exhibit 10.16 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*5. 1998 Long-Term Incentive Stock Plan	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

	*6. 2002 Long-Term Incentive Stock Plan	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

	*7. Executive Deferred Compensation Plan	Exhibit 10.12 to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*8. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10.13 to Report on Form 10-K for Fiscal Year ended July 1, 2000

*9. Severance Plans For Corporate Officers, as amended

	*10. Employee Option & Share Plan For Employees in the Netherlands	Exhibit 10.24 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*11. U.K. Savings Incentive Plan	Exhibit 10.18 to Report on Form 10-K for Fiscal Year ended June 28, 2003

*12. Share 2003 Global Stock Plan

	*13. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2005

	*14. Sara Lee Corporation 1999 Non-Employee Director Stock Plan, as Amended and Restated	Exhibit 10.15 to Report on Form 10-K for Fiscal Year ended June 28, 2008

	*15. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement	Exhibit 10.36 to Report on Form 10-K for Fiscal Year ended July 2, 2005

	*16. Long-Term Restricted Stock Unit Grant program for Fiscal Years 2007-2009	Exhibit 10.31 to Report on Form 10-K for Fiscal Year ended July 1, 2006

	*17. Form of Restricted Stock Unit Grant Notice & Agreement for FY 07-09 LTRSU	Exhibit 10.32 to Report on Form 10-K for Fiscal Year ended July 1, 2006

	*18. FY2007 Form of Stock Option Grant Notice and Agreement	Exhibit 10.33 to Report on Form 10-K for Fiscal Year ended July 1, 2006

	*19. Employment Agreement dated April 29, 2005 between Frank van Oers and Sara Lee Corporation	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

	*20. Employment Agreement dated April 1, 2005 between Frank van Oers and Sara Lee/DE International B.V.	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

	*21. Employment Agreement dated April 1, 2003 between Vincent H.A.M. Janssen and Sara Lee Corporation	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

	*22. Employment Agreement dated July 1, 2003 between Vincent H.A.M. Janssen and Sara Lee/DE International B.V.	Exhibit 10.4 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

*23. Separation Agreement dated May 18, 2009 between Lambertus M. (Theo) de Kool and Sara Lee Corporation

*24. Termination Agreement dated June 8, 2009 between Margaret M. Foran and Sara Lee Corporation

(12)	Computation of Ratio of Earnings to Fixed Charges

(13)	Portions of Sara Lee’s 2009 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

(21)	List of Subsidiaries

(23)	Consent of PricewaterhouseCoopers LLP

(31)	1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32)	1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders of

Sara Lee Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated August 26, 2009 appearing in the 2009 Annual Report to Stockholders of Sara Lee Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 26, 2009

Schedule II

Sara Lee Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2007, June 28, 2008 and June 27, 2009

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs(1) /Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended June 30, 2007
Allowances for bad debts	$27	$—	$(3)	$5	$29
Other receivable allowances	34	27	(24)	16	53
Deferred tax asset valuation allowances	244	26	—	104	374

Total	$305	$53	$(27)	$125	$456

For the Year Ended June 28, 2008
Allowances for bad debts	$29	$4	$(5)	$4	$32
Other receivable allowances	53	33	(31)	4	59
Deferred tax asset valuation allowances	374	(19)	—	(72)	283

Total	$456	$18	$(36)	$(64)	$374

For the Year Ended June 27, 2009
Allowances for bad debts	$32	$12	$(3)	$(4)	$37
Other receivable allowances	59	32	(35)	(12)	44
Deferred tax asset valuation allowances	283	5	—	(75)	213

Total	$374	$49	$(38)	$(91)	$294

(1)	Net of collections on accounts previously written off.