Form 10-Q
period 2009-09-26
Sara Lee Corp
filed 2009-11-05
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

On September 26, 2009, the Registrant had 697,306,010 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at September 26, 2009 and June 27, 2009

(Unaudited)

In millions	Sept. 26, 2009	June 27, 2009
Assets
Cash and equivalents	$1,263	$959
Trade accounts receivable, less allowances	1,339	1,272
Inventories
Finished goods	500	443
Work in process	30	32
Materials and supplies	344	291

	874	766

Current deferred income taxes	181	207
Other current assets	267	250
Assets held for sale	387	376

Total current assets	4,311	3,830

Property, net of accumulated depreciation of $2,852 and $2,776, respectively	2,197	2,200
Trademarks and other identifiable intangibles, net	578	585
Goodwill	1,320	1,295
Deferred income taxes	360	309
Other noncurrent assets	257	245
Noncurrent assets held for sale	981	953

	$10,004	$9,417

Liabilities and Equity
Notes payable	$86	$20
Accounts payable	906	1,004
Income taxes payable and current deferred taxes	38	23
Other accrued liabilities	1,448	1,467
Current maturities of long-term debt	22	46
Liabilities held for sale	320	286

Total current liabilities	2,820	2,846

Long-term debt	2,760	2,738
Pension obligation	609	595
Deferred income taxes	70	55
Other liabilities	1,140	1,061
Noncurrent liabilities held for sale	55	64
Equity
Sara Lee common stockholders’ equity	2,524	2,036
Noncontrolling interest	26	22

Total Equity	2,550	2,058

	$10,004	$9,417

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarters ended September 26, 2009 and September 27, 2008

(Unaudited)

	Quarter Ended
In millions, except per share data	Sept. 26, 2009	Sept. 27, 2008
Continuing Operations
Net sales	$2,588	$2,794

Cost of sales	1,619	1,817
Selling, general and administrative expenses	764	838
Net charges for (income from) exit activities, asset and business dispositions	13	(4)
Contingent sale proceeds	(133)	(150)
Interest expense	35	45
Interest income	(6)	(20)

	2,292	2,526

Income from continuing operations before income taxes	296	268
Income tax expense	106	77

Income from continuing operations	190	191
Discontinued operations
Net income from discontinued operations, net of tax (benefit) expense of $(31) and $22	94	39

Net income	$284	$230

Income from continuing operations per share of common stock
Basic	$0.27	$0.27

Diluted	$0.27	$0.27

Net income per share of common stock
Basic	$0.41	$0.33

Diluted	$0.41	$0.32

Average shares outstanding
Basic	697	708

Diluted	698	709

Cash dividends declared per share of common stock	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the Period June 28, 2008 to September 26, 2009

(Unaudited)

		Sara Lee Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at June 28, 2008	$2,830	$7	$7	$2,760	$(112)	$149	$19

Net income	364	—	—	364	—	—	—
Earnings of noncontrolling interest	11						11
Translation adjustments, net of tax	(563)	—	—	—	—	(561)	(2)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(30)	—	—	—	—	(30)	—
Pension/Postretirement activity, net of tax	(164)	—	—	—	—	(164)	—
Other comprehensive income activity, net of tax	(2)	—	—	—	—	(2)	—

Comprehensive income (loss)	(384)						9

Dividends	(310)	—	—	(310)	—	—	—
Dividends paid on noncontrolling interest/Other	(6)						(6)
Stock issuances—
Stock option and benefit plans	4	—	4	—	—	—	—
Restricted stock	29	—	29	—	—	—	—
Share repurchases and retirement	(103)	—	(25)	(78)	—	—	—
Pension/Postretirement—adjustment to change measurement date, net of tax	(13)	—	—	(16)	—	3	—
ESOP tax benefit, redemptions and other	11	—	2	1	8	—	—

Balances at June 27, 2009	2,058	7	17	2,721	(104)	(605)	22

Net income	284	—	—	284	—	—	—
Earnings of noncontrolling interest	2						2
Translation adjustments, net of tax	185	—	—	—	—	184	1
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	3	—	—	—	—	3	—
Pension/Postretirement activity, net of tax	3	—	—	—	—	3	—
Other comprehensive income activity, net of tax	2	—	—	—	—	1	1

Comprehensive income	479						4

Stock issuances—						—	—
Stock option and benefit plans	1	—	1	—	—	—	—
Restricted stock	12	—	12	—	—	—	—

Balances at September 26, 2009	$2,550	$7	$30	$3,005	$(104)	$(414)	$26

Comprehensive income (loss) attributable to Sara Lee Corporation was income of $475 million in the first quarter of 2010 and a loss of $(86) million in the first quarter of 2009. Total comprehensive loss in the first quarter of 2009 was $(86) million.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months ended September 26, 2009 and September 27, 2008

(Unaudited)

	Three Months ended
In millions	Sept. 26, 2009	Sept. 27, 2008
OPERATING ACTIVITIES—
Net income	$284	$230
Less: Cash received from contingent sale proceeds	(133)	(150)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	99	94
Amortization	27	30
Net (gain) loss on business dispositions	—	(3)
Pension contributions, net of expense	28	(13)
Other	27	(5)
Changes in current assets and liabilities, net of businesses acquired and sold	(145)	(221)

Net cash from (used in) operating activities	187	(38)

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(59)	(57)
Purchases of software and other intangibles	(5)	(11)
Dispositions of businesses and investments	—	15
Cash received from contingent sale proceeds	133	150
Cash received from (used in) derivative transactions	34	(24)
Sales of assets	6	3

Net cash received from investment activities	109	76

FINANCING ACTIVITIES—
Borrowings of other debt	8	—
Repayments of other debt	(35)	(4)
Net change in financing with less than 90-day maturities	62	71
Payments of dividends	(78)	(75)

Net cash used in financing activities	(43)	(8)

Effect of changes in foreign exchange rates on cash	51	(87)

Increase (decrease) in cash and equivalents	304	(57)
Cash and equivalents at beginning of year	959	1,284

Cash and equivalents at end of quarter	$1,263	$1,227

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES—
Trade accounts receivable	$(30)	$(50)
Inventories	(80)	(146)
Other current assets	(2)	4
Accounts payable	(44)	(68)
Accrued liabilities	(37)	(35)
Accrued taxes	48	74

Changes in current assets and liabilities, net of businesses acquired and sold	$(145)	$(221)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the three months ended September 26, 2009 and September 27, 2008 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (“the corporation or the company”), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the three months ended September 26, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of June 27, 2009 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended June 27, 2009. The businesses comprising the former International Household and Body Care segment are presented as discontinued operations in the corporation’s consolidated financial statements. See Note 4 – “Discontinued Operations and Sold Businesses” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

The interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation’s Form 10-K for the year ended June 27, 2009 and other financial information filed with the Securities and Exchange Commission. These financial statements consider subsequent events through the date of filing with the Securities and Exchange Commission.

The corporation’s fiscal year ends on the Saturday closest to June 30. The first quarter of fiscal 2010 ended on September 26, 2009 and the first quarter of fiscal 2009 ended on September 27, 2008. Each of these quarters was a thirteen-week period. Fiscal 2010 is a 53-week year, whereas fiscal 2009 was a 52-week year. Unless otherwise stated, references to years relate to fiscal years.

In the first quarter of 2010, the corporation adopted new accounting guidance related to noncontrolling interests in consolidated financial statements. This guidance requires the classification of noncontrolling interests in subsidiaries, formerly referred to as minority interest, as a separate component of equity and the changes in ownership interest must be accounted for as equity transactions. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The adoption of this accounting guidance did not have an impact on the Consolidated Statements of Income as the corporation does not have any noncontrolling interests associated with its continuing operations. However, the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity have been revised, for all periods presented, to isolate the impact of noncontrolling interests on equity and comprehensive income.

In the first quarter of 2010, the corporation adopted new accounting guidance related to business combinations which requires changes in the accounting and reporting of business acquisitions. This guidance requires an acquirer to recognize and measure the identifiable assets acquired, liabilities assumed, contractual contingencies, contingent consideration and any noncontrolling interest in an acquired business at fair value on the acquisition date. In addition, it also requires that acquisition costs generally be expensed when incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and any adjustments to deferred tax asset valuation allowances and acquired uncertain tax positions after the measurement period to be reflected in income tax expense. The adoption of this guidance has not impacted the consolidated financial statements.

2.	Net Income Per Share

Net income per share – basic is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter ended September 26, 2009, options to purchase 24.0 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter ended September 27, 2008, options to purchase 27.8 million of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. These shares are excluded from the earnings per share calculation as they are anti-dilutive.

The average shares outstanding declined in the first quarter of 2010 as compared to the first quarter of 2009 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. During the first quarter of 2010, the corporation did not repurchase any shares of its common stock. During fiscal 2009, the corporation repurchased 11.4 million shares of common stock, all of which were repurchased after the end of the first quarter. At September 26, 2009, 13.5 million shares remain authorized for repurchase under the corporation’s previous share repurchase program. On September 14, 2009, the Board of Directors authorized the repurchase of an additional $1 billion of the corporation’s common stock, which is in addition to the 13.5 million share repurchase authorization. The timing and amount of future share repurchases will be based upon market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and diluted – for the first quarter of 2010 and 2009 (per share amounts are rounded and may not add to total):

Computation of Net Income per Common Share

(In millions, except per share data)

	Sept. 26, 2009	Sept. 27, 2008
Income from continuing operations	$190	$191
Income from discontinued operations, net of tax	94	39

Net income	$284	$230

Average shares outstanding – basic	697	708
Dilutive effect of stock option and award plans	1	1

Diluted shares outstanding	698	709

Income from continuing operations per share
Basic	$0.27	$0.27

Diluted	$0.27	$0.27

Income from discontinued operations per share
Basic	$0.13	$0.05

Diluted	$0.13	$0.05

Net income per share
Basic	$0.41	$0.33

Diluted	$0.41	$0.32

3.	Segment Information

The following is a general description of the corporation’s five business segments:

•	North American Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	North American Fresh Bakery – sells a variety of fresh bakery products to retail customers in North America.

•	North American Foodservice – sells a variety of meats, bakery, and beverage products to foodservice customers in North America.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

The results of the businesses comprising the corporation’s former International Household and Body Care segment are now being reported as discontinued operations for all periods presented. See Note 4 – “Discontinued Operations and Sold Businesses” for additional information regarding these discontinued operations.

The corporation incurs various information technology (IT) and human resource (HR) costs related to its business segments. The IT costs include amortization of software used directly by the business segments, intranet website management costs, systems support, maintenance and project costs. The HR costs include benefits administration, organizational development, labor relations and recruiting costs incurred by the corporate human resource function on behalf of the business segments. Prior to fiscal 2010, these costs were included in Other general corporate expenses. Beginning in fiscal 2010, the corporation now includes these IT and HR costs in the operating results of the business segments. The reason for this change is that the integration of our operations over the past several years has resulted in more centralized services, which in many cases are conducted directly for the benefit of the business segments. Management believes these costs should be reflected in operating segment income in order to provide better information regarding the actual results of the business segment. Business segment information has been revised to be consistent with the new basis of presentation.

The following is a summary of net sales and operating segment income by business segment for the first quarters of 2010 and 2009.

	Net Sales		Income before Income Taxes
(In millions)	First Quarter 2010	First Quarter 2009	First Quarter 2010	First Quarter 2009
North American Retail	$659	$680	$80	$55
North American Fresh Bakery	541	571	14	17
North American Foodservice	457	537	38	25
International Beverage	734	784	123	142
International Bakery	204	231	6	15

Total business segments	2,595	2,803	261	254
Intersegment sales	(7)	(9)	—	—

Total net sales and operating segment income	2,588	2,794	261	254
Amortization of intangibles	—	—	(11)	(12)
General corporate expenses:	—	—
Other	—	—	(55)	(64)
Mark-to-Market derivative gains/(losses)	—	—	(3)	(35)
Contingent sale proceeds	—	—	133	150

Total net sales and operating income	2,588	2,794	325	293
Net interest expense	—	—	(29)	(25)

Net sales and income before income taxes	$2,588	$2,794	$296	$268

In 2010, the corporation will begin to present certain segment assets, principally consisting of cash, in corporate unallocated since these assets are primarily controlled by the corporate group. A summary of segment assets as of the first quarter of 2010 and year end 2009 is as follows:

	Sept. 26, 2009	June 27, 2009
Assets
North American Retail	$1,264	$1,266
North American Fresh Bakery	1,123	1,140
North American Foodservice	1,135	1,134
International Beverage	1,999	1,932
International Bakery	775	719

	6,296	6,191
Net assets held for sale	1,368	1,329
Other corporate assets (a)	2,340	1,897

Total assets	$10,004	$9,417

(a)	Principally cash and cash equivalents, certain corporate fixed assets, deferred tax assets and certain other noncurrent assets.

4.	Discontinued Operations and Sold Businesses

In September 2009, the corporation announced that it had received a binding offer to acquire its global body care and European detergents businesses for 1.275 billion euro. The proposed transaction is subject to certain customary closing conditions and regulatory approval. The corporation had previously announced that it was reviewing strategic options for its international household and body care businesses after receiving expressions of interest. These businesses represented approximately 50% of the net sales of the International Household and Body Care segment and this transaction is anticipated to close during 2010. The corporation is also actively marketing for sale its remaining household and body care businesses and, as a result, the businesses comprising the International Household and Body Care segment – air care, body care, shoe care and insecticides – are classified as discontinued operations and are presented in a separate line in the Consolidated Statements of Income for all periods presented. Additionally, the assets and liabilities of these businesses to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Condensed Consolidated Balance Sheets for all periods presented.

The following is a summary of the operating results of the corporation’s discontinued operations:

	First Quarter Fiscal 2010			First Quarter Fiscal 2009
(In millions)	Net Sales	Pretax Income	Net Income	Net Sales	Pretax Income	Net Income
International Household and Body Care businesses	$521	$63	$94	$555	$61	$39

The $31 million tax benefit reported in the first quarter of 2010 was due to a $53 million net tax benefit that is related primarily to the reversal of a tax valuation allowance in the United Kingdom as the corporation anticipates being able to utilize tax loss carryforwards as a result of the anticipated disposition of the household and body care businesses in that country.

The following is a summary of the net assets held for disposal as of September 26, 2009 and June 27, 2009, which includes the net assets of the international household and body care businesses.

(In millions)	Sept. 26, 2009	June 27, 2009
Trade accounts receivable	$65	$60
Inventories	268	262
Other current assets	54	54

Total current assets held for sale	387	376

Property	155	156
Trademarks and other intangibles	225	221
Goodwill	589	568
Other assets	12	8

Assets held for sale	$1,368	$1,329

Accounts payable	$51	$50
Accrued expenses and other current liabilities	262	227
Current maturities of long-term debt	7	9

Total current liabilities held for sale	320	286
Long-term debt	7	7
Other liabilities	48	57

Liabilities held for sale	$375	$350

Noncontrolling interest	$26	$22

The discontinued operations cash flows are summarized in the table below:

(In millions) – Increase / (Decrease)	Three Months Ended Sept. 26, 2009	Three Months Ended Sept. 27, 2008
Cash flow from operating activities	$68	$62
Cash flow (used in) from investing activities	(3)	(4)
Cash flow (used in) from financing activities	(65)	(58)
Effect of foreign exchange rates on cash	—	—

Net cash of discontinued operations	$—	$—

The cash used in financing operations primarily represents the net activity with the corporate office. The net assets of the discontinued operations do not include cash as all cash has been retained as a corporate asset.

5.	Exit, Disposal and Transformation/Accelerate Activities

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

The nature of the costs incurred under these plans includes the following:

1) Exit Activities, Asset and Business Disposition Actions – These amounts primarily relate to:

•	Employee termination costs

•	Lease exit costs

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations

2) Transformation/Accelerate Costs recognized in Cost of sales and Selling, general and administrative expenses primarily relate to:

•	Expenses associated with the installation of new information systems

•	Costs to retain and relocate employees

•	Consulting costs

•	Costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative

Transformation/Accelerate costs are recognized in Cost of sales or Selling, general and administrative expenses in the Consolidated Statements of Income as they do not qualify for treatment as an exit activity or asset and business disposition under the accounting rules for exit and disposal activities. However, management believes the disclosure of these transformation/Accelerate related charges provides the reader greater transparency to the total cost of the initiatives.

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended
(In millions)	Sept. 26, 2009	Sept. 27, 2008
Selling, general and administrative expenses:
Transformation charges – IT costs	$—	$3
Project Accelerate costs	5	—

Net charges for (income from):
Exit activities	13	(1)
Asset and business dispositions	—	(3)

Decrease (increase) in income from continuing operations before income taxes	18	(1)
Income tax benefit	(6)	—

Decrease (increase) in income from continuing operations	$12	$(1)

Impact on diluted EPS	$.01	$—

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Quarter ended
(In millions)	Sept. 26, 2009	Sept. 27, 2008
North American Retail	$3	$(1)
North American Fresh Bakery	1	—
North American Foodservice	—	(3)
International Beverage	2	2
International Bakery	7	—

Decrease (increase) in operating segment income	13	(2)
Increase in general corporate expenses	5	1

Total	$18	$(1)

The following discussion provides information concerning the exit, disposal and transformation/Accelerate activities for each year where actions were initiated and material reserves exist.

2010 Actions

During 2010, the corporation approved certain actions related to exit, disposal, and Accelerate activities and recognized net charges of $19 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 111 employees, related to both European and North American operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 111 targeted employees, 87 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

The following table summarizes the net charges taken for the exit, disposal and Accelerate activities approved during 2010 and the related status as of September 26, 2009. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The composition of these charges and the remaining accruals are summarized below. Approximately $50 million of additional charges are expected to be recognized in the remainder of 2010.

(In millions)	Employee termination and other benefits	Accelerate costs – IT and other	Total
Exit, disposal and other costs (income) recognized during 2010	$14	$5	$19
Cash payments	—	(3)	(3)

Accrued costs as of September 26, 2009	$14	$2	$16

2009 Actions

During 2009, the corporation approved certain actions related to exit, disposal, transformation and Accelerate activities and recognized cumulative net charges of $125 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 1,097 employees, related to both European and North American operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 1,097 targeted employees, 589 employees have not yet been terminated, but are expected to be terminated by the end of 2010.

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

Significant actions completed during the first three months of 2010 and the status of the remaining elements of the 2009 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2009 actions. The composition of these charges and the remaining accruals are summarized below.

(In millions)	Employee termination and other benefits	Transformation/ Accelerate costs – IT and other	Total
Accrued costs as of June 27, 2009	$95	$6	$101
Non-cash charges	(1)	—	(1)
Cash payments	(25)	(2)	(27)
Change in estimate	(3)	—	(3)
Foreign exchange impacts	3	—	3

Accrued costs as of September 26, 2009	$69	$4	$73

2008 Actions

During 2008, the corporation approved certain actions related to exit, disposal and transformation activities and recognized cumulative net charges of $89 million related to these actions. Each of these activities was completed within a 12-month period after being approved and included the following:

•

Implemented a plan to terminate 525 employees and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Essentially all of these employees have been terminated at this time.

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

The status of the remaining elements of the 2008 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2008 actions. The composition of these charges and the remaining accruals are summarized below.

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Transformation costs – IT and other	Total
Accrued costs as of June 27, 2009	$11	$3	$—	$14
Cash payments	(1)	—	—	(1)
Change in estimate	—	2	—	2

Accrued costs as of September 26, 2009	$10	$5	$—	$15

In periods prior to 2008, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure and these actions have had minimal impact on current year results. As of September 26, 2009, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these completed actions total $37 million and primarily represent certain severance obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

6.	Financial Instruments

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

As noted above, the corporation uses derivative financial instruments to manage some of its exposure to commodity prices. A commodity derivative not declared a hedge in accordance with the accounting rules related to derivative instruments and hedging activities is accounted for under mark-to-market accounting with changes in fair value recorded in the Consolidated Statements of Income. The corporation includes these unrealized mark-to-market gains and losses in general corporate expenses until such time that the exposure being hedged affects the earnings of the business segment. At that time, the cumulative gain or loss previously recorded in general corporate expenses for the derivative instrument will be reclassified into the business segment’s results.

On the date the derivative is entered into, the corporation designates the derivative as one of the following types of hedging instruments and accounts for the derivative as follows:

Fair Value Hedge – A hedge of a recognized asset or liability or an unrecognized firm commitment is declared as a fair value hedge which qualifies for hedge accounting. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and are reported in the Consolidated Statements of Income on the same line as the hedged item.

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

Net Investment Hedge – A hedge of the exposure of changes in the underlying foreign currency denominated subsidiary net assets is declared as a net investment hedge. Net investment hedges qualify for hedge accounting. Net investment hedges can include either derivative or non-derivative instruments including non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans. The effective portion of the change in the fair value of net investment hedges is recorded in the cumulative translation adjustment account within common stockholders’ equity. At September 26, 2009, the U.S. dollar equivalent of intercompany loans designated as net investment hedges was $3.4 billion.

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

Types of Derivative Instruments

Interest Rate and Cross Currency Swaps – To manage interest rate risk, the corporation has entered into interest rate swaps that effectively convert certain fixed-rate debt instruments into floating-rate debt instruments. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The corporation utilizes interest rate swap derivatives in order to maintain a targeted amount of both fixed-rate and floating-rate long term debt and notes payable. Currently the corporation has a fixed interest rate on approximately 68% of long-term debt and notes payable issued.

The corporation has issued certain foreign-denominated debt instruments and utilizes cross currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. As of September 26, 2009, the total notional amount of the corporation’s interest rate swaps and cross currency swaps were $385 million and $823 million, respectively. The notional value of the cross currency swaps is calculated by multiplying the euro value swapped by the exchange rate at the reporting date.

In connection with the funding of the anticipated retirement of the 6.25% notes in September 2011, the corporation maintains a $50 million forward starting swap to effectively fix the cash flows related to interest payments on the anticipated debt issuance.

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

The principal currencies hedged by the corporation include the European euro, British pound, Danish krone, Hungarian forint, U.S. dollar, Swiss franc and Australian dollar. As of September 26, 2009, the net U.S. dollar equivalent of commitments to purchase and sell foreign currencies is $2,263 million and $2,224 million, respectively, using the exchange rate at the reporting date. The corporation hedges virtually all foreign exchange risk derived from recorded transactions and firm commitments and only hedges foreign exchange risk related to anticipated transactions where the exposure is potentially significant.

The corporation has held foreign exchange option contracts to reduce the foreign exchange fluctuations on anticipated purchase transactions. As of September 26, 2009, the U.S. dollar equivalent notional amount of foreign exchange options is $1.3 million and is determined by the delta adjusted value as of period end.

Commodity Futures and Options Contracts – The corporation uses commodity futures and options to hedge a portion of its commodity price risk. The principal commodities hedged by the corporation include hogs, beef, natural gas, diesel fuel, coffee, corn, wheat and other ingredients. The corporation does not use significant levels of commodity financial instruments to hedge commodity prices and primarily relies upon fixed rate supplier contracts to determine commodity pricing. In circumstances where commodity-derivative instruments are used, there is a high correlation between the commodity costs and the derivative instruments. For those instruments where the commodity instrument and underlying hedged item correlate between 80-125%, the corporation accounts for those contracts as cash flow hedges. However, the majority of commodity derivative instruments are accounted for as mark-to-market hedges.

As of September 26, 2009 the total notional amount of commodity futures and option contracts was $162 million and $13 million, respectively. The notional amount of commodity futures contracts is determined by the initial cost of the contracts while the notional amount of options contracts is determined by the delta adjusted value as of period end.

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

Contingent Features/Concentration of Credit Risk

All of the corporation’s derivative instruments are governed by International Swaps and Derivatives Association (i.e. ISDA) master agreements, requiring the corporation to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the corporation’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 26, 2009, is $313 million for which the corporation has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on September 26, 2009, the corporation would be required to post collateral of, at most, $313 million with its counterparties.

A large number of major international financial institutions are counterparties to the corporation’s financial instruments including cross currency swaps, interest rate swaps, and currency exchange forwards and swaps. The corporation enters into financial instrument agreements only with counterparties meeting very stringent credit standards (a credit rating of A-/A3 or better), limiting the amount of agreements or contracts it enters into with any one party and, where legally available, executing master netting agreements. These positions are continually monitored. While the corporation may be exposed to credit losses in the event of nonperformance by individual counterparties of the entire group of counterparties, it has not recognized any losses with these counterparties in the past and does not anticipate material losses in the future.

Fair Value Measurements

Effective the beginning of 2009, the corporation implemented new accounting guidance related to the fair value of financial assets and liabilities while in 2010 new fair value accounting rules were adopted for non-financial assets and liabilities. The adoption of these rules did not have a significant impact on the measurement of the corporation’s assets and liabilities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value must be categorized into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

Level 1 – Unadjusted Quoted Prices – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities. An example would be a marketable equity security that is traded on a major stock exchange.

Level 2 – Pricing Models with Significant Observable Inputs – Valuations are based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the asset or liability being measured, or an inactive market transaction. Circumstances when adjustments to market quoted prices may be appropriate include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. An interest rate swap derivative valued based on a LIBOR swap curve is an example of a level 2 asset or liability.

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

The carrying amounts of cash and equivalents, trade accounts receivables, accounts payable, derivative instruments and notes payable approximate fair values.

The fair values and carrying amounts of long-term debt, including the current portion, at September 26, 2009 were $2,869 million and $2,782 million, and at June 27, 2009 were $2,780 million and $2,784 million, respectively. The fair value of the corporation’s long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at September 26, 2009 and June 27, 2009 is as follows:

	Assets				Liabilities
	Other Current Assets		Other Non- Current Assets		Accrued Liabilities – Other		Other
	Sept. 26, 2009	June 27, 2009	Sept 26, 2009	June 27, 2009	Sept 26, 2009	June 27, 2009	Sept 26, 2009	June 27, 2009
Derivatives designated as hedging instruments:
Interest rate contracts (b)	$2	$3	$30	$30	$—	$—	$—	$—
Foreign exchange contracts (b)	—	1	—	—	6	8	283	249
Commodity contracts (a)	1	1	—	—	—	—	—	—

Total derivatives designated as hedges	3	5	30	30	6	8	283	249

Derivatives not designated as hedging instruments:
Foreign exchange contracts (b)	64	61	—	—	24	34	—	—
Commodity contracts (a)	—	1	—	—	—	—	—	—

Total derivatives not designated as hedges	64	62	—	—	24	34	—	—

Total derivatives	$67	$67	$30	$30	$30	$42	$283	$249

(a)	Categorized as level 1: Fair value of level 1 assets and liabilities as of September 26, 2009 are $1 million and nil and at June 27, 2009 are $2 million and nil, respectively.
(b)	Categorized as level 2: Fair value of level 2 assets and liabilities as of September 26, 2009 are $96 million and $313 million and at June 27, 2009 are $95 million and $291 million, respectively.

Information on the location and amounts of derivative gains and losses in the Consolidated Statements of Income for the quarter ended September 26, 2009 is as follows:

	Gain or (Loss) Recognized in Income on Derivatives		Gain or (Loss) Recognized in Income on Hedged Item
Fair Value Derivatives	Location	Amount	Location	Amount
Interest rate contracts	Interest income	$5	Interest (expense)	$(1)

	Gain (Loss) Recognized in OCI on Derivative (effective portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)		Gain (Loss) Recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing)
Cash Flow Derivatives	Amount	Location	Amount	Location	Amount
Interest rate contracts	$(1)	N/A	$—	N/A	$—
Foreign exchange contracts	(21)	Selling, general and administrative expenses	(26)	Interest expense	(3)
Commodity contracts	(2)	Cost of sales	(3)	Selling, general and administrative expenses	—

Total	$(24)		$(29)		$(3)

At September 26, 2009 the maximum maturity date of any cash flow hedge was approximately four years principally related to two cross currency swaps that mature in 2012 and 2013. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $1 million at the time the underlying hedged transaction is recognized in the Consolidated Statement of Income.

Gain (Loss) Recognized in OCI on Derivative (effective portion)
Net Investment Derivatives	Quarter ended Sept 26, 2009
Foreign exchange contracts	$(152)

	Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location	Quarter ended Sept 26, 2009
Foreign exchange contracts	Cost of sales	$(5)
Foreign exchange contracts	Selling, general and administrative expenses	49
Commodity contracts	Cost of sales	2
Commodity contracts	Selling, general and administrative expenses	(5)

Total		$41

7.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) for the first quarter of 2010 and 2009 are as follows:

	Pension		Postretirement Medical and Life Insurance
(In millions)	First Quarter 2010	First Quarter 2009	First Quarter 2010	First Quarter 2009
Service cost	$14	$15	$1	$2
Interest cost	68	70	3	4
Expected return on plan assets	(65)	(73)	—	—
Amortization of:
Prior service cost	2	2	(8)	(6)
Net actuarial loss	13	3	—	1
Transition (asset) obligation	—	—	—	(1)

Net periodic benefit cost	$32	$17	$(4)	$—

Curtailment gain	$—	$—	$—	$12

The net periodic benefit cost of the corporation’s defined benefit pension plans in the first quarter of 2010 was $15 million higher than in 2009 as a result of the following:

•	Service cost declined primarily as a result of an increase in the discount rate, which reflects the higher interest rates in various jurisdictions.

•	Interest costs declined in the quarter, despite an increase in interest rates, due to the impact of changes in foreign currency exchange rates, primarily the British pound sterling and European euro.

•

The amortization of net actuarial losses increased in 2010 as a result of an increase in net unamortized actuarial losses which are required to be amortized in future years. The amount of unamortized actuarial losses increased from $570 million at the end of 2008 to $883 million as of the end of 2009. This resulted in a higher level of loss amortization in 2010.

In 2010, the corporation classified the international household and body care businesses as discontinued operations and anticipates retaining the pension and postretirement medical obligations related to those businesses. The corporation no longer anticipates incurring service cost for the participants in those plans after these businesses are sold and this cost component is recognized in discontinued operations while the remainder of net periodic benefit cost is recognized in continuing operations.

During the first three months of 2010 and 2009, the corporation contributed $5 million and $33 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute approximately $135 million of cash to its defined benefit pension plans in 2010. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2010 may differ from the current estimate.

During 2009, the corporation entered into a new collective labor agreement in the Netherlands which eliminated postretirement health care benefits for certain employee groups, while also reducing benefits provided to others. The elimination of benefits resulted in the recognition of a curtailment gain of $17 million, of which $12 million impacted continuing operations, related to a portion of the unamortized prior service cost credit which was reported in accumulated other comprehensive income. The plan changes also resulted in a $32 million reduction in the accumulated postretirement benefit obligation with an offset to accumulated other comprehensive income (AOCI).

The corporation has recognized a $7 million charge to income in 2010 to establish the estimated partial withdrawal liability for certain multi-employer pension plans. The charges were all recognized in Selling, general and administrative expenses in the Consolidated Statements of Income and related to the North American Fresh Bakery segment.

8.	Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation was to receive an annual cash payment of 95 million euros if tobacco continued to be a legal product in the Netherlands, Germany and Belgium through July 15, 2009. The contingencies associated with the 2010 and 2009 payments passed in the first quarter of each fiscal year and the corporation received the annual payments and recorded income in the Contingent sales proceeds line in the Consolidated Statements of Income. The payment received in 2009 increased annual diluted earnings per share by $0.21 and the payment received in 2010 is expected to increase annual diluted earnings per share by $0.19. The payment received in 2010 represents the final payment to be received under the terms of the sale agreement.

9.	Income Taxes

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

The following table sets out the tax expense (benefit) and the effective tax rate for the corporation from continuing operations:

	First Quarter
(In millions)	2010	2009
Continuing operations
Income (loss) before income taxes	$296	$268
Income tax expense	106	77
Effective tax rate	35.7%	28.6%

In the first quarter of 2010, the corporation recognized tax expense of $106 million on pretax income from continuing operations of $296 million, or an effective tax rate of 35.7%. The tax expense and related effective tax rate on continuing operations was determined by applying a 27.6% estimated annual effective tax rate to pretax earnings and then recognizing $24 million of discrete tax items. The discrete tax items primarily relate to additional tax expense of $25 million to establish a valuation allowance on net operating losses and other deferred tax assets in Belgium. The 2010 estimated annual effective rate includes a charge of $32 million related to the expected repatriation of a portion of 2010 earnings, which increases the rate by 4%. The estimated annual effective tax rate also includes $16 million of non-recurring tax benefits related to the utilization of U.K. net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the first quarter of 2010 is $6 million.

In the first quarter of 2009, the corporation recognized tax expense of $77 million on pretax income of $268 million, or an effective rate of 28.6%. This rate also represents the estimated annual effective rate in the first quarter of 2009 as there were no discrete items. In 2009, the estimated annual effective tax rate includes a charge of $55 million for the repatriation of a portion of 2009 earnings, which increased the estimated effective annual tax rate by approximately 8%.

Unrecognized Tax Benefits

Each quarter, the corporation makes a determination of the tax liability needed for unrecognized tax benefits that should be recorded in the financial statements. For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The year-to-date net increase in the liability for unrecognized tax benefits was $1 million, resulting in an ending balance of $548 million as of September 26, 2009. There was a decrease in the gross liability for uncertain tax positions of $17 million, of which, $1 million relates to audit settlements, and $16 million relates to the expiration of statutes of limitations. This decrease was offset by an increase in the gross liability for uncertain tax positions of $18 million, of which $8 million relates to increases related to the current period and $10 million relates to unfavorable foreign currency exchange translation.

At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease between $145 – $205 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. In addition, the company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the three months ended September 26, 2009 the corporation recognized $8 million of interest and penalties in tax expense. As of June 27, 2009, the corporation had accrued interest and accrued penalties of $111 million. The change in accrued interest and accrued penalties during the three months ended September 26, 2009 was an increase of approximately $11 million.

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

In addition, in July 2009, the Spanish tax authorities announced a challenge against tax positions claimed by the corporation’s Spanish subsidiaries for fiscal years 2003 through 2005. We are disputing their challenge and will continue to have further proceedings with the Spanish tax authorities regarding this issue. There is a reasonable possibility that the ultimate resolution will be higher or lower than the amounts reserved.

10.	Contingencies and Commitments

Aris – This is a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint alleges unfair labor practices due to the termination of manufacturing operations in the Philippines by a former subsidiary of the corporation known as Aris Philippines, Inc. (Aris). The complaint names the corporation as a party defendant.

In 2006, the arbitrator ruled against the corporation and awarded the plaintiffs $60 million in damages and fees, and the corporation appealed this administrative ruling. On December 19, 2006, the NLRC issued a ruling setting aside the arbitrator’s ruling, and remanded the case to the arbitrator for further proceedings.

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

In response to the arbitrator’s original ruling, the Court of Appeals required the corporation to post a bond set at approximately $25 million. The corporation has appealed the Court of Appeals’ decision to the Supreme Court and no additional bond posting is required until all allowable appeals have been exhausted. The corporation continues to believe that the plaintiffs’ claims are without merit; however, it is reasonably possible that this case will be ruled against the corporation and have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

American Bakers Association Retirement Plan (ABA Plan) – The corporation is a participating employer in the ABA Plan. In 1979, the Pension Benefit Guaranty Corporation (PBGC) determined that the ABA Plan was an aggregate of single-employer pension plans rather than a multiple employer plan. Under the express terms of the ABA Plan’s governing documents, the corporation’s contributions can only be used to pay for the benefits of its own employee-participants. As a result, the corporation has recognized its obligations under the plan as if it participated in a single-employer defined benefit plan under the accounting rules for pensions.

In August 2006, the PBGC reversed its 1979 determination and concluded that the ABA Plan is and always has been a multiple employer plan in which the participating parties share in the plan underfunding. If the PBGC’s position is upheld, the PBGC will avoid assuming a substantial portion of ABA Plan’s underfunding, which is approximately $60-$80 million. The corporation estimates it could be held responsible for approximately half of that underfunding. The corporation has initiated litigation seeking to overturn the PBGC’s August 2006 determination. The corporation continues to believe that the PBGC’s August 2006 determination is without merit and that the corporation is responsible only for the obligations related to its current and former employees; however, it is reasonably possible that a court may rule against the corporation. A negative ruling, to the extent the ABA Plan is terminated, would have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

Hanesbrands Inc. – In September 2006, the corporation spun off its branded apparel business into an independent publicly-traded company named Hanesbrands Inc. (HBI). In connection with the spin off, the corporation and HBI entered into a tax sharing agreement that governs the allocation of tax assets and liabilities between the parties. HBI has initiated binding arbitration claiming that it is owed $72 million from the corporation under the tax sharing agreement. The corporation believes HBI’s claims are without merit and is vigorously contesting the matter.

Multi-Employer Pension Plans – The corporation participates in various multi-employer pension plans that provide retirement benefits to certain employees covered by collective bargaining agreements (MEPP). MEPPs are managed by trustee boards comprised of participating employer and labor union representatives, and participating employers are jointly responsible for any plan underfunding. The corporation’s MEPP contributions are established by the applicable collective bargaining agreements; however, our required contributions may increase based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. Factors that could impact funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

In addition to regular scheduled contributions, the corporation could be obligated to make additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These withdrawal liabilities would be triggered if the corporation ceases to make contributions to that MEPP, either completely or with respect to only one or more collective bargaining units. The withdrawal liability would equal the corporation’s proportionate share of the unfunded vested benefits, based on the year in which the withdrawal liability is triggered. The corporation believes that certain of the MEPPs in which we participate have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, such as the corporation’s decision to close a plant or the dissolution of a collective bargaining unit, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. From time to time the corporation receives inquiries or notices from MEPPs relating to potential withdrawal liability charges which, if not mutually agreed, may lead to legal disputes and the incurrence of additional withdrawal liability. The corporation is currently involved in litigation with one MEPP and it is reasonably possible that the outcome of this litigation may result in an additional partial withdrawal liability of approximately $16 million.

The corporation’s regular scheduled contributions to MEPPs totaled $49 million in 2009, $48 million in 2008 and $47 million in 2007. The corporation recognized charges for partial withdrawal liabilities of approximately $7 million in 2010 to date, $31 million in 2009, and an immaterial amount in 2008.

Competition Law – During the past few years, competition authorities in various European countries and the European Commission have initiated investigations into the conduct of consumer products companies. These investigations usually continue for several years and, if violations are found, may result in substantial fines. In connection with these investigations, Sara Lee’s household and body care business operating in Europe has received requests for information, made employees available for interviews, and been subjected to unannounced inspections by various competition authorities. To date, except for the previously disclosed €5.5 million fine imposed by the German cartel authorities in February 2008, no formal charges have been brought against Sara Lee concerning the substantive conduct that is the subject of these investigations. Our practice is to comply with all laws and regulations applicable to our business, including the antitrust laws, and to cooperate with relevant regulatory authorities. Based on currently available information, it is reasonably possible the corporation may be subject to additional fines and, with respect to two of the investigations, it is likely that we will receive notice of fines by calendar year end. However, at this time, we are unable to estimate the impact of these fines, if any, on our consolidated financial statements.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the first quarter of 2010 compared with the first quarter of 2009 and a discussion of the changes in financial condition and liquidity during the first three months of 2010. Below is an outline of the analyses included herein:

•	Business Overview

•	Consolidated Results – First Quarter of 2010

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Issued by not yet Effective Accounting Standards

•	Forward-Looking Information

Business Overview

Our Business

Sara Lee is a global manufacturer and marketer of high-quality, brand name products for consumers throughout the world focused primarily in the meats, bakery, and beverage products categories. Our brands include Ball Park, Douwe Egberts, Hillshire Farm, Jimmy Dean, Senseo and our namesake, Sara Lee.

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

In September 2009, the corporation announced that it had received a binding offer to acquire its global body care and European detergents businesses for 1.275 billion euro. These businesses represent approximately 50% of the net sales of the International Household and Body Care segment. The results of these businesses and the remaining household and body care businesses, which were previously reported as a separate business segment, are now being reported as discontinued operations. Prior period results have been revised to reflect these businesses as discontinued operations. See Note 4 – “Discontinued Operations and Sold Businesses” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations. The corporation intends to use the proceeds from the divestiture to invest for growth in its core businesses and to repurchase stock.

Challenges and Risks

As an international consumer products company, we face certain risks and challenges that impact our business and financial performance. The risks and challenges described below have impacted our performance and are likely to impact our future results as well.

The food businesses are highly competitive. In many product categories, we compete not only with widely advertised branded products, but also with private label products that are generally sold at lower prices. As a result, from time to time, we may need to reduce the prices for some of our products to respond to competitive pressures and commodity cost decreases. In addition, the turmoil in the financial markets has led to general economic weakness, which has negatively impacted our business. The continued economic uncertainty may also result in increased pressure to reduce the prices for some of our products, limit our ability to increase or maintain prices or lead to a continued shift toward private label products. Any reduction in prices or our inability to increase prices could negatively impact profit margins and the overall profitability of our reporting units, which could potentially trigger a goodwill impairment.

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. Many of the commodities we use, including coffee, wheat, beef, pork, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, approximately 35% of net sales and 50% of operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates decreased net sales by $74 million and decreased operating income by $6 million for the first three months of 2010.

The company’s international operations also provide a significant portion of the company’s cash flow from operating activities, which is expected to require the company to continue to repatriate a greater portion of cash generated outside of the U.S. The repatriation of these funds has and is expected to continue to result in a higher effective income tax rate and cash tax payments.

Significant Items Affecting Comparability

The reported results for 2010 and 2009 reflect amounts recognized for actions associated with the corporation’s ongoing business transformation program, Project Accelerate and other significant amounts that impact comparability. More information on these costs can be found in Note 5 to the Consolidated Financial Statements, “Exit, Disposal and Transformation/Accelerate Activities.” The nature of these items includes the following:

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

The savings resulting from the Project Accelerate actions were approximately $25 million in the first quarter of 2010. The corporation anticipates annualized savings in 2010 of approximately $100-$150 million related to these actions, of which $50-$100 million is incremental to the Project Accelerate savings in 2009.

Business Transformation Costs – These include costs to retain and relocate existing employees, recruit new employees, and third-party consulting costs associated with transformation efforts. These costs are recognized in the Consolidated Statements of Income in Selling, general and administrative expenses or Cost of sales. Employee termination costs, lease exit costs and gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations associated with these initiatives are reported as part of exit activities, asset and business dispositions.

Other Significant Items – The reported results are also impacted by other items that affect comparability. These items may include impairment charges, pension partial withdrawal liability charges, curtailment gains and certain discrete tax matters, which include contingent tax obligation and valuation allowance adjustments and various other tax matters.

Impact of Significant Items on Net Income and Diluted Earnings per Share

	Quarter ended September 26, 2009			Quarter ended September 27, 2008
In millions, except per share data	Pretax Impact	Net Income (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income (2)	Diluted EPS Impact (1)
Income from continuing operations	$296	$190	$0.27	$268	$191	$0.27

Net income		$284	$0.41		$230	$0.32

Significant items affecting comparability of income from continuing operations:
Charges for exit activities, asset and business dispositions:
Income from (charges for) exit activities	$(13)	$(9)	$(0.01)	$1	$—	$—
Income from (charges for) business disposition activities	—	—	—	3	2	—

Subtotal	(13)	(9)	(0.01)	4	2	—

(Charges to) income in Cost of sales:
Curtailment gain	—	—	—	6	4	0.01
Pension partial withdrawal liability charge	(1)	(1)	—	—	—	—

(Charges to) income in SG&A expenses:
Transformation charges - IT costs	—	—	—	(3)	(1)	—
Accelerate charges - Other	(5)	(3)	—	—	—	—
Curtailment gain	—	—	—	6	4	0.01
Pension partial withdrawal liability charge	(6)	(4)	(0.01)	—	—	—

Impact of significant items on income from continuing operations before significant tax matters	(25)	(17)	(0.02)	13	9	0.01

Significant tax matters affecting comparability:
Tax valuation allowance adjustment	—	(25)	(0.04)	—	—	—
U.K. net operating loss utilization	—	6	0.01	—	—	—
Other tax adjustments	—	1	—	—	—	—

Impact of significant items on income from continuing operations	(25)	(35)	(0.05)	13	9	0.01

Significant items impacting discontinued operations:
Valuation allowance adjustment	—	47	0.07	—	—	—
Tax basis difference adjustment	—	11	0.02	—	—	—
Tax on unremitted earnings	—	(5)	(0.01)	—	—	—
Transformation/Accelerate charges	—	—	—	(2)	(2)	—
Professional fees/other	(4)	(3)	—	—	—	—
Curtailment gain	—	—	—	5	4	—

Impact of significant items on net income	$(29)	$15	$0.03	$16	$11	$0.01

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Consolidated Results – First Quarter of 2010 Compared with First Quarter of 2009

The following table summarizes net sales and operating income for the first quarter of 2010 and 2009 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	Sept. 26, 2009	Sept. 27, 2008	Change	Percent Change
Net sales	$2,588	$2,794	$(206)	(7.4)%

Increase / (Decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$74	$(74)
Acquisitions/dispositions	12	58	(46)

Total	$12	$132	$(120)

Operating income	$325	$293	$32	10.7%

Increase / (Decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$6	$(6)
Exit activities, asset and business dispositions	(13)	4	(17)
Transformation/Accelerate charges	(5)	(3)	(2)
Pension partial withdrawal liability charge	(7)	—	(7)
Curtailment gain	—	12	(12)
Acquisitions/dispositions	1	3	(2)

Total	$(24)	$22	$(46)

Net Sales

Net sales decreased by $206 million or 7.4%. The weakening of foreign currencies, particularly the European euro and Brazilian real decreased reported net sales by $74 million, or 2.6%. Divestitures net of acquisitions made after the start of the first quarter of 2009 reduced net sales by $46 million, or 1.5%. Sales were negatively impacted by a decline in unit volumes of 3.8% and pricing actions that decreased net sales by less than 1% which were partially offset by a favorable shift in sales mix. The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Quarter 2010

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Corporation	(3.8)%		0.5%		(1.5)%		(2.6)%		(7.4)%

Operating Income

Operating income increased by $32 million, or 10.7%. The year-over-year net impact of the changes in foreign currency exchange rates, transformation/Accelerate charges and the other factors identified in the preceding table decreased operating income by $46 million. Operating income was favorably impacted by a $32 million reduction in unrealized commodity mark-to-market derivative losses versus the prior year partially offset by a $17 million reduction in contingent sales proceeds year-over-year due to changes in foreign currency exchange rates. The remaining increase in operating income of $63 million was primarily due to improved operating results for the North American business segments and a reduction in other general corporate expenses. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the first quarter of 2010 decreased $8 million over the prior year due to lower unit volumes, changes in foreign currency exchange rates, the impact of business dispositions and the unfavorable impact of pricing actions, partially offset by savings from continuous improvement programs. The gross margin percent in the first quarter of 2010 increased to 37.5% from 35.0% in the first quarter of 2009 primarily due to the impact of lower commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	Sept. 26, 2009	Sept. 27, 2008	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$72	$79	$(7)	(9.4)%
Other	621	661	(40)	(6.1)

Total business segments	693	740	(47)	(6.5)
Amortization of identifiable intangibles	11	12	(1)	(3.8)
General corporate expenses:
Other	55	64	(9)	(13.9)
Mark-to-market derivative (gains) / losses	5	22	(17)	(77.4)

Total SG&A Expenses	$764	$838	$(74)	(8.8)%

Selling, general and administrative (SG&A) expenses decreased by $74 million, or 8.8%. Measured as a percent of sales, SG&A expenses decreased from 30.0% in 2009 to 29.5% in 2010. Changes in foreign currency exchange rates decreased SG&A costs by $20 million, or 2.3%. The remaining decrease in SG&A expenses is $54 million, or 6.5%. SG&A expenses in the business segments decreased by $47 million, or 6.5%, due to a reduction in distribution and selling costs, the impact of cost containment actions and a reduction in media advertising and promotion (MAP) spending. Other general corporate expenses decreased $9 million versus the prior year due to the impact of headcount reductions and lower casualty insurance costs and professional fees. Derivative losses were $17 million lower than the prior year due to a reduction in mark-to-market losses primarily related to derivative energy contracts.

Transformation/Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the first quarter of 2010 and 2009 reflect amounts recognized for actions associated with the corporation’s ongoing Project Accelerate and business transformation programs and other exit and disposal actions. The expense related to exit activities, asset and business dispositions was $13 million in the first quarter of 2010 versus $4 million of income in the first quarter of 2009. As discussed in Note 5 to the financial statements, “Exit, Disposal and Transformation/Accelerate Activities,” the charge in 2010 relates to the planned termination of employees related to both European and North American operations as part of Project Accelerate. The income in the first quarter of 2009 represented a net gain associated with the disposal of the sauces and dressings business in the Foodservice segment.

These actions are more fully described in the Exit, Disposal and Transformation/Accelerate Activities Note to the Consolidated Financial Statements.

Net Interest Expense

Net interest expense in the first quarter of 2010 was $29 million, an increase of $4 million over the first quarter of the prior year. Interest expense decreased by $10 million, related primarily to lower average debt outstanding, lower interest rates and changes in foreign currency exchange rates, while interest income declined by $14 million, due to changes in foreign currency exchange rates and lower average cash and cash equivalents year-over-year.

Income Tax Expense

Note 9 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	First Quarter
(In millions)	2010	2009
Continuing operations
Income before income taxes	$296	$268
Income tax expense	106	77
Effective tax rate	35.7%	28.6%

In the first quarter of 2010, the corporation recognized tax expense of $106 million on pretax income from continuing operations of $296 million, or an effective tax rate of 35.7%. The tax expense and related effective tax rate on continuing operations was determined by applying a 27.6% estimated annual effective tax rate to pretax earnings and then recognizing $24 million of discrete tax items. The discrete tax items primarily relate to additional tax expense of $25 million to establish a valuation allowance on net operating losses and other deferred tax assets in Belgium. The 2010 estimated annual effective rate includes a charge of $32 million related to the expected repatriation of a portion of 2010 earnings, which increases the rate by 4%. The estimated annual effective tax rate also includes $16 million of non-recurring tax benefits related to the utilization of U.K. net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the first quarter of 2010 is $6 million.

In the first quarter of 2009, the corporation recognized tax expense of $77 million on pretax income of $268 million, or an effective rate of 28.6%. This rate also represents the estimated annual effective rate in the first quarter of 2009 as there were no discrete items. In 2009, the estimated annual effective tax rate includes a charge of $55 million for the repatriation of a portion of 2009 earnings, which increased the estimated effective annual tax rate by approximately 8%.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the first quarter of 2010 was $190 million versus $191 million in the comparable period of the prior year, as a $32 million increase in operating income in 2010 was offset by a $29 million increase in income tax expense and a $4 million increase in net interest expense versus the prior year.

Diluted EPS from continuing operations of $0.27 in the first quarter of 2010 was unchanged from the amount reported in the first quarter of 2009. Diluted EPS were favorably impacted by lower average shares outstanding during the first quarter of 2010 than during the first quarter of 2009. The lower average shares are due to the corporation’s ongoing share repurchase program.

Discontinued Operations

Net sales from discontinued operations were $521 million in the first quarter compared to $555 million in the prior year. On a constant currency basis, revenues were up 1% primarily driven by unit volume growth in body care. Pre-tax income increased to $63 million from $61 million, driven by continuous improvement savings and reduced advertising and promotional spending, partially offset by a non-recurring curtailment gain in the prior year and unfavorable foreign exchange impacts. The net income from discontinued operations was $94 million in the first quarter of 2010 and $39 million in the first quarter of 2009. The effective tax rate for the discontinued operations was a benefit of (49.5)% in the first quarter of 2010 as compared to a tax expense of 36.0% in the first quarter of 2009. The tax benefit in 2010 was due to the expected utilization of tax loss carryforwards precipitated by the anticipated sale of the household and body care businesses. The results of discontinued operations in the first quarter of 2010 and 2009 are related to the international household and body care businesses and represents a full quarter of results in each period.

Net Income and Diluted Earnings per Share (EPS)

In the first quarter of 2010, the corporation reported net income of $284 million versus $230 million of net income in the comparable period of the prior year. The $54 million increase in net income was due to the $55 million increase in net income from discontinued operations. Diluted EPS increased from $0.32 per share in the first quarter of 2009 to $0.41 per share in the first quarter of 2010. Diluted EPS were impacted by lower average shares outstanding during the first quarter of 2010 than during the first quarter of 2009. The lower average shares are due to the corporation’s ongoing share repurchase program.

Operating Results by Business Segment

The results of the corporation’s household and body care businesses, which were previously reported as a separate business segment, are now being reported as discontinued operations. Prior period results have been revised to reflect these businesses as discontinued operations. See Note 4 – “Discontinued Operations and Sold Businesses” for additional information regarding these discontinued operations.

Net sales and income before income taxes by business segment for 2010 and 2009 are as follows:

	Quarter Ended
	Net Sales		Income Before Income Taxes
(In millions)	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
North American Retail	$659	$680	$80	$55
North American Fresh Bakery	541	571	14	17
North American Foodservice	457	537	38	25
International Beverage	734	784	123	142
International Bakery	204	231	6	15

Total business segments	2,595	2,803	261	254
Intersegment sales	(7)	(9)	—	—

Total net sales and operating segment income	2,588	2,794	261	254
Amortization of intangibles	—	—	(11)	(12)
General corporate expenses:
Other	—	—	(55)	(64)
Mark-to-market derivative gains/(losses)	—	—	(3)	(35)
Contingent sale proceeds	—	—	133	150

Total net sales and operating income	2,588	2,794	325	293
Net interest expense	—	—	(29)	(25)

Net sales and income before income taxes	$2,588	$2,794	$296	$268

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

First Quarter 2010

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	(7.6)%		4.4%		0.0%		0.0%		(3.2)%
North American Fresh Bakery	(2.4)		(2.8)		0.0		0.0		(5.2)
North American Foodservice	(5.5)		0.8		(10.2)		(0.1)		(15.0)
International Beverage	0.1		(0.2)		1.4		(7.7)		(6.4)
International Bakery	(3.3)		(2.9)		0.0		(5.3)		(11.5)

Total Continuing Business	(3.8)%		0.5%		(1.5)%		(2.6)%		(7.4)%

The following tables summarize the operating segment net sales and operating income for 2009 and 2008 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter Ended
(In millions)	September 26, 2009	September 27, 2008	Change	Percent Change
Net sales	$659	$680	$(21)	(3.2)%

Operating segment income	$80	$55	$25	45.6%

Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$(3)	$1	$(4)

Total	$(3)	$1	$(4)

Gross margin percentage	33.3%	27.4%		5.9%

First Quarter –

Net sales decreased by $21 million, or 3.2%. Sales decreased as a result of a decline in unit volumes, the continuing exit of the commodity hog business and the impact of the exit of the kosher meat business in the third quarter of the prior year. The net sales declines were partially offset by positive pricing actions, net of trade promotions, which increased net sales by approximately 1%, and an improved sales mix driven in part by the sale of innovative new products, and the planned exit of lower margin commodity products. The overall unit volume decline of 7.6% was also due in part to this continuing exit of the commodity hog business. Unit volumes, excluding commodity meats, declined 4.2% due to the exit of the kosher meat business and volume declines for smoked sausages and frozen bakery products, which more than offset higher volumes for breakfast sandwiches.

Operating segment income increased by $25 million, or 45. 6%. The negative impact of the change in exit activities, asset and business dispositions decreased operating segment income by $4 million, or 8.7%. The remaining increase in operating segment income of $29 million, or 54.3%, was due to lower commodity costs, the favorable impact of pricing actions, and savings from continuous improvement programs, which were partially offset by lower unit volumes and higher MAP spending.

North American Fresh Bakery

	Quarter Ended
(In millions)	September 26, 2009	September 27, 2008	Change	Percent Change
Net sales	$541	$571	$(30)	(5.2)%

Operating segment income	$14	$17	$(3)	(14.8)%

Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$(1)	$—	$(1)
Pension partial withdrawal liability charge	(7)	—	(7)

Total	$(8)	$—	$(8)

Gross margin percentage	47.3%	45.4%		1.9%

First Quarter –

Net sales decreased by $30 million, or 5.2%. The decrease in net sales was due to a decline in unit volumes; price reductions, in response to lower commodity costs and competitive pressure, which decreased net sales by approximately 2%; and an unfavorable sales mix due to a shift to non-branded products. Unit volumes decreased 2.4% due to lower unit volumes for branded fresh bakery products partially offset by a slight increase in non-branded bakery volumes . The lower branded unit volume was due to increased competitive pressure and continuing weak economic conditions.

Operating segment income decreased by $3 million, or 14.8%. The negative impact of pension partial withdrawal liability charges and the change in exit activities, asset and business dispositions decreased operating segment income by $8 million, or 45.6%. The remaining increase in operating segment income of $5 million, or 30.8%, was due to the favorable impact of lower costs for key ingredients net of pricing actions, savings from continuous improvement programs and lower SG&A costs driven by lower fuel costs, sales commissions, and MAP spending, partially offset by lower volumes and an unfavorable sales mix shift to lower margin non-branded products.

North American Foodservice

	Quarter Ended
(In millions)	September 26, 2009	September 27, 2008	Change	Percent Change
Net sales	$457	$537	$(80)	(15.0)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$1	$(1)
Dispositions	—	57	(57)

Total	$—	$58	$(58)

Operating segment income	$38	$25	$13	50.8%

Increase/(Decrease) in operating segment income from
Exit activities, asset and business dispositions	$—	$3	$(3)
Dispositions	—	3	(3)

Total	$—	$6	$(6)

Gross margin percentage	26.6%	23.6%		3.0%

First Quarter –

Net sales decreased by $80 million, or 15.0%. Business dispositions, which include the DSD beverage business and a sauces and dressings business, after the start of the first quarter of 2009, and changes in foreign currency exchange rates reduced net sales by $58 million, or 10.3%. The remaining net sales decrease of $22 million, or 4.7%, was due to unit volume declines for meat and bakery products partially offset by higher unit volumes for beverage products and the favorable impact of pricing actions. The positive pricing actions increased sales by approximately 1%. Overall net unit volumes declined 5.5%. The decline in meat and bakery volumes was driven in part by demand softness and the planned exit of certain lower margin meat business.

Operating segment income increased by $13 million, or 50.8%. The negative impact of the change in exit activities, asset and business dispositions decreased operating segment income by $3 million, or 21.5%. Dispositions after the start of the first quarter of 2009 reduced operating segment income by $3 million, or 31.8%. The remaining operating segment income increase of $19 million was due to the favorable impact of lower commodity costs, pricing actions, continuous improvement savings, and lower distribution and fuel costs, which were only partially offset by lower unit volumes.

International Beverage

	Quarter Ended
(In millions)	September 26, 2009	September 27, 2008	Change	Percent Change
Net sales	$734	$784	$(50)	(6.4)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$60	$(60)
Acquisitions/ Dispositions	12	1	11

Total	$12	$61	$(49)

Operating segment income	$123	$142	$(19)	(13.0)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$6	$(6)
Exit activities, asset and business dispositions	(2)	(1)	(1)
Transformation charges	—	(1)	1
Curtailment gain	—	12	(12)
Acquisition	1	—	1

Total	$(1)	$16	$(17)

Gross margin percentage	39.5%	42.1%		(2.6)%

First Quarter –

Net sales decreased by $50 million, or 6.4%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, decreased reported net sales by $60 million, or 7.7%. The acquisition of a beverage business in Brazil, net of dispositions after the start of the first quarter of 2009, increased sales by $11 million, or 1.4%. The remaining decrease in net sales of $1 million, or 0.1%, resulted from increased trade promotions offset by a favorable shift in sales mix. Pricing actions, which included increased trade promotion activity, reduced net sales by approximately 1%. Unit volumes were virtually flat with an increase of 0.1% as volume growth in single serve coffee and instants were offset by declines in roast and ground. Retail volumes in Europe decreased due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, which was partially offset by increases in single serve coffee volumes due to improvements in the Netherlands, France and Germany. The volume declines in Europe were partially offset by improved volumes in Brazil during the quarter. Unit volumes in the foodservice channel decreased despite a growth in concentrates in Europe.

Operating segment income decreased by $19 million, or 13.0%. Changes in foreign currency exchange rates decreased operating segment income by $6 million, or 4.5%. The impact of a nonrecurring curtailment gain in the prior year decreased operating segment income by $12 million, or 7.4%. Acquisitions after the start of the first quarter of 2009 increased operating segment income by $1 million. The remaining operating segment income decrease of $2 million, or 1.6% was due to an increase in commodity costs, including hedging losses, and the negative impact of pricing actions, partially offset by the benefits of continuous improvement programs, lower MAP spending and a favorable shift in sales mix.

International Bakery

	Quarter Ended
(In millions)	September 26, 2009	September 27, 2008	Change	Percent Change
Net sales	$204	$231	$(27)	(11.5)%

Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$13	$(13)

Total	$—	$13	$(13)

Operating segment income	$6	$15	$(9)	(63.7)%

Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$1	$(1)
Exit activities, asset and business dispositions	(7)	1	(8)
Transformation charges	—	(1)	1

Total	$(7)	$1	$(8)

Gross margin percentage	39.0%	38.6%		0.4%

First Quarter –

Net sales decreased by $27 million, or 11.5%. The impact of foreign currency changes in the European euro and Australian dollar decreased reported net sales by $13 million, or 5.3%. The remaining net sales decrease of $14 million, or 6.2%, was the result of lower unit volumes and the negative impact of price reductions in response to lower commodity costs, which decreased net sales by approximately 3%. Net unit volumes decreased 3.3% due to a decline in fresh bread volumes in Spain, as a result of a reduction in branded sales due in part to economic and competitive pressures. These volume declines were partially offset by an increase in refrigerated dough volumes in Europe and increased volumes in Australia.

Operating segment income decreased by $9 million, or 63.7%. The net change in exit activities, asset and business dispositions and transformation charges along with changes in foreign currency exchange rates decreased operating segment income by $8 million, or 51.8. The remaining decrease in operating segment income was $1 million, or 11.9%, as the impact of lower unit volumes, price reductions and an unfavorable sales mix shift to lower margin products were partially offset by lower commodity costs, continuous improvement savings and lower SG&A costs due to cost control efforts.

Financial Condition

The Consolidated Statements of Cash Flows includes amounts related to discontinued operations. The discontinued operations had a significant impact on the cash flows from operating activities for the first three months of fiscal 2010 and 2009. See Note 4 – “Discontinued Operations and Sold Businesses” for additional information regarding cash flows related to discontinued operations.

Cash From Operating Activities

The cash from operating activities generated by continuing and discontinued operations in the first three months of fiscal 2010 and 2009 is summarized in the following table.

	Three Months ended
(In millions)	Sept. 26, 2009	Sept. 27, 2008
Cash from Operating Activities:
Continuing Operations	$119	$(100)
Discontinued Operations	68	62

Total	$187	$(38)

In the first three months of 2010, $187 million of cash was generated by operating activities as compared to a use of cash of $38 million in the first three months of 2009. The increase in cash generated by operating activities on a year-over-year basis is due to a decrease in the cash used to fund working capital needs primarily related to inventory, accounts receivable, and accounts payable as well as, a reduction in cash paid for pension contributions. Additionally, the improvement in net income year-over-year less the decrease in contingent sales proceeds increased cash flow from operations by $71 million.

Cash from Investment Activities

Cash received from investment activities was $109 million in the first three months of 2010 as compared to $76 million in the comparable period of 2009. The increase in cash received from investment activities was due to the receipt of $34 million of cash related to derivative transactions in 2010 as compared to $24 million of cash used in derivative transactions in the prior year. The year-over-year change was due primarily to an increase in cash received on the settlement of foreign exchange contracts, the majority of which were related to hedges of foreign currency balance sheet exposures. This increased source of cash was partially offset by a $17 million reduction in cash received from contingent sale proceeds in the first three months of 2010 as a result of changes in foreign currency exchange rates. Capital expenditures for the purchases of property, equipment, software and other intangibles were virtually unchanged with $64 million of expenditures in 2010 as compared to $68 million in 2009.

Cash from Financing Activities

Net cash used in financing activities was $43 million during the first three months of 2010 as compared to $8 million in the prior year period. The year-over-year increase in cash used was due to a $23 million increase in cash used to repay long-term debt, net of new borrowings. In 2009, the corporation repaid $4 million of long-term debt that matured during the first three months, while in the first three months of 2010, $35 million of cash was used to repay long-term debt using $8 million of new borrowings and cash on hand. The cash dividends paid were virtually the same in both years.

Liquidity

Notes Payable/Cash and Equivalents

Notes payable consists primarily of commercial paper obligations. The balance of notes payable at September 26, 2009 of $86 million was $66 million higher than the amount reported at June 27, 2009. The corporation had cash and cash equivalents on the balance sheet at September 26, 2009 of $1,263 million, which was $304 million higher than the balance at June 27, 2009, due in part to the increase in cash generated by operating activities, as well as the $51 million positive impact of changes in foreign currency exchange rates, as a large portion of the cash is denominated in euros, which was only partially offset by the use of cash to repay debt and pay dividends.

Anticipated Business Dispositions/Use of Proceeds

As noted previously, the corporation received a binding offer to sell its global body care and European detergents businesses for 1.275 billion euro. The corporation intends to use the proceeds from the divestiture to invest for growth in its core businesses and to repurchase stock. On September 14, 2009, the Board of Directors authorized the repurchase of an additional $1 billion of the corporation’s common stock, which is in addition to a previous 13.5 million share repurchase authorization. The corporation has not purchased any shares in the first quarter of 2010 and has not provided guidance on the amount of shares that may be purchased in 2010. The timing and amount of future share repurchases will be based upon market conditions and other factors. The corporation intends to maintain the current quarterly dividend of $0.11 per share for the next four quarters, regardless of the timing of dispositions.

Credit Facility and Credit Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. At September 26, 2009, the corporation did not have any borrowings outstanding under the credit facility and the facility does not mature or terminate upon a credit rating downgrade.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of September 26, 2009, were as follows:

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

Debt

The corporation’s total long-term debt decreased $2 million in the first three months of 2010, from $2,784 million at June 27, 2009, to $2,782 million at September 26, 2009, as a result of the repayment of maturing long-term debt during the first three months of 2010 partially offset by the impact of changes in foreign currency exchange rates.

The corporation’s total long-term debt is due to be repaid as follows: $19 million in the remainder of 2010; $436 million in 2011; $1,165 million in 2012; $530 million in 2013; $25 million in 2014; $68 million in 2015; and $539 million thereafter. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of approximately 68% fixed-rate debt as of September 26, 2009, as compared with 70% as of June 27, 2009. The decrease in fixed-rate debt at

September 26, 2009 versus June 27, 2009 is due to the repayment of $25 million of fixed rate debt during the first quarter of 2010. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Covenants

The corporation’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the corporation is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended September 26, 2009, the corporation’s interest coverage ratio was 5.9 to 1.0.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $70 million in the remainder of 2010; $75 million in 2011; $51 million in 2012; $34 million in 2013; $24 million in 2014; $20 million in 2015; and $70 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $20 million in the remainder of 2010; $22 million in 2011; $17 million in 2012; $14 million in 2013; $12 million in 2014; $12 million in 2015; and $30 million, thereafter.

Future Contractual Obligations and Commitments

During 2007, the corporation exited a U.S. meat production plant that included a hog slaughtering operation. Certain purchase contracts for the purchase of live hogs at this facility were not exited or transferred after the closure of the facility. Currently, these contracts represent a remaining purchase commitment of approximately 400 thousand hogs through June 2012. Under the terms of these contracts, the corporation will continue to purchase these live hogs and therefore, the corporation has entered into a hog sales contract under which these hogs will be sold to another slaughter operator. The corporation’s purchase price of these hogs is generally based on the price of corn products, and the corporation’s selling price for these hogs is generally based on USDA posted hog prices. Divergent movements in these indices will result in either gains or losses on these hog transactions. Expected losses from these hog purchase commitments are recognized when we determine the loss is probable of occurring.

The corporation has various funding obligations and certain contingent guaranty obligations that are outlined below.

Pension Plans

As shown in the Pension footnote to the Consolidated Financial Statements that was included in the corporation’s 2009 Annual Report on Form 10-K, the funded status of the corporation’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. The underfunded status of the plans was $466 million at the end of 2009 as compared to $321 million at the end of 2008. Further information on the corporation’s pension plans is contained in Note 7 to these Consolidated Financial Statements.

In the first three months of 2010, the corporation contributed $5 million to these defined benefit pension plans and the corporation anticipates that approximately $135 million of cash contributions will be made for the entire fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2010 may be materially different from the current estimate. The Significant Accounting

Policies section and Note 19 – Defined Benefit Pension Plans to the Consolidated Financial Statements, that are included in the corporation’s 2009 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

In addition to regular scheduled contributions, the corporation could be obligated to make additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These partial withdrawal liabilities would be triggered if the corporation ceases to make contributions to that MEPP, either completely or with respect to only one or more collective bargaining units. The withdrawal liability would equal the corporation’s proportionate share of the unfunded vested benefits, based on the year in which the withdrawal liability is triggered. The corporation believes that certain of the MEPPs in which we participate have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, such as the corporation’s decision to close a plant or the dissolution of a collective bargaining unit, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. From time to time the corporation receives inquiries or notices from MEPPs relating to potential withdrawal liability charges which, if not mutually agreed, may lead to legal disputes and the incurrence of additional withdrawal liability. The corporation is currently involved in litigation with one MEPP and it is reasonably possible that the outcome of this litigation may result in an additional withdrawal liability of approximately $16 million.

The corporation’s regular scheduled contributions to MEPPs totaled $49 million in 2009, $48 million in 2008 and $47 million in 2007. The corporation recognized charges for withdrawal liabilities of approximately $7 million in 2010 to date, $31 million in 2009, and an immaterial amount in 2008.

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

At the end of 2009, the corporation had a deferred tax liability of approximately $12 million for future repatriation actions that had not yet been completed at the end of 2009 but will be completed in 2010. The corporation currently estimates that the cost of such repatriation actions associated with 2009 earnings continues to be approximately $12 million. The corporation currently estimates that the tax cost for the repatriation of a portion of 2010 foreign earnings to the U.S. will be approximately $32 million, with the majority of these taxes expected to be paid in 2010.

Other income or losses generated by the business, as well as the impact of changes in foreign currency exchange rates, will impact the total amount of cash taxes paid in any period. If further repatriation actions are completed in 2010, the amount of cash taxes that are paid in 2010 could increase. Additional repatriation actions may occur in future periods and these actions will require additional cash tax payments. The funding of these tax payments will be made with cash generated from operations, dispositions and short-term borrowings.

Transformation/Accelerate Liabilities

The corporation has recognized amounts for transformation, Project Accelerate and other restructuring charges. At September 26, 2009, the corporation had recognized cumulative liabilities of approximately $140 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

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

The material guarantees for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is approximately $15 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

As outlined in the corporation’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the corporation’s control systems use analytical techniques including market value, sensitivity analysis and value at risk estimations. The value at risk estimations shown in the table below, which includes risks for the entire corporation, are intended to measure the maximum amount the corporation could lose from adverse market movements in interest rates and foreign exchange rates for a one-day period at a 95% confidence level.

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

First quarter 2010
Interest rates	$16	$16	1 day	95%
Foreign exchange	26	26	1 day	95

Fiscal Year End 2009
Interest rates	$26	$29	1 day	95%
Foreign exchange	29	43	1 day	95

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the first quarter of 2010 and the end of 2009, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $7 million and $13 million, respectively.

Significant Accounting Policies and Critical Estimates

The corporation’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2009 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the corporation are described in the Financial Review in the corporation’s 2009 Annual Report on Form 10-K.

Issued but not yet Effective Accounting Standards

A summary of new accounting pronouncements issued, but not yet effective, which are relevant to the operations of the corporation are summarized below.

Employers’ Disclosures about Postretirement Benefit Plan Assets – In December 2008, new accounting guidance was issued that expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. Specifically, the rules require disclosure of: i) how investment allocation decisions are made by management; ii) major categories of plan assets; iii) significant concentrations of credit risk within plan assets; iv) the level of the fair value hierarchy in which the fair value measurements of plan assets fall (i.e. level 1, level 2 or level 3); v) information about the inputs and valuation techniques used to measure the fair value of plan assets; and vi) a reconciliation of the beginning and ending balances of plan assets valued with significant unobservable inputs (i.e. level 3 assets). The reconciliation of level 3 assets shall be broken out by realized gains/losses, unrealized gains/losses, purchases, sales, accounting settlements, and transfers of assets in and out of the level 3 category. This new guidance is required to be adopted by the corporation in fiscal 2010. The corporation does not expect the adoption to have a material impact on the Consolidated Financial Statements.

Revenue Arrangements with Multiple Deliverables – In September 2009, new accounting guidance was issued concerning accounting for revenue arrangements with multiple deliverables. The guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately. It also eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize a portion of the overall arrangement fee that is attributable to items that have already been delivered. The guidance also establishes a selling price hierarchy for determining the selling price of a deliverable and expands disclosures for multiple-deliverable revenue arrangements. The new guidance is required to be adopted by the corporation for revenue arrangements entered into or materially modified at the beginning of fiscal 2011.

Forward-Looking Information

This document contains certain forward-looking statements, including the anticipated costs and benefits of restructuring, transformation and Project Accelerate actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments, projected capital expenditures, cash tax payments, pension settlement amounts and effective tax rates. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•

Sara Lee’s relationship with its customers, such as (i) a significant change in Sara Lee’s business with any of its major customers, such as Wal-Mart, its largest customer, including changes in the level of inventory these customers maintain; and (ii) credit and other business risks associated with customers operating in a highly competitive retail environment;

•

The consumer marketplace, such as (iii) significant competition, including advertising, promotional and price competition; (iv) changes in consumer behavior due to economic conditions, such as a shift in consumer demand toward private label; (v) fluctuations in the cost of raw materials, Sara Lee’s ability to increase or maintain product prices in response to fluctuations in cost and the impact on Sara Lee’s profitability; (vi) the impact of various food safety issues and regulations on sales and profitability of Sara Lee products; and (vii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

•

Sara Lee’s international operations, such as (viii) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the European euro, given Sara Lee’s significant concentration of business in Western Europe; (ix) Sara Lee’s generation of a high percentage of its revenues from businesses outside the United States and costs to remit these foreign earnings into the United States to fund Sara Lee’s domestic operations; (x) the impact on Sara Lee’s business of its receipt of a binding offer to purchase the global body care and European detergent businesses and its intent to divest the remainder of its international household and body care business; and (xi) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

•

Previous business decisions, such as (xii) Sara Lee’s ability to generate margin improvement through cost reduction and efficiency initiatives, including Project Accelerate and the outsourcing of significant portions of our financial transaction processing, global IT applications development and maintenance, and global indirect procurement activities; (xiii) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions, and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows, which could impact future impairment analyses; (xiv) credit ratings issued by the three major credit rating agencies and the impact these ratings have on Sara Lee’s cost to borrow funds and access to capital/debt markets; (xv) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (xvi) changes in the expense for and contingent liabilities relating to multi-employer pension plans in which Sara Lee participates.

•

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the first quarter of fiscal 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2009 to August 1, 2009	—	—	—	13,459,121	—
August 2, 2009 to August 29, 2009	—	—	—	13,459,121	—
August 30, 2009 to September 26, 2009	—	—	—	13,459,121	$1.0 billion

Total	—	—	—	13,459,121	$1.0 billion

(1)	Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of September 26, 2009, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program. As of September 26, 2009, no shares have been repurchased under this program. There is no expiration date for either program.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Corporation’s 2009 Annual Meeting of Stockholders was held on October 29, 2009 in Chicago, Illinois (“Annual Meeting”).

(b)	A total of 574,969,949 shares of the Corporation’s common stock (82.46% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting, in person or by proxy. The stockholders of the Corporation were requested to elect 12 directors, and all nominees were elected as indicated by the following voting tabulation:

Name of Nominee	For	Against	Abstain
Brenda C. Barnes	551,391,156	21,372,697	2,206,096
Christopher B. Begley	557,255,738	14,960,868	2,753,343
Crandall C. Bowles	409,429,621	162,733,633	2,806,695
Virgis W. Colbert	528,257,477	43,817,034	2,895,438
James S. Crown	409,484,525	162,764,712	2,720,712
Laurette T. Koellner	554,892,047	17,232,294	2,845,608
Cornelis J.A. van Lede	551,312,171	20,822,549	2,835,229
Dr. John McAdam	544,503,857	27,619,661	2,846,431
Sir Ian Prosser	556,277,034	15,867,806	2,825,109
Norman R. Sorensen	410,440,280	161,799,158	2,730,511
Jeffrey W. Ubben	554,748,557	17,980,094	2,241,298
Jonathan P. Ward	388,492,077	183,770,469	2,707,403

(c) (i)	The stockholders were requested to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accountants for fiscal year 2010. Of the total votes cast, 564,673,134 votes were cast for the proposal, 8,082,958 votes were cast against the proposal, and 2,213,857 votes abstained.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Letter agreement dated September 25, 2009 from Unilever N.V. and Unilever PLC to Sara Lee Corporation.

10.2	Letter agreement dated September 25, 2009 from Sara Lee Corporation to Unilever N.V. and Unilever PLC.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Sara Lee Corporation Quarterly Report on Form 10-Q for the quarter ended September 26, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Common Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements, tagged in block text; and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

	By:	/s/ Thomas S. Shilen, Jr.
Thomas S. Shilen, Jr.
Corporate Controller
Senior Vice President, Finance

DATE: November 5, 2009