Form 10-Q
period 2009-12-26
Sara Lee Corp
filed 2010-02-04
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 26, 2009

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

On December 26, 2009, the Registrant had 697,326,315 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at December 26, 2009 and June 27, 2009

(Unaudited)

In millions	Dec. 26, 2009	June 27, 2009
Assets
Cash and equivalents	$1,331	$951
Trade accounts receivable, less allowances	1,398	1,272
Inventories
Finished goods	436	443
Work in process	25	32
Materials and supplies	335	291

	796	766

Current deferred income taxes	181	207
Other current assets	314	250
Assets held for sale	403	384

Total current assets	4,423	3,830

Property, net of accumulated depreciation of $2,881 and $2,776, respectively	2,156	2,200
Trademarks and other identifiable intangibles, net	570	585
Goodwill	1,312	1,295
Deferred income taxes	314	309
Other noncurrent assets	175	245
Noncurrent assets held for sale	980	953

	$9,930	$9,417

Liabilities and Equity
Notes payable	$42	$20
Accounts payable	900	1,004
Income taxes payable and current deferred taxes	7	23
Other accrued liabilities	1,372	1,467
Current maturities of long-term debt	22	46
Liabilities held for sale	336	286

Total current liabilities	2,679	2,846

Long-term debt	2,749	2,738
Pension obligation	582	595
Deferred income taxes	48	55
Other liabilities	1,079	1,061
Noncurrent liabilities held for sale	11	64
Equity
Sara Lee common stockholders’ equity	2,753	2,036
Noncontrolling interest	29	22

Total Equity	2,782	2,058

	$9,930	$9,417

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarter and Six Months ended December 26, 2009 and December 27, 2008

(Unaudited)

	Quarter ended		Six Months ended
In millions, except per share data	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008
Continuing Operations
Net sales	$2,858	$2,856	$5,446	$5,650

Cost of sales	1,753	1,887	3,372	3,704
Selling, general and administrative expenses	791	832	1,555	1,670
Net charges for exit activities, asset and business dispositions	15	34	28	30
Impairment charges	17	107	17	107
Contingent sale proceeds	—	—	(133)	(150)
Interest expense	38	41	73	86
Interest income	(6)	(5)	(12)	(25)

	2,608	2,896	4,900	5,422

Income (loss) from continuing operations before income taxes	250	(40)	546	228
Income tax expense (benefit)	(55)	—	51	77

Income (loss) from continuing operations	305	(40)	495	151
Discontinued Operations
Net income from discontinued operations, net of tax expense (benefit) of $(7), $14, $(38) and $36	66	23	160	62

Net income (loss)	$371	$(17)	$655	$213

Income (loss) from continuing operations per share of common stock
Basic	$0.44	$(0.06)	$0.71	$0.21

Diluted	$0.43	$(0.06)	$0.71	$0.21

Net income (loss) per share of common stock
Basic	$0.53	$(0.02)	$0.94	$0.30

Diluted	$0.53	$(0.02)	$0.94	$0.30

Average shares outstanding
Basic	699	703	698	705

Diluted	701	703	700	706

Cash dividends declared per share of common stock	$0.11	$0.11	$0.11	$0.11

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the period June 28, 2008 to December 26, 2009

(Unaudited)

		Sara Lee Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at June 28, 2008	$2,830	$7	$7	$2,760	$(112)	$149	$19

Net income	364	—	—	364	—	—	—
Earnings of noncontrolling interest	11	—	—	—	—	—	11
Translation adjustments, net of tax	(563)	—	—	—	—	(561)	(2)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(30)	—	—	—	—	(30)	—
Pension/Postretirement activity, net of tax	(164)	—	—	—	—	(164)	—
Other comprehensive income activity, net of tax	(4)	—	—	—	—	(2)	(2)

Comprehensive income (loss)	$(386)						7

Dividends on common stock	(310)	—	—	(310)	—	—	—
Dividends paid on noncontrolling interest/Other	(4)						(4)
Stock issuances—
Stock option and benefit plans	4	—	4	—	—	—	—
Restricted stock	29	—	29	—	—	—	—
Share repurchases and retirement	(103)	—	(25)	(78)	—	—	—
Pension/Postretirement – adjustment to change in measurement date, net of tax	(13)	—	—	(16)	—	3	—
ESOP tax benefit, redemptions and other	11	—	2	1	8	—	—

Balances at June 27, 2009	2,058	7	17	2,721	(104)	(605)	22

Net income	655	—	—	655	—	—	—
Earnings of noncontrolling interest	7	—	—	—	—	—	7
Translation adjustments, net of tax	140	—	—	—	—	139	1
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	9	—	—	—	—	9	—
Pension/Postretirement activity, net of tax	(32)	—	—	—	—	(32)	—
Other comprehensive income activity, net of tax	2	—	—	—	—	1	1

Comprehensive income	$781						9

Dividends on common stock	(78)	—	—	(78)	—	—	—
Dividends paid on noncontrolling interest	(2)	—	—	—	—	—	(2)
Stock issuances—
Stock option and benefit plans	2	—	2	—	—	—	—
Restricted stock	18	—	18	—	—	—	—
ESOP tax benefit, redemptions and other	3	—	—	—	3	—	—

Balances at December 26, 2009	$2,782	$7	$37	$3,298	$(101)	$(488)	$29

Comprehensive loss was $358 million in the first six months of 2009. There was no comprehensive loss attributable to noncontrolling interests in the first six months of 2009.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months ended December 26, 2009 and December 27, 2008

(Unaudited)

	Six Months ended
In millions	Dec. 26, 2009	Dec. 27, 2008
OPERATING ACTIVITIES—
Net income	$655	$213
Less: Cash received from contingent sale proceeds	(133)	(150)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	181	184
Amortization	48	58
Impairment charges	17	107
Net (gain) loss on business dispositions	9	(3)
Pension contributions, net of expense	25	(21)
Other	(12)	142
Changes in current assets and liabilities, net of businesses acquired and sold	(318)	(316)

Net cash from operating activities	472	214

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(142)	(134)
Purchases of software and other intangibles	(11)	(14)
Acquisitions of businesses and investments	—	(10)
Dispositions of businesses and investments	(1)	15
Cash received from contingent sale proceeds	133	150
Cash received from (used in) derivative transactions	75	(153)
Sales of assets	9	5

Net cash received from (used in) investment activities	63	(141)

FINANCING ACTIVITIES—
Purchases of common stock	—	(103)
Borrowings of other debt	32	—
Repayments of other debt	(48)	(327)
Net change in financing with less than 90-day maturities	1	(18)
Payments of dividends	(154)	(149)

Net cash used in financing activities	(169)	(597)

Effect of changes in foreign exchange rates on cash	25	(198)

Increase (decrease) in cash and equivalents	391	(722)
Add: Cash balances of discontinued operations at beginning of year	8	1
Less: Cash balances of discontinued operations at end of period	(19)	(4)
Cash and equivalents at beginning of year	951	1,282

Cash and equivalents at end of quarter	$1,331	$557

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES—
Trade accounts receivable	$(108)	$(89)
Inventories	(3)	(77)
Other current assets	50	(7)
Accounts payable	(43)	(151)
Accrued liabilities	(36)	28
Accrued taxes	(178)	(20)

Changes in current assets and liabilities, net of businesses acquired and sold	$(318)	$(316)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the quarter and six months ended December 26, 2009 and December 27, 2008 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (corporation or company), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the six months ended December 26, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of June 27, 2009 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended June 27, 2009. The businesses comprising the former International Household and Body Care segment are presented as discontinued operations in the corporation’s consolidated financial statements. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. Fiscal 2010 ends on July 3, 2010. The second quarter and first six months of fiscal 2010 ended on December 26, 2009 and the second quarter and first six months of fiscal 2009 ended on December 27, 2008. Each of the quarters was a thirteen-week period and each of the six month periods was a twenty-six week period. Fiscal 2010 is a 53-week year, whereas fiscal 2009 was a 52-week year. Unless otherwise stated, references to years relate to fiscal years.

In 2010, the corporation adopted new accounting guidance related to noncontrolling interests in consolidated financial statements. This guidance requires the classification of noncontrolling interests in subsidiaries, formerly referred to as minority interest, as a separate component of equity and the changes in ownership interest must be accounted for as equity transactions. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The adoption of this accounting guidance did not have an impact on the Consolidated Statements of Income as the corporation does not have any noncontrolling interests associated with its continuing operations. However, the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity have been revised, for all periods presented, to isolate the impact of noncontrolling interests on equity and comprehensive income.

In 2010, the corporation adopted new accounting guidance related to business combinations, which requires changes in the accounting and reporting of business acquisitions. This guidance requires an acquirer to recognize and measure the identifiable assets acquired, liabilities assumed, contractual contingencies, contingent consideration and any noncontrolling interest in an acquired business at fair value on the acquisition date. In addition, it also requires that acquisition costs generally be expensed when incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and any adjustments to deferred tax asset valuation allowances and acquired uncertain tax positions after the measurement period to be reflected in income tax expense. The adoption of this guidance has not impacted the consolidated financial statements.

2.	Net Income Per Share

Net income per share – basic is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter and six month period ended December 26, 2009, options to purchase 23.9 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and six months ended December 27, 2008, options to purchase 28.6 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. These shares are excluded from the earnings per share calculation as they are anti-dilutive. In addition, the dilutive effect of stock options and award plans were excluded from the determination of the dilutive average shares outstanding calculation for the quarter ended December 27, 2008, as the impact would have been anti-dilutive due to the net loss in the quarter.

The average shares outstanding declined in the second quarter and first six months of 2010 as compared to the second quarter and first six months of 2009 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. During the first six months of 2010, the corporation did not repurchase any shares of its common stock. During 2009, the corporation repurchased 11.4 million shares of common stock, all of which were repurchased during the second quarter. At December 26, 2009, the corporation was authorized to repurchase $1 billion of common stock under its share repurchase program. In addition, 13.5 million shares of common stock remain authorized for repurchase under the corporation’s prior share repurchase program. The timing and amount of future share repurchases will be based upon the completion of the corporation’s sale of its household and body care businesses, market conditions and other factors.

The following is a reconciliation of net income (loss) to net income (loss) per share – basic and diluted – for the second quarter and first six months of 2010 and 2009 (per share amounts are rounded and may not add to total):

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter ended		Six months ended
	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008
Income (loss) from continuing operations	$305	$(40)	$495	$151
Income from discontinued operations, net of tax	66	23	160	62

Net income (loss)	$371	$(17)	$655	$213

Average shares outstanding – basic	699	703	698	705
Dilutive effect of stock option and award plans	2	—	2	1

Diluted shares outstanding	701	703	700	706

Income (loss) from continuing operations per share
Basic	$0.44	$(0.06)	$0.71	$0.21

Diluted	$0.43	$(0.06)	$0.71	$0.21

Income from discontinued operations per share
Basic	$0.09	$0.03	$0.23	$0.09

Diluted	$0.09	$0.03	$0.23	$0.09

Net income (loss) per share
Basic	$0.53	$(0.02)	$0.94	$0.30

Diluted	$0.53	$(0.02)	$0.94	$0.30

3.	Segment Information

The following is a general description of the corporation’s five business segments:

•	North American Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	North American Fresh Bakery – sells a variety of fresh bakery products to retail customers in North America.

•	North American Foodservice – sells a variety of meat, bakery, and beverage products to foodservice customers in North America.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

The results of the businesses comprising the corporation’s former International Household and Body Care segment are now being reported as discontinued operations for all periods presented. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations.

The corporation incurs various information technology (IT) and human resource (HR) costs related to its business segments. The IT costs include amortization of software used directly by the business segments, intranet website management costs, systems support, maintenance and project costs. The HR costs include benefits administration, organizational development, labor relations and recruiting costs incurred by the corporate human resource function on behalf of the business segments. Prior to 2010, these costs were included in Other general corporate expenses. Beginning in 2010, the corporation now includes these IT and HR costs in the operating results of the business segments. The reason for this change is that the integration of our operations over the past several years has resulted in more centralized services, which in many cases are conducted directly for the benefit of the business segments. Management believes these costs should be reflected in operating segment income in order to provide better information regarding the actual results of the business segment. Business segment information for 2009 has been revised to be consistent with the new basis of presentation.

The following is a summary of net sales and operating segment income by business segment for the second quarter and first six months of 2010 and 2009.

	Net Sales
(In millions)	Second Quarter 2010	Second Quarter 2009	Six Months 2010	Six Months 2009
North American Retail	$745	$746	$1,404	$1,426
North American Fresh Bakery	499	539	1,040	1,110
North American Foodservice	529	614	986	1,151
International Beverage	884	770	1,618	1,554
International Bakery	211	197	415	428

Total business segments	2,868	2,866	5,463	5,669
Intersegment sales	(10)	(10)	(17)	(19)

Net sales	$2,858	$2,856	$5,446	$5,650

	Income (Loss) Before Income Taxes
(In millions)	Second Quarter 2010	Second Quarter 2009	Six Months 2010	Six Months 2009
North American Retail	$122	$73	$202	$128
North American Fresh Bakery	16	(16)	30	1
North American Foodservice	45	(48)	83	(23)
International Beverage	172	108	295	250
International Bakery	(1)	(19)	5	(4)

Total operating segment income	354	98	615	352
Amortization of intangibles	(12)	(11)	(23)	(23)
General corporate expenses:
Other	(64)	(68)	(119)	(132)
Mark-to-market derivative gains/(losses)	4	(23)	1	(58)
Contingent sale proceeds	—	—	133	150

Operating income (loss)	282	(4)	607	289
Net interest expense	(32)	(36)	(61)	(61)

Income (loss) before income taxes	$250	$(40)	$546	$228

In 2010, the corporation is now presenting certain segment assets, principally consisting of cash, in corporate assets for all periods since these assets are primarily controlled by the corporate group. A summary of segment assets as of December 26, 2009 and June 27, 2009 is as follows:

	Dec. 26, 2009	June 27, 2009
Assets
North American Retail	$1,238	$1,266
North American Fresh Bakery	1,115	1,140
North American Foodservice	1,120	1,134
International Beverage	2,008	1,932
International Bakery	750	719

	6,231	6,191
Net assets held for sale	1,383	1,337
Other corporate assets (a)	2,316	1,889

Total assets	$9,930	$9,417

(a)	Principally cash and cash equivalents, certain corporate fixed assets, deferred tax assets and certain other noncurrent assets.

4.	Discontinued Operations

In September 2009, the corporation announced that it had received a binding offer for the sale of its global body care and European detergents businesses for 1.275 billion euros. In December 2009, the corporation also announced that it received a binding offer for the sale of its air care business for 320 million euros. These proposed transactions are subject to certain customary closing conditions and regulatory approvals and are anticipated to close during calendar 2010. Together these businesses represent approximately 70% of the net sales of the international household and body care businesses. The corporation had previously announced that it was reviewing strategic options for its international household and body care businesses after receiving expressions of interest. The corporation is also actively marketing for sale its remaining household and body care businesses and, as a result, the businesses that formerly comprised the International Household and Body Care segment – air care, body care, shoe care and insecticides – are classified as discontinued operations and are presented in a separate line in the Consolidated Statements of Income for all periods presented. The assets and liabilities of these businesses to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Condensed Consolidated Balance Sheets for all periods presented.

The following is a summary of the operating results of the corporation’s discontinued operations:

	Second Quarter 2010			Second Quarter 2009
(In millions)	Net Sales	Pretax Income	Net Income	Net Sales	Pretax Income	Net Income
International Household and Body Care businesses	$565	$59	$66	$484	$37	$23

	First Six Months 2010			First Six Months 2009
(In millions)	Net Sales	Pretax Income	Net Income	Net Sales	Pretax Income	Net Income
International Household and Body Care businesses	$1,086	$122	$160	$1,039	$98	$62

The $38 million tax benefit reported in the first six months of 2010 was primarily due to a $53 million tax benefit related to the reversal of a tax valuation allowance on United Kingdom net operating loss carryforwards as a result of the anticipated gain from the household and body care business disposition. In addition, there was a $27 million tax benefit related to the anticipated utilization of U.S. capital loss carryforwards available to offset the capital gain resulting from the household and body care business disposition.

The following is a summary of the net assets held for sale as of December 26, 2009 and June 27, 2009, which includes the net assets of the international household and body care businesses.

(In millions)	Dec. 26, 2009	June 27, 2009
Cash and cash equivalents	$19	$8
Trade accounts receivable	75	61
Inventories	262	262
Other current assets	47	53

Total current assets held for sale	403	384

Property	157	156
Trademarks and other intangibles	221	221
Goodwill	583	568
Other assets	19	8

Assets held for sale	$1,383	$1,337

Notes payable	$1	$—
Accounts payable	54	49
Accrued expenses and other current liabilities	273	228
Current maturities of long-term debt	8	9

Total current liabilities held for sale	336	286
Long-term debt	5	7
Other liabilities	6	57

Liabilities held for sale	$347	$350

Noncontrolling interest	$29	$22

The discontinued operations cash flows are summarized in the table below:

(In millions) – Increase / (Decrease)	Six Months Ended Dec. 26, 2009	Six Months Ended Dec. 27, 2008
Cash flow from operating activities	$158	$86
Cash flow used in investing activities	(7)	(9)
Cash flow used in financing activities	(140)	(74)

Increase in net cash of discontinued operations	11	3
Cash and cash equivalents at beginning of year	8	1

Cash and cash equivalents at end of period	$19	$4

The cash used in financing operations primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations exclude virtually all of its cash as most of the cash of those businesses has been retained as a corporate asset.

5.	Impairment Review and Goodwill

The corporation tests goodwill for impairments in the second quarter of each fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets.

As a result of the review performed in the second quarter of 2010, the corporation determined that no goodwill impairment was required to be recognized as the carrying amounts of the reporting units did not exceed their fair values. The change in the goodwill balance from June 27, 2009 is due to the impact of changes in foreign currency exchange rates on foreign denominated goodwill. In the second quarter of 2009, a $107 million goodwill impairment charge was recognized in the foodservice beverage reporting unit after it was determined the carrying value of assets exceeded their fair value. The foodservice beverage reporting unit had experienced a significant decline in profitability due to a highly competitive marketplace and difficult economic conditions which led to the impairment charge. The impairment loss recognized equaled the entire remaining amount of goodwill in the foodservice beverage reporting unit and no tax benefit was recognized on the charge.

In the second quarter of 2010, the corporation recognized a $17 million impairment charge related to fixed assets. Thirteen million related to the writedown of manufacturing equipment associated with the North American foodservice bakery reporting unit due to the loss of a customer contract. The remaining $4 million related to the writedown of bakery equipment associated with the Spanish bakery reporting unit.

For the 2010 goodwill impairment test, the fair value of the reporting units was estimated based on a weighting of two models - a discounted cash flow model and a market multiple model. The discounted cash flow model uses management’s business plans and projections as the basis for expected future cash flows for the first ten years and a 2% residual growth rate thereafter. A separate discount rate derived from published sources was utilized for each reporting unit and, on a weighted average basis, the discount rate used was 9.3%. The market multiple approach employs market multiples of revenues or earnings for companies comparable to the corporation’s reporting units. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.

The majority of goodwill impairments recognized by the corporation in the past several years relate to goodwill attributable to the Earthgrains bakery acquisition in 2002. Three reporting units that continue to carry significant Earthgrains goodwill balances at December 26, 2009 include North American foodservice bakery with $476 million, North American fresh bakery with $270 million and international bakery France with $186 million. Although the corporation currently believes the operations support the value of goodwill reported, these entities are the most sensitive to changes in inherent assumptions and estimates used in determining fair value. These three reporting units represent approximately 71% of goodwill remaining in continuing operations. Holding all other assumptions constant at the test date for both models, a 100 basis point increase in the discount rate used for these three reporting units would reduce the enterprise value approximately 10% indicating no potential impairment. These three reporting units have estimated fair values in excess of net asset carrying values in the range of 21% to 33% as of the test date.

6.	Exit, Disposal and Transformation/Accelerate Activities

As part of its ongoing efforts to improve its operational performance and reduce costs, the corporation initiated Project Accelerate (“Accelerate”) in 2009, which is a series of global initiatives designed to drive significant savings in the next three years. It is anticipated that the overall cost of the initiatives will include severance costs as well as transition costs associated with transferring services to an outside third party. An important component of Project Accelerate involves outsourcing pieces of the North American and European Finance (transaction processing) and Global Information Services (applications development and maintenance) groups as well as the company’s global indirect procurement activities. In addition to cost savings, this business process outsourcing will help the corporation drive standardization, increase efficiency and provide flexibility. The corporation began implementation of the initiative in North America and Europe in the second quarter of 2009 and plans to complete global implementation within three years.

The company announced a transformation plan in February 2005 designed to improve performance and better position the company for long-term growth. The plan involved significant changes in the company’s organizational structure, portfolio changes involving the disposition of a significant portion of the corporation’s business, and a number of actions to improve operational efficiency. The corporation continues to recognize certain trailing costs related to these transformation actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated.

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

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended		Six months ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008
Selling, general and administrative expenses:
Transformation charges – IT costs	$—	$—	$—	$3
Project Accelerate charges – other	5	2	10	2

Net charges for (income from):
Exit activities	6	34	19	33
Asset and business dispositions	9	—	9	(3)

Decrease in income from continuing operations before income taxes	20	36	38	35
Income tax benefit	(7)	(9)	(13)	(9)

Decrease in income from continuing operations	$13	$27	$25	$26

Impact on diluted EPS	$.02	$.04	$.04	$.04

The impact of these actions on the corporation’s business segments and general corporate expenses is summarized as follows:

	Quarter ended		Six months ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008
North American Retail	$—	$—	$3	$(1)
North American Fresh Bakery	—	—	1	—
North American Foodservice	2	(1)	2	(4)
International Beverage	(2)	1	—	3
International Bakery	9	29	16	29

Decrease in operating segment income	9	29	22	27
Increase in general corporate expenses	11	7	16	8

Total	$20	$36	$38	$35

The following discussion provides information concerning the exit, disposal and transformation/Accelerate activities for each year where actions were initiated and material reserves exist.

2010 Actions

During 2010, the corporation approved certain actions related to exit, disposal, and Accelerate activities and recognized charges of $43 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 351 employees, related to both European and North American operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 351 targeted employees, 258 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

•	Recognized a $9 million net loss associated with the disposition of certain bakery manufacturing facilities in Spain.

The following table summarizes the net charges taken for the exit, disposal and Accelerate activities approved during 2010 and the related status as of December 26, 2009. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The composition of these charges and the remaining accruals are summarized below. Approximately $46 million of additional charges are expected to be recognized in the remainder of 2010. Included in this amount is an estimated loss of $10 million that will be recognized in the third quarter related to the disposition of an additional bakery facility in Spain.

(In millions)	Employee termination and other benefits	Accelerate costs – IT and other	Non-cancellable Leases	Asset and Business Disposition Actions	Total
Exit, disposal and other costs recognized during 2010	$20	$11	$3	$9	$43
Cash payments	(3)	(6)	—	—	(9)
Non-cash charges	—	—	—	—	—
Asset and business disposition losses	—	—	—	(9)	(9)

Accrued costs as of December 26, 2009	$17	$5	$3	$—	$25

2009 Actions

During 2009, the corporation approved certain actions related to exit, disposal, transformation and Accelerate activities and recognized cumulative charges of $125 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 1,076 employees, related to both European and North American operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 1,076 targeted employees, 185 employees have not yet been terminated, but are expected to be terminated by the end of 2010.

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

Significant actions completed during the first six months of 2010 and the status of the remaining elements of the 2009 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2009 actions. The composition of these charges and the remaining accruals are summarized below.

(In millions)	Employee termination and other benefits	Transformation/ Accelerate costs – IT and other	Total
Accrued costs as of June 27, 2009	$95	$6	$101
Non-cash charges	(1)	—	(1)
Cash payments	(40)	(2)	(42)
Change in estimate	(5)	(1)	(6)
Foreign exchange impacts	2	—	2

Accrued costs as of December 26, 2009	$51	$3	$54

2008 Actions

During 2008, the corporation approved certain actions related to exit, disposal and transformation activities and recognized cumulative charges of $89 million related to these actions. Each of these activities was completed within a 12-month period after being approved and included the following:

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

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Total
Accrued costs as of June 27, 2009	$11	$3	$14
Cash payments	(2)	—	(2)
Change in estimate	—	2	2

Accrued costs as of December 26, 2009	$9	$5	$14

In periods prior to 2008, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure and these actions have had minimal impact on current year results. As of December 26, 2009, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these completed actions total $30 million and primarily represent certain severance obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

7.	Financial Instruments

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

The corporation recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. The corporation uses either hedge accounting or mark-to-market accounting for its derivative instruments. For derivatives that qualify for hedge accounting, the corporation designates these derivatives as fair value, cash flow or net investment hedges by formally documenting the hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions.

As noted above, the corporation uses derivative financial instruments to manage some of its exposure to commodity prices. A commodity derivative not declared a hedge in accordance with the accounting rules related to derivative instruments and hedging activities is accounted for under mark-to-market accounting with changes in fair value recorded in the Consolidated Statements of Income. The corporation includes these unrealized mark-to-market gains and losses in general corporate expenses until the derivative instrument is settled. At that time, the cumulative gain or loss previously recorded in general corporate expenses for the derivative instrument will be reclassified into the business segment’s results.

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

Net Investment Hedge – A hedge of the exposure of changes in the underlying foreign currency denominated subsidiary net assets is declared as a net investment hedge. Net investment hedges qualify for hedge accounting. Net investment hedges can include either derivative or non-derivative instruments such as, non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans. The effective portion of the change in the fair value of net investment hedges is recorded in the cumulative translation adjustment account within common stockholders’ equity. At December 26, 2009, the U.S. dollar equivalent of intercompany loans designated as net investment hedges was $2.7 billion.

Mark-to-Market Hedge – A derivative that does not qualify for hedge accounting in one of the categories above is accounted for under mark-to-market accounting and referred to as a mark-to-market hedge. Changes in the fair value of a mark-to-market hedge are recognized in the Consolidated Statements of Income to act as an economic hedge against the changes in the values of another item or transaction. Changes in the fair value of derivatives classified as mark-to-market hedges are reported in earnings in either the “Cost of sales” or “Selling, general and administrative expenses” lines of the Consolidated Statements of Income where the change in value of the underlying transaction is recorded.

Types of Derivative Instruments

Interest Rate and Cross Currency Swaps – To manage interest rate risk, the corporation has entered into interest rate swaps that effectively convert certain fixed-rate debt instruments into floating-rate debt instruments. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The corporation utilizes interest rate swap derivatives in order to maintain a targeted amount of both fixed-rate and floating-rate long-term debt and notes payable. Currently the corporation has a fixed interest rate on approximately 70% of long-term debt and notes payable issued.

The corporation has issued certain foreign-denominated debt instruments and utilizes cross currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. As of December 26, 2009, the total notional amount of the corporation’s interest rate swaps and cross currency swaps were $385 million and $805 million, respectively. The notional value of the cross currency swaps is calculated by multiplying the euro value swapped by the exchange rate at the reporting date.

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

The principal currencies hedged by the corporation include the European euro, British pound, Danish krone, Hungarian forint, U.S. dollar, Swiss franc and Brazilian real. As of December 26, 2009, the net U.S. dollar equivalent of commitments to purchase and sell foreign currencies is $1,905 million and $1,913 million, respectively, using the exchange rate at the reporting date. The corporation hedges virtually all foreign exchange risk derived from recorded transactions and firm commitments and only hedges foreign exchange risk related to anticipated transactions where the exposure is potentially significant.

The corporation has held foreign exchange option contracts to reduce the foreign exchange fluctuations on anticipated purchase transactions. As of December 26, 2009, the U.S. dollar equivalent notional amount of foreign exchange options is $4.1 million and is determined by the delta adjusted value as of period end.

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

As of December 26, 2009, the total notional amount of commodity futures and option contracts was $160 million and $21 million, respectively. The notional amount of commodity futures contracts is determined by the initial cost of the contracts while the notional amount of options contracts is determined by the delta adjusted value as of period end.

The corporation only enters into futures and options contracts that are traded on established, well-recognized exchanges that offer high liquidity, transparent pricing, daily cash settlement and collateralization through margin requirements.

Cash Flow Presentation

The settlement of derivative contracts related to the purchase of inventory, commodities or other hedged items that utilize hedge accounting are reported in the Consolidated Statements of Cash Flows as an operating cash flow, while those derivatives that utilize the mark-to-market hedge accounting model are reported in investing activities when those contracts are settled in cash. Fixed to floating rate swaps are reported as a component of interest expense and therefore are reported in cash flow from operating activities similar to how cash interest payments are reported. The portion of the gain or loss on a cross currency swap that offsets the change in the value of interest expense is recognized in cash flow from operations, while the gain or loss on the swap that is offsetting the change in value of the debt is classified as a financing activity in the Consolidated Statement of Cash Flows.

Contingent Features/Concentration of Credit Risk

All of the corporation’s derivative instruments are governed by International Swaps and Derivatives Association (i.e. ISDA) master agreements, requiring the corporation to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the corporation’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 26, 2009, is $283 million for which the corporation has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on December 26, 2009, the corporation would be required to post collateral of, at most, $283 million with its counterparties.

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

The fair values and carrying amounts of long-term debt, including the current portion, at December 26, 2009 were $2,851 million and $2,771 million, and at June 27, 2009 were $2,780 million and $2,784 million, respectively. The fair value of the corporation’s long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at December 26, 2009 and June 27, 2009 is as follows:

	Assets				Liabilities
	Other Current Assets		Other Non- Current Assets		Accrued Liabilities – Other		Other
	Dec. 26, 2009	June 27, 2009	Dec. 26, 2009	June 27, 2009	Dec. 26, 2009	June 27, 2009	Dec. 26, 2009	June 27, 2009
Derivatives designated as hedging instruments:
Interest rate contracts (b)	$3	$3	$29	$30	$—	$—	$—	$—
Foreign exchange contracts (b)	—	1	—	—	3	8	261	249
Commodity contracts (a)	3	1	—	—	—	—	—	—

Total derivatives designated as hedges	6	5	29	30	3	8	261	249

Derivatives not designated as hedging instruments:
Foreign exchange contracts (b)	13	61	—	—	19	34	—	—
Commodity contracts (a)	1	1	—	—	—	—	—	—

Total derivatives not designated as hedges	14	62	—	—	19	34	—	—

Total derivatives	$20	$67	$29	$30	$22	$42	$261	$249

(a)	Categorized as level 1: Fair value of level 1 assets and liabilities as of December 26, 2009 are $4 million and nil and at June 27, 2009 are $2 million and nil, respectively.
(b)	Categorized as level 2: Fair value of level 2 assets and liabilities as of December 26, 2009 are $45 million and $283 million and at June 27, 2009 are $95 million and $291 million, respectively.

Information on the location and amounts of derivative gains and losses in the Consolidated Statements of Income for the quarter ended December 26, 2009 is as follows:

	Gain (Loss) Recognized in Income on Derivatives		Gain (Loss) Recognized in Income on Hedged Item
Fair Value Derivatives	Location	Amount	Location	Amount
Interest rate contracts	Interest income	$2	Interest income	$2

	Gain (Loss) Deferred in OCI on Derivative (effective portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)		Gain (Loss) Recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing)
Cash Flow Derivatives	Amount	Location	Amount	Location	Amount
Interest rate contracts	$2	N/A	$—	N/A	$—
Foreign exchange contracts	15	Selling, general and administrative expenses	12	Interest expense	(3)
Commodity contracts	4	Cost of sales	—	Selling, general and administrative expenses	—

Total	$21		$12		$(3)

Information on the location and amounts of derivative gains and losses in the Consolidated Statements of Income for the six months ended December 26, 2009 is as follows:

	Gain (Loss) Recognized in Income on Derivatives		Gain (Loss) Recognized in Income on Hedged Item
Fair Value Derivatives	Location	Amount	Location	Amount
Interest rate contracts	Interest income	$7	Interest income	$1

	Gain (Loss) Deferred in OCI on Derivative (effective portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (effective portion)		Gain (Loss) Recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing)
Cash Flow Derivatives	Amount	Location	Amount	Location	Amount
Interest rate contracts	$1	N/A	$—	N/A	$—
Foreign exchange contracts	(6)	Selling, general and administrative expenses	(14)	Interest expense	(6)
Commodity contracts	2	Cost of sales	(3)	Selling, general and administrative expenses	—

Total	$(3)		$(17)		$(6)

At December 26, 2009 the maximum maturity date of any cash flow hedge was approximately four years principally related to two cross currency swaps that mature in 2012 and 2013. The corporation expects to reclassify into earnings during the next twelve months net losses from Accumulated Other Comprehensive Income of approximately $5 million at the time the underlying hedged transaction is recognized in the Consolidated Statement of Income.

	Gain (Loss) Recognized in OCI on Derivative (effective portion)
Net Investment Derivatives	Quarter ended Dec. 26, 2009	Six months ended Dec. 26, 2009
Foreign exchange contracts	$65	$(87)

	Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location	Quarter ended Dec. 26, 2009	Six months ended Dec. 26, 2009
Foreign exchange contracts	Cost of sales	$6	$1
Foreign exchange contracts	Selling, general and administrative expenses	(8)	41
Commodity contracts	Cost of sales	1	3
Commodity contracts	Selling, general and administrative expenses	6	1

Total		$5	$46

8.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) for the second quarter and first six months of 2010 and 2009 are as follows:

	Pension		Postretirement Medical and Life Insurance
(In millions)	Second Quarter 2010	Second Quarter 2009	Second Quarter 2010	Second Quarter 2009
Service cost	$15	$15	$1	$1
Interest cost	66	63	2	3
Expected return on plan assets	(63)	(65)	—	—
Amortization of
Transition (asset) obligation	—	—	(1)	—
Prior service cost	2	2	(6)	(5)
Net actuarial loss	13	2	1	—

Net periodic benefit cost	$33	$17	$(3)	$(1)

	Pension		Postretirement Medical and Life Insurance
(In millions)	Six Months 2010	Six Months 2009	Six Months 2010	Six Months 2009
Service cost	$29	$30	$2	$3
Interest cost	134	133	5	7
Expected return on plan assets	(128)	(138)	—	—
Amortization of
Transition (asset) obligation	—	—	(1)	(1)
Prior service cost	4	4	(14)	(11)
Net actuarial loss	26	5	1	1

Net periodic benefit cost	$65	$34	$(7)	$(1)

Curtailment gain	$—	$—	$—	$12

The net periodic benefit cost of the corporation’s defined benefit pension plans in the first six months of 2010 was $31 million higher than in 2009 as a result of the following:

•	A decline in the expected return on plan assets as a result of a decline in asset values as of the beginning of the current fiscal year as compared to the prior year end.

•

The amortization of net actuarial losses increased in 2010 as a result of an increase in net unamortized actuarial losses which are required to be amortized in future years. The amount of unamortized actuarial losses increased from $570 million at the end of 2008 to $883 million as of the end of 2009 primarily as a result of actuarial losses on plan assets. This resulted in a higher level of loss amortization in 2010.

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

During the first six months of 2010 and 2009, the corporation contributed $43 million and $61 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute approximately $130 million of cash to its defined benefit pension plans in 2010. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2010 may differ from the current estimate.

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

As discussed in footnote 4, Discontinued Operations, the corporation received a binding offer for the sale of the corporation’s body care and European detergents businesses in the first quarter of 2010 and a binding offer for the air care business in the second quarter of 2010. Based on the proposed terms of the sales agreements, the corporation anticipates a significant reduction in the expected years of future service for the employees associated with a defined benefit pension plan in the Netherlands. Although the business dispositions have not yet been completed, a pretax curtailment loss of $11 million has been recognized because the loss is both probable and reasonably estimable. The curtailment loss, which relates to the previously unamortized prior service cost associated with this benefit plan, was recognized in the results of discontinued operations. In conjunction with the curtailment, the plan assets and liabilities of the Netherlands defined benefit plan were remeasured. Based on the results of the remeasurement, the net funded position of this plan declined by approximately $81 million, which was recognized as a decrease in noncurrent pension assets with an offsetting increase in the unamortized actuarial loss in accumulated other comprehensive income (AOCI). This reduction in net funded position primarily related to a reduction in the discount rate used to determine the projected benefit obligation.

The corporation recognized a $7 million charge to income during the first quarter of 2010 to establish the estimated partial withdrawal liability for certain multi-employer pension plans. The charges were all recognized in Selling, general and administrative expenses in the Consolidated Statements of Income and related to the North American Fresh Bakery segment.

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

10.	Income Taxes

Effective Annual Tax Rate for Interim Reporting – Generally accepted accounting principles require that the interim period tax provision be determined as follows:

•

At the end of each quarter, the corporation estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to income from continuing operations before income taxes, excluding significant unusual or infrequently occurring items as defined by the guidelines for the accounting for income taxes. Discontinued operations are excluded in determining ordinary income.

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

The following table sets out the tax expense (benefit) and the effective tax rate for the corporation:

	Second Quarter		Six Months
(In millions)	2010	2009	2010	2009
Continuing operations
Income (loss) before income taxes	$250	$(40)	$546	$228
Income tax expense (benefit)	(55)	—	51	77
Effective tax rate	(21.5)%	(0.8)%	9.4%	33.8%

Second Quarter and First Six Months of 2010

In the second quarter of 2010, the corporation recognized a tax benefit of $55 million on pretax income from continuing operations of $250 million, or a negative effective tax rate of (21.5%). The tax benefit and related effective tax rate on continuing operations were impacted by recognizing $113 million of discrete tax benefits related to the following items:

•	$93 million primarily from the settlement during the quarter of tax audits in the United Kingdom, Hungary, Spain, the United States, and various state and local jurisdictions.

•	$20 million from the release of a valuation allowance on the deferred tax assets of the corporation’s Brazilian subsidiaries.

In the first six months of 2010, the corporation recognized tax expense of $51 million on pretax income from continuing operations of $546 million, or an effective tax rate of 9.4%. The tax expense and related effective tax rate on continuing operations was determined by applying a 25.7% estimated annual effective tax rate to pretax earnings and then recognizing $89 million of discrete tax benefits. The discrete tax items relate to the following:

•	$25 million of tax expense to establish a valuation allowance on net operating losses and other deferred tax assets in Belgium.

•	$94 million of tax benefit primarily from the settlement of tax audits in the United Kingdom, Hungary, Spain, the United States, South Africa, and various state and local jurisdictions.

•	$20 million of tax benefit from the release of a valuation allowance on the deferred tax assets of the corporation’s Brazilian subsidiaries.

The 2010 estimated annual effective rate includes a charge of $35 million related to the expected repatriation of a portion of 2010 earnings, which increases the rate by 4%. The estimated annual effective tax rate also includes $18 million of non-recurring tax benefits related to the utilization of United Kingdom net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the first six months of 2010 is $12 million, of which $6 million was recognized in the second quarter.

Second Quarter and First Six Months of 2009

In the second quarter of 2009, the corporation recognized tax expense of nil on a pretax loss of $40 million, or a negative effective tax rate of (0.8%). The corporation’s effective tax rate was impacted by the recognition of a $107 million non-deductible goodwill impairment charge. The tax rate in the second quarter was also impacted by various discrete items, none of which were material individually or in the aggregate.

In the first six months of 2009, the corporation recognized tax expense of $77 million on pretax income of $228 million, or an effective tax rate of 33.8%. This rate was determined by applying a 33.4% estimated annual effective tax rate to pretax earnings and then recognizing the impact of various discrete tax items, none of which were material individually or in the aggregate. The estimated annual effective tax rate includes a charge of $60 million for the repatriation of a portion of 2009 earnings, which increased the estimated effective annual tax rate by approximately 12%.

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

The year-to-date net decrease in unrecognized tax benefits was $93 million, resulting in an ending balance of $454 million as of December 26, 2009. There was a decrease in uncertain tax positions of $114 million, of which $98 million relates to audit settlements, and $16 million relates to the expiration of statutes of limitations. This decrease was offset by an increase in uncertain tax positions of $21 million, of which $17 million relates to 2010 increases and $4 million relates to unfavorable foreign currency exchange translation.

At this time, the corporation estimates that it is reasonably possible that unrecognized tax benefits will decrease between $70—$130 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of statutes of limitations in several jurisdictions.

The corporation’s tax returns are routinely audited by federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) has completed examinations of the company’s U.S. income tax returns through July 1, 2006. Fiscal years remaining open to examination in the Netherlands include 2003 and forward. Other foreign jurisdictions remain open to audits after 1998. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years before June 28, 2003.

As expected, in October 2009, the Spanish tax administration upheld the challenge made by its local field examination team against tax positions taken by the corporation’s Spanish subsidiaries. In November 2009, the corporation filed an appeal against this claim with the Spanish Tax Court. The corporation believes it is adequately reserved for the challenge raised by the Spanish tax authorities. However, in order to continue its appeal, the corporation will be required in the next 6 – 9 months to either provide a cash deposit or obtain a bank guarantee in the amount of $90—$150 million to fund all allegations. The corporation continues to dispute the challenge and will continue to have further proceedings with the Spanish tax authorities regarding this issue.

11.	Contingencies and Commitments

Aris – This is a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint alleges unfair labor practices due to the termination of manufacturing operations in the Philippines by Aris Philippines, Inc. (Aris), a former subsidiary of the corporation. The complaint names the corporation as a party defendant. In 2006, the arbitrator ruled against the corporation and awarded the plaintiffs $60 million in damages and fees, and the corporation appealed this ruling. In December 2006, the NLRC set aside the arbitrator’s ruling, and remanded the case to the arbitrator for further proceedings. The complainants and the corporation have filed motions for reconsideration – the corporation seeking a final judgment and outright dismissal of the case, and complainants seeking to reinstate the original arbitrator’s judgment against the defendants, including the corporation. The respective motions for reconsideration have been fully briefed and the parties await the NLRC’s rulings.

In response to the arbitrator’s original ruling, the Court of Appeals required the corporation to post a bond of approximately $25 million. The corporation has appealed the decision to the Supreme Court and no additional bond posting is required until all allowable appeals have been exhausted. The corporation continues to believe that the plaintiffs’ claims are without merit; however, it is reasonably possible that this case will be ruled against the corporation and have a material adverse impact on the corporation’s results of operations or cash flows.

American Bakers Association Retirement Plan (ABA Plan) – The corporation is a participating employer in the ABA Plan. In 1979, the Pension Benefit Guaranty Corporation (PBGC) determined that the ABA Plan was an aggregate of single-employer pension plans rather than a multiple employer plan. Under the express terms of the ABA Plan’s governing documents, the corporation’s contributions can only be used to pay for the benefits of its own employee-participants. In August 2006, the PBGC reversed its 1979 determination and concluded that the ABA Plan is and always has been a multiple employer plan in which the participating parties share responsibility for any plan liabilities (2006 Determination). If the 2006 Determination is upheld, it will require the corporation to be responsible for a substantial portion of the ABA Plan’s underfunded liabilities. The corporation initiated litigation in the United States District Court for the District of Columbia seeking to overturn the 2006 Determination.

On December 1, 2009, the United States District Court upheld the 2006 Determination, but then invited the parties to comment on whether the Court’s December 1, 2009 Order resolved all the claims in the action. The corporation believes that the Court, in its December 1 decision, determined that the 2006 Determination applies on a prospective basis only. The corporation has moved the Court to alter or amend its judgment, proposing that the amended judgment specifically state, among other things, that because the 2006 Determination is prospective only, the ABA Plan is deemed to have been, and shall for all purposes be treated as, an aggregate of single-employer pension plans from its establishment until the date of the 2006 Determination. If the corporation’s motion is granted and the Court adopts the proposed amended judgment, we believe the ABA Plan would be treated as an aggregate of single-employer pension plans prior to the 2006 Determination (i.e., the 2006 Determination would have no retroactive application) and as a multiple employer pension plan after the 2006 Determination. If there is no retroactive application, the corporation can move to terminate the plan and eliminate all future ABA Plan funding risks. As a result of the Court’s December 1, 2009 Order, the corporation began to recognize the obligations as if the ABA Plan was a multiple employer pension plan, with all future contributions to the plan immediately expensed in the consolidated statements of income.

The corporation continues to believe that the 2006 Determination is without merit and that the corporation is responsible only for the obligations related to its current and former employees; however, it is reasonably possible that a court may rule against the corporation and determine that the 2006 Determination has retroactive and prospective application. The 2008 actuary report used to determine minimum funding levels indicated the ABA Plan was approximately 86% funded. Based on this funding level, regardless of the outcome of the litigation, the corporation does not believe its portion of the aggregate plan funding will have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

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

Multi-Employer Pension Plans – The corporation participates in various multi-employer pension plans that provide retirement benefits to certain employees covered by collective bargaining agreements (MEPP). Participating employers in a MEPP are jointly responsible for any plan underfunding. MEPP contributions are established by the applicable collective bargaining agreements; however, the MEPPs may impose increased contribution rates and surcharges based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. The corporation believes that its contributions to MEPPs may increase by approximately 12% to 15% through 2011 due to increased contribution rates and surcharges MEPPs are expected to impose under the Pension Protection Act. Factors that could impact funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

In addition to regular contributions, the corporation could be obligated to pay additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These withdrawal liabilities, which would be triggered if the corporation ceases to make contributions to a MEPP with respect to one or more collective bargaining units, would equal the corporation’s proportionate share of the unfunded vested benefits based on the year in which liability is triggered. The corporation believes that certain of the MEPPs in which it participates have unfunded vested benefits, and some are significantly underfunded. Withdrawal liability triggers could include the corporation’s decision to close a plant or the dissolution of a collective bargaining unit. Due to uncertainty regarding future withdrawal liability triggers, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. Disagreements over potential withdrawal liability may lead to legal disputes. The corporation currently is involved in litigation with one MEPP and it is reasonably possible that the outcome of this litigation may result in an additional partial withdrawal liability of approximately $16 million.

The corporation’s regular scheduled contributions to MEPPs totaled $49 million in 2009, $48 million in 2008 and $47 million in 2007. The corporation recognized charges for partial withdrawal liabilities of approximately $7 million in 2010 to date, $31 million in 2009, and an immaterial amount in 2008.

Competition Law – During the past few years, competition authorities in various European countries and the European Commission have initiated investigations into the conduct of consumer products companies. These investigations usually continue for several years and, if violations are found, may result in substantial fines. In connection with these investigations, Sara Lee’s household and body care business operating in Europe has received requests for information, made employees available for interviews, and been subjected to unannounced inspections by various competition authorities. In January 2010, the corporation was fined 3.7 million euros by the Spanish Competition Authorities related to claims that the corporation engaged in inappropriate activities to indirectly increase prices of its shower gel products. To date, except for the Spanish fine and the previously disclosed 5.5 million euros fine imposed by the German cartel authorities in February 2008, no formal charges have been brought against Sara Lee concerning the substantive conduct that is the subject of these investigations. Our practice is to comply with all laws and regulations applicable to our business, including the antitrust laws, and to cooperate with relevant regulatory authorities. Based on currently available information, it is reasonably possible the corporation may be subject to additional fines. As of the second quarter, the corporation has reflected the fines noted above in the consolidated statements of income in the year we were notified of the fine; however, we are unable to estimate the financial impact of additional fines, if any, on our consolidated financial statements.

Belgian tax matter – In 1997, the corporation sold a Belgian subsidiary to an unrelated third party. At the time of the sale, the Belgian subsidiary owed a Belgian tax liability of approximately 30 million euros (resulting from an intercompany restructuring completed before the 1997 sale) and the third party buyer assumed all assets and liabilities of the subsidiary. In 1999, the former Belgian subsidiary, then owned by the third party buyer, declared bankruptcy and did not pay the outstanding Belgian tax liability. In 2001, the Belgian Ministry of Finance launched an investigation into the 1997 sale. In November 2009, the corporation received from the Belgian state prosecutor a notice of intent to indict the third party buyer as well as several of the corporation’s international subsidiaries and several current and former directors and officers of such subsidiaries, in connection with the 1997 sale. The notice alleges various tax-related legal violations, some of which carry criminal penalties. We have not yet completed our evaluation of the Belgian state prosecutor’s case; however, based on currently available information, the corporation believes the allegations are without merit. At this time, we do not know the size of any taxes, fines or penalties that ultimately may be imposed on the corporation.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the second quarter and first six months of 2010 compared with the second quarter and first six months of 2009 and a discussion of the changes in financial condition and liquidity during the first six months of 2010. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – Second Quarter and First Six Months of 2010

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information

Business Overview

Our Business

Sara Lee is a global manufacturer and marketer of high-quality, brand name products for consumers throughout the world focused primarily in the meat, bakery, and beverage products categories. Our brands include Ball Park, Douwe Egberts, Hillshire Farm, Jimmy Dean, Senseo and our namesake, Sara Lee.

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

In September 2009, the corporation announced that it had received a binding offer to acquire its global body care and European detergents businesses for 1.275 billion euros. In December 2009, the corporation also announced that it had received a binding offer for the sale of its air care business for 320 million euros. Together these businesses represent approximately 70% of the net sales of the international household and body care businesses. The results of these businesses and the remaining household and body care businesses, which were previously reported as a separate business segment, are now being reported as discontinued operations. Prior period results have been revised to reflect these businesses as discontinued operations. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations. The corporation intends to use the proceeds from the divestiture to invest for growth in its core businesses and to repurchase stock.

Summary of Results

The business highlights include the following:

•

Reported operating income for the second quarter of 2010 was $282 million, an increase of $286 million over the same period of the prior year. The increase was primarily due to improved operating results at each of the business segments, especially North American Retail and International Beverage, as well as a $90 million reduction in impairment charges, a $27 million improvement in mark-to-market results related to unrealized commodity derivatives and a $49 million reduction in charges for exit activities, asset and business dispositions and pension partial withdrawal liabilities.

•

Net sales for the second quarter of $2.9 billion were virtually unchanged as the negative impact of volume declines, planned business exits, and pricing actions were offset by the favorable impact of changes in foreign currency exchange rates.

•

Diluted earnings per share from continuing operations improved from a loss of $0.06 to income of $0.43 due to the increase in operating income noted above, as well as approximately $119 million, or $0.17 per share, of tax benefits related primarily to tax audit settlements and a valuation allowance adjustment in the current year.

•	Cash flow from operating activities for the first six months of 2010 showed a very strong increase from $214 million to $472 million in the current year driven primarily by improved operating results.

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

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. In addition, under some of our contracts, the prices at which we sell our products are tied to increases and decreases in commodity costs. Many of the commodities we use, including coffee, wheat, beef, pork, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, approximately 35% of net sales and 50% of operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates increased net sales by $59 million and increased operating income by $11 million for the first six months of 2010.

The company’s international operations also provide a significant portion of the company’s cash flow from operating activities, which is expected to require the company to continue to repatriate a significant portion of cash generated outside of the U.S. The repatriation of these funds has and is expected to continue to result in a higher effective income tax rate and cash tax payments.

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

The savings resulting from the Project Accelerate and other restructuring actions were approximately $68 million in the first six months of 2010, of which $48 million is incremental to the prior year. The corporation anticipates annualized savings in 2010 of approximately $125-$150 million related to these actions, of which $75-$100 million is incremental to the Project Accelerate savings in 2009.

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

Other Significant Items – The reported results are also impacted by other items that affect comparability. These items may include, but are not limited to, impairment charges, pension partial withdrawal liability charges, curtailment gains (losses) and certain discrete tax matters, which include contingent tax obligation and valuation allowance adjustments and various other tax matters.

Impact of Significant Items on Net Income and Diluted Earnings per Share

	Quarter ended December 26, 2009			Quarter ended December 27, 2008
In millions, except per share data	Pretax Impact	Net Income (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income (2)	Diluted EPS Impact (1)
Income (loss) from continuing operations	$250	$305	$0.43	$(40)	$(40)	$(0.06)

Net income (loss)		$371	$0.53		$(17)	$(0.02)

Significant items affecting comparability of income from continuing operations:
Charges for exit activities, asset and business dispositions:
Income from (charges for) exit activities	$(6)	$(3)	$(0.01)	$(34)	$(23)	$(0.03)
Income from (charges for) business disposition activities	(9)	(6)	(0.01)	—	(2)	—

Subtotal	(15)	(9)	(0.01)	(34)	(25)	(0.04)

(Charges to) income in Cost of sales:
Pension partial withdrawal liability charge	—	—	—	(12)	(8)	(0.01)

(Charges to) income in SG&A expenses:
Accelerate charges - Other	(5)	(4)	(0.01)	(2)	(2)	—
Pension partial withdrawal liability charge	—	—	—	(18)	(11)	(0.02)
Impairment charges	(17)	(11)	(0.02)	(107)	(107)	(0.15)

Impact of significant items on income (loss) from continuing operations before significant tax matters	(37)	(24)	(0.03)	(173)	(153)	(0.22)

Significant tax matters affecting comparability:
Tax audit settlements	—	93	0.14	—	—	—
Tax valuation allowance adjustment	—	20	0.03	—	—	—
U.K. net operating loss utilization	—	6	0.01	—	—	—
Other tax adjustments	—	—	—	—	1	—

Impact of significant items on income (loss) from continuing operations	(37)	95	0.13	(173)	(152)	(0.22)

Significant items impacting discontinued operations:
Professional fees/other	(11)	(10)	(0.01)	(2)	(1)	—
Curtailment gain (loss)	(11)	(9)	(0.01)	—	—	—
Transformation/Accelerate charges	—	—	—	(6)	(5)	(0.01)
Valuation allowance adjustment	—	6	0.01	—	—	—
Tax audit settlement	—	(6)	(0.01)	—	—	—
Capital loss carryforward utilization	—	27	0.04	—	—	—
Other tax adjustments	—	—	—	—	(1)	—

Impact of significant items on net income (loss)	$(59)	$103	$0.15	$(181)	$(159)	$(0.22)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Impact of Significant Items on Net Income and Diluted Earnings per Share

	Six months ended December 26, 2009			Six months ended December 27, 2008
In millions, except per share data	Pretax Impact	Net Income (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income (2)	Diluted EPS Impact (1)
Income from continuing operations	$546	$495	$0.71	$228	$151	$0.21

Net income		$655	$0.94		$213	$0.30

Significant items affecting comparability of income from continuing operations:
Charges for exit activities, asset and business dispositions:
Income from (charges for) exit activities	$(19)	$(12)	$(0.02)	$(33)	$(23)	$(0.03)
Income from (charges for) business disposition activities	(9)	(6)	(0.01)	3	—	—

Subtotal	(28)	(18)	(0.03)	(30)	(23)	(0.03)

(Charges to) income in Cost of sales:
Curtailment gain	—	—	—	6	4	0.01
Pension partial withdrawal liability charge	(1)	(1)	—	(12)	(8)	(0.01)

(Charges to) income in SG&A expenses:
Transformation charges - IT costs	—	—	—	(3)	(1)	—
Accelerate charges - Other	(10)	(7)	(0.01)	(2)	(2)	—
Curtailment gain	—	—	—	6	4	0.01
Pension partial withdrawal liability charge	(6)	(4)	(0.01)	(18)	(11)	(0.02)
Impairment charges	(17)	(11)	(0.02)	(107)	(107)	(0.15)

Impact of significant items on income from continuing operations before significant tax matters	(62)	(41)	(0.06)	(160)	(144)	(0.21)

Significant tax matters affecting comparability:
Tax valuation allowance adjustment	—	(5)	(0.01)	—	—	—
U.K. net operating loss utilization	—	12	0.02	—	—	—
Tax Audit settlement	—	94	0.14	—	—	—
Other tax adjustments	—	—	—	—	1	—

Impact of significant items on income from continuing operations	(62)	60	0.09	(160)	(143)	(0.21)

Significant items impacting discontinued operations:
Professional fees/other	(15)	(13)	(0.01)	(2)	(1)	—
Curtailment gain (loss)	(11)	(9)	(0.01)	5	4	—
Transformation/Accelerate charges	—	—	—	(2)	(2)	—
Charges for exit activities	—	—	—	(6)	(5)	(0.01)
Valuation allowance adjustment	—	53	0.08	—	—	—
Tax audit settlement	—	(6)	(0.01)	—	(1)	—
Capital loss carryforward utilization	—	27	0.04	—	—	—
Tax basis difference adjustment	—	11	0.02	—	—	—
Tax on unremitted earnings	—	(5)	(0.01)	—	—	—

Impact of significant items on net income	$(88)	$118	$0.17	$(165)	$(148)	$(0.21)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Consolidated Results – Second Quarter of 2010 Compared with Second Quarter of 2009

The following table summarizes net sales and operating income for the second quarter of 2010 and 2009 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change
Net sales	$2,858	$2,856	$2	0.1%

Increase / (Decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(133)	$133
Acquisitions/dispositions	—	52	(52)

Total	$—	$(81)	$81

Operating income (loss)	$282	$(4)	$286	NM	%

Increase / (Decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$(17)	$17
Exit activities, asset and business dispositions	(15)	(34)	19
Transformation/Accelerate charges	(5)	(2)	(3)
Impairment charges	(17)	(107)	90
Pension partial withdrawal liability charge	—	(30)	30
Acquisitions/dispositions	—	5	(5)

Total	$(37)	$(185)	$148

Net Sales

Net sales increased by $2 million or 0.1%. The strengthening of foreign currencies, particularly the European euro and Brazilian real increased reported net sales by $133 million, or 4.6%. Divestitures net of acquisitions occurring after the start of the second quarter of 2009 reduced net sales by $52 million, or 1.8%. Sales were negatively impacted by a 1% decline in unit volumes and pricing actions that decreased net sales by approximately 2%. Excluding the planned exits from the commodity meat and kosher meat businesses, unit volumes would have increased 0.7%. The following table summarizes the components of the percentage change in net sales as compared to the prior year:

Second Quarter 2010

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Corporation	(1.0)%		(1.7)%		(1.8)%		4.6%		0.1%

Operating Income

Operating income increased by $286 million. The year-over-year net impact of the changes in foreign currency exchange rates, transformation/Accelerate charges and the other factors identified in the preceding table increased operating income by $148 million. Operating income was also favorably impacted by a $27 million improvement in unrealized commodity mark-to-market derivatives versus the prior year. The remaining increase in operating income of $111 million was primarily due to improved operating results in the business segments, especially the North American Retail and International Beverage segments, and a reduction in other general corporate expenses. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the second quarter of 2010 increased $136 million over the prior year due to the impact of lower commodity costs, savings from continuous improvement programs and the favorable impact of changes in foreign currency exchange rates partially offset by the unfavorable impact of pricing actions, lower unit volumes, and the impact of business dispositions. The gross margin percent in the second quarter of 2010 increased to 38.7% from 33.9% in the second quarter of 2009 primarily due to the impact of lower commodity costs and savings from continuous improvement programs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$98	$93	$5	4.9%
Other	628	648	(20)	(3.0)

Total business segments	726	741	(15)	(2.0)
Amortization of identifiable intangibles	12	11	1	3.7
General corporate expenses:
Other	56	63	(7)	(10.2)
Mark-to-market derivative (gains) / losses	(3)	17	(20)	NM

Total SG&A Expenses	$791	$832	$(41)	(4.9)%

Selling, general and administrative (SG&A) expenses decreased by $41 million, or 4.9%. Measured as a percent of sales, SG&A expenses decreased from 29.1% in 2009 to 27.7% in 2010. Changes in foreign currency exchange rates increased SG&A costs by $32 million, or 3.6%. The remaining decrease in SG&A expenses is $73 million, or 8.5%. SG&A expenses in the business segments decreased by $15 million, or 2.0%, due to a reduction in distribution and selling costs, as well as the impact of cost containment actions partially offset by an increase in media advertising and promotion (MAP) spending. Other general corporate expenses decreased $7 million versus the prior year due to the impact of headcount reductions and lower employee benefit costs and professional fees. In the second quarter of 2010, the corporation reported mark-to-market derivative gains of $3 million, while in 2009 the mark-to-market derivatives were a loss of $17 million. The year-over-year improvement in the results for mark-to-market derivatives was due to derivative energy contracts.

Transformation/Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the second quarter of 2010 and 2009 reflect amounts recognized for actions associated with the corporation’s ongoing Project Accelerate and business transformation programs and other exit and disposal actions. The expense related to exit activities, asset and business dispositions was $15 million in the second quarter of 2010 versus $34 million in the second quarter of 2009. As discussed in Note 6 to the financial statements, “Exit, Disposal and Transformation/Accelerate Activities,” the charges in 2010 and 2009 relate to the planned termination of employees related to both European and North American operations as part of Project Accelerate.

In the second quarter of 2010, the corporation recognized a $17 million impairment charge, $13 million of which related to the writedown of manufacturing equipment associated with the North American foodservice bakery reporting unit and $4 million of which related to the writedown of bakery equipment associated with the Spanish bakery reporting unit. The corporation recognized a $107 million impairment charge in the second quarter of 2009 related to goodwill associated with the foodservice beverage reporting unit. No tax benefit was recognized on the 2009 goodwill impairment loss.

These actions are more fully described in the Exit, Disposal and Transformation/Accelerate Activities Note to the Consolidated Financial Statements.

Net Interest Expense

Net interest expense in the second quarter of 2010 was $32 million, a decrease of $4 million over the second quarter of the prior year. Interest expense decreased by $3 million, related primarily to lower average debt outstanding, and lower interest rates, while interest income increased by $1 million, due to changes in foreign currency exchange rates and higher average cash and cash equivalents year-over-year.

Income Tax Expense

Note 10 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Second Quarter
(In millions)	2010	2009
Continuing operations
Income (loss) before income taxes	$250	$(40)
Income tax expense (benefit)	(55)	—
Effective tax rate	(21.5)%	(0.8)%

In the second quarter of 2010, the corporation recognized a tax benefit of $55 million on pretax income from continuing operations of $250 million, or a negative effective tax rate of (21.5)%. The tax benefit and related effective tax rate on continuing operations were impacted by recognizing $113 million of discrete tax benefits related to the following items:

•	$93 million primarily from the settlement of tax audits in the United Kingdom, Hungary, Spain, the United States, and various state and local jurisdictions.

•	$20 million from the release of a valuation allowance on the deferred tax assets of the corporation’s Brazilian subsidiaries.

The 2010 estimated annual effective rate includes a charge of $35 million related to the expected repatriation of a portion of 2010 earnings, which increases the rate by 4%. The estimated annual effective tax rate also includes $18 million of non-recurring tax benefits related to the utilization of U.K. net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the second quarter is $6 million.

In the second quarter of 2009, the corporation recognized tax expense of nil on a pretax loss of $40 million, or a negative effective tax rate of (0.8%). The corporation’s effective tax rate was impacted by the recognition of a $107 million non-deductible goodwill impairment charge. The tax rate in the second quarter was also impacted by various discrete items, none of which were material individually or in the aggregate.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the second quarter of 2010 was $305 million versus a loss of $40 million in the comparable period of the prior year, due to a $286 million increase in operating income in 2010, a $55 million decrease in income tax expense and a $4 million decrease in net interest expense versus the prior year.

Diluted EPS from continuing operations was income of $0.43 in the second quarter of 2010 versus a loss of $0.06 in the second quarter of 2009. Diluted EPS were favorably impacted by lower average shares outstanding during the second quarter of 2010 than during the second quarter of 2009. The lower average shares are due to the corporation’s ongoing share repurchase program.

Discontinued Operations

Net sales from discontinued operations were $565 million in the second quarter of 2010 compared to $484 million in the prior year. On a constant currency basis, revenues were up 5.4% primarily driven by unit volume growth in body care. Pre-tax income increased to $59 million from $37 million, driven by the volume growth, continuous improvement savings and lower commodity costs and favorable foreign exchange impacts partially offset by a curtailment loss associated with a defined benefit pension plan, higher professional costs and an increase in advertising and promotional spending. Pre-tax income was also favorably impacted by approximately $8 million of lower depreciation and amortization expense versus the prior year related to assets which are now classified as held for sale and as such no longer subject to depreciation and amortization under the accounting rules. The net income from discontinued operations was $66 million in the second quarter of 2010 compared to $23 million in the second quarter of 2009. The effective tax rate for discontinued operations was a benefit of (11.3)% in the second quarter of 2010 as compared to a tax expense of 37.4% in the second quarter of 2009. The tax benefit in 2010 was due to the expected utilization of capital loss carryforwards precipitated by the anticipated sale of the household and body care businesses. The results of discontinued operations in the second quarter of 2010 and 2009 are related to the international household and body care businesses and represent a full quarter of results in each period.

Net Income and Diluted Earnings per Share (EPS)

In the second quarter of 2010, the corporation reported net income of $371 million versus a net loss of $17 million in the comparable period of the prior year. The $388 million increase in net income was due to the $345 million improvement in income from continuing operations and a $43 million increase in net income from discontinued operations. Diluted EPS in the second quarter of 2010 was $0.53 per share versus a loss of $0.02 per share in the second quarter of 2009. Diluted EPS were impacted by lower average shares outstanding during the second quarter of 2010 than during the second quarter of 2009. The lower average shares are due to the corporation’s ongoing share repurchase program.

Consolidated Results – First Six Months of 2010 Compared with First Six Months of 2009

The following table summarizes net sales and operating income for the first six months of 2010 and 2009 and certain items that affected the comparability of these amounts:

	Six months ended
Total Corporation Performance (In millions)	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change
Net sales	$5,446	$5,650	$(204)	(3.6)%

Increase / (Decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(59)	$59
Acquisitions/dispositions	12	110	(98)

Total	$12	$51	$(39)

Operating income	$607	$289	$318	NM	%

Increase / (Decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$(11)	$11
Exit activities, asset and business dispositions	(28)	(30)	2
Transformation/Accelerate charges	(10)	(5)	(5)
Impairment charges	(17)	(107)	90
Pension partial withdrawal liability charge	(7)	(30)	23
Curtailment gain	—	12	(12)
Acquisitions/dispositions	1	8	(7)

Total	$(61)	$(163)	$102

Net Sales

Net sales decreased by $204 million or 3.6%. The strengthening of foreign currencies, particularly the European euro and Brazilian real increased reported net sales by $59 million, or 1.1%. Divestitures net of acquisitions ocurring after the start of 2009 reduced net sales by $98 million, or 1.7%. Sales were negatively impacted by a 2.3% decline in unit volumes and pricing actions that decreased net sales by approximately 1%, which were partially offset by a favorable shift in sales mix. Excluding the planned exit of the commodity meat and kosher meat businesses, unit volumes would have decreased only 0.8%. The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Six Months 2010

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Corporation	(2.3)%		(0.7)%		(1.7)%		1.1%		(3.6)%

Operating Income

Operating income increased by $318 million. The year-over-year net impact of the changes in foreign currency exchange rates, transformation/Accelerate charges and the other factors identified in the preceding table increased operating income by $102 million. Operating income was also favorably impacted by a $59 million improvement in unrealized commodity mark-to-market derivatives versus the prior year partially offset by a $17 million reduction in contingent sales proceeds year-over-year due to changes in foreign currency exchange rates. The remaining increase in operating income of $174 million was primarily due to improved operating results for each of the business segments, but most significantly in the North American Retail and International Beverage segments, and a reduction in other general corporate expenses. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the first six months of 2010 increased $128 million over the prior year due to lower commodity costs and savings from continuous improvement programs and changes in foreign currency exchange rates partially offset by the unfavorable impact of pricing actions, lower unit volumes, and the impact of business dispositions. The gross margin percent in the first six months of 2010 increased to 38.1% from 34.5% in the first six months of 2009 primarily due to the impact of lower commodity costs and savings from continuous improvement programs.

Selling, General and Administrative Expenses

	Six months ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$169	$172	$(3)	(1.6)%
Other	1,250	1,309	(59)	(4.6)

Total business segments	1,419	1,481	(62)	(4.2)
Amortization of identifiable intangibles	23	23	—	(0.2)
General corporate expenses:
Other	111	127	(16)	(12.1)
Mark-to-market derivative (gains) / losses	2	39	(37)	(95.4)

Total SG&A Expenses	$1,555	$1,670	$(115)	(6.9)%

Selling, general and administrative (SG&A) expenses decreased by $115 million, or 6.9%. Measured as a percent of sales, SG&A expenses decreased from 29.6% in 2009 to 28.6% in 2010. Changes in foreign currency exchange rates increased SG&A costs by $12 million, or 0.6%. The remaining decrease in SG&A expenses is $127 million, or 7.5%. SG&A expenses in the business segments decreased by $62 million, or 4.2%, due to a reduction in distribution and selling costs and the impact of cost containment actions. Other general corporate expenses decreased $16 million versus the prior year due to the impact of headcount reductions and lower casualty insurance and employee benefit costs and lower professional fees. Mark-to-market losses related to commodity derivatives were $37 million lower than the prior year due to an improvement in derivative energy contracts.

Transformation/Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the first six months of 2010 and 2009 reflect amounts recognized for actions associated with the corporation’s ongoing Project Accelerate and business transformation programs and other exit and disposal actions. The charge related to exit activities, asset and business dispositions was $28 million in the first six months of 2010 versus $30 million in the first six months of 2009. As discussed in Note 6 to the financial statements, “Exit, Disposal and Transformation/Accelerate Activities,” the charges in 2010 and 2009 relate to the planned termination of employees related to both European and North American operations as part of Project Accelerate.

In the second quarter of 2010, the corporation recognized a $17 million impairment charge, $13 million of which related to the writedown of manufacturing equipment associated with the North American foodservice bakery reporting unit and $4 million of which related to the writedown of bakery equipment associated with the Spanish bakery reporting unit. The corporation recognized a $107 million impairment charge in the second quarter of 2009 related to goodwill associated with the foodservice beverage reporting unit. The corporation determined that the carrying amount of its foodservice beverage reporting unit, which is reported in the North American Foodservice segment, exceeded its fair value. Management compared the implied fair value of the goodwill in the reporting unit with the carrying value and concluded that an impairment charge needed to be recognized. No tax benefit was recognized on the goodwill impairment loss.

These actions are more fully described in the Exit, Disposal and Transformation/Accelerate Activities and Impairment Review and Goodwill Notes to the Consolidated Financial Statements.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation received an annual cash payment of 95 million euros. The 2010 annual payment was equivalent to $133 million and the 2009 annual payment was equivalent to $150 million based upon the respective exchange rates on the dates of receipt. The amount received in 2009 increased diluted earnings per share by $0.21 and the amount received in 2010 is expected to increase diluted earnings per share by $0.19.

Net Interest Expense

Net interest expense in the first six months of 2010 was $61 million, which was unchanged from the first six months of the prior year. A decrease in interest expense of $13 million, related primarily to lower average debt outstanding and lower interest rates, was offset by a decline in interest income of $13 million, due to lower interest rates.

Income Tax Expense

Note 10 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	First Six Months
(In millions)	2010	2009
Continuing operations
Income (loss) before income taxes	$546	$228
Income tax expense (benefit)	51	77
Effective tax rate	9.4%	33.8%

In the first six months of 2010, the corporation recognized tax expense of $51 million on pretax income from continuing operations of $546 million, or an effective tax rate of 9.4%. The tax expense and related effective tax rate on continuing operations was determined by applying a 25.7% estimated annual effective tax rate to pretax earnings and then recognizing $89 million of discrete tax benefits. The discrete tax benefits relate to the following items:

•	$25 million of tax expense to establish a valuation allowance on net operating losses and other deferred tax assets in Belgium.

•	$94 million of tax benefit primarily from the settlement of tax audits in the United Kingdom, Hungary, Spain, the United States, South Africa, and various state and local jurisdictions.

•	$20 million of tax benefit from the release of a valuation allowance on the deferred tax assets of the corporation’s Brazilian subsidiaries.

The 2010 estimated annual effective rate includes a charge of $35 million related to the expected repatriation of a portion of 2010 earnings, which increases the rate by 4%. The estimated annual effective tax rate also includes $18 million of non-recurring tax benefits related to the utilization of U.K. net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the first six months of 2010 is $12 million.

In the first six months of 2009, the corporation recognized tax expense of $77 million on pretax income of $228 million, or an effective rate of 33.8%. This rate was determined by applying a 33.4% estimated annual effective tax rate to pretax earnings and then recognizing the impact of various discrete items, none of which were material individually or in the aggregate. The estimated annual effective tax rate includes a charge of $60 million for the repatriation of a portion of 2009 earnings, which increased the estimated effective annual tax rate by approximately 12%.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the first six months of 2010 was $495 million versus $151 million in the comparable period of the prior year, due to a $318 million increase in operating income in 2010 and a $26 million decrease in income tax expense.

Diluted EPS from continuing operations increased from $0.21 in the first six months of 2009 to $0.71 in the first six months of 2010. Diluted EPS were favorably impacted by lower average shares outstanding during the first six months of 2010 than during the first six months of 2009. The lower average shares are due to the corporation’s ongoing share repurchase program.

Discontinued Operations

Net sales reported by discontinued operations were $1,086 million in the first six months of 2010 compared to $1,039 million in the prior year. On a constant currency basis, revenues were up 3.3% primarily driven by unit volume growth in body care, shoe care and insecticides. Pre-tax income increased to $122 million from $98 million, driven by continuous improvement savings, favorable foreign exchange impacts and reduced advertising and promotional spending, partially offset by an $11 million curtailment loss and higher professional fees in the current year, as well as the negative year-over-year impact of a $5 million nonrecurring curtailment gain in the prior year related to retiree benefit plans. Pre-tax income was also favorably impacted by approximately $8 million of lower depreciation and amortization expense versus the prior year related to assets which are now classified as held for sale and as such are no longer subject to depreciation and amortization beginning in the second quarter of 2010 under the accounting rules. The net income from discontinued operations was $160 million in the first six months of 2010 as compared to $62 million in the first six months of 2009. The effective tax rate for the discontinued operations was a benefit of (30.9)% in the first six months of 2010 as compared to a tax expense of 36.5% in the first six months of 2009. The tax benefit in 2010 was due to the expected utilization of tax loss carryforwards and capital loss carryforwards precipitated by the anticipated sale of the household and body care businesses. The results of discontinued operations in the first six months of 2010 and 2009 are related to the international household and body care businesses and represents a full six months of results in each period.

Net Income and Diluted Earnings per Share (EPS)

In the first six months of 2010, the corporation reported net income of $655 million versus $213 million of net income in the comparable period of the prior year. The $442 million increase in net income was due to the $344 million increase in income from continuing operations and the $98 million increase in net income from discontinued operations. Diluted EPS increased from $0.30 per share in the first six months of 2009 to $0.94 per share in the first six months of 2010. Diluted EPS were impacted by lower average shares outstanding during the first six months of 2010 than during the first six months of 2009. The lower average shares are due to the corporation’s ongoing share repurchase program.

Operating Results by Business Segment

The results of the corporation’s household and body care businesses, which were previously reported as a separate business segment, are now being reported as discontinued operations. Prior period results have been revised to reflect these businesses as discontinued operations. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations.

Net sales by business segment for the second quarter and first six months of 2010 and 2009 are as follows:

	Net Sales
	Quarter ended		Six months ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008
North American Retail	$745	$746	$1,404	$1,426
North American Fresh Bakery	499	539	1,040	1,110
North American Foodservice	529	614	986	1,151
International Beverage	884	770	1,618	1,554
International Bakery	211	197	415	428

Total business segments	2,868	2,866	5,463	5,669
Intersegment sales	(10)	(10)	(17)	(19)

Net sales	$2,858	$2,856	$5,446	$5,650

Income (loss) before income taxes for the second quarter and first six months of 2010 and 2009 are as follows:

	Income (Loss) from Continuing Operations before Income Taxes
	Quarter ended		Six months ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008
North American Retail	$122	$73	$202	$128
North American Fresh Bakery	16	(16)	30	1
North American Foodservice	45	(48)	83	(23)
International Beverage	172	108	295	250
International Bakery	(1)	(19)	5	(4)

Total operating segment income	354	98	615	352

Amortization of intangibles	(12)	(11)	(23)	(23)
General corporate expenses:
Other	(64)	(68)	(119)	(132)
Mark-to-market derivative gains/(losses)	4	(23)	1	(58)
Contingent sale proceeds	—	—	133	150

Total operating income	282	(4)	607	289
Net interest expense	(32)	(36)	(61)	(61)

Income (loss) from continuing operations before income taxes	$250	$(40)	$546	$228

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

Second Quarter 2010

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
North American Retail	(2.7)%		2.7%		0.0%		0.0%		0.0%
North American Fresh Bakery	(4.2)		(3.3)		0.0		0.0		(7.5)
North American Foodservice	(2.9)		(3.0)		(8.0)		0.1		(13.8)
International Beverage	4.8		(3.6)		0.0		13.6		14.8
International Bakery	(2.8)		(3.8)		0.0		13.7		7.1

Total Continuing Business	(1.0)%		(1.7)%		(1.8)%		4.6%		0.1%

First Six months 2010

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
North American Retail	(5.0)%		3.4%		0.0%		0.0%		(1.6)%
North American Fresh Bakery	(3.3)		(3.0)		0.0		0.0		(6.3)
North American Foodservice	(4.1)		(1.3)		(9.0)		0.1		(14.3)
International Beverage	2.6		(2.0)		0.7		2.8		4.1
International Bakery	(3.0)		(3.4)		0.0		3.4		(3.0)

Total Continuing Business	(2.3)%		(0.7)%		(1.7)%		1.1%		(3.6)%

The following tables summarize the net sales and operating segment income for each of the business segments for 2010 and 2009 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter ended				Six months ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change
Net Sales	$745	$746	$(1)	—%	$1,404	$1,426	$(22)	(1.6)%

Operating segment income	$122	$73	$49	66.6%	$202	$128	$74	57.6%

Increase/(decrease) in operating segment income from
Exit activities, asset and business dispositions	$—	$—	$—		$(3)	$1	$(4)

Total	$—	$—	$—		$(3)	$1	$(4)

Gross margin %	35.1%	28.1%		7.0%	34.3%	27.8%		6.5%

Second Quarter –

Net sales decreased by $1 million. Sales were essentially flat as a decline in unit volumes, due to the continuing exit of the lower margin commodity hog business and the exit of the kosher meat business in the third quarter of the prior year, was partially offset by an improved sales mix driven by innovative new products. Pricing actions, net of trade promotions, decreased net sales by approximately 1%. The overall unit volume decline of 2.7% was due in part to the continuing exit of the commodity hog business and the exit of the kosher meat business. Unit volumes, excluding the planned exit from the commodity meat and kosher meat businesses, increased 3.3% due to higher volumes for breakfast sandwiches, breakfast sausages, corn dogs and frozen bakery products partially offset by a decline in retail deli meats.

Operating segment income increased by $49 million, or 66.6% due to lower commodity costs, savings from continuous improvement programs and improved sales mix partially offset by lower unit volumes, the impact of pricing actions, net of trade promotions, and higher MAP spending.

First Six Months –

Net sales decreased by $22 million, or 1.6%. Sales decreased as a result of the continuing exit of the lower margin commodity hog business and the impact of the exit of the kosher meat business in the third quarter of the prior year, partially offset by an improved sales mix driven in part by the sale of innovative new products in the breakfast, hot dog and lunchmeat categories. Pricing actions, net of trade promotions decreased net sales by less than 1%. The overall unit volume decline of 5.0% was due to the continuing exit of the commodity hog business and the exit of the kosher meat business. Unit volumes, excluding the planned exit from the commodity meat and kosher meat businesses, increased 0.7% due to higher volumes for breakfast sandwiches and breakfast sausages, which more than offset volume declines for smoked sausages and retail deli meats.

Operating segment income increased by $74 million, or 57.6%. The negative impact of the change in exit activities, asset and business dispositions decreased operating segment income by $4 million, or 3.6%. The remaining increase in operating segment income of $78 million, or 61.2%, was due to lower commodity costs, savings from continuous improvement programs and an improved sales mix, which were partially offset by lower unit volumes and higher MAP spending.

North American Fresh Bakery

	Quarter ended				Six Months ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change
Net Sales	$499	$539	$(40)	(7.5)%	$1,040	$1,110	$(70)	(6.3)%

Operating segment income (loss)	$16	$(16)	$32	NM %	$30	$1	$29	NM %

Increase/(decrease) in operating segment income from:
Exit activities, asset and business dispositions	$—	$—	$—		$(1)	$—	$(1)
Pension partial withdrawal liability charge	—	(30)	30		(7)	(30)	23

Total	$—	$(30)	$30		$(8)	$(30)	$22

Gross margin %	47.3%	43.7%		3.6%	47.3%	44.5%		2.8%

Second Quarter –

Net sales decreased by $40 million, or 7.5%. The decrease in net sales was due to a decline in unit volumes; price reductions, in response to lower commodity costs and competitive pressure, which decreased net sales by approximately 2%; and an unfavorable sales mix due to a shift to non-branded products. Unit volumes decreased 4.2% due to lower unit volumes for branded fresh bakery products partially offset by an increase in non-branded bakery volumes. The lower branded unit volumes were due to increased competitive pressure and the continuing weak economic conditions.

Operating segment income increased by $32 million due to a nonrecurring $30 million pension partial withdrawal liability charge in the prior year. The remaining increase in operating segment income of $2 million, or 10.3%, was due to the favorable impact of lower costs for key ingredients net of pricing actions, savings from continuous improvement programs and lower SG&A costs driven by lower fuel costs, sales commissions, and MAP spending, partially offset by lower volumes and an unfavorable sales mix shift to lower margin non-branded products.

First Six Months –

Net sales decreased by $70 million, or 6.3% due to a decline in unit volumes; price reductions, in response to lower commodity costs and competitive pressure, which decreased net sales by approximately 2%; and an unfavorable sales mix due to a shift to non-branded products. Unit volumes decreased 3.3% due to lower unit volumes for branded fresh bakery products partially offset by an increase in non-branded bakery volumes. The lower branded unit volume was due to increased competitive pressure and continuing weak economic conditions.

Operating segment income increased by $29 million. The change in pension partial withdrawal liability charges and exit activities, asset and business dispositions increased operating segment income by $22 million. The remaining increase in operating segment income of $7 million, or 21.6%, was due to the favorable impact of lower costs for key ingredients net of pricing actions, savings from continuous improvement programs and lower SG&A costs driven by lower sales commissions, fuel costs, and MAP spending, partially offset by lower volumes and an unfavorable sales mix shift to lower margin non-branded products.

North American Foodservice

	Quarter Ended				Six months Ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change
Net Sales	$529	$614	$(85)	(13.8)%	$986	$1,151	$(165)	(14.3)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1		$—	$—	$—
Disposition	—	52	(52)		—	109	(109)

Total	$—	$51	$(51)		$—	$109	$(109)

Operating segment income (loss)	$45	$(48)	$93	NM %	$83	$(23)	$106	NM %

Increase/(decrease) in operating segment income (loss) from
Exit activities, asset and business dispositions	$(2)	$1	$(3)		$(2)	$4	$(6)
Impairment charge	(13)	(107)	94		(13)	(107)	94
Disposition	—	5	(5)		—	8	(8)

Total	$(15)	$(101)	$86		$(15)	$(95)	$80

Gross margin %	27.7%	26.7%		1.0%	27.2%	25.3%		1.9%

Second Quarter –

Net sales decreased by $85 million, or 13.8%. Business dispositions, which include the DSD beverage business, after the start of the second quarter of 2009, and changes in foreign currency exchange rates reduced net sales by $51 million, or 7.9%. The remaining net sales decrease of $34 million, or 5.9%, was due to unit volume declines for meat, bakery and beverage products and the impact of price reductions in response to a decline in commodity costs. The pricing actions decreased sales by approximately 2%. Overall net unit volumes declined 2.9% due to demand softness resulting from the continued weak economic conditions. The decline in meat volumes was also due to the planned exit of certain lower margin meat business. The decline in bakery volumes was due in part to the loss of some pizza dough business, which offset increases in refrigerated dough and frozen bakery products.

Operating segment income increased by $93 million. The net impact of the change in impairment charges and exit activities, asset and business dispositions increased operating segment income by $91 million. Dispositions after the start of the second quarter of 2009 reduced operating segment income by $5 million. The remaining operating segment income increase of $7 million, or 11.7% was due to the favorable impact of lower commodity costs net of pricing actions, continuous improvement savings, and lower distribution and fuel costs, which were only partially offset by lower unit volumes.

First Six Months –

Net sales decreased by $165 million, or 14.3%. Business dispositions, which include the DSD beverage business and a sauces and dressings business, after the start of 2009, reduced net sales by $109 million, or 8.9%. The remaining net sales decrease of $56 million, or 5.4%, was due to unit volume declines for meat, bakery and beverage products and the impact of price reductions in response to a decline in commodity costs. The pricing actions decreased sales by approximately 1%. Overall net unit volumes declined 4.1% due to demand softness resulting from the continued weak economic conditions. The decline in meat volumes was also driven in part by the planned exit of certain lower margin meat business. The decline in bakery volumes was due in part to the loss of some pizza dough business, which offset increases in refrigerated dough products.

Operating segment income increased by $106 million. The net impact of the change in impairment charges and exit activities, asset and business dispositions increased operating segment income by $88 million. Dispositions after the start of 2009 reduced operating segment income by $8 million. The remaining operating segment income increase of $26 million, or 35.9%, was due to the favorable impact of lower commodity costs net of pricing actions, continuous improvement savings, and lower distribution and fuel costs, which were only partially offset by lower unit volumes.

International Beverage

	Quarter ended				Six months ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change
Net Sales	$884	$770	$114	14.8%	$1,618	$1,554	$64	4.1%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(103)	$103		$—	$(43)	$43
Acquisition/disposition	—	—	—		12	1	11

Total	$—	$(103)	$103		$12	$(42)	$54

Operating segment income	$172	$108	$64	59.1%	$295	$250	$45	18.1%

Increase/(decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(17)	$17		$—	$(11)	$11
Exit activities, asset and business dispositions	2	(1)	3		—	(2)	2
Transformation/Accelerate charges	—	—	—		—	(1)	1
Curtailment gain	—	—	—		—	12	(12)
Acquisitions/dispositions	—	—	—		1	—	1

Total	$2	$(18)	$20		$1	$(2)	$3

Gross margin %	43.0%	38.3%		4.7%	41.4%	40.2%		1.2%

Second Quarter –

Net sales increased by $114 million, or 14.8%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $103 million, or 13.6%. The remaining increase in net sales of $11 million, or 1.2%, resulted from an increase in unit volumes partially offset by increased trade promotions and an unfavorable shift in sales mix. Pricing actions, which included increased trade promotion activity, reduced net sales by approximately 1%. Unit volumes increased 4.8% due to volume growth in single serve coffee, roast and ground and instants partially offset by declines in coffee concentrates. Retail volumes in Europe decreased slightly due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, which was partially offset by increases in single serve coffee volumes in France and Germany. The volume declines in Europe were partially offset by improved volumes in Brazil. Unit volumes in the foodservice channel decreased due to weak economic conditions in Europe.

Operating segment income increased by $64 million, or 59.1%. Changes in foreign currency exchange rates increased operating segment income by $17 million, or 20.1%. The net change in exit activities, asset and business dispositions and transformation/Accelerate charges increased operating segment income by $3 million, or 3.7%. The remaining operating segment income increase of $44 million, or 35.2%, was due to the increase in unit volumes, hedging gains net of an increase in commodity costs, the benefits of continuous improvement programs, and lower MAP spending partially offset by the negative impact of pricing actions and an unfavorable shift in sales mix.

First Six Months –

Net sales increased by $64 million, or 4.1%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $43 million, or 2.8%. Acquisitions net of dispositions made after the start of 2009, increased net sales by $11 million, or 0.7%. The remaining increase in net sales of $10 million, or 0.6%, resulted from an increase in unit volumes partially offset by increased trade promotions and an unfavorable shift in sales mix. Pricing actions, which included increased trade promotion activity, reduced net sales by approximately 1%. Unit volumes increased 2.6% due to volume growth in single serve coffee, roast and ground and instants partially offset by declines in coffee concentrates. Retail volumes in Europe decreased slightly due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, which was partially offset by increases in single serve coffee volumes in France and Germany. The volume declines in Europe were partially offset by improved volumes in Brazil. Unit volumes in the foodservice channel decreased due to weak economic conditions in Europe.

Operating segment income increased by $45 million, or 18.1%. Changes in foreign currency exchange rates increased operating segment income by $11 million, or 4.9%. The net change in exit activities, asset and business dispositions; transformation/Accelerate charges; a curtailment gain and acquisitions decreased operating segment income by $8 million, or 3.5%. The remaining operating segment income increase of $42 million, or 16.7%, was due to the increase in unit volumes, the benefits of continuous improvement programs, and lower MAP spending partially offset by the negative impact of pricing actions and an unfavorable shift in sales mix.

International Bakery

	Quarter Ended				Six months Ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change	Dec. 26, 2009	Dec. 27, 2008	Change	Percent Change
Net Sales	$211	$197	$14	7.1%	$415	$428	$(13)	(3.0)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(29)	$29		$—	$(16)	$16

Total	$—	$(29)	$29		$—	$(16)	$16

Operating segment income (loss)	$(1)	$(19)	$18	94.6%	$5	$(4)	$9	NM %

Increase/(decrease) in operating segment income (loss) from
Changes in foreign currency exchange rates	$—	$(1)	$1		$—	$—	$—
Exit activities, asset and business dispositions	(8)	(29)	21		(15)	(28)	13
Transformation/Accelerate charges	(1)	—	(1)		(1)	(1)	—
Impairment charge	(4)	—	(4)		(4)	—	(4)

Total	$(13)	$(30)	$17		$(20)	$(29)	$9

Gross margin %	37.9%	36.1%		1.8%	38.4%	37.4%		1.0%

Second Quarter –

Net sales increased by $14 million, or 7.1%. The impact of foreign currency changes in the European euro and Australian dollar increased reported net sales by $29 million, or 13.7%. The remaining net sales decrease of $15 million, or 6.6%, was the result of lower unit volumes and the negative impact of price reductions in response to lower commodity costs, which decreased net sales by approximately 5%. Net unit volumes decreased 2.8% due to a decline in fresh bread volumes in Spain, as a result of a reduction in branded sales due in part to economic and competitive pressures; and a slight volume decline for refrigerated dough products in Europe. These volume declines were partially offset by increased volumes in Australia.

Operating segment income increased by $18 million, or 94.6%. The net change in exit activities, asset and business dispositions, impairment charges and transformation/Accelerate charges along with changes in foreign currency exchange rates increased operating segment income by $17 million, or 84.0%. The remaining increase in operating segment income was $1 million, or 10.6%, as the impact of lower unit volumes, and price reductions were offset by continuous improvement savings, lower commodity costs, and lower SG&A costs due to cost control efforts.

First Six Months –

Net sales decreased by $13 million, or 3.0%. The impact of foreign currency changes in the European euro and Australian dollar increased reported net sales by $16 million, or 3.4%. The remaining net sales decrease of $29 million, or 6.4%, was the result of lower unit volumes and the negative impact of price reductions in response to lower commodity costs, which decreased net sales by approximately 4%. Net unit volumes decreased 3.0% due to a decline in fresh bread volumes in Spain, as a result of a reduction in branded sales due in part to economic and competitive pressures. These volume declines were partially offset by increased volumes in Australia. Refrigerated dough volumes in Europe were virtually flat.

Operating segment income increased by $9 million. The net change in exit activities, asset and business dispositions, transformation/Accelerate charges, and impairment charges increased operating segment income by $9 million. The remaining operating segment income decreased less than $1 million, or 2.1% from the prior year as the impact of lower unit volumes, price reductions and an unfavorable sales mix shift to lower margin products were offset by lower commodity costs, continuous improvement savings and lower SG&A costs due to cost control efforts.

Financial Condition

The Consolidated Statements of Cash Flows includes amounts related to discontinued operations. The discontinued operations had a significant impact on the cash flows from operating activities for the first six months of 2010 and 2009. See Note 4 – “Discontinued Operations” for additional information regarding cash flows related to discontinued operations.

Cash from Operating Activities

The cash from operating activities generated by continuing and discontinued operations in the first six months of 2010 and 2009 is summarized in the following table.

	Six Months ended
(In millions)	Dec. 26, 2009	Dec. 27, 2008
Cash from Operating Activities:
Continuing Operations	$314	$128
Discontinued Operations	158	86

Total	$472	$214

In the first six months of 2010, $472 million of cash was generated by operating activities, an increase of $258 million over the $214 million of cash from operating activities in the first six months of 2009. The increase is due to improved operating results. The improvement in net income less the change in contingent sales proceeds and impairment charges year-over-year increased cash flow from operations by approximately $370 million. The adjustment for changes in working capital increased from a use of $316 million in 2009 to a use of $318 million in 2010. The change was driven primarily by an increase in cash paid for income taxes and restructuring actions as the net use of cash related to changes in accounts receivable, inventory, current assets and accounts payable declined from $324 million in 2009 to $104 million in 2010.

Cash from Investment Activities

Cash received from investment activities was $63 million in the first six months of 2010 as compared to $141 million of cash used in investment activities in the comparable period of 2009. The increase in cash received from investment activities was due to the receipt of $75 million of cash related to derivative transactions in 2010 as compared to $153 million of cash used in derivative transactions in the prior year. The year-over-year change was due primarily to an increase in cash received on the settlement of foreign exchange derivative contracts. This increased source of cash was partially offset by a $17 million reduction in cash received from contingent sale proceeds in the first six months of 2010 as a result of changes in foreign currency exchange rates. Capital expenditures for the purchases of property, equipment, software and other intangibles increased by $5 million in 2010 from $148 million in 2009 to $153 million in 2010 due to increased expenditures in the North American Retail and Fresh Bakery business segments.

Cash from Financing Activities

Net cash used in financing activities was $169 million during the first six months of 2010 as compared to $597 million in the prior year period. The year-over-year decrease in cash used was due to a $311 million decrease in cash used to repay long-term debt, net of new borrowings. In 2009, the corporation repaid $327 million of long-term debt that matured during the first six months, while in the first six months of 2010, $48 million of cash was used to repay long-term debt using $32 million of new borrowings and cash on hand. The cash dividends paid increased $5 million in 2010.

Liquidity

Notes Payable/Cash and Equivalents

The balance of notes payable at December 26, 2009 of $42 million was $22 million higher than the amount reported at June 27, 2009. The corporation had cash and cash equivalents on the balance sheet at December 26, 2009 of $1,331 million, which was $380 million higher than the balance at June 27, 2009, due in part to the increase in cash generated by operating activities, as well as the $25 million positive impact of changes in foreign currency exchange rates, as a large portion of the cash is denominated in euros, which was only partially offset by the use of cash to repay debt and pay dividends.

Anticipated Business Dispositions/Use of Proceeds

As noted previously, in the first six months of 2010, the corporation received binding offers to sell its global body care, European detergents and air care businesses for a total of 1.595 billion euros. The corporation intends to use the proceeds from the divestiture to invest for growth in its core businesses and to repurchase stock. At December 26, 2009, the corporation was authorized to repurchase $1 billion of common stock under its share repurchase program. In addition, 13.5 million shares of common stock remain authorized for repurchase under the corporation’s prior share repurchase program. During the first six months of 2010, the corporation did not repurchase any shares of its common stock. The timing and amount of future share repurchases will be based upon the completion of the corporation’s sale of its household and body care businesses, market conditions and other factors. The corporation intends to maintain the current quarterly dividend of $0.11 per share for fiscal 2010.

Credit Facility and Credit Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. At December 26, 2009, the corporation did not have any borrowings outstanding under the credit facility and the facility does not mature or terminate upon a credit rating downgrade.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of December 26, 2009, were as follows:

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

Debt

The corporation’s total long-term debt decreased $13 million in the first six months of 2010, from $2,784 million at June 27, 2009, to $2,771 million at December 26, 2009, as a result of the repayment of $48 million of maturing long-term debt during the first six months of 2010 partially offset by $32 million of new borrowings and the impact of changes in foreign currency exchange rates.

The corporation’s total long-term debt is due to be repaid as follows: $15 million in the remainder of 2010; $428 million in 2011; $1,166 million in 2012; $528 million in 2013; $25 million in 2014; $70 million in 2015; and $539 million thereafter. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

From time to time, the corporation opportunistically may repurchase or retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the corporation’s liquidity requirements, contractual restrictions and other factors. The amounts involved could be material.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 69.1% fixed-rate debt as of December 26, 2009, as compared with 70.1% as of June 27, 2009. The decrease in fixed-rate debt at December 26, 2009 versus June 27, 2009 is due to the repayment of $25 million of fixed rate debt during the first six months of 2010. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Covenants

The corporation’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the corporation is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended December 26, 2009, the corporation’s interest coverage ratio was 8.0 to 1.0.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $47 million in the remainder of 2010; $75 million in 2011; $55 million in 2012; $36 million in 2013; $25 million in 2014; $20 million in 2015; and $70 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $13 million in the remainder of 2010; $22 million in 2011; $17 million in 2012; $13 million in 2013; $12 million in 2014; $12 million in 2015; and $30 million, thereafter.

Future Contractual Obligations and Commitments

During 2007, the corporation exited a U.S. meat production plant that included a hog slaughtering operation. Certain purchase contracts for the purchase of live hogs at this facility were not exited or transferred after the closure of the facility. Currently, these contracts represent a remaining purchase commitment of approximately 286,000 hogs through June 2012. Under the terms of these contracts, the corporation will continue to purchase these live hogs and therefore, the corporation has entered into a hog sales contract under which these hogs will be sold to another slaughter operator. The corporation’s purchase price of these hogs is generally based on the suppliers’ production costs, which includes the price of corn products, and the corporation’s selling price for these hogs is generally based on USDA posted hog prices. Divergent movements in these indices will result in either gains or losses on these hog transactions. Expected losses from these hog purchase commitments are recognized when we determine the loss is probable of occurring.

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

In the first six months of 2010, the corporation contributed $43 million to these defined benefit pension plans and the corporation anticipates that approximately $130 million of cash contributions will be made for the entire fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2010 may be materially different from the current estimate. The Significant Accounting Policies section and Note 19 – Defined Benefit Pension Plans to the Consolidated Financial Statements, that are included in the corporation’s 2009 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

The corporation participates in various multi-employer pension plans that provide retirement benefits to certain employees covered by collective bargaining agreements (MEPP). Participating employers in a MEPP are jointly responsible for any plan underfunding. MEPP contribution are established by the applicable collective bargaining agreements; however, the MEPPs may impose increased contribution rates and surcharges based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. The corporation believes that its contributions to MEPPs may increase by approximately 12% to 15% through 2011 due to increased contribution rates and surcharges MEPPs are expected to impose under the Pension Protection Act. Factors that could impact funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

In addition to regular contributions, the corporation could be obligated to make additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These withdrawal liabilities, which would be triggered if the corporation ceases to make contributions to a MEPP with respect to one of more collective bargaining units, would equal the corporation’s proportionate share of the unfunded vested benefits based on the year in which liability is triggered. The corporation believes that certain of the MEPPs in which we participate have unfunded vested benefits, and some are significantly underfunded. Withdrawal liability triggers could include the corporation’s decision to close a plant or the dissolution of a collective bargaining unit. Due to uncertainty regarding future withdrawal liability triggers, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. Disagreements over potential withdrawal liability may lead to legal disputes. The corporation is currently involved in litigation with one MEPP and it is reasonably possible that the outcome of this litigation may result in an additional withdrawal liability of approximately $16 million.

The corporation’s regular scheduled contributions to MEPPs totaled $49 million in 2009, $48 million in 2008 and $47 million in 2007. The corporation recognized charges for withdrawal liabilities of approximately $7 million in 2010 to date, $31 million in 2009, and an immaterial amount in 2008.

Repatriation of Foreign Earnings and Income Taxes

The corporation anticipates that it will continue to repatriate a portion of the earnings of its foreign subsidiaries. The projected tax expense associated with the anticipated return of the earnings of foreign subsidiaries will be recognized as the amounts are earned. However, the corporation pays the tax liability upon completing the repatriation action.

At the end of 2009, the corporation had a deferred tax liability of approximately $12 million for future repatriation actions that had not yet been completed at the end of 2009 but will be completed in 2010. The corporation currently estimates that the tax expense of such repatriation actions associated with 2009 earnings will be approximately $12 million. The corporation currently estimates that the tax expense for the repatriation of a portion of 2010 foreign earnings to the U.S. will be approximately $35 million, with the majority of these taxes expected to be paid in 2010.

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

Transformation/Accelerate Liabilities

The corporation has recognized amounts for transformation, Project Accelerate and other restructuring charges. At December 26, 2009, the corporation had recognized cumulative liabilities of approximately $125 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

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

As expected, in October 2009, the Spanish tax administration upheld the challenge made by its local field examination team against tax positions taken by the corporation’s Spanish subsidiaries. In November 2009, the corporation filed an appeal against this claim with the Spanish Tax Court. The corporation believes it is adequately reserved for the challenge raised by the Spanish tax authorities. However, in order to continue its appeal, the corporation will be required in the next 6 – 9 months to either provide a cash deposit or obtain a bank guarantee in the amount of $90 - $150 million to fund all allegations. The corporation continues to dispute the challenge and will continue to have further proceedings with the Spanish tax authorities regarding this issue.

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

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

Second Quarter 2010
Interest rates	$14	$15	1 day	95%
Foreign exchange	21	24	1 day	95

Year End 2009
Interest rates	$26	$29	1 day	95%
Foreign exchange	29	43	1 day	95

Interest rate value at risk decreased over 2009 due to the general decrease in short term rate volatilities as the financial markets have continued to stabilize over the first half of 2010. Decreases in foreign exchange value at risk amounts in 2010 were primarily due to decreased levels of volatilities in exchange rates between the U.S. dollar and the euro and pound sterling.

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the second quarter of 2010 and the end of 2009, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $6 million and $13 million, respectively.

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

Employers’ Disclosures about Postretirement Benefit Plan Assets – In December 2008, new accounting guidance was issued that expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. Specifically, the rules require disclosure of: i) how investment allocation decisions are made by management; ii) major categories of plan assets; iii) significant concentrations of credit risk within plan assets; iv) the level of the fair value hierarchy in which the fair value measurements of plan assets fall (i.e. level 1, level 2 or level 3); v) information about the inputs and valuation techniques used to measure the fair value of plan assets; and vi) a reconciliation of the beginning and ending balances of plan assets valued with significant unobservable inputs (i.e. level 3 assets). The reconciliation of level 3 assets shall be broken out by realized gains/losses, unrealized gains/losses, purchases, sales, accounting settlements, and transfers of assets in and out of the level 3 category. This new guidance is required to be adopted by the corporation in 2010. The corporation does not expect the adoption to have a material impact on the Consolidated Financial Statements.

Revenue Arrangements with Multiple Deliverables – In September 2009, new accounting guidance was issued concerning accounting for revenue arrangements with multiple deliverables. The guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately. It also eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize a portion of the overall arrangement fee that is attributable to items that have already been delivered. The guidance also establishes a selling price hierarchy for determining the selling price of a deliverable and expands disclosures for multiple-deliverable revenue arrangements. The new guidance is required to be adopted by the corporation for revenue arrangements entered into or materially modified at the beginning of 2011. The corporation is currently evaluating the provisions of this guidance and has not determined the impact of adoption at this time.

Consolidation of Variable Interest Entities – In June 2009, the FASB issued an update to the guidance for determining whether an entity is a variable interest entity (VIE) and who is the primary beneficiary of the VIE. The new guidance will also require ongoing reassessments of the primary beneficiary of a VIE and new expanded disclosures surrounding the nature of the VIE and an entity’s involvement with the VIE. The new guidelines are effective for the corporation in the first quarter of 2011. The corporation is currently evaluating the provisions of this guidance and has not determined the impact of adoption at this time.

Forward-Looking Information

This document contains certain forward-looking statements, including the anticipated costs and benefits of restructuring, transformation and Project Accelerate actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments, projected capital expenditures, cash tax payments, pension settlement amounts and effective tax rates. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•

Sara Lee’s relationship with its customers, such as (i) a significant change in Sara Lee’s business with any of its major customers, such as Walmart, its largest customer, including changes in the level of inventory these customers maintain; and (ii) credit and other business risks associated with customers operating in a highly competitive retail environment;

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

•

Sara Lee’s international operations, such as (viii) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the European euro, given Sara Lee’s significant concentration of business in Western Europe; (ix) Sara Lee’s generation of a high percentage of its revenues from businesses outside the United States and costs to remit these foreign earnings into the United States to fund Sara Lee’s domestic operations; (x) the impact on Sara Lee’s business of its receipt of binding offers to purchase the global body care, European detergent and air care businesses and its intent to divest the remainder of its international household and body care business; and (xi) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

Securities Litigation. On June 10, 2009, Sara Lee decided to settle two securities cases that were filed against the company in 2003. One case is a federal class action filed in federal court. The second is a derivative class action filed in state court. The total settlement amount is $5.0 million, divided between the federal class action ($4.25 million) and the derivative class action ($750,000). The bulk of the settlement will come from insurance proceeds; no settlement amounts will come from any individual director or officer of Sara Lee. The settlement requires that Sara Lee implement and maintain a number of corporate governance enhancements directed toward promoting the continued best practices and high standards of corporate operations and financial reporting, and ensure the ongoing education and independence of Board members. The settlement expressly provides that there is no finding or admission of any wrongdoing whatsoever by Sara Lee or any of the individual defendants. Below are details of the complaints and their allegations.

As described in Sara Lee’s annual report on Form 10-K for fiscal year ended June 27, 2009, John Gallo, a purported Sara Lee stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on May 13, 2003. Subsequently, seven other putative class action lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division. The complaints named as defendants Sara Lee, C. Steven McMillan, former Chairman, President and Chief Executive Officer of Sara Lee, and Lambertus M. de Kool, former Executive Vice President and Chief Financial and Administrative Officer of Sara Lee. On July 18, 2003, each of these actions were consolidated in a single proceeding captioned In re Sara Lee Securities Litigation (the “Federal Suit”). The complaint in the Federal Suit alleged a class period from August 1, 2002 to April 24, 2003, and asserted that the defendants misstated or omitted material adverse facts regarding Sara Lee’s business, operations, management, and financial statements, and the value of Sara Lee’s common stock, which allegedly enabled Sara Lee to complete securities offerings, enabled the individual defendants to increase their bonus compensation, and caused the class to purchase the stock at artificially inflated prices. The plaintiffs sought relief under Sections 10(b) and 20(a) of the United States Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

Also as described in Sara Lee’s annual report on Form 10-K for fiscal year ended June 27, 2009, two purported Sara Lee stockholders filed separate individual and derivative actions in the Circuit Court of Cook County, Illinois against Sara Lee, its Board of Directors and certain of its officers for purported breaches of fiduciary duty relating to the allegations that the defendants misstated or omitted material adverse facts regarding Sara Lee’s business, operations, management, and financial statements, and the value of Sara Lee’s common stock (the “Derivative Suit”). One complaint also contained a count against former Sara Lee officers Messrs. McMillan and de Kool for breach of fiduciary duty related to their alleged insider trading. The consolidated Derivative Suit subsequently was amended to add three new causes of action for alleged abuse of control, waste of corporate assets and unjust enrichment. The amended complaint sought damages in an unspecified amount, and attorneys’ fees and expenses, punitive damages and interest.

On June 10, 2009, the parties agreed in principle to settle both the Federal Suit and the Derivative Suit. Final court approval is required before any settlement can be finalized and the litigation terminated. In the Derivative Suit, the final approval was obtained, the settlement paid, and the case has now been terminated. In the Federal Suit, the court granted final approval of the parties’ settlement documents and dismissed the Federal Suit on January 26, 2010.

Retirement Plan. Sara Lee is a participating employer in the American Bakers Association Retirement Plan (the “ABA Plan”). In 1979, the Pension Benefit Guaranty Corporation (the “PBGC”) determined that the ABA Plan was an aggregate of single-employer pension plans, rather than a multiple-employer pension plan for purposes of Title IV of ERISA. As a single-employer pension plan, Sara Lee’s contributions can only be used to pay benefits of its own employee-participants. In May 2006, the Company filed suit against the ABA Plan and its Trustees in the United States District Court for the District of Columbia, alleging that the ABA Plan’s terms had been violated by allowing other participating employers to maintain negative trust balances (thus using Sara Lee’s and other participating employer’s assets to pay the benefits of other employer’s employee-participants). The suit is styled: Sara Lee Corporation, et al. v. ABA Plan, et al.; Case No. 06-CV-0819-HHK. Sara Lee is one of the primary employer-participants in the ABA Plan.

On August 8, 2006, the PBGC rescinded its 1979 determination, and concluded that the ABA Plan is and always has been a multiple employer plan in which the participating parties share responsibility for any plan liabilities. Sara Lee amended its initial complaint to add a cause of action against the PBGC challenging the legality of the PBGC’s 2006 determination. The PBGC’s position, if upheld, will inure to its financial benefit by allowing the PBGC to avoid assuming a substantial portion of the ABA Plan’s underfunding if and when the ABA Plan terminates.

On December 1, 2009, the United States District Court upheld the PBGC’s 2006 determination, but then invited the parties to comment on whether the Court’s Order resolved all the claims in the action. The corporation believes that the Court, in its December 1st decision, determined that the 2006 determination applies on a prospective basis only. The corporation has moved the Court to alter or amend its judgment, proposing that the amended judgment specifically state that because the 2006 determination is prospective only, the ABA Plan is deemed to have been an aggregate of single-employer pension plans from its establishment until the date of the 2006 determination. If the Court adopts the proposed amended judgment, we believe the ABA Plan would be treated as an aggregate of single-employer pension plans prior to the 2006 determination (i.e., the 2006 determination would have no retroactive application) and as a multiple-employer pension plan after the 2006 determination. If there is no retroactive application, an assessment would have to be made in order to determine whether the corporation should withdraw or continue its participation in the ABA Plan.

The corporation continues to believe that the PBGC’s 2006 determination is without merit and that the corporation is responsible only for the obligations related to its current and former employees; however, it is reasonably possible that a court may rule against the corporation and determine that the 2006 determination has retroactive and prospective application. The 2008 actuary report used to determine minimum funding levels indicated the ABA Plan was approximately 86% funded. Based on this funding level, regardless of the outcome of the litigation, the corporation does not believe its portion of the aggregate ABA Plan funding will have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the second quarter of 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Sept. 27, 2009 to Oct. 31, 2009	—	—	—	13,459,121
Nov. 1, 2009 to Nov. 28, 2009	—	—	—	13,459,121
Nov. 29, 2009 to Dec. 26, 2009	—	—	—	13,459,121

Total	—	—	—	13,459,121	$1.0 billion

(1)	Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of December 26, 2009, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program. As of December 26, 2009, no shares have been repurchased under this program. There is no expiration date for either program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Fiscal Year 2010-2012 Long-Term Restricted Stock Unit Grant Program Description

10.2	Form of Fiscal Year 2010-2012 Restricted Stock Unit Grant Notice and Agreement

10.3	Fiscal Year 2010-2012 Executive Management Long-Term Incentive Program Description

10.4	Form of Fiscal Year 2010-2012 Executive Management Long-Term Incentive Program Grant Notice and Agreement

10.5	Fiscal Year 2010-2012 Stock Option Grant Program Description

10.6	Form of Stock Option Grant Notice and Agreement under the 2002 Long-Term Incentive Stock Plan

10.7	Fiscal Year 2010 Annual Incentive Plan Program Description

10.8	Special Management Compensation Program dated October 27, 2009 between Sara Lee Corporation and Vincent Janssen

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Sara Lee Corporation Quarterly Report on Form 10-Q for the quarter ended December 26, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Common Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements, tagged in block text; and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ Thomas S. Shilen, Jr.
Thomas S. Shilen, Jr.
Senior Vice President, Finance
Corporate Controller

DATE: February 4, 2010