Form 10-Q
period 2010-03-27
Sara Lee Corp
filed 2010-05-06
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 27, 2010

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

On March 27, 2010, the Registrant had 661,269,828 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at March 27, 2010 and June 27, 2009

(Unaudited)

In millions	March 27, 2010	June 27, 2009
Assets
Cash and equivalents	$935	$951
Trade accounts receivable, less allowances	1,251	1,272
Inventories
Finished goods	429	443
Work in process	29	32
Materials and supplies	337	291

	795	766

Current deferred income taxes	162	213
Other current assets	339	250
Assets held for sale	378	378

Total current assets	3,860	3,830

Property, net of accumulated depreciation of $2,865 and $2,776, respectively	2,086	2,200
Trademarks and other identifiable intangibles, net	535	585
Goodwill	1,286	1,295
Deferred income taxes	218	298
Other noncurrent assets	229	245
Noncurrent assets held for sale	930	964

	$9,144	$9,417

Liabilities and Equity
Notes payable	$36	$20
Accounts payable	893	1,004
Income taxes payable and current deferred taxes	11	22
Other accrued liabilities	1,336	1,467
Current maturities of long-term debt	16	46
Liabilities held for sale	304	287

Total current liabilities	2,596	2,846

Long-term debt	2,718	2,738
Pension obligation	529	595
Deferred income taxes	572	106
Other liabilities	926	1,061
Noncurrent liabilities held for sale	13	13
Equity
Sara Lee common stockholders’ equity	1,757	2,036
Noncontrolling interest	33	22

Total Equity	1,790	2,058

	$9,144	$9,417

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarter and Nine Months ended March 27, 2010 and March 28, 2009

(Unaudited)

	Quarter ended		Nine Months ended
In millions, except per share data	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Continuing Operations
Net sales	$2,578	$2,575	$8,024	$8,225

Cost of sales	1,563	1,643	4,935	5,347
Selling, general and administrative expenses	762	714	2,317	2,384
Net charges for exit activities, asset and business dispositions	25	11	53	41
Impairment charges	—	—	17	107
Contingent sale proceeds	—	—	(133)	(150)
Interest expense	37	45	110	131
Interest income	(7)	(10)	(19)	(35)

	2,380	2,403	7,280	7,825

Income from continuing operations before income taxes	198	172	744	400
Income tax expense	173	39	224	116

Income from continuing operations	25	133	520	284
Discontinued operations
Net income (loss) from discontinued operations attributable to Sara Lee, net of tax expense of $442, $24, $404 and $60	(367)	32	(207)	94
Net income from noncontrolling interests, net of tax	5	3	12	10
Gain on sale of discontinued operations, net of tax expense of $2, nil, $2, and nil	6	—	6	—

Net income (loss)	(331)	168	331	388
Less: Net income from noncontrolling interests	5	3	12	10

Net income (loss) attributable to Sara Lee	$(336)	$165	$319	$378

Income from continuing operations per share of common stock
Basic	$0.04	$0.19	$0.75	$0.40

Diluted	$0.04	$0.19	$0.75	$0.40

Net income (loss) attributable to Sara Lee per share of common stock
Basic	$(0.49)	$0.24	$0.46	$0.54

Diluted	$(0.49)	$0.24	$0.46	$0.54

Average shares outstanding
Basic	691	697	695	703

Diluted	693	698	697	704

Cash dividends declared per share of common stock	$0.11	$0.11	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the period June 28, 2008 to March 27, 2010

(Unaudited)

		Sara Lee Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at June 28, 2008	$2,830	$7	$7	$2,760	$(112)	$149	$19

Net income	375	—	—	364	—	—	11
Translation adjustments, net of tax	(563)	—	—	—	—	(561)	(2)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(30)	—	—	—	—	(30)	—
Pension/Postretirement activity, net of tax	(164)	—	—	—	—	(164)	—
Other comprehensive income activity, net of tax	(4)	—	—	—	—	(2)	(2)

Comprehensive income (loss)	$(386)						7

Dividends on common stock	(310)	—	—	(310)	—	—	—
Dividends paid on noncontrolling interest/Other	(4)	—	—	—	—	—	(4)
Stock issuances—
Stock option and benefit plans	4	—	4	—	—	—	—
Restricted stock	29	—	29	—	—	—	—
Share repurchases and retirement	(103)	—	(25)	(78)	—	—	—
Pension/Postretirement—adjustment to change in measurement date, net of tax	(13)	—	—	(16)	—	3	—
ESOP tax benefit, redemptions and other	11	—	2	1	8	—	—

Balances at June 27, 2009	2,058	7	17	2,721	(104)	(605)	22

Net income	331	—	—	319	—	—	12
Translation adjustments, net of tax	(5)	—	—	—	—	(7)	2
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	4	—	—	—	—	4	—
Pension/Postretirement activity, net of tax	27	—	—	—	—	27	—

Comprehensive income	$357						14

Dividends on common stock	(156)	—	—	(156)	—	—	—
Dividends paid on noncontrolling interest	(3)	—	—	—	—	—	(3)
Stock issuances—
Stock option and benefit plans	6	—	6	—	—	—	—
Restricted stock	23	—	23	—	—	—	—
Share repurchases and retirement	(500)	—	(47)	(453)	—	—	—
ESOP tax benefit, redemptions and other	5	—	1	—	4	—	—

Balances at March 27, 2010	$1,790	$7	$—	$2,431	$(100)	$(581)	$33

Total comprehensive loss was $432 million in the first nine months of 2009, of which $434 million was attributable to Sara Lee. The comprehensive income attributable to Sara Lee in the first nine months of 2010 was $343 million.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months ended March 27, 2010 and March 28, 2009

(Unaudited)

	Nine Months ended
In millions	March 27, 2010	March 28, 2009
OPERATING ACTIVITIES—
Net income	$331	$388
Less: Cash received from contingent sale proceeds	(133)	(150)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	265	284
Amortization	80	86
Impairment charges	17	107
Net (gain) loss on business dispositions	13	(2)
Pension contributions, net of expense	(2)	(179)
Increase in deferred income taxes for unremitted earnings	518	—
Other	(64)	7
Changes in current assets and liabilities, net of businesses acquired and sold	(218)	(238)

Net cash from operating activities	807	303

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(215)	(216)
Purchases of software and other intangibles	(11)	(20)
Acquisitions of businesses and investments	—	(10)
Dispositions of businesses and investments	6	55
Cash received from contingent sale proceeds	133	150
Cash received from (used in) derivative transactions	61	(140)
Sales of assets	13	8

Net cash used in investment activities	(13)	(173)

FINANCING ACTIVITIES—
Issuances of common stock	2	1
Purchases of common stock	(500)	(103)
Borrowings of other debt	45	389
Repayments of other debt	(73)	(340)
Net change in financing with less than 90-day maturities	(3)	(250)
Payments of dividends	(232)	(226)

Net cash used in financing activities	(761)	(529)

Effect of changes in foreign exchange rates on cash	(20)	(220)

Increase (decrease) in cash and equivalents	13	(619)
Add: Cash balances of discontinued operations at beginning of year	8	2
Less: Cash balances of discontinued operations at end of period	(37)	(15)
Cash and equivalents at beginning of year	951	1,282

Cash and equivalents at end of quarter	$935	$650

COMPONENTS OF CHANGES IN CURRENT ASSETS AND LIABILITIES—
Trade accounts receivable	$14	$11
Inventories	(9)	(71)
Other current assets	37	7
Accounts payable	(27)	(204)
Accrued liabilities	(103)	20
Accrued taxes	(130)	(1)

Changes in current assets and liabilities, net of businesses acquired and sold	$(218)	$(238)

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the quarter and nine months ended March 27, 2010 and March 28, 2009 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (corporation or company), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the nine months ended March 27, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of June 27, 2009 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended June 27, 2009. The businesses comprising the former International Household and Body Care segment are presented as discontinued operations in the corporation’s consolidated financial statements. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. Fiscal 2010 ends on July 3, 2010. The third quarter and first nine months of fiscal 2010 ended on March 27, 2010 and the third quarter and first nine months of fiscal 2009 ended on March 28, 2009. Each of the quarters was a thirteen-week period and each of the nine month periods was a thirty-nine week period. Fiscal 2010 is a 53-week year, whereas fiscal 2009 was a 52-week year. Unless otherwise stated, references to years relate to fiscal years.

In 2010, the corporation retrospectively adopted new accounting guidance related to noncontrolling interests in consolidated financial statements. This guidance requires the classification of noncontrolling interests in subsidiaries, formerly referred to as minority interest, as a separate component of equity and the changes in ownership interest must be accounted for as equity transactions. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. As a result, the Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Condensed Consolidated Statements of Equity and Consolidated Statements of Cash Flows present the impact of noncontrolling interests on equity, net income and comprehensive income. Net income now includes earnings attributable to both Sara Lee and noncontrolling interests.

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

2.	Net Income (Loss) Per Share

The computation of net income (loss) per share only includes results attributable to Sara Lee and does not include earnings related to noncontrolling interests. Net income per share – basic is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter and nine months ended March 27, 2010, options to purchase 21.4 million shares and 21.9 million shares, respectively, of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and nine months ended March 28, 2009, options to purchase 28.3 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. These shares are excluded from the earnings per share calculation as they are anti-dilutive.

The average shares outstanding declined in the third quarter and first nine months of 2010 as compared to the third quarter and first nine months of 2009 as a result of shares repurchased under the corporation’s ongoing share repurchase program. The corporation repurchases common stock at times management deems appropriate, given current market valuations. Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 that its Board of Directors had increased this repurchase program by $2.0 billion shares (for a total authorization of $3.0 billion shares). In March of 2010, the corporation repurchased 36.4 million shares at a cost of $500 million under this program using an accelerated share repurchase program. During 2009, the corporation also repurchased 11.4 million shares of common stock, all of which were repurchased during the second quarter. As of March 27, 2010, the corporation was authorized to repurchase $2.5 billion of common stock under its existing share repurchase program, plus 13.5 million shares of common stock that remain authorized for repurchase under the corporation’s prior share repurchase program. The timing and amount of future share repurchases will be based upon the completion of the corporation’s sale of its household and body care businesses, market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and diluted – for the third quarter and first nine months of 2010 and 2009 (per share amounts are rounded and may not add to total):

Computation of Net Income (Loss) per Common Share

(In millions, except per share data)

	Quarter ended		Nine Months ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Income from continuing operations	$25	$133	$520	$284
Income (loss) from discontinued operations attributable to Sara Lee, net of tax	(361)	32	(201)	94

Net income (loss) attributable to Sara Lee	$(336)	$165	$319	$378

Average shares outstanding – basic	691	697	695	703
Dilutive effect of stock option and award plans	2	1	2	1

Diluted shares outstanding	693	698	697	704

Income from continuing operations per share
Basic	$0.04	$0.19	$0.75	$0.40

Diluted	$0.04	$0.19	$0.75	$0.40

Income (loss) from discontinued operations per share
Basic	$(0.52)	$0.05	$(0.29)	$0.13

Diluted	$(0.52)	$0.05	$(0.29)	$0.13

Net income (loss) per share
Basic	$(0.49)	$0.24	$0.46	$0.54

Diluted	$(0.49)	$0.24	$0.46	$0.54

3.	Segment Information

The following is a general description of the corporation’s five business segments:

•	North American Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	North American Fresh Bakery – sells a variety of fresh bakery products to retail customers in North America.

•	North American Foodservice – sells a variety of meat, bakery, and beverage products to foodservice customers in North America.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

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

The following is a summary of net sales and operating segment income by business segment for the third quarter and first nine months of 2010 and 2009.

	Net Sales
(In millions)	Third Quarter 2010	Third Quarter 2009	Nine Months 2010	Nine Months 2009
North American Retail	$672	$646	$2,076	$2,072
North American Fresh Bakery	501	530	1,541	1,640
North American Foodservice	427	487	1,413	1,638
International Beverage	799	741	2,417	2,295
International Bakery	186	179	601	607

Total business segments	2,585	2,583	8,048	8,252
Intersegment sales	(7)	(8)	(24)	(27)

Net sales	$2,578	$2,575	$8,024	$8,225

	Income from Continuing Operations Before Income Taxes
(In millions)	Third Quarter 2010	Third Quarter 2009	Nine Months 2010	Nine Months 2009
North American Retail	$101	$64	$303	$192
North American Fresh Bakery	6	2	36	3
North American Foodservice	26	25	109	2
International Beverage	173	131	468	381
International Bakery	(1)	11	4	7

Total operating segment income	305	233	920	585
Amortization of intangibles	(12)	(12)	(35)	(35)
General corporate expenses:
Other	(58)	(33)	(177)	(165)
Mark-to-market derivative gains/(losses)	(7)	19	(6)	(39)
Contingent sale proceeds	—	—	133	150

Operating income	228	207	835	496
Net interest expense	(30)	(35)	(91)	(96)

Income from continuing operations before income taxes	$198	$172	$744	$400

In 2010, the corporation is now presenting certain segment assets, principally consisting of cash, in corporate assets for all periods since these assets are primarily controlled by the corporate group. A summary of segment assets as of March 27, 2010 and June 27, 2009 is as follows:

	March 27, 2010	June 27, 2009
Assets
North American Retail	$1,261	$1,266
North American Fresh Bakery	1,116	1,140
North American Foodservice	1,074	1,134
International Beverage	1,929	1,932
International Bakery	673	719

	6,053	6,191
Net assets held for sale	1,308	1,342
Other corporate assets (a)	1,783	1,884

Total assets	$9,144	$9,417

(a)	Principally cash and cash equivalents, certain corporate fixed assets, deferred tax assets and certain other noncurrent assets.

4.	Discontinued Operations

In September 2009, the corporation announced that it had received a binding offer for the sale of its global body care and European detergents businesses for 1.275 billion euros. In December 2009, the corporation also announced that it received a binding offer for the sale of its air care business for 320 million euros. These proposed transactions are subject to certain customary closing conditions and regulatory approvals and are anticipated to close during calendar 2010. Together these businesses represent approximately 70% of the net sales of the international household and body care businesses. The corporation is also actively marketing for sale its remaining household and body care businesses and, as a result, the businesses that formerly comprised the International Household and Body Care segment – air care, body care, shoe care and insecticides—are classified as discontinued operations and are presented in a separate line in the Consolidated Statements of Income for all periods presented. The assets and liabilities of these businesses to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Condensed Consolidated Balance Sheets for all periods presented.

The following is a summary of the operating results of the corporation’s discontinued operations:

	Third Quarter 2010			Third Quarter 2009
(In millions)	Net Sales	Pretax Income(1)	Net Loss(1)	Net Sales	Pretax Income(1)	Net Income(1)
International Household and Body Care businesses	$525	$75	$(367)	$454	$56	$32

	First Nine Months 2010			First Nine Months 2009
(In millions)	Net Sales	Pretax Income(1)	Net Loss(1)	Net Sales	Pretax Income(1)	Net Income(1)
International Household and Body Care businesses	$1,611	$197	$(207)	$1,493	$154	$94

(1)	Represents amounts attributable to Sara Lee.

The $404 million tax expense reported in the first nine months of 2010 includes the following significant tax amounts: (i) a $416 million tax charge related to the company’s third quarter decision to no longer reinvest overseas earnings attributable to overseas cash and the net assets of the household and body care businesses; (ii) a $53 million tax benefit related to the reversal of a tax valuation allowance on United Kingdom net operating loss carryforwards as a result of the anticipated gain from the household and body care business disposition; and (iii) a $27 million tax benefit related to the anticipated utilization of U.S. capital loss carryforwards available to offset the capital gain resulting from the household and body care business disposition.

The following is a summary of the net assets held for sale as of March 27, 2010 and June 27, 2009, which consists of the net assets of the international household and body care businesses.

(In millions)	March 27, 2010	June 27, 2009
Cash and cash equivalents	$37	$8
Trade accounts receivable	56	61
Inventories	241	262
Other current assets	44	47

Total current assets held for sale	378	378
Property	152	156
Trademarks and other intangibles	203	221
Goodwill	561	568
Other assets	14	19

Assets held for sale	$1,308	$1,342

Notes payable	$1	$—
Accounts payable	47	49
Accrued expenses and other current liabilities	250	229
Current maturities of long-term debt	6	9

Total current liabilities held for sale	304	287
Long-term debt	3	7
Other liabilities	10	6

Liabilities held for sale	$317	$300

Noncontrolling interest	$33	$22

Certain tax related revisions have been made to the June 27, 2009 balance sheet presented at the end of our 2010 second quarter to reflect the deal structure associated with the binding offers announced for the household and body care businesses. The most significant change relates to $51 million of long-term deferred tax liabilities which have been reclassified into continuing operations as those tax attributes will remain with the continuing operations.

The discontinued operations cash flows are summarized in the table below:

(In millions) – Increase / (Decrease)	Nine Months ended Mar. 27, 2010	Nine Months ended Mar. 28, 2009
Cash flow from operating activities	$231	$153
Cash flow used in investing activities	(2)	(14)
Cash flow used in financing activities	(200)	(126)

Increase in net cash of discontinued operations	29	13
Cash and cash equivalents at beginning of year	8	2

Cash and cash equivalents at end of period	$37	$15

The cash used in financing operations primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations includes only the cash noted above as most of the cash of those businesses has been retained as a corporate asset.

5.	Impairment Review and Goodwill

The corporation tests goodwill for impairments in the second quarter of each fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets.

As a result of the review performed in the second quarter of 2010, the corporation determined that no goodwill impairment was required to be recognized as the carrying amounts of the reporting units did not exceed their fair values. The change in the goodwill balance from June 27, 2009 is due to the impact of changes in foreign currency exchange rates on foreign denominated goodwill. In the second quarter of 2009, a $107 million goodwill impairment charge was recognized in the foodservice beverage reporting unit after it was determined the carrying value of assets exceeded their fair value. The foodservice beverage reporting unit had experienced a significant decline in profitability due to a highly competitive marketplace and difficult economic conditions which led to the impairment charge. The impairment charge recognized equaled the entire remaining amount of goodwill in the foodservice beverage reporting unit and no tax benefit was recognized on the charge. The corporation intends to move the testing for impairments to the fourth quarter of each fiscal year in order to better align the impairment review with the company’s long-range planning process.

In the first nine months of 2010, the corporation recognized a $17 million impairment charge related to fixed assets. Thirteen million related to the writedown of manufacturing equipment associated with the North American foodservice bakery reporting unit due to the loss of a customer contract. The remaining $4 million related to the writedown of bakery equipment associated with the Spanish bakery reporting unit.

For the 2010 goodwill impairment test, the fair value of the reporting units was estimated based on a weighting of two models—a discounted cash flow model and a market multiple model. The discounted cash flow model uses management’s business plans and projections as the basis for expected future cash flows for the first ten years and a 2% residual growth rate thereafter. A separate discount rate derived from published sources was utilized for each reporting unit and, on a weighted average basis, the discount rate used was 9.3%. The market multiple approach employs market multiples of revenues or earnings for companies comparable to the corporation’s reporting units. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.

The majority of goodwill impairments recognized by the corporation in the past several years relate to goodwill attributable to the Earthgrains bakery acquisition in 2002. Three reporting units that continue to carry significant Earthgrains goodwill balances at March 27, 2010 include North American foodservice bakery with $476 million, North American fresh bakery with $270 million and international bakery France with $172 million. Although the corporation currently believes the operations support the value of goodwill reported, these entities are the most sensitive to changes in inherent assumptions and estimates used in determining fair value. These three reporting units represent approximately 74% of goodwill remaining in continuing operations. Holding all other assumptions constant at the test date for both models, a 100 basis point increase in the discount rate used for these three reporting units would reduce the enterprise value approximately 10% indicating no potential impairment. These three reporting units have estimated fair values in excess of net asset carrying values in the range of 21% to 33% as of the test date.

6.	Exit, Disposal and Transformation/Accelerate Activities

As part of its ongoing efforts to improve its operational performance and reduce costs, the corporation initiated Project Accelerate (“Accelerate”) in 2009, which is a series of global initiatives designed to drive significant savings in the next three years. It is anticipated that the overall cost of the initiatives will include severance costs as well as transition costs associated with transferring services to an outside third party. An important component of Accelerate involves outsourcing pieces of the North American and European Finance (transaction processing) and Global Information Services (applications development and maintenance) groups as well as the company’s global indirect procurement activities. In addition to cost savings, this business process outsourcing will help the corporation drive standardization, increase efficiency and provide flexibility. The corporation began implementation of the initiative in North America and Europe in the second quarter of 2009 and plans to complete global implementation within three years.

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

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended		Nine Months ended
(In millions)	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Cost of sales:
Accelerate charges – other	$1	$—	$1	$—

Selling, general and administrative expenses:
Transformation/Accelerate charges – IT and other	12	6	22	11

Net charges for (income from):
Exit activities	14	11	33	44
Asset and business dispositions	11	—	20	(3)

Decrease in income from continuing operations before income taxes	38	17	76	52
Income tax benefit (at applicable statutory rates)	(12)	(4)	(25)	(13)

Decrease in income from continuing operations	$26	$13	$51	$39

Impact on diluted EPS	$0.03	$0.02	$0.07	$0.06

The impact of these actions on the corporation’s business segments and general corporate expenses is summarized as follows:

	Quarter ended		Nine Months ended
(In millions)	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
North American Retail	$—	$—	$3	$(1)
North American Fresh Bakery	2	—	3	—
North American Foodservice	8	2	10	(2)
International Beverage	4	5	4	8
International Bakery	10	1	26	30

Decrease in operating segment income	24	8	46	35
Increase in general corporate expenses	14	9	30	17

Total	$38	$17	$76	$52

The following discussion provides information concerning the exit, disposal and transformation/Accelerate activities for each year where actions were initiated and material reserves exist.

2010 Actions

During 2010, the corporation approved certain actions related to exit, disposal, and Accelerate activities and recognized charges of $82 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 814 employees, related to both European and North American operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 814 targeted employees, 484 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

•	Recognized a $20 million net loss associated with the disposition of certain bakery manufacturing facilities in Spain.

The following table summarizes the net charges taken for the exit, disposal and Accelerate activities approved during 2010 and the related status as of March 27, 2010. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The composition of these charges and the remaining accruals are summarized below. Approximately $30 million of additional charges are expected to be recognized in the remainder of 2010.

(In millions)	Employee termination and other benefits	Accelerate costs – IT and other	Non- cancellable Leases	Asset and Business Disposition Actions	Total
Exit, disposal and other costs recognized during 2010	$31	$24	$7	$20	$82
Cash payments	(7)	(15)	(2)	—	(24)
Non-cash charges	—	(2)	—	—	(2)
Foreign exchange impacts	(1)	—	—	—	(1)
Asset and business disposition losses	—	—	—	(20)	(20)

Accrued costs as of March 27, 2010	$23	$7	$5	$—	$35

2009 Actions

During 2009, the corporation approved certain actions related to exit, disposal, transformation and Accelerate activities and recognized cumulative charges of $125 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 1,006 employees, related to both European and North American operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 1,006 targeted employees, 135 employees have not yet been terminated, but are expected to be terminated by the end of 2010.

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

Significant actions completed during the first nine months of 2010 and the status of the remaining elements of the 2009 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2009 actions. The composition of these charges and the remaining accruals are summarized below.

(In millions)	Employee termination and other benefits	Transformation/ Accelerate costs – IT and other	Total
Accrued costs as of June 27, 2009	$95	$6	$101
Non-cash charges	(1)	—	(1)
Cash payments	(51)	(2)	(53)
Change in estimate	(6)	(1)	(7)
Foreign exchange impacts	(1)	—	(1)

Accrued costs as of March 27, 2010	$36	$3	$39

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

(In millions)	Employee termination and other benefits	Non-cancelable lease and other contractual obligations	Total
Accrued costs as of June 27, 2009	$11	$3	$14
Cash payments	(4)	(1)	(5)
Change in estimate	—	2	2

Accrued costs as of March 27, 2010	$7	$4	$11

In periods prior to 2008, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure and these actions have had minimal impact on current year results. As of March 27, 2010, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these completed actions total $24 million and primarily represent certain severance obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

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

At March 27, 2010 the maximum maturity date of any cash flow hedge was approximately three years principally related to two cross currency swaps that mature in 2012 and 2013. The corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $1 million at the time the underlying hedged transaction is recognized in the Consolidated Statement of Income.

Net Investment Hedge – A hedge of the exposure of changes in the underlying foreign currency denominated subsidiary net assets is declared as a net investment hedge. Net investment hedges qualify for hedge accounting. Net investment hedges can include either derivative or non-derivative instruments such as, non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans. The effective portion of the change in the fair value of net investment hedges is recorded in the cumulative translation adjustment account within common stockholders’ equity. At March 27, 2010, the U.S. dollar equivalent of intercompany loans and forward exchange contracts designated as net investment hedges was $4.7 billion. The corporation increased its net investment hedges in the third quarter in order to hedge €1.6 billion of proceeds anticipated to be generated by the divestiture of its air care and body care businesses.

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

Types of Derivative Instruments

Interest Rate and Cross Currency Swaps – To manage interest rate risk, the corporation has entered into interest rate swaps that effectively convert certain fixed-rate debt instruments into floating-rate debt instruments. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The corporation utilizes interest rate swap derivatives in order to maintain a targeted amount of both fixed-rate and floating-rate long term debt and notes payable. Currently, the corporation has a fixed interest rate on approximately 70% of long-term debt and notes payable issued.

The corporation has issued certain foreign-denominated debt instruments and utilizes cross currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. As of March 27, 2010, the total notional amount of the corporation’s interest rate swaps and cross currency swaps were $385 million and $746 million, respectively. The notional value of the cross currency swaps is calculated by multiplying the euro value swapped by the exchange rate at the reporting date.

In connection with the funding of the anticipated retirement of the 6.25% notes in September 2011, the corporation maintains a $50 million forward starting swap to effectively fix the cash flows related to interest payments on the anticipated debt issuance.

Currency Forward Exchange, Futures and Option Contracts – The corporation uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign-currency-denominated intercompany transactions, third-party product-sourcing transactions, foreign-denominated investments (including subsidiary net assets) and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Forward currency exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year to eighteen months. Forward currency exchange contracts which are effective at hedging the fair value of a recognized asset or liability are designated and accounted for as fair value hedges. Forward currency contracts that act as a hedge of changes in the underlying foreign currency denominated subsidiary net assets are accounted for as net investment hedges. All remaining currency forward and options contracts are accounted for as mark-to-market hedges.

The principal currencies hedged by the corporation include the European euro, British pound, Danish krone, Hungarian forint, U.S. dollar, Swiss franc and Brazilian real. As of March 27, 2010, the net U.S. dollar equivalent of commitments to purchase and sell foreign currencies is $4,565 million and $4,551 million, respectively, using the exchange rate at the reporting date. The corporation hedges virtually all foreign exchange risk derived from recorded transactions and firm commitments and only hedges foreign exchange risk related to anticipated transactions where the exposure is potentially significant.

The corporation did not have any foreign exchange option contracts outstanding as of March 27, 2010.

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

As of March 27, 2010, the total notional amount of commodity futures and option contracts was $121 million and $27 million, respectively. The notional amount of commodity futures contracts is determined by the initial cost of the contracts while the notional amount of options contracts is determined by the delta adjusted value as of period end.

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

Contingent Features/Concentration of Credit Risk

All of the corporation’s derivative instruments are governed by International Swaps and Derivatives Association (i.e. ISDA) master agreements, requiring the corporation to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the corporation’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 27, 2010, is $251 million for which the corporation has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on March 27, 2010, the corporation would be required to post collateral of, at most, $251 million with its counterparties.

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

The fair values and carrying amounts of long-term debt, including the current portion, at March 27, 2010 were $2,822 million and $2,734 million, and at June 27, 2009 were $2,780 million and $2,784 million, respectively. The fair value of the corporation’s long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at March 27, 2010 and June 27, 2009 is as follows:

	Assets				Liabilities
	Other Current Assets		Other Non- Current Assets		Accrued Liabilities – Other		Other
(in millions)	Mar. 27, 2010	June 27, 2009	Mar. 27, 2010	June 27, 2009	Mar. 27, 2010	June 27, 2009	Mar. 27, 2010	June 27, 2009
Derivatives designated as hedging instruments:
Interest rate contracts (b)	$3	$3	$28	$30	$—	$—	$—	$—
Foreign exchange contracts (b)	29	1	—	—	—	8	206	249
Commodity contracts (a)	1	1	—	—	—	—	—	—

Total derivatives designated as hedging instruments	33	5	28	30	—	8	206	249

Derivatives not designated as hedging instruments:
Foreign exchange contracts (b)	30	61	—	—	45	34	—	—
Commodity contracts (a)	—	1	—	—	—	—	—	—

Total derivatives not designated as Hedging instruments	30	62	—	—	45	34	—	—

Total derivatives	$63	$67	$28	$30	$45	$42	$206	$249

(a)	Categorized as level 1: Fair value of level 1 assets and liabilities as of March 27, 2010 are $1 million and nil and at June 27, 2009 are $2 million and nil, respectively.
(b)	Categorized as level 2: Fair value of level 2 assets and liabilities as of March 27, 2010 are $90 million and $251 million and at June 27, 2009 are $95 million and $291 million, respectively.

Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the quarterly and nine-month periods ended March 27, 2010, and March 28, 2009, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter ended		Quarter ended		Quarter ended		Quarter ended
(In Millions)	Mar. 27, 2010	Mar. 28, 2009	Mar. 27, 2010	Mar. 28, 2009	Mar. 27, 2010	Mar. 28, 2009	Mar. 27, 2010	Mar. 28, 2009

Cash Flow Derivatives:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(1)	$1	$39	$19	$(3)	$(2)	$35	$18
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	45	20	(1)	(8)	44	12
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	(2)	—	—	—	(2)	—

Net Investment Derivatives:
Amount of gain recognized in OCI (a)	—	—	232	136	—	—	232	136

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	5	1	—	(81)	—	—	5	(80)
Amount of Hedged Item gain (loss) recognized in earnings (e)	—	3	—	88	—	—	—	91

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	13	4	(2)	(2)	11	2
Amount of gain (loss) recognized in SG&A	—	—	(38)	1	(1)	1	(39)	2

	Nine Months ended		Nine Months ended		Nine Months ended		Nine Months ended
(In Millions)	Mar. 27, 2010	Mar. 28, 2009	Mar. 27, 2010	Mar. 28, 2009	Mar. 27, 2010	Mar. 28, 2009	Mar. 27, 2010	Mar. 28, 2009

Cash Flow Derivatives:
Amount of gain (loss) recognized in OCI (a)	$—	$1	$33	$63	$(1)	$(30)	$32	$34
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	31	82	(3)	(11)	28	71
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	(8)	—	—	(2)	(8)	(2)

Net Investment Derivatives:
Amount of gain recognized in OCI (a)	—	—	145	549	—	—	145	549

Fair Value Derivatives:
Amount of Derivative gain (loss) recognized in earnings (e)	12	33	—	13	—	—	12	46
Amount of Hedged Item gain (loss) recognized in earnings (e)	1	(24)	—	(8)	—	—	1	(32)

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of sales	—	—	14	(3)	1	(21)	15	(24)

Amount of gain (loss) recognized in SG&A	—	—	3	(176)	—	(36)	3	(212)

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, for interest rate swaps, in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest expense for foreign exchange contracts and SG&A expenses for commodity contracts.
(e)	The amount of gain (loss) recognized in earnings on the derivative contracts and the related hedged item is reported in interest for the interest rate contracts and SG&A for the foreign exchange contracts.

8. Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (income) for the third quarter and first nine months of 2010 and 2009 are as follows:

	Pension		Postretirement Medical and Life Insurance
(In millions)	Third Quarter 2010	Third Quarter 2009	Third Quarter 2010	Third Quarter 2009
Service cost	$16	$15	$1	$2
Interest cost	64	61	3	4
Expected return on plan assets	(65)	(64)	—	—
Amortization of
Prior service cost (credit)	1	2	(7)	(5)
Net actuarial loss	13	3	—	1

Net periodic benefit cost	$29	$17	$(3)	$2

Curtailment gain	$24	$—	$—	$—

	Pension		Postretirement Medical and Life Insurance
(In millions)	Nine Months 2010	Nine Months 2009	Nine Months 2010	Nine Months 2009
Service cost	$45	$45	$3	$5
Interest cost	198	194	8	11
Expected return on plan assets	(193)	(202)	—	—
Amortization of
Transition (asset) obligation	—	—	(1)	(1)
Prior service cost (credit)	5	6	(21)	(16)
Net actuarial loss	39	8	1	2

Net periodic benefit cost	$94	$51	$(10)	$1

Curtailment gain	$24	$—	$—	$12

The net periodic benefit cost of the corporation’s defined benefit pension plans in the first nine months of 2010 was $43 million higher than in 2009 as a result of the following:

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

During the first nine months of 2010 and 2009, the corporation contributed $100 million and $235 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute approximately $130 million of cash to its defined benefit pension plans in 2010, or $30 million additional in the fourth quarter, as part of its normal funding requirements. However, in February 2010, the corporation announced that it intends to make an additional $200 million dollar contribution to its pension plans, which is not included in the $130 million estimate above. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2010 may differ from the current estimate.

In March 2010, the corporation announced changes to its U.S. defined benefit pension plans for salaried employees whereby participants will no longer accrue benefits under these plans. All future retirement benefits will be provided through a defined contribution plan. The benefit plan changes resulted in the elimination of any expected years of future service associated with these plans. As a result, a pretax curtailment gain of $25 million was recognized, of which $24 million impacted continuing operations and $1 million impacted discontinued operations. The curtailment gain resulted from the recognition of $3 million of previously unamortized net prior service credits associated with these benefit plans as well as a $22 million reduction in the projected benefit obligation associated with one of the plans. As a result of the significant benefit plan changes, the plan assets and liabilities of the two U.S. defined benefit plans were remeasured. Based on the results of the remeasurement, the net underfunded position of these plans decreased by approximately $13 million, which was recognized as a decrease in noncurrent pension liabilities with an offsetting decrease in the unamortized actuarial loss in accumulated other comprehensive income (AOCI). The reduction in the net underfunded position related to an increase in assets due to improved investment performance partially offset by an increase in the projected benefit obligation due to a decrease in discount rates.

During 2009, the corporation entered into a new collective labor agreement in the Netherlands which eliminated postretirement health care benefits for certain employee groups, while also reducing benefits provided to others. The elimination of benefits resulted in the recognition of a curtailment gain of $17 million, of which $12 million impacted continuing operations, related to a portion of the unamortized prior service cost credit which was reported in accumulated other comprehensive income. The plan changes also resulted in a $32 million reduction in the accumulated postretirement benefit obligation with an offset to AOCI.

As discussed in footnote 4, Discontinued Operations, the corporation received a binding offer for the sale of the corporation’s body care and European detergents businesses in the first quarter of 2010 and a binding offer for the air care business in the second quarter of 2010. Based on the proposed terms of the sales agreements, the corporation anticipates a significant reduction in the expected years of future service for the employees associated with a defined benefit pension plan in the Netherlands. Although the business dispositions have not yet been completed, a pretax curtailment loss of $11 million has been recognized because the loss is both probable and reasonably estimable. The curtailment loss, which relates to the previously unamortized prior service cost associated with this benefit plan, was recognized in the results of discontinued operations. In conjunction with the curtailment, the plan assets and liabilities of the Netherlands defined benefit plan were remeasured as of the end of December 2009. Based on the results of the remeasurement, the net funded position of this plan declined by approximately $81 million, which was recognized as a decrease in noncurrent pension assets with an offsetting increase in the unamortized actuarial loss in AOCI. This reduction in net funded position primarily related to a reduction in the discount rate used to determine the projected benefit obligation.

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

The following table sets out the tax expense (benefit) and the effective tax rate for the corporation:

	Third Quarter		Nine Months
(In millions)	2010	2009	2010	2009
Continuing operations:
Income before income taxes	$198	$172	$744	$400
Income tax expense	173	39	224	116
Effective tax rate	87.1%	22.5%	30.1%	28.9%

Third Quarter and First Nine Months of 2010

In the third quarter of 2010, the corporation recognized tax expense of $173 million on pretax income from continuing operations of $198 million, or an effective tax rate of 87.1%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $22 million of discrete tax expense related to the following items:

•	$43 million of tax expense related to a Belgian litigation proceeding that is expected to result in additional income tax expense. (See Note 11 – Contingencies and Commitments)

•	$19 million of tax benefit, of which $18 million is associated with a change in estimated 2009 foreign taxes paid or accrued.

•

$9 million of tax benefit related to the settlement of tax audits and expiration of statutes of limitations in France, the Netherlands, Spain, and the United States, of which $1 million of tax benefit is from the settlement of tax audits, and $8 million of tax benefit is from the expiration of statutes of limitations.

•

$7 million of tax expense related to deferred tax adjustments, of which $3 million related to a change in the law on the deductibility of benefits reimbursed under the Medicare Part D retiree prescription drug program.

In the first nine months of 2010, the corporation recognized tax expense of $224 million on pretax income from continuing operations of $744 million, or an effective tax rate of 30.1%. The tax expense and related effective tax rate on continuing operations was determined by applying a 39.1% estimated annual effective tax rate to pretax earnings and then recognizing $67 million of discrete tax benefits. The discrete tax items relate to the following:

•

$103 million of tax benefit primarily from the settlement of tax audits and expiration of the statutes of limitations in the United Kingdom, Hungary, Spain, the United States, South Africa, France, the Netherlands, and various state and local jurisdictions, of which $95 million is primarily from the settlement of audits with the tax authorities, and $8 million is from the expiration of statutes of limitations.

•	$43 million of tax expense related to a Belgian litigation proceeding that is expected to result in additional income tax expense. (See Note 11 – Contingencies and Commitments)

•	$25 million of tax expense to establish a valuation allowance on net operating losses and other deferred tax assets in Belgium.

•	$20 million of tax benefit from the release of a valuation allowance on the deferred tax assets of the corporation’s Brazilian subsidiaries.

•	$19 million of tax benefit, of which $18 million is associated with a change in estimated 2009 foreign taxes paid or accrued.

•

$7 million of tax expense related to deferred tax adjustments, of which $3 million related to a change in the law on the deductibility of benefits reimbursed under the Medicare Part D retiree prescription drug program.

The corporation’s 2010 estimated annual effective tax rate increased from 25.7% to 39.1% primarily due to a one-time tax charge of $118 million related to current year foreign earnings that are no longer indefinitely reinvested. This tax charge is in connection with the company’s third quarter decision, announced February 16, 2010, to no longer reinvest overseas earnings primarily attributable to existing overseas cash and the book value of the household and body care businesses. Herein after this tax charge may also be referred to as the tax on unremitted earnings. This tax charge increased the estimated annual effective tax rate by approximately 14%. The portion of this tax charge recognized in the first nine months of 2010 is $102 million, all of which was recognized in the third quarter. Additionally, for the same reasons as noted above, the first nine months of 2010 includes a $416 million charge in discontinued operations.

The 2010 estimated annual effective tax rate also includes $18 million of non-recurring tax benefits related to the utilization of United Kingdom net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the first nine months of 2010 is $16 million, of which $4 million was recognized in the third quarter.

Third Quarter and First Nine Months of 2009

In the third quarter of 2009, the corporation recognized tax expense of $39 million on pretax income from continuing operations of $172 million, or an effective tax rate of 22.5%. The tax rate in the third quarter was impacted by $7 million of tax expense related to the following discrete tax items:

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

The estimated annual effective tax rate includes a charge of $53 million related to the expected repatriation of a portion of 2009 foreign earnings. The estimated charge increases the estimated annual effective tax rate by approximately 10%.

The tax expense and related effective tax rate on continuing operations, for the first nine months of 2009, were determined by applying a 26.9% estimated annual effective tax rate to pretax earnings and then recognizing the impact of $8 million of tax expense related to the following discrete tax items:

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

The corporation’s 2009 estimated annual effective tax rate decreased from 33.4% to 26.9% due to a $29 million non-recurring tax benefit from current year foreign exchange gains. A significant portion of this non-recurring tax benefit should have been reflected in prior quarters of 2009. Management believes this error is immaterial to the quarterly financial statements.

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

The year-to-date net decrease in the liability for unrecognized tax benefits was $118 million, resulting in an ending balance of $434 million as of March 27, 2010. There was a decrease in the gross liability for uncertain tax positions of $142 million, of which $92 million relates to audit settlements, $24 million relates to the expiration of statutes of limitations, $9 million relates to prior year decreases, and $17 million relates to favorable foreign currency exchange translation. This decrease was offset by an increase in the gross liability for uncertain tax positions of $24 million, all of which relate to 2010 increases.

At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease between $90 – $130 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of statutes of limitations in several jurisdictions.

The corporation’s tax returns are routinely audited by federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) has completed examinations of the company’s U.S. income tax returns through July 1, 2006. Fiscal years remaining open to examination in the Netherlands include 2003 and forward. Other foreign jurisdictions remain open to audits after 2000. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years before June 28, 2003.

As expected, in October 2009, the Spanish tax administration upheld the challenge made by its local field examination team against tax positions taken by the corporation’s Spanish subsidiaries. In November 2009, the corporation filed an appeal against this claim with the Spanish Tax Court. In April 2010, the Spanish Chief Inspector upheld a portion of the claim raised by the Spanish tax authorities, which the corporation will appeal. The corporation believes it is adequately reserved for the claim upheld by the Spanish Chief Inspector. However, in order to continue its appeal, the corporation anticipates obtaining a bank guarantee in 2010 for up to $135 million as security against all allegations. The corporation continues to dispute the challenge and will continue to communicate with the Spanish tax authorities regarding this issue.

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

In response to the arbitrator’s original ruling, the Court of Appeals required the corporation to post a bond of approximately $25 million. However, the corporation has appealed the decision to the Supreme Court and, as a result, no bond posting is required until all allowable appeals have been exhausted. The corporation continues to believe that the plaintiffs’ claims are without merit; however, it is reasonably possible that this case will be ruled against the corporation and have a material adverse impact on the corporation’s results of operations or cash flows.

American Bakers Association Retirement Plan (ABA Plan) – The corporation is a participating employer in the ABA Plan. In 1979, the Pension Benefit Guaranty Corporation (PBGC) determined that the ABA Plan was an aggregate of single-employer pension plans rather than a multiple employer plan. Under the express terms of the ABA Plan’s governing documents, the corporation’s contributions can only be used to pay for the benefits of its own employee-participants. In August 2006, the PBGC reversed its 1979 determination and concluded that the ABA Plan is and always has been a multiple employer plan in which the participating parties share responsibility for any plan liabilities (2006 Determination). If the 2006 Determination was upheld, it would have required the corporation to be responsible for a substantial portion of the ABA Plan’s underfunded liabilities. The corporation initiated litigation in the United States District Court for the District of Columbia seeking to overturn the 2006 Determination.

On December 1, 2009, the United States District Court upheld the 2006 Determination. However, the corporation moved the Court to alter or amend its Order to specifically state, among other things, that the 2006 Determination is prospective only and that the ABA Plan is deemed to have been, and shall for all purposes be treated as, an aggregate of single-employer pension plans from its establishment until the date of the 2006 Determination. On February 18, 2010, the Court granted the corporation’s motion, specifically stating that the 2006 Determination has prospective effect only. The time period for any party to appeal the Court’s amended Order ended on April 19, 2010, and no appeals were filed.

Based on the Court’s amended Order, the ABA Plan should be treated as an aggregate of single-employer pension plans prior to the 2006 Determination (i.e., the 2006 Determination would have no retroactive application) and as a multiple employer pension plan after the 2006 Determination. We are awaiting updated actuarial calculations; however, we believe that the amended Order significantly reduces the corporation’s responsibility for the ABA Plan’s underfunded liabilities prior to August 8, 2006.

As a result of the amended Order, the corporation began to recognize the obligations as if the ABA Plan was a multiple employer pension plan, with all future contributions to the plan immediately expensed in the consolidated statements of income. The corporation does not believe the resolution of this matter will have a material adverse impact on the corporation’s financial position, results of operations or cash flows.

Hanesbrands Inc. – In September 2006, the corporation spun off its branded apparel business into an independent publicly-traded company named Hanesbrands Inc. (HBI). In connection with the spin off, the corporation and HBI entered into a tax sharing agreement that governs the allocation of tax assets and liabilities between the parties. HBI has initiated binding arbitration claiming that it is owed $72 million from the corporation under the tax sharing agreement. The corporation believes HBI’s claims are without merit and is vigorously contesting the matter. The parties are engaging in discovery and the final hearing is scheduled for mid-June 2010. The corporation expects that this matter will be resolved by the end of August 2010.

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

Competition Law – During the past few years, competition authorities in various European countries and the European Commission have initiated investigations into the conduct of consumer products companies. These investigations usually continue for several years and, if violations are found, may result in substantial fines. In connection with these investigations, Sara Lee’s household and body care business operating in Europe has received requests for information, made employees available for interviews, and been subjected to unannounced inspections by various competition authorities. In the second quarter of 2010, the corporation recognized a 3.7 million euro charge for a fine imposed by the Spanish Competition Authorities related to claims that the corporation engaged in inappropriate activities to indirectly increase prices of its shower gel products. To date, except for the Spanish fine and the previously disclosed 5.5 million euros fine imposed by the German cartel authorities in February 2008, no formal charges have been brought against Sara Lee concerning the substantive conduct that is the subject of these investigations. Our practice is to comply with all laws and regulations applicable to our business, including the antitrust laws, and to cooperate with relevant regulatory authorities.

Charges for fines that already have been imposed against the corporation, as noted above, have been reflected in the consolidated statements of income in the year we were notified of the fine. The corporation also recognized a charge of 4 million euros in the third quarter of 2010 as an estimate of additional fines that may be imposed. Based on currently available information, it is reasonably possible the corporation may be subject to additional fines related to several of these investigations and, with respect to one of these investigations, it is probable that a fine will be imposed. However, we are unable to estimate the impact on our financial statements of additional fines, if any, that may be imposed against the corporation.

Belgian tax matter – In 1997, the corporation sold a Belgian subsidiary to an unrelated third party. At the time of the sale, the Belgian subsidiary owed a Belgian tax liability of approximately 30 million euros (resulting from an intercompany restructuring completed before the 1997 sale) and the third party buyer assumed all assets and liabilities of the subsidiary. In 1999, the former Belgian subsidiary, then owned by the third party buyer, declared bankruptcy and did not pay the outstanding Belgian tax liability. In 2001, the Belgian Ministry of Finance launched an investigation into the 1997 sale. In November 2009, the corporation received from the Belgian state prosecutor a notice of intent to indict the third party buyer as well as several of the corporation’s international subsidiaries and several current and former directors and officers of such subsidiaries, in connection with the 1997 sale. The notice alleges various tax-related legal violations, some of which carry criminal penalties. The corporation is engaged in settlement discussions with the Belgian authorities. Although no settlement has been reached, based on currently available information the corporation accrued $43 million for Belgian taxes, interest, and penalties in the third quarter.

12.	Subsequent event – Debt Issuance

On March 30, 2010, a subsidiary of the corporation issued 300 million of euro denominated debt, which is scheduled to mature in March 2012. The notes were issued at a fixed rate of 2.25% but have effectively been converted into variable rate debt using interest rate swap instruments. The proceeds were used to retire 285 million euro of debt that was scheduled to mature in 2011.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 and a discussion of the changes in financial condition and liquidity during the first nine months of 2010. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – Third Quarter and First Nine Months of 2010

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information

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

In September 2009, the corporation announced that it had received a binding offer to acquire its global body care and European detergents businesses for 1.275 billion euros. In December 2009, the corporation also announced that it had received a binding offer for the sale of its air care business for 320 million euros. Together these businesses represent approximately 70% of the net sales of the international household and body care businesses. The results of these businesses and the remaining household and body care businesses, which were previously reported as a separate business segment, are now being reported as discontinued operations. Prior period results have been revised to reflect these businesses as discontinued operations. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations. The corporation intends to use the proceeds from the divestiture to, among other things, repurchase stock, make additional contributions to its pension plans and invest for growth in its core businesses.

Summary of Results

The business highlights include the following:

•

Reported operating income for the third quarter of 2010 was $228 million, an increase of $21 million over the same period of the prior year. The increase was due to improved operating results for the North American Retail and International Beverage segments, partially offset by an increase in general corporate expenses due to a $26 million decline in mark-to-market results related to unrealized commodity derivatives and a $25 million increase in other general corporate expenses due to charges for Accelerate activities and a tax indemnification.

•

Net sales for the third quarter of $2.6 billion were virtually unchanged as the negative impact of volume declines, planned business exits, and pricing actions were offset by the favorable impact of changes in foreign currency exchange rates and a favorable sales mix shift.

•

Diluted earnings per share from continuing operations declined from $0.19 to $0.04 due to a significant increase in income tax expense, which was the result of a $102 million, or $0.15 per share, charge related to the tax on unremitted earnings.

•

Total cash flow from operating activities of $807 million for the first nine months of 2010 showed a very strong increase of $504 million over the prior year driven primarily by improved operating results, lower pension contributions and improved working capital management. Discontinued operations contributed $231 million of the total cash from operating activities, an increase of $78 million over the prior year.

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

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, approximately 35% of net sales and 50% of operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates increased net sales by $162 million and increased operating income by $22 million for the first nine months of 2010.

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

Project Accelerate (Accelerate) Costs – These include costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative. The initiative includes the outsourcing of a portion of the North American and European finance processing functions, information systems application development and maintenance as well as indirect procurement activities. These costs are recognized in the Consolidated Statements of Income in Selling, general and administrative expenses or Cost of sales. Employee termination costs, lease exit costs and gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations associated with these initiatives are reported as part of exit activities, asset and business dispositions.

For continuing operations, the savings resulting from Accelerate and other restructuring actions were approximately $127 million in the first nine months of 2010, of which $89 million is incremental to the prior year. The corporation anticipates annualized savings in 2010 of approximately $170-$190 million related to these actions, of which $120-$140 million is incremental to the Accelerate savings in 2009.

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

Other Significant Items – The reported results are also impacted by other items that affect comparability. These items include, but are not limited to, impairment charges, pension partial withdrawal liability charges, curtailment gains (losses) and certain discrete tax matters, which include charges related to the tax on unremitted earnings, audit settlements/reserve adjustments, valuation allowance adjustments and various other tax matters.

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Quarter ended March 27, 2010			Quarter ended March 28, 2009
In millions, except per share data	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Income from continuing operations	$198	$25	$0.04	$172	$133	$0.19

Net income (loss) attributable to Sara Lee		$(336)	$(0.49)		$165	$0.24

Significant items affecting comparability of income from continuing operations:
Charges for exit activities, asset and business dispositions:
Income from (charges for) exit activities	$(14)	$(9)	$(0.01)	$(11)	$(8)	$(0.01)
Income from (charges for) business disposition activities	(11)	(8)	(0.01)	—	—	—

Subtotal	(25)	(17)	(0.02)	(11)	(8)	(0.01)

(Charges to) income in Cost of sales:
Accelerate charges	(1)	(1)	—	—	—	—
Curtailment gain	7	5	0.01	—	—	—
Pension partial withdrawal liability charge	—	—	—	(1)	(1)	—

(Charges to) income in SG&A expenses:
Transformation/Accelerate charges	(12)	(8)	(0.01)	(6)	(5)	—
Curtailment gain	17	11	0.02	—	—	—
Mexican tax indemnification	(15)	(10)	(0.01)	—	—	—
Balance sheet corrections	—	—	—	8	5	0.01

Impact of significant items on income from continuing operations before significant tax matters	(29)	(20)	(0.03)	(10)	(9)	(0.01)

Significant tax matters affecting comparability:
Tax on unremitted earnings	—	(102)	(0.15)	—	—	—
Tax audit settlements/reserve adjustments	—	9	0.01	—	3	—
Belgian tax proceeding	—	(43)	(0.06)	—	—	—
U.K. net operating loss utilization	—	4	0.01	—	—	—
Tax credit adjustment	—	18	0.03	—	—	—
Provision expense corrections	—	—	—	—	(13)	(0.02)
Tax benefit on non-recurring foreign exchange gains	—	—	—	—	20	0.03
Other tax adjustments	—	—	—	—	(2)	—

Impact of significant items on income from continuing operations	(29)	(134)	(0.19)	(10)	(1)	—

Significant items impacting discontinued operations:
Tax on unremitted earnings	—	(416)	(0.60)	—	—	—
Professional fees/other	(7)	(7)	(0.01)	—	—	—
Curtailment gain	1	1	—	—	—	—
Charges for exit activities	—	—	—	(5)	(3)	(0.01)
Gain on sale of discontinued operation	8	6	0.01	—	—	—
Tax audit settlement/reserve adjustments	—	3	—	—	—	—

Impact of significant items on net income (loss) attributable to Sara Lee	$(27)	$(547)	$(0.79)	$(15)	$(4)	$—

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Nine Months ended March 27, 2010			Nine Months ended March 28, 2009
In millions, except per share data	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Income from continuing operations	$744	$520	$0.75	$400	$284	$0.40

Net income attributable to Sara Lee		$319	$0.46		$378	$0.54

Significant items affecting comparability of income from continuing operations:
Charges for exit activities, asset and business dispositions:
Income from (charges for) exit activities	$(33)	$(21)	$(0.03)	$(44)	$(31)	$(0.04)
Income from (charges for) business disposition activities	(20)	(14)	(0.02)	3	—	—

Subtotal	(53)	(35)	(0.05)	(41)	(31)	(0.05)

(Charges to) income in Cost of sales:
Curtailment gain	7	5	0.01	6	4	0.01
Pension partial withdrawal liability charge	(1)	(1)	—	(13)	(9)	(0.01)
Accelerate charges - Other	(1)	(1)	—	—	—	—

(Charges to) income in SG&A expenses:
Transformation/Accelerate charges	(22)	(15)	(0.02)	(11)	(8)	(0.01)
Curtailment gain	17	11	0.02	6	4	0.01
Mexican tax indemnification	(15)	(10)	(0.01)	—	—	—
Balance sheet corrections	—	—	—	8	5	0.01
Pension partial withdrawal liability charge	(6)	(4)	(0.01)	(18)	(11)	(0.02)
Impairment charges	(17)	(11)	(0.02)	(107)	(107)	(0.15)

Impact of significant items on income from continuing operations before significant tax matters	(91)	(61)	(0.09)	(170)	(153)	(0.22)

Significant tax matters affecting comparability:
Tax on unremitted earnings	—	(102)	(0.15)	—	—	—
U.K. net operating loss utilization	—	16	0.02	—	—	—
Provision expense corrections	—	—	—	—	(13)	(0.02)
Tax audit settlement/reserve adjustments	—	103	0.15	—	5	0.01
Belgian tax proceeding	—	(43)	(0.06)	—	—	—
Tax valuation allowance adjustment	—	(5)	(0.01)	—	—	—
Tax credit adjustment	—	18	0.03	—	—	—
Tax benefit on non-recurring foreign exchange gains	—	—	—	—	20	0.03
Other tax adjustments	—	—	—	—	(3)	—

Impact of significant items on income from continuing operations	(91)	(74)	(0.10)	(170)	(144)	(0.21)

Significant items impacting discontinued operations:
Professional fees/other	(22)	(20)	(0.03)	(2)	(1)	—
Curtailment gain (loss)	(10)	(8)	(0.01)	5	4	—
Transformation/Accelerate charges	—	—	—	(2)	(2)	—
Charges for exit activities	—	—	—	(11)	(8)	(0.01)
Gain on sale of discontinued operation	8	6	0.01	—	—	—
Tax valuation allowance adjustment	—	53	0.08	—	—	—
Tax audit settlement/reserve adjustments	—	(3)	—	—	(1)	—
Capital loss carryforward utilization	—	27	0.04	—	—	—
Tax basis difference adjustment	—	11	0.02	—	—	—
Tax on unremitted earnings	—	(421)	(0.61)	—	—	—

Impact of significant items on net income attributable to Sara Lee	$(115)	$(429)	$(0.61)	$(180)	$(152)	$(0.21)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Consolidated Results – Third Quarter of 2010 Compared with Third Quarter of 2009

The following table summarizes net sales and operating income for the third quarter of 2010 and 2009 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	March 27, 2010	March 28, 2009	Change	Percent Change
Net sales	$2,578	$2,575	$3	0.1%

Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(103)	$103
Acquisitions/dispositions	—	33	(33)

Total	$—	$(70)	$70

Operating income	$228	$207	$21	10.5%

Increase / (decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$(11)	$11
Exit activities, asset and business dispositions	(25)	(11)	(14)
Transformation/Accelerate charges	(13)	(6)	(7)
Pension partial withdrawal liability charge	—	(1)	1
Curtailment gain (loss)	24	—	24
Mexican tax indemnification	(15)	—	(15)
Balance sheet corrections	—	8	(8)
Acquisitions/dispositions	—	3	(3)

Total	$(29)	$(18)	$(11)

Net Sales

Net sales increased by $3 million or 0.1%. The strengthening of foreign currencies, particularly the European euro and Brazilian real increased reported net sales by $103 million, or 3.9%. Divestitures net of acquisitions occurring after the start of the third quarter of 2009 reduced net sales by $33 million, or 1.3%. Sales were negatively impacted by a 4.5% decline in unit volumes and pricing actions that decreased net sales by approximately 2% partially offset by a favorable shift in sales mix. Excluding the planned exits from the commodity meat and kosher meat businesses, unit volumes would have decreased only 1.2%. The following table summarizes the components of the percentage change in net sales as compared to the prior year:

Third quarter 2010

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Corporation	(4.5)%		2.0%		(1.3)%		3.9%		0.1%

Operating Income

Operating income increased by $21 million, or 10.5%. The year-over-year net impact of the changes in foreign currency exchange rates, exit activities, transformation/Accelerate charges and the other factors identified in the preceding table decreased operating income by $11 million. Operating income was also negatively impacted by a $26 million decline in income related to unrealized commodity mark-to-market derivatives versus the prior year. The remaining increase in operating income of $58 million was primarily due to improved operating results in the business segments, especially the North American Retail and International Beverage segments. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the third quarter of 2010 increased $83 million over the prior year due to the impact of lower commodity costs, savings from continuous improvement programs and the favorable impact of changes in foreign currency exchange rates partially offset by the unfavorable impact of pricing actions, lower unit volumes, and the impact of business dispositions. The gross margin percent in the third quarter of 2010 increased to 39.4% from 36.2% in the third quarter of 2009 primarily due to the impact of lower commodity costs and savings from continuous improvement programs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	March 27, 2010	March 28, 2009	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$76	$65	$11	16.9%
Other	615	622	(7)	(1.1)

Total business segments	691	687	4	0.6
Amortization of identifiable intangibles	12	12	—	0.3
General corporate expenses:
Other	57	29	28	96.5
Mark-to-market derivative (gains) / losses	2	(14)	16	NM

Total SG&A Expenses	$762	$714	$48	6.9%

Selling, general and administrative (SG&A) expenses increased by $48 million, or 6.9%. Measured as a percent of sales, SG&A expenses increased from 27.7% in 2009 to 29.6% in 2010. Changes in foreign currency exchange rates increased SG&A costs by $25 million, or 3.7%. The remaining increase in SG&A expenses is $23 million, or 3.2%. SG&A expenses in the business segments increased by $4 million, or 0.6%, as a reduction in distribution costs, as well as the impact of cost containment actions and a pension curtailment gain were offset by an $11 million increase in media advertising and promotion (MAP) spending. Other general corporate expenses increased $28 million versus the prior year due to higher charges for Accelerate actions, a $15 million charge related to a tax indemnification for a previously sold business and the year-over-year negative impact of some non-recurring prior year gains primarily related to a non-income related foreign tax refund and a reduction in contingent lease accruals. In the third quarter of 2010, the corporation reported mark-to-market derivative losses of $2 million, while in 2009 the mark-to-market derivatives were a gain of $14 million. The year-over-year decline in the results related to the mark-to-market derivatives was due to derivative energy contracts.

Transformation/Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the third quarter of 2010 and 2009 reflect amounts recognized for actions associated with the corporation’s ongoing Accelerate and business transformation programs and other exit and disposal actions. The expense related to exit activities, asset and business dispositions was $25 million in the third quarter of 2010 versus $11 million in the third quarter of 2009. As discussed in Note 6 to the financial statements, “Exit, Disposal and Transformation/Accelerate Activities,” the charges in 2010 and 2009 relate to the planned termination of employees related to both European and North American operations as part of Accelerate.

These actions are more fully described in the Exit, Disposal and Transformation/Accelerate Activities Note to the Consolidated Financial Statements.

Net Interest Expense

Net interest expense in the third quarter of 2010 was $30 million, a decrease of $5 million over the third quarter of the prior year. Interest expense decreased by $8 million, related primarily to lower average debt outstanding, and lower interest rates, while interest income decreased by $3 million, due to changes in interest rates.

Income Tax Expense

Note 10 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	Third Quarter
(In millions)	2010	2009
Continuing operations
Income before income taxes	$198	$172
Income tax expense	173	39
Effective tax rate	87.1%	22.5%

In the third quarter of 2010, the corporation recognized tax expense of $173 million on pretax income from continuing operations of $198 million, or an effective tax rate of 87.1%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $22 million of discrete tax expense related to the following items:

•	$43 million of tax expense related to a Belgian litigation proceeding that is expected to result in additional income tax expense. (See Note 11 – Contingencies and Commitments)

•	$19 million of tax benefit, of which $18 million is associated with a change in estimated 2009 foreign taxes paid or accrued.

•

$9 million of tax benefit related to the settlement of tax audits and expiration of statutes of limitations in France, the Netherlands, Spain, and the United States, of which $1 million of tax benefit is from the settlement of tax audits, and $8 million of tax benefit is from the expiration of statutes of limitations.

•

$7 million of tax expense related to deferred tax adjustments, of which $3 million related to a change in the law on the deductibility of benefits reimbursed under the Medicare Part D retiree prescription drug program.

The corporation’s 2010 estimated annual effective tax rate includes a one-time tax charge of $118 million related to current year foreign earnings that are no longer indefinitely reinvested. This tax charge is in connection with the company’s third quarter decision to no longer reinvest overseas earnings primarily attributable to existing overseas cash and the book value of the household and body care businesses. This tax charge increased the estimated annual effective tax rate by approximately 14%. The portion of this tax charge recognized in the third quarter is $102 million. A similar charge is also included in the results of discontinued operations.

The 2010 estimated annual effective tax rate also includes $18 million of non-recurring tax benefits related to the utilization of United Kingdom net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the third quarter is $4 million.

In the third quarter of 2009, the corporation recognized tax expense of $39 million on pretax income of $172 million, or an effective tax rate of 22.5%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $7 million of discrete tax expenses related to the following items:

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

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the third quarter of 2010 was $25 million, which was $108 million lower than the comparable period of the prior year. The decline in income was due to a $134 million increase in income tax expense due to the charge for the tax on unremitted earnings. The higher tax expense was partially offset by a $21 million increase in operating income and a $5 million decrease in net interest expense versus the prior year.

Diluted EPS from continuing operations was $0.04 in the third quarter of 2010 versus $0.19 in the third quarter of 2009. Diluted EPS were favorably impacted by lower average shares outstanding during the third quarter of 2010 than during the third quarter of 2009. The lower average shares are due to the corporation’s ongoing share repurchase program.

Discontinued Operations Attributable to Sara Lee

Net sales from discontinued operations were $525 million in the third quarter of 2010, up 15.6% compared to the $454 million in net sales in the prior year. On a constant currency basis, net sales were up 5.3% primarily driven by strong performance in insecticides, shoe care and body care. Pre-tax income increased to $75 million from $56 million, driven by the volume growth, continuous improvement savings and lower commodity costs and favorable foreign exchange impacts partially offset by an increase in advertising and promotional spending. Pre-tax income was also favorably impacted by approximately $13 million of lower depreciation and amortization expense versus the prior year related to assets which are now classified as held for sale and as such no longer subject to depreciation and amortization under the accounting rules. The discontinued operations reported a net loss of $367 million in the third quarter of 2010 as compared to net income of $32 million in the third quarter of 2009 due to significantly higher tax expense in the current year. The higher tax expense in 2010 is due to a $416 million charge related to the tax on unremitted earnings. The results of discontinued operations in the third quarter of 2010 and 2009 are related to the international household and body care businesses and represent a full quarter of results in each period.

Net Income and Diluted Earnings per Share (EPS) Attributable to Sara Lee

In the third quarter of 2010, the corporation reported a net loss attributable to Sara Lee of $336 million versus net income attributable to Sara Lee of $165 million in the comparable period of the prior year. The $501 million decrease was due to a $518 million tax charge related to the tax on unremitted earnings, of which $102 million impacted continuing operations and $416 million impacted discontinued operations. Diluted EPS in the third quarter of 2010 was a loss of $0.49 per share versus income of $0.24 per share in the third quarter of 2009. Diluted EPS were impacted by lower average shares outstanding during the third quarter of 2010 than during the third quarter of 2009. The lower average shares are due to the corporation’s ongoing share repurchase program.

Consolidated Results – First Nine Months of 2010 Compared with First Nine Months of 2009

The following table summarizes net sales and operating income for the first nine months of 2010 and 2009 and certain items that affected the comparability of these amounts:

	Nine Months ended
Total Corporation Performance (In millions)	March 27, 2010	March 28, 2009	Change	Percent Change
Net sales	$8,024	$8,225	$(201)	(2.4)%

Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(162)	$162
Acquisitions/dispositions	12	143	(131)

Total	$12	$(19)	$31

Operating income	$835	$496	$339	68.5%

Increase / (decrease) in operating income from:
Contingent sales proceeds	$133	$150	$(17)
Changes in foreign currency exchange rates	—	(22)	22
Exit activities, asset and business dispositions	(53)	(41)	(12)
Transformation/Accelerate charges	(23)	(11)	(12)
Impairment charges	(17)	(107)	90
Pension partial withdrawal liability charge	(7)	(31)	24
Curtailment gain	24	12	12
Mexican tax indemnification	(15)	—	(15)
Balance sheet corrections	—	8	(8)
Acquisitions/dispositions	1	11	(10)

Total	$43	$(31)	$74

Net Sales

Net sales decreased by $201 million or 2.4%. The strengthening of foreign currencies, particularly the European euro and Brazilian real increased reported net sales by $162 million, or 1.9%. Divestitures net of acquisitions occurring after the start of 2009 reduced net sales by $131 million, or 1.5%. Sales were negatively impacted by a 3.1% decline in unit volumes and pricing actions that decreased net sales by approximately 1%, which were partially offset by a favorable shift in sales mix. Excluding the planned exit of the commodity meat and kosher meat businesses, unit volumes would have decreased only 1.0%. The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Nine months 2010

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
Total Corporation	(3.1)%		0.3%		(1.5)%		1.9%		(2.4)%

Operating Income

Operating income increased by $339 million, or 68.5%. The year-over-year net impact of the changes in foreign currency exchange rates, transformation/Accelerate charges and the other factors identified in the preceding table increased operating income by $74 million. Operating income was also favorably impacted by a $33 million improvement in unrealized commodity mark-to-market derivatives versus the prior year. The remaining increase in operating income of $232 million was primarily due to improved operating results for the business segments, primarily in the North American Retail and International Beverage segment and a reduction in other general corporate expenses, after considering the higher Accelerate costs and a tax indemnification charge included in the table above. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the first nine months of 2010 increased $211 million over the prior year due to lower commodity costs and savings from continuous improvement programs and changes in foreign currency exchange rates partially offset by the unfavorable impact of pricing actions, lower unit volumes, and the impact of business dispositions. The gross margin percent in the first nine months of 2010 increased to 38.5% from 35.0% in the first nine months of 2009 primarily due to the impact of lower commodity costs and savings from continuous improvement programs.

Selling, General and Administrative Expenses

	Nine Months ended
(In millions)	March 27, 2010	March 28, 2009	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$245	$237	$8	3.4%
Other	1,865	1,931	(66)	(3.4)

Total business segments	2,110	2,168	(58)	(2.7)
Amortization of identifiable intangibles	35	35	—	—
General corporate expenses:
Other	168	156	12	8.1
Mark-to-market derivative (gains) / losses	4	25	(21)	(81.5)

Total SG&A Expenses	$2,317	$2,384	$(67)	(2.8)%

Selling, general and administrative (SG&A) expenses decreased by $67 million, or 2.8%. Measured as a percent of sales, SG&A expenses decreased from 29.0% in 2009 to 28.9% in 2010. Changes in foreign currency exchange rates increased SG&A costs by $36 million, or 1.5%. The remaining decrease in SG&A expenses is $103 million, or 4.3%. SG&A expenses in the business segments decreased by $58 million, or 2.7%, due to a reduction in distribution and selling costs and the impact of cost containment actions. Other general corporate expenses increased $12 million versus the prior year due to a $28 million year-over-year increase in charges related to Accelerate activities and a tax indemnification charge related to a previously divested business. The remaining decrease in other general corporate expenses was due to the impact of headcount reductions and lower casualty insurance and employee benefit costs and lower professional fees. Mark-to-market losses related to commodity derivatives were $21 million lower than the prior year due to an improvement in derivative energy contracts.

Transformation/Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the first nine months of 2010 and 2009 reflect amounts recognized for actions associated with the corporation’s ongoing Accelerate and business transformation programs and other exit and disposal actions. The charge related to exit activities, asset and business dispositions was $53 million in the first nine months of 2010 versus $41 million in the first nine months of 2009. As discussed in Note 6 to the financial statements, “Exit, Disposal and Transformation/Accelerate Activities,” the charges in 2010 and 2009 relate to the planned termination of employees related to both European and North American operations as part of Accelerate.

In the first nine months of 2010, the corporation recognized a $17 million impairment charge, $13 million of which related to the writedown of manufacturing equipment associated with the North American foodservice bakery reporting unit and $4 million of which related to the writedown of bakery equipment associated with the Spanish bakery reporting unit. The corporation recognized a $107 million impairment charge in the first nine months of 2009 related to goodwill associated with the foodservice beverage reporting unit. The corporation determined that the carrying amount of its foodservice beverage reporting unit, which is reported in the North American Foodservice segment, exceeded its fair value. Management compared the implied fair value of the goodwill in the reporting unit with the carrying value and concluded that an impairment charge needed to be recognized. No tax benefit was recognized on the goodwill impairment loss.

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

Net Interest Expense

Net interest expense in the first nine months of 2010 was $91 million, which was $5 million lower than the first nine months of the prior year. A decrease in interest expense of $21 million, related primarily to lower average debt outstanding and lower interest rates, was partially offset by a decline in interest income of $16 million, due to lower interest rates.

Income Tax Expense

Note 10 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense (benefit) and effective tax rate for the corporation’s continuing operations:

	First Nine Months
(In millions)	2010	2009
Continuing operations
Income (loss) before income taxes	$744	$400
Income tax expense	224	116
Effective tax rate	30.1%	28.9%

In the first nine months of 2010, the corporation recognized tax expense of $224 million on pretax income from continuing operations of $744 million, or an effective tax rate of 30.1%. The tax expense and related effective tax rate on continuing operations was determined by applying a 39.1% estimated annual effective tax rate to pretax earnings and then recognizing $67 million of discrete tax benefits. The discrete tax items relate to the following:

•

$103 million of tax benefit primarily from the settlement of tax audits and expiration of the statutes of limitations in the United Kingdom, Hungary, Spain, the United States, South Africa, France, the Netherlands, and various state and local jurisdictions, of which $95 million is primarily from the settlement of audits and discussions with the tax authorities, and $8 million is from the expiration of statutes of limitations.

•	$43 million of tax expense related to a Belgian litigation proceeding that is expected to result in additional income tax expense. (See Note 11 – Contingencies and Commitments)

•	$25 million of tax expense to establish a valuation allowance on net operating losses and other deferred tax assets in Belgium.

•	$20 million of tax benefit from the release of a valuation allowance on the deferred tax assets of the corporation’s Brazilian subsidiaries.

•	$19 million of tax benefit, of which $18 million is associated with a change in estimated 2009 foreign taxes paid or accrued.

•

$7 million of tax expense related to deferred tax adjustments, of which $3 million related to a change in the law on the deductibility of benefits reimbursed under the Medicare Part D retiree prescription drug program.

The corporation’s 2010 estimated annual effective tax rate increased from 25.7% to 39.1% primarily due to a one-time tax charge of $118 million related to current year foreign earnings that are no longer indefinitely reinvested. This tax charge is in connection with the company’s third quarter decision, announced February 16, 2010, to no longer reinvest overseas earnings primarily attributable to existing overseas cash and the book value of the household and body care businesses. This tax charge increased the estimated annual effective tax rate by approximately 14%. The portion of this tax charge recognized in the first nine months of 2010 is $102 million. A similar charge is also included in discontinued operations. The corporation anticipates a tax charge on unremitted earnings of approximately $30 million in the fourth quarter related to both continuing and discontinued operations. Any future gains that may be recognized on the sale of the household and body care businesses will result in an additional tax charge in discontinued operations on the deemed repatriation of such gains.

The 2010 estimated annual effective tax rate also includes $18 million of non-recurring tax benefits related to the utilization of United Kingdom net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the first nine months of 2010 is $16 million

In the first nine months of 2009, the corporation recognized tax expense of $116 million on pretax income of $400 million, or an effective tax rate of 28.9%. The tax expense and related effective tax rate on continuing operations were determined by applying a 26.9% estimated annual effective tax rate to pretax earnings and then recognizing $8 million of discrete tax expense. The discrete tax items relate to the following:

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

The corporation’s 2009 estimated annual effective tax rate of 26.9% includes a charge of $53 million related to the expected repatriation of a portion of 2009 foreign earnings. This charge increases the estimated annual effective tax rate by approximately 10%. The corporation’s 2009 estimated annual effective tax rate also includes a $29 million non-recurring tax benefit from foreign exchange gains. This benefit decreases the estimated annual effective tax rate by approximately 5%. A significant portion of this non-recurring tax benefit should have been reflected in prior quarters of 2009. Management believes this error is immaterial to the quarterly financial statements.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the first nine months of 2010 was $520 million, an increase of $236 million over the comparable period of the prior year, due to a $339 million increase in operating income and a $5 million reduction in net interest expense partially offset by a $108 million increase in income tax expense.

Diluted EPS from continuing operations increased from $0.40 in the first nine months of 2009 to $0.75 in the first nine months of 2010. Diluted EPS were favorably impacted by lower average shares outstanding during the first nine months of 2010 than during the first nine months of 2009. The lower average shares are due to the corporation’s ongoing share repurchase program.

Discontinued Operations Attributable to Sara Lee

Net sales reported by discontinued operations were $1,611 million in the first nine months of 2010, up 7.9% compared to the $1,493 million of net sales in the prior year. On a constant currency basis, net sales were up 3.9% primarily driven by growth in body care, shoe care and insecticides. Pre-tax income increased to $197 million from $154 million, driven by the higher sales, continuous improvement savings and favorable foreign exchange impacts partially offset by a $20 million increase in professional fees, a $10 million curtailment loss and higher media advertising and promotions in the current year, as well as the negative year-over-year impact of a $5 million nonrecurring curtailment gain in the prior year related to retiree benefit plans. Pre-tax income was also favorably impacted by approximately $21 million of lower depreciation and amortization expense versus the prior year related to assets which are now classified as held for sale and as such are no longer subject to depreciation and amortization beginning in the second quarter of 2010 under the accounting rules.

The net loss from discontinued operations was $207 million in the first nine months of 2010 as compared to net income of $94 million in the first nine months of 2009. The significantly higher tax expense in 2010 is due to a $416 million charge related to the tax on unremitted earnings partially offset by a tax benefit in 2010 due to the expected utilization of tax loss carryforwards and capital loss carryforwards precipitated by the anticipated sale of the household and body care businesses. The results of discontinued operations in the first nine months of 2010 and 2009 are related to the international household and body care businesses and represents a full nine months of results in each period.

Net Income and Diluted Earnings per Share (EPS) Attributable to Sara Lee

In the first nine months of 2010, the corporation reported net income attributable to Sara Lee of $319 million versus $378 million in the comparable period of the prior year. The $59 million decrease in net income was due to the $295 million decrease in income related to discontinuing operations due to a $416 million tax charge related to the tax on unremitted earnings partially offset by a $236 million increase in income from continuing operations. Diluted EPS decreased from $0.54 per share in the first nine months of 2009 to $0.46 per share in the first nine months of 2010. Diluted EPS were impacted by lower average shares outstanding during the first nine months of 2010 than during the first nine months of 2009. The lower average shares are due to the corporation’s ongoing share repurchase program.

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

Net sales by business segment for the third quarter and first nine months of 2010 and 2009 are as follows:

	Net Sales
	Quarter ended		Nine Months ended
(In millions)	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
North American Retail	$672	$646	$2,076	$2,072
North American Fresh Bakery	501	530	1,541	1,640
North American Foodservice	427	487	1,413	1,638
International Beverage	799	741	2,417	2,295
International Bakery	186	179	601	607

Total business segments	2,585	2,583	8,048	8,252
Intersegment sales	(7)	(8)	(24)	(27)

Net sales	$2,578	$2,575	$8,024	$8,225

Income from continuing operations before income taxes for the third quarter and first nine months of 2010 and 2009 are as follows:

	Income from Continuing Operations before Income Taxes
	Quarter ended		Nine Months ended
(In millions)	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
North American Retail	$101	$64	$303	$192
North American Fresh Bakery	6	2	36	3
North American Foodservice	26	25	109	2
International Beverage	173	131	468	381
International Bakery	(1)	11	4	7

Total operating segment income	305	233	920	585
Amortization of intangibles	(12)	(12)	(35)	(35)
General corporate expenses:
Other	(58)	(33)	(177)	(165)
Mark-to-market derivative gains/(losses)	(7)	19	(6)	(39)
Contingent sale proceeds	—	—	133	150

Total operating income	228	207	835	496
Net interest expense	(30)	(35)	(91)	(96)

Income from continuing operations before income taxes	$198	$172	$744	$400

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

Third Quarter 2010

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
North American Retail	(4.0)%		8.1%		0.0%		0.0%		4.1%
North American Fresh Bakery	(2.5)		(3.0)		0.0		0.0		(5.5)
North American Foodservice	(13.7)		7.4		(6.4)		0.3		(12.4)
International Beverage	(1.9)		(1.4)		0.0		11.1		7.8
International Bakery	(0.9)		(4.1)		0.0		9.0		4.0

Total Continuing Business	(4.5)%		2.0%		(1.3)%		3.9%		0.1%

First Nine Months 2010

Net Sales Changes	Unit Volumes	+	Price/ Mix/Other	+	Acquisitions/ Divestitures	+	Foreign Exchange	=	Net Sales Change
North American Retail	(4.7)%		4.9%		0.0%		0.0%		0.2%
North American Fresh Bakery	(3.0)		(3.1)		0.0		0.0		(6.1)
North American Foodservice	(7.1)		1.4		(8.2)		0.2		(13.7)
International Beverage	1.0		(1.7)		0.5		5.5		5.3
International Bakery	(2.4)		(3.6)		0.0		5.1		(0.9)

Total Continuing Business	(3.1)%		0.3%		(1.5)%		1.9%		(2.4)%

The following tables summarize the net sales and operating segment income for each of the business segments for 2010 and 2009 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter ended				Nine Months ended
(In millions)	Mar. 27, 2010	Mar. 28, 2009	Change	Percent Change	Mar. 27, 2010	Mar. 28, 2009	Change	Percent Change

Net Sales	$672	$646	$26	4.1%	$2,076	$2,072	$4	0.2%

Operating segment income	$101	$64	$37	60.0%	$303	$192	$111	58.4%

Increase/(decrease) in operating segment income from
Exit activities, asset and business dispositions	$—	$—	$—		$(3)	$1	$(4)
Curtailment gain	7	—	7		7	—	7

Total	$7	$—	$7		$4	$1	$3

Gross margin %	35.0%	30.2%		4.8%	34.5%	28.5%		6.0%

Third quarter –

Net sales increased by $26 million, or 4.1%, as an improved sales mix driven by innovative new products offset a decline in unit volumes, due to the continuing exit of the lower margin commodity hog business and the exit of the kosher meat business in the third quarter of the prior year. Pricing actions, net of trade promotions, decreased net sales by approximately 3%. The overall unit volume decline of 4.0% was due in part to the continuing exit of the commodity hog business and the exit of the kosher meat business. Unit volumes, excluding the planned exit from the commodity meat and kosher meat businesses, increased 8.6% due to higher volumes for breakfast sandwiches, breakfast sausages, sliced deli meats and smoked sausages partially offset by a decline in frozen bakery products.

Operating segment income increased by $37 million, or 60.0%, due to a $7 million pension curtailment gain, lower commodity costs, savings from continuous improvement programs and improved sales mix partially offset by the impact of increased trade promotions, lower unit volumes, and higher MAP spending.

First Nine months –

Net sales increased by $4 million, or 0.2%. Sales increased as a result of an improved sales mix driven in part by the sale of innovative new products in the breakfast, hot dog and lunchmeat categories partially offset by the continuing exit of the lower margin commodity hog business and the impact of the exit of the kosher meat business in the third quarter of the prior year. Pricing actions, net of trade promotions decreased net sales by 1%. The overall unit volume decline of 4.7% was due to the continuing exit of the commodity hog business and the exit of the kosher meat business. Unit volumes, excluding the planned exit from the commodity meat and kosher meat businesses, increased 3.0% due to higher volumes for breakfast sandwiches and breakfast sausages, which more than offset volume declines for frozen bakery products.

Operating segment income increased by $111 million, or 58.4%. A pension curtailment gain, net of the negative impact of the change in exit activities, asset and business dispositions increased operating segment income by $3 million, or 1.7%. The remaining increase in operating segment income of $108 million, or 56.7%, was due to lower commodity costs, an improved sales mix, and savings from continuous improvement programs, which were partially offset by lower unit volumes, increased trade promotions and higher MAP spending.

North American Fresh Bakery

	Quarter ended				Nine Months ended
(In millions)	Mar. 27, 2010	Mar. 28, 2009	Change	Percent Change	Mar. 27, 2010	Mar. 28, 2009	Change	Percent Change

Net Sales	$501	$530	$(29)	(5.5)%	$1,541	$1,640	$(99)	(6.1)%

Operating segment income (loss)	$6	$2	$4	NM %	$36	$3	$33	NM %

Increase/(decrease) in operating segment income from:
Exit activities, asset and business dispositions	$—	$—	$—		$(1)	$—	$(1)
Curtailment gain	3	—	3		3	—	3
Accelerate charges	(2)	—	(2)		(2)	—	(2)
Pension partial withdrawal liability charge	—	(1)	1		(7)	(31)	24

Total	$1	$(1)	$2		$(7)	$(31)	$24

Gross margin %	47.0%	45.6%		1.4%	47.2%	44.9%		2.3%

Third quarter –

Net sales decreased by $29 million, or 5.5%. The decrease in net sales was due to price reductions, in response to lower commodity costs and competitive pressure, which decreased net sales by approximately 4%; a decline in unit volumes; partially offset by a favorable sales mix due to a shift to branded products. Unit volumes decreased 2.5% due to lower unit volumes for unbranded fresh bakery products partially offset by an increase in branded bakery volumes. The lower unbranded unit volumes were due to competitive pressures and the continuing weak economic conditions. The higher branded volumes were due to new product introductions and the impact of pricing actions.

Operating segment income increased by $4 million. The change in a pension curtailment gain, pension partial withdrawal liability charges and Accelerate charges increased operating segment income by $2 million. The remaining increase in operating segment income of $2 million, or 78.1%, was due to the favorable impact of lower costs for key ingredients net of pricing actions, savings from continuous improvement programs and lower SG&A costs driven by lower fuel costs and sales commissions, partially offset by lower volumes, and higher MAP spending.

First Nine months –

Net sales decreased by $99 million, or 6.1% due to a decline in unit volumes; price reductions, in response to lower commodity costs and competitive pressure, which decreased net sales by approximately 3%; and an unfavorable sales mix due to a shift to non-branded products. Unit volumes decreased 3.0% due to lower unit volumes for branded and unbranded fresh bakery products. The lower volumes were due to increased competitive pressure and continuing weak economic conditions.

Operating segment income increased by $33 million. The change in pension partial withdrawal liability charges, curtailment gain, Accelerate charges and exit activities, asset and business dispositions increased operating segment income by $24 million. The remaining increase in operating segment income of $9 million, or 25.9%, was due to the favorable impact of lower costs for key ingredients net of pricing actions, savings from continuous improvement programs and lower SG&A costs driven by lower sales commissions, fuel costs, and MAP spending, partially offset by lower volumes and an unfavorable sales mix shift to lower margin non-branded products.

North American Foodservice

	Quarter Ended				Nine Months Ended
(In millions)	Mar. 27, 2010	Mar. 28, 2009	Change	Percent Change	Mar. 27, 2010	Mar. 28, 2009	Change	Percent Change
Net Sales	$427	$487	$(60)	(12.4)%	$1,413	$1,638	$(225)	(13.7)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(2)	$2		$—	$(2)	$2
Disposition	—	33	(33)		—	142	(142)

Total	$—	$31	$(31)		$—	$140	$(140)

Operating segment income	$26	$25	$1	3.0%	$109	$2	$107	NM %

Increase/(decrease) in operating segment income from
Exit activities, asset and business dispositions	$(8)	$(2)	$(6)		$(10)	$2	$(12)
Impairment charge	—	—	—		(13)	(107)	94
Curtailment gain	6	—	6		6	—	6
Disposition	—	3	(3)		—	11	(11)

Total	$(2)	$1	$(3)		$(17)	$(94)	$77

Gross margin %	25.9%	25.2%		0.7%	26.8%	25.3%		1.5%

Third quarter –

Net sales decreased by $60 million, or 12.4%. Business dispositions, which include the DSD beverage business, after the start of the third quarter of 2009, and changes in foreign currency exchange rates reduced net sales by $31 million, or 6.1%. The remaining net sales decrease of $29 million, or 6.3%, was due to unit volume declines for meat, bakery and beverage products partially offset by an improved sales mix. Pricing actions decreased sales by less than 1%. Overall net unit volumes declined 13.7% due to demand softness resulting from the continued weak economic conditions. The decline in meat volumes was also due to the planned exit of certain lower margin meat business. The decline in bakery volumes was due primarily to the loss of some pizza dough business, which offset increases in refrigerated dough products. Beverage volumes are down due to declines in roast and ground partially offset by improvement in coffee concentrates. However, the recent loss of some coffee concentrate business is expected to have a negative impact on the year-over-year profit comparisons in the beverage category beginning in 2011.

Operating segment income increased by $1 million. The change in curtailment gain and exit activities, asset and business dispositions had no net impact on operating segment income. Dispositions after the start of the third quarter of 2009 reduced operating segment income by $3 million. The remaining operating segment income increase of $4 million, or 16.2% was due to the favorable impact of an improved sales mix, lower commodity costs net of pricing actions, continuous improvement savings, and lower distribution and fuel costs, which were only partially offset by lower unit volumes.

First Nine months –

Net sales decreased by $225 million, or 13.7%. Business dispositions, which include the DSD beverage business and a sauces and dressings business, after the start of 2009, reduced net sales by $142 million, while the change in foreign currency exchange rates increased net sales by $2 million. The remaining net sales decrease of $85 million, or 5.7%, was due to unit volume declines for meat, bakery and beverage products and the impact of price reductions in response to a decline in commodity costs. The pricing actions decreased sales by approximately 1%. Overall net unit volumes declined 7.1% due to demand softness resulting from the continued weak economic conditions. The decline in meat volumes was also driven in part by the planned exit of certain lower margin meat business. The decline in bakery volumes was due primarily to the loss of some pizza dough business, which offset increases in refrigerated dough products. Beverage volumes are down due to declines in roast and ground partially offset by improvement in coffee concentrates. However, the recent loss of some coffee concentrate business is expected to have a negative impact on the year-over-year profit comparisons in the beverage category beginning in 2011.

Operating segment income increased by $107 million. The net impact of the change in impairment charges, pension curtailment gain and exit activities, asset and business dispositions increased operating segment income by $88 million. Dispositions after the start of 2009 reduced operating segment income by $11 million. The remaining operating segment income increase of $30 million, or 31.1%, was due to the favorable impact of lower commodity costs net of pricing actions, continuous improvement savings, and lower distribution and fuel costs, which were only partially offset by lower unit volumes.

International Beverage

	Quarter ended				Nine Months ended
(In millions)	Mar. 27, 2010	Mar. 28, 2009	Change	Percent Change	Mar. 27, 2010	Mar. 28, 2009	Change	Percent Change
Net Sales	$799	$741	$58	7.8%	$2,417	$2,295	$122	5.3%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(85)	$85		$—	$(128)	$128
Acquisition/disposition	—	—	—		12	1	11

Total	$—	$(85)	$85		$12	$(127)	$139

Operating segment income	$173	$131	$42	31.8%	$468	$381	$87	22.8%

Increase/(decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(11)	$11		$—	$(22)	$22
Exit activities, asset and business dispositions	(4)	(4)	—		(4)	(6)	2
Transformation/Accelerate charges	—	(1)	1		—	(2)	2
Curtailment gain	—	—	—		—	12	(12)
Acquisitions/dispositions	—	—	—		1	—	1

Total	$(4)	$(16)	$12		$(3)	$(18)	$15

Gross margin %	45.8%	40.5%		5.3%	42.9%	40.3%		2.6%

Third quarter–

Net sales increased by $58 million, or 7.8%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $85 million, or 11.1%. The remaining decrease in net sales of $27 million, or 3.3%, resulted from a decrease in unit volumes and lower green coffee export sales. Pricing actions, which included increased trade promotion activity, reduced net sales by less than 1%. Unit volumes decreased 1.9% due to volume declines in single serve coffee and traditional roast and ground. Retail volumes in Europe decreased due to volume declines in single serve and traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe. The volume declines in Europe were partially offset by improved volumes in Brazil. Unit volumes in the foodservice channel increased due to improved results for coffee concentrates in Europe.

Operating segment income increased by $42 million, or 31.8%. Changes in foreign currency exchange rates increased operating segment income by $11 million, or 10.2%. The net change in exit activities asset and business dispositions and transformation/Accelerate charges increased operating segment income by $1 million. The remaining operating segment income increase of $30 million, or 19.7%, was due to a decrease in commodity costs, including hedging gains, and the benefits of continuous improvement programs, partially offset by the negative impact of unit volumes declines.

First Nine months –

Net sales increased by $122 million, or 5.3%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, increased reported net sales by $128 million, or 5.5%. Acquisitions net of dispositions made after the start of 2009, increased net sales by $11 million, or 0.5%. The remaining decrease in net sales of $17 million, or 0.7%, resulted from increased trade promotions, an unfavorable shift in sales mix and lower green coffee export sales, partially offset by an increase in unit volumes. Pricing actions, which included increased trade promotion activity, reduced net sales by approximately 1%. Unit volumes increased 1.0% due to volume growth in single serve coffee, traditional roast and ground and instants partially offset by declines in coffee concentrates. Retail volumes in Europe decreased due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, which was partially offset by increases in single serve coffee volumes in France and Germany. The volume declines in Europe were offset by improved volumes in Brazil. Unit volumes in the foodservice channel decreased due to weak economic conditions in Europe.

Operating segment income increased by $87 million, or 22.8%. Changes in foreign currency exchange rates increased operating segment income by $22 million, or 6.8%. The net change in exit activities asset and business dispositions, transformation/Accelerate charges, a curtailment gain and acquisitions decreased operating segment income by $7 million, or 1.8%. The remaining operating segment income increase of $72 million, or 17.8%, was due to lower commodity costs including the impact of hedging gains, the increase in unit volumes, the benefits of continuous improvement programs, and lower MAP spending partially offset by the negative impact of pricing actions.

International Bakery

	Quarter Ended				Nine Months Ended
(In millions)	Mar. 27, 2010	Mar. 28, 2009	Change	Percent Change	Mar. 27, 2010	Mar. 28, 2009	Change	Percent Change
Net Sales	$186	$179	$7	4.0%	$601	$607	$(6)	(0.9)%

Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(16)	$16		$—	$(32)	$32

Total	$—	$(16)	$16		$—	$(32)	$32

Operating segment income (loss)	$(1)	$11	$(12)	NM %	$4	$7	$(3)	(40.4)%

Increase/(decrease) in operating segment income (loss) from
Changes in foreign currency exchange rates	$—	$(1)	$1		$—	$(1)	$1
Exit activities, asset and business dispositions	(11)	(1)	(10)		(26)	(29)	3
Transformation/Accelerate charges	1	—	1		—	(1)	1
Impairment charge	—	—	—		(4)	—	(4)

Total	$(10)	$(2)	$(8)		$(30)	$(31)	$1

Gross margin %	38.9%	37.5%		1.4%	38.6%	37.5%		1.1%

Third quarter –

Net sales increased by $7 million, or 4.0%. The impact of foreign currency changes in the European euro and Australian dollar increased reported net sales by $16 million, or 9.0%. The remaining net sales decrease of $9 million, or 5.0%, was the result of the negative impact of price reductions in response to lower commodity costs, which decreased net sales by approximately 4%, an unfavorable sales mix and lower unit volumes. Net unit volumes decreased 0.9% due to a decline in fresh bread volumes in Spain, as a result of a reduction in branded sales due in part to economic and competitive pressures partially offset by volume increases for refrigerated dough products in Europe. Unit volumes in Australia were unchanged.

Operating segment income decreased by $12 million. The net change in exit activities, asset and business dispositions, and transformation/Accelerate charges along with changes in foreign currency exchange rates decreased operating segment income by $8 million. The remaining decrease in operating segment income was $4 million, or 23.5%, as the impact of price actions, lower unit volumes and higher SG&A costs were only partially offset by continuous improvement savings and lower commodity costs.

First Nine months –

Net sales decreased by $6 million, or 0.9%. The impact of foreign currency changes in the European euro and Australian dollar increased reported net sales by $32 million, or 5.1%. The remaining net sales decrease of $38 million, or 6.0%, was the result of the negative impact of price reductions in response to lower commodity costs, which decreased net sales by approximately 4%, lower unit volumes and an unfavorable sales mix. Net unit volumes decreased 2.4% due to a decline in fresh bread volumes in Spain, as a result of a reduction in branded sales due in part to economic and competitive pressures. These volume declines were partially offset by increased volumes in Australia and increased refrigerated dough volumes in Europe.

Operating segment income decreased by $3 million, or 40.4%. The net change in foreign currency exchange rates, exit activities, asset and business dispositions, transformation/Accelerate charges, and impairment charges increased operating segment income by $1 million. The remaining operating segment income decrease of $4 million, or 9.3%, was due to the negative impact of pricing actions, lower unit volumes, and an unfavorable sales mix shift to lower margin products partially offset by lower commodity costs and continuous improvement savings.

Financial Condition

The Consolidated Statements of Cash Flows includes amounts related to discontinued operations. The discontinued operations had a significant impact on the cash flows from operating activities for the first nine months of 2010 and 2009. See Note 4 – “Discontinued Operations” for additional information regarding cash flows related to discontinued operations.

Cash from Operating Activities

The cash from operating activities generated by continuing and discontinued operations in the first nine months of 2010 and 2009 is summarized in the following table.

	Nine Months ended
(In millions)	March 27, 2010	March 28, 2009
Cash from Operating Activities:
Continuing Operations	$576	$150
Discontinued Operations	231	153

Total	$807	$303

The cash generated by operating activities in the first nine months of 2010 was $807 million, an increase of $504 million over the prior year. The increase was due in large part to the improved operating results, which were $363 million higher year-over-year, after adjusting for the gain on contingent sale proceeds and considering the non-cash charges for depreciation, amortization, impairment charges and the increase in deferred tax expense related to the deemed repatriation of foreign earnings. Cash from operations was also favorably impacted by a $135 million reduction in cash contributions to pension plans versus the prior year. The adjustment related to working capital improved from a use of $238 million in 2009 to a use of $218 million in 2010. The improvements in working capital related to accounts receivable, inventory, current assets and accounts payable due to better working capital management were partially offset by an increase in cash paid for restructuring actions and income taxes.

Cash used in Investment Activities

The cash used in investment activities was $13 million in the first nine months of 2010, which was $160 million less than the comparable period of 2009. The decrease in cash used in investment activities was due to the receipt of $61 million of cash related to derivative transactions in 2010 as compared to $140 million of cash used in derivative transactions in the prior year. The year-over-year change was due primarily to an increase in cash received on the settlement of foreign exchange derivative contracts. This increased source of cash was partially offset by a $49 million reduction in cash received from the disposition of businesses and investments; and a $17 million reduction in cash received from contingent sale proceeds in the first nine months of 2010 as a result of changes in foreign currency exchange rates. Capital expenditures for the purchases of property, equipment, software and other intangibles decreased by $10 million in 2010 from $236 million in 2009 to $226 million in 2010 due to a decrease in expenditures for software.

Cash used in Financing Activities

Net cash used in financing activities was $761 million during the first nine months of 2010, which was $232 million higher than the prior year period. The year-over-year increase in cash used was due to $500 million of share repurchases in the current year which was $397 million more than the prior year. The increased use of cash was partially offset by a $170 million reduction in the net cash used to repay short-term and long-term debt, net of new borrowings. In the first nine months of 2009, the corporation repaid $201 million of short-term and long-term debt as compared to a net repayment of $31 million during the first nine months of the current year. The cash dividends paid increased by $6 million in 2010.

Liquidity

Notes Payable/Cash and Equivalents

The balance of notes payable at March 27, 2010 of $36 million was $16 million higher than the amount reported at June 27, 2009. The corporation had cash and cash equivalents on the balance sheet at March 27, 2010 of $935 million, which was $16 million lower than the balance at June 27, 2009, due in part to the cash used to repurchase the corporation’s common stock partially offset by cash generated by operating activities.

Anticipated Business Dispositions/Use of Proceeds

As noted previously, the corporation received binding offers to sell its global body care, European detergents and air care businesses for a total of 1.595 billion euros. The corporation intends to use the proceeds from the divestiture to, among other things, repurchase stock, make additional contributions to its pension plans and invest for growth in its core businesses. In March 2010, the corporation executed an accelerated share repurchase program under which it repurchased $500 million of its common stock. The repurchase is part of a recently announced capital plan under which the company intends to repurchase $2.5 to $3.0 billion of its common stock over a three year period, with up to $1.0 to $1.3 billion to be repurchased in calendar 2010. At March 27, 2010, the corporation had a remaining authorization to repurchase $2.5 billion of common stock under its existing share repurchase program plus 13.5 million shares of common stock remain authorized for repurchase under the corporation’s prior share repurchase program. The timing and amount of future share repurchases will be based upon the completion of the corporation’s sale of its household and body care businesses, market conditions and other factors. The corporation expects to maintain and gradually increase its current annualized dividend of $0.44 per share after the disposition of the household and body care businesses.

Credit Facility and Credit Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. At March 27, 2010, the corporation did not have any borrowings outstanding under the credit facility and the facility does not mature or terminate upon a credit rating downgrade.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of March 27, 2010, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
FitchRatings	BBB	F-2	Stable

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

Debt

The corporation’s total long-term debt decreased $50 million in the first nine months of 2010, from $2,784 million at June 27, 2009, to $2,734 million at March 27, 2010, as a result of the repayment of approximately $30 million of maturing long-term debt during the first nine months of 2010 and the impact of changes in foreign currency exchange rates.

The corporation’s total long-term debt is due to be repaid as follows: $5 million in the remainder of 2010; $398 million in 2011; $1,165 million in 2012; $530 million in 2013; $25 million in 2014; $72 million in 2015; and $539 million thereafter. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

On March 30, 2010, which was subsequent to the end of the third quarter, a subsidiary of the corporation issued 300 million of euro denominated debt, which is scheduled to mature in March 2012. The notes were issued at a fixed rate of 2.25% but have effectively been converted into variable rate debt using interest rate swap instruments. The proceeds were used to retire 285 million euro of debt that was scheduled to mature in 2011.

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

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 70.0% fixed-rate debt as of March 27, 2010, as compared with 70.1% as of June 27, 2009. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Covenants

The corporation’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the corporation is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income attributable to Sara Lee plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended March 27, 2010, the corporation’s interest coverage ratio was 8.5 to 1.0.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $26 million in the remainder of 2010; $76 million in 2011; $55 million in 2012; $38 million in 2013; $26 million in 2014; $20 million in 2015; and $69 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $6 million in the remainder of 2010; $22 million in 2011; $16 million in 2012; $13 million in 2013; $12 million in 2014; $12 million in 2015; and $28 million, thereafter.

Future Contractual Obligations and Commitments

During 2007, the corporation exited a U.S. meat production plant that included a hog slaughtering operation. Certain purchase contracts for the purchase of live hogs at this facility were not exited or transferred after the closure of the facility. Under the terms of this contract, which is open through June 2012, the corporation will continue to purchase these live hogs and therefore, the corporation has entered into a hog sales contract under which these hogs will be sold to another slaughter operator. The corporation’s purchase price of these hogs is generally based on the suppliers’ production costs, which includes the price of corn products, and the corporation’s selling price for these hogs is generally based on USDA posted hog prices. Divergent movements in these indices will result in either gains or losses on these hog transactions. Expected losses from these hog purchase commitments are recognized when we determine the loss is probable of occurring.

The corporation has various funding obligations and certain contingent guaranty obligations that are outlined below.

Pension Plans

As shown in the Pension footnote to the Consolidated Financial Statements that was included in the corporation’s 2009 Annual Report on Form 10-K, the funded status of the corporation’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. The underfunded status of the plans was $466 million at the end of 2009 as compared to $321 million at the end of 2008. Further information on the corporation’s pension plans is contained in Note 8 to these Consolidated Financial Statements. As discussed in Note 8, the corporation will no longer accrue benefits under its defined benefit plans for U.S. salaried employees. The corporation anticipates recognizing total pension expense for its defined benefit plans of approximately $115 million in 2010.

In the first nine months of 2010, the corporation contributed $100 million to these defined benefit pension plans and the corporation anticipates that approximately $130 million of cash contributions will be made for the entire fiscal year as part of its normal funding requirements. However, in February 2010, the corporation announced that it intends to make an additional $200 million dollar contribution to its pension plans, which is not included in the $130 million estimate above. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2010 may be materially different from the current estimate. The Significant Accounting Policies section and Note 19 - Defined Benefit Pension Plans to the Consolidated Financial Statements, that are included in the corporation’s 2009 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

Repatriation of Foreign Earnings and Income Taxes

The corporation anticipates that it will continue to repatriate a portion of its foreign subsidiaries earnings. The projected tax expense associated with the anticipated return of the foreign earnings will be recognized as the amounts are earned. However, the corporation pays the tax liability upon completing the repatriation action.

At the end of 2009, the corporation had a deferred tax liability of approximately $12 million for future repatriation actions that had not yet been completed at the end of 2009 but will be completed in 2010. The corporation currently estimates that the tax expense of such repatriation actions associated with such 2009 earnings will be approximately $11 million.

The corporation currently estimates that the continuing operation’s tax expense for the repatriation of a portion of 2010 and prior year foreign earnings to the U.S. will be approximately $146 million, with the majority of these taxes expected to be paid after 2010. This amount includes a one-time tax charge in connection with the company’s third quarter decision to no longer reinvest overseas earnings primarily attributable to existing overseas cash and the book value of the household and body care businesses.

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

Transformation/Accelerate Liabilities

The corporation has recognized amounts for transformation, Accelerate and other restructuring charges. At March 27, 2010, the corporation had recognized cumulative liabilities of approximately $109 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

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

The material guarantees for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which is described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is approximately $14 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

In the third quarter of 2010, the corporation recognized a $15 million charge for a tax indemnification related to the corporation’s direct selling businesses that were divested in 2006.

As expected, in October 2009, the Spanish tax administration upheld the challenge made by its local field examination team against tax positions taken by the corporation’s Spanish subsidiaries. In November 2009, the corporation filed an appeal against this claim with the Spanish Tax Court. In April 2010, the Spanish Chief Inspector upheld a portion of the claim raised by the Spanish tax authorities, which the corporation will appeal. The corporation believes it is adequately reserved for the claim upheld by the Spanish Chief Inspector. However, in order to continue its appeal, the corporation anticipates obtaining a bank guarantee in 2010 for up to $135 million as security against all allegations. The corporation is disputing the challenge in further proceedings with the Spanish tax authorities.

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

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

Third quarter 2010
Interest rates	$9	$13	1 day	95%
Foreign exchange	22	23	1 day	95

Year End 2009
Interest rates	$26	$29	1 day	95%
Foreign exchange	29	43	1 day	95

Interest rate value at risk decreased over 2009 due to the general decrease in short term rate volatilities as the financial markets have continued to stabilize over the course of 2010. Decreases in foreign exchange value at risk amounts in 2010 were primarily due to decreased levels of volatilities in exchange rates between the U.S. dollar and the euro and pound sterling.

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the third quarter of 2010 and the end of 2009, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $4 million and $13 million, respectively.

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

Forward-Looking Information

This document contains certain forward-looking statements, including the anticipated costs and benefits of restructuring, transformation and Project Accelerate actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments, projected capital expenditures, cash tax payments, pension settlement amounts and effective tax rates. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•

Sara Lee’s share repurchase and other capital plans, such as (i) future opportunities that the Board may determine present greater potential value to shareholders than the current capital plans and targets, including without limitation potential acquisitions, joint ventures or other corporate transactions, and investments in Sara Lee’s business; (ii) future operating or capital needs that require a more significant outlay of cash than currently anticipated; or (iii) future changes in facts or circumstances that may impact the anticipated accounting treatment described in our press release and other public disclosures regarding our capital plan;

•

Sara Lee’s relationship with its customers, such as (iv) a significant change in Sara Lee’s business with any of its major customers, such as Walmart, its largest customer, including changes in how such customers manage their suppliers and the level of inventory these customers maintain; and (v) credit and other business risks associated with customers operating in a highly competitive retail environment;

•

The consumer marketplace, such as (vi) significant competition, including advertising, promotional and price competition; (vii) changes in consumer behavior due to economic conditions, such as a shift in consumer demand toward private label; (viii) fluctuations in the cost of raw materials, Sara Lee’s ability to increase or maintain product prices in response to fluctuations in cost and the impact on Sara Lee’s profitability; (ix) the impact of various food safety issues and regulations on sales and profitability of Sara Lee products; and (x) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

•

Sara Lee’s international operations, such as (xi) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the European euro; (xii) Sara Lee’s generation of a high percentage of its revenues from businesses outside the United States and costs to remit these foreign earnings into the United States to fund Sara Lee’s domestic operations, share repurchase plans and corporate costs; (xiii) the impact on Sara Lee’s business of its receipt of binding offers to purchase a large portion of its H&BC business, its intent to divest the remainder of that business and the scope, timing and possibility of non-completion of such divestitures; and (xiv) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

•

Previous business decisions, such as (xv) Sara Lee’s ability to generate margin improvement through cost reduction and efficiency initiatives, including Project Accelerate and the outsourcing of significant portions of our financial transaction processing, global IT, and global indirect procurement activities; (xvi) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows, which could impact future impairment analyses; (xvii) credit ratings issued by the three major credit rating agencies, the impact of Sara Lee’s capital plans and targets on such credit ratings and the impact these ratings and changes in these ratings may have on Sara Lee’s cost to borrow funds, access to capital/debt markets, and ability to complete the planned share repurchase; (xviii) Sara Lee’s plan to refinance significant outstanding indebtedness in the next two years and the impact of potential changes in the credit environment; (xix) Sara Lee’s plan to repurchase a significant amount of its common stock and the impact of such repurchases on its earnings, cash flow and credit ratings; (xx) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (xxi) changes in the expense for and contingent liabilities relating to multi-employer pension plans in which Sara Lee participates.

In addition, Sara Lee’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations in markets where the corporation competes. Sara Lee undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the third quarter of 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Dec. 27, 2009 to Jan. 30, 2010	—	—	—	13,459,121	$1.0 billion
Jan. 31, 2010 to Feb. 27, 2010	—	—	—	13,459,121	$3.0 billion
Feb. 28 , 2010 to Mar. 27, 2010	36,416,606	13.73	36,416,606	13,459,121	$2.5 billion

Total	36,416,606	13.73	36,416,606	13,459,121	$2.5 billion

(1)	Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of March 27, 2010, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 its Board of Directors had increased this repurchase program by $2.0 billion shares (for a total authorization of $3.0 billion shares). As of March 27, 2010, $500 million of shares have been repurchased under this program. There is no expiration date for either program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Severance Plans for Corporate Officers, as amended

10.2	Letter agreement dated March 1, 2001 between Sara Lee Corporation and Goldman, Sachs & Co. with respect to an accelerated share repurchase transaction; amendment to the letter agreement

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Sara Lee Corporation Quarterly Report on Form 10-Q for the quarter ended March 27, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Common Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements, tagged in block text; and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

	By:	/s/ Mark A. Garvey
Mark A. Garvey
Senior Vice President, Global Business Services and Corporate Controller

DATE: May 6, 2010