Form 10-K
period 2010-07-03
Sara Lee Corp
filed 2010-08-27
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 24, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8.5 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).

On August 7, 2010, the registrant had outstanding 662,223,675 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended July 3, 2010 are incorporated by reference into Parts I, II and IV of this Form 10-K, and are filed as Exhibit 13. Portions of the registrant’s Proxy Statement for its 2010 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Corporate Information

Sara Lee Corporation (“Sara Lee,” “we,” “our” or the “Company”) is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world focused primarily on the meats, bakery and beverage categories. Our major brands include Ball Park, Douwe Egberts, Hillshire Farm, Jimmy Dean, Senseo and our namesake, Sara Lee. The Company was organized in Baltimore, Maryland in 1939 as the C.D. Kenny Company and adopted its current name in 1985. Sara Lee’s principal executive offices are 3500 Lacey Road, Downers Grove, Illinois 60515-5424, and our telephone number is (630) 598-6000.

Sara Lee’s operations are organized around five business segments—North American Retail, North American Fresh Bakery, North American Foodservice, International Beverage and International Bakery. Results of operations for all periods are presented based upon this reporting structure.

During fiscal 2010, Sara Lee made substantial progress toward divesting its International Household and Body Care businesses. We announced and closed transactions for the divestiture of our air care business to Procter & Gamble for €320 million (closed in early fiscal 2011) and our Indian insecticides joint venture to Godrej for €185 million. We continue to work on the announced divestiture of the global body care business to Unilever for €1.275 billion and on the announced divestiture of the non-Indian insecticides business to SC Johnson for €153.5 million. Both proposed transactions are expected to close in calendar year 2010, and are subject to customary closing conditions and regulatory clearances. Sara Lee is confident it will be able to successfully divest the remaining household businesses, primarily its global shoe care and Asian cleaning businesses, based on interest from various parties. Approximately 34% of Sara Lee’s cash flow from operations in fiscal 2010 was generated by the Household and Body Care business. Results of operations for Sara Lee’s International Household and Body Care business are reported as a discontinued operation for fiscal 2010 and for all prior periods presented.

In February 2010, Sara Lee announced a revised capital plan that focuses on share repurchase, dividend pay-out and the funded status of the company’s pension plans, and also stated that it intends to maintain a solid investment grade credit profile. As part of this capital plan, the company plans to buy back $2.5 billion to $3 billion of shares of its common stock over a three-year period. Sara Lee plans to repurchase $1.0 to $1.5 billion of shares in fiscal 2011, of which $500 to $800 million are expected to be repurchased in the remainder of calendar year 2010. Through a $500 million accelerated share repurchase program announced in March 2010, Sara Lee bought back approximately 36 million shares of common stock. In addition, Sara Lee’s Board of Directors has stated that it intends to maintain and gradually increase the corporation’s current $0.44 per share annual dividend. Sara Lee also continues to evaluate the best opportunities for value creation and investment of cash, including potential acquisitions or other investments in the company’s growth.

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

The primary raw materials for the segment’s products include pork, turkey, beef and chicken, which are purchased almost entirely from third party suppliers and independent farmers. Sara Lee does not rely on any one or small group of suppliers for these raw materials, and prices fluctuate based on supply and demand in the marketplace.

The meats business is highly competitive, with an emphasis on product quality, innovation and value. New product innovations are a key component to success. The North American Retail segment competes with other international, national, regional and local companies in each of the product groups.

North American Retail’s business accounted for 26.0%, 25.3% and 23.8% of Sara Lee’s consolidated sales during fiscal years 2010, 2009 and 2008, respectively, on a continuing operations basis.

North American Fresh Bakery

North American Fresh Bakery sells a wide variety of fresh bakery products and specialty items to retail and institutional customers in North America. Products include bread, buns, bagels, rolls, muffins, specialty bread and cakes. Significant brands include Sara Lee, Earth Grains, Colonial, Rainbo, Holsum, IronKids, Mother’s, Sunbeam, Sun-Maid, San Luis Sourdough and Heiner’s. Certain brands are used under licensing arrangements; however, sales of products sold under licensing arrangements represent less than 10% of total North American Fresh Bakery sales.

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

North American Fresh Bakery’s primary raw materials include wheat flour, gluten, yeast, corn syrup, cooking oils, sugar, butter, fruit and eggs, which are purchased from independent suppliers. Sara Lee does not rely on any one or small group of suppliers for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports.

The bakery business is highly competitive, with an emphasis on product quality and freshness, service, innovation and value. The North American Fresh Bakery segment competes with other international, national, regional and local companies in each of the product groups and markets.

North American Fresh Bakery’s business accounted for 19.7%, 20.2% and 18.4% of Sara Lee’s consolidated sales during fiscal years 2010, 2009 and 2008, respectively, on a continuing operations basis.

North American Foodservice

North American Foodservice sells a variety of meat, bakery and beverage products to foodservice customers in North America. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, smoked and dinner sausages, premium deli and luncheon meats, bacon, ham, beef, turkey, bread, pastries, bagels, rolls, muffins, frozen dough, frozen pies, cakes, cheesecakes, roast and ground and liquid coffee, cappuccinos, lattes and hot and iced teas. In addition, the segment sells private label refrigerated dough products to certain retail customers in North America.

During fiscal 2010, virtually all of the segment’s sales were generated in the U.S. Sales are made in the foodservice channel to distributors, restaurants, hospitals and other large institutions and, in the retail channel, private label refrigerated dough products are sold to grocery stores and mass merchandisers. Unit volumes in the North American Foodservice segment are generally a function of consumer eating patterns outside of the home.

The primary raw materials for North American Foodservice’s products include pork, turkey, beef, chicken, wheat flour, sugar, corn syrup, cooking oils, butter, fruit, eggs and green coffee beans, which are purchased from independent suppliers and farmers. The North American Foodservice segment does not rely on any one or small group of suppliers for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports.

The North American Foodservice segment competes with other international, national, regional and local companies in each of its product categories.

North American Foodservice’s business accounted for 17.3%, 19.2% and 19.9% of Sara Lee’s consolidated sales during fiscal years 2010, 2009 and 2008, respectively, on a continuing operations basis.

International Beverage

International Beverage sells coffee and tea products in various markets around the world, including Europe, Australia and Brazil. In Europe, some of the more prominent brands are Douwe Egberts, Senseo, Maison du Café, Marcilla, Merrild and Pickwick. In South America, significant brands include Café Caboclo, Café Pilão and Café do Ponto.

In fiscal 2010, 76.6% of the segment’s sales were generated in Western and Central Europe, 16.4% in Brazil and 6.8% in Asia/Pacific, with the remainder of sales generated from other jurisdictions. Sales are made in both the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to distributors. The International Beverage segment also offers direct delivery to restaurants and warehouses through its direct delivery system.

The beverage business is highly competitive, with an emphasis on quality and value, and the International Beverage segment competes with other international, national and regional companies. Consumer preferences as to the blend or flavor and convenience of purchases continue to change, with differing preferences around the world.

The most significant cost item in the production of coffee products is the price of green coffee beans, which are purchased from farmers and coffee bean vendors in various countries around the world. The price of green coffee fluctuates based upon supply and demand, weather, the political climate in the producing nations, unilateral pricing policies of various nations and speculation in the commodities markets. We purchase green coffee in U.S. dollars and sell the finished products in Euros and various other currencies.

Sara Lee’s International Beverage business accounted for 29.7%, 28.0% and 29.4% of Sara Lee’s consolidated revenues during fiscal years 2010, 2009 and 2008, respectively, on a continuing operations basis.

International Bakery

International Bakery sells a variety of bakery and dough products to retail and foodservice customers in Europe (primarily Spain and France) and Australia. Products include a variety of bread, buns, rolls, specialty bread, refrigerated dough and frozen desserts. The major brands under which International Bakery sells its products include Bimbo, CroustiPate, Ortiz Sara Lee and BonGateaux.

During fiscal 2010, 83.3% of the segment’s sales were generated in Western Europe, while the remaining sales were generated in Australia. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to distributors and institutions. Sales generally are made through Sara Lee’s sales force and independent wholesalers. The International Bakery segment offers delivery directly to retail customer stores and warehouses through its direct store delivery system.

International Bakery’s primary raw materials include wheat flour, sugar, corn syrup, butter, fruit, eggs, milk and cooking oils, which are purchased from independent suppliers. The International Bakery segment does not rely on any one supplier or small group of suppliers for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports.

The bakery business is highly competitive, with an emphasis on product quality, innovation and value. New product innovations drive growth in this segment. The International Bakery segment competes with other international, national, regional and local companies in each of the product groups.

The International Bakery’s business accounted for 7.3%, 7.3% and 8.5% of Sara Lee’s consolidated revenues during fiscal years 2010, 2009 and 2008, respectively, on a continuing operations basis.

Discontinued Operations

Sara Lee is in the process of divesting its International Household and Body Care businesses, so the results of operations of this business are reported as a discontinued operation for fiscal 2010 and all prior periods presented.

International Household and Body Care sells products in four primary categories: body care, air care, shoe care and insecticides. Body care consists of bath and shower products, deodorants, skin care, shaving creams and toothpastes, which are sold primarily in Europe under brands such as Sanex, Duschdas, Radox, Monsavon and Zendium. Air care provides air fresheners under the Ambi Pur brand in Europe, Australia and New Zealand, Africa and certain Asian countries. Shoe care includes polishes, cleaners, wax and insoles sold primarily under the Kiwi brand in many countries around the world. Insecticides are sold primarily in Europe and Asia under brands such as Vapona, Catch, GoodKnight, Bloom and Ridsect.

In fiscal 2010, 66% of the business’s sales were generated in Europe, 24% in the Asia/Pacific region, 5% in Africa and 5% in the Americas.

The International Household and Body Care business is highly competitive, with an emphasis on innovation, quality and value. Sara Lee competes with other international, national and regional companies.

Customers

Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more business segments. Wal-Mart Stores, Inc. was Sara Lee’s largest customer in fiscal 2010, accounting for $1.6 billion, or 15.1% of Sara Lee’s consolidated revenues. Each of our business segments sell to this customer, except International Bakery. Of our total sales to this customer, $998 million was generated by the North American Retail business and $508 million was generated by the North American Fresh Bakery business. Although no other single customer accounts for 10% or more of Sara Lee’s consolidated revenues, the loss of one of our major mass retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

Intellectual Property

Sara Lee is the owner of approximately 25,000 active trademark registrations and applications in countries around the world and believes that, as it continues to build brands across the globe, its trademarks are among its most valuable assets. Once Sara Lee’s divestiture of its International Household and Body Care business is complete, the number of active trademark registrations and applications will be approximately 10,000. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. Sara Lee believes that its core brands are covered by trademark registrations in most countries of the world in which Sara Lee does business, and Sara Lee has an active program designed to ensure that its marks and other intellectual property rights are registered, renewed, protected and maintained. Some of Sara Lee’s products are sold under brands that have been licensed from third parties. Sara Lee also owns a number of valuable patents. In addition, Sara Lee owns numerous copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality

Generally, seasonal changes in demand for certain Sara Lee products are offset by Sara Lee’s diverse product offerings. Seasonality in the North American Retail segment is balanced by the diverse offering of products that tends to offset seasonal changes in demand. For example, sales of grilling items, such as hot dogs and smoked sausage, increase during the summer months, and cocktail links, frozen pies and breakfast sausage sales increase during the winter holiday periods. Seasonality in the North American Fresh Bakery segment is driven by higher sales of buns and rolls in the summer grilling season. Sales of dough products and pies in the International Bakery business are higher in the winter months. Seasonality in the North American Foodservice segment is balanced by a diverse offering of products to meet the consumer’s seasonal eating patterns. Sales of beverage products, pies and refrigerated dough products are higher in the second quarter due to higher consumer consumption in the winter months and around key holidays. The International Household and Body Care business experiences higher sales in the second half of the fiscal year, as sales of insecticides increase in anticipation of the warmer summer months.

In total during fiscal 2010, 23.9% of Sara Lee’s consolidated net sales from continuing operations were recognized in the first quarter, 26.5% in the second quarter, 23.9% in the third quarter and 25.7% in the fourth quarter.

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

Employees

At the end of fiscal year 2010, Sara Lee employed approximately 33,400 employees worldwide in its continuing operations.

Executive Officers of Sara Lee

Set forth below is certain information with respect to the current executive officers of Sara Lee. There are no family relationships between any of the executive officers listed below or between any of our executive officers and any of our directors.

Stephen J. Cerrone, Age 51. Executive Vice President, Human Resources of Sara Lee Corporation since January 2007. Prior to joining Sara Lee, Mr. Cerrone served as Executive Vice President, Human Resources of JPMorganChase Corporation (financial services) from 2004 to 2007, and Executive Vice President, Human Resources of BankOne Corporation from 2003 until it merged with JPMorganChase in 2004. Prior to that, he was employed by Burger King Corporation (restaurant chain) from 1989 to 2004, most recently serving as its Executive Vice President, Worldwide Human Resources from 1999 to 2003, and as Vice President, Human Resources, Burger King Europe/Middle East/Africa from 1997 to 1999.

Christopher J. (CJ) Fraleigh, Age 46. Executive Vice President of Sara Lee Corporation since January 2007 and Chief Executive Officer, Sara Lee North American Retail and Foodservice since 2008. He also is a member of the Office of the Chairman, which was formed in May 2010 when Sara Lee’s then Chairman and Chief Executive Officer took a medical leave of absence. Mr. Fraleigh served as Chief Operating Officer, Sara Lee North America from November 2007 to 2008, Chief Executive Officer of Sara Lee Food & Beverage from January 2005 to November 2007, and as Senior Vice President of Sara Lee from January 2005 to January 2007. Prior to joining Sara Lee, Mr. Fraleigh was employed by General Motors Corporation (automobile manufacturer) as general manager of its GMC-Buick-Pontiac division during 2004 and as Executive Director of Advertising and Corporate Marketing from 2001 to 2004. He previously served as Vice President, Colas for PepsiCo, Inc. (food and beverage manufacturer) from 1999 to 2001. Mr. Fraleigh serves as a director of Darden Restaurants, Inc.

Mark A. Garvey, Age 46. Interim Chief Financial Officer of Sara Lee Corporation since May 2010, Corporation Controller of Sara Lee Corporation since February 2010, and Vice President of Sara Lee Corporation since October 2002. Mr. Garvey also has served as Interim Chief Financial Officer from May 2009 to October 2009, and as Senior Vice President, Finance since January 2009. Since joining Sara Lee in 1995, he has served in various positions of increasing responsibility including Chief Financial Officer of Sara Lee North America from 2008 to January 2009; Chief Financial Officer of Sara Lee International from 2006 to 2008; Senior Vice President, Internal Audit from 2005 to 2006; Vice President, Internal Audit from 2001 to 2005; and Executive Director, Corporate Development from 1999 to 2001.

B. Thomas Hansson, Age 50. Senior Vice President, Strategy and Corporate Development of Sara Lee Corporation since January 2007. Prior to joining Sara Lee, Mr. Hansson was employed by Booz Allen Hamilton (consulting firm) from 1987 to January 2007. Mr. Hansson was elected a partner of Booz Allen Hamilton in 1995 and he was based in London from 1987 to 1997 and in Los Angeles from 1997 until he joined Sara Lee.

Brett J. Hart, Age 41. Executive Vice President, General Counsel and Corporate Secretary of Sara Lee Corporation since June 2009; Vice President of Sara Lee Corporation since January 2006; Senior Vice President, Deputy General Counsel and Global Business Practices Officer from March 2005 to June 2009; Assistant General Counsel from October 2003 to March 2005. From June 2004 to June 2005, Mr. Hart also served as Acting Chief Counsel, Sara Lee Bakery Group. Prior to joining Sara Lee, Mr. Hart was a partner in the litigation department of the law firm of Sonnenschein Nath & Rosenthal from 2000 to 2003 and served as Special Assistant to the General Counsel of the U.S. Department of the Treasury from 1997 to 1999.

Vincent H.A.M. Janssen, Age 57. Executive Vice President of Sara Lee Corporation since August 2007 and Chief Executive Officer, International Household and Body Care since 2003. Mr. Janssen joined Sara Lee in 1992 as Director of Marketing and Sales for Douwe Egberts, the Netherlands. Since that time, he has held positions of increasing responsibility, including president of Douwe Egberts, the Netherlands, and Regional Vice President of Coffee and Tea with responsibility for all coffee and tea activities in the Netherlands, the U.K., Australia and Poland as well as the worldwide out-of-home coffee systems business. He was promoted to Senior Vice President of Sara Lee in January 2004.

Frank van Oers, Age 51. Executive Vice President of Sara Lee Corporation and Chief Executive Officer, International Beverage and Bakery since August 2007. Mr. van Oers served as Chief Executive Officer of Sara Lee International’s Coffee & Tea division from July 2006 to August 2007 and was appointed a Senior Vice President of Sara Lee in August 2006. From April 2005 through July 2006, Mr. van Oers served as Chief Financial Officer of Sara Lee International and, from September 2003 to April 2005, he served as Regional Vice President and President of Douwe Egberts Coffee Systems International. Mr. van Oers joined Sara Lee in 1996 and has served in various positions of increasing responsibility, including as President of Douwe Egberts Coffee Systems Netherlands B.V. from 2000 to 2003, General Manager of Operations for Douwe Egberts Netherlands from 1999 to 2000, and Vice President of Finance, Administration and Information Technology of Douwe Egberts Netherlands from 1996 to 1999. Mr. van Oers also serves as a member of the Supervisory Board of Royal Wessanen nv.

Marcel Smits, Age 48. Interim Chief Executive Officer since May 2010 and member of the Office of the Chairman, which was formed in May 2010 when Sara Lee’s then Chairman and Chief Executive Officer took a medical leave of absence. Mr. Smits joined Sara Lee in October 2009 as Executive Vice President, Chief Financial Officer. Before joining Sara Lee, he served as Chief Financial Officer and member of the board of management of Koninklijke KPN NV (Dutch telecommunications company) from 2004 to 2009, and as Chief Financial Officer and member of the board of management of Vendex KBB (now known as Maxeda), a Dutch retail group, from 1999 to 2004. Prior to that, he held various financial and management positions in Europe, South America and Asia with Unilever N.V. from 1986 to 1999.

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

A copy of Sara Lee’s Corporate Governance Guidelines, Global Business Standards, or the charter of Sara Lee’s Audit, Compensation and Employee Benefits, or Corporate Governance, Nominating and Policy Committees will be sent to any stockholder without charge upon written request addressed to Sara Lee Corporation, Attn: Investor Relations Department, at 3500 Lacey Road, Downers Grove, Illinois, 60515-5424 or by calling (630) 598-8100.

Throughout this Annual Report on Form 10-K and as permitted by the SEC, Sara Lee “incorporates by reference” certain information from parts of other documents filed or to be filed with the SEC, including Sara Lee’s 2010 Annual Report to Stockholders and Sara Lee’s 2010 Proxy Statement. Readers of this Annual Report on Form 10-K are encouraged to read the information referenced in such other documents. Portions of Sara Lee’s 2010 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K, and full copies of Sara Lee’s 2010 Annual Report to Stockholders and 2010 Proxy Statement will be available, on or about September 14, 2010, on Sara Lee’s Web site, www.saralee.com, under “Investor Relations—Financial/SEC Information.”

Financial Information About Industry Segments

For financial reporting purposes, Sara Lee’s businesses are divided into five business segments: North American Retail, North American Fresh Bakery, North American Foodservice, International Beverage and International Bakery. A former business segment, International Household and Body Care, is reported as a discontinued operation. Financial information about Sara Lee’s business segments is incorporated herein by reference to Note 19, “Business Segment Information,” to the Consolidated Financial Statements contained in Sara Lee’s 2010 Annual Report to Stockholders.

Financial Information About Foreign and Domestic Operations and Export Sales

Sara Lee’s foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee’s principal foreign subsidiary is Sara Lee International, B.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands (“Sara Lee International”). Sara Lee International has responsibility for managing Sara Lee’s International Beverage and International Bakery business segments and the discontinued International Household and Body Care business. International Household and Body Care’s operations are conducted by subsidiaries in over forty countries. The financial information about Sara Lee’s foreign and domestic operations in Note 20, “Geographic Area Information,” to the Consolidated Financial Statements contained in the Company’s 2010 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Sara Lee of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2010 Annual Report to Stockholders is incorporated herein by reference.

Item 1A. Risk Factors

This Annual Report on Form 10-K, including the information incorporated herein by reference, contains certain forward-looking statements including the anticipated costs and benefits of restructuring actions, Sara Lee’s ability to complete and timetable for completing the divestiture of its International and Household and Body Care business, Sara Lee’s access to credit markets and the corporation’s credit ratings, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events, and are inherently uncertain. Readers should recognize that actual results may differ from those expressed or implied in the forward-looking statements. The risk factors described below could have a material impact on Sara Lee’s business.

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

Our businesses use many different types of commodities and inputs, including beef, pork, coffee, wheat, corn, corn syrup, soybean and corn oils, butter, sugar and energy. The prices of commodities we use are subject to volatility due to factors beyond our control, such as commodity market fluctuations, the availability of supply, weather, currency fluctuations, trade agreements among producing and consuming nations, consumer demand and changes in governmental agricultural programs. We experienced significant increases in the prices of our commodities and other inputs in fiscal 2009 and, although commodity prices moderated in fiscal 2010, we expect to experience significant price inflation and volatility in the prices of these commodities and other inputs in fiscal 2011. Commodity price increases directly impact our business by increasing the costs of raw materials used to make our products and the costs to manufacture, package and ship our products. Decreases in commodity prices indirectly impact our business by creating pressure to decrease our prices. We use commodity financial derivative instruments and forward purchase contracts to hedge some of our commodity price exposure, consistent with our overall risk management program. Over time, if commodity costs increase, our operating costs will increase despite our commodity hedging program. Additionally, if we are not able to increase our product prices to sufficiently offset increased raw material costs, as a result of consumer sensitivity to pricing or otherwise, or if unit volume sales are significantly reduced due to price increases, it could have a material negative impact on our profitability. Conversely, if we are not able to maintain the prices of our products as commodity costs decrease, or if unit volume sales are significantly reduced due to our failure to decrease prices, it could have a material negative impact on our profitability.

We must leverage our brand value propositions to compete against private label products and maintain profitability during economic downturns.

In many product categories, we compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices. Consumers’ willingness to purchase our products will depend upon our ability to maintain consumer perception that our products are of a higher quality and provide greater value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. Furthermore, in periods of economic uncertainty, consumers tend to purchase more lower-priced private label or other economy brands, or to forego certain purchases altogether. We experienced this type of shift to lower-priced brands and consumers delaying or forgoing purchases during the turbulent economy in fiscal 2009 and, to a lesser extent, in fiscal 2010. To the extent this trend continues, we could experience a reduction in the sales volume of our higher margin products, or a shift in our product mix to lower margin offerings.

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

Approximately 40% of our annual net sales, on a continuing operations basis, are generated outside the United States. Our consolidated financial statements are prepared in U.S. dollars, while our international businesses report transactions in their respective local currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances. Sara Lee is particularly affected by fluctuations in the value of the U.S. dollar relative to the Euro and, to a lesser extent, relative to the Brazilian real, British pound and Australian dollar. A three cent movement in the Euro exchange rate is expected to have an approximate one cent impact on our diluted earnings per share.

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

As of the latest measurement date in June 2010, the projected benefit obligation of Sara Lee’s defined benefit pension plans was $4.7 billion and total assets in such plans were $4.2 billion. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Sara Lee operates, the tax deductibility of amounts funded and arrangements made with the trustees of certain foreign plans. A significant increase in our pension funding requirements could require us to repatriate a greater amount of overseas earnings, which would increase our cash tax expense, and have a negative impact on our ability to invest in the business.

Sara Lee also is a participating employer in various multi-employer pension plans that provide benefits to employees of multiple employers (“MEPP”). MEPPs are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a MEPP are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in many of these MEPPs substantially exceeds the value of the assets held in trust to pay benefits. As a result of our participation in MEPPs, we could experience greater volatility in our overall pension funding obligations because our obligations may be impacted by the funded status of the plan, the plan’s investment performance, changes in participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

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

During fiscal 2010, Sara Lee made substantial progress toward divesting its International Household and Body Care businesses; however the completion of several of the announced transactions are subject to customary closing conditions and regulatory clearances. Any inability to complete the transactions already announced, due to regulatory restrictions or otherwise, or to divest the remaining International Household and Body Care businesses on terms that are favorable to us could divert management’s attention from existing core businesses, impede our ability to complete our capital plans and have an adverse impact on our financial results. In addition, we expect to recognize charges, most of which will be recognized in fiscal 2011, to eliminate stranded costs in connection with the International Household and Body Care divestitures and to expand the business process outsourcing initiative announced in fiscal 2009. If we are not able to eliminate all or most of this stranded overhead post-divestiture, it could have a continuing negative impact on our results of operations.

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

Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us—such as the recently proposed food safety legislation that would require registration fees and mandatory product testing—could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, food safety practices and procedures in the meat processing industry recently have been subject to more intense scrutiny and oversight, and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation. Increased governmental interest in advertising practices may result in regulations that could require us to change or restrict our advertising practices.

Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs, capital expenditures and other financial obligations for us. We use natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures.

Additionally, our selling practices are regulated by competition authorities in the United States and abroad. A finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could adversely affect our business.

Changes in our credit ratings may have a negative impact on our financing costs in future periods.

We have one credit facility in place and Sara Lee’s credit rating is a significant factor that determines the pricing under this credit facility. Negative changes in our credit ratings could increase our borrowing costs. In addition, our current short-term credit rating allows us to participate in a commercial paper market that has a large number of potential investors and a high degree of liquidity. We access the commercial paper market for daily funding requirements. A downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both.

If we are not able to refinance outstanding debt within the next two years, it could have an adverse impact on our cash flows and our ability to economically finance our operations.

We have approximately $1.5 billion in outstanding indebtedness that will mature by September 2012. In addition, we have a $1.85 billion five-year revolving credit facility, which supports our commercial paper borrowings and other financial instruments, that expires in December 2011. If we are unable to refinance our outstanding debt as it matures, due to market conditions or otherwise, or if we are unable to renew our revolving credit facility, our cash available for operations and our capital plans would be negatively impacted.

The global nature of our business and the resolution of tax disputes creates volatility in our effective tax rate.

As a global business, Sara Lee’s tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the timing and recognition of goodwill impairments, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. As a result of the geographic mix of our business, we need to remit a significant portion of the earnings of our foreign operations to the U.S. each year. This has resulted in higher levels of tax expense and cash taxes paid. In addition, as the divestiture of our International Household and Body Care businesses is completed, we expect that our tax rate and tax expense will increase.

In addition, significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions will be challenged and may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

We are subject to risks associated with our international operations, which could negatively affect our sales to customers in foreign countries as well as our operations and assets in such countries.

In fiscal 2010, we generated approximately 40% of our net sales and 50% of our operating segment income outside of the United States. In addition, approximately 40% of our total assets are located outside of the United States and we use non-U.S. third-party suppliers for inventory and distribution services. As a result, Sara Lee is subject to numerous risks and uncertainties relating to international sales and operations, including:

•	difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex foreign laws, treaties and regulations;

•	different regulatory structures and unexpected changes in regulatory environments, including without limitation potentially negative consequences from changes in anti-competition and tax laws;

•	earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	the imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	difficulties and costs associated with complying with U.S. laws and regulations, such as FCPA, applicable to entities with overseas operations;

•	increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	political and economic instability, including the possibility of civil unrest, and the nationalization of properties by foreign governments.

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

Sara Lee’s success depends largely on the continued availability of key personnel.

Much of Sara Lee’s future success depends on the continued availability of skilled personnel, including our senior management team and other key employees. If we are unable to attract and retain talented, highly qualified senior management and other key employees, or if we are unable to effectively provide for the succession of senior management, including our CEO, our business may be adversely affected. On August 9, 2010, Sara Lee announced that its Chairman and Chief Executive Officer, Brenda C. Barnes, would not be returning to the company, after suffering a stroke and being on medical leave since May 14, 2010. Sara Lee’s Board of Directors has initiated a global process to select a new Chief Executive Officer and is considering both internal and external candidates. There can be no assurance that the uncertainty relating to our Chief Executive Officer position will not have an adverse effect on our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Sara Lee’s corporate and North American headquarters are located in approximately 450,000 square feet of leased facilities. In addition, Sara Lee operates approximately 230 food processing and consumer product manufacturing plants, warehouses and distribution facilities that each contains more than 20,000 square feet in building area. Sara Lee or its subsidiaries own most of these facilities, and the majority of the leased facilities are subject to lease terms of less than 10 years. Management believes that Sara Lee’s facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Sara Lee’s current business operations and that the loss of any single facility would not have a material adverse effect on the operations or financial results of Sara Lee or any of its lines of business.

The following table identifies the locations of Sara Lee facilities (owned or leased), by line of business, containing more than 20,000 square feet in building area.

Continuing Operations:

North American Retail
United States facilities (13 states)	approximately 4.7 million square feet

North American Fresh Bakery
United States facilities (30 states)	approximately 7.0 million square feet

North American Foodservice
United States facilities (10 states)	approximately 2.2 million square feet

International Bakery
International facilities	approximately 1.7 million square feet

Australia	Portugal
France	Spain

International Beverage
International facilities	approximately 3.8 million square feet

Australia	Denmark	Hungary
Belgium	France	The Netherlands
Brazil	Germany	Poland
Czech Republic	Greece	Spain
Thailand

Discontinued Operations:

International Household and Body Care
United States facilities (1 state)	approximately 20,000 square feet
International facilities	approximately 3.0 million square feet

China	Malaysia	Spain
Denmark	The Netherlands	Thailand
Indonesia	Philippines	United Kingdom
Italy	Poland	Zambia
Kenya	South Africa	Zimbabwe

Item 3. Legal Proceedings

Competition Law. During the past few years, competition authorities in various European countries and the European Commission have initiated investigations into the conduct of consumer products companies. These investigations usually continue for several years and, if violations are found, may result in substantial fines. In connection with these investigations, Sara Lee’s International Household and Body Care business operating in

Europe has received requests for information, made employees available for interviews, and has been subjected to unannounced inspections by various competition authorities. Sara Lee has been imposed fines in a few instances: a €3.7 million fine imposed by the Spanish Competition Authorities in the second quarter of fiscal 2010 related to claims that the corporation engaged in inappropriate activities to indirectly increase prices of its shower gel products, and a €5.5 million fine imposed by the German cartel authorities in February 2008. However, no formal charges have been brought against Sara Lee concerning the substantive conduct that is the subject of the other investigations. Several of the ongoing investigations are described below. Our practice is to comply with all laws and regulations applicable to our business, including the antitrust laws, and to cooperate with relevant regulatory authorities.

Competition authorities in France are investigating Sara Lee’s International Household and Body Care in connection with alleged unlawful exchanges of information relating to the household product and insecticide markets. The investigation began in 2006 when the French competition authorities conducted unannounced inspections of International Household and Body Care’s offices in France. In 2008, competition authorities in The Netherlands, Spain, and Italy conducted similar unannounced inspections of Sara Lee’s International Household and Body Care offices in those countries in connection with investigations of the same nature. Sara Lee also received requests for information from the Belgian competition authority regarding unspecified behavior in Belgium and from the European Commission regarding alleged anti-competitive behavior related to detergents in Europe.

Based on currently available information, it is reasonably possible we may be subject to additional fines related to several of these investigations. We recognized a charge of €20 million in the fiscal 2010 fourth quarter, which reflects an estimate of additional fines that are probable of being imposed and brings the total amount accrued for remaining competition matters to €28 million. Except for fines previously assessed or that we have already accrued, we are unable to estimate the impact on our financial statements of additional fines, if any, that may be imposed against Sara Lee.

Environmental. Sara Lee is a party to various other pending legal proceedings and claims. Some of the proceedings and claims against Sara Lee are for alleged environmental contamination and arise under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”). CERCLA imposes liability, regardless of fault, on certain classes of parties that are considered to be potentially responsible parties for contamination at a site. Although any one party can be held responsible for all the costs of investigation and cleanup, those costs are usually allocated among parties based on a variety of factors, such as the amount of waste or other materials each contributed to the site.

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

PART II

Item 5. Market for Sara Lee’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sara Lee’s common stock is traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. The principal market in the United States for our common stock is the New York Stock Exchange (“NYSE”). As of August 7, 2010, Sara Lee had approximately 64,300 holders of record of its common stock. Information regarding market prices on the NYSE and cash dividends paid on Sara Lee’s common stock during the past two fiscal years in Note 21, “Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements contained in Sara Lee’s 2010 Annual Report to Stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the fourth quarter of fiscal 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 28, 2010 to May 1, 2010	0	—	0	13,459,121	$2.5 billion
May 2, 2010 to May 29, 2010	0	—	0	13,459,121	$2.5 billion
May 30, 2010 to July 3, 2010	0	—	0	13,459,121	$2.5 billion
Total	0	—	0	13,459,121	$2.5 billion

(1)	Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of July 3, 2010, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 that its Board of Directors had increased this repurchase program by $2.0 billion shares (for a total authorization of $3.0 billion shares). As of July 3, 2010, $500 million of shares have been repurchased under this program. There is no expiration date for either program.

Item 6. Selected Financial Data

Financial information for Sara Lee for the five fiscal years ended July 3, 2010 that appears under the heading “Financial Summary” in Sara Lee’s 2010 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements, and the information appearing under the heading “Financial Review,” contained in Sara Lee’s 2010 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” in Sara Lee’s 2010 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” in Sara Lee’s 2010 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related Notes to Financial Statements of Sara Lee contained in Sara Lee’s 2010 Annual Report to Stockholders and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls

Sara Lee’s Interim Chief Executive Officer and Interim Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Sara Lee’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) and, based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting

Management’s report on Sara Lee’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and the related Report of Independent Registered Public Accounting Firm, are contained in Sara Lee’s 2010 Annual Report to Stockholders under the headings “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 3, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Code of Ethics

Sara Lee’s Global Business Standards, its written corporate code of business conduct and ethics, embodies Sara Lee’s long-standing history of requiring adherence to high standards of ethical conduct and business practices. The Global Business Standards are available on Sara Lee’s Web site at www.saralee.com under “About Sara Lee—Global Business Practices.” All of Sara Lee’s officers, directors and employees, including its Interim Chief Executive Officer, Interim Chief Financial Officer and principal accounting officer, are required to comply with the Global Business Standards. If the Global Business Standards are amended, or if Sara Lee grants a waiver from a provision of the Global Business Standards to a Sara Lee executive officer or director, Sara Lee promptly will post such information on its Web site in accordance with SEC rules.

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

Equity Compensation Plan Information Table

The following table provides information as of July 3, 2010 regarding the number of shares of Sara Lee common stock that may be issued under Sara Lee’s equity compensation plans. The number of shares and the exercise price of options, performance stock units and restricted stock units reported in the table, and the share numbers in the narrative related to the table, have been adjusted to reflect Sara Lee’s September 2006 spin-off of Hanesbrands Inc., its branded apparel business, into an independent publicly-traded company.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	29,068,209	(2)(3)	$15.787	(2)(3)	96,495,542	(4)
Equity compensation plans not approved by security holders (5)	174,947	(6)	$13.32		7,024,817	(7)
Total	29,243,156				103,520,359

(1)	The table does not include information regarding Sara Lee’s 401(k) Plan. As of July 3, 2010, there were approximately 16.3 million shares of common stock held in this plan.
(2)	Includes options issued in connection with Sara Lee’s acquisition of The Earthgrains Company. Upon consummation of this acquisition, all outstanding options to purchase common stock of Earthgrains were converted into options to purchase shares of Sara Lee common stock; however Sara Lee cannot grant any additional awards under the Earthgrains plan. As of July 3, 2010, there were outstanding options to acquire 40,414 shares of Sara Lee common stock, at a weighted average exercise price of $8.49, which had been converted from the Earthgrains options.
(3)	Includes 6,968,682 restricted stock units and 2,045,506 performance-based restricted stock units outstanding under Sara Lee’s 1998 Long-Term Incentive Stock Plan (the “1998 Plan”) and Sara Lee’s 2002 Long-Term Incentive Stock Plan (the “2002 Plan”). Restricted stock units and performance stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and may be settled only for shares of common stock. Also includes 18,755 phantom stock units outstanding under Sara Lee’s deferred compensation program for non-employee directors, which units may be settled only for shares of common stock. Accordingly, the restricted stock units and the phantom stock units have been disregarded for purposes of computing the weighted-average exercise price.
(4)	Of these shares, 56.8 million shares are available for issuance under the 1998 Plan and 38.4 million shares are available for issuance under the 2002 Plan. Both the 1998 Plan and the 2002 Plan authorize grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or a combination thereof. The maximum number of shares of common stock that may be granted as restricted stock or issued in settlement of restricted stock units or upon the exercise of incentive stock options is 23.2 million shares under the 1998 Plan and 22.1 million shares under the 2002 Plan. The number of shares remaining available for future issuances assumes that, with respect to outstanding performance-based restricted stock units, the vesting criteria will be achieved at the target level.
(5)	The following plans have not been approved by Sara Lee stockholders: Employee Option & Share Plan for Employees in the Netherlands, Executive Deferred Compensation Plan, U.K. Savings Incentive Plan and Share 2003 Global Stock Plan. The material terms of each of these plans are described below.
(6)	Consists of 696 shares to be issued upon exercise of outstanding options granted under the Share 2003 Global Stock Plan and 174,251 phantom stock units outstanding under the Executive Deferred Compensation Plan, which units may be settled only for shares of common stock on a one-for-one basis.
(7)	Consists of shares remaining available for future awards under the Employee Option & Share Plan for Employees in the Netherlands and the U.K. Savings Incentive Plan.

Sara Lee has obtained stockholder approval of all of its significant equity compensation plans. Set forth below is a brief description of the material features of each Sara Lee equity compensation plan that was adopted without the approval of Sara Lee’s stockholders and that was in effect as of July 3, 2010.

Employee Option & Share Plan for Employees in the Netherlands (the “Netherlands Plan”)

The terms of the Netherlands Plan were designed to conform to generally accepted criteria for broad-based employee stock plans in the Netherlands, including the legal, tax and accounting regulations of the Netherlands. Under the Plan, Sara Lee employees who have been employed in the Netherlands for at least 12 months may purchase immediately vested, five-year options to acquire shares of Sara Lee common stock. The purchase price of each option is equal to 7.5% of the aggregate exercise price of the option, which equals the value of the option for Netherlands tax purposes. The exercise price of each option granted under the Netherlands Plan equals 100% of the fair market value of Sara Lee common stock on the date of grant. An option may be exercised at any time during the five years following the grant date. The Netherlands Plan authorizes the issuance of up to 5.8 million shares of common stock and, as of July 3, 2010, approximately 5.4 million shares remained available for future awards.

Executive Deferred Compensation Plan

Sara Lee’s Executive Deferred Compensation Plan permits officers of Sara Lee to defer salary, bonus and long-term incentive payments into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Sara Lee common stock as of the deferral date, and are paid out only in shares of Sara Lee common stock, on a one-for-one basis, at future dates specified by the participant. Deferrals in the interest account accrue interest at a rate set at the beginning of each plan year based on the current cost to Sara Lee of issuing five-year maturity debt. As of July 3, 2010, there were 174,251 stock equivalents outstanding in the stock equivalent accounts under this Plan.

U.K. Savings Incentive Plan (the “U.K. SIP”)

The U.K. SIP, which was approved by the Board of Directors in June 2002, provides Sara Lee employees located in the United Kingdom the opportunity to purchase Sara Lee common stock on a pre-tax basis through payroll deductions. Under the U.K. SIP, there are four three-month offering periods each calendar year during which participating employees purchase shares of Sara Lee common stock at a price equal to the lower of the fair market value of Sara Lee common stock on the first day of the offering period or the fair market value of Sara Lee common stock on the last day of the offering period. For each six shares purchased by a participant, Sara Lee will make a matching contribution of one share to the participant’s account. Participants may sell or transfer shares purchased in the U.K. SIP at any time; however, matching shares contributed by Sara Lee cannot be sold or transferred for three years. The U.K. SIP authorizes the issuance of up to 1,742,400 shares of common stock and, as of the end of fiscal year 2010, 1,650,500 shares remain to be issued under the plan.

Share 2003 Global Stock Plan

The Share 2003 Global Stock Plan (the “Share 2003 Plan”) is a broad-based plan that was adopted in 2000 to facilitate a special stock option grant to managerial level Sara Lee employees resident in various countries, excluding the United States. On April 27, 2000 (after giving effect to the 2006 Hanesbrands spin-off), Sara Lee granted an option to purchase 134 shares of common stock, at an exercise price of $13.32 per share, to approximately 15,000 Sara Lee employees. The exercise price equaled the average high and low sales prices of a share of Sara Lee common stock on the New York Stock Exchange on the date of grant. The options generally vest over three years after the date of grant and the remaining options expire on April 27, 2011. As of July 3, 2010, no additional options may be granted under the Share 2003 Plan and 696 shares remain reserved for issuance upon exercise of outstanding options.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, which are contained in Sara Lee’s 2010 Annual Report to Stockholders are incorporated herein:

(a) 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income—Years ended June 28, 2008, June 27, 2009 and July 3, 2010

Consolidated Balance Sheets—June 27, 2009 and July 3, 2010

Consolidated Statements of Common Stockholders’ Equity—For the period June 27, 2009 to July 3, 2010

Consolidated Statements of Cash Flows—Years ended June 28, 2008, June 27, 2009 and July 3, 2010

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

August 27, 2010

SARA LEE CORPORATION

By:	/s/ MARK GARVEY
Mark Garvey
Interim Chief Financial Officer and Corporate Controller (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on August 27, 2010.

Signature	Title

/s/ MARCEL H.M. SMITS Marcel H.M. Smits	Interim Chief Executive Officer

/s/ JAMES S. CROWN James S. Crown	Chairman of the Board, Director

/s/ CRISTOPHER B. BEGLEY Christopher B. Begley	Director

/s/ CRANDALL C. BOWLES Crandall C. Bowles	Director

/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/s/ CORNELIS J.A. VAN LEDE Cornelis J.A. van Lede	Director

/s/ JOHN D.G. MCADAM John D.G. McAdam	Director

/s/ SIR IAN M.G. PROSSER Sir Ian M.G. Prosser	Director

/s/ NORMAN R. SORENSEN Norman R. Sorensen	Director

/s/ JEFFREY W. UBBEN Jeffrey W. Ubben	Director

/s/ JONATHAN P. WARD Jonathan P. Ward	Director

EXHIBIT INDEX

3.	Exhibits

Incorporation by Reference
(3a)	1. Articles of Restatement of Charter dated August 28, 2003	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended June 28, 2003.

(3b)	2. Amended Bylaws, dated March 25, 2010	Exhibit 3(b) to Current Report on Form 8-K dated March 25, 2010

(4)	1. Form of 6 1 /4% Notes due 2011	Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2001

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

(10)	*1. Supplemental Benefit Plan, as amended	Exhibit 10.5 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*2. Performance-Based Incentive Plan	Exhibit A to Proxy Statement dated September 14, 2007

	*3. 1998 Long-Term Incentive Stock Plan	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

	*4. 2002 Long-Term Incentive Stock Plan	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

	*5. Executive Deferred Compensation Plan	Exhibit 10.12 to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*6. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10.13 to Report on Form 10-K for Fiscal Year ended July 1, 2000

	*7. Severance Plans For Corporate Officers, as amended	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended March 27, 2010

	*8. Employee Option & Share Plan For Employees in the Netherlands	Exhibit 10.24 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*9. U.K. Savings Incentive Plan	Exhibit 10.18 to Report on Form 10-K for Fiscal Year ended June 28, 2003

	*10. Share 2003 Global Stock Plan	Exhibit 10.12 to Report on Form 10-K for Fiscal Year ended June 27, 2009

	*11. Sara Lee Corporation 1999 Non-Employee Director Stock Plan, as Amended and Restated	Exhibit 10.15 to Report on Form 10-K for Fiscal Year ended June 28, 2008

	*12. Fiscal Year 2010-2012 Long-Term Restricted Stock Unit Grant Program Description	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended December 26, 2009

	*13. Form of Fiscal Year 2010-2012 Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended December 26, 2009

	*14. Fiscal Year 2010-2012 Executive Management Long-Term Incentive Program Description	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended December 26, 2009

	*15. Form of Fiscal Year 2010-2012 Executive Management Long-Term Incentive Program Grant Notice and Agreement	Exhibit 10.4 to Report on Form 10-Q for Fiscal Quarter ended December 26, 2009

	*16. Fiscal Year 2010-2012 Stock Option Grant Program Description	Exhibit 10.5 to Report on Form 10-Q for Fiscal Quarter ended December 26, 2009

	*17. Form of Stock Option Grant Notice and Agreement under the 2002 Long-Term Incentive Stock Plan	Exhibit 10.6 to Report on Form 10-Q for Fiscal Quarter ended December 26, 2009

	*18. Annual Incentive Plan Fiscal 2010 Program Description	Exhibit 10.7 to Report on Form 10-Q for Fiscal Quarter ended December 26, 2009

	*19. Special Management Compensation Program dated October 27, 2009 between Sara Lee Corporation and Vincent Janssen	Exhibit 10.8 to Report on Form 10-Q for Fiscal Quarter ended December 26, 2009

	*20. Employment Agreement dated April 29, 2005 between Frank van Oers and Sara Lee Corporation	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

	*21. Employment Agreement dated April 1, 2005 between Frank van Oers and Sara Lee/DE International B.V.	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

	*22. Employment Agreement dated April 1, 2003 between Vincent H.A.M. Janssen and Sara Lee Corporation	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

	*23. Employment Agreement dated July 1, 2003 between Vincent H.A.M. Janssen and Sara Lee/DE International B.V.	Exhibit 10.4 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

*24. Agreement dated August 6, 2010 between Brenda C. Barnes and Sara Lee Corporation

(12)	Computation of Ratio of Earnings to Fixed Charges

(13)	Portions of Sara Lee’s 2010 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

(18)	Preferability letter from PricewaterhouseCoopers LLP

(21)	List of Subsidiaries

(23)	Consent of PricewaterhouseCoopers LLP

(31)	1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32)	1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Sections of the Sara Lee Corporation Annual Report on Form 10-K for the year ended July 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Financial Statements; (vi) document and entity information; and (vii) Financial Statement Schedule II.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders of

Sara Lee Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated August 27, 2010 appearing in the 2010 Annual Report to Stockholders of Sara Lee Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 27, 2010

Schedule II

Sara Lee Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 28, 2008, June 27, 2009, and July 3, 2010

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs(1) /Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended June 28, 2008
Allowances for bad debts	$29	$4	$(5)	$6	$34
Other receivable allowances	35	34	(32)	8	45
Deferred tax asset valuation allowances	383	(10)	—	(92)	281

Total	$447	$28	$(37)	$(78)	$360

For the Year Ended June 27, 2009
Allowances for bad debts	$34	$6	$(2)	$(2)	$36
Other receivable allowances	45	6	(9)	(6)	36
Deferred tax asset valuation allowances	281	9	—	(83)	207

Total	$360	$21	$(11)	$(91)	$279

For the Year Ended July 3, 2010
Allowances for bad debts	$36	$4	$(3)	$(4)	$33
Other receivable allowances	36	18	(8)	(10)	36
Deferred tax asset valuation allowances	207	(5)	—	17	219

Total	$279	$17	$(11)	$3	$288

(1)	Net of collections on accounts previously written off.