Form 10-Q
period 2010-10-02
Sara Lee Corp
filed 2010-11-10
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

On October 2, 2010, the Registrant had 639,266,211 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at October 2, 2010 and July 3, 2010

(Unaudited)

In millions	October 2, 2010	July 3, 2010
Assets
Cash and equivalents	$1,125	$955
Trade accounts receivable, less allowances	1,229	1,187
Inventories
Finished goods	497	406
Work in process	35	31
Materials and supplies	408	309

	940	746
Current deferred income taxes	225	262
Other current assets	332	370
Assets held for sale	270	260

Total current assets	4,121	3,780

Property, net of accumulated depreciation of $2,945 and $2,822, respectively	2,100	2,070
Trademarks and other identifiable intangibles, net	501	504
Goodwill	1,297	1,261
Deferred income taxes	243	225
Other noncurrent assets	174	164
Noncurrent assets held for sale	818	832

	$9,254	$8,836

Liabilities and Equity
Notes payable	$111	$47
Accounts payable	979	1,005
Income taxes payable and current deferred taxes	14	8
Other accrued liabilities	1,254	1,255
Current maturities of long-term debt	473	16
Liabilities held for sale	291	253

Total current liabilities	3,122	2,584

Long-term debt	2,432	2,718
Pension obligation	513	530
Deferred income taxes	617	548
Other liabilities	1,052	931
Noncurrent liabilities held for sale	3	10
Equity
Sara Lee common stockholders’ equity	1,486	1,487
Noncontrolling interest	29	28

Total Equity	1,515	1,515

	$9,254	$8,836

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarters ended October 2, 2010 and September 26, 2009

(Unaudited)

In millions, except per share data	Oct. 2, 2010	Sept. 26, 2009
Continuing Operations
Net sales	$2,575	$2,588

Cost of sales	1,663	1,619
Selling, general and administrative expenses	738	763
Net charges for exit activities, asset and business dispositions	5	13
Contingent sale proceeds	—	(133)

Operating income	169	326
Interest expense	36	35
Interest income	(6)	(6)
Debt extinguishment costs	30	—

Income from continuing operations before income taxes	109	297
Income tax expense	41	106

Income from continuing operations	68	191

Discontinued operations
Income from discontinued operations net of tax expense (benefit) of $21 and $(31)	37	96
Gain on sale of discontinued operations, net of tax expense of $166 and nil	89	—

Net income from discontinued operations	126	96

Net income	194	287
Less: Income from noncontrolling interests, net of tax
Continuing operations	2	1
Discontinued operations	—	2

Net income attributable to Sara Lee	$192	$284

Amounts attributable to Sara Lee:
Net income from continuing operations	$66	$190
Net income from discontinued operations	126	94

Net income attributable to Sara Lee	$192	$284

Earnings per share of common stock
Basic
Income from continuing operations	$0.10	$0.27

Net income	$0.29	$0.41

Average shares outstanding	653	697

Diluted
Income from continuing operations	$0.10	$0.27

Net income	$0.29	$0.41

Average shares outstanding	655	698

Cash dividends declared per share of common stock	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the period June 27, 2009 to October 2, 2010

(Unaudited)

		Sara Lee Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at June 27, 2009	$2,070	$7	$17	$2,721	$(104)	$(605)	$34

Net income	527	—	—	506	—	—	21
Translation adjustments, net of tax	(82)	—	—	—	—	(82)	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	8	—	—	—	—	8	—
Pension/Postretirement activity, net of tax	(235)	—	—	—	—	(235)	—
Other comprehensive income activity, net of tax	2	—	—	—	—	2	—

Comprehensive income	$220						$21

Dividends on common stock	(302)	—	—	(302)	—	—	—
Dividends paid on noncontrolling interest/Other	(2)	—	—	—	—	—	(2)
Disposition of noncontrolling interest	(25)	—	—	—	—	—	(25)
Stock issuances—
Restricted stock	27	—	27	—	—	—	—
Stock option and benefit plans	19	—	19	—	—	—	—
Share repurchases and retirement	(500)	—	(47)	(453)	—	—	—
ESOP tax benefit, redemptions and other	8	—	1	—	7	—	—

Balances at July 3, 2010	1,515	7	17	2,472	(97)	(912)	28

Net income	194	—	—	192	—	—	2
Translation adjustments, net of tax	193	—	—	—	—	193	—
Pension/Postretirement activity, net of tax	(29)	—	—	—	—	(29)	—

Comprehensive income	$358						$2

Dividends on common stock	2	—	—	2	—	—	—
Dividends paid on noncontrolling interest/other	(1)	—	—	—	—	—	(1)
Stock issuances—
Stock option and benefit plans	4	—	4	—	—	—	—
Restricted stock	11	—	2	9	—	—	—
Share repurchases and retirement	(373)	—	(22)	(351)	—	—	—
ESOP tax benefit, redemptions and other	(1)	—	(1)	—	—	—	—

Balances at October 2, 2010	$1,515	$7	$—	$2,324	$(97)	$(748)	$29

Total comprehensive income was $479 million in the first quarter of 2010, of which $475 million was attributable to Sara Lee.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Quarters ended October 2, 2010 and September 26, 2009

(Unaudited)

	Quarter ended
In millions	October 2, 2010	September 26, 2009
OPERATING ACTIVITIES—
Net income	$194	$287
Less: Cash received from contingent sale proceeds	—	(133)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	82	99
Amortization	21	27
Net (gain) loss on business dispositions	(255)	—
Pension contributions, net of expense	(17)	28
Increase in deferred income taxes for unremitted earnings	77	—
Debt extinguishment costs	30	—
Other	21	24
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	35	(30)
Inventories	(140)	(80)
Other current assets	(64)	(2)
Accounts payable	9	(44)
Accrued liabilities	(47)	(37)
Accrued taxes	82	48

Net cash from operating activities	28	187

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(66)	(59)
Purchases of software and other intangibles	(7)	(5)
Dispositions of businesses and investments	355	—
Cash received from contingent sale proceeds	—	133
Cash received from derivative transactions	26	34
Sales of assets	7	6

Net cash received from investment activities	315	109

FINANCING ACTIVITIES—
Issuances of common stock	1	—
Purchases of common stock	(373)	—
Borrowings of other debt	890	8
Repayments of other debt	(708)	(35)
Net change in financing with less than 90-day maturities	(22)	62
Payments of dividends	(73)	(78)

Net cash used in financing activities	(285)	(43)

Effect of changes in foreign exchange rates on cash	112	51

Increase (decrease) in cash and equivalents	170	304
Add: Cash balances of discontinued operations at beginning of year	—	8
Less: Cash balances of discontinued operations at end of period	—	(12)
Cash and equivalents at beginning of year	955	951

Cash and equivalents at end of quarter	$1,125	$1,251

Supplemental Cash Flow Data:
Cash paid for restructuring actions	$25	$36
Cash contributions to pension plans	30	5
Cash paid for income taxes	68	26

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the first quarter ended October 2, 2010 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (corporation or company), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the quarter ended October 2, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of July 3, 2010 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended July 3, 2010. The businesses comprising the former International Household and Body Care segment are presented as discontinued operations in the corporation’s consolidated financial statements. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

The interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation’s Form 10-K for the year ended July 3, 2010 and other financial information filed with the Securities and Exchange Commission. These financial statements consider subsequent events through the date of filing with the Securities and Exchange Commission.

The corporation’s fiscal year ends on the Saturday closest to June 30. Fiscal 2011 ends on July 2, 2011. The first quarter of fiscal 2011 ended on October 2, 2010 and the first quarter of fiscal 2010 ended on September 26, 2009. Each of the quarters was a thirteen-week period. Fiscal 2011 is a 52-week year, whereas fiscal 2010 was a 53-week year. Unless otherwise stated, references to years relate to fiscal years.

Balance sheet correction – During the first quarter of 2011, the corporation corrected an error in the classification of certain asset and liability balances in the balance sheet associated with casualty losses from workers’ compensation, auto liability and general liability claims by recording a portion of the liability for these losses and the related insurance receivable as long-term. The corporation has revised the 2010 balance sheet as follows:

	Balance at July 3, 2010
(in millions)	As Reported	As Adjusted
Other current assets	$400	$370
Total current assets	3,810	3,780
Other noncurrent assets	134	164

Other accrued liabilities	1,394	1,255
Total current liabilities	2,723	2,584
Other liabilities	792	931

The corporation has concluded that this revision did not materially misstate previously issued financial statements. The prior year’s condensed consolidated balance sheet has been revised in order to provide consistency and comparability in the classification of casualty reserves and the related insurance receivables.

As noted in the Summary of Significant Accounting Policies footnote to the company’s 2010 annual report, the majority of the corporation’s shipping and handling costs is being recognized in the Selling, general and administrative expenses (SG&A) line of the Consolidated Income Statement. Beginning in 2011, the corporation has begun reporting all shipping and handling costs incurred after a product is considered complete and ready for sale in SG&A. Previously, the North American Fresh Bakery, North American Foodservice and International Beverage business segments were recognizing a portion of these costs in Cost of sales. The impact of this change is considered to be immaterial to both the consolidated quarterly and annual financial statements.

Consolidation of Variable Interest Entities – In June 2009, the FASB issued an update to the guidance for determining whether an entity is a variable interest entity (VIE) and who is the primary beneficiary of the VIE. The new guidance requires an ongoing reassessment of the primary beneficiary of a VIE and new expanded disclosures surrounding the nature of the VIE and an entity’s involvement with the VIE. The new guidance, which was effective for the corporation beginning in the first quarter of fiscal 2011, has not had a material impact on the consolidated financial statements.

The corporation consolidates variable interest entities (“VIEs”) of which it is the primary beneficiary. Legal entities with which the corporation becomes involved are assessed to determine whether such entities are VIEs and, if so, whether or not the corporation is the primary beneficiary. In general, the corporation determines whether it is the primary beneficiary of a VIE through a qualitative analysis of risk, which identifies which variable interest holder absorbs the majority of the financial risk or rewards and variability of the VIE. In performing this analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, terms of VIE contracts, identification of other variable interest holders, our explicit arrangements and our implicit variable interests.

The corporation enters into franchise agreements with independent third party contractors (“Independent Operators”) representing distribution rights to sell and distribute fresh bakery products via direct-store-delivery to retail outlets in defined sales territories. The corporation does not hold equity interests in any of the Independent Operator entities. Independent Operators generally finance the purchase of distribution rights through note agreements with a financial institution, which, in the aggregate, are partially guaranteed by Sara Lee. In addition, the corporation maintains explicit and implicit commitments to maintain the function of routes to ensure product delivery to customers. The corporation determined that all Independent Operators are variable interest entities of which it is the primary beneficiary, primarily as a result of Sara Lee’s debt guarantee and other route maintenance obligations.

As a result of consolidating these Independent Operator variable interest entities, the corporation reflected the following in its balance sheets:

(in millions)	October 2, 2010	July 3, 2010
Inventories – Finished goods	$1	$2
Property – Machinery and equipment	21	22

Total assets	$22	$24

Current portion of long-term debt	$12	$12
Long-term debt excluding current portion	55	58

Total liabilities	$67	$70

Noncontrolling interests	$24	$23

Lease obligations presented within long-term debt captions on the balance sheet are secured by the vehicles subject to lease and do not represent additional claims on the corporation’s general assets. The corporation’s maximum exposure for loss associated with the Independent Operator entities is limited to $50 million of long-term debt of the Independent Operators as of October 2, 2010.

2.	Net Income (Loss) Per Share

The computation of net income (loss) per share only includes results attributable to Sara Lee and does not include earnings related to noncontrolling interests. Net income per share – basic is computed by dividing net income (loss) attributable to Sara Lee by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter ended October 2, 2010, options to purchase 13.7 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter ended September 26, 2009, options to purchase 24.0 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. These shares are excluded from the earnings per share calculation as they are anti-dilutive.

The average shares outstanding declined in the first quarter of 2011 as compared to the first quarter of 2010 as a result of shares repurchased under the corporation’s ongoing share repurchase program. During the first quarter of 2011, the corporation repurchased 24.4 million shares of common stock for $360 million. The corporation also paid $13 million as a final settlement on the accelerated share repurchase program (ASR) initiated in 2010. The ASR provided for a final settlement adjustment at termination based on the final volume weighted average stock price. As of October 2, 2010, the corporation was authorized to repurchase approximately $2.14 billion of common stock under its existing share repurchase program, plus 13.5 million shares of common stock that remain authorized for repurchase under the corporation’s prior share repurchase program. The corporation repurchases common stock at times management deems appropriate. The timing and amount of future share repurchases will be based upon the completion of the corporation’s sale of its household and body care businesses, market conditions and other factors.

The following is a reconciliation of net income to net income per share – basic and diluted – for the first quarter of 2011 and 2010 (per share amounts are rounded and may not add to total):

Computation of Net Income per Common Share

(In millions, except per share data)

	Oct. 2, 2010	Sept. 26, 2009
Amounts attributable to Sara Lee:
Income from continuing operations	$66	$190
Income from discontinued operations	126	94

Net income	$192	$284

Average shares outstanding – basic	653	697
Dilutive effect of stock option and award plans	2	1

Diluted shares outstanding	655	698

Earnings per common share – Basic
Income from continuing operations	$0.10	$0.27

Income from discontinued operations	$0.19	$0.13

Net income	$0.29	$0.41

Earnings per common share – Diluted
Income from continuing operations	$0.10	$0.27

Income from discontinued operations	$0.19	$0.13

Net income	$0.29	$0.41

3.	Segment Information

The following is a general description of the corporation’s five business segments:

•	North American Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	North American Fresh Bakery – sells a variety of fresh bakery products to retail customers in North America.

•	North American Foodservice – sells a variety of meat, bakery, and beverage products to foodservice customers in North America.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

The following is a summary of net sales and operating segment income by business segment for the first quarters of 2011 and 2010.

	Net Sales		Income before Income Taxes
(In millions)	First Quarter 2011	First Quarter 2010	First Quarter 2011	First Quarter 2010
North American Retail	$707	$659	$63	$80
North American Fresh Bakery	516	541	(1)	14
North American Foodservice	445	457	29	38
International Beverage	728	734	90	123
International Bakery	186	204	8	6

Total business segments	2,582	2,595	189	261
Intersegment sales	(7)	(7)	—	—

Total net sales and operating segment income	2,575	2,588	189	261
General corporate expenses	—	—	(25)	(55)
Mark-to-Market derivative gains/(losses)	—	—	14	(3)
Amortization of intangibles	—	—	(11)	(11)
Adjustment for noncontrolling interest	—	—	2	1
Contingent sale proceeds	—	—	—	133

Total net sales and operating income	2,575	2,588	169	326
Net interest expense	—	—	(30)	(29)
Debt extinguishment costs	—	—	(30)	—

Net sales and income before income taxes	$2,575	$2,588	$109	$297

4.	Discontinued Operations

In 2010, the corporation received binding offers for the sale of its global body care and European detergents businesses for €1.275 billion; its air care business for €320 million; and its non-Indian insecticides business for €154 million. The corporation is also actively marketing for sale its remaining household and body care businesses and, as a result, the businesses that formerly comprised the International Household and Body Care segment are classified as discontinued operations and are presented in a separate line in the Consolidated Statements of Income for all periods presented. The assets and liabilities of these businesses to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Condensed Consolidated Balance Sheets for all periods presented.

In July 2010, the corporation completed the disposition of the majority of its air care business and anticipates closing on the sales of the body care and European detergents, and insecticides businesses during calendar 2010.

The following is a summary of the operating results of the corporation’s discontinued operations:

	First Quarter 2011			First Quarter 2010
(In millions)	Net Sales	Pretax Income	Net Income	Net Sales	Pretax Income	Net Income
International Household and Body Care businesses	$408	$58	$37	$521	$65	$96

The $31 million tax benefit reported in the first quarter of 2010 was due to a $53 million net tax benefit that is related primarily to the reversal of a tax valuation allowance in the United Kingdom as the corporation anticipates being able to utilize tax loss carryforwards as a result of the anticipated disposition of the household and body care businesses in that country.

Gain on the Sale of Discontinued Operations

A majority of the air care business was sold in July 2010. Using foreign exchange rates on the date of the transaction, the corporation received cash proceeds of $355 million, which represents approximately 85% of the total proceeds expected to be received, and reported an after tax gain on disposition of $89 million. When this business was sold, certain operations were retained, primarily in Spain, until production related to non-air care businesses ceases at the facility. Sara Lee will continue to manufacture air care products for the buyer for a period of approximately 16 months, at which point, the production facility will be sold to the buyer and the final gain on the sale will be recognized. The corporation entered into a customary transitional services agreement with the purchaser of this business to provide for the orderly separation of the business and the orderly transition of various functions and processes. The terms of the agreement apply to specific functions or actions including sales, marketing and supply chain functions as well as certain accounting, payroll and tax processing, information technology services, and other services that will be performed for certain periods of time, which in each case is less than six months. The net amount recorded under the transition services agreement, including the service fee charged by the corporation, is a receivable which has been recorded in Other current assets in the Condensed Consolidated Balance Sheet.

(in millions) 2011	Pretax Gain on Sale	Tax (Charge)	After Tax Gain
Air Care Products	$255	$(166)	$89

The tax expense recognized on the sale includes a $77 million charge related to the anticipated repatriation of the cash proceeds received on the disposition of this business.

The following is a summary of the net assets held for sale as of October 2, 2010 and July 3, 2010, which primarily consists of the net assets of the international household and body care businesses.

(In millions)	October 2, 2010	July 3, 2010
Trade accounts receivable	$35	$48
Inventories	181	188
Other current assets	54	24

Total current assets held for sale	270	260

Property	146	144
Trademarks and other intangibles	203	188
Goodwill	461	496
Other assets	8	4

Assets held for sale	$1,088	$1,092

Accounts payable	$28	$27
Accrued expenses and other current liabilities	260	220
Current maturities of long-term debt	3	6

Total current liabilities held for sale	291	253
Long-term debt	3	2
Other liabilities	—	8

Liabilities held for sale	$294	$263

Noncontrolling interest	$5	$5

The discontinued operations cash flows are summarized in the table below:

(In millions) – Increase / (Decrease)	Quarter ended Oct. 2, 2010	Quarter ended Sept. 26, 2010
Cash flow from operating activities	$73	$68
Cash flow from (used in) investing activities	344	(3)
Cash flow used in financing activities	(417)	(61)

Increase (decrease) in net cash of discontinued operations	—	4
Cash and cash equivalents at beginning of year	—	8

Cash and cash equivalents at end of period	$—	$12

The net cash received from investing activities primarily represents the cash proceeds received on the sale of the air care business. The cash used in financing operations primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations includes only the cash noted above as most of the cash of those businesses has been retained as a corporate asset.

5.	Debt Issuances and Redemptions

On September 7, 2010, the corporation completed a tender offer for any and all of its 6  1/4 % Notes due September 15, 2011, of which $1.11 billion aggregate principal amount was outstanding. At the time of expiration of the tender offer, $653.3 million of the 6  1/4% notes had been validly tendered. The corporation recognized a $30 million charge associated with the early extinguishment of this debt, which is reported on the Debt extinguishment costs line of the Consolidated Income Statement. On September 8, 2010, the corporation announced that it was redeeming the remaining $456.7 million of aggregate principal outstanding of the 6  1/4% Notes on October 8, 2010. This debt was redeemed subsequent to the end of the first quarter and will result in the recognition of an additional debt extinguishment charge in the second quarter of approximately $25 million.

The company funded a portion of the redemption of the 6  1/4 Notes with the proceeds from the sale of $400 million 2.75% Notes due in September 2015 and $400 million 4.1% Notes due in September 2020. The remaining portion of the redemption of the 6  1/4% Notes in the second quarter of 2011 will be funded by cash on hand and/or the net proceeds from commercial paper issuances.

6.	Exit, Disposal and Project Accelerate Activities

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

The company announced a transformation plan in 2005 that involved significant changes in the company’s organizational structure, portfolio changes involving the disposition of a significant portion of the corporation’s business, and a number of actions to improve operational efficiency. The corporation continues to recognize certain trailing costs related to these transformation actions, including the impact of certain activities that were completed for amounts more favorable than previously estimated.

The corporation also incurs exit, disposition and restructuring charges for initiatives outside of the scope of the projects noted above.

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

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended
(In millions)	Oct. 2, 2010	Sept. 26, 2009
Selling, general and administrative expenses:
Project Accelerate costs	$3	$5

Net charges for (income from):
Exit activities	5	13

Decrease in income from continuing operations before income taxes	8	18
Income tax benefit	(3)	(6)

Decrease in income from continuing operations	$5	$12

Impact on diluted EPS	$0.01	$0.01

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Quarter ended
(In millions)	Oct. 2, 2010	Sept. 26, 2009
North American Retail	$1	$3
North American Fresh Bakery	1	1
North American Foodservice	—	—
International Beverage	2	2
International Bakery	—	7

Decrease in operating segment income	4	13
Increase in general corporate expenses	4	5

Total	$8	$18

The following discussion provides information concerning the exit, disposal and transformation/Accelerate activities for each year where actions were initiated and material reserves exist.

2011 Actions

During 2011, the corporation approved certain actions related to exit, disposal, and Accelerate activities and recognized charges of $8 million related to these actions. Each of these activities is expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 96 employees, related to European beverage, North American fresh bakery and corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 96 targeted employees, 94 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

The following table summarizes the net charges taken for the exit, disposal and Accelerate activities approved during 2011 and the related status as of October 2, 2010. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The composition of these charges and the remaining accruals are summarized below. Approximately $115 to $135 million of charges related to continuing operations is expected to be recognized in 2011, of which approximately $85 million relates to the elimination of stranded overhead resulting from the divestiture of the household and body care businesses.

(In millions)	Employee termination and other benefits	Accelerate costs – IT and other	Total
Exit, disposal and other costs recognized during 2011	$5	$3	$8
Charges recognized in discontinued operations	8	2	10
Cash payments	—	(2)	(2)

Accrued costs as of October 2, 2010	$13	$3	$16

2010 Actions

During 2010, the corporation approved certain actions related to exit, disposal, and Accelerate activities and recognized charges of $118 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 1,154 employees, related to European beverage, European bakery and North American foodservice operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 1,154 targeted employees, 384 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

•	Recognized a $20 million net loss associated with the disposition of certain bakery manufacturing facilities in Spain.

The following table summarizes the significant actions completed during the first quarter of 2011 and the status of the remaining accruals related to the 2010 actions as of October 2, 2010. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2010 actions. The composition of these charges and the remaining accruals are summarized below.

(In millions)	Employee termination and other benefits	Accelerate costs – IT and other	Non- cancellable Leases	Total
Accrued costs as of July 3, 2010	$40	$9	$13	$62
Cash payments	(10)	(2)	(4)	(16)
Change in estimate	(1)	—	—	(1)
Foreign exchange impacts	3	—	—	3

Accrued costs as of October 2, 2010	$32	$7	$9	$48

2009 Actions

During 2009, the corporation approved certain actions related to exit, disposal, transformation and Accelerate activities and recognized charges of $125 million related to these actions. Each of these activities was to be completed within a 12-month period after being approved and include the following:

•

Implemented a plan to terminate 969 employees, related to the European beverage and bakery operations and the fresh bakery operations and corporate office group in North America, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 969 targeted employees, 36 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•

Recognized costs related to the implementation of common information systems across the organization in order to improve operational efficiencies. These costs primarily relate to the amortization of certain capitalized software costs.

•	Recognized costs associated with the transition of business support services to an outside third party vendor as part of a business process outsourcing initiative.

Significant actions completed during the first quarter of 2011 and the status of the remaining elements of the 2009 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2009 actions. The composition of these charges and the remaining accruals are summarized below.

(In millions)	Employee termination and other benefits	Transformation/ Accelerate costs – IT and other	Total
Accrued costs as of July 3, 2010	$22	$3	$25
Cash payments	(4)	—	(4)
Change in estimate	(1)	—	(1)
Foreign exchange impacts	1	—	1

Accrued costs as of October 2, 2010	$18	$3	$21

In periods prior to 2009, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure and these actions have had minimal impact on current year results. As of October 2, 2010, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these completed actions total $22 million and primarily represent certain severance obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

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

At October 2, 2010 the maximum maturity date of any cash flow hedge was approximately three years principally related to two cross currency swaps that mature in 2012 and 2013. The corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $8 million at the time the underlying hedged transaction is recognized in the Consolidated Statement of Income.

Net Investment Hedge – A hedge of the exposure of changes in the underlying foreign currency denominated subsidiary net assets is declared as a net investment hedge. Net investment hedges qualify for hedge accounting. Net investment hedges can include either derivative or non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans. The effective portion of the change in the fair value of net investment hedges is recorded in the cumulative translation adjustment account within common stockholders’ equity. At October 2, 2010 and July 3, 2010, the U.S. dollar equivalent of intercompany loans and forward exchange contracts designated as net investment hedges was $5.0 billion and $4.5 billion, respectively.

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

Types of Derivative Instruments

Interest Rate and Cross Currency Swaps – To manage interest rate risk, the corporation has entered into interest rate swaps that effectively convert certain fixed-rate debt instruments into floating-rate debt instruments. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The corporation utilizes interest rate swap derivatives in order to maintain a targeted amount of both fixed-rate and floating-rate long term debt and notes payable. In the first quarter of 2011, the corporation settled $235 million of interest rate swaps. Currently, the corporation has a fixed interest rate on approximately 77% of long-term debt and notes payable issued.

The corporation has issued certain foreign-denominated debt instruments and utilizes cross currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. As of October 2, 2010 and July 3, 2010, the total notional amount of the corporation’s interest rate swaps was $559 million and $761 million, respectively and the total notional amount of cross currency swaps was $766 million and $704 million, respectively. The notional value of the cross currency swaps is calculated by multiplying the euro value swapped by the exchange rate at the reporting date.

The corporation maintains a $50 million forward starting swap to effectively fix the cash flows related to interest payments on future anticipated debt issuances.

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

The principal currencies hedged by the corporation include the European euro, British pound, Danish krone, Hungarian forint, U.S. dollar, Swiss franc and Brazilian real. The net U.S. dollar equivalent of commitments to purchase and sell foreign currencies is $3,619 million and $3,631 million, respectively as of October 2, 2010 and $4,211 million and $4,066 million, respectively as of July 3, 2010, using the exchange rates as of the reporting dates. The corporation hedges virtually all foreign exchange risk derived from recorded transactions and firm commitments and only hedges foreign exchange risk related to anticipated transactions where the exposure is potentially significant.

The notional value of foreign exchange options contracts outstanding was $5 million as of October 2, 2010 and $9 million as of July 3, 2010 as determined by the ratio of the change in option value to the change in the underlying hedged item.

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

As of October 2, 2010 and July 3, 2010, the total notional amount of commodity futures contracts was $100 million and $169 million, respectively, and the total notional amount of option contracts was $21 million and $3 million, respectively. The notional amount of commodity futures contracts is determined by the initial cost of the contracts while the notional amount of options contracts is determined by the ratio of the change in option value to the change in the underlying hedged item.

The corporation only enters into futures and options contracts that are traded on established, well-recognized exchanges that offer high liquidity, transparent pricing, daily cash settlement and collateralization through margin requirements.

Cash Flow Presentation

The settlement of derivative contracts related to the purchase of inventory, commodities or other hedged items that utilize hedge accounting are reported in the Consolidated Statements of Cash Flows as an operating cash flow, while those derivatives that utilize the mark-to-market hedge accounting model are reported in investing activities when those contracts are realized in cash. Fixed to floating rate swaps are reported as a component of interest expense and therefore are reported in cash flow from operating activities similar to how cash interest payments are reported. The portion of the gain or loss on a cross currency swap that offsets the change in the value of interest expense is recognized in cash flow from operations.

Contingent Features/Concentration of Credit Risk

All of the corporation’s derivative instruments are governed by International Swaps and Derivatives Association (i.e. ISDA) master agreements, requiring the corporation to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the corporation’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on October 2, 2010, is $272 million for which the corporation has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on October 2, 2010, the corporation would be required to post collateral of, at most, $272 million with its counterparties.

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

The fair values and carrying amounts of long-term debt, including the current portion, at October 2, 2010 were $3.1 billion and $2.9 billion, and at July 3, 2010 were $2.9 billion and $2.7 billion, respectively. The fair value of the corporation’s long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at October 2, 2010 and July 3, 2010 is as follows:

	Assets				Liabilities
	Other Current Assets		Other Non- Current Assets		Accrued Liabilities – Other		Other
(in millions)	Oct. 2, 2010	July 3, 2010	Oct. 2, 2010	July 3, 2010	Oct. 2, 2010	July 3, 2010	Oct. 2, 2010	July 3, 2010
Derivatives designated as hedging instruments:
Interest rate contracts (b)	$3	$4	$17	$27	$2	$—	$—	$—
Foreign exchange contracts (b)	—	143	—	—	25	2	218	153
Commodity contracts (a)	—	—	—	—	—	—	—	—

Total derivatives designated as hedging instruments	3	147	17	27	27	2	218	153

Derivatives not designated as hedging instruments:
Foreign exchange contracts (b)	39	42	—	—	27	42	—	—
Commodity contracts (a)	—	—	—	—	—	—	—	—

Total derivatives not designated as Hedging instruments	39	42	—	—	27	42	—	—

Total derivatives	$42	$189	$17	$27	$54	$44	$218	$153

(a)	Categorized as level 1: Fair value of level 1 assets and liabilities as of October 2, 2010 are nil and nil and at July 3, 2010 are nil and nil, respectively.
(b)	Categorized as level 2: Fair value of level 2 assets and liabilities as of October 2, 2010 are $59 million and $272 million and at July 3, 2010 are $216 million and $197 million, respectively.

Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the quarter ended October 2, 2010, and September 26, 2009, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
(In Millions)	Oct. 2, 2010	Sept. 26, 2009	Oct. 2, 2010	Sept. 26, 2009	Oct. 2, 2010	Sept. 26, 2009	Oct. 2, 2010	Sept. 26, 2009

Cash Flow Derivatives:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(3)	$(1)	$(48)	$(21)	$6	$(2)	$(45)	$(24)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(2)	—	(47)	(26)	—	(3)	(49)	(29)
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	(2)	(3)	1	—	(1)	(3)

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	(405)	(152)	—	—	(405)	(152)
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	(9)	—	—	—	(9)	—

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	4	5	—	—	—	—	4	5
Amount of Hedged Item gain (loss) recognized in earnings (e)	—	(1)	—	—	—	—	—	(1)

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	(17)	(5)	2	2	(15)	(3)
Amount of gain(loss) recognized in SG&A	—	—	64	49	4	(5)	68	44

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, for interest rate swaps, in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest expense for foreign exchange contract and SG&A expenses for commodity contracts.
(e)	The amount of gain (loss) recognized in earnings on the derivative contracts and the related hedged item is reported in interest expense.
(f)	The gain (loss) recognized from OCI into earnings is reported in gain on sale of discontinued operations.

8.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (benefit) for the first quarter of 2011 and 2010 are as follows:

	Pension		Postretirement Medical and Life Insurance
(In millions)	First Quarter 2011	First Quarter 2010	First Quarter 2011	First Quarter 2010
Service cost	$11	$14	$1	$1
Interest cost	62	68	2	3
Expected return on plan assets	(73)	(65)	—	—
Amortization of:
Prior service cost (benefit)	2	2	(7)	(8)
Net actuarial loss	11	13	1	—

Net periodic benefit cost (benefit)	$13	$32	$(3)	$(4)

The net periodic benefit cost of the corporation’s defined benefit pension plans in the first quarter of 2011 was $19 million lower than in 2010 as a result of the following:

•

An increase in the expected return on plan assets as a result of a larger amount of plan assets as of the beginning of this fiscal year as compared to the prior year due to improved asset returns during 2010 as well as a $200 million contribution into the U.S. pension plans in the fourth quarter of 2010.

•

A reduction in service cost and interest cost as a result of freezing the pension benefits under the U.S. salaried pension plans during the third quarter of 2010 as well as a reduction in interest rates.

•

The amortization of net actuarial losses decreased in 2011 despite an increase in the total amount of unamortized actuarial losses at the end of 2010 as compared to 2009. Amortization of actuarial losses declined as the total amount of unamortized actuarial losses associated with the U.S plans was reduced due to the freezing of the U.S. salaried pension plans, which also extended the amortization period. This decline in amortization was partially offset by an increase in amortization associated with the non-U.S. plans.

In 2010, the corporation classified the international household and body care businesses as discontinued operations and anticipates retaining the pension and postretirement medical obligations related to those businesses. The corporation no longer anticipates incurring service cost for the participants in those plans after these businesses are sold and this cost component is recognized in discontinued operations, while the remainder of net periodic benefit cost is recognized in continuing operations.

During the first quarter of 2011 and 2010, the corporation contributed $30 million and $5 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute approximately $110 million of cash to its defined benefit pension plans in 2011 as part of its normal funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2011 may differ from the current estimate.

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

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation was to receive an annual cash payment of 95 million euros if tobacco continued to be a legal product in the Netherlands, Germany and Belgium through July 15, 2009. The final payment associated with this contingency of $133 million, which increased diluted earnings per share for the full year by $0.19 per share, was received in the first quarter of 2010 and recorded as income on the Contingent sale proceeds line in the Consolidated Statements of Income.

10.	Income Taxes

The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	First Quarter
(In millions)	2011	2010
Continuing operations
Income before income taxes	$109	$297
Income tax expense	41	106
Effective tax rate	37.1%	35.5%

First quarter of 2011

In the first quarter of 2011, the corporation recognized tax expense of $41 million on pretax income from continuing operations of $109 million, or an effective tax rate of 37.1%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.9% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increases the 2011 estimated annual effective tax rate by 2%.

First quarter of 2010

In the first quarter of 2010, the corporation recognized tax expense of $106 million on pretax income from continuing operations of $297 million, or an effective tax rate of 35.5%. The tax expense and related effective tax rate on continuing operations was determined by applying a 27.6% estimated annual effective tax rate to pretax earnings and then recognizing $24 million of discrete tax items. The discrete tax items primarily relate to additional tax expense of $25 million to establish a valuation allowance on net operating losses and other deferred tax assets in Belgium. The 2010 estimated annual effective rate includes a charge of $32 million related to the expected repatriation of a portion of 2010 earnings, which increases the rate by 4%. The estimated annual effective tax rate also includes $16 million of non-recurring tax benefits related to the utilization of U.K. net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the first quarter of 2010 is $6 million.

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

The year-to-date net increase in the liability for unrecognized tax benefits was $39 million, resulting in an ending balance of $406 million as of October 2, 2010. There was an increase in the gross liability for uncertain tax positions of $43 million, of which $19 million relates to 2011 increases, and $1 million relates to prior year increases, and $23 million relates to unfavorable foreign currency exchange translation. This increase was offset by a decrease in the gross liability for uncertain tax positions of $4 million, of which $3 million relates to the expiration of statutes of limitation and $1 million relates to audit settlements.

At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $25 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of statutes of limitations in several jurisdictions.

The corporation’s tax returns are routinely audited by federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) has completed examinations of the company’s U.S. income tax returns through 2006. Fiscal years remaining open to examination in the Netherlands include 2003 and forward. Other foreign jurisdictions remain open to audits after 2000. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years prior to 2005.

11.	Contingencies and Commitments

Aris – This is a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint alleges unfair labor practices due to the termination of manufacturing operations in the Philippines by Aris Philippines, Inc. (Aris), a former subsidiary of the corporation. The complaint names the corporation as a party defendant. The corporation continues to believe that the plaintiffs’ claims are without merit; however, it is reasonably possible that this case will be ruled against the corporation and have a material adverse impact on the corporation’s results of operations or cash flows. For further information, see Note 14 to the financial statements, “Contingencies and Commitments,” in the company’s 2010 Annual Report.

Hanesbrands Inc. – In September 2006, the corporation spun off its branded apparel business into an independent publicly-traded company named Hanesbrands Inc. (“HBI”). In connection with the spin off, the corporation and HBI entered into a tax sharing agreement that governs the allocation of tax assets and liabilities between the parties. HBI has initiated binding arbitration claiming that it is owed $72 million from the corporation under the tax sharing agreement. The corporation believes HBI’s claims are without merit and is vigorously contesting the matter. It is anticipated that the final decision by the arbitrator will occur in 2011.

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

In addition to regular contributions, the corporation could be obligated to pay additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These withdrawal liabilities, which would be triggered if the corporation ceases to make contributions to a MEPP with respect to one or more collective bargaining units, would equal the corporation’s proportionate share of the unfunded vested benefits based on the year in which the liability is triggered. The corporation believes that certain of the MEPPs in which it participates have unfunded vested benefits, and some are significantly underfunded. Withdrawal liability triggers could include the corporation’s decision to close a plant or the dissolution of a collective bargaining unit. Due to uncertainty regarding future withdrawal liability triggers, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. Disagreements over potential withdrawal liability may lead to legal disputes.

The corporation’s regular scheduled contributions to MEPPs totaled $50 million in 2010, $49 million in 2009 and $48 million in 2008. The corporation recognized charges for partial withdrawal liabilities of approximately $23 million in 2010, $31 million in 2009, and an immaterial amount in 2011.

Competition Law – During the past few years, competition authorities in various European countries and the European Commission have initiated investigations into the conduct of consumer products companies. These investigations usually continue for several years and, if violations are found, may result in substantial fines. In connection with these investigations, Sara Lee’s household and body care business operating in Europe has received requests for information, made employees available for interviews, and been subjected to unannounced inspections by various competition authorities. Sara Lee has been imposed fines in two instances (a €3.7 million fine imposed by the Spanish Competition Authorities in the second quarter of 2010 related to claims that the corporation engaged in inappropriate activities to indirectly increase prices of its shower gel products, and a €5.5 million fine imposed by the German cartel authorities in February 2008), but no formal charges have been brought against Sara Lee concerning the substantive conduct that is the subject of these other investigations. Our practice is to comply with all laws and regulations applicable to our business, including the antitrust laws, and to cooperate with relevant regulatory authorities.

Charges for fines that already have been imposed against the corporation have been reflected in the Consolidated Statements of Income in the periods we were notified of the fines or it was probable that a loss was incurred. The total amount currently accrued for competition matters is €28 million, which represents an accrual for fines that have already been assessed and an estimate of additional fines that are probable of being imposed. Based on currently available information, it is reasonably possible the corporation may be subject to additional fines related to several of these investigations. Except for fines previously assessed or accrued by the corporation, we are unable to estimate the impact on our financial statements of additional fines, if any, that may be imposed against the corporation.

Belgian tax matter – In 1997, the corporation sold a Belgian subsidiary to an unrelated third party. At the time of the sale, the Belgian subsidiary owed a Belgian tax liability of approximately €30 million (resulting from an intercompany restructuring completed before the 1997 sale) and the third party buyer assumed all assets and liabilities of the subsidiary. In 1999, the former Belgian subsidiary, then owned by the third party buyer, declared bankruptcy and did not pay the outstanding Belgian tax liability. In 2001, the Belgian Ministry of Finance launched an investigation into the 1997 sale. In November 2009, the corporation received from the Belgian state prosecutor a notice of intent to indict the third party buyer as well as several of the corporation’s international subsidiaries and several current and former directors and officers of such subsidiaries, in connection with the 1997 sale. The notice alleges various tax-related legal violations, some of which carry criminal penalties. The corporation has agreed to a settlement with the Belgian authorities, which is subject to final approval by the Belgian Judiciary, and accrued $40 million for Belgian taxes, interest and penalties.

Nestec/Nespresso – In June 2010, Nestec/Nespresso (Nestle) filed a suit against Sara Lee Coffee and Tea France (SLCTF), a subsidiary of the corporation, alleging patent infringement for two of their European patents related to SLCTF’s use of espresso capsules. Nestle claims that damages could be as high as €50 million. The corporation believes Nestle’s claims are without merit and is vigorously contesting the matter.

12.	Subsequent events

On November 9, 2010, the corporation signed an agreement to sell its North American Fresh Bakery business to Grupo Bimbo for $959 million. The agreement will enable Grupo Bimbo to use the Sara Lee brand in the fresh bakery category throughout the world, except Western Europe, Australia and New Zealand, while the corporation retains the brand for all other categories and geographies. The sale also includes a small portion of business that is currently part of the North American Foodservice segment. The transaction, which is subject to customary closing conditions and regulatory clearances, is anticipated to close by the middle of calendar 2011.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the first quarter of 2011 compared with the first quarter of 2010 and a discussion of the changes in financial condition and liquidity during the first quarter of 2011. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – First Quarter of 2011

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information

Business Overview

Our Business

Sara Lee is a global manufacturer and marketer of high-quality, brand name products for consumers throughout the world focused primarily in the meat, bakery, and beverage products categories. Our brands include Ball Park, Douwe Egberts, Hillshire Farm, Jimmy Dean, Senseo and our namesake, Sara Lee.

In North America, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sausages, dinner sausages and deli meats as well as a variety of fresh and frozen baked products and specialty items that include bread, buns, bagels, cakes and cheesecakes. These products are sold through the retail channel to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat, bakery and beverage products to foodservice customers in North America. Internationally, the company sells coffee and tea products in Europe, Brazil, Australia and Asia through the retail and foodservice channels as well as a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

The results of the household and body care businesses, which were previously reported as a separate business segment, are being reported as discontinued operations. See Note 4 – “Discontinued Operations” for additional information. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

Summary of Results

The business highlights include the following:

•

Reported operating income for the first quarter of 2011 was $169 million, a decrease of $157 million over the same period of the prior year. The decrease was due to the cessation of the contingent sale proceeds, which was $133 million in the prior year, as well as a decline in business segment results, primarily the North American Retail, North American Fresh Bakery and International Beverage business segments. These declines were partially offset by a $30 million decrease in general corporate expenses, which was due to lower cost related to information systems implementation costs, a gain on the disposition of a corporate airplane and lower employee costs; and a $17 million improvement in mark-to-market results related to unrealized commodity derivatives.

•

Net sales for the first quarter of $2.6 billion were virtually unchanged as the negative impact of volume declines and the unfavorable impact of changes in foreign currency exchange rates were offset by pricing actions and a favorable sales mix shift.

•

Diluted earnings per share from continuing operations declined from $0.27 to $0.10 due to the cessation of the contingent sale proceeds, which was a gain of $133 million, or $0.15 per share, in the first quarter of the prior year and the negative impact of a $30 million or $0.03 per share charge for debt extinguishment costs in the current year.

•

Total cash flow from operating activities of $28 million for the first three months of 2011 showed a decline of $159 million over the prior year driven primarily by a decline in operating results and a $42 million increase in cash taxes paid, a $25 million increase in cash contributions to pension plans partially offset by an improvement in the cash used for working capital. Discontinued operations contributed $73 million of the total cash from operating activities, an increase of $5 million over the prior year.

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

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. In addition, under some of our contracts, the prices at which we sell our products are tied to increases and decreases in commodity costs. Many of the commodities we use, including coffee, wheat, beef, pork, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings. Commodity costs, excluding mark-to-market derivative gains/losses, increased by approximately $90 million in the first quarter. This increase in commodity costs was partially offset by approximately $28 million in pricing actions, resulting in a net unfavorable impact from commodities net of pricing of $62 million in the first quarter of 2011.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, approximately 40% of net sales and 50% of operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates decreased net sales by $51 million and decreased operating income by $9 million in the first quarter of 2011.

The company’s international operations also provide a significant portion of the company’s cash flow from operating activities, which is expected to require the company to continue to repatriate a significant portion of cash generated outside of the U.S. The repatriation of these funds has and is expected to continue to result in a higher effective income tax rate and cash tax payments.

Non-GAAP Measures

Management measures and reports Sara Lee’s financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). In this report, Sara Lee highlights certain items that have significantly impacted the corporation’s financial results and uses several non-GAAP financial measures to help investors understand the financial impact of these significant items. The non-GAAP financial measures used by Sara Lee in this report are adjusted net sales, adjusted operating segment income, and adjusted operating income, which exclude from a financial measure computed in accordance with GAAP the impact of significant items, the receipt of contingent sale proceeds, the impact of acquisitions and dispositions and changes in foreign currency exchange rates. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of Sara Lee’s business that, when viewed together with Sara Lee’s financial results computed in accordance with GAAP, provide a more complete understanding of factors and trends affecting Sara Lee’s historical financial performance and projected future operating results, greater transparency of underlying profit trends and greater comparability of results across periods. These non-GAAP financial measures are not intended to be a substitute for the comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

In addition, investors frequently have requested information from management regarding significant items and the impact of the contingent sale proceeds. Management believes, based on feedback it has received during earnings calls and discussions with investors, that these non-GAAP measures enhance investors’ ability to assess Sara Lee’s historical and project future financial performance. Management also uses certain of these non-GAAP financial measures, in conjunction with the GAAP financial measures, to understand, manage and evaluate our businesses, in planning for and forecasting financial results for future periods, and as one factor in determining achievement of incentive compensation. Two of the three performance measures under Sara Lee’s annual incentive plan are net sales and operating income, which are the reported amounts as adjusted for significant items and possibly other items. Operating income, as adjusted for significant items, also may be used as a component of Sara Lee’s long-term incentive plans. Many of the significant items will recur in future periods; however, the amount and frequency of each significant item varies from period to period. See Non-GAAP Measures Definitions on page 45 of this report for additional information regarding these financial measures.

Significant Items Affecting Comparability

The reported results for 2011 and 2010 reflect amounts recognized for actions associated with the corporation’s ongoing Project Accelerate and other significant amounts that impact comparability. More information on these costs can be found in Note 6 to the Consolidated Financial Statements, “Exit, Disposal and Project Accelerate Activities.” The nature of these items includes the following:

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

The corporation is currently in the process of divesting the household and body care businesses but there is more than $100 million of related overhead that is expected to remain after these businesses have been sold. The corporation will take action to eliminate the majority of these costs but it is anticipated that approximately $25 million to $30 million will remain in our cost structure in 2011. The corporation estimates that the actions to eliminate this stranded overhead will result in charges of approximately $150 million to $200 million, a portion of which will be recognized in continuing operations. The majority of these charges are expected to be incurred in 2011.

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

For continuing operations, the incremental savings resulting from Accelerate and other restructuring actions were approximately $30 million in the first quarter of 2011. The corporation anticipates annualized savings in 2011 of approximately $270-$290 million related to these actions, of which $90-$110 million is incremental to the $280 million of cumulative Accelerate savings in 2010. The company expects Accelerate costs in fiscal 2011 to be approximately $30 to $50 million.

Other Significant Items – The reported results are also impacted by other items that affect comparability. These items include, but are not limited to, impairment charges, pension partial withdrawal liability charges, debt extinguishment costs, curtailment gains (losses) and certain discrete tax matters, which include charges related to the tax on unremitted earnings, audit settlements/reserve adjustments, valuation allowance adjustments and various other tax matters.

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Quarter ended October 2, 2010			Quarter ended September 26, 2009
In millions, except per share data	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Continuing operations:
Business outsourcing costs	$(3)	$(2)	$—	$(5)	$(3)	$—
Severance charges	(5)	(3)	(0.01)	(13)	(9)	(0.01)
Accelerated depreciation	(2)	(1)	—	—	—	—

Total Project Accelerate charges	(10)	(6)	(0.01)	(18)	(12)	(0.01)

Other:
Pension partial withdrawal liability charge	—	—	—	(7)	(5)	(0.01)

Debt extinguishment costs	(30)	(19)	(0.03)	—	—	—

Impact of significant items on income from continuing operations before significant tax matters	(40)	(25)	(0.04)	(25)	(17)	(0.02)

Significant tax matters affecting comparability:
U.K. net operating loss utilization	—	—	—	—	6	0.01
Tax audit settlement/reserve adjustments	—	4	0.01	—	1	—
Tax valuation allowance adjustment	—	—	—	—	(25)	(0.04)

Impact of significant items on income from continuing operations	(40)	(21)	(0.03)	(25)	(35)	(0.05)

Discontinued operations:
Professional fees/other	(4)	(3)	(0.01)	(4)	(3)	—
Project Accelerate charges	(7)	(5)	(0.01)	—	—	—
Gain on sale of discontinued operation	255	89	0.14	—	—	—
Tax valuation allowance adjustment	—	—	—	—	47	0.07
Tax basis difference adjustment	—	2	—	—	11	0.02
Tax on unremitted earnings	—	(5)	(0.01)	—	(5)	(0.01)

Significant items impacting discontinued operations:	244	78	0.12	(4)	50	0.08

Impact of significant items on net income attributable to Sara Lee	$204	$57	$0.08	$(29)	$15	$0.03

Impact of significant items on income from continuing operations before income taxes:
Cost of sales	$(2)			$(1)
Selling, general and administrative expenses	(3)			(11)
Exit and business dispositions	(5)			(13)
Debt extinguishment costs	(30)			—

Total	$(40)			$(25)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Consolidated Results – First Quarter of 2011 Compared with First Quarter of 2010

The following table summarizes net sales and operating income for the first quarter of 2011 and 2010 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	Oct. 2, 2010	Sept. 26, 2009	Change	Percent Change
Net sales	$2,575	$2,588	$(13)	(0.5)%

Less: Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$51	$(51)

Adjusted net sales	$2,575	$2,537	$38	1.5%

Operating income	$169	$326	$(157)	(48.1)%

Less: Increase / (decrease) in operating income from:
Contingent sales proceeds	$—	$133	$(133)
Changes in foreign currency exchange rates	—	9	(9)
Project Accelerate charges	(8)	(18)	10
Accelerated depreciation	(2)	—	(2)
Pension partial withdrawal liability charge	—	(7)	7

Adjusted operating income	$179	$209	$(30)	(14.4)%

Net Sales

Net sales decreased by $13 million or 0.5%. The weakening of foreign currencies, particularly the European euro decreased reported net sales by $51 million, or 2.0%. Adjusted net sales increased by $38 million or 1.5% due to a favorable shift in sales mix and the impact of pricing actions partially offset by the negative impact of a 2.0% decline in unit volumes.

The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Quarter 2011

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	(2.0)%		2.0%		1.1%		0.4%		0.0%		(2.0)%		(0.5)%

All volume data being reported excludes the impact of commodity hog volumes as the corporation has exited nearly all of its commodity hog contracts.

Operating Income

Operating income decreased by $157 million, or 48.1%. The year-over-year net impact of the changes in contingent sale proceeds, foreign currency exchange rates, Project Accelerate charges, and the other factors identified in the preceding table decreased operating income by $127 million. Adjusted operating income decreased $30 million or 14.4% due in part to the decline in adjusted operating results for the business segments, primarily in International Beverage, North American Fresh Bakery and North American Retail business segments partially offset by the favorable impact of a $17 million improvement in unrealized commodity mark-to-market derivatives versus the prior year and a $28 million decline in general corporate expenses. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the first quarter of 2011 decreased $57 million over the prior year due to higher commodity costs and lower unit volumes partially offset by savings from continuous improvement programs, an improved sales mix and pricing actions. The gross margin percent decreased from 37.5% in the first quarter of 2010 to 35.4% in the first quarter of 2011 primarily due to the impact of higher commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	Oct. 2, 2010	Sept. 26, 2009	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$85	$72	$13	18.3%
Other	625	621	4	0.6

Total business segments	710	693	17	2.4

General corporate expenses	24	55	(31)	(57.1)
Mark-to-market derivative (gains) / losses	(5)	5	(10)	NM
Amortization of identifiable intangibles	11	11	—	(2.2)
Adjustment for noncontrolling interest	(2)	(1)	(1)	(42.1)

Total SG&A Expenses	$738	$763	$(25)	(3.3)%

Selling, general and administrative (SG&A) expenses decreased by $25 million, or 3.3%. Measured as a percent of sales, SG&A expenses decreased from 29.5% in 2010 to 28.6% in 2011. Changes in foreign currency exchange rates decreased SG&A costs by $16 million, or 2.1%. The remaining decrease in SG&A expenses is $9 million, or 1.2%. SG&A expenses in the business segments increased by $17 million, or 2.4%, due to a $13 million increase in MAP spending and the impact of the reclassification of certain shipping and handling costs previously included in Cost of sales. General corporate expenses decreased $31 million versus the prior year due to a reduction in information technology costs, lower employee benefit costs and a gain on the disposition of the corporate airplane. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives reduced SG&A expenses by $10 million due to an improvement in derivative energy contracts.

Project Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the first quarter of 2011 and 2010 reflect amounts recognized for actions associated with the corporation’s ongoing Project Accelerate business improvement and cost reduction program and other exit and disposal actions. The charge related to exit activities, asset and business dispositions was $5 million in the first quarter of 2011 versus $13 million in the first quarter of 2010. As discussed in Note 6 to the financial statements, “Exit, Disposal and Accelerate Activities,” the charges in 2011 and 2010 primarily relate to the planned termination of employees related to both European and North American operations as part of Project Accelerate.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation received an annual cash payment of 95 million euros. The 2010 annual payment, which represented the final payment to be received, was equivalent to $133 million based upon the respective exchange rates on the dates of receipt. The amount received in 2010 increased diluted earnings per share by $0.15 per share in the first quarter and by $0.19 per share for the full year.

Net Interest Expense

Net interest expense in the first quarter of 2011 was $30 million, which was $1 million higher than the first quarter of the prior year due to an increase in interest expense as interest income was unchanged year-over-year. For the year, net interest expense is expected to decline by approximately $20 million as a result of refinancing approximately $800 million of debt at lower interest rates.

Debt Extinguishment Costs

On September 7, the corporation completed a tender offer for its 6  1/4 % Notes due September 15, 2011, of which $653.3 million was tendered, and recognized a $30 million charge associated with the early extinguishment of this debt. The corporation also redeemed the remaining $456.7 million of aggregate principal outstanding of the 6  1/4% Notes on October 8, 2010. This debt was redeemed subsequent to the end of the first quarter and will result in the recognition of an additional loss related to the early extinguishment of debt in the second quarter of 2010 of approximately $25 million.

Income Tax Expense

Note 10 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense and effective tax rate for the corporation’s continuing operations:

	First Quarter
(In millions)	2011	2010
Continuing operations
Income before income taxes	$109	$297
Income tax expense	41	106
Effective tax rate	37.1%	35.5%

In the first quarter of 2011, the corporation recognized tax expense of $41 million on pretax income from continuing operations of $109 million, or an effective tax rate of 37.1%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.9% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increases the 2011 estimated annual effective rate by 2%.

In the first quarter of 2010, the corporation recognized tax expense of $106 million on pretax income from continuing operations of $297 million, or an effective tax rate of 35.5%. The tax expense and related effective tax rate on continuing operations was determined by applying a 27.6% estimated annual effective tax rate to pretax earnings and then recognizing $24 million of discrete tax items. The discrete tax items primarily relate to additional tax expense of $25 million to establish a valuation allowance on net operating losses and other deferred tax assets in Belgium. The 2010 estimated annual effective rate includes a charge of $32 million related to the expected repatriation of a portion of 2010 earnings, which increases the rate by 4%. The estimated annual effective tax rate also includes $16 million of non-recurring tax benefits related to the utilization of U.K. net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the first quarter of 2010 is $6 million.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the first quarter of 2011 was $68 million, a decrease of $123 million over the comparable period of the prior year, due to a $157 million decrease in operating income and a $30 million charge for debt extinguishment costs partially offset by a $65 million decrease in income tax expense.

The net income from continuing operations attributable to Sara Lee, which excludes the results of noncontrolling interests, was $66 million for the first quarter of 2011 and $190 million for the first quarter of 2010.

Diluted EPS from continuing operations decreased from $0.27 in the first quarter of 2010 to $0.10 in the first quarter of 2011. Diluted EPS were favorably impacted by lower average shares outstanding during the first quarter of 2011 than during the first quarter of 2010, as the average shares outstanding declined from 698 million to 655 million. The lower average shares outstanding are due to the corporation’s ongoing share repurchase program.

Discontinued Operations

Income from discontinued operations – Net sales reported by discontinued operations were $408 million in the first quarter of 2011, down 21.7% compared to the $521 million of net sales in the prior year. On a constant currency basis and excluding the impact of the disposition of businesses, net sales were down 0.2%. Pre-tax income decreased to $58 million from $65 million, driven by the impact of business dispositions of $14 million. The remaining increase in pre-tax income was due to higher sales, continuous improvement savings partially offset by a $7 million charge for exit activities. Pre-tax income was also favorably impacted by approximately $12 million of lower depreciation and amortization expense versus the prior year related to assets which are now classified as held for sale and as such are no longer subject to depreciation and amortization beginning in the second quarter of 2010 under the accounting rules.

The results of discontinued operations in the first quarter of 2011 and 2010 are related to the international household and body care businesses. The amounts reported in 2010 represent a full three months of results of operations for these businesses, while the amounts in 2011 include less than a full three months of results for these businesses due to the divestiture of the air care business in July 2010 and the Godrej Sara Lee joint venture in May 2010.

Gain on sale of discontinued operations – As noted above, the corporation completed the disposition of its air care business, which had been part of the household and body care businesses, in July 2010. It recognized a pretax gain of $255 million and an after tax gain of $89 million on the disposition. Further details regarding this transaction are included in Note 4 to the Consolidated Financial Statements, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the first quarter of 2011, the corporation reported net income of $194 million versus $287 million in the comparable period of the prior year. The $93 million decrease in net income was due to the $123 million decrease in income related to continuing operations due to the cessation of the contingent sale proceeds partially offset by a $30 million increase in net income from discontinued operations. The increase in net income from discontinued operations was due to an $89 million gain on the disposition of businesses, partially offset by a $59 decrease in income from discontinued operations. The net income attributable to Sara Lee was $192 million in the first quarter of 2011 compared to $284 million in the first quarter of 2010.

Diluted EPS decreased from $0.41 per share in the first quarter of 2010 to $0.29 per share in the first quarter of 2011. Diluted EPS were favorably impacted by lower average shares outstanding during the first quarter of 2011 than during the first quarter of 2010. The lower average shares are due to the corporation’s ongoing share repurchase program.

Operating Results by Business Segment

The results of the corporation’s household and body care businesses, which were previously reported as a separate business segment, are being reported as discontinued operations. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations.

Net sales and income before income taxes by business segment for 2011 and 2010 are as follows:

	Quarter Ended
	Net Sales		Income Before Income Taxes
(In millions)	Oct. 2, 2010	Sept. 26, 2009	Oct. 2, 2010	Sept. 26, 2009
North American Retail	$707	$659	$63	$80
North American Fresh Bakery	516	541	(1)	14
North American Foodservice	445	457	29	38
International Beverage	728	734	90	123
International Bakery	186	204	8	6

Total business segments	2,582	2,595	189	261
Intersegment sales	(7)	(7)	—	—

Total net sales and operating segment income	2,575	2,588	189	261
General corporate expense	—	—	(25)	(55)
Mark-to-market derivative gains/(losses)	—	—	14	(3)
Amortization of intangibles	—	—	(11)	(11)
Adjustment for noncontrolling interest	—	—	2	1
Contingent sale proceeds	—	—	—	133

Total net sales and operating income	2,575	2,588	169	326
Net interest expense	—	—	(30)	(29)
Debt extinguishment costs	—	—	(30)	—

Net sales and income before income taxes	$2,575	$2,588	$109	$297

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

First Quarter 2011

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	4.4%		1.3%		2.3%		(0.7)%		0.0%		0.0%		7.3%
North American Fresh Bakery	(2.4)		1.0		(3.4)		0.2		0.0		0.0		(4.6)
North American Foodservice	(17.6)		10.6		4.5		(0.2)		0.0		0.1		(2.6)
International Beverage	1.7		(0.3)		2.3		0.9		0.0		(5.5)		(0.9)
International Bakery	(3.7)		(0.1)		(2.9)		3.9		0.0		(6.2)		(9.0)

Total Continuing Business	(2.0)%		2.0%		1.1%		0.4%		0.0%		(2.0)%		(0.5)%

The following tables summarize the net sales and operating segment income for each of the business segments for 2011 and 2010 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter Ended
(In millions)	October 2, 2010	September 26, 2009	Change	Percent Change
Net sales	$707	$659	$48	7.3%

Adjusted net sales	$707	$659	$48	7.3%

Operating segment income	$63	$80	$(17)	(20.6)%

Less: Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$(1)	$(3)	$2

Adjusted operating segment income	$64	$83	$(19)	(23.0)%

Gross margin percentage	30.0%	33.3%		(3.3)%

First Quarter –

Net sales increased by $48 million, or 7.3%. Sales increased as a result of improved unit volumes, pricing actions and an improved sales mix. Unit volumes increased 4.4% due to higher volumes for breakfast sandwiches, breakfast sausages, lunchmeats and smoked sausages which more than offset volume declines for frozen bakery products. Pricing actions, net of trade promotions, increased net sales by 2%. The improved sales mix was driven in part by the sale of innovative new products in the breakfast and lunchmeat categories and the continuing exit of the lower margin commodity hog business.

Operating segment income decreased by $17 million, or 20.6%, while adjusted operating segment income decreased by $19 million, or 23.0%. The decrease in operating segment income was due to a significant increase in commodity costs net of pricing actions, higher MAP spending and higher SG&A costs related to the implementation of new information systems partially offset by an improved sales mix, savings from continuous improvement programs and higher unit volumes.

North American Fresh Bakery

	Quarter Ended
(In millions)	October 2, 2010	September 26, 2009	Change	Percent Change
Net sales	$516	$541	$(25)	(4.6)%

Adjusted net sales	$516	$541	$(25)	(4.6)%

Operating segment income (loss)	$(1)	$14	$(15)	NM

Less: Increase / (Decrease) in operating segment income from
Exit activities, asset and business dispositions	$(1)	$(1)	$—
Pension partial withdrawal liability charge	—	(7)	7

Adjusted operating segment income	$—	$22	$(22)	NM

Gross margin percentage	47.2%	47.3%		(0.1)%

First quarter–

Net sales decreased by $25 million, or 4.6% due to price reductions, in response to competitive pressure, and a decline in unit volumes partially offset by a favorable shift in sales mix. The pricing actions decreased net sales by approximately 3%. Unit volumes decreased 2.4% as an increase in branded fresh bakery volumes, due in part to the pricing actions, was offset by the decline attributable to the timing of the 4th of July holiday and a decline in private label unbranded bakery products. The lower unbranded volumes were due to increased competitive pressure and continuing weak economic conditions. The favorable sales mix resulted from the shift to branded products.

Operating segment income decreased by $15 million. The decrease in pension partial withdrawal liability charges increased operating segment income by $7 million. Adjusted operating segment income decreased by $22 million due to the negative impact of pricing actions, lower unit volumes, higher labor and employee benefit costs partially offset by the favorable impact of lower costs for key ingredients, savings from continuous improvement programs and a favorable sales mix shift to higher margin branded products.

North American Foodservice

	Quarter Ended
(In millions)	October 2, 2010	September 26, 2009	Change	Percent Change
Net sales	$445	$457	$(12)	(2.6)%

Adjusted net sales	$445	$457	$(12)	(2.7)%

Operating segment income	$29	$38	$(9)	(23.2)%

Less: Increase / (Decrease) in operating segment income from
Accelerated depreciation	$(2)	$—	$(2)

Adjusted operating segment income	$31	$38	$(7)	(20.1)%

Gross margin percentage	24.8%	26.6%		(1.8)%

First quarter –

Net sales decreased by $12 million, or 2.6%, while adjusted net sales decreased by 2.7%. The net sales decrease was due to unit volume declines for bakery and beverage products partially offset by an improved sales mix and the impact of price increases in response to an increase in commodity costs. The pricing actions increased sales by approximately 5%. Overall, net unit volumes declined 17.6% due to demand softness resulting from the continued weak economic conditions and the loss of certain contracts. The decline in bakery volumes was due primarily to the loss of a high volume, low margin pizza dough contract. Beverage volumes are down due to declines in roast and ground and coffee concentrates. The decline in coffee concentrates is due to the recent loss of a high margin liquid coffee concentrate contract, which will have a negative impact on sales and operating segment income for the remainder of the year. Meat volumes increased during the quarter, driven in part by growth in breakfast sausage.

Operating segment income decreased by $9 million, or 23.2%. The net impact of the change in accelerated depreciation charges decreased operating segment income by $2 million. Adjusted operating segment income decreased by $7 million, or 20.1%, due to lower unit volumes, including the loss of the liquid coffee business noted above, and the unfavorable impact of higher commodity costs net of pricing actions, partially offset by continuous improvement savings and lower distribution costs.

International Beverage

	Quarter Ended
(In millions)	October 2, 2010	September 26, 2009	Change	Percent Change
Net sales	$728	$734	$(6)	(0.9)%

Less: Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$38	$(38)

Adjusted net sales	$728	$696	$32	4.6%

Operating segment income	$90	$123	$(33)	(27.2)%

Less: Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$9	$(9)
Exit activities, asset and business dispositions	(2)	(2)	—

Adjusted operating segment income	$92	$116	$(24)	(20.2)%

Gross margin percentage	36.9%	39.5%		(2.6)%

First quarter–

Net sales decreased by $6 million, or 0.9%. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $38 million. Adjusted net sales increased by $32 million, or 4.6%. The increase was due to pricing actions, which included increased trade promotion activity; an increase in unit volumes; and higher green coffee export sales. Pricing actions increased net sales by approximately 2%. Unit volumes increased 1.7% due to volume growth in single serve, traditional roast and ground, concentrates and instants. Retail volumes in Europe decreased due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, which was partially offset by increases in single serve coffee volumes in France and Germany. The volume declines in Europe were offset by improved volumes in Brazil. Unit volumes in the foodservice channel increased both in Europe and Australia.

Operating segment income decreased by $33 million, or 27.2%. Changes in foreign currency exchange rates decreased operating segment income by $9 million. Adjusted operating segment income decreased by $24 million, or 20.2% due to the negative impact of $31 million of foreign currency hedging losses related to raw material purchases, higher commodity costs and higher SG&A costs, which were partially offset by the impact of pricing actions, the increase in unit volumes and the benefits of continuous improvement programs.

International Bakery

	Quarter Ended
(In millions)	October 2, 2010	September 26, 2009	Change	Percent Change
Net sales	$186	$204	$(18)	(9.0)%

Less: Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$13	$(13)

Adjusted net sales	$186	$191	$(5)	(2.8)%

Operating segment income	$8	$6	$2	48.2%

Less: Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$1	$(1)
Exit activities, asset and business dispositions	—	(7)	7

Adjusted operating segment income	$8	$12	$(4)	(27.4)%

Gross margin percentage	36.8%	39.0%		(2.2)%

First quarter –

Net sales decreased by $18 million, or 9.0%. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $13 million. Adjusted net sales decreased $5 million, or 2.8% due to the negative impact of price reductions in response to competitive pressures, which decreased net sales by approximately 3% and lower unit volumes. Net unit volumes decreased 3.7% due to a decline in fresh bread volumes in Spain, as a result of a reduction in branded sales due in part to economic and competitive pressures and volume declines in Australia. These volume declines were partially offset by increased refrigerated dough volumes in Europe.

Operating segment income increased by $2 million, or 48.2%. The net change in foreign currency exchange rates and exit activities, asset and business dispositions increased operating segment income by $7 million. Adjusted operating segment income decreased by $4 million, or 27.4% due to the negative impact of pricing actions, lower unit volumes, and an unfavorable sales mix shift to lower margin products partially offset by continuous improvement savings.

Financial Condition

The Consolidated Statements of Cash Flows include amounts related to discontinued operations. The discontinued operations had a significant impact on the cash flows from operating activities for the first three months of 2011 and 2010. See Note 4 – “Discontinued Operations” for additional information regarding cash flows related to discontinued operations.

Cash from Operating Activities

The cash from operating activities generated by continuing and discontinued operations in the first quarter of 2011 and 2010 is summarized in the following table.

	Quarter ended
(In millions)	Oct. 2, 2010	Sept. 26, 2009
Cash from Operating Activities:
Continuing Operations	$(45)	$119
Discontinued Operations	73	68

Total	$28	$187

The decrease in cash from operating activities of $159 million over the prior year was due in large part to the decline in operating income, including the impact of the change in depreciation and amortization. Cash from operations was also negatively impacted by a $25 million increase in cash contributions to pension plans and a $42 million increase in cash taxes paid. Working capital improved from a use of $145 million in 2010 to a use of $125 million in 2011. There were improvements in working capital related to accounts receivable and accounts payable due to better working capital management, which were partially offset by an increase in inventories, due in part to higher commodity costs, and an increase in other current assets.

Cash used in Investment Activities

The cash provided by investment activities was $315 million in the first quarter of 2011, which was $206 million more than the comparable period of 2010. The increase in cash provided by investment activities was due to the receipt of $355 million of cash related to the disposition of a business. This increased source of cash was partially offset by a $133 million reduction in cash received from contingent sale proceeds as the amount received in 2010 represented the final payment to be received. The cash received from derivative transactions in 2011 was $26 million as compared to $34 million in the prior year. The year-over-year change was due primarily to a decrease in cash received on the settlement of foreign exchange derivative contracts. Capital expenditures for the purchases of property, equipment, software and other intangibles increased by $9 million in 2011 from $64 million in 2010 to $73 million in 2011 due to continued expenditures for the new Kansas City meat plant.

Cash used in Financing Activities

Net cash used in financing activities was $285 million during the first quarter of 2011, which was $242 million higher than the prior year period. The year-over-year increase was due to the $373 million of cash expended for share repurchases. The increased use of cash was partially offset by a $125 million increase in the net cash received from borrowings of debt, net of repayments. In the first quarter of 2011, the corporation had net borrowings of $160 million of short-term and long-term debt as compared to net borrowings of $35 million during the first quarter of the prior year. The amount of borrowings and repayments in 2011 were impacted by significant debt issuances and redemptions. Further details regarding these transactions are included in Note 5 to the Consolidated Financial Statements, “Debt Issuances and Redemptions.” The cash dividends paid decreased by $5 million in 2011 due to fewer shares outstanding as a result of the share repurchases.

Liquidity

Notes Payable/Cash and Equivalents

The balance of notes payable at October 2, 2010 of $111 million was $64 million higher than the amount reported at July 3, 2010. The corporation had cash and cash equivalents on the balance sheet at October 2, 2010 of $1.125 billion, which was $170 million higher than the balance at July 3, 2010, due in part to the cash proceeds received from the disposition of a business.

Anticipated Business Dispositions/Use of Proceeds

Sara Lee has made substantial progress toward divesting its International Household and Body Care businesses. The company announced and closed transactions for the divestiture of the Indian insecticides business to Godrej for €185 million in the fourth quarter of 2010 and the majority of the air care business to Procter & Gamble for $355 million in early fiscal 2011. The company is also working on the announced divestiture of the global body care business to Unilever for €1.275 billion and on the announced divestiture of the non-Indian insecticides business to SC Johnson for €153.5 million. The divestiture of the non-Indian insecticides business is expected to close in calendar year 2010, and is subject to customary closing conditions and regulatory clearances. The European Commission is currently in Phase II review of the global body care divestiture to Unilever and a final decision by the commission is scheduled to be made in late November. The body care divestiture is expected to close in calendar 2010. Sara Lee is also confident it will be able to successfully divest the remaining household businesses, primarily its global shoe care and Asian cleaning businesses, based on interest from various parties. The corporation increased its net investment hedges in 2010 in order to offset the euro exposure associated with the proceeds anticipated to be generated by the divestiture of its household and body care businesses.

During 2010, Sara Lee announced a revised capital plan that focuses on share repurchase, dividend pay-out and the funded status of the company’s pension plans, while maintaining a solid investment grade credit profile.

As part of this capital plan, the company plans to buy back $2.5 to $3 billion of shares of its common stock over a three-year period. Sara Lee bought back approximately 36 million shares of common stock through an accelerated share repurchase (ASR) program begun in March 2010 and completed in the first quarter of 2011 at a total cost of $513 million, of which $500 million was paid in 2010 and an additional $13 million was paid in the first quarter of 2011 as a final settlement. The company also repurchased 24.4 million shares of common stock at a cost of $360 million in the first quarter of 2011. Sara Lee plans to repurchase $1.0 to $1.5 billion of shares during fiscal 2011, of which $125 to $425 million is expected to be repurchased in the remainder of calendar year 2010. As of October 2, 2010, approximately $2.1 billion remains authorized for share repurchase by the board of directors, in addition to the 13.5 million share authorization remaining under the prior program.

In addition, Sara Lee indicated its intention to maintain and gradually increase the corporation’s dividend. In October 2010, Sara Lee’s board of directors announced that it had increased the corporation’s dividend from $0.44 per share to $0.46 per share on an annualized basis.

The company made a $200 million voluntary cash contribution to the company’s pension plans in the fourth quarter of fiscal 2010 as part of its announced capital plan.

The company continues to evaluate the best opportunities for value creation and investment of cash, including potential acquisitions or other investments in the company’s growth.

Credit Facility and Credit Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. At October 2, 2010, the corporation did not have any borrowings outstanding under the credit facility but it did have approximately $150 million of letters of credit outstanding under this credit facility. The facility does not mature or terminate upon a credit rating downgrade.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of October 2, 2010, were as follows:

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

Debt

The corporation’s total long-term debt increased $171 million in the first quarter of 2011, from $2.7 billion at July 3, 2010, to $2.9 billion at October 2, 2010, as a result of the borrowing of approximately $890 million of long-term debt during the first quarter of 2010 which was only partially offset by repayments of other debt of $708 million. See below for additional information regarding the new borrowings and redemptions.

The corporation’s total long-term debt is due to be repaid as follows: $468 million in the remainder of 2011; $454 million in 2012; $535 million in 2013; $29 million in 2014; $77 million in 2015; $408 million in 2016 and $934 million thereafter. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

On September 7, 2010, the corporation completed a tender offer for any and all of its 6  1/4 % Notes due September 15, 2011, of which $1.11 billion aggregate principal amount was outstanding. At the time of expiration of the tender offer, $653.3 million of the 6  1/4% notes had been validly tendered. The corporation recognized a $30 million charge associated with the early extinguishment of this debt, which is reported on the Debt extinguishment costs line of the Consolidated Income Statement. On September 8, 2010, the corporation announced that it was redeeming the remaining $456.7 million of aggregate principal outstanding of the 6  1/4% Notes on October 8, 2010. This debt was redeemed subsequent to the end of the first quarter and will result in the recognition of an additional debt extinguishment charge in the second quarter of approximately $25 million. For the year, net interest expense is expected to decline approximately $20 million primarily as a result of the net impact of the debt refinancing.

The company funded a portion of the redemption of the 6  1/4 Notes with the proceeds from the sale of $400 million 2.75% Notes due in September 2015 and $400 million 4.1% Notes due in September 2020. The remaining portion of the redemption of the 6  1/4% Notes in the second quarter of 2011 will be funded by cash on hand and/or the net proceeds from commercial paper issuances.

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

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 77.0% fixed-rate debt as of October 2, 2010, as compared with 69.7% as of July 3, 2010. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Covenants

The corporation’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the corporation is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income attributable to Sara Lee plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended October 2, 2010, the corporation’s interest coverage ratio was 6.2 to 1.0.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $64 million in the remainder of 2011; $64 million in 2012; $46 million in 2013; $30 million in 2014; $23 million in 2015; $15 million in 2016 and $55 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $15 million in the remainder of 2011; $15 million in 2012; $11 million in 2013; $9 million in 2014; $8 million in 2015; $2 million in 2016 and $28 million, thereafter.

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

Pension Plans

The funded status of the corporation’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. The underfunded status of the plans was $530 million at the end of 2010 as compared to $466 million at the end of 2009. Further information on the corporation’s pension plans is contained in Note 8 to these Consolidated Financial Statements. The corporation anticipates recognizing total pension expense for its defined benefit plans of approximately $50 million in 2011.

In the first quarter of 2011, the corporation contributed $30 million to these defined benefit pension plans and the corporation anticipates that approximately $110 million of cash contributions will be made for the entire fiscal year as part of its normal funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2011 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 – Defined Benefit Pension Plans to the Consolidated Financial Statements, that are included in the corporation’s 2010 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The corporation’s regular scheduled contributions to MEPPs totaled $50 million in 2010, $49 million in 2009 and $48 million in 2008. The corporation recognized charges for withdrawal liabilities of approximately $23 million in 2010, $31 million in 2009 and an immaterial amount in 2011.

Repatriation of Foreign Earnings and Income Taxes

The corporation anticipates that it will continue to repatriate a portion of its foreign subsidiaries earnings. The tax expense associated with any return of foreign earnings will be recognized as such earnings are realized. However, the corporation pays the tax liability upon completing the repatriation action. The repatriation of foreign sourced earnings is not the only source of liquidity for the corporation. In addition to cash flow derived from operations, the corporation has access to the commercial paper market, a $1.85 billion revolving credit facility, and access to public and private debt markets as means to generate liquidity sufficient to meet its U.S. cash flow needs.

The corporation currently estimates that the continuing operation’s tax expense for the repatriation of a portion of 2011 and prior year foreign earnings to the U.S. will be approximately $16 million, with the majority of these taxes expected to be paid during 2011. In addition, the corporation has recognized $77 million of tax expense in the first quarter of 2011 related to the repatriation of the gain on the sale of the air care business. It is anticipated that the majority of the cash taxes related to this repatriation action will be paid after 2011.

Project Accelerate Liabilities

The corporation has recognized amounts for Project Accelerate and other restructuring charges. At October 2, 2010, the corporation had recognized cumulative liabilities of approximately $110 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

Guarantees

The corporation is a party to a variety of agreements under which it may be obligated to indemnify a third party with respect to certain matters. Typically, these obligations arise as a result of contracts entered into by the corporation, under which the corporation agrees to indemnify a third party against losses arising from a breach of representations and covenants related to such matters as title to assets sold, the collectability of receivables, specified environmental matters, lease obligations assumed and certain tax matters. In each of these circumstances, payment by the corporation is conditioned on the other party making a claim pursuant to the procedures specified in the contract. These procedures allow the corporation to challenge the other party’s claims. In addition, the corporation’s obligations under these agreements may be limited in terms of time and/or amount, and in some cases the corporation may have recourse against third parties for certain payments made by the corporation. It is not possible to predict the maximum potential amount of future payments under certain of these agreements, due to the conditional nature of the corporation’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the corporation under these agreements have not had a material effect on the corporation’s business, financial condition or results of operations. The corporation believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the corporation’s business, financial condition or results of operations.

The material guarantees for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which are described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is approximately $13 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

In October 2009, the Spanish tax administration upheld the challenge made by its local field examination against tax positions taken by the corporation’s Spanish subsidiaries. In November 2009, the corporation filed an appeal against this claim with the Spanish Tax Court. In April 2010, the Spanish Chief Inspector upheld a portion of the claim raised by the Spanish tax authorities, which the corporation will appeal. The corporation believes it is adequately reserved for the claim upheld by the Spanish Chief Inspector. The corporation is currently appealing the Court’s decision and has obtained a bank guarantee of €64 million as security against all allegations.

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

As outlined in the corporation’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the corporation’s control systems use analytical techniques including market value, sensitivity analysis and value at risk estimations. The value at risk estimations shown in the table below, which includes risks for the entire corporation, are intended to measure the maximum amount the corporation could lose from adverse market movements in interest rates and foreign exchange rates for a one-day period at a 95% confidence level.

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

First quarter 2011
Interest rates	$23	$23	1 day	95%
Foreign exchange	18	18	1 day	95

Year End 2010
Interest rates	$11	$12	1 day	95%
Foreign exchange	21	23	1 day	95

Interest rate value at risk increased over 2010 due to an increase in debt outstanding and the general increase in short term rate volatilities. Decreases in foreign exchange value at risk amounts in 2011 were primarily due to decreases in the value of euro based net assets.

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the first quarter of 2011 and the end of 2010, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $8 million and $2 million, respectively.

Non-GAAP Financial Measures Definitions

The following is an explanation of the non-GAAP financial measures presented in this report. “Adjusted net sales” excludes from net sales the impact of businesses acquired or divested after the start of the fiscal period and excludes the impact of an additional week in those fiscal years with 53 weeks versus 52 weeks. It also adjusts the previous year’s sales for the impact of any changes in foreign currency exchange rates. “Adjusted operating segment income” for a specified business segment or discontinued operation excludes from operating segment income the impact of significant items recognized by that portion of the business during the fiscal period and businesses acquired or divested after the start of the fiscal period. It also adjusts for the impact of an additional week in those fiscal years that include a 53rd week. It also adjusts the previous year’s operating segment income for the impact of any changes in foreign currency exchange rates. “Adjusted operating income” excludes from operating income the impact of significant items recognized during the fiscal period, contingent sale proceeds, if any, and businesses acquired or divested after the start of the fiscal period. It also adjusts for the impact of an additional week in those fiscal years that include a 53rd week. It also adjusts the previous year’s operating segment income for the impact of any changes in foreign currency exchange rates.

Significant Accounting Policies and Critical Estimates

The corporation’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2010 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the corporation are described in the Financial Review in the corporation’s 2010 Annual Report on Form 10-K.

Issued but not yet Effective Accounting Standards

A summary of new accounting pronouncements issued, but not yet effective, which are relevant to the operations of the corporation are summarized below.

Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses

On July 21, 2010 new accounting guidance was issued that significantly expands the disclosure requirements related to financing receivables and the related allowance for credit losses. Specifically, the new guidance requires, among other things, disclosure of: i) a rollforward of the allowance for credit losses along with the balance of the allowance reserve and the related financing receivable; ii) the reasons for the changes in the allowance for credit losses; iii) the aging of past due financing receivables at period end by customer class; iv) the nature of credit risk inherent in the financing receivables; and v) how the risk is analyzed and assessed in estimating the allowance for credit losses. The new guidance is to be implemented in several steps with the first implementation required in the second quarter of 2011. Trade accounts receivable with contractual maturities of one year or less that arose from the sales of goods or services are excluded from the new guidance so the corporation believes this new guidance will not result in significant new disclosures.

Forward-Looking Information

This document contains certain forward-looking statements, including the anticipated costs and benefits of restructuring, transformation and Project Accelerate actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments, projected capital expenditures, cash tax payments, pension settlement amounts and effective tax rates. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•

Sara Lee’s share repurchase and other capital plans, such as (i) future opportunities that the Board may determine present greater potential value to shareholders than the current capital plans and targets, including without limitation potential acquisitions, joint ventures or other corporate transactions, and investments in Sara Lee’s business; (ii) future operating or capital needs that require a more significant outlay of cash than currently anticipated; or (iii) future changes in facts or circumstances that may impact the anticipated accounting treatment of such activities;

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

•

Sara Lee’s international operations, such as (xi) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the euro; (xii) Sara Lee’s generation of a high percentage of its revenues from businesses outside the United States and costs to remit these foreign earnings into the U.S. to fund Sara Lee’s domestic operations, share repurchase plans, dividends, debt service and corporate costs; (xiii) the impact on Sara Lee’s business of its receipt of binding offers to purchase a large portion of its H&BC business, its intent to divest the remainder of that business and any inability to complete these transactions or to divest the remaining H&BC businesses on favorable terms; and (xiv) difficulties and costs associated with complying with U.S. laws and regulations, such as Foreign Corrupt Practices Act, applicable to entities with overseas operations, and different regulatory structures and unexpected changes in regulatory environments overseas, including without limitation potentially negative consequences from changes in anti-competition and tax laws; and (xv) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

•

Previous business decisions, such as (xvi) Sara Lee’s ability to generate margin improvement through cost reduction and efficiency initiatives, including Project Accelerate and the outsourcing of significant portions of our financial transaction processing, global IT, and global indirect procurement activities; (xvii) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows, which could impact future impairment analyses; (xviii) credit ratings issued by the three major credit rating agencies, the impact of Sara Lee’s capital plans and targets on such credit ratings and the impact these ratings and changes in these ratings may have on Sara Lee’s cost to borrow funds, access to capital/debt markets, and ability to complete the planned share repurchase; (xix) Sara Lee’s plan to refinance significant outstanding indebtedness in the next two years and the impact of potential changes in the credit environment; (xx) Sara Lee’s plan to repurchase a significant amount of its common stock and the impact of such repurchases on its earnings, cash flow and credit ratings; (xxi) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (xxii) changes in the expense for and contingent liabilities relating to multi-employer pension plans in which Sara Lee participates; and

•	Uncertainty relating to our chief executive officer position and the fact that Sara Lee’s board has initiated a process to identify a permanent successor.

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

PART II

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the first quarter of 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 4, 2010 to August 7, 2010	—	—	—	13,459,121	$2.5 billion
August 8, 2010 to September 4, 2010	24,437,804	14.73	24,437,804	13,459,121	$2.1 billion
September 5, 2010 to October 2, 2010	—	—	—	13,459,121	$2.1 billion

Total	24,437,804	14.73	24,437,804	13,459,121	$2.1 billion

(1)	Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of October 2, 2010, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 its Board of Directors had increased this repurchase program by $2.0 billion shares (for a total authorization of $3.0 billion shares). As of October 2, 2010, $873 million of shares have been repurchased under this program. There is no expiration date for either program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Fiscal Year 2011-2013 Long-Term Restricted Stock Unit Grant Program Description

10.2	Form of Fiscal Year 2011-2013 Restricted Stock Unit Grant Notice and Agreement

10.3	Fiscal Year 2011-2013 Executive Management Long-Term Incentive Program Description

10.4	Form of Fiscal Year 2011-2013 Executive Management Long-Term Incentive Program Grant Notice and Agreement

10.5	Fiscal Year 2011-2013 Stock Option Grant Program Description

10.6	Form of Stock Option Grant Notice and Agreement under the 2002 Long-Term Incentive Stock Plan

10.7	Fiscal Year 2011 Annual Incentive Plan Program Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Sara Lee Corporation Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Common Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

	By:	/s/ John P. Zyck
John P. Zyck
Interim Corporate Controller

DATE: November 10, 2010