Form 10-Q
period 2011-01-01
Sara Lee Corp
filed 2011-02-08
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

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

On January 1, 2011, the Registrant had 622,443,503 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at January 1, 2011 and July 3, 2010

(Unaudited)

In millions	January 1, 2011	July 3, 2010
Assets
Cash and equivalents	$2,151	$955
Trade accounts receivable, less allowances	1,050	1,047
Inventories
Finished goods	423	397
Work in process	26	31
Materials and supplies	445	284

	894	712
Current deferred income taxes	423	241
Other current assets	245	364
Assets held for sale	311	461

Total current assets	5,074	3,780

Property, net of accumulated depreciation of $2,430 and $2,330, respectively	1,692	1,672
Trademarks and other identifiable intangibles, net	278	254
Goodwill	993	974
Deferred income taxes	184	225
Other noncurrent assets	168	150
Noncurrent assets held for sale	1,253	1,781

	$9,642	$8,836

Liabilities and Equity
Notes payable	$312	$47
Accounts payable	783	912
Income taxes payable and current deferred taxes	15	8
Other accrued liabilities	1,446	1,179
Current maturities of long-term debt	38	2
Liabilities held for sale	340	436

Total current liabilities	2,934	2,584

Long-term debt	2,328	2,627
Pension obligation	396	448
Deferred income taxes	716	492
Other liabilities	814	762
Noncurrent liabilities held for sale	389	408
Equity
Sara Lee common stockholders’ equity	2,038	1,487
Noncontrolling interest	27	28

Total Equity	2,065	1,515

	$9,642	$8,836

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarter and Six Months ended January 1, 2011 and December 26, 2009

(Unaudited)

	Quarter ended		Six Months ended
In millions, except per share data	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
Continuing Operations
Net sales	$2,349	$2,359	$4,408	$4,406

Cost of sales	1,552	1,491	2,943	2,825
Selling, general and administrative expenses	552	567	1,046	1,089
Net charges for exit activities, asset and business dispositions	39	15	43	27
Impairment charges	—	17	—	17
Contingent sale proceeds	—	—	—	(133)

Operating income	206	269	376	581
Interest expense	28	35	62	68
Interest income	(7)	(6)	(13)	(12)
Debt extinguishment costs	25	—	55	—

Income from continuing operations before income taxes	160	240	272	525
Income tax expense (benefit)	53	(58)	95	43

Income from continuing operations	107	298	177	482

Discontinued operations
Income from discontinued operations net of tax expense (benefit) of $(211), $(3), $(191) and $(29)	236	78	271	181
Gain on sale of discontinued operations, net of tax expense of $364, nil, $530 and nil	539	—	628	—

Net income from discontinued operations	775	78	899	181

Net income	882	376	1,076	663
Less: Income from noncontrolling interests, net of tax
Discontinued operations	2	5	4	8

Net income attributable to Sara Lee	$880	$371	$1,072	$655

Amounts attributable to Sara Lee:
Net income from continuing operations	$107	$298	$177	$482
Net income from discontinued operations	773	73	895	173

Net income attributable to Sara Lee	$880	$371	$1,072	$655

Earnings per share of common stock
Basic
Income from continuing operations	$0.17	$0.43	$0.27	$0.69

Net income	$1.38	$0.53	$1.66	$0.94

Average shares outstanding	638	699	646	698

Diluted
Income from continuing operations	$0.17	$0.43	$0.27	$0.69

Net income	$1.37	$0.53	$1.65	$0.94

Average shares outstanding	642	701	649	700

Cash dividends declared per share of common stock	$0.115	$0.11	$0.115	$0.11

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the period June 27, 2009 to January 1, 2011

(Unaudited)

		Sara Lee Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at June 27, 2009	$2,070	$7	$17	$2,721	$(104)	$(605)	$34

Net income	527	—	—	506	—	—	21
Translation adjustments, net of tax	(82)	—	—	—	—	(82)	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	8	—	—	—	—	8	—
Pension/Postretirement activity, net of tax	(235)	—	—	—	—	(235)	—
Other comprehensive income activity, net of tax	2	—	—	—	—	2	—

Comprehensive income	$220						$21

Dividends on common stock	(302)	—	—	(302)	—	—	—
Dividends paid on noncontrolling interest/Other	(2)	—	—	—	—	—	(2)
Disposition of noncontrolling interest	(25)	—	—	—	—	—	(25)
Stock issuances—
Restricted stock	27	—	27	—	—	—	—
Stock option and benefit plans	19	—	19	—	—	—	—
Share repurchases and retirement	(500)	—	(47)	(453)	—	—	—
ESOP tax benefit, redemptions and other	8	—	1	—	7	—	—

Balances at July 3, 2010	1,515	7	17	2,472	(97)	(912)	28

Net income	1,076	—	—	1,072	—	—	4
Translation adjustments, net of tax	154	—	—	—	—	154	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	14	—	—	—	—	14	—
Pension/Postretirement activity, net of tax	11	—	—	—	—	11	—

Comprehensive income	$1,255						$4

Dividends on common stock	(72)	—	—	(72)	—	—	—
Dividends paid on noncontrolling interest	(3)	—	—	—	—	—	(3)
Disposition of noncontrolling interest	(2)	—	—	—	—	—	(2)
Stock issuances—
Restricted stock	19	—	10	9	—	—	—
Stock option and benefit plans	7	—	7	—	—	—	—
Share repurchases and retirement	(654)	(1)	(30)	(623)	—	—	—
ESOP tax benefit, redemptions and other	—	—	(4)	—	4	—	—

Balances at January 1, 2011	$2,065	$6	$—	$2,858	$(93)	$(733)	$27

Total comprehensive income was $781 million in the first six months of 2010, of which $772 million was attributable to Sara Lee.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months ended January 1, 2011 and December 26, 2009

(Unaudited)

	Six Months ended
In millions	Jan. 1, 2011	Dec. 26, 2009
OPERATING ACTIVITIES—
Net income	$1,076	$663
Less: Cash received from contingent sale proceeds	—	(133)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	155	181
Amortization	42	48
Impairment charges	—	17
Net (gain) loss on business dispositions	(1,158)	9
Pension contributions, net of expense	(6)	25
Increase in deferred income taxes for unremitted earnings	251	—
Tax benefit on Fresh Bakery disposition	(227)	—
Debt extinguishment costs	55	—
Other	(19)	(20)
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	8	(108)
Inventories	(115)	(3)
Other current assets	(60)	50
Accounts payable	16	(43)
Accrued liabilities	(12)	(36)
Accrued taxes	227	(178)

Net cash from operating activities	233	472

INVESTMENT ACTIVITIES—
Purchases of property and equipment	(151)	(142)
Purchases of software and other intangibles	(11)	(11)
Acquisition of businesses and investments	(31)	—
Dispositions of businesses and investments	1,988	(1)
Cash received from contingent sale proceeds	—	133
Cash received from derivative transactions	36	75
Sales of assets	9	9

Net cash received from investment activities	1,840	63

FINANCING ACTIVITIES—
Issuances of common stock	2	—
Purchases of common stock	(645)	—
Borrowings of other debt	935	32
Repayments of other debt	(1,278)	(48)
Net change in financing with less than 90-day maturities	216	1
Payments of dividends	(217)	(154)

Net cash used in financing activities	(987)	(169)

Effect of changes in foreign exchange rates on cash	110	25

Increase (decrease) in cash and equivalents	1,196	391
Add: Cash balances of discontinued operations at beginning of year	—	8
Less: Cash balances of discontinued operations at end of period	—	(19)
Cash and equivalents at beginning of year	955	951

Cash and equivalents at end of quarter	$2,151	$1,331

Supplemental Cash Flow Data:
Cash paid for restructuring actions	$51	$62
Cash contributions to pension plans	34	43
Cash paid for income taxes	183	192

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the quarter and six months ended January 1, 2011 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (corporation or company), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the six months ended January 1, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of July 3, 2010 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended July 3, 2010. The businesses comprising the former Fresh Bakery and International Household and Body Care segments are presented as discontinued operations in the corporation’s consolidated financial statements. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. Fiscal 2011 ends on July 2, 2011. The second quarter and first six months of fiscal 2011 ended on January 1, 2011 and the second quarter and first six months of fiscal 2010 ended on December 26, 2009. Each of the quarters was a thirteen-week period and each of the six month periods was a twenty-six week period. Fiscal 2011 is a 52-week year, whereas fiscal 2010 was a 53-week year. Unless otherwise stated, references to years relate to fiscal years.

Balance sheet correction – During the first quarter of 2011, the corporation corrected an error in the classification of certain asset and liability balances in the 2010 balance sheet associated with casualty losses from workers’ compensation, auto liability and general liability claims by recording a portion of the liability for these losses and the related insurance receivable as long-term. The correction of this error has resulted in a $15 million reduction to “other current assets” and a corresponding increase in “other noncurrent assets” in the 2010 balance sheet. In addition, “other accrued liabilities” was reduced by $60 million with a corresponding increase in “other liabilities” (long term). The correction of this error had a similar impact on the assets and liabilities of the former North American Fresh Bakery segment, which are now classified as held for sale on the balance sheet for all periods presented. The impact of the error on the assets and liabilities held for sale was $15 million and $79 million, respectively. The corporation has concluded that this error did not materially misstate previously issued financial statements.

As noted in the Summary of Significant Accounting Policies note to the company’s 2010 annual report, the majority of the corporation’s shipping and handling costs is being recognized in the Selling, general and administrative expenses (SG&A) line of the Consolidated Income Statement. Beginning in 2011, the corporation has begun reporting all shipping and handling costs incurred after a product is considered complete and ready for sale in SG&A. Previously, the North American Foodservice and International Beverage business segments were recognizing a portion of these costs in Cost of sales. The impact of this change is considered to be immaterial to both the consolidated quarterly and annual financial statements.

2.	Net Income (Loss) Per Share

The computation of net income (loss) per share only includes results attributable to Sara Lee and does not include earnings related to noncontrolling interests. Net income per share – basic is computed by dividing net income (loss) attributable to Sara Lee by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter and six months ended January 1, 2011, options to purchase 12.1 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and six months ended December 26, 2009, options to purchase 23.9 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. These shares are excluded from the earnings per share calculation as they are anti-dilutive.

The average shares outstanding declined in the second quarter and first six months of 2011 as compared to the second quarter and first six months of 2010 as a result of shares repurchased under the corporation’s ongoing share repurchase program. During the first six months of 2011, the corporation repurchased 41.7 million shares of common stock for $640 million. The corporation also paid $13 million as a final settlement on the accelerated share repurchase program (ASR) initiated in 2010. The ASR provided for a final settlement adjustment at termination based on the final volume weighted average stock price. As of January 1, 2011, the corporation was authorized to repurchase approximately $1.86 billion of common stock under its existing share repurchase program, plus 13.5 million shares of common stock that remain authorized for repurchase under the corporation’s prior share repurchase program. The corporation repurchases common stock at times management deems appropriate.

The following is a reconciliation of net income to net income per share – basic and diluted – for the quarter and first six months of 2011 and 2010 (per share amounts are rounded and may not add to total):

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter ended		Six Months ended
	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
Amounts attributable to Sara Lee
Income from continuing operations	$107	$298	$177	$482
Income from discontinued operations, net of tax	773	73	895	173

Net income	$880	$371	$1,072	$655

Average shares outstanding – basic	638	699	646	698
Dilutive effect of stock option and award plans	4	2	3	2

Diluted shares outstanding	642	701	649	700

Earnings per common share – Basic
Income from continuing operations	$0.17	$0.43	$0.27	$0.69

Income from discontinued operations	$1.21	$0.10	$1.38	$0.25

Net income	$1.38	$0.53	$1.66	$0.94

Earnings per common share – Diluted
Income from continuing operations	$0.17	$0.43	$0.27	$0.69

Income from discontinued operations	$1.20	$0.10	$1.38	$0.25

Net income	$1.37	$0.53	$1.65	$0.94

3.	Segment Information

The following is a general description of the corporation’s four business segments:

•	North American Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	North American Foodservice – sells a variety of meat, bakery, and beverage products to foodservice customers in North America.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

The results of the operations comprising the corporation’s former North American Fresh Bakery segment are now being reported as discontinued operations for all periods presented. See Note 4 - “Discontinued Operations” for additional information.

The following is a summary of net sales and operating segment income by business segment for the second quarter and first six months of 2011 and 2010.

	Net Sales
(In millions)	Second Quarter 2011	Second Quarter 2010	Six Months 2011	Six Months 2010

North American Retail	$754	$745	$1,461	$1,404
North American Foodservice	517	529	962	986
International Beverage	899	884	1,627	1,618
International Bakery	185	211	371	415

Total business segments	2,355	2,369	4,421	4,423
Intersegment sales	(6)	(10)	(13)	(17)

Net sales	$2,349	$2,359	$4,408	$4,406

	Income (Loss) Before Income Taxes
(In millions)	Second Quarter 2011	Second Quarter 2010	Six Months 2011	Six Months 2010
North American Retail	$88	$122	$151	$202
North American Foodservice	59	45	88	83
International Beverage	109	172	199	295
International Bakery	5	(1)	13	5

Total operating segment income	261	338	451	585
General corporate expenses	(45)	(63)	(70)	(122)
Mark-to-Market derivative gains/(losses)	(2)	2	11	1
Amortization of intangibles	(8)	(8)	(16)	(16)
Contingent sale proceeds	—	—	—	133

Operating income	206	269	376	581
Net interest expense	(21)	(29)	(49)	(56)
Debt extinguishment costs	(25)	—	(55)	—

Income before income taxes	$160	$240	$272	$525

4.	Discontinued Operations

In November 2010, the corporation signed an agreement to sell its North American fresh bakery operations to Grupo Bimbo for $959 million. As of the second quarter of 2011, the corporation has received binding offers for virtually all of its household and body care businesses. The corporation has received binding offers for the sale of its non-Indian insecticides business for €154 million; its shoe care business for €245 million; and its Asian detergents business for €37.9 million.

The businesses that formerly comprised the North American Fresh Bakery and International Household and Body Care segments are classified as discontinued operations and are presented in a separate line in the Consolidated Statements of Income for all periods presented. The assets and liabilities of these businesses to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Condensed Consolidated Balance Sheets for all periods presented.

In December 2010, the corporation completed the disposition of its global body care and European detergents business and, through the second quarter of 2011, completed the disposition of the majority of its air care business.

As noted above, on November 9, 2010, the corporation signed an agreement to sell its North American Fresh Bakery business to Grupo Bimbo for $959 million. The purchase price is subject to various adjustments, including reduction by up to $140 million if and to the extent that Grupo Bimbo is required to divest certain amounts of assets in connection with obtaining regulatory approval. The agreement will enable Grupo Bimbo to use the Sara Lee brand in the fresh bakery category throughout the world, except Western Europe, Australia and New Zealand, while the corporation retains the brand for all other categories and geographies. The sale also includes a small portion of business that is currently part of the North American Foodservice segment which is not reflected as discontinued operations as it does not meet the definition of a component pursuant to the accounting rules. The transaction, which is subject to customary closing conditions and regulatory clearances, is anticipated to close by the middle of calendar 2011.

The following is a summary of the operating results of the corporation’s discontinued operations:

	Second Quarter 2011			Second Quarter 2010
(In millions)	Net Sales	Pretax Income	Net Income	Net Sales	Pretax Income	Net Income
North American Fresh Bakery Businesses	$487	$2	$230	$499	$11	$7
International Household and Body Care businesses	365	23	6	565	64	71

Total	$852	$25	$236	$1,064	$75	$78

	First Six Months 2011			First Six Months 2010
(In millions)	Net Sales	Pretax Income (loss)	Net Income	Net Sales	Pretax Income	Net Income
North American Fresh Bakery Businesses	$1,003	$(1)	$228	$1,040	$23	$14
International Household and Body Care businesses	773	81	43	1,086	129	167

Total	$1,776	$80	$271	$2,126	$152	$181

The North American fresh bakery businesses reported a $227 million income tax benefit in the second quarter and first six months of 2011 associated with the excess tax basis related to these assets. This excess tax basis gives rise to a deferred tax asset, which will reverse upon the finalization of the sale of this business. In the first six months of 2010, the international household and body care businesses reported a net tax benefit of $38 million. The tax benefit resulted from the recognition of tax expense at the corporation’s effective tax rate, which was offset by the following tax benefits: (i) a $53 million net tax benefit related to the reversal of a tax valuation allowance on United Kingdom net operating loss carryforwards as a result of the anticipated gain from the disposition of the household and body care businesses in that country; and (ii) a $27 million tax benefit related to the anticipated utilization of U.S. capital loss carryforwards available to offset the capital gain resulting from the household and body care business disposition.

Gain on the Sale of Discontinued Operations

The global body care and European detergents businesses were sold in December 2010. Using foreign exchange rates on the date of the transaction, the corporation received cash proceeds of $1.6 billion, and reported an after tax gain on disposition of $536 million. The corporation entered into a customary transitional services agreement with the purchaser of this business to provide for the orderly separation of the business and the orderly transition of various functions and processes. The terms of the agreement apply to specific functions or actions including sales, marketing and supply chain functions as well as certain accounting, payroll and tax processing, information technology services, and other services that will be performed for certain periods of time, which in each case is less than six months. The net amount recorded under the transition services agreement, including the service fee charged by the corporation, is a receivable which has been recorded in Other current assets in the Condensed Consolidated Balance Sheet.

A majority of the air care business was sold in July 2010. Using foreign exchange rates on the date of the transaction, the corporation has received cash proceeds of $402 million to date, which represents a majority of the proceeds to be received, and reported an after tax gain on disposition of $91 million. When this business was sold, certain operations were retained, primarily in Spain, until production related to non-air care businesses ceases at the facility. Sara Lee will continue to manufacture air care products for the buyer for a period of approximately 11 months, at which point the production facility will be sold to the buyer and the final gain on the sale will be recognized. The corporation entered into a customary transition services agreement with the purchaser of this business to provide for the orderly separation of the business and the orderly transition of various functions and processes which were completed by the end of the second quarter.

(in millions) 2011	Pretax Gain on Sale	Tax Expense	After Tax Gain
Air Care Products	$270	$(179)	$91
Global Body Care and European Detergents	887	(351)	536
Other Household and Body Care businesses	1	—	1

Total	$1,158	$(530)	$628

The tax expense recognized on the sale of household and body care businesses includes a $251 million charge related to the anticipated repatriation of the cash proceeds received on the disposition of these businesses.

The following is a summary of the net assets held for sale as of January 1, 2011 and July 3, 2010, which primarily consists of the net assets of the North American fresh bakery and international household and body care businesses.

(In millions)	January 1, 2011	July 3, 2010
Trade accounts receivable	$149	$188
Inventories	122	221
Other current assets	40	52

Total current assets held for sale	311	461

Property	472	542
Trademarks and other intangibles	306	438
Goodwill	447	784
Other assets	28	17

Assets held for sale	$1,564	$2,242

Accounts payable	$109	$121
Accrued expenses and other current liabilities	215	295
Current maturities of long-term debt	16	20

Total current liabilities held for sale	340	436
Long-term debt	84	92
Other liabilities	305	316

Liabilities held for sale	$729	$844

Noncontrolling interest	$27	$28

The corporation enters into franchise agreements with independent third party contractors (“Independent Operators”) representing distribution rights to sell and distribute fresh bakery products via direct-store-delivery to retail outlets in defined sales territories. The corporation does not hold equity interests in any of the Independent Operator entities. The corporation determined that all Independent Operators are variable interest entities (VIE) of which it is the primary beneficiary, primarily as a result of Sara Lee’s debt guarantee and other route maintenance obligations. The balance sheet amounts resulting from the consolidation of these VIE’s are included in the assets and liabilities held for sale in the table above. The noncontrolling interest associated with these VIE’s were $25 million at January 1, 2011 and $23 million at July 3, 2010.

Lease obligations associated with the VIE’s are secured by the vehicles subject to lease and do not represent additional claims on the corporation’s general assets. The corporation’s maximum exposure for loss associated with the Independent Operator entities is limited to $50 million of long-term debt of the Independent Operators as of January 1, 2011.

The discontinued operations cash flows are summarized in the table below:

(In millions) – Increase / (Decrease)	Six Months ended Jan. 1, 2011	Six Months ended Dec. 26, 2009
Cash flow from operating activities	$169	$198
Cash flow from (used in) investing activities	1,962	(32)
Cash flow used in financing activities	(2,131)	(155)

Increase (decrease) in net cash of discontinued operations	—	11
Cash and cash equivalents at beginning of year	—	8

Cash and cash equivalents at end of period	$—	$19

The net cash received from investing activities primarily represents the cash proceeds received on the sale of the global body care and European detergents and air care businesses. The cash used in financing operations primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations includes only the cash noted above as most of the cash of those businesses has been retained as a corporate asset.

5.	Debt Issuances and Redemptions

On September 7, 2010, the corporation completed a tender offer for any and all of its 6  1/4 % Notes due September 15, 2011, of which $1.11 billion aggregate principal amount was outstanding. At the time of expiration of the tender offer, $653.3 million of the 6  1/4% notes had been validly tendered. On September 8, 2010, the corporation announced that it was redeeming the remaining $456.7 million of aggregate principal outstanding of the 6  1/4% Notes. This debt was redeemed on October 8, 2010. The corporation recognized a total charge of $55 million associated with the early extinguishment of this debt, of which $25 million was recognized in the second quarter of 2011. This charge is reported on the Debt extinguishment costs line of the Consolidated Income Statement.

In September 2010, the company issued $400 million 2.75% Notes due in September 2015 and $400 million 4.1% Notes due in September 2020, the proceeds of which were used to fund a portion of the redemption of the 6  1/4 Notes. The remaining portion of the redemption of the 6  1/4% Notes in the second quarter of 2011 was funded by cash on hand and the net proceeds from commercial paper issuances.

6.	Exit, Disposal and Project Accelerate Activities

As part of its ongoing efforts to improve its operational performance and reduce costs, the corporation initiated Project Accelerate (“Accelerate”) in 2009, which is a series of global initiatives designed to drive significant savings in the next three years. It is anticipated that the overall cost of the initiatives will include severance costs as well as transition costs associated with transferring services to an outside third party. An important component of Accelerate involves outsourcing pieces of the North American and European Finance (transaction processing) and Global Information Services (applications development and maintenance) groups as well as the company’s global indirect procurement activities. In addition to cost savings, this business process outsourcing will help the corporation drive standardization, increase efficiency and provide flexibility. The corporation plans to complete global implementation in 2012.

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

The corporation also incurs exit, disposition and restructuring charges for initiatives to eliminate the stranded overhead associated with the disposition of the international household and body care businesses and other initiatives outside of the scope of the projects noted above.

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

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended		Six Months ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
Selling, general and administrative expenses:
Accelerate charges	$4	$5	$7	$10

Net charges for (income from):
Exit activities	39	6	43	18
Asset and business dispositions	—	9	—	9

Decrease in income from continuing operations before income taxes	43	20	50	37
Income tax benefit (at applicable statutory rates)	(11)	(7)	(14)	(12)

Decrease in income from continuing operations	$32	$13	$36	$25

Impact on diluted EPS	$0.05	$0.02	$0.05	$0.04

The impact of these actions on the corporation’s business segments and general corporate expenses is summarized as follows:

	Quarter ended		Six Months ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
North American Retail	$—	$—	$1	$3
North American Foodservice	—	2	—	2
International Beverage	33	(2)	35	—
International Bakery	—	9	—	16

Decrease in operating segment income	33	9	36	21
Increase in general corporate expenses	10	11	14	16

Total	$43	$20	$50	$37

The following discussion provides information concerning the exit, disposal and transformation/Accelerate activities for each year where actions were initiated and material reserves exist.

2011 Actions

During 2011, the corporation approved certain actions related to exit, disposal, and Accelerate activities and recognized charges of $53 million related to these actions. Each of these activities is expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 332 employees, related to the European beverage and corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 332 targeted employees, 323 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

The corporation also recognized $49 million of charges in discontinued operations related to restructuring actions associated with the household and body care businesses.

The following table summarizes the net charges taken for the exit, disposal, Project Accelerate and other restructuring activities approved during 2011 and the related status as of January 1, 2011. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The composition of these charges and the remaining accruals are summarized below. Approximately $100 to $110 million of charges related to continuing operations are expected to be recognized in 2011, of which approximately $70 million relates to the elimination of stranded overhead resulting from the divestiture of the international household and body care businesses.

(In millions)	Employee termination and other benefits	Accelerate costs – IT and other	Total
Exit, disposal and other costs recognized during 2011	$46	$7	$53
Charges recognized in discontinued operations	43	6	49
Cash payments	(8)	(8)	(16)

Accrued costs as of January 1, 2011	$81	$5	$86

2010 Actions

During 2010, the corporation approved certain actions related to exit, disposal, and Accelerate activities and recognized charges of $117 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 1,130 employees, related to European beverage, European bakery and North American foodservice operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 1,130 targeted employees, 293 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

•	Recognized a $20 million net loss associated with the disposition of certain bakery manufacturing facilities in Spain.

The following table summarizes the significant actions completed during the first six months of 2011 and the status of the remaining accruals related to the 2010 actions as of January 1, 2011. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2010 actions. The composition of these charges and the remaining accruals are summarized below.

(In millions)	Employee termination and other benefits	Accelerate costs – IT and other	Non- cancellable Leases	Total
Accrued costs as of July 3, 2010	$40	$9	$13	$62
Cash payments	(17)	(9)	(1)	(27)
Change in estimate	(2)	—	—	(2)
Foreign exchange impacts	(2)	—	—	(2)

Accrued costs as of January 1, 2011	$19	$—	$12	$31

2009 Actions

During 2009, the corporation approved certain actions related to exit, disposal, transformation and Accelerate activities and recognized charges of $120 million related to these actions. Each of these activities was to be completed within a 12-month period after being approved and include the following:

•

Implemented a plan to terminate 984 employees, related to the European beverage and bakery operations and the corporate office group in North America, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 984 targeted employees, 16 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

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

Significant actions completed during the first six months of 2011 and the status of the remaining elements of the 2009 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2009 actions. The composition of these charges and the remaining accruals are summarized in the following table:

(In millions)	Employee termination and other benefits	Transformation/ Accelerate costs – IT and other	Total
Accrued costs as of July 3, 2010	$22	$3	$25
Cash payments	(7)	—	(7)
Change in estimate	(2)	—	(2)
Foreign exchange impacts	1	—	1

Accrued costs as of January 1, 2011	$14	$3	$17

In periods prior to 2009, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure and these actions have had minimal impact on current year results. As of January 1, 2011, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these completed actions total $17 million and primarily represent certain severance obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

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

At January 1, 2011 the maximum maturity date of any cash flow hedge was approximately three years principally related to a cross currency swap that matures in 2013. The corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $13 million at the time the underlying hedged transaction is recognized in the Consolidated Statement of Income.

Net Investment Hedge – A hedge of the exposure of changes in the underlying foreign currency denominated subsidiary net assets is declared as a net investment hedge. Net investment hedges qualify for hedge accounting. Net investment hedges can include either derivative or non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans. The effective portion of the change in the fair value of net investment hedges is recorded in the cumulative translation adjustment account within common stockholders’ equity. At January 1, 2011 and July 3, 2010, the U.S. dollar equivalent of intercompany loans and forward exchange contracts designated as net investment hedges was $5.0 billion and $4.5 billion, respectively.

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

Types of Derivative Instruments

Interest Rate and Cross Currency Swaps – To manage interest rate risk, the corporation has entered into interest rate swaps that effectively convert certain fixed-rate debt instruments into floating-rate debt instruments. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The corporation utilizes interest rate swap derivatives in order to maintain a targeted amount of both fixed-rate and floating-rate long term debt and notes payable. In the first six months of 2011, the corporation settled $235 million of interest rate swaps. Currently, the corporation has a fixed interest rate on approximately 67% of long-term debt and notes payable issued.

The corporation has issued certain foreign-denominated debt instruments and utilizes cross currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. As of January 1, 2011 and July 3, 2010, the total notional amount of the corporation’s interest rate swaps was $549 million and $761 million, respectively and the total notional amount of cross currency swaps was $747 million and $704 million, respectively. The notional value of the cross currency swaps is calculated by multiplying the euro value swapped by the exchange rate at the reporting date.

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

The principal currencies hedged by the corporation include the European euro, British pound, Danish krone, Hungarian forint, U.S. dollar, Swiss franc and Brazilian real. The net U.S. dollar equivalent of commitments to purchase and sell foreign currencies is $3,324 million and $3,326 million, respectively as of January 1, 2011 and $4,211 million and $4,066 million, respectively as of July 3, 2010, using the exchange rates as of the reporting dates. The corporation hedges virtually all foreign exchange risk derived from recorded transactions and firm commitments and only hedges foreign exchange risk related to anticipated transactions where the exposure is potentially significant.

The notional value of foreign exchange options contracts outstanding was $3 million as of January 1, 2011 and $9 million as of July 3, 2010 as determined by the ratio of the change in option value to the change in the underlying hedged item.

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

As of January 1, 2011 and July 3, 2010, the total notional amount of commodity futures contracts was $117 million and $143 million, respectively, and the total notional amount of option contracts was $9 million and $3 million, respectively. The notional amount of commodity futures contracts is determined by the initial cost of the contracts while the notional amount of options contracts is determined by the ratio of the change in option value to the change in the underlying hedged item.

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

Contingent Features/Concentration of Credit Risk

All of the corporation’s derivative instruments are governed by International Swaps and Derivatives Association (i.e. ISDA) master agreements, requiring the corporation to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the corporation’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on January 1, 2011, is $237 million for which the corporation has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on January 1, 2011, the corporation would be required to post collateral of, at most, $237 million with its counterparties.

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

Level 2 – Pricing Models with Significant Observable Inputs—Valuations are based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the asset or liability being measured, or an inactive market transaction. Circumstances when adjustments to market quoted prices may be appropriate include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. An interest rate swap derivative valued based on a LIBOR swap curve is an example of a level 2 asset or liability.

Level 3 – Pricing Models with Significant Unobservable Inputs—Valuations are based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument, which are significant to the overall fair value measurement. These assumptions are unobservable in either an active or inactive market. The inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date. A goodwill impairment test that utilizes an internally developed discounted cash flow model is an example of a level 3 asset or liability.

The carrying amounts of cash and equivalents, trade accounts receivables, accounts payable, derivative instruments and notes payable approximate fair values.

The fair values and carrying amounts of long-term debt, including the current portion, at January 1, 2011 were $2.4 billion and $2.4 billion, and at July 3, 2010 were $2.8 billion and $2.6 billion, respectively. The fair value of the corporation’s long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at January 1, 2011 and July 3, 2010 is as follows:

	Assets				Liabilities
	Other Current Assets		Other Non- Current Assets		Accrued Liabilities – Other		Other
(in millions)	Jan. 1, 2011	July 3, 2010	Jan. 1, 2011	July 3, 2010	Jan. 1, 2011	July 3, 2010	Jan. 1, 2011	July 3, 2010
Derivatives designated as hedging instruments:
Interest rate contracts (b)	$2	$4	$15	$27	$—	$—	$—	$—
Foreign exchange contracts (b)	8	143	—	—	151	2	44	153
Commodity contracts (a)	—	—	—	—	—	—	—	—

Total derivatives designated as hedging instruments	10	147	15	27	151	2	44	153

Derivatives not designated as hedging instruments:
Foreign exchange contracts (b)	28	42	—	—	42	42	—	—
Commodity contracts (a)	—	—	—	—	—	—	—	—

Total derivatives not designated as Hedging instruments	28	42	—	—	42	42	—	—

Total derivatives	$38	$189	$15	$27	$193	$44	$44	$153

(a)	Categorized as level 1: Fair value of level 1 assets and liabilities as of January 1, 2011 are nil and nil and at July 3, 2010 are nil and nil, respectively.
(b)	Categorized as level 2: Fair value of level 2 assets and liabilities as of January 1, 2011 are $53 million and $237 million and at July 3, 2010 are $216 million and $197 million, respectively.

Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the quarter and six months ended January 1, 2011, and December 26, 2009, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter ended		Quarter ended		Quarter ended		Quarter ended
(In Millions)	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
Cash Flow Derivatives:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$4	$2	$17	$15	$11	$4	$32	$21
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	13	12	3	—	16	12
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	(2)	(3)	—	—	(2)	(3)

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	178	65	—	—	178	65
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	60	—	—	—	60	—

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	—	2	—	—	—	—	—	2
Amount of Hedged Item gain(loss) recognized in earnings (e)	3	2	—	—	—	—	3	2

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	(1)	6	(2)	1	(3)	7
Amount of gain(loss) recognized in SG&A	—	—	(33)	(7)	1	3	(32)	(4)

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Six Months ended		Six Months ended		Six Months ended		Six Months ended
(In Millions)	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009

Cash Flow Derivatives:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$1	$1	$(31)	$(6)	$17	$2	$(13)	$(3)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(2)	—	(34)	(14)	3	(3)	(33)	(17)
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	(4)	(6)	1	—	(3)	(6)

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	(227)	(87)	—	—	(227)	(87)
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	51	—	—	—	51	—

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	4	7	—	—	—	—	4	7
Amount of Hedged Item gain(loss) recognized in earnings (e)	3	1	—	—	—	—	3	1

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	(18)	1	1	3	(17)	4
Amount of gain(loss) recognized in SG&A	—	—	31	41	3	—	34	41

(a)	Effective portion. For net investment derivatives, the gain/loss flows through currency translation.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, for interest rate swaps, in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest expense for foreign exchange contracts and SG&A expenses for commodity contracts.
(e)	The amount of gain (loss) recognized in earnings on the derivative contracts and the related hedged item is reported in interest expense.
(f)	The gain (loss) recognized from OCI into earnings is reported in gain on sale of discontinued operations.

8.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (benefit) for the second quarter and first six months of 2011 and 2010 are as follows:

	Pension		Postretirement Medical and Life Insurance
(In millions)	Second Quarter 2011	Second Quarter 2010	Second Quarter 2011	Second Quarter 2010
Service cost	$10	$12	$1	$1
Interest cost	58	61	2	2
Expected return on plan assets	(69)	(60)	—	—
Amortization of:
Prior service cost (benefit)	2	2	(4)	(4)
Net actuarial loss	10	13	—	—

Net periodic benefit cost (benefit)	$11	$28	$(1)	$(1)

	Pension		Postretirement Medical and Life Insurance
(In millions)	Six Months 2011	Six Months 2010	Six Months 2011	Six Months 2010
Service cost	$20	$23	$1	$1
Interest cost	115	122	3	3
Expected return on plan assets	(137)	(119)	—	—
Amortization of:
Prior service cost (benefit)	4	3	(7)	(7)
Net actuarial loss	20	26	—	—

Net periodic benefit cost (benefit)	$22	$55	$(3)	$(3)

The net periodic benefit cost of the corporation’s defined benefit pension plans in the first six months of 2011 was $33 million lower than in 2010 as a result of the following:

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

As discussed in footnote 4, Discontinued Operations, the corporation signed an agreement for the sale of the corporation’s North American fresh bakery businesses in the second quarter of 2011 which has triggered a $5 million curtailment loss to be recognized in discontinued operations. In conjunction with the curtailment, the plan assets and liabilities of this U.S. defined benefit plan were remeasured as of the date of the agreement. Based on the results of the remeasurement, the net funded position of this plan increased by approximately $30 million, which was recognized as a decrease in noncurrent pension liabilities with an offsetting decrease in the unamortized actuarial loss in AOCI. This improvement in the net funded position primarily related to an improvement in asset returns.

Beginning in the second quarter of 2011, the corporation has classified the North American fresh bakery businesses as discontinued operations and per the sales agreement, the purchaser will assume the pension and postretirement medical obligations related to those businesses. As such, the total net periodic benefit cost associated with the participants in those plans has been included in discontinued operations as these costs will not be retained after these businesses are sold and the related the pension and postretirement benefit plan net liabilities have been included in assets and/or liabilities held for sale.

During the first six months of 2011 and 2010, the corporation contributed $34 million and $43 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute approximately $190 million of cash to its defined benefit pension plans in 2011, which includes approximately $80 million of additional contributions to the company’s Dutch pension plan, subject to reaching an agreement with the Dutch unions to restructure this plan. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2011 may differ from the current estimate.

The corporation recognized a $7 million charge in the prior year to establish the estimated partial withdrawal liability for certain multi-employer pension plans. The charge was recognized in discontinued operations in the Consolidated Statements of Income as it was related to the North American fresh bakery operations.

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

10.	Income Taxes

The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	Second Quarter		Six Months
(In millions)	2011	2010	2011	2010
Continuing operations
Income before income taxes	$160	$240	$272	$525
Income tax expense (benefit)	53	(58)	95	43
Effective tax rate	32.7%	(24.4)%	34.8%	8.2%

Second quarter and First Six Months of 2011

In the second quarter of 2011, the corporation recognized tax expense of $53 million on pretax income from continuing operations of $160 million, or an effective tax rate of 32.7%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing various discrete tax items, none of which were material individually or in the aggregate.

In the first six months of 2011, the corporation recognized tax expense of $95 million on pretax income from continuing operations of $272 million, or an effective tax rate of 34.8%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.9% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increases the 2011 estimated annual effective tax rate by 2%.

Second Quarter and First Six Months of 2010

In the second quarter of 2010, the corporation recognized a tax benefit of $58 million on pretax income from continuing operations of $240 million, or a negative effective tax rate of (24.4%). The tax benefit and related effective tax rate on continuing operations were impacted by recognizing $113 million of discrete tax benefits related to the following items:

•	$93 million primarily from the settlement during the quarter of tax audits in the United Kingdom, Hungary, Spain, the United States, and various state and local jurisdictions.

•	$20 million from the release of a valuation allowance on the deferred tax assets of the corporation’s Brazilian subsidiaries.

In the first six months of 2010, the corporation recognized tax expense of $43 million on pretax income from continuing operations of $525 million, or an effective tax rate of 8.2%. The tax expense and related effective tax rate on continuing operations was determined by applying a 25.7% estimated annual effective tax rate to pretax earnings and then recognizing $89 million of discrete tax benefits. The discrete tax items relate to the following:

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

Annual Effective Tax Rate

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

The year-to-date net increase in the liability for unrecognized tax benefits was $34 million, resulting in an ending balance of $401 million as of January 1, 2011. There was an increase in the gross liability for uncertain tax positions of $94 million, of which $77 million relates to 2011 increases,$2 million relates to prior year increases, and $15 million relates to unfavorable foreign currency exchange translation. This increase was offset by a decrease in the gross liability for uncertain tax positions of $60 million, of which $55 million relates to the expiration of statutes of limitation and $5 million relates to audit settlements.

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

Hanesbrands Inc.– In September 2006, the corporation spun off its branded apparel business into an independent publicly-traded company named Hanesbrands Inc. (“HBI”). In connection with the spin off, the corporation and HBI entered into a tax sharing agreement that governs the allocation of tax assets and liabilities between the parties. HBI has initiated binding arbitration claiming that it is owed $72 million from the corporation under the tax sharing agreement. The corporation believes HBI’s claims are without merit and is vigorously contesting the matter. It is anticipated that the final decision by the arbitrator will occur in 2011.

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

The corporation’s regular scheduled contributions to MEPPs related to its continuing operations totaled approximately $7 million in 2010, 2009 and 2008, respectively.

Competition Law – During the past few years, competition authorities in various European countries and the European Commission have initiated investigations into the conduct of consumer products companies. These investigations usually continue for several years and, if violations are found, may result in substantial fines. In connection with these investigations, Sara Lee’s household and body care business operating in Europe has received requests for information, made employees available for interviews, and been subjected to unannounced inspections by various competition authorities. Sara Lee has been imposed fines in three instances (a €4.0 million fine imposed by the Italian Cartel Authority in the second quarter of 2011; a €3.7 million fine imposed by the Spanish Competition Authorities in the second quarter of 2010; and a €5.5 million fine imposed by the German cartel authorities in February 2008), but no formal charges have been brought against Sara Lee concerning the substantive conduct that is the subject of these other investigations. Our practice is to comply with all laws and regulations applicable to our business, including the antitrust laws, and to cooperate with relevant regulatory authorities.

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

Belgian tax matter – In 1997, the corporation sold a Belgian subsidiary to an unrelated third party. At the time of the sale, the Belgian subsidiary owed a Belgian tax liability of approximately €30 million (resulting from an intercompany restructuring completed before the 1997 sale) and the third party buyer assumed all assets and liabilities of the subsidiary. In 1999, the former Belgian subsidiary, then owned by the third party buyer, declared bankruptcy and did not pay the outstanding Belgian tax liability. In 2001, the Belgian Ministry of Finance launched an investigation into the 1997 sale. In November 2009, the corporation received from the Belgian state prosecutor a notice of intent to indict the third party buyer as well as several of the corporation’s international subsidiaries and several current and former directors and officers of such subsidiaries, in connection with the 1997 sale. The notice alleges various tax-related legal violations, some of which carry criminal penalties. The corporation has agreed to a settlement with the Belgian authorities, which is subject to final approval by the Belgian Judiciary, and has funded €32 million for Belgian taxes, interest and penalties.

Nestec/Nespresso – In June 2010, Nestec/Nespresso (Nestle) filed a suit against Sara Lee Coffee and Tea France (SLCTF), a subsidiary of the corporation, alleging patent infringement related to Sara Lee’s sale and distribution of espresso capsules. In addition, on January 19, 2011, Nestle filed a similar suit against Sara Lee Coffee and Tea in the Netherlands (SLCT) after SLCT began selling espresso capsules in that country. In the lawsuit filed in France, Nestle claims that damages could be as high as €50 million. The corporation believes Nestle’s claims are without merit and is vigorously contesting the matter.

12.	Subsequent Event

In January 2011, the corporation announced that its board of directors has agreed in principle to divide the company into two separate, publicly traded companies which is expected to be completed in early calendar 2012. Under this plan, Sara Lee’s North American Retail and North American Foodservice businesses (excluding the North American Beverage business) will be spun off, tax-free, into a new public company that will retain the “Sara Lee” name. The other company will consist of Sara Lee’s current International Beverage and International Bakery businesses, as well as the North American beverage business. The separation plan is subject to final approval by the board of directors, other customary approvals and the receipt of an IRS tax ruling.

In conjunction with this planned separation, the board of directors intends to declare a $3.00 per share special dividend on the corporation’s common stock, the majority of which will be funded with proceeds from the sale of the North American Fresh Bakery business. The special dividend is expected to be declared and paid in fiscal 2012 and before the completion of the spin-off of Sara Lee’s North American Retail and North American Foodservice businesses.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the second quarter and first six months of 2011 compared with the second quarter and first six months of 2010 and a discussion of the changes in financial condition and liquidity during the first six months of 2011. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – Second Quarter and First Six Months of 2011

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information

Business Overview

Our Business

Sara Lee is a global manufacturer and marketer of high-quality, brand name products for consumers throughout the world focused primarily in the meat and beverage products categories. Our brands include Ball Park, Douwe Egberts, Hillshire Farm, Jimmy Dean, Senseo and our namesake, Sara Lee.

In North America, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sausages, dinner sausages and deli meats as well as a variety of frozen baked products. These products are sold through the retail channel to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat, bakery and beverage products to foodservice customers in North America. Internationally, the company sells coffee and tea products in Europe, Brazil, Australia and Asia through the retail and foodservice channels as well as a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

The results of the North American fresh bakery businesses and the international household and body care businesses, which were previously reported as separate business segments, are being reported as discontinued operations. See Note 4 – “Discontinued Operations” for additional information. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

Summary of Results

The business highlights include the following:

•

Net sales for the second quarter of $2.3 billion were $10 million lower than the prior year due to the negative impact of volume declines and the unfavorable impact of changes in foreign currency exchange rates partially offset by an improved sales mix shift and pricing actions.

•

Reported operating income for the second quarter of 2011 was $206 million, a decrease of $63 million over the same period of the prior year. The decrease was due to a decline in business segment results, primarily the North American Retail and International Beverage business segments caused by a significant increase in commodity costs. These declines were partially offset by a $18 million decrease in general corporate expenses, which was due to lower cost related to information systems implementation costs and lower employee costs.

•

Diluted earnings per share from continuing operations for the quarter declined from $0.43 to $0.17 due to the negative impact of a $111 million increase in income tax expense, a $63 million decline in operating income and a $25 million or $0.02 per share charge for debt extinguishment costs in the current quarter.

•

Total cash flow from operating activities of $233 million for the first six months of 2011 showed a decline of $239 million over the prior year driven primarily by a decline in operating results, an increase in cash used to fund working capital needs, excluding income taxes, as well as a $29 million decline in cash contributed by discontinued operations. The cash flow from operating activities for the discontinued operations declined from $198 million in the first six months of 2010 to $169 million in the first six months of 2011, due in large part to the impact of business dispositions.

•

In January 2011, the corporation announced that its board of directors has agreed in principle to divide the company into two separate, publicly traded companies, which is expected to be completed in early calendar 2012. Under this plan, Sara Lee’s North American Retail and North American Foodservice businesses (excluding the North American Beverage business) will be spun off, tax-free, into a new public company that will retain the “Sara Lee” name. The other company will consist of Sara Lee’s current International Beverage and Bakery business, as well as the North American beverage business. The separation plan is subject to final approval by the board of directors, other customary approvals and the receipt of an IRS tax ruling.

Challenges and Risks

As an international consumer products company, we face certain risks and challenges that impact our business and financial performance. The risks and challenges described below have impacted our performance and are likely to impact our future results as well.

The food businesses are highly competitive. In many product categories, we compete not only with widely advertised branded products, but also with private label products that are generally sold at lower prices. As a result, from time to time, we may need to reduce the prices for some of our products to respond to competitive pressures. In addition, the previous turmoil in the financial markets has led to general economic weakness, which has negatively impacted our business. The continued economic uncertainty may also result in increased pressure to reduce the prices for some of our products, limit our ability to increase or maintain prices or lead to a continued shift toward private label products. Any reduction in prices or our inability to increase prices could negatively impact profit margins and the overall profitability of our reporting units, which could potentially trigger a goodwill impairment.

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. In addition, under some of our contracts, the prices at which we sell our products are tied to increases and decreases in commodity costs. Many of the commodities we use, including coffee, wheat, beef, pork, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings. Commodity costs, excluding mark-to-market derivative gains/losses, increased by $219 million in the first six months of 2011. This increase in commodity costs was partially offset by approximately $123 million in pricing actions, resulting in a net unfavorable impact from commodities net of pricing of $96 million in the first six months of 2011.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, approximately half of the company’s net sales and operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates decreased net sales by $106 million and decreased operating income by $19 million in the first six months of 2011.

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

In addition, investors frequently have requested information from management regarding significant items and the impact of the contingent sale proceeds. Management believes, based on feedback it has received during earnings calls and discussions with investors, that these non-GAAP measures enhance investors’ ability to assess Sara Lee’s historical and project future financial performance. Management also uses certain of these non-GAAP financial measures, in conjunction with the GAAP financial measures, to understand, manage and evaluate our businesses, in planning for and forecasting financial results for future periods, and as one factor in determining achievement of incentive compensation. Two of the three performance measures under Sara Lee’s annual incentive plan are net sales and operating income, which are the reported amounts as adjusted for significant items and possibly other items. Operating income, as adjusted for significant items, also may be used as a component of Sara Lee’s long-term incentive plans. Many of the significant items will recur in future periods; however, the amount and frequency of each significant item varies from period to period. See Non-GAAP Measures Definitions at the back of this report for additional information regarding these financial measures.

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

The corporation is currently in the process of divesting the household and body care businesses but there is more than $100 million of related overhead that is expected to remain after these businesses have been sold. The corporation will take action to eliminate the majority of these costs but it is anticipated that approximately $25 million to $30 million will remain in our cost structure in 2011. The corporation estimates that the actions to eliminate this stranded overhead will result in charges of approximately $240 million, a portion of which will be recognized in continuing operations. The majority of these charges are expected to be incurred in 2011.

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

For continuing operations, the incremental savings resulting from Accelerate and other restructuring actions were approximately $50 million in the first six months of 2011. The corporation anticipates annualized savings in 2011 of approximately $220-$240 million related to these actions, of which $75-$95 million is incremental to the $145 million of cumulative Accelerate savings in 2010. The company expects Accelerate costs in fiscal 2011 to be approximately $30 to $40 million.

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

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Quarter ended Jan. 1, 2011			Quarter ended Dec. 26, 2009
In millions, except per share data	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Continuing operations:
Business outsourcing costs	$(2)	$(2)	$—	$(5)	$(4)	$(0.01)
Severance charges	—	—	—	(1)	—	—
Lease exit costs	—	—	—	(5)	(3)	—
Business disposition costs	(2)	(1)	—	(9)	(6)	(0.01)

Total Project Accelerate charges	(4)	(3)	—	(20)	(13)	(0.02)

Other:
International stranded overhead – severance	(39)	(29)	(0.04)	—	—	—
Impairment charges	—	—	—	(17)	(11)	(0.02)
Debt extinguishment costs	(25)	(16)	(0.02)	—	—	—

Impact of significant items on income from continuing operations before significant tax matters	(68)	(48)	(0.07)	(37)	(24)	(0.03)

Significant tax matters affecting comparability:
U.K. net operating loss utilization	—	—	—	—	6	0.01
Tax audit settlement/reserve adjustments	—	2	—	—	93	0.14
Tax valuation allowance adjustment	—	—	—	—	20	0.03

Impact of significant items on income from continuing operations	(68)	(46)	(0.07)	(37)	95	0.14

Discontinued operations:
Professional fees/other	(5)	(4)	(0.01)	(11)	(10)	(0.01)
Exit activities	(34)	(24)	(0.04)	—	—	—
Accelerated depreciation	(1)	(1)	—	—	—	—
Pension curtailment loss	(1)	—	—	(11)	(9)	(0.01)
Gain on sale of discontinued operations	903	539	0.84	—	—	—
Tax basis difference – Fresh Bakery	—	227	0.35	—	—	—
Tax basis difference – H&BC	—	(4)	(0.01)	—	—	—
Tax audit settlement	—	—	—	—	(6)	(0.01)
Capital loss carryforward utilization	—	—	—	—	27	0.04
Tax valuation allowance adjustment	—	(2)	—	—	6	0.01
Tax on unremitted earnings	—	(1)	—	—	—	—

Significant items impacting discontinued operations:	862	730	1.13	(22)	8	0.01

Impact of significant items on net income attributable to Sara Lee	$794	$684	$1.06	$(59)	$103	$0.15

Impact of significant items on income from continuing operations before income taxes:
Selling, general and administrative expenses	$(4)			$(5)
Exit and business dispositions	(39)			(15)
Impairment charges	—			(17)
Debt extinguishment costs	(25)			—

Total	$(68)			$(37)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Six Months ended Jan. 1, 2011			Six Months ended Dec. 26, 2009
In millions, except per share data	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Continuing operations:
Business outsourcing costs	$(5)	$(4)	$(0.01)	$(10)	$(7)	$(0.01)
Severance charges	(4)	(2)	—	(13)	(9)	(0.01)
Lease exit costs	—	—	—	(5)	(3)	—
Business disposition costs	(2)	(1)	—	(9)	(6)	(0.01)
Accelerated depreciation	(2)	(1)	—	—	—	—

Total Project Accelerate charges	(13)	(8)	(0.02)	(37)	(25)	(0.03)

Other:
International stranded overhead – severance	(39)	(29)	(0.04)	—	—	—
Impairment charges	—	—	—	(17)	(11)	(0.02)

Debt extinguishment costs	(55)	(35)	(0.05)	—	—	—

Impact of significant items on income from continuing operations before significant tax matters	(107)	(72)	(0.11)	(54)	(36)	(0.05)

Significant tax matters affecting comparability:
U.K. net operating loss utilization	—	—	—	—	12	0.02
Tax audit settlement/reserve adjustments	—	6	0.01	—	94	0.14
Tax valuation allowance adjustment	—	—	—	—	(5)	(0.01)

Impact of significant items on income from continuing operations	(107)	(66)	(0.10)	(54)	65	0.09

Discontinued operations:
Professional fees/other	(9)	(7)	(0.01)	(15)	(13)	(0.02)
Exit activities	(42)	(30)	(0.05)	(1)	—	—
Accelerated depreciation	(1)	(1)	—	—	—	—
Pension curtailment loss	(1)	—	—	(11)	(9)	(0.01)
Pension partial withdrawal liability charge	—	—	—	(7)	(5)	(0.01)
Gain on sale of discontinued operation	1,158	628	0.97	—	—	—
Tax basis difference – Fresh Bakery	—	227	0.35	—	—	—
Tax basis difference – H&BC	—	(2)	—	—	11	0.02
Tax audit settlement	—	—	—	—	(6)	(0.01)
Capital loss carryforward utilization	—	—	—	—	27	0.04
Tax valuation allowance adjustment	—	(2)	—	—	53	0.08
Tax on unremitted earnings	—	(6)	(0.01)	—	(5)	(0.01)

Significant items impacting discontinued operations:	1,105	807	1.24	(34)	53	0.08

Impact of significant items on net income attributable to Sara Lee	$998	$741	$1.14	$(88)	$118	$0.17

Impact of significant items on income from continuing operations before income taxes:
Cost of sales	$(2)			$—
Selling, general and administrative expenses	(7)			(10)
Exit and business dispositions	(43)			(27)
Impairment charges	—			(17)
Debt extinguishment costs	(55)			—

Total	$(107)			$(54)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Consolidated Results – Second Quarter of 2011 Compared with Second Quarter of 2010

The following table summarizes net sales and operating income for the second quarter of 2011 and 2010 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change
Net sales	$2,349	$2,359	$(10)	(0.4)%

Less: Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$55	$(55)
Acquisition	3	—	3

Adjusted net sales	$2,346	$2,304	$42	1.8%

Operating income	$206	$269	$(63)	(23.5)%

Less: Increase / (decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$10	$(10)
Exit activities/Project Accelerate charges	(43)	(20)	(23)
Impairment charge	—	(17)	17

Adjusted operating income	$249	$296	$(47)	(16.1)%

Net Sales

Net sales decreased by $10 million or 0.4%. The weakening of foreign currencies, particularly the European euro decreased reported net sales by $55 million, or 2.4%. Adjusted net sales increased by $42 million or 1.8% due to a favorable shift in sales mix, the impact of pricing actions taken to offset higher commodity costs and higher green coffee export sales, partially offset by the negative impact of a 5.8% decline in unit volumes.

The following table summarizes the components of the percentage change in net sales as compared to the prior year:

Second Quarter 2011

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	(5.8)%		3.6%		3.1%		0.9%		0.2%		(2.4)%		(0.4)%

All volume data being reported excludes the impact of commodity hog volumes as the corporation has exited nearly all of its commodity hog contracts.

Operating Income

Operating income decreased by $63 million, or 23.5%. The year-over-year net impact of the changes in foreign currency exchange rates, Project Accelerate charges, and the other factors identified in the preceding table decreased operating income by $16 million. Adjusted operating income decreased $47 million or 16.1% due in part to the decline in adjusted operating results for the business segments, primarily in North American Retail and International Beverage business segments partially offset by the favorable impact of a $16 million decline in general corporate expenses. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the second quarter of 2011 decreased $71 million over the prior year due to higher commodity costs and lower unit volumes partially offset by savings from continuous improvement programs, an improved sales mix and pricing actions. The gross margin percent decreased from 36.8% in the second quarter of 2010 to 33.9% in the second quarter of 2011 primarily due to the impact of higher commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$93	$91	$2	2.4%
Other	415	414	1	0.2

Total business segments	508	505	3	0.6

General corporate expenses	37	56	(19)	(33.7)
Mark-to-market derivative (gains) / losses	(1)	(2)	1	54.3
Amortization of identifiable intangibles	8	8	—	0.3

Total SG&A Expenses	$552	$567	$(15)	(2.7)%

Selling, general and administrative (SG&A) expenses decreased by $15 million, or 2.7%. Measured as a percent of sales, SG&A expenses decreased from 24.1% in 2010 to 23.5% in 2011. Changes in foreign currency exchange rates decreased SG&A costs by $17 million, or 3.1%. The remaining increase in SG&A expenses is $2 million, or 0.4%. SG&A expenses in the business segments increased by $3 million, or 0.6%, due to a $2 million increase in MAP spending and the impact of the reclassification of certain shipping and handling costs previously included in Cost of sales. General corporate expenses decreased $19 million versus the prior year due to a reduction in information technology costs and lower employee benefit costs. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives increased SG&A expenses by $1 million.

Project Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the second quarter of 2011 and 2010 reflect amounts recognized for actions associated with the corporation’s ongoing Project Accelerate business improvement and cost reduction program and other exit and disposal actions. The charge related to exit activities, asset and business dispositions was $39 million in the second quarter of 2011 versus $15 million in the second quarter of 2010. As discussed in Note 6 to the financial statements, “Exit, Disposal and Accelerate Activities,” the charges in 2011 and 2010 primarily relate to the planned termination of employees related to both European and North American operations as part of Project Accelerate.

Net Interest Expense

Net interest expense in the second quarter of 2011 was $21 million, which was $8 million lower than the second quarter of the prior year due to a decrease in interest expense as interest income was virtually unchanged year-over-year. For the year, net interest expense is expected to decline by approximately $20 million as a result of refinancing approximately $800 million of debt at lower interest rates.

Debt Extinguishment Costs

The corporation redeemed $456.7 million of aggregate principal outstanding of the 6  1/4% Notes on October 8, 2010, which resulted in the recognition of a loss related to the early extinguishment of debt in the second quarter of 2011 of $25 million.

Income Tax Expense

Note 10 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense and effective tax rate for the corporation’s continuing operations:

	Second Quarter
(In millions)	2011	2010
Continuing operations
Income before income taxes	$160	$240
Income tax expense	53	(58)
Effective tax rate	32.7%	(24.4)%

In the second quarter of 2011, the corporation recognized tax expense of $53 million on pretax income from continuing operations of $160 million, or an effective tax rate of 32.7%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.9% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increases the 2011 estimated annual effective rate by 2%.

In the second quarter of 2010, the corporation recognized a tax benefit of $58 million on pretax income from continuing operations of $240 million, or a negative effective tax rate of (24.4)%. The tax benefit and related effective tax rate on continuing operations were impacted by recognizing $113 million of discrete tax benefits related to the following items:

•	$93 million primarily from the settlement of tax audits in the United Kingdom, Hungary, Spain, the United States, and various state and local jurisdictions.

•	$20 million from the release of a valuation allowance on the deferred tax assets of the corporation’s Brazilian subsidiaries.

The 2010 estimated annual effective rate included a charge of $35 million related to the expected repatriation of a portion of 2010 earnings, which increases the rate by 4%. The estimated annual effective tax rate also included $18 million of non-recurring tax benefits related to the utilization of U.K. net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the second quarter is $6 million.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the second quarter of 2011 was $107 million, a decrease of $191 million over the comparable period of the prior year, due to a $63 million decrease in operating income, a $25 million charge for debt extinguishment costs and a $111 million increase in income tax expense partially offset by a $8 million decrease in net interest expense.

The net income from continuing operations attributable to Sara Lee, which excludes the results of noncontrolling interests, was $107 million for the second quarter of 2011 and $298 million for the second quarter of 2010.

Diluted EPS from continuing operations decreased from $0.43 in the second quarter of 2010 to $0.17 in the second quarter of 2011. Diluted EPS were favorably impacted by lower average shares outstanding during the second quarter of 2011 than during the second quarter of 2010, as the average shares outstanding declined from 701 million to 642 million. The lower average shares outstanding are due to the corporation’s ongoing share repurchase program.

Discontinued Operations

The following is a summary of the operating results of the corporation’s discontinued operations:

	Second Quarter 2011			Second Quarter 2010
(In millions)	Net Sales	Pretax Income	Net Income	Net Sales	Pretax Income	Net Income
North American Fresh Bakery businesses	$487	$2	$230	$499	$11	$7
International Household and Body Care businesses	365	23	6	565	64	71

Total	$852	$25	$236	$1,064	$75	$78

Net sales reported by discontinued operations were $852 million in the second quarter of 2011, down 19.9% compared to the $1,064 million of net sales in the prior year. Net sales related to the fresh bakery operations declined $12 million as a result of the negative impact of pricing actions partially offset by an improved sales mix. The household and body care sales declined $200 million due to the impact of divestitures which reduced sales by $203 million.

Pre-tax income decreased from $75 million to $25 million, driven by the $32 million impact of the disposition of household and body care businesses and the $34 million impact of exit and business disposition costs in the current year, which relate to the household and body care businesses. The decline in the fresh bakery pretax income was due to the negative impact of pricing actions, partially offset by an improved sales mix, continuous improvement savings, lower commodity costs and the impact of the cessation of depreciation. Pretax income for fresh bakery was favorably impacted by approximately $13 million of lower depreciation and amortization expense versus the prior year related to assets which are now classified as held for sale and as such are no longer subject to depreciation and amortization under the accounting rules. The household and body care pretax income declined by $41 million due to the $32 million impact of dispositions noted above.

The North American fresh bakery businesses reported a $227 million income tax benefit in the second quarter of 2011 associated with the excess tax basis related to these assets. This excess tax basis gives rise to a deferred tax asset, which will reverse upon the finalization of the sale of this business. In the second quarter of 2010, the international household and body care businesses reported a net tax benefit due to the anticipated utilization of capital loss carryforwards precipitated by the anticipated sale of these businesses.

The amounts reported in 2011 and 2010 for the fresh bakery businesses represent a full three months of results of operations for these businesses. The amounts reported in 2010 for the household and body care businesses represent a full three months of results of operations for these businesses, while the amounts in 2011 include less than a full three months of results for these businesses due to the divestiture of the European body care business in December 2010, the air care business in July 2010 and the Godrej Sara Lee joint venture in May 2010.

Gain on sale of discontinued operations – the corporation recognized a pretax gain of $903 million and an after tax gain of $539 million in the second quarter of 2011, which primarily relates to the disposition of the global body care and European detergents businesses. Further details regarding this transaction are included in Note 4 to the Consolidated Financial Statements, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the second quarter of 2011, the corporation reported net income of $882 million versus $376 million in the comparable period of the prior year. The $506 million increase in net income was due to a $697 million increase in net income from discontinued operations partially offset by the $191 million decrease in income related to continuing operations. The increase in net income from discontinued operations was due to a $539 million gain on the disposition of businesses and a $158 million increase in income from discontinued operations. The net income attributable to Sara Lee was $880 million in the second quarter of 2011 compared to $371 million in the second quarter of 2010.

Diluted EPS increased from $0.53 per share in the second quarter of 2010 to $1.37 per share in the second quarter of 2011 due to the increase in net income from discontinued operations. Diluted EPS were also favorably impacted by lower average shares outstanding during the second quarter of 2011 than during the second quarter of 2010. The lower average shares are due to the corporation’s ongoing share repurchase program.

Consolidated Results – First Six Months of 2011 Compared with First Six Months of 2010

The following table summarizes net sales and operating income for the first six months of 2011 and 2010 and certain items that affected the comparability of these amounts:

	Six Months ended
Total Corporation Performance (In millions)	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change
Net sales	$4,408	$4,406	$2	0.1%

Less: Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$106	$(106)
Acquisition	3	—	3

Adjusted net sales	$4,405	$4,300	$105	2.4%

Operating income	$376	$581	$(205)	(35.2)%

Less: Increase / (decrease) in operating income from:
Contingent sales proceeds	$—	$133	$(133)
Changes in foreign currency exchange rates	—	19	(19)
Exit activities/Project Accelerate charges	(50)	(37)	(13)
Accelerated depreciation	(2)	—	(2)
Impairment charges	—	(17)	17

Adjusted operating income	$428	$483	$(55)	(11.4)%

Net Sales

Net sales increased by $2 million or 0.1%. The weakening of foreign currencies, particularly the European euro decreased reported net sales by $106 million, or 2.4%. Adjusted net sales increased by $105 million or 2.4% due to a favorable shift in sales mix, the impact of pricing actions and higher green coffee export sales, partially offset by the negative impact of a 4.1% decline in unit volumes.

The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Six Months 2011

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	(4.1)%		3.0%		2.8%		0.7%		0.1%		(2.4)%		0.1%

All volume data being reported excludes the impact of commodity hog volumes as the corporation has exited nearly all of its commodity hog contracts.

Operating Income

Operating income decreased by $205 million, or 35.2%. The year-over-year net impact of the changes in contingent sale proceeds, foreign currency exchange rates, Project Accelerate charges, and the other factors identified in the preceding table decreased operating income by $150 million. Adjusted operating income decreased $55 million or 11.4% due in part to the decline in adjusted operating results for the business segments, primarily in the North American Retail and International Beverage business segments partially offset by the favorable impact of a $10 million improvement in unrealized commodity mark-to-market derivatives versus the prior year and a $48 million decline in general corporate expenses. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars decreased $116 million over the prior year due to higher commodity costs and lower unit volumes partially offset by savings from continuous improvement programs, an improved sales mix and pricing actions. The gross margin percent decreased from 35.9% in 2010 to 33.3% in 2011 primarily due to the impact of higher commodity costs.

Selling, General and Administrative Expenses

	Six Months ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$169	$154	$15	10.1%
Other	805	804	1	0.1

Total business segments	974	958	16	1.7

General corporate expenses	60	114	(54)	(47.6)
Mark-to-market derivative (gains) / losses	(4)	1	(5)	NM
Amortization of identifiable intangibles	16	16	—	(1.4)

Total SG&A Expenses	$1,046	$1,089	$(43)	(4.0)%

Selling, general and administrative (SG&A) expenses decreased by $43 million, or 4.0%. Measured as a percent of sales, SG&A expenses decreased from 24.7% in 2010 to 23.7% in 2011. Changes in foreign currency exchange rates decreased SG&A costs by $33 million, or 3.1%. The remaining decrease in SG&A expenses is $10 million, or 0.9%. SG&A expenses in the business segments increased by $16 million, or 1.7%, due to a $15 million increase in MAP spending and the impact of the reclassification of certain shipping and handling costs previously included in Cost of sales. General corporate expenses decreased $54 million versus the prior year due to a reduction in information technology costs, lower employee benefit costs and a gain on the disposition of the corporate airplane. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives reduced SG&A expenses by $5 million due to an improvement in derivative energy contracts.

Project Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the first six months of 2011 and 2010 reflect amounts recognized for actions associated with the corporation’s ongoing Project Accelerate business improvement and cost reduction program and other exit and disposal actions. The charge related to exit activities, asset and business dispositions was $43 million in the first six months of 2011 versus $27 million in the first six months of 2010. As discussed in Note 6 to the financial statements, “Exit, Disposal and Accelerate Activities,” the charges in 2011 and 2010 primarily relate to the planned termination of employees related to both European and North American operations as part of Project Accelerate and the elimination of stranded overhead.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation received an annual cash payment of 95 million euros. The 2010 annual payment, which represented the final payment to be received, was equivalent to $133 million based upon the exchange rate on the date of receipt. The amount received in 2010 increased diluted earnings per share by $0.17 per share in the first six months and by $0.19 per share for the full year.

Net Interest Expense

Net interest expense in the first six months of 2011 was $49 million, which was $7 million lower than the first six months of the prior year due to an decrease in interest expense as interest income was virtually unchanged year-over-year. For the year, net interest expense is expected to decline by approximately $20 million as a result of refinancing approximately $800 million of debt at lower interest rates.

Debt Extinguishment Costs

In 2011 the corporation redeemed its $1.1 billion 6  1/4 % Notes due September 15, 2011 and recognized a $55 million charge associated with the early extinguishment of this debt. See Note 5 – “Debt Issuances and Redemptions” for additional information.

Income Tax Expense

Note 10 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense and effective tax rate for the corporation’s continuing operations:

	First Six Months
(In millions)	2011	2010
Continuing operations
Income before income taxes	$272	$525
Income tax expense	95	43
Effective tax rate	34.8%	8.2%

In the first six months of 2011, the corporation recognized tax expense of $95 million on pretax income from continuing operations of $272 million, or an effective tax rate of 34.8%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.9% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increases the 2011 estimated annual effective rate by 2%.

In the first six months of 2010, the corporation recognized tax expense of $43 million on pretax income from continuing operations of $525 million, or an effective tax rate of 8.2%. The tax expense and related effective tax rate on continuing operations were determined by applying a 25.7% estimated annual effective tax rate to pretax earnings and then recognizing $89 million of discrete tax benefits. The discrete tax items are as follows:

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

The 2010 estimated annual effective rate included a charge of $35 million related to the expected repatriation of a portion of 2010 earnings, which increased the rate by 4%. The estimated annual effective tax rate also includes $18 million of non-recurring tax benefits related to the utilization of U.K. net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the first six months of 2010 is $12 million.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the first six months of 2011 was $177 million, a decrease of $305 million over the comparable period of the prior year, due to a $205 million decrease in operating income, a $55 million charge for debt extinguishment costs and a $52 million increase in income tax expense partially offset by a $7 million decrease in interest expense.

The net income from continuing operations attributable to Sara Lee, which excludes the results of noncontrolling interests, was $177 million for the first six months of 2011 and $482 million for the first six months of 2010.

Diluted EPS from continuing operations decreased from $0.69 in the first six months of 2010 to $0.27 in the first six months of 2011. Diluted EPS were favorably impacted by lower average shares outstanding during the first six months of 2011 than during the first six months of 2010, as the average shares outstanding declined from 700 million to 649 million. The lower average shares outstanding are due to the corporation’s ongoing share repurchase program.

Discontinued Operations

The following is a summary of the operating results of the corporation’s discontinued operations:

	First Six Months 2011			First Six Months 2010
(In millions)	Net Sales	Pretax Income (loss)	Net Income	Net Sales	Pretax Income	Net Income
North American Fresh Bakery Businesses	$1,003	$(1)	$228	$1,040	$23	$14
International Household and Body Care businesses	773	81	43	1,086	129	167

Total	$1,776	$80	$271	$2,126	$152	$181

Net sales reported by discontinued operations were $1.8 billion in the first six months of 2011, down 16.5% compared to the $2.1 billion of net sales in the prior year. Net sales related to the fresh bakery operations declined $37 million as a result of the negative impact of pricing actions and lower unit volumes partially offset by an improved sales mix. The household and body care sales declined $313 million due to the impact of divestitures which reduced sales by $295 million.

Pretax income decreased from $152 million to $80 million, driven by the $46 million impact of the disposition of household and body care businesses and the $41 million negative impact of the change in exit and business disposition costs, which primarily relate to the household and body care businesses. The decline in the fresh bakery pretax income was due to the negative impact of pricing actions, partially offset by continuous improvement savings, lower commodity costs, an improved sales mix and the impact of the cessation of depreciation. Pretax income for fresh bakery was favorably impacted by approximately $13 million of lower depreciation and amortization expense versus the prior year related to assets which are now classified as held for sale and as such are no longer subject to depreciation and amortization under the accounting rules. The household and body care pretax income declined by $48 million due to the $46 million impact of dispositions noted above.

The North American fresh bakery businesses reported a $227 million income tax benefit in the first six months of 2011 associated with the excess tax basis related to these assets. This excess tax basis gives rise to a deferred tax asset, which will reverse upon the finalization of the sale of this business. In the first six months of 2010, the international household and body care businesses reported a net tax benefit of $38 million. This tax benefit resulted from the recognition of tax expense at the corporation’s effective tax rate, which was offset by the following tax benefits: (i) a $53 million net tax benefit related to the reversal of a tax valuation allowance on United Kingdom net operating loss carryforwards and (ii) a $27 million tax benefit related to the anticipated utilization of U.S. capital loss carryforwards available to offset the capital gain resulting from the household and body care business disposition.

The amounts reported in 2011 and 2010 for the fresh bakery businesses represent a full six months of results of operations for these businesses. The amounts reported in 2010 represent a full six months of results of operations for the household and body care businesses, while the amounts in 2011 include less than a full six months of results for these businesses due to the divestiture of the body care business in December 2010, the air care business in July 2010 and the Godrej Sara Lee joint venture in May 2010.

Gain on sale of discontinued operations – As noted above, the corporation completed the dispositions of its global body care and European detergents and air care businesses, which had been part of the international household and body care businesses during 2011. It recognized a pretax gain of $1.2 billion and an after tax gain of $628 million on the dispositions. Further details regarding this transaction are included in Note 4 to the Consolidated Financial Statements, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the first six months of 2011, the corporation reported net income of $1,076 million versus $663 million in the comparable period of the prior year. The $413 million increase in net income was due to a $718 million increase in net income from discontinued operations. The increase in net income from discontinued operations was due to the $628 million gain on the disposition of businesses and a $90 million increase in income from discontinued operations, partially offset by a $305 million decrease in income related to continuing operations due in part to the cessation of the contingent sale proceeds ($133 million in 2010) and a decline in operating segment income. The net income attributable to Sara Lee was $1,072 million in the first six months of 2011 compared to $655 million in the first six months of 2010.

Diluted EPS increased from $0.94 per share in the first six months of 2010 to $1.65 per share in the first six months of 2011. Diluted EPS were favorably impacted by lower average shares outstanding during the first six months of 2011 than during the first six months of 2010. The lower average shares are due to the corporation’s ongoing share repurchase program.

Operating Results by Business Segment

The results of the corporation’s household and body care and North American Fresh Bakery businesses, which were previously reported as separate business segments, are being reported as discontinued operations. See Note 4 – “Discontinued Operations” for additional information.

Net sales by business segment for the second quarter and first six months of 2011 and 2010 are as follows:

	Net Sales
	Quarter ended		Six Months ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
North American Retail	$754	$745	$1,461	$1,404
North American Foodservice	517	529	962	986
International Beverage	899	884	1,627	1,618
International Bakery	185	211	371	415

Total business segments	2,355	2,369	4,421	4,423
Intersegment sales	(6)	(10)	(13)	(17)

Net sales	$2,349	$2,359	$4,408	$4,406

Income from continuing operations before income taxes for the second quarter and first six months of 2011 and 2010 are as follows:

	Income from Continuing Operations before Income Taxes
	Quarter ended		Six Months ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009	Jan 1, 2011	Dec. 26, 2009
North American Retail	$88	$122	$151	$202
North American Foodservice	59	45	88	83
International Beverage	109	172	199	295
International Bakery	5	(1)	13	5

Total operating segment income	261	338	451	585
General corporate expense	(45)	(63)	(70)	(122)
Mark-to-market derivative gains/(losses)	(2)	2	11	1
Amortization of intangibles	(8)	(8)	(16)	(16)
Contingent sale proceeds	—	—	—	133

Total operating income	206	269	376	581
Net interest expense	(21)	(29)	(49)	(56)
Debt extinguishment costs	(25)	—	(55)	—

Income from continuing operations before income taxes	$160	$240	$272	$525

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

Second Quarter 2011

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	(4.9)%		2.9%		4.5%		(1.3)%		0.0%		0.0%		1.2%
North American Foodservice	(16.3)		8.0		5.4		0.5		0.0		0.0		(2.4)
International Beverage	(1.5)		3.1		1.9		3.2		0.4		(5.3)		1.8
International Bakery	(2.0)		(2.0)		(3.2)		0.0		0.0		(5.0)		(12.2)

Total Continuing Business	(5.8)%		3.6%		3.1%		0.9%		0.2%		(2.4)%		(0.4)%

First Six Months 2011

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	(0.7)%		2.5%		3.7%		(1.4)%		0.0%		0.0%		4.1%
North American Foodservice	(16.9)		8.3		4.9		1.1		0.0		0.1		(2.5)
International Beverage	0.0		1.5		2.1		2.2		0.2		(5.4)		0.6
International Bakery	(2.8)		(0.3)		(3.0)		1.1		0.0		(5.6)		(10.6)

Total Continuing Business	(4.1)%		3.0%		2.8%		0.7%		0.1%		(2.4)%		0.1%

The following tables summarize the net sales and operating segment income for each of the business segments for 2011 and 2010 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter ended				Six Months ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change
Net Sales	$754	$745	$9	1.2%	$1,461	$1,404	$57	4.1%

Adjusted Net Sales	$754	$745	$9	1.2%	$1,461	$1,404	$57	4.1%

Operating segment income	$88	$122	$(34)	(28.2)%	$151	$202	$(51)	(25.2)%

Less: Increase/(decrease) in operating segment income from
Exit activities, asset and business dispositions	$—	$—	$—		$(1)	$(3)	$2

Adjusted operating segment income	$88	$122	$(34)	(28.2)%	$152	$205	$(53)	(26.1)%

Gross margin %	31.0%	35.1%		(4.1)%	30.5%	34.3%		(3.8)%

Second Quarter –

Net sales increased by $9 million, or 1.2%. Sales increased as a result of pricing actions and an improved sales mix partially offset by lower unit volumes. Unit volumes decreased 4.9% due to volume declines for frozen bakery products and smoked sausage which offset higher volumes for breakfast sandwiches, breakfast sausages and lunchmeats. Pricing actions, net of trade promotions, increased net sales by 4.5%. The improved sales mix was driven in part by the sale of innovative new products in the breakfast and lunchmeat categories.

Operating segment income and adjusted operating segment income decreased by $34 million, or 28.2% versus very strong second quarter results in the prior year. The decrease in operating segment income was due to a significant increase in commodity costs net of pricing actions; lower unit volumes; higher costs related to the implementation of new information systems and start up costs related to the new Kansas City meat plant; and higher MAP spending, partially offset by an improved sales mix and savings from continuous improvement programs.

First Six Months –

Net sales increased by $57 million, or 4.1%. Sales increased as a result of pricing actions and an improved sales mix, which offset lower unit volumes. Unit volumes decreased 0.7% due to volume declines for frozen bakery products, hot dogs and smoked sausage partially offset by higher volumes for breakfast sandwiches, breakfast sausages and lunchmeats. Pricing actions, net of trade promotions, increased net sales by 3.7%. The improved sales mix was driven in part by the sale of innovative new products in the breakfast and lunchmeat categories.

Operating segment income decreased by $51 million, or 25.2%, while adjusted operating segment income decreased by $53 million, or 26.1%. The decrease in operating segment income was due to a significant increase in commodity costs net of pricing actions; higher costs related to the implementation of new information systems and the new Kansas City meat plant; and higher MAP spending, partially offset by an improved sales mix and savings from continuous improvement programs.

North American Foodservice

	Quarter ended				Six Months ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change
Net Sales	$517	$529	$(12)	(2.4)%	$962	$986	$(24)	(2.5)%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1		$—	$(1)	$1

Adjusted net sales	$517	$530	$(13)	(2.4)%	$962	$987	$(25)	(2.6)%

Operating segment income	$59	$45	$14	29.1%	$88	$83	$5	5.3%

Less: Increase/(decrease) in operating segment income from
Exit activities, asset and business dispositions	$—	$(2)	$2		$—	$(2)	$2
Impairment charge	—	(13)	13		—	(13)	13
Accelerated depreciation	—	—	—		(2)	—	(2)

Adjusted operating segment income	$59	$60	$(1)	(1.8)%	$90	$98	$(8)	(9.0)%

Gross margin %	27.9%	27.7%		0.2%	26.5%	27.2%		(0.7)%

Second quarter–

Net sales decreased by $12 million, or 2.4%. Adjusted net sales decreased by 2.4% as well. The net sales decrease was due to unit volume declines for bakery, beverage and meat products partially offset by an improved sales mix and the impact of price increases in response to an increase in commodity costs. The pricing actions increased sales by 5.4%. Overall, net unit volumes declined 16.3% due to demand softness resulting from the continued weak economic conditions and the loss of certain contracts. The decline in bakery volumes was due primarily to the loss of a high volume, low margin pizza dough contract. Beverage volumes are down due to declines in roast and ground and coffee concentrates. The decline in coffee concentrates is due to the recent loss of a high margin liquid coffee concentrate contract, which will have a negative impact on sales and operating segment income for the remainder of the year. Meat volumes decreased during the quarter, driven in part by declines in hot dog volumes.

Operating segment income increased by $14 million, or 29.1%. The net impact of the change in impairment charges and exit activities increased operating segment income by $15 million. Adjusted operating segment income decreased by $1 million, or 1.8%, due to lower unit volumes, including the loss of the liquid coffee business noted above, and the unfavorable impact of higher commodity costs net of pricing actions, partially offset by a favorable shift in sales mix and continuous improvement savings.

First six months –

Net sales decreased by $24 million, or 2.5%, while adjusted net sales decreased by $25 million, or 2.6%. The net sales decrease was due to unit volume declines for bakery and beverage products partially offset by an improved sales mix and the impact of price increases in response to an increase in commodity costs. The pricing actions increased sales by 4.9%. Overall, net unit volumes declined 16.9% due to demand softness resulting from the continued weak economic conditions and the loss of certain contracts. The decline in bakery volumes was due primarily to the loss of a high volume, low margin pizza dough contract and volume softness in store brand bakery products. Beverage volumes are down due to declines in roast and ground and coffee concentrates. The decline in coffee concentrates is due to the recent loss of a high margin liquid coffee concentrate contract, which will have a negative impact on sales and operating segment income for the remainder of the year. Meat volumes increased during the period, driven in part by growth in breakfast sausage.

Operating segment income increased by $5 million, or 5.3%. The net impact of the change in impairment charges, exit activities and accelerated depreciation charges increased operating segment income by $13 million. Adjusted operating segment income decreased by $8 million, or 9.0%, due to lower unit volumes, including the loss of the liquid coffee business noted above, and the unfavorable impact of higher commodity costs net of pricing actions, partially offset by a favorable shift in sales mix and continuous improvement savings.

International Beverage

	Quarter ended				Six Months ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change
Net Sales	$899	$884	$15	1.8%	$1,627	$1,618	$9	0.6%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$44	$(44)		$—	$82	$(82)
Acquisition	3	—	3		3	—	3

Adjusted net sales	$896	$840	$56	6.7%	$1,624	$1,536	$88	5.8%

Operating segment income	$109	$172	$(63)	(36.4)%	$199	$295	$(96)	(32.5)%

Less: Increase/(decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$10	$(10)		$—	$19	$(19)
Exit activities, asset and business dispositions	(31)	2	(33)		(33)	—	(33)
Transformation/Accelerate charges	(2)	—	(2)		(2)	—	(2)

Adjusted operating segment income	$142	$160	$(18)	(11.1)%	$234	$276	$(42)	(14.9)%

Gross margin %	39.5%	43.0%		(3.5)%	38.3%	41.4%		(3.1)%

Second quarter–

Net sales increased by $15 million, or 1.8%. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $44 million. Adjusted net sales increased by $56 million, or 6.7%. The increase was due to an improved sales mix, higher green coffee export sales and pricing actions, which included increased trade promotion activity, partially offset by a decrease in unit volumes. Pricing actions increased net sales by 1.9%. Unit volumes decreased 1.5% due to volume declines in both the retail and foodservice channels. Retail unit volumes were lower due to volume declines in Europe related to traditional roast and ground, due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe. These declines were partially offset by increases in single serve coffee volumes in France and Germany and growth in instants and teas. The volume declines in Europe were also partially offset by improved volumes in Brazil. Unit volumes in the foodservice channel decreased due to declines in Europe.

Operating segment income decreased by $63 million, or 36.4%. Changes in foreign currency exchange rates decreased operating segment income by $10 million, while exit activities net of Project Accelerate charges decreased operating segment income by $35 million. Adjusted operating segment income decreased by $18 million, or 11.1% due to the negative impact of substantially higher commodity costs, which were only partially offset by price increases; lower unit volumes and higher SG&A costs; partially offset by the impact of a favorable shift in sales mix.

First six months –

Net sales increased by $9 million, or 0.6%. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $82 million. Adjusted net sales increased by $88 million, or 5.8%. The increase was due to pricing actions, which included increased trade promotion activity; higher green coffee export sales; and an improved sales mix. Pricing actions increased net sales by 2.1%. Unit volumes were flat as a slight volume decline in retail was offset by a volume increase in foodservice. Retail volumes in Europe decreased due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, which was partially offset by increases in single serve coffee volumes in France and Germany and an increase in instants. The volume declines in Europe were offset by improved volumes in Brazil. Unit volumes in the foodservice channel increased both in Europe and Australia.

Operating segment income decreased by $96 million, or 32.5%. Changes in foreign currency exchange rates decreased operating segment income by $19 million, while exit activities and Project Accelerate charges decreased operating segment income by $35 million. Adjusted operating segment income decreased by $42 million, or 14.9% due to the negative impact of $33 million of foreign currency hedging losses related to raw material purchases, higher commodity costs and higher SG&A costs, which were only partially offset by the impact of pricing actions and the benefits of continuous improvement programs.

International Bakery

	Quarter ended				Six Months ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change	Jan. 1, 2011	Dec. 26, 2009	Change	Percent Change
Net Sales	$185	$211	$(26)	(12.2)%	$371	$415	$(44)	(10.6)%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$12	$(12)		$—	$25	$(25)

Adjusted net sales	$185	$199	$(14)	(7.2)%	$371	$390	$(19)	(5.0)%

Operating segment income (loss)	$5	$(1)	$6	NM %	$13	$5	$8	NM %

Less: Increase/(decrease) in operating segment income (loss) from
Changes in foreign currency exchange rates	$—	$1	$(1)		$—	$2	$(2)
Exit activities, asset and business dispositions	—	(8)	8		—	(15)	15
Project Accelerate charges	—	(1)	1		—	(1)	1
Impairment charge	—	(4)	4		—	(4)	4

Adjusted operating segment income	$5	$11	$(6)	(55.8)%	$13	$23	$(10)	(41.4)%

Gross margin %	35.6%	37.9%		(2.3)%	36.2%	38.4%		(2.2)%

Second quarter–

Net sales decreased by $26 million, or 12.2%. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $12 million. Adjusted net sales decreased $14 million, or 7.2% due to the negative impact of price reductions in response to competitive pressures, which decreased net sales by 3.2%, lower unit volumes and an unfavorable shift in sales mix. Net unit volumes decreased 2.0% due to a decline in fresh bread volumes in Spain, as a result of a reduction in branded sales due in part to economic and competitive pressures, and volume declines in Australia. These volume declines were partially offset by increased refrigerated dough volumes in Europe.

Operating segment income increased by $6 million. The net change in foreign currency exchange rates and exit activities, asset and business dispositions and impairment charges increased operating segment income by $12 million. Adjusted operating segment income decreased by $6 million, or 55.8% due to the negative impact of pricing actions, lower unit volumes, and an unfavorable sales mix shift to lower margin products partially offset by continuous improvement savings.

First six months –

Net sales decreased by $44 million, or 10.6%. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $25 million. Adjusted net sales decreased $19 million, or 5.0% due to the negative impact of price reductions in response to competitive pressures, which decreased net sales by 3.0% and lower unit volumes. Unit volumes decreased 2.8% due to a decline in fresh bread volumes in Spain, as a result of a reduction in branded sales due in part to economic and competitive pressures and volume declines in Australia. These volume declines were partially offset by increased refrigerated dough volumes in Europe.

Operating segment income increased by $8 million. The net change in foreign currency exchange rates and exit activities, asset and business dispositions and impairment charges increased operating segment income by $18 million. Adjusted operating segment income decreased by $10 million, or 41.4% due to the negative impact of pricing actions, lower unit volumes, and an unfavorable sales mix shift to lower margin products partially offset by continuous improvement savings.

Financial Condition

The Consolidated Statements of Cash Flows include amounts related to discontinued operations. The discontinued operations had a significant impact on the cash flows from operating activities for the first six months of 2011 and 2010. See Note 4 – “Discontinued Operations” for additional information regarding cash flows related to discontinued operations.

Cash from Operating Activities

The cash from operating activities generated by continuing and discontinued operations in the first six months of 2011 and 2010 is summarized in the following table:

	Six months ended
(In millions)	Jan. 1, 2011	Dec. 26, 2009
Cash from Operating Activities:
Continuing Operations	$64	$274
Discontinued Operations	169	198

Total	$233	$472

The decrease in cash from operating activities of $239 million over the prior year was due in large part to the decline in operating income, including the impact of the change in depreciation and amortization as well as the decline in cash contributed by discontinued operations due to the impact of business dispositions. Cash from operations was also negatively impacted by an increased usage of cash related to certain components of working capital. Improvements in working capital related to accounts receivable and accounts payable, due to better working capital management, were offset by an increase in inventories, due in part to higher commodity costs, and an increase in other current assets. The reduction in cash generated from operating income was partially offset by a $9 million decrease in cash payments related to pension plans and cash taxes paid and an $11 million decrease in cash paid for restructuring actions.

Cash used in Investment Activities

The cash provided by investment activities was $1,840 million in the first six months of 2011, which was $1,777 million more than the comparable period of 2010. The increase in cash provided by investment activities was due to the receipt of $1,988 million of cash related to the disposition of the body care, detergents and air care businesses. This increased source of cash was partially offset by a $133 million reduction in cash received from contingent sale proceeds as the amount received in 2010 represented the final payment to be received. During the current year, the corporation expended $31 million to acquire a coffee company in Brazil, while in the prior year, the corporation did not make any acquisitions. The cash received from derivative transactions in 2011 was $36 million as compared to $75 million in the prior year. The year-over-year change was due primarily to a decrease in cash received on the settlement of foreign exchange derivative contracts. Capital expenditures for the purchases of property, equipment, software and other intangibles increased by $9 million in 2011 from $153 million in 2010 to $162 million in 2011 due to continued expenditures for the new Kansas City meat plant.

Cash used in Financing Activities

Net cash used in financing activities was $987 million during the first six months of 2011, which was $818 million higher than the prior year period. The year-over-year increase was due to $645 million of cash expended for share repurchases. The increased use of cash was also due to a $112 million increase in the repayment of debt, net of new borrowings. In the first six months of 2011, the corporation had net repayments of $127 million of short-term and long-term debt as compared to net borrowings of $15 million during the first six months of the prior year. The amount of borrowings and repayments in 2011 were impacted by significant debt issuances and redemptions. Further details regarding these transactions are included in Note 5 to the Consolidated Financial Statements, “Debt Issuances and Redemptions.” The cash dividends paid increased by $63 million in 2011 due to the impact of one additional dividend payment having been made in the current fiscal year due to the timing of the dividend payments.

Liquidity

Notes Payable/Cash and Equivalents

The notes payable balance at January 1, 2011 of $312 million was $265 million higher than the amount reported at July 3, 2010. The higher debt levels were used to fund increased working capital and other short term cash needs in the U.S. and Brazil. The corporation had cash and cash equivalents on the balance sheet at January 1, 2011 of $2.151 billion, which was $1.196 billion higher than the balance at July 3, 2010, due primarily to the cash proceeds received from the disposition of several household and body care businesses.

Anticipated Business Dispositions/Use of Proceeds

Sara Lee has made substantial progress toward divesting its International household and body care businesses. The company closed transactions for the divestiture of the majority of its air care business to Procter & Gamble and the European body care businesses to Unilever for approximately $2 billion in the first half of 2011. The company has announced the divestitures of the non-Indian insecticides business (€153.5 million) and the global shoe care business (€245 million) to SC Johnson. The divestitures of the non-Indian insecticides business and the shoe care business are each expected to close before the end of 2011 and each are subject to customary closing conditions and regulatory clearances. Subsequent to the end of the second quarter, Sara Lee received a deposit of €149 million on the sale of the non-Indian insecticide business. The deposit will be recognized as cash, with an offsetting liability to the buyer until the deal closes. With the closing of the sale of its Asian cleaning business for €37.9 million on February 7, 2011, Sara Lee has now sold or announced the sale of all material parts of the international household and body care operations. The corporation estimates it will incur transaction taxes of approximately 13% and repatriation taxes of approximately 20% of the gross proceeds. In addition, the corporation reaffirms that the tax on repatriating overseas cash and the book value of the household and body care businesses in the third quarter of 2010 will not exceed 25%.

During 2010, Sara Lee announced a revised capital plan that focuses on share repurchase, dividend pay-out and the funded status of the company’s pension plans, while maintaining a solid investment grade credit profile.

As part of this capital plan, the company planned to buy back $2.5 to $3 billion of shares of its common stock over a three-year period. Sara Lee bought back approximately 36 million shares of common stock through an accelerated share repurchase (ASR) program begun in March 2010 and completed in the first quarter of 2011 at a total cost of $513 million, of which $500 million was paid in 2010 and an additional $13 million was paid in the first quarter of 2011 as a final settlement. The company also repurchased 41.7 million shares of common stock at a cost of $640 million in the first six months of 2011 and had planned to repurchase a total of $1.0 to $1.5 billion of shares during fiscal 2011. As of January 1, 2011, approximately $1.86 billion remains authorized for share repurchase by the board of directors, in addition to the 13.5 million share authorization remaining under the prior program.

On January 28, 2011, the corporation announced that it had repurchased $765 million of shares to date in 2011 and that it intends to repurchase an additional $535 million of stock in the remainder of the fiscal year. After the repurchase of the additional $535 million of stock, the corporation will have bought $1.3 billion of stock in 2011, for a cumulative total of $1.8 billion, and does not expect to continue with any further share repurchases.

Sara Lee indicated its intention to maintain and gradually increase the corporation’s dividend. In October 2010, Sara Lee’s board of directors announced that it had increased the corporation’s dividend from $0.44 per share to $0.46 per share on an annualized basis. In addition, the corporation announced on January 28, 2011, its intention to declare a $3.00 per share special dividend, the majority of which will be funded with the proceeds from the sale of the company’s North American fresh bakery business. The special dividend is expected to be declared and paid in fiscal 2012. After the payment of the special dividend in fiscal 2012, the corporation will have returned a total of $3.5 billion of capital to its shareholders since the revised capital plan was announced.

The company made a $200 million voluntary cash contribution to the company’s pension plans in the fourth quarter of fiscal 2010 as part of its announced capital plan.

Credit Facility and Credit Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. At January 1, 2011, the corporation did not have any borrowings outstanding under the credit facility but it did have approximately $150 million of letters of credit outstanding under this credit facility. The facility does not mature or terminate upon a credit rating downgrade.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of January 1, 2011, were as follows:

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

Debt

The corporation’s total long-term debt decreased $263 million in the first six months of 2011, from $2.6 billion at July 3, 2010, to $2.4 billion at January 1, 2011. During the first six months of 2011, the corporation repaid $1.278 billion of debt and borrowed approximately $935 million of long-term debt. See below for additional information regarding the new borrowings and redemptions.

The corporation’s total long-term debt is due to be repaid as follows: $1 million in the remainder of 2011; $436 million in 2012; $522 million in 2013; $19 million in 2014; $72 million in 2015; $404 million in 2016 and $912 million thereafter. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

On September 7, 2010, the corporation completed a tender offer for any and all of its 6  1/4 % Notes due September 15, 2011, of which $1.11 billion aggregate principal amount was outstanding. At the time of expiration of the tender offer, $653.3 million of the 6  1/4% notes had been validly tendered. The corporation redeemed the remaining $456.7 million of aggregate principal outstanding of the 6  1/4% Notes on October 8, 2010. The corporation recognized a $55 million charge associated with the early extinguishment of this debt, which is reported on the Debt extinguishment costs line of the Consolidated Income Statement. For the year, net interest expense is expected to decline approximately $20 million primarily as a result of the net impact of the debt refinancing.

The company funded a portion of the redemption of the 6  1/4 % Notes with the proceeds from the sale of $400 million 2.75% Notes due in September 2015 and $400 million 4.1% Notes due in September 2020. The redemption of the remaining portion of the 6  1/4% Notes in the second quarter of 2011 was funded by cash on hand and the net proceeds from commercial paper issuances.

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

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 67.0% fixed-rate debt as of January 1, 2011, as compared with 68.6% as of July 3, 2010. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Covenants

The corporation’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the corporation is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income attributable to Sara Lee plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended January 1, 2011, the corporation’s interest coverage ratio was 5.9 to 1.0.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $29 million in the remainder of 2011; $43 million in 2012; $32 million in 2013; $22 million in 2014; $18 million in 2015; $12 million in 2016 and $51 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $10 million in the remainder of 2011; $15 million in 2012; $11 million in 2013; $10 million in 2014; $8 million in 2015; $2 million in 2016 and $27 million, thereafter.

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

Pension Plans

The funded status of the corporation’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. The underfunded status of the plans was approximately $450 million at the end of 2010 as compared to $350 million at the end of 2009. Further information on the corporation’s pension plans is contained in Note 8 to these Consolidated Financial Statements. The corporation anticipates recognizing total pension expense in continuing operations for its defined benefit plans of approximately $40 million in 2011.

In the first six months of 2011, the corporation contributed $34 million to these defined benefit pension plans and the corporation anticipates that approximately $190 million of cash contributions will be made for the entire fiscal year, which includes approximately $80 million of additional contributions to the company’s Dutch pension plan, subject to reaching an agreement with the Dutch unions to restructure this plan. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2011 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 - Defined Benefit Pension Plans to the Consolidated Financial Statements, that are included in the corporation’s 2010 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The corporation’s regular scheduled contributions to MEPPs related to its continuing operations totaled approximately $7 million in 2010, 2009 and 2008.

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

The corporation currently estimates that the continuing operation’s tax expense for the repatriation of a portion of 2011 and prior year foreign earnings to the U.S. will be approximately $17 million, with the majority of these taxes expected to be paid during 2011. In addition, the corporation has recognized $251 million of tax expense in the first six months of 2011 related to the repatriation of the gain on the sale of the air care and body care businesses. It is anticipated that the majority of the cash taxes related to this repatriation action will be paid after calendar 2011. The corporation anticipates that the deferred tax liability at the end of 2011 will be approximately $880 million and will primarily relate to repatriation taxes recognized in 2010 and 2011.

Project Accelerate/Other Restructuring Liabilities

The corporation has recognized amounts for Project Accelerate and other restructuring charges. At January 1, 2011, the corporation had recognized cumulative liabilities of approximately $150 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

Guarantees

The corporation is a party to a variety of agreements under which it may be obligated to indemnify a third party with respect to certain matters and it is not possible to predict the maximum potential amount of future payments under certain of these agreements, due to the conditional nature of the corporation’s obligations and the unique facts and circumstances involved in each particular agreement. Typically, these obligations arise as a result of contracts entered into by the corporation, under which the corporation agrees to indemnify a third party against losses arising from a breach of representations and covenants related to such matters as title to assets sold, the collectability of receivables, specified environmental matters, lease obligations assumed and certain tax matters. In each of these circumstances, payment by the corporation is conditioned on the other party making a claim pursuant to the procedures specified in the contract. These procedures allow the corporation to challenge the other party’s claims. In addition, the corporation’s obligations under these agreements may be limited in terms of time and/or amount, and in some cases the corporation may have recourse against third parties for certain payments made by the corporation. Historically, payments made by the corporation under these agreements have not had a material effect on the corporation’s business, financial condition or results of operations. The corporation believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the corporation’s business, financial condition or results of operations. However, the corporation has established accruals primarily for tax indemnifications provided to certain buyers of the household and bodycare businesses, which the corporation will monitor over time.

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

In October 2009, the Spanish tax administration upheld the challenge made by its local field examination against tax positions taken by the corporation’s Spanish subsidiaries. In November 2009, the corporation filed an appeal against this claim with the Spanish Tax Court. In April 2010, the Spanish Chief Inspector upheld a portion of the claim raised by the Spanish tax authorities, which the corporation will appeal. The corporation believes it is adequately reserved for the claim upheld by the Spanish Chief Inspector. The corporation is currently appealing the Court’s decision and has obtained a bank guarantee of € 64 million as security against all allegations.

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

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

Second quarter 2011
Interest rates	$26	$25	1 day	95%
Foreign exchange	20	19	1 day	95

Year End 2010
Interest rates	$11	$12	1 day	95%
Foreign exchange	21	23	1 day	95

Interest rate value at risk increased over 2010 due to a shift toward longer maturities of the overall debt outstanding and the general increase in long term rate volatilities. Increases in foreign exchange value at risk amounts in 2011 were primarily due to increases in the value of euro based net assets.

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the second quarter of 2011 and the end of 2010, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $9 million and $2 million, respectively.

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

Issued but not yet Effective Accounting Standards

There are no new accounting pronouncements issued, but not yet effective, which are relevant to the operations of the corporation as of the second quarter.

Forward-Looking Information

This document contains certain forward-looking statements, including the anticipated costs and benefits of restructuring, transformation and Project Accelerate actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments, projected capital expenditures, cash tax payments, pension settlement amounts and effective tax rates. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•

Sara Lee’s spin-off and separation plans, the special dividend, its regular quarterly dividend and its share repurchase plans, such as (i) unanticipated developments that delay or negatively impact the proposed spin-off and capital plans; (ii) Sara Lee’s ability to obtain an IRS tax ruling and any other customary approvals; (iii) Sara Lee’s ability to generate the anticipated efficiencies and savings from the proposed spin off; (iv) the impact of the proposed spin off on Sara Lee’s relationships with its employees, its major customers and vendors and on Sara Lee’s credit ratings and cost of funds; (v) changes in market conditions; (vi) future opportunities that the Board may determine present greater potential value to shareholders than the spin off, special dividend and share purchase plans; (vii) the inability to complete the sale of Sara Lee’s North American Fresh Bakery business, a condition to the payment of the special dividend; (viii) disruption to Sara Lee’s business operations as a result of the proposed spin off; (ix) future operating or capital needs that require a more significant outlay of cash than currently anticipated; and (x) the ability of the businesses to operate independently following the completion of the proposed spin off;

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

•

The consumer marketplace, such as (i) significant competition, including advertising, promotional and price competition; (ii) changes in consumer behavior due to economic conditions, such as a shift in consumer demand toward private label; (iii) fluctuations in the cost of raw materials, Sara Lee’s ability to increase or maintain product prices in response to fluctuations in cost and the impact on Sara Lee’s profitability; (iv) the impact of various food safety issues and regulations on sales and profitability of Sara Lee products; and (v) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

•

Sara Lee’s international operations, such as (i) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the euro; (ii) Sara Lee’s generation of a high percentage of its revenues from businesses outside the United States and costs to remit these foreign earnings into the U.S. to fund Sara Lee’s domestic operations, share repurchase plans, dividends, debt service and corporate costs; (iii) difficulties and costs associated with complying with U.S. laws and regulations, such as Foreign Corrupt Practices Act, applicable to entities with overseas operations, and different regulatory structures and unexpected changes in regulatory environments overseas, including without limitation potentially negative consequences from changes in anti-competition and tax laws; and (iv) Sara Lee’s ability to continue to source production and conduct manufacturing and selling operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

•

Previous business decisions, such as (i) Sara Lee’s ability to generate margin improvement through cost reduction and efficiency initiatives, including Project Accelerate and the outsourcing of significant portions of our financial transaction processing, global IT, and global indirect procurement activities; (ii) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows, which could impact future impairment analyses; (iii) credit ratings issued by the three major credit rating agencies, the impact of Sara Lee’s capital plans and targets on such credit ratings and the impact these ratings and changes in these ratings may have on Sara Lee’s cost to borrow funds, access to capital/debt markets, and ability to complete the planned share repurchase; (iv) Sara Lee’s plan to repurchase a significant amount of its common stock and the impact of such repurchases on its earnings, cash flow and credit ratings; (v) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (vi) changes in the expense for and contingent liabilities relating to multi-employer pension plans in which Sara Lee participates.

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

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the second quarter of 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 3, 2010 to Nov. 6, 2010	—		—	13,459,121	$2.1 billion
Nov. 7, 2010 to Dec. 4, 2010	—		—	13,459,121	$2.1 billion
Dec. 5, 2010 to Jan. 1, 2011	17,217,373	16.29	17,217,373	13,459,121	$1.9 billion

Total	17,217,373	16.29	17,217,373	13,459,121	$1.9 billion

(1)	Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of January 1, 2011, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 its Board of Directors had increased this repurchase program by $2.0 billion shares (for a total authorization of $3.0 billion shares). As of January 1, 2011, $1.1 billion of shares have been repurchased under this program. There is no expiration date for either program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
2.1	Share Purchase Agreement dated November 9, 2010 by and among BBU, Inc., Grupo Bimbo, S.A.B. DE C.V. and Sara Lee Corporation

10.1	Severance Plans for Corporate Officers, as amended

10.2	Amendment to the Special Management Compensation Program dated October 27, 2009 between Sara Lee Corporation and Vincent Janssen

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Sara Lee Corporation Quarterly Report on Form 10-Q for the quarter and six months ended January 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Common Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ John P. Zyck
John P. Zyck
Corporate Controller

DATE: February 8, 2011