Form 10-Q
period 2011-04-02
Sara Lee Corp
filed 2011-05-10
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

On April 2, 2011, the Registrant had 585,100,721 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at April 2, 2011 and July 3, 2010

(Unaudited)

In millions	April 2, 2011	July 3, 2010
Assets
Cash and equivalents	$2,132	$955
Trade accounts receivable, less allowances	925	1,047
Inventories
Finished goods	504	397
Work in process	32	31
Materials and supplies	505	284

	1,041	712
Current deferred income taxes	75	241
Other current assets	314	364
Assets held for sale	308	461

Total current assets	4,795	3,780

Property, net of accumulated depreciation of $2,519 and $2,330, respectively	1,730	1,672
Trademarks and other identifiable intangibles, net	272	254
Goodwill	1,019	974
Deferred income taxes	345	225
Other noncurrent assets	240	150
Noncurrent assets held for sale	1,211	1,781

	$9,612	$8,836

Liabilities and Equity
Notes payable	$605	$47
Accounts payable	856	912
Income taxes payable and current deferred taxes	482	8
Other accrued liabilities	1,730	1,179
Current maturities of long-term debt	462	2
Liabilities held for sale	318	436

Total current liabilities	4,453	2,584

Long-term debt	1,932	2,627
Pension obligation	370	448
Deferred income taxes	93	492
Other liabilities	857	762
Noncurrent liabilities held for sale	333	408
Equity
Sara Lee common stockholders’ equity	1,546	1,487
Noncontrolling interest	28	28

Total Equity	1,574	1,515

	$9,612	$8,836

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarter and Nine Months ended April 2, 2011 and March 27, 2010

(Unaudited)

	Quarter ended		Nine Months ended
In millions, except per share data	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010
Continuing Operations
Net sales	$2,220	$2,077	$6,628	$6,483

Cost of sales	1,484	1,296	4,427	4,121
Selling, general and administrative expenses	518	531	1,564	1,620
Net charges for exit activities, asset and business dispositions	5	25	48	52
Impairment charges	—	—	—	17
Contingent sale proceeds	—	—	—	(133)

Operating income	213	225	589	806
Interest expense	25	35	87	103
Interest income	(9)	(7)	(22)	(19)
Debt extinguishment costs	—	—	55	—

Income from continuing operations before income taxes	197	197	469	722
Income tax expense	60	174	155	217

Income from continuing operations	137	23	314	505

Discontinued operations
Income (loss) from discontinued operations net of tax expense (benefit) of $2, $440, $(189) and $411	(10)	(357)	261	(176)
Gain on sale of discontinued operations, net of tax expense of $14, $2, $576 and $2	29	6	608	6

Net income (loss) from discontinued operations	19	(351)	869	(170)

Net income (loss)	156	(328)	1,183	335
Less: Income from noncontrolling interests, net of tax
Discontinued operations	3	8	7	16

Net income (loss) attributable to Sara Lee	$153	$(336)	$1,176	$319

Amounts attributable to Sara Lee:
Net income from continuing operations	$137	$23	$314	$505
Net income (loss) from discontinued operations	16	(359)	862	(186)

Net income (loss) attributable to Sara Lee	$153	$(336)	$1,176	$319

Earnings per share of common stock
Basic
Income from continuing operations	$0.23	$0.03	$0.50	$0.73

Net income (loss)	$0.25	$(0.49)	$1.86	$0.46

Average shares outstanding	605	691	632	695

Diluted
Income from continuing operations	$0.22	$0.03	$0.49	$0.72

Net income (loss)	$0.25	$(0.49)	$1.85	$0.46

Average shares outstanding	609	693	635	697

Cash dividends declared per share of common stock	$0.115	$0.11	$0.23	$0.22

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the period June 27, 2009 to April 2, 2011

(Unaudited)

		Sara Lee Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at June 27, 2009	$2,070	$7	$17	$2,721	$(104)	$(605)	$34

Net income	527	—	—	506	—	—	21
Translation adjustments, net of tax	(82)	—	—	—	—	(82)	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	8	—	—	—	—	8	—
Pension/Postretirement activity, net of tax	(235)	—	—	—	—	(235)	—
Other comprehensive income activity, net of tax	2	—	—	—	—	2	—

Comprehensive income	$220						$21

Dividends on common stock	(302)	—	—	(302)	—	—	—
Dividends paid on noncontrolling interest/Other	(2)	—	—	—	—	—	(2)
Disposition of noncontrolling interest	(25)	—	—	—	—	—	(25)
Stock issuances—
Restricted stock	27	—	27	—	—	—	—
Stock option and benefit plans	19	—	19	—	—	—	—
Share repurchases and retirement	(500)	—	(47)	(453)	—	—	—
ESOP tax benefit, redemptions and other	8	—	1	—	7	—	—

Balances at July 3, 2010	1,515	7	17	2,472	(97)	(912)	28

Net income (loss)	1,183	—	—	1,176	—	—	7
Translation adjustments, net of tax	283	—	—	—	—	283	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	19	—	—	—	—	19	—
Pension/Postretirement activity, net of tax	(15)	—	—	—	—	(15)	—

Comprehensive income	$1,470						$7

Dividends on common stock	(142)	—	—	(142)	—	—	—
Dividends paid on noncontrolling interest	(4)	—	—	—	—	—	(4)
Disposition of noncontrolling interest	(3)	—	—	—	—	—	(3)
Stock issuances—
Restricted stock	23	—	14	9	—	—	—
Stock option and benefit plans	28	—	28	—	—	—	—
Share repurchases and retirement	(1,313)	(1)	(55)	(1,257)	—	—	—
ESOP tax benefit, redemptions and other	—	—	(4)	—	4	—	—

Balances at April 2, 2011	$1,574	$6	$—	$2,258	$(93)	$(625)	$28

Total comprehensive income was $361 million in the first nine months of 2010, of which $343 million was attributable to Sara Lee.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months ended April 2, 2011 and March 27, 2010

(Unaudited)

	Nine Months ended
In millions	Apr. 2, 2011	Mar. 27, 2010
OPERATING ACTIVITIES—
Net income (loss)	$1,183	$335
Less: Cash received from contingent sale proceeds	—	(133)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	225	265
Amortization	62	67
Impairment charges	—	17
Net (gain) loss on business dispositions	(1,184)	13
Pension contributions, net of expense	(76)	(2)
Increase in deferred income taxes for unremitted earnings	234	518
Tax benefit on Fresh Bakery disposition	(227)	—
Debt extinguishment costs	55	—
Other	35	(55)
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	136	14
Inventories	(268)	(9)
Other current assets	(105)	37
Accounts payable	(10)	(27)
Accrued liabilities	(83)	(103)
Accrued taxes	315	(130)

Net cash from operating activities	292	807

INVESTING ACTIVITIES—
Purchases of property and equipment	(238)	(215)
Purchases of software and other intangibles	(14)	(11)
Acquisition of businesses and investments	(32)	—
Dispositions of businesses and investments	2,182	6
Cash received from contingent sale proceeds	—	133
Cash received from derivative transactions	72	61
Sales of assets	10	13

Net cash received from (used in) investing activities	1,980	(13)

FINANCING ACTIVITIES—
Issuances of common stock	20	2
Purchases of common stock	(1,313)	(500)
Borrowings of other debt	1,032	45
Repayments of other debt	(1,352)	(73)
Net change in financing with less than 90-day maturities	483	(3)
Payments of dividends	(217)	(232)

Net cash used in financing activities	(1,347)	(761)

Effect of changes in foreign exchange rates on cash	252	(20)

Increase (decrease) in cash and equivalents	1,177	13
Add: Cash balances of discontinued operations at beginning of year	—	8
Less: Cash balances of discontinued operations at end of period	—	(37)
Cash and equivalents at beginning of year	955	951

Cash and equivalents at end of quarter	$2,132	$935

Supplemental Cash Flow Data:
Cash paid for restructuring actions	$82	$107
Cash contributions to pension plans	115	100
Cash paid for income taxes	219	241

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the quarter and nine months ended April 2, 2011 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (corporation or company), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the nine months ended April 2, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of July 3, 2010 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended July 3, 2010. The businesses comprising the former Fresh Bakery and International Household and Body Care segments are presented as discontinued operations in the corporation’s consolidated financial statements. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. Fiscal 2011 ends on July 2, 2011. The third quarter and first nine months of fiscal 2011 ended on April 2, 2011 and the third quarter and first nine months of fiscal 2010 ended on March 27, 2010. Each of the quarters was a thirteen-week period and each of the nine month periods was a thirty-nine week period. Fiscal 2011 is a 52-week year, whereas fiscal 2010 was a 53-week year. Unless otherwise stated, references to years relate to fiscal years.

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

In conjunction with this planned separation, the board of directors intends to declare a $3.00 per share dividend on the corporation’s common stock, the majority of which will be funded from proceeds from the sale of the North American Fresh Bakery business. This special dividend is expected to be declared and paid in fiscal 2012 before the completion of the spin off.

Income statement correction – The corporation identified errors related to the gain on disposition of the global body care and European detergents business previously recognized in the second quarter of 2011 as part of the net income from discontinued operations in the Consolidated Statement of Income. As a result of these errors, the total after tax gain on disposition of businesses for the quarter and six months ended January 1, 2011 was overstated by $49 million, of which $17 million related to the net assets sold and $32 million related to the tax provision on the gain. The corporation has concluded that these errors did not materially misstate the second quarter 2011 financial statements. The year-to-date and quarterly amounts reported in the Consolidated Statement of Income for the third quarter of 2011 reflect the correction of the errors as of the end of the second quarter of 2011. The following table summarizes the second quarter 2011 results on an as reported and as adjusted basis:

	Quarter ended Jan. 1, 2011		Six Months ended Jan. 1, 2011
	As Reported	As Adjusted	As Reported	As Adjusted

Income from continuing operations	$107	$107	$177	$177

Discontinued Operations
Income from discontinued operations, net of tax expense	$236	$236	$271	$271
Gain on sale of discontinued operations, net of tax expense	539	490	628	579

Net income from discontinued operations	775	726	899	850

Net income	882	833	1,076	1,027
Less: Income from noncontrolling interests, net of tax – Discontinued Op.	2	2	4	4

Net income attributable to Sara Lee	$880	$831	$1,072	$1,023

Amounts attributable to Sara Lee
Net income from continuing operations	107	107	177	177
Net income from discontinued operations	773	724	895	846

Net income attributable to Sara Lee	$880	$831	$1,072	$1,023

Earnings per common share – Basic
Income from continuing operations	$0.17	$0.17	$0.27	$0.27
Income (loss) from discontinued operations	1.21	1.14	1.38	1.31

Net income	$1.38	$1.30	$1.66	$1.58

Earnings per common share – Diluted
Income from continuing operations	$0.17	$0.17	$0.27	$0.27
Income (loss) from discontinued operations	1.20	1.13	1.38	1.30

Net income	$1.37	$1.30	$1.65	$1.58

Balance sheet correction – During the first quarter of 2011, the corporation corrected an error in the classification of certain asset and liability balances in the 2010 balance sheet associated with casualty losses from workers’ compensation, auto liability and general liability claims by recording a portion of the liability for these losses and the related insurance receivable as long-term. The correction of this error has resulted in a $15 million reduction to “other current assets” and a corresponding increase in “other noncurrent assets” in the 2010 balance sheet. In addition, “other accrued liabilities” was reduced by $60 million with a corresponding increase in “other liabilities” (long-term). The correction of this error had a similar impact on the assets and liabilities of the former North American Fresh Bakery segment, which are now classified as held for sale on the balance sheet for all periods presented. The impact of the error on the assets and liabilities held for sale was $15 million and $79 million, respectively. The corporation has concluded that this error did not materially misstate previously issued financial statements.

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

The computation of net income (loss) per share only includes results attributable to Sara Lee and does not include earnings related to noncontrolling interests. Net income per share – basic is computed by dividing net income (loss) attributable to Sara Lee by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter and nine months ended April 2, 2011, options to purchase 6.9 million shares and 11.9 million shares, respectively, of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and nine months ended March 27, 2010, options to purchase 21.4 million shares and 21.9 million shares, respectively, of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. These shares are excluded from the earnings per share calculation as they are anti-dilutive.

The average shares outstanding declined in the third quarter and first nine months of 2011 as compared to the third quarter and first nine months of 2010 as a result of shares repurchased under the corporation’s ongoing share repurchase program. During the first nine months of 2011, the corporation repurchased 80.2 million shares of common stock for $1.3 billion. The corporation also paid $13 million as a final settlement on the accelerated share repurchase program (ASR) initiated in 2010. The ASR provided for a final settlement adjustment at termination based on the final volume weighted average stock price. As of April 2, 2011, the corporation was authorized to repurchase approximately $1.2 billion of common stock under its existing share repurchase program, plus 13.5 million shares of common stock that remain authorized for repurchase under the corporation’s prior share repurchase program. The corporation repurchases common stock at times management deems appropriate.

The following is a reconciliation of net income to net income per share –basic and diluted– for the third quarter and first nine months of 2011 and 2010 (per share amounts are rounded and may not add to total):

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter ended		Nine Months ended
	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010
Amounts attributable to Sara Lee
Income from continuing operations	$137	$23	$314	$505
Income (loss) from discontinued operations, net of tax	16	(359)	862	(186)

Net income (loss)	$153	$(336)	$1,176	$319

Average shares outstanding – Basic	605	691	632	695
Dilutive effect of stock option and award plans	4	2	3	2

Diluted shares outstanding	609	693	635	697

Earnings per common share – Basic
Income from continuing operations	$0.23	$0.03	$0.50	$0.73
Income (loss) from discontinued operations	0.03	(0.52)	1.36	(0.27)

Net income (loss)	$0.25	$(0.49)	$1.86	$0.46

Earnings per common share – Diluted
Income from continuing operations	$0.22	$0.03	$0.49	$0.72
Income (loss) from discontinued operations	0.03	(0.52)	1.36	(0.27)

Net income (loss)	$0.25	$(0.49)	$1.85	$0.46

3.	Segment Information

The following is a general description of the corporation’s four business segments:

•	North American Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	North American Foodservice – sells a variety of meat, bakery, and beverage products to foodservice customers in North America.

•	International Beverage – sells coffee and tea products in major markets around the world, including Europe, Australia and Brazil.

•	International Bakery – sells a variety of bakery and dough products to retail and foodservice customers in Europe and Australia.

The results of the operations comprising the corporation’s former North American Fresh Bakery segment are now being reported as discontinued operations for all periods presented. See Note 4 - “Discontinued Operations” for additional information.

The following is a summary of net sales and operating segment income by business segment for the third quarter and first nine months of 2011 and 2010.

	Net Sales
(In millions)	Third Quarter 2011	Third Quarter 2010	Nine Months 2011	Nine Months 2010
North American Retail	$681	$672	$2,142	$2,076
North American Foodservice	448	427	1,410	1,413
International Beverage	925	799	2,552	2,417
International Bakery	173	186	544	601

Total business segments	2,227	2,084	6,648	6,507
Intersegment sales	(7)	(7)	(20)	(24)

Net sales	$2,220	$2,077	$6,628	$6,483

	Income (Loss) Before Income Taxes
(In millions)	Third Quarter 2011	Third Quarter 2010	Nine Months 2011	Nine Months 2010
North American Retail	$85	$101	$236	$303
North American Foodservice	33	26	121	109
International Beverage	134	173	333	468
International Bakery	3	(1)	16	4

Total operating segment income	255	299	706	884
General corporate expenses	(42)	(61)	(112)	(183)
Mark-to-market derivative gains/(losses)	8	(5)	19	(4)
Amortization of intangibles	(8)	(8)	(24)	(24)
Contingent sale proceeds	—	—	—	133

Operating income	213	225	589	806
Net interest expense	(16)	(28)	(65)	(84)
Debt extinguishment costs	—	—	(55)	—

Income before income taxes	$197	$197	$469	$722

4.	Discontinued Operations

In November 2010, the corporation signed an agreement to sell its North American fresh bakery operations to Grupo Bimbo for $959 million. As of the end of the third quarter of 2011, the corporation has closed or received binding offers for virtually all of its household and body care businesses. Subsequent to the end of the third quarter, the corporation closed on the disposition of a majority of its shoe care business. The corporation has also agreed to sell its non-Indian insecticides business for €154 million. Sara Lee received a deposit of €149 million on the sale of this business. The deposit was recognized as unrestricted cash, with an offsetting liability to the buyer of $211 million, which will be reported in Other accrued liabilities in the Condensed Consolidated Balance Sheet until the deal closes. The sale of this business is currently under regulatory review.

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

In December 2010, the corporation completed the disposition of its global body care and European detergents business and, through the third quarter of 2011, completed the disposition of the majority of its air care business, as well as, its Australia/New Zealand bleach business.

As noted above, on November 9, 2010, the corporation signed an agreement to sell its North American fresh bakery business to Grupo Bimbo for $959 million. The purchase price is subject to various adjustments, including reduction by up to $140 million if and to the extent that Grupo Bimbo is required to divest certain amounts of assets in connection with obtaining regulatory approval. The agreement will enable Grupo Bimbo to use the Sara Lee brand in the fresh bakery category throughout the world, except Western Europe, Australia and New Zealand, while the corporation retains the brand for all other categories and geographies. The sale also includes a small portion of business that is currently part of the North American Foodservice segment which is not reflected as discontinued operations as it does not meet the definition of a component pursuant to the accounting rules. The transaction, which is subject to customary closing conditions and regulatory clearances, is anticipated to close before the end of 2011.

The following is a summary of the operating results of the corporation’s discontinued operations:

	Third Quarter 2011			Third Quarter 2010
(In millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net income (Loss)
North American Fresh Bakery Businesses	$491	$21	$14	$501	$3	$5
International Household and Body Care Businesses	197	(29)	(24)	525	80	(362)

Total	$688	$(8)	$(10)	$1,026	$83	$(357)

	First Nine Months 2011			First Nine Months 2010
(In millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
North American Fresh Bakery Businesses	$1,494	$20	$242	$1,541	$26	$19
International Household and Body Care Businesses	970	52	19	1,611	209	(195)

Total	$2,464	$72	$261	$3,152	$235	$(176)

The North American fresh bakery tax provision for the first nine months of 2011 includes a $227 million income tax benefit associated with the excess tax basis related to these assets. This excess tax basis gives rise to a deferred tax asset, which will reverse upon the finalization of the sale of this business.

In the first nine months of 2010, the international household and body care businesses reported tax expense of $404 million. The net tax expense resulted from the recognition of the following significant tax amounts: (i) a $416 million tax charge related to the company’s third quarter decision to no longer reinvest overseas earnings attributable to overseas cash and the net assets of the household and body care businesses; (ii) a $53 million net tax benefit related to the reversal of a tax valuation allowance on United Kingdom net operating loss carryforwards as a result of the anticipated gain from the disposition of the household and body care businesses in that country; and (iii) a $27 million tax benefit related to the anticipated utilization of U.S. capital loss carryforwards available to offset the capital gain resulting from the household and body care business disposition.

Gain on the Sale of Discontinued Operations

In February of 2011, the corporation closed on the sale of its Australia/New Zealand bleach business. Using foreign exchange rates on the date of the transaction, the corporation has received cash proceeds of $51 million and reported an after tax gain of $29 million.

The global body care and European detergents businesses were sold in December 2010. Using foreign exchange rates on the date of the transaction, the corporation received cash proceeds of $1.5 billion, and reported an after tax gain on disposition of $486 million. The corporation entered into a customary transitional services agreement with the purchaser of this business to provide for the orderly separation of the business and the orderly transition of various functions and processes. The terms of the agreement apply to specific functions or actions including sales, marketing and supply chain functions as well as certain accounting, payroll and tax processing, information technology services, and other services that will be performed for certain periods of time, which in each case is less than six months. The net amount recorded under the transition services agreement, including the service fee charged by the corporation, is a receivable which has been recorded in Other current assets in the Condensed Consolidated Balance Sheet.

A majority of the air care business was sold in July 2010. Using foreign exchange rates on the date of the transaction, the corporation has received cash proceeds of $410 million to date, which represents a majority of the proceeds to be received, and reported an after tax gain on disposition of $92 million. When this business was sold, certain operations were retained, primarily in Spain, until production related to non-air care businesses ceases at the facility. Sara Lee will continue to manufacture air care products for the buyer for a period of approximately 8 months, at which point the production facility will be sold to the buyer and the final gain on the sale will be recognized. The corporation entered into a customary transition services agreement with the purchaser of this business to provide for the orderly separation of the business and the orderly transition of various functions and processes which were completed by the end of the second quarter.

	Third Quarter 2011			First Nine Months 2011
(In millions)	Pretax Gain (Loss) on Sale	Tax (Expense) Benefit	After Tax Gain	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain
Air Care Products	$—	$—	$—	$271	$(179)	$92
Global Body Care and European Detergents	(3)	3	—	866	(380)	486
Australia/New Zealand bleach	46	(17)	29	46	(17)	29
Other Household and Body Care Businesses	—	—	—	1	—	1

Total	$43	$(14)	$29	$1,184	$(576)	$608

The tax expense recognized on the sale of household and body care businesses in the first nine months of 2011 includes a $234 million charge related to the anticipated repatriation of the cash proceeds received on the disposition of these businesses.

The following is a summary of the net assets held for sale as of April 2, 2011 and July 3, 2010, which primarily consists of the net assets of the North American fresh bakery and international household and body care businesses.

(In millions)	April 2, 2011	July 3, 2010
Trade accounts receivable	$167	$188
Inventories	114	221
Other current assets	27	52

Total current assets held for sale	308	461

Property	486	542
Trademarks and other intangibles	306	438
Goodwill	447	784
Other assets	(28)	17

Assets held for sale	$1,519	$2,242

Accounts payable	$115	$121
Accrued expenses and other current liabilities	187	295
Current maturities of long-term debt	16	20

Total current liabilities held for sale	318	436
Long-term debt	83	92
Other liabilities	250	316

Liabilities held for sale	$651	$844

Noncontrolling interest	$28	$28

The corporation enters into franchise agreements with independent third party contractors (“Independent Operators”) representing distribution rights to sell and distribute fresh bakery products via direct-store-delivery to retail outlets in defined sales territories. The corporation does not hold equity interests in any of the Independent Operator entities. The corporation determined that all Independent Operators are variable interest entities (VIE) of which it is the primary beneficiary, primarily as a result of Sara Lee’s debt guarantee and other route maintenance obligations. The balance sheet amounts resulting from the consolidation of these VIE’s are included in the assets and liabilities held for sale in the table above. The noncontrolling interest associated with these VIE’s were $26 million at April 2, 2011 and $23 million at July 3, 2010.

Lease obligations associated with the VIE’s are secured by the vehicles subject to lease and do not represent additional claims on the corporation’s general assets. The corporation’s maximum exposure for loss associated with the Independent Operator entities is limited to $50 million of long-term debt of the Independent Operators as of April 2, 2011.

The discontinued operations cash flows are summarized in the table below:

(In millions) – Increase / (Decrease)	Nine Months ended Apr. 2, 2011	Nine Months ended Mar. 27, 2010
Cash flow from operating activities	$167	$312
Cash flow from (used in) investing activities	2,145	(41)
Cash flow used in financing activities	(2,312)	(242)

Increase (decrease) in net cash of discontinued operations	—	29
Cash and cash equivalents at beginning of year	—	8

Cash and cash equivalents at end of period	$—	$37

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

On September 7, 2010, the corporation completed a tender offer for any and all of its 6 1/4 % Notes due September 15, 2011, of which $1.11 billion aggregate principal amount was outstanding. At the time of expiration of the tender offer, $653.3 million of the 6  1/4% notes had been validly tendered. On September 8, 2010, the corporation announced that it was redeeming the remaining $456.7 million of aggregate principal outstanding of the 6 1/4% Notes. This debt was redeemed on October 8, 2010. The corporation recognized a total charge of $55 million in 2011 associated with the early extinguishment of this debt. This charge is reported on the Debt extinguishment costs line of the Consolidated Income Statement.

In September 2010, the company issued $400 million 2.75% Notes due in September 2015 and $400 million 4.1% Notes due in September 2020, the proceeds of which were used to fund a portion of the redemption of the 6 1/4% Notes. The remaining portion of the redemption of the 6 1/4% Notes in the second quarter of 2011 was funded by cash on hand and the net proceeds from commercial paper issuances.

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

In January 2011, the corporation announced that its board of directors has agreed in principle to divide the company into two separate, publicly traded companies which is expected to be completed in early calendar 2012. Under this plan, a portion of the company’s North American operations will be spun off, tax-free, into a new public company. As the company prepares for the spin off, it will incur certain spin off related costs. Spin off related costs include third party professional fees for consulting and other services that are directly related to the spin off. It also includes the costs of employees solely dedicated to activities directly related to the spin off.

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

2) Transformation/Accelerate/Spin off Costs recognized in Cost of sales and Selling, general and administrative expenses primarily relate to:

•	Expenses associated with the installation of new information systems

•	Costs to retain and relocate employees

•	Consulting costs

•	Costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative

Transformation/Accelerate/Spin off costs are recognized in Cost of sales or Selling, general and administrative expenses in the Consolidated Statements of Income as they do not qualify for treatment as an exit activity or asset and business disposition under the accounting rules for exit and disposal activities. However, management believes the disclosure of these transformation/Accelerate/spin off related charges provides the reader greater transparency to the total cost of the initiatives.

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended		Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010
Selling, general and administrative expenses:
Accelerate charges	$3	$11	$10	$21
Spin off related costs	10	—	10	—

Net charges for (income from):
Exit activities	5	14	48	32
Asset and business dispositions	—	11	—	20

Decrease in income from continuing operations before income taxes	18	36	68	73
Income tax benefit (at applicable statutory rates)	(7)	(11)	(21)	(23)

Decrease in income from continuing operations	$11	$25	$47	$50

Impact on diluted EPS	$0.02	$0.04	$0.07	$0.07

The impact of these actions on the corporation’s business segments and general corporate expenses is summarized as follows:

	Quarter ended		Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010
North American Retail	$1	$—	$2	$3
North American Foodservice	2	8	2	10
International Beverage	1	4	36	4
International Bakery	—	10	—	26

Decrease in operating segment income	4	22	40	43
Increase in general corporate expenses	14	14	28	30

Total	$18	$36	$68	$73

The following discussion provides information concerning the exit, disposal and transformation/Accelerate activities for each year where actions were initiated and material reserves exist.

2011 Actions

During 2011, the corporation approved certain actions related to exit, disposal, and Accelerate activities and recognized charges of $72 million related to these actions. Each of these activities is expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 411 employees, related to the European beverage and corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 411 targeted employees, 388 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

•	Recognized third party and employee costs associated with the planned spin off of the company’s North American operations

The corporation also recognized $78 million of charges in discontinued operations primarily related to restructuring actions taken to eliminate stranded overhead associated with the household and body care businesses.

The following table summarizes the net charges taken for the exit, disposal, Project Accelerate and other restructuring activities approved during 2011 and the related status as of April 2, 2011. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The composition of these charges and the remaining accruals are summarized below. Approximately $130 million of charges related to continuing operations are expected to be recognized in 2011.

(In millions)	Employee termination and other benefits	IT and other costs	Total
Exit, disposal and other costs recognized during 2011	$52	$20	$72
Charges recognized in discontinued operations	56	22	78
Cash payments	(18)	(24)	(42)
Foreign exchange	5	—	5

Accrued costs as of April 2, 2011	$95	$18	$113

2010 Actions

During 2010, the corporation approved certain actions related to exit, disposal, and Accelerate activities and recognized charges of $117 million related to these actions. Each of these activities is to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate 1,130 employees, related to European beverage, European bakery and North American foodservice operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 1,130 targeted employees, 204 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

•	Recognized a $20 million net loss associated with the disposition of certain bakery manufacturing facilities in Spain.

The following table summarizes the significant actions completed during the first nine months of 2011 and the status of the remaining accruals related to the 2010 actions as of April 2, 2011. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2010 actions. The composition of these charges and the remaining accruals are summarized below.

(In millions)	Employee termination and other benefits	IT and other costs	Non- cancellable Leases	Total
Accrued costs as of July 3, 2010	$40	$9	$13	$62
Cash payments	(19)	(9)	(6)	(34)
Change in estimate	(6)	—	3	(3)
Foreign exchange impacts	5	—	—	5

Accrued costs as of April 2, 2011	$20	$—	$10	$30

2009 Actions

During 2009, the corporation approved certain actions related to exit, disposal, transformation and Accelerate activities and recognized charges of $120 million related to these actions. Each of these activities was to be completed within a 12-month period after being approved and include the following:

•

Implemented a plan to terminate 984 employees, related to the European beverage and bakery operations and the corporate office group in North America, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 984 targeted employees, 7 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

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

Significant actions completed during the first nine months of 2011 and the status of the remaining elements of the 2009 actions, along with the remaining accruals, is described below. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2009 actions. The composition of these charges and the remaining accruals are summarized in the following table:

(In millions)	Employee termination and other benefits	IT and other costs	Total
Accrued costs as of July 3, 2010	$22	$3	$25
Cash payments	(8)	—	(8)
Change in estimate	(3)	—	(3)
Foreign exchange impacts	2	—	2

Accrued costs as of April 2, 2011	$13	$3	$16

In periods prior to 2009, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure and these actions have had minimal impact on current year results. As of April 2, 2011, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these completed actions total $15 million and primarily represent certain severance obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

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

At April 2, 2011 the maximum maturity date of any cash flow hedge was approximately two years principally related to a cross currency swap that matures in 2013. The corporation expects to reclassify into earnings during the next twelve months net gains from Accumulated Other Comprehensive Income of approximately $5 million at the time the underlying hedged transaction is recognized in the Consolidated Statement of Income.

Net Investment Hedge – A hedge of the exposure of changes in the underlying foreign currency denominated subsidiary net assets is declared as a net investment hedge. Net investment hedges qualify for hedge accounting. Net investment hedges can include either derivative or non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans. The effective portion of the change in the fair value of net investment hedges is recorded in the cumulative translation adjustment account within common stockholders’ equity. At April 2, 2011 and July 3, 2010, the U.S. dollar equivalent of intercompany loans and forward exchange contracts designated as net investment hedges was $4.0 billion and $4.5 billion, respectively.

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

Types of Derivative Instruments

Interest Rate and Cross Currency Swaps – To manage interest rate risk, the corporation has entered into interest rate swaps that effectively convert certain fixed-rate debt instruments into floating-rate debt instruments. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The corporation utilizes interest rate swap derivatives in order to maintain a targeted amount of both fixed-rate and floating-rate long term debt and notes payable. In the first nine months of 2011, the corporation settled $285 million of interest rate swaps, including a $50 million forward starting swap. Currently, the corporation has a fixed interest rate on approximately 60% of long-term debt and notes payable issued.

The corporation has issued certain foreign-denominated debt instruments and utilizes cross currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. As of April 2, 2011 and July 3, 2010, the total notional amount of the corporation’s interest rate swaps was $576 million and $761 million, respectively and the total notional amount of cross currency swaps was $798 million and $704 million, respectively. The notional value of the cross currency swaps is calculated by multiplying the euro value swapped by the exchange rate at the reporting date.

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

The principal currencies hedged by the corporation include the European euro, British pound, Danish krone, Hungarian forint, U.S. dollar, Swiss franc, Australian dollar and Brazilian real. The net U.S. dollar equivalent of commitments to purchase and sell foreign currencies is $2.886 billion and $2.876 billion, respectively as of April 2, 2011 and $4.211 billion and $4.066 billion, respectively as of July 3, 2010, using the exchange rates as of the reporting dates. The corporation hedges virtually all foreign exchange risk derived from recorded transactions and firm commitments and only hedges foreign exchange risk related to anticipated transactions where the exposure is potentially significant.

The notional value of foreign exchange options contracts outstanding was $1 million as of April 2, 2011 and $9 million as of July 3, 2010 as determined by the ratio of the change in option value to the change in the underlying hedged item.

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

As of April 2, 2011 and July 3, 2010, the total notional amount of commodity futures contracts was $190 million and $143 million, respectively, and the total notional amount of option contracts was $36 million and $3 million, respectively. The notional amount of commodity futures contracts is determined by the initial cost of the contracts while the notional amount of options contracts is determined by the ratio of the change in option value to the change in the underlying hedged item.

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

Contingent Features/Concentration of Credit Risk

All of the corporation’s derivative instruments are governed by International Swaps and Derivatives Association (i.e. ISDA) master agreements, requiring the corporation to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the corporation’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on April 2, 2011, is $278 million for which the corporation has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on April 2, 2011, the corporation would be required to post collateral of, at most, $278 million with its counterparties.

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

The fair values and carrying amounts of long-term debt, including the current portion, at April 2, 2011 were $2.4 billion and $2.4 billion, and at July 3, 2010 were $2.8 billion and $2.6 billion, respectively. The fair value of the corporation’s long-term debt, including the current portion, is estimated using discounted cash flows based on the corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at April 2, 2011 and July 3, 2010 is as follows:

	Assets				Liabilities
	Other Current Assets		Other Non- Current Assets		Accrued Liabilities - Other		Other
(In millions)	Apr. 2, 2011	July 3, 2010	Apr. 2, 2011	July 3, 2010	Apr. 2, 2011	July 3, 2010	Apr. 2, 2011	July 3, 2010
Derivatives designated as hedging instruments:
Interest rate contracts (b)	$2	$4	$12	$27	$2	$—	$—	$—
Foreign exchange contracts (b)	—	143	—	—	189	2	59	153
Commodity contracts (a)	—	—	—	—	—	—	—	—

Total derivatives designated as hedging instruments	2	147	12	27	191	2	59	153

Derivatives not designated as hedging instruments:
Foreign exchange contracts (b)	45	42	—	—	28	42	—	—
Commodity contracts (a)	2	—	—	—	—	—	—	—

Total derivatives not designated as Hedging instruments	47	42	—	—	28	42	—	—

Total derivatives	$49	$189	$12	$27	$219	$44	$59	$153

(a)	Categorized as level 1: Fair value of level 1 assets and liabilities as of April 2, 2011 are $2 and nil and at July 3, 2010 are nil and nil, respectively.
(b)	Categorized as level 2: Fair value of level 2 assets and liabilities as of April 2, 2011 are $59 million and $278 million and at July 3, 2010 are $216 million and $197 million, respectively.

Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the quarter and nine months ended April 2, 2011, and March 27, 2010, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter ended		Quarter ended		Quarter ended		Quarter ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010
Cash Flow Derivatives:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$1	$(1)	$(27)	$39	$2	$(3)	$(24)	$35
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	5	—	(37)	45	7	—	(25)	45
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	(2)	(2)	(1)	—	(3)	(2)

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	(374)	232	—	—	(374)	232
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	(10)	—	—	—	(10)	—

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	(4)	5	—	—	—	—	(4)	5
Amount of Hedged Item gain (loss) recognized in earnings (e)	4	—	—	—	—	—	4	—

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	(13)	13	8	1	(5)	14
Amount of gain (loss) recognized in SG&A	—	—	34	(39)	5	—	39	(39)

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Nine Months ended		Nine Months ended		Nine Months ended		Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010

Cash Flow Derivatives:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$2	$—	$(58)	$33	$19	$(1)	$(37)	$32
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	3	—	(71)	31	10	(3)	(58)	28
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	(6)	(8)	—	—	(6)	(8)

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	(601)	145	—	—	(601)	145
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	41	—	—	—	41	—

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	—	12	—	—	—	—	—	12
Amount of Hedged Item gain (loss) recognized in earnings (e)	7	1	—	—	—	—	7	1

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	(31)	14	9	4	(22)	18
Amount of gain (loss) recognized in SG&A	—	—	65	2	8	—	73	2

(a)	Effective portion. For net investment derivatives, the gain/loss flows through currency translation.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, for interest rate swaps, in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest expense for foreign exchange contracts and SG&A expenses for commodity contracts.
(e)	The amount of gain (loss) recognized in earnings on the derivative contracts and the related hedged item is reported in interest expense.
(f)	The gain (loss) recognized from OCI into earnings is reported in gain on sale of discontinued operations.

8.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (benefit) for the third quarter and first nine months of 2011 and 2010 are as follows:

	Pension		Postretirement Medical and Life Insurance
(In millions)	Third Quarter 2011	Third Quarter 2010	Third Quarter 2011	Third Quarter 2010
Service cost	$10	$13	$—	$—
Interest cost	59	59	1	1
Expected return on plan assets	(69)	(60)	—	—
Amortization of:
Prior service cost (benefit)	1	1	(4)	(2)
Net actuarial loss	10	12	1	—

Net periodic benefit cost (benefit)	$11	$25	$(2)	$(1)

	Pension		Postretirement Medical and Life Insurance
(In millions)	Nine Months 2011	Nine Months 2010	Nine Months 2011	Nine Months 2010
Service cost	$30	$36	$1	$1
Interest cost	174	181	4	4
Expected return on plan assets	(206)	(179)	—	—
Amortization of:
Prior service cost (benefit)	5	4	(11)	(9)
Net actuarial loss	30	38	1	—

Net periodic benefit cost (benefit)	$33	$80	$(5)	$(4)

The net periodic benefit cost of the corporation’s defined benefit pension plans in the first nine months of 2011 was $47 million lower than in 2010 as a result of the following:

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

•

The amortization of net actuarial losses decreased in 2011 despite an increase in the total amount of unamortized actuarial losses at the end of 2010 as compared to 2009. Amortization of actuarial losses declined as the total amount of unamortized actuarial losses associated with the U.S. plans was reduced due to the freezing of the U.S. salaried pension plans, which also extended the amortization period. This decline in amortization was partially offset by an increase in amortization associated with the non-U.S. plans.

In 2011, the corporation disposed of a majority of the international household and body care businesses but retained a significant portion of the pension and postretirement medical obligations related to those businesses. As the corporation will no longer incur service cost for the participants in those plans after the businesses were sold, this cost component is recognized in discontinued operations, while the remainder of net periodic benefit cost associated with these plans is being recognized in continuing operations.

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

Beginning in the second quarter of 2011, the corporation has classified the North American fresh bakery businesses as discontinued operations and per the sale agreement, the purchaser will assume the pension and postretirement medical obligations related to those businesses. As such, the total net periodic benefit cost associated with the participants in those plans has been included in discontinued operations as these costs will not be retained after these businesses are sold and the related pension and postretirement benefit plan net liabilities have been included in assets and/or liabilities held for sale.

During the first nine months of 2011 and 2010, the corporation contributed $115 million and $100 million, respectively, to its defined benefit pension plans. At the present time, the corporation expects to contribute approximately $120 million of cash to its defined benefit pension plans in 2011. Previously, the company estimated that its 2011 contributions would include approximately $80 million of additional contributions to the company’s Dutch pension plan, subject to reaching an agreement with the Dutch unions to restructure this plan. It is now expected that this contribution will be made in the first half of 2012. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2011 may differ from the current estimate.

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

10.	Income Taxes

The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	Third Quarter		Nine Months
(In millions)	2011	2010	2011	2010
Continuing operations
Income before income taxes	$197	$197	$469	$722
Income tax expense (benefit)	60	174	155	217
Effective tax rate	30.5%	88.1%	33.0%	30.0%

Third Quarter and First Nine Months of 2011

In the third quarter of 2011, the corporation recognized tax expense of $60 million on pretax income from continuing operations of $197 million, or an effective tax rate of 30.5%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing various discrete tax items, none of which were material individually or in the aggregate.

In the first nine months of 2011, the corporation recognized tax expense of $155 million on pretax income from continuing operations of $469 million, or an effective tax rate of 33.0%. The tax expense and related effective tax rate on continuing operations was determined by applying a 35.0% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increases the 2011 estimated annual effective tax rate by 3%.

Third Quarter and First Nine Months of 2010

In the third quarter of 2010, the corporation recognized tax expense of $174 million on pretax income from continuing operations of $197 million, or an effective tax rate of 88.1%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $22 million of discrete tax expense related to the following items:

•	$43 million of tax expense related to a Belgian litigation proceeding that is expected to result in additional income tax expense. (See Note 11 – Contingencies and Commitments)

•

$19 million of tax benefit related to adjustment of taxes previously provided on 2009 earnings of the corporation, of which $18 million is an adjustment of a tax provision estimate related to a tax credit.

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

In the first nine months of 2010, the corporation recognized tax expense of $217 million on pretax income from continuing operations of $722 million, or an effective tax rate of 30.0%. The tax expense and related effective tax rate on continuing operations was determined by applying a 39.3% estimated annual effective tax rate to pretax earnings and then recognizing $67 million of discrete tax benefits. The discrete tax items relate to the following:

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

•

$19 million of tax benefit primarily related to adjustment of taxes previously provided on 2009 earnings of the corporation, of which $18 million is an adjustment of a tax provision estimate related to a tax credit.

•

$7 million of tax expense related to deferred tax adjustments, of which $3 million related to a change in the law on the deductibility of benefits reimbursed under the Medicare Part D retiree prescription drug program,.

The corporation’s 2010 estimated annual effective tax rate increased from 25.7% to 39.3% primarily due to a one-time tax charge of $118 million related to foreign earnings in that year that were no longer considered to be indefinitely reinvested. This tax charge was in connection with the company’s decision, announced February 16, 2010, to no longer reinvest overseas earnings primarily attributable to existing overseas cash and the book value of the household and body care businesses. Herein after, this tax charge may also be referred to as the tax on unremitted earnings. This tax charge increased the estimated annual effective tax rate by approximately 14%. The portion of this tax charge recognized in the first nine months of 2010 was $102 million, all of which was recognized in the third quarter. Additionally, for the same reasons as noted above, the first nine months of 2010 includes a $416 million charge in discontinued operations.

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

The year-to-date net increase in the liability for unrecognized tax benefits was $92 million, resulting in an ending balance of $459 million as of April 2, 2011. There was an increase in the gross liability for uncertain tax positions of $153 million, of which $107 million relates to 2011 increases, $8 million relates to prior year increases, and $38 million relates to unfavorable foreign currency exchange translation. This increase was offset by a decrease in the gross liability for uncertain tax positions of $61 million, of which $56 million relates to the expiration of statutes of limitation and $5 million relates to audit settlements.

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

Aris – This is a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint alleges unfair labor practices due to the termination of manufacturing operations in the Philippines by Aris Philippines, Inc. (Aris), a former subsidiary of the corporation. The complaint names the corporation as a party defendant. In 2006, an arbitrator ruled against the corporation and awarded the plaintiffs approximately $80 million in damages and fees. This ruling was appealed by the corporation and subsequently set aside by the NLRC in December 2006. Both the complainants and the corporation have filed motions for reconsideration. The corporation continues to believe that the plaintiffs’ claims are without merit; however, it is reasonably possible that this case will be ruled against the corporation and have a material adverse impact on the corporation’s results of operations or cash flows. For further information, see Note 14 to the financial statements, “Contingencies and Commitments,” in the company’s 2010 Annual Report.

Hanesbrands Inc. – In September 2006, the corporation spun off its branded apparel business into an independent publicly-traded company named Hanesbrands Inc. (“HBI”). In connection with the spin off, the corporation and HBI entered into a tax sharing agreement that governs the allocation of tax assets and liabilities between the parties. HBI has initiated binding arbitration claiming that it is owed $72 million from the corporation under the tax sharing agreement. The corporation believes HBI’s claims are without merit and is vigorously contesting the matter. It is anticipated that the final decision by the arbitrator will occur in calendar 2011.

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

Belgian tax matter – In 1997, the corporation sold a Belgian subsidiary to an unrelated third party. At the time of the sale, the Belgian subsidiary owed a Belgian tax liability of approximately €30 million (resulting from an intercompany restructuring completed before the 1997 sale) and the third party buyer assumed all assets and liabilities of the subsidiary. In 1999, the former Belgian subsidiary, then owned by the third party buyer, declared bankruptcy and did not pay the outstanding Belgian tax liability. In 2001, the Belgian Ministry of Finance launched an investigation into the 1997 sale. In November 2009, the corporation received from the Belgian state prosecutor a notice of intent to indict the third party buyer as well as several of the corporation’s international subsidiaries and several current and former directors and officers of such subsidiaries, in connection with the 1997 sale. The notice alleges various tax-related legal violations, some of which carry criminal penalties. The corporation has agreed to a settlement with the Belgian authorities, which is subject to final approval by the Belgian Judiciary, and has deposited €32 million into an escrow account for Belgian taxes, interest and penalties.

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

On May 5, 2011, the corporation announced that it had entered into an agreement to acquire Aidells, a premium meat business in the U.S., for $87 million. The acquisition is subject to customary closing conditions and regulatory approvals. In addition, the corporation announced that it is evaluating strategic options for its international bakery and North American refrigerated dough businesses.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 and a discussion of the changes in financial condition and liquidity during the first nine months of 2011. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – Third Quarter and First Nine Months of 2011

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information

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

On May 5, 2011, the corporation announced that it had entered into an agreement to acquire Aidells, a premium meat business in the U.S., for $87 million. The acquisition is subject to customary closing conditions and regulatory approvals. In addition, the corporation announced that it is evaluating strategic options for its international bakery and North American refrigerated dough businesses.

Summary of Results

The business highlights include the following:

•

Net sales for the third quarter of $2.2 billion were $143 million higher than the prior year due to pricing actions, an improved sales mix, higher green coffee export sales and the favorable impact of changes in foreign currency exchange rates partially offset by the negative impact of volume declines.

•

Reported operating income for the third quarter of 2011 was $213 million, a decrease of $12 million over the same period of the prior year. The decrease was due to a decline in business segment results for North American Retail and International Beverage, which was caused by a significant increase in commodity costs, including $28 million of foreign currency hedging losses related to raw material purchases. These declines were partially offset by a $19 million decrease in general corporate expenses due to a reduction in information systems implementation costs and lower employee benefit costs; and a $13 million year-over-year improvement in the mark-to-market gains/losses related to unrealized commodity derivatives.

•

Diluted earnings per share from continuing operations for the quarter increased from $0.03 to $0.22 due to the favorable impact of a $114 million decrease in tax expense as the income from continuing operations before income taxes of $197 million is unchanged from the prior year.

•

Total cash flow from operating activities of $292 million for the first nine months of 2011 showed a decline of $515 million over the prior year driven by an increase in cash used to fund certain working capital components, primarily inventories and other current assets, a decline in cash generated by discontinued operations and lower operating income from continuing operations. The cash used to fund inventories increased due in part to higher commodity costs. The cash flow from operating activities for discontinued operations declined $145 million, due in large part to the impact of business dispositions, while adjusted operating income from continuing operations declined $82 million.

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

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. In addition, under some of our contracts, the prices at which we sell our products are tied to increases and decreases in commodity costs. Many of the commodities we use, including coffee, wheat, beef, pork, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings. Commodity costs, excluding mark-to-market derivative gains/losses, increased by approximately $400 million in the first nine months of 2011. This increase in commodity costs was partially offset by approximately $250 million in pricing actions, resulting in a net unfavorable impact from commodities net of pricing of $150 million in the first nine months of 2011.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, approximately half of the company’s net sales and operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates decreased net sales by $98 million and decreased operating income by $17 million in the first nine months of 2011.

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

The corporation is currently in the process of divesting the household and body care businesses but there is a significant amount of related overhead that is expected to remain after these businesses have been sold. The corporation has taken action to eliminate the majority of these costs but it is anticipated that approximately $25 million to $30 million will remain in our cost structure in 2011. The corporation estimates that the actions to eliminate this stranded overhead will result in charges of approximately $125 to $130 million in 2011, of which approximately $60-65 million will be recognized in continuing operations. The corporation also estimates that an additional $30 million of charges will be incurred in 2012.

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

For continuing operations, the incremental savings resulting from Project Accelerate and other restructuring actions were approximately $60 million in the first nine months of 2011. The corporation anticipates annualized savings in 2011 of approximately $225-$235 million related to these actions, of which $80-$90 million is incremental to the $145 million of cumulative Project Accelerate savings in 2010. The company expects Project Accelerate costs in fiscal 2011 to be approximately $30 to $35 million.

Spin off related costs – As noted previously, the corporation announced that its board of directors has agreed in principle to divide the company into two separate, publicly traded companies. Spin off related costs include third party professional fees for consulting and other services that are directly related to the spin off. It also includes the costs of employees solely dedicated to activities directly related to the spin off.

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

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Quarter ended Apr. 2, 2011			Quarter ended Mar. 27, 2010
In millions, except per share data	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Continuing operations:
Business outsourcing costs	$(6)	$(4)	$(0.01)	$(11)	$(7)	$(0.01)
Severance charges	(2)	(2)	—	(10)	(7)	(0.01)
Lease exit costs	—	—	—	(4)	(2)	—
Business disposition costs	2	1	—	(11)	(8)	(0.01)

Total Project Accelerate charges	(6)	(5)	(0.01)	(36)	(24)	(0.04)

Other:
International stranded overhead – severance	(2)	—	—	—	—	—
Curtailment gain	—	—	—	21	14	0.02
Mexican tax indemnification	—	—	—	(15)	(10)	(0.01)
Spin off related costs	(10)	(6)	(0.01)	—	—	—

Impact of significant items on income from continuing operations before significant tax matters	(18)	(11)	(0.02)	(30)	(20)	(0.03)

Significant tax matters affecting comparability:
Tax on unremitted earnings	—	—	—	—	(102)	(0.15)
Belgian tax proceeding	—	—	—	—	(43)	(0.06)
U.K. net operating loss utilization	—	—	—	—	4	0.01
Tax credit adjustment	—	—	—	—	18	0.03
Tax audit settlement/reserve adjustments	—	2	—	—	9	0.01

Impact of significant items on income from continuing operations	(18)	(9)	(0.02)	(30)	(134)	(0.20)

Discontinued operations:
Professional fees/other	(11)	(9)	(0.01)	(7)	(7)	(0.01)
Exit activities	(14)	(10)	(0.02)	—	—	—
Accelerated depreciation	(1)	(1)	—	(2)	(2)	—
Pension curtailment gain	—	—	—	4	3	—
Pension partial withdrawal liability charge	(2)	(1)	—	—	—	—
Gain on sale of discontinued operations	43	29	0.05	8	6	0.01
Licensing agreement termination charge	(39)	(27)	(0.04)	—	—	—
Tax on unremitted earnings	—	—	—	—	(416)	(0.60)
Tax audit settlement/reserve adjustment	—	(1)	—	—	3	—

Significant items impacting discontinued operations	(24)	(20)	(0.03)	3	(413)	(0.60)

Impact of significant items on net income attributable to Sara Lee	$(42)	$(29)	$(0.05)	$(27)	$(547)	$(0.79)

Impact of significant items on income from continuing operations before income taxes:
Cost of sales	$—			$6
Selling, general and administrative expenses	(13)			(11)
Exit and business dispositions	(5)			(25)
Impairment charges	—			—
Debt extinguishment costs	—			—

Total	$(18)			$(30)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Nine Months ended Apr. 2, 2011			Nine Months ended Mar. 27, 2010
In millions, except per share data	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Continuing operations:
Business outsourcing costs	$(11)	$(8)	$(0.01)	$(21)	$(14)	$(0.02)
Severance charges	(6)	(4)	(0.01)	(23)	(16)	(0.02)
Lease exit costs	—	—	—	(9)	(5)	(0.01)
Business disposition costs	—	—	—	(20)	(14)	(0.02)
Accelerated depreciation	(2)	(1)	—	—	—	—

Total Project Accelerate charges	(19)	(13)	(0.02)	(73)	(49)	(0.07)

Other:
International stranded overhead – severance	(41)	(29)	(0.05)	—	—	—
Curtailment gain	—	—	—	21	14	0.02
Impairment charges	—	—	—	(17)	(11)	(0.02)
Mexican tax indemnification	—	—	—	(15)	(10)	(0.01)
Debt extinguishment costs	(55)	(35)	(0.06)	—	—	—
Spin off related costs	(10)	(6)	(0.01)	—	—	—

Impact of significant items on income from continuing operations before significant tax matters	(125)	(83)	(0.13)	(84)	(56)	(0.08)

Significant tax matters affecting comparability:
Tax on unremitted earnings	—	—	—	—	(102)	(0.15)
Belgian tax proceeding	—	—	—	—	(43)	(0.06)
U.K. net operating loss utilization	—	—	—	—	16	0.02
Tax credit adjustment	—	—	—	—	18	0.03
Tax audit settlement/reserve adjustments	—	8	0.01	—	103	0.15
Tax valuation allowance adjustment	—	—	—	—	(5)	(0.01)

Impact of significant items on income from continuing operations	(125)	(75)	(0.12)	(84)	(69)	(0.10)

Discontinued operations:
Professional fees/other	(20)	(16)	(0.02)	(22)	(20)	(0.03)
Exit activities	(56)	(40)	(0.06)	(1)	—	—
Accelerated depreciation	(2)	(2)	—	(2)	(2)	—
Pension curtailment gain (loss), net	(1)	—	—	(7)	(6)	(0.01)
Pension partial withdrawal liability charge	(2)	(1)	—	(7)	(5)	(0.01)
Gain on sale of discontinued operations	1,184	608	0.96	8	6	0.01
Licensing agreement termination charge	(39)	(27)	(0.04)	—	—	—
Tax basis difference – Fresh Bakery	—	227	0.36	—	—	—
Tax basis difference – H&BC	—	(2)	—	—	11	0.02
Tax audit settlement/reserve adjustment	—	(1)	—	—	(3)	—
Capital loss carryforward utilization	—	—	—	—	27	0.04
Tax valuation allowance adjustment	—	(2)	—	—	53	0.08
Tax on unremitted earnings	—	(6)	(0.01)	—	(421)	(0.61)

Significant items impacting discontinued operations	1,064	738	1.16	(31)	(360)	(0.52)

Impact of significant items on net income attributable to Sara Lee	$939	$663	$1.04	$(115)	$(429)	$(0.61)

Impact of significant items on income from continuing operations before income taxes:
Cost of sales	$(2)			$6
Selling, general and administrative expenses	(20)			(21)
Exit and business dispositions	(48)			(52)
Impairment charges	—			(17)
Debt extinguishment costs	(55)			—

Total	$(125)			$(84)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Consolidated Results – Third Quarter of 2011 Compared with Third Quarter of 2010

The following table summarizes net sales and operating income for the third quarter of 2011 and 2010 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change
Net sales	$2,220	$2,077	$143	6.9%

Less: Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(8)	$8
Acquisition	13	—	13

Adjusted net sales	$2,207	$2,085	$122	5.8%

Operating income	$213	$225	$(12)	(6.0)%

Less: Increase / (decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$(2)	$2
Project Accelerate charges	(6)	(36)	30
Spin off related costs	(10)	—	(10)
International stranded overhead – severance	(2)	—	(2)
Pension curtailment gain	—	21	(21)
Mexican tax indemnification	—	(15)	15
Acquisition	1	—	1

Adjusted operating income	$230	$257	$(27)	(10.5)%

Net Sales

Net sales increased by $143 million or 6.9%. The strengthening of foreign currencies, particularly the Brazilian real and Australian dollar, increased reported net sales by $8 million, or 0.5%. Adjusted net sales increased by $122 million or 5.8% due to the impact of pricing actions taken to offset higher commodity costs, a favorable shift in sales mix and higher green coffee export sales, partially offset by the negative impact of a 3.3% decline in unit volumes.

The following table summarizes the components of the percentage change in net sales as compared to the prior year:

Third Quarter 2011

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	(3.3)%		1.3%		6.1%		1.7%		0.6%		0.5%		6.9%

All volume data being reported excludes the impact of commodity hog volumes as the corporation has exited nearly all of its commodity hog contracts.

Operating Income

Operating income decreased by $12 million, or 6.0%. The year-over-year net impact of the changes in foreign currency exchange rates, Project Accelerate charges, and the other factors identified in the preceding table increased operating income by $15 million. Adjusted operating income decreased $27 million or 10.5% due to a decline in adjusted operating results for the international business segments, primarily International Beverage, partially offset by the favorable impact of a $12 million decline in general corporate expenses and a $13 million year-over-year improvement in the mark-to-market gains/losses related to unrealized commodity derivatives. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the third quarter of 2011 decreased $45 million over the prior year due to higher commodity costs and lower unit volumes partially offset by pricing actions, savings from continuous improvement programs, and an improved sales mix. The gross margin percent decreased from 37.6% in the third quarter of 2010 to 33.1% in the third quarter of 2011 primarily due to the impact of higher commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$77	$68	$9	12.4%
Other	395	393	2	0.4

Total business segments	472	461	11	2.2

General corporate expenses	41	60	(19)	(31.9)
Mark-to-market derivative (gains) / losses	(3)	2	(5)	NM
Amortization of identifiable intangibles	8	8	—	5.5

Total SG&A Expenses	$518	$531	$(13)	(2.5)%

Selling, general and administrative (SG&A) expenses decreased by $13 million, or 2.5%. Measured as a percent of sales, SG&A expenses decreased from 25.6% in 2010 to 23.3% in 2011. Changes in foreign currency exchange rates increased SG&A costs by $5 million, or 0.9%. The remaining decrease in SG&A expenses was $18 million, or 3.4%. SG&A expenses in the business segments increased by $11 million, or 2.2%, due to a $9 million increase in MAP spending and the impact of the reclassification of certain shipping and handling costs previously included in Cost of sales. General corporate expenses decreased $19 million versus the prior year due to the impact of headcount reductions and lower employee benefit costs. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives decreased SG&A expenses by $5 million.

Project Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the third quarter of 2011 and 2010 reflect amounts recognized for actions associated with the corporation’s ongoing Project Accelerate business improvement and cost reduction program and other exit and disposal actions. The charge related to exit activities, asset and business dispositions was $5 million in the third quarter of 2011 versus $25 million in the third quarter of 2010. As discussed in Note 6 to the financial statements, “Exit, Disposal and Accelerate Activities,” the charges in 2011 and 2010 primarily relate to the planned termination of employees related to both European and North American operations as part of Project Accelerate.

Net Interest Expense

Net interest expense for the quarter was $16 million, a decrease of $12 million from the prior year due to a $10 million decrease in interest expense and a $2 million increase in interest income year-over-year. Interest expense for the quarter is lower than the prior year due to refinancing approximately $800 million of debt at lower interest rates earlier in the fiscal year. For the year, net interest expense is expected to decline by approximately $20 million as a result of this debt refinancing.

Income Tax Expense

Note 10 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense and effective tax rate for the corporation’s continuing operations:

	Third Quarter
(In millions)	2011	2010
Continuing operations
Income before income taxes	$197	$197
Income tax expense	60	174
Effective tax rate	30.5%	88.1%

In the third quarter of 2011, the corporation recognized tax expense of $60 million on pretax income from continuing operations of $197 million, or an effective tax rate of 30.5%. The tax expense and related effective tax rate on continuing operations was determined by applying a 35.0% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increases the 2011 estimated annual effective rate by 3%.

In the third quarter of 2010, the corporation recognized tax expense of $174 million on pretax income from continuing operations of $197 million, or an effective tax rate of 88.1%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $22 million of discrete tax expense. See Note 10 to the Consolidated Financial Statements, “Income Taxes”, for additional information regarding the discrete tax items.

The corporation’s 2010 estimated annual effective tax rate of 39.3% includes a one-time tax charge of $118 million related to foreign earnings in that year that were no longer considered to be indefinitely reinvested. This tax charge was in connection with the company’s decision in the third quarter of 2010 to no longer reinvest overseas earnings primarily attributable to existing overseas cash and the book value of the household and body care businesses. This tax charge increased the estimated annual effective tax rate by approximately 14%. The portion of this tax charge recognized in the third quarter of 2010 was $102 million. A similar charge is also included in the results of discontinued operations.

The 2010 estimated annual effective tax rate also includes $18 million of non-recurring tax benefits related to the utilization of United Kingdom net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the third quarter of 2010 was $4 million.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the third quarter of 2011 was $137 million, an increase of $114 million over the comparable period of the prior year, due to a $114 million decrease in income tax expense and a $12 million decrease in net interest expense which offset a $12 million decrease in operating income.

The net income from continuing operations attributable to Sara Lee, which excludes the results of noncontrolling interests, was $137 million for the third quarter of 2011 and $23 million for the third quarter of 2010.

Diluted EPS from continuing operations increased from $0.03 in the third quarter of 2010 to $0.22 in the third quarter of 2011. Diluted EPS were favorably impacted by lower average shares outstanding during the third quarter of 2011 than during the third quarter of 2010, as the average shares outstanding declined from 693 million to 609 million. The lower average shares outstanding are due to the corporation’s share repurchase program.

Discontinued Operations

The following is a summary of the operating results of the corporation’s discontinued operations:

	Third quarter 2011			Third quarter 2010
(In millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
North American Fresh Bakery Businesses	$491	$21	$14	$501	$3	$5
International Household and Body Care Businesses	197	(29)	(24)	525	80	(362)

Total	$688	$(8)	$(10)	$1,026	$83	$(357)

Net sales reported by discontinued operations were $688 million in the third quarter of 2011, down 32.9% compared to the $1,026 million of net sales in the prior year. Net sales related to the fresh bakery operations declined $10 million as a result of the negative impact of lower unit volumes and a negative shift in sales mix partially offset by pricing actions. The household and body care sales declined $328 million due to the impact of divestitures subsequent to the start of the third quarter of 2010, which reduced sales by $348 million.

The increase in the fresh bakery pretax income was due to the positive impact of pricing actions, continuous improvement savings and the impact of the cessation of depreciation. Pretax income for fresh bakery was favorably impacted by approximately $17 million of lower depreciation and amortization expense versus the prior year related to assets which are now classified as held for sale and as such are no longer subject to depreciation and amortization under the accounting rules. The household and body care pretax income declined by $109 million due to the $56 million impact of dispositions and the $39 million license termination fee as well as $14 million of exit and business disposition costs incurred in the current year.

The amounts reported in 2011 and 2010 for the fresh bakery businesses represent a full three months of results of operations for these businesses. The amounts reported in 2010 for the household and body care businesses represent a full three months of results of operations for these businesses, while the amounts in 2011 include less than a full three months of results due to the divestiture of the Australia/New Zealand bleach business in February 2011, the global body care and European detergents business in December 2010, the air care business in July 2010 and the Godrej Sara Lee joint venture in May 2010.

Gain on sale of discontinued operations – the corporation recognized a pretax gain of $43 million and an after gain of $29 million in the third quarter of 2011, which primarily relates to the disposition of the Australia/New Zealand bleach business in February 2011. Further details regarding these dispositions are included in Note 4 to the Consolidated Financial Statements, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the third quarter of 2011, the corporation reported net income of $156 million versus a net loss of $328 million in the comparable period of the prior year. The $484 million increase in net income was due to a $370 million increase in net income from discontinued operations and a $114 million increase in income related to continuing operations. The year-over-year improvement in the results from discontinued operations was due to a $438 million reduction in income tax expense related to the income from discontinued operations. The prior year’s tax provision included a $416 million tax charge related to the company’s decision to no longer reinvest overseas earnings attributable overseas cash and the net assets of the household and body care businesses. The net income attributable to Sara Lee was $153 million in the third quarter of 2011 compared to a net loss of $336 million in the third quarter of 2010.

Diluted EPS increased from a loss of $0.49 per share in the third quarter of 2010 to income of $0.25 per share in the third quarter of 2011 due to the improvement in the results related to discontinued operations. Diluted EPS were also favorably impacted by lower average shares outstanding during the third quarter of 2011 than during the third quarter of 2010. The lower average shares are due to the corporation’s share repurchase program.

Consolidated Results – First Nine Months of 2011 Compared with First Nine Months of 2010

The following table summarizes net sales and operating income for the first nine months of 2011 and 2010 and certain items that affected the comparability of these amounts:

	Nine Months ended
Total Corporation Performance (In millions)	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change
Net sales	$6,628	$6,483	$145	2.2%

Less: Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$98	$(98)
Acquisition	16	—	16

Adjusted net sales	$6,612	$6,385	$227	3.5%

Operating income	$589	$806	$(217)	(27.0)%

Less: Increase / (decrease) in operating income from:
Contingent sales proceeds	$—	$133	$(133)
Changes in foreign currency exchange rates	—	17	(17)
Project Accelerate charges	(19)	(73)	54
Spin off related costs	(10)	—	(10)
International stranded overhead – severance	(41)	—	(41)
Pension curtailment gain	—	21	(21)
Mexican tax indemnification	—	(15)	15
Impairment charges	—	(17)	17
Acquisition	1	—	1

Adjusted operating income	$658	$740	$(82)	(11.1)%

Net Sales

Net sales increased by $145 million or 2.2%. The weakening of foreign currencies, particularly the European euro decreased reported net sales by $98 million, or 1.5%. Adjusted net sales increased by $227 million or 3.5% due to the impact of pricing actions, a favorable shift in sales mix, and higher green coffee export sales, partially offset by the negative impact of a 3.9% decline in unit volumes.

The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Nine Months 2011

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	(3.9)%		2.6%		3.8%		1.0%		0.2%		(1.5)%		2.2%

All volume data being reported excludes the impact of commodity hog volumes as the corporation has exited nearly all of its commodity hog contracts.

Operating Income

Operating income decreased by $217 million, or 27.0%. The year-over-year net impact of the changes in contingent sale proceeds, foreign currency exchange rates, Project Accelerate charges, and the other factors identified in the preceding table decreased operating income by $135 million. Adjusted operating income decreased $82 million or 11.1% due in part to the decline in adjusted operating results for the business segments, primarily in the North American Retail and International Beverage business segments partially offset by the favorable impact of a $23 million improvement in unrealized commodity mark-to-market derivatives versus the prior year and a $60 million decline in general corporate expenses. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars decreased $161 million over the prior year due to higher commodity costs and lower unit volumes partially offset by pricing actions, savings from continuous improvement programs, and an improved sales mix. The gross margin percent decreased from 36.4% in 2010 to 33.2% in 2011 primarily due to the impact of higher commodity costs.

Selling, General and Administrative Expenses

	Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$246	$222	$24	10.8%
Other	1,200	1,197	3	0.2

Total business segments	1,446	1,419	27	1.9

General corporate expenses	101	174	(73)	(42.2)
Mark-to-market derivative (gains) / losses	(7)	3	(10)	NM
Amortization of identifiable intangibles	24	24	—	(0.9)

Total SG&A Expenses	$1,564	$1,620	$(56)	(3.5)%

Selling, general and administrative (SG&A) expenses decreased by $56 million, or 3.5%. Measured as a percent of sales, SG&A expenses decreased from 25.0% in 2010 to 23.6% in 2011. Changes in foreign currency exchange rates decreased SG&A costs by $28 million, or 1.7%. The remaining decrease in SG&A expenses is $28 million, or 1.8%. SG&A expenses in the business segments increased by $27 million, or 1.9%, due to a $24 million increase in MAP spending and the impact of the reclassification of certain shipping and handling costs previously included in Cost of sales. General corporate expenses decreased $73 million versus the prior year due to a reduction in information technology costs, the impact of headcount reductions, lower employee benefit costs and a gain on the disposition of the corporate airplane. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives reduced SG&A expenses by $10 million due to an improvement in derivative energy contracts.

Project Accelerate Actions, Impairment Charges, Exit Activities and Other Significant Items

The reported results for the first nine months of 2011 and 2010 reflect amounts recognized for actions associated with the corporation’s ongoing Project Accelerate business improvement and cost reduction program and other exit and disposal actions. The charge related to exit activities, asset and business dispositions was $48 million in the first nine months of 2011 versus $52 million in the first nine months of 2010. As discussed in Note 6 to the financial statements, “Exit, Disposal and Accelerate Activities,” the charges in 2011 and 2010 primarily relate to the planned termination of employees related to both European and North American operations as part of Project Accelerate and the elimination of stranded overhead.

Receipt of Contingent Sale Proceeds

The corporation sold its European cut tobacco business in 1999. Under the terms of that agreement, the corporation received an annual cash payment of 95 million euros. The 2010 annual payment, which represented the final payment to be received, was equivalent to $133 million based upon the exchange rate on the date of receipt. The amount received in 2010 increased diluted earnings per share by $0.18 per share in the first nine months and by $0.19 per share for the full year.

Net Interest Expense

Net interest expense in the first nine months of 2011 was $65 million, which was $19 million lower than the first nine months of the prior year due to a $16 million decrease in interest expense and a $3 million increase in interest income year-over-year. The decline in interest expense in the first nine months was the result of refinancing approximately $800 million of debt at lower interest rates earlier in the fiscal year. For the full year, net interest expense is expected to decline by approximately $20 million as a result of this debt refinancing.

Debt Extinguishment Costs

In 2011, the corporation redeemed its $1.1 billion 6  1/4 % Notes due September 15, 2011 and recognized a $55 million charge associated with the early extinguishment of this debt. See Note 5 – “Debt Issuances and Redemptions” for additional information.

Income Tax Expense

Note 10 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision.

The following table sets out the tax expense and effective tax rate for the corporation’s continuing operations:

	First Nine Months
(In millions)	2011	2010
Continuing operations
Income before income taxes	$469	$722
Income tax expense	155	217
Effective tax rate	33.0%	30.0%

In the first nine months of 2011, the corporation recognized tax expense of $155 million on pretax income from continuing operations of $469 million, or an effective tax rate of 33.0%. The tax expense and related effective tax rate on continuing operations was determined by applying a 35.0% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increases the 2011 estimated annual effective rate by 3%.

In the first nine months of 2010, the corporation recognized tax expense of $217 million on pretax income from continuing operations of $722 million, or an effective tax rate of 30.0%. The tax expense and related effective tax rate on continuing operations was determined by applying a 39.3% estimated annual effective tax rate to pretax earnings and then recognizing $67 million of discrete tax benefits. See Note 10 to the Consolidated Financial Statements, “Income Taxes”, for additional information regarding the discrete tax items.

The corporation’s 2010 estimated annual effective tax rate of 39.3% includes the impact of a one-time tax charge of $118 million related to 2010 foreign earnings that are no longer indefinitely reinvested. This tax charge is in connection with the company’s third quarter 2010 decision, announced February 16, 2010, to no longer reinvest overseas earnings primarily attributable to existing overseas cash and the book value of the household and body care businesses. This tax charge increased the estimated annual effective tax rate by approximately 14%. The portion of this tax charge recognized in the first nine months of 2010 is $102 million. A similar charge is also included in discontinued operations. Any future gains that may be recognized on the sale of the household and body care businesses will result in an additional tax charge in discontinued operations on the deemed repatriation of such gains.

The 2010 estimated annual effective tax rate also includes $18 million of non-recurring tax benefits related to the utilization of United Kingdom net operating losses which lowered the estimated annual effective rate by approximately 2%. The portion of this tax benefit recognized in the first nine months of 2010 is $16 million.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the first nine months of 2011 was $314 million, a decrease of $191 million over the comparable period of the prior year, due to a $217 million decrease in operating income, a $55 million charge for debt extinguishment costs partially offset by a $62 million decrease in income tax expense and a $19 million decrease in net interest expense.

The net income from continuing operations attributable to Sara Lee, which excludes the results of noncontrolling interests, was $314 million for the first nine months of 2011 and $505 million for the first nine months of 2010.

Diluted EPS from continuing operations decreased from $0.72 in the first nine months of 2010 to $0.49 in the first nine months of 2011 due to the decline in income noted above. Diluted EPS were favorably impacted by lower average shares outstanding during the first nine months of 2011 than during the first nine months of 2010, as the average shares outstanding declined from 697 million to 635 million. The lower average shares outstanding are due to the corporation’s share repurchase program.

Discontinued Operations

The following is a summary of the operating results of the corporation’s discontinued operations:

	First Nine Months 2011			First Nine Months 2010
(In millions)	Net Sales	Pretax Income	Net Income (loss)	Net Sales	Pretax Income	Net Income (Loss)
North American Fresh Bakery Businesses	$1,494	$20	$242	$1,541	$26	$19
International Household and Body Care Businesses	970	52	19	1,611	209	(195)

Total	$2,464	$72	$261	$3,152	$235	$(176)

Net sales reported by discontinued operations were $2.5 billion in the first nine months of 2011, down 21.8% compared to the $3.2 billion of net sales in the prior year. Net sales related to the fresh bakery operations declined $47 million as a result of lower unit volumes and the negative impact of pricing actions. The household and body care sales declined $641 million due to the impact of divestitures subsequent to the beginning of 2010, which reduced sales by $643 million.

The decline in the fresh bakery pretax income was due to the negative impact of pricing actions and lower unit volumes, partially offset by continuous improvement savings, and the impact of the cessation of depreciation. Pretax income for fresh bakery was favorably impacted by approximately $30 million of lower depreciation and amortization expense versus the prior year related to assets which are now classified as held for sale and as such are no longer subject to depreciation and amortization under the accounting rules. The household and body care pretax income declined by $157 million due to a $102 million impact of dispositions, $55 million of charges related to exit and business disposition activities and a $39 million license termination fee.

The North American fresh bakery businesses reported a $227 million income tax benefit in the first nine months of 2011 associated with the excess tax basis related to these assets. This excess tax basis gives rise to a deferred tax asset, which will reverse upon the finalization of the sale of this business. In the first nine months of 2010, the international household and body care businesses reported tax expense of $404 million. The net tax expense resulted from the recognition of the following significant tax amounts: (i) a $416 million tax charge related to the company’s third quarter decision to no longer reinvest overseas earnings attributable to overseas cash and the net assets of the household and body care businesses; (ii) a $53 million net tax benefit related to the reversal of a tax valuation allowance on United Kingdom net operating loss carryforwards as a result of the anticipated gain from the disposition of the household and body care businesses in that country; and (iii) a $27 million tax benefit related to the anticipated utilization of U.S. capital loss carryforwards available to offset the capital gain resulting from the household and body care business disposition.

The amounts reported in 2011 and 2010 for the fresh bakery businesses represent a full nine months of results of operations for these businesses. The amounts reported in 2010 represent a full nine months of results of operations for the household and body care businesses, while the amounts in 2011 include less than a full nine months of results for these businesses due to the divestiture of the Australia/New Zealand bleach business in February 2011, the global body care and European detergents business in December 2010, the air care business in July 2010 and the Godrej Sara Lee joint venture in May 2010.

Gain on sale of discontinued operations – As noted above, the corporation completed the dispositions of its global body care and European detergents, air care businesses, and Australia/New Zealand bleach business which had been part of the international household and body care businesses during 2011. It recognized a pretax gain of $1.2 billion and an after tax gain of $608 million on the dispositions. Further details regarding these dispositions are also included in Note 4 to the Consolidated Financial Statements, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the first nine months of 2011, the corporation reported net income of $1.183 billion versus $335 million in the comparable period of the prior year. The $848 million increase in net income was due to a $1.039 billion increase in net income from discontinued operations partially offset by a $191 million decrease in income related to continuing operations. The increase in net income from discontinued operations was due to a $608 million gain on the disposition of businesses in the current year and a $437 million increase in income from discontinued operations, due in large part to a year-over-year reduction in income tax expense. The decline in income from continuing operations was due in part to the cessation of the contingent sale proceeds ($133 million in 2010) and a decline in operating segment income. The net income attributable to Sara Lee was $1.176 billion in the first nine months of 2011 compared to $319 million in the first nine months of 2010.

Diluted EPS increased from $0.46 per share in the first nine months of 2010 to $1.85 per share in the first nine months of 2011. Diluted EPS were favorably impacted by lower average shares outstanding during the first nine months of 2011 than during the first nine months of 2010. The lower average shares are due to the corporation’s share repurchase program.

Operating Results by Business Segment

The results of the corporation’s household and body care and North American Fresh Bakery businesses, which were previously reported as separate business segments, are being reported as discontinued operations. See Note 4 – “Discontinued Operations” for additional information.

Net sales by business segment for the third quarter and first nine months of 2011 and 2010 are as follows:

	Net Sales

	Quarter ended		Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010
North American Retail	$681	$672	$2,142	$2,076
North American Foodservice	448	427	1,410	1,413
International Beverage	925	799	2,552	2,417
International Bakery	173	186	544	601

Total business segments	2,227	2,084	6,648	6,507
Intersegment sales	(7)	(7)	(20)	(24)

Net sales	$2,220	$2,077	$6,628	$6,483

Income from continuing operations before income taxes for the third quarter and first nine months of 2011 and 2010 are as follows:

	Income from Continuing Operations before Income Taxes

	Quarter ended		Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Apr. 2, 2011	Mar. 27, 2010
North American Retail	$85	$101	$236	$303
North American Foodservice	33	26	121	109
International Beverage	134	173	333	468
International Bakery	3	(1)	16	4

Total operating segment income	255	299	706	884
General corporate expense	(42)	(61)	(112)	(183)
Mark-to-market derivative gains/(losses)	8	(5)	19	(4)
Amortization of intangibles	(8)	(8)	(24)	(24)
Contingent sale proceeds	—	—	—	133

Total operating income	213	225	589	806
Net interest expense	(16)	(28)	(65)	(84)
Debt extinguishment costs	—	—	(55)	—

Income from continuing operations before income taxes	$197	$197	$469	$722

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

Third Quarter 2011

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	(7.0)%		2.4%		6.1%		(0.3)%		0.0%		0.0%		1.2%
North American Foodservice	(6.9)		1.2		10.8		(0.2)		0.0		0.1		5.0
International Beverage	1.0		1.5		5.9		4.8		1.5		1.0		15.7
International Bakery	(3.1)		(0.3)		(4.1)		0.4		0.0		0.5		(6.6)

Total Continuing Business	(3.3)%		1.3%		6.1%		1.7%		0.6%		0.5%		6.9%

First Nine Months 2011

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	(2.7)%		2.4%		4.5%		(1.1)%		0.0%		0.0%		3.1%
North American Foodservice	(14.1)		6.5		6.7		0.6		0.0		0.1		(0.2)
International Beverage	0.4		1.5		3.3		3.1		0.7		(3.4)		5.6
International Bakery	(2.9)		(0.3)		(3.4)		0.9		0.0		(3.7)		(9.4)

Total Continuing Business	(3.9)%		2.6%		3.8%		1.0%		0.2%		(1.5)%		2.2%

The following tables summarize the net sales and operating segment income for each of the business segments for 2011 and 2010 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter ended				Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change
Net Sales	$681	$672	$9	1.2%	$2,142	$2,076	$66	3.1%

Adjusted Net Sales	$681	$672	$9	1.2%	$2,142	$2,076	$66	3.1%

Operating segment income	$85	$101	$(16)	(16.1)%	$236	$303	$(67)	(22.1)%

Less: Increase/(decrease) in operating segment income from
Project Accelerate charges	$(1)	$—	$(1)		$(2)	$(3)	$1
Curtailment gain	—	7	(7)		—	7	(7)

Adjusted operating segment income	$86	$94	$(8)	(7.8)%	$238	$299	$(61)	(20.3)%

Gross margin %	31.7%	35.0%		(3.3)%	30.9%	34.5%		(3.6)%

Third quarter –

Net sales increased by $9 million, or 1.2%. Sales increased as a result of pricing actions and an improved sales mix partially offset by lower unit volumes. Unit volumes decreased 7.0% due to volume declines for frozen bakery products, smoked sausage, hot dogs and deli meats which offset higher volumes for breakfast sandwiches and lunchmeats. Pricing actions, net of trade promotions, increased net sales by 6.1%. The improved sales mix was driven in part by the sale of innovative new products in the breakfast and lunchmeat categories.

Operating segment income decreased by $16 million, or 16.1%. The net impact of the change in the curtailment gain and Project Accelerate charges decreased operating segment income by $8 million. Adjusted operating segment income decreased by $8 million, or 7.8% versus very strong third quarter results in the prior year. The decrease in operating segment income was due to the significant increase in commodity cost, lower unit volumes and higher costs related to the implementation of new information systems and start up costs related to the new Kansas City meat plant. These declines in operating segment income were partially offset by pricing actions, an improved sales mix, savings from continuous improvement programs and lower MAP spending.

First Nine Months –

Net sales increased by $66 million, or 3.1%. Sales increased as a result of pricing actions and an improved sales mix, which offset lower unit volumes. Unit volumes decreased 2.7% due to volume declines for frozen bakery products, hot dogs and smoked sausage partially offset by higher volumes for breakfast sandwiches, breakfast sausages and lunchmeats. Pricing actions, net of trade promotions, increased net sales by 4.5%. The improved sales mix was driven in part by the sale of innovative new products in the breakfast and lunchmeat categories.

Operating segment income decreased by $67 million, or 22.1%, while adjusted operating segment income decreased by $61 million, or 20.3%. The decrease in operating segment income was due to a significant increase in commodity costs net of pricing actions, higher costs related to the implementation of new information systems and the new Kansas City meat plant, lower unit volumes and higher MAP spending, partially offset by an improved sales mix and savings from continuous improvement programs.

North American Foodservice

	Quarter ended				Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change
Net Sales	$448	$427	$21	5.0%	$1,410	$1,413	$(3)	(0.2)%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—		$—	$(1)	$1

Adjusted net sales	$448	$427	$21	4.9%	$1,410	$1,414	$(4)	(0.3)%

Operating segment income	$33	$26	$7	31.6%	$121	$109	$12	11.4%

Less: Increase/(decrease) in operating segment income from
Project Accelerate charges	$(2)	$(8)	$6		$(4)	$(10)	$6
Impairment charge	—	—	—		—	(13)	13
Curtailment gain	—	6	(6)		—	6	(6)

Adjusted operating segment income	$35	$28	$7	27.3%	$125	$126	$(1)	(1.1)%

Gross margin %	25.4%	25.9%		(0.5)%	26.1%	26.8%		(0.7)%

Third quarter–

Net sales increased by $21 million, or 5.0%, while adjusted net sales increased by 4.9%. The net sales increase was due to price increases in response to increases in commodity costs and an improved sales mix partially offset by unit volume declines for bakery and beverage products. The pricing actions increased sales by 10.8%. Overall, net unit volumes declined 6.9% due to demand softness resulting from the continued weak economic conditions and the loss of certain contracts. A decline in bakery volumes was due primarily to the loss of a high volume, low margin pizza dough contract. Beverage volumes are down due to declines in roast and ground and coffee concentrates. The decline in coffee concentrates is due to the loss of a high margin liquid coffee concentrate contract, which will have a negative impact on sales and operating segment income for the remainder of the year. Meat volumes increased during the quarter, driven in part by growth in breakfast sausage.

Operating segment income increased by $7 million, or 31.6%, while adjusted operating segment income increased by $7 million, or 27.3%. The increase was due to pricing actions, which were able to offset the significant increase in commodity costs, continuous improvement savings and a favorable shift in sales mix partially offset by lower unit volumes, including the loss of the liquid coffee business noted above.

First Nine Months –

Net sales decreased by $3 million, or 0.2%, while adjusted net sales decreased by $4 million, or 0.3%. The net sales decrease was due to unit volume declines for bakery and beverage products partially offset by the impact of price increases in response to an increase in commodity costs and an improved sales mix. The pricing actions increased sales by 6.7%. Overall, net unit volumes declined 14.1% due to demand softness resulting from the continued weak economic conditions and the loss of certain contracts. The decline in bakery volumes was due primarily to the loss of a high volume, low margin pizza dough contract and volume softness in store brand bakery products. Beverage volumes are down due to declines in roast and ground and coffee concentrates. The decline in coffee concentrates is due to the loss of a high margin liquid coffee concentrate contract, which will have a negative impact on sales and operating segment income for the remainder of the year. Meat volumes increased during the period, driven in part by growth in breakfast sausage.

Operating segment income increased by $12 million, or 11.4%. The net impact of the change in impairment charges, Project Accelerate charges and a curtailment gain increased operating segment income by $13 million. Adjusted operating segment income decreased by $1 million, or 1.1%, as the negative impact of higher commodity costs and lower unit volumes, which included the loss of the liquid coffee business noted above, were effectively offset by pricing actions, a favorable shift in sales mix and continuous improvement savings.

International Beverage

	Quarter ended				Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change
Net Sales	$925	$799	$126	15.7%	$2,552	$2,417	$135	5.6%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(7)	$7		$—	$75	$(75)
Acquisition	13	—	13		16	—	16

Adjusted net sales	$912	$806	$106	13.2%	$2,536	$2,342	$194	8.3%

Operating segment income	$134	$173	$(39)	(22.6)%	$333	$468	$(135)	(28.9)%

Less: Increase/(decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(2)	$2		$—	$17	$(17)
Project Accelerate charges	—	(4)	4		(2)	(4)	2
International stranded overhead severance	(1)	—	(1)		(34)	—	(34)
Acquisition	1	—	1		1	—	1

Adjusted operating segment income	$134	$179	$(45)	(25.1)%	$368	$455	$(87)	(18.9)%

Gross margin %	36.8%	45.8%		(9.0)%	37.8%	42.9%		(5.1)%

Third quarter–

Net sales increased by $126 million, or 15.7%. The impact of foreign currency changes, particularly in the Brazilian real and Australian dollar, increased reported net sales by $7 million, while acquisitions subsequent to the start of the third quarter of the prior year increased net sales by $13 million. Adjusted net sales increased by $106 million, or 13.2%. The increase was due to pricing actions, which included increased trade promotion activity, higher green coffee export sales, an improved sales mix and an increase in unit volumes. Pricing actions increased net sales by 5.9%. Unit volumes increased 1.0% due to volume growth in the retail channel partially offset by a decline in foodservice volumes. Retail unit volumes were higher as a result of volume growth in the Asian region, while volumes in Europe and Brazil remained virtually unchanged. Slight unit volume declines in traditional roast and ground, due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, and coffee concentrates were offset by volume increases in single serve coffee in France and instant coffee. Unit volumes in the foodservice channel decreased due to declines in Europe.

Operating segment income decreased by $39 million, or 22.6%. Changes in foreign currency exchange rates, Project Accelerate charges, stranded overhead severance and acquisitions increased operating segment income by $6 million. Adjusted operating segment income decreased by $45 million, or 25.1% due to the negative impact of substantially higher commodity costs, the negative impact of $28 million of foreign currency hedging losses related to raw material purchases and higher MAP spending, which were only partially offset by price increases and the impact of a favorable shift in sales mix.

First Nine Months –

Net sales increased by $135 million, or 5.6%. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $75 million, while acquisitions subsequent to the start of the prior year increased net sales by $16 million. Adjusted net sales increased by $194 million, or 8.3%. The increase was due to pricing actions, which included increased trade promotion activity, higher green coffee export sales, an improved sales mix and an increase in unit volumes. Pricing actions increased net sales by 3.3%. Unit volumes increased 0.4% due to unit volume increase in both retail and foodservice channels. Retail volumes in Europe decreased due to volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, which was partially offset by increases in single serve coffee volumes in

France and an increase in instants. The volume declines in Europe were partially offset by improved volumes in Brazil and the Asian region. Unit volumes in the foodservice channel increased due to volume growth in Australia as unit volumes in Europe remained virtually unchanged.

Operating segment income decreased by $135 million, or 28.9%. Changes in foreign currency exchange rates decreased operating segment income by $17 million, while Project Accelerate charges, stranded overhead severance and acquisitions decreased operating segment income by $31 million. Adjusted operating segment income decreased by $87 million, or 18.9% due to the negative impact of $61 million of foreign currency hedging losses related to raw material purchases, higher commodity costs and higher MAP spending, which were only partially offset by the impact of pricing actions and a favorable shift in sales mix.

International Bakery

	Quarter ended				Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change	Apr. 2, 2011	Mar. 27, 2010	Change	Percent Change
Net Sales	$173	$186	$(13)	(6.6)%	$544	$601	$(57)	(9.4)%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1		$—	$24	$(24)

Adjusted net sales	$173	$187	$(14)	(7.1)%	$544	$577	$(33)	(5.7)%

Operating segment income (loss)	$3	$(1)	$4	NM %	$16	$4	$12	NM %

Less: Increase/(decrease) in operating segment income (loss) from
Changes in foreign currency exchange rates	$—	$—	$—		$—	$2	$(2)
Project Accelerate charges	—	(10)	10		—	(26)	26
Impairment charge	—	—	—		—	(4)	4

Adjusted operating segment income	$3	$9	$(6)	(75.7)%	$16	$32	$(16)	(51.6)%

Gross margin %	34.5%	38.9%		(4.4)%	35.7%	38.6%		(2.9)%

Third quarter–

Net sales decreased by $13 million, or 6.6%. The impact of foreign currency changes, particularly in the Australian dollar, increased reported net sales by $1 million. Adjusted net sales decreased $14 million, or 7.1% due to the negative impact of price reductions in response to competitive pressures, which decreased net sales by 4.1% and lower unit volumes. Net unit volumes decreased 3.1% due to a decline in fresh bread volumes in Spain, as a result of a reduction in branded sales due in part to economic and competitive pressures, as well as a decline in refrigerated dough volumes in Europe and volume declines in Australia.

Operating segment income increased by $4 million. The net change in Project Accelerate charges and business disposition costs increased operating segment income by $10 million. Adjusted operating segment income decreased by $6 million, or 75.7% due to the negative impact of pricing actions, higher commodity costs, lower unit volumes, and an unfavorable sales mix shift to lower margin products partially offset by continuous improvement savings.

First Nine Months –

Net sales decreased by $57 million, or 9.4%. The impact of foreign currency changes, particularly in the European euro, decreased reported net sales by $24 million. Adjusted net sales decreased $33 million, or 5.7% due to the negative impact of price reductions in response to competitive pressures, which decreased net sales by 3.4% and lower unit volumes. Unit volumes decreased 2.9% due to a decline in fresh bread volumes in Spain, as a result of a reduction in branded sales due in part to economic and competitive pressures and volume declines in Australia. These volume declines were partially offset by increased refrigerated dough volumes in Europe.

Operating segment income increased by $12 million. The net change in foreign currency exchange rates, business disposition costs, Project Accelerate charges, and impairment charges increased operating segment income by $28 million. Adjusted operating segment income decreased by $16 million, or 51.6% due to the negative impact of pricing actions, lower unit volumes, and an unfavorable sales mix shift to lower margin products partially offset by continuous improvement savings.

Financial Condition

The Consolidated Statements of Cash Flows include amounts related to discontinued operations. The discontinued operations had a significant impact on the cash flows from operating activities for the first nine months of 2011 and 2010. See Note 4 – “Discontinued Operations” for additional information regarding cash flows related to discontinued operations.

Cash from Operating Activities

The cash from operating activities generated by continuing and discontinued operations in the first nine months of 2011 and 2010 is summarized in the following table.

	Nine Months ended
(In millions)	Apr. 2, 2011	Mar. 27, 2010
Cash from Operating Activities:
Continuing Operations	$125	$495
Discontinued Operations	167	312

Total	$292	$807

The decrease in cash from operating activities of $515 million over the prior year was due to an increased use of cash related to certain components of working capital, a decline in cash contributed by discontinued operations and a decline in operating income. Improvements in working capital related to accounts receivable, due to better working capital management, were offset by an increase in inventories, due in part to higher commodity costs, and an increase in other current assets related to mark-to-market gains on derivative transactions and amounts due under transition services agreements. The cash contributed by discontinued operations declined by $145 million due to the impact of the completion of the recent business dispositions. The cash generated from operations was also negatively impacted by the decline in adjusted operating income, which was $82 million lower than the prior year. Cash from operating activities was positively impacted by a $25 million reduction in cash paid for restructuring actions and a $22 million reduction in taxes paid, which was partially offset by a $15 million increase in cash contributions to the company’s defined benefit pension plans.

Cash used in Investing Activities

The cash provided by investing activities was $1.980 billion in the first nine months of 2011, which was $1.993 billion more than the comparable period of 2010. The increase in cash provided by investment activities was due to the receipt of $2.182 billion of cash related to the disposition of the household and body care businesses. This increased source of cash was partially offset by a $133 million reduction in cash received from contingent sale proceeds as the amount received in 2010 represented the final payment to be received. During the current year, the corporation expended $32 million to acquire a coffee company in Brazil, while in the prior year, the corporation did not make any acquisitions. The cash received from derivative transactions increased by $11 million in 2011 due primarily to an increase in cash received on the settlement of foreign exchange derivative contracts. Capital expenditures for the purchases of property, equipment, software and other intangibles increased by $26 million in 2011 from $226 million in 2010 to $252 million in 2011 due to continued expenditures for the new Kansas City meat plant.

Cash used in Financing Activities

Net cash used in financing activities was $1.347 billion during the first nine months of 2011, which was $586 million higher than the prior year period. The year-over-year increase was due to $1.313 billion of cash expended for share repurchases. The increased use of cash was partially offset by a $194 million increase in borrowings of debt, net of repayments. In the first nine months of 2011, the corporation had net borrowings of $163 million of short-term and long-term debt as compared to net repayments of $31 million during the first nine months of the prior year. The amount of borrowings and repayments in 2011 were impacted by significant debt issuances and redemptions. Further details regarding these transactions are included in Note 5 to the Consolidated Financial Statements, “Debt Issuances and Redemptions.” The cash dividends paid decreased by $15 million in 2011 due to the impact of the share repurchases noted above.

Liquidity

Notes Payable/Cash and Equivalents

The notes payable balance at April 2, 2011 of $605 million was $558 million higher than the amount reported at July 3, 2010. The higher debt levels were used to fund increased working capital and other short term cash needs in the U.S. and Brazil. The corporation had cash and cash equivalents on the balance sheet at April 2, 2011 of $2.132 billion, which was $1.177 billion higher than the balance at July 3, 2010, due primarily to the cash proceeds received from the disposition of several household and body care businesses.

Anticipated Business Dispositions/Use of Proceeds

Sara Lee has made substantial progress toward divesting its International household and body care businesses. The company closed transactions for the divestiture of the majority of its air care business to Procter & Gamble and the global body care and European detergents business to Unilever for approximately $2 billion in the first half of 2011. The company has closed on the sale of its Australia/New Zealand bleach business for €37.9 million on February 7, 2011. The company has also announced the divestitures of the non-Indian insecticides business (€153.5 million) and the global shoe care business (€245 million) to SC Johnson. The divestiture of the majority of the shoe care business closed on April 4, 2011. The divestitures of the non-Indian insecticides business is expected to close in the second half of calendar 2011, subject to customary closing conditions and regulatory clearances. Sara Lee received a deposit of €149 million on the sale of the non-Indian insecticide business. The deposit was recognized as unrestricted cash, with an offsetting liability to the buyer until the deal closes. Sara Lee has now sold or announced the sale of all material parts of the international household and body care operations. The corporation estimates it will incur transaction taxes of approximately 15% and repatriation taxes of approximately 20% of the gross proceeds. In addition, the corporation reaffirms that the tax on repatriating overseas cash and the book value of the household and body care businesses in the third quarter of 2010 will not exceed 25%.

During 2010, Sara Lee announced a revised capital plan that focuses on share repurchase, dividend pay-out and the funded status of the company’s pension plans, while maintaining a solid investment grade credit profile.

As part of this capital plan, the company planned to buy back $2.5 to $3 billion of shares of its common stock over a three-year period. Sara Lee bought back approximately 36 million shares of common stock through an accelerated share repurchase (ASR) program begun in March 2010 and completed in the first quarter of 2011 at a total cost of $513 million, of which $500 million was paid in 2010 and an additional $13 million was paid in the first quarter of 2011 as a final settlement. The company also repurchased 80.2 million shares of common stock at a cost of $1.3 billion in the first nine months of 2011, which satisfies its commitment to repurchase a total of $1.0 to $1.5 billion of shares during fiscal 2011. As of April 2, 2011, approximately $1.2 billion remains authorized for share repurchase by the board of directors, in addition to the 13.5 million share authorization remaining under the prior share repurchase program. However, the corporation does not expect to continue with any further share repurchases.

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

Credit Facility and Credit Ratings

The corporation has a $1.85 billion five-year revolving credit facility available that management considers sufficient to satisfy its operating requirements. This facility expires in December 2011 and the pricing under this facility is based upon the corporation’s current credit rating. The corporation currently intends to extend this credit facility beyond its current maturity date. At April 2, 2011, the corporation did not have any borrowings outstanding under the credit facility but it did have approximately $150 million of letters of credit outstanding under this credit facility. The facility does not mature or terminate upon a credit rating downgrade.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of April 2, 2011, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Negative
FitchRatings	BBB	F-2	Stable

In January 2011, Moody’s Investor Services placed the company’s long-term rating under review for possible downgrade, likely limited to one notch. It also affirmed the company’s P-2 rating on short-term borrowings.

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

Debt

The corporation’s total long-term debt decreased $235 million in the first nine months of 2011, from $2.6 billion at July 3, 2010, to $2.4 billion at April 2, 2011. During the first nine months of 2011, the corporation repaid $1.352 billion of debt and borrowed approximately $1.032 billion of long-term debt. See below for additional information regarding the new borrowings and redemptions.

The corporation’s total long-term debt is due to be repaid as follows: nil in the remainder of 2011; $462 million in 2012; $520 million in 2013; $20 million in 2014; $75 million in 2015; $404 million in 2016 and $913 million thereafter. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

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

The company funded a portion of the redemption of the 6 1/4% Notes with the proceeds from the sale of $400 million 2.75% Notes due in September 2015 and $400 million 4.1% Notes due in September 2020. The redemption of the remaining portion of the 6 1/4% Notes in the second quarter of 2011 was funded by cash on hand and the net proceeds from commercial paper issuances.

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

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 60.0% fixed-rate debt as of April 2, 2011, as compared with 68.6% as of July 3, 2010. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Covenants

The corporation’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the corporation is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income attributable to Sara Lee plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended April 2, 2011, the corporation’s interest coverage ratio was 6.6 to 1.0.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $18 million in the remainder of 2011; $50 million in 2012; $37 million in 2013; $27 million in 2014; $22 million in 2015; $17 million in 2016 and $69 million thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $5 million in the remainder of 2011; $15 million in 2012; $11 million in 2013; $10 million in 2014; $8 million in 2015; $1 million in 2016 and $29 million, thereafter.

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

Pension Plans

The funded status of the corporation’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. The underfunded status of the plans related to continuing operations was approximately $450 million at the end of 2010 as compared to $350 million at the end of 2009. Further information on the corporation’s pension plans is contained in Note 8 to these Consolidated Financial Statements. The corporation anticipates recognizing total pension expense in continuing operations for its defined benefit plans of approximately $40 million in 2011.

In the first nine months of 2011, the corporation contributed $115 million to these defined benefit pension plans and the corporation anticipates that approximately $120 million of cash contributions will be made for the entire fiscal year. Previously, the company estimated that its 2011 contributions would include approximately $80 million of additional contributions to the company’s Dutch pension plan, subject to reaching an agreement with the Dutch unions to restructure this plan. It is now expected that this contribution will be made in the first half of 2012. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2011 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 – “Defined Benefit Pension Plans to the Consolidated Financial Statements,” that are included in the corporation’s 2010 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The corporation currently estimates that the continuing operation’s tax expense for the repatriation of a portion of 2011 and prior year foreign earnings to the U.S. will be approximately $17 million, with the majority of these taxes expected to be paid during 2011. In addition, the corporation has recognized $234 million of tax expense in the first nine months of 2011 related to the repatriation of the gain on the sale of the air care and body care businesses. It is anticipated that the majority of the cash taxes related to this repatriation action will be paid after calendar 2011. The corporation anticipates that the deferred tax liability at the end of 2011 will be approximately $843 million and will primarily relate to repatriation taxes recognized in 2010 and 2011.

Project Accelerate/Other Restructuring Liabilities

The corporation has recognized amounts for Project Accelerate and other restructuring charges. At April 2, 2011, the corporation had recognized cumulative liabilities of approximately $170 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

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

The material guarantees for which the maximum potential amount of future payments can be determined include the corporation’s contingent liability on leases on property operated by others which are described above, and the corporation’s guarantees of certain third-party debt. These debt guarantees require the corporation to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the corporation could be required to make in the event that these third parties default on their debt obligations is approximately $12 million. At the present time, the corporation does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

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

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

Third quarter 2011
Interest rates	$25	$25	1 day	95%
Foreign exchange	18	19	1 day	95

Year End 2010
Interest rates	$11	$12	1 day	95%
Foreign exchange	21	23	1 day	95

Interest rate value at risk increased over 2010 due to a shift toward longer maturities of the overall debt outstanding and the general increase in long term rate volatilities. Increases in foreign exchange value at risk amounts in 2011 were primarily due to increases in the value of euro based net assets.

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the third quarter of 2011 and the end of 2010, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $14 million and $2 million, respectively.

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

Issued but not yet Effective Accounting Standards

There are no new accounting pronouncements issued, but not yet effective, which are relevant to the operations of the corporation as of the third quarter.

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

•

Previous business decisions, such as (i) Sara Lee’s ability to generate margin improvement through cost reduction and efficiency initiatives, including Project Accelerate and the outsourcing of significant portions of our financial transaction processing, global IT, and global indirect procurement activities; (ii) Sara Lee’s ability to achieve planned cash flows from capital expenditures and acquisitions and the impact of changing interest rates and the cost of capital on the discounted value of those planned cash flows, which could impact future impairment analyses; (iii) credit ratings issued by the three major credit rating agencies, the impact of Sara Lee’s capital plans and targets on such credit ratings and the impact these ratings and changes in these ratings may have on Sara Lee’s cost to borrow funds, access to capital/debt markets, and ability to complete the planned share repurchase; (iv) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (v) changes in the expense for and contingent liabilities relating to multi-employer pension plans in which Sara Lee participates.

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

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the third quarter of 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 2, 2011 to Feb. 2, 2011	9,187,234	17.37	9,187,234	13,459,121	$1.7 billion
Feb. 3, 2011 to Mar. 5, 2011	29,378,789	17.02	29,378,789	13,459,121	$1.2 billion
Mar. 6, 2011 to Apr. 2, 2011	—	—	—	13,459,121	$1.2 billion

Total	38,566,023	17.10	38,566,023	13,459,121	$1.2 billion

(1)	Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of April 2, 2011, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 its Board of Directors had increased this repurchase program by $2.0 billion shares (for a total authorization of $3.0 billion shares). As of April 2, 2011, $1.8 billion of shares have been repurchased under this program. There is no expiration date for either program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Sara Lee Corporation Quarterly Report on Form 10-Q for the quarter and nine months ended April 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Common Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ John P. Zyck
John P. Zyck
Corporate Controller

DATE: May 10, 2011