Form 10-K
period 2011-07-02
Sara Lee Corp
filed 2011-08-26
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.7 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).

On August 6, 2011, the registrant had outstanding 588,839,779 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended July 2, 2011 are incorporated by reference into Parts I, II and IV of this Form 10-K, and are filed as Exhibit 13. Portions of the registrant’s Proxy Statement for its 2011 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, including the information incorporated herein by reference, contains certain forward-looking statements including the anticipated costs and benefits of restructuring actions, Sara Lee’s ability to complete, the timetable for completion and the expected benefits of the proposed spin-off of its international coffee and tea business into an independent, public company, Sara Lee’s ability to declare and pay the intended one-time special cash dividend, Sara Lee’s access to credit markets and Sara Lee’s credit ratings, the funding of pension plans, and Sara Lee’s ability to complete pending and planned acquisition and divestiture transactions. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events, and are inherently uncertain. Readers should recognize that actual results may differ from those expressed or implied in the forward-looking statements. The factors described in Item 1A., “Risk Factors,” could have a material impact on Sara Lee’s business.

PART I

Item 1. Business

Corporate Information

Sara Lee Corporation (“Sara Lee,” “we,” “us,” “our” or the “company”) is a global manufacturer and marketer of high-quality, brand-name products for consumers throughout the world focused primarily in the meats, bakery and beverage categories. Our major brands include Ball Park, Douwe Egberts, Hillshire Farm, Jimmy Dean, Senseo and our namesake, Sara Lee. The company was organized in Baltimore, Maryland in 1941 as The C.D. Kenny Company and adopted its current name in 1985. Sara Lee’s principal executive offices are 3500 Lacey Road, Downers Grove, Illinois 60515-5424, and our telephone number is (630) 598-6000.

General Development of the Business

In fiscal 2011, Sara Lee made a number of decisions regarding the future direction of the company and its portfolio of businesses. In November 2010, Sara Lee signed an agreement to sell its North American Fresh Bakery business to Grupo Bimbo. The Fresh Bakery business sells a variety of fresh bakery products and specialty items to retail and institutional customers in North America. The transaction is subject to customary closing conditions and regulatory clearances and is expected to close in the first quarter of fiscal 2012. Results of operations for the North American Fresh Bakery business are reported as a discontinued operation for fiscal 2011 and for all prior periods presented.

On January 28, 2011, Sara Lee announced that its Board of Directors agreed in principle to divide the company into two independent, publicly-traded companies. The separation is being structured as the tax-free spin-off of Sara Lee’s International Beverage business into a new public company (the “Spin-Off”). In conjunction with the proposed Spin-Off, the Board of Directors intends to declare a $3.00 per share one-time special cash dividend on the company’s common stock, the majority of which will be funded with proceeds from the sale of the North American Fresh Bakery business. The Board believes that the Spin-Off, plus the one-time special cash dividend, offers the greatest potential for delivering long-term stockholder value. The Spin-Off is subject to final approval by the Board of Directors, other customary approvals and Sara Lee’s receipt of an IRS tax ruling and is expected to be completed in the first half of calendar year 2012.

During fiscal 2011, Sara Lee made substantial progress toward completing the divestiture of its International Household and Body Care businesses. Sara Lee has received 98% of total expected proceeds from the divestitures and expects to complete the sales of its insecticides business, the remaining Household and Body Care business, in the second half of calendar year 2011. Results of operations for Sara Lee’s remaining International Household and Body Care businesses are reported as discontinued operations for fiscal 2011 and for all prior periods presented.

On August 9, 2011 Sara Lee announced that that it had signed an agreement to sell its North American refrigerated dough (Store Brands) business to Ralcorp Holdings for $545 million. The sale is expected to be completed in the first quarter of fiscal 2012 and the business was reclassified as a discontinued operation in the fourth quarter of fiscal 2011. Sara Lee also announced that it intends to divest its Spanish bakery and French refrigerated dough businesses and these businesses will be presented as discontinued operations in the first quarter of fiscal 2012. The remaining International Bakery business unit, the Australian frozen desserts business, remains under strategic review.

Sara Lee also completed several acquisitions during fiscal 2011. In November 2010, Sara Lee acquired Café Damasco, a coffee business based in the southern region of Brazil, and in May 2011 it acquired Aidells Sausage Company, a San Francisco-based premium meats business.

During fiscal 2011, Sara Lee continued implementing the commitment it announced in February 2010 to repurchase between $2.5 and $3.0 billion of common stock. The company repurchased $500 million of shares in fiscal year 2010 and $1.3 billion of shares in fiscal 2011. After the $3.00 one-time special cash dividend is declared and paid as intended in fiscal 2012, Sara Lee will have returned a total of approximately $3.5 billion of capital to its stockholders.

Narrative Description of the Business

Sara Lee’s operations are organized around four business segments—North American Retail, North American Foodservice, International Beverage and International Bakery. Results of operations for all periods are presented based upon this reporting structure.

North American Retail

North American Retail sells a variety of packaged meat and frozen bakery products to retail customers in North America. Products include hot dogs and corn dogs, breakfast sausages, breakfast convenience items, including breakfast sandwiches and bowls, dinner sausages, premium deli and luncheon meats, bacon, cooked hams and frozen pies, cakes, cheesecakes and other desserts. Our significant brands include Hillshire Farm, Ball Park, Jimmy Dean and Sara Lee. The North American Retail segment also includes the results of the corporation’s Senseo retail coffee business in the U.S.

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

North American Retail’s business accounted for 33%, 34% and 33% of Sara Lee’s consolidated sales during fiscal years 2011, 2010 and 2009, respectively, on a continuing operations basis.

North American Foodservice

North American Foodservice sells a variety of meat, bakery and beverage products to foodservice customers in North America. Products include hot dogs and corn dogs; breakfast sausages and sandwiches; dinner sausages; premium deli and luncheon meats, bacon, ham, beef and turkey; a variety of bakery products, including pastries, muffins, frozen pies, cakes and cheesecakes; and roast and ground and liquid coffee, cappuccinos, lattes and hot and iced teas.

During fiscal 2011, virtually all of the segment’s sales were generated in the U.S. Sales are made in the foodservice channel to distributors, restaurants, hospitals and other large institutions. Unit volumes in the North American Foodservice segment are generally a function of consumer eating patterns outside of the home.

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

North American Foodservice’s business accounted for 18%, 18% and 21% of Sara Lee’s consolidated sales during fiscal years 2011, 2010 and 2009, respectively, on a continuing operations basis.

International Beverage

International Beverage sells coffee and tea products in various markets around the world, including Europe, Brazil, Australia and Asia. In Europe, some of the more prominent brands are Douwe Egberts, Senseo, Maison du Café, Marcilla, Merrild and Pickwick. In Brazil, significant brands include Café Caboclo, Café Pilão and Café do Ponto.

In fiscal 2011, 73% of the segment’s sales were generated in Western and Central Europe, 13% in Brazil and 5% in Australia, with the remainder of sales generated from other jurisdictions. Sales are made in both the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to distributors. The International Beverage segment also offers direct delivery to restaurants and warehouses through its direct delivery system.

The beverage business is highly competitive, with an emphasis on quality and value, and the International Beverage segment competes with other international, national and regional companies. Consumer preferences as to the blend or flavor and convenience of purchases continue to change, with differing preferences around the world.

The most significant cost item in the production of coffee products is the price of green coffee beans, which are purchased from farmers and coffee bean vendors in various countries around the world. The price of green coffee fluctuates based upon supply and demand, weather, the political climate in the producing nations, unilateral pricing policies of various nations and speculation in the commodities markets. For our non-Brazilian operations, we purchase green coffee in U.S. dollars and sell the finished products in Euros and various other currencies.

Sara Lee’s International Beverage business accounted for 41%, 38% and 36% of Sara Lee’s consolidated revenues during fiscal years 2011, 2010 and 2009, respectively, on a continuing operations basis.

International Bakery

International Bakery sells a variety of bakery and dough products to retail and foodservice customers in Europe (primarily Spain and France) and Australia. Products include a variety of bread, buns, rolls, specialty bread, refrigerated dough and frozen desserts. The major brands under which International Bakery sells its products include Bimbo, CroustiPate, Ortiz Sara Lee and BonGateaux. In August 2011, Sara Lee announced that it intends to divest its Spanish bakery and French refrigerated dough businesses and that a sales process is underway. These businesses will be presented as discontinued operations in the first quarter of fiscal 2012. The remaining International Bakery business unit, the Australian frozen desserts business, remains under strategic review.

During fiscal 2011, 84% of the segment’s sales were generated in Western Europe, while the remaining sales were generated in Australia and New Zealand. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains, and in the foodservice channel to distributors and institutions. Sales generally are made through Sara Lee’s sales force and independent wholesalers. The International Bakery segment offers delivery directly to retail customer stores and warehouses through its direct store delivery system.

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

The International Bakery segment accounted for 8%, 9% and 9% of Sara Lee’s consolidated revenues during fiscal years 2011, 2010 and 2009, respectively, on a continuing operations basis.

Discontinued Operations

Sara Lee is in the process of divesting its North American Fresh Bakery business and the remaining International Household and Body Care business. Accordingly, the results of operations of these businesses are reported as discontinued operations for fiscal 2011 and all prior periods presented.

North American Fresh Bakery

North American Fresh Bakery sells a wide variety of fresh bakery products and specialty items to retail and institutional customers in North America. Products include bread, buns, bagels, rolls, muffins, specialty bread and cakes. Significant brands include Sara Lee, Earth Grains, Colonial, Rainbo, Holsum, IronKids, Mother’s, Sunbeam, Sun-Maid, San Luis Sourdough and Heiner’s. Certain brands are used under licensing arrangements; however, sales of products sold under licensing arrangements represent less than 10% of total North American Fresh Bakery sales. Sara Lee has signed an agreement to sell its North American Fresh Bakery business to Grupo Bimbo, which sale is expected to close in the first quarter of fiscal 2012.

Substantially all of the North American Fresh Bakery’s sales are generated in the U.S. and are made in the retail channel to supermarkets, mass merchandisers and warehouse clubs, and to restaurants, schools and other institutional outlets. Sales are made through Sara Lee’s sales force, independent operators and independent wholesalers. The North American Fresh Bakery business offers delivery directly to retail customer stores and warehouses through its direct store delivery system.

North American Fresh Bakery’s primary raw materials include wheat flour, gluten, yeast, corn syrup, cooking oils, sugar, butter, fruit and eggs, which are purchased from independent suppliers. Sara Lee does not rely on any one or small group of suppliers for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports.

The bakery business is highly competitive, with an emphasis on product quality and freshness, service, innovation and value. The North American Fresh Bakery business competes with other international, national, regional and local companies in each of the product groups and markets.

International Household and Body Care

During fiscal 2011, Sara Lee made substantial progress toward completing the divestiture of its International Household and Body Care businesses. Sara Lee completed the sale of its air care business in July 2010; the sale of its global body care and European detergents businesses in December 2010; the sale of its global shoe care business in April 2011; the sale of its non-European insecticides business in July 2011; and the sale of several other smaller businesses throughout the year. Sara Lee expects to complete the sale of its European insecticides business, the remaining Household and Body Care business, in the second half of calendar year 2011. Results of operations for Sara Lee’s remaining International Household and Body Care businesses are reported as discontinued operations for fiscal 2011 and for all prior periods presented.

The International Household and Body Care businesses owned by Sara Lee during fiscal 2011 primarily sold body care, shoe care and insecticides products. Body care consisted of bath and shower products, deodorants, skin care and toothpastes, which were sold primarily in Europe under brands such as Sanex,

Duschdas, Radox, Monsavon and Zendium. Air care consisted of air fresheners under the Ambi Pur brand primarily in Europe and certain Asian countries. Shoe care included polishes, cleaners, wax and insoles sold primarily under the Kiwi and Bama brands in many countries around the world. Insecticides are sold primarily in Europe and certain Asian and African countries under brands such as Vapona, Catch, GoodKnight, Bloom and Ridsect.

North American Refrigerated Dough

The North American Refrigerated Dough (Store Brands) business sells a full range of private brand products, including basic and specialty biscuits, crescent rolls, pizza and pie crusts and toaster pastries, to retail customers in North America. These products are packaged for and sold to leading food and mass retailers. On August 9, 2011 Sara Lee announced that that it had signed an agreement to sell its Store Brands business. The sale is expected to be completed in the first quarter of fiscal 2012 and the business was reclassified as a discontinued operation in the fourth quarter of fiscal 2011.

Customers

Sara Lee considers major mass retailers and supermarket chains in both the United States and Europe to be significant customers across one or more business segments. Wal-Mart Stores, Inc. was Sara Lee’s largest customer in fiscal 2011, accounting for $1.0 billion, or 12% of Sara Lee’s consolidated revenues from continuing operations. Almost all of these revenues were generated by the North American Retail segment. Our discontinued operations also generated approximately $600 million in sales to Wal-Mart. Although no other single customer accounts for 10% or more of Sara Lee’s consolidated revenues from continuing operations, the loss of one of our major mass retailer or supermarket chain customers could have a material adverse effect on one or more of our business segments.

Intellectual Property

Sara Lee is the owner of approximately 9,600 active trademark registrations and applications in countries around the world, which number reflects the divestiture of Sara Lee’s Household and Body Care businesses and includes registrations held by Aidells Sausage Company, which was acquired by Sara Lee in May 2011, and by the North American Fresh Bakery business, which is expected to be divested in the first quarter of fiscal 2012. Sara Lee believes that, as it continues to build brands across the globe, its trademarks are among its most valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. Sara Lee believes that its core brands are covered by trademark registrations in most countries of the world in which Sara Lee does business, and Sara Lee has an active program designed to ensure that its marks and other intellectual property rights are registered, renewed, protected and maintained. Some of Sara Lee’s products are sold under brands that have been licensed from third parties. Sara Lee also owns a number of valuable patents. In addition, Sara Lee owns numerous copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality

Generally, seasonal changes in demand for certain Sara Lee products are offset by Sara Lee’s diverse product offerings. Seasonality in the North American Retail segment is balanced by the diverse offering of products that tends to offset seasonal changes in demand. For example, sales of grilling items, such as hot dogs and smoked sausage, increase during the summer months, and cocktail links, frozen pies and breakfast sausage sales increase during the winter holiday periods. Sales of dough products and pies in the International Bakery business are higher in the winter months. Seasonality in the North American Foodservice segment is balanced by a diverse offering of products to meet the consumer’s seasonal eating patterns. Sales of beverage products, pies and refrigerated dough products are higher in the second fiscal quarter due to higher consumer consumption in the winter months and around key holidays. In our discontinued operations, seasonality in the North American Fresh Bakery business is driven by higher sales of buns and rolls in the summer grilling season. The International Household and Body Care business experiences higher sales in the second half of the fiscal year, as sales of insecticides increase in anticipation of the warmer summer months.

In total during fiscal 2011, 23% of Sara Lee’s consolidated net sales from continuing operations were recognized in the first quarter, 26% in the second quarter, 25% in the third quarter and 26% in the fourth quarter.

Regulations

Sara Lee’s North American Retail and North American Foodservice operations, food products and packaging materials are subject to regulations administered by the U.S. Department of Agriculture and the Food and Drug Administration. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; and establish labeling standards and nutrition labeling requirements for food products. In addition, various states regulate these businesses by enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants and imposing their own food safety and labeling requirements on food products.

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

While Sara Lee expects to make capital and other expenditures to comply with ESH Laws, it does not anticipate that such compliance will have a material adverse effect on its consolidated results of operations, financial position or cash flows. Sara Lee has an ongoing program to monitor compliance with ESH Laws.

Employees

At the end of fiscal year 2011, Sara Lee employed approximately 21,000 employees worldwide in its continuing operations.

Executive Officers of Sara Lee

Set forth below is certain information with respect to Sara Lee’s current executive officers. There are no family relationships between any of the executive officers listed below or between any of our executive officers and any of our directors.

Jan Bennink, Age 54. Executive Chairman of the Board of Directors of Sara Lee Corporation since January 2011. From 2002 to 2007, Mr. Bennink served as chief executive officer of Royal Numico N.V. (baby food and clinical nutrition). From 1995 to 2002, Mr. Bennink was employed by Groupe Danone (a global producer of cultured dairy products and bottled water) and served as Senior Vice President and then President of the Dairy Division and member of the Executive Committee. Mr. Bennink has also held management positions with Benckiser Gmbh (manufacturer of cleaning supplies and cosmetics) from 1989 to 1995 and with The Procter & Gamble Company (branded consumer goods) from 1982 to 1988. Mr. Bennink currently serves on the board of directors of Coca-Cola Enterprises, Inc. He previously served on the advisory board of ABN AMRO, as well as on the boards of directors of Boots Company Plc, Dalli-Werke GmbH & Co KG, and Kraft Foods Inc.

Stephen J. Cerrone, Age 52. Executive Vice President, Human Resources of Sara Lee Corporation since January 2007. Prior to joining Sara Lee, Mr. Cerrone served as Executive Vice President, Human Resources of JPMorganChase Corporation (financial services) from 2004 to 2007, and Executive Vice President, Human Resources of BankOne Corporation from 2003 until it merged with JPMorganChase in 2004. Prior to that, he was employed by Burger King Corporation (restaurant chain) from 1989 to 2003, most recently serving as its Executive Vice President, Worldwide Human Resources from 1999 to 2003, and as Vice President, Human Resources, Burger King Europe/Middle East/Africa from 1997 to 1999.

Paulette R. Dodson, Age 47. Senior Vice President, General Counsel and Corporate Secretary of Sara Lee Corporation since March 2011, a position she held on an interim basis since December 2010. Ms. Dodson joined Sara Lee in January 2007 and served as Chief Counsel, Sara Lee Food & Beverage from January 2007 to March 2008, and as Chief Counsel, North American operations from March 2008 to December 2010. Prior to joining Sara Lee, Ms. Dodson was employed by Tribune Company (media company), where she served as Assistant General Counsel/Publishing from 2000 to 2007 and as Counsel from 1992 to 2000. Prior to that she was an attorney with Inland Steel Industries, Inc. (steel refiner) from 1989 to 1992, and with the law firm Dorsey & Whitney from 1987 to 1989.

Christopher J. (CJ) Fraleigh, Age 47. Executive Vice President of Sara Lee Corporation since January 2007 and Chief Executive Officer, Sara Lee North America since 2008. Sara Lee announced that Mr. Fraleigh will be named Chief Executive Officer of the new North American Retail and Foodservice business upon completion of the Spin-Off. He previously served as Chief Operating Officer, Sara Lee North America from November 2007 to 2008; Chief Executive Officer of Sara Lee Food & Beverage from January 2005 to November 2007; and as Senior Vice President of Sara Lee from January 2005 to January 2007. Prior to joining Sara Lee, Mr. Fraleigh was employed by General Motors Corporation (automobile manufacturer) as general manager of its GMC-Buick-Pontiac division during 2004 and as Executive Director of Advertising and Corporate Marketing from 2001 to 2004. He previously served as Vice President, Colas for PepsiCo, Inc. (food and beverage manufacturer) from 1999 to 2001. Mr. Fraleigh serves as a director of Darden Restaurants, Inc.

Mark A. Garvey, Age 47. Executive Vice President and Chief Financial Officer of Sara Lee Corporation since January 2011, a position he held on an interim basis since May 2010. He also served as Corporate Controller of Sara Lee Corporation from February 2010 to May 2010 and as Interim Chief Financial Officer from May 2009 to October 2009. He was promoted to Vice President of Sara Lee Corporation in October 2002. Since joining Sara Lee in 1995, he has served in various positions of increasing responsibility, including Senior Vice President, Finance from January 2009 to May 2010; Chief Financial Officer of Sara Lee North America from 2008 to January 2009; Chief Financial Officer of Sara Lee International from 2006 to 2008; Senior Vice President, Internal Audit from 2005 to 2006; Vice President, Internal Audit from 2001 to 2005; and Executive Director, Corporate Development from 1999 to 2001.

B. Thomas Hansson, Age 51. Senior Vice President, Strategy and Corporate Development of Sara Lee Corporation since January 2007. Prior to joining Sara Lee, Mr. Hansson was employed by Booz Allen Hamilton (consulting firm) from 1987 to January 2007. Mr. Hansson was elected a partner of Booz Allen Hamilton in 1995 and he was based in London from 1987 to 1997 and in Los Angeles from 1997 until he joined Sara Lee.

Frank van Oers, Age 52. Executive Vice President of Sara Lee Corporation and Chief Executive Officer, International Beverage and Bakery since August 2007. Mr. van Oers served as Chief Executive Officer of Sara Lee International’s Coffee & Tea division from July 2006 to August 2007 and was appointed a Senior Vice President of Sara Lee in August 2006. From April 2005 through July 2006, Mr. van Oers served as Chief Financial Officer of Sara Lee International and, from September 2003 to April 2005, he served as Regional Vice President and President of Douwe Egberts Coffee Systems International. Mr. van Oers joined Sara Lee in 1996 and has served in various positions of increasing responsibility, including as President of Douwe Egberts Coffee Systems Netherlands B.V. from 2000 to 2003, General Manager of Operations for Douwe Egberts Netherlands from 1999 to 2000, and Vice President of Finance, Administration and Information Technology of Douwe Egberts Netherlands from 1996 to 1999. Mr. van Oers also serves as a member of the Supervisory Board of Royal Wessanen nv.

Marcel Smits, Age 49. Chief Executive Officer of Sara Lee Corporation since January 2011, a position he held on an interim basis since May 2010. Mr. Smits joined Sara Lee in October 2009 as Executive Vice President, Chief Financial Officer. Before joining Sara Lee, he served as Chief Financial Officer and member of the board of management of Koninklijke KPN NV (Dutch telecommunications company) from 2004 to 2009, and as Chief Financial Officer and member of the board of management of Vendex KBB (now known as Maxeda), a Dutch retail group, from 1999 to 2004. Prior to that, he held various financial and management positions in Europe, South America and Asia with Unilever N.V. from 1986 to 1999.

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

The following documents also are available on Sara Lee’s Web site, www.saralee.com, under the captions indicated:

•	current versions of Sara Lee’s corporate charter and bylaws, under “Our Company-Corporate Governance”

•	Corporate Governance Guidelines, under “Investor Relations-Corporate Governance”

•	Global Business Standards, Sara Lee’s corporate code of business conduct and ethics, and any amendments to or waivers of such code, if applicable, under “Our Company-Global Business Practices”

•

current charters for the Audit, Compensation and Employee Benefits, and Corporate Governance, Nominating and Policy Committees of Sara Lee’s Board of Directors, under “Our Company—Board of Directors—Committee Charters”

•	procedures for communicating with Sara Lee’s Board of Directors, or the chair of any committee of the Board, under “Our Company—Board of Directors—Contact Board of Directors”

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

Throughout this Annual Report on Form 10-K and as permitted by the SEC, Sara Lee “incorporates by reference” certain information from parts of other documents filed or to be filed with the SEC, including Sara Lee’s 2011 Annual Report to Stockholders and Sara Lee’s 2011 Proxy Statement. Readers of this Annual Report on Form 10-K are encouraged to read the information referenced in such other documents. Portions of Sara Lee’s 2011 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K, and full copies of Sara Lee’s 2011 Annual Report to Stockholders and 2011 Proxy Statement will be available, on or about September 15, 2011, on Sara Lee’s Web site, www.saralee.com, under “Investor Relations—Financial/SEC Information.”

Financial Information About Industry Segments

For financial reporting purposes, Sara Lee’s businesses are divided into four business segments: North American Retail, North American Foodservice, International Beverage and International Bakery. Two former business segments, North American Fresh Bakery and International Household and Body Care, and the North American refrigerated dough (Store Brands) business are reported as discontinued operations. Financial information about Sara Lee’s business segments is incorporated herein by reference to Note 19, “Business Segment Information,” to the Consolidated Financial Statements contained in Sara Lee’s 2011 Annual Report to Stockholders.

Financial Information About Foreign and Domestic Operations and Export Sales

Sara Lee’s foreign operations are conducted primarily through wholly or partially owned subsidiaries incorporated outside the United States. Sara Lee’s principal foreign subsidiary is Sara Lee International, B.V., a Netherlands limited liability company headquartered in Utrecht, the Netherlands (“Sara Lee International”). Sara Lee International has responsibility for managing Sara Lee’s International Beverage and International Bakery business segments and the discontinued International Household and Body Care business. The financial information about Sara Lee’s foreign and domestic operations in Note 20, “Geographic Area Information,” to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Sara Lee of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2011 Annual Report to Stockholders is incorporated herein by reference.

Item 1A. Risk Factors

You are encouraged to read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, operating results and financial condition. We believe we have identified and discussed below the key risk factors affecting our business, however there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance or financial condition in the future.

Our profitability may suffer as a result of competition in our markets.

The branded food industry is intensely competitive and our products are subject to significant price competition. From time to time, we need to reduce the prices for some of our products to respond to competitive and customer pressures or to maintain market share. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations will suffer.

Our financial results and achievement of our growth strategy is dependent on our continued innovation and the successful development and launch of new products and product extensions, and marketing of existing products.

Achievement of our growth strategy is dependent, among other things, on our ability to maintain the strong brand image of our existing products, extend the product offerings of our existing brands and introduce innovative new products. Although we devote significant focus to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key markets and successfully identify, develop, manufacture, market and sell new or improved products in these changing markets. In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations.

We also seek to maintain and extend our brand image through marketing investments, including media, advertising, promotions and trade spend. Due to inherent risks in the marketplace associated with advertising, promotions and new product introductions, including uncertainties about trade and consumer acceptance, our marketing investments may not prove successful in maintaining or increasing our market share and could result in lower sales and profits. There are a number of trends in consumer preferences that may impact us and the industry as a whole. Continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing could adversely affect our brand image or lead to stricter regulations and greater scrutiny of food marketing practices.

Fluctuations in commodity prices could cause volatility in our operating costs and may reduce profits.

We use many different types of commodities and inputs, including beef, pork, coffee, wheat, corn, corn syrup, soybean and corn oils, butter, sugar and energy. The prices of commodities we use are subject to volatility due to factors beyond our control, such as commodity market fluctuations, speculative trading, the availability of supply, weather, currency fluctuations, trade agreements among producing and consuming nations, consumer demand and changes in governmental agricultural programs. We experienced unprecedented increases in the prices of our commodities and other inputs in fiscal 2011, especially in the price of green coffee. In fiscal 2011, the price of green coffee increased as much as 50% over the prior year and the commodities markets also saw increases of over 30% in ingredients (flour, sweeteners, oils, etc.) and 20% in our meat portfolio. Our commodity costs in fiscal 2011 (excluding mark-to-market derivative gains and losses but including the $55 million of currency mark-to-market adjustments) increased approximately $646 million over the prior year, and we expect to see commodity price volatility continue to be a challenge in fiscal 2012. Commodity price increases directly impact our business by increasing the costs of raw materials used to make our products and the costs to manufacture, package and ship our products. Decreases in commodity prices indirectly impact our business by creating pressure to decrease our prices. We use commodity financial derivative instruments and forward purchase contracts to hedge some of our commodity price exposure, consistent with our overall risk management program; however, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other systemic changes in the industry. Over time, if commodity costs increase, our operating costs will increase despite our commodity hedging program. Additionally, if we are not able to increase our product prices to sufficiently offset increased raw material costs, as a result of consumer sensitivity to pricing or competitive pricing postures of our competitors, or if unit volume sales are significantly reduced due to price increases, it could have a material negative impact on our gross margin and profitability. Conversely, if we are not able to maintain the prices of our products as commodity costs decrease, or if unit volume sales are significantly reduced due to our failure to decrease prices, it could have a material negative impact on our profitability.

We must leverage our brand value propositions to compete against private label products and maintain profitability during economic downturns.

In many product categories, we compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices. Consumers’ willingness to purchase our products will depend upon our ability to maintain consumer perception that our products are of a higher quality and provide greater value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. Furthermore, in periods of economic uncertainty, consumers tend to purchase more lower-priced private label or other economy brands, or to forego certain purchases altogether. We experienced this type of shift to lower-priced brands and consumers delaying or forgoing purchases during the turbulent economy in fiscal 2009 and, to a lesser extent, in fiscal 2010 and 2011. To the extent this trend continues, we could experience a reduction in the sales volume of our higher margin products, or a shift in our product mix to lower margin offerings.

If our food products become contaminated or mislabeled, we might need to recall those items and may experience product liability claims if consumers are injured.

Selling products for human consumption involves a number of legal risks. We may need to recall some of our products if they spoil, become contaminated, are tampered with or are mislabeled. A widespread product recall could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands. We also may incur significant liability if our products or operations violate applicable laws or regulations, or in the event our products cause injury, illness or death. In addition, we could be the target of claims that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. Even if a product liability or consumer fraud claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image.

Disruption of our supply chain or distribution capabilities could have an adverse effect on our business, financial condition and results of operations.

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers and contract manufacturers due to weather, natural disaster, fire or explosion, terrorism, pandemics or labor strikes at our facilities, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

If we are unable to successfully complete the sale of the North American Fresh Bakery business, our ability to complete the Spin-Off and declare the special dividend would be impeded and our financial results adversely affected.

During fiscal 2011, Sara Lee signed an agreement to sell its North American Fresh Bakery business, which transaction is expected to close in early fiscal 2012; however completion of the transaction is subject to customary closing conditions and regulatory clearances. Any inability to complete the transaction, due to regulatory restrictions or otherwise, could divert management’s attention from our existing core businesses, impede our ability to complete the Spin-Off and declare and pay the one-time special cash dividend and have an adverse impact on our financial results. In addition, we expect to recognize charges to eliminate stranded costs incurred in connection with the North American Fresh Bakery and International Household and Body Care divestitures. If we are not able to eliminate all or most of these stranded costs post-divestiture, it could have a continuing negative impact on our results of operations.

The proposed Spin-Off and the resulting separation of Sara Lee into two independent public companies is subject to risks which could delay or impede its completion or result in our inability to fully achieve the expected benefits.

The proposed Spin-Off of our international coffee and tea business and resulting separation of Sara Lee into two independent, public companies is a complex transaction that is subject to final approval by Sara Lee’s Board of Directors and various tax rulings and regulatory approvals. There is no guarantee that we will be able to obtain the tax rulings and other approvals within the anticipated time frame or at all. In addition, the nature and timing of the Spin-Off may be affected by unanticipated developments or changes in market or regulatory conditions. As a result, the proposed Spin-Off could be delayed or may not occur.

We believe that the Spin-Off, plus the one-time special cash dividend, will enhance long-term stockholder value. However, Sara Lee cannot predict with certainty if, or the extent to which, these benefits will be achieved or when any such benefits would be recognized. In addition, there are various financial and operational risks and uncertainties inherent in the proposed Spin-Off that could have a negative impact on our financial results, including diversion of management’s attention from operating and growing our businesses, disruption of our operations, loss of, or inability to recruit, key personnel needed to complete the Spin-Off and operate and grow our businesses, the inability to eliminate stranded costs incurred as a result of the Spin-Off, weakening of our internal standards, controls and procedures, and impairment of our relationship with key customers and suppliers. If the proposed Spin-Off is successfully completed, Sara Lee will face new and unique risks, including the possibility of reduced financial resources and less diversification of revenue sources, which may adversely impact future results.

If we pursue strategic acquisitions or divestitures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

We continue to consider acquisitions, joint ventures and divestitures as an important means of enhancing stockholder value and furthering our strategic objectives. Acquisitions and joint ventures involve financial and operational risks and uncertainties, including difficulty identifying suitable candidates or consummating a transaction on terms that are favorable to us; inability to achieve expected returns that justify the investments made; difficulties integrating acquired companies and operating joint ventures, retaining the acquired businesses’ customers and brands, and achieving the expected financial results and benefits of the transaction, such as cost savings and revenue growth from geographic expansion or product extensions; inability to implement and maintain consistent standards, controls, procedures and information systems; and diversion of management’s attention from our core businesses.

We are actively pursuing the divestiture of certain businesses to better position the international coffee and tea and North American meat businesses following the Spin-Off. These and any other divestitures we undertake could involve financial and operational risks and uncertainties, including difficulty identifying acquirors or alternative exit strategies on terms that are favorable to us; a potential requirement to recognize impairment charges; inability to eliminate stranded costs incurred as a result of the divestiture; diversion of management’s attention from our core businesses; and inability to achieve the full expected benefits of our proposed divestitures.

The proposed Spin-Off could result in substantial tax liabilities.

The proposed Spin-Off is intended to qualify as tax-free under Section 355 of the U.S. Internal Revenue Code and we are seeking a ruling to this effect; however, no assurances can be made as to our ability to obtain such a ruling within the anticipated time frame or at all. If we are unable to obtain a ruling, we may decide not to pursue the proposed Spin-Off. If obtained, the ruling will be based on, among other things, certain representations and assumptions as to factual matters made by us. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the ruling at the time of and subsequent to the proposed Spin-Off. Any ruling obtained with respect to the proposed Spin-Off will be based on current law, and cannot be relied upon if the applicable law changes with retroactive effect. In addition, the ruling will not establish that the proposed Spin-Off satisfies every requirement for a tax-free spin-off, and the parties will rely solely on the opinion of counsel for comfort that such additional requirements are satisfied. The opinion will rely on, among other things, the continuing validity of the ruling and various assumptions and representations as to factual matters made by us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion will not be binding on the IRS or the courts, and there can be no assurance that the IRS or the courts would not challenge the conclusions stated in the opinion or that any such challenge would not prevail. Thus, even if a ruling is obtained and the opinion of counsel is provided, the IRS could assert that we have not otherwise satisfied the requirements for tax-free treatment and such assertion, if successful, could result in significant U.S. federal income tax liabilities for us and for our stockholders.

Our financial results are subject to currency fluctuations as a result of our significant international operations.

In fiscal 2011, approximately 50% of our net sales and operating segment income related to continuing operations were generated outside the United States. Our consolidated financial statements are prepared in U.S. dollars, while our international businesses report transactions in their respective local currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. Sara Lee is particularly affected by fluctuations in the value of the U.S. dollar relative to the Euro and, to a lesser extent, relative to the Brazilian real, Australian dollar and British pound. A three cent movement in the Euro exchange rate is expected to have an approximate one cent impact on our diluted earnings per share.

Our pension costs could substantially increase as a result of volatility in the equity markets or interest rates, and could be adversely impacted by other pension arrangements. Volatility in the equity markets or interest rate could adversely impact the funded status of our pension plans.

We sponsor a number of defined benefit plans for employees in the United States, the Netherlands and various other foreign locations, including pension, retiree health and welfare, active health care, severance and other postemployment benefits. The difference between plan obligations and assets, which signifies the funded status of our plans, is a significant factor in determining the net periodic benefit costs of our pension plans and our ongoing funding requirements. As of the latest measurement date in July 2011, the projected benefit obligation of Sara Lee’s defined benefit pension plans related to continuing operations was $4.5 billion and total assets in such plans were $4.5 billion, which compares to a funding deficit of approximately $450 million in fiscal 2010. Changes in interest rates and the market value of plan assets can impact the funded status of our plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Sara Lee operates, the tax deductibility of amounts funded and arrangements made with the trustees of certain foreign plans. A significant increase in our pension funding requirements could require us to repatriate a greater amount of overseas earnings, which would increase our cash tax expense, and have a negative impact on our ability to invest in the business.

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

If we don’t achieve targeted cost reductions and realize anticipated efficiencies, our results of operations and financial condition could be adversely affected.

Our future success and profitability depends in part on our ability to be efficient in the manufacture and distribution of our products and in processing transactions with our customers and vendors. We have invested significant resources and made significant capital expenditures to improve our operational efficiency. For example, in fiscal 2009 we launched a comprehensive initiative called “Project Accelerate,” which is designed to cut costs, improve margins and increase efficiency. Our failure to generate significant cost savings and margin improvement from our previous investments and cost reduction initiative could adversely affect our profitability, impact our ability to invest in growth initiatives and weaken our competitive position.

New or more stringent governmental regulations could adversely affect our business.

Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. For example, increased governmental interest in advertising practices may result in regulations that could require us to change or restrict our advertising practices. Also, food safety practices and procedures in the meat processing industry recently have been subject to more intense scrutiny and oversight, and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation. Operating in a highly regulated environment also may make us subject to legal claims or regulatory enforcement actions that could have a material adverse effect on our business.

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

The global nature of our business and the resolution of tax disputes create volatility in our effective tax rate.

As a global business, Sara Lee’s tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the timing and recognition of goodwill impairments, acquisitions and dispositions, adjustments to our reserves related to uncertain tax positions, changes in valuation allowances and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. and that will be taxable. As a result of the geographic mix of our business, we need to remit a significant portion of the earnings of our foreign operations to the U.S. each year. This has resulted in higher levels of tax expense and cash taxes paid.

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

In fiscal 2011, approximately 50% of our net sales and operating segment income related to continuing operations were generated outside the United States. In addition, approximately 40% of our total assets are located outside of the United States and we use non-U.S. third-party suppliers for inventory and distribution services. As a result, Sara Lee is subject to numerous risks and uncertainties relating to international sales and operations, including:

•	compliance with U.S. laws and regulations applicable to entities with overseas operations, such as the Foreign Corrupt Practices Act;

•	compliance with, and ability to enforce remedies under, a variety of complex foreign laws, treaties and regulations;

•	different regulatory structures and unexpected changes in regulatory environments, including without limitation potentially negative consequences from changes in anti-competition and tax laws;

•	fluctuations in currency values and/or unexpected changes in foreign currency exchange controls;

•	earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	imposition of more or new tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	political and economic instability, including the possibility of civil unrest and the nationalization of properties by foreign governments.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Sara Lee’s corporate and North American headquarters are located in approximately 450,000 square feet of leased facilities outside Chicago, Illinois. In addition, Sara Lee operates approximately 210 food processing and consumer product manufacturing plants, warehouses and distribution facilities that each contains more than 20,000 square feet in building area. Sara Lee or its subsidiaries own most of these facilities, and the majority of the leased facilities are subject to lease terms of less than 10 years. Management believes that Sara Lee’s facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Sara Lee’s current business operations and that the loss of any single facility would not have a material adverse effect on the operations or financial results of Sara Lee or any of its lines of business.

The following table identifies the locations of Sara Lee facilities (owned or leased), containing more than 20,000 square feet in building area, by business segment and for discontinued operations that were owned by Sara Lee at the end of fiscal year 2011.

Continuing Operations:

Retail Meat
United States facilities (13 states)	approximately 4.9 million square feet

North American Foodservice
United States facilities (11 states)	approximately 2.0 million square feet

International Bakery
International facilities	approximately 1.6 million square feet

Australia	Portugal
France	Spain

International Beverage
International facilities	approximately 3.7 million square feet

Australia	Denmark	Hungary
Belgium	France	The Netherlands
Brazil	Germany	Poland
Czech Republic	Greece	Spain
Thailand

Discontinued Operations:

North American Fresh Bakery
United States facilities (30 states)	approximately 6.6 million square feet

Household and Body Care
International facilities	approximately 1.2 million square feet

China	Malaysia	Spain
Denmark	The Netherlands	Thailand
Indonesia	Philippines	United Kingdom
Italy	Poland	Zambia
Kenya	South Africa	Zimbabwe

North American Refrigerated Dough
United States facilities (2 states)	approximately 400,000 square feet

Item 3. Legal Proceedings

Competition Law. During the past few years, competition authorities in various European countries and the European Commission have initiated investigations into the conduct of consumer products companies. These investigations usually continue for several years and, if violations are found, may result in substantial fines. In connection with these investigations, Sara Lee’s International Household and Body Care business operating in Europe has received requests for information, made employees available for interviews, and has been subjected to unannounced inspections by various competition authorities. Our practice is to comply with all laws and regulations applicable to our business, including the antitrust laws, and to cooperate with relevant regulatory authorities. Several of the ongoing investigations are described below.

Competition authorities in France are investigating Sara Lee’s International Household and Body Care in connection with alleged unlawful exchanges of information relating to the household product and insecticide markets. The investigation began in 2006. Sara Lee also received requests for information from the Belgian competition authority regarding unspecified behavior in Belgium and from the European Commission regarding alleged anti-competitive behavior related to detergents in Europe. However, because of the lack of contact by the European Commission competition authorities and indications that Sara Lee will be exempt from further investigation, Sara Lee considers this matter closed. Sara Lee continues to cooperate with the Belgium competition authorities.

Sara Lee has completed the divestiture of most of its International Household and Body Care Business; however the corporation has retained any potential liability for these matters. Except for fines previously assessed or that we have already accrued, we are unable to estimate the impact on our financial statements of additional fines, if any, that may be imposed against Sara Lee.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sara Lee’s common stock is traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. The principal market in the United States for our common stock is the New York Stock Exchange (“NYSE”). As of August 6, 2011, Sara Lee had approximately 59,926 holders of record of its common stock. Information regarding market prices on the NYSE and cash dividends paid on Sara Lee’s common stock during the past two fiscal years in Note 21, “Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements contained in Sara Lee’s 2011 Annual Report to Stockholders and information regarding share performance under the caption “Performance Graph” contained in Sara Lee’s 2011 Annual Report to Stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the fourth quarter of fiscal 2011.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 3, 2011 to May 7, 2011	0	—	0	13,459,121	$1.2 billion
May 8, 2011 to June 4, 2011	0	—	0	13,459,121	$1.2 billion
June 5, 2011 to July 2, 2011	0	—	0	13,459,121	$1.2 billion
Total	0	—	0	13,459,121	$1.2 billion

(1)	Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of July 2, 2011, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 that its Board of Directors had increased this repurchase program by $2.0 billion shares (for a total authorization of $3.0 billion shares). As of July 2, 2011, $1.8 billion of shares have been repurchased under this program. There is no expiration date for either program.

Item 6. Selected Financial Data

Financial information for Sara Lee for the five fiscal years ended July 2, 2011 that appears under the heading “Financial Summary” in Sara Lee’s 2011 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements, and the information appearing under the heading “Financial Review,” contained in Sara Lee’s 2011 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” in Sara Lee’s 2011 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” in Sara Lee’s 2011 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related Notes to Financial Statements of Sara Lee contained in Sara Lee’s 2011 Annual Report to Stockholders and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference.

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

(b) Internal Control over Financial Reporting

Management’s report on Sara Lee’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and the related Report of Independent Registered Public Accounting Firm, are contained in Sara Lee’s 2011 Annual Report to Stockholders under the headings “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 2, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Code of Ethics

Sara Lee’s Global Business Standards, its written corporate code of business conduct and ethics, embodies Sara Lee’s long-standing history of requiring adherence to high standards of ethical conduct and business practices. The Global Business Standards are available on Sara Lee’s Web site at www.saralee.com under “Our Company—Global Business Practices.” All of Sara Lee’s officers, directors and employees, including its Chief Executive Officer, Chief Financial Officer and principal accounting officer, are required to comply with the Global Business Standards. If the Global Business Standards are amended, or if Sara Lee grants a waiver from a provision of the Global Business Standards to a Sara Lee executive officer or director, Sara Lee promptly will post such information on its Web site in accordance with SEC rules.

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

Equity Compensation Plan Information Table

The following table provides information as of July 2, 2011 regarding the number of shares of Sara Lee common stock that may be issued under Sara Lee’s equity compensation plans. The number of shares and the exercise price of options, performance stock units and restricted stock units reported in the table, and the share numbers in the narrative related to the table, have been adjusted to reflect Sara Lee’s September 2006 spin-off of Hanesbrands Inc., its branded apparel business, into an independent publicly-traded company.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	25,546,789	(2)	$11.5298	(2)	94,924,349	(3)
Equity compensation plans not approved by security holders (4)	203,872	(5)	—	(5)	1,650,500	(6)
Total	25,750,661				96,574,849

(1)	The table does not include information regarding Sara Lee’s 401(k) Plan. As of July 2, 2011, there were approximately 15 million shares of common stock held in this plan.
(2)	Includes 5,712,939 restricted stock units and 2,010,601 performance-based restricted stock units outstanding under Sara Lee’s 1998 Long-Term Incentive Stock Plan (the “1998 Plan”) and Sara Lee’s 2002 Long-Term Incentive Stock Plan (the “2002 Plan”). Restricted stock units and performance stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and may be settled only for shares of common stock. Also includes 11,200 phantom stock units outstanding under Sara Lee’s deferred compensation program for non-employee directors, which units may be settled only for shares of common stock. Accordingly, the restricted stock units and the phantom stock units have been disregarded for purposes of computing the weighted-average exercise price.
(3)	Of these shares, 55.2 million shares are available for issuance under the 1998 Plan and 38.4 million shares are available for issuance under the 2002 Plan. Both the 1998 Plan and the 2002 Plan authorize grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or a combination thereof. The maximum number of shares of common stock that may be granted as restricted stock or issued in settlement of restricted stock units or upon the exercise of incentive stock options is 23.2 million shares under the 1998 Plan and 22.1 million shares under the 2002 Plan. The number of shares remaining available for future issuances assumes that, with respect to outstanding performance-based restricted stock units, the vesting criteria will be achieved at the target level.
(4)	The following plans have not been approved by Sara Lee stockholders: Executive Deferred Compensation Plan and U.K. Share Incentive Plan. The material terms of each plan are described below.
(5)	Consists of 203,872 phantom stock units outstanding under the Executive Deferred Compensation Plan. Phantom stock units do not have an exercise price because the units may be settled only for shares of common stock on a one-for-one basis at a predetermined future date.
(6)	Consists of shares remaining available for future awards under the U.K. Share Incentive Plan.

Sara Lee has obtained stockholder approval of all of its significant equity compensation plans. Set forth below is a brief description of the material features of each Sara Lee equity compensation plan that was adopted without the approval of Sara Lee’s stockholders and that was in effect as of July 2, 2011.

Executive Deferred Compensation Plan

Sara Lee’s Executive Deferred Compensation Plan permits officers of Sara Lee to defer salary, bonus and long-term incentive payments into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Sara Lee common stock as of the deferral date, and are paid out only in shares of Sara Lee common stock, on a one-for-one basis, at future dates specified by the participant. Deferrals in the interest account accrue interest at a rate set at the beginning of each plan year based on the current cost to Sara Lee of issuing five-year maturity debt. As of July 2, 2011, there were 203,872 stock equivalents outstanding in the stock equivalent accounts under this Plan.

U.K. Share Incentive Plan (the “U.K. SIP”)

The U.K. SIP, which was approved by the Board of Directors in June 2002, provides Sara Lee employees located in the United Kingdom the opportunity to purchase Sara Lee common stock on a pre-tax basis through payroll deductions. Under the U.K. SIP, there are four three-month offering periods each calendar year during which participating employees purchase shares of Sara Lee common stock at a price equal to the lower of the fair market value of Sara Lee common stock on the first day of the offering period or the fair market value of Sara Lee common stock on the last day of the offering period. For each six shares purchased by a participant, Sara Lee will make a matching contribution of one share to the participant’s account. Participants may sell or transfer shares purchased in the U.K. SIP at any time; however, matching shares contributed by Sara Lee cannot be sold or transferred for three years. The U.K. SIP authorizes the issuance of up to 1.7 million shares of common stock and, as of July 2, 2011, a total of 1.65 million shares remain to be issued under the plan.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, which are contained in Sara Lee’s 2011 Annual Report to Stockholders are incorporated herein:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income—Years ended June 27, 2009, July 3, 2010 and July 2, 2011

Consolidated Balance Sheets—July 3, 2010 and July 2, 2011

Consolidated Statements of Common Stockholders’ Equity—For the period June 28, 2008 to July 2, 2011

Consolidated Statements of Cash Flows—Years ended June 27, 2009, July 3, 2010 and July 2 2011

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

August 26, 2011

SARA LEE CORPORATION

By:	/s/ MARK A. GARVEY
Mark A. Garvey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sara Lee Corporation and in the capacities indicated on August 26, 2011.

Signature	Title

/s/ MARCEL H.M. SMITS Marcel H.M. Smits	Chief Executive Officer (Principal Executive Officer)

/s/ MARK A. GARVEY Mark A. Garvey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN P. ZYCK John P. Zyck	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ JAN BENNINK Jan Bennink	Executive Chairman

/s/ JAMES S. CROWN James S. Crown	Director

/s/ CRISTOPHER B. BEGLEY Christopher B. Begley	Director

/s/ CRANDALL C. BOWLES Crandall C. Bowles	Director

/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/s/ CORNELIS J.A. VAN LEDE Cornelis J.A. van Lede	Director

/s/ JOHN D.G. MCADAM John D.G. McAdam	Director

/s/ SIR IAN M.G. PROSSER Sir Ian M.G. Prosser	Director

/s/ NORMAN R. SORENSEN Norman R. Sorensen	Director

/s/ JEFFREY W. UBBEN Jeffrey W. Ubben	Director

/s/ JONATHAN P. WARD Jonathan P. Ward	Director

EXHIBIT INDEX

3.	Exhibits

Incorporation by Reference
(2)	1. Share Purchase Agreement dated November 9, 2010 by and among BBU, Inc., Grupo Bimbo, S.A.B. DE C.V. and Sara Lee Corporation	Exhibit 2.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2011

(3a)	1. Articles of Restatement of Charter dated August 28, 2003	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended June 28, 2003

(3b)	2. Amended Bylaws, dated June 30, 2011	Exhibit 3(b) to Current Report on Form 8-K dated June 30, 2011

(4)	1. Form of 6 1/4% Notes due 2011	Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2001

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

(10)	*1. Supplemental Benefit Plan, as amended	Exhibit 10.5 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*2. Performance-Based Incentive Plan	Exhibit A to Proxy Statement dated September 14, 2007

	*3. 1998 Long-Term Incentive Stock Plan	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

	*4. 2002 Long-Term Incentive Stock Plan	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

	*5. Executive Deferred Compensation Plan	Exhibit 10.12 to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*6. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10.13 to Report on Form 10-K for Fiscal Year ended July 1, 2000

	*7. Severance Plans For Corporate Officers, as amended	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2011

	*8. Employee Option & Share Plan For Employees in the Netherlands	Exhibit 10.24 to Report on Form 10-K for Fiscal Year ended June 29, 2002

	*9. U.K. Share Incentive Plan	Exhibit 10.18 to Report on Form 10-K for Fiscal Year ended June 28, 2003

*10. Sara Lee Corporation 1999 Non-Employee Director Stock Plan, as Amended and Restated

	*11. Fiscal Year 2011-2013 Long-Term Restricted Stock Unit Grant Program Description	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2010

	*12. Form of Fiscal Year 2011-2013 Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2010

	*13. Fiscal Year 2011-2013 Executive Management Long-Term Incentive Program Description	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2010

	*14. Form of Fiscal Year 2011-2013 Executive Management Long-Term Incentive Program Grant Notice and Agreement	Exhibit 10.4 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2010

	*15. Fiscal Year 2011-2013 Stock Option Grant Program Description	Exhibit 10.5 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2010

	*16. Form of Fiscal Year 2011 Stock Option Grant Notice and Agreement	Exhibit 10.6 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2010

	*17. Annual Incentive Plan Fiscal 2011 Program Description	Exhibit 10.7 to Report on Form 10-Q for Fiscal Quarter ended October 2, 2010

	*18. Special Management Compensation Program dated October 27, 2009 between Sara Lee Corporation and Vincent Janssen	Exhibit 10.8 to Report on Form 10-Q for Fiscal Quarter ended December 26, 2009

	*19. Amendment dated November 23, 2010 to the Special Management Compensation Program dated October 27, 2009 between Sara Lee Corporation and Vincent Janssen	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2011

	*20. Employment Agreement dated April 29, 2005 between Frank van Oers and Sara Lee Corporation	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

	*21. Employment Agreement dated April 1, 2005 between Frank van Oers and Sara Lee/DE International B.V.	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

(12)	Computation of Ratio of Earnings to Fixed Charges

(13)	Portions of Sara Lee’s 2011 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

(21)	List of Subsidiaries

(23)	Consent of PricewaterhouseCoopers LLP

(31)	1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32)	1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Sections of the Sara Lee Corporation Annual Report on Form 10-K for the fiscal year ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Financial Statements; (vi) document and entity information; and (vii) Financial Statement Schedule II.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders of

Sara Lee Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated August 26, 2011 appearing in the 2011 Annual Report to Stockholders of Sara Lee Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 26, 2011

Schedule II

Sara Lee Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 27, 2009, July 3, 2010, and July 2, 2011

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs1 /Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended June 27, 2009
Allowances for bad debts	$32	$4	$(2)	$(2)	$32
Other receivable allowances	41	6	(9)	(6)	32
Deferred tax asset valuation allowances	278	9	—	(84)	203

Total	$351	$19	$(11)	$(92)	$267

For the Year Ended July 3, 2010
Allowances for bad debts	$32	$5	$(2)	$(4)	$31
Other receivable allowances	32	16	(8)	(9)	31
Deferred tax asset valuation allowances	203	(5)	—	17	215

Total	$267	$16	$(10)	$4	$277

For the Year Ended July 2, 2011
Allowances for bad debts	$31	3	(4)	(4)	26
Other receivable allowances	31	13	(11)	(18)	15
Deferred tax asset valuation allowances	215	44	—	155	414

Total	$277	60	(15)	133	455

[1]	Net of collections on accounts previously written off.