Form 10-Q
period 2011-10-01
Sara Lee Corp
filed 2011-11-08
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

On October 1, 2011, the Registrant had 590,744,010 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at October 1, 2011 and July 2, 2011

(Unaudited)

In millions	October 1, 2011	July 2, 2011
Assets
Cash and equivalents	$1,685	$2,066
Trade accounts receivable, less allowances	766	778
Inventories
Finished goods	474	423
Work in process	38	36
Materials and supplies	513	425

	1,025	884
Current deferred income taxes	43	42
Other current assets	297	259
Receivable for proceeds on disposition	552	—
Assets held for sale	511	555

Total current assets	4,879	4,584

Property, net of accumulated depreciation of $2,028 and $2,057, respectively	1,321	1,380
Trademarks and other identifiable intangibles, net	258	282
Goodwill	597	624
Deferred income taxes	185	260
Other noncurrent assets	583	497
Noncurrent assets held for sale	1,229	1,906

	$9,052	$9,533

Liabilities and Equity
Notes payable	$439	$238
Accounts payable	740	826
Income taxes payable and current deferred taxes	439	468
Other accrued liabilities	1,299	1,566
Current maturities of long-term debt	443	473
Liabilities held for sale	533	551

Total current liabilities	3,893	4,122

Long-term debt	1,935	1,935
Pension obligation	206	216
Deferred income taxes	362	179
Other liabilities	726	807
Noncurrent liabilities held for sale	294	300
Contingencies and commitments (Note 10)
Equity
Sara Lee common stockholders’ equity	1,607	1,945
Noncontrolling interest	29	29

Total Equity	1,636	1,974

	$9,052	$9,533

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarters ended October 1, 2011 and October 2, 2010

(Unaudited)

In millions, except per share data	Oct.1, 2011	Oct. 2, 2010
Continuing Operations
Net sales	$1,943	$1,727

Cost of sales	1,327	1,157
Selling, general and administrative expenses	455	409
Net charges for exit activities, asset and business dispositions	32	4
Impairment charges	18	—

Operating income	111	157
Interest expense	30	34
Interest income	(9)	(5)
Debt extinguishment costs	—	30

Income from continuing operations before income taxes	90	98
Income tax expense	124	37

Income (loss) from continuing operations	(34)	61

Discontinued operations
Income (loss) from discontinued operations net of tax expense (benefit) of $(62) and $25	(273)	44
Gain on sale of discontinued operations, net of tax expense of $170 and $166	92	89

Net income (loss) from discontinued operations	(181)	133

Net income (loss)	(215)	194
Less: Income from noncontrolling interests, net of tax
Discontinued operations	2	2

Net income (loss) attributable to Sara Lee	$(217)	$192

Amounts attributable to Sara Lee:
Net income (loss) from continuing operations	$(34)	$61
Net income (loss) from discontinued operations	(183)	131

Net income (loss) attributable to Sara Lee	$(217)	$192

Earnings per share of common stock
Basic
Income (loss) from continuing operations	$(0.06)	$0.09

Net income (loss)	$(0.37)	$0.29

Average shares outstanding	591	653

Diluted
Income (loss) from continuing operations	$(0.06)	$0.09

Net income (loss)	$(0.37)	$0.29

Average shares outstanding	591	655

Cash dividends declared per share of common stock	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the period July 3, 2010 to October 1, 2011

(Unaudited)

		Sara Lee Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at July 3, 2010	$1,515	$7	$17	$2,472	$(97)	$(912)	$28

Net income	1,296	—	—	1,287	—	—	9
Translation adjustments, net of tax	332	—	—	—	—	332	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	7	—	—	—	—	7	—
Pension/Postretirement activity, net of tax	317	—	—	—	—	317	—

Comprehensive income	1,952						9

Dividends on common stock	(278)	—	—	(278)	—	—	—
Dividends paid on noncontrolling interest/Other	(5)	—	—	—	—	—	(5)
Disposition of noncontrolling interest	(3)	—	—	—	—	—	(3)
Stock issuances—
Restricted stock	28	—	19	9	—	—	—
Stock option and benefit plans	58	—	58	—	—	—	—
Share repurchases and retirement	(1,313)	(1)	(55)	(1,257)	—	—	—
ESOP tax benefit, redemptions and other	20	—	—	—	20	—	—

Balances at July 2, 2011	1,974	6	39	2,233	(77)	(256)	29

Net income (loss)	(215)	—	—	(217)	—	—	2
Translation adjustments, net of tax	(142)	—	—	—	—	(142)	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(1)	—	—	—	—	(1)	—
Pension/Postretirement activity, net of tax	10	—	—	—	—	10	—

Comprehensive income (loss)	(348)						2

Dividends paid on noncontrolling interest	(1)	—	—	—	—	—	(1)
Repurchase of noncontrolling interest	(10)		(9)	—	—	—	(1)
Stock issuances—
Restricted stock	(9)	—	(2)	(7)	—	—	—
Stock option and benefit plans	30	—	30	—	—	—	—

Balances at October 1, 2011	$1,636	$6	$58	$2,009	$(77)	$(389)	$29

Total comprehensive income was $358 million in the first quarter of 2011, of which $356 million was attributable to Sara Lee.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Quarters ended October 1, 2011 and October 2, 2010

(Unaudited)

	Quarter ended
In millions	October 1, 2011	October 2, 2010
OPERATING ACTIVITIES—
Net income (loss)	$(215)	$194
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	61	82
Amortization	12	21
Impairment charges	389	—
Net (gain) loss on business dispositions	(262)	(255)
Pension contributions, net of expense	(117)	(17)
Increase in deferred income taxes for unremitted earnings	8	77
Decrease in deferred income taxes for tax basis differences	(118)	—
Debt extinguishment costs	—	30
Other	(6)	21
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	(32)	35
Inventories	(221)	(140)
Other current assets	(59)	(64)
Accounts payable	27	9
Accrued liabilities	26	(47)
Accrued taxes	287	82

Net cash from (used in )operating activities	(220)	28

INVESTING ACTIVITIES—
Purchases of property and equipment	(55)	(66)
Purchases of software and other intangibles	(1)	(7)
Dispositions of businesses and investments	(16)	355
Cash received from derivative transactions	18	26
Sales of assets	1	7

Net cash received from (used in) investing activities	(53)	315

FINANCING ACTIVITIES—
Issuances of common stock	29	1
Purchases of common stock	—	(373)
Borrowings of other debt	30	890
Repayments of other debt and derivatives	(162)	(708)
Net change in financing with less than 90-day maturities	187	(22)
Purchase of noncontrolling interest	(10)	—
Payments of dividends	(68)	(73)

Net cash received from (used in) financing activities	6	(285)

Effect of changes in foreign exchange rates on cash	(114)	112

Increase (decrease) in cash and equivalents	(381)	170
Add: Cash balances of discontinued operations at beginning of year	—	—
Less: Cash balances of discontinued operations at end of period	—	—
Cash and equivalents at beginning of year	2,066	955

Cash and equivalents at end of quarter	$1,685	$1,125

Supplemental Cash Flow Data:
Cash paid for restructuring actions	$66	$25
Cash contributions to pension plans	115	30
Cash paid for income taxes	56	68

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the first quarter ended October 1, 2011 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (corporation or company), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the quarter ended October 1, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of July 2, 2011 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended July 2, 2011. The fresh bakery, refrigerated dough and foodservice beverage businesses in North America as well as the international household and body care and European bakery businesses are presented as discontinued operations in the corporation’s consolidated financial statements. See Note 4 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

The interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and certain financial statement disclosures. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation's Form 10-K for the year ended July 2, 2011 and other financial information filed with the Securities and Exchange Commission. These financial statements consider subsequent events through the date of filing with the Securities and Exchange Commission.

The corporation’s fiscal year ends on the Saturday closest to June 30. Fiscal 2012 ends on June 30, 2012. The first quarter of fiscal 2012 ended on October 1, 2011 and the first quarter of fiscal 2011 ended on October 2, 2010. Each of the quarters was a thirteen-week period. Fiscal 2012 and fiscal 2011 are both 52-week years. Unless otherwise stated, references to years relate to fiscal years.

In January 2011, the corporation announced that its board of directors has agreed in principle to divide the company into two separate, publicly traded companies which is expected to be completed in the first half of calendar 2012. Under the current plan, the international coffee and tea business will be spun-off, tax-free, into a new public company (spin-off). The other company will primarily consist of Sara Lee’s current North American retail, foodservice and specialty meats businesses. The separation plan is subject to final approval by the board of directors, other customary approvals and the receipt of an IRS tax ruling.

In conjunction with this planned separation, the board of directors intends to declare a $3.00 per share dividend on the corporation’s common stock, a significant portion of which will be funded from the proceeds from the sale of the North American Fresh Bakery business. This special dividend is expected to be declared and paid in the first half of calendar 2012 before the completion of the spin-off.

2.	Net Income (Loss) Per Share

The computation of net income (loss) per share only includes results attributable to Sara Lee and does not include earnings related to noncontrolling interests. Net income per share – basic is computed by dividing net income (loss) attributable to Sara Lee by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter ended October 1, 2011, options to purchase 1.7 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter ended October 2, 2010, options to purchase 13.7 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. In 2012, the dilutive effect of stock option and award plans was excluded from the earnings per share calculation as they would be anti-dilutive given the loss in the period.

The average shares outstanding declined in the first quarter of 2012 as compared to the first quarter of 2011 as a result of shares repurchased under the corporation’s ongoing share repurchase program. During 2011, the corporation repurchased 80.2 million shares of common stock for $1.3 billion, the majority of which were repurchased after the end of the first quarter of 2011. As of October 1, 2011, the corporation was authorized to repurchase approximately $1.2 billion of common stock under its existing share repurchase program, plus 13.5 million shares of common stock that remain authorized for repurchase under the corporation’s prior share repurchase program. The corporation repurchases common stock at times management deems appropriate. However, the corporation does not expect to continue with any further share repurchases.

The following is a reconciliation of net income to net income per share – basic and diluted – for the first quarter of 2012 and 2011 (per share amounts are rounded and may not add to total):

Computation of Net Income per Common Share

(In millions, except per share data)

	Oct. 1, 2011	Oct. 2, 2010
Amounts attributable to Sara Lee:
Income (loss) from continuing operations	$(34)	$61
Income (loss) from discontinued operations	(183)	131

Net income (loss)	$(217)	$192

Average shares outstanding – basic	591	653
Dilutive effect of stock option and award plans	—	2

Diluted shares outstanding	591	655

Earnings per common share – Basic
Income (loss) from continuing operations	$(0.06)	$0.09

Income (loss) from discontinued operations	$(0.31)	$0.20

Net income (loss)	$(0.37)	$0.29

Earnings per common share – Diluted
Income (loss) from continuing operations	$(0.06)	$0.09

Income (loss) from discontinued operations	$(0.31)	$0.20

Net income (loss)	$(0.37)	$0.29

3.	Segment Information

The following is a general description of the corporation’s four business segments:

•	North American Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America and includes the corporation’s U.S. Senseo retail coffee business.

•	North American Foodservice and Specialty Meats – sells a variety of meat and bakery products to foodservice customers and sells gourmet sausage and other meats to retail customers in North America.

•	Coffee & Tea (formerly International Beverage) – sells coffee and tea products in major markets around the world, including Europe, Brazil and Australia.

•	Australian Bakery (formerly International Bakery) – sell a variety of frozen bakery and other dessert items in Australia and New Zealand

The results for the company’s Aidells gourmet sausage business and Gallo Salame business are being reported as part of the North American Foodservice and Specialty Meats segment (formerly North American Foodservice). These businesses were previously reported under the North American Retail segment. In conjunction with the North American segmentation changes, the corporation moved $39 million of goodwill from the North American Retail segment to the North American Foodservice and Specialty Meats segment and determined that no goodwill impairment was necessary.

The results of the North American foodservice beverage business (formerly reported under the North American Foodservice segment) and the results of the European bakery operations (formerly reported under the International Bakery segment) are now being reported as part of the results of discontinued operations. See Note 4 – “Discontinued Operations” for additional information. Prior year results have been revised to reflect the current year’s presentation.

The following is a summary of net sales and operating segment income by business segment:

	Net Sales		Income before Income Taxes
(In millions)	First Quarter 2012	First Quarter 2011	First Quarter 2012	First Quarter 2011
North American Retail	$684	$695	$42	$60
North American Foodservice and Specialty Meats	307	274	27	23
Coffee & Tea	922	728	114	90
Australian Bakery	38	36	2	2

Total business segments	1,951	1,733	185	175
Intersegment sales	(8)	(6)	—	—

Total net sales and operating segment income	1,943	1,727	185	175
General corporate expenses	—	—	(60)	(27)
Mark-to-Market derivative gains/(losses)	—	—	(11)	12
Amortization of intangibles	—	—	(3)	(3)

Total net sales and operating income	1,943	1,727	111	157
Net interest expense	—	—	(21)	(29)
Debt extinguishment costs	—	—	—	(30)

Net sales and income before income taxes	$1,943	$1,727	$90	$98

As previously noted, Aidells and Gallo Salame were moved from the North American Retail segment to the North American Foodservice and Specialty Meats segment. Segment assets have also been revised to reflect the assets of the North American foodservice beverage and European bakery businesses as net assets held for sale. A summary of the segment assets as of October 1, 2011 and July 2, 2011 is as follows:

(In millions)	October 1, 2011	July 2, 2011
North American Retail[1]	$1,322	$1,313
North American Foodservice and Specialty Meats	512	499
Coffee & Tea	2,312	2,334
Australian Bakery	61	66

Total business segments	4,207	4,212
Net assets held for sale	1,740	2,461
Other[2]	3,105	2,860

Total Assets	$9,052	$9,533

[1]

Certain fixed assets in the North American Retail segment also support production within the North American and Specialty Meats segment. However, the corporation does not allocate these shared assets across segments.

[2]	Principally cash and cash equivalents, certain corporate fixed assets, deferred tax assets and certain other noncurrent assets.

4.	Discontinued Operations

The businesses that formerly comprised the North American Fresh Bakery and the International Household and Body Care segments; as well as the refrigerated dough and foodservice beverage operations in North America, which were previously reported as part of the North American Foodservice segment; and the European bakery operations, which were previously reported as part of the International Bakery segment are classified as discontinued operations and are presented in a separate line in the Consolidated Statements of Income for all periods presented. The assets and liabilities for the businesses to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported on a separate line of the Condensed Consolidated Balance Sheet for all periods presented.

The company entered into an agreement to sell all of its non-Indian insecticides business for €154 million to SC Johnson and received a deposit of €152 million in December 2010 on the sale of these businesses. The deposit was recognized as unrestricted cash, with an offsetting liability to the buyer until the deal closes. Due to competition concerns raised by the European Commission, the parties abandoned the transaction as originally agreed. Sara Lee and SC Johnson are allowed to complete the sale of the insecticides businesses outside the European Union (Malaysia, Singapore, Kenya and Russia) as well as a limited amount of businesses inside the European Union. In July 2011, Sara Lee closed on the sale of the non-European insecticides businesses and in October 2011, subsequent to the end of the quarter, it closed on the sale of certain European insecticides businesses to SC Johnson. The company has also entered into an agreement to divest the remaining insecticides businesses inside the European Union to another buyer and will transfer the net proceeds received from the divestiture of those European businesses to SC Johnson when the deal closes. It expects to complete the sale of these businesses by the end of the second quarter of 2012.

On November 9, 2010, the corporation signed an agreement to sell its North American fresh bakery business to Grupo Bimbo for $959 million, which included the assumption of $34 million of debt. On October 21, 2011, the company announced that it had reached an agreement with Grupo Bimbo and the Department of Justice that will allow the parties to complete the sale. The agreement includes certain remedies requiring Grupo Bimbo to divest certain brands, assets and perpetual rights in various regions. As a result of these remedies, the parties have agreed to reduce the purchase price from $959 million to $709 million, which includes the assumption of debt. This transaction closed on November 5, 2011.

In the fourth quarter of 2011, steps were taken to market and dispose of the North American refrigerated dough business. On August 9, 2011, the company announced it had entered into an agreement to sell its North American refrigerated dough business to Ralcorp for $545 million. The transaction closed on October 1, 2011 but the proceeds, which included working capital adjustments, of $552 million were not received until subsequent to quarter end. The company established a receivable for the proceeds which is reported in the current asset section of the Condensed Consolidated Balance Sheet at October 1, 2011. The corporation entered into a customary transitional services agreement with the purchaser of this business to provide for the orderly separation of the business and the orderly transition of various functions and processes.

In May 2011, the company completed the sale of the majority of its shoe care businesses. Certain other shoe care businesses were to be sold on a delayed basis. In the first quarter of 2012, the company closed on the sale of its Malaysian shoe care business and received $2 million of proceeds. The company anticipates receiving approximately $70 million to $80 million more in future proceeds on delayed sales and working capital adjustment from the buyer.

In July 2010, the company sold a majority of its air care products business. When this business was sold, certain operations were retained in Spain, until production related to non-air care businesses ceases at the facility. Sara Lee will continue to manufacture air care products for the buyer for approximately 2 additional months during the second quarter of 2012, at which point the production facility will be sold to the buyer and the final gain on the sale will be recognized.

In the third quarter of 2011, management indicated that its International Bakery operations were under strategic review. The asset disposal groups comprising the International Bakery operations were tested for impairment under the held and used model in 2011 and it was determined no impairment was necessary. During the first quarter of 2012, management decided to divest the Spanish bakery and French refrigerated dough businesses, collectively referred to as European bakery, requiring that these businesses be tested for impairment under the available for sale model. Based on an estimate of the anticipated proceeds for these businesses, the corporation recognized a pretax impairment charge of $371 million for the Spanish bakery and French refrigerated dough businesses. A tax benefit of $35 million was recognized on these impairment charges. On October 10, 2011, the company announced that it had signed an agreement to sell the Spanish bakery business to Grupo Bimbo for €115 million. In the second quarter of 2012, the corporation announced that it is considering a binding offer for the sale of the French refrigerated dough business for €115 million.

In the first quarter of 2012, steps were taken to market and dispose of the North American foodservice beverage business. As such, the results of this component are classified as discontinued operations in the Condensed Consolidated Income Statement and the net assets are reported as available for sale on the consolidated balance sheet for all periods presented. On October 24, 2011, the company announced that it had entered into an agreement to sell the majority of its North American foodservice beverage operations to the J.M. Smucker Company for $350 million. The transaction is expected to close in the second quarter of 2012. Sara Lee also entered into a 10 year partnership to collaborate on liquid coffee innovation that will pay Sara Lee approximately $50 million plus growth-related royalties over the 10 year period. While this arrangement will provide a continuation of cash flows subsequent to the divestiture, it does not represent significant continuing cash flows or significant continuing involvement that would preclude classification of the North American foodservice beverage component as a discontinued operation. Sara Lee plans to sell or close the remaining assets of the North American foodservice beverage business.

The following is a summary of the operating results of the corporation’s discontinued operations:

	First Quarter 2012			First Quarter 2011
(In millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
International Household and Body Care	$69	$4	$—	$408	$58	$37
North American Fresh Bakery	528	21	70	516	(3)	(2)
North American Refrigerated Dough	74	13	9	71	9	6
North American Foodservice Beverage	137	—	3	111	(1)	(1)
European Bakery	149	(373)	(355)	150	6	4

Total	$957	$(335)	$(273)	$1,256	$69	$44

The following is a summary of the gain on sale of the corporation’s discontinued operations:

(in millions)	Pretax Gain on Sale	Tax (Charge)	After Tax Gain
Quarter ended:
Oct. 1, 2011:
North American Refrigerated Dough	$198	$(158)	$40
Non-European insecticides	60	(12)	48
Asian Shoe Care	4	—	4

	$262	$(170)	$92

Oct 2, 2010:
Air Care Products	$255	$(166)	$89

In 2012, the $158 million tax expense recognized on the sale of the North American refrigerated dough business was impacted by $254 million of goodwill that had no tax basis. The tax expense recognized in 2011 on the sale of Air Care Products includes a $77 million charge related to the anticipated repatriation of the cash proceeds received on the disposition of this business.

The following is a summary of the net assets held for sale as of October 1, 2011 and July 2, 2011:

(In millions)	October 1, 2011	July 2, 2011
Trade accounts receivable	$295	$325
Inventories	167	176
Other current assets	49	54

Total current assets held for sale	511	555

Property	622	825
Trademarks and other intangibles	258	303
Goodwill	342	800
Other assets	7	(22)

Assets held for sale	$1,740	$2,461

Accounts payable	$259	$262
Accrued expenses and other current liabilities	258	273
Current maturities of long-term debt	16	16

Total current liabilities held for sale	533	551
Long-term debt	77	80
Other liabilities	217	220

Liabilities held for sale	$827	$851

Noncontrolling interest	$29	$29

The corporation’s fresh bakery business enters into franchise agreements with independent third party contractors (“Independent Operators”) representing distribution rights to sell and distribute fresh bakery products via direct-store-delivery to retail outlets in defined sales territories. The corporation does not hold equity interests in any of the Independent Operator entities. Independent Operators generally finance the purchase of distribution rights through note agreements with a financial institution, which, in the aggregate, are partially guaranteed by Sara Lee. In addition, the corporation maintains explicit and implicit commitments to maintain the function of routes to ensure product delivery to customers. The corporation determined that all Independent Operators are variable interest entities of which it is the primary beneficiary, primarily as a result of Sara Lee’s debt guarantee and other route maintenance obligations.

As a result of consolidating these Independent Operator variable interest entities, the corporation reflected the following in its balance sheets:

(in millions)	October 1, 2011	July 2, 2011
Inventories – Finished goods	$2	$2
Property – Machinery and equipment	16	18

Total assets	$18	$20

Current portion of long-term debt	$13	$13
Long-term debt excluding current portion	46	49

Total liabilities	$59	$62

Noncontrolling interests	$29	$28

Lease obligations presented within long-term debt captions on the balance sheet are secured by the vehicles subject to lease and do not represent additional claims on the corporation’s general assets. The corporation’s maximum exposure for loss associated with the Independent Operator entities is limited to the long-term debt of the Independent Operators as of October 1, 2011, which is approximately $50 million.

The discontinued operations cash flows are summarized in the table below:

(In millions) – Increase / (Decrease)	Quarter ended Oct. 1, 2011	Quarter ended Oct. 2, 2010
Cash flow from operating activities	$14	$133
Cash flow from (used in) investing activities	(34)	336
Cash flow from (used in) financing activities	20	(469)

Increase (decrease) in net cash of discontinued operations	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of period	$—	$—

The net cash received from investing activities in 2011 primarily represents the cash proceeds received on the sale of the air care business. The cash used in financing activities in 2011 primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations assumes that the cash of those businesses has been retained as a corporate asset.

5.	Debt Issuances and Redemptions

On September 7, 2010, the corporation completed a tender offer for any and all of its 6  1/4 % Notes due September 15, 2011, of which $1.11 billion aggregate principal amount was outstanding. At the time of expiration of the tender offer, $653.3 million of the 6  1/4% notes had been validly tendered. The corporation recognized a $30 million charge associated with the early extinguishment of this debt, which is reported on the Debt extinguishment costs line of the Consolidated Income Statement. On October 8, 2010, the corporation redeemed the remaining $456.7 million of aggregate principal outstanding of the 6  1/4% Notes, which resulted in $25 million of additional debt extinguishment charges in the second quarter of 2011.

6.	Exit, Disposal and Other Restructuring Activities

In January 2011, the corporation announced that its board of directors had agreed in principle to divide the company into two separate, publicly traded companies which is expected to be completed in the first half of calendar 2012. Under this plan, the corporation’s International Beverage operations will be spun-off, tax-free, into a new public company. As the corporation prepares for the spin-off, it will incur certain spin-off related costs. Spin-off related costs will include restructuring actions such as employee termination costs and costs related to renegotiating contractual agreements; third party professional fees for consulting and other services that are directly related to the spin-off; and the costs of employees solely dedicated to activities directly related to the spin-off.

In 2009, the corporation initiated Project Accelerate, which was a series of global initiatives designed to drive significant savings over a three year period. The overall cost of the initiatives included severance costs as well as transition costs associated with transferring services to an outside third party. An important component of the Project Accelerate involved the outsourcing of pieces of the finance and global information services groups as well as the company’s indirect procurement activities. The Project Accelerate initiative was substantially completed as of the end of 2011.

The nature of the costs incurred under these plans includes the following:

1) Exit Activities, Asset and Business Disposition Actions – These amounts primarily relate to:

•	Employee termination costs

•	Lease exit costs

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations

2) Costs recognized in Cost of sales and Selling, general and administrative expenses primarily relate to:

•	Expenses associated with the installation of new information systems

•	Costs to retain and relocate employees

•	Consulting costs

•	Costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative

Certain of these costs are recognized in Cost of sales or Selling, general and administrative expenses in the Consolidated Statements of Income as they do not qualify for treatment as an exit activity or asset and business disposition under the accounting rules for exit and disposal activities. However, management believes the disclosure of these charges provides the reader greater transparency to the total cost of the initiatives.

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended
(In millions)	Oct. 1, 2011	Oct. 2, 2010
Selling, general and administrative expenses	$36	$2
Net charges for (income from):
Exit activities	32	4

Decrease in income from continuing operations before income taxes	68	6
Income tax benefit	(18)	(2)

Decrease in income from continuing operations	$50	$4

Impact on diluted EPS	$0.08	$0.01

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Quarter ended
(In millions)	Oct. 1, 2011	Oct. 2, 2010
North American Retail	$8	$1
North American Foodservice and Specialty Meats	1	—
Coffee & Tea	9	2

Decrease in operating segment income	18	3
Increase in general corporate expenses	50	3

Total	$68	$6

The following discussion provides information concerning the exit, disposal and other activities for each year where actions were initiated and material reserves exist.

2012 Actions

During 2012, the corporation approved certain actions related to exit, disposal, and spin-off activities and recognized charges of $68 million related to these actions. Each of these activities is expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate approximately 250 employees, related to the North American Retail, Coffee & Tea and corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 250 targeted employees, approximately 30 employees have been terminated. The remaining employees are expected to be terminated within the next 12 months.

•	Recognized costs associated with terminating software services provided by an outside third party vendor.

The following table summarizes the net charges taken for the exit, disposal and spin-off activities approved during 2012 and the related status of the related accruals as of October 1, 2011. The accrued amounts remaining represent cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. Charges of approximately $375 million are expected to be recognized in 2012 for various exit, disposal and other restructuring related actions.

(In millions)	Employee termination and other benefits	IT and other costs	Non- cancellable leases/ Contractual obligations	Total
Exit, disposal and other costs recognized during 2012	$27	$36	$5	$68
Charges recognized in discontinued operations	—	7	—	7
Cash payments	(2)	(20)	—	(22)

Accrued costs as of October 1, 2011	$25	$23	$5	$53

2011 Actions

During 2011, the corporation approved certain actions related to exit, disposal, Project Accelerate and spin-off activities and recognized charges of $141 million related to these actions. Each of these activities were expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate approximately 920 employees, related to the European beverage, North American Retail and North American Foodservice businesses and the corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 920 targeted employees, approximately 360 have been terminated. The remaining employees are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

•	Recognized third party and employee costs associated with the planned spin-off of the corporation’s International Beverage operations.

The corporation also recognized $97 million of charges in discontinued operations primarily related to restructuring actions taken to eliminate stranded overhead associated with the household and body care businesses.

The following table summarizes the net charges taken for the exit, disposal, Project Accelerate and spin-off activities approved during 2011 and the related status of the related accruals as of October 1, 2011. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months.

(In millions)	Employee termination and other benefits	IT and other costs	Non- cancellable leases/ Contractual obligations	Total
Accrued costs as of July 2, 2011	$98	$24	$9	$131
Cash payments	(15)	(16)	(9)	(40)
Change in estimate	1	—	—	1
Noncash charges	(2)	(1)	—	(3)
Foreign exchange impacts	(5)	—	—	(5)

Accrued costs as of October 1, 2011	$77	$7	$—	$84

2010 Actions

During 2010, the corporation approved certain actions related to exit, disposal, and Project Accelerate activities and recognized charges of $85 million related to these actions. Each of these activities were expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate approximately 890 employees, related to European beverage and North American foodservice operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 890 targeted employees, 50 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

The following table summarizes the significant actions completed during the first quarter of 2012 and the status of the remaining accruals related to the 2010 actions as of October 1, 2011. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2010 actions. The composition of these charges and the remaining accruals are summarized below.

(In millions)	Employee termination and other benefits	Non- cancellable Leases	Total
Accrued costs as of July 2, 2011	$9	$10	$19
Cash payments	(2)	—	(2)
Noncash charges	(1)	—	(1)
Foreign exchange impacts	(1)	—	(1)

Accrued costs as of October 1, 2011	$5	$10	$15

In periods prior to 2010, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure and these actions have had minimal impact on current year results. As of October 1, 2011, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these completed actions total $20 million and primarily represent certain severance obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

7.	Financial Instruments

Background Information

The corporation uses derivative financial instruments, including forward exchange, futures, options and swap contracts, to manage its exposures to foreign exchange, commodity prices and interest rate risks. The use of these derivative financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the corporation. The corporation does not use derivatives for trading or speculative purposes and is not a party to leveraged derivatives. More information concerning accounting for financial instruments can be found in Note 2, Summary of Significant Accounting Policies in the company’s 2011 Annual Report.

Types of Derivative Instruments

Interest Rate and Cross Currency Swaps

The corporation utilizes interest rate swap derivatives to manage interest rate risk, in order to maintain a targeted amount of both fixed-rate and floating-rate long term debt and notes payable. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The corporation has a fixed interest rate on approximately 78% of long-term debt and notes payable issued.

The corporation has issued certain foreign-denominated debt instruments and utilizes cross currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. In the first quarter of 2012, the corporation paid $156 million to settle a €333 million notional value cross currency swap. This derivative instrument had effectively converted the currency base of a 2002 U.S. dollar debt issuance to euros. The cash outflow has been reflected on the Repayments of other debt and derivatives line in the financing section of the Consolidated Statements of Cash Flows.

Currency Forward Exchange, Futures and Option Contracts

The corporation uses forward exchange and option contracts to reduce the effect of fluctuating foreign currencies on short-term foreign-currency-denominated intercompany transactions, third-party product-sourcing transactions, foreign-denominated investments (including subsidiary net assets) and other known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Forward currency exchange contracts which are effective at hedging the fair value of a recognized asset or liability are designated and accounted for as fair value hedges. Forward currency contracts that act as a hedge of changes in the underlying foreign currency denominated subsidiary net assets are accounted for as net investment hedges. All remaining currency forward and options contracts are accounted for as mark-to-market hedges. The principal currencies hedged by the corporation include the European euro, British pound, Danish kroner, Hungarian forint, U.S. dollar, Australian dollar and Brazilian real. The corporation hedges virtually all foreign exchange risk derived from recorded transactions and firm commitments and only hedges foreign exchange risk related to anticipated transactions where the exposure is potentially significant.

Commodity Futures and Options Contracts

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

Non-Derivative Instruments

The corporation uses non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are declared as Net Investment Hedges.

Notional Values
(In Millions)	Oct. 1, 2011	July 2, 2011	Hedge Coverage (Number of months)
Swap Contracts:
Rec. Fixed / Pay Float - Interest Rate Swap Notional	$150	$584	20.5 – 20.5
Rec. Fixed / Pay Fixed -Cross Currency Swaps Notional(1)	312	813	20.5 – 20.5

Foreign Currency Forward Contracts(1):
Commitments to Purchase Foreign Currencies	$2,495	$2,757	0.2 – 8.6
Commitments to Sell Foreign Currencies	2,494	2,754	0.2 – 8.6

Commodity Contracts:
Commodity Future Contracts(3)	$115	$193	0.1 – 9.0
Commodity Options Contracts(2)	117	77	0.6 – 6.4

Net Investment Hedges:	$3,819	$4,052	—

[1]	The notional value is calculated using the exchange rates as of reporting date.
[2]	Option contract notional values are determined by the ratio of the change in option value to the change in the underlying hedged item.
[3]	Commodity futures contracts are determined by the initial cost of the contract.

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

Contingent Features/Concentration of Credit Risk

All of the corporation's derivative instruments are governed by International Swaps and Derivatives Association (i.e. ISDA) master agreements, requiring the corporation to maintain an investment grade credit rating from both Moody's and Standard & Poor's credit rating agencies. If the corporation's credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position was $80 million on October 1, 2011 and $272 million on July 2, 2011, for which the corporation has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on October 1, 2011 and July 2, 2011, the corporation would be required to post collateral of, at most, $80 million and $272 million, respectively, with its counterparties.

A large number of major international financial institutions are counterparties to the corporation's financial instruments including cross currency swaps, interest rate swaps, and currency exchange forwards and swaps. The corporation enters into financial instrument agreements only with counterparties meeting very stringent credit standards (a credit rating of A-/A3 or better), limiting the amount of agreements or contracts it enters into with any one party and, where legally available, executing master netting agreements. These positions are continually monitored. While the corporation may be exposed to credit losses in the event of nonperformance by individual counterparties of the entire group of counterparties, it has not recognized any losses with these counterparties in the past and does not anticipate material losses in the future.

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

	October 1, 2011		July 2, 2011
(In Millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current portion	$2,453	$2,378	$2,411	$2,408

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at October 1, 2011 and July 2, 2011 is as follows:

	Assets				Liabilities
	Other Current Assets		Other Non- current Assets		Accrued Liabilities-Other		Other
(In millions)	Oct. 1, 2011	July 2, 2011	Oct. 1, 2011	July 2, 2011	Oct. 1, 2011	July 2, 2011	Oct. 1, 2011	July 2, 2011
Derivatives designated as hedging instruments:
Interest rate contracts (b)	$—	$—	$12	$12	$—	$2	$—	$—
Foreign exchange contracts (b)	—	—	—	—	—	191	46	66
Commodity contracts (a)	—	—	—	—	—	—	—	—

Total derivatives designated as hedging instruments	—	—	12	12	—	193	46	66

Derivatives not designated as hedging instruments:
Foreign exchange contracts (b)	21	20	—	—	27	13	—	—
Commodity contracts (a)	1	2	—	—	7	—	—	—

Total derivatives not designated as Hedging instruments	22	22	—	—	34	13	—	—

Total derivatives	$22	$22	$12	$12	$34	$206	$46	$66

(a)	Categorized as level 1: Fair value of level 1 assets and liabilities as of Oct. 1, 2011 are $1 million and $7 million and at July 2, 2011 are $2 million and nil, respectively.
(b)	Categorized as level 2: Fair value of level 2 assets and liabilities as of Oct. 1, 2011 are $33 million and $73 million and at July 2, 2011 are $32 million and $272 million, respectively.

Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the periods ended October 1, 2011, and October 2, 2010, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter ended		Quarter ended		Quarter ended		Quarter ended
(In millions)	Oct. 1, 2011	Oct. 2, 2010	Oct. 1, 2011	Oct. 2, 2010	Oct. 1, 2011	Oct. 2, 2010	Oct. 1, 2011	Oct. 2, 2010
Cash Flow Derivatives:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$(3)	$196	$(48)	$(1)	$6	$195	$(45)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	(2)	193	(47)	3	—	196	(49)
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	(2)	(2)	1	1	(1)	(1)
Amount of gain (loss) expected to be reclassified into earnings during the next twelve months	—	—	1	2	(4)	6	(3)	8

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	175	(405)	—	—	175	(405)
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	(9)	(9)	—	—	(9)	(9)

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	3	4	—	—	—	—	3	4
Amount of Hedged Item gain (loss) recognized in earnings (e)	—	—	—	—	—	—	—	—

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	(5)	(17)	12	2	7	(15)
Amount of gain(loss) recognized in SG&A	—	—	(34)	64	(5)	2	(39)	66

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, for interest rate swaps, in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest expense for foreign exchange contract and SG&A expenses for commodity contracts.
(e)	The amount of gain (loss) recognized in earnings on the derivative contracts and the related hedged item is reported in interest for the interest rate contracts and SG&A for the foreign exchange contracts.
(f)	The gain (loss) recognized from OCI into earnings is reported in gain on sale of discontinued operations.

8.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (benefit) for the first quarter of 2012 and 2011 are as follows:

	Pension - U.S Plans		Pension - International Plans
(In millions)	First Quarter 2012	First Quarter 2011	First Quarter 2012	First Quarter 2011
Service cost	$2	$2	$7	$8
Interest cost	19	18	42	39
Expected return on plan assets	(20)	(20)	(56)	(47)
Amortization of:
Prior service cost (benefit)	—	—	1	1
Net actuarial loss	1	4	2	6

Net periodic benefit cost (benefit)	$2	$4	$(4)	$7

	Postretirement Medical and Life Insurance
(In millions)	First Quarter 2012	First Quarter 2011
Service cost	$—	$1
Interest cost	1	1
Amortization of:
Prior service cost (benefit)	(3)	(3)

Net periodic benefit cost (benefit)	$(2)	$(1)

The net periodic benefit costs of the defined benefit pension plans were lower in the first quarter of 2012 than in 2011 due to the increase in the expected return on plan assets, which results from the higher level of plan assets as of the beginning of this fiscal year due to improved asset returns during 2011; and a reduction in the amortization of net actuarial losses due to actuarial gains recognized during 2011, which reduced the amount of unrecognized actuarial losses to be amortized as of the end of 2011.

Beginning in the second quarter of 2011, the corporation has classified the North American fresh bakery business as discontinued operations and per the sale agreement, the purchaser will assume the pension and postretirement medical obligations related to those discontinued operations. As such, the total net periodic benefit costs associated with the participants in those plans has been included in discontinued operations as these costs will not be retained after these businesses are sold. In addition, the related pension and postretirement benefit plan net liabilities and/or assets have been included in assets and/or liabilities held for sale.

In 2010, the corporation classified the international household and body care businesses as discontinued operations. It has retained the majority of the pension and postretirement medical obligations related to those businesses. The corporation no longer anticipates incurring service cost for the participants in those plans after these businesses are sold and this cost component is recognized in discontinued operations, while the remainder of net periodic benefit cost is recognized in continuing operations.

During the first quarter of 2012 and 2011, the corporation contributed $115 million and $30 million, respectively, to its defined benefit pension plans. The $115 million contribution includes a €60 million contribution to the company’s Dutch pension plan related to an agreement with the Dutch unions to restructure this plan. At the present time, the corporation expects to contribute approximately $200 million of cash to its defined benefit pension plans in 2012. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2012 may differ from the current estimate.

9.	Income Taxes

The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	First Quarter
(In millions)	2012	2011
Continuing operations
Income before income taxes	$90	$98
Income tax expense	124	37
Effective tax rate	137.1%	38.0%

First quarter of 2012

In the first quarter of 2012, the corporation recognized tax expense of $124 million on pretax income from continuing operations of $90 million, or an effective tax rate of 137.1%. The tax expense and related effective tax rate on continuing operations was determined by applying a 42.7% estimated annual effective tax rate to pretax earnings and then recognizing $85 million of discrete tax items. The discrete tax items relate to the following:

•	$75 million of tax expense to establish a valuation allowance on net operating losses in France.

•

$81 million of tax expense to establish a deferred tax liability related to earnings that are no longer permanently reinvested in Spain offset by a tax benefit of $71 million primarily related to a decrease in the amount of unrecognized tax positions in Spain.

The corporation’s 2012 estimated annual effective rate increased from 34.7% in the first quarter of 2011 to 42.7% due primarily to an increase in the tax charge for the expected repatriation of a portion of 2012 earnings. The expected repatriation of a portion of 2012 earnings increases the 2012 estimated annual effective tax rate by 9%, which includes a 4% impact related to pretax charges for restructuring and other actions to be incurred by the international operations.

First quarter of 2011

In the first quarter of 2011, the corporation recognized tax expense of $37 million on pretax income from continuing operations of $98 million, or an effective tax rate of 38.0%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.7% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increased the 2011 estimated annual effective tax rate by 2%.

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

The year-to-date net decrease in the liability for unrecognized tax benefits was $69 million, resulting in an ending balance of $393 million as of October 1, 2011. There was a decrease in the gross liability for uncertain tax positions of $72 million, of which $50 million relates to prior year decreases , $1 million relates to expiration of statutes of limitation, $1 million relates to audit settlements, and $20 million relates to favorable foreign currency exchange translation. The decrease in gross liability was partially offset by an increase in the gross liability for uncertain tax positions of $3 million related to 2012 increases.

At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease between $25 million to $50 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of statutes of limitations in several jurisdictions.

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

Aris – This is a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint alleges unfair labor practices due to the termination of manufacturing operations in the Philippines by Aris Philippines, Inc. (Aris), a former subsidiary of the corporation. The complaint names the corporation as a party defendant. In 2006, the arbitrator ruled against the corporation and awarded the plaintiffs $80 million in damages and fees. This ruling was appealed by the corporation and subsequently set aside by the NLRC in December 2006. Both the complainants and the corporation have filed motions for reconsideration. The corporation continues to believe that the plaintiffs’ claims are without merit; however, it is reasonably possible that this case will be ruled against the corporation and have a material adverse impact on the corporation’s results of operations and cash flows.

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

The corporation’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $3 million in 2011 and $4 million in 2010. The corporation’s regularly scheduled contributions to MEPPs related to its discontinued North American fresh bakery operations totaled approximately $45 million in 2011 and $43 million in 2010. The corporation also recognized charges (credits) for partial withdrawal liabilities related to MEPPs, which are reported in discontinued operations, of approximately $(3) million in 2011 and $23 million in 2010. The $3 million credit in 2011 is an adjustment of an estimate made in 2010.

Hanesbrands Inc.– In September 2006, the corporation spun-off its branded apparel business into an independent publicly-traded company named Hanesbrands Inc. (“HBI”). In connection with the HBI spin-off, the corporation and HBI entered into a tax sharing agreement that governs the allocation of tax assets and liabilities between the parties. As previously disclosed, HBI initiated binding arbitration claiming that it was owed $72 million from the corporation under the tax sharing agreement. In Phase I of the bifurcated arbitration, the tribunal ruled in favor of the corporation on all issues. In addition to prevailing in the arbitration issue, Sara Lee determined that it is owed $15 million from HBI for tax refunds received by HBI related to tax periods prior to the date of the spin-off. Sara Lee has recognized the amount owed as income in the Selling, general and administrative expense line in the Condensed Consolidated Statement of Income and established a receivable for the net amount due from HBI in the Other current assets line of the Consolidated Balance Sheet as the funds were received on October 23, 2011.

Nestec/Nespresso – The corporation is involved in several legal matters relating to its manufacture and sale of L’OR EspressO capsules. In June 2010, Nestec/Nespresso (Nestle) filed a suit against Sara Lee Coffee and Tea France alleging patent infringement related to Sara Lee’s sale and distribution of espresso capsules. On January 19, 2011, Nestle filed a similar suit against Sara Lee Coffee and Tea in the Netherlands after Sara Lee began selling espresso capsules in that country. On May 11, 2011, Sara Lee Coffee and Tea Belgium served a writ of summons on Nestle seeking a declaration of non-infringement in connection with Sara Lee’s sale and distribution of espresso capsules in Belgium. All of these proceedings relate to the alleged patent infringement of European patents granted to Nestle. In the lawsuit filed in France, Nestle claims that damages could be as high as €50 million. The corporation believes that neither of the patents granted to Nestle are being infringed and further believes the patents are invalid. We are vigorously contesting Nestle’s allegations.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the first quarter of 2012 compared with the first quarter of 2011 and a discussion of the changes in financial condition and liquidity during the first quarter of 2012. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – First Quarter of 2012

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information

Business Overview

Our Business

Sara Lee is a global manufacturer and marketer of high-quality, brand name products for consumers throughout the world focused primarily in the meat, bakery, and beverage products categories. Our brands include Ball Park, Douwe Egberts, Hillshire Farm, Jimmy Dean, Senseo and Sara Lee.

In North America, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sausages, dinner sausages and deli meats as well as a variety of frozen bakery products and specialty items. These products are sold through the retail channel to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat and bakery products to foodservice customers in North America. Internationally, the company sells coffee and tea products in Europe, Brazil, Australia and Asia through the retail and foodservice channels as well as a variety of bakery and other dessert products to retail customers in Australia and New Zealand.

Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations. The results of the fresh bakery, refrigerated dough and foodservice beverage businesses in North America, the household and body care businesses and the European bakery businesses are being reported as discontinued operations. See Note 4 – “Discontinued Operations” for additional information.

Summary of Results

The business highlights include the following:

•

Reported operating income for the first quarter of 2012 was $111 million, a decrease of $46 million over the same period of the prior year. The decrease was due to a $62 million increase in charges for exit activities, business dispositions and other restructuring actions; an $18 million impairment charge in the current year and a $23 million negative impact related to mark-to-market results related to unrealized commodity derivatives. The negative impact of these charges was partially offset by an increase in operating segment income for the Coffee and Tea business segment and cost savings initiatives and lower pension expense at the corporate level.

•

Net sales for the first quarter of $1.9 billion were $216 million, or 12.5%, higher than the prior year as the favorable impact of pricing actions, a sales mix shift and the impact of changes in foreign currency exchange rates were only partially offset by the negative impact of volume declines.

•

Diluted earnings per share from continuing operations declined from income of $0.09 in 2011 to a loss of $0.06 in 2012 as a result of an $87 million increase in tax expense in the current year due to a tax charge on unremitted earnings and a tax valuation allowance adjustment, which were only partially offset by a favorable tax audit adjustment.

•

Total cash flow used in operating activities was $220 million for the first three months of 2012 as compared to a source of cash of $28 million in 2011. The year-over-year change was due in large part to the impact of business dispositions as the cash generated by discontinued operations declined from $133 million to $14 million. The year-over-year decline was also due to an $85 million increase in cash contributions to pension plans and an increase in working capital usage.

Challenges and Risks

As an international consumer products company, we face certain risks and challenges that impact our business and financial performance. The risks and challenges described below have impacted our performance and are likely to impact our future results as well.

The food businesses are highly competitive. In many product categories, we compete not only with widely advertised branded products, but also with private label products that are generally sold at lower prices. As a result, from time to time, we may need to reduce the prices for some of our products to respond to competitive pressures. In addition, the general economic weakness has negatively impacted our business. The continued economic uncertainty may also result in increased pressure to reduce the prices for some of our products, limit our ability to increase or maintain prices or lead to a continued shift toward private label products. Any reduction in prices or our inability to increase prices could negatively impact profit margins and the overall profitability of our reporting units, which could potentially trigger a goodwill impairment.

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. In addition, under some of our contracts, the prices at which we sell our products are tied to increases and decreases in commodity costs. Many of the commodities we use, including coffee, wheat, beef, pork, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings. Commodity costs, excluding mark-to-market derivative gains/losses related to commodities, increased by approximately $153 million in the first quarter, including $38 million of currency mark-to-market gains related to coffee purchases recognized by the Coffee and Tea segment. The increase in commodity costs was offset by approximately $160 million in pricing actions.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, approximately 50% of net sales and operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates increased net sales by $72 million and increased operating income by $10 million in the first quarter of 2012.

The company’s international operations also provide a significant portion of the company's cash flow from operating activities, which is expected to require the company to continue to repatriate a significant portion of cash generated outside of the U.S. The repatriation of these funds has and is expected to continue to result in a higher effective income tax rate and cash tax payments.

Non-GAAP Measures

Management measures and reports Sara Lee’s financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). In this report, Sara Lee highlights certain items that have significantly impacted the corporation’s financial results and uses several non-GAAP financial measures to help investors understand the financial impact of these significant items. The non-GAAP financial measures used by Sara Lee in this report are adjusted net sales, adjusted operating segment income, and adjusted operating income, which exclude from a financial measure computed in accordance with GAAP the impact of significant items, the impact of acquisitions and dispositions and changes in foreign currency exchange rates. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of Sara Lee’s business that, when viewed together with Sara Lee’s financial results computed in accordance with GAAP, provide a more complete understanding of factors and trends affecting Sara Lee’s historical financial performance and projected future operating results, greater transparency of underlying profit trends and greater comparability of results across periods. These non-GAAP financial measures are not intended to be a substitute for the comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

In addition, investors frequently have requested information from management regarding significant items and the impact of the contingent sale proceeds. Management believes, based on feedback it has received during earnings calls and discussions with investors, that these non-GAAP measures enhance investors’ ability to assess Sara Lee’s historical and project future financial performance. Management also uses certain of these non-GAAP financial measures, in conjunction with the GAAP financial measures, to understand, manage and evaluate our businesses, in planning for and forecasting financial results for future periods, and as one factor in determining achievement of incentive compensation. Two of the three performance measures under Sara Lee’s annual incentive plan are net sales and operating income, which are the reported amounts as adjusted for significant items and possibly other items. Operating income, as adjusted for significant items, also may be used as a component of Sara Lee’s long-term incentive plans. Many of the significant items will recur in future periods; however, the amount and frequency of each significant item varies from period to period. See Non-GAAP Measures Definitions for additional information regarding these financial measures.

Significant Items Affecting Comparability

The reported results for 2012 and 2011 reflect amounts recognized for actions associated with various restructuring actions and other significant amounts that impact comparability. More information on these costs can be found in Note 6 to the Consolidated Financial Statements, “Exit, Disposal and Other Restructuring Activities.” The nature of these items includes the following:

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

In preparation for the spin-off, Sara Lee has identified cost reduction opportunities of $180 million to $200 million, compared to 2011, achievable over fiscal 2012 and 2013. These cost reductions will result from the downsizing of corporate resources, the reduction in overhead within the North American meat businesses and the international coffee and tea businesses as well as the completion of Project Accelerate initiatives. The corporation estimates that $450 million to $475 million of net charges will be incurred in 2012 related to the above cost savings initiatives, which includes amounts related to both continuing and discontinued operations. Also included in this amount are estimated charges as a result of further anticipated actions following the sale and restructuring within North American beverage. Of the total expected charges, approximately $80 million has been incurred in the first quarter of 2012.

Other Significant Items – The reported results are also impacted by other items that affect comparability. These items include, but are not limited to, impairment charges, debt extinguishment costs, and certain discrete tax matters, which include charges related to the tax on unremitted earnings, audit settlements/reserve adjustments, valuation allowance adjustments and various other tax matters.

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Quarter ended October 1, 2011			Quarter ended October 2, 2010
In millions, except per share data	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Continuing operations:
Severance/retention charges	$(28)	$(19)	$(0.03)	$(4)	$(2)	$—
Lease & contractual obligation exit costs	(6)	(4)	(0.01)	—	—	—
Consulting, advisory & other costs	(34)	(27)	(0.05)	(2)	(2)	—
Accelerated depreciation	(6)	(4)	(0.01)	(2)	(1)	—

Total restructuring actions	(74)	(54)	(0.09)	(8)	(5)	(0.01)

Other:
Gain on HBI tax settlement	15	10	0.02	—	—	—
Impairment charges	(18)	(11)	(0.02)	—	—	—
Tax indemnification accrual adjustment	3	2	—	—	—	—
Debt extinguishment costs	—	—	—	(30)	(19)	(0.03)

Impact of significant items on income (loss) from continuing operations before significant tax matters	(74)	(53)	(0.09)	(38)	(24)	(0.04)

Significant tax matters affecting comparability:
Tax on unremitted earnings	—	(84)	(0.14)	—	—	—
Tax audit settlement/reserve adjustments	—	70	0.12	—	4	0.01
Tax valuation allowance adjustment	—	(75)	(0.13)	—	—	—

Impact of significant items on income (loss) from continuing operations	(74)	(142)	(0.24)	(38)	(20)	(0.03)

Discontinued operations:
Severance/ retention charges	(1)	(1)	—	(10)	(7)	(0.01)
Consulting, advisory & other costs	(7)	(5)	(0.01)	(3)	(2)	—
Impairment charges	(371)	(336)	(0.57)	—	—	—
Gain on sale of discontinued operations	262	92	0.16	255	89	0.14
Tax basis difference adjustment	—	118	0.20	—	2	—
Tax on unremitted earnings	—	(70)	(0.12)	—	(5)	(0.01)

Significant items impacting discontinued operations:	(117)	(202)	(0.34)	242	77	0.12

Impact of significant items on net income (loss) attributable to Sara Lee	$(191)	$(344)	$(0.58)	$204	$57	$0.08

Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(6)			$(2)
Selling, general and administrative expenses	(18)			(2)
Exit and business dispositions	(32)			(4)
Impairment charges	(18)			—
Debt extinguishment costs	—			(30)

Total	$(74)			$(38)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Consolidated Results – First Quarter of 2012 Compared with First Quarter of 2011

The following table summarizes net sales and operating income for the first quarter of 2012 and 2011 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	Oct. 1, 2011	Oct. 2, 2010	Change	Percent Change
Net sales	$1,943	$1,727	$216	12.5%

Less: Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(72)	$72
Acquisitions/dispositions	43	1	42

Adjusted net sales	$1,900	$1,798	$102	5.7%

Operating income	$111	$157	$(46)	(29.4)%

Less: Increase / (decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$(10)	$10
Restructuring actions	(68)	(6)	(62)
Accelerated depreciation	(6)	(2)	(4)
Impairment charges	(18)	—	(18)
Gain on HBI tax settlement	15	—	15
Tax indemnification accrual adjustment	3	—	3
Acquisitions/dispositions	3	—	3

Adjusted operating income	$182	$175	$7	4.1%

Net Sales

Net sales increased by $216 million or 12.5%. The strengthening of foreign currencies, particularly the European euro and Australian dollar increased reported net sales by $72 million, or 4.4%. Acquisitions net of dispositions increased net sales by $42 million. As a result, adjusted net sales increased by $102 million or 5.7% due to the impact of pricing actions and a favorable shift in sales mix partially offset by the negative impact of a 4.9% decline in unit volumes.

The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Quarter 2012

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	(4.7)%		1.4%		9.3%		(0.3)%		2.4%		4.4%		12.5%

Operating Income

Operating income decreased by $46 million, or 29.4%. The year-over-year net impact of the changes in foreign currency exchange rates, restructuring charges, and the other factors identified in the preceding table decreased operating income by $53 million. Adjusted operating income increased $7 million or 4.1% due in part to the increase in adjusted operating segment income, primarily in the Coffee & Tea business segment partially offset by the unfavorable impact of a $23 million decline in unrealized commodity mark-to-market derivative income versus the prior year. General corporate expenses, as reported, increased due to a $47 million increase in restructuring and spin-off related charges and an $18 million impairment charge partially offset by $18 million in gains related to the HBI tax settlement and a tax indemnification accrual adjustment. The remaining decrease in general corporate expenses was due to headcount reductions and other cost savings initiatives. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the first quarter of 2012 increased $46 million over the prior year due to an improved sales mix, savings from continuous improvement programs, and pricing actions, net of higher commodity costs, excluding mark-to-market derivative gains/losses. These improvements were partially offset by lower unit volumes and a year-over-year increase in mark-to-market losses related to unrealized commodity derivatives. The gross margin percent decreased from 33.0% in the first quarter of 2011 to 31.7% in the first quarter of 2012 primarily due to the impact of higher commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	Oct. 1, 2011	Oct. 2, 2010	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$90	$70	$20	27.1%
Other	334	312	22	7.3

Total business segments	424	382	42	10.9

General corporate expenses	26	27	(1)	(4.0)
Mark-to-market derivative (gains) / losses	2	(3)	5	NM
Amortization of identifiable intangibles	3	3	—	11.5

Total SG&A Expenses	$455	$409	$46	11.0%

Selling, general and administrative (SG&A) expenses increased by $46 million, or 11.0%. Measured as a percent of sales, SG&A expenses decreased from 23.7% in 2011 to 23.4% in 2012. Changes in foreign currency exchange rates increased SG&A costs by $18 million, or 4.5%. The remaining increase in SG&A expenses is $28 million, or 6.5%. SG&A expenses in the business segments increased by $42 million, or 10.9%, due to a $20 million increase in MAP spending. General corporate expenses decreased $1 million versus the prior year as a result of headcount reductions and lower employee benefit costs partially offset by an increase in charges related to restructuring actions and spin-off related costs. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives increased SG&A expenses by $5 million due to losses for derivative energy contracts.

Exit Activities and Other Significant Items

The reported results for the first quarter of 2012 and 2011 reflect amounts recognized for actions associated with the corporation’s ongoing business improvement and cost reduction program and other exit and disposal actions. The charges related to exit activities, asset and business dispositions were $32 million in the first quarter of 2012 versus $4 million in the first quarter of 2011. As discussed in Note 6 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges in 2012 and 2011 primarily relate to the planned termination of employees related to both European and North American operations as part of initiatives related to the spin-off and the elimination of stranded overhead.

Impairment Charges

An impairment charge of $18 million was recognized in the first quarter of 2012 related to the writedown of capitalized computer software that was determined to have no future use by the company.

Net Interest Expense

Net interest expense in the first quarter of 2012 was $21 million, which was $8 million lower than the first quarter of the prior year due to a $4 million decrease in interest expense and a $4 million increase in interest income. The decline in net interest expense was due to the refinancing of approximately $800 million of debt at lower interest rates near the end of the first quarter of 2011. The increase in interest income was due to investment returns on the proceeds received from business dispositions.

Debt Extinguishment Costs

On September 7, 2010, the corporation completed a tender offer for its 6  1/4 % Notes due September 15, 2011, of which $653.3 million was tendered, and recognized a $30 million charge associated with the early extinguishment of this debt in the first quarter of 2011.

Income Tax Expense

Note 9 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	First Quarter
(In millions)	2012	2011
Continuing operations
Income before income taxes	$90	$98
Income tax expense	124	37
Effective tax rate	137.1%	38.0%

In the first quarter of 2012, the corporation recognized tax expense of $124 million on pretax income from continuing operations of $90 million, or an effective tax rate of 137.1%. The tax expense and related effective tax rate on continuing operations was determined by applying a 42.7% estimated annual effective tax rate to pretax earnings and then recognizing $85 million of discrete tax items. The discrete tax items relate to the following:

•	$75 million of tax expense to establish a valuation allowance on net operating losses in France.

•

$81 million of tax expense to establish a deferred tax liability related to earnings that are no longer permanently reinvested in Spain offset by a tax benefit of $71 million primarily related to a decrease in the amount of unrecognized tax positions in Spain.

The corporation’s 2012 estimated annual effective rate increased from 34.7% in the first quarter of 2011 to 42.7% due primarily to an increase in the tax charge for the expected repatriation of a portion of 2012 earnings. The expected repatriation of a portion of 2012 earnings increases the 2012 estimated annual effective tax rate by 9%, which includes a 4% impact related to pretax charges for restructuring and other actions to be incurred by the international operations.

In the first quarter of 2011, the corporation recognized tax expense of $37 million on pretax income from continuing operations of $98 million, or an effective tax rate of 38.0%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.7% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increased the 2011 estimated annual effective tax rate by 2%.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Loss from continuing operations in the first quarter of 2012 was $34 million as compared to income of $61 million in the prior year. The $95 million decline in earnings was due to an $87 million increase in income tax expenses related to the tax on unremitted earnings and a tax valuation allowance adjustment partially offset by a tax audit settlement.

The net income (loss) from continuing operations attributable to Sara Lee, which excludes the results of noncontrolling interests, was a loss of $34 million for the first quarter of 2012 and income of $61 million in the first quarter of 2011.

Diluted EPS from continuing operations was a loss of $0.06 in the first quarter of 2012 as compared to income of $0.09 in the first quarter of 2011. Diluted EPS were impacted by lower average shares outstanding during the first quarter of 2012, as the average shares outstanding declined from 655 million to 591 million. The lower average shares outstanding are due to the corporation’s share repurchase program.

Discontinued Operations

Income (loss) from discontinued operations – The discontinued operations reported an after tax loss of $273 million in 2012 as compared to income of $44 million in 2011. The loss in 2012 was the result of an impairment charge related to the European bakery businesses of $336 million after tax. The year-over-year decline in results for the household and body care businesses is the result of the disposition of a majority of these businesses as noted below. North American Fresh bakery reported a significant increase in net income as a result of a significant tax benefit related to tax basis differences.

The results of discontinued operations reported in the first quarter of 2012 and 2011 represent a full three months of results for the fresh bakery, refrigerated dough and foodservice beverage businesses in North America and the European bakery operations. The results reported for the remaining businesses in discontinued operations include less than a full three months of results due to timing of the dispositions of these businesses.

Gain on sale of discontinued operations – In the first quarter of 2012, the corporation completed the disposition of its North American refrigerated dough business as well as its non-European insecticides businesses and a portion of the Asian shoe care business and recognized a total pretax gain of $262 million and an after tax gain of $92 million. The tax provision on the refrigerated dough disposition was negatively impacted by a book/tax basis difference related to $254 million of goodwill that is not deductible. In the first quarter of 2011, the corporation completed the disposition of its air care business and recognized a pretax gain of $255 million and an after tax gain of $89 million on the disposition. Further details regarding these transactions are included in Note 4 to the Consolidated Financial Statements, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the first quarter of 2012, the corporation reported a net loss of $215 million versus net income of $194 million in the comparable period of the prior year. The decrease in net income was due to the $95 million decrease in income related to continuing operations due to the higher tax provision and a $314 million decrease in net income from discontinued operations. The decrease in net income from discontinued operations was due to a $336 million after tax impairment charge in the current year. The net income (loss) attributable to Sara Lee was a loss of $217 million in the first quarter of 2012 compared to income of $192 million in the first quarter of 2011.

Diluted EPS decreased from $0.29 per share of income in the first quarter of 2011 to a loss of $0.37 per share in the first quarter of 2012. Diluted EPS were impacted by lower average shares outstanding during the first quarter of 2012. The lower average shares are due to the corporation’s share repurchase program.

Operating Results by Business Segment

Net sales and income before income taxes by business segment for 2012 and 2011 are as follows:

	Quarter Ended
	Net Sales		Income Before Income Taxes
(In millions)	Oct. 1, 2011	Oct. 2, 2010	Oct. 1, 2011	Oct. 2, 2010
North American Retail	$684	$695	$42	$60
North American Foodservice and Specialty Meats	307	274	27	23
Coffee & Tea	922	728	114	90
Australian Bakery	38	36	2	2

Total business segments	1,951	1,733	185	175
Intersegment sales	(8)	(6)	—	—

Total net sales and operating segment income	1,943	1,727	185	175
General corporate expense	—	—	(60)	(27)
Mark-to-market derivative gains/(losses)	—	—	(11)	12
Amortization of intangibles	—	—	(3)	(3)

Total net sales and operating income	1,943	1,727	111	157
Net interest expense	—	—	(21)	(29)
Debt extinguishment costs	—	—	—	(30)

Net sales and income before income taxes	$1,943	$1,727	$90	$98

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

First Quarter 2012

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	(7.3)%		0.0%		6.3%		(0.6)%		0.0%		0.0%		(1.6)%
North American Foodservice & Specialty Meats	(2.5)		(0.5)		5.4		(0.4)		9.9		0.1		12.0
Coffee & Tea	(3.1)		3.8		13.7		(0.1)		1.9		10.4		26.6
Australian Bakery	(12.6)		(1.6)		5.0		0.1		0.0		14.5		5.4

Total Continuing Business	(4.7)%		1.4%		9.3%		(0.3)%		2.4%		4.4%		12.5%

The following tables summarize the net sales and operating segment income for each of the business segments for 2012 and 2011 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter Ended
(In millions)	October 1, 2011	October 2, 2010	Change	Percent Change
Net sales	$684	$695	$(11)	(1.6)%

Adjusted net sales	$684	$695	$(11)	(1.6)%

Operating segment income	$42	$60	$(18)	(30.4)%

Less: Increase / (Decrease) in operating segment income from
Restructuring actions	$(8)	$(1)	$(7)
Accelerated depreciation	(6)	—	(6)

Adjusted operating segment income	$56	$61	$(5)	(8.5)%

Gross margin percentage	28.3%	30.0%		(1.7)%

First Quarter –

Net sales and adjusted net sales decreased by $11 million, or 1.6%, as a result of lower unit volumes, partially offset by pricing actions. Unit volumes declined 7.3% due to lower volumes for hot dogs, breakfast sandwiches, deli meats, smoked sausages and frozen bakery products which more than offset volume increases for corn dogs and breakfast sausages. Pricing actions, net of trade promotions, increased net sales by 6.3%.

Operating segment income decreased by $18 million, or 30.4%, while adjusted operating segment income decreased by $5 million, or 8.5%. The decrease in operating segment income was due to the impact of lower unit volumes and higher MAP spending and start up costs partially offset by pricing actions, net of commodity costs, lower SG&A costs and savings from continuous improvement programs.

North American Foodservice and Specialty Meats

	Quarter Ended
(In millions)	October 1, 2011	October 2, 2010	Change	Percent Change
Net sales	$307	$274	$33	12.0%

Less: Increase / (Decrease) in net sales from Acquisitions	27	—	27

Adjusted net sales	$280	$274	$6	2.0%

Operating segment income	$27	$23	$4	16.2%

Less: Increase / (Decrease) in operating segment income from Restructuring actions	$(1)	$—	$(1)
Accelerated depreciation	—	(2)	2
Acquisition	1	—	1

Adjusted operating segment income	$27	$25	$2	6.8%

Gross margin percentage	26.8%	26.7%		0.1%

First quarter–

Net sales increased by $33 million, or 12.0%, while adjusted net sales increased by 2.0%. The increase in adjusted net sales was due to the impact of price increases in response to an increase in commodity costs partially offset by unit volume declines. The pricing actions increased sales by 5.4%. Overall, net unit volumes declined 2.5% due in large part to lower bakery volumes which were the result of demand softness caused by the continued weak economic conditions.

Operating segment income increased by $4 million, or 16.2%. Adjusted operating segment income increased by $2 million, or 6.8%, as the unfavorable impact of higher commodity costs, net of pricing actions, lower unit volumes and higher MAP spending were offset by continuous improvement savings and lower SG&A costs.

Coffee & Tea

	Quarter Ended
(In millions)	October 1, 2011	October 2, 2010	Change	Percent Change
Net sales	$922	$728	$194	26.6%

Less: Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(66)	$66
Acquisitions/dispositions	16	1	15

Adjusted net sales	$906	$793	$113	14.3%

Operating segment income	$114	$90	$24	26.3%

Less: Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(9)	$9
Restructuring actions	(9)	(2)	(7)
Acquisition	2	—	2

Adjusted operating segment income	$121	$101	$20	19.5%

Gross margin percentage	36.7%	36.9%		(0.2)%

First quarter –

Net sales increased by $194 million, or 26.6%. The impact of foreign currency changes, particularly in the European euro, increased reported net sales by $66 million, while acquisitions net of dispositions increased net sales by $15 million. Adjusted net sales increased by $113 million, or 14.3%. The increase was due to pricing actions, which included increased trade promotion activity, a favorable shift in sales mix, and higher green coffee export sales partially offset by lower unit volumes. Pricing actions increased net sales by 13.7%. Unit volumes decreased 3.1% due to volume declines in the retail and foodservice channels. Retail volumes in Europe decreased as a result of volume declines in traditional roast and ground due in part to competitive pressures from private label and hard discounters as well as weak economic conditions throughout Europe, which was partially offset by increases in single serve coffee volumes in France. Retail unit volume declined slightly in Brazil as well. Unit volumes in the foodservice channel decreased due to declines in Australia as unit volumes in Europe were virtually unchanged.

Operating segment income increased by $24 million, or 26.3%. Adjusted operating segment income increased by $20 million, or 19.5% due to the impact of a favorable shift in sales mix and pricing actions partially offset by higher commodity costs, which are net of foreign currency hedging gains of $38 million related to raw material purchases, lower unit volumes and higher MAP spending.

Australian Bakery

	Quarter Ended
(In millions)	October 1, 2011	October 2, 2010	Change	Percent Change
Net sales	$38	$36	$2	5.4%

Less: Increase / (Decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(6)	$6

Adjusted net sales	$38	$42	$(4)	(9.1)%

Operating segment income	$2	$2	$—	8.0%

Less: Increase / (Decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$—	$—

Adjusted operating segment income	$2	$2	$—	(10.1)%

Gross margin percentage	29.2%	29.0%		0.2%

First quarter –

Net sales increased by $2 million, or 5.4%. The impact of foreign currency changes, particularly in the Australian dollar, increased reported net sales by $6 million. Adjusted net sales decreased $4 million, or 9.1% due to lower unit volumes partially offset by the positive impact of price increases, which increased net sales by 5.0%. Net unit volumes decreased 12.6%.

Operating segment income increased by less than $1 million, or 8.0%. The net change in foreign currency exchange rates increased operating segment income by less than $1 million. Adjusted operating segment income decreased by less than $1 million, or 10.1% as the negative impact of lower unit volumes and higher commodity costs were offset by pricing actions.

Financial Condition

The Consolidated Statements of Cash Flows include amounts related to discontinued operations. The discontinued operations had a significant impact on the cash flows from operating activities for the first three months of 2012 and 2011. See Note 4 – “Discontinued Operations” for additional information regarding cash flows related to discontinued operations.

Cash from (used in) Operating Activities

The cash from operating activities generated by continuing and discontinued operations in the first quarter of 2012 and 2011 is summarized in the following table.

	Quarter ended
(In millions)	Oct. 1, 2011	Oct. 2, 2010
Cash from Operating Activities:
Continuing Operations	$(234)	$(105)
Discontinued Operations	14	133

Total	$(220)	$28

The decrease in cash from operating activities of $248 million over the prior year was due in large part to the impact of business dispositions as the cash generated by discontinued operations declined $119 million. The year-over-year decline was also due to an $85 million increase in cash contributions to pension plans and increased usage associated with working capital. The change in working capital, excluding accrued taxes, was a use of $259 million in 2012 as compared to a use of $207 million in 2011. The increased usage was due to increases in inventory, due in part to higher commodity costs, an increase in accounts receivable and a $41 million increase in cash paid for restructuring actions. The increased usage was partially offset by a $12 million decline in cash paid for income taxes.

Cash from (used in) Investing Activities

The cash used in investing activities was $53 million in the first quarter of 2012, as compared to $315 million of cash generated by investing activities in 2011. The decrease in cash generated by investing activities was due to the receipt of $355 million of cash proceeds related to the disposition of a business in 2011 whereas in 2012 there was a $16 million use of cash related to business dispositions. The cash received from derivative transactions in 2012 was $18 million as compared to $26 million in the prior year. The year-over-year change was due primarily to a decrease in cash received on the settlement of foreign exchange derivative contracts. Capital expenditures for the purchases of property, equipment, software and other intangibles decreased by $17 million in 2012 due in part to a reduction in expenditures related to the new Kansas City meat plant which was completed in 2011.

Cash from (used in) Financing Activities

Net cash received from financing activities was $6 million in the first quarter of 2012, as compared to a use of cash of $285 million in the first quarter of 2011. The year-over-year change was due to a $373 million reduction in cash expended for share repurchases partially offset by a $105 million decrease in net borrowings, net of repayments of debt and related derivatives. The company has indicated that it has no plans for any additional share repurchases after the amounts repurchased in 2011. In the first quarter of 2012, the corporation had net borrowings of $55 million of short-term and long-term debt, which included the payment of $156 million for derivatives related to debt. The company had net borrowings of $160 million during the first quarter of the prior year due to the issuance of $800 million of new debt, the proceeds of which were used to fund a portion of the redemption of the company’s 6  1/4% Notes. See Note 5 to the Consolidated Financial Statements, “Debt Issuances,” for further details regarding these refinancing actions. In 2012, there was $10 million of cash paid to acquire a noncontrolling interest portion of a business prior to the disposition of the entire business. The cash dividends paid decreased by $5 million in 2012 due to fewer shares outstanding as a result of the share repurchases in the prior year.

Liquidity

Notes Payable/Cash and Equivalents

The balance of notes payable at October 1, 2011 of $439 million was $201 million higher than the amount reported at July 2, 2011. The corporation had cash and cash equivalents on the balance sheet at October 1, 2011 of $1.7 billion, which was $381 million lower than the balance at July 2, 2011. A combination of short term borrowings and cash were used to fund the repayment of approximately $160 million of debt and related derivatives and to fund higher working capital levels and contributions to pension plans. In addition, changes in foreign currency rates reduced cash by $114 million during the quarter.

Anticipated Business Dispositions/Use of Proceeds

In January 2011, the corporation announced that its board of directors has agreed in principle to divide the company into two separate, publicly traded companies which is expected to be completed in the first half of calendar 2012. Under the current plan, the International coffee and tea business will be spun-off, tax-free, into a new public company (spin-off). The other company will primarily consist of Sara Lee’s current North American retail, foodservice and specialty meats businesses. The separation plan is subject to final approval by the board of directors, other customary approvals and the receipt of an IRS tax ruling.

In conjunction with this planned separation, the board of directors intends to declare a $3.00 per share dividend on the corporation’s common stock, a significant portion of which will be funded from the proceeds from the sale of the North American Fresh Bakery business. This special dividend is expected to be declared and paid in the first half of calendar 2012 before the completion of the spin-off.

Credit Facility and Credit Ratings

The corporation has a $1.2 billion revolving credit facility that is set to expire on the earlier of June 4, 2013 or the date on which the spin-off of the coffee and tea business is consummated. The credit facility has a facility fee of 0.175% and a participation fee of 1.075% of any outstanding letters of credit under the facility. A supplemental commitment fee of 0.05% becomes effective on each of June 30, September 30, and December 31 of 2012 if the facility is still in place on those dates. At October 1, 2011, the corporation did not have any borrowings outstanding under this facility but it did have approximately $160 million of letters of credit outstanding under this credit facility. The facility does not mature or terminate upon a credit rating downgrade.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of October 2, 2010, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Negative
FitchRatings	BBB	F-2	Stable

In January 2011, Moody’s Investor Services placed the company’s long-term rating under review for possible downgrade, likely limited to one notch. It also affirmed the company’s P-2 rating on short-term borrowings. In September 2011, Fitch Ratings placed the company’s ratings on Rating Watch Evolving, which reflects that significant uncertainty exists as Sara Lee nears its targeted completion for the spin-off of the coffee and tea business. Rating Watch Evolving indicates that the ratings may be upgraded, downgraded or affirmed.

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

Debt

The corporation’s total long-term debt decreased $30 million in the first quarter of 2012, from $2.408 billion at July 2, 2011, to $2.378 billion at October 1, 2011, primarily as a result of changes in foreign currency exchange rates. The corporation’s total long-term debt is due to be repaid as follows: $443 million in the remainder of 2012; $520 million in 2013; $20 million in 2014; $79 million in 2015; $404 million in 2016; $2 million in 2017 and $910 million thereafter. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

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

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 78.4% fixed-rate debt as of October 1, 2011, as compared with 68.3% as of July 2, 2011. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Covenants

The corporation’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the corporation is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income attributable to Sara Lee plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended October 1, 2011, the corporation’s interest coverage ratio was 7.8 to 1.0.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations for continuing operations are scheduled to be paid as follows: $37 million in the remainder of 2012; $41 million in 2013; $31 million in 2014; $24 million in 2015; $17 million in 2016; $14 million in 2017 and $54 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $11 million in the remainder of 2012; $11 million in 2013; $9 million in 2014; $8 million in 2015; $2 million in 2016; $1 million in 2017 and $27 million, thereafter.

The corporation has various funding obligations and certain contingent guaranty obligations that are outlined below.

Pension Plans

The funded status of the corporation’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. For continuing operations, the U.S. plans were underfunded by $121 million and the international plans were overfunded by $159 million as of the end of 2011. Further information on the corporation’s pension plans is contained in Note 8 to these Consolidated Financial Statements. The corporation anticipates recognizing income of $8 million in continuing operations in 2012 for its defined benefit pension plans.

The corporation contributed $115 million in the first quarter of 2012 to these defined benefit pension plans, which includes a €60 million contribution to the company’s Dutch pension plan related to an agreement with the unions to restructure this plan. The corporation anticipates that approximately $200 million of cash contributions will be made for the entire fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2012 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 - Defined Benefit Pension Plans to the Consolidated Financial Statements, that are included in the corporation's 2011 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The corporation’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $3 million in 2011 and $4 million in 2010. The corporation’s regularly scheduled contributions to MEPPs related to its discontinued North American fresh bakery operations totaled approximately $45 million in 2011 and $43 million in 2010. The corporation also recognized charges (credits) for partial withdrawal liabilities related to MEPPs, which are reported in discontinued operations, of approximately $(3) million in 2011 and $23 million in 2010. The $3 million credit in 2011 is an adjustment of an estimate made in 2010.

Repatriation of Foreign Earnings and Income Taxes

The corporation anticipates that it will continue to repatriate a portion of its foreign subsidiaries earnings. The tax expense associated with any return of foreign earnings will be recognized as such earnings are realized. However, the corporation pays the tax liability upon completing the repatriation action. The repatriation of foreign sourced earnings is not the only source of liquidity for the corporation. In addition to cash flow derived from operations, the corporation has access to the commercial paper market, a $1.2 billion revolving credit facility, and access to public and private debt markets as means to generate liquidity sufficient to meet its U.S. cash flow needs.

The corporation currently estimates that the continuing operation’s tax expense for the repatriation of a portion of 2012 and prior year foreign earnings to the U.S. will be approximately $40 million, with the majority of these taxes expected to be paid during 2012. In addition, the corporation has recognized $8 million of tax expense in the first quarter of 2012 related to the repatriation of the gain on the sale of the insecticides business. It is anticipated that the majority of the cash taxes related to this repatriation action will be paid during 2012.

Restructuring Actions Liabilities

The corporation has recognized amounts for various restructuring charges. At October 1, 2011, the corporation had recognized cumulative liabilities of approximately $170 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

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

The Spanish tax authorities have challenged tax positions taken by the corporation’s Spanish subsidiaries and have required the corporation to provide bank guarantees as collateral for these matters. The corporation has obtained a bank guarantee of €64 million as security for the challenges related to 2003 to 2005. See Note 18 Income Taxes in the corporation’s 2011 Annual Report for more information.

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

As outlined in the corporation’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the corporation’s control systems use analytical techniques including market value, sensitivity analysis and value at risk estimations. The value at risk estimations shown in the table below, which includes risks for the entire corporation, are intended to measure the maximum amount the corporation could lose from adverse market movements in interest rates and foreign exchange rates for a one-day period at a 95% confidence level.

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

First quarter 2012
Interest rates	$30	$30	1 day	95%
Foreign exchange	24	24	1 day	95

Year End 2011
Interest rates	$21	$24	1 day	95%
Foreign exchange	15	18	1 day	95

Interest rate value at risk increased over 2011 due to an increase in long term (greater than 10 years) rate volatilities. Increases in foreign exchange value at risk amounts in 2012 were primarily due to increases in the volatilities of both the euro and Brazilian real.

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the first quarter of 2012 and the end of 2011, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $17 million and $22 million, respectively.

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

Significant Accounting Policies and Critical Estimates

The corporation’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2011 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the corporation are described in the Financial Review in the corporation’s 2011 Annual Report on Form 10-K.

Issued but not yet Effective Accounting Standards

A summary of new accounting pronouncements issued, but not yet effective, which are relevant to the operations of the corporation are summarized below.

Multiemployer Pension Plans (MEPPs) – In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update which expands the disclosure requirements regarding MEPPs. The new disclosures will require more information about an employer’s financial obligation to a MEPP including, among other things: i) the amount of an employer’s contribution made to each significant plan or to all plans in the aggregate; ii) an indication if the employer’s contribution represents more than 5% of total MEPP contributions; iii) an estimate of the funded status of the MEPP; and iv) an indication if any MEPPs are subject to a funding improvement plan. The new disclosures will be required for the first time for the corporation at the end of 2012 but can be adopted early, if elected. This new standard will not have an impact on our consolidated results or operations, financial position or cash flows.

Goodwill Impairment Test - In September 2011, the FASB amended its standards related to goodwill impairment testing with the objective being to simplify the annual goodwill impairment process by allowing entities to use qualitative factors first before performing the traditional two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The new standard would be effective for the corporation’s goodwill impairment test in 2013 but we are permitted to adopt early. However, the corporation has not yet determined if this standard will be adopted early. Because the measurement of a potential impairment has not changed, the standard will not have an impact on our consolidated results of operations, financial position or cash flows.

Comprehensive Income - The FASB amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment is retroactively effective for the corporation beginning in the first quarter of fiscal 2013. This standard will not have an impact on our consolidated results of operations, financial position or cash flows.

Fair Value Measurement and Disclosure – In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. generally accepted accounting principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe certain of the US GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments are to be applied prospectively and will be effective beginning with the second quarter of 2012 for the corporation. Early application is not permitted. We do not expect adoption of these amendments to have a significant impact on our consolidated results of operations, financial position or cash flows.

Forward-Looking Information

This document contains certain forward-looking statements, including the anticipated costs and benefits of restructuring, transformation and Project Accelerate actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments, projected capital expenditures, cash tax payments, pension settlement amounts and effective tax rates. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•

Sara Lee’s proposed spin-off plans and the special dividend announced on Jan. 28, 2011, such as (i) unanticipated developments that delay or negatively impact the proposed spin-off and capital plans; (ii) Sara Lee’s ability to obtain an IRS tax ruling and any other customary approvals; (iii) Sara Lee’s ability to generate the anticipated efficiencies and savings from the spin-off including a lower effective tax rate for the spin-off company; (iv) the impact of the spin-off on Sara Lee’s relationships with its employees, major customers and vendors and on Sara Lee’s credit ratings and cost of funds; (v) changes in market conditions; (vi) future opportunities that the Board may determine present greater potential value to shareholders than the spin-off and special dividend; (vii) the inability to complete the sale of Sara Lee’s North American Fresh Bakery business, a condition to the payment of the special dividend; (viii) disruption to Sara Lee’s business operations as a result of the spin-off; (ix) future operating or capital needs that require a more significant outlay of cash than currently anticipated; and (x) the ability of the businesses to operate independently following the completion of the spin-off;

•

Sara Lee’s relationship with its customers, such as (i) a significant change in Sara Lee’s business with any of its major customers, such as Walmart, its largest customer; and (ii) credit and other business risks associated with customers operating in a highly competitive retail environment;

•

The consumer marketplace, such as (i) intense competition, including advertising, promotional and price competition; (ii) changes in consumer behavior due to economic conditions, such as a shift in consumer demand toward private label; (iii) fluctuations in raw material costs, Sara Lee’s ability to increase or maintain product prices in response to cost fluctuations and the impact on Sara Lee’s profitability; (iv) the impact of various food safety issues and regulations on sales and profitability of Sara Lee products; and (v) inherent risks in the marketplace associated with product innovations, including uncertainties about trade and consumer acceptance;

•

Sara Lee’s international operations, such as (i) impacts on reported earnings from fluctuations in foreign currency exchange rates, particularly the euro; (ii) Sara Lee’s generation of a high percentage of its revenues from businesses outside the United States and costs to remit these foreign earnings into the U.S. to fund Sara Lee’s domestic operations, dividends, debt service and corporate costs; (iii) difficulties and costs associated with complying with U.S. laws and regulations, such as Foreign Corrupt Practices Act, applicable to global corporations, and different regulatory structures and unexpected changes in regulatory environments overseas; and (iv) Sara Lee’s ability to continue to source production and conduct operations in various countries due to changing business conditions, political environments, import quotas and the financial condition of suppliers;

•

Previous business decisions, such as (i) Sara Lee’s ability to generate margin improvement through cost reduction and efficiency initiatives; (ii) Sara Lee’s credit ratings, the impact of Sara Lee’s capital plans on such credit ratings and the impact these ratings and changes in these ratings may have on Sara Lee’s cost to borrow funds and access to capital/debt markets; (iii) the settlement of a number of ongoing reviews of Sara Lee’s income tax filing positions in various jurisdictions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Sara Lee transacts business; and (iv) changes in the expense for and contingent liabilities relating to multi-employer pension plans in which Sara Lee participates.

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

PART II

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the first quarter of 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 3, 2011 to August 6, 2011	—	—	—	13,459,121	$1.2 billion
August 7, 2011 to September 3, 2011	—	—	—	13,459,121	$1.2 billion
September 4, 2011 to October 1, 2011	—	—	—	13,459,121	$1.2 billion
Total	—	—	—	13,459,121	$1.2 billion

(1)	Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of October 2, 2010, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 its Board of Directors had increased this repurchase program by $2.0 billion (for a total authorization of $3.0 billion). As of October 1, 2011, $1.8 billion of shares have been repurchased under this program. There is no expiration date for either program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Settlement Agreement dated August 30, 2011 among Sara Lee International B.V, Sara Lee Corporation and Frank van Oers

10.2	Separation Agreement dated September 20, 2011 between Sara Lee Corporation and Christopher J. (CJ) Fraleigh

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Sara Lee Corporation Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Common Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ John P. Zyck
John P. Zyck
Corporate Controller

DATE: November 8, 2011