Form 10-Q
period 2011-12-31
Sara Lee Corp
filed 2012-02-07
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

On December 31, 2011, the Registrant had 591,592,387 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at December 31, 2011 and July 2, 2011

(Unaudited)

In millions	December 31, 2011	July 2, 2011
Assets
Cash and equivalents	$2,751	$2,066
Trade accounts receivable, less allowances	760	828
Inventories
Finished goods	428	423
Work in process	31	36
Materials and supplies	458	425

	917	884
Current deferred income taxes	26	42
Other current assets	349	261
Receivable for proceeds on disposition	376	—
Assets held for sale	78	503

Total current assets	5,257	4,584

Property, net of accumulated depreciation of $2,036 and $2,057, respectively	1,291	1,380
Trademarks and other identifiable intangibles, net	247	282
Goodwill	592	624
Deferred income taxes	145	260
Pension asset	354	265
Other noncurrent assets	223	236
Noncurrent assets held for sale	77	1,902

	$8,186	$9,533

Liabilities and Equity
Notes payable	$122	$238
Accounts payable	728	875
Income taxes payable and current deferred taxes	594	468
Other accrued liabilities	1,176	1,576
Current maturities of long-term debt	390	473
Liabilities held for sale	70	492

Total current liabilities	3,080	4,122

Long-term debt	1,935	1,935
Pension obligation	240	216
Deferred income taxes	212	179
Other liabilities	712	823
Noncurrent liabilities held for sale	3	284
Contingencies and commitments (Note 12)
Equity
Sara Lee common stockholders’ equity	2,004	1,945
Noncontrolling interest	—	29

Total Equity	2,004	1,974

	$8,186	$9,533

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarter and Six Months ended December 31, 2011 and January 1, 2011

(Unaudited)

	Quarter ended		Six Months ended
In millions, except per share data	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Continuing Operations
Net sales	$2,081	$1,958	$4,024	$3,685

Cost of sales	1,385	1,281	2,712	2,438
Selling, general and administrative expenses	497	463	952	872
Net charges for exit activities, asset and business dispositions	84	39	116	43
Impairment charges	14	—	32	—

Operating income	101	175	212	332
Interest expense	29	28	59	62
Interest income	(11)	(7)	(20)	(12)
Debt extinguishment costs	—	25	—	55

Income from continuing operations before income taxes	83	129	173	227
Income tax expense	50	41	174	78

Income (loss) from continuing operations	33	88	(1)	149

Discontinued operations
Income (loss) from discontinued operations net of tax expense (benefit) of $(70), $(199), $(132) and $(174)	65	255	(208)	299
Gain on sale of discontinued operations, net of tax expense of $169, $396, $339 and $562	371	490	463	579

Net income from discontinued operations	436	745	255	878

Net income	469	833	254	1,027
Less: Income from noncontrolling interests, net of tax
Discontinued operations	1	2	3	4

Net income attributable to Sara Lee	$468	$831	$251	$1,023

Amounts attributable to Sara Lee:
Net income (loss) from continuing operations	$33	$88	$(1)	$149
Net income from discontinued operations	435	743	252	874

Net income attributable to Sara Lee	$468	$831	$251	$1,023

Earnings per share of common stock
Basic
Income (loss) from continuing operations	$0.06	$0.14	$—	$0.23

Net income	$0.79	$1.30	$0.42	$1.58

Average shares outstanding	592	638	592	646

Diluted
Income (loss) from continuing operations	$0.05	$0.14	$—	$0.23

Net income	$0.79	$1.30	$0.42	$1.58

Average shares outstanding	595	642	592	649

Cash dividends declared per share of common stock	$0.115	$0.115	$0.115	$0.115

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the period July 3, 2010 to December 31, 2011

(Unaudited)

		Sara Lee Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at July 3, 2010	$1,515	$7	$17	$2,472	$(97)	$(912)	$28

Net income	1,296	—	—	1,287	—	—	9
Translation adjustments, net of tax	332	—	—	—	—	332	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	7	—	—	—	—	7	—
Pension/Postretirement activity, net of tax	317	—	—	—	—	317	—

Comprehensive income	1,952						9

Dividends on common stock	(278)	—	—	(278)	—	—	—
Dividends paid on noncontrolling interest/Other	(5)	—	—	—	—	—	(5)
Disposition of noncontrolling interest	(3)	—	—	—	—	—	(3)
Stock issuances—
Restricted stock	28	—	19	9	—	—	—
Stock option and benefit plans	58	—	58	—	—	—	—
Share repurchases and retirement	(1,313)	(1)	(55)	(1,257)	—	—	—
ESOP tax benefit, redemptions and other	20	—	—	—	20	—	—

Balances at July 2, 2011	1,974	6	39	2,233	(77)	(256)	29

Net income	254	—	—	251	—	—	3
Translation adjustments, net of tax	(128)	—	—	—	—	(128)	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(10)	—	—	—	—	(10)	—
Pension/Postretirement activity, net of tax	(2)	—	—	—	—	(2)	—

Comprehensive income	114						3

Dividends on common stock	(69)	—	—	(69)	—	—	—
Dividends paid on noncontrolling interest	(2)	—	—	—	—	—	(2)
Disposition of noncontrolling interest	(29)	—	—	—	—	—	(29)
Repurchase of noncontrolling interest	(10)	—	(9)	—	—	—	(1)
Stock issuances—
Restricted stock	(15)	—	(8)	(7)	—	—	—
Stock option and benefit plans	39	—	39	—	—	—	—
ESOP tax benefit, redemptions and other	2	—	(3)	—	5	—	—

Balances at December 31, 2011	$2,004	$6	$58	$2,408	$(72)	$(396)	$—

Total comprehensive income was $1.206 billion in the first six months of 2011, of which $1.202 billion was attributable to Sara Lee.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months ended December 31, 2011 and January 1, 2011

(Unaudited)

	Six Months ended
In millions	December 31, 2011	January 1, 2011
OPERATING ACTIVITIES—
Net income	$254	$1,027
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	122	155
Amortization	20	42
Impairment charges	417	—
Net (gain) loss on business dispositions	(802)	(1,141)
Pension contributions, net of expense	(127)	(6)
Increase in deferred income taxes for unremitted earnings	33	227
Increase (decrease) in deferred income taxes for tax basis differences	80	(227)
Debt extinguishment costs	—	55
Other	45	(19)
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	12	8
Inventories	(115)	(115)
Other current assets	(37)	(60)
Accounts payable	(10)	16
Accrued liabilities	(7)	(12)
Accrued taxes	148	283

Net cash from operating activities	33	233

INVESTING ACTIVITIES—
Purchases of property and equipment	(128)	(151)
Purchases of software and other intangibles	(19)	(11)
Acquisitions of businesses	(29)	(31)
Dispositions of businesses and investments	1,451	1,988
Cash received from derivative transactions	25	36
Sales of assets	1	9

Net cash received from investing activities	1,301	1,840

FINANCING ACTIVITIES—
Issuances of common stock	36	2
Purchases of common stock	—	(645)
Borrowings of other debt	142	935
Repayments of other debt and derivatives	(242)	(1,278)
Net change in financing with less than 90-day maturities	(197)	216
Purchase of noncontrolling interest	(10)	—
Payments of dividends	(135)	(217)

Net cash used in financing activities	(406)	(987)

Effect of changes in foreign exchange rates on cash	(243)	110

Increase in cash and equivalents	685	1,196
Add: Cash balances of discontinued operations at beginning of year	—	—
Less: Cash balances of discontinued operations at end of period	—	—
Cash and equivalents at beginning of year	2,066	955

Cash and equivalents at end of quarter	$2,751	$2,151

Supplemental Cash Flow Data:
Cash paid for restructuring actions	$146	$51
Cash contributions to pension plans	121	34
Cash paid for income taxes	120	183

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the quarter and six months ended December 31, 2011 and January 1, 2011 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (corporation or company), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of July 2, 2011 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended July 2, 2011. The fresh bakery, refrigerated dough and foodservice beverage businesses in North America as well as the international household and body care and European bakery businesses are presented as discontinued operations in the corporation’s consolidated financial statements. See Note 6 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

The interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the corporation believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and certain financial statement disclosures. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the corporation’s Form 10-K for the year ended July 2, 2011 and other financial information filed with the Securities and Exchange Commission. These financial statements consider subsequent events through the date of filing with the Securities and Exchange Commission.

The corporation’s fiscal year ends on the Saturday closest to June 30. Fiscal 2012 ends on June 30, 2012. The second quarter and first six months of fiscal 2012 ended on December 31, 2011 and the second quarter and first six months of fiscal 2011 ended on January 1, 2011. Each of the quarters was a thirteen-week period and each of the six month periods was a twenty-six week period. Fiscal 2012 and fiscal 2011 are both 52-week years. Unless otherwise stated, references to years relate to fiscal years.

In January 2011, the corporation announced that its board of directors has agreed in principle to divide the company into two separate, publicly traded companies which is expected to be completed in the fourth quarter of 2012. Under the current plan, the international coffee and tea business will be spun-off, tax-free, into a new public company (spin-off). The other company will primarily consist of Sara Lee’s current North American retail, foodservice and specialty meats businesses. The separation plan is subject to final approval by the board of directors, other customary approvals and the receipt of an IRS tax ruling.

In conjunction with this planned separation, the board of directors intends to declare a $3.00 per share dividend on the corporation’s common stock. This special dividend is expected to be declared and paid in the fourth quarter of 2012.

2.	Net Income (Loss) Per Share

The computation of net income per share only includes results attributable to Sara Lee and does not include earnings related to noncontrolling interests. Net income per share – basic is computed by dividing net income attributable to Sara Lee by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter and six months ended December 31, 2011, options to purchase 2.4 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and six months ended January 1, 2011, options to purchase 12.1 million shares of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the six months ended December 31, 2011, the dilutive effect of stock option and award plans was excluded from the earnings per share calculation on a year-to-date basis as they would be anti-dilutive given the loss in the period.

The average shares outstanding declined in the second quarter and first six months of 2012 as compared to the second quarter and first six months of 2011 as a result of shares repurchased in 2011. During 2011, the corporation repurchased 80.2 million shares of common stock for $1.3 billion, a significant portion of which were repurchased after the end of the second quarter of 2011. As of December 31, 2011, the corporation was authorized to repurchase approximately $1.2 billion of common stock under its existing share repurchase program, plus 13.5 million shares of common stock that remain authorized for repurchase under the corporation’s prior share repurchase program. The corporation repurchases common stock at times management deems appropriate. However, the corporation does not expect to continue with any further share repurchases.

The following is a reconciliation of net income (loss) to net income (loss) per share – basic and diluted – for the second quarter and first six months of 2012 and 2011 (per share amounts are rounded and may not add to total):

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter ended		Six Months ended
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Amounts attributable to Sara Lee
Income (loss) from continuing operations	$33	$88	$(1)	$149
Income from discontinued operations, net of tax	435	743	252	874

Net income	$468	$831	$251	$1,023

Average shares outstanding – Basic	592	638	592	646
Dilutive effect of stock option and award plans	3	4	—	3

Diluted shares outstanding	595	642	592	649

Earnings per common share – Basic
Income (loss) from continuing operations	$0.06	$0.14	$0.00	$0.23
Income from discontinued operations	0.74	1.16	0.43	1.35

Net income	$0.79	$1.30	$0.42	$1.58

Earnings per common share – Diluted
Income (loss) from continuing operations	$0.05	$0.14	$0.00	$0.23
Income from discontinued operations	0.73	1.16	0.43	1.35

Net income	$0.79	$1.30	$0.42	$1.58

3.	Segment Information

The following is a general description of the corporation’s four business segments:

•

North American Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America. The business segment also includes the corporation’s U.S. Senseo retail coffee business, which the company previously announced that it plans to exit by March 2012.

•	North American Foodservice and Specialty Meats – sells a variety of meat and bakery products to foodservice customers and sells gourmet sausage and other meats to retail customers in North America.

•	Coffee & Tea (formerly International Beverage) – sells coffee and tea products in major markets around the world, including Europe, Brazil and Australia.

•	Australian Bakery (formerly International Bakery) – sells a variety of frozen bakery and other dessert items in Australia and New Zealand.

Beginning in 2012, the results for the company’s Aidells gourmet sausage business and Gallo Salame business are being reported as part of the North American Foodservice and Specialty Meats segment (formerly North American Foodservice). These businesses were previously reported under the North American Retail segment. In conjunction with the North American segmentation changes, the corporation moved $39 million of goodwill from the North American Retail segment to the North American Foodservice and Specialty Meats segment and determined that no goodwill impairment was necessary.

The results of the North American foodservice beverage business (formerly reported under the North American Foodservice segment) and the results of the European bakery operations (formerly reported under the International Bakery segment) are being reported as part of the results of discontinued operations. See Note 6 – “Discontinued Operations” for additional information. Prior year results have been revised to reflect the current year’s presentation.

The following is a summary of net sales and operating segment income by business segment:

	Net Sales
(In millions)	Second Quarter 2012	Second Quarter 2011	Six Months 2012	Six Months 2011
North American Retail	$741	$741	$1,425	$1,436
North American Foodservice and Specialty Meats	314	290	621	564
Coffee & Tea	998	899	1,920	1,627
Australian Bakery	35	35	73	71

Total business segments	2,088	1,965	4,039	3,698

Intersegment sales	(7)	(7)	(15)	(13)

Net sales	$2,081	$1,958	$4,024	$3,685

	Income Before Income Taxes
(In millions)	Second Quarter 2012	Second Quarter 2011	Six Months 2012	Six Months 2011
North American Retail	$81	$84	$123	$144
North American Foodservice and Specialty Meats	33	38	60	61
Coffee & Tea	140	109	254	199
Australian Bakery	3	(1)	5	1

Total operating segment income	257	230	442	405
General corporate expenses	(168)	(50)	(228)	(77)
Mark-to-market derivative gains/(losses)	15	(2)	4	10
Amortization of intangibles	(3)	(3)	(6)	(6)

Operating income	101	175	212	332
Net interest expense	(18)	(21)	(39)	(50)
Debt extinguishment costs	—	(25)	—	(55)

Income before income taxes	$83	$129	$173	$227

As previously noted, Aidells and Gallo Salame were moved from the North American Retail segment to the North American Foodservice and Specialty Meats segment. Segment assets have also been revised to reflect the assets of the North American foodservice beverage and European bakery businesses as net assets held for sale. A summary of the segment assets as of December 31, 2011 and July 2, 2011 is as follows:

(In millions)	Dec. 31, 2011	July 2, 2011
North American Retail[1]	$1,263	$1,313
North American Foodservice and Specialty Meats	475	499
Coffee & Tea	2,220	2,334
Australian Bakery	62	66

Total business segments	4,020	4,212
Net assets held for sale	155	2,405
Other[2]	4,011	2,916

Total Assets	$8,186	$9,533

[1]

Certain fixed assets in the North American Retail segment also support production within the North American Foodservice and Specialty Meats segment. However, the corporation does not allocate these shared assets across segments.

[2]	Principally cash and cash equivalents, certain corporate fixed assets, deferred tax assets and certain other noncurrent assets.

4.	Business Acquisitions and Trademark Investment

In December 2011, the company acquired CoffeeCompany, a leading Dutch café store operator in the Netherlands; Tea Forte, a producer of ultra premium teas that are marketed world wide; and a portion of House of Coffee, a leading foodservice provider of coffee and tea products in Norway and Denmark for a total of $29 million plus a performance-based contingent purchase price payment up to $7 million. The majority of the House of Coffee business was acquired by the company’s Norwegian joint venture partner, Kaffehuset Friele, in which the company holds a 45-percent minority interest. These acquisitions have added approximately $17 million to goodwill, which will likely be adjusted once the purchase accounting for these acquisitions is finalized.

Subsequent to the end of the second quarter of 2012, the company agreed to pay €115 million to Philips Electronics (Philips) to acquire their ownership interest in the Senseo coffee trademark. This acquisition will provide Sara Lee with full ownership of the Senseo trademark, which was previously co-owned with Philips. The trademark asset will be amortized over a 20 year life beginning in the third quarter of 2012. The company also expects to pay an additional €55 million to Philips in the third quarter to terminate the prior Senseo coffee equipment manufacturing agreement and to reimburse Philips for other project costs and it is expected that the majority of these payments will be expensed.

5.	Impairment and Other Charges

The company recognized impairment charges of $32 million in the first six months of 2012, all of which related to the writedown of capitalized computer software which were no longer determined to have any future use by the company. Of the total impairment charge, $14 million ($10 million after tax) was recognized in the second quarter of 2012 as part of general corporate expenses. The significant impairments are reported on the “Impairment Charges” line of the Condensed Consolidated Statement of Income. The related tax benefit is determined using the statutory tax rates for the tax jurisdiction in which the impairment occurred.

In 2012, the company incurred property and business interruption losses and other charges associated with a flood at our coffee facility in Thailand. The company incurred $2.5 million of losses in the period which will not be covered by insurance. The majority of these charges were recognized as part of general corporate expense.

6.	Discontinued Operations

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

North American Operations:

On November 9, 2010, the corporation signed an agreement to sell its North American fresh bakery business to Grupo Bimbo for $959 million, which included the assumption of $34 million of debt. The sale also includes a small portion of business that is part of the North American Foodservice and Specialty Meats segment which is not reflected as discontinued operations as it does not meet the definition of a component pursuant to the accounting rules. On October 21, 2011, the company announced an agreement with Grupo Bimbo and the Department of Justice that allowed the parties to complete the sale. It included certain remedies requiring Grupo Bimbo to divest certain brands, assets and perpetual rights in various regions, which resulted in a reduction of the purchase price to $709 million. The transaction closed on November 4, 2011 and Sara Lee received $717 million, which included working capital and other purchase price adjustments. The company entered into a customary transition services agreement with the purchaser of this business to provide for the orderly separation of the business and transition of various administrative functions and processes. The services agreement is for a period of one year but may be extended up to an additional two years.

The buyer of the North American Fresh Bakery business assumed all the pension and postretirement medical liabilities associated with these businesses, including any multi-employer pension liabilities. An actuarial analysis under ERISA guidelines is being performed to determine the final plan assets that should be transferred to support the pension liabilities assumed by the buyer. The actuarial analysis, which is expected to be completed during the third quarter of 2012, may result in an adjustment to the funded status of the pension plans transferred to the buyer, which would result in an adjustment to the purchase price but not impact the gain on sale. The transfer of the benefit plan liabilities to the buyer resulted in the recognition of a $34 million settlement loss related to the defined benefit pension plans and a $71 million settlement gain and a $44 million curtailment gain related to the postretirement benefit plans. These amounts, which are subject to change based on the final actuarial analysis, have been included in the gain on disposition of this business.

In the first quarter of 2012, steps were taken to market and dispose of the North American foodservice beverage business. As such, the results of this component are classified as discontinued operations in the Condensed Consolidated Income Statement and the net assets are reported as available for sale on the consolidated balance sheet for all periods presented. On October 24, 2011, the company announced that it had entered into an agreement to sell the majority of its North American foodservice beverage operations to the J.M. Smucker Company (Smuckers) for $350 million and the transaction closed on December 31, 2011 resulting in a pretax gain of $222 million. The company received $376 million of proceeds, which included a working capital adjustment, shortly after the end of the quarter. As a result, the company established a receivable for the proceeds which is reported in the current asset section of the Condensed Consolidated Balance Sheet at December 31, 2011. The company entered into a customary transition services agreement with Smuckers to provide for the orderly separation of the business and the transition of various administrative functions and processes. Sara Lee also entered into a 10 year partnership to collaborate on liquid coffee innovation that will pay Sara Lee approximately $50 million plus growth-related royalties over the 10 year period. While this arrangement will provide a continuation of cash flows subsequent to the divestiture, it does not represent significant continuing cash flows or significant continuing involvement that would preclude classification of the North American foodservice beverage component as a discontinued operation. The company performed an updated impairment analysis for the remaining assets for sale in North American Foodservice beverage and recognized a pretax impairment charge of $6 million in the second quarter to 2012 which has been recognized in the operating results for discontinued operations. The company has also recognized exit related costs for this business which is included in the operating results for discontinued operations. Once the transition services agreement with Smuckers is complete and any residual assets of the North American Foodservice Beverage component are sold, additional exit related costs are expected to be recognized.

In the fourth quarter of 2011, steps were taken to market and dispose of the North American refrigerated dough business. On August 9, 2011, the company announced it had entered into an agreement to sell its North American refrigerated dough business to Ralcorp for $545 million. Although the transaction closed in the first quarter of 2012, the company did not receive the $552 million of proceeds, which included working capital adjustments, until the second quarter of 2012. The corporation entered into a customary transitional services agreement with the purchaser of this business to provide for the orderly separation of the business and the orderly transition of various functions and processes.

International Operations:

In the third quarter of 2011, management indicated that its International Bakery operations were under strategic review. The asset disposal groups comprising the International Bakery operations were tested for impairment under the held and used model in 2011 and it was determined no impairment was necessary. During the first quarter of 2012, management decided to divest the Spanish bakery and French refrigerated dough businesses, collectively referred to as European bakery, requiring that these businesses be tested for impairment under the available for sale model. Based on a first quarter 2012 estimate of the anticipated proceeds for these businesses, the corporation recognized a pretax impairment charge of $371 million for the Spanish bakery and French refrigerated dough businesses. In the second quarter of 2012, the impairment was increased by $8 million resulting in a total impairment charge of $379 million in 2012. A tax benefit of $38 million was recognized on these impairment charges. On October 10, 2011, the company announced that it had signed an agreement to sell the Spanish bakery business to Grupo Bimbo for €115 million and closed the transaction in the second quarter, recognizing a pretax gain of $15 million. In the second quarter of 2012, the corporation announced that it was considering a binding offer for the sale of the French refrigerated dough business for €115 million. The disposition of this business closed in the third quarter of 2012.

The company entered into an agreement to sell all of its non-Indian insecticides business for €154 million to SC Johnson and received a deposit of €152 million in December 2010 on the sale of these businesses. Due to competition concerns raised by the European Commission, the two parties abandoned the transaction as originally agreed but were able to complete the sale of the insecticides businesses outside the European Union (Malaysia, Singapore, Kenya and Russia) as

well as a limited number of businesses inside the European Union in 2012. The company also divested the remaining insecticides businesses inside the European Union to another buyer and transferred the net proceeds received from the divestiture of those businesses to SC Johnson. The company recognized a pretax gain of $256 million on the dispositions. The company will no longer recognize any revenues related to the insecticides business after the end of the second quarter of 2012.

In May 2011, the company completed the sale of the majority of its shoe care businesses. Certain other shoe care businesses were to be sold on a delayed basis. In the first six months of 2012, the company closed on the sale of its shoe care business in Malaysia and China and received $54 million of proceeds, which included working capital adjustments.

In July 2010, the company sold a majority of its air care products business. When this business was sold, certain operations were retained in Spain, until production related to non-air care businesses ceases at the facility. The transaction closed subsequent to the end of the second quarter and as such, the final gain on the sale of this facility will be recognized in the third quarter of 2012.

The following is a summary of the operating results of the corporation’s discontinued operations:

	Second Quarter 2012			Second Quarter 2011
(In millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
North American Fresh Bakery	$195	$8	$74	$487	$2	$229
North American Foodservice Beverage	165	(5)	(6)	146	6	4
North American Refrigerated Dough	—	—	—	95	19	12
European Bakery	115	(11)	(4)	150	6	3
International Household and Body Care	40	3	1	365	23	7

Total	$515	$(5)	$65	$1,243	$56	$255

	First Six Months 2012			First Six Months 2011
(In millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
North American Fresh Bakery	$724	$29	$144	$1,004	$(1)	$227
North American Foodservice Beverage	302	(5)	(3)	257	5	3
North American Refrigerated Dough	74	13	9	166	28	18
European Bakery	263	(385)	(360)	300	12	8
International Household and Body Care	109	8	2	772	81	43

Total	$1,472	$(340)	$(208)	$2,499	$125	$299

In the first six months of 2012, the results of the discontinued operations includes a $189 million tax benefit ($71 million for the quarter) related to tax basis differences associated with the North American Fresh Bakery assets.

The following is a summary of the gain on sale of the corporation’s discontinued operations:

	Second Quarter 2012			First Six Months 2012
(In millions)	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain
North American Fresh Bakery	$105	$(37)	$68	$105	$(37)	$68
North American Foodsrv. Beverage	222	(77)	145	222	(77)	145
North American Refrigerated Dough	—	—	—	198	(158)	40
European Bakery	15	(5)	10	15	(5)	10
Non-European insecticides	196	(44)	152	256	(56)	200
Other Household and Body Care	2	(6)	(4)	6	(6)	—

Total	$540	$(169)	$371	$802	$(339)	$463

	Second Quarter 2011			First Six Months 2011
(In millions)	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain
Air Care Products	$15	$(13)	$2	$270	$(179)	$91
Body Care and European Detergents	870	(383)	487	870	(383)	487
Other Household and Body Care	1	—	1	1	—	1

Total	$886	$(396)	490	$1,141	$(562)	$579

In 2012, the $158 million tax expense recognized on the sale of the North American refrigerated dough business was impacted by $254 million of goodwill that had no tax basis. The tax expense recognized in 2011 on the sale of Air Care Products includes a $77 million charge related to the anticipated repatriation of the cash proceeds received on the disposition of this business.

The following is a summary of the net assets held for sale as of December 31, 2011 and July 2, 2011:

(In millions)	Dec. 31, 2011	July 2, 2011
Trade accounts receivable	$36	$273
Inventories	36	176
Other current assets	6	54

Total current assets held for sale	78	503

Property	54	825
Trademarks and other intangibles	—	303
Goodwill	—	800
Other assets	23	(26)

Assets held for sale	$155	$2,405

Accounts payable	$22	$213
Accrued expenses and other current liabilities	48	263
Current maturities of long-term debt	—	16

Total current liabilities held for sale	70	492
Long-term debt	—	80
Other liabilities	3	204

Liabilities held for sale	$73	$776

Noncontrolling interest	$—	$29

The discontinued operations cash flows are summarized in the table below:

(In millions) – Increase / (Decrease)	Six Months ended Dec. 31, 2011	Six Months ended Jan. 1, 2011
Cash flow from operating activities	$(46)	$199
Cash flow from (used in) investing activities	1,424	1,940
Cash flow from (used in) financing activities	(1,378)	(2,139)

Increase (decrease) in net cash of discontinued operations	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of period	$—	$—

The net cash received from investing activities in 2012 primarily represents the cash proceeds received on the sale of the North American fresh bakery and refrigerated dough businesses. The net cash received from investing activities in 2011 primarily represents the cash proceeds received on the sale of the air care business. The cash used in financing activities in 2011 primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations assumes that the cash of those businesses has been retained as a corporate asset.

7.	Debt Issuances and Redemptions

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

8.	Exit, Disposal and Other Restructuring Activities

In January 2011, the corporation announced that its board of directors had agreed in principle to divide the company into two separate, publicly traded companies which is expected to be completed in the fourth quarter of 2012. Under this plan, the corporation’s international coffee and tea operations will be spun-off, tax-free, into a new public company. As the corporation prepares for the spin-off, it will incur certain spin-off related costs. Spin-off related costs will include restructuring actions such as employee termination costs and costs related to terminating contractual agreements; third party professional fees for consulting and other services that are directly related to the spin-off; and the costs of employees solely dedicated to activities directly related to the spin-off.

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

The nature of the costs incurred under these plans includes the following:

1) Exit Activities, Asset and Business Disposition Actions – These amounts primarily relate to:

•	Employee termination costs

•	Lease exit and other contract termination costs

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations

2) Costs recognized in Cost of sales and Selling, general and administrative expenses primarily relate to:

•	Expenses associated with the installation of new information systems

•	Costs to retain and relocate employees

•	Consulting costs

•	Costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative

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

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended		Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Selling, general and administrative expenses:	$41	$4	$77	$6
Net charges for:
Exit activities, asset and business dispositions	84	39	116	43

Decrease in income from continuing operations before income taxes	125	43	193	49
Income tax benefit (at applicable statutory rates)	(35)	(11)	(53)	(13)

Decrease in income from continuing operations	$90	$32	$140	$36

Impact on diluted EPS	$0.15	$0.05	$0.24	$0.05

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Quarter ended		Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
North American Retail	$1	$—	$9	$1
North American Foodservice and Specialty Meats	—	—	1	—
Coffee & Tea	4	33	13	35
Australian Bakery	—	—	—	—

Decrease in operating segment income	5	33	23	36
Increase in general corporate expenses	120	10	170	13

Total	$125	$43	$193	$49

The following discussion provides information concerning the exit, disposal and other activities for each year where actions were initiated and material reserves exist.

2012 Actions

During 2012, the corporation approved certain actions related to exit, disposal, and spin-off activities and recognized charges of $196 million related to these actions. Each of these activities is expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate approximately 420 employees, related to the North American Retail, Coffee & Tea and corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 420 targeted employees, approximately 170 employees have been terminated. The remaining employees are expected to be terminated within the next 12 months.

•	Recognized costs associated with renegotiating global IT contracts and spin-off related advisory fees.

The following table summarizes the net charges taken for the exit, disposal and spin-off activities approved during 2012 and the related status of the related accruals as of December 31, 2011. The accrued amounts remaining represent cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The company expects to recognize approximately $525 million - $550 million of charges related to continuing and discontinued operations for restructuring actions, other spin-off related activities, and other significant items such as accelerated depreciation on fixed assets and litigation accruals. Of this amount, approximately $480 million - $505 million relates to various exit, disposal and other restructuring actions which are included within the scope of this disclosure.

(In millions)	Employee termination and other benefits	IT and other costs	Non- cancellable leases/ Contractual obligations	Total
Exit, disposal and other costs recognized during 2012	$33	$76	$87	$196
Charges recognized in discontinued operations	19	17	—	36
Cash payments	(13)	(60)	(7)	(80)
Noncash charges	—	(5)	—	(5)
Foreign exchange impacts	(1)	—	—	(1)

Accrued costs as of December 31, 2011	$38	$28	$80	$146

2011 Actions

During 2011, the corporation approved certain actions related to exit, disposal, Project Accelerate and spin-off activities and recognized charges of $141 million related to these actions. Each of these activities was expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate approximately 960 employees, related to the European beverage, North American Retail and North American Foodservice businesses and the corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 960 targeted employees, approximately 500 have been terminated. The remaining employees are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

•	Recognized third party and employee costs associated with the planned spin-off of the corporation’s international coffee and tea operations.

The corporation also recognized $100 million of charges in discontinued operations primarily related to restructuring actions taken to eliminate stranded overhead associated with the household and body care businesses.

The following table summarizes the significant actions completed during the first six months of 2012 and the related status of the related accruals as of December 31, 2011. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months.

(In millions)	Employee termination and other benefits	IT and other costs	Non- cancellable leases/ Contractual obligations	Total
Accrued costs as of July 2, 2011	$100	$24	$9	$133
Cash payments	(37)	(22)	(9)	(68)
Change in estimate	(7)	—	—	(7)
Noncash charges	(3)	(1)	—	(4)
Foreign exchange impacts	(6)	—	—	(6)

Accrued costs as of December 31, 2011	$47	$1	$—	$48

2010 Actions

During 2010, the corporation approved certain actions related to exit, disposal, and Project Accelerate activities and recognized charges of $85 million related to these actions. Each of these activities was expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate approximately 900 employees, related to European beverage and North American foodservice operations, and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 900 targeted employees, 40 employees have not yet been terminated, but are expected to be terminated within the next 12 months.

•	Recognized costs associated with the transition of services to an outside third party vendor as part of a business process outsourcing initiative.

The following table summarizes the significant actions completed during the first six months of 2012 and the status of the remaining accruals related to the 2010 actions as of December 31, 2011. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2010 actions. The composition of these charges and the remaining accruals are summarized as follows:

(In millions)	Employee termination and other benefits
Accrued costs as of July 2, 2011	$19
Cash payments	(5)
Noncash charges	(2)
Change in estimate	(1)
Foreign exchange impacts	(1)

Accrued costs as of December 31, 2011	$10

In periods prior to 2010, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure and these actions have had minimal impact on current year results. As of December 31, 2011, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these completed actions total $18 million and primarily represent certain severance obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

9.	Financial Instruments

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

Types of Derivative Instruments

Interest Rate and Cross Currency Swaps

The corporation utilizes interest rate swap derivatives to manage interest rate risk, in order to maintain a targeted amount of both fixed-rate and floating-rate long term debt and notes payable. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The corporation has a fixed interest rate on approximately 88% of long-term debt and notes payable issued.

The corporation has issued certain foreign-denominated debt instruments and utilizes cross currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. In the first six months of 2012, the corporation paid $156 million to settle a €333 million notional value cross currency swap. This derivative instrument had effectively converted the currency base of a 2002 U.S. dollar debt issuance to euros. The cash outflow has been reflected on the Repayments of other debt and derivatives line in the financing section of the Consolidated Statements of Cash Flows.

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

Notional Values
(In millions)	Dec. 31, 2011	July 2, 2011	Hedge Coverage (Number of months)
Swap Contracts:
Rec. Fixed / Pay Float - Interest Rate Swap Notional	$150	$584	17.5 – 17.5
Rec. Fixed / Pay Fixed -Cross Currency Swaps Notional(1)	295	813	17.5 – 17.5

Foreign Currency Forward Contracts(1):
Commitments to Purchase Foreign Currencies	$2,632	$2,757	0.2 – 17.6
Commitments to Sell Foreign Currencies	2,629	2,754	0.2 – 17.6

Commodity Contracts:
Commodity Future Contracts(3)	$148	$193	1.0 – 10.0
Commodity Options Contracts(2)	53	77	2.0 – 2.0

Net Investment Hedges:	$4,256	$4,052	—

[1]	The notional value is calculated using the exchange rates as of reporting date.
[2]	Option contract notional values are determined by the ratio of the change in option value to the change in the underlying hedged item.
[3]	Commodity futures contracts are determined by the initial cost of the contract.

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

Contingent Features/Concentration of Credit Risk

All of the corporation’s derivative instruments are governed by International Swaps and Derivatives Association (i.e. ISDA) master agreements, requiring the corporation to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the corporation’s credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position was $66 million on December 31, 2011 and $272 million on July 2, 2011, for which the corporation has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2011 and July 2, 2011, the corporation would be required to post collateral of, at most, $66 million and $272 million, respectively, with its counterparties.

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

	December 31, 2011		July 2, 2011
(In Millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current portion	$2,375	$2,325	$2,411	$2,408

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at December 31, 2011 and July 2, 2011 is as follows:

	Assets				Liabilities
	Other Current Assets		Other Non- current Assets		Accrued Liabilities-Other		Other
(In millions)	Dec. 31, 2011	July 2, 2011	Dec. 31, 2011	July 2, 2011	Dec. 31, 2011	July 2, 2011	Dec. 31, 2011	July 2, 2011
Derivatives designated as hedging instruments:
Interest rate contracts (b)	$—	$—	$10	$12	$—	$2	$—	$—
Foreign exchange contracts (b)	130	—	—	—	—	191	39	66
Commodity contracts (a)	—	—	—	—	—	—	—	—

Total derivatives designated as hedging instruments	130	—	10	12	—	193	39	66

Derivatives not designated as hedging instruments:
Foreign exchange contracts (b)	29	20	—	—	24	13	—	—
Commodity contracts (a)	—	2	—	—	3	—	—	—

Total derivatives not designated as Hedging instruments	29	22	—	—	27	13	—	—

Total derivatives	$159	$22	$10	$12	$27	$206	$39	$66

(a)	Categorized as level 1: Fair value of level 1 assets and liabilities as of Dec. 31, 2011 are nil and $3 million and at July 2, 2011 are $2million and nil, respectively.
(b)	Categorized as level 2: Fair value of level 2 assets and liabilities as of Dec. 31, 2011 are $169 million and $63 million and at July 2, 2011 are $32 million and $272 million, respectively.

Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the periods ended December 31, 2011, and January 1, 2011, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter ended		Quarter ended		Quarter ended		Quarter ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Cash Flow Derivatives:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$4	$1	$17	$3	$11	$4	$32
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	11	13	1	3	12	16
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	—	(2)	—	—	—	(2)
Amount of gain (loss) expected to be reclassified into earnings during the next twelve months	—	—	(4)	(3)	1	8	(3)	5

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	252	178	—	—	252	178
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	(198)	60	—	—	(198)	60

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	—	—	—	—	—	—	—	—
Amount of Hedged Item gain (loss) recognized in earnings (e)	2	3	—	—	—	—	2	3

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	20	(2)	7	(2)	27	(4)
Amount of gain(loss) recognized in SG&A	—	—	(41)	(33)	5	1	(36)	(32)

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, for interest rate swaps, in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest expense for foreign exchange contract and SG&A expenses for commodity contracts.
(e)	The amount of gain (loss) recognized in earnings on the derivative contracts and the related hedged item is reported in interest for the interest rate contracts and SG&A for the foreign exchange contracts.
(f)	The gain (loss) recognized from OCI into earnings is reported in gain on sale of discontinued operations.

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Six Months ended		Six Months ended		Six Months ended		Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Cash Flow Derivatives:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$1	$197	$(31)	$2	$17	$199	$(13)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	(2)	204	(34)	4	3	208	(33)
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	(2)	(4)	1	1	(1)	(3)
Amount of gain (loss) expected to be reclassified into earnings during the next twelve months	—	—	(3)	(1)	(3)	14	(6)	13

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	427	(227)	—	—	427	(227)
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	(207)	51	—	—	(207)	51

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	2	4	—	—	—	—	2	4
Amount of Hedged Item gain (loss) recognized in earnings (e)	2	3	—	—	—	—	2	3

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	15	(19)	19	—	34	(19)
Amount of gain(loss) recognized in SG&A	—	—	(75)	31	—	3	(75)	34

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, for interest rate swaps, in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest expense for foreign exchange contract and SG&A expenses for commodity contracts.
(e)	The amount of gain (loss) recognized in earnings on the derivative contracts and the related hedged item is reported in interest for the interest rate contracts and SG&A for the foreign exchange contracts.
(f)	The gain (loss) recognized from OCI into earnings is reported in gain on sale of discontinued operations.

10.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (benefit) for the second quarter and first six months of 2012 and 2011 are as follows:

	Pension - U.S Plans		Pension - International Plans
(In millions)	Second Quarter 2012	Second Quarter 2011	Second Quarter 2012	Second Quarter 2011
Service cost	$2	$2	$6	$8
Interest cost	18	18	41	40
Expected return on plan assets	(21)	(20)	(54)	(49)
Amortization of:
Prior service cost (benefit)	—	—	1	2
Net actuarial loss	1	3	2	7

Net periodic benefit cost (benefit)	$—	$3	$(4)	$8

	Pension - U.S Plans		Pension - International Plans
(In millions)	First Six Months 2012	First Six Months 2011	First Six Months 2012	First Six Months 2011
Service cost	$4	$4	$13	$16
Interest cost	37	36	83	79
Expected return on plan assets	(41)	(40)	(110)	(96)
Amortization of:
Prior service cost (benefit)	—	—	2	3
Net actuarial loss	2	7	4	13

Net periodic benefit cost (benefit)	$2	$7	$(8)	$15

	Postretirement Medical and Life Insurance
(In millions)	Second Quarter 2012	Second Quarter 2011	Six Months 2012	Six Months 2011
Service cost	$1	$—	$1	$1
Interest cost	1	2	2	3
Amortization of:
Prior service cost (benefit)	(3)	(3)	(6)	(6)

Net periodic benefit cost (benefit)	$(1)	$(1)	$(3)	$(2)

The net periodic benefit costs of the defined benefit pension plans were lower in the first six months of 2012 than in 2011 due to the increase in the expected return on plan assets, which results from the higher level of plan assets as of the beginning of this fiscal year due to improved asset returns during 2011; and a reduction in the amortization of net actuarial losses due to actuarial gains recognized during 2011, which reduced the amount of unrecognized actuarial losses to be amortized as of the end of 2011.

Beginning in the second quarter of 2011, the corporation has classified the North American fresh bakery business as discontinued operations and per the sale agreement, the purchaser assumed the pension and postretirement medical obligations related to those discontinued operations. As such, the total net periodic benefit costs associated with the participants in those plans has been included in discontinued operations as these costs were not retained after these businesses were sold. In addition, the related pension and postretirement benefit plan net liabilities and/or assets have been included in assets and/or liabilities held for sale for periods prior to the date the sale closed.

The disposition of the North American fresh bakery business resulted in the recognition of the following plan settlements and curtailments: a $34 million net settlement loss related to the defined benefit pension plans; and a $71 million settlement gain and a $44 million curtailment gain related to the postretirement health-care and life insurance benefit plans. These amounts are being reported as part of the gain on disposition of businesses in discontinued operations. See Note 6 – “Discontinued Operations” for additional information.

As of the date of disposition, the projected benefit obligations and plan assets for the benefit plans impacted by the disposition were remeasured. In total, including both continuing and discontinued operations, the remeasurement resulted in a $68 million increase in pension liability and a $13 million increase in the postretirement health-care and life insurance liability with a corresponding offset to Accumulated Other Comprehensive Income in the common stockholders’ equity section of the Condensed Consolidated Balance Sheet.

During the first six months of 2012 and 2011, the company contributed $121 million and $34 million, respectively, to its defined benefit pension plans. The $121 million contribution includes a €60 million contribution to the company’s Dutch pension plan related to an agreement with the Dutch unions to restructure this plan. At the present time, the company expects to contribute approximately $220 million of cash to its defined benefit pension plans in 2012, of which approximately $214 million will be contributed to the international pension plans. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2012 may differ from the current estimate.

11.	Income Taxes

The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	Second Quarter		Six Months
(In millions)	2012	2011	2012	2011
Continuing operations
Income before income taxes	$83	$129	$173	$227
Income tax expense (benefit)	50	41	174	78
Effective tax rate	60.5%	31.6%	100.5%	34.4%

Second Quarter and First Six Months of 2012

In the second quarter of 2012, the corporation recognized tax expense of $50 million on pretax income from continuing operations of $83 million, or an effective tax rate of 60.5%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $20 million of discrete tax expense associated with deferred taxes on unremitted foreign earnings.

In the first six months of 2012, the corporation recognized tax expense of $174 million on pretax income from continuing operations of $173 million, or an effective tax rate of 100.5%. The tax expense and related effective tax rate on continuing operations was determined by applying a 41.1% estimated annual effective tax rate to pretax earnings and then recognizing $103 million of discrete tax items. The discrete tax items relate to the following:

•	$73 million of tax expense to establish a valuation allowance on net operating losses in France.

•

$79 million of tax expense to establish a deferred tax liability related to earnings that are no longer permanently reinvested in Spain offset by a tax benefit of $69 million primarily related to a decrease in the amount of unrecognized tax positions in Spain.

•	$20 million of tax expense associated with deferred taxes on unremitted foreign earnings.

The corporation’s 2012 estimated annual effective rate increased from 34.7% in the first six months of 2011 to 41.1% due primarily to an increase in the tax charge for the expected repatriation of a portion of 2012 earnings. The expected repatriation of a portion of 2012 earnings increases the 2012 estimated annual effective tax rate by 7%, which includes a 4% impact related to pretax charges for restructuring and other actions to be incurred by the international operations.

Second Quarter and First Six Months of 2011

In the second quarter of 2011, the corporation recognized tax expense of $41 million on pretax income from continuing operations of $129 million, or an effective tax rate of 31.6%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing various discrete tax items, none of which were material individually or in the aggregate.

In the first six months of 2011, the corporation recognized tax expense of $78 million on pretax income from continuing operations of $227 million, or an effective tax rate of 34.4%. The tax expense and related effective tax rate on continuing operations were determined by applying a 34.7% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increased the 2011 estimated annual effective tax rate by 2%.

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

The year-to-date net decrease in the liability for unrecognized tax benefits was $85 million, resulting in an ending balance of $377 million as of December 31, 2011. There was a decrease in the gross liability for uncertain tax positions of $92 million, of which $52 million relates to prior year decreases, $1 million relates to expiration of statutes of limitation, $1 million relates to audit settlements, and $38 million relates to favorable foreign currency exchange translation. The decrease in gross liability was partially offset by an increase in the gross liability for uncertain tax positions of $7 million related to 2012 increases.

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

12.	Contingencies and Commitments

Household & Body Care Middle Eastern Trademark Assignments – In connection with the sale of the company’s Household & Body Care division, the company has a contractual obligation to arrange for the transfer of certain trademark registrations in the Middle East from a third party licensee to the buyers of the Household & Body Care division. To date, the third party licensee has refused to cooperate with these transfers despite contractual commitments to do so, and the company is contemplating pursuing legal action in order to effectuate the transfer of these rights to the buyers. The company believes it is appropriately accrued for any potential obligations related to this dispute.

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

The corporation’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $3 million in 2011 and $4 million in 2010. The corporation’s regularly scheduled contributions to MEPPs related to its sold North American fresh bakery operations totaled approximately $45 million in 2011 and $43 million in 2010. The corporation also recognized charges (credits) for partial withdrawal liabilities related to MEPPs, which are reported in discontinued operations, of approximately $3 million in the first six months of 2012, $(3) million in 2011 and $23 million in 2010. The $3 million credit in 2011 is an adjustment of an estimate made in 2010.

Hanesbrands Inc. – In September 2006, the corporation spun-off its branded apparel business into an independent publicly-traded company named Hanesbrands Inc. (“HBI”). In connection with the HBI spin-off, the corporation and HBI entered into a tax sharing agreement that governs the allocation of tax assets and liabilities between the parties. As previously disclosed, HBI initiated binding arbitration claiming that it was owed $72 million from the corporation under the tax sharing agreement. In the first quarter of 2012, the tribunal ruled in favor of the corporation on all issues. In addition to prevailing in the arbitration issue, Sara Lee received $15 million from HBI for tax periods prior to the date of the spin-off. Sara Lee recognized the amount owed as income in the Selling, general and administrative expense line in the Condensed Consolidated Statement of Income for the first six months of 2012.

Nestec/Nespresso – The corporation is involved in several legal proceedings relating to its manufacture and sale of L’OR EspressO capsules. In June 2010, Nestec/Nespresso (Nestle) filed a suit against Sara Lee Coffee and Tea France alleging patent infringement related to Sara Lee’s sale and distribution of espresso capsules. On January 19, 2011, Nestle filed a similar suit against Sara Lee Coffee and Tea in the Netherlands after Sara Lee began selling espresso capsules in that country. On May 11, 2011, Sara Lee Coffee and Tea Belgium served a writ of summons on Nestle seeking a declaration of non-infringement in connection with Sara Lee’s sale and distribution of espresso capsules in Belgium. All of these proceedings relate to the alleged infringement of two European patents granted to Nestle with the exception of the Belgium matter, which also involves a third patent. In the lawsuit filed in France, Nestle claims that damages could be as high as €50 million. The corporation believes that the patents granted to Nestle are not being infringed and further believes the patents are invalid. We are vigorously contesting Nestle’s allegations.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the second quarter and first six months of 2012 compared with the second quarter and first six months of 2011 and a discussion of the changes in financial condition and liquidity during the first six months of 2012. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – Second Quarter and First Six Months of 2012

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information

Business Overview

Our Business

Sara Lee is a global manufacturer and marketer of high-quality, brand name products for consumers throughout the world focused primarily in the meat, bakery, and beverage products categories. Our brands include Ball Park, Douwe Egberts, Hillshire Farm, Jimmy Dean, Senseo, Pickwick Teas and Sara Lee.

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

Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations. The results of the fresh bakery, refrigerated dough and foodservice beverage businesses in North America, and the international household and body care businesses and the European bakery businesses are being reported as discontinued operations. See Note 6 – “Discontinued Operations” for additional information.

Summary of Results

The business highlights include the following:

•

Reported operating income for the second quarter of 2012 was $101 million, a decrease of $74 million over the same period of the prior year due to an $88 million increase in charges for exit activities, business dispositions and other restructuring actions and $14 million of impairment charges recognized in the quarter. The negative impact of these charges was partially offset by cost savings initiatives and lower pension expense at the corporate level and a $17 million year-over-year increase in income related to the mark-to-market gains/losses associated with unrealized commodity derivatives.

•

Net sales for the second quarter of $2.1 billion were $123 million, or 6.3%, higher than the prior year as the favorable impact of pricing actions and a favorable sales mix shift were only partially offset by the negative impact of volume declines and the impact of changes in foreign currency exchange rates. Adjusted net sales rose $112 million, or 5.8%.

•

Diluted earnings per share from continuing operations for the second quarter declined from $0.14 in 2011 to $0.05 in 2012 as a result of the increase in restructuring and impairment charges as well as an increase in the effective tax rate from 31.6% in the prior year to 60.5% in the current year.

•

Total cash flow from operating activities declined from $233 million in the first six months of 2011 to $33 million for the first six months of 2012 due to the decrease in cash generated by discontinued operations as a result of business dispositions, an increase in cash contributions to pension plans and an increase in payments related to restructuring and spin-off related activities partially offset by a decline in the cash payments for income taxes and interest and improved working capital management and operating results, excluding significant items, for continuing operations.

Challenges and Risks

As an international consumer products company, we face certain risks and challenges that impact our business and financial performance. The risks and challenges described below have impacted our performance and are likely to impact our future results as well.

The food businesses are highly competitive. In many product categories, we compete not only with widely advertised branded products, but also with private label products that are generally sold at lower prices. As a result, from time to time, we may need to reduce the prices for some of our products to respond to competitive pressures. In addition, the general economic weakness has negatively impacted our business and may also result in increased pressure to reduce the prices for some of our products, limit our ability to increase or maintain prices or lead to a continued shift toward private label products. Any reduction in prices or our inability to increase prices could negatively impact profit margins and the overall profitability of our reporting units, which could potentially trigger a goodwill impairment.

In January 2012, the Brazilian government revised the tax laws related to the export of green coffee which may negatively impact the International Beverage Brazil reporting unit’s ability to achieve targeted profit levels. A decline in this reporting unit’s profitability could trigger a goodwill impairment in the third quarter of 2012. There is approximately $40 million (73 million Brazilian real) of goodwill associated with this reporting unit.

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. In addition, under some of our contracts, the prices at which we sell our products are tied to increases and decreases in commodity costs. Many of the commodities we use, including coffee, wheat, beef, pork, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings. Commodity costs, excluding mark-to-market derivative gains/losses related to commodities, increased by approximately $323 million in the first six months, which is net of $37 million of currency mark-to-market gains related to coffee purchases recognized by the Coffee and Tea segment. The increase in commodity costs was offset by approximately $311 million of pricing actions.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, approximately 50% of net sales and operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates increased net sales by $60 million and increased operating income by $10 million in the first six months of 2012.

The company’s proposed spin-off of its Coffee and Tea business and resulting separation of Sara Lee into two independent, public companies is a complex transaction that impacts all aspects of our business. Although we believe the transaction will enhance long-term stockholder value, there are various financial and operational risks and uncertainties inherent in the spin-off that could have a negative impact on our financial results for at least the near term. These include the diversion of management’s attention from operating and growing the business; potential disruption of operations due to restructuring and right sizing each company; the potential loss of, or inability to recruit, key personnel; and the potential inability to minimize stranded costs incurred in connection with the spin-off.

Non-GAAP Measures

Management measures and reports Sara Lee’s financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). In this report, Sara Lee highlights certain items that have significantly impacted the corporation’s financial results and uses several non-GAAP financial measures to help investors understand the financial impact of these significant items. The non-GAAP financial measures used in this report are adjusted net sales, adjusted operating segment income, and adjusted operating income, which exclude from a financial measure computed in accordance with GAAP the impact of significant items, the impact of acquisitions and dispositions and changes in foreign currency exchange rates. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of Sara Lee’s business that, when viewed together with Sara Lee’s financial results computed in accordance with GAAP, provide a more complete understanding of factors and trends affecting Sara Lee’s historical financial performance and projected future operating results, greater transparency of underlying profit trends and greater comparability of results across periods. These non-GAAP financial measures are not intended to be a substitute for the comparable GAAP measures and should be read only in conjunction with our financial statements prepared in accordance with GAAP.

In addition, investors frequently have requested information from management regarding significant items and the impact of the contingent sale proceeds. Management believes, based on feedback it has received during earnings calls and discussions with investors, that these non-GAAP measures enhance investors’ ability to assess Sara Lee’s historical and projected future financial performance. Management also uses certain of these non-GAAP financial measures, in conjunction with the GAAP financial measures, to understand, manage and evaluate our businesses, in planning for and forecasting financial results for future periods, and as one factor in determining achievement of incentive compensation. Two of the three performance measures under Sara Lee’s annual incentive plan are net sales and operating income, which are the reported amounts as adjusted for significant items and possibly other items. Operating income, as adjusted for significant items, also may be used as a component of Sara Lee’s long-term incentive plans. Many of the significant items will recur in future periods; however, the amount and frequency of each significant item varies from period to period. See Non-GAAP Measures Definitions for additional information regarding these financial measures.

Significant Items Affecting Comparability

The reported results for 2012 and 2011 reflect amounts recognized for actions associated with various restructuring actions and other significant amounts that impact comparability. More information on these costs can be found in Note 8 to the Consolidated Financial Statements, “Exit, Disposal and Other Restructuring Activities.” See below for additional information regarding the nature of these items.

In preparation for the spin-off, Sara Lee has identified cost reduction opportunities of $180 million to $200 million, achievable over fiscal 2012 and 2013, which will result from the downsizing of corporate resources, the reduction in overhead within the North American meat businesses and the international coffee and tea businesses as well as the completion of Project Accelerate initiatives. Approximately $525 million to $550 million of net charges are expected to be incurred in 2012 related to the above cost savings initiatives, other spin-off related activities, as well as various other significant items. The net charge includes amounts related to both continuing and discontinued operations but excludes impairment charges and gains or losses on the sale of businesses. Of the total expected charge, approximately $234 million has been incurred in the first six months of 2012.

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

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Quarter ended December 31, 2011			Quarter ended January 1, 2011
In millions, except per share data	Pretax Impact	Net Income (Loss) Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income(Loss) Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Continuing operations:
Restructuring actions:
Severance/retention charges	$(7)	$(5)	$(0.01)	$(39)	$(29)	$(0.04)
Lease & contractual obligation exit costs	(81)	(55)	(0.09)	—	—	—
Consulting, advisory & other costs	(37)	(30)	(0.05)	(4)	(3)	—
Accelerated depreciation	(6)	(3)	(0.01)	—	—	—

Total restructuring actions	(131)	(93)	(0.16)	(43)	(32)	(0.05)

Other:
Gain on HBI tax settlement	—	5	0.01	—	—	—
Impairment charges	(14)	(11)	(0.02)	—	—	—
Litigation accrual	(11)	(7)	(0.01)	—	—	—
Thailand flood loss	(2)	(1)	—	—	—	—
Tax indemnification accrual adjustment	—	2	—	—	—	—
Debt extinguishment costs	—	—	—	(25)	(16)	(0.02)

Impact of significant items on income (loss) from continuing operations before significant tax matters	(158)	(105)	(0.18)	(68)	(48)	(0.07)

Significant tax matters affecting comparability:
Tax on unremitted earnings	—	(21)	(0.04)	—	—	—
Tax audit settlement/reserve adjustments	—	(1)	—	—	2	—
Tax valuation allowance adjustment	—	2	—	—	—	—

Impact of significant items on income (loss) from continuing operations	(158)	(125)	(0.22)	(68)	(46)	(0.07)

Discontinued operations:
Severance/ retention charges	(16)	(11)	(0.02)	(39)	(28)	(0.04)
Consulting, advisory & other costs	(7)	(6)	(0.01)	—	—	—
Accelerated depreciation	—	—	—	(1)	(1)	—
Impairment charges	(14)	(9)	(0.02)	—	—	—
Gain on sale of discontinued operations	540	371	0.62	886	490	0.77
Pension curtailment/withdrawal	(3)	(2)	—	(1)	—	—
Tax basis difference adjustment	—	71	0.12	—	223	0.35
Tax audit settlement/reserve adjustments	—	—	—	—	1	—
Tax valuation allowance adjustment	—	—	—	—	(3)	—
Tax on unremitted earnings	—	3	0.01	—	(1)	—

Significant items impacting discontinued operations:	500	417	0.70	845	681	1.06

Impact of significant items on net income attributable to Sara Lee	$342	$292	$0.49	$777	$635	$0.99

Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(6)			$—
Selling, general and administrative expenses	(54)			(4)
Exit and business dispositions	(84)			(39)
Impairment charges	(14)			—
Debt extinguishment costs	—			(25)

Total	$(158)			$(68)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Six Months ended December 31, 2011			Six Months ended January 1, 2011
In millions, except per share data	Pretax Impact	Net Income (Loss) Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income(Loss) Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Continuing operations:
Restructuring actions:
Severance/retention charges	$(35)	$(24)	$(0.04)	$(43)	$(31)	$(0.05)
Lease & contractual obligation exit costs	(87)	(59)	(0.10)	—	—	—
Consulting, advisory & other costs	(71)	(57)	(0.10)	(6)	(5)	(0.01)
Accelerated depreciation	(12)	(7)	(0.01)	(2)	(1)	—

Total restructuring actions	(205)	(147)	(0.25)	(51)	(37)	(0.06)

Other:
Gain on HBI tax settlement	15	15	0.02	—	—	—
Impairment charges	(32)	(22)	(0.04)	—	—	—
Litigation accrual	(11)	(7)	(0.01)	—	—	—
Thailand flood loss	(2)	(1)	—	—	—	—
Tax indemnification accrual adjustment	3	4	0.01	—	—	—
Debt extinguishment costs	—	—	—	(55)	(35)	(0.05)

Impact of significant items on income (loss) from continuing operations before significant tax matters	(232)	(158)	(0.27)	(106)	(72)	(0.11)

Significant tax matters affecting comparability:
Tax on unremitted earnings	—	(105)	(0.18)	—	—	—
Tax audit settlement/reserve adjustments	—	69	0.12	—	6	0.01
Tax valuation allowance adjustment	—	(73)	(0.12)	—	—	—

Impact of significant items on income (loss) from continuing operations	(232)	(267)	(0.45)	(106)	(66)	(0.10)

Discontinued operations:
Severance/ retention charges	(17)	(12)	(0.02)	(49)	(35)	(0.05)
Consulting, advisory & other costs	(14)	(11)	(0.02)	(3)	(2)	—
Accelerated depreciation	—	—	—	(1)	(1)	—
Impairment charges	(385)	(345)	(0.58)	—	—	—
Gain on sale of discontinued operations	802	463	0.78	1,141	579	0.89
Pension curtailment/withdrawal	(3)	(2)	—	(1)	—	—
Tax basis difference adjustment	—	189	0.32	—	225	0.35
Tax audit settlement/reserve adjustments	—	—	—	—	1	—
Tax valuation allowance adjustment	—	—	—	—	(3)	—
Tax on unremitted earnings	—	(67)	(0.11)	—	(6)	(0.01)

Significant items impacting discontinued operations:	383	215	0.36	1,087	758	1.17

Impact of significant items on net income attributable to Sara Lee	$151	$(52)	$(0.09)	$981	$692	$1.07

Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(12)			$(2)
Selling, general and administrative expenses	(72)			(6)
Exit and business dispositions	(116)			(43)
Impairment charges	(32)			—
Debt extinguishment costs	—			(55)

Total	$(232)			$(106)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Consolidated Results – Second Quarter of 2012 Compared with Second Quarter of 2011

The following table summarizes net sales and operating income for the second quarter of 2012 and 2011 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change
Net sales	$2,081	$1,958	$123	6.3%

Less: Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$12	$(12)
Acquisitions/dispositions	37	14	23

Adjusted net sales	$2,044	$1,932	$112	5.8%

Operating income	$101	$175	$(74)	(42.4)%

Less: Increase / (decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$—	$—
Restructuring actions	(125)	(43)	(82)
Accelerated depreciation	(6)	—	(6)
Impairment charges	(14)	—	(14)
Litigation accrual	(11)	—	(11)
Thailand flood loss	(2)	—	(2)
Acquisitions/dispositions	3	2	1

Adjusted operating income	$256	$216	$40	18.4%

Net Sales

Net sales increased by $123 million or 6.3%. The weakening of foreign currencies, particularly the Brazilian real decreased reported net sales by $12 million, or 0.6%. Acquisitions net of dispositions increased net sales by $23 million. As a result, adjusted net sales increased by $112 million or 5.8% due to the impact of pricing actions and a favorable shift in sales mix partially offset by the negative impact of a 4.9% decline in unit volumes.

The following table summarizes the components of the percentage change in net sales as compared to the prior year:

Second Quarter 2012

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	(4.9)%		2.9%		7.7%		0.1%		1.1%		(0.6)%		6.3%

Operating Income

Operating income decreased by $74 million, or 42.4%. The year-over-year net impact of the changes in foreign currency exchange rates, restructuring charges, and the other factors identified in the preceding table decreased operating income by $114 million. Adjusted operating income increased $40 million, or 18.4%, due in part to the favorable impact of a $17 million increase in unrealized commodity mark-to-market derivative income versus the prior year and a reduction in general corporate expenses excluding the significant items noted above. General corporate expenses, as reported, increased $118 million due to a $110 million increase in restructuring and spin-off related charges, a $14 million impairment charge and $13 million of litigation and flood loss charges. The remaining decrease in general corporate expenses of $20 million was due to headcount reductions and other cost savings initiatives and lower benefit plan costs. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the second quarter of 2012 increased $19 million over the prior year due to an improved sales mix, a year-over-year increase in mark-to-market gain related to unrealized commodity derivatives and savings from continuous improvement programs. These improvements were partially offset by lower unit volumes. The gross margin percent decreased from 34.6% in the second quarter of 2011 to 33.5% in the second quarter of 2012 primarily due to the impact of higher commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$93	$88	$5	6.6%
Other	330	332	(2)	(0.6)

Total business segments	423	420	3	0.9

General corporate expenses	74	41	33	79.8
Mark-to-market derivative (gains) / losses	(3)	(1)	(2)	NM
Amortization of identifiable intangibles	3	3	—	(13.5)

Total SG&A Expenses	$497	$463	$34	7.4%

Selling, general and administrative (SG&A) expenses increased by $34 million, or 7.4%. Measured as a percent of sales, SG&A expenses increased from 23.7% in 2011 to 23.9% in 2012. Changes in foreign currency exchange rates decreased SG&A costs by $3 million, or 0.5%. The remaining increase in SG&A expenses is $37 million, or 7.9%. SG&A expenses in the business segments increased by $3 million, or 0.9%, due to a $5 million increase in MAP spending. General corporate expenses increased by $33 million due to an increase in charges related to restructuring actions and spin-off related costs partially offset by the favorable impact of headcount reductions and lower employee benefit costs. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives decreased SG&A expenses by $2 million due to an improvement in derivative energy contracts.

Exit Activities and Other Significant Items

The reported results for the second quarter of 2012 and 2011 reflect amounts recognized for actions associated with the corporation’s ongoing business improvement and cost reduction program and other exit and disposal actions. The charges related to exit activities, asset and business dispositions were $84 million in the second quarter of 2012 versus $39 million in the second quarter of 2011. As discussed in Note 8 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges are associated with the renegotiation of global information technology contracts and spin-off related advisory fees.

Impairment Charges

Impairment charges of $14 million were recognized in the second quarter of 2012 related to the writedown of capitalized computer software that was determined to have no future use by the company.

Net Interest Expense

Net interest expense in the second quarter of 2012 was $18 million, which was $3 million lower than the second quarter of the prior year as a $1 million increase in interest expense was offset by a $4 million increase in interest income. The increase in net interest income was due to investment returns on the proceeds received from business dispositions.

Debt Extinguishment Costs

The corporation redeemed $456.7 million of aggregate principal outstanding of the 6  1/4 % Notes on October 8, 2010, which resulted in the recognition of a $25 million charge associated with the early extinguishment of this debt in the second quarter of 2011.

Income Tax Expense

Note 11 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	Second Quarter
(In millions)	2012	2011
Continuing operations
Income before income taxes	$83	$129
Income tax expense	50	41
Effective tax rate	60.5%	31.6%

In the second quarter of 2012, the corporation recognized tax expense of $50 million on pretax income from continuing operations of $83 million, or an effective tax rate of 60.5%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $20 million of discrete tax expense associated with deferred taxes on unremitted foreign earnings.

The corporation’s 2012 estimated annual effective rate increased from 34.7% in the second quarter of 2011 to 41.1% due primarily to an increase in the tax charge for the expected repatriation of a portion of 2012 earnings.

In the second quarter of 2011, the corporation recognized tax expense of $41 million on pretax income from continuing operations of $129 million, or an effective tax rate of 31.6%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.7% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the second quarter of 2012 was $33 million as compared to $88 million in the prior year. The $55 million decline in earnings was due to the increase in restructuring charges and the increase in the effective income tax rate related to the tax on unremitted earnings.

Diluted EPS from continuing operations were $0.05 in the second quarter of 2012 as compared to $0.14 in the second quarter of 2011. Diluted EPS were favorably impacted by lower average shares outstanding during the second quarter of 2012, as the average shares outstanding declined from 642 million to 595 million. The lower average shares outstanding are due to significant share repurchases in the prior year.

Discontinued Operations

Income (loss) from discontinued operations – The discontinued operations reported income of $65 million in 2012 as compared to $255 million in 2011. The year-over-year decline in results was due to a $155 million decline in results for the North American Fresh bakery operations as a result of the year-over-year change in the tax benefit related to tax basis differences. With the exception of the foodservice beverage business in North America, the second quarter results for 2012 represent less than a full three months of results due to the timing of the dispositions of these businesses.

Gain on sale of discontinued operations – In the second quarter of 2012, the corporation completed the disposition of its North American fresh bakery and foodservice beverage businesses as well as its non-European insecticides businesses, the Spanish bakery business and a portion of the shoe care business and recognized a total pretax gain of $540 million and an after tax gain of $371 million. In the second quarter of 2011, the corporation recognized a pretax gain of $886 million and an after tax gain of $490 million, which primarily related to the disposition of its global body care and European detergents business. Further details regarding these transactions are included in Note 6 to the Consolidated Financial Statements, “Discontinued Operations. “

Net Income and Diluted Earnings per Share (EPS)

In the second quarter of 2012, the corporation reported net income of $469 million versus net income of $833 million in the comparable period of the prior year. The decrease in net income was due to the $55 million decrease in income related to continuing operations due to the restructuring charges and higher tax provision and a $309 million decrease in net income from discontinued operations. The decrease in net income from discontinued operations was due to the decline in results of operations and the gain on dispositions noted previously. The net income attributable to Sara Lee was $468 million in the second quarter of 2012 compared to income of $831 million in the second quarter of 2011.

Diluted EPS decreased from $1.30 per share in the second quarter of 2011 to $0.79 per share in the second quarter of 2012. Diluted EPS were impacted by lower average shares outstanding during the second quarter of 2012, which resulted from the corporation’s share repurchases in 2011.

Consolidated Results – First Six Months of 2012 Compared with First Six Months of 2011

The following table summarizes net sales and operating income for the first six months of 2012 and 2011 and certain items that affected the comparability of these amounts:

	Six Months ended
Total Corporation Performance (In millions)	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change
Net sales	$4,024	$3,685	$339	9.2%

Less: Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$(60)	$60
Acquisitions/dispositions	80	15	65

Adjusted net sales	$3,944	$3,730	$214	5.8%

Operating income	$212	$332	$(120)	(36.3)%

Less: Increase / (decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$(10)	$10
Restructuring actions	(193)	(49)	(144)
Accelerated depreciation	(12)	(2)	(10)
Impairment charges	(32)	—	(32)
Gain on HBI tax settlement	15	—	15
Litigation accrual	(11)	—	(11)
Thailand flood loss	(2)	—	(2)
Tax indemnification accrual adjustment	3	—	3
Acquisitions/dispositions	6	2	4

Adjusted operating income	$438	$391	$47	12.0%

Net Sales

Net sales increased by $339 million or 9.2%. The strengthening of foreign currencies, particularly the European euro and Australian dollar increased reported net sales by $60 million, or 1.7%. Acquisitions net of dispositions increased net sales by $65 million. As a result, adjusted net sales increased by $214 million or 5.8% due to the impact of pricing actions and a favorable shift in sales mix partially offset by the negative impact of a 4.9% decline in unit volumes.

The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Six Months 2012

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	(4.9)%		2.2%		8.5%		0.0%		1.7%		1.7%		9.2%

Operating Income

Operating income decreased by $120 million, or 36.3%. The year-over-year net impact of the changes in foreign currency exchange rates, restructuring charges, and the other factors identified in the preceding table decreased operating income by $167 million. Adjusted operating income increased $47 million or 12.0% due in part to the increase in adjusted operating segment income in the Coffee & Tea business segment and a reduction in general corporate expenses, excluding the significant items noted above, partially offset by the unfavorable impact of a $6 million decline in unrealized commodity mark-to-market derivative income versus the prior year. General corporate expenses, as reported, increased $151 million due to a $157 million increase in restructuring and spin-off related charges and a $32 million impairment charge partially offset by $5 million in net gains related to the HBI tax settlement, a tax indemnification accrual adjustment, a litigation accrual and flood losses. The remaining $33 million decrease in general corporate expenses was due to headcount reductions and other cost savings initiatives and lower benefit plan expenses. The individual components that impacted operating income are discussed in more detail below.

Gross Margin

Gross margin dollars in the first six months of 2012 increased $65 million over the prior year due to an improved sales mix and savings from continuous improvement programs which were only partially offset by the impact of lower unit volumes; higher commodity costs, excluding mark-to-market derivative gains/losses; and a year-over-year increase in mark-to-market losses related to unrealized commodity derivatives. The gross margin percent decreased from 33.9% in the first six months of 2011 to 32.6% in the first six months of 2012 primarily due to the impact of higher commodity costs.

Selling, General and Administrative Expenses

	Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$183	$158	$25	15.8%
Other	664	643	21	3.2

Total business segments	847	801	46	5.7
General corporate expenses	100	68	32	46.8
Mark-to-market derivative (gains) / losses	(1)	(3)	2	56.9
Amortization of identifiable intangibles	6	6	—	(1.4)

Total SG&A Expenses	$952	$872	$80	9.1%

Selling, general and administrative (SG&A) expenses increased by $80 million, or 9.1%. Measured as a percent of sales, SG&A expenses decreased from 23.7% in 2011 to 23.6% in 2012. Changes in foreign currency exchange rates increased SG&A costs by $16 million, or 1.9%. The remaining increase in SG&A expenses is $64 million, or 7.2%. SG&A expenses in the business segments increased by $46 million, or 5.7%, due to a $25 million increase in MAP spending. General corporate expenses increased $32 million versus the prior year as a result of an increase in charges related to restructuring actions and spin-off related costs partially offset by headcount reductions and lower employee benefit costs. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives increased SG&A expenses by $2 million due to a decline in the gains associated with derivative energy contracts.

Exit Activities and Other Significant Items

The reported results for the first six months of 2012 and 2011 reflect amounts recognized for actions associated with the corporation’s ongoing business improvement and cost reduction program and other exit and disposal actions. The charges related to exit activities, asset and business dispositions were $116 million in the first six months of 2012 versus $43 million in the first six months of 2011. As discussed in Note 8 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges primarily relate to contract termination costs, spin-off related advisory fees and the planned termination of employees related to both European and North American operations as part of initiatives related to the spin-off and the elimination of stranded overhead.

Impairment Charges

Impairment charges of $32 million were recognized in the first six months of 2012 related to the writedown of capitalized computer software that was determined to have no future use by the company.

Net Interest Expense

Net interest expense in the first six months of 2012 was $39 million, which was $11 million lower than the first six months of the prior year due to a $3 million decrease in interest expense and a $8 million increase in interest income. The decline in net interest expense was due to the refinancing of approximately $800 million of debt at lower interest rates near the end of the first quarter of 2011. The increase in interest income was due to investment returns on the proceeds received from business dispositions.

Debt Extinguishment Costs

In 2011, the corporation redeemed its $1.1 billion 6  1/4 % Notes due September 15, 2011 and recognized a $55 million charge associated with the early extinguishment of this debt. See Note 7 – “Debt Issuances and Redemptions” for additional information.

Income Tax Expense

Note 11 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	First Six Months
(In millions)	2012	2011
Continuing operations
Income before income taxes	$173	$227
Income tax expense	174	78
Effective tax rate	100.5%	34.4%

In the first six months of 2012, the corporation recognized tax expense of $174 million on pretax income from continuing operations of $173 million, or an effective tax rate of 100.5%. The tax expense and related effective tax rate on continuing operations were determined by applying a 41.1% estimated annual effective tax rate to pretax earnings and then recognizing $103 million of discrete tax items. The discrete tax items relate to the following:

•	$73 million of tax expense to establish a valuation allowance on net operating losses in France.

•

$79 million of tax expense to establish a deferred tax liability related to earnings that are no longer permanently reinvested in Spain offset by a tax benefit of $69 million primarily related to a decrease in the amount of unrecognized tax positions in Spain.

•	$20 million of tax expense associated with deferred taxes on unremitted foreign earnings.

The corporation’s 2012 estimated annual effective rate increased from 34.7% in the first six months of 2011 to 41.1% due primarily to an increase in the tax charge for the expected repatriation of a portion of 2012 earnings. The expected repatriation of a portion of 2012 earnings increases the 2012 estimated annual effective tax rate by 7%, which includes a 4% impact related to pretax charges for restructuring and other actions to be incurred by the international operations.

In the first six months of 2011, the corporation recognized tax expense of $78 million on pretax income from continuing operations of $227 million, or an effective tax rate of 34.4%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.7% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increased the 2011 estimated annual effective tax rate by 2%.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

The company reported a loss from continuing operations in the first six months of 2012 of $1 million as compared to income of $149 million in the prior year. The $150 million decline in earnings was due in large part to a $96 million increase in income tax expenses related to the tax items previously discussed and an increase in restructuring and impairment charges.

Diluted EPS from continuing operations was nil in the first six months of 2012 as compared to $0.23 in the first six months of 2011. Diluted EPS were impacted by lower average shares outstanding during the first six months of 2012, as the average shares outstanding declined from 649 million to 592 million. The lower average shares outstanding are due to the share repurchases in the prior year.

Discontinued Operations

Income (loss) from discontinued operations – The discontinued operations reported an after tax loss of $208 million in 2012 as compared to income of $299 million in 2011. The loss in 2012 was the result of a $345 million after tax impairment charge primarily related to the European bakery businesses. The year-over-year decline in results was due to the impairment charge noted above as well as an $83 million decline in results for the North American fresh bakery operations due primarily to the year-over-year change in the tax benefit related to tax basis differences.

The results of discontinued operations reported in the first six months of 2012 and 2011 represent a full six months of results for the foodservice beverage businesses in North America. The results for the remaining businesses in discontinued operations include less than a full six months due to the timing of the dispositions of these businesses.

Gain on sale of discontinued operations – In the first six months of 2012, the corporation completed the disposition of its fresh bakery, foodservice beverage and refrigerated dough businesses in North America as well as its European Spanish bakery business, its non-European insecticides businesses and a portion of the shoe care business and recognized a total pretax gain of $802 million ($463 million after tax). The tax provision on the refrigerated dough disposition was negatively impacted by a book/tax basis difference related to $254 million of goodwill that is not deductible. In the first six months of 2011, the corporation completed the disposition of its global body care and European detergents and air care businesses and recognized a pretax gain on the disposition of $1.141 billion ($579 million after tax). Further details regarding these transactions are included in Note 6 to the Consolidated Financial Statements, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the first six months of 2012, the corporation reported net income of $254 million versus $1.027 billion in the comparable period of the prior year. The decrease in net income was due to the $150 million decrease in income related to continuing operations due in large part to the higher tax provision and a $623 million decrease in net income from discontinued operations. The decrease in net income from discontinued operations was due to a $507 million decline in income from discontinued operations as well as a $116 million decline in the gain on the disposition of businesses.

Diluted EPS decreased from $1.58 per share in the first six months of 2011 to $0.42 per share in the first six months of 2012 due to the factors previously noted. Diluted EPS were impacted by lower average shares outstanding during the first six months of 2012 due to share repurchases in 2011.

Operating Results by Business Segment

Net sales and income before income taxes by business segment for 2012 and 2011 are as follows:

	Net Sales
	Quarter ended		Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
North American Retail	$741	$741	$1,425	$1,436
N.A. Foodservice and Specialty Meats	314	290	621	564
Coffee & Tea	998	899	1,920	1,627
Australian Bakery	35	35	73	71

Total business segments	2,088	1,965	4,039	3,698
Intersegment sales	(7)	(7)	(15)	(13)

Total net	$2,081	$1,958	$4,024	$3,685

	Income from Continuing Operations before Income Taxes
	Quarter ended		Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
North American Retail	$81	$84	$123	$144
N. A. Foodservice and Specialty Meats	33	38	60	61
Coffee & Tea	140	109	254	199
Australian Bakery	3	(1)	5	1

Total operating segment income	257	230	442	405
General corporate expense	(168)	(50)	(228)	(77)
Mark-to-market derivative gains/(losses)	15	(2)	4	10
Amortization of intangibles	(3)	(3)	(6)	(6)

Total operating income	101	175	212	332
Net interest expense	(18)	(21)	(39)	(50)
Debt extinguishment costs	—	(25)	—	(55)

Income from continuing operations before income taxes	$83	$129	$173	$227

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

Second Quarter 2012

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	(4.9)%		1.5%		4.4%		(1.1)%		0.0%		0.0%		(0.1)%
North American Foodservice & Specialty Meats	(0.4)		0.1		3.5		0.4		4.7		0.0		8.3
Coffee & Tea	(6.5)		5.1		11.8		1.2		0.9		(1.5)		11.0
Australian Bakery	(5.0)		(0.4)		5.3		0.3		0.0		1.5		1.7

Total Continuing Business	(4.9)%		2.9%		7.7%		0.1%		1.1%		(0.6)%		6.3%

First Six Months 2012

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	(6.0)%		0.8%		5.3%		(0.9)%		0.0%		0.0%		(0.8)%
North American Foodservice & Specialty Meats	(1.4)		(0.1)		4.4		(0.1)		7.2		0.1		10.1
Coffee & Tea	(5.1)		4.5		12.7		0.8		1.4		3.7		18.0
Australian Bakery	(9.0)		(1.2)		5.0		0.3		0.0		8.5		3.6

Total Continuing Business	(4.9)%		2.2%		8.5%		0.0%		1.7%		1.7%		9.2%

The following tables summarize the net sales and operating segment income for each of the business segments for 2012 and 2011 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter ended				Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change
Net Sales	$741	$741	$—	(0.1)%	$1,425	$1,436	$(11)	(0.8)%

Adjusted Net Sales	$741	$741	$—	(0.1)%	$1,425	$1,436	$(11)	(0.8)%

Operating segment income	$81	$84	$(3)	(3.5)%	$123	$144	$(21)	(14.8)%

Less: Increase/(decrease) in operating segment income from
Restructuring actions	$(1)	$—	$(1)		$(9)	$(1)	$(8)
Accelerated depreciation	(6)	—	(6)		(12)	—	(12)

Adjusted operating segment income	$88	$84	$4	4.8%	$144	$145	$(1)	(0.8)%

Gross margin %	28.4%	31.0%		(2.6)%	28.3%	30.5%		(2.2)%

Second Quarter –

Net sales and adjusted net sales were virtually unchanged from the prior year as the negative impact of lower unit volumes was offset by pricing actions and a favorable shift in sales mix. Unit volumes declined 4.9% due to lower volumes for frozen bakery products, dry sausage, cocktail links, and deli meats which more than offset volume increases for breakfast sausages. Pricing actions, net of trade promotions, increased net sales by 4.4%.

Operating segment income decreased by $3 million, or 3.5%, while adjusted operating segment income increased by $4 million, or 4.8%. The increase in operating segment income was the result of lower SG&A costs, savings from continuous improvement programs and lower MAP spending which were only partially offset by the impact of lower unit volumes and higher commodity costs, net of pricing actions.

First Six Months –

Net sales and adjusted net sales decreased by $11 million, or 0.8%, as a result of lower unit volumes, partially offset by pricing actions and a favorable shift in sales mix. Unit volumes declined 6.0% due to lower volumes for frozen bakery products, hot dogs, breakfast sandwiches, deli meats and smoked sausages which more than offset volume increases for breakfast sausages and corn dogs. Pricing actions, net of trade promotions, increased net sales by 5.3%.

Operating segment income decreased by $21 million, or 14.8%, while adjusted operating segment income decreased by $1 million, or 0.8%. The slight decrease in operating segment income was due to the impact of lower unit volumes and higher commodity costs, net of pricing actions, offset by savings from continuous improvement programs, lower SG&A costs and a favorable shift in sales mix.

North American Foodservice and Specialty Meats

	Quarter ended				Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change
Net Sales	$314	$290	$24	8.3%	$621	$564	$57	10.1%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—		$—	$—	$—
Acquisitions/dispositions	27	13	14		54	13	41

Adjusted net sales	$287	$277	$10	3.6%	$567	$551	$16	2.8%

Operating segment income	$33	$38	$(5)	(13.6)%	$60	$61	$(1)	(2.2)%

Less: Increase/(decrease) in operating segment income from
Restructuring actions	$—	$—	$—		$(1)	$—	$(1)
Accelerated depreciation	—	—	—		—	(2)	2
Acquisitions/dispositions	3	1	2		4	1	3

Adjusted operating segment income	$30	$37	$(7)	(19.0)%	$57	$62	$(5)	(8.5)%

Gross margin %	27.3%	30.1%		(2.8)%	27.0%	28.4%		(1.4)%

Second Quarter–

Net sales increased by $24 million, or 8.3%, while adjusted net sales increased by 3.6%. The increase in adjusted net sales was due to price increases in response to an increase in commodity costs partially offset by the impact of unit volume declines and an unfavorable shift in sales mix. Pricing actions increased sales by 3.5%. Overall, net unit volumes declined 0.4% as lower bakery volumes due to demand softness caused by the continued weak economic conditions were only partially offset by higher volumes for meat products, especially smoked sausage, corn dogs, cooked breakfast sausage and ham.

Operating segment income decreased by $5 million, or 13.6%. Adjusted operating segment income decreased by $7 million, or 19.0%, as the unfavorable impact of higher commodity costs, net of pricing actions, higher MAP and other SG&A costs and an unfavorable shift in sales mix offset continuous improvement savings.

First Six Months–

Net sales increased by $57 million, or 10.1%, while adjusted net sales increased $16 million, or 2.8%. The increase in adjusted net sales was due to the impact of price increases in response to an increase in commodity costs partially offset by unit volume declines and an unfavorable shift in sales mix. The pricing actions increased sales by 4.4%. Overall, net unit volumes declined 1.4% as lower bakery volumes due to demand softness caused by the continued weak economic conditions were only partially offset by higher volumes for meat products, especially smoked sausage, cooked breakfast sausage and corn dogs.

Operating segment income decreased by $1 million, or 2.2%. Adjusted operating segment income decreased by $5 million, or 8.5%, as the unfavorable impact of higher commodity costs, net of pricing actions, lower unit volumes and higher MAP spending were only partially offset by continuous improvement savings.

Coffee & Tea

	Quarter ended				Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change
Net Sales	$998	$899	$99	11.0%	$1,920	$1,627	$293	18.0%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$12	$(12)		$—	$(54)	$54
Acquisitions/Dispositions	10	1	9		26	2	24

Adjusted net sales	$988	$886	$102	11.6%	$1,894	$1,679	$215	12.9%

Operating segment income	$140	$109	$31	28.7%	$254	$199	$55	27.7%

Less: Increase/(decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$(1)	$1		$—	$(10)	$10
Restructuring actions	(4)	(33)	29		(13)	(35)	22
Acquisitions/dispositions	—	1	(1)		2	1	1

Adjusted operating segment income	$144	$142	$2	1.8%	$265	$243	$22	9.1%

Gross margin %	38.0%	39.5%		(1.5)%	37.4%	38.3%		(0.9)%

Second Quarter–

Net sales increased by $99 million, or 11.0%. The impact of foreign currency changes, particularly in the Brazilian real, decreased reported net sales by $12 million, while acquisitions net of dispositions increased net sales by $9 million. Adjusted net sales increased by $102 million, or 11.6%. The increase was due to pricing actions and a favorable shift in sales mix partially offset by lower unit volumes. Pricing actions increased net sales by 11.8%. Unit volumes decreased 6.5% due to volume declines in the retail channel and foodservice channels. Retail volumes in Europe declined due to lower volumes for traditional roast and ground, due in part to the withdrawal from private label business in France and the weak economic conditions throughout Europe, partially offset by increases in single serve coffee volumes. Instant coffee volumes declined due to the flooding in Thailand while unit volumes in Brazil were virtually flat. Foodservice channel volumes declined due to lower unit volumes in Europe despite increases in coffee concentrate volumes.

Operating segment income increased by $31 million, or 28.7%. Adjusted operating segment income increased by $2 million, or 1.8%, due to the impact of a favorable shift in sales mix and pricing actions partially offset by higher commodity costs (net of foreign currency raw material hedging losses of $1 million), lower unit volumes and higher MAP spending.

First Six Months–

Net sales increased by $293 million, or 18.0%. The impact of foreign currency changes, particularly in the European euro and Australian dollar, increased reported net sales by $54 million, while acquisitions net of dispositions increased net sales by $24 million. Adjusted net sales increased by $215 million, or 12.9%. The increase was due to pricing actions, a favorable shift in sales mix, and higher green coffee export sales partially offset by lower unit volumes. Pricing actions increased net sales by 12.7%. Unit volumes decreased 5.1% due to volume declines in the retail and foodservice channels. Retail volumes in Europe declined due to lower volumes for traditional roast and ground, due in part to the withdrawal from private label business in France and the weak economic conditions throughout Europe, partially offset by increases in single serve coffee volumes in Spain, France and Belgium. Instant coffee volumes declined due to the flooding in Thailand while unit volumes in Brazil were virtually flat. Unit volumes in the foodservice channel decreased slightly as higher unit volumes in Europe, driven by increases in coffee concentrates, were offset by lower export volumes.

Operating segment income increased by $55 million, or 27.7%. Adjusted operating segment income increased by $22 million, or 9.1% due to the impact of pricing actions and a favorable shift in sales mix partially offset by higher commodity costs (net of foreign currency raw material hedging gains of $37 million), lower unit volumes and higher MAP spending.

Australian Bakery

	Quarter ended				Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change	Dec. 31, 2011	Jan. 1, 2011	Change	Percent Change
Net Sales	$35	$35	$—	1.7%	$73	$71	$2	3.6%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—		$—	$(6)	$6

Adjusted net sales	$35	$35	$—	0.2%	$73	$77	$(4)	(4.9)%

Operating segment income (loss)	$3	$(1)	$4	NM %	$5	$1	$4	NM %

Less: Increase/(decrease) in operating segment income (loss) from
Changes in foreign currency exchange rates	$—	$—	$—		$—	$—	$—

Adjusted operating segment income	$3	$(1)	$4	NM %	$5	$1	$4	NM %

Gross margin %	25.6%	22.7%		2.9%	27.5%	25.9%		1.6%

Second Quarter–

Net sales increased by less than $1 million, or 1.7%. The impact of foreign currency changes, particularly in the Australian dollar, increased reported net sales by less than $1 million. Adjusted net sales were virtually unchanged from the prior year as lower unit volumes were offset by the positive impact of price increases, which increased net sales by 5.3%. Net unit volumes decreased 5.0%.

Operating segment income and adjusted operating segment income increased by $4 million. The net impact of the change in foreign currency exchange rates was less than $1 million. The increase in adjusted operating segment income was due to pricing actions partially offset by the negative impact of lower unit volumes and higher commodity costs.

First Six Months–

Net sales increased by $2 million, or 3.6%. The impact of foreign currency changes, particularly in the Australian dollar, increased reported net sales by $6 million. Adjusted net sales decreased $4 million, or 4.9% as lower unit volumes offset the positive impact of price increases, which increased net sales by 5.0%. Net unit volumes decreased 9.0%.

Operating segment income and adjusted operating segment income increased by $4 million. The net change in foreign currency exchange rates increased operating segment income by less than $1 million. Adjusted operating segment income increased as a result of pricing actions which offset the negative impact of lower unit volumes and higher commodity costs.

Financial Condition

The Consolidated Statements of Cash Flows include amounts related to discontinued operations. The discontinued operations had a significant impact on the cash flows from operating activities for the first six months of 2012 and 2011. See Note 6 – “Discontinued Operations” for additional information regarding cash flows related to discontinued operations.

Cash from (used in) Operating Activities

The cash from operating activities generated by continuing and discontinued operations in the first six months of 2012 and 2011 is summarized in the following table.

	Six Months ended
(In millions)	Dec. 31, 2011	Jan. 1, 2011
Cash from Operating Activities:
Continuing Operations	$79	$34
Discontinued Operations	(46)	199

Total	$33	$233

The cash from operating activities declined $200 million versus the prior year due to the decline in cash generated by discontinued operations as a result of the impact of business dispositions as well as an increase in cash contributions to pension plans and an increase in cash paid for restructuring and spin-off related activities. These declines in cash from operating activities were partially offset by a decrease in cash paid for income taxes and interest as well as the favorable impact of improved working capital management and operating results, excluding significant items, for continuing operations.

Cash from (used in) Investing Activities

The cash provided by investing activities was $1.3 billion in the first six months of 2012, as compared to $1.8 billion of cash provided by investing activities in 2011. The decrease in cash generated by investing activities was due to a $537 million decline in the amount of proceeds received from business dispositions. The cash received from derivative transactions declined from $36 million in 2011 to $25 million in 2012 due primarily to a decrease in cash received on the settlement of foreign exchange derivative contracts. Capital expenditures for the purchases of property, equipment, software and other intangibles decreased by $15 million in 2012 due in part to a reduction in expenditures related to the new Kansas City meat plant which was completed in 2011.

Cash from (used in) Financing Activities

Net cash used in financing activities declined by $581 million. The year-over-year change was due to a $645 million reduction in cash expended for share repurchases partially offset by a $170 million increase in repayments of debt and related derivatives, net of new borrowings. The company has indicated that it has no plans for any additional share repurchases after the amounts repurchased in 2011. In the first six months of 2012, the corporation had net repayments of short-term and long-term debt of $297 million, which included the payment of $156 million related to derivatives associated with this debt. The company had net repayments of $127 million during the first six months of the prior year due to the redemption of the company’s 6  1/4% Notes, net of the issuance of $800 million of new debt. See Note 7 to the Consolidated Financial Statements, “Debt Issuances and Redemptions,” for further details regarding these refinancing actions. In 2012, there was $10 million of cash paid to acquire a noncontrolling interest portion of a business prior to the disposition of the entire business. The dividends paid in 2012 are $82 million lower than the prior year as the prior year amount includes one more dividend payment than the current year due to the timing of the payments. In addition, the current year dividend amount was impacted by the share repurchases made in 2011.

Liquidity

Notes Payable/Cash and Equivalents

The balance of notes payable at December 31, 2011 of $122 million was $116 million lower than the amount reported at July 2, 2011. The corporation had cash and cash equivalents on the balance sheet at December 31, 2011 of $2.751 billion, which was $685 million higher than the balance at July 2, 2011 as a result of the receipt of $1.5 billion of proceeds on business dispositions. A combination of new borrowings and cash were used to fund the repayment of approximately $440 million of debt and related derivatives, increased contributions to pension plans and the cost of restructuring and spin-off related activities. In addition, changes in foreign currency rates reduced cash by $243 million during the year.

Anticipated Business Dispositions/Use of Proceeds

In January 2011, the corporation announced that its board of directors has agreed in principle to divide the company into two separate, publicly traded companies which is expected to be completed in the fourth quarter of 2012. Under the current plan, the international coffee and tea business will be spun-off, tax-free, into a new public company (spin-off). The other company will primarily consist of Sara Lee’s current North American retail, foodservice and specialty meats businesses. The separation plan is subject to final approval by the board of directors, other customary approvals and the receipt of an IRS tax ruling.

In conjunction with this planned separation, the board of directors intends to declare a $3.00 per share dividend on the corporation’s common stock. This special dividend is expected to be declared and paid in the fourth quarter of 2012.

Credit Facility and Credit Ratings

The corporation has a $1.2 billion revolving credit facility that is set to expire on the earlier of June 4, 2013 or the date on which the spin-off of the coffee and tea business is consummated. The credit facility has a facility fee of 0.175% and a participation fee of 1.075% of any outstanding letters of credit under the facility. A supplemental commitment fee of 0.05% becomes effective on each of June 30, September 30, and December 31 of 2012 if the facility is still in place on those dates. At December 31, 2011, the corporation did not have any borrowings outstanding under this facility, but it did have approximately $156 million of letters of credit outstanding under this credit facility. The facility does not mature or terminate upon a credit rating downgrade.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of December 31, 2011, were as follows:

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Negative
FitchRatings	BBB	F-2	Stable

In January 2011, Moody’s Investor Service placed the company’s long-term rating under review for possible downgrade, likely limited to one notch. It also affirmed the company’s P-2 rating on short-term borrowings. In September 2011, FitchRatings placed the company’s ratings on Rating Watch Evolving, which reflects that significant uncertainty exists as Sara Lee nears its targeted completion for the spin-off of the coffee and tea business. Rating Watch Evolving indicates that the ratings may be upgraded, downgraded or affirmed.

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

Debt

The corporation’s total long-term debt decreased $83 million in the first six months of 2012, from $2.408 billion at July 2, 2011, to $2.325 billion at December 31, 2011, primarily as a result of the repayment of debt and changes in foreign currency exchange rates. The corporation’s total long-term debt is due to be repaid as follows: $390 million in the remainder of 2012; $518 million in 2013; $20 million in 2014; $81 million in 2015; $404 million in 2016; $2 million in 2017 and $910 million thereafter. These maturing debt obligations are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

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

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 88.1% fixed-rate debt as of December 31, 2011, as compared with 68.3% as of July 2, 2011. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Covenants

The corporation’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the corporation is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income attributable to Sara Lee plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended December 31, 2011 the corporation’s interest coverage ratio was 7.7 to 1.0.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations for continuing operations are scheduled to be paid as follows: $25 million in the remainder of 2012; $41 million in 2013; $31 million in 2014; $25 million in 2015; $20 million in 2016; $14 million in 2017 and $54 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $7 million in the remainder of 2012; $11 million in 2013; $10 million in 2014; $8 million in 2015; $2 million in 2016; nil in 2017 and $27 million, thereafter.

The corporation has various funding obligations and certain contingent guaranty obligations that are outlined below.

Pension Plans

The funded status of the corporation’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. For continuing operations, the U.S. plans were underfunded by $121 million and the international plans were overfunded by $159 million as of the end of 2011. Further information on the corporation’s pension plans is contained in Note 10 to these Consolidated Financial Statements. The corporation anticipates recognizing income of approximately $14 million in continuing operations in 2012 for its defined benefit pension plans.

The corporation contributed $121 million in the first six months of 2012 to these defined benefit pension plans, which includes a €60 million contribution to the company’s Dutch pension plan related to an agreement with the unions to restructure this plan. The corporation anticipates that approximately $220 million of cash contributions will be made for the entire fiscal year, of which approximately $214 million relates to its international plans. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2012 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 - Defined Benefit Pension Plans to the Consolidated Financial Statements, that are included in the corporation’s 2011 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

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

The corporation’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $3 million in 2011 and $4 million in 2010. The corporation’s regularly scheduled contributions to MEPPs related to its sold North American fresh bakery operations totaled approximately $45 million in 2011 and $43 million in 2010. The corporation also recognized charges (credits) for partial withdrawal liabilities related to MEPPs, which are reported in discontinued operations, of approximately $3 million in the first six months of 2012, $(3) million in 2011 and $23 million in 2010. The $3 million credit in 2011 is an adjustment of an estimate made in 2010.

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

The corporation currently estimates that the continuing operation’s tax expense for the repatriation of a portion of 2012 and prior year foreign earnings to the U.S. will be approximately $53 million, with the majority of these taxes expected to be paid during 2012. In addition, the corporation has recognized $33 million of tax expense in the first six months of 2012 related to the repatriation of the gain on the sale of the insecticides business. It is anticipated that the majority of the cash taxes related to this repatriation action will be paid during 2012.

Restructuring Actions Liabilities

The corporation has recognized amounts for various restructuring charges. At December 31, 2011, the corporation had recognized cumulative liabilities of approximately $220 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

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

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

First Six Months 2012
Interest rates	$18	$24	1 day	95%
Foreign exchange	28	26	1 day	95

Year End 2011
Interest rates	$21	$24	1 day	95%
Foreign exchange	15	18	1 day	95

Interest rate value at risk decreased over 2011 due to a decrease in short term debt and rate volatilities. Increases in foreign exchange value at risk amounts in 2012 were primarily due to increases in the volatilities of both the euro and Brazilian real.

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the second quarter of 2012 and the end of 2011, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $13 million and $22 million, respectively.

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

Multiemployer Pension Plans (MEPPs) – In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update which expands the disclosure requirements regarding MEPPs. The new disclosures will require more information about an employer’s financial obligation to a MEPP including, among other things: i) the amount of an employer’s contribution made to each significant plan or to all plans in the aggregate; ii) an indication if the employer’s contribution represents more than 5% of total MEPP contributions; iii) an estimate of the funded status of the MEPP; and iv) an indication if any MEPPs are subject to a funding improvement plan. The new disclosures will be required for the first time for the corporation at the end of 2012 but can be adopted early, if elected. This new standard will not have an impact on our consolidated results of operations, financial position or cash flows.

Goodwill Impairment Test – In September 2011, the FASB amended its standards related to goodwill impairment testing with the objective being to simplify the annual goodwill impairment process by allowing entities to use qualitative factors first before performing the traditional two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The new standard would be effective for the corporation’s goodwill impairment test in 2013 but we are permitted to adopt early. However, the corporation has not yet determined if this standard will be adopted early. Because the measurement of a potential impairment has not changed, the standard will not have an impact on our consolidated results of operations, financial position or cash flows.

Comprehensive Income – The FASB amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment is retroactively effective for the corporation beginning in the first quarter of fiscal 2013. This standard will not have an impact on our consolidated results of operations, financial position or cash flows.

Fair Value Measurement and Disclosure – In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. generally accepted accounting principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe certain of the US GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments are to be applied prospectively and will be effective beginning in 2013 for the corporation. Early application is not permitted. We do not expect adoption of these amendments to have a significant impact on our consolidated results of operations, financial position or cash flows.

Forward-Looking Information

This document contains certain forward-looking statements, including the anticipated costs and benefits of restructuring, transformation and Project Accelerate actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments, projected capital expenditures, cash tax payments, pension settlement amounts and effective tax rates. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•

Sara Lee’s proposed spin-off plans and the special dividend announced on Jan. 28, 2011, such as (i) unanticipated developments that delay or negatively impact the proposed spin-off and capital plans; (ii) Sara Lee’s ability to obtain an IRS tax ruling and any other customary approvals; (iii) Sara Lee’s ability to generate the anticipated efficiencies and savings from the spin-off including a lower effective tax rate for the spin-off company; (iv) the impact of the spin-off on Sara Lee’s relationships with its employees, major customers and vendors and on Sara Lee’s credit ratings and cost of funds; (v) changes in market conditions; (vi) future opportunities that the Board may determine present greater potential value to shareholders than the spin-off and special dividend; (vii) disruption to Sara Lee’s business operations as a result of the spin-off; (viii) future operating or capital needs that require a more significant outlay of cash than currently anticipated; and (ix) the ability of the businesses to operate independently following the completion of the spin-off;

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

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Issuer Purchases of Equity Securities

The following table outlines Sara Lee’s purchases of shares of its common stock during the second quarter of 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 2, 2011 to Nov. 5, 2011	—	—	—	13,459,121	$1.2 billion
Nov. 6, 2011 to Dec. 3, 2011	—	—	—	13,459,121	$1.2 billion
Dec. 4, 2011 to Dec. 31, 2011	—	—	—	13,459,121	$1.2 billion
Total	—	—	—	13,459,121	$1.2 billion

(1)	Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of December 31, 2011, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 its Board of Directors had increased this repurchase program by $2.0 billion shares (for a total authorization of $3.0 billion shares). As of December 31, 2011, $1.8 billion of shares have been repurchased under this program. There is no expiration date for either program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Agreement dated August 30, 2011 between Sara Lee Corporation and Michiel Herkemij

10.2	Fiscal Years 2012-2014 Program Frequently Asked Questions.

10.3	Form of Fiscal Year 2012 Performance-Based Restricted Stock Unit Grant Notice and Agreement

10.4	Form of Fiscal Year 2012 Restricted Stock Unit Grant Notice and Agreement

10.5	Form of Fiscal Year 2012 Stock Option Grant Notice and Agreement

10.6	Fiscal Year 2012 Annual Incentive Plan Program Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Sara Lee Corporation Quarterly Report on Form 10-Q for the six months ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Common Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ John P. Zyck
John P. Zyck
Corporate Controller

DATE: February 7, 2012