Form 10-Q
period 2012-03-31
Sara Lee Corp
filed 2012-05-08
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On March 31, 2012, the Registrant had 593,440,433 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

SARA LEE CORPORATION AND SUBSIDIARIES

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at March 31, 2012 and July 2, 2011

(Unaudited)

In millions	March 31, 2012	July 2, 2011
Assets
Cash and equivalents	$2,655	$2,066
Trade accounts receivable, less allowances	734	828
Inventories
Finished goods	435	423
Work in process	34	36
Materials and supplies	438	425

	907	884
Current deferred income taxes	35	42
Other current assets	324	261
Assets held for sale	5	503

Total current assets	4,660	4,584

Property, net of accumulated depreciation of $2,120 and $2,057, respectively	1,300	1,380
Trademarks and other identifiable intangibles, net	400	282
Goodwill	599	624
Deferred income taxes	139	260
Pension asset	427	265
Other noncurrent assets	244	236
Noncurrent assets held for sale	5	1,902

	$7,774	$9,533

Liabilities and Equity
Notes payable	$187	$238
Accounts payable	693	875
Income taxes payable and current deferred taxes	615	468
Other accrued liabilities	1,061	1,576
Current maturities of long-term debt	985	473
Liabilities held for sale	—	492

Total current liabilities	3,541	4,122

Long-term debt	954	1,935
Pension obligation	225	216
Deferred income taxes	211	179
Other liabilities	698	823
Noncurrent liabilities held for sale	—	284
Contingencies and commitments (Note 12)
Equity
Sara Lee common stockholders’ equity	2,145	1,945
Noncontrolling interest	—	29

Total Equity	2,145	1,974

	$7,774	$9,533

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Quarters and Nine Months ended March 31, 2012 and April 2, 2011

(Unaudited)

	Quarter ended		Nine Months ended
In millions, except per share data	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
Continuing Operations
Net sales	$1,899	$1,860	$5,923	$5,545

Cost of sales	1,312	1,226	4,024	3,664
Selling, general and administrative expenses	458	436	1,410	1,308
Net charges for exit activities, asset and business dispositions	63	4	179	47
Impairment charges	—	—	32	—

Operating income	66	194	278	526
Interest expense	29	25	88	87
Interest income	(11)	(9)	(31)	(21)
Debt extinguishment costs	—	—	—	55

Income from continuing operations before income taxes	48	178	221	405
Income tax expense	10	54	184	132

Income from continuing operations	38	124	37	273

Discontinued operations
Income (loss) from discontinued operations net of tax expense (benefit) of $(23), $8, $(155) and $(166)	20	3	(188)	302
Gain (loss) on sale of discontinued operations, net of tax expense of $29, $14, $368 and $576	(60)	29	403	608

Net income (loss) from discontinued operations	(40)	32	215	910

Net income (loss)	(2)	156	252	1,183
Less: Income from noncontrolling interests, net of tax
Discontinued operations	—	3	3	7

Net income (loss) attributable to Sara Lee	$(2)	$153	$249	$1,176

Amounts attributable to Sara Lee:
Net income from continuing operations	$38	$124	$37	$273
Net income (loss) from discontinued operations	(40)	29	212	903

Net income (loss) attributable to Sara Lee	$(2)	$153	$249	$1,176

Earnings per share of common stock
Basic
Income from continuing operations	$0.06	$0.21	$0.06	$0.43

Net income (loss)	$0.00	$0.25	$0.42	$1.86

Average shares outstanding	593	605	592	632

Diluted
Income from continuing operations	$0.06	$0.20	$0.06	$0.43

Net income (loss)	$0.00	$0.25	$0.42	$1.85

Average shares outstanding	597	609	595	635

Cash dividends declared per share of common stock	$0.115	$0.115	$0.23	$0.23

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

For the period July 3, 2010 to March 31, 2012

(Unaudited)

		Sara Lee Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at July 3, 2010	$1,515	$7	$17	$2,472	$(97)	$(912)	$28

Net income	1,296	—	—	1,287	—	—	9
Translation adjustments, net of tax	332	—	—	—	—	332	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	7	—	—	—	—	7	—
Pension/Postretirement activity, net of tax	317	—	—	—	—	317	—

Comprehensive income	1,952						9

Dividends on common stock	(278)	—	—	(278)	—	—	—
Dividends paid on noncontrolling interest/Other	(5)	—	—	—	—	—	(5)
Disposition of noncontrolling interest	(3)	—	—	—	—	—	(3)
Stock issuances—
Restricted stock	28	—	19	9	—	—	—
Stock option and benefit plans	58	—	58	—	—	—	—
Share repurchases and retirement	(1,313)	(1)	(55)	(1,257)	—	—	—
ESOP tax benefit, redemptions and other	20	—	—	—	20	—	—

Balances at July 2, 2011	1,974	6	39	2,233	(77)	(256)	29

Net income	252	—	—	249	—	—	3
Translation adjustments, net of tax	65	—	—	—	—	65	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(12)	—	—	—	—	(12)	—
Pension/Postretirement activity, net of tax	(10)	—	—	—	—	(10)	—

Comprehensive income	295						3

Dividends on common stock	(138)	—	—	(138)	—	—	—
Dividends paid on noncontrolling interest	(2)	—	—	—	—	—	(2)
Disposition of noncontrolling interest	(29)	—	—	—	—	—	(29)
Repurchase of noncontrolling interest	(10)	—	(9)	—	—	—	(1)
Stock issuances—
Restricted stock	(14)	—	(7)	(7)	—	—	—
Stock option and benefit plans	66	—	66	—	—	—	—
ESOP tax benefit, redemptions and other	3	—	(2)	—	5	—	—

Balances at March 31, 2012	$2,145	$6	$87	$2,337	$(72)	$(213)	$—

Total comprehensive income was $1.470 billion in the first nine months of 2011, of which $1.463 billion was attributable to Sara Lee.

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months ended March 31, 2012 and April 2, 2011

(Unaudited)

	Nine Months ended
In millions	March 31, 2012	April 2, 2011
OPERATING ACTIVITIES—
Net income	$252	$1,183
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	197	225
Amortization	35	62
Impairment charges	418	—
Net (gain) loss on business dispositions	(771)	(1,184)
Pension contributions, net of expense	(197)	(76)
Refundable tax on Senseo payments	(43)	—
Increase in deferred income taxes for unremitted earnings	25	234
Increase (decrease) in deferred income taxes for tax basis differences	122	(227)
Debt extinguishment costs	—	55
Other	(41)	35
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	42	136
Inventories	(77)	(268)
Other current assets	31	(105)
Accounts payable	(70)	(10)
Accrued liabilities	(133)	(83)
Accrued taxes	70	315

Net cash from (used in) operating activities	(140)	292

INVESTING ACTIVITIES—
Purchases of property and equipment	(193)	(238)
Purchases of software and other intangibles	(178)	(14)
Acquisitions of businesses	(29)	(32)
Dispositions of businesses and investments	2,035	2,182
Cash received from derivative transactions	49	72
Sales of assets	2	10

Net cash received from investing activities	1,686	1,980

FINANCING ACTIVITIES—
Issuances of common stock	62	20
Purchases of common stock	—	(1,313)
Borrowings of other debt	173	1,032
Repayments of other debt and derivatives	(715)	(1,352)
Net change in financing with less than 90-day maturities	(109)	483
Purchase of noncontrolling interest	(10)	—
Payments of dividends	(203)	(217)

Net cash used in financing activities	(802)	(1,347)

Effect of changes in foreign exchange rates on cash	(155)	252

Increase in cash and equivalents	589	1,177
Add: Cash balances of discontinued operations at beginning of year	—	—
Less: Cash balances of discontinued operations at end of period	—	—
Cash and equivalents at beginning of year	2,066	955

Cash and equivalents at end of quarter	$2,655	$2,132

Supplemental Cash Flow Data:
Cash paid for restructuring actions	$354	$82
Cash contributions to pension plans	187	115
Cash paid for income taxes	180	219

See accompanying Notes to Consolidated Financial Statements.

SARA LEE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements for the quarter and nine months ended March 31, 2012 and April 2, 2011 have not been audited by an independent registered public accounting firm, but in the opinion of Sara Lee Corporation (corporation or company), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of July 2, 2011 has been derived from the corporation’s audited financial statements included in our Annual Report on Form 10-K for the year ended July 2, 2011. The fresh bakery, refrigerated dough and foodservice beverage businesses in North America as well as the international household and body care and European bakery businesses are presented as discontinued operations in the corporation’s consolidated financial statements. See Note 6 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

The corporation’s fiscal year ends on the Saturday closest to June 30. Fiscal 2012 ends on June 30, 2012. The third quarter and first nine months of fiscal 2012 ended on March 31, 2012 and the third quarter and first nine months of fiscal 2011 ended on April 2, 2011. Each of the quarters was a thirteen-week period and each of the nine month periods was a thirty-nine week period. Fiscal 2012 and fiscal 2011 are both 52-week years. Unless otherwise stated, references to years relate to fiscal years.

Income statement correction – During the third quarter of 2012, the corporation identified that the lease termination costs associated with its U.S. corporate headquarters, the majority of which were initially recorded in the second quarter of 2012, were overstated by $7.4 million. The impact of correcting this error reduced the net charges for exit activities, asset and business dispositions by $7.4 million in the third quarter of 2012. The corporation has concluded that this error did not materially misstate the third quarter 2012 financial statements or any previously issued financial statements.

Spin-off of the international coffee and tea business – In January 2011, the corporation announced that its board of directors has agreed in principle to divide the company into two separate, publicly traded companies which is expected to be completed in the fourth quarter of 2012. Under the current plan, the international coffee and tea business will be spun-off, tax-free, into a new public company (spin-off) to be domiciled in the Netherlands and named D. E MASTER BLENDERS 1753 B.V. The remaining company will primarily consist of Sara Lee’s current North American retail, foodservice and specialty meats businesses. The corporation has received a Private Letter Ruling from the IRS which confirms that key requirements for tax-free treatment of the spin-off will be satisfied, but the separation plan is subject to final approval by the board of directors and other customary approvals.

Sara Lee previously announced that as part of the spin-off process, Sara Lee will spin-off all of the shares of its U.S. subsidiary that holds its Coffee & Tea business. Immediately after that spin-off occurs, the U.S. subsidiary will pay a $3.00 special dividend to Sara Lee shareholders who receive shares of the spun-off business. The corporation does not expect to declare or pay any additional dividends before the spin-off.

2.	Net Income (Loss) Per Share

The computation of net income per share only includes results attributable to Sara Lee and does not include earnings related to noncontrolling interests. Net income per share – basic is computed by dividing net income attributable to Sara Lee by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter and nine months ended March 31, 2012, options to purchase 0.6 million and 1.1 million shares, respectively, of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and nine months ended April 2, 2011, options to purchase 6.9 million and 11.9 million shares, respectively, of the corporation’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods.

The average shares outstanding declined in the third quarter and first nine months of 2012 as compared to the third quarter and first nine months of 2011 as a result of shares repurchased in 2011. During 2011, the corporation repurchased 80.2 million shares of common stock for $1.3 billion, a significant portion of which were repurchased in the third quarter of 2011. As of March 31, 2012, the corporation was authorized to repurchase approximately $1.2 billion of common stock under its existing share repurchase program, plus 13.5 million shares of common stock that remain authorized for repurchase under the corporation’s prior share repurchase program. The corporation repurchases common stock at times management deems appropriate. However, the corporation does not expect to continue with any further share repurchases.

The following is a reconciliation of net income (loss) to net income (loss) per share – basic and diluted – for the third quarter and first nine months of 2012 and 2011 (per share amounts are rounded and may not add to total):

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter ended		Nine Months ended
	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
Amounts attributable to Sara Lee
Income from continuing operations	$38	$124	$37	$273
Income (loss) from discontinued operations, net of tax	(40)	29	212	903

Net income (loss)	$(2)	$153	$249	$1,176

Average shares outstanding – Basic	593	605	592	632
Dilutive effect of stock option and award plans	4	4	3	3

Diluted shares outstanding	597	609	595	635

Earnings per common share – Basic
Income from continuing operations	$0.06	$0.21	$0.06	$0.43
Income (loss) from discontinued operations	(0.07)	0.05	0.36	1.43

Net income (loss)	$0.00	$0.25	$0.42	$1.86

Earnings per common share – Diluted
Income from continuing operations	$0.06	$0.20	$0.06	$0.43
Income (loss) from discontinued operations	(0.07)	0.05	0.36	1.42

Net income (loss)	$0.00	$0.25	$0.42	$1.85

3.	Segment Information

The following is a general description of the corporation’s four business segments:

•

North American Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America. The business segment also includes the corporation’s U.S. Senseo retail coffee business, which the company exited by March 2012.

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

The following is a summary of net sales and operating segment income by business segment:

	$5,545	$5,545	$5,545	$5,545
	Net Sales
(In millions)	Third Quarter 2012	Third Quarter 2011	Nine Months 2012	Nine Months 2011
North American Retail	$675	$670	$2,100	$2,106
North American Foodservice and Specialty Meats	260	243	881	807
Coffee & Tea	938	925	2,858	2,552
Australian Bakery	30	29	103	100

Total business segments	1,903	1,867	5,942	5,565

Intersegment sales	(4)	(7)	(19)	(20)

Net sales	$1,899	$1,860	$5,923	$5,545

	$5,545	$5,545	$5,545	$5,545
	Income Before Income Taxes
(In millions)	Third Quarter 2012	Third Quarter 2011	Nine Months 2012	Nine Months 2011
North American Retail	$72	$82	$195	$226
North American Foodservice and Specialty Meats	17	21	77	82
Coffee & Tea	106	134	360	333
Australian Bakery	(2)	—	3	1

Total operating segment income	193	237	635	642
General corporate expenses	(113)	(47)	(341)	(124)
Mark-to-market derivative gains/(losses)	(10)	8	(6)	18
Amortization of intangibles	(4)	(4)	(10)	(10)

Operating income	66	194	278	526
Net interest expense	(18)	(16)	(57)	(66)
Debt extinguishment costs	—	—	—	(55)

Income before income taxes	$48	$178	$221	$405

As previously noted, Aidells and Gallo Salame were moved from the North American Retail segment to the North American Foodservice and Specialty Meats segment. Segment assets have also been revised to reflect the assets of the North American foodservice beverage and European bakery businesses as net assets held for sale. A summary of the segment assets as of March 31, 2012 and July 2, 2011 is as follows:

(In millions)	Mar. 31, 2012	July 2, 2011
North American Retail[1]	$1,281	$1,313
North American Foodservice and Specialty Meats	480	499
Coffee & Tea	2,441	2,334
Australian Bakery	65	66

Total business segments	4,267	4,212
Net assets held for sale	10	2,405
Other[2]	3,497	2,916

Total Assets	$7,774	$9,533

[1]

Certain fixed assets in the North American Retail segment also support production within the North American Foodservice and Specialty Meats segment. However, the corporation does not allocate these shared assets across segments.

[2]

Principally cash and cash equivalents, certain corporate fixed assets, deferred tax assets and certain other noncurrent assets. Also includes noncurrent pension assets, the majority of which are related to international plans

4.	Business Acquisitions and Trademark Investment

In December 2011, the company acquired CoffeeCompany, a leading Dutch café store operator in the Netherlands; Tea Forte, a producer of ultra premium teas that are marketed world wide; and a portion of House of Coffee, a leading foodservice provider of coffee and tea products in Norway and Denmark for a total of $29 million plus a performance-based contingent purchase price payment up to $7 million. The majority of the House of Coffee business was acquired by the company’s Norwegian joint venture partner, Kaffehuset Friele, in which the company holds a 45-percent minority interest. These acquisitions added approximately $13 million to goodwill.

In the third quarter of 2012, the company paid $153 million (€115 million) to Philips Electronics (Philips) to acquire their ownership interest in the Senseo coffee trademark. This acquisition provides Sara Lee with full ownership of the Senseo trademark, which was previously co-owned with Philips. The trademark asset is being amortized over a 30 year life beginning in the third quarter of 2012. The company also paid an additional $73 million (€55 million) to Philips in the third quarter to terminate the prior Senseo coffee equipment manufacturing agreement and to reimburse Philips for other project costs which has been expensed and reflected in the Net charges for exit activities and business dispositions line of the Consolidated Income Statement. The company also paid $43 million as a refundable tax related to the above payments to Philips, which has been recognized in the Operating Activities section of the Consolidated Statement of Cash Flows. The tax refund is expected to be received after the end of the current fiscal year.

5.	Impairment and Other Charges

The company recognized impairment charges of $32 million ($22 million after tax) in the first nine months of 2012, all of which related to the writedown of capitalized computer software which were no longer determined to have any future use by the company. These charges were recognized as part of general corporate expenses. The significant impairments are reported on the “Impairment Charges” line of the Consolidated Statement of Income. The related tax benefit is determined using the statutory tax rates for the tax jurisdiction in which the impairment occurred.

In the first nine months of 2012, the company incurred property and business interruption losses and other charges associated with a flood at our coffee facility in Thailand. The company incurred $2.5 million of losses in the period which will not be covered by insurance. The majority of these charges were recognized as part of general corporate expense.

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

The buyer of the North American Fresh Bakery business assumed all the pension and postretirement medical liabilities associated with these businesses, including any multi-employer pension liabilities. An actuarial analysis under ERISA guidelines was performed to determine the final plan assets that should be transferred to support the pension liabilities assumed by the buyer. The actuarial analysis, which is subject to the review and approval of the buyer, was completed during the third quarter of 2012, and resulted in a minimal reduction in the net liabilities transferred to the buyer related to the pension and postretirement plans. The transfer of the benefit plan liabilities to the buyer resulted in the recognition of a $36 million settlement loss related to the defined benefit pension plans, as well as, a $71 million settlement gain and a $44 million curtailment gain related to the postretirement benefit plans. These amounts have been included in the gain on disposition of this business.

In the first quarter of 2012, steps were taken to market and dispose of the North American foodservice beverage business. As such, the results of this component are classified as discontinued operations in the Consolidated Income Statement and the net assets are reported as available for sale on the consolidated balance sheet for all periods presented prior to completion of the disposition. On October 24, 2011, the company announced that it had entered into an agreement to sell the majority of its North American foodservice beverage operations to the J.M. Smucker Company (Smuckers) for $350 million. The transaction closed on December 31, 2011, resulting in the recognition of a pretax gain of $222 million in the second quarter of 2012, However, the company did not receive the $376 million of proceeds, which included a working capital adjustment, until the third quarter of 2012. The company entered into a customary transition services agreement with Smuckers to provide for the orderly separation of the business and the transition of various administrative functions and processes. Sara Lee also entered into a 10 year partnership to collaborate on liquid coffee innovation that will pay Sara Lee approximately $50 million plus growth-related royalties over the 10 year period. While this arrangement will provide a continuation of cash flows subsequent to the divestiture, it does not represent significant continuing cash flows or significant continuing involvement that would preclude classification of the North American foodservice beverage component as a discontinued operation. The company performed an updated impairment analysis for the remaining assets for sale in North American Foodservice beverage and recognized a pretax impairment charge of $6 million in the second quarter of 2012 which has been recognized in the operating results for discontinued operations. The company has also recognized exit related costs for this business which is included in the operating results for discontinued operations. Once the transition services agreement with Smuckers is complete and any residual assets of the North American Foodservice Beverage component are sold, additional exit related costs are expected to be recognized.

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

International Operations:

In the third quarter of 2011, management indicated that its International Bakery operations were under strategic review. The asset disposal groups comprising the International Bakery operations were tested for impairment under the held and used model in 2011 and it was determined no impairment was necessary. During the first quarter of 2012, management decided to divest the Spanish bakery and French refrigerated dough businesses, collectively referred to as European bakery, requiring that these businesses be tested for impairment under the available for sale model. Based on a first quarter 2012 estimate of the anticipated proceeds for these businesses, the corporation recognized a pretax impairment charge of $371 million for the Spanish bakery and French refrigerated dough businesses. In the second quarter of 2012, the impairment was increased by $8 million resulting in a total impairment charge of $379 million in 2012. A tax benefit of $38 million was recognized on these impairment charges. On October 10, 2011, the company announced that it had signed an agreement to sell the Spanish bakery business to Grupo Bimbo for €115 million and closed the transaction in the second quarter, recognizing a pretax gain of $15 million. In the second quarter of 2012, the corporation announced that it was considering a binding offer for the sale of the French refrigerated dough business for €115 million and the disposition of this business closed in the third quarter of 2012. A $10 million pretax loss was recognized in the third quarter of 2012 related to the sale both the Spanish bakery and French refrigerated dough businesses.

The company entered into an agreement to sell all of its non-Indian insecticides business for €154 million to SC Johnson and received a deposit of €152 million in December 2010 on the sale of these businesses. Due to competition concerns raised by the European Commission, the two parties abandoned the transaction as originally agreed but were able to complete the sale of the insecticides businesses outside the European Union (Malaysia, Singapore, Kenya and Russia) as well as a limited number of businesses inside the European Union in 2012. The company also divested the remaining insecticides businesses inside the European Union to another buyer and transferred the net proceeds received from the divestiture of those businesses to SC Johnson. The company recognized a pretax gain of $255 million on the dispositions in 2012.

In May 2011, the company completed the sale of the majority of its shoe care businesses. Certain other shoe care businesses were to be sold on a delayed basis. In the first nine months of 2012, the company closed on the sale of its shoe care business in Malaysia, China and Indonesia and received $56 million of proceeds, which included working capital adjustments.

In July 2010, the company sold a majority of its air care products business. When this business was sold, certain operations were retained in Spain, until production related to non-air care businesses ceased at the facility. The sale of the Spanish facility closed in the third quarter of 2012 and the company received $44 million of proceeds and recognized a pretax loss on the sale of this facility of $10 million.

The following is a summary of the operating results of the corporation’s discontinued operations:

	$1,503	$1,503	$1,503	$1,503	$1,503	$1,503
	Third Quarter 2012			Third Quarter 2011
(In millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
North American Fresh Bakery	$—	$—	$19	$490	$21	$13
North American Foodservice Beverage	23	(1)	(1)	138	5	4
North American Refrigerated Dough	—	—	—	78	10	7
European Bakery	2	1	1	144	3	2
International Household and Body Care	6	(3)	1	197	(28)	(23)

Total	$31	$(3)	$20	$1,047	$11	$3

	$1,503	$1,503	$1,503	$1,503	$1,503	$1,503
	First Nine Months 2012			First Nine Months 2011
(In millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
North American Fresh Bakery	$724	$29	$163	$1,494	$19	$241
North American Foodservice Beverage	325	(6)	(4)	395	10	7
North American Refrigerated Dough	74	13	9	244	38	25
European Bakery	265	(384)	(359)	444	16	9
International Household and Body Care	115	5	3	970	53	20

Total	$1,503	$(343)	$(188)	$3,547	$136	$302

In the first nine months of 2012, the results of the discontinued operations includes a $186 million tax benefit related to tax basis differences associated with the North American Fresh Bakery and European Bakery assets.

The following is a summary of the gain on sale of the corporation’s discontinued operations:

	$(576)	$(576)	$(576)	$(576)	$(576)	$(576)
	Third Quarter 2012			First Nine Months 2012
(In millions)	Pretax Gain (Loss) on Sale	Tax (Expense) Benefit	After Tax Gain (Loss)	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain
North American Fresh Bakery	$(10)	$4	$(6)	$95	$(33)	$62
North American Foodsrv. Beverage	—	—	—	222	(77)	145
North American Refrigerated Dough	—	—	—	198	(158)	40
European Bakery	(10)	(40)	(50)	5	(45)	(40)
Non-European insecticides	(1)	—	(1)	255	(56)	199
Air Care Products	(10)	(1)	(11)	(10)	(1)	(11)
Other Household and Body Care	—	8	8	6	2	8

Total	$(31)	$(29)	$(60)	$771	$(368)	$403

	$(576)	$(576)	$(576)	$(576)	$(576)	$(576)
	Third Quarter 2011			First Nine Months 2011
(In millions)	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain
Air Care Products	$—	$—	$—	$271	$(179)	$92
Body Care and European Detergents	(3)	3	—	866	(380)	486
Australia/New Zealand Bleach	46	(17)	29	46	(17)	29
Other Household and Body Care	—	—	—	1	—	1

Total	$43	$(14)	$29	$1,184	$(576)	$608

In 2012, the $158 million tax expense recognized on the sale of the North American refrigerated dough business was impacted by $254 million of goodwill that had no tax basis and the $45 million of tax expense recognized on the sale of the European Bakery businesses was impacted by $140 million of cumulative translation adjustments that had no tax basis. The tax expense recognized in 2011 on the sale of the household and body care businesses includes a $234 million charge related to the anticipated repatriation of the cash proceeds received on the disposition of these businesses.

The following is a summary of the net assets held for sale as of March 31, 2012 and July 2, 2011:

(In millions)	March 31, 2012	July 2, 2011
Trade accounts receivable	$—	$273
Inventories	5	176
Other current assets	—	54

Total current assets held for sale	5	503

Property	5	825
Trademarks and other intangibles	—	303
Goodwill	—	800
Other assets	—	(26)

Assets held for sale	$10	$2,405

Accounts payable	$—	$213
Accrued expenses and other current liabilities	—	263
Current maturities of long-term debt	—	16

Total current liabilities held for sale	—	492
Long-term debt	—	80
Other liabilities	—	204

Liabilities held for sale	$—	$776

Noncontrolling interest	$—	$29

The discontinued operations cash flows are summarized in the table below:

(In millions) – Increase / (Decrease)	Nine Months ended Mar. 31, 2012	Nine Months ended Apr. 2, 2011
Cash flow from operating activities	$(52)	$233
Cash flow from (used in) investing activities	2,007	2,112
Cash flow from (used in) financing activities	(1,955)	(2,345)

Increase (decrease) in net cash of discontinued operations	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of period	$—	$—

The net cash received from investing activities in 2012 primarily represents the cash proceeds received on the sale of the North American fresh bakery, refrigerated dough and foodservice beverage businesses as well as the European bakery businesses. The net cash received from investing activities in 2011 primarily represents the cash proceeds received on the sale of the global body care and European detergents and air care businesses. The cash used in financing activities in 2011 primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations assume that the cash of those businesses has been retained as a corporate asset.

7.	Debt Issuances and Redemptions

On March 6, 2012, the corporation announced that it had commenced a cash tender offer to purchase up to $470 million combined aggregate principal amount of three series of its outstanding debt securities: 6.125% Notes due 2032, 4.10% Notes due 2020 and 2.75% Notes due 2015. Upon the expiration of the tender offer on April 2, 2012, the corporation accepted for purchase $348.4 million of the 6.125% Notes and $121.6 million of the 4.10% Notes. Payment for these notes was made on April 3, 2012, which was subsequent to the end of the quarter. The corporation will recognize charges of approximately $26 million associated with the early extinguishment of this debt in the fourth quarter of 2012. None of the 2.75% Notes were accepted for purchase under the tender offer. The portion of the notes tendered has been classified as a current liability in the Condensed Consolidated Balance Sheet at March 31, 2012.

On March 6, 2012, the corporation also announced that it would redeem all of its 3.875% Notes due 2013, of which an aggregate principal amount of $500 million is outstanding. The notes were redeemed on April 6, 2012 and a charge of approximately $13 million will be recognized in the fourth quarter of 2012 related to the early extinguishment of this debt. The entire amount of the 3.875% Notes has been classified as a current liability in the Condensed Consolidated Balance Sheet at March 31, 2012.

On September 7, 2010, the corporation completed a tender offer for $653.3 million of its 6  1/4 % Notes due September 15, 2011, of which $1.11 billion aggregate principal amount was outstanding. On October 8, 2010, the corporation redeemed the remaining $456.7 million of aggregate principal outstanding of the 6  1/4% Notes. The corporation recognized a $55 million charge associated with the early extinguishment of this debt, which is reported on the Debt extinguishment costs line of the Consolidated Income Statement.

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

The following is a summary of the (income) expense associated with new and ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended		Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
Selling, general and administrative expenses	$49	$13	$126	$19
Net charges for:
Exit activities, asset and business dispositions	63	4	179	47

Decrease in income from continuing operations before income taxes	112	17	305	66
Income tax benefit (at applicable statutory rates)	(33)	(7)	(86)	(20)

Decrease in income from continuing operations	$79	$10	$219	$46

Impact on diluted EPS	$0.13	$0.02	$0.37	$0.07

The impact of these actions on the corporation’s business segments and unallocated corporate expenses is summarized as follows:

	Quarter ended		Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
North American Retail	$—	$1	$9	$2
North American Foodservice and Specialty Meats	—	1	1	1
Coffee & Tea	14	1	27	36
Australian Bakery	—	—	—	—

Decrease in operating segment income	14	3	37	39
Increase in general corporate expenses	98	14	268	27

Total	$112	$17	$305	$66

The following discussion provides information concerning the exit, disposal and other activities for each year where actions were initiated and material reserves exist.

2012 Actions

During 2012, the corporation approved certain actions related to exit, disposal, and spin-off activities and recognized charges of $310 million related to these actions. Each of these activities is expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate approximately 450 employees, related to the North American Retail, Coffee & Tea and corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 450 targeted employees, approximately 210 employees have been terminated. The remaining employees are expected to be terminated within the next 12 months.

•	Recognized costs associated with renegotiating global IT contracts and spin-off related advisory fees.

•	Recognized costs related to the cancellation of the previous global Senseo agreement with Philips

The following table summarizes the net charges taken for the exit, disposal and spin-off activities approved during 2012 and the status of the related accruals as of March 31, 2012. The accrued amounts remaining represent cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The company expects to recognize approximately $550 million of charges related to continuing and discontinued operations for restructuring actions, other spin-off related activities, and other significant items such as accelerated depreciation on fixed assets and litigation accruals. Of this amount, approximately $500 million relates to various exit, disposal and other restructuring actions which are included within the scope of this disclosure.

(In millions)	Employee termination and other benefits	IT and other costs	Non- cancellable leases/ Contractual obligations	Total
Exit, disposal and other costs recognized during 2012	$45	$105	$160	$310
Charges recognized in discontinued operations	19	10	—	29
Cash payments	(30)	(104)	(143)	(277)
Noncash charges	—	12	6	18
Foreign exchange impacts	1	—	—	1

Accrued costs as of March 31, 2012	$35	$23	$23	$81

2011 Actions

During 2011, the corporation approved certain actions related to exit, disposal, Project Accelerate and spin-off activities and recognized charges of $141 million related to these actions. Each of these activities was expected to be completed within a 12-month period after being approved and include the following:

•

Recognized a charge to implement a plan to terminate approximately 960 employees, related to the European beverage, North American Retail and North American Foodservice businesses and the corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 960 targeted employees, approximately 610 have been terminated. The remaining employees are expected to be terminated within the next 12 months.

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

The following table summarizes the significant actions completed during the first nine months of 2012 and the status of the related accruals as of March 31, 2012. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months.

(In millions)	Employee termination and other benefits	IT and other costs	Non- cancellable leases/ Contractual obligations	Total
Accrued costs as of July 2, 2011	$100	$24	$9	$133
Cash payments	(51)	(22)	(9)	(82)
Change in estimate	(8)	—	—	(8)
Noncash charges	(3)	(1)	—	(4)
Foreign exchange impacts	(4)	—	—	(4)

Accrued costs as of March 31, 2012	$34	$1	$—	$35

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

The following table summarizes the significant actions completed during the first nine months of 2012 and the status of the remaining accruals related to the 2010 actions as of March 31, 2012. The accrued amounts remaining represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. The corporation does not anticipate any additional material future charges related to the 2010 actions. The composition of these charges and the remaining accruals are summarized as follows:

(In millions)	Employee termination and other benefits	Non- Cancelable Leases	Total
Accrued costs as of July 2, 2011	$9	$10	$19
Cash payments	(7)	—	(7)
Noncash charges	6	(5)	1
Change in estimate	(2)	(2)	(4)
Foreign exchange impacts	(1)	—	(1)

Accrued costs as of March 31, 2012	$5	$3	$8

In periods prior to 2010, the corporation had approved and completed various actions to exit certain defined business activities and lower its cost structure and these actions have had minimal impact on current year results. As of March 31, 2012, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these completed actions total $17 million and primarily represent certain severance obligations. These accrued amounts are expected to be satisfied in cash and will be funded from operations.

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

Types of Derivative Instruments

Interest Rate and Cross Currency Swaps

The corporation utilizes interest rate swap derivatives to manage interest rate risk, in order to maintain a targeted amount of both fixed-rate and floating-rate long term debt and notes payable. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The corporation has a fixed interest rate on approximately 83% of long-term debt and notes payable issued. The corporation utilized a reverse treasury lock derivative to set the underlying treasury rate used for the 2012 bond tender offer described in Note 7 – Debt Issuances and Redemptions.

The corporation has issued certain foreign-denominated debt instruments and utilizes cross currency swaps to reduce the variability of functional currency cash flows related to the foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. In the first nine months of 2012, the corporation paid $156 million to settle a €333 million notional value cross currency swap. This derivative instrument had effectively converted the currency base of a 2002 U.S. dollar debt issuance to euros. The cash outflow has been reflected on the Repayments of other debt and derivatives line in the financing section of the Consolidated Statements of Cash Flows.

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

Notional Values
(In millions)	Mar. 31, 2012	July 2, 2011	Hedge Coverage (Number of months)
Swap Contracts:
Rec. Fixed / Pay Float - Interest Rate Swap Notional	$150	$584	14.5 – 14.5
Rec. Fixed / Pay Fixed -Cross Currency Swaps Notional(1)	304	813	14.5 – 14.5

Foreign Currency Forward Contracts(1):
Commitments to Purchase Foreign Currencies	$2,755	$2,757	0.1 – 14.6
Commitments to Sell Foreign Currencies	2,751	2,754	0.1 – 14.6

Commodity Contracts:
Commodity Future Contracts(3)	$109	$193	1.0 – 12.0
Commodity Options Contracts(2)	75	77	0.4 – 7.3

Net Investment Hedges:	$3,527	$4,052	—

[1]	The notional value is calculated using the exchange rates as of reporting date.
[2]	Option contract notional values are determined by the ratio of the change in option value to the change in the underlying hedged item.
[3]	Commodity futures contracts are determined by the initial cost of the contract.

Cash Flow Presentation

The cash receipts and payments from a derivative instrument are classified according to the nature of the instrument, when realized, generally in investing activities unless otherwise disclosed. However, cash flows from a derivative instrument that is accounted for as a fair value hedge or cash flow hedge are classified in the same category as the cash flows from the items being hedged provided the derivative does not include a financing element at inception. If a derivative instrument includes a financing element at inception, all cash inflows and outflows of the derivative instrument are considered cash flows from financing activities. If for any reason hedge accounting is discontinued, any remaining cash flows after that date shall be classified consistent with mark-to-market instruments.

Contingent Features/Concentration of Credit Risk

All of the corporation’s derivative instruments are governed by International Swaps and Derivatives Association (i.e. ISDA) master agreements, requiring the corporation to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the corporation’s credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position was $79 million on March 31, 2012 and $272 million on July 2, 2011, for which the corporation has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2012 and July 2, 2011, the corporation would be required to post collateral of, at most, $79 million and $272 million, respectively, with its counterparties.

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

The carrying amounts of cash and equivalents, trade accounts receivables, accounts payable and notes payable approximate fair values due to their short-term nature. The carrying value of derivative instruments approximate fair value but may be considered Level 1 or Level 2 based on the valuation inputs used (see balance sheet classification and fair value determination in the table presented later in this disclosure.) The fair value of the corporation’s long-term debt (considered Level 2), including the current portion, is estimated using discounted cash flows based on the corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

	March 31, 2012		July 2, 2011
(In Millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current portion	$2,035	$1,939	$2,411	$2,408

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at March 31, 2012 and July 2, 2011 is as follows:

	Assets				Liabilities
	Other Current Assets		Other Non- current Assets		Accrued Liabilities-Other		Other
(In millions)	Mar. 31, 2012	July 2, 2011	Mar. 31, 2012	July 2, 2011	Mar. 31, 2012	July 2, 2011	Mar. 31, 2012	July 2, 2011
Derivatives designated as hedging instruments:
Interest rate contracts (b)	$11	$—	$—	$12	$—	$2	$—	$—
Foreign exchange contracts (b)	75	—	—	—	9	191	46	66
Commodity contracts (a)	—	—	—	—	—	—	—	—

Total derivatives designated as hedging instruments	86	—	—	12	9	193	46	66

Derivatives not designated as hedging instruments:
Foreign exchange contracts (b)	19	20	—	—	12	13	—	—
Commodity contracts (a)	2	2	—	—	12	—	—	—

Total derivatives not designated as hedging instruments	21	22	—	—	24	13	—	—

Total derivatives	$107	$22	$—	$12	$33	$206	$46	$66

(a)	Categorized as level 1: Fair value of level 1 assets and liabilities as of Mar. 31, 2012 are $2 million and $12 million and at July 2, 2011 are $2 million and nil, respectively.
(b)	Categorized as level 2: Fair value of level 2 assets and liabilities as of Mar. 31, 2012 are $105 million and $67 million and at July 2, 2011 are $32 million and $272 million, respectively.

Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the periods ended March 31, 2012, and April 2, 2011, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter ended		Quarter ended		Quarter ended		Quarter ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
Cash Flow Derivatives:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(8)	$1	$(9)	$(27)	$2	$2	$(15)	$(24)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	5	(11)	(37)	(2)	7	(13)	(25)
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	—	(2)	1	(1)	1	(3)
Amount of gain (loss) expected to be reclassified into earnings during the next twelve months	(3)	—	2	(5)	5	(4)	4	(9)

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	(116)	(374)	—	—	(116)	(374)
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	(239)	(10)	—	—	(239)	(10)

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	4	(4)	—	—	—	—	4	(4)
Amount of Hedged Item gain (loss) recognized in earnings (e)	1	4	—	—	—	—	1	4

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	(6)	(12)	(13)	9	(19)	(3)
Amount of gain(loss) recognized in SG&A	—	—	14	34	2	4	16	38

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, for interest rate swaps, in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest expense for foreign exchange contracts and SG&A expenses for commodity contracts.
(e)	The amount of gain (loss) recognized in earnings on the derivative contracts and the related hedged item is reported in interest for the interest rate contracts and SG&A for the foreign exchange contracts.
(f)	The gain (loss) recognized from OCI into earnings is reported in gain on sale of discontinued operations.

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Nine Months ended		Nine Months ended		Nine Months ended		Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
Cash Flow Derivatives:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(8)	$2	$188	$(58)	$4	$19	$184	$(37)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	3	193	(71)	2	10	195	(58)
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	(2)	(6)	2	—	(2)	(6)
Amount of gain (loss) expected to be reclassified into earnings during the next twelve months	(3)	—	(1)	(6)	2	10	(2)	4

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	311	(601)	—	—	311	(601)
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	(446)	41	—	—	(446)	41

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	6	—	—	—	—	—	6	—
Amount of Hedged Item gain (loss) recognized in earnings (e)	3	7	—	—	—	—	3	7

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	9	(31)	6	9	15	(22)
Amount of gain (loss) recognized in SG&A	—	—	(61)	65	—	7	(61)	72

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, for interest rate swaps, in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest expense for foreign exchange contracts and SG&A expenses for commodity contracts.
(e)	The amount of gain (loss) recognized in earnings on the derivative contracts and the related hedged item is reported in interest for the interest rate contracts and SG&A for the foreign exchange contracts.
(f)	The gain (loss) recognized from OCI into earnings is reported in gain on sale of discontinued operations.

10.	Pension and Other Postretirement Benefit Plans

The components of the net periodic pension cost and the postretirement medical cost (benefit) for the third quarter and first nine months of 2012 and 2011 are as follows:

	Pension - U.S Plans		Pension - International Plans
(In millions)	Third Quarter 2012	Third Quarter 2011	Third Quarter 2012	Third Quarter 2011
Service cost	$3	$2	$7	$8
Interest cost	18	18	41	41
Expected return on plan assets	(23)	(21)	(54)	(49)
Amortization of:
Prior service cost (benefit)	1	1	—	1
Net actuarial loss	—	3	3	7

Net periodic benefit cost (benefit)	$(1)	$3	$(3)	$8

	000,0	000,0	000,0	000,0
	Pension - U.S Plans		Pension - International Plans
(In millions)	First Nine Months 2012	First Nine Months 2011	First Nine Months 2012	First Nine Months 2011
Service cost	$7	$6	$20	$24
Interest cost	55	54	124	120
Expected return on plan assets	(64)	(61)	(164)	(145)
Amortization of:
Prior service cost (benefit)	1	1	2	4
Net actuarial loss	2	10	7	20

Net periodic benefit cost (benefit)	$1	$10	$(11)	$23

	000,0	000,0	000,0	000,0
	Postretirement Medical and Life Insurance
(In millions)	Third Quarter 2012	Third Quarter 2011	Nine Months 2012	Nine Months 2011
Service cost	$1	$—	$2	$1
Interest cost	1	1	3	4
Net amortization and deferral	(4)	(4)	(10)	(10)

Net periodic benefit cost (benefit)	$(2)	$(3)	$(5)	$(5)

The net periodic benefit costs of the defined benefit pension plans were lower in the first nine months of 2012 than in 2011 due to the increase in the expected return on plan assets, which results from the higher level of plan assets as of the beginning of this fiscal year due to improved asset returns during 2011; and a reduction in the amortization of net actuarial losses due to actuarial gains recognized during 2011, which reduced the amount of unrecognized actuarial losses to be amortized as of the end of 2011.

Beginning in the second quarter of 2011, the corporation classified the North American fresh bakery business as discontinued operations and per the sale agreement, the purchaser assumed the pension and postretirement medical obligations related to those discontinued operations. As such, the total net periodic benefit costs associated with the participants in those plans has been included in discontinued operations as these costs were not retained after these businesses were sold. In addition, the related pension and postretirement benefit plan net liabilities and/or assets have been included in assets and/or liabilities held for sale for periods prior to the date the sale closed.

The disposition of the North American fresh bakery business resulted in the recognition of the following plan settlements and curtailments upon the finalization of the actuarial analysis: a $36 million net settlement loss related to the defined benefit pension plans; and a $71 million settlement gain and a $44 million curtailment gain related to the postretirement health-care and life insurance benefit plans. These amounts are being reported as part of the gain on disposition of businesses in discontinued operations. See Note 6 – “Discontinued Operations” for additional information.

As of the date of disposition, the projected benefit obligations and plan assets for the benefit plans impacted by the disposition were remeasured. In total, including both continuing and discontinued operations, the remeasurement resulted in a $57 million increase in pension liability and a $18 million increase in the postretirement health-care and life insurance liability with a corresponding offset to Accumulated Other Comprehensive Income in the common stockholders’ equity section of the Condensed Consolidated Balance Sheet.

During the first nine months of 2012 and 2011, the company contributed $187 million and $115 million, respectively, to its defined benefit pension plans. The $187 million contribution includes a €60 million contribution to the company’s Dutch pension plan related to an agreement with the Dutch unions to restructure this plan. At the present time, the company expects to contribute approximately $220 million of cash to its defined benefit pension plans in 2012, of which approximately $214 million will be contributed to the international pension plans. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the corporation operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2012 may differ from the current estimate.

11.	Income Taxes

The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	Third Quarter		Nine Months
(In millions)	2012	2011	2012	2011
Continuing operations
Income before income taxes	$48	$178	$221	$405
Income tax expense	10	54	184	132
Effective tax rate	21.9%	30.0%	83.5%	32.5%

Third Quarter and First Nine Months of 2012

In the third quarter of 2012, the corporation recognized tax expense of $10 million on pretax income from continuing operations of $48 million, or an effective tax rate of 21.9%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $29 million of discrete tax items related to the following:

•	$24 million of tax benefit primarily from the settlement of tax audits and expiration of statute of limitations in Italy, France, Spain, the United States, and various state and local jurisdictions.

•	$5 million of tax benefit related to adjustments of prior year tax provision estimates.

In the first nine months of 2012, the corporation recognized tax expense of $184 million on pretax income from continuing operations of $221 million, or an effective tax rate of 83.5%. The tax expense and related effective tax rate on continuing operations was determined by applying a 50.2% estimated annual effective tax rate to pretax earnings and then recognizing $74 million of discrete tax items. The discrete tax items relate to the following:

•	$72 million of tax expense to establish a valuation allowance on net operating losses in France.

•

$78 million of tax expense to establish a deferred tax liability related to earnings that are no longer permanently reinvested in Spain offset by a tax benefit of $67 million primarily related to a decrease in the amount of unrecognized tax positions in Spain.

•	$20 million of tax expense associated with deferred taxes on unremitted foreign earnings.

•	$24 million of tax benefit primarily from the settlement of tax audits and expiration of statute of limitations in Italy, France, Spain, the United States, and various state and local jurisdictions.

•	$5 million of tax benefit from adjustments to prior year tax provision estimates.

Third Quarter and First Nine Months of 2011

In the third quarter of 2011, the corporation recognized tax expense of $54 million on pretax income from continuing operations of $178 million, or an effective tax rate of 30.0%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing various discrete tax items, none of which were material individually or in the aggregate.

In the first nine months of 2011, the corporation recognized tax expense of $132 million on pretax income from continuing operations of $405 million, or an effective tax rate of 32.5%. The tax expense and related effective tax rate on continuing operations were determined by applying a 34.8% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increased the 2011 estimated annual effective tax rate by 2%.

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

The year-to-date net decrease in the liability for unrecognized tax benefits was $116 million, resulting in an ending balance of $346 million as of March 31, 2012. There was a decrease in the gross liability for uncertain tax positions of $131 million, of which $50 million relates to prior year tax positions, $13 million relates to expiration of statutes of limitation, $38 million relates to audit settlements, and $30 million relates to favorable foreign currency exchange translation. The decrease in gross liability was partially offset by an increase in the gross liability for uncertain tax positions of $15 million related to 2012 tax positions.

At this time, the corporation estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $25 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of statutes of limitations in several jurisdictions.

The corporation’s tax returns are routinely audited by federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) has completed examinations of the company’s U.S. income tax returns through 2008. Fiscal years remaining open to examination in the Netherlands include 2003 and forward. Other foreign jurisdictions remain open to audits after 2000. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years prior to 2005.

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

Multi-Employer Pension Plans – The corporation participates in several multi-employer pension plans that provide retirement benefits to certain employees covered by collective bargaining agreements (MEPP). The corporation divested a number of North American businesses over the past two years, and in most of those transactions, the buyer assumed any MEPP obligations relating to the divested businesses.

Participating employers in a MEPP are jointly responsible for any plan underfunding. Factors that could impact funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.In addition to regular contributions, the corporation could be obligated to pay additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These withdrawal liabilities, which would be triggered if the corporation ceases to make contributions to a MEPP with respect to one or more collective bargaining units, would equal the corporation’s proportionate share of the unfunded vested benefits based on the year in which the liability is triggered. The corporation believes that certain of the MEPPs in which it previously participated or currently participates have unfunded vested benefits, and some are significantly underfunded. Withdrawal liability triggers could include the corporation’s decision to close a plant or the dissolution of a collective bargaining unit. Due to uncertainty regarding future withdrawal liability triggers, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. Disagreements over potential withdrawal liability may lead to legal disputes.

The corporation’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $3 million in 2011 and $4 million in 2010. The corporation’s regularly scheduled contributions to MEPPs related to its divested North American fresh bakery business totaled approximately $45 million in 2011 and $43 million in 2010. The corporation also recognized charges (credits) for partial withdrawal liabilities related to MEPPs, which are reported in discontinued operations, of approximately $3 million in the first nine months of 2012, $(3) million in 2011 and $23 million in 2010. The $3 million credit in 2011 is an adjustment of an estimate made in 2010.

Hanesbrands Inc. – In September 2006, the corporation spun-off its branded apparel business into an independent publicly-traded company named Hanesbrands Inc. (“HBI”). In connection with the HBI spin-off, the corporation and HBI entered into a tax sharing agreement that governs the allocation of tax assets and liabilities between the parties. As previously disclosed, HBI initiated binding arbitration claiming that it was owed $72 million from the corporation under the tax sharing agreement. In the first quarter of 2012, the tribunal ruled in favor of the corporation on all issues. In addition to prevailing in the arbitration issue, Sara Lee received $15 million from HBI for tax periods prior to the date of the spin-off. Sara Lee recognized the amount owed as income in the Selling, general and administrative expense line in the Consolidated Statement of Income for the first nine months of 2012.

Nestec/Nespresso – The corporation is involved in several legal proceedings in France (since June 2010), the Netherlands (since January 2011) and in Spain (since February 6, 2012) relating to its manufacture and sale of L’OR EspressO single-serve capsules. All of these proceedings relate to the alleged infringement of two or three European patents granted to Nestlé and, in Spain, Nestlé also sued for trademark infringement and unfair competition. In addition, in May 2011, Sara Lee Coffee and Tea Belgium served a writ of summons on Nestle seeking a declaration of non-infringement in connection with Sara Lee’s sale and distribution of espresso capsules in Belgium. In the lawsuit filed in France, Nestlé claims damages in the amount of €50 million for each claimant. The corporation believes that the trademarks and patents granted to Nestlé are not being infringed and further believes the patents are invalid. We are vigorously contesting Nestlé’s allegations.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011 and a discussion of the changes in financial condition and liquidity during the first nine months of 2012. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – Third Quarter and First Nine Months of 2012

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Non-GAAP Financial Measures Definitions

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information

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

Summary of Results

The business highlights include the following:

•

Reported operating income for the third quarter of 2012 was $66 million, which was $128 million lower than the prior year due to a $112 million increase in charges for restructuring actions and a $18 million year-over-year increase in losses related to the mark-to-market adjustment associated with unrealized commodity derivatives and a decline in operating segment income due to the impact of lower volumes and higher commodity costs. These negative impacts on operating income were partially offset by lower general corporate expenses, excluding restructuring actions.

•

Net sales for the third quarter of $1.9 billion were $39 million, or 2.0%, higher than the prior year as the favorable impact of pricing actions and a favorable shift in sales mix were only partially offset by the negative impact of volume declines, the negative impact of changes in foreign currency exchange rates and lower green coffee export sales. Adjusted net sales rose $55 million, or 3.0%.

•

Diluted earnings per share from continuing operations for the third quarter declined from $0.20 in 2011 to $0.06 in 2012 due to the decline in operating income partially offset by a decline in the effective tax rate from 30.0% to 21.9%. Average shares outstanding declined from 609 million to 597 million due to the impact of share repurchases.

•

Total cash flow from operating activities declined from a source of $292 million in the first nine months of 2011 to use of $140 million for the first nine months of 2012. The year-over-year change in cash flow from operating activities was due to a decrease in cash generated by discontinued operations as a result of business dispositions, an increase in payments related to restructuring and spin-off related activities, an increase in cash contributions to pension plans and a refundable tax payment associated with the Senseo payments, which were partially offset by a decline in the cash payments for income taxes and interest and improved working capital management and operating results, excluding significant items, for continuing operations.

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

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. In addition, under some of our contracts, the prices at which we sell our products are tied to increases and decreases in commodity costs. Many of the commodities we use, including coffee, wheat, beef, pork, corn, corn syrup, soybean and corn oils, butter, sugar and fuel, have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings. Commodity costs, excluding mark-to-market derivative gains/losses related to commodities, increased by approximately $411 million in the first nine months, which includes $35 million of currency mark-to-market gains related to coffee purchases recognized by the Coffee and Tea segment. The increase in commodity costs was offset by approximately $445 million of pricing actions.

The company’s business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, approximately 50% of net sales and operating segment income were generated outside of the U.S. As a result, changes in foreign currency exchange rates, particularly the European euro, can have a significant impact on the reported results. Changes in foreign currency exchange rates increased net sales by $26 million and increased operating income by $6 million in the first nine months of 2012.

The corporation previously announced that it has agreed in principle to divide the company into two separate publicly traded companies. Under the current plan, the international coffee and tea business will be spun-off, tax free, into a new public company (spin-off) to be domiciled in the Netherlands. The company’s proposed spin-off and resulting separation of Sara Lee into two independent, public companies is a complex transaction that impacts all aspects of our business. Although we believe the transaction will enhance long-term stockholder value, there are various financial and operational risks and uncertainties inherent in the spin-off that could have a negative impact on our financial results for at least the near term. These include the diversion of management’s attention from operating and growing the business; potential disruption of operations due to restructuring and right sizing each company; the potential loss of, or inability to recruit, key personnel; and the potential inability to minimize stranded costs incurred in connection with the spin-off.

Non-GAAP Measures

Management measures and reports Sara Lee’s financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). In this report, Sara Lee highlights certain items that have significantly impacted the corporation’s financial results and uses several non-GAAP financial measures to help investors understand the financial impact of these significant items. The non-GAAP financial measures used in this report are adjusted net sales, adjusted operating segment income, and adjusted operating income, which exclude from a financial measure computed in accordance with GAAP the impact of significant items, the impact of acquisitions and dispositions and changes in foreign currency exchange rates. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of Sara Lee’s business that, when viewed together with Sara Lee’s financial results computed in accordance with GAAP, provide a more complete understanding of factors and trends affecting Sara Lee’s historical financial performance and projected future operating results, greater transparency of underlying profit trends and greater comparability of results across periods. These non-GAAP financial measures are not intended to be a substitute for the comparable GAAP measures and should be read only in conjunction with our financial statements prepared in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to non-GAAP measures used by other companies

In addition, investors frequently have requested information from management regarding significant items and the impact of the contingent sale proceeds. Management believes, based on feedback it has received during earnings calls and discussions with investors, that these non-GAAP measures enhance investors’ ability to assess Sara Lee’s historical and projected future financial performance. Management also uses certain of these non-GAAP financial measures, in conjunction with the GAAP financial measures, to understand, manage and evaluate our businesses, in planning for and forecasting financial results for future periods, and as one factor in determining achievement of incentive compensation. Two of the three performance measures under Sara Lee’s annual incentive plan are net sales and operating income, which are the reported amounts as adjusted for significant items and possibly other items. Operating income, as adjusted for significant items, also may be used as a component of Sara Lee’s long-term incentive plans. Many of the significant items will recur in future periods; however, the amount and frequency of each significant item varies from period to period. See Non-GAAP Measures Definitions for additional information regarding these financial measures.

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

In preparation for the spin-off, Sara Lee has identified cost reduction opportunities of $180 million to $200 million, achievable over fiscal 2012 and 2013, which will result from the downsizing of corporate resources, the reduction in overhead within the North American meat businesses and the international coffee and tea businesses as well as the completion of Project Accelerate initiatives. The majority of these savings are expected to be realized in 2012, with the remainder in 2013. Approximately $550 million of net charges are expected to be incurred in 2012 related to the above cost savings initiatives, other spin-off related activities, as well as various other significant items. The net charge includes amounts related to both continuing and discontinued operations but excludes impairment charges and gains or losses on the sale of businesses. Of the total expected charge, approximately $365 million has been incurred in the first nine months of 2012.

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

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Quarter ended March 31, 2012			Quarter ended April 2, 2011
In millions, except per share data	Pretax Impact	Net Income (Loss) Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income (Loss) Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Continuing operations:
Restructuring actions:
Severance/retention charges	$(12)	$(9)	$(0.02)	$(4)	$(2)	$—
Lease & contractual obligation exit costs	(70)	(53)	(0.09)	—	—	—
Consulting, advisory & other costs	(30)	(17)	(0.03)	(13)	(8)	(0.01)
Accelerated depreciation	(17)	(11)	(0.02)	—	—	—

Total restructuring actions	(129)	(90)	(0.15)	(17)	(10)	(0.02)

Impact of significant items on income (loss) from continuing operations before significant tax matters	(129)	(90)	(0.15)	(17)	(10)	(0.02)

Significant tax matters affecting comparability:
Tax on unremitted earnings	—	(6)	(0.01)	—	—	—
Tax audit settlement/reserve adjustments	—	12	0.02	—	2	—
Tax valuation allowance adjustment	—	1	—	—	—	—

Impact of significant items on income (loss) from continuing operations	(129)	(83)	(0.14)	(17)	(8)	(0.02)

Discontinued operations:
Severance/retention charges	—	—	—	(17)	(12)	(0.02)
Consulting, advisory & other costs	(2)	(2)	—	(9)	(7)	(0.01)
Accelerated depreciation	—	—	—	(1)	(1)	—
Impairment charges	—	—	—	—	—	—
Gain (loss) on sale of discont’d operations	(31)	(60)	(0.10)	43	29	0.05
Licensing agreement termination charge	—	—	—	(39)	(27)	(0.04)
Pension curtailment/withdrawal	—	—	—	(2)	(2)	—
Tax basis difference adjustment	—	(3)	(0.01)	—	—	—
Tax audit settlement/reserve adjustments	—	22	0.04	—	(1)	—
Tax on unremitted earnings	—	1	—	—	—	—

Significant items impacting discontinued operations	(33)	(42)	(0.07)	(25)	(21)	(0.03)

Impact of significant items on net income (loss) attributable to Sara Lee	$(162)	$(125)	$(0.21)	$(42)	$(29)	$(0.05)

Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(6)			$—
Selling, general and administrative expenses	(60)			(13)
Exit and business dispositions	(63)			(4)

Total	$(129)			$(17)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Impact of Significant Items on Net Income and Diluted Earnings per Share Attributable to Sara Lee

	Nine Months ended March 31, 2012			Nine Months ended April 2, 2011
In millions, except per share data	Pretax Impact	Net Income (Loss) Attributable to Sara Lee (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income (Loss) Attributable to Sara Lee (2)	Diluted EPS Impact (1)
Continuing operations:
Restructuring actions:
Severance/retention charges	$(47)	$(33)	$(0.05)	$(47)	$(33)	$(0.05)
Lease & contractual obligation exit costs	(157)	(112)	(0.19)	—	—	—
Consulting, advisory & other costs	(101)	(74)	(0.12)	(19)	(13)	(0.02)
Accelerated depreciation	(29)	(18)	(0.03)	(2)	(1)	—

Total restructuring actions	(334)	(237)	(0.40)	(68)	(47)	(0.07)

Other:
Gain on HBI tax settlement	15	15	0.02	—	—	—
Impairment charges	(32)	(22)	(0.04)	—	—	—
Litigation accrual	(11)	(7)	(0.01)	—	—	—
Thailand flood loss	(2)	(1)	—	—	—	—
Tax indemnification accrual adjustment	3	4	0.01	—	—	—
Debt extinguishment costs	—	—	—	(55)	(35)	(0.06)

Impact of significant items on income (loss) from continuing operations before significant tax matters	(361)	(248)	(0.42)	(123)	(82)	(0.13)

Significant tax matters affecting comparability:
Tax on unremitted earnings	—	(111)	(0.19)	—	—	—
Tax audit settlement/reserve adjustments	—	81	0.14	—	8	0.01
Tax valuation allowance adjustment	—	(72)	(0.12)	—	—	—

Impact of significant items on income (loss) from continuing operations	(361)	(350)	(0.59)	(123)	(74)	(0.12)

Discontinued operations:
Severance/ retention charges	(17)	(12)	(0.02)	(66)	(47)	(0.07)
Consulting, advisory & other costs	(16)	(13)	(0.02)	(12)	(9)	(0.02)
Accelerated depreciation	—	—	—	(2)	(2)	—
Impairment charges	(385)	(345)	(0.58)	—	—	—
Gain on sale of discontinued operations	771	403	0.68	1,184	608	0.96
Licensing agreement termination charge	—	—	—	(39)	(27)	(0.04)
Pension curtailment/withdrawal	(3)	(2)	—	(3)	(2)	—
Tax basis difference adjustment	—	186	0.31	—	225	0.35
Tax audit settlement/reserve adjustments	—	22	0.04	—	—	—
Tax valuation allowance adjustment	—	—	—	—	(3)	—
Tax on unremitted earnings	—	(66)	(0.11)	—	(6)	(0.01)

Significant items impacting discontinued operations	350	173	0.29	1,062	737	1.16

Impact of significant items on net income (loss) attributable to Sara Lee	$(11)	$(177)	$(0.30)	$939	$663	$1.04

Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(18)			$(2)
Selling, general and administrative expenses	(132)			(19)
Exit and business dispositions	(179)			(47)
Impairment charges	(32)			—
Debt extinguishment costs	—			(55)

Total	$(361)			$(123)

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Consolidated Results – Third Quarter of 2012 Compared with Third Quarter of 2011

The following table summarizes net sales and operating income for the third quarter of 2012 and 2011 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Corporation Performance (In millions)	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change
Net sales	$1,899	$1,860	$39	2.0%

Less: Increase / (decrease) in net sales from:
Changes in foreign currency exchange rates	$—	$34	$(34)
Acquisitions/dispositions	38	20	18

Adjusted net sales	$1,861	$1,806	$55	3.0%

Operating income	$66	$194	$(128)	(65.9)%

Less: Increase / (decrease) in operating income from:
Changes in foreign currency exchange rates	$—	$4	$(4)
Restructuring actions	(112)	(17)	(95)
Accelerated depreciation	(17)	—	(17)
Acquisitions/dispositions	—	2	(2)

Adjusted operating income	$195	$205	$(10)	(4.7)%

Net Sales

Net sales increased by $39 million or 2.0%. The weakening of foreign currencies, particularly the European euro and Brazilian real decreased reported net sales by $34 million, or 1.9%. Acquisitions net of dispositions increased net sales by $18 million. As a result, adjusted net sales increased by $55 million or 3.0% due to the impact of pricing actions and a favorable shift in sales mix partially offset by the negative impact of a 3.9% decline in unit volumes and lower green coffee export sales.

The following table summarizes the components of the percentage change in net sales as compared to the prior year:

Third Quarter 2012

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	(3.9)%		3.0%		6.6%		(2.7)%		0.9%		(1.9)%		2.0%

Operating Income

Operating income decreased by $128 million, or 65.9%. The year-over-year net impact of the changes in foreign currency exchange rates, restructuring charges, and the other factors identified in the preceding table decreased operating income by $118 million. Adjusted operating income decreased $10 million, or 4.7%, due in part to the unfavorable impact of an $18 million increase in unrealized commodity mark-to-market derivative losses versus the prior year and a decline in operating segment income which were partially offset by a reduction in general corporate expenses, excluding the significant items noted above. General corporate expenses, as reported, increased $66 million due to a $94 million increase in restructuring and spin-off related charges. The remaining decrease in general corporate expenses of $28 million was due to headcount reductions, other cost savings initiatives, lower pension plan and casualty insurance costs and lower stranded overhead costs related to sold businesses.

Gross Margin

Gross margin dollars in the third quarter of 2012 decreased $47 million over the prior year due to lower unit volumes, higher commodity costs and a year-over-year increase in mark-to-market losses related to unrealized commodity derivatives which were only partially offset by pricing actions, an improved sales mix and savings from continuous improvement programs. The gross margin percent decreased from 34.0% in the third quarter of 2011 to 30.9% in the third quarter of 2012 primarily due to the impact of higher commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$69	$73	$(4)	(5.6)%
Other	330	316	14	4.2

Total business segments	399	389	10	2.4

General corporate expenses	56	45	11	22.8
Mark-to-market derivative (gains) / losses	(1)	(2)	1	(76.0)
Amortization of identifiable intangibles	4	4	—	26.6

Total SG&A Expenses	$458	$436	$22	5.1%

Selling, general and administrative (SG&A) expenses increased by $22 million, or 5.1%. Measured as a percent of sales, SG&A expenses increased from 23.4% in 2011 to 24.1% in 2012. Changes in foreign currency exchange rates decreased SG&A costs by $8 million, or 2.0%. The remaining increase in SG&A expenses is $30 million, or 7.1%. SG&A expenses in the business segments increased by $10 million, or 2.4%, due to an increase in restructuring charges and other administrative costs partially offset by a $4 million decrease in MAP spending. General corporate expenses increased by $11 million due to an increase in charges related to restructuring actions and spin-off related costs partially offset by the favorable impact of headcount reductions, lower employee benefit costs and lower stranded overhead expenses related to sold businesses. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives increased SG&A expenses by $1 million due to a decline in gains associated with derivative energy contracts.

Exit Activities and Other Significant Items

The reported results for the third quarter of 2012 and 2011 reflect amounts recognized for actions associated with the corporation’s ongoing business improvement and cost reduction program and other exit and disposal actions. The charges related to exit activities, asset and business dispositions were $63 million in the third quarter of 2012 versus $4 million in the third quarter of 2011. As discussed in Note 8 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges are associated with the contract termination costs and spin-off related advisory fees.

Net Interest Expense

Net interest expense in the third quarter of 2012 was $18 million, which was $2 million higher than the third quarter of the prior year as a $4 million increase in interest expense was partially offset by a $2 million increase in interest income. The increase in net interest income was due to investment returns on the proceeds received from business dispositions.

Income Tax Expense

Note 11 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	Third Quarter
(In millions)	2012	2011
Continuing operations
Income before income taxes	$48	$178
Income tax expense	10	54
Effective tax rate	21.9%	30.0%

In the third quarter of 2012, the corporation recognized tax expense of $10 million on pretax income from continuing operations of $48 million, or an effective tax rate of 21.9%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $29 million of discrete tax items related to the following:

•	$24 million of tax benefit primarily from the settlement of tax audits and expiration of statute of limitations in Italy, France, Spain, the United States, and various state and local jurisdictions.

•	$5 million of tax benefit relates to adjustments of prior year tax provision estimates.

In the third quarter of 2011, the corporation recognized tax expense of $54 million on pretax income from continuing operations of $178 million, or an effective tax rate of 30.0%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing various discrete tax items, none of which were material individually or in the aggregate.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the third quarter of 2012 was $38 million as compared to $124 million in the prior year. The $86 million decline in earnings was due to the increase in restructuring charges partially offset by a decrease in the effective income tax rate from 30.0% to 21.9%.

Diluted EPS from continuing operations declined from $0.20 in the third quarter of 2011 to $0.06 in the third quarter of 2012 due to the decline in operating income noted above. Diluted EPS were impacted by lower average shares outstanding during the third quarter of 2012. The average shares outstanding declined from 609 million in 2011 to 597 million in 2012 due to significant share repurchases in the prior year.

Discontinued Operations

Income (loss) from discontinued operations – The discontinued operations reported income of $20 million in 2012 as compared to $3 million in 2011. The year-over-year change in income was impacted by the timing of the business dispositions as virtually all of the dispositions were completed prior to the end of the third quarter of 2012. The income reported in the third quarter of 2012 primarily represents a tax benefit related to a tax audit settlement, a portion of which was associated with the North American Fresh Bakery operations.

Gain (loss) on sale of discontinued operations – In the third quarter of 2012, the corporation recognized a pretax loss of $31 million ($60 million after tax) related to the completed disposition of its European bakery business and a portion of the air care business as well as an adjustment to the gain on sale of the North American fresh bakery business. In the third quarter of 2011, the corporation recognized a pretax gain of $43 million ($29 million after tax), which primarily related to the disposition of its Australia/New Zealand bleach business. Further details regarding these transactions are included in Note 6 to the Consolidated Financial Statements, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the third quarter of 2012, the corporation reported a net loss of $2 million versus net income of $156 million in the comparable period of the prior year. The decrease in net income was due to the $86 million decrease in income related to continuing operations, due to higher restructuring charges, and a $72 million decrease in net income from discontinued operations. The decrease in net income from discontinued operations was due to the loss on dispositions noted previously partially offset by the increase in the results from operations. The net loss attributable to Sara Lee was $2 million in the third quarter of 2012 compared to net income of $153 million in the third quarter of 2011.

Diluted EPS was nil in the third quarter of 2012 as compared to $0.25 per share in the third quarter of 2011. Diluted EPS were impacted by lower average shares outstanding during the third quarter of 2012, which resulted from the corporation’s share repurchases in 2011.

Consolidated Results – First Nine Months of 2012 Compared with First Nine Months of 2011

The following table summarizes net sales and operating income for the first nine months of 2012 and 2011 and certain items that affected the comparability of these amounts:

	Nine Months ended
Total Corporation Performance (In millions)	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change
Net sales	$5,923	$5,545	$378	6.8%

Changes in foreign currency exchange rates	$—	$(26)	$26
Acquisitions/dispositions	118	35	83

Adjusted net sales	$5,805	$5,536	$269	4.9%

Operating income	$278	$526	$(248)	(47.2)%

Changes in foreign currency exchange rates	$—	$(6)	$6
Restructuring actions	(305)	(66)	(239)
Accelerated depreciation	(29)	(2)	(27)
Impairment charges	(32)	—	(32)
Gain on HBI tax settlement	15	—	15
Litigation accrual	(11)	—	(11)
Thailand flood loss	(2)	—	(2)
Tax indemnification accrual adjustment	3	—	3
Acquisitions/dispositions	6	4	2

Adjusted operating income	$633	$596	$37	6.3%

Net Sales

Net sales increased by $378 million or 6.8%. The strengthening of foreign currencies, particularly the European euro and Australian dollar increased reported net sales by $26 million, or 0.5%. Acquisitions net of dispositions increased net sales by $83 million. As a result, adjusted net sales increased by $269 million or 4.9% due to the impact of pricing actions and a favorable shift in sales mix partially offset by the negative impact of a 4.7% decline in unit volumes.

The following table summarizes the components of the percentage change in net sales as compared to the prior year:

First Nine Months 2012

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
Total Continuing Business	(4.7)%		2.6%		8.0%		(1.0)%		1.4%		0.5%		6.8%

Operating Income

Operating income decreased by $248 million, or 47.2%. The year-over-year net impact of the changes in foreign currency exchange rates, restructuring charges, and the other factors identified in the preceding table decreased operating income by $285 million. Adjusted operating income increased $37 million or 6.3% due in part to a reduction in general corporate expenses, excluding the significant items noted above, and an increase in adjusted operating segment income in the Coffee & Tea business segment partially offset by the unfavorable impact of a $24 million increase in unrealized commodity mark-to-market derivative losses versus the prior year. General corporate expenses, as reported, increased $217 million due to a $251 million increase in restructuring and spin-off related charges and a $32 million impairment charge partially offset by $5 million in net gains related to the HBI tax settlement, a tax indemnification accrual adjustment, a litigation accrual and flood losses. The remaining $61 million decrease in general corporate expenses was due to headcount reductions and other cost savings initiatives, lower benefit plan expenses and lower stranded overhead expenses related to sold businesses.

Gross Margin

Gross margin dollars in the first nine months of 2012 increased $18 million over the prior year as pricing actions, an improved sales mix and savings from continuous improvement programs were only partially offset by higher commodity costs, excluding mark-to-market derivative gains/losses; the impact of lower unit volumes; and a year-over-year increase in mark-to-market losses related to unrealized commodity derivatives. The gross margin percent decreased from 33.9% in the first nine months of 2011 to 32.1% in the first nine months of 2012 primarily due to the impact of higher commodity costs.

Selling, General and Administrative Expenses

	Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$252	$231	$21	9.0%
Other	994	960	34	3.5

Total business segments	1,246	1,191	55	4.6
General corporate expenses	155	113	42	37.2
Mark-to-market derivative (gains) / losses	(2)	(6)	4	64.5
Amortization of identifiable intangibles	11	10	1	8.6

Total SG&A Expenses	$1,410	$1,308	$102	7.7%

Selling, general and administrative (SG&A) expenses increased by $102 million, or 7.7%. Measured as a percent of sales, SG&A expenses increased from 23.6% in 2011 to 23.8% in 2012. Changes in foreign currency exchange rates increased SG&A costs by $7 million, or 0.5%. The remaining increase in SG&A expenses is $95 million, or 7.2%. SG&A expenses in the business segments increased by $55 million, or 4.6%, due to a $21 million increase in MAP spending and higher restructuring charges and other administrative costs. General corporate expenses increased $42 million versus the prior year as a result of an increase in charges related to restructuring actions and spin-off related costs partially offset by headcount reductions, lower employee benefit costs and lower stranded overhead costs related to sold businesses. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives increased SG&A expenses by $4 million due to a decline in the gains associated with derivative energy contracts.

Exit Activities and Other Significant Items

The reported results for the first nine months of 2012 and 2011 reflect amounts recognized for actions associated with the corporation’s ongoing business improvement and cost reduction program and other exit and disposal actions. The charges related to exit activities, asset and business dispositions were $179 million in the first nine months of 2012 versus $47 million in the first nine months of 2011. As discussed in Note 8 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges primarily relate to contract termination costs, spin-off related advisory fees and the planned termination of employees related to both European and North American operations as part of initiatives related to the spin-off and the elimination of stranded overhead.

Impairment Charges

Impairment charges of $32 million were recognized in the first nine months of 2012 related to the writedown of capitalized computer software that was determined to have no future use by the company.

Net Interest Expense

Net interest expense in the first nine months of 2012 was $57 million, which was $9 million lower than the first nine months of the prior year due to a $1 million increase in interest expense which was offset by a $10 million increase in interest income. The increase in interest income was due to investment returns on the proceeds received from business dispositions.

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

Income Tax Expense

Note 11 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the corporation from continuing operations:

	First Nine Months
(In millions)	2012	2011
Continuing operations
Income before income taxes	$221	$405
Income tax expense	184	132
Effective tax rate	83.5%	32.5%

In the first nine months of 2012, the corporation recognized tax expense of $184 million on pretax income from continuing operations of $221 million, or an effective tax rate of 83.5%. The tax expense and related effective tax rate on continuing operations was determined by applying a 50.2% estimated annual effective tax rate to pretax earnings and then recognizing $74 million of discrete tax items. The discrete tax items relate to the following:

•	$72 million of tax expense to establish a valuation allowance on net operating losses in France.

•

$78 million of tax expense to establish a deferred tax liability related to earnings that are no longer permanently reinvested in Spain offset by a tax benefit of $67 million primarily related to a decrease in the amount of unrecognized tax positions in Spain.

•	$20 million of tax expense associated with deferred taxes on unremitted foreign earnings.

•	$24 million of tax benefit primarily from the settlement of tax audits and expiration of statute of limitations in Italy, France, Spain, the United States, and various state and local jurisdictions.

•	$5 million of tax benefit from adjustments to prior year tax provision estimates.

In the first nine months of 2011, the corporation recognized tax expense of $132 million on pretax income from continuing operations of $405 million, or an effective tax rate of 32.5%. The tax expense and related effective tax rate on continuing operations were determined by applying a 34.8% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate. The expected repatriation of a portion of 2011 earnings increased the 2011 estimated annual effective tax rate by 2%.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

The company reported income from continuing operations in the first nine months of 2012 of $37 million as compared to $273 million in the prior year. The $236 million decline in earnings was due in large part to an increase in restructuring and impairment charges as well as an increase in the effective tax rate from 32.5% to 83.5% related to the tax items previously discussed.

Diluted EPS from continuing operations declined from $0.43 in the first nine months of 2011 to $0.06 in the first nine months of 2012. Diluted EPS in 2012 were impacted by lower average shares outstanding, which declined from 635 million in 2011 to 595 million in 2012 due to the share repurchases in 2011.

Discontinued Operations

Income (loss) from discontinued operations – The discontinued operations reported an after tax loss of $188 million in 2012 as compared to income of $302 million in 2011. The year-over-year decline in results was due to a $345 million after tax impairment charge in 2012 primarily related to the European bakery businesses as well as a $78 million decline in results for the North American fresh bakery operations due primarily to the year-over-year change in the tax benefit related to tax basis differences. In addition, the results of the discontinued operations reported in the first nine months of 2012 and 2011 include less than a full nine months due to the timing of the dispositions of these businesses.

Gain (loss) on sale of discontinued operations – In the first nine months of 2012, the corporation completed the disposition of its fresh bakery, foodservice beverage and refrigerated dough businesses in North America as well as its European bakery business, its non-European insecticides businesses and a portion of the shoe care and air care businesses and recognized a total pretax gain of $771 million ($403 million after tax). The tax provision on the refrigerated dough disposition was negatively impacted by a book/tax basis difference related to $254 million of goodwill that is not deductible. In the first nine months of 2011, the corporation completed the disposition of its global body care and European detergents, air care and Australian/New Zealand bleach businesses and recognized a pretax gain on the disposition of $1.184 billion ($608 million after tax). Further details regarding these transactions are included in Note 6 to the Consolidated Financial Statements, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the first nine months of 2012, the corporation reported net income of $252 million versus $1.183 billion in the comparable period of the prior year. The decline in net income was due to the $236 million decrease in income related to continuing operations, due in large part to the higher restructuring charges and tax provision, and a $695 million decrease in net income from discontinued operations. The decrease in net income from discontinued operations was due to a $490 million decline in income from discontinued operations as well as a $205 million decline in the gain on the disposition of businesses.

Diluted EPS decreased from $1.85 per share in the first nine months of 2011 to $0.42 per share in the first nine months of 2012 due to the factors previously noted. Diluted EPS were impacted by lower average shares outstanding during the first nine months of 2012 due to share repurchases in 2011.

Operating Results by Business Segment

Net sales and income before income taxes by business segment for 2012 and 2011 are as follows:

	Net Sales
	Quarter ended		Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
North American Retail	$675	$670	$2,100	$2,106
N.A. Foodservice and Specialty Meats	260	243	881	807
Coffee & Tea	938	925	2,858	2,552
Australian Bakery	30	29	103	100

Total business segments	1,903	1,867	5,942	5,565
Intersegment sales	(4)	(7)	(19)	(20)

Total net	$1,899	$1,860	$5,923	$5,545

	Income from Continuing Operations before Income Taxes
	Quarter ended		Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
North American Retail	$72	$82	$195	$226
N. A. Foodservice and Specialty Meats	17	21	77	82
Coffee & Tea	106	134	360	333
Australian Bakery	(2)	—	3	1

Total operating segment income	193	237	635	642
General corporate expense	(113)	(47)	(341)	(124)
Mark-to-market derivative gains/(losses)	(10)	8	(6)	18
Amortization of intangibles	(4)	(4)	(10)	(10)

Total operating income	66	194	278	526
Net interest expense	(18)	(16)	(57)	(66)
Debt extinguishment costs	—	—	—	(55)

Income from continuing operations before income taxes	$48	$178	$221	$405

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total corporation:

Third Quarter 2012

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	0.3%		(0.9)%		4.0%		(2.6)%		0.0%		0.0%		0.8%
N. A. Foodservice and Specialty Meats	(2.5)		0.2		4.9		0.3		4.0		0.0		6.9
Coffee & Tea	(7.3)		6.5		9.1		(3.7)		0.8		(4.0)		1.4
Australian Bakery	(4.3)		2.1		(1.6)		0.6		0.0		4.2		1.0

Total Continuing Business	(3.9)%		3.0%		6.6%		(2.7)%		0.9%		(1.9)%		2.0%

First Nine Months 2012

Net Sales Changes	Unit Volumes	+	Mix	+	Price	+	Other	+	Acquisitions/ (Divestitures)	+	Foreign Exchange	=	Net Sales Change
North American Retail	(4.1)%		0.4%		5.1%		(1.7)%		0.0%		0.0%		(0.3)%
N. A. Foodservice and Specialty Meats	(1.7)		0.0		4.7		(0.1)		6.2		0.0		9.1
Coffee & Tea	(6.0)		5.3		11.6		(0.9)		1.2		0.8		12.0
Australian Bakery	(7.7)		5.3		3.1		(5.1)		0.0		7.2		2.8

Total Continuing Business	(4.7)%		2.6%		8.0%		(1.0)%		1.4%		0.5%		6.8%

The following tables summarize the net sales and operating segment income for each of the business segments for 2012 and 2011 and certain items that affected the comparability of these amounts:

North American Retail

	Quarter ended				Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change
Net Sales	$675	$670	$5	0.8%	$2,100	$2,106	$(6)	(0.3)%

Adjusted Net Sales	$675	$670	$5	0.8%	$2,100	$2,106	$(6)	(0.3)%

Operating segment income	$72	$82	$(10)	(12.6)%	$195	$226	$(31)	(14.0)%

Less: Increase/(decrease) in operating segment income from
Restructuring actions	$—	$(1)	$1		$(9)	$(2)	$(7)
Accelerated depreciation	(6)	—	(6)		(18)	—	(18)

Adjusted operating segment income	$78	$83	$(5)	(7.0)%	$222	$228	$(6)	(3.1)%

Gross margin %	29.0%	31.6%		(2.6)%	28.5%	30.9%		(2.4)%

Third Quarter –

Net sales and adjusted net sales increased $5 million, or 0.8% from the prior year due to pricing actions which were partially offset by an unfavorable shift in sales mix and the impact of lower processed meat unit volumes. Overall unit volumes increased 0.3% as higher volumes for breakfast sausages, commodity turkey products and frozen bakery products and the timing of the Easter holiday offset lower volumes for deli meats, sliced meats and hot dogs. Pricing actions, net of trade promotions, increased net sales by 4.0%.

Operating segment income decreased by $10 million, or 12.6%, while adjusted operating segment income decreased by $5 million, or 7.0%. The decrease in adjusted operating segment income was the result of higher commodity costs, an unfavorable shift in sales mix, the impact of lower processed meat unit volumes, which included discounts to move aged inventory, and higher MAP spending which were only partially offset by pricing actions, lower SG&A costs and savings from continuous improvement programs.

First Nine Months –

Net sales and adjusted net sales decreased by $6 million, or 0.3%, as a result of lower unit volumes, the impact of exiting the low margin commodity hog business in the prior year and higher slotting costs partially offset by pricing actions and a favorable shift in sales mix. Unit volumes declined 4.1% due to lower volumes for frozen bakery products, hot dogs, breakfast sandwiches, deli meats, sliced meats and smoked sausages which more than offset volume increases for breakfast sausages and commodity turkey products. Pricing actions, net of trade promotions, increased net sales by 5.1%.

Operating segment income decreased $31 million, or 14.0%, while adjusted operating segment income decreased $6 million, or 3.1%. The decrease in adjusted operating segment income was the result of higher commodity costs, the impact of lower processed meat unit volumes, including discounts to move aged inventory, and higher slotting expenses which were only partially offset by pricing actions, lower SG&A costs and savings from continuous improvement programs.

North American Foodservice and Specialty Meats

	Quarter ended				Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change
Net Sales	$260	$243	$17	6.9%	$881	$807	$74	9.1%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$—	$—		$—	$—	$—
Acquisitions/dispositions	29	18	11		83	31	52

Adjusted net sales	$231	$225	$6	2.9%	$798	$776	$22	2.9%

Operating segment income	$17	$21	$(4)	(16.9)%	$77	$82	$(5)	(5.9)%

Less: Increase/(decrease) in operating segment income from
Restructuring actions	$—	$(1)	$1		$(1)	$(1)	$—
Accelerated depreciation	(1)	—	(1)		(1)	(2)	1
Acquisitions/dispositions	—	2	(2)		4	3	1

Adjusted operating segment income	$18	$20	$(2)	(7.4)%	$75	$82	$(7)	(8.3)%

Gross margin %	25.0%	27.9%		(2.9)%	26.4%	28.3%		(1.9)%

Third Quarter–

Net sales increased by $17 million, or 6.9%, while adjusted net sales increased by 2.9%. The increase in adjusted net sales was due to price increases in response to an increase in commodity costs partially offset by the impact of unit volume declines. Pricing actions increased sales by 4.9%. Overall, net unit volumes declined 2.5% as lower bakery volumes, due to demand softness caused by the continued weak economic conditions, were only partially offset by higher volumes for meat products, especially smoked sausage, corn dogs and hot dogs.

Operating segment income decreased by $4 million, or 16.9%. Adjusted operating segment income decreased by $2 million, or 7.4%, as the impact of higher commodity costs and the impact of lower unit volumes, including related manufacturing inefficiencies, offset pricing actions in response to higher commodity costs, continuous improvement savings and lower other SG&A costs.

First Nine Months–

Net sales increased by $74 million, or 9.1%, while adjusted net sales increased $22 million, or 2.9%. The increase in adjusted net sales was due to the impact of price increases in response to an increase in commodity costs partially offset by unit volume declines. The pricing actions increased sales by 4.7%. Overall, net unit volumes declined 1.7% as lower bakery volumes, due to demand softness caused by the continued weak economic conditions, were only partially offset by higher volumes for meat products, especially smoked sausage, cooked breakfast sausage and corn dogs.

Operating segment income decreased by $5 million, or 5.9%. Adjusted operating segment income decreased by $7 million, or 8.3%, as the unfavorable impact of higher commodity costs, net of pricing actions, the impact of lower unit volumes, including manufacturing inefficiencies, were only partially offset by continuous improvement savings and lower SG&A costs.

Coffee & Tea

	Quarter ended				Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change
Net Sales	$938	$925	$13	1.4%	$2,858	$2,552	$306	12.0%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$35	$(35)		$—	$(19)	$19
Acquisitions/Dispositions	9	2	7		35	4	31

Adjusted net sales	$929	$888	$41	4.6%	$2,823	$2,567	$256	10.0%

Operating segment income	$106	$134	$(28)	(20.7)%	$360	$333	$27	8.2%

Less: Increase/(decrease) in operating segment income from
Changes in foreign currency exchange rates	$—	$4	$(4)		$—	$(6)	$6
Restructuring actions	(14)	(1)	(13)		(27)	(36)	9
Acquisitions/dispositions	—	—	—		2	1	1

Adjusted operating segment income	$120	$131	$(11)	(8.7)%	$385	$374	$11	2.9%

Gross margin %	35.3%	36.8%		(1.5)%	36.7%	37.8%		(1.1)%

Third Quarter–

Net sales increased by $13 million, or 1.4%. The impact of foreign currency changes, particularly in the European euro and Brazilian real, decreased reported net sales by $35 million, while acquisitions net of dispositions increased net sales by $7 million. Adjusted net sales increased by $41 million, or 4.6%. The increase was due to pricing actions and a favorable shift in sales mix partially offset by lower unit volumes and lower green coffee export sales. Pricing actions increased net sales by 9.1%. Unit volumes decreased 7.3% due to volume declines in the retail channel. Retail volumes in Europe declined due to lower volumes for traditional roast and ground, due in part to the withdrawal from private label business in France and the weak economic conditions throughout Europe, partially offset by increases in single serve coffee volumes. Instant coffee volumes declined due to the flooding in Thailand while unit volumes in Brazil declined. Foodservice channel volumes increased due to higher unit volumes for coffee concentrates in Europe.

Operating segment income decreased by $28 million, or 20.7%. Adjusted operating segment income decreased by $11 million, or 8.7%, due to the impact of lower unit volumes, higher commodity costs (net of foreign currency raw material hedging losses of $1 million) and higher SG&A costs, due in part to the absorption of stranded overhead costs related to sold businesses partially offset by pricing actions, a favorable shift in sales mix and lower MAP spending.

First Nine Months–

Net sales increased by $306 million, or 12.0%. The impact of foreign currency changes, particularly in the European euro and Australian dollar, increased reported net sales by $19 million, while acquisitions net of dispositions increased net sales by $31 million. Adjusted net sales increased by $256 million, or 10.0%. The increase was due to pricing actions and a favorable shift in sales mix, partially offset by lower unit volumes and lower green coffee export sales. Pricing actions increased net sales by 11.6%. Unit volumes decreased 6.0 % due to volume declines in the retail channel. Retail volumes in Europe declined due to lower volumes for traditional roast and ground, due in part to the withdrawal from private label business in France and the weak economic conditions throughout Europe, partially offset by increases in single serve coffee volumes in Spain, France and Belgium. Instant coffee volumes declined due to the flooding in Thailand while unit volumes in Brazil declined. Unit volumes in the foodservice channel decreased slightly due to lower unit volumes for coffee concentrates.

Operating segment income increased by $27 million, or 8.2%. Adjusted operating segment income increased by $11 million, or 2.9%, due to the impact of pricing actions and a favorable shift in sales mix partially offset by higher commodity costs (net of foreign currency raw material hedging gains of $37 million), the impact of lower unit volumes, higher MAP spending and higher other SG&A costs, due in part to the absorption of stranded overhead costs related to sold businesses.

Australian Bakery

	Quarter ended				Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change	Mar. 31, 2012	Apr. 2, 2011	Change	Percent Change
Net Sales	$30	$29	$1	1.0%	$103	$100	$3	2.8%

Less: Increase / (decrease) in net sales from
Changes in foreign currency exchange rates	$—	$(1)	$1		$—	$(7)	$7

Adjusted net sales	$30	$30	$—	(3.2)%	$103	$107	$(4)	(4.4)%

Operating segment income (loss)	$(2)	$—	$(2)	NM	$3	$1	$2	NM

Less: Increase/(decrease) in operating segment income (loss) from
Changes in foreign currency exchange rates	$—	$—	$—		$—	$—	$—

Adjusted operating segment income	$(2)	$—	$(2)	NM	$3	$1	$2	NM

Gross margin %	20.7%	24.9%		(4.2)%	25.5%	25.6%		(0.1)%

Third Quarter–

Net sales increased by $1 million, or 1.0%. The impact of foreign currency changes increased reported net sales by $1 million. Adjusted net sales were virtually unchanged from the prior year as lower unit volumes and price declines, which reduced sales by 1.6%, were offset by the positive impact of a change in sales mix. Net unit volumes decreased 4.3%.

Operating segment income and adjusted operating segment income decreased by $2 million. The net impact of the change in foreign currency exchange rates was less than $1 million. The decrease in adjusted operating segment income was due to the negative impact of lower unit volumes and higher commodity costs.

First Nine Months–

Net sales increased by $3 million, or 2.8%. The impact of foreign currency changes increased reported net sales by $7 million. Adjusted net sales decreased $4 million, or 4.4% as lower unit volumes offset the positive impact of price increases, which increased net sales by 3.1% and a favorable change in sales mix. Net unit volumes decreased 7.7%.

Operating segment income and adjusted operating segment income increased by $2 million. The net change in foreign currency exchange rates increased operating segment income by less than $1 million. Adjusted operating segment income increased as a result of pricing actions, a favorable change in sales mix and lower SG&A costs which offset the negative impact of lower unit volumes and higher commodity costs.

Financial Condition

The Consolidated Statements of Cash Flows include amounts related to discontinued operations. The discontinued operations had a significant impact on the cash flows from operating activities for the first nine months of 2012 and 2011. See Note 6 – “Discontinued Operations” for additional information regarding cash flows related to discontinued operations.

Cash from (used in) Operating Activities

The cash from operating activities generated by continuing and discontinued operations in the first nine months of 2012 and 2011 is summarized in the following table.

	Nine Months ended
(In millions)	Mar. 31, 2012	Apr. 2, 2011
Cash from (used in) Operating Activities:
Continuing Operations	$(88)	$59
Discontinued Operations	(52)	233

Total	$(140)	$292

The cash from operating activities declined $432 million versus the prior year due to the decline in cash generated by discontinued operations as a result of the impact of business dispositions as well as an increase in cash paid for restructuring and spin-off related activities, cash contributions to pension plans and $43 million paid as a refundable tax associated with the Senseo payments. These uses of cash from operating activities were partially offset by a decrease in cash paid for income taxes and interest as well as the favorable impact of improved working capital management and operating results, excluding significant items, for continuing operations.

Cash from (used in) Investing Activities

The cash provided by investing activities was $1.7 billion in the first nine months of 2012, as compared to $2.0 billion of cash provided by investing activities in 2011. The decrease in cash generated by investing activities was due to a $147 million decline in the amount of proceeds received from business dispositions, an increase in cash paid for software and other intangibles, which is primarily related to the $153 million (€115 million) paid to acquire the remaining ownership interest in the Senseo coffee trademark. In addition, the cash received from derivative transactions declined from $72 million in 2011 to $49 million in 2012 due primarily to a decrease in cash received on the settlement of foreign exchange derivative contracts. Capital expenditures for the purchases of property and equipment decreased by $45 million in 2012 due in part to a reduction in expenditures related to the new Kansas City meat plant which was completed in 2011.

Cash from (used in) Financing Activities

Net cash used in financing activities declined by $545 million. The year-over-year change was due to a $1.3 billion reduction in cash expended for share repurchases partially offset by an $814 million increase in repayments of debt and related derivatives, net of new borrowings. The company has indicated that it has no plans for any additional share repurchases after the amounts repurchased in 2011. In the first nine months of 2012, the corporation had net repayments of short-term and long-term debt of $651 million, which included the payment of $156 million related to derivatives associated with this debt. The company had net borrowings of $163 million during the first nine months of the prior year due to the redemption of $1.1 billion of the company’s 6  1/4% Notes, net of the issuance of $1.5 billion of new debt, which included $400 million of 2.75% Notes due in September 2016 and $400 million of 4.1% Notes due in September 2020. See Note 7 to the Consolidated Financial Statements, “Debt Issuances and Redemptions,” for further details regarding these refinancing actions. In 2012, there was $10 million of cash paid to acquire a noncontrolling interest portion of a business prior to the disposition of the entire business. The dividends paid in 2012 are $203 million, which is $14 million lower than the prior year due to fewer shares outstanding as a result of the share repurchases made in 2011.

Liquidity

Notes Payable/Cash and Equivalents

The balance of notes payable at March 31, 2012 of $187 million was $51 million lower than the amount reported at July 2, 2011. The corporation had cash and cash equivalents on the balance sheet at March 31, 2012 of $2.655 billion, which was $589 million higher than the balance at July 2, 2011 as a result of the receipt of $2.035 billion of proceeds on business dispositions. A combination of new borrowings and cash were used to fund the repayment of approximately $820 million of debt and related derivatives, increased contributions to pension plans and the cost of restructuring and spin-off related activities. In addition, changes in foreign currency rates reduced cash by $155 million during the year.

Anticipated Spin-off/Dividends

In January 2011, the corporation announced that its board of directors has agreed in principle to divide the company into two separate, publicly traded companies which is expected to be completed in the fourth quarter of 2012. Under the current plan, the international coffee and tea business will be spun-off, tax-free, into a new public company (spin-off) to be domiciled in the Netherlands and named D. E MASTER BLENDERS 1753 B.V. The remaining company will primarily consist of Sara Lee’s current North American retail, foodservice and specialty meats businesses. The corporation has received a Private Letter Ruling from the IRS which confirms that key requirements for tax-free treatment of the spin-off will be satisfied, but the separation plan is subject to final approval by the board of directors and other customary approvals.

Sara Lee previously announced that as part of the spin-off process, Sara Lee will spin-off all of the shares of its U.S. subsidiary that holds its Coffee & Tea business. Immediately after that spin-off occurs, the U.S. subsidiary will pay a $3.00 special dividend to Sara Lee shareholders who receive shares of the spun-off business. The corporation does not expect to declare or pay any additional dividends before the spin-off.

Credit Facility and Credit Ratings

The corporation has a $1.2 billion revolving credit facility that is set to expire on the earlier of June 4, 2013 or the date on which the spin-off of the coffee and tea business is consummated. The credit facility has a facility fee of 0.175% and a participation fee of 1.075% of any outstanding letters of credit under the facility. A supplemental commitment fee of 0.05% becomes effective on each of June 30, September 30, and December 31 of 2012 if the facility is still in place on those dates. At March 31, 2012, the corporation did not have any borrowings outstanding under this facility, but it did have approximately $158 million of letters of credit outstanding under this credit facility. The facility does not mature or terminate upon a credit rating downgrade. The company is in the process of establishing new revolving credit facilities that will be in place for both companies after the spin-off of the coffee and tea business is completed.

The corporation’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of March 31, 2012, were as follows:

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

Debt

The corporation’s total long-term debt decreased $469 million in the first nine months of 2012, from $2.408 billion at July 2, 2011, to $1.939 billion at March 31, 2012, primarily as a result of the repayment of the euro denominated 2.25% Notes and changes in foreign currency exchange rates. The corporation’s total long-term debt is due to be repaid as follows: $976 million in the remainder of 2012; $10 million in 2013; $21 million in 2014; $84 million in 2015; $404 million in 2016; $2 million in 2017 and $442 million thereafter. See below for additional information regarding the portion of long term debt classified as current. Debt obligations maturing in 2012 will be paid primarily with cash on hand and short term borrowings. Debt obligations maturing beyond 2012 are expected to be satisfied with a combination of new long-term debt issuances, short-term borrowings, cash on hand, and operating cash flows.

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

On March 6, 2012, the corporation announced that it had commenced a cash tender offer to purchase up to $470 million combined aggregate principal amount of three series of its outstanding debt securities: 6.125% Notes due 2032, 4.10% Notes due 2020 and 2.75% Notes due 2015. Upon the expiration of the tender offer on April 2, 2012, the corporation accepted for purchase $348.4 million of the 6.125% Notes and $121.6 million of the 4.10% Notes. Payment for these notes was made on April 3, 2012, which was subsequent to the end of the quarter. The corporation will recognize charges of approximately $27 million associated with the extinguishment of this debt in the fourth quarter of 2012. None of the 2.75% Notes were accepted for purchase under the tender offer. The portion of the notes tendered has been classified as a current liability in the Condensed Consolidated Balance Sheet at March 31, 2012.

On March 6, 2012, the corporation also announced that it will redeem all of its 3.875% Notes due 2013, of which an aggregate principal amount of $500 million is outstanding. The notes were redeemed on April 6, 2012 and a charge of approximately $13 million will be recognized in the fourth quarter of 2012 related to the early extinguishment of this debt. The entire amount of the 3.875% Notes has been classified as a current liability in the Condensed Consolidated Balance Sheet at March 31, 2012.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the corporation’s long-term debt and notes payable consist of 83.3% fixed-rate debt as of March 31, 2012, as compared with 68.3% as of July 2, 2011. The corporation monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Covenants

The corporation’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the corporation is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income attributable to Sara Lee plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended March 31, 2012 the corporation’s interest coverage ratio was 6.1 to 1.0.

Leases

The corporation has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations for continuing operations are scheduled to be paid as follows: $13 million in the remainder of 2012; $44 million in 2013; $35 million in 2014; $23 million in 2015; $18 million in 2016; $12 million in 2017 and $82 million, thereafter. The corporation is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The corporation continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $3 million in the remainder of 2012; $11 million in 2013; $10 million in 2014; $8 million in 2015; $2 million in 2016; $1 million in 2017 and $28 million, thereafter.

The corporation has various funding obligations and certain contingent guaranty obligations that are outlined below.

Pension Plans

The funded status of the corporation’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. For continuing operations, the U.S. plans were underfunded by $121 million and the international plans were overfunded by $159 million as of the end of 2011. Further information on the corporation’s pension plans is contained in Note 10 to these Consolidated Financial Statements. The corporation anticipates recognizing income of approximately $15 million in continuing operations in 2012 for its defined benefit pension plans.

The corporation contributed $187 million in the first nine months of 2012 to these defined benefit pension plans, which includes a €60 million contribution to the company’s Dutch pension plan related to an agreement with the unions to restructure this plan. The corporation anticipates that approximately $220 million of cash contributions will be made for the entire fiscal year, of which approximately $214 million relates to its international plans. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with the trustees of certain foreign plans. As a result, actual funding in 2012 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 to the Consolidated Financial Statements – “Defined Benefit Pension Plans,” that are included in the corporation’s 2011 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

The corporation participates in several multi-employer pension plans that provide retirement benefits to certain employees covered by collective bargaining agreements (MEPP). The corporation divested a number of North American businesses over the past two years, and in most of those transactions, the buyer assumed any MEPP obligations relating to the divested business.

Participating employers in a MEPP are jointly responsible for any plan underfunding. Factors that could impact funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition to regular contributions, the corporation could be obligated to pay additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These withdrawal liabilities, which would be triggered if the corporation ceases to make contributions to a MEPP with respect to one or more collective bargaining units, would equal the corporation’s proportionate share of the unfunded vested benefits based on the year in which the liability is triggered. The corporation believes that certain of the MEPPs in which it previously participated or currently participates have unfunded vested benefits, and some are significantly underfunded. Withdrawal liability triggers could include the corporation’s decision to close a plant or the dissolution of a collective bargaining unit. Due to uncertainty regarding future withdrawal liability triggers, we are unable to determine the amount and timing of the corporation’s future withdrawal liability, if any, or whether the corporation’s participation in these MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. Disagreements over potential withdrawal liability may lead to legal disputes.

The corporation’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $3 million in 2011 and $4 million in 2010. The corporation’s regularly scheduled contributions to MEPPs related to its divested North American fresh bakery business totaled approximately $45 million in 2011 and $43 million in 2010. The corporation also recognized charges (credits) for partial withdrawal liabilities related to MEPPs, which are reported in discontinued operations, of approximately $3 million in the first nine months of 2012, $(3) million in 2011 and $23 million in 2010. The $3 million credit in 2011 is an adjustment of an estimate made in 2010.

Repatriation of Foreign Earnings and Income Taxes

The corporation anticipates that it will continue to repatriate a portion of its foreign subsidiaries earnings until the spin-off of the international coffee and tea business is completed. The tax expense associated with any return of foreign earnings will be recognized as such earnings are realized. However, the corporation pays the tax liability upon completing the repatriation action. The repatriation of foreign sourced earnings is not the only source of liquidity for the corporation. In addition to cash flow derived from operations, the corporation has access to the commercial paper market, a $1.2 billion revolving credit facility, and access to public and private debt markets as means to generate liquidity sufficient to meet its U.S. cash flow needs.

The corporation currently estimates that the continuing operation’s tax expense for the repatriation of a portion of 2012 and prior year foreign earnings to the U.S. will be approximately $53 million. In addition, the corporation has recognized $25 million of tax expense in the first nine months of 2012 related to the repatriation of the gain on the sale of the insecticides business. The tax expense and cash payments related to these repatriation actions may be impacted by the spin-off of the international coffee and tea business.

As a consequence of the spin-off of the international coffee and tea business, Sara Lee expects to release approximately $700 million of deferred tax liabilities currently on its balance sheet related to the repatriation of foreign earnings. This reversal, which will be reflected as a reduction to income tax expense, is expected to occur in the same quarter as the spin-off.

Restructuring Actions Liabilities

The corporation has recognized amounts for various restructuring charges. At March 31, 2012, the corporation had recognized cumulative liabilities of approximately $140 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the corporation expects a significant portion of these amounts will be paid over the next twelve months.

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

(In millions)	Amounts	Average	Time Interval	Confidence Level
Value at Risk Amounts

First Nine Months 2012
Interest rates	$18	$22	1 day	95%
Foreign exchange	27	27	1 day	95

Year End 2011
Interest rates	$21	$24	1 day	95%
Foreign exchange	15	18	1 day	95

Interest rate value at risk decreased over 2011 due to a decrease in short term debt and rate volatilities. Increases in foreign exchange value at risk amounts in 2012 were primarily due to increases in the volatilities of both the euro and Brazilian real.

Sensitivity Analysis – For commodity derivative instruments held, the corporation utilizes a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on the corporation’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. At the end of the third quarter of 2012 and the end of 2011, the potential change in fair value of commodity derivative instruments, assuming a 10% change in the underlying commodity price, was $17 million and $22 million, respectively.

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

Multiemployer Pension Plans (MEPPs) – In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update which expands the disclosure requirements regarding MEPPs. The new disclosures will require more information about an employer’s financial obligation to a MEPP including, among other things: (i) the amount of an employer’s contribution made to each significant plan or to all plans in the aggregate; (ii) an indication if the employer’s contribution represents more than 5% of total MEPP contributions; (iii) an estimate of the funded status of the MEPP; and (iv) an indication if any MEPPs are subject to a funding improvement plan. The new disclosures will be required for the first time for the corporation at the end of 2012 but can be adopted early, if elected. This new standard will not have an impact on our consolidated results of operations, financial position or cash flows.

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

Forward-Looking Information

This document contains certain forward-looking statements, including the anticipated costs and benefits of restructuring, transformation and Project Accelerate actions, access to credit markets and the corporation’s credit ratings, the planned extinguishment of debt, the funding of pension plans, potential payments under guarantees and amounts due under future contractual obligations and commitments, projected capital expenditures, cash tax payments, pension settlement amounts and effective tax rates. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Consequently, the corporation wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Sara Lee’s actual results to differ from such forward-looking statements are factors relating to:

•

Sara Lee’s proposed spin-off plans and the special dividend announced on January 28, 2011, such as (i) unanticipated developments that delay or negatively impact the proposed spin-off and capital plans; (ii) Sara Lee’s ability to obtain an IRS tax ruling and any other customary approvals; (iii) Sara Lee’s ability to generate the anticipated efficiencies and savings from the spin-off including a lower effective tax rate for the spin-off company; (iv) the impact of the spin-off on Sara Lee’s relationships with its employees, major customers and vendors and on Sara Lee’s credit ratings and cost of funds; (v) changes in market conditions; (vi) future opportunities that the Board may determine present greater potential value to shareholders than the spin-off and special dividend; (vii) disruption to Sara Lee’s business operations as a result of the spin-off; (viii) future operating or capital needs that require a more significant outlay of cash than currently anticipated; and (ix) the ability of the businesses to operate independently following the completion of the spin-off;

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

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Sara Lee has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. With respect to the first program, Sara Lee announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of March 31, 2012, 13.5 million shares remain authorized for repurchase under this program. With respect to the second program, Sara Lee announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 its Board of Directors had increased this repurchase program by $2.0 billion shares (for a total authorization of $3.0 billion shares). As of March 31, 2012, $1.8 billion of shares have been repurchased under this program but there were no share repurchases during the period from January 1, 2012 to March 31, 2012. There is no expiration date for either program.

ITEM 6 – EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Sara Lee Corporation 1999 Non-Employee Director Stock Plan, as amended on April 26, 2012

10.2	Offer letter and term sheet dated December 31, 2011 between Sara Lee Corporation and Sean Connolly

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Sara Lee Corporation Quarterly Report on Form 10-Q for the nine months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Common Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARA LEE CORPORATION
(Registrant)

By:	/s/ John P. Zyck
John P. Zyck
Corporate Controller

DATE: May 8, 2012