Form 10-K
period 2012-06-30
Hillshire Brands Co
filed 2012-09-14
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-03344

The Hillshire Brands Company

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.8 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).

On September 4, 2012, the registrant had outstanding 122,048,797 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended June 30, 2012 are incorporated by reference into Parts I, II and IV of this Form 10-K, and are filed as Exhibit 13. Portions of the registrant’s Proxy Statement for its 2012 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, including the information incorporated herein by reference, contains certain forward-looking statements including without limitation statements about Hillshire Brands’ financial projections for fiscal 2013, our ability to absorb stranded overhead costs, expected fluctuations in commodity costs, anticipated savings from our cost reduction and productivity improvement program, our competitive position and our innovation plans. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “expects,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events, and are inherently uncertain. Readers should recognize that actual results may differ from those expressed or implied in the forward-looking statements. The factors described in Item 1A., “Risk Factors,” could have a material impact on Hillshire Brands’ business.

PART I

Item 1. Business

Corporate Information

The Hillshire Brands Company (“Hillshire Brands,” “we,” “us,” “our” or the “company”) is a leader in meat-centric food solutions for the retail and foodservice markets. The company generates $4 billion in annual sales and has approximately 9,500 employees. Hillshire Brands’ portfolio includes iconic brands such as Jimmy Dean, Ball Park, Hillshire Farm, State Fair, Sara Lee frozen bakery and Chef Pierre pies, as well as artisanal brands Aidells and Gallo Salame. The company was organized in Baltimore, Maryland in 1941 as The C.D. Kenny Company, was renamed Sara Lee Corporation in 1985 and adopted its current name in June 2012. Hillshire Brands’ principal executive offices are 3500 Lacey Road, Downers Grove, Illinois 60515-5424, and our telephone number is (630) 598-6000. Beginning in January 2013, our principal executive offices will be located at 400 S. Jefferson Street, Chicago, Illinois 60607.

General Development of the Business

In fiscal 2012, Hillshire Brands completed a significant transformation of its business. On June 28, 2012, Sara Lee Corporation (the former name of Hillshire Brands) completed the spin-off of its international coffee and tea business (the “Spin-Off”) into an independent, publicly traded Dutch company named D.E MASTER BLENDERS 1753 N.V. (“DEMB”). The Spin-Off was completed by Sara Lee Corporation effecting a stock dividend of 100% of the outstanding shares of common stock of the U.S. subsidiary holding the international coffee and tea business (“CoffeeCo”) to holders of Sara Lee common stock, after which CoffeeCo merged with a subsidiary of DEMB and each share of CoffeeCo was exchanged for one ordinary share of DEMB. In conjunction with the Spin-Off, CoffeeCo paid a $3.00 per share one-time special cash dividend to stockholders who received the stock dividend in the Spin-Off. Immediately after the Spin-Off, Sara Lee Corporation completed a 1-for-5 reverse stock split of its common stock (the “Reverse Stock Split”) and changed its name to The Hillshire Brands Company.

In fiscal 2012 and prior to the Spin-Off, Hillshire Brands completed several business divestitures. During fiscal 2012, Hillshire Brands completed the divestitures of its North American refrigerated dough (Store Brands) business, its North American Foodservice Coffee business, its Spanish bakery and French refrigerated dough businesses and the remaining portion of its International Household and Body Care businesses that was not sold in fiscal 2011. Also, during the second quarter of fiscal 2012, Hillshire Brands completed the sale of its North American Fresh Bakery business, which transaction was signed in November 2010. Results of operations for DEMB and all of these other divested businesses are reported as discontinued operations for all periods presented.

As a result of the Spin-Off and the business divestitures completed prior to the Spin-Off, Hillshire Brands now is a pure-play meat-centric foods company that conducts business predominantly in the United States. In this Annual Report on Form 10-K, the term “Hillshire Brands” or “the company” refers both to The Hillshire Brands Company and its predecessor company, Sara Lee Corporation.

The Spin-Off and the $3.00 per share one-time special cash dividend also represented the culmination of Hillshire Brands’ commitment, first announced in February 2010, to return capital to stockholders. During fiscal 2010 and fiscal 2011, Hillshire Brands repurchased $1.8 billion of its common stock. Combined with the $3.00 one-time special cash dividend paid in June 2012, Hillshire Brands has returned a total of approximately $3.6 billion of capital to its stockholders since February 2010. Hillshire Brands has two stock repurchase programs that remain in effect, one of which has 2.7 million shares authorized for repurchase and the other has $1.2 billion of shares authorized for repurchase; however the company currently does not have plans to repurchase shares. There is no expiration date for either program.

Restatement of Previously Issued Financial Statements

On June 28, 2012, Sara Lee Corporation (the former name of Hillshire Brands) completed the spin-off of its international coffee and tea business into an independent, publicly traded Dutch company named D.E MASTER BLENDERS 1753 N.V. (“DEMB”). On August 1, 2012, DEMB announced that it had discovered accounting irregularities involving previously issued financial results for its Brazilian operations and, as a result, would restate their previously issued financial statements for fiscal years 2009 through 2012. The financial results of the Brazilian operations, which were owned by Sara Lee Corporation prior to the Spin-Off, are currently reported as part of discontinued operations in the Hillshire Brands financial statements as a result of the Spin-Off. Accordingly, Hillshire Brands has restated the historical financial statements for fiscal years 2010 and 2011 to reflect the correction of the accounting irregularities in the Brazilian operations now owned by DEMB. In addition to the restatement for the error corrections related to the Brazilian operations, Hillshire Brands has corrected several other errors related to continuing and discontinued operations. These errors had been previously identified and corrected in the fiscal periods in which they were discovered; however, in connection with the restatement related to the Brazilian operations, the company has restated its financial statements for fiscal years 2010 to 2011 to record these errors in the fiscal periods in which they originated. See Note 1, “Nature of Operations and Basis of Presentation” to the Consolidated Financial Statements contained in Hillshire Brands’ 2012 Annual Report to Stockholders for additional information regarding the restatement.

Narrative Description of the Business

Hillshire Brands’ operations are organized around three business segments—Retail, Foodservice/Other and Australian Bakery. Results of operations for all periods are presented based upon this reporting structure.

Retail

Retail sells a variety of packaged meat and frozen bakery products to retail customers in North America. Products include hot dogs and corn dogs, breakfast sausages, breakfast convenience items, including breakfast sandwiches and bowls, dinner sausages, premium deli and luncheon meats, cooked hams and frozen pies, cakes, cheesecakes and other desserts. Our significant brands include Jimmy Dean, Ball Park, Hillshire Farm, State Fair and Sara Lee, as well as more artisanal brands Aidells and Gallo Salame.

Substantially all of the sales of the Retail business are generated in the U.S. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains and generally are transacted through Hillshire Brands’ own sales force and outside brokers.

The primary raw materials for the segment’s products include pork and beef, which are purchased almost entirely from third party suppliers and independent farmers, and poultry. We raise turkeys and contract with turkey growers to meet our raw material needs. Hillshire Brands does not rely on any one or small group of suppliers for these raw materials, and prices fluctuate based on supply and demand in the marketplace, weather and government price supports; however we utilize commodity financial derivative instruments and forward purchase contracts to manage our exposure to short-term cost fluctuations.

The branded meat business is highly competitive, with an emphasis on product quality, innovation and value. New product innovations are a key component to our success. The Retail segment competes with other international, national, regional and local companies in each of the product categories.

Retail’s business accounted for 71%, 69% and 68% of Hillshire Brands’ consolidated sales on a continuing operations basis during fiscal years 2012, 2011 and 2010, respectively.

Foodservice/Other

Foodservice/Other sells a variety of meat and bakery products to foodservice customers in North America. Products include hot dogs and corn dogs; breakfast sausages and sandwiches; dinner sausages; premium deli and luncheon meats, ham, beef and turkey; and a variety of bakery products, including pastries, muffins, frozen pies, cakes and cheesecakes. This segment also includes results for the company’s U.S. Senseo coffee business, which was exited in March 2012, as well as the hog, commodity pork and turkey businesses previously included in the Retail business segment.

During fiscal 2012, virtually all of the segment’s sales were generated in the U.S. Sales are made in the foodservice channel to distributors, restaurants, hospitals and other large institutions. Unit volumes in our non-commodity Foodservice/Other business generally are a function of consumer eating patterns outside of the home. Unit volumes in our turkey operations generally are a function of supply versus internal production demand.

The primary raw materials for Foodservice/Other’s products include pork, beef and poultry, and to a lesser extent wheat flour, sugar, corn syrup, cooking oils, butter, fruit and eggs, which are purchased from independent suppliers and farmers. We also raise turkeys and contract with independent growers to meet our raw material needs. The Foodservice/Other segment does not rely on any one or small group of suppliers for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports; however we utilize commodity financial derivative instruments and forward purchase contracts to manage our exposure to short-term cost fluctuations.

The Foodservice/Other segment competes with other international, national, regional and local companies in each of its product categories.

Foodservice/Other’s business accounted for 26%, 28% and 29% of Hillshire Brands’ consolidated sales on a continuing operations basis during fiscal years 2012, 2011 and 2010, respectively.

Australian Bakery

Australian Bakery sells a variety of frozen dessert, fruit, ice-cream and savoury products to retail and foodservice customers in Australia and also in New Zealand and the Pacific Rim. The Australian Bakery segment also operates several outlet stores in Australia. Product offerings including frozen cheesecakes, cakes, fruit pies, croissants, danishes, lasagna, quiche and fruit. The business also manufactures certain private label products under contract for its retail customers.

During fiscal 2012, the segment’s sales were generated primarily in Australia and New Zealand. Sales are transacted directly with supermarkets and foodservice wholesalers in Australia, directly with supermarkets in New Zealand and through business agents and representatives in New Zealand and certain international markets. In the foodservice channel, our primary customers are contract caterers, healthcare and educational institutions and restaurants. Unit volumes in the Australian Bakery segment are generally a function of economic activity, consumer eating patterns and market share.

The primary raw materials for Australian Bakery products include cream, butter, fruit, sugar and wheat flour/crumbs, which are purchased from independent suppliers. The Australian Bakery segment does not rely on any one or small group of suppliers for these raw materials, and prices fluctuate based upon supply and demand in the marketplace and weather.

The Australian Bakery segment competes with other international, national and local companies in most of its product categories.

Australian Bakery’s business accounted for 3%, 3% and 3% of Hillshire Brands’ consolidated sales on a continuing operations basis during fiscal years 2012, 2011 and 2010, respectively.

Discontinued Operations—International Coffee and Tea

On June 28, 2012 Hillshire Brands completed the Spin-Off of DEMB and, as a result, completely divested itself of the coffee and tea business. Accordingly, the results of operations of this business is reported as discontinued operations for fiscal 2012 and all prior periods presented.

Customers

Hillshire Brands considers major mass retailers and supermarket chains in the United States to be its most significant customers. Wal-Mart Stores, Inc. and its affiliates was Hillshire Brands’ largest customer in fiscal 2012, accounting for over $1.0 billion or approximately 25% of Hillshire Brands’ consolidated revenues from continuing operations. All of these revenues were generated by the Retail segment. Although no other single customer accounts for 10% or more of Hillshire Brands’ consolidated revenues from continuing operations, the loss of one of our major mass retailer or supermarket chain customers, or a significant Foodservice customer, could have a material adverse effect on our business.

Intellectual Property

Hillshire Brands is the owner of approximately 1,000 active trademark registrations and applications in countries around the world, which includes registrations held by Aidells Sausage Company. Hillshire Brands believes that, as a branded food company, its trademarks are among its most valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. Hillshire Brands believes that its core brands are covered by trademark registrations in most jurisdictions in which Hillshire Brands does business, and Hillshire Brands has an active program designed to ensure that its marks and other intellectual property rights are registered, renewed, protected and maintained. Some of Hillshire Brands’ products are sold under brands that have been licensed from third parties. Hillshire Brands also owns a number of valuable patents. In addition, Hillshire Brands owns numerous copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality

Generally, seasonal changes in demand for certain Hillshire Brands products are offset by Hillshire Brands’ diverse product offerings. For example, in the Retail segment sales of grilling items, such as hot dogs and smoked sausage, increase during the summer months, and cocktail links, frozen pies and breakfast sausage sales increase during the winter holiday periods. Hillshire Brands’ consolidated net sales from continuing operations for fiscal 2012 were recognized 25% in the first quarter, 27% in the second quarter, 23% in the third quarter and 25% in the fourth quarter.

Regulations

Hillshire Brands’ Retail and Foodservice operations, food products and packaging materials are subject to regulations administered by the U.S. Department of Agriculture (“USDA”) and the Food and Drug Administration (the “FDA”). Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods; establish safety standards for food processing; establish standards for ingredients and manufacturing procedures for certain foods; establish standards for identifying certain foods; determine the safety of food additives; and establish labeling standards and nutrition labeling requirements for food products. In addition, various states regulate these businesses by enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants and imposing their own food safety and labeling requirements on food products.

The Food Safety Modernization Act was recently enacted and, when effective, will impose new food safety standards on FDA regulated products. The Act is aimed at moving food safety from a reactive mode to a proactive one, similar to food safety procedures in USDA regulated plants. Hillshire Brands is currently making capital expenditures to assure compliance at our FDA regulated facilities before the Act becomes effective.

Hillshire Brands buys livestock, meat and poultry products and processed food ingredients from numerous sources based on factors such as price, quality and availability. Many of these products and processed food ingredients are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to U.S. Congressional and administrative review.

The food industry is highly regulated on a worldwide basis, and Hillshire Brands’ food operations outside the U.S. are subject to local and national regulations that are similar in nature to those applicable to our U.S. businesses.

Hillshire Brands’ operations, like those of similar businesses, also are subject to various federal, regional, state and local environmental and safety laws and regulations including the Clean Water Act, Clean Air Act, Solid Waste Disposal Act (as amended by the Resource Conservation and Recovery Act), Comprehensive Environmental Response, Compensation and Liability Act, Emergency Planning Community Right-to-Know Act, Safe Drinking Water Act, Toxic Substances Control Act, the Federal Insecticide, Fungicide, and Rodenticide Act and the Occupational Safety and Health Act (collectively “ESH Laws”). These ESH Laws may require permits for the discharge of pollutants into the air or water; impose limitations on the discharge of pollutants into the air or water; require the installation of pollution control equipment; establish standards for the treatment, storage, transportation and disposal of solid and/or hazardous wastes; impose obligations to investigate and remediate soil and/or groundwater contamination in certain circumstances; regulate storage tank use; require certain employee and facility safety programs; require reporting of certain information to a government and/or the public; and impose other requirements intended to protect the environment and employee and public health and safety.

While Hillshire Brands expects to make capital and other expenditures to comply with ESH Laws, it does not anticipate that such compliance will have a material adverse effect on its consolidated results of operations, financial position or cash flows. Hillshire Brands has an ongoing program to monitor compliance with ESH Laws.

Employees

At the end of fiscal year 2012, Hillshire Brands employed approximately 9,500 employees in its continuing operations.

Executive Officers of Hillshire Brands

Set forth below are Hillshire Brands’ executive officers as of September 1, 2012. There are no family relationships between any of the executive officers listed below or between any of our executive officers and any of our directors.

Name	Age	Title
Sean M. Connolly	47	Chief Executive Officer
Maria Henry	46	Executive Vice President, Chief Financial Officer
Andrew P. Callahan	46	Executive Vice President and President, Retail
Thomas P. Hayes	47	Executive Vice President and Chief Supply Chain Officer
Kent B. Magill	59	Executive Vice President, General Counsel and Corporate Secretary
Donald C. Davis	51	Senior Vice President and President, Foodservice
Jeff George	47	Senior Vice President, Research & Development
Sally Grimes	41	Senior Vice President and Chief Innovation Officer

Sean M. Connolly, Age 47. Chief Executive Officer of The Hillshire Brands Company since June 28, 2012, and Executive Vice President of Sara Lee Corporation and Chief Executive Officer, Sara Lee North American Retail and Foodservice, from January to June 28, 2012. Prior to joining Hillshire Brands, Mr. Connolly served as President of Campbell North America, the largest division of Campbell Soup Company (branded convenience food products), from October 2010 to December 2011, President, Campbell USA from 2008 to 2010 and President, North American Foodservice from 2007 to 2008. Before joining Campbell Soup in 2002, Mr. Connolly served in various marketing and brand management roles at Procter & Gamble (branded consumer packaged goods) for a decade.

Maria Henry, age 46. Chief Financial Officer of The Hillshire Brands Company since June 28, 2012, and Chief Financial Officer of Sara Lee Corporation’s North American operations from July 2011 to June 28, 2012. Prior to joining Sara Lee, Ms. Henry served as Executive Vice President and Chief Financial Officer of Culligan International (water filtration) from October 2005 to June 2011, and as Chief Financial Officer of Vastera, Inc. (global trade management solutions) from October 2002 to May 2005. She previously served as Vice President of Corporate Development of Acterna Corporation (telecommunications equipment) from October 2001 to October 2002, and as Chief Financial Officer, North America and Senior Vice President of Finance, Planning and Analysis of U.S. Office Products (office products supply) from May 1999 to May 2001.

Andrew P. Callahan, Age 46. Executive Vice President and President, Retail of The Hillshire Brands Company, since June 28, 2012, Senior Vice President, Chief Customer Officer for Sara Lee Corporation’s North American operations from April 2011 to June 2012, President, of Sara Lee’s North American Foodservice segment from November 2009 to April 2011, and Vice President of Marketing for Sara Lee’s breakfast and snacking business unit. Prior to joining Sara Lee, Mr. Callahan worked at Kraft Foods, Inc. (branded food products) for 13 years in various marketing, sales and general management positions, including Vice President, Customer Development on Kraft’s SUPERVALU business and General Manager of The Churny Company.

Thomas P. Hayes, Age 47. Executive Vice President and Chief Supply Chain Officer of The Hillshire Brands Company since June 28, 2012, Senior Vice President and Chief Supply Chain Officer for Sara Lee Corporation’s North American Retail and Foodservice businesses from 2009 to 2012, President of Sara Lee Foodservice from 2007 to 2009, and Chief Customer Officer, Foodservice from 2006 to 2007. Prior to joining Sara Lee in 2006, Mr. Hayes served as group president of US Foodservice, Inc. (foodservice distributor) from 2004 to 2006 and held general management, sales and marketing positions with ConAgra Foods (diversified food company), The Fort James Corporation (paper mills), Stella Foods (food products) and Kraft Foods, Inc. (branded food products).

Kent B. Magill, Age 59. Executive Vice President, General Counsel and Corporate Secretary of The Hillshire Brands Company since June 28, 2012. Before joining Hillshire Brands, Mr. Magill was an attorney with Stinson Morrison Hecker LLP (law firm) from March 2012 to June 2012, and prior to that was employed by Hostess Brands, Inc. (formerly Interstate Bakeries Corporation) (fresh-baked bread and sweet goods baker) from November 2000 to March 2012, most recently serving as its Executive Vice President, General Counsel and Corporate Secretary. He also served as Vice President, General Counsel and Secretary of Layne Christensen Company (global water management, construction and mineral exploration company) from August 1992 to November 2000, and held various legal positions with The Marley Company (diversified manufacturer of industrial and consumer products) from May 1980 to August 1992, including Vice President and Associate General Counsel. Hostess Brands, Inc. (formerly Interstate Bakeries Corporation) filed voluntary petitions for business reorganization under Chapter 11 of the U.S. Bankruptcy Code in September 2004 and March 2012.

Donald C. Davis, Age 51. Senior Vice President and President, Foodservice of The Hillshire Brands Company since June 28, 2012, Senior Vice President and General Manager of Sara Lee Corporation’s North American Foodservice business from April 2011 to May 2012, and Senior Vice President of Sales for Sara Lee’s North American Foodservice business from February 2008 to March 2011. Prior to joining Sara Lee in 2005, Mr. Davis held various positions with ConAgra Foodservice (branded food company) from January 2000 to September 2005, including Senior Vice President of Sales for Culinary Products, Executive Vice President and General Manager for Hunt Wesson, and Vice President of Sales and Marketing for ConAgra Poultry. Mr. Davis previously worked for Sara Lee Corporation from November 1988 to July 1998.

Jeff George, Age 47. Senior Vice President, Research & Development of The Hillshire Brands Company since June 28, 2012, Senior Vice President of Research and Development of Sara Lee Corporation’s North American business from June 2011 to June 2012, and Vice President of Research and Development for Sara Lee’s North America business from October 2010 to June 2011. Prior to joining Hillshire Brands, Mr. George worked at PepsiCo (global food and beverage company) for 24 years, during which he held a number of positions in Packaging Development, Corporate Engineering, Process Engineering and Product Development at Frito-Lay, most recently as Vice President of Global Technology Strategy for PepsiCo Beverages from January 2010 to October 2010.

Sally Grimes, Age 41. Senior Vice President and Chief Innovation Officer of The Hillshire Brands Company since July 2012. Prior to joining Hillshire Brands, she served as Global Vice President, Marketing, for the writing and creative expression business unit at Newell Rubbermaid, Inc. (global marketer of consumer and commercial products) from July 2007 to June 2012, and worked at Kraft Foods, Inc. (branded food products) in a variety of brand management positions from 1997 to 2007.

Information Available on Hillshire Brands’ Web Site

This Annual Report on Form 10-K and Hillshire Brands’ Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, and other documents filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on Hillshire Brands’ Web site (www.hillshirebrands.com, under “Investor Relations—Financial Reports”) as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. These documents also are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

The following documents also are available free of charge on Hillshire Brands’ Web site, www.hillshirebrands.com, under the captions indicated:

•	current versions of Hillshire Brands’ conformed corporate charter and bylaws, under “Investor Relations—Corporate Governance”

•	Corporate Governance Guidelines, under “Investor Relations—Corporate Governance”

•	Global Business Standards, Hillshire Brands’ corporate code of business conduct and ethics, and any amendments to or waivers of such code, if applicable, under “Our Company—Business Practices”

•

current charters for the Audit, Compensation and Employee Benefits, and Corporate Governance, Nominating and Policy Committees of Hillshire Brands’ Board of Directors, under “Our Company—Committee Charters”

•	procedures for communicating with Hillshire Brands’ Board of Directors, or the chair of any committee of the Board, under “Our Company—Contact the Board”

A copy of Hillshire Brands’ Corporate Governance Guidelines, Global Business Standards, or the charter of Hillshire Brands’ Audit, Compensation and Employee Benefits, or Corporate Governance, Nominating and Policy Committees will be sent to any stockholder without charge upon written request addressed to Hillshire Brands Corporation, Attn: Investor Relations Department, at 3500 Lacey Road, Downers Grove, Illinois, 60515-5424 or by calling (630) 598-8100 (or, beginning January 2013, at 400 S. Jefferson Street, Chicago, Illinois 60607).

Throughout this Annual Report on Form 10-K and as permitted by the SEC, Hillshire Brands “incorporates by reference” certain information from parts of other documents filed or to be filed with the SEC, including Hillshire Brands’ 2012 Annual Report to Stockholders and Hillshire Brands’ 2012 Proxy Statement. Readers of this Annual Report on Form 10-K are encouraged to read the information referenced in such other documents. Portions of Hillshire Brands’ 2012 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K, and full copies of Hillshire Brands’ 2012 Annual Report to Stockholders and 2012 Proxy Statement will be available, on or about September 14, 2012, on Hillshire Brands’ Web site, www.hillshirebrands.com, under “Investor Relations—Financial Reports.”

Financial Information about Industry Segments

For financial reporting purposes, Hillshire Brands’ businesses are divided into three business segments—Retail, Foodservice/Other and Australian Bakery. Former business segments, including our former International Coffee and Tea, North American Fresh Bakery, International Household and Body Care, and North American refrigerated dough (Store Brands) business are reported as discontinued operations. Financial information about Hillshire Brands’ business segments is incorporated herein by reference to Note 19, “Business Segment Information,” to the Consolidated Financial Statements contained in Hillshire Brands’ 2012 Annual Report to Stockholders.

Financial Information about Foreign and Domestic Operations and Export Sales

Hillshire Brands conducts business predominantly in the United States and its limited foreign operations are conducted through wholly owned subsidiaries incorporated outside the United States. Hillshire Brands’ principal foreign subsidiary is Kitchens of Sara Lee Pty Ltd, an Australian limited liability company that owns Hillshire Brands’ operations in Australian and New Zealand. The financial information about Hillshire Brands’ foreign and domestic operations in Note 19, “Business Segment Information,” to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report to Stockholders is incorporated herein by reference. Financial information about the impact on Hillshire Brands of foreign exchange rates appearing under the heading “Financial Review” of the Company’s 2012 Annual Report to Stockholders is incorporated herein by reference.

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

Our profitability may suffer as a result of the highly competitive markets in which we operate.

The retail branded food and foodservice industries are intensely competitive and our products are subject to significant price competition. We compete with companies that have various product ranges and geographic reach, and some of our competitors have significant financial resources. From time to time in response to competitive and customer pressures or to maintain market share, we may need to reduce the prices for some of our products or increase or reallocate spending on marketing, advertising and promotions and new product innovation. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices to offset cost increase, would harm our profit margins. If we reduce prices but we cannot increase sales volumes to offset the price changes, then our financial condition and results of operations will suffer.

Fluctuations in commodity costs could cause volatility in our operating costs and may reduce profits.

We use large quantities of commodities and inputs such as pork, beef, poultry, packaging and energy and, to a lesser extent, cheese, fruit, seasoning blends, wheat and sugar. We also raise turkeys and contract with turkey growers to meet our raw material requirements for whole birds and processed turkey products. Our costs for turkey are affected by the cost and supply of feed grains, including corn and soybean meal. Prices for all of these commodities are volatile and can fluctuate due to factors beyond our control, such as fluctuations in the commodity market, the availability of supply, severe weather, consumer or industrial demand and changes in governmental trade, alternative energy and agricultural programs. Although our outlook for fiscal 2013 assumes modest commodity deflation, we expect that the recent severe weather and draught conditions in the U.S. will lead to commodity cost inflation in the back half of fiscal 2013 and into fiscal 2014.

Volatility in our commodity and other input costs directly impact our gross margin and profitability. We may not able to increase our product prices enough to sufficiently offset increased raw material costs due to consumer price sensitivity or the pricing postures of our competitors. In addition, if we increase prices to offset higher costs, we could experience lower sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. We use commodity financial derivative instruments and forward purchase contracts to manage our exposure to short-term cost fluctuations; however, our strategies may not be adequate to limit our exposure to sustained cost increases and also may delay our ability to benefit from cost decreases, if commodity costs decrease below than those secured under our hedging programs. Over time, if commodity costs increase, our operating costs will increase despite our commodity hedging program, which could materially and adversely affect our short-term financial results.

Our financial success is dependent on our continued innovation and successful launch of new products, and maintaining our brand image through marketing investments.

To achieve our growth strategy we must, among other things, maintain the strong brand image of our existing products, introduce innovative new products and extend the product offerings of our existing brands.

Our financial success is dependent on anticipating changes in consumer preferences and successfully developing and launching new products and product extensions that consumers want. We devote significant resources to new product development, however we may not be successful in developing innovative new products or our new products may not be commercially successful. To the extent we are not able to effectively gauge the direction of our key markets and successfully identify, develop, manufacture and market new or improved products in these changing markets, our financial results and our competitive position will suffer. In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations.

We also seek to maintain and extend our brand image through marketing investments, including advertising, consumer promotions and trade spend. Due to inherent risks in the marketplace associated with advertising, promotions and new product introductions, including uncertainties about trade and consumer acceptance, our marketing investments may not prove successful in maintaining or increasing our market share and could result in lower sales and profits. There also are a number of trends in consumer preferences that may impact us and the industry as a whole. Continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing could adversely affect our brand image or lead to stricter regulations and greater scrutiny of food marketing practices.

Our success in maintaining, extending and expanding our brand image also depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. We are subject to a variety of legal and regulatory restrictions on how and to whom we market our products, for instance marketing to children, which may limit our ability to maintain or extend our brand image. Negative posts or comments about us on social networking web sites could seriously damage our reputation and brand image. If we do not maintain or extend our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

We must leverage our brand value propositions to compete against private label products and maintain profitability during economic downturns.

In many product categories, we compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide a higher quality and greater value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. In addition, in periods of economic uncertainty, consumers tend to purchase more lower-priced private label or other economy brands. We experienced this type of shift to lower-priced products during periods when we increased product prices in response to higher commodity costs. To the extent this occurs again, we could experience a reduction in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings.

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

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins.

As a producer of meat-centric food products, we are subject to risks associated with the outbreak of disease in pork, beef livestock, and poultry flocks, including Foot-and-Mouth Disease (FMD), Avian Influenza and Bovine Spongiform Encephalopathy (BSE). The outbreak of disease could adversely affect our supply of raw materials, increase the cost of production, and reduce operating margins. Additionally, the outbreak of disease may hinder our ability to market and sell products. We have developed business continuity plans for various disease scenarios; however no assurance given that these plans will be effective in eliminating the negative effects of any such diseases on our operating results.

Indemnification agreements with D.E MASTER BLENDERS 1753 N.V. (“DEMB”) and buyers of other divested businesses may not fully protect us against certain liabilities.

On June 28, 2012 we divested our international coffee and tea business segment through the Spin-Off of DEMB. In addition to the Spin-Off, Hillshire Brands has completed the divestitures of a number of other businesses, both within North American and internationally. Before they were divested, these businesses were subject to Hillshire Brands’ internal controls and accounting and reporting policies and procedures; however, there may be undiscovered issues that existed within the businesses that we divested that could adversely impact our historical financial statements. For example, on August 1, 2012 DEMB announced that they had discovered accounting irregularities and other adjustments within its Brazilian operations, which were not known before the Spin-Off and have resulted in Hillshire Brands restating its financial statements for fiscal years 2010 and 2011.

In connection with the Spin-Off, DEMB agreed to indemnify us for liabilities and obligations relating to the conduct of the spun-off international coffee and tea business. We have also entered into agreements with the buyers of other businesses that contain mutual indemnification obligations for matters relating to those businesses. There can be no assurance that (1) these indemnity agreements will be sufficient to protect us against liabilities that may arise, (2) we will not be required to indemnify the buyers for activities relating to those businesses that occurred prior to divestiture, or (3) the indemnifying parties will be able to fully satisfy their indemnification obligations. Our inability to enforce these indemnification provisions, or our failure to recover losses for which we are entitled to be indemnified, could adversely affect our results of operations, cash flows and financial condition.

We and our stockholders could incur substantial tax liabilities as a result of the Spin-Off.

We intend for the Spin-Off to qualify as tax-free under Section 355 of the U.S. Internal Revenue Code and we received a private letter ruling from the IRS substantially to the effect that the Spin-Off and certain related transactions, including the debt exchange, will qualify as tax-free to us and our stockholders for U.S. federal income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the private letter ruling request are untrue or incomplete in any material respect, or any material forward-looking covenants or undertakings are not complied with, then we would not be able to rely on the ruling. In addition, the ruling is based on current law, and cannot be relied upon if the applicable law changes with retroactive effect. In addition, as a matter of practice the IRS does not rule on every requirement for a tax-free spin-off, and the parties relied solely on the opinion of counsel for comfort that such additional requirements should be satisfied. The opinion of counsel relies on, among other things, the continuing validity of the ruling and various assumptions and representations as to factual matters made by us and DEMB which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail. Accordingly, even though we obtained a ruling and a “should” opinion of counsel, the IRS could assert that we have not otherwise satisfied the requirements for tax-free treatment and such assertion, if successful, could result in significant U.S. federal income tax liabilities for us and for our stockholders.

New leadership and the loss of key executives with significant historical knowledge in connection with the Spin-Off could create inefficiencies and inconsistencies that could have an adverse effect on our results of operations.

In connection with the Spin-Off, almost all of our former executive officers and half of our Board of Directors exited the company. In addition, as part of the cost reduction and productivity improvement initiatives we implemented in connection with the Spin-Off, we terminated over 100 mid-level and senior management employees at or shortly after completion of the Spin-Off and have experienced higher than normal employee turnover. The departing employees include key personnel with significant historical knowledge of our businesses and financial and corporate processes. The transition of leadership of the company to a new senior management team, and the departure of key personnel with significant historical knowledge of our businesses and financial and corporate processes, could create inefficiencies and inconsistencies in our business operations and corporate processes that could have an adverse effect on our results of operations.

We may not fully achieve the expected benefits of the Spin-Off.

In approving the Spin-Off, Sara Lee’s board of directors believed that the Spin-Off and the one-time special cash dividend would enhance the long-term interests of the company and its stockholders. The expected benefits of the Spin-Off included, among other things: improved management focus on each company’s respective business; the creation of two pure-play companies, which are easier for investors and analysts to understand; and greater control over future capital structure and return on investment, including more opportunities for strategic partnerships or acquisitions. There is no assurance that these expected benefits will be realized. In addition, there are financial and operational risks inherent in the Spin-Off that could have a negative impact on our financial results, including diversion of management’s attention from operating and growing our businesses, the transition of operational responsibility to a new senior leadership team at the completion of the Spin-Off and the inability to eliminate stranded costs incurred as a result of the Spin-Off. Failure to achieve the expected benefits of the Spin-Off could adversely impact our future results.

If we don’t achieve targeted cost reductions and realize anticipated efficiencies, our results of operations and financial condition could be adversely affected.

Our future success and profitability depends in part on our ability to be efficient in the manufacture and distribution of our products and in processing transactions with our customers and vendors. We have invested significant resources and made significant capital expenditures to improve our operational efficiency. In addition, in June 2012 we announced that we have implemented a new three-year cost reduction and productivity improvement program designed to save $100 million by fiscal 2015, of which $40 million is expected to be realized in fiscal 2013. Our failure to generate significant cost savings and margin improvement from our previous investments and our current cost reduction and productivity improvement program could adversely affect our profitability, impact our ability to invest in growth initiatives and weaken our competitive position.

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

We continue to consider acquisitions, joint ventures and divestitures as an important means of enhancing stockholder value and furthering our strategic objectives. Acquisitions and joint ventures involve financial and operational risks and uncertainties, including difficulty identifying suitable candidates or consummating a transaction on terms that are favorable to us; difficulties in achieving expected returns that justify the investments made; difficulties integrating acquired companies and operating joint ventures, retaining the acquired businesses’ customers and brands, and achieving the expected financial results and benefits of the transaction, such as cost savings and revenue growth from geographic expansion or product extensions; inability to implement and maintain consistent standards, controls, procedures and information systems; and diversion of management’s attention from our core businesses.

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

We have one credit facility in place and Hillshire Brands’ credit rating is a significant factor that determines the pricing under this credit facility. Negative changes in our credit ratings could increase our borrowing costs. In addition, our current short-term credit rating allows us to participate in a commercial paper market that has a large number of potential investors and a high degree of liquidity. We may access the commercial paper market for daily funding requirements. A downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both.

Changes in our relationships with our major customers, or in the trade terms required by such customers, may reduce sales and profits.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 25% of our net sales from continuing operations in fiscal 2012 and our top 10 customers, including Wal-Mart, collectively accounted for approximately 56% of our fiscal 2012 net sales from continuing operations. Besides Wal-Mart, no other customer accounted for more than 10% of our net sales from continuing operations during fiscal 2012. Our Retail customers typically do not enter into written contracts, and if they do sign contracts they generally are limited in scope and duration. As the retail grocery trade continues to consolidate and mass marketers become larger, our large Retail customers may seek to use their position to improve their profitability through improved inventory efficiency, lower pricing, increased promotional programs and increased emphasis on private label products. To the extent we provide concessions or trade terms that are favorable to our customers, our margins would be reduced. In addition, we sell to many large foodservice distributors and group purchasing organizations, which sales are frequently secured through competitive bidding. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

Volatility in the capital markets or interest rate could adversely impact our pension costs and the funded status of our pension plans.

We sponsor a number of defined benefit plans for employees in the United States. The difference between plan obligations and assets, which signifies the funded status of our plans, is a significant factor in determining the net periodic benefit costs of our pension plans and our ongoing funding requirements. As of the end of fiscal 2012, the funded status of Hillshire Brands’ defined benefit pension plans related to continuing operations was an underfunded position of $165 million, as compared to an underfunded position of $118 million at the end of fiscal 2011. Changes in interest rates and the market value of plan assets can impact the funded status of our plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business.

Information technology is an important part of our business operations, and we increasingly rely on information technology systems to increase efficiencies in our production and distribution facilities and inventory management processes. Like other companies, our information technology systems may be vulnerable to a variety of interruptions, some of which are beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers and other security issues. We have implemented technology security initiatives and disaster recovery plans to mitigate our exposure to these risks, but these measures may not be adequate. Any significant failure of our systems, including failures that prevent our systems from functioning as intended, could cause transaction errors, loss of customers and sales, have negative consequences on our employees and our business partners, and have a negative impact on our operations or business reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Hillshire Brands’ corporate headquarters are located in approximately 450,000 square feet of leased facilities outside Chicago, Illinois. We plan to relocate our corporate headquarters in December 2012 into a leased facility in Chicago, Illinois with approximately 220,000 square feet of office space. We also lease an approximately 73,000 facility outside Chicago, Illinois where our research and development team is located.

As of June 30, 2012, Hillshire Brands operated 14 food processing and product manufacturing facilities, of which ten manufacture meat-based products and three manufacture bakery products in the U.S. and one manufactures food products in Australia. We also operate 11 mixing centers and warehouse and distribution facilities that each contains more than 20,000 square feet in building area. In addition, we operate four facilities for raising and processing turkeys.

Hillshire Brands or its subsidiaries own most of these key facilities, and the majority of the leased facilities are subject to lease terms of less than 10 years. Management believes that Hillshire Brands’ facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Hillshire Brands’ current business operations. We also believe that the loss of any single facility would not have a material adverse effect on the operations or financial results of Hillshire Brands.

Item 3. Legal Proceedings

Aris Philippines. Hillshire Brands (formerly named Sara Lee Corporation) is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and

Employment and the National Labor Relations Commission (the “NLRC”) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz. The complaint primarily alleges unfair labor practices due to the termination of manufacturing operations in the Philippines by Aris Philippines, Inc., a former subsidiary of the company. In 2006, the arbitrator ruled against the defendants and awarded the complainants PHP3,453,664,710 (approximately USD $82 million) in damages and fees. The defendants appealed this ruling and it was subsequently set aside by the NLRC in December 2006. The parties have filed motions for reconsideration. Hillshire Brands continues to believe that the complainants’ claims are without merit; however, it is reasonably possible that this case will be ruled against us and have a material adverse impact on our results of operations and cash flows. The company has initiated settlement discussions and established an accrual for the estimated settlement amount.

Environmental. Hillshire Brands is a party to various other pending legal proceedings and claims. Some of the proceedings and claims against Hillshire Brands are for alleged environmental contamination and arise under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”). CERCLA imposes liability, regardless of fault, on certain classes of parties that are considered to be potentially responsible parties for contamination at a site. Although any one party can be held responsible for all the costs of investigation and cleanup, those costs are usually allocated among parties based on a variety of factors, such as the amount of waste or other materials each contributed to the site.

Although the outcome of the pending legal proceedings, including Superfund claims, cannot be determined with certainty, Hillshire Brands believes that the final outcomes should not have a material adverse effect on Hillshire Brands’ consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hillshire Brands’ common stock is traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. The principal market in the United States for our common stock is the New York Stock Exchange (“NYSE”). As of August 3, 2012, Hillshire Brands had approximately 51,678 holders of record of its common stock. Information regarding market prices on the NYSE and cash dividends paid on Hillshire Brands’ common stock during the past two fiscal years in included in Note 20, “Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements contained in Hillshire Brands’ 2012 Annual Report to Stockholders and information regarding share performance under the caption “Performance Graph” contained in Hillshire Brands’ 2012 Annual Report to Stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

Hillshire Brands has two continuing stock repurchase programs under which it has authority to repurchase shares of common stock in either open market or private transactions. No shares repurchases were made under either program during Hillshire Brands’ fiscal fourth quarter and the company currently does not have plans to repurchase shares. There is no expiration date for either program. Information regarding the maximum number and approximate dollar value of shares that may yet be purchased under the plans or programs is as follows:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 to May 5, 2012	0	—	0	2,691,824	$1.2 billion
May 6, 2012 to June 2, 2012	0	—	0	2,691,824	$1.2 billion
June 3, 2012 to June 30, 2012	0	—	0	2,691,824	$1.2 billion
Total	0	—	0	2,691,824	$1.2 billion

(1)	With respect to the first stock repurchase program, Hillshire Brands announced on August 4, 2005 that its Board of Directors had increased the number of shares authorized under this program by an additional 100 million shares. As of June 30, 2012 and after adjustment for the Reverse Stock Split on June 28, 2012, 2.7 million shares remain authorized for repurchase under this program. With respect to the second stock repurchase program, Hillshire Brands announced on September 25, 2009 that its Board of Directors had authorized a $1.0 billion share repurchase program and on February 16, 2010 its Board of Directors increased this repurchase program by $2.0 billion shares (for a total authorization of $3.0 billion shares). As of June 30, 2012, $1.2 billion of shares remain authorized for repurchase under this program.

Item 6. Selected Financial Data

Financial information for Hillshire Brands for the five fiscal years ended June 30, 2012 that appears under the heading “Financial Summary” in Hillshire Brands’ 2012 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements, and the information appearing under the heading “Financial Review,” contained in Hillshire Brands’ 2012 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the heading “Financial Review” in Hillshire Brands’ 2012 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the subsection entitled “Risk Management” under the heading “Financial Review” in Hillshire Brands’ 2012 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related Notes to Financial Statements of Hillshire Brands contained in Hillshire Brands’ 2012 Annual Report to Stockholders and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

Hillshire Brands’ Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Hillshire Brands’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon such evaluation, we have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

Restatement of Financial Statements and Material Weakness

Hillshire Brands has restated its previously issued financial statements for fiscal years 2010 and 2011, and its unaudited interim financial data for the first three quarters of fiscal years 2011 and 2012. The restatement was the result of accounting irregularities identified in the Brazil operations of D.E MASTER BLENDERS 1753 N.V. (“DEMB”). See Note 1, “Nature of Operations and Basis of Presentation” to the Consolidated Financial Statements contained in Hillshire Brands’ 2012 Annual Report to Stockholders for additional information regarding the restatement. These Brazil operations were owned by Sara Lee Corporation (former name of The Hillshire Brands Company) until completion of the Spin-Off on June 28, 2012, when DEMB became an independent, publicly traded company. The results of DEMB’s operations, including the Brazil operations, are reported in Hillshire Brands’ financial statements as results of discontinued operations for all periods presented. The accounting irregularities identified in the Brazil operations included the overstatement of accounts receivable due to the failure to write-off uncollectible customer discounts, improper recognition of sales revenues prior to shipments to customers, the understatement of accruals for various litigation issues, the failure to write-off obsolete inventory and other inventory valuation issues in Brazil during this period.

Hillshire Brands was notified of these accounting irregularities in July 2012. DEMB’s senior management and the Audit Committee of DEMB’s Board of Directors conducted a comprehensive investigation with the assistance of independent legal counsel and forensic and other accountants. As a result of the investigation, management has concluded that a material weakness existed in the company’s internal control over financial reporting as of the Evaluation Date. The material weakness relates to an ineffective control environment maintained by management in Brazil, including intentional overrides of internal controls, extensive cross-functional collusion by personnel in Brazil and communication and actions by management in Brazil that, in certain instances, overly emphasized meeting earning targets contributing to the lack of adherence to existing internal control procedures and U.S. GAAP.

Remediation Plan

Management has developed a plan to remediate the material weakness, which includes the following actions: Hillshire Brands’ Chief Executive Officer, Chief Financial Officer and the Audit Committee of the

Board participated in and reviewed the results of the independent investigation into the Brazilian operations and reviewed the proposed remediation actions; Hillshire Brands received a written certification from the Chief Financial Officer of DEMB as to the accuracy and completeness of the DEMB results included in the discontinued operations; management is planning additional training in Hillshire Brands’ Global Business Practice program, which includes requiring all employees to certify their compliance with the program and key company policies; and management analyzed the differences in the business model and control architecture of Hillshire Brands’ other operations compared to the former Brazil operation.

(b) Internal Control over Financial Reporting

Hillshire Brands’ management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Hillshire Brands’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), as of the Evaluation Date. Based upon such evaluation, Hillshire Brands’ management, including its Chief Executive Officer and Chief Financial Officer, has concluded that as of the Evaluation Date, the Company’s internal control over financial reporting was not effective because of the material weakness described above.

Management’s report on Hillshire Brands’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), is contained in Hillshire Brands’ 2012 Annual Report to Stockholders under the heading “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following information is incorporated herein by reference to Hillshire Brands’ Proxy Statement under the headings indicated: information with respect to Hillshire Brands’ directors, under the heading “Election of Directors;” information regarding Hillshire Brands’ audit committee and its designation of an audit committee financial expert, under the heading “Meetings and Committees of the Board—Audit Committee;” and information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information with respect to Hillshire Brands’ executive officers is contained at the end of Part I of this Annual Report under the caption “Executive Officers of Hillshire Brands.”

Code of Ethics

Hillshire Brands’ Global Business Standards, its written corporate code of business conduct and ethics, embodies Hillshire Brands’ long-standing history of requiring adherence to high standards of ethical conduct and business practices. The Global Business Standards are available on Hillshire Brands’ Web site at www.hillshirebrands.com under “Our Company—Business Practices.” All of Hillshire Brands’ officers, directors and employees, including its Chief Executive Officer, Chief Financial Officer and principal accounting officer, are required to comply with the Global Business Standards. If the Global Business Standards are amended, or if Hillshire Brands grants a waiver from a provision of the Global Business Standards to a Hillshire Brands executive officer or director, Hillshire Brands promptly will post such information on its Web site in accordance with SEC rules.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement under the heading “Hillshire Brands Stock Ownership by Directors, Director Nominees, Executive Officers and Certain Beneficial Owners” is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, which are contained in Hillshire Brands’ 2012 Annual Report to Stockholders are incorporated herein:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income—Years ended July 3, 2010, July 2, 2011 and June 30, 2012

Consolidated Balance Sheets—July 2, 2011 and June 30, 2012

Consolidated Statements of Common Stockholders’ Equity—For the period June 27, 2009 to and June 30, 2012

Consolidated Statements of Cash Flows—Years ended July 3, 2010, July 2 2011 and June 30, 2012

Notes to Financial Statements

2.	Financial Statement Schedule

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Hillshire Brands Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 14, 2012

THE HILLSHIRE BRANDS COMPANY

By:	/s/ MARIA HENRY
Maria Henry,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Hillshire Brands Company and in the capacities indicated on September 14, 2012.

Signature	Title

/s/ SEAN M. CONNOLLY Sean M. Connolly	Chief Executive Officer (Principal Executive Officer) and Director

/s/ MARIA HENRY Maria Henry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ WILLIAM J. KELLEY, JR. William J. Kelley, Jr.	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley	Chairman of the Board

/s/ TODD A. BECKER Todd A. Becker	Director

/s/ ELLEN L. BROTHERS Ellen L. Brothers	Director

/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/s/ SIR IAN M. G. PROSSER Sir Ian M. G. Prosser	Director

/s/ JONATHAN P. WARD Jonathan P. Ward	Director

EXHIBIT INDEX

3.	Exhibits

Incorporation by Reference
(2)	1. Share Purchase Agreement dated November 9, 2010 by and among BBU, Inc., Grupo Bimbo, S.A.B. DE C.V. and Hillshire Brands Corporation	Exhibit 2.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2011

	2. Master Separation Agreement by and between Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc., dated as of June 15, 2012	Exhibit 2.1 to Current Report on Form 8-K filed June 15, 2012

(3a)	1. Articles of Restatement of Charter dated August 28, 2003	Exhibit 3(a) to Report on Form 10-K for Fiscal Year ended June 28, 2003

(3b)	2. Amended Bylaws, dated June 30, 2011	Exhibit 3(b) to Current Report on Form 8-K dated June 30, 2011

(3c)	1. Reverse Stock Split Articles of Amendment, effective as of June 28, 2012, as filed with the Secretary of State of Maryland	Exhibit 3.1 to Current Report on Form 8-K dated July 5, 2012

	2. Name Change Articles of Amendment, effective as of June 28, 2012, as filed with the Secretary of State of Maryland	Exhibit 3.2 to Current Report on Form 8-K dated July 5, 2012

(4)	1. Form of 2.75% Notes due 2015	Exhibit 4.1 to Current Report on Form 8-K dated September 7, 2010

	2. Form of 4.10% Notes due 2020	Exhibit 4.2 to Current Report on Form 8-K dated September 7, 2010

Hillshire Brands, by signing this Report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of Hillshire Brands and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of Hillshire Brands and its subsidiaries on a consolidated basis.

(10)	*1. Supplemental Benefit Plan, as amended	Exhibit 10.5 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*2. Performance-Based Incentive Plan	Exhibit A to Proxy Statement dated September 14, 2007

	*3. 1998 Long-Term Incentive Stock Plan	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

	*4. 2002 Long-Term Incentive Stock Plan	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

	*5. Executive Deferred Compensation Plan	Exhibit 10.12 to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*6. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10.13 to Report on Form 10-K for Fiscal Year ended July 1, 2000

	*7. Severance Plans For Corporate Officers, as amended	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2011

	*8. Hillshire Brands Corporation 1999 Non-Employee Director Stock Plan, as Amended and Restated on April 26, 2012	Exhibit 10.1 to Report on Form 10-Q for Fiscal Year ended March 31, 2012

	*9. Form of Fiscal Year 2012 Performance-Based Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended December 31, 2011

	*10. Form of Fiscal Year 2012 Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.4 to Report on Form 10-Q for Fiscal Quarter ended December 31, 2011

	*11. Form of Fiscal Year 2012 Stock Option Grant Notice and Agreement	Exhibit 10.5 to Report on Form 10-Q for Fiscal Quarter ended December 31, 2011

	*12. Fiscal Year 2012 Annual Incentive Plan Program Description	Exhibit 10.6 to Report on Form 10-Q for Fiscal Quarter ended December 31, 2011

	*13. Fiscal Years 2012-2014 Program Frequently Asked Questions	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended December 31, 2011

	*14. Offer letter and term sheet dated December 31, 2011 between Sara Lee Corporation and Sean Connolly	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended March 31, 2012

	*15. Employment Agreement dated April 29, 2005 between Frank van Oers and Hillshire Brands Corporation	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

	*16. Employment Agreement dated April 1, 2005 between Frank van Oers and Hillshire Brands/DE International B.V.	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended September 27, 2009

	*17. Settlement Agreement dated August 30, 2011 among Sara Lee International B.V, Sara Lee Corporation and Frank van Oers	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended October 1, 2011

	*18. Separation Agreement dated September 20, 2011 between Sara Lee Corporation and Christopher J. (CJ) Fraleigh	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended October 1, 2011

	19. Five Year Revolving Credit Facility Agreement dated May 24, 2012, by and among Sara Lee Corporation, the Lenders Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, N.A., and U.S. Bank, N.A., as Co-Documentation Agents, and Goldman Sachs Bank USA, Lloyds Securities Inc., Morgan Stanley Bank, N.A., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, RBS Citizens, N.A., Royal Bank of Canada, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Agents	Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2012

	20. Tax Sharing Agreement by and among Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc., dated as of June 15, 2012	Exhibit 10.1 to Current Report on Form 8-K dated June 15, 2012

(12)	Computation of Ratio of Earnings to Fixed Charges

(13)	Portions of Hillshire Brands’ 2012 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

(21)	List of Subsidiaries

(23)	Consent of PricewaterhouseCoopers LLP

(31)	1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32)	1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Sections of the Hillshire Brands Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Financial Statements; (vi) document and entity information; and (vii) Financial Statement Schedule II.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders of

The Hillshire Brands Company

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated September 14, 2012 appearing in the 2012 Annual Report to Stockholders of The Hillshire Brands Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

September 14, 2012

Schedule II

The Hillshire Brands Company and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended July 3, 2010, July 2, 2011, and June 30, 2012

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs1 /Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended July 3, 2010
Allowances for bad debts	$5	$1	$(1)	$(1)	$4
Other receivable allowances	8	9	(2)	(4)	11
Deferred tax asset valuation allowances	89	(5)	—	(7)	77

Total	$102	$5	$(3)	$(12)	$92

For the Year Ended July 2, 2011
Allowances for bad debts	$4	$—	$(1)	$—	$3
Other receivable allowances	11	4	(2)	(4)	9
Deferred tax asset valuation allowances	77	(5)	—	136	208

Total	$92	$(1)	$(3)	$132	$220

For the Year Ended June 30, 2012
Allowances for bad debts	$3	—	—	(1)	2
Other receivable allowances	9	5	(5)	—	9
Deferred tax asset valuation allowances	208	(5)	—	(143)	60

Total	$220	—	(5)	(144)	71

[1]	Net of collections on accounts previously written off.