Form 10-Q
period 2012-09-29
Hillshire Brands Co
filed 2012-11-01
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3344

The Hillshire Brands Company

(Exact name of registrant as specified in its charter)

Maryland	36-2089049
(State or other jurisdiction of incompany or organization)	(I.R.S. Employer Identification No.)

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

On September 29, 2012, the Registrant had 122,252,104 outstanding shares of common stock $.01 par value, which is the Registrant’s only class of common stock.

The Hillshire Brands Company

THE HILLSHIRE BRANDS COMPANY

Condensed Consolidated Balance Sheets at September 29, 2012 and June 30, 2012

(Unaudited)

In millions	Sept. 29, 2012	June 30, 2012
Assets
Cash and equivalents	$253	$235
Trade accounts receivable, less allowances	236	248
Inventories
Finished goods	235	196
Work in process	17	17
Materials and supplies	76	75

	328	288
Current deferred income taxes	105	114
Income tax receivable	37	52
Other current assets	53	65

Total current assets	1,012	1,002
Property, net of accumulated depreciation of $1,313 and $1,245, respectively	843	847
Trademarks and other identifiable intangibles, net	130	132
Goodwill	348	348
Deferred income taxes	37	36
Other noncurrent assets	82	85

	$2,452	$2,450

Liabilities and Equity
Accounts payable	$322	$359
Other accrued liabilities	429	469
Current maturities of long-term debt	5	5

Total current liabilities	756	833

Long-term debt	942	939
Pension obligation	160	166
Other liabilities	283	277
Contingencies and commitments (Note 10)
Equity
Hillshire Brands common stockholders’ equity	311	235

	$2,452	$2,450

See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY

Consolidated Statements of Income

For the Quarters ended September 29, 2012 and October 1, 2011

(Unaudited)

In millions, except per share data	Sept. 29, 2012	Oct. 1, 2011 (As Restated)
Continuing Operations

Net sales	$1,011	$1,025

Cost of sales	705	740
Selling, general and administrative expenses	222	227
Net charges for (income from) exit activities, asset and business dispositions	(3)	21
Impairment charges	—	10

Operating income	87	27

Interest expense	11	23
Interest income	(2)	(1)

Income from continuing operations before income taxes	78	5
Income tax expense (benefit)	27	(7)

Income from continuing operations	51	12

Discontinued operations
Income (loss) from discontinued operations net of tax expense of nil and $70	—	(322)
Gain on sale of discontinued operations, net of tax expense of $1 and $170	2	92

Net income (loss) from discontinued operations	2	(230)

Net income (loss)	53	(218)
Less: Income from noncontrolling interests, net of tax
Discontinued operations	—	2

Net income (loss) attributable to Hillshire Brands	$53	$(220)

Amounts attributable to Hillshire Brands:
Net income from continuing operations	$51	$12
Net income (loss) from discontinued operations	2	(232)

Net income (loss) attributable to Hillshire Brands	$53	$(220)

Earnings per share of common stock
Basic
Income from continuing operations	$0.42	$0.10

Net income (loss)	$0.43	$(1.86)

Average shares outstanding	122	118

Diluted
Income from continuing operations	$0.41	$0.10

Net income (loss)	$0.43	$(1.85)

Average shares outstanding	123	119

Cash dividends declared per share of common stock	$0.125	$—

See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY

Consolidated Statements of Comprehensive Income

For the Quarters ended September 29, 2012 and October 1, 2011

(Unaudited)

In millions	Sept. 29, 2012	Oct.1, 2011 (As Restated)
Net Income (loss)	$53	$(218)
Translation adjustments, net of tax	1	(133)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	7	(1)
Pension/Postretirement activity, net of tax	—	10

Comprehensive income (loss)	61	(342)
Comprehensive income (loss) attributable to non-controlling interests	—	2

Comprehensive income (loss) attributable to Hillshire Brands	$61	$(344)

See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY

Condensed Consolidated Statements of Equity

For the period July 2, 2011 to September 29, 2012

(Unaudited)

	Hillshire Brands Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at July 2, 2011 (As restated)	$1,893	$6	$39	$2,161	$(77)	$(265)	$29

Net income	848	—	—	845	—	—	3
Translation adjustments, net of tax	(23)	—	—	—	—	(23)	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	2	—	—	—	—	2	—
Pension/Postretirement activity, net of tax	(21)	—	—	—	—	(21)	—

Dividends on common stock	(138)	—	—	(138)	—	—	—
Dividends paid on noncontrolling interest/Other	(2)	—	—	—	—	—	(2)
Disposition of noncontrolling interest	(29)	—	—	—	—	—	(29)
Repurchase of noncontrolling interest	(10)	—	(9)	—	—	—	(1)

Spin-off of international coffee and tea business	(2,408)	—	(5)	(2,566)	—	163	—
Stock issuances—
Restricted stock	14	—	21	(7)	—	—	—
Stock option and benefit plans	94	—	94	—	—	—	—
Reverse stock split	—	(5)	5	—	—	—	—
ESOP tax benefit, redemptions and other	15	—	(1)	—	16	—	—

Balances at June 30, 2012	235	1	144	295	(61)	(144)	—

Net income	53	—	—	53	—	—	—
Translation adjustments, net of tax	1	—	—	—	—	1	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	7	—	—	—	—	7	—

Dividends on common stock	(15)	—	—	(15)	—	—	—

Stock issuances—
Restricted stock	1	—	1	—	—	—	—
Stock option and benefit plans	29	—	29	—	—	—	—

Balances at September 29, 2012	$311	$1	$174	$333	$(61)	$(136)	$—

See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY

Consolidated Statements of Cash Flows

For the Three Months ended September 29, 2012 and October 1, 2011

(Unaudited)

	Three Months ended
In millions	Sept. 29, 2012	Oct. 1, 2011 (As Restated)
OPERATING ACTIVITIES—
Net income (loss)	$53	$(218)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	39	61
Amortization	4	12
Impairment charges	—	389
Net (gain) loss on business dispositions	(9)	(262)
Pension contributions, net of expense	(3)	(117)
Increase (decrease) in deferred income taxes	8	(110)
Other	—	(6)
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	13	(41)
Inventories	(40)	(213)
Other current assets	10	(57)
Accounts payable	(55)	27
Accrued liabilities	(31)	28
Accrued taxes	16	287

Net cash received from (used in) operating activities	5	(220)

INVESTING ACTIVITIES—
Purchases of property and equipment	(35)	(55)
Purchases of software and other intangibles	(1)	(1)
Dispositions of businesses and investments	16	(16)
Cash received from derivative transactions	5	18
Sales of assets	1	1

Net cash received from (used in) investing activities	(14)	(53)

FINANCING ACTIVITIES—
Issuances of common stock	27	29
Borrowings of other debt	—	30
Repayments of other debt and derivatives	—	(162)
Net change in financing with less than 90-day maturities	—	187
Purchase of noncontrolling interest	—	(10)
Payments of dividends	—	(68)

Net cash received from (used in) financing activities	27	6

Effect of changes in foreign exchange rates on cash	—	(114)

Increase (decrease) in cash and equivalents	18	(381)
Add: Cash balances of discontinued operations at beginning of year	—	1,992
Less: Cash balances of discontinued operations at end of period	—	(1,630)
Cash and equivalents at beginning of year	235	74

Cash and equivalents at end of quarter	$253	$55

Supplemental Cash Flow Data:
Cash paid for restructuring actions	$27	$66
Cash contributions to pension plans	2	115
Cash paid for income taxes	4	56

See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY

Notes to Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements for the quarter ended September 29, 2012 and October 1, 2011 have not been audited by an independent registered public accounting firm, but in the opinion of The Hillshire Brands Company (Hillshire Brands or company), these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position, operating results, and cash flows. The results of operations for the three months ended September 29, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the company believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and certain financial statement disclosures. Actual results could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Form 10-K for the year ended June 30, 2012 and other financial information filed with the Securities and Exchange Commission. These financial statements consider subsequent events through the date of filing with the Securities and Exchange Commission.

The company’s fiscal year ends on the Saturday closest to June 30. Fiscal 2013 ends on June 29, 2013. The first quarter of fiscal 2013 ended on September 29, 2012 and the first quarter of fiscal 2012 ended on October 1, 2011. Each of the quarters was a thirteen-week period. Fiscal 2013 and fiscal 2012 are both 52-week years. Unless otherwise stated, references to years relate to fiscal years.

The Condensed Consolidated Balance Sheet as of June 30, 2012 has been derived from the company’s audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012. The fresh bakery, refrigerated dough and foodservice beverage businesses in North America as well as the international coffee and tea, household and body care and European bakery businesses are presented as discontinued operations in the company’s consolidated financial statements. See Note 5 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

Financial Statement Corrections — As disclosed in Note 1, Nature of Operations and Basis of Presentation, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, Hillshire Brands restated its previously issued financial statements for fiscal years 2010 and 2011, and the unaudited financial data for the first three quarters of fiscal 2011 and 2012 to recognize the correction of the following accounting errors.

On August 1, 2012, D.E Master Blenders 1753, N.V.(DEMB) announced that it had discovered accounting irregularities involving previously issued financial results for its Brazilian operations, which would require the restatement of their previously issued financial statements for the periods from fiscal 2009 to 2012. The financial results of the Brazilian operations are currently reported as part of discontinued operations in the Hillshire Brands financial statements as a result of the spin-off of the international coffee and tea operations. Hillshire Brands reflected the correction of the accounting irregularities by first restating the “as reported” historical financial results of the Brazilian operation and then recognizing the restated results as part of discontinued operations along with the other businesses that comprised the international coffee and tea business. As such, the adjustments to net sales noted in the following tables represent corrections associated with the accounting irregularities in Brazil and do not relate to any businesses currently included in continuing operations. The accounting irregularities identified in the Brazil operations included the overstatement of accounts receivable due to the failure to write-off uncollectible customer discounts, improper recognition of sales revenues prior to shipments to customers, the understatement of accruals for various litigation issues, and the failure to write-off obsolete inventory and other inventory valuation issues. These accounting irregularities resulted from an ineffective control environment maintained by management in Brazil, including intentional overrides of internal controls, and extensive cross-functional collusion by company personnel and third parties in Brazil. These actions were designed to meet earnings targets in Brazil.

As a result of these error corrections, income from discontinued operations was decreased by $3 million in the first three months of 2012. The cumulative impact of the error corrections prior to fiscal 2012 reduced stockholders’ equity at July 2, 2011 by $70 million.

In addition to the error corrections noted above, Hillshire Brands has also corrected several errors related to continuing and discontinued operations and has restated the financial statements for 2010, 2011 and the financial data for the first three quarters of 2011 and 2012 for these items. These errors had been previously identified and corrected in fiscal years subsequent to their origination. The company originally recorded the error corrections in the periods in which they were discovered. Management continues to believe that these errors did not materially misstate the financial results of the periods in which the errors originated or the periods in which the errors were corrected but it has decided to record these adjustments in the periods in which they originated in conjunction with the financial statement corrections noted above. As a result of these error corrections, Income from continuing operations and income from discontinued operations for the first three months of 2012 were not impacted by these error corrections. The cumulative impact of the error corrections prior to fiscal 2012 reduced stockholders’ equity at July 2, 2011 by $11 million.

Income Statement Impact

The impact of these error corrections on the income statement for the first quarter of 2012 is summarized in the following table:

(in millions)	Quarter ended October 1, 2011
(Unaudited)	As Reported [1]	Adjustments	Discontinued Operations	As Restated
Continuing Operations
Net sales	$1,943	$7	$(925)	$1,025
Cost of sales	1,327	8	(595)	740
Selling, general and administrative expenses	455	1	(229)	227
Net charges for exit activities, asset and business dispositions	32	—	(11)	21
Impairment charges	18	—	(8)	10

Operating income	111	(2)	(82)	27
Interest expense	30	—	(7)	23
Interest income	(9)	—	8	(1)
Debt extinguishment costs	—	—	—	—

Income (loss) from continuing operations before tax	90	(2)	(83)	5
Income tax expense (benefit)	124	1	(132)	(7)

Income (loss) from Continuing Operations	(34)	(3)	49	12
Income (loss) from discontinued operations, net of tax	(273)	—	(49)	(322)
Gain on sale discontinued operations, net of tax	92	—	—	92

Net income (loss) from discontinued operations	(181)	—	(49)	(230)
Net income (loss)	(215)	(3)	—	(218)
Net income from non-controlling interest	2	—	—	2

Net income (loss) attributable to Hillshire Brands	$(217)	$(3)	$—	$(220)

Earnings per share—Basic
Income (loss) from continuing operations	$(0.28)	$(0.02)	$0.40	$0.10
Net income (loss)	(1.84)	(0.02)	—	(1.86)
Earnings per share—Diluted
Income (loss) from continuing operations	$(0.28)	$(0.02)	$0.40	$0.10
Net income (loss)	(1.84)	(0.02)	—	(1.85)

Comprehensive Income Impact

The following tables summarize the comprehensive income (loss) previously reported in the company’s filings and the restated amounts.

(in millions)	Quarter ended October 1, 2011
	As Reported[1]	As Restated
Comprehensive Income
Net Income (loss)	$(215)	$(218)
Translation adjustments, net of tax	(142)	(133)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(1)	(1)
Pension/Postretirement activity, net of tax	10	10

Comprehensive income (loss)	$(348)	$(342)

Consolidated Statement of Cash Flow Impact

The restatement did not change the total cash flows from operating, investing or financing activities for any of the quarters or full years impacted by the restatements. However, certain amounts within Cash from Operating Activities were impacted by the non-cash adjustments to correct the errors. The following table shows the impact of the restatements on the previously reported cash flow items within Cash from Operating Activities for the first quarter of 2012.

(in millions)	Quarter ended October 1, 2011
	As reported[1]	As Restated
Operating Activities
Net income (loss)	$(215)	$(218)

Changes in current assets and liabilities, net of businesses acquired and sold
Accounts receivable	(32)	(41)
Inventories	(221)	(213)
Other current assets	(59)	(57)
Accrued liabilities	26	28
Net cash from (used in) operating activities	$(220)	$(220)

[1]	Amounts as reported in the company’s financial statements in its Quarterly Report on Form 10-Q for the quarter ended October 1, 2011

2. Net Income (Loss) Per Share

The computation of net income (loss) per share only includes results attributable to Hillshire Brands and does not include earnings related to non-controlling interests. Net income per share – basic is computed by dividing net income attributable to Hillshire Brands by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter ended September 29, 2012, options to purchase 3.2 million shares of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter ended October 1, 2011, options to purchase 1.1 million shares of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods.

The average shares outstanding increased in the first quarter of 2013 as compared to the first quarter of 2012 as a result of the impact of stock issuances related to the exercise of stock options and the vesting of restricted stock units (RSUs). As of September 29, 2012, the company was authorized to repurchase approximately $1.2 billion of common stock under its existing share repurchase program, plus 2.7 million shares of common stock that remain authorized for repurchase under the company’s prior share repurchase program.

The following is a reconciliation of net income (loss) to net income (loss) per share – basic and diluted – for the first quarter 2013 and 2012 (per share amounts are rounded and may not add to total):

Computation of Net Income per Common Share

(In millions, except per share data)

	Sept. 29, 2012	Oct. 1, 2011 (As Restated)
Amounts attributable to Hillshire Brands:
Income from continuing operations	$51	$12
Income (loss) from discontinued operations	2	(232)

Net income (loss)	$53	$(220)

Average shares outstanding – basic	122	118
Dilutive effect of stock option and award plans	1	1

Diluted shares outstanding	123	119

Earnings per common share—Basic
Income from continuing operations	$0.42	$0.10

Income (loss) from discontinued operations	$0.02	$(1.96)

Net income (loss)	$0.43	$(1.86)

Earnings per common share – Diluted
Income from continuing operations	$0.41	$0.10

Income (loss) from discontinued operations	$0.02	$(1.95)

Net income (loss)	$0.43	$(1.85)

3. Segment Information

The following is a general description of the company’s three business segments:

•	Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America.

•

Foodservice/Other – sells a variety of meat and bakery products to foodservice customers in North America. It also includes results for the company’s Senseo coffee business in the United States which was exited in March 2012 as well as the hog, commodity pork and turkey businesses

•	Australian Bakery – sells a variety of bakery and other food products to retail and foodservice customers in Australia and other parts of the Pacific rim region.

The following is a summary of net sales and operating segment income by business segment:

	Net Sales		Income before Income Taxes
(In millions)	First Quarter 2013	First Quarter 2012	First Quarter 2013	First Quarter 2012
Retail	$719	$698	$86	$44
Foodservice/Other	255	293	25	25
Australian Bakery	37	38	3	2

Total business segments	1,011	1,029	114	71
Intersegment sales	—	(4)	—	—

Total net sales and operating segment income	1,011	1,025	114	71
General corporate expenses	—	—	(30)	(39)
Mark-to-Market derivative gains/(losses)	—	—	4	(4)
Amortization of intangibles	—	—	(1)	(1)

Total net sales and operating income	1,011	1,025	87	27
Net interest expense	—	—	(9)	(22)

Net sales and income before income taxes	$1,011	$1,025	$78	$5

4. Impairment and Other Charges

The company recognized impairment charges of $10 million ($6 million after tax) in the first quarter of 2012, all of which related to the writedown of capitalized computer software which were no longer determined to have any future use by the company. These charges were recognized as part of general corporate expenses. The significant impairments are reported on the “Impairment Charges” line of the Consolidated Statement of Income. The related tax benefit is determined using the statutory tax rates for the tax jurisdiction in which the impairment occurred.

5. Discontinued Operations

The results of the fresh bakery, refrigerated dough and foodservice beverage operations in North America and the international coffee and tea, household and body care and the European bakery operations are classified as discontinued operations and are presented in a separate line in the Consolidated Statements of Income for all periods presented. The assets and liabilities for the businesses sold met the accounting criteria to be classified as held for sale and were aggregated and reported on a separate line of the Condensed Consolidated Balance Sheet prior to disposition.

The disposition of each of the businesses noted above had been completed prior to the end of fiscal 2012 and, as such, there are no operating results related to discontinued operations in 2013. The gain on sale of discontinued operations reported in fiscal 2013 represents the impact of a final purchase price adjustment related to the North American fresh bakery disposition and gains related to the disposition of two manufacturing facilities related to the North American foodservice beverage operations. The net assets held for sale reported in the Condensed Consolidated Balance Sheets at September 29, 2012 and June 30, 2012 were nil and $5 million, respectively. See Note 5, Discontinued Operations in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for additional information regarding these discontinued operations.

The following is a summary of the operating results of the company’s discontinued operations for the first quarter of 2012:

	First Quarter 2012
As Restated (in millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
North American Fresh Bakery	$528	$21	$70
North American Refrigerated Dough	74	13	9
North American Foodservice Beverage	137	—	3
International Coffee and Tea	929	83	(49)
European Bakery	149	(373)	(355)
International Household and Body Care	69	4	—

Total	$1,886	$(252)	$(322)

In the first three months of 2012, the results of the European bakery operations include a $371 million pretax impairment charge. The results of the discontinued operations also include a $116 million tax benefit related to tax basis differences associated with the North American Fresh Bakery and European Bakery assets. It also includes $132 million of tax expense associated with the international coffee and tea business, which includes $85 million of discrete tax items. The discrete tax items relate to the following: $75 million of tax expense to establish a valuation allowance on net operating losses in France and $81 million of tax expense to establish a deferred tax liability related to earnings that are no longer permanently reinvested in Spain offset by a tax benefit of $71 million primarily related to a decrease in the amount of unrecognized tax positions in Spain. The tax rate was also impacted by the expected repatriation of a portion of fiscal 2012 earnings.

The following is a summary of the gain on sale of the company’s discontinued operations:

As Restated (in millions) Quarter ended:	Pretax Gain on Sale	Tax Charge	After Tax Gain
Sept. 29, 2012:
North American Fresh Bakery	$1	$—	$1
North American Foodservice Beverage	2	(1)	1

	$3	$(1)	$2

Oct. 1, 2011:
North American Refrigerated Dough	$198	$(158)	$40
Non-European insecticides	60	(12)	48
Asian Shoe Care	4	—	4

	$262	$(170)	$92

In 2012, the $158 million tax expense recognized on the sale of the North American refrigerated dough business was impacted by $254 million of goodwill that had no tax basis.

The cash flows related to the discontinued operations are summarized in the table below:

(In millions) – Increase / (Decrease)	Three Months ended Sept. 29, 2012	Three Months ended Oct. 1, 2011
Cash flow from operating activities	$—	$(144)
Cash flow from (used in) investing activities	8	(65)
Cash flow from (used in) financing activities	(8)	(44)
Effect of changes in foreign exchange rates on cash	—	(109)

Increase (decrease) in net cash of discontinued operations	—	(362)
Cash and cash equivalents at beginning of year	—	1,992

Cash and cash equivalents at end of period	$—	$1,630

The cash used in financing activities primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations assumed that the cash of those businesses has been retained as a corporate asset, with the exception of the international coffee and tea business.

6. Exit, Disposal and Other Restructuring Activities

The company has incurred exit, disposition and restructuring charges for initiatives designed to improve its operational performance and reduce cost. In addition, in June 2012, the company completed the spin-off of its international coffee and tea operations into a new public company, which resulted in the company incurring certain costs in conjunction with the spin-off. These costs include restructuring actions such as employee termination costs and costs related to renegotiating contractual agreements; third party professional fees for consulting and other services that are directly related to the spin-off; and the costs of employees solely dedicated to activities directly related to the spin-off.

The nature of the costs incurred under these plans includes the following:

1) Exit Activities, Asset and Business Disposition Actions – These amounts primarily relate to:

•	Employee termination costs

•	Lease exit and other contract termination costs

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations

2) Costs recognized in Cost of sales and Selling, general and administrative expenses primarily relate to:

•	Expenses associated with the installation of information systems

•	Consulting costs

•	Costs associated with the renegotiation of contracts for services with outside third party vendors as part of the spin-off of the international coffee and tea operations

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

The following is a summary of the (income) expense associated with ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended
(In millions)	Sept. 29, 2012	Oct. 1, 2011
Cost of sales	$1	$—
Selling, general and administrative expenses	9	18
Exit activities, asset and business dispositions	(3)	21

Decrease in income from continuing operations before income taxes	7	39
Income tax benefit	(3)	(11)

Decrease in income from continuing operations	$4	$28

Impact on diluted EPS	$0.03	$0.23

The impact of these actions on the company’s business segments and general corporate expense is summarized as follows:

	Quarter ended
(In millions)	Sept. 29, 2012	Oct. 1, 2011
Retail	$(3)	$8
Foodservice/Other	(2)	1
Australian Bakery	1	—

(Increase) Decrease in operating segment income	(4)	9
Increase in general corporate expense	11	30

Total	$7	$39

The following table summarizes the activity for the first three months of 2013 related to exit, disposal and restructuring related actions and the status of the related accruals as of September 29, 2012. The accrued amounts remaining represent cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. Approximately $65 million to $75 million of charges are expected to be recognized in 2013 related to these restructuring actions and other actions associated with cost reduction efforts related to the spin-off.

(In millions)	Employee termination and other benefits	IT and other costs	Non-cancellable leases/ Contractual obligations	Asset and business disposition actions	Total
Accrued costs as of June 30, 2012	$42	$16	$21	$—	$79
Exit, disposal and other costs recognized during 2013	—	10	3	(5)	8
Cash payments	(9)	(14)	(4)	—	(27)
Noncash charges	—	(5)	1	—	(4)
Change in estimate	(1)	—	—	—	(1)
Asset and business disposition action	—	—	—	5	5

Accrued costs as of September 29, 2012	$32	$7	$21	$—	$60

The 2013 exit, disposal and restructuring related actions are summarized below:

•	Recognized costs associated with renegotiating global IT contracts and the installation of IT systems

•	Recognized third party costs associated with spin-off of the international coffee and tea operations

•	Recognized lease exit costs

•	Disposed of certain manufacturing facilities related to the Retail and Foodservice/Other segments and recognized a pretax gain of $5 million

In 2012, the company recognized a charge to implement a plan to terminate approximately 520 employees, related to the retail, foodservice and corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 520 targeted employees, approximately 360 have been terminated to date. The remaining employees are expected to be terminated within the next 12 months. In periods prior to 2012, the company had approved and substantially completed various actions to exit certain defined business activities and lower its cost structure and these actions have had minimal impact on current year results.

7. Financial Instruments

Background Information

The company uses derivative financial instruments, including futures, options and swap contracts to manage its exposures to commodity prices and interest rate risks. The use of these derivative financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the company. The company does not use derivatives for trading or speculative purposes and is not a party to leveraged derivatives. More information concerning accounting for financial instruments can be found in Note 2, Summary of Significant Accounting Policies in the company’s 2012 Annual Report.

Types of Derivative Instruments—

Interest Rate and Cross Currency Swaps

The company has utilized interest rate swap derivatives to manage interest rate risk, in order to maintain a targeted amount of both fixed-rate and floating-rate long term debt and notes payable. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The company has a fixed interest rate on virtually all of its long-term debt and it currently is not a party to any interest rate swap agreements.

Prior to the spin off of its international coffee and tea business in June 2012, the company issued certain foreign-denominated debt instruments and utilized cross currency swaps to reduce the variability of functional currency cash flows related to foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. In the fourth quarter of 2012, the company entered into an offsetting cross currency swap to neutralize €229 million due under an existing cross currency swap that matures in June 2013. The net cash due upon settlement of both derivative instruments is approximately $40 million.

Commodity Futures and Options Contracts

The company uses commodity futures and options to hedge a portion of its commodity price risk. The principal commodities hedged by the company include pork, beef, natural gas, diesel fuel, corn, wheat and other ingredients. The company does not use significant levels of commodity financial instruments to hedge commodity prices and primarily relies upon fixed rate supplier contracts to determine commodity pricing. In circumstances where commodity-derivative instruments are used, there is a high correlation between the commodity costs and the derivative instruments. For those instruments where the commodity instrument and underlying hedged item correlate between 80-125%, the company accounts for those contracts as cash flow hedges. However, the majority of commodity derivative instruments are accounted for as mark-to-market hedges. The company only enters into futures and options contracts that are traded on established, well-recognized exchanges that offer high liquidity, transparent pricing, daily cash settlement and collateralization through margin requirements.

Non-Derivative Instruments

Prior to the spin-off of the international coffee and tea operations, the company used non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they were declared as Net Investment Hedges.

The notional values of the various derivative instruments used by the company are summarized in the following table:

Notional Values (In millions)	Sept. 29, 2012	June 30, 2012	Hedge Coverage (Number of months)
Swap Contracts:
Rec. Fixed / Pay Fixed -Cross Currency Swaps Notional(1)	$(40)	$(40)	8.5

Commodity Contracts:
Commodity Future Contracts:(2)
Grains/Oilseed	$32	$56	0.1 – 4.0
Energy	23	27	0.1 – 8.0
Other commodities	12	25	0.1 – 3.0
Commodity Options Contracts:(3)
Grains/Oilseed	6	—	0.1 – 3.0

[1]	The notional value is calculated using the exchange rates as of reporting date
[2]	Commodity futures contracts are determined by the initial cost of the contract
[3]	Option contract notional values are determined by the ratio of the change in option value to the change in underlying hedged item

Cash Flow Presentation

The cash receipts and payments from a derivative instrument are classified according to the nature of the instrument, when realized, generally in investing activities unless otherwise disclosed. However, cash flows from a derivative instrument that are accounted for as a fair value hedge or cash flow hedge are classified in the same category as the cash flows from the items being hedged provided the derivative does not include a financing element at inception. If a derivative instrument includes a financing element at inception, all cash inflows and outflows of the derivative instrument are considered cash flows from financing activities. If, for any reason, hedge accounting is discontinued, any remaining cash flows after that date shall be classified consistent with mark-to-market instruments.

Contingent Features/Concentration of Credit Risk

All of the company’s derivative instruments are governed by International Swaps and Derivatives Association (i.e. ISDA) master agreements, requiring the company to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the company’s credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position was $39 million on September 29, 2012 and $40 million on June 30, 2012, for which the company has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on September 29, 2012 and June 30, 2012, the company would be required to post collateral of, at most, $39 million and $40 million, respectively, with its counterparties.

A large number of major international financial institutions are counterparties to the company’s financial instruments. The company enters into financial instrument agreements only with counterparties meeting very stringent credit standards (a credit rating of A-/A3 or better), limiting the amount of agreements or contracts it enters into with any one party and, where legally available, executing master netting agreements. These positions are continually monitored. While the company may be exposed to credit losses in the event of nonperformance by individual counterparties of the entire group of counterparties, it has not recognized any losses with these counterparties in the past and does not anticipate material losses in the future.

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

The carrying amounts of cash and equivalents, trade accounts receivables, accounts payable, derivative instruments and notes payable approximate fair values due to their short-term nature. The carrying value of derivative instruments approximate fair value but may be considered Level 1 or Level 2 based on the valuation inputs used (see balance sheet classification and fair value determination in the table presented later in this disclosure.) The fair value of the company’s long-term debt (considered Level 2), including the current portion, is estimated using discounted cash flows based on the company’s current incremental borrowing rates for similar types of borrowing arrangements.

	Sept. 29, 2012		June 30, 2012
(In Millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current portion	$1,014	$947	$1,004	$944

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at September 29, 2012 and June 30, 2012 is as follows:

	Assets		Liabilities
	Other Current Assets		Accrued Liabilities-Other
	Sept. 29,	June 30,	Sept. 29,	June 30,
(In millions)	2012	2012	2012	2012
Derivatives designated as hedging instruments:
Foreign exchange contracts (a)	$—	$—	$39	$40
Commodity contracts (b)	1	—	—	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts (a)	—	1	—	—

Total derivatives	$1	$1	$39	$40

(a)	Categorized as level 2: Fair value of level 2 assets and liabilities as of Sept. 29, 2012 are nil and $39 million and at June 30, 2012 are $1 million and $40 million, respectively.
(b)	Categorized as level 1: Fair value of level 1 assets and liabilities are $1 million as of Sept. 29, 2012 and nil at June 30, 2012.

Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the periods ended September 29, 2012 and October 1, 2011 follows:

	Interest Rate		Foreign Exchange		Commodity
	Contracts		Contracts		Contracts		Total
	Quarter ended		Quarter ended		Quarter ended		Quarter ended
	Sept. 29,	Oct. 1,	Sept. 29,	Oct. 1,	Sept. 29,	Oct. 1,	Sept. 29,	Oct. 1,
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Cash Flow Derivatives:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$—	$—	$196	$12	$(1)	$12	$195
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	—	193	5	3	5	196
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	—	(2)	—	1	—	(1)
Amount of gain (loss) expected to be reclassified into earnings during the next twelve months	—	—	—	(1)	(11)	(4)	(11)	(5)

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	—	175	—	—	—	175
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	—	(9)	—	—	—	(9)

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	—	1	—	—	—	—	—	1
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	—	—	4	(1)	4	(1)
Amount of gain (loss) recognized in SG&A	—	—	(1)	(12)	1	(1)	—	(13)

(a)	Effective portion.
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

8. Pension and Other Postretirement Benefit Plans

The components of the net periodic benefit cost (benefit) for the pension and postretirement benefit plans for the first quarter of 2013 and 2012 are as follows:

	Pension Plans		Postretirement Benefit Plans
(In millions)	First Quarter 2013	First Quarter 2012	First Quarter 2013	First Quarter 2012
Service cost	$3	$2	$—	$—
Interest cost	18	19	1	1
Expected return on plan assets	(23)	(20)	—	—
Amortization of:
Prior service cost (benefit)	—	—	(2)	(2)
Net actuarial loss	1	1	—	—

Net periodic benefit cost (benefit)	$(1)	$2	$(1)	$(1)

The net periodic benefit costs of the defined benefit pension plans were lower in the first three months of 2013 than in 2012 due to the increase in the expected return on plan assets, which results from the higher level of plan assets as of the beginning of this fiscal year due to improved asset returns during 2012.

During the first three months of 2013 and 2012, the company contributed $2 million and $3 million, respectively, to its defined benefit pension plans related to continuing operations. At the present time, the company expects to contribute approximately $4 million of cash to its defined benefit pension plans in 2013. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in 2013 may differ from the current estimate.

9. Income Taxes

The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	First Quarter
(In millions)	2013	2012
Continuing operations
Income before income taxes	$78	$5
Income tax expense (benefit)	27	(7)
Effective tax rate	35.2%	(162.6)%

First quarter of 2013

In the first quarter of 2013, the company recognized tax expense of $27 million on pretax income from continuing operations of $78 million, or an effective tax rate of 35.2%. The tax expense and related effective tax rate on continuing operations was determined by applying a 35.2% estimated annual effective tax rate to pretax earnings.

First quarter of 2012

In the first quarter of 2012, the company recognized a tax benefit of $7 million on pretax income from continuing operations of $5 million, or an effective tax rate of negative 162.6%. The tax benefit and related effective tax rate on continuing operations was determined by applying a negative 152% estimated annual effective tax rate to pretax earnings and recognizing various discrete tax items, none of which were material individually or in the aggregate. The negative 152% estimated annual effective tax rate was derived by considering the full year impact of estimated pretax charges for restructuring and other actions, a portion of which are non-deductible for tax purposes.

Unrecognized Tax Benefits

Each quarter, the company makes a determination of the tax liability needed for unrecognized tax benefits that should be recorded in the financial statements. For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The year-to-date net liability for unrecognized tax benefits as of September 29, 2012 is unchanged from the fiscal 2012 year end balance of $74 million. At this time, the company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by $5—$30 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of tax audits currently in process and the expiration of statutes of limitations.

The company’s tax returns are routinely audited by federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) has completed examinations of the company’s U.S. income tax returns through 2008. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years prior to 2005.

10. Contingencies and Commitments

Aris – This is a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint alleges unfair labor practices due to the termination of manufacturing operations in the Philippines by Aris Philippines, Inc. (Aris), a former subsidiary of the company. The complaint names the company as a party defendant. In 2006, the arbitrator ruled against the company and awarded the plaintiffs approximately $80 million in damages and fees. This ruling was appealed by the company and subsequently set aside by the NLRC in December 2006. Both the complainants and the company have filed motions for reconsideration. The company continues to believe that the plaintiffs’ claims are without merit; however, it is reasonably possible that this case will be ruled against the company and have a material adverse impact on the company’s results of operations and cash flows. The company has initiated settlement discussions for this case and has established an accrual for the estimated settlement amount.

Multi-Employer Pension Plans – The company participates in a multi-employer pension plan that provides retirement benefits to certain employees covered by collective bargaining agreements (MEPP). Participating employers in a MEPP are jointly responsible for any plan underfunding. MEPP contributions are established by the applicable collective bargaining agreements; however, the MEPPs may impose increased contribution rates and surcharges based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. Factors that could impact funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

In addition to regular contributions, the company could be obligated to pay additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These withdrawal liabilities, which would be triggered if the company ceases to make contributions to a MEPP with respect to one or more collective bargaining units, would equal the company’s proportionate share of the unfunded vested benefits based on the year in which the liability is triggered. The company believes that the MEPP in which it currently participates has a significant unfunded vested benefit. Withdrawal liability triggers could include the company’s decision to close a plant or the dissolution of a collective bargaining unit. Due to uncertainty regarding future withdrawal liability triggers, we are unable to determine the amount and timing of the company’s future withdrawal liability, if any, or whether the company’s participation in MEPPs could have any material adverse impact on its financial condition, results of operations or liquidity. Disagreements over potential withdrawal liability may lead to legal disputes.

The company’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $2 million in 2012, $3 million in 2011 and $4 million in 2010.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the results of operations for the first quarter of 2013 compared with the first quarter of 2012 and a discussion of the changes in financial condition and liquidity during the first three months of 2013. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – First Quarter of 2013

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Non-GAAP Financial Measures Definitions

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information

Business Overview

Financial Statement Restatements

On August 1, 2012, D.E Master Blenders 1753 N.V. announced that it had discovered accounting irregularities involving previously issued financial results for its Brazilian operations, which would require the restatement of their previously issued financial statements for the periods from fiscal 2009 to 2012. The financial results of the Brazilian operations are reported as part of discontinued operations in the Hillshire Brands financial statements as a result of the spin-off of the international coffee and tea operations. As such, Hillshire Brands has restated the historical financial results of its discontinued operations to reflect the correction of the accounting irregularities in the Brazilian operations.

In addition, the company corrected several errors related to its continuing and discontinued operations and restated its financial statements for 2010, 2011 and the unaudited financial data for the first three quarters of 2012 for these items. These errors had been previously identified and corrected in fiscal years subsequent to their origination. The company originally recorded the error corrections in the periods in which they were discovered. Management continues to believe that these errors did not materially misstate the financial results of the periods in which the errors originated or the periods in which the errors were corrected but it has decided to record these adjustments in the periods in which they originated. See Note 1 – Basis of Presentation for additional information regarding these restatements.

Our Business

Hillshire Brands is a manufacturer and marketer of high-quality, brand name food products. Most of its sales are in the United States, where it is one of the leaders in meat-centric food solutions for the retail and foodservice markets. In the retail channel, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sausages, dinner sausages and lunchmeats as well as a variety of frozen baked products and specialty items including cakes and cheesecakes. These products are sold primarily to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat and bakery products to foodservice customers. Internationally, the company sells bakery and other food products to retail and foodservice customers in Australia and the other parts of the Pacific-rim region.

The company’s portfolio of brands includes Jimmy Dean, Ball Park, Hillshire Farm, State Fair, Sara Lee and Chef Pierre, as well as artisanal brands Aidells and Gallo.

Strategy

The company is focused on building sustainable, profitable growth through margin-accretive innovation; improved management agility; achieving and maintaining share leadership in key categories; delivering superior quality and value to our customers; driving operating efficiencies; as well as, evaluating acquisition opportunities to leverage our assets and advance our strategy for value creation.

Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations. The results of the fresh bakery, refrigerated dough and foodservice beverage businesses in North America, and the international coffee and tea, household and body care businesses and the European bakery businesses are being reported as discontinued operations. See Note 5 – “Discontinued Operations” for additional information.

Summary of Results

The business highlights include the following:

•

Reported operating income for the first quarter of 2013 was $87 million, which was $60 million higher than the prior year due to: improved operating results for the Retail segment due to the impact of higher volumes and lower commodity costs; a $19 million net decrease in charges for restructuring actions and other significant items; an $8 million year-over-year increase in gains related to the mark-to-market adjustment associated with unrealized commodity derivatives; and lower general corporate expenses.

•

Net sales for the first quarter of $1.011 billion were $14 million, or 1.4%, lower than the prior year due in part to the impact of businesses that have been exited. Adjusted net sales, which exclude the impact of businesses that have been disposed of or exited, rose $20 million, or 2.0%. The increase in adjusted net sales was driven by higher volumes which offset price reductions in response to lower commodity costs and an unfavorable shift in sales mix.

•

Diluted earnings per share from continuing operations for the first quarter increased from $0.10 in 2012 to $0.41 in 2013 due to the increase in operating income partially offset by an increase in income taxes. Average shares outstanding increased from 119 million to 123 million on a year-over-year basis due to the impact of the exercise of stock options and the vesting of restricted stock units. Adjusted EPS, which excludes the impact of significant items, increased from $0.32 in 2012 to $0.51 in 2013.

•

Total cash flow from operating activities improved from a use of $220 million in the first three months of 2012 to a source of $5 million for the first three months of 2013. The most significant driver of the change was related to discontinued operations, which reported a use of cash of $144 million in 2012 and nil in 2013 due to the completion of business dispositions during 2012. Cash from operating activities also increased due to improved operating results for continuing operations, a decrease in the cash payments for interest and improved working capital management with respect to accounts receivable and inventory.

Consolidated Results – First quarter of 2013 Compared with First quarter of 2012

The following table summarizes net sales and operating income for the first quarter of 2013 and 2012 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Company Performance (In millions)	Sept. 29, 2012	Oct. 1, 2011	Change	Percent Change
Net sales	$1,011	$1,025	$(14)	(1.4)%

Less: Increase / (decrease) in net sales from:
Dispositions	—	34	(34)

Adjusted net sales	$1,011	$991	$20	2.0%

Operating income	$87	$27	$60	NM

Less: Increase / (decrease) in operating income from:
Restructuring actions	$(12)	$(39)	$27
Income from asset dispositions	5	—	5
Accelerated depreciation	(11)	(6)	(5)
Other significant items	—	8	(8)
Dispositions	—	4	(4)

Adjusted operating income	$105	$60	$45	76.3%

Net Sales

Net sales decreased by $14 million or 1.4%. Adjusted net sales increased by $20 million or 2.0% due to the favorable impact of a 3.2% increase in volumes partially offset by pricing actions in response to lower commodity costs and an unfavorable shift in sales mix.

The components of the percentage change in net sales as compared to the prior year are as follows:

First Quarter 2013

Net Sales Changes	Volumes	+	Mix	+	Price	+	Other	+	Foreign Exchange	+	Divestitures	=	Net Sales Change
Total Continuing Business	3.2%		(0.3)%		(0.9)%		0.0%		0.0%		(3.4)%		(1.4)%

Operating Income

Operating income increased by $60 million. The year-over-year net impact of the changes in restructuring charges, accelerated depreciation and the other factors identified in the table of operating results increased operating income by $15 million. Adjusted operating income increased $45 million, or 76.3%. The increase was due in part to an increase in operating segment income driven by lower commodity costs and higher volumes, the favorable impact of an $8 million increase in unrealized commodity mark-to-market derivative gains versus the prior year and a $9 million decrease in general corporate expenses. General corporate expenses declined primarily due to the impact of headcount reductions and other cost savings initiatives and a decrease in restructuring related expenses.

Gross Margin

Gross margin dollars in the first quarter of 2012 increased $21 million over the prior year due to lower commodity costs, higher volumes, savings from continuous improvement programs and a year-over-year increase in mark-to-market gains related to unrealized commodity derivatives which were only partially offset by pricing actions and an unfavorable sales mix. The gross margin percent increased from 27.8% in the first quarter of 2012 to 30.2% in the first quarter of 2013 primarily due to the impact of lower commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	Sept. 29, 2012	Oct. 1, 2011	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$46	$48	$(2)	(5.1)%
Other	148	158	(10)	(6.5)

Total business segments	194	206	(12)	(6.2)
General corporate expenses	28	18	10	52.1
Mark-to-market derivative (gains) / losses	(1)	2	(3)	NM
Amortization of identifiable intangibles	1	1	—	(28.2)

Total SG&A Expenses	$222	$227	$(5)	(2.6)%

Selling, general and administrative (SG&A) expenses decreased by $5 million, or 2.6%. Measured as a percent of sales, SG&A expenses decreased from 22.2% in 2012 to 21.9% in 2013. SG&A expenses in the business segments decreased by $12 million, or 6.2%, due to a decrease in selling expenses and other administrative costs and a $2 million decrease in MAP spending. Despite an $11 million decline in charges for restructuring actions and accelerated depreciation, general corporate expenses were $10 million higher in 2013 due to the unfavorable year-over-year impact of a $15 million gain recognized in the prior year associated with the settlement of a tax dispute with Hanesbrands Inc.. Excluding significant items, general corporate expenses declined $6 million primarily due to the favorable impact of headcount reductions. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives reduced SG&A expenses by $3 million due to gains associated with derivative energy contracts.

Exit Activities and Other Significant Items

The reported results for the first quarter of 2013 and 2012 reflect amounts recognized for actions associated with the company’s ongoing business improvement and cost reduction program and other exit and disposal actions. The amounts reported for exit activities, asset and business dispositions were a gain of $3 million in the first quarter of 2013 versus charges of $21 million in the first quarter of 2012. As discussed in Note 6 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the gains in 2013 relate to the disposition of manufacturing facilities that had been held for sale while the charges in 2012 are primarily for employee severance costs associated with headcount reductions and contract termination costs.

Net Interest Expense

Net interest expense of $9 million in the first quarter of 2013 was $13 million lower than the first quarter of the prior year due to the repayment of approximately $2 billion of debt during 2012 primarily using proceeds received from the completed business dispositions as well as the transfer of $650 million of debt to D.E MASTER BLENDERS 1753 N.V. as part of the spin off of the international coffee and tea business.

Income Tax Expense

Note 9 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	First Quarter
(In millions)	2013	2012
Continuing operations
Income before income taxes	$78	$5
Income tax expense (benefit)	27	(7)
Effective tax rate	35.2%	(162.6)%

In the first quarter of 2013, the company recognized tax expense of $27 million on pretax income from continuing operations of $78 million, or an effective tax rate of 35.2%. The tax expense and related effective tax rate on continuing operations were determined by applying a 35.2% estimated annual effective tax rate to pretax earnings.

In the first quarter of 2012, the company recognized a tax benefit of $7 million on pretax income from continuing operations of $5 million, or an effective tax rate of negative 162.6%. The tax benefit and related effective tax rate on continuing operations was determined by applying a negative 152% estimated annual effective tax rate to pretax earnings and recognizing various discrete tax items, none of which were material individually or in the aggregate. The negative 152% estimated annual effective tax rate was derived by considering the full year impact of estimated pretax charges for restructuring and other actions, a portion of which are non-deductible for tax purposes.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the first quarter of 2013 was $51 million as compared to $12 million in the prior year. The $39 million increase in earnings was due to the improvement in operating segment results, and a decrease in restructuring and impairment charges partially offset by higher income taxes.

Diluted EPS from continuing operations increased from $0.10 in the first quarter of 2012 to $0.41 in the first quarter of 2013 due to the increase in operating income noted above. Adjusted EPS increased from $0.32 in 2012 to $0.51 in 2013. The diluted EPS in 2013 were negatively impacted by the higher average shares outstanding. The average shares outstanding increased from 119 million in 2012 to 123 million in 2013 due to the exercise of stock options and the vesting of RSUs.

Discontinued Operations

Income (loss) from discontinued operations – There were no operating results related to discontinued operations in 2013 because all of the dispositions were completed prior to the end of fiscal 2012. The loss of $322 million in 2012 was due to the recognition of $341 million of the impairment charges on an after tax basis primarily related to the European bakery operations.

Gain on sale of discontinued operations – In the first quarter of 2013, the company recognized a $2 million gain, which related to a final purchase price adjustment associated with the North American fresh bakery operation and a gain on the sale of manufacturing facilities related to the North American foodservice beverage operations. In the first quarter of 2012, the company completed the disposition of its North American refrigerated dough business as well as its non-European insecticides businesses and a portion of the Asian shoe care business and recognized a total pretax gain of $262 million and an after tax gain of $92 million. The tax provision on the refrigerated dough disposition was negatively impacted by a book/tax basis difference related to $254 million of goodwill that is not deductible. Further details regarding these transactions are included in Note 5, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the first quarter of 2013, the company reported net income of $53 million versus a net loss of $218 million in the comparable period of the prior year. The change in net income was primarily driven by the results for discontinued operations, which were a loss of $230 million in 2012 and income of $2 million in 2013. As noted above, the loss in 2012 was primarily due to an impairment charge related to the European bakery operations. The operating results for continuing operations also improved from $12 million in 2012 to $51 million in 2013. The net income attributable to Hillshire Brands was $53 million in the first quarter of 2013 compared to a net loss of $220 million in the first quarter of 2012.

Diluted EPS was $0.43 in the first quarter of 2013 as compared to a loss of $(1.85) per share in the first quarter of 2012. Diluted EPS were impacted by higher average shares outstanding during the first quarter of 2013, which resulted from the exercise of stock options and the vesting of RSUs.

Operating Results by Business Segment

Net sales and income before income taxes by business segment for 2013 and 2012 are as follows:

	Quarter Ended
	Net Sales		Income Before Income Taxes
(In millions)	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Retail	$719	$698	$86	$44
Foodservice/Other	255	293	25	25
Australian Bakery	37	38	3	2

Total business segments	1,011	1,029	114	71
Intersegment sales	—	(4)	—	—

Total net sales and operating segment income	1,011	1,025	114	71
General corporate expense	—	—	(30)	(39)
Mark-to-market derivative gains/(losses)	—	—	4	(4)
Amortization of intangibles	—	—	(1)	(1)

Total net sales and operating income	1,011	1,025	87	27
Net interest expense	—	—	(9)	(22)

Net sales and income before income taxes	$1,011	$1,025	$78	$5

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total company:

First Quarter 2013

Net Sales Changes	Volumes	+	Mix	+	Price	+	Other	+	Foreign Exchange	+	Divestitures	=	Net Sales Change
Retail	2.3%		1.3%		(0.8)%		0.2%		0.0%		0.0%		3.0%
Foodservice/Other	5.3		(5.2)		(1.1)		(0.6)		0.0		(11.3)		(12.9)
Australian Bakery	(1.4)		0.3		(0.3)		0.3		(1.2)		0.0		(2.3)

Total Continuing Business	3.2%		(0.3)%		(0.9)%		0.0%		0.0%		(3.4)%		(1.4)%

The following tables summarize the net sales and operating segment income for each of the business segments for 2013 and 2012 and certain items that affected the comparability of these amounts:

Retail

	Quarter Ended
(In millions)	Sept. 29, 2012	October 1, 2011	Change	Percent Change
Net sales	$719	$698	$21	3.0%

Adjusted net sales	$719	$698	$21	3.0%

Operating segment income	$86	$44	$42	96.5%

Less: Increase / (Decrease) in operating segment income from
Restructuring actions	$—	$(8)	$8
Income from asset dispositions	3	—	3
Accelerated depreciation	(1)	(6)	5

Adjusted operating segment income	$84	$58	$26	45.5%

Gross margin percentage	31.8%	29.0%		2.8%

First Quarter –

Net sales and adjusted net sales increased by $21 million, or 3.0%, as a result of increased volumes and an improved sales mix partially offset by pricing actions. Unit volumes increased 2.3% due to higher volumes for Jimmy Dean breakfast sandwiches and sausages, Ball Park hot dogs and burgers, Aidells specialty sausages and frozen sweet goods partially offset by volume declines in Hillshire Farm smoked sausage and Sara Lee deli meats. Pricing actions, net of trade promotions, decreased net sales by 0.8%.

Operating segment income increased by $42 million, or 96.5%, while adjusted operating segment income increased by $26 million, or 45.5%. The increase in operating segment income was due to the impact of lower commodity costs net of pricing actions, higher volumes, lower SG&A costs due in part to savings from continuous improvement programs and lower MAP spending.

Foodservice/Other

	Quarter Ended
(In millions)	Sept. 29, 2012	October 1, 2011	Change	Percent Change
Net sales	$255	$293	$(38)	(12.9)%

Less: Increase / (Decrease) in net sales from dispositions	—	34	(34)

Adjusted net sales	$255	$259	$(4)	(1.6)%

Operating segment income	$25	$25	$—	0.2%

Less:Increase / (Decrease) in operating segment income from
Restructuring actions	$—	$(1)	$1
Income from asset dispositions	2	—	2
Accelerated depreciation	(2)	—	(2)
Disposition	—	4	(4)

Adjusted operating segment income	$25	$22	$3	10.9%

Gross margin percentage	24.4%	25.1%		(0.7)%

First quarter–

Net sales decreased by $38 million, or 12.9%, while adjusted net sales, which excludes the results of businesses that have been exited, decreased by $4 million, or 1.6%. The decrease in adjusted net sales was due to the negative impact of a change in sales mix driven by an increase in sales of commodity products as well as price reductions in response to lower commodity costs partially offset by the impact of higher foodservice meat volumes. The pricing actions reduced sales by 1.1%. Overall, net unit volumes increased 5.3% due in large part to higher commodity turkey volumes and higher foodservice meat volumes. These volume increases were partially offset by lower bakery volumes due to demand softness caused by the continued decline in out-of-home dessert consumption and the lingering negative impact of recently completed manufacturing plant upgrades on production capacity and plant efficiencies.

Operating segment income was unchanged while adjusted operating segment income increased by $3 million, or 10.9%, due to the favorable impact of lower commodity costs net of pricing actions, lower SG&A costs due in part to continuous improvement savings and the positive impact of higher volumes partially offset by the impact of a negative shift in sales mix.

Australian Bakery

	Quarter Ended
(In millions)	Sept. 29, 2012	October 1, 2011	Change	Percent Change
Net sales	$37	$38	$(1)	(2.3)%

Adjusted net sales	$37	$38	$(1)	(2.3)%

Operating segment income	$3	$2	$1	9.5%

Less: Increase / (Decrease) in operating segment income from
Restructuring actions	(1)	—	(1)

Adjusted operating segment income	$4	$2	$2	70.8%

Gross margin percentage	31.5%	29.2%		2.3%

First quarter—

Net sales and adjusted net sales decreased by $1 million, or 2.3%. The decline in net sales was due to lower unit volumes driven by the closing of a number of factory outlet stores and the exit of unprofitable private label business. Pricing actions reduced net sales by 0.3% while volumes decreased net sales by 1.4%.

Operating segment income increased by $1 million, or 9.5%. Adjusted operating segment income increased by $2 million, or 70.8% due to lower commodity costs and lower MAP spending.

Financial Condition

The Consolidated Statement of Cash Flows in 2013 and 2012 includes amounts related to discontinued operations. See Note 5 – “Discontinued Operations” for additional information.

Cash received from (used in) Operating Activities

There was no cash generated from operating activities by discontinued operations in 2013 as the business dispositions were completed prior to the end of 2012. However, discontinued operations had a significant impact on the cash flows from operating activities in the first three months of 2012. The cash from operating activities generated by continuing and discontinued operations is summarized in the following table:

	Three Months ended
(In millions)	Sept. 29, 2012	Oct. 1, 2011
Cash from (used in) Operating Activities:
Continuing Operations	$5	$(76)
Discontinued Operations	—	(144)

Total	$5	$(220)

The cash from operating activities increased by $225 million versus the prior year due to the change in cash used in operating activities related to discontinued operations as a result of the completion of the business dispositions prior to the end of 2012. The use of cash by discontinued operations in the prior year was driven in large part by pension contributions. The remaining increase in cash from operating activities is due to the improved operating results for continuing operations as well as a decrease in cash paid for interest and the favorable impact of improved working capital management with respect to accounts receivable and inventory.

Cash received from (used in) Investing Activities

The cash used by investing activities was $14 million in the first three months of 2013 as compared to $53 million in 2012. The decrease was due to a $32 million increase in the proceeds received from business and asset dispositions and a $20 million decrease in expenditures for the purchase of property and equipment. These reductions in cash used were partially offset by a $13 million decrease in the cash received from derivative transactions, which declined from $18 million in 2012 to $5 million in 2013 due primarily to a decrease in cash received on the settlement of foreign exchange derivative contracts. In the current year, the company received $16 million of proceeds related to the disposition of several manufacturing facilities that had been held for sale whereas in the prior year, investment banker fees and other costs associated with business dispositions used $16 million of cash. The year-over-year decrease in expenditures for the purchases of property and equipment was due in large part to the decline in capital expenditures related to discontinued operations as the current year amount represents the expenditures related to continuing operations while the prior year also includes capital expenditures related to discontinued operations.

Cash received from (used in) Financing Activities

Net cash received from financing activities increased by $21 million. The year-over-year change was due to a reduction in dividend payments partially offset by a reduction in net cash received from additional borrowings of debt. The cash received from financing activities in the current year relates to the proceeds from the issuance of common stock as a result of the exercise of stock options, which were $2 million less than the prior year. There were no new borrowings or repayments of debt in 2013 due in part to the fact that the company had just completed the spin-off of its international coffee and tea operations in June 2012 which involved significant debt repayments and the transfer of debt to the new company. In the first three months of 2012, the company had net borrowings of short-term and long-term debt of $55 million, which included the payment of $156 million related to derivatives associated with this debt. In 2012, there was $10 million of cash paid to acquire a non-controlling interest portion of a business prior to the disposition of the entire business. There were no dividends paid in the first quarter of 2013 because the first dividend of the Hillshire Brands Company after the spin-off of its international coffee and tea operations was declared in August 2012 and paid in October 2012, which was after the end of the first quarter. The $68 million of dividends paid to date in 2012 represents dividends of the former Sara Lee Corporation.

Liquidity

Cash and Equivalents

The company had cash and cash equivalents on the balance sheet at September 29, 2012 of $253 million, which was $18 million higher than the balance at June 30, 2012. The primary sources of the additional cash were the cash received from stock option exercises as well as an increase in cash received from operating activities.

Credit Facility and Credit Ratings

The company has a $750 million credit facility that expires in May 2017. The credit facility has an annual fee of 0.15% as of September 29, 2012 and pricing under this facility is based on the company’s current credit rating. At September 29, 2012, the company did not have any borrowings outstanding under this facility but it did have approximately $57 million of letters of credit outstanding under this credit facility. The facility does not mature or terminate upon a credit rating downgrade.

The company’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the company is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended September 29, 2012, the company’s interest coverage ratio was 9.8 to 1.0.

The financial covenants also include a requirement to maintain a leverage ratio of not more than 3.50 to 1.00. The leverage ratio is based on the ratio of consolidated total indebtedness to an adjusted consolidated EBITDA. For the 12 months ended September 29, 2012, the leverage ratio was 2.1 to 1.0.

The company’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of September 29, 2012 are shown in the table below. These ratings remain unchanged from the previous year end.

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s	Baa2	P-2	Stable
FitchRatings	BBB	F-2	Stable

Changes in the company’s credit ratings result in changes in the company’s borrowing costs. The company’s current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a historically high degree of liquidity. A downgrade of the company’s short-term credit rating would place the company in a commercial paper market that would contain significantly less market liquidity than it currently operates in with a rating of “A-2,” “P-2,” or “F-2.” This would reduce the amount of commercial paper the company could issue and raise its commercial paper borrowing cost and would require immediate payment or the posting of collateral on the derivative instruments in net liability positions in accordance with ISDA rules. See Note 15, “Financial Instruments” for more information. To the extent that the company’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the company has the ability to use available credit facilities to satisfy operating requirements, if necessary.

Debt

The company’s total long-term debt of $947 million at September 29, 2012 remained virtually unchanged from the previous year end balance of $944 million. The company’s total long-term debt is due to be repaid as follows: $5 million in the remainder of 2013, $18 million in 2014, $85 million in 2015, $400 million in 2016, nil in 2017 and 2018 and $439 million thereafter. Debt obligations are expected to be satisfied with cash on hand or the issuance of new debt.

From time to time, the company opportunistically may repurchase or retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the company’s liquidity requirements, contractual restrictions and other factors. The amounts involved could be material.

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the company’s long-term debt is virtually all fixed-rate debt as of September 29, 2012 and June 30, 2012. The company monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Leases

The company has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations for continuing operations are scheduled to be paid as follows: $18 million in the remainder 2013, $20 million in 2014, $13 million in 2015, $11 million in 2016, $10 million in 2017, $9 million in 2018 and $74 million, thereafter. The company is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The company continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $7 million in the remainder of 2013, $9 million in 2014, $7 million in 2015, $1 million in 2016, and nil thereafter.

The company has various funding obligations and certain contingent guaranty obligations that are outlined below.

Pension Plans

The funded status of the company’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. For continuing operations, the plans were underfunded by $165 million as of the end of 2012. Further information on the company’s pension plans is contained in Note 8 to these Consolidated Financial Statements. The company anticipates recognizing income of approximately $5 million in continuing operations for its defined benefit pension plans in 2013.

The company contributed $2 million in the first three months of 2013 to these defined benefit pension plans. The company anticipates that approximately $4 million of cash contributions will be made for the entire fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors. As a result, actual funding in 2013 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 to the Consolidated Financial Statements – “Defined Benefit Pension Plans,” that are included in the company’s 2012 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

The company had participated in a number of multi-employer pension plans that provided retirement benefits to certain employees covered by collective bargaining agreements (MEPP). It currently only participates in one MEPP. Participating employers in a MEPP are jointly responsible for any plan underfunding. MEPP contributions are established by the applicable collective bargaining agreements; however, the MEPPs may impose increased contribution rates and surcharges based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. Factors that could impact funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

In addition to regular contributions, the company could be obligated to pay additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These withdrawal liabilities, which would be triggered if the company ceases to make contributions to a MEPP with respect to one or more collective bargaining units, would equal the company’s proportionate share of the unfunded vested benefits based on the year in which liability is triggered. The company believes that the MEPP in which it participates has significant unfunded vested benefits. Withdrawal liability triggers could include the company’s decision to close a plant or the dissolution of a collective bargaining unit. Due to uncertainty regarding future withdrawal liability triggers, we are unable to determine the amount and timing of the company’s future withdrawal liability, if any, or whether the company’s participation in this MEPP could have any material adverse impact on its financial condition, results of operations or liquidity. Disagreements over potential withdrawal liability may lead to legal disputes.

The company’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $2 million in 2012 and $3 million in 2011. For continuing operations, the company incurred withdrawal liabilities of an immaterial amount in 2012 and 2011.

Restructuring Actions Liabilities

The company has recognized amounts for various restructuring charges. At September 29, 2012, the company had recognized cumulative liabilities of approximately $60 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the company expects a significant portion of these amounts will be paid over the next twelve months.

The company has targeted cost reduction opportunities of $100 million, achievable over the next three years, of which $40 million is expected to be realized in 2013. These cost reductions result from the downsizing of corporate resources and the reduction of overhead within the meat businesses. The company expects to recognize charges of approximately $65 million to $75 million in 2013 relating to the above cost savings initiatives and other actions.

Guarantees

The company is a party to a variety of agreements under which it may be obligated to indemnify a third party with respect to certain matters. Typically, these obligations arise as a result of contracts entered into by the company, under which the company agrees to indemnify a third party against losses arising from a breach of representations and covenants related to such matters as title to assets sold, the collectability of receivables, specified environmental matters, lease obligations assumed and certain tax matters. In each of these circumstances, payment by the company is conditioned on the other party making a claim pursuant to the procedures specified in the contract. These procedures allow the company to challenge the other party’s claims. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount, and in some cases the company may have recourse against third parties for certain payments made by the company. It is not possible to predict the maximum potential amount of future payments under certain of these agreements, due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements have not had a material effect on the company’s business, financial condition or results of operations. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations.

The material guarantees for which the maximum potential amount of future payments can be determined include the company’s contingent liability on leases on property operated by others which are described above, and the company’s guarantees of certain third-party debt. These debt guarantees require the company to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the company could be required to make in the event that these third parties default on their debt obligations is approximately $16 million. At the present time, the company does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

Risk Management

Challenges and Risks

As a consumer products company, we face certain risks and challenges that impact our business and financial performance. The risks and challenges described below have impacted our performance and are likely to impact our future results as well.

The food and consumer products businesses are highly competitive. In many product categories, we compete not only with widely advertised branded products, but also with private label products that are generally sold at lower prices. As a result, from time to time, we may need to reduce the prices for some of our products to respond to competitive pressures. Economic uncertainty may result in increased pressure to reduce the prices for some of our products, limit our ability to increase or maintain prices or lead to a continued shift toward private label products. Any reduction in prices or our inability to increase prices when raw material costs increase could negatively impact profit margins and the overall profitability of our reporting units, which could potentially trigger a goodwill impairment.

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. Many of the commodities we use, including pork, beef, poultry, packaging, energy, cheese, fruit, seasoning blends, flour and sugar have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings. During the first three months of 2013, commodity costs, excluding mark-to-market derivative gains/losses, decreased over the prior year. The benefit of lower commodity costs was partially offset by price reductions. The company expects commodity costs to decline modestly in the first half of 2013 but increase in the latter half of 2013 and into 2014.

Interest Rate and Commodity Risks

To mitigate the risk from interest rate and commodity price fluctuations, the company enters into various hedging transactions that have been authorized pursuant to the company’s policies and procedures. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Interest Rates – The company uses interest rate swaps to modify its exposure to interest rate movements, reduce borrowing costs and to lock in interest rates on anticipated debt issuances. Interest rate risk management is accomplished through the use of swaps to modify interest payments under these instruments. During 2012, the company had market risk sensitive instruments related to interest rates, due to floating and fixed rate debt. The company’s net exposure to interest rate risk consisted of floating rate instruments that were benchmarked to U.S. short-term money market interest rates. During 2012, the company settled all interest rate swaps, as a result of the settlement of virtually all variable rate debt. As of September 29, 2012, the company has no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on virtually 100% of the company’s long-term debt. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates, which would result in a maximum potential loss of approximately $13.6 million. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar maturities.

The company has interest rate risk associated with its pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Note 16 and 17 to the Consolidated Financial Statements in the company’s 2012 Annual Report for additional information.

Commodities – The company is a purchaser of certain commodities such as beef, pork, poultry, packaging, fruit, seasoning blends, wheat, corn, corn syrup, soybean and corn oils, butter, sugar, natural gas and diesel fuel. These commodities are subject to price fluctuations that may create price risk. The company enters into either physical forward contracts or derivative instruments to manage a portion of this price risk. The company has policies governing the hedging instruments that can be used. In circumstances where commodity derivative instruments are used, there is a high correlation between the commodity costs and the derivative instrument.

For commodity derivative instruments held, the company uses a sensitivity analysis technique to evaluate the effect that a 10% change in the underlying commodity price would have on the market value of the company’s commodity derivative instruments. This analysis includes the commodity derivative instruments and, thereby, does not consider the fair value change in the underlying exposure. The impact is not significant compared with the earnings and equity of the company.

	First Quarter	Year end
In millions	2013	2012
Effect of a 10% change in Market Price:
Grains & Oilseeds	$5	$7
Energy	2	2
Other Commodities	1	2

Non-GAAP Financial Measures Definitions

Non-GAAP Measures

Management measures and reports Hillshire Brands’ financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). In this report, Hillshire Brands highlights certain items that have significantly impacted the company’s financial results and uses several non-GAAP financial measures to help investors understand the financial impact of these significant items. The non-GAAP financial measures used in this report are adjusted net sales, adjusted operating segment income, adjusted operating income and adjusted EPS. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of Hillshire Brands’ business that, when viewed together with Hillshire Brands’ financial results computed in accordance with GAAP, provide a more complete understanding of factors and trends affecting Hillshire Brands’ historical financial performance and projected future operating results, greater transparency of underlying profit trends and greater comparability of results across periods. These non-GAAP financial measures are not intended to be a substitute for the comparable GAAP measures and should be read only in conjunction with our financial statements prepared in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to non-GAAP measures used by other companies.

In addition, investors frequently have requested information from management regarding significant items. Management believes, based on feedback it has received during earnings calls and discussions with investors, that these non-GAAP measures enhance investors’ ability to assess Hillshire Brands’ historical and projected future financial performance. Management also uses certain of these non-GAAP financial measures, in conjunction with the GAAP financial measures, to understand, manage and evaluate our businesses, in planning for and forecasting financial results for future periods, and as one factor in determining achievement of incentive compensation. Two of the three performance measures under Hillshire Brands’ annual incentive plan are net sales and earnings before interest and taxes, which are the reported amounts as adjusted for significant items and possibly other items. Many of the significant items will recur in future periods; however, the amount and frequency of each significant item varies from period to period.

The following is an explanation of the non-GAAP financial measures presented in this report. “Adjusted net sales” excludes from net sales the impact of businesses that have been exited or divested for all periods presented and excludes the impact of an additional week in those fiscal years with 53 weeks versus 52 weeks. “Adjusted operating segment income” excludes from operating segment income the impact of significant items recognized by that portion of the business during the fiscal period and the results of businesses exited or divested for all periods presented. Results for businesses acquired are included from the date of acquisition onward. It also adjusts for the impact of an additional week in those fiscal years that include a 53rd week. “Adjusted operating income” excludes from operating income the impact of significant items recognized during the fiscal period and businesses exited or divested for all periods presented. It also adjusts for the impact of an additional week in those fiscal years that include a 53rd week. Results for businesses acquired are included from the date of acquisition onward. “Adjusted EPS” excludes from diluted EPS for continuing operations the impact of significant items and the 53rd week.

Significant Items Affecting Comparability

The reported results for 2013 and 2012 reflect amounts recognized for restructuring actions and other significant amounts that impact comparability.

“Significant items” are income or charges (and related tax impact) that management believes have had or are likely to have a significant impact on the earnings of the applicable business segment or on the total company for the period in which the item is recognized, are not indicative of the company’s core operating results and affect the comparability of underlying results from period to period. Significant items may include, but are not limited to: charges for exit activities; various restructuring programs; spin-off related costs; impairment charges; pension partial withdrawal liability charges; benefit plan curtailment gains and losses; tax charges on deemed repatriated earnings; tax costs and benefits resulting from the disposition of a business; impact of tax law changes; changes in tax valuation allowances and favorable or unfavorable resolution of open tax matters based on the finalization of tax authority examinations or the expiration of statutes of limitations.

The impact of significant items on net income and diluted earnings per share is summarized below:

	Quarter ended September 29, 2012			Quarter ended Oct. 1, 2011
In millions, except per share data	Pretax Impact	Net Income (Loss) Attributable to Hillshire Brands (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income(Loss) Attributable to Hillshire Brands (2)	Diluted EPS Impact (1)
Continuing operations:
Restructuring actions:
Severance/retention charges	$—	$—	$—	$(16)	$(10)	$(0.09)
Lease & contractual obligation exit costs	(3)	(2)	(0.01)	(6)	(4)	(0.03)
Consulting, advisory & other costs	(9)	(5)	(0.05)	(17)	(14)	(0.11)
Income from asset dispositions	5	3	0.03	—	—	—
Accelerated depreciation	(11)	(7)	(0.06)	(6)	(4)	(0.03)

Total restructuring actions	(18)	(11)	(0.09)	(45)	(32)	(0.26)

Gain on HBI tax settlement	—	—	—	15	10	0.08
Impairment charges	—	—	—	(10)	(6)	(0.05)
Tax indemnification accrual adjustment	—	—	—	3	2	0.01

Impact of significant items on income (loss) from continuing operations	(18)	(11)	(0.10)	(37)	(26)	(0.22)

Discontinued operations:
Severance/retention charges	—	—	—	(13)	(10)	(0.08)
Consulting, advisory & other costs	—	—	—	(24)	(18)	(0.16)
Impairment charges	—	—	—	(379)	(341)	(2.87)
Gain (loss) on sale of discont’d operations	3	2	0.02	262	92	0.77
Tax basis difference adjustment	—	—	—	—	118	0.99
Tax audit settlement/reserve adjustments	—	—	—	—	70	0.59
Tax valuation allowance adjustment	—	—	—	—	(75)	(0.63)
Tax on unremitted earnings	—	—	—	—	(154)	(1.30)

Significant items impacting discontinued operations	3	2	0.02	(154)	(318)	(2.68)

Impact of significant items on net income (loss) attributable to Hillshire Brands	$(15)	$(9)	$(0.08)	$(191)	$(344)	$(2.90)

Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(3)			$(6)
Selling, general and administrative expenses	(18)			—
Impairment charges	—			(10)
Exit and business dispositions	3			(21)

Total	$(18)			$(37)

Diluted earnings per share – cont. operations:
As reported			$0.41			$0.10
Less: impact of significant items			(0.10)			(0.22)

Adjusted earnings per share			$0.51			$0.32

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

Significant Accounting Policies and Critical Estimates

The company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2012 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the company are described in the Financial Review in the company’s 2012 Annual Report on Form 10-K.

Issued but not yet Effective Accounting Standards

A summary of new accounting pronouncements issued, but not yet effective, which are relevant to the operations of the company are summarized below.

Intangibles – Trademarks and Other Impairment Test — In July 2012, the FASB amended its standards related to trademarks and other intangible impairment testing with the objective being to simplify the annual impairment process by allowing entities to use qualitative factors first before performing the traditional two-step impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The new standard would be effective for the company’s trademark and other intangible impairment test in 2014 but we are permitted to adopt early. However, the company has not yet determined if this standard will be adopted early. Because the measurement of a potential impairment has not changed, the standard will not have an impact on our consolidated results of operations, financial position or cash flows.

Offsetting Assets and Liabilities – In December 2011, the FASB issued an amendment on disclosures about offsetting assets and liabilities. The amendment requires additional disclosures showing the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The amendment is retroactively effective for the company beginning in the first quarter of fiscal 2014. This standard is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

Forward-Looking Information

This document contains forward-looking statements regarding Hillshire Brands’ business prospects and future financial results and metrics. In addition, from time to time, in oral statements and written reports, the company discusses its expectations regarding the company’s future performance by making forward-looking statements preceded by terms such as “anticipates,” “intends,” “expects,” “likely” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events and are inherently uncertain. Investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements, and the company wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Hillshire Brands’ actual results to differ from such forward-looking statements are those described under Item 1A, Risk Factors, in Hillshire Brands’ most recent Annual Report on Form 10-K and other SEC Filings, as well as factors relating to:

•

Hillshire Brands’ spin-off of its international coffee and tea business in June 2012, including (i) Hillshire Brands’ ability to generate the anticipated benefits from the spin-off; (ii) the transition of leadership to a new senior management team and the departure of key personnel with historical knowledge; and (iii) potential tax liabilities and other indemnification obligations;

•

The consumer marketplace, such as (i) intense competition, including advertising, promotional and price competition; (ii) changes in consumer behavior due to economic conditions, such as a shift in consumer demand toward private label; (iii) fluctuations in raw material costs, Hillshire Brands’ ability to increase or maintain product prices in response to cost fluctuations and the impact on profitability; (iv) the impact of various food safety issues and regulations on sales and profitability of Hillshire Brands products; and (v) inherent risks in the marketplace associated with product innovations, including uncertainties about trade and consumer acceptance;

•

Hillshire Brands’ relationship with its customers, such as (i) a significant change in Hillshire Brands’ business with any of its major customers, such as Wal-Mart, its largest customer; and (ii) credit and other business risks associated with customers operating in a highly competitive retail environment;

•

Other business decisions, such as (i) Hillshire Brands’ ability to generate margin improvement through cost reduction and productivity improvement initiatives; (ii) Hillshire Brands’ credit ratings, the impact of Hillshire Brands’ capital plans on such credit ratings and the impact these ratings and changes in these ratings may have on Hillshire Brands’ cost to borrow funds and access to capital/debt markets; and (iii) the settlement of a number of ongoing reviews of Hillshire Brands’ income tax filing positions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Hillshire Brands transacts business.

In addition, Hillshire Brands’ results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations in markets where the company competes. Hillshire Brands undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives due to inherent limitations.

Hillshire Brands’ Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Hillshire Brands’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”) and, based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, the company’s disclosure controls and procedures were effective at the level of reasonable assurance.

Remediation Plan

Management implemented a plan to remediate the material weakness reported in Management’s Report on Internal Control Over Financial Reporting included in the company’s Annual Report on Form 10-K for the year ended June 30, 2012, which included the following actions: Hillshire Brands’ Chief Executive Officer, Chief Financial Officer and the Audit Committee of the Board participated in and reviewed the results of the independent investigation into the Brazilian operations and reviewed the proposed remediation actions; further, Hillshire Brands effectively remediated many of the ineffective control environment issues identified at the Brazilian operations through the spin-off of the international coffee and tea business on June 28, 2012; Hillshire Brands received a written certification from the Chief Financial Officer of D.E MASTER BLENDERS 1753, NV. (DEMB) as to the accuracy and completeness of the DEMB results included in the discontinued operations; management implemented additional training in Hillshire Brands’ Global Business Practice program, which includes requiring all employees to certify their compliance with the program and key company policies; and management analyzed the differences in the business model and control architecture of Hillshire Brands’ other operations compared to the former Brazil operation to assess potential risk areas. The company tested the newly implemented controls and found them to be effective. As a result, the company has concluded that the material weakness has been remediated as of September 29, 2012.

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, the company implemented a plan to remediate the material weakness in internal control over financial reporting that existed at its previous fiscal year end – see Remediation Plan above for details. The changes materially affected the company’s internal control over financial reporting.

PART II

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Hillshire Brands has two continuing stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. As of September 29, 2012, $1.2 billion remains authorized for share repurchase by the board of directors, in addition to the 2.7 million share authorization remaining under the prior share repurchase program. There is no expiration date for either program.

The following table outlines Hillshire Brands purchases of shares of its common stock during the first quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to Aug. 4, 2012	—	—	—	2,691,824	$1.2 billion
Aug. 5, 2012 to Sept. 1, 2012	—	—	—	2,691,824	$1.2 billion
Sept. 2, 2012 to Sept. 29, 2012	—	—	—	2,691,824	$1.2 billion
Total	—	—	—	2,691,824	$1.2 billion

ITEM 6—EXHIBITS

The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit

Number	Description

10.1	Fiscal Years 2012-2014(a) Long-Term Incentive Stock Program Frequently Asked Questions.

10.2	Form of Fiscal Years 2012-2014(a) Stock Option Grant Notice and Agreement

10.3	Form of Fiscal Years 2012-2014(a) Performance-Based Restricted Stock Unit Grant Notice and Agreement

10.4	Form of Fiscal Years 2012-2014(a) Restricted Stock Unit Grant Notice and Agreement

10.5	Fiscal Year 2012 Annual Incentive Plan Program Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Hillshire Brands Company Quarterly Report on Form 10-Q for the three months ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Common Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) document and entity information.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLSHIRE BRANDS COMPANY
(Registrant)

By:	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Senior Vice President, Controller and Chief Accounting Officer

DATE: November 1, 2012