Form 10-Q
period 2012-12-29
Hillshire Brands Co
filed 2013-01-31
CIK 23666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3344

The Hillshire Brands Company

(Exact name of registrant as specified in its charter)

Maryland	36-2089049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South Jefferson Street, Chicago, Illinois	60607
(Address of principal executive offices)	(Zip Code)

(312) 614-6000

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

On December 29, 2012, the Registrant had 122,936,767 outstanding shares of common stock, par value $.01 per share.

The Hillshire Brands Company

THE HILLSHIRE BRANDS COMPANY

Condensed Consolidated Balance Sheets at December 29, 2012 and June 30, 2012

(Unaudited)

In millions	Dec 29, 2012	June 30, 2012
Assets
Cash and equivalents	$299	$235
Trade accounts receivable, less allowances	229	248
Inventories
Finished goods	191	196
Work in process	12	17
Materials and supplies	89	75

	292	288
Current deferred income taxes	104	114
Income tax receivable	21	52
Other current assets	46	65
Assets held for sale	39	—

Total current assets	1,030	1,002

Property, net of accumulated depreciation of $1,231 and $1,245, respectively	829	847
Trademarks and other identifiable intangibles, net	127	132
Goodwill	348	348
Deferred income taxes	26	36
Other noncurrent assets	79	80
Noncurrent assets held for sale	28	5

	$2,467	$2,450

Liabilities and Equity
Accounts payable	$266	$359
Accrued liabilities	403	469
Current maturities of long-term debt	10	5
Liabilities held for sale	27	—

Total current liabilities	706	833
Long-term debt	936	939
Pension obligation	157	166
Other liabilities	300	277
Non-current liabilities held for sale	1	—
Contingencies and commitments (Note 10)
Equity
Hillshire Brands common stockholders’ equity	367	235

	$2,467	$2,450

See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY

Consolidated Statements of Income

For the Quarter and Six Months ended December 29, 2012 and December 31, 2011

(Unaudited)

	Quarter ended		Six Months ended
In millions, except per share data	Dec. 29, 2012	Dec. 31, 2011 (As Restated)	Dec. 29, 2012	Dec. 31, 2011 (As Restated)
Continuing Operations
Net sales	$1,060	$1,053	$2,034	$2,040

Cost of sales	728	755	1,408	1,469
Selling, general and administrative expenses	224	226	437	444
Net charges for exit activities, asset and business dispositions	9	45	6	66
Impairment charges	—	4	—	14

Operating income	99	23	183	47

Interest expense	11	22	22	45
Interest income	(1)	(1)	(3)	(2)

Income from continuing operations before income taxes	89	2	164	4
Income tax expense (benefit)	31	(8)	57	(11)

Income from continuing operations	58	10	107	15

Discontinued operations
Income (loss) from discontinued operations net of tax expense (benefit) of $(3), $(8), $(2) and $57	7	92	9	(223)
Gain on sale of discontinued operations, net of tax expense of nil, $168, $1 and $338	—	368	2	460

Net income from discontinued operations	7	460	11	237

Net income	65	470	118	252
Less: Income from noncontrolling interests, net of tax
Discontinued operations	—	1	—	3

Net income attributable to Hillshire Brands	$65	$469	$118	$249

Amounts attributable to Hillshire Brands:
Net income from continuing operations	58	10	107	15
Net income from discontinued operations	7	459	11	234

Net income attributable to Hillshire Brands	$65	$469	$118	$249

Earnings per share of common stock
Basic
Income from continuing operations	$0.47	$0.09	$0.88	$0.13

Net income	$0.53	$3.96	$0.97	$2.11

Average shares outstanding	123	118	122	118

Diluted
Income from continuing operations	$0.47	$0.09	$0.87	$0.13

Net income	$0.53	$3.94	$0.96	$2.10

Average shares outstanding	123	119	123	119

Cash dividends declared per share of common stock	$0.125	$0.575	$0.250	$0.575

See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY

Condensed Consolidated Statements of Comprehensive Income

For the Quarter and Six Months ended December 29, 2012 and December 31, 2011

(Unaudited)

	Quarter ended		Six Months Ended
In millions	Dec. 29, 2012	Dec. 31, 2011 (As Restated)	Dec. 29, 2012	Dec. 31, 2011 (As Restated)
Net Income	$65	$470	$118	$252
Translation adjustments, net of tax	—	16	1	(117)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(11)	(9)	(4)	(10)
Pension/Postretirement activity, net of tax	—	(12)	—	(2)

Comprehensive income	54	465	115	123
Comprehensive income attributable to non-controlling interests	—	1	—	3

Comprehensive income attributable to Hillshire Brands	$54	$464	$115	$120

See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY

Condensed Consolidated Statements of Equity

For the period July 2, 2011 to December 29, 2012

(Unaudited)

		Hillshire Brands Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at July 2, 2011 (As restated)	$1,893	$6	$39	$2,161	$(77)	$(265)	$29
Net income	848	—	—	845	—	—	3
Translation adjustments, net of tax	(23)	—	—	—	—	(23)	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	2	—	—	—	—	2	—
Pension/Postretirement activity, net of tax	(21)	—	—	—	—	(21)	—

Dividends on common stock	(138)	—	—	(138)	—	—	—
Dividends paid on noncontrolling interest/Other	(2)	—	—	—	—	—	(2)
Disposition of noncontrolling interest	(29)	—	—	—	—	—	(29)
Repurchase of noncontrolling interest	(10)	—	(9)	—	—	—	(1)
Spin-off of international coffee and tea business	(2,408)	—	(5)	(2,566)	—	163	—

Stock issuances -
Restricted stock	14	—	21	(7)	—	—	—
Stock option and benefit plans	94	—	94	—	—	—	—
Reverse stock split	—	(5)	5	—	—	—	—
ESOP activity and other	15	—	(1)	—	16	—	—

Balances at June 30, 2012	235	1	144	295	(61)	(144)	—

Net income	118	—	—	118	—	—	—
Translation adjustments, net of tax	1	—	—	—	—	1	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(4)	—	—	—	—	(4)	—

Dividends on common stock	(31)	—	—	(31)	—	—	—

Stock issuances -
Restricted stock	3	—	3	—	—	—	—
Stock option and benefit plans	41	—	41	—	—	—	—
ESOP activity and other	4	—	1	1	2	—	—

Balances at December 29, 2012	$367	$1	$189	$383	$(59)	$(147)	$—

See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY

Consolidated Statements of Cash Flows

For the Six Months ended December 29, 2012 and December 31, 2011

(Unaudited)

	Six Months Ended
In millions	Dec. 29, 2012	Dec. 31, 2011 (As Restated)
OPERATING ACTIVITIES -
Net income	$118	$252
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	78	122
Amortization	8	20
Impairment charges	—	417
Net (gain) loss on business dispositions	(9)	(802)
Pension contributions, net of expense	(5)	(127)
Increase in deferred income taxes	18	113
Other	(1)	37
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	6	8
Inventories	(18)	(113)
Other current assets	16	(34)
Accounts payable	(57)	(10)
Accrued liabilities	(57)	(2)
Accrued taxes	32	152

Net cash received from operating activities	129	33

INVESTING ACTIVITIES -
Purchases of property and equipment	(79)	(128)
Purchases of software and other intangibles	(3)	(19)
Acquisition of businesses	—	(29)
Dispositions of businesses and investments	16	1,451
Cash received from derivative transactions	3	25
Sales of assets	1	1

Net cash received from (used in) investing activities	(62)	1,301

FINANCING ACTIVITIES -
Issuances of common stock	39	36
Borrowings of other debt	—	142
Repayments of other debt and derivatives	(5)	(242)
Net change in financing with less than 90-day maturities	—	(197)
Purchase of noncontrolling interest	—	(10)
Payments of dividends	(31)	(135)

Net cash received from (used in) financing activities	3	(406)

Effect of changes in foreign exchange rates on cash	—	(243)

Increase in cash and equivalents	70	685
Add: Cash balances of discontinued operations at beginning of year	—	1,992
Less: Cash balances of discontinued operations at end of period	(6)	(2,610)
Cash and equivalents at beginning of year	235	74

Cash and equivalents at end of quarter	$299	$141

Supplemental Cash Flow Data:
Cash paid for restructuring actions	$48	$146
Cash contributions to pension plans	3	121
Cash paid for income taxes	6	120

See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY

Notes to Consolidated Financial Statements

1. Basis of Presentation

The Hillshire Brands Company is a manufacturer and marketer of high-quality, brand name food products and a leader in meat-centric food solutions for the retail and foodservice markets. References to “we,” “our,” “us,” “Hillshire Brands” and “the company” refer to The Hillshire Brands Company and its consolidated subsidiaries as a whole, unless the context otherwise requires. The company’s reportable segments are Retail and Foodservice/Other.

The consolidated financial statements for the quarter and six months ended December 29, 2012 and December 31, 2011 have not been audited by an independent registered public accounting firm, but in the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The results of operations for the six months ended December 29, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from these estimates. These unaudited interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Form 10-K for the year ended June 30, 2012 and other financial information filed with the Securities and Exchange Commission.

The company’s fiscal year ends on the Saturday closest to June 30. Fiscal 2013 ends on June 29, 2013. The second quarter and first six months of fiscal 2013 ended on December 29, 2012, and the second quarter and first six months of fiscal 2012 ended on December 31, 2011. Each of the quarters was a thirteen-week period, and each of the six month periods was a twenty-six week period. Fiscal 2013 and fiscal 2012 are both 52-week years. Unless otherwise stated, references to years relate to fiscal years.

The condensed consolidated balance sheet as of June 30, 2012 has been derived from the company’s audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012. The balance sheet information for the Australian bakery business has met the criteria to be classified as held for sale beginning in the second quarter of 2013 and as a result, these balances are being reported in the asset and liabilities held for sale lines of the condensed consolidated balance sheet as of December 29, 2012. The fresh bakery, refrigerated dough and foodservice beverage businesses in North America as well as the international coffee and tea, household and body care, European bakery and Australian bakery businesses are presented as discontinued operations in the company’s condensed consolidated income statements. See Note 5 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

On August 1, 2012, D.E Master Blenders 1753 N.V. (DEMB) announced that it had discovered accounting irregularities involving previously issued financial results for its Brazilian operations, which would require the restatement of their previously issued financial statements for the periods from fiscal 2009 to 2012. The financial results of the Brazilian operations are reported as part of discontinued operations in the Hillshire Brands financial statements as a result of the spin-off of the international coffee and tea operations. Hillshire Brands reflected the correction of the accounting irregularities by first restating the “as reported” historical financial results of the Brazilian operations and then recognizing the restated results as part of discontinued operations along with the other businesses that comprised the international coffee and tea business. As such, the adjustments to net sales noted in the following tables represent corrections associated with the accounting irregularities in Brazil and do not relate to any businesses included in continuing operations. The accounting irregularities identified in the Brazil operations included the overstatement of accounts receivable due to the failure to write-off uncollectible customer discounts, improper recognition of sales revenues prior to shipments to customers, the understatement of accruals for various litigation issues, and the failure to write-off obsolete inventory and other inventory valuation issues. These accounting irregularities resulted from an ineffective control environment maintained by management in Brazil, including intentional overrides of internal controls, and extensive cross-functional collusion by company personnel and third parties in Brazil. These actions were designed to meet earnings targets in Brazil.

As a result of these error corrections, income from discontinued operations was increased by $20 million in the first six months of 2012. The cumulative impact of the error corrections prior to fiscal 2012 reduced stockholders’ equity at July 2, 2011 by $70 million.

In addition to the error corrections noted above, Hillshire Brands has also corrected several errors related to continuing and discontinued operations and has restated its previously issued financial statements for 2010 and 2011 and the unaudited financial data for the first three quarters of 2011 and 2012 for these items. These errors had been previously identified and corrected in fiscal years subsequent to their origination. The company originally recorded the error corrections in the periods in which they were discovered. Management continues to believe that these errors did not materially misstate the financial results of the periods in which the errors originated or the periods in which the errors were corrected but management has decided to record these adjustments in the periods in which they originated in conjunction with the financial statement corrections noted above. As a result of these error corrections, Income from continuing operations was reduced by $21 million and Income from discontinued operations was reduced by $1 million for the first six months of 2012. The cumulative impact of the error corrections prior to fiscal 2012 reduced stockholders’ equity at July 2, 2011 by $11 million.

Income Statement Impact

The impact of these error corrections on the income statement for the second quarter and first six months of 2012 is summarized in the following table:

(in millions)	Quarter ended December 31, 2011				Six Months ended December 31, 2011
(Unaudited)	As Reported [1]	Adjustment	Disc.Ops.	As Restated	As Reported [1]	Adjustment	Disc.Ops.	As Restated
Continuing Operations
Net sales	$2,081	$(5)	$(1,023)	$1,053	$4,024	$2	$(1,986)	$2,040
Cost of sales	1,385	(5)	(625)	755	2,712	3	(1,246)	1,469
Selling, general and administrative expenses	497	(4)	(267)	226	952	(3)	(505)	444
Net charges for exit activities, asset and business dispositions	84	(5)	(34)	45	116	(5)	(45)	66
Impairment charges	14	—	(10)	4	32	—	(18)	14

Operating income	101	9	(87)	23	212	7	(172)	47

Interest expense	29	—	(7)	22	59	—	(14)	45

Interest income	(11)	—	10	(1)	(20)	—	18	(2)

Income from continuing operations before tax	83	9	(90)	2	173	7	(176)	4
Income tax expense (benefit)	50	5	(63)	(8)	174	6	(191)	(11)

Income (loss) from Continuing Operations	33	4	(27)	10	(1)	1	15	15
Income (loss) from disc. operations, net of tax	65	—	27	92	(208)	—	(15)	(223)
Gain on sale of disc. operations, net of tax	371	(3)	—	368	463	(3)	—	460

Net income from discontinued operations	436	(3)	27	460	255	(3)	(15)	237
Net income	469	1	—	470	254	(2)	—	252
Net income from non-controlling interest	1	—	—	1	3	—	—	3

Net income attributable to Hillshire Brands	$468	$1	$—	$469	$251	$(2)	$—	$249

Earnings per share—Basic
Income (loss) from continuing operations	$0.28	$0.03	$(0.22)	$0.09	$(0.01)	$0.01	$0.12	$0.13
Net income	3.95	0.01	0.00	3.96	2.12	(0.01)	0.00	2.11
Earnings per share—Diluted
Income (loss) from continuing operations	$0.27	$0.03	$(0.22)	$0.09	$(0.01)	$0.01	$0.12	$0.13
Net income	3.93	0.01	0.00	3.94	2.12	(0.01)	0.00	2.10

[1]	Amounts as reported in the company’s financial statements in its Quarterly Report on Form 10-Q for the period ended December 31, 2011

Comprehensive Income Impact

The following tables summarize the comprehensive income (loss) previously reported in the company’s filings and the restated amounts.

(in millions) (Unaudited)	Quarter ended December 31, 2011
	As Reported [1]	As Restated
Comprehensive Income
Net Income (loss)	$469	$470
Translation adjustments, net of tax	14	16
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(9)	(9)
Pension/Postretirement activity, net of tax	(12)	(12)

Comprehensive income (loss)	$462	$465

(in millions) (Unaudited)	Six Months ended December 31, 2011
	As Reported [1]	As Restated
Comprehensive Income
Net Income (loss)	$254	$252
Translation adjustments, net of tax	(128)	(117)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(10)	(10)
Pension/Postretirement activity, net of tax	(2)	(2)

Comprehensive income (loss)	$114	$123

[1]	Amounts as reported in the company’s financial statements in its Quarterly Report on Form 10-Q for the period ended December 31, 2011

Consolidated Statement of Cash Flow Impact

The restatement did not change the total cash flows from operating, investing or financing activities for any of the quarters or full years impacted by the restatements. However, certain amounts within Cash from Operating Activities were impacted by the non-cash adjustments to correct the errors. The following table shows the impact of the restatements on the previously reported cash flow items within Cash from Operating Activities for the first six months of 2012.

(in millions) (Unaudited)	Six Months ended December 31, 2011
	As Reported[1]	As Restated
Net Income	$254	$252
Adjustments to reconcile net income to net cash from operating activities:
Other	45	37
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	12	8
Inventories	(115)	(113)
Other current assets	(37)	(34)
Accrued liabilities	(7)	(2)
Accrued taxes	148	152

Net cash from operating activities	$33	$33

[1]	Amounts as reported in the company’s financial statements in its Quarterly Report on Form 10-Q for the period ended December 31, 2011

2. Net Income (Loss) Per Share

The computation of earnings (loss) per share (EPS) only includes results attributable to Hillshire Brands and does not include earnings related to non-controlling interests. Net income per share – basic is computed by dividing net income attributable to Hillshire Brands by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards to be issued under stock-based compensation awards were converted into common stock. For the quarter and six months ended December 29, 2012, options to purchase 3.2 million shares of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and six months ended December 31, 2011, options to purchase 1.6 million of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods.

The average shares outstanding increased in the second quarter and first six months of 2013 as compared to the second quarter and first six months of 2012 as a result of the impact of stock issuances related to the exercise of stock options and the accelerated vesting of restricted stock units (RSUs).

As of December 29, 2012, the company was authorized to repurchase approximately $1.2 billion of common stock under one of its existing share repurchase programs, plus 2.7 million shares of common stock that remain authorized for repurchase under the company’s other share repurchase program.

The following is a reconciliation of net income to net income per share – basic and diluted – for the second quarter and first six months of 2013 and 2012 (per share amounts are rounded and may not add to total):

Computation of Net Income per Common Share

(In millions, except per share data)

	Quarter Ended		Six Months Ended
	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Amounts attributable to Hillshire Brands
Income from continuing operations	$58	$10	$107	$15
Income from discontinued operations, net of tax	7	459	11	234

Net income	$65	$469	$118	$249

Average shares outstanding – Basic	123	118	122	118
Dilutive effect of stock option and award plans	—	1	1	1

Diluted shares outstanding	123	119	123	119

Earnings per common share—Basic
Income from continuing operations	$0.47	$0.09	$0.88	$0.13
Income from discontinued operations	0.06	3.87	0.09	1.98

Net income	$0.53	$3.96	$0.97	$2.11

Earnings per common share – Diluted
Income from continuing operations	$0.47	$0.09	$0.87	$0.13
Income from discontinued operations	0.06	3.85	0.09	1.97

Net income	$0.53	$3.94	$0.96	$2.10

3. Segment Information

The following is a general description of the company’s two business segments:

•	Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America.

•

Foodservice/Other – sells a variety of meat and bakery products to foodservice customers in North America. It also includes results for the commodity pork and turkey businesses as well as the company’s Senseo coffee business in the United States which was exited in March 2012 and the results for the company’s live hog business that was exited in September 2011.

The following is a summary of net sales and operating income by business segment:

	Net Sales
(In millions)	Second Quarter 2013	Second Quarter 2012	Six Months 2013	Six Months 2012
Retail	$777	$761	$1,496	$1,459
Foodservice/Other	283	294	538	587

Total business segments	1,060	1,055	2,034	2,046
Intersegment sales	—	(2)	—	(6)

Net sales	$1,060	$1,053	$2,034	$2,040

	Income Before Income Taxes
(In millions)	Second Quarter 2013	Second Quarter 2012	Six Months 2013	Six Months 2012
Retail	$112	$85	$198	$129
Foodservice/Other	28	29	53	54

Total operating segment income	140	114	251	183
General corporate expenses	(36)	(93)	(67)	(133)
Mark-to-market derivative gains/(losses)	(4)	3	1	(1)
Amortization of intangibles	(1)	(1)	(2)	(2)

Operating income	99	23	183	47
Net interest expense	(10)	(21)	(19)	(43)

Income before income taxes	$89	$2	$164	$4

4. Impairment and Other Charges

The company recognized impairment charges of $4 million ($3 million after tax) in the second quarter of 2012 and $14 million ($9 million after tax) in the first six months of 2012, all of which related to the writedown of capitalized computer software that was determined to no longer have any future use by the company. These charges were recognized as part of general corporate expenses. The significant impairments are reported on the “Impairment Charges” line of the Consolidated Statement of Income. The related tax benefit is determined using the statutory tax rates for the tax jurisdiction in which the impairment occurred.

5. Discontinued Operations

The results of the fresh bakery, refrigerated dough and foodservice beverage operations in North America and the international coffee and tea, household and body care, European bakery and Australian bakery businesses are classified as discontinued operations and are presented as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities for these businesses met the accounting criteria to be classified as held for sale and have been aggregated and reported on a separate line of the Condensed Consolidated Balance Sheet prior to disposition. The assets and liabilities associated with the Australia Bakery business are being classified as held for sale beginning with the balance sheet at December 29, 2012.

On December 19, 2012, the company signed an agreement to sell its Australian bakery business to McCain Foods Limited. The results of this business were previously reported as the Australian Bakery business segment. Also included in the transaction are the license rights to certain intellectual property used by the Australia bakery business in the Asia-Pacific region. The total consideration expected to be received by the company in connection with the transaction is AUD $82 million (approximately $85 million U.S. dollars) subject to adjustment. The transaction is expected to close in the third quarter of 2013 and is subject to customary closing conditions and regulatory clearance.

The disposition of each of the businesses noted above, with the exception of the Australian bakery business, was completed prior to the end of fiscal 2012, and, as such, there are no operating results related to these discontinued operations in 2013. The income reported by the North American foodservice beverage operation in 2013 relates to the finalization of certain restructuring and other accruals. See Note 5, Discontinued Operations in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for additional information regarding these discontinued operations.

The following is a summary of the operating results of the company’s discontinued operations for the second quarter and first six months of 2013 and 2012:

	Second Quarter 2013			First Six Months of 2013
(in millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
Australian Bakery	$34	$2	$6	$71	$5	$8
North American Foodservice Beverage	—	2	1	—	2	1

Total	$34	$4	$7	$71	$7	$9

	Second Quarter 2012			First Six Months 2012
As Restated (in millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
North American Fresh Bakery	$195	$8	$74	$724	$29	$144
North American Refrigerated Dough	—	—	—	74	13	9
North American Foodservice Beverage	165	(5)	(6)	302	(5)	(3)
International Coffee and Tea	994	86	90	1,922	169	42
European Bakery	115	(11)	(4)	263	(385)	(360)
Australian Bakery	35	3	(63)	73	5	(57)
International Household and Body Care	40	3	1	109	8	2

Total	$1,544	$84	$92	$3,467	$(166)	$(223)

In the first six months of 2012, the results of the European bakery operations include a $379 million pretax impairment charge. The results of the discontinued operations also include a $189 million tax benefit related to tax basis differences associated with the North American Fresh Bakery and European Bakery assets. It also includes $127 million of tax expense associated with the international coffee and tea business, which includes $84 million of discrete tax items. The discrete tax items relate to the following: $73 million of tax expense to establish a valuation allowance on net operating losses in France and $79 million of tax expense to establish a deferred tax liability related to earnings that are no longer permanently reinvested in Spain offset by a tax benefit of $68 million primarily related to a decrease in the amount of unrecognized tax positions in Spain. The tax rate was also impacted by the expected repatriation of a portion of fiscal 2012 earnings. For the second quarter and six months ended December 31, 2011, net income for the Australian bakery business includes tax expense of approximately $65 million and $60 million, respectively, related to the application of intraperiod tax allocation rules that require the Australian bakery business to absorb the impact of any change in the amount of taxes allocated to continuing operations before the discontinuance of the Australian bakery business and the taxes allocated to continuing operations after the discontinuance of the Australian bakery business.

The following is a summary of the gain on sale of the company’s discontinued operations for the second quarter and first six months of 2013 and 2012:

	Second Quarter 2013			First Six Months 2013
(In millions)	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain
North American Fresh Bakery	$—	$—	$—	$1	$—	$1
North American Foodsrv. Beverage	—	—	—	2	(1)	1

Total	$—	$—	$—	$3	$(1)	$2

The gain on sale of discontinued operations reported in fiscal 2013 represents the impact of a final purchase price adjustment related to the North American fresh bakery disposition and gains related to the disposition of two manufacturing facilities related to the North American foodservice beverage operations.

	Second Quarter 2012			First Six Months 2012
(In millions) as restated	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain
North American Fresh Bakery	$105	$(37)	$68	$105	$(37)	$68
North American Foodsrv. Beverage	222	(77)	145	222	(77)	145
North American Refrigerated Dough	—	—	—	198	(158)	40
European Bakery	15	(5)	10	15	(5)	10
Non-European insecticides	192	(43)	149	252	(55)	197
Other Household and Body Care	2	(6)	(4)	6	(6)	—

Total	$536	$(168)	$368	$798	$(338)	$460

In 2012, the $158 million tax expense recognized on the sale of the North American refrigerated dough business was impacted by $254 million of goodwill that had no tax basis.

The following is a summary of the assets and liabilities held for sale as of December 29, 2012 and June 30, 2012:

(in millions)	Dec. 29, 2012	June 30, 2012
Cash and equivalents	$6	$—
Trade accounts receivable	14	—
Inventories	15	—
Other current assets	4	—

Total current assets held for sale	39	—

Property	28	5

Assets held for sale	$67	$5

Accounts payable	$13	$—
Accrued expenses and other current liabilities	14	—

Total current liabilities held for sale	27	—

Other liabilities	1	—

Liabilities held for sale	$28	$—

The cash flows related to the discontinued operations are summarized in the table below:

	Six Months ended	Six Months ended
(In millions) – Increase / (Decrease)	Dec. 29, 2012	Dec. 31, 2011
Cash flow from (used in) operating activities	$13	$(97)
Cash flow from (used in) investing activities	6	1,329
Cash flow from (used in) financing activities	(13)	(371)
Effect of changes in foreign exchange rates on cash	—	(243)

Increase in net cash of discontinued operations	6	618
Cash and cash equivalents at beginning of year	—	1,992

Cash and cash equivalents at end of period	$6	$2,610

The cash used in financing activities primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations assumed that the cash of those businesses has been retained as a corporate asset, with the exception of the international coffee and tea business, which retained its cash and equivalents after the spin-off of this business.

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

The nature of the costs incurred under these plans includes the following:

1) Exit Activities, Asset and Business Disposition Actions – These amounts primarily relate to:

•	Employee termination costs

•	Lease exit and other contract termination costs

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations

2) Costs recognized in Cost of sales and Selling, general and administrative expenses primarily relate to:

•	Expenses associated with the installation of information systems

•	Consulting costs

•	Costs associated with the renegotiation of contracts for services with outside third-party vendors as part of the spin-off of the international coffee and tea operations

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

The following is a summary of the (income) expense associated with ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended		Six Months ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Selling, general and administrative expenses	$6	$15	$15	$33
Exit activities, asset and business dispositions	9	45	6	66

Decrease in income from continuing operations before income taxes	15	60	21	99
Income tax benefit	(5)	(20)	(7)	(31)

Decrease in income from continuing operations	$10	$40	$14	$68

Impact on diluted EPS	$0.08	$0.34	$0.11	$0.57

The impact of these actions on the company’s business segments and general corporate expense is summarized as follows:

	Quarter ended		Six Months ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Retail	$—	$—	$(3)	$8
Foodservice/Other	—	1	(2)	2

Decrease in operating segment income	—	1	(5)	10
Increase in general corporate expenses	15	59	26	89

Total	$15	$60	$21	$99

The following table summarizes the activity for the first six months of 2013 related to exit, disposal and restructuring related actions and the status of the related accruals as of December 29, 2012. The accrued amounts remaining represent the estimated cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months. Approximately $65 million to $75 million of charges, which includes accelerated depreciation, are expected to be recognized in 2013 related to these restructuring actions and other actions associated with cost reduction efforts related to the spin-off.

(In millions)	Employee termination and other benefits	IT and other costs	Non-cancellable leases/ Contractual obligations	Asset and business disposition actions	Total
Accrued costs as of June 30, 2012	$42	$16	$21	$—	$79
Exit, disposal and other costs (income) recognized during 2013	1	14	13	(5)	23
Cash payments	(15)	(17)	(15)	—	(47)
Noncash charges	—	(8)	12	—	4
Charges (income) in discontinued operations	1	—	—	—	1
Change in estimate	(2)	—	—	—	(2)
Asset and business disposition action	—	—	—	5	5

Accrued costs as of December 29, 2012	$27	$5	$31	$—	$63

The 2013 exit, disposal and restructuring related actions are summarized below:

•	Recognized costs associated with renegotiating global IT contracts and the installation of IT systems

•	Recognized third party costs associated with the spin-off of the international coffee and tea operations

•	Recognized lease exit costs

•	Disposed of certain manufacturing facilities related to the Retail and Foodservice/Other segments and recognized a pretax gain of $5 million

In 2012, the company recognized a charge to implement a plan to terminate approximately 520 employees, related to the retail, foodservice and corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 520 targeted employees, approximately 420 have been terminated to date. The remaining employees are expected to be terminated within the next 12 months.

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

Types of Derivative Instruments—

Interest Rate and Cross Currency Swaps

The company has utilized interest rate swap derivatives to manage interest rate risk, in order to maintain a targeted amount of both fixed-rate and floating-rate long-term debt and notes payable. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The company has a fixed interest rate on virtually all of its long-term debt, and as of December 29, 2012 the company is not a party to any interest rate swap agreements.

Prior to the spin-off of its international coffee and tea business in June 2012, the company issued certain foreign-denominated debt instruments and utilized cross currency swaps to reduce the variability of functional currency cash flows related to foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. In the fourth quarter of 2012, the company entered into an offsetting cross currency swap to neutralize €229 million due under the company’s one remaining cross currency swap that matures in June 2013. The net cash due upon settlement of both derivative instruments is approximately $40 million.

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

Non-Derivative Instruments

Prior to the spin-off of its international coffee and tea business, the company used non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they were declared as Net Investment Hedges.

The notional values of the various derivative instruments used by the company are summarized in the following table:

Notional Values (In millions)	Dec. 29, 2012	June 30, 2012	Hedge Coverage (Number of months)
Commodity Contracts:
Commodity Future Contracts:(1)
Grains/Oilseed	$55	$56	0.1 – 4.0
Energy	26	27	0.1 – 11.0
Other commodities	22	25	0.1 – 5.0
Commodity Options Contracts:(2)
Grains/Oilseed	1	—	0.1

[1]	Commodity futures contracts are determined by the initial cost of the contract
[2]	Option contract notional values are determined by the ratio of the change in option value to the change in underlying hedged item

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

Contingent Features/Concentration of Credit Risk

All of the company’s derivative instruments are governed by International Swaps and Derivatives Association (i.e., ISDA) master agreements, requiring the company to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the company’s credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position was $40 million on December 29, 2012 and $40 million on June 30, 2012, for which the company has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on December 29, 2012 and June 30, 2012, the company would be required to post collateral of, at most, $40 million with its counterparties.

A large number of major international financial institutions are counterparties to the company’s financial instruments. The company enters into financial instrument agreements only with counterparties meeting very stringent credit standards (a credit rating of A-/A3 or better), limiting the amount of agreements or contracts it enters into with any one party and, where legally available, executing master netting agreements. The company regularly monitors these positions. While the company may be exposed to credit losses in the event of nonperformance by individual counterparties of the entire group of counterparties, the company has not recognized any losses with these counterparties in the past and does not anticipate material losses in the future.

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

	Dec. 29, 2012		June 30, 2012
(In Millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current portion	$992	$946	$1,004	$944

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at December 29, 2012 and June 30, 2012 is as follows:

	Assets		Liabilities
	Other Current Assets		Accrued Liabilities-Other
(In millions)	Dec. 29, 2012	June 30, 2012	Dec. 29, 2012	June 30, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts (a)	$—	$—	$40	$40
Derivatives not designated as hedging instruments:
Foreign exchange contracts (a)	—	1	—	—

Total derivatives	$—	$1	$40	$40

(a)	Categorized as level 2: Fair value of level 2 assets and liabilities as of Dec. 29, 2012 are nil and $40 million and at June 30, 2012 are $1 million and $40 million, respectively.

Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the quarters and six months ended December 29, 2012 and December 31, 2011 follows:

	Interest Rate Contracts Quarter ended		Foreign Exchange Contracts Quarter ended		Commodity Contracts Quarter ended		Total Quarter ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Cash Flow Derivatives:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$—	$—	$1	$(4)	$3	$(4)	$4
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	—	11	6	1	6	12
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	—	—	—	1	—	1
Amount of gain (loss) expected to be reclassified into earnings during the next twelve months	—	—	—	(2)	5	1	5	(1)

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	—	252	—	—	—	252
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	—	(198)	—	—	—	(198)

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	—	—	—	—	—	—	—	—
Amount of hedged item gain (loss) recognized in earnings (e)	—	3	—	—	—	—	—	3
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	—	—	(1)	—	(1)	—
Amount of gain (loss) recognized in SG&A	—	—	—	(6)	(1)	2	(1)	(4)

(a)	Effective portion
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

(f)	The gain (loss) recognized from OCI into earnings is reported in gain on sale of discontinued operations.

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Six Months ended		Six Months ended		Six Months ended		Six Months ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Cash Flow Derivatives:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$—	$—	$197	$8	$2	$8	$199
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	—	204	11	4	11	208
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	—	(2)	—	2	—	—
Amount of gain (loss) expected to be reclassified into earnings during the next twelve months	—	—	—	(3)	(6)	(3)	(6)	(6)

Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	—	427	—	—	—	427
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	—	(207)	—	—	—	(207)

Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	—	1	—	—	—	—	—	1
Amount of hedged item gain (loss) recognized in earnings (e)	—	3	—	—	—	—	—	3
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	—	—	3	(1)	3	(1)
Amount of gain (loss) recognized in SG&A	—	—	(1)	(18)	—	1	(1)	(17)

(a)	Effective portion
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

8. Pension and Other Postretirement Benefit Plans

The components of the net periodic benefit cost (benefit) for the pension and postretirement benefit plans for the second quarter and first six months of 2013 and 2012 are as follows:

	Pension Plans
(In millions)	Second Quarter 2013	Second Quarter 2012	First Six Months 2013	First Six Months 2012
Service cost	$3	$2	$6	$4
Interest cost	18	18	35	37
Expected return on plan assets	(23)	(21)	(46)	(41)
Amortization of:
Net actuarial loss	1	1	2	2
Settlement loss	1	—	1	—

Net periodic benefit cost (benefit)	$—	$—	$(2)	$2

	Postretirement Benefit Plans
(In millions)	Second Quarter 2013	Second Quarter 2012	First Six Months 2013	First Six Months 2012
Service cost	$1	$—	$1	$1
Interest cost	1	1	2	2
Amortization of:
Prior service cost (benefit)	(2)	(2)	(4)	(4)

Net periodic benefit cost (benefit)	$—	$(1)	$(1)	$(1)

The net periodic benefit costs of the defined benefit pension plans were lower in the first six months of 2013 than in 2012 due to the increase in the expected return on plan assets, which results from the higher level of plan assets as of the beginning of this fiscal year due to improved asset returns during 2012.

During the quarter ended December 29, 2012, the company recognized a $1 million loss associated with the settlement of a defined benefit plan in Canada that was related to an entity that had previously been sold. The loss resulted from the recognition of the unamortized actuarial loss associated with this plan. The company also recognized a $2 million loss related to the payout of a portion of the surplus assets of this plan, which was in an overfunded position.

The company contributed $3 million to its defined benefit pension plans related to continuing operations during the first six months of 2013 and 2012. At the present time, the company expects to contribute approximately $4—$5 million of cash to its defined benefit pension plans in 2013. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates. As a result, the actual funding in 2013 may differ from the current estimate.

9. Income Taxes

The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Second Quarter		Six Months
(In millions)	2013	2012	2013	2012
Continuing operations
Income before income taxes	$89	$2	$164	$4
Income tax expense (benefit)	31	(8)	57	(11)
Effective tax rate	34.4%	(420.1)%	34.8%	(277.4)%

Second quarter and first six months of 2013

In the second quarter of 2013, the company recognized tax expense of $31 million on pretax income from continuing operations of $89 million, or an effective tax rate of 34.4%.

In the first six months of 2013, the company recognized tax expense of $57 million on pretax income from continuing operations of $164 million, or an effective tax rate of 34.8%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.9% estimated annual effective tax rate to pretax earnings and recognizing various discrete tax items, none of which were material individually or in the aggregate.

Second quarter and first six months of 2012

In the second quarter of 2012, the company recognized a tax benefit of $8 million on pretax income from continuing operations of $2 million, or a negative effective tax rate of (420.1)%.

In the first six months of 2012, the company recognized a tax benefit of $11 million on pretax income from continuing operations of $4 million, or a negative effective tax rate of (277.4)%. The tax benefit and related effective tax rate on continuing operations was determined by applying a negative 264.6% estimated annual effective tax rate to pretax earnings and recognizing various discrete tax items, none of which were material individually or in the aggregate. The negative 264.6% estimated annual effective tax rate was derived by considering the full year impact of estimated pretax charges for restructuring and other actions, a portion of which are non-deductible for tax purposes.

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

The year-to-date net liability for unrecognized tax benefits declined from $74 million at June 30, 2012 to $73 million at December 29, 2012 as a result of the expiration of statutes of limitations in various state jurisdictions. At this time, the company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by $5—$30 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of tax audits currently in process and the expiration of statutes of limitations.

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

Multi-Employer Pension Plans – The company participates in a multi-employer pension plan that provides retirement benefits to certain employees covered by collective bargaining agreements (MEPP). Participating employers in a MEPP are jointly responsible for any plan underfunding. MEPP contributions are established by the applicable collective bargaining agreements, however, the MEPPs may impose increased contribution rates and surcharges based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. Factors that could impact funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

In addition to regular contributions, the company could be obligated to pay additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These withdrawal liabilities, which would be triggered if the company ceases to make contributions to a MEPP with respect to one or more collective bargaining units, would equal the company’s proportionate share of the unfunded vested benefits based on the year in which the liability is triggered. Management believes that the MEPP in which it currently participates has significant unfunded vested benefit. Withdrawal liability triggers could include the company’s decision to close a plant or the dissolution of a collective bargaining unit. Due to uncertainty regarding future withdrawal liability triggers, management is unable to determine the amount and timing of the company’s future withdrawal liability, if any, or whether the company’s participation in this MEPP could have any material adverse impact on its financial condition, results of operations or liquidity. Disagreements over potential withdrawal liability may lead to legal disputes.

The company’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $2 million in 2012 and $3 million in 2011. For continuing operations, the company incurred withdrawal liabilities of an immaterial amount in 2012 and 2011.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion and analysis of the results of operations for the second quarter and first six months of 2013 compared with the second quarter and first six months of 2012 and a discussion of the changes in financial condition and liquidity during the first six months of 2013. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – Second Quarter and First Six Months of 2013

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Non-GAAP Financial Measures Definitions

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information

Business Overview

Our Business

Hillshire Brands is a manufacturer and marketer of high-quality, brand name food products. Virtually all of its sales are in the United States, where it is one of the leaders in meat-centric food solutions for the retail and foodservice markets. In the retail channel, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sausages, dinner sausages and lunchmeats as well as a variety of frozen baked products and specialty items including cakes and cheesecakes. These products are sold primarily to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat and bakery products to foodservice customers.

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

Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations. The results of the fresh bakery, refrigerated dough and foodservice beverage businesses in North America, and the international coffee and tea, household and body care businesses and the European and Australian bakery businesses are being reported as discontinued operations. See Note 5 – “Discontinued Operations” for additional information.

Financial Statement Restatements

On August 1, 2012, D.E Master Blenders 1753 N.V. (DEMB) announced that it had discovered accounting irregularities involving previously issued financial results for its Brazilian operations, which would require the restatement of their previously issued financial statements for the periods from fiscal 2009 to 2012. The financial results of the Brazilian operations are reported as part of discontinued operations in the Hillshire Brands financial statements as a result of the spin-off of the international coffee and tea operations. As such, Hillshire Brands has restated the historical financial results of its discontinued operations to reflect the correction of the accounting irregularities in the Brazilian operations.

In addition, the company corrected several errors related to its continuing and discontinued operations and restated its financial statements for 2010 and 2011 and the unaudited financial data for the first three quarters of 2012 for these items. These errors had been previously identified and corrected in fiscal years subsequent to their origination. The company originally recorded the error corrections in the periods in which they were discovered. Management continues to believe that these errors did not materially misstate the financial results of the periods in which the errors originated or the periods in which the errors were corrected but management has decided to record these adjustments in the periods in which they originated. See Note 1 – Basis of Presentation for additional information regarding these restatements.

Summary of Results

The business highlights include the following:

•

Reported operating income for the second quarter of 2013 was $99 million, which was $76 million higher than the prior year due to: improved operating results for the Retail segment due to the impact of higher volumes and lower commodity costs; a $50 million net decrease in charges for restructuring actions and other significant items; and lower general corporate expenses partially offset by a $7 million year-over-year decrease related to the mark-to-market adjustment associated with unrealized commodity derivatives. Adjusted operating income increased $26 million, or 25.8%

•

Net sales for the second quarter of 2013 were $1.060 billion, $7 million, or 0.7%, higher than the prior year due in part to the growth in the Retail segment partially offset by declines in the Foodservice/Other segment due to the impact of businesses that have been exited. Adjusted net sales, which exclude the impact of businesses that have been disposed of or exited, rose $25 million, or 2.5%. The increase in adjusted net sales was driven by higher volumes which offset an unfavorable shift in sales mix.

•

Diluted earnings per share from continuing operations for the second quarter increased from $0.09 in 2012 to $0.47 in 2013 due to the increase in operating income partially offset by an increase in income taxes. Average shares outstanding increased from 119 million to 123 million on a year-over-year basis due to the impact of the exercise of stock options and the accelerated vesting of restricted stock units. Adjusted EPS, which excludes the impact of significant items, increased from $0.48 in 2012 to $0.62 in 2013.

•

Total cash flow from operating activities improved from $33 million in the first six months of 2012 to $129 million for the first six months of 2013. The most significant driver of the change was related to discontinued operations, which reported a use of cash of $97 million in 2012 and a source of cash of $13 million in 2013. The year-over-year change was due to the completion of business dispositions during 2012. The decline in cash from operating activities related to continuing operations was due to an increase in cash used to fund working capital needs which was partially offset by improved operating results and a decrease in cash interest payments.

Consolidated Results – Second Quarter of 2013 Compared with Second Quarter of 2012

The following table summarizes net sales and operating income for the second quarter of 2013 and 2012 and certain items that affected the comparability of these amounts:

	Quarter ended
Total Company Performance (In millions)	Dec. 29, 2012	Dec. 31, 2011 (As restated)	Change	Percent Change
Net sales	$1,060	$1,053	$7	0.7%

Less: Increase / (decrease) in net sales from:
Dispositions	—	18	(18)

Adjusted net sales	$1,060	$1,035	$25	2.5%

Operating income	$99	$23	$76	NM

Less: Increase / (decrease) in operating income from:
Restructuring actions	$(15)	$(60)	$45
Accelerated depreciation	(10)	(6)	(4)
Impairment charges	—	(4)	4
Other significant items	(3)	(11)	8
Dispositions	—	3	(3)

Adjusted operating income	$127	$101	$26	25.8%

Net Sales

Net sales increased by $7 million or 0.7%. Adjusted net sales increased by $25 million or 2.5% due to the favorable impact of a 2.9% increase in volumes partially offset by an unfavorable shift in sales mix and the impact of pricing actions.

The components of the percentage change in net sales as compared to the prior year are as follows:

Second Quarter 2013	Volumes	+	Mix	+	Price	+	Other	+	Divestitures	=	Net Sales Change
Net Sales Changes
Total Continuing Business	2.9%		(0.4)%		(0.3)%		0.3%		(1.8)%		0.7%

Operating Income

Operating income increased by $76 million. The year-over-year net impact of the changes in restructuring charges, accelerated depreciation and the other factors identified in the table of operating results increased operating income by $50 million. Adjusted operating income increased $26 million, or 25.8% due in part to lower commodity costs, higher volumes and a $11 million decrease in general corporate expenses, excluding significant items, partially offset by an increase in MAP investment and the unfavorable impact of a $7 million decrease in unrealized commodity mark-to-market derivative gains/losses versus the prior year. General corporate expenses declined primarily due to the impact of headcount reductions and other cost savings initiatives.

Gross Margin

Gross margin dollars in the second quarter of 2013 increased $34 million over the prior year due to lower commodity costs, higher volumes and savings from continuous improvement programs which were only partially offset by an unfavorable sales mix and a year-over-year decrease in mark-to-market gains related to unrealized commodity derivatives. The gross margin percent increased from 28.2% in the second quarter of 2012 to 31.3% in the second quarter of 2013 primarily due to the impact of lower commodity costs.

Selling, General and Administrative Expenses

	Quarter ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$42	$30	$12	39.4%
Other	154	153	1	1.1%

Total business segments	196	183	13	7.4%
General corporate expenses	26	44	(18)	(42.2)%
Mark-to-market derivative (gains) / losses	1	(2)	3	NM
Amortization of identifiable intangibles	1	1	—	0.0%

Total SG&A Expenses	$224	$226	$(2)	(0.7)%

Selling, general and administrative (SG&A) expenses decreased by $2 million, or 0.7%. Measured as a percent of sales, SG&A expenses were 21.1% in 2013, which was virtually unchanged from the 21.4% in 2012. SG&A expenses in the business segments increased by $13 million, or 7.4%, due to an increase in MAP investment. General corporate expenses were $18 million lower due primarily to a reduction in charges for restructuring actions and the favorable year-over-year impact of an $11 million litigation accrual that was recognized in the prior year and the favorable impact of headcount reductions and other cost savings initiatives. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives increased SG&A expenses by $3 million.

Exit Activities and Other Significant Items

The reported results for the second quarter of 2013 and 2012 reflect amounts recognized for actions associated with the company’s ongoing business improvement and cost reduction program and other exit and disposal actions. The amounts reported for exit activities, asset and business dispositions were $9 million in the second quarter of 2013 versus $45 million in the second quarter of 2012. As discussed in Note 6 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges in 2013 relate to lease exit costs while the charges in 2012 are primarily for contract termination costs.

Net Interest Expense

Net interest expense of $10 million in the second quarter of 2013 was $11 million lower than the second quarter of the prior year. The decline was due to the impact of the repayment of approximately $2 billion of debt during 2012 primarily using proceeds received from the completed business dispositions as well as the transfer of $650 million of debt to D.E MASTER BLENDERS 1753 N.V. as part of the spin-off of the international coffee and tea business.

Income Tax Expense

Note 9 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Second Quarter
(In millions)	2013	2012
Continuing operations
Income before income taxes	$89	$2
Income tax expense (benefit)	31	(8)
Effective tax rate	34.4%	(420.1)%

In the second quarter of 2013, the company recognized tax expense of $31 million on pretax income from continuing operations of $89 million, or an effective tax rate of 34.4%.

In the second quarter of 2012, the company recognized a tax benefit of $8 million on pretax income from continuing operations of $2 million, or an effective tax rate of negative 420.1%. The tax benefit and related effective tax rate on continuing operations was determined by applying a negative 264.6% estimated annual effective tax rate to the year to date pretax earnings and recognizing various discrete tax items, none of which were material individually or in the aggregate. The negative 264.6% estimated annual effective tax rate was derived by considering the full year impact of estimated pretax charges for restructuring and other actions, a portion of which are non-deductible for tax purposes.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the second quarter of 2013 was $58 million, an increase of $48 million over the comparable period of the prior year due to the improvement in operating segment results, and a decrease in restructuring and impairment charges and net interest expense partially offset by higher income taxes.

Diluted EPS from continuing operations increased from $0.09 in the second quarter of 2012 to $0.47 in the second quarter of 2013 due to the increase in operating income noted above. Adjusted EPS increased from $0.48 in 2012 to $0.62 in 2013. The diluted EPS in 2013 were negatively impacted by the higher average shares outstanding. The average shares outstanding increased from 119 million in 2012 to 123 million in 2013 due to the exercise of stock options and the accelerated vesting of RSUs as a result of the spin off of the international coffee and tea business.

Discontinued Operations

Income (loss) from discontinued operations – The income from discontinued operations for the second quarter was $85 million lower than the comparable period of the prior year. The year over year decline is due to the completion of the disposition of all of the discontinued operations, with the exception of the Australian bakery business, prior to the end of 2012. The income reported in 2013 primarily relates to the results of the Australian bakery operations, whereas the results in 2012 include several businesses that have been sold. See Note 5 – “Discontinued Operations.”

Gain on sale of discontinued operations – There were no business dispositions in the second quarter of 2013. In the second quarter of 2012, the company completed the disposition of its North American fresh bakery and foodservice beverage businesses as well as its non-European insecticides businesses, the Spanish bakery business and portion of the shoe care business. It recognized a pretax gain of $536 million and an after tax gain of $368 million. Further details regarding these transactions are included in Note 5, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

In the second quarter of 2013, the company reported net income of $65 million in 2013 versus $470 million in the comparable period of the prior year. The change in net income was primarily driven by the results for discontinued operations, which declined by $453 million. As noted above, prior year included a $368 million gain on the sale of businesses. The decline in results for discontinued operations was partially offset by the $48 million increase income from continuing operations. The net income attributable to Hillshire Brands was $65 million in the second quarter of 2013 compared to $469 million in the second quarter of 2012.

Diluted EPS was $0.53 in the second quarter of 2013 as compared to $3.94 per share in the second quarter of 2012. Diluted EPS were impacted by higher average shares outstanding during the second quarter of 2013, which resulted from the exercise of stock options and the accelerated vesting of RSUs.

Consolidated Results – First Six Months of 2013 Compared with First Six Months of 2012

The following table summarizes net sales and operating income for the first six months of 2013 and 2012 and certain items that affected the comparability of these amounts:

	Six Months ended
Total Company Performance (In millions)	Dec. 29, 2012	Dec. 31, 2011	Change	Percent Change
Net sales	$2,034	$2,040	$(6)	(0.3)%

Less: Increase / (decrease) in net sales from:
Dispositions	—	52	(52)

Adjusted net sales	$2,034	$1,988	$46	2.3%

Operating income	$183	$47	$136	NM

Less: Increase / (decrease) in operating income from:
Restructuring actions	$(26)	$(99)	$73
Income from asset dispositions	5	—	5
Accelerated depreciation	(21)	(12)	(9)
Impairment charges	—	(14)	14
Other significant items	(3)	7	(10)
Dispositions	—	7	(7)

Adjusted operating income	$228	$158	$70	44.2%

Net Sales

Net sales decreased by $6 million or 0.3%. Adjusted net sales increased by $46 million or 2.3% due to the favorable impact of a 3.1% increase in volumes partially offset by pricing actions and an unfavorable shift in sales mix.

The components of the percentage change in net sales as compared to the prior year are as follows:

First Six Months 2013	Volumes	+	Mix	+	Price	+	Other	+	Divestitures	=	Net Sales Change
Net Sales Changes
Total Continuing Business	3.1%		(0.4)%		(0.6)%		0.2%		(2.6)%		(0.3)%

Operating Income

Operating income increased by $136 million. The year-over-year net impact of the changes in restructuring charges, accelerated depreciation and the other factors identified in the table of operating results increased operating income by $66 million. Adjusted operating income increased $70 million, or 44.2%. The increase in adjusted operating income was due in part to an increase in operating segment income driven by lower commodity costs and higher volumes and a decrease in general corporate expenses. General corporate expenses declined primarily due to the impact of headcount reductions and other cost savings initiatives.

Gross Margin

Gross margin dollars in the first six months of 2012 increased $55 million over the prior year due to lower commodity costs, higher volumes and savings from continuous improvement programs which were only partially offset by an unfavorable sales mix. The gross margin percent increased from 28.0% in the first six months of 2012 to 30.8% in the first six months of 2013 primarily due to the impact of lower commodity costs.

Selling, General and Administrative Expenses

	Six Months ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$88	$77	$11	13.4%
Other	292	303	(11)	(3.3)%

Total business segments	380	380	—	0.1%
General corporate expenses	54	62	(8)	(14.2)%
Mark-to-market derivative (gains) / losses	1	—	1	NM
Amortization of identifiable intangibles	2	2	—	(16.4)%

Total SG&A Expenses	$437	$444	$(7)	(1.8)%

Selling, general and administrative (SG&A) expenses decreased by $7 million, or 1.8%. Measured as a percent of sales, SG&A expenses decreased from 21.8% in 2012 to 21.5% in 2013. SG&A expenses in the business segments were unchanged as higher MAP investment was offset by a decrease in other selling and administrative costs. General corporate expenses were $8 million lower in 2013 due in part to a decline in net charges for restructuring actions and charges related to a litigation accrual which were only partially offset by the unfavorable year-over-year impact of a $15 million gain recognized in the prior year associated with the settlement of a tax dispute with Hanesbrands Inc. Excluding significant items, general corporate expenses declined $17 million primarily due to the favorable impact of headcount reductions and other cost savings initiatives. The mark-to-market derivative gains/losses related to unrealized commodity derivatives and the year-over-year change were not significant in the six month period of either year.

Exit Activities and Other Significant Items

The reported results for the first six months of 2013 and 2012 reflect amounts recognized for actions associated with the company’s ongoing business improvement and cost reduction program and other exit and disposal actions. The amounts reported for exit activities, asset and business dispositions were charges of $6 million in the first six months of 2013 versus charges of $66 million in the first six months of 2012. As discussed in Note 6 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges in 2013 relate to lease termination costs net of gains related to the disposition of manufacturing facilities that had been held for sale while the charges in 2012 are primarily for employee severance costs associated with headcount reductions and contract termination costs.

Net Interest Expense

Net interest expense of $19 million in the first six months of 2013 was $24 million lower than the first six months of the prior year due to the repayment of approximately $2 billion of debt during 2012 primarily using proceeds received from the completed business dispositions as well as the transfer of $650 million of debt to D.E MASTER BLENDERS 1753 N.V. as part of the spin-off of the international coffee and tea business.

Income Tax Expense

Note 9 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Six Months
(In millions)	2013	2012
Continuing operations
Income before income taxes	$164	$4
Income tax expense (benefit)	57	(11)
Effective tax rate	34.8%	(277.4)%

In the first six months of 2013, the company recognized tax expense of $57 million on pretax income from continuing operations of $164 million, or an effective tax rate of 34.8%. The tax expense and related effective tax rate on continuing operations were determined by applying a 34.9% estimated annual effective tax rate to pretax earnings and recognizing various discrete tax items, none of which were material individually or in the aggregate.

In the first six months of 2012, the company recognized a tax benefit of $11 million on pretax income from continuing operations of $4 million, or an effective tax rate of negative 277.4%. The tax benefit and related effective tax rate on continuing operations was determined by applying a negative 264.6% estimated annual effective tax rate to pretax earnings and recognizing various discrete tax items, none of which were material individually or in the aggregate. The negative 264.6% estimated annual effective tax rate was derived by considering the full year impact of estimated pretax charges for restructuring and other actions, a portion of which are non-deductible for tax purposes.

Income from Continuing Operations and Diluted Earnings per Share (EPS)

Income from continuing operations in the first six months of 2013 was $107 million as compared to $15 million in the prior year. The $92 million increase in earnings was due to the improvement in operating segment results, and a decrease in restructuring and impairment charges and net interest expense partially offset by higher income taxes.

Diluted EPS from continuing operations increased from $0.13 in the first six months of 2012 to $0.87 in the first six months of 2013 due to the increase in operating income noted above. Adjusted EPS increased from $0.74 in 2012 to $1.10 in 2013. The diluted EPS in 2013 were negatively impacted by the higher average shares outstanding. The average shares outstanding increased from 119 million in 2012 to 123 million in 2013 due to the exercise of stock options and the accelerated vesting of RSUs.

Discontinued Operations

Income (loss) from discontinued operations – Discontinued operations reported income of $9 million in 2013 versus a loss of $223 million in 2012. The year-over-year change was due to the completion of the disposition of most of the businesses that were part of discontinued operations prior to the end of 2012. The results in 2013 relate primarily to the Australian bakery operations. In the first six months of 2012, the loss was primarily related to the results of the European bakery operations which includes a $379 million pretax impairment charge. The results of the discontinued operations in 2012 also include a $189 million tax benefit related to tax basis differences associated with the North American Fresh Bakery and European Bakery assets. It also includes $127 million of tax expense associated with the international coffee and tea business, which includes $84 million of discrete tax items.

Gain on sale of discontinued operations – In the first six months of 2013, the company recognized a $2 million gain, which related to a final purchase price adjustment associated with the North American fresh bakery operation and a gain on the sale of manufacturing facilities related to the North American foodservice beverage operations. In the first six months of 2012, the company completed the disposition of its North American fresh bakery, foodservice beverage and refrigerated dough businesses in North America as well as its European Spanish bakery business, its non-European insecticides businesses and a portion of the shoe care business. It recognized a total pretax gain of $798 million and an after tax gain of $460 million. The tax provision on the refrigerated dough disposition was negatively impacted by a book/tax basis difference related to $254 million of goodwill that is not deductible. Further details regarding these transactions are included in Note 5, “Discontinued Operations.”

Net Income and Diluted Earnings per Share (EPS)

For the first six months of 2013, the company reported net income of $118 million versus net income of $252 million for the comparable period of the prior year. The decrease in net income was driven by the results for discontinued operations, which included a loss from discontinued operations of $223 million and a $460 million gain on sale of business in 2012. As noted above, the loss in 2012 was primarily due to an impairment charge related to the European bakery operations. Partially offsetting the decline related to discontinued operations was a $92 million increase in income related to continuing operations. The results for continuing operations improved due to an increase in operating segment income as well as a reduction in charges for exit activities and impairment charges and interest expense. The net income attributable to Hillshire Brands was $118 million in the first six months of 2013 compared to $249 million in the first six months of 2012.

Diluted EPS was $0.96 in the first six months of 2013 as compared to $2.10 per share in the first six months of 2012. Diluted EPS were impacted by higher average shares outstanding during the first six months of 2013, which resulted from the exercise of stock options and the accelerated vesting of RSUs.

Operating Results by Business Segment

Net sales and income before income taxes by business segment for 2013 and 2012 are as follows:

	Net Sales
	Quarter ended		Six Months ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Retail	$777	$761	$1,496	$1,459
Foodservice/Other	283	294	538	587

Total business segments	1,060	1,055	2,034	2,046
Intersegment sales	—	(2)	—	(6)

Total net sales	$1,060	$1,053	$2,034	$2,040

	Income from Continuing Operations before Income Taxes
	Quarter ended		Six Months ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Retail	$112	$85	$198	$129
Foodservice/Other	28	29	53	54

Total operating segment income	140	114	251	183

General corporate expense	(36)	(93)	(67)	(133)
Mark-to-market derivative gains/(losses)	(4)	3	1	(1)
Amortization of intangibles	(1)	(1)	(2)	(2)

Total operating income	99	23	183	47
Net interest expense	(10)	(21)	(19)	(43)

Income from continuing operations before income taxes	$89	$2	$164	$4

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total company:

Second Quarter 2013	Volumes	+	Mix	+	Price	+	Other	+	Divestitures	=	Net Sales Change
Net Sales Changes
Retail	1.1%		0.7%		0.0%		0.4%		0.0%		2.2%
Foodservice/Other	6.6%		(2.9)%		(1.0)%		0.1%		(6.5)%		(3.7)%

Total Continuing Business	2.9%		(0.4)%		(0.3)%		0.3%		(1.8)%		0.7%

First Six Months 2013	Volumes	+	Mix	+	Price	+	Other	+	Divestitures	=	Net Sales Change
Net Sales Changes
Retail	1.7%		1.0%		(0.4)%		0.3%		0.0%		2.6%
Foodservice/Other	6.0%		(4.0)%		(1.1)%		(0.2)%		(9.0)%		(8.3)%

Total Continuing Business	3.1%		(0.4)%		(0.6)%		0.2%		(2.6)%		(0.3)%

The following tables summarize the net sales and operating segment income for each of the business segments for 2013 and 2012 and certain items that affected the comparability of these amounts:

Retail

	Quarter ended				Six Months ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011	Change	Percent Change	Dec. 29, 2012	Dec. 31, 2011	Change	Percent Change
Net Sales	$777	$761	$16	2.2%	$1,496	$1,459	$37	2.6%

Adjusted Net Sales	$777	$761	$16	2.2%	$1,496	$1,459	$37	2.6%

Operating segment income	$112	$85	$27	31.5%	$198	$129	$69	53.6%

Less: Increase/(decrease) in operating segment income from
Restructuring actions	$—	—	$—		$—	$(8)	$8
Income from asset dispositions	—	—	—		3	—	3
Accelerated depreciation	—	(6)	6		(1)	(12)	11

Adjusted operating segment income	$112	$91	$21	23.2%	$196	$149	$47	31.8%

Gross margin %	34.0%	28.9%		5.1%	32.9%	28.9%		4.0%

Second Quarter –

Net sales and adjusted net sales increased by $16 million, or 2.2%, as a result of increased volumes and an improved sales mix. Unit volumes increased 1.1% due to higher volumes for Jimmy Dean breakfast sandwiches, Hillshire Farm lunchmeat and semi-dry sausages and Aidells specialty sausages partially offset by volume declines in frozen sweet goods, Sara Lee deli meats and Hillshire smoked sausages. Pricing actions, net of trade promotions, were unchanged versus the prior year.

Operating segment income increased by $27 million, or 31.5%, while adjusted operating segment income increased by $21 million, or 23.2%. The increase in adjusted operating segment income was due to the impact of lower commodity costs and higher volumes partially offset by higher MAP investment.

First Six Months –

Net sales and adjusted net sales increased by $37 million, or 2.6%, as a result of increased volumes and an improved sales mix partially offset by pricing actions. Unit volumes increased 1.7% due to higher volumes for Jimmy Dean breakfast sandwiches and sausages, Hillshire Farm lunchmeat and cocktail links, Ball Park burgers and Aidells specialty sausages partially offset by volume declines in Hillshire Farm smoked sausage, Sara Lee deli meats and frozen sweet goods. Pricing actions, net of trade promotions, decreased net sales by 0.4%.

Operating segment income increased by $69 million, or 53.6%, while adjusted operating segment income increased by $47 million, or 31.8%. The increase in adjusted operating segment income was due to the impact of lower commodity costs net of pricing actions, higher volumes, lower SG&A costs and a favorable shift in sales mix partially offset by higher MAP investment.

Foodservice/Other

	Quarter ended				Six Months ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011	Change	Percent Change	Dec. 29, 2012	Dec. 31, 2011	Change	Percent Change
Net sales	$283	$294	$(11)	(3.7)%	$538	$587	$(49)	(8.3)%

Less: Increase / (Decrease) in net sales from dispositions	—	18	(18)		—	52	(52)

Adjusted net sales	$283	$276	$7	2.8%	$538	$535	$3	0.7%

Operating segment income	$28	$29	$(1)	(4.1)%	$53	$54	$(1)	(2.1)%

Less: Increase/(decrease) in operating segment income from
Restructuring actions	$—	$(1)	$1		$—	$(2)	$2
Income from asset dispositions	—	—	—		2	—	2
Accelerated depreciation	—	—	—		(2)	—	(2)
Disposition	—	3	(3)		—	7	(7)

Adjusted operating segment income	$28	$27	$1	8.5%	$53	$49	$4	9.6%

Gross margin %	24.8%	26.0%		(1.2)%	24.6%	25.6%		(1.0)%

Second quarter–

Net sales decreased by $11 million, or 3.7%, while adjusted net sales, which exclude the results of businesses that have been exited, increased by $7 million, or 2.8%. The increase in adjusted net sales was due to the impact of higher foodservice meat volumes partially offset by the negative impact of a change in sales mix driven by an increase in sales of commodity products and pricing actions that decreased sales by 1.0%. Overall, net unit volumes increased 6.6% due in large part to higher commodity turkey volumes and higher foodservice meat volumes. These volume increases were partially offset by lower bakery volumes due to demand softness caused by the continued decline in out-of-home dessert consumption and the negative impact of recently completed manufacturing plant upgrades on production capacity and plant efficiencies

Operating segment income decreased by $1 million while adjusted operating segment income increased by $1 million, or 8.5%, due to the positive impact of higher volumes, the favorable impact of lower commodity costs net of pricing actions, lower SG&A costs partially offset by the impact of a negative shift in sales mix and higher bakery manufacturing costs related to our compliance with new food safety guidelines.

First Six Months–

Net sales decreased by $49 million, or 8.3%, while adjusted net sales, which exclude the results of businesses that have been exited, increased by $3 million, or 0.7%. The increase in adjusted net sales was due to the impact of higher foodservice meat volumes partially offset by negative impact of a change in sales mix due to an increase in sales of commodity products and pricing actions that decreased sales by 1.1%. Overall, net unit volumes increased 6.0% due in large part to higher commodity turkey volumes and higher foodservice meat volumes. These volume increases were partially offset by lower bakery volumes due to demand softness caused by the continued decline in out-of-home dessert consumption and the negative impact of recently completed manufacturing plant upgrades on production capacity and plant efficiencies.

Operating segment income decreased by $1 million, or 2.1%, while adjusted operating segment income increased by $4 million, or 9.6%, due to the favorable impact of higher volumes and lower SG&A costs and lower commodity costs net of pricing actions partially offset by the impact of a negative shift in sales mix and higher bakery manufacturing costs related our compliance with new food safety guidelines.

Financial Condition

The Consolidated Statement of Cash Flows for the first six months of 2013 and 2012 includes amounts related to discontinued operations. See Note 5 – “Discontinued Operations” for additional information.

Cash received from (used in) Operating Activities

The cash generated from operating activities by discontinued operations in 2013 did not have a significant impact on the total cash generated as the majority of the business dispositions were completed prior to the end of 2012. However, discontinued operations had a significant impact on the cash flows from operating activities in the first six months of 2012. The cash from operating activities generated by continuing and discontinued operations is summarized in the following table:

	Six Months ended
(In millions)	Dec. 29, 2012	Dec. 31, 2011
Cash from (used in) Operating Activities:
Continuing Operations	$116	$130
Discontinued Operations	13	(97)

Total	$129	$33

The cash from operating activities increased by $96 million versus the prior year due primarily to the change in cash generated from operating activities related to discontinued operations. In 2013, discontinued operations generated $13 million of cash from operating activities related to the Australian bakery operations. In 2012, $97 million of cash was used by discontinued operations, which included the international coffee and tea operations, the North American fresh bakery operations and several other businesses that were disposed of before the end of 2012. The use of cash by discontinued operations in the first six months of the prior year was driven in large part by significant pension contributions related to the international coffee and tea businesses. The cash from operating activities related to continuing operations declined by $14 million due to an increase in the use of cash associated with working capital, which was only partially offset by improved operating results as well as a decrease in cash paid for interest.

Cash received from (used in) Investing Activities

The cash used by investing activities was $62 million in the first six months of 2013 as compared to a source of cash of $1.3 billion in 2012. The year-over-year change was due to a $1.4 billion decrease in the proceeds received from business and asset dispositions. In the first six months of 2013, the company received $16 million of proceeds related to the disposition of several manufacturing facilities that had been held for sale, whereas in the first six months of the prior year, the company completed the disposition of several businesses including its North American fresh bakery, foodservice beverage and refrigerated dough businesses and its international European bakery and non-European insecticides business and received $1.5 billion in proceeds. There was also a $22 million decrease in the cash received from derivative transactions, which declined from $25 million in 2012 to $3 million in 2013 due primarily to a decrease in cash received on the settlement of foreign exchange derivative contracts. These declines in the sources of cash were partially offset by a $49 million reduction in expenditures for the purchase of property and equipment due to the decline in capital expenditures related to discontinued operations as the current year amount primarily represents the expenditures related to continuing operations while the prior year includes a significant amount of capital expenditures related to discontinued businesses that were sold prior to the end of 2012. The $29 million in expenditures for business acquisitions in 2012 related to beverage companies that were subsequently transferred to DEMB as part of the spin off of the international coffee and tea business.

Cash received from (used in) Financing Activities

Net cash received from financing activities in 2013 was $3 million versus a use of cash of $406 million in the prior year. The year-over-year change was due to a reduction in repayments of debt and dividend payments. The cash received from financing activities in the current year relates to the proceeds from the issuance of common stock as a result of the exercise of stock options, which were $3 million higher than the prior year. There were no new borrowings of debt in 2013 and only $5 million of repayments due in part to the fact that the company had just completed the spin-off of its international coffee and tea operations in June 2012 which involved significant debt repayments and the transfer of debt to the new company. In the first six months of 2012, the company had net repayments of short-term and long-term debt of $297 million, which included the payment of $156 million related to derivatives associated with this debt. In 2012, there was $10 million of cash paid to acquire a non-controlling interest portion of a business prior to the disposition of the entire business. The dividends paid in the first six months of 2013 were $31 million and represent the first two quarterly dividends of Hillshire Brands whereas the $135 million of dividends paid to date in 2012 represent two quarterly dividends paid in the first six months of 2012, prior to the spin off of the international coffee and tea operations.

Liquidity

Cash and Equivalents

The company had cash and cash equivalents on the balance sheet at December 29, 2012 of $299 million, which was $64 million higher than the balance at June 30, 2012. The primary sources of the additional cash were the cash received from stock option exercises as well as the cash generated from operating activities.

Credit Facility and Credit Ratings

The company has a $750 million credit facility that expires in May 2017. The credit facility has an annual fee of 0.15% as of December 29, 2012 and pricing under this facility is based on the company’s current credit rating. At December 29, 2012, the company did not have any borrowings outstanding under this facility, but it did have approximately $58 million of letters of credit outstanding under this credit facility. The facility does not mature or terminate upon a credit rating downgrade.

The company’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the company is in compliance as of December 29, 2012. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended December 29, 2012, the company’s interest coverage ratio was 10.3 to 1.0.

The financial covenants also include a requirement to maintain a leverage ratio of not more than 3.50 to 1.00. The leverage ratio is based on the ratio of consolidated total indebtedness to an adjusted consolidated EBITDA. For the 12 months ended December 29, 2012, the leverage ratio was 2.0 to 1.0.

The company’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of December 29, 2012 are shown in the table below. These ratings remain unchanged from the previous year end.

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s	Baa2	P-2	Stable
FitchRatings	BBB	F-2	Stable

Changes in the company’s credit ratings may result in changes in the company’s borrowing costs. The company’s current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a historically high degree of liquidity. A downgrade of the company’s short-term credit rating would place the company in a commercial paper market that would contain significantly less market liquidity than it currently operates in with a rating of “A-2,” “P-2,” or “F-2.” This would reduce the amount of commercial paper the company could issue and raise its commercial paper borrowing cost and would require immediate payment or the posting of collateral on the derivative instruments in net liability positions in accordance with ISDA rules. See Note 15, “Financial Instruments” for more information. To the extent that the company’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the company has the ability to use available credit facilities to satisfy operating requirements, if necessary.

Debt

The company’s total long-term debt of $946 million at December 29, 2012 remained virtually unchanged from the previous year end balance of $944 million. The company’s total long-term debt is due to be repaid as follows: $1 million in the remainder of 2013, $18 million in 2014, $88 million in 2015, $400 million in 2016, nil in 2017 and 2018 and $439 million thereafter. Debt obligations are expected to be satisfied with cash on hand or the issuance of new debt.

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

Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the company’s long-term debt is virtually all fixed-rate debt as of December 29, 2012 and June 30, 2012. The company monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.

Leases

The company has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations for continuing operations are scheduled to be paid as follows: $11 million in the remainder 2013, $16 million in 2014, $12 million in 2015, $11 million in 2016, $10 million in 2017, $9 million in 2018 and $73 million, thereafter. The company is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The company continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $4 million in the remainder of 2013, $9 million in 2014, $8 million in 2015, $1 million in 2016, and nil thereafter.

The company has various funding obligations and certain contingent guaranty obligations that are outlined below.

Pension Plans

The funded status of the company’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. For continuing operations, the plans were underfunded by $165 million as of the end of 2012. Further information on the company’s pension plans is contained in Note 8 to these Consolidated Financial Statements. The company anticipates recognizing income of approximately $5 million in continuing operations for its defined benefit pension plans in 2013, excluding any settlement losses related to the Canadian plans.

The company contributed $3 million in the first six months of 2013 to these defined benefit pension plans. The company anticipates that approximately $4—$5 million of cash contributions will be made for the entire fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors. As a result, actual funding in 2013 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 to the Consolidated Financial Statements – “Defined Benefit Pension Plans,” that are included in the company’s 2012 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

The company had participated in a number of multi-employer pension plans that provided retirement benefits to certain employees covered by collective bargaining agreements (MEPP). It currently only participates in one MEPP. Participating employers in a MEPP are jointly responsible for any plan underfunding. MEPP contributions are established by the applicable collective bargaining agreements. However, the MEPPs may impose increased contribution rates and surcharges based on the funded status of the plan and the provisions of the Pension Protection Act, which requires substantially underfunded MEPPs to implement rehabilitation plans to improve funded status. Factors that could impact funded status of a MEPP include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

In addition to regular contributions, the company could be obligated to pay additional contributions (known as a complete or partial withdrawal liability) if a MEPP has unfunded vested benefits. These withdrawal liabilities, which would be triggered if the company ceases to make contributions to a MEPP with respect to one or more collective bargaining units, would equal the company’s proportionate share of the unfunded vested benefits based on the year in which liability is triggered. Management believes that the MEPP in which it participates has significant unfunded vested benefits. Withdrawal liability triggers could include the company’s decision to close a plant or the dissolution of a collective bargaining unit. Due to uncertainty regarding future withdrawal liability triggers, management is unable to determine the amount and timing of the company’s future withdrawal liability, if any, or whether the company’s participation in this MEPP could have any material adverse impact on its financial condition, results of operations or liquidity. Disagreements over potential withdrawal liability may lead to legal disputes.

The company’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $2 million in 2012 and $3 million in 2011. For continuing operations, the company incurred withdrawal liabilities of an immaterial amount in 2012 and 2011.

Restructuring Actions Liabilities

The company has recognized amounts for various restructuring charges. At December 29, 2012, the company had recognized cumulative liabilities of approximately $60 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the company expects a significant portion of these amounts will be paid over the next twelve months.

The company has targeted cost reduction opportunities of $100 million, achievable over the next three years, of which $40 million is expected to be realized in 2013. These cost reductions result from the downsizing of corporate resources and the reduction of overhead within the meat businesses. The company expects to recognize charges of approximately $65 million to $75 million in 2013, which includes approximately $20 million of accelerated depreciation, relating to the above cost savings initiatives and other actions. As part of its continuous improvement mindset, the company continues to look for additional opportunities to improve its productivity and reduce costs.

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

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. Many of the commodities we use, including pork, beef, poultry, packaging, energy, cheese, fruit, seasoning blends, flour and sugar have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings. During the first six months of 2013, commodity costs, excluding mark-to-market derivative gains/losses, decreased over the prior year. The benefit of lower commodity costs was partially offset by price reductions. The company expects a slight decline in commodity costs in the third quarter of 2013 and expects commodity costs to increase in the fourth quarter of 2013 and into 2014.

Interest Rate and Commodity Risks

To mitigate the risk from interest rate and commodity price fluctuations, the company enters into various hedging transactions. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Interest Rates—The company used interest rate swaps to modify its exposure to interest rate movements, reduce borrowing costs and to lock in interest rates on anticipated debt issuances. Interest rate risk management was accomplished through the use of swaps to modify interest payments under these instruments. During 2012, the company had market risk sensitive instruments related to interest rates, due to floating and fixed rate debt. The company’s net exposure to interest rate risk consisted of floating rate instruments that were benchmarked to U.S. short-term money market interest rates. During 2012, the company settled all interest rate swaps, as a result of the settlement of virtually all variable rate debt. As of December 29, 2012, the company has no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on virtually 100% of the company’s long-term debt. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates, which would result in a maximum potential loss of approximately $12 million. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar maturities.

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

Commodities - The company is a purchaser of certain commodities such as beef, pork, poultry, packaging, fruit, seasoning blends, wheat, corn, corn syrup, soybean and corn oils, butter, sugar, natural gas and diesel fuel. These commodities are subject to price fluctuations that may create price risk. The company enters into either physical forward contracts or derivative instruments to manage a portion of this price risk. The company has policies governing the hedging instruments that can be used. In circumstances where commodity derivative instruments are used, there is a high correlation between the commodity costs and the derivative instrument.

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

In millions	Second Quarter 2013	Year end 2012
Effect of a 10% change in Market Price:
Grains & Oilseeds	$6	$7
Energy	3	2
Other Commodities	2	2

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

In addition, investors frequently have requested information from management regarding significant items. Management believes, based on feedback it has received during earnings calls and discussions with investors, that these non-GAAP measures enhance investors’ ability to assess Hillshire Brands’ historical and projected future financial performance. Management also uses certain of these non-GAAP financial measures, in conjunction with the GAAP financial measures, to understand, manage and evaluate our businesses, in planning for and forecasting financial results for future periods, and as one factor in determining achievement of incentive compensation. Two of the five performance measures under Hillshire Brands’ annual incentive plan are net sales and earnings before interest and taxes, which are the reported amounts as adjusted for significant items and other items. Many of the significant items will recur in future periods; however, the amount and frequency of each significant item varies from period to period.

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

Significant Items Affecting Comparability

The reported results for 2013 and 2012 reflect amounts recognized for restructuring actions and other significant amounts that impact comparability. “Significant items” are income or charges (and related tax impact) that management believes have had or are likely to have a significant impact on the earnings of the applicable business segment or on the total company for the period in which the item is recognized, are not indicative of the company’s core operating results and affect the comparability of underlying results from period to period. Significant items may include, but are not limited to: charges for exit activities; various restructuring programs; spin-off related costs; impairment charges; pension partial withdrawal liability charges; benefit plan curtailment/settlement gains and losses; tax charges on deemed repatriated earnings; tax costs and benefits resulting from the disposition of a business; impact of tax law changes; changes in tax valuation allowances and favorable or unfavorable resolution of open tax matters based on the finalization of tax authority examinations or the expiration of statutes of limitations.

The impact of significant items on net income and diluted earnings per share is summarized below:

	Quarter ended Dec. 29, 2012			Quarter ended Dec. 31, 2011
In millions, except per share data	Pretax Impact	Net Income (Loss) Attributable to Hillshire Brands (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income(Loss) Attributable to Hillshire Brands (2)	Diluted EPS Impact (1)
Continuing operations:
Restructuring actions:
Severance/retention charges	$—	$—	$—	$(2)	$(2)	$(0.01)
Lease & contractual obligation exit costs	(10)	(6)	(0.05)	(44)	(28)	(0.23)
Consulting, advisory & other costs	(5)	(4)	(0.03)	(14)	(10)	(0.09)
Accelerated depreciation	(10)	(6)	(0.05)	(6)	(3)	(0.03)

Total restructuring actions	(25)	(16)	(0.13)	(66)	(43)	(0.37)
Gain on HBI tax settlement	—	—	—	—	5	0.04
Impairment charges	—	—	—	(4)	(3)	(0.02)
Litigation accrual	—	—	—	(11)	(7)	(0.06)
Pension settlement/withdrawal/other	(3)	(2)	(0.01)	—	—	—
Tax indemnification accrual adjustment	—	—	—	—	2	0.02

Impact of significant items on income (loss) from continuing operations	(28)	(18)	(0.15)	(81)	(46)	(0.39)

Discontinued operations:
Severance/retention charges	1	1	—	(21)	(14)	(0.12)
Lease & contractual obligation exit costs	—	—	—	(32)	(24)	(0.20)
Consulting, advisory & other costs	(2)	(2)	(0.01)	(30)	(26)	(0.20)
Impairment charges	—	—	—	(25)	(17)	(0.14)
Gain on sale of discont’d operations	—	—	—	536	368	3.09
Thailand flood loss	—	—	—	(2)	(1)	(0.01)
Pension curtailment/withdrawal/other	1	1	—	(3)	(2)	(0.01)
Tax basis difference adjustment	—	4	0.03	—	71	0.59
Tax audit settlement/reserve adjustments	—	—	—	—	(1)	(0.01)
Tax valuation allowance adjustment	—	—	—	—	2	0.01
Tax on unremitted earnings	—	—	—	—	(18)	(0.15)

Significant items impacting discontinued operations	—	4	0.03	423	338	2.84

Impact of significant items on net income (loss) attributable to Hillshire Brands	$(28)	$(14)	$(0.11)	$342	$292	$2.45

Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(1)			$(5)
Selling, general and administrative expenses	(18)			(27)
Impairment charges	—			(4)
Exit and business dispositions	(9)			(45)

Total	$(28)			$(81)

Diluted earnings per share – cont. operations:
As reported			$0.47			$0.09
Less: impact of significant items			(0.15)			(0.39)

Adjusted earnings per share			$0.62			$0.48

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

	Six Months ended Dec. 29, 2012			Six Months ended Dec. 31, 2011
In millions, except per share data	Pretax Impact	Net Income (Loss) Attributable to Hillshire Brands (2)	Diluted EPS Impact (1)	Pretax Impact	Net Income(Loss) Attributable to Hillshire Brands (2)	Diluted EPS Impact (1)
Continuing operations:
Restructuring actions:
Severance/retention charges	$—	$—	$—	$(18)	$(12)	$(0.10)
Lease & contractual obligation exit costs	(13)	(8)	(0.07)	(50)	(32)	(0.26)
Consulting, advisory & other costs	(13)	(9)	(0.07)	(31)	(24)	(0.21)
Income from asset dispositions	5	3	0.03	—	—	—
Accelerated depreciation	(21)	(13)	(0.11)	(12)	(7)	(0.06)

Total restructuring actions	(42)	(27)	(0.22)	(111)	(75)	(0.63)
Gain on HBI tax settlement	—	—	—	15	15	0.12
Impairment charges	—	—	—	(14)	(9)	(0.07)
Pension settlement/withdrawal/other	(3)	(2)	(0.02)	—	—	—
Litigation accrual	—	—	—	(11)	(7)	(0.06)
Tax indemnification accrual adjustment	—	—	—	3	4	0.03

Impact of significant items on income (loss) from continuing operations	(45)	(29)	(0.23)	(118)	(72)	(0.61)

Discontinued operations:
Severance/retention charges	1	1	—	(34)	(24)	(0.20)
Lease & contractual obligation exit costs	—	—	—	(32)	(24)	(0.20)
Consulting, advisory & other costs	(3)	(2)	(0.02)	(54)	(44)	(0.36)
Impairment charges	—	—	—	(404)	(358)	(3.01)
Gain on sale of discont’d operations	3	2	0.02	798	460	3.87
Pension curtailment/withdrawal/other	1	1	—	(3)	(2)	(0.01)
Thailand flood loss	—	—	—	(2)	(1)	(0.01)
Tax basis difference adjustment	—	4	0.04	—	189	1.59
Tax audit settlement/reserve adjustments	—	—	—	—	69	0.58
Tax valuation allowance adjustment	—	—	—	—	(73)	(0.62)
Tax on unremitted earnings	—	—	—	—	(172)	(1.45)

Significant items impacting discontinued operations	2	6	0.05	269	20	0.17

Impact of significant items on net income (loss) attributable to Hillshire Brands	$(43)	$(23)	$(0.19)	$151	$(52)	$(0.44)

Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(4)			$(11)
Selling, general and administrative expenses	(35)			(27)
Impairment charges	—			(14)
Exit and business dispositions	(6)			(66)

Total	$(45)			$(118)

Diluted earnings per share – cont. operations:
As reported			$0. 87			$0.13
Less: impact of significant items			(0.23)			(0.61)

Adjusted earnings per share			$1.10			$0.74

Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.
(2)	Taxes computed at applicable statutory rates.

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

Intangibles – Trademarks and Other Impairment Test — In July 2012, the FASB amended its standards related to trademarks and other intangible impairment testing with the objective being to simplify the annual impairment process by allowing entities to use qualitative factors first before performing the traditional two-step impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The new standard would be effective for the company’s trademark and other intangible impairment test in 2014, but we are permitted to adopt early. However, the company has not yet determined if this standard will be adopted early. Because the measurement of a potential impairment has not changed, the standard will not have an impact on our consolidated results of operations, financial position or cash flows.

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

•

Hillshire Brands’ relationship with its customers, such as (i) a significant change in Hillshire Brands’ business with any of its major customers, such as Wal-Mart, its largest customer; and (ii) credit and other business risks associated with customers operating in a highly competitive retail environment; and

•

Other factors, such as (i) Hillshire Brands’ ability to generate margin improvement through cost reduction and productivity improvement initiatives; (ii) Hillshire Brands’ credit ratings, the impact of Hillshire Brands’ capital plans on such credit ratings and the impact these ratings and changes in these ratings may have on Hillshire Brands’ cost to borrow funds and access to capital/debt markets; and (iii) the settlement of a number of ongoing reviews of Hillshire Brands’ income tax filing positions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Hillshire Brands transacts business.

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

Hillshire Brands’ Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Hillshire Brands’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”) and, based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date,the company’s disclosure controls and procedures were effective at the level of reasonable assurance.

Remediation Plan

Management implemented a plan to remediate the material weakness reported in Management’s Report on Internal Control Over Financial Reporting included in the company’s Annual Report on Form 10-K for the year ended June 30, 2012, which included the following actions: Hillshire Brands’ Chief Executive Officer, Chief Financial Officer and the audit committee of the company’s board of directors participated in and reviewed the results of the independent investigation into the Brazilian operations and reviewed the proposed remediation actions; further, Hillshire Brands effectively remediated many of the ineffective control environment issues identified at the Brazilian operations through the spin-off of the international coffee and tea business on June 28, 2012; Hillshire Brands received a written certification from the Chief Financial Officer of D.E MASTER BLENDERS 1753, NV. (DEMB) as to the accuracy and completeness of the DEMB results included in the discontinued operations; management implemented additional training in Hillshire Brands’ Global Business Practice program, which includes requiring all employees to certify their compliance with the program and key company policies; and management analyzed the differences in the business model and control architecture of Hillshire Brands’ other operations compared to the former Brazil operation to assess potential risk areas. The company tested the newly implemented controls and found them to be effective. As a result, the company concluded that the material weakness had been remediated as of September 29, 2012.

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there have been no changes in the company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

On November 1, 2012, the Staff of the SEC’s Division of Enforcement issued a subpoena to Hillshire Brands focused on D.E Master Blenders 1753 N.V.’s accounting irregularities involving previously issued financial results for its Brazilian operations. See Note 1 – Basis of Presentation for additional information regarding Hillshire Brands’ restatement of the historical financial results of its discontinued operations to reflect the correction of the accounting irregularities in the Brazilian operations. Hillshire Brands is cooperating fully with the SEC Staff’s investigation.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

Hillshire Brands has two stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. As of December 29, 2012, under one of these programs, the company is authorized to repurchase up to $1.2 billion of its shares of common stock. Under the other program, the company is authorized to repurchase up to 2.7 million shares of its common stock. There is no expiration date for either program.

The following table outlines Hillshire Brands purchases of shares of its common stock during the second quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Sept. 30, 2012 to Nov. 3, 2012	—	—	—	2,691,824	$1.2 billion
Nov. 4, 2012 to Dec. 1, 2012	—	—	—	2,691,824	$1.2 billion
Dec. 2, 2012 to Dec. 29, 2012	—	—	—	2,691,824	$1.2 billion

Total	—	—	—	2,691,824	$1.2 billion

ITEM 5. OTHER INFORMATION

On January 29, 2013, Hillshire Brands filed articles supplementary with the Department of Assessments and Taxation of the State of Maryland (the “SDAT”). The articles supplementary record with the SDAT the reclassification and designation as shares of Hillshire Brands Preferred Stock, without par value, of all authorized but unissued shares of any previously classified and designated series of Hillshire Brands Preferred Stock, including, without limitation, Hillshire Brands’ Series A Junior Participating Preferred Stock, without par value, and Hillshire Brands’ Series A ESOP Convertible Preferred Shares, without par value. After giving effect to this reclassification and designation, Hillshire Brands has authority to issue 13,500,000 shares of Preferred Stock, without par value, with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption as set forth in the charter of Hillshire Brands (the “Charter”). The articles supplementary were effective as of January 29, 2013.

Also on January 29, 2013, Hillshire Brands filed articles of restatement with the SDAT. The articles of restatement merely restate and integrate, and do not further amend, the Charter.

ITEM 6—EXHIBITS

Exhibit Number	Description

2.1	Share Sale Deed, dated December 19, 2012, among Sara Lee Group (Australia) Pty Ltd, SARAMAR, L.L.C., The Hillshire Brands Company, McCain Foods (Aust) Pty Ltd and McCain UK H2 Limited*

3.1	Articles Supplementary of The Hillshire Brands Company, as filed with the Department of Assessments and Taxation of the State of Maryland on January 29, 2013

3.2	Articles of Restatement of The Hillshire Brands Company, dated January 29, 2013

3.3	Amended and Restated Bylaws of The Hillshire Brands Company, dated October 25, 2012 (incorporated by reference to Exhibit 3(b) to our Current Report on Form 8-K filed with the SEC on October 30, 2012, SEC file number 1-3344)

10.1	The Hillshire Brands Company Compensation Policy for Non-Employee Directors (as amended and restated on January 23, 2013)**

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the Hillshire Brands Company Quarterly Report on Form 10-Q for the quarter and six months ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii)Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Common Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to Consolidated Financial Statements; and (vii) document and entity information.

*	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and annexures have been omitted. A list of schedules and annexures is set forth at the end of the table of contents in the Share Sale Deed. Hillshire Brands agrees to furnish supplementally a copy of any omitted schedule or annexure to the SEC upon request.
**	Compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLSHIRE BRAND COMPANY
(Registrant)

By:	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Senior Vice President, Controller and Chief Accounting Officer

DATE: January 31, 2013