Form 10-Q
period 2013-03-30
Hillshire Brands Co
filed 2013-05-02
CIK 23666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.2054

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 30, 2013, the Registrant had 123,073,293 outstanding shares of common stock, par value $.01 per share.

The Hillshire Brands Company

THE HILLSHIRE BRANDS COMPANY
Condensed Consolidated Balance Sheets at March 30, 2013 and June 30, 2012
(Unaudited)

In millions	March 30, 2013	June 30, 2012
Assets
Cash and equivalents	$416	$235
Trade accounts receivable, less allowances	206	248
Inventories
Finished goods	199	196
Work in process	14	17
Materials and supplies	103	75
	316	288
Current deferred income taxes	105	114
Income tax receivable	9	52
Other current assets	47	65
Total current assets	1,099	1,002
Property, net of accumulated depreciation of $1,176 and $1,245, respectively	824	847
Trademarks and other identifiable intangibles, net	124	132
Goodwill	348	348
Deferred income taxes	14	36
Other noncurrent assets	77	80
Noncurrent assets held for sale	—	5
	$2,486	$2,450
Liabilities and Equity
Accounts payable	$275	$359
Accrued liabilities	416	469
Current maturities of long-term debt	19	5
Total current liabilities	710	833
Long-term debt	930	939
Pension obligation	151	166
Other liabilities	273	277
Contingencies and commitments (Note 10)
Equity
Hillshire Brands common stockholders’ equity	422	235
	$2,486	$2,450
See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Income
For the Quarter and Nine Months ended March 30, 2013 and March 31, 2012
(Unaudited)

	Quarter ended		Nine Months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
In millions, except per share data		(As Restated)		(As Restated)
Continuing Operations
Net sales	$924	$935	$2,958	$2,975
Cost of sales	652	675	2,060	2,144
Selling, general and administrative expenses	205	202	642	646
Net charges for exit activities, asset and business dispositions	1	4	7	70
Impairment charges	1	—	1	14
Operating income	65	54	248	101
Interest expense	13	22	35	67
Interest income	(2)	(2)	(5)	(4)
Income from continuing operations before income taxes	54	34	218	38
Income tax expense (benefit)	12	7	69	(4)
Income from continuing operations	42	27	149	42
Discontinued operations
Income (loss) from discontinued operations, net of tax expense (benefit) of $(5), $(29), $(7) and $28	4	28	13	(195)
Gain (loss) on sale of discontinued operations, net of tax expense of $13, $29, $14 and $367	47	(58)	49	402
Net income (loss) from discontinued operations	51	(30)	62	207
Net income (loss)	93	(3)	211	249
Less: Income from noncontrolling interests, net of tax
Discontinued operations	—	—	—	3
Net income (loss) attributable to Hillshire Brands	$93	$(3)	$211	$246
Amounts attributable to Hillshire Brands:
Net income from continuing operations	42	27	149	42
Net income (loss) from discontinued operations	51	(30)	62	204
Net income (loss) attributable to Hillshire Brands	$93	$(3)	$211	$246
Earnings per share of common stock
Basic
Income from continuing operations	$0.34	$0.23	$1.22	$0.36
Net income (loss)	$0.76	$(0.02)	$1.72	$2.08
Average shares outstanding	123	119	123	118
Diluted
Income from continuing operations	$0.34	$0.23	$1.21	$0.36
Net income (loss)	$0.75	$(0.02)	$1.72	$2.07
Average shares outstanding	124	119	123	119
Cash dividends declared per share of common stock	$0.125	$0.575	$0.375	$1.150
See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Condensed Consolidated Statements of Comprehensive Income
For the Quarter and Nine Months ended March 30, 2013 and March 31, 2012
(Unaudited)

	Quarter ended		Nine Months ended
In millions	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
		(As Restated)		(As Restated)
Net income (loss)	$93	$(3)	$211	$249
Translation adjustments, net of tax	(21)	192	(20)	75
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(3)	(2)	(7)	(12)
Pension/Postretirement activity, net of tax	—	(8)	—	(10)
Comprehensive income	69	179	184	302
Comprehensive income attributable to non-controlling interests	—	—	—	3
Comprehensive income attributable to Hillshire Brands	$69	$179	$184	$299
See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Condensed Consolidated Statements of Equity
For the period July 2, 2011 to March 30, 2013

(Unaudited)

		Hillshire Brands Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at July 2, 2011 (As restated)	$1,893	$6	$39	$2,161	$(77)	$(265)	$29
Net income	848	—	—	845	—	—	3
Translation adjustments, net of tax	(23)	—	—	—	—	(23)	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	2	—	—	—	—	2	—
Pension/Postretirement activity, net of tax	(21)	—	—	—	—	(21)	—
Dividends on common stock	(138)	—	—	(138)	—	—	—
Dividends paid on noncontrolling interest/Other	(2)	—	—	—	—	—	(2)
Disposition of noncontrolling interest	(29)	—	—	—	—	—	(29)
Repurchase of noncontrolling interest	(10)	—	(9)	—	—	—	(1)
Spin-off of international coffee and tea business	(2,408)	—	(5)	(2,566)	—	163	—
Stock issuances -
Restricted stock	14	—	21	(7)	—	—	—
Stock option and benefit plans	94	—	94	—	—	—	—
Reverse stock split	—	(5)	5	—	—	—	—
ESOP activity and other	15	—	(1)	—	16	—	—
Balances at June 30, 2012	235	1	144	295	(61)	(144)	—
Net income	211	—	—	211	—	—	—
Translation adjustments, net of tax	(20)	—	—	—	—	(20)	—
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(7)	—	—	—	—	(7)	—
Dividends on common stock	(46)	—	—	(46)	—	—	—
Spin-off of international coffee and tea business	(3)	—	—	(9)	—	6	—
Stock issuances -
Restricted stock	2	—	2	—	—	—	—
Stock option and benefit plans	46	—	46	—	—	—	—
ESOP activity and other	4	—	1	1	2	—	—
Balances at March 30, 2013	$422	$1	$193	$452	$(59)	$(165)	$—
See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Cash Flows
For the Nine Months ended March 30, 2013 and March 31, 2012
(Unaudited)

	Nine Months ended
		March 31, 2012
In millions	March 30, 2013	(As Restated)
OPERATING ACTIVITIES -
Net income	$211	$249
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	110	197
Amortization	13	35
Impairment charges	1	418
Net (gain) loss on business dispositions	(69)	(769)
Pension contributions, net of expense	(9)	(196)
Refundable tax on Senseo payments	—	(43)
Increase in deferred income taxes	31	147
Other	(5)	(41)
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	32	43
Inventories	(42)	(76)
Other current assets	17	34
Accounts payable	(72)	(70)
Accrued liabilities	(76)	(132)
Accrued taxes	40	64
Net cash received from (used in) operating activities	182	(140)
INVESTING ACTIVITIES -
Purchases of property and equipment	(103)	(193)
Purchases of software and other intangibles	(4)	(178)
Acquisition of businesses	—	(29)
Dispositions of businesses and investments	96	2,035
Cash received from derivative transactions	3	49
Sales of assets	1	2
Net cash received from (used in) investing activities	(7)	1,686
FINANCING ACTIVITIES -
Issuances of common stock	42	62
Borrowings of other debt	—	173
Repayments of other debt and derivatives	(5)	(715)
Net change in financing with less than 90-day maturities	—	(109)
Purchase of noncontrolling interest	—	(10)
Payments of dividends	(31)	(203)
Net cash received from (used in) financing activities	6	(802)
Effect of changes in foreign exchange rates on cash	—	(155)
Increase in cash and equivalents	181	589
Add: Cash balances of discontinued operations at beginning of year	—	1,992
Less: Cash balances of discontinued operations at end of period	—	(2,555)
Cash and equivalents at beginning of year	235	74
Cash and equivalents at end of period	$416	$100
Supplemental Cash Flow Data:
Cash paid for restructuring actions	$69	$354
Cash contributions to pension plans	5	187
Cash paid for income taxes	5	180
See accompanying Notes to Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Notes to Condensed Consolidated Financial Statements
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
The consolidated financial statements for the quarter and nine months ended March 30, 2013 and March 31, 2012 have not been audited by an independent registered public accounting firm, but in the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The results of operations for the nine months ended March 30, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year.
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
The company’s fiscal year ends on the Saturday closest to June 30. Fiscal 2013 ends on June 29, 2013. The third quarter and first nine months of fiscal 2013 ended on March 30, 2013, and the third quarter and first nine months of fiscal 2012 ended on March 31, 2012. Each of the quarters was a thirteen-week period, and each of the nine month periods was a thirty-nine week period. Fiscal 2013 and fiscal 2012 are both 52-week years. Unless otherwise stated, references to years relate to fiscal years.
The condensed consolidated balance sheet as of June 30, 2012 has been derived from the company’s audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012. The balance sheet information for the Australian bakery business met the criteria to be classified as held for sale in the second quarter of 2013 and as a result, these balances were reported in the asset and liabilities held for sale lines of the condensed consolidated balance sheet beginning in the second quarter of 2013 up until the sale was completed on February 4, 2013. The fresh bakery, refrigerated dough and foodservice beverage businesses in North America as well as the international coffee and tea, household and body care, European bakery and Australian bakery businesses are presented as discontinued operations in the company’s condensed consolidated income statements. See Note 5 – “Discontinued Operations” for additional information regarding these discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.
Financial Statement Corrections - current year — During the third quarter of 2013, the company corrected certain balance sheet accounts as well as SG&A and income tax expense in the income statement related to continuing operations for errors that included the understatement of an asset for deposits held as collateral by insurance companies and the understatement of non-current deferred tax assets related to an employee benefit plan. It also corrected certain errors related to the tax provisions associated with the operating results for discontinued operations and the gain/loss on sale of discontinued operations. For the third quarter and first nine months of 2013, the correction of these errors increased Income for continuing operations by $9.5 million pretax ($8.3 million after tax) and Net income by $11.0 million. The company evaluated these errors in relation to the period in which they were corrected and the periods in which they originated and concluded that these errors did not materially misstate the third quarter 2013 financial statements or any previously issued financial statements. The company also does not believe that these errors will materially misstate the full year 2013 results.
Financial Statement Corrections - prior year — As disclosed in Note 1, Nature of Operations and Basis of Presentation, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, Hillshire Brands restated its previously issued financial statements for fiscal years 2010 and 2011, and the unaudited financial data for the first three quarters of fiscal 2011 and 2012 to recognize the correction of the following accounting errors.

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
As a result of these error corrections, income from discontinued operations was reduced by $10 million in the first nine months of 2012. The cumulative impact of the error corrections prior to fiscal 2012 reduced stockholders’ equity at July 2, 2011 by $70 million.
In addition to the error corrections noted above, Hillshire Brands has also corrected several errors related to continuing and discontinued operations and has restated its previously issued financial statements for 2010 and 2011 and the unaudited financial data for the first three quarters of 2011 and 2012 for these items. These errors had been previously identified and corrected in fiscal years subsequent to their origination. The company originally recorded the error corrections in the periods in which they were discovered. Management continues to believe that these errors did not materially misstate the financial results of the periods in which the errors originated or the periods in which the errors were corrected but management has decided to record these adjustments in the periods in which they originated in conjunction with the financial statement corrections noted above. As a result of these error corrections, Income from continuing operations was increased by $8 million and Income from discontinued operations was reduced by $1 million for the first nine months of 2012. The cumulative impact of the error corrections prior to fiscal 2012 reduced stockholders’ equity at July 2, 2011 by $11 million.

Income Statement Impact
The impact of these error corrections on the income statement for the third quarter and first nine months of 2012 is summarized in the following table:

(in millions)	Quarter ended March 31, 2012				Nine months ended March 31, 2012
(Unaudited)	As Reported [1]	Adjustment	Disc.Ops.	As Restated	As Reported [1]	Adjustment	Disc.Ops.	As Restated
Continuing Operations
Net sales	$1,899	$(5)	$(959)	$935	$5,923	$(3)	$(2,945)	$2,975
Cost of sales	1,312	(3)	(634)	675	4,024	—	(1,880)	2,144
Selling, general and administrative expenses	458	3	(259)	202	1,410	—	(764)	646
Net charges for exit activities, asset and business dispositions	63	7	(66)	4	179	2	(111)	70
Impairment charges	—	—	—	—	32	—	(18)	14
Operating income	66	(12)	—	54	278	(5)	(172)	101
Interest expense	29	—	(7)	22	88	—	(21)	67
Interest income	(11)	—	9	(2)	(31)	—	27	(4)
Income from continuing operations before tax	48	(12)	(2)	34	221	(5)	(178)	38
Income tax expense (benefit)	10	(9)	6	7	184	(3)	(185)	(4)
Income (loss) from Continuing Operations	38	(3)	(8)	27	37	(2)	7	42
Income (loss) from disc. operations, net of tax	20	—	8	28	(188)	—	(7)	(195)
Gain (loss) on sale of disc. operations, net of tax	(60)	2	—	(58)	403	(1)	—	402
Net income (loss) from discontinued operations	(40)	2	8	(30)	215	(1)	(7)	207
Net income (loss)	(2)	(1)	—	(3)	252	(3)	—	249
Net income from non-controlling interest	—	—	—	—	3	—	—	3
Net income (loss) attributable to Hillshire Brands	$(2)	$(1)	$—	$(3)	$249	$(3)	$—	$246
Earnings per share—Basic
Income (loss) from continuing operations	$0.31	$(0.03)	$(0.06)	$0.23	$0.31	$(0.01)	$0.07	$0.36
Net income (loss)	(0.02)	(0.01)	0.00	(0.02)	2.10	(0.02)	0.00	2.08
Earnings per share—Diluted
Income (loss) from continuing operations	0.31	(0.03)	(0.06)	0.23	0.31	(0.01)	0.07	0.36
Net income (loss)	(0.02)	(0.01)	0.00	(0.02)	2.09	(0.02)	0.00	2.07

[1]	Amounts as reported in the company's financial statements in its Quarterly Report on Form 10-Q for the period ended March 31, 2012

Comprehensive Income Impact
The following tables summarize the comprehensive income (loss) previously reported in the company’s filings and the restated amounts.

(in millions) (Unaudited)	Quarter ended March 31, 2012
	As Reported [1]	As Restated
Comprehensive income (loss)
Net Income (loss)	$(2)	$(3)
Translation adjustments, net of tax	193	192
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(2)	(2)
Pension/Postretirement activity, net of tax	(8)	(8)
Comprehensive income	$181	$179

(in millions) (Unaudited)	Nine months ended March 31, 2012
	As Reported [1]	As Restated
Comprehensive Income
Net Income	$252	$249
Translation adjustments, net of tax	65	75
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(12)	(12)
Pension/Postretirement activity, net of tax	(10)	(10)
Comprehensive income	$295	$302

[1]	Amounts as reported in the company's financial statements in its Quarterly Report on Form 10-Q for the period ended March 31, 2012
Consolidated Statement of Cash Flow Impact
The restatement did not change the total cash flows from operating, investing or financing activities for any of the quarters or full years impacted by the restatements. However, certain amounts within Cash from Operating Activities were impacted by the non-cash adjustments to correct the errors. The following table shows the impact of the restatements on the previously reported cash flow items within Cash from Operating Activities for the first nine months of 2012.

(in millions) (Unaudited)	Nine months ended March 31, 2012
	As Reported[1]	As Restated
Net Income	$252	$249
Adjustments to reconcile net income to net cash from operating activities:
Net (gain) loss on business dispositions	(771)	(769)
Changes in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	42	43
Inventories	(77)	(76)
Other current assets	31	34
Accrued liabilities	(133)	(132)
Accrued taxes	70	64
Net cash from (used in) operating activities	$(140)	$(140)

[1]	Amounts as reported in the company's financial statements in its Quarterly Report on Form 10-Q for the period ended March 31, 2012

2. Net Income (Loss) Per Share
The computation of earnings (loss) per share (EPS) only includes results attributable to Hillshire Brands and does not include earnings related to non-controlling interests. Net income per share – basic is computed by dividing net income attributable to Hillshire Brands by the weighted average number of shares of common stock outstanding for the period. Net income per share – diluted reflects the potential dilution that could occur if options or fixed awards issued under stock-based compensation awards were converted into common stock. For the quarter and nine months ended March 30, 2013, options to purchase 3.3 million shares of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and nine months ended March 31, 2012, options to purchase 0.4 million and 0.7 million shares, respectively, of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods.

The average shares outstanding increased in the third quarter and first nine months of 2013 as compared to the third quarter and first nine months of 2012 as a result of the impact of stock issuances related to the exercise of stock options and the accelerated vesting of restricted stock units (RSUs).
As of March 30, 2013, the company was authorized to repurchase approximately $1.2 billion of common stock under one of its existing share repurchase programs, plus 2.7 million shares of common stock that remain authorized for repurchase under the company’s other share repurchase program.
The following is a reconciliation of net income (loss) to net income (loss) per share – basic and diluted – for the third quarter and first nine months of 2013 and 2012 (per share amounts are rounded and may not add to total):
Computation of Net Income per Common Share
(In millions, except per share data)

	Quarter ended		Nine Months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Amounts attributable to Hillshire Brands
Income from continuing operations	$42	$27	$149	$42
Income (loss) from discontinued operations, net of tax	51	(30)	62	204
Net income (loss)	$93	$(3)	$211	$246
Average shares outstanding – Basic	123	119	123	118
Dilutive effect of stock option and award plans	1	—	—	1
Diluted shares outstanding	124	119	123	119
Earnings per common share—Basic
Income from continuing operations	$0.34	$0.23	$1.22	$0.36
Income (loss) from discontinued operations	0.42	(0.26)	0.51	1.72
Net income (loss)	$0.76	$(0.02)	$1.72	$2.08
Earnings per common share – Diluted
Income from continuing operations	$0.34	$0.23	$1.21	$0.36
Income (loss) from discontinued operations	0.41	(0.25)	0.51	1.71
Net income (loss)	$0.75	$(0.02)	$1.72	$2.07
3. Segment Information
The following is a general description of the company’s two business segments:

•	Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America.

•
Foodservice/Other – sells a variety of meat and bakery products to foodservice customers in North America. It also includes results for the commodity pork and turkey businesses as well as the former Senseo coffee business in the United States that was exited in March 2012 and the former live hog business that was exited in September 2011.

The following is a summary of net sales and operating income by business segment:

	Net Sales
(In millions)	Third Quarter 2013	Third Quarter 2012	Nine Months 2013	Nine Months 2012
Retail	$692	$691	$2,188	$2,150
Foodservice/Other	232	244	770	831
Total business segments	924	935	2,958	2,981
Intersegment sales	—	—	—	(6)
Net sales	$924	$935	$2,958	$2,975

	Income Before Income Taxes
(In millions)	Third Quarter 2013	Third Quarter 2012	Nine Months 2013	Nine Months 2012
Retail	$74	$73	$272	$202
Foodservice/Other	8	16	61	70
Total operating segment income	82	89	333	272
General corporate expenses	(16)	(35)	(83)	(168)
Mark-to-market derivative gains/(losses)	—	1	1	—
Amortization of intangibles	(1)	(1)	(3)	(3)
Operating income	65	54	248	101
Net interest expense	(11)	(20)	(30)	(63)
Income before income taxes	$54	$34	$218	$38
4. Impairment and Other Charges
The company recognized impairment charges of $1 million ($1 million after tax) in the third quarter of 2013, all of which related to machinery and equipment within the Retail segment that was determined to no longer have any future use by the company.
The company recognized impairment charges of $14 million ($9 million after tax) in the first nine months of 2012, all of which related to the writedown of capitalized computer software that was determined to no longer have any future use by the company. These charges were recognized as part of general corporate expenses. The significant impairments are reported on the “Impairment Charges” line of the Consolidated Statement of Income. The related tax benefit is determined using the statutory tax rates for the tax jurisdiction in which the impairment occurred.
5. Discontinued Operations
The results of the fresh bakery, refrigerated dough and foodservice beverage operations in North America and the international coffee and tea, household and body care, European bakery and Australian bakery businesses are classified as discontinued operations and are presented as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities for these businesses met the accounting criteria to be classified as held for sale and have been aggregated and reported on a separate line of the Condensed Consolidated Balance Sheet prior to disposition. The assets and liabilities associated with the Australia Bakery business were being classified as held for sale beginning with the balance sheet at December 29, 2012 up until the sale was completed.
On December 19, 2012, the company signed an agreement to sell its Australian bakery business to McCain Foods Limited. The results of this business were previously reported as the Australian Bakery business segment. Also included in the transaction were the license rights to certain intellectual property used by the Australia bakery business in the Asia-Pacific region. The transaction closed on February 4, 2013 and the total consideration received was AUD $82 million (approximately $85 million U.S. dollars). The company recognized a pretax gain on the sale of $56 million ($42 million after tax), which included $15 million related to the cumulative translation adjustment associated with this business.

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

The following is a summary of the operating results of the company’s discontinued operations for the third quarter and first nine months of 2013 and 2012:

	Third quarter 2013			First Nine Months of 2013
(in millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
Australian Bakery	$10	$(1)	$(1)	$81	$4	$7
North American Foodservice Beverage	—	—	—	—	2	1
International Coffee and Tea	—	—	6	—	—	6
Other	—	—	(1)	—	—	(1)
Total	$10	$(1)	$4	$81	$6	$13

	Third quarter 2012			First Nine Months of 2012
As Restated (in millions)	Net Sales	Pretax Income (Loss)	Net Income (Loss)	Net Sales	Pretax Income (Loss)	Net Income (Loss)
North American Fresh Bakery	$—	$—	$19	$724	$29	$163
North American Refrigerated Dough	—	—	—	74	13	9
North American Foodservice Beverage	23	(1)	(1)	325	(6)	(4)
International Coffee and Tea	932	4	(54)	2,854	173	(12)
European Bakery	2	1	1	265	(384)	(359)
Australian Bakery	30	(2)	62	103	3	5
International Household and Body Care	6	(3)	1	115	5	3
Total	$993	$(1)	$28	$4,460	$(167)	$(195)
In the third quarter and first nine months of 2013, the company recognized $5 million of net tax benefit adjustments related to prior year tax provision estimates associated with certain businesses that had been disposed of in the prior year. In the first nine months of 2012, the results of discontinued operations include a $379 million pretax impairment charge related to the European bakery operations and a $186 million tax benefit related to tax basis differences associated with the North American fresh bakery and European bakery assets. It also includes $185 million of tax expense associated with the international coffee and tea business, which includes $78 million of discrete tax items. The discrete tax items relate primarily to the following: $72 million of tax expense to establish a valuation allowance on net operating losses in France; $78 million of tax expense to establish a deferred tax liability related to earnings that are no longer permanently reinvested in Spain; a tax benefit of $86 million primarily related to a decrease in the amount of unrecognized tax positions in Spain; and $20 million of tax expense associated with deferred taxes on unremitted foreign earnings. The tax rate was also impacted by the expected repatriation of a portion of fiscal 2012 earnings. In the third quarter ended March 31, 2012, net income for the Australian bakery business includes a tax benefit of approximately $63 million related to the application of intraperiod tax allocation rules that require the Australian bakery business to absorb the impact of any change in the amount of taxes allocated to continuing operations before the discontinuance of the Australian bakery business and the taxes allocated to continuing operations after the discontinuance of the Australian bakery business.

The following is a summary of the gain on sale of the company’s discontinued operations for the third quarter and first nine months of 2013 and 2012:

	Third quarter 2013			First Nine Months of 2013
(In millions)	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain
North American Fresh Bakery	$4	$(2)	$2	$5	$(2)	$3
North American Foodsrv. Beverage	—	3	3	2	2	4
Australian Bakery	56	(14)	42	56	(14)	42
Total	$60	$(13)	$47	$63	$(14)	$49
The gain on sale of discontinued operations reported in fiscal 2013 represents the impact of a final purchase price adjustment related to the North American fresh bakery disposition, gains related to the disposition of two manufacturing facilities related to the North American foodservice beverage operations, the gain on sale of the Australian bakery business as well as tax adjustments of prior year provision estimates related to business dispositions.

	Third quarter 2012			First Nine Months of 2012
(In millions) as restated	Pretax Gain (Loss)on Sale	Tax (Expense) Benefit	After Tax Gain (Loss)	Pretax Gain (Loss) on Sale	Tax (Expense) Benefit	After Tax Gain (Loss)
North American Fresh Bakery	$(10)	$4	$(6)	$95	$(33)	$62
North American Foodsrv. Beverage	—	—	—	222	(77)	145
North American Refrigerated Dough	—	—	—	198	(158)	40
European Bakery	(10)	(40)	(50)	5	(45)	(40)
Non-European insecticides	(1)	—	(1)	251	(55)	196
Air Care Products	(10)	(1)	(11)	(10)	(1)	(11)
Other Household and Body Care	2	8	10	8	2	10
Total	$(29)	$(29)	$(58)	$769	$(367)	$402
In 2012, the $158 million tax expense recognized on the sale of the North American refrigerated dough business was impacted by $254 million of goodwill that had no tax basis and the $45 million of tax expense recognized on the sale of the European bakery businesses was impacted by $140 million of cumulative translation adjustments that had no tax basis.
The assets held for sale of $5 million as of June 30, 2012 represented property, plant and equipment. There were no assets or liabilities held for sale as of March 30, 2013.
The cash flows related to the discontinued operations are summarized in the table below:

	Nine Months ended	Nine Months ended
(In millions) – Increase / (Decrease)	March 30, 2013	March 31, 2012
Cash flow from (used in) operating activities	$10	$(289)
Cash flow from (used in) investing activities	85	1,744
Cash flow from (used in) financing activities	(95)	(736)
Effect of changes in foreign exchange rates on cash	—	(156)
Increase in net cash of discontinued operations	—	563
Cash and cash equivalents at beginning of year	—	1,992
Cash and cash equivalents at end of period	$—	$2,555
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
6. Exit, Disposal and Other Restructuring Activities
The company has incurred exit, disposition and restructuring charges for initiatives designed to improve its operational performance and reduce cost. In addition, in June 2012, the company completed the spin-off of its international coffee and tea operations into a new public company, which resulted in the company incurring certain costs in conjunction with the spin-off. These costs included restructuring actions such as employee termination costs; costs related to renegotiating contractual agreements; third party professional fees for consulting and other services that are directly related to the spin-off; and the costs of employees solely dedicated to activities directly related to the spin-off.
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

The following is a summary of the (income) expense associated with ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income along with the impact on diluted EPS:

	Quarter ended		Nine Months ended
(In millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Selling, general and administrative expenses	$8	$9	$23	$42
Exit activities, asset and business dispositions	1	4	7	70
Decrease in income from continuing operations before income taxes	9	13	30	112
Income tax expense (benefit)	(4)	1	(11)	(30)
Decrease in income from continuing operations	$5	$14	$19	$82
Impact on diluted EPS	$0.05	$0.11	$0.15	$0.68
The impact of these actions on the company’s business segments and general corporate expense is summarized as follows:

	Quarter ended		Nine Months ended
(In millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Retail	$—	$—	$(3)	$8
Foodservice/Other	(1)	—	(3)	2
Decrease in operating segment income	(1)	—	(6)	10
Increase in general corporate expenses	10	13	36	102
Total	$9	$13	$30	$112
The following table summarizes the activity for the first nine months of 2013 related to exit, disposal and restructuring related actions and the status of the related accruals as of March 30, 2013. The accrued amounts remaining represent the estimated cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months.

(In millions)	Employee termination and other benefits	IT and other costs	Non-cancellable leases/ Contractual obligations	Asset and business disposition actions	Total
Accrued costs as of June 30, 2012	$42	$16	$21	$—	$79
Exit, disposal and other costs (income) recognized during 2013	2	25	13	(6)	34
Cash payments	(28)	(23)	(18)	—	(69)
Noncash charges	(1)	(8)	12	—	3
Charges (income) in discontinued operations	3	—	—	—	3
Change in estimate	(2)	(2)	—	—	(4)
Asset and business disposition action	—	—	—	6	6
Accrued costs as of March 30, 2013	$16	$8	$28	$—	$52

The 2013 exit, disposal and restructuring related actions are summarized below:

•	Recognized costs associated with renegotiating global IT contracts and the installation of IT systems

•	Recognized third party consulting costs related to cost saving and efficiency studies

•	Recognized severance charges associated with planned employee terminations

•	Recognized third party costs associated with the spin-off of the international coffee and tea operations

•	Recognized lease exit costs

•	Disposed of certain manufacturing facilities related to the Retail and Foodservice/Other segments and recognized a pretax gain of $6 million
In the third quarter of 2013, the company began implementation of various cost saving and efficiency initiatives and recognized $5 million of charges in the quarter primarily related to consulting costs. Additional charges are expected to be incurred in the fourth quarter of 2013.
In 2012, the company recognized a charge to implement a plan to terminate approximately 520 employees, related to the retail, foodservice and corporate office operations and provide them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. Of the 520 targeted employees, approximately 480 have been terminated to date. The remaining employees are expected to be terminated within the next 12 months.

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
Types of Derivative Instruments—
Interest Rate and Cross Currency Swaps
The company has utilized interest rate swap derivatives to manage interest rate risk, in order to maintain a targeted amount of both fixed-rate and floating-rate long-term debt and notes payable. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The company has a fixed interest rate on virtually all of its long-term debt, and as of March 30, 2013 the company is not a party to any interest rate swap agreements.
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
Commodity Futures and Options Contracts
The company uses commodity futures and options to hedge a portion of its commodity price risk. The principal commodities hedged by the company include pork, beef, natural gas, diesel fuel, corn, wheat and other ingredients. The company does not use significant levels of commodity financial instruments to hedge commodity prices and primarily relies upon fixed rate supplier contracts to determine commodity pricing. In circumstances where commodity-derivative instruments are used, there is a high correlation between the commodity costs and the derivative instruments. For those instruments where the commodity instrument and underlying hedged item correlate between 80%-125%%, the company accounts for those contracts as cash flow hedges. However, the majority of commodity derivative instruments are accounted for as mark-to-market hedges. The company only enters into futures and options contracts that are traded on established, well-recognized exchanges that offer high liquidity, transparent pricing, daily cash settlement and collateralization through margin requirements.

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

The notional values of the various derivative instruments used by the company are summarized in the following table:

Notional Values (In millions)	March 30, 2013	June 30, 2012	Hedge Coverage (Number of months)
Commodity Contracts:
Commodity Future Contracts:(1)
Grains/Oilseed	$54	$56	0.1 – 6.0
Energy	25	27	0.1 – 8.0
Other commodities	9	25	0.1 – 2.0

1	Commodity futures contracts are determined by the initial cost of the contract

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
Contingent Features/Concentration of Credit Risk
All of the company’s derivative instruments are governed by International Swaps and Derivatives Association (i.e., ISDA) master agreements, requiring the company to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the company’s credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position was $40 million on March 30, 2013 and $40 million on June 30, 2012, for which the company has posted no collateral. If the credit-risk-related contingent features underlying these agreements were triggered on March 30, 2013 and June 30, 2012, the company would be required to post collateral of, at most, $40 million with its counterparties.
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

The carrying amounts of cash and equivalents, trade accounts receivables, accounts payable, derivative instruments and notes payable approximate fair values due to their short-term nature and are considered Level 1 based on the valuation inputs. The carrying value of derivative instruments approximate fair value but may be considered Level 1 or Level 2 based on the valuation inputs used (see balance sheet classification and fair value determination in the table presented later in this disclosure.) The fair value of the company’s long-term debt (considered Level 2), including the current portion, is estimated using discounted cash flows based on the company’s current incremental borrowing rates for similar types of borrowing arrangements.

	March 30, 2013		June 30, 2012
(In Millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current portion	$1,000	$949	$1,004	$944
Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet at March 30, 2013 and June 30, 2012 is as follows:

	Assets		Liabilities
	Other Current Assets		Accrued Liabilities-Other
(In millions)	March 30, 2013	June 30, 2012	March 30, 2013	June 30, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts (a)	$—	$—	$40	$40
Derivatives not designated as hedging instruments:
Foreign exchange contracts (a)	—	1	—	—
Total derivatives	$—	$1	$40	$40

(a)	Categorized as level 2: Fair value of level 2 assets and liabilities as of March 30, 2013 are nil and $40 million and at June 30, 2012 are $1 million and $40 million, respectively.
Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the quarters and nine months ended March 30, 2013 and March 31, 2012 follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter ended		Quarter ended		Quarter ended		Quarter ended
(In millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Cash Flow Derivatives:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$—	$—	$(17)	$(1)	$2	$(1)	$(15)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	—	(11)	6	(2)	6	(13)
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	—	—	(1)	—	(1)	—
Change in amount of gain (loss) expected to be reclassified into earnings during the next twelve months	—	—	—	(2)	6	5	6	3
Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	—	(116)	—	—	—	(116)
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	(28)	(239)	—	—	(28)	(239)
Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	—	—	—	—	—	—	—	—
Amount of hedged item gain (loss) recognized in earnings (e)	—	1	—	—	—	—	—	1
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	—	—	—	(1)	—	(1)
Amount of gain (loss) recognized in SG&A	—	—	—	3	—	2	—	5

(a)	Effective portion

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

(f)	The gain (loss) recognized from OCI into earnings is reported in gain on sale of discontinued operations.

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Nine Months ended		Nine Months ended		Nine Months ended		Nine Months ended
(In millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Cash Flow Derivatives:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$—	$—	$180	$7	$4	$7	$184
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	—	193	17	2	17	195
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	—	(2)	(1)	2	(1)	—
Amount of gain (loss) expected to be reclassified into earnings during the next twelve months	—	—	—	(5)	—	2	—	(3)
Net Investment Derivatives:
Amount of gain (loss) recognized in OCI (a)	—	—	—	311	—	—	—	311
Amount of gain (loss) recognized from OCI into earnings (f)	—	—	(28)	(446)	—	—	(28)	(446)
Fair Value Derivatives:
Amount of derivative gain (loss) recognized in earnings (e)	—	1	—	—	—	—	—	1
Amount of hedged item gain (loss) recognized in earnings (e)	—	4	—	—	—	—	—	4
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	—	—	3	(2)	3	(2)
Amount of gain (loss) recognized in SG&A	—	—	(1)	(15)	—	3	(1)	(12)

(a)	Effective portion

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

8. Pension and Other Postretirement Benefit Plans
The components of the net periodic benefit cost (benefit) for the pension and postretirement benefit plans for the third quarter and first nine months of 2013 and 2012 are as follows:

	Pension Plans
(In millions)	Third Quarter 2013	Third Quarter 2012	First Nine Months 2013	First Nine Months 2012
Service cost	$3	$3	$8	$7
Interest cost	17	17	52	54
Expected return on plan assets	(23)	(22)	(69)	(63)
Amortization of:
Net actuarial loss	1	1	4	3
Prior service cost	1	1	1	1
Settlement loss	—	—	1	—
Net periodic benefit cost (benefit)	$(1)	$—	$(3)	$2

	Postretirement Benefit Plans
(In millions)	Third Quarter 2013	Third Quarter 2012	First Nine Months 2013	First Nine Months 2012
Service cost	$1	$1	$2	$2
Interest cost	1	1	3	3
Net amortization and deferral	(3)	(3)	(7)	(7)
Net periodic benefit cost (benefit)	$(1)	$(1)	$(2)	$(2)
The defined benefit pension plans recognized income in the first nine months of 2013 versus expense in 2012 due to the increase in the expected return on plan assets, which results from the higher level of plan assets as of the beginning of this fiscal year due to improved asset returns during 2012.
During the nine months ended March 30, 2013, the company recognized a $1 million loss associated with the settlement of a defined benefit plan in Canada that was related to an entity that had previously been sold. The loss resulted from the recognition of the unamortized actuarial loss associated with this plan. The company also recognized a $3 million loss related to the payout of a portion of the surplus assets of this plan, which was in an overfunded position.
The company contributed approximately $5 million to its defined benefit pension plans related to continuing operations during the first nine months of 2013 and 2012. At the present time, the company expects to contribute approximately $1 million of additional cash to its defined benefit pension plans in the remainder of 2013. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates. As a result, the actual funding in 2013 may differ from the current estimate.
9. Income Taxes
The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Third Quarter		Nine Months
(In millions)	2013	2012	2013	2012
Continuing operations
Income before income taxes	$54	$34	$218	$38
Income tax expense (benefit)	12	7	69	(4)
Effective tax rate	22.3%	20.0%	31.7%	(11.7)%

Third quarter and first nine months of 2013
In the third quarter of 2013, the company recognized tax expense of $12 million on pretax income from continuing operations of $54 million, or an effective tax rate of 22.3%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $4 million of discrete tax items related to the following:

•	$3 million of tax benefit related to adjustments of prior year tax provision estimates

•	$1 million of tax benefit related to tax law change
In the first nine months of 2013, the company recognized tax expense of $69 million on pretax income from continuing operations of $218 million, or an effective tax rate of 31.7%. The tax expense and related effective tax rate on continuing operations was determined by applying a 33.9% estimated annual effective tax rate to pretax earnings and recognizing $4 million of discrete tax items. The discrete tax items relate to the following:

•	$3 million of tax benefit related to adjustments of prior year tax provision estimates.

•	$1 million of tax benefit related to tax law change.
Third quarter and first nine months of 2012
In the third quarter of 2012, the company recognized a tax expense of $7 million on pretax income from continuing operations of $34 million, or an effective tax rate of 20.0%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $3 million of discrete tax items related to the following:

•	$4 million of tax benefit primarily from the settlement of tax audits and expiration of statute of limitations in various state and local jurisdictions

•	$1 million of tax expense related to adjustments of prior year tax provision estimates
In the first nine months of 2012, the company recognized a tax benefit of $4 million on pretax income from continuing operations of $38 million, or a negative effective tax rate of 11.7%. The tax benefit and related effective tax rate on continuing operations was determined by applying a 3.5% estimated annual effective tax rate to pretax earnings and recognizing $4 million of discrete tax items. The 3.5% estimated annual effective tax rate was derived by considering the full year impact of estimated pretax charges for restructuring and other actions, a portion of which are non-deductible for tax purposes. The discrete items relate to the following:

•	$5 million of tax benefit primarily from the settlement of tax audits and expiration of statute of limitations in various state and local jurisdictions

•	$1 million of tax expense related to adjustments of prior year tax provision estimates
International Coffee and Tea Spin-off Adjustment
In the third quarter of 2013, the company recognized an adjustment to prior year tax provision estimates, a portion of which impacted the balances transferred as part of the spin-off of the international coffee and tea business. These adjustments related to the tax associated with the gain on previously taxed income and RSUs. An adjustment for $9 million to the spin-off of the international coffee and tea business was recognized in the retained earnings component of Stockholders' Equity.
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

The year-to-date net liability for unrecognized tax benefits declined from $74 million at June 30, 2012 to $73 million at March 30, 2013 as a result of the expiration of statutes of limitations in various state jurisdictions. At this time, the company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by $5 million - $30 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of tax audits currently in process and the expiration of statutes of limitations.
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
The company’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $2 million in 2012 and $3 million in 2011. For continuing operations, the company incurred withdrawal liabilities of $3 million in 2012 and an immaterial amount in 2011.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following is management’s discussion and analysis of the results of operations for the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 and a discussion of the changes in financial condition and liquidity during the first nine months of 2013. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – Third Quarter of 2013 compared with Third Quarter of 2012

•	Consolidated Results – First Nine Months of 2013 compared with First Nine Months of 2012

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Non-GAAP Financial Measures Definitions

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information
Business Overview
Our Business
Hillshire Brands is a manufacturer and marketer of high-quality, brand name food products. Virtually all of its sales are in the United States, where it is one of the leaders in meat-centric food solutions for the retail and foodservice markets. In the retail channel, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sausages and sandwiches, dinner sausages and lunchmeats as well as a variety of frozen baked products and specialty items including cakes and cheesecakes. These products are sold primarily to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat and bakery products to foodservice customers.
The company’s portfolio of brands includes Jimmy Dean, Ball Park, Hillshire Farm, State Fair, Sara Lee and Chef Pierre, as well as artisanal brands Aidells and Gallo.
Strategy
The company is focused on delivering long-term value creation through strengthening the core of its business through brand building and margin-accretive innovation; leveraging its heritage brand equities to extend into new adjacent categories; fueling growth by driving operating efficiencies; and evaluating opportunities to acquire on-trend brands that align with its strategy for value creation.
Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations. The results of the fresh bakery, refrigerated dough and foodservice beverage businesses in North America, and the international coffee and tea, household and body care businesses and the European and Australian bakery businesses are reported as discontinued operations. See Note 5 – “Discontinued Operations” for additional information.
Financial Statement Restatements
On August 1, 2012, D.E Master Blenders 1753 N.V. (DEMB) announced that it had discovered accounting irregularities involving previously issued financial results for its Brazilian operations, which would require the restatement of their previously issued financial statements for the periods from fiscal 2009 to 2012. The financial results of the Brazilian operations are reported as part of discontinued operations in the Hillshire Brands financial statements as a result of the spin-off of the international coffee and tea business. As such, Hillshire Brands has restated the historical financial results of its discontinued operations to reflect the correction of the accounting irregularities in the Brazilian operations.
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

Summary of Results
The business highlights include the following:

•
Reported operating income for the third quarter of 2013 was $65 million, which was $11 million, or 18.8%, higher than the prior year due in part to a $22 million net decrease in charges for restructuring actions, other significant items and the impact of business dispositions and exits. Adjusted operating income decreased $11 million, or 12.9%, due to a decline in operating segment income driven primarily by higher SG&A costs which were only partially offset by lower commodity costs, net of pricing actions. Investments in MAP increased 23% in the quarter with higher spending behind certain core brands and new products.

•
Net sales for the third quarter of 2013 were $924 million, which was $11 million, or 1.3%, lower than the prior year, while adjusted net sales, which exclude the impact of businesses that have been disposed of or exited, declined $8 million, or 1.0%. The decline in sales was driven by an unfavorable shift in sales mix and the impact of pricing actions in the Foodservice/Other business segment partially offset by higher volumes, particularly with respect to Jimmy Dean breakfast products and commodity turkey.

•
Diluted earnings per share from continuing operations for the third quarter increased from $0.23 in 2012 to $0.34 in 2013 due to a decline in accelerated depreciation and other significant items and lower interest expense partially offset by a higher effective tax rate. Adjusted EPS, which excludes the impact of significant items, decreased from $0.41 in 2012 to $0.35 in 2013 due to the decline in operating income, excluding significant items, and a higher effective tax rate. Average shares outstanding increased from 119 million to 124 million on a year-over-year basis due to the impact of the exercise of stock options and the accelerated vesting of restricted stock units.

•
Total cash flow from operating activities improved from a use of cash of $140 million in the first nine months of 2012 to a source of cash of $182 million for the first nine months of 2013. The most significant driver of the change was related to discontinued operations, which reported a use of cash of $289 million in 2012 versus a source of cash of $10 million in 2013. The year-over-year change was due to the completion of business dispositions during 2012. A $23 million increase in cash from operating activities related to continuing operations in the first nine months of 2013 was due to improved operating results and a decrease in cash interest and restructuring payments partially offset by an increase in cash used to fund working capital needs.

Consolidated Results – Third Quarter of 2013 Compared with Third Quarter of 2012
The following table summarizes net sales and operating income for the third quarter of 2013 and 2012 and certain items that affected the comparability of these amounts:

	Quarter ended
		March 31, 2012		Percent
Total Company Performance (In millions)	March 30, 2013	(As restated)	Change	Change
Net sales	$924	$935	$(11)	(1.3)%
Less: Increase / (decrease) in net sales from:
Dispositions	—	3	(3)
Adjusted net sales	$924	$932	$(8)	(1.0)%
Operating income	$65	$54	$11	18.8%
Less: Increase / (decrease) in operating income from:
Restructuring actions	$(10)	$(13)	$3
Accelerated depreciation	(3)	(17)	14
Impairment charges	(1)	—	(1)
Other significant items	6	—	6
Dispositions	1	1	—
Adjusted operating income	$72	$83	$(11)	(12.9)%

Net Sales
Net sales decreased by $11 million, or 1.3%. Adjusted net sales decreased by $8 million, or 1.0%, due to the negative impact of an unfavorable shift in sales mix, due to in large part to higher volumes for commodity turkey products, investments in innovations and the negative impact of pricing actions, which were partially offset by the favorable impact of higher volumes. Volumes for the quarter increased 0.4% due to higher volumes for Jimmy Dean breakfast products and commodity turkey.
The components of the percentage change in net sales as compared to the prior year are as follows:

Third Quarter 2013	Volumes	+	Mix	+	Price	+	Other	+	Divestitures	=	Net Sales Change
Net Sales Changes
Total Continuing Business	0.4%		(0.8)%		(0.2)%		(0.4)%		(0.3)%		(1.3)%
Operating Income
Operating income increased by $11 million, or 18.8%. The year-over-year net impact of the changes in restructuring charges, accelerated depreciation and the other factors identified in the table of operating results increased operating income by $22 million. Adjusted operating income declined $11 million, or 12.9%. Drivers of the decline included higher SG&A expenses related in part to the termination of transition services agreements related to recent business dispositions, an unfavorable shift in sales mix and the unfavorable impact of a $1 million decrease in unrealized commodity mark-to-market derivative gains versus the prior year. The negative impact of these items was partially offset by lower commodity costs, net of pricing actions, and higher volumes. MAP investment increased $7 million, or 23%, in the period behind increases for certain core brands and new products. General corporate expenses, excluding significant items, were unchanged as the favorable impact of lower IT, occupancy and certain employee benefit plan costs offset higher consulting costs related to efficiency initiatives.
Gross Margin
Gross margin dollars in the third quarter of 2013 increased $12 million over the prior year due to lower commodity costs, higher volumes and savings from continuous improvement programs which were only partially offset by an unfavorable shift in sales mix, increased investments behind new product innovations and pricing actions. The gross margin percent increased from 27.8% in the third quarter of 2012 to 29.4% in the third quarter of 2013 primarily due to the impact of lower commodity costs.
Selling, General and Administrative Expenses

	Quarter ended
(In millions)	March 30, 2013	March 31, 2012	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$39	$32	$7	22.6%
Other	148	140	8	5.7%
Total business segments	187	172	15	8.8%
General corporate expenses	16	30	(14)	(46.2)%
Mark-to-market derivative (gains) / losses	1	(1)	2	NM
Amortization of identifiable intangibles	1	1	—	—%
Total SG&A Expenses	$205	$202	$3	1.6%
Selling, general and administrative (SG&A) expenses increased by $3 million, or 1.6%. Measured as a percent of sales, SG&A expenses were 22.2% in 2013, an increase of 60 bps. over the 21.6% in 2012. SG&A expenses in the business segments increased by $15 million, or 8.8%, due to an increase in MAP investment and an increase in other administrative costs due in part to the termination of transition services agreements related to recent business dispositions. General corporate expenses were $14 million lower than the prior year due primarily to a reduction in charges for restructuring actions, the favorable impact of lower IT and certain employee benefit costs as well as lower occupancy costs associated with the company's new headquarters building. The year-over-year change in the mark-to-market gains/losses related to unrealized commodity derivatives increased SG&A expenses by $2 million.

Exit Activities and Other Significant Items
The reported results for the third quarter of 2013 and 2012 reflect amounts recognized for actions associated with the company’s ongoing business improvement and cost reduction programs and other exit and disposal actions. The amounts reported for exit activities, asset and business dispositions were $1 million in the third quarter of 2013 versus $4 million in the third quarter of 2012. As discussed in Note 6 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges in 2013 relate to severance costs while the charges in 2012 are primarily for contract termination costs.

Net Interest Expense
Net interest expense of $11 million in the third quarter of 2013 was $9 million lower than the third quarter of the prior year. The decline was due to the impact of the repayment of approximately $2 billion of debt during 2012 primarily using proceeds received from completed business dispositions as well as the transfer of $650 million of debt to DEMB as part of the spin-off of the international coffee and tea business.
Income Tax Expense
Note 9 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Third Quarter
(In millions)	2013	2012
Continuing operations
Income before income taxes	$54	$34
Income tax expense (benefit)	12	7
Effective tax rate	22.3%	20.0%
In the third quarter of 2013, the company recognized tax expense of $12 million on pretax income from continuing operations of $54 million, or an effective tax rate of 22.3%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $4 million of discrete tax items related to the following:

•	$3 million of tax benefit related to adjustments of prior year tax provision estimates

•	$1 million of tax benefit related to tax law change
In the third quarter of 2012, the company recognized tax expense of $7 million on pretax income from continuing operations of $34 million, or an effective tax rate of 20.0%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $3 million of discrete tax items related to the following:

•	$4 million of tax benefit primarily from the settlement of tax audits and expiration of statute of limitations in various state and local jurisdictions

•	$1 million of tax expense related to adjustments of prior year tax provision estimates
Income from Continuing Operations and Diluted Earnings per Share (EPS)
Income from continuing operations in the third quarter of 2013 was $42 million, an increase of $15 million, or 52.2%, over the comparable period of the prior year due to the improvement in operating income on an as reported basis, which was the result of a decrease in restructuring related charges, and lower net interest expense partially offset by higher income taxes.
Diluted EPS from continuing operations increased from $0.23 in the third quarter of 2012 to $0.34 in the third quarter of 2013 due to the increase in operating income noted above. Adjusted EPS, which excludes the impact of significant items, decreased from $0.41 in 2012 to $0.35 in 2013 due to a decline in operating segment income. Diluted EPS in 2013 were negatively impacted by the higher average shares outstanding. The average shares outstanding increased from 119 million in 2012 to 124 million in 2013 due to the exercise of stock options and the accelerated vesting of RSUs as a result of the spin-off of the international coffee and tea business.
Discontinued Operations
Income (loss) from discontinued operations – Income from discontinued operations for the third quarter was $24 million lower than the comparable period of the prior year. The year over year decline is due to the completion of the disposition of all of the discontinued operations, with the exception of the Australian bakery business, prior to the end of 2012. The income reported in 2013 primarily relates to adjustments to the prior year tax provision estimates associated with prior business dispositions, whereas the results in 2012 include the operating results of businesses that had been sold prior to the end of 2012. See Note 5 – “Discontinued Operations ” for additional information.

Gain (loss) on sale of discontinued operations – In the third quarter of 2013, the company recognized a pretax gain of $60 million ($47 million after tax) related to the sale of the Australian bakery business, as well as adjustments associated with the North American fresh bakery operation and adjustments to the prior year tax estimates associated with previous dispositions. In the third quarter of 2012, the company recognized a pretax loss of $29 million ($58 million after tax) related to the completion of the disposition of its European bakery business and a portion of its air care and other household and body care businesses, as well as an adjustment to the gain on the sale of its North American fresh bakery business. Further details regarding these transactions are included in Note 5, “Discontinued Operations.”

Net Income (Loss) and Diluted Earnings per Share (EPS)
In the third quarter of 2013, the company reported net income of $93 million versus a loss of $3 million in the comparable period of the prior year. The change in net income was primarily driven by an $81 million increase in the results related to discontinued operations. As noted above, the prior year included a $58 million loss on the sale of businesses while the current year includes a $47 million gain on sale of businesses. In addition, income from continuing operations increased by $15 million due to the increase in operating income and lower interest expense. Net income attributable to Hillshire Brands was $93 million in the third quarter of 2013 compared to a loss of $3 million in the third quarter of 2012.
Diluted EPS was $0.75 in the third quarter of 2013 as compared to a loss of $0.02 per share in the third quarter of 2012. Diluted EPS were negatively impacted by higher average shares outstanding during the third quarter of 2013, which resulted from the exercise of stock options and the accelerated vesting of RSUs as a result of the spin-off of the international coffee and tea business.

Consolidated Results – First Nine Months of 2013 Compared with First Nine Months of 2012
The following table summarizes net sales and operating income for the first nine months of 2013 and 2012 and certain items that affected the comparability of these amounts:

	Nine Months ended
Total Company Performance (In millions)	March 30, 2013	March 31, 2012	Change	Percent Change
Net sales	$2,958	$2,975	$(17)	(0.6)%
Less: Increase / (decrease) in net sales from:
Dispositions	—	55	(55)
Adjusted net sales	$2,958	$2,920	$38	1.3%
Operating income	$248	$101	$147	NM
Less: Increase / (decrease) in operating income from:
Restructuring actions	$(36)	$(112)	$76
Income from asset dispositions	6	—	6
Accelerated depreciation	(24)	(29)	5
Impairment charges	(1)	(14)	13
Other significant items	3	7	(4)
Dispositions	—	8	(8)
Adjusted operating income	$300	$241	$59	24.6%
Net Sales
Net sales decreased by $17 million or 0.6% due to the impact of businesses that have been exited or divested. Adjusted net sales increased by $38 million, or 1.3%, due to the favorable impact of a 2.3% increase in volumes partially offset by an unfavorable shift in sales mix and pricing actions.

The components of the percentage change in net sales as compared to the prior year are as follows:

First Nine Months of 2013	Volumes	+	Mix	+	Price	+	Other	+	Divestitures	=	Net Sales Change
Net Sales Changes
Total Continuing Business	2.3%		(0.5)%		(0.4)%		(0.1)%		(1.9)%		(0.6)%
Operating Income
Operating income increased by $147 million. The year-over-year net impact of the changes in restructuring charges, accelerated depreciation and the other factors identified in the table of operating results increased operating income by $88 million. Adjusted operating income increased $59 million, or 24.6%. The increase in adjusted operating income was due in part to an increase in operating segment income, driven by lower commodity costs and higher volumes, and a decrease in general corporate expenses. General corporate expenses, excluding restructuring actions and other significant items, declined primarily due to the impact of headcount reductions, lower IT costs and other cost savings initiatives.

Gross Margin
Gross margin dollars in the first nine months of 2013 increased $67 million over the prior year due to lower commodity costs and higher volumes, which were only partially offset by pricing actions and an unfavorable shift in sales mix. The gross margin percent increased from 27.9% in the first nine months of 2012 to 30.4% in the first nine months of 2013 primarily due to the impact of lower commodity costs.
Selling, General and Administrative Expenses

	Nine Months ended
(In millions)	March 30, 2013	March 31, 2012	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$127	$109	$18	16.1%
Other	441	443	(2)	(0.4)%
Total business segments	568	552	16	2.8%
General corporate expenses	70	93	(23)	(24.7)%
Mark-to-market derivative (gains) / losses	1	(2)	3	NM
Amortization of identifiable intangibles	3	3	—	(11.6)%
Total SG&A Expenses	$642	$646	$(4)	(0.7)%
Selling, general and administrative expenses decreased by $4 million, or 0.7%. Measured as a percent of sales, SG&A expenses remained unchanged at 21.7% in both periods. SG&A expenses in the business segments increased $16 million, or 2.8%, due to higher MAP investment which was only partially offset by a decrease in other selling and distribution costs. General corporate expenses were $23 million lower in 2013 due in part to a decline in net charges for restructuring actions and charges related to a litigation accrual which were only partially offset by the unfavorable year-over-year impact of a $15 million gain recognized in the prior year associated with the settlement of a tax dispute with Hanesbrands Inc. Excluding significant items, general corporate expenses declined $17 million primarily due to the favorable impact of headcount reductions, lower IT costs and other cost savings initiatives. The mark-to-market derivative gains/losses related to unrealized commodity derivatives increased SG&A expenses by $3 million.
Exit Activities and Other Significant Items
The reported results for the first nine months of 2013 and 2012 reflect amounts recognized for actions associated with the company’s ongoing business improvement and cost reduction program and other exit and disposal actions. The amounts reported for exit activities, asset and business dispositions were charges of $7 million in the first nine months of 2013 versus $70 million in the first nine months of 2012. As discussed in Note 6 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges in 2013 relate to lease termination costs net of gains related to the disposition of manufacturing facilities that had been held for sale, while the charges in 2012 are primarily for contract termination costs and employee severance costs associated with headcount reductions.

Net Interest Expense
Net interest expense of $30 million in the first nine months of 2013 was $33 million lower than the first nine months of the prior year due to the repayment of approximately $2 billion of debt during 2012 primarily using proceeds received from the completed business dispositions as well as the transfer of $650 million of debt to DEMB as part of the spin-off of the international coffee and tea business.
Income Tax Expense
Note 9 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Nine Months
(In millions)	2013	2012
Continuing operations
Income before income taxes	$218	$38
Income tax expense (benefit)	69	(4)
Effective tax rate	31.7%	(11.7)%
In the first nine months of 2013, the company recognized tax expense of $69 million on pretax income from continuing operations of $218 million, or an effective tax rate of 31.7%. The tax expense and related effective tax rate on continuing operations were determined by applying a 33.9% estimated annual effective tax rate to pretax earnings and recognizing $4 million of discrete tax items. The discrete tax items relate to the following:

•	$3 million of tax benefit related to adjustments of prior year tax provision estimates.

•	$1 million of tax benefit related to tax law change.
In the first nine months of 2012, the company recognized a tax benefit of $4 million on pretax income from continuing operations of $38 million, or an effective tax rate of negative 11.7%. The tax benefit and related effective tax rate on continuing operations was determined by applying a 3.5% estimated annual effective tax rate to pretax earnings and recognizing $4 million of discrete tax items. The discrete items relate to the following:

•	$5 million of tax benefit primarily from the settlement of tax audits and expiration of statute of limitations in various state and local jurisdictions.

•	$1 million of tax expense related to adjustments of prior year tax provision estimates.
Income from Continuing Operations and Diluted Earnings per Share (EPS)
Income from continuing operations in the first nine months of 2013 was $149 million as compared to $42 million in the prior year. The $107 million increase in earnings was due to the improvement in operating segment results, and a decrease in restructuring and impairment charges and lower net interest expense partially offset by higher income taxes.
Diluted EPS from continuing operations increased from $0.36 in the first nine months of 2012 to $1.21 in the first nine months of 2013 due to the increase in operating income noted above. Adjusted EPS, which excludes the impact of significant items, increased from $1.14 in 2012 to $1.46 in 2013. Diluted EPS in 2013 were negatively impacted by higher average shares outstanding. The average shares outstanding increased from 119 million in 2012 to 123 million in 2013 due to the exercise of stock options and the accelerated vesting of RSUs as a result of the spin-off of the international coffee and tea business.
Discontinued Operations
Income (loss) from discontinued operations – Discontinued operations reported income of $13 million in 2013 versus a loss of $195 million in 2012. The year-over-year change was due to the completion of the disposition of most of the businesses that were part of discontinued operations prior to the end of 2012. The results in 2013 relate to the Australian bakery operations, which were disposed of in February 2013, as well as adjustments of prior year tax provision estimates related to prior year business dispositions. In the first nine months of 2012, the loss was primarily related to the results of the European bakery operations which includes a $341 million after tax impairment charge. The results of the discontinued operations in 2012 also include a $186 million tax benefit related to tax basis differences associated with the North American Fresh Bakery and European Bakery assets as well as $185 million of tax expense associated with the international coffee and tea business, which includes $78 million of discrete tax items.
Gain on sale of discontinued operations – In the first nine months of 2013, the company recognized a $49 million gain related to the sale of the Australian bakery business, as well as a final purchase price adjustment associated with the North American fresh bakery operation, a gain on the sale of manufacturing facilities related to the sale of the North American foodservice beverage operations and adjustments to the prior year tax provision estimates associated with previous business dispositions. In the first nine months of 2012, the company completed the disposition of its fresh bakery, foodservice beverage and refrigerated dough businesses in North America, as well as, its European bakery business, its non-European insecticides businesses and a portion of the shoe care and air care businesses. It recognized a total pretax gain of $769 million ($402 million after tax). The tax provision on the refrigerated dough disposition was negatively impacted by a book/tax basis difference related to $254 million of goodwill that is not deductible. The tax provision recognized on the sale of the European bakery businesses was impacted by $140 million of cumulative translation adjustments that had no tax basis. Further details regarding these transactions are included in Note 5, “Discontinued Operations.”
Net Income and Diluted Earnings per Share (EPS)
For the first nine months of 2013, the company reported net income of $211 million versus net income of $249 million for the comparable period of the prior year. The $38 million, or 15.3%, decrease in net income was driven by the decline in results related to discontinued operations as a result of completion of all of the dispositions of the businesses classified as discontinued operations before the end of 2012. As noted above, the 2012 results for discontinued operations also included $358 million of impairment charges primarily related to the European bakery operations. Partially offsetting the decline related to discontinued operations was a $107 million increase in income related to continuing operations. The results for continuing operations improved due to an increase in operating segment income as well as a reduction in charges for exit activities and impairment charges and lower interest expense. The net income attributable to Hillshire Brands was $211 million in the first nine months of 2013 compared to $246 million in the first nine months of 2012.
Diluted EPS was $1.72 in the first nine months of 2013 as compared to $2.07 per share in the first nine months of 2012. Diluted EPS were impacted by higher average shares outstanding during the first nine months of 2013, which resulted from the exercise of stock options and the accelerated vesting of RSUs as a result of the spin-off of the international coffee and tea business.

Operating Results by Business Segment
Net sales and income before income taxes by business segment for 2013 and 2012 are as follows:

	Net Sales
	Quarter ended		Nine Months ended
(In millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Retail	$692	$691	$2,188	$2,150
Foodservice/Other	232	244	770	831
Total business segments	924	935	2,958	2,981
Intersegment sales	—	—	—	(6)
Total net sales	$924	$935	$2,958	$2,975

	Income from Continuing Operations before Income Taxes
	Quarter ended		Nine Months ended
(In millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Retail	$74	$73	$272	$202
Foodservice/Other	8	16	61	70
Total operating segment income	82	89	333	272
General corporate expense	(16)	(35)	(83)	(168)
Mark-to-market derivative gains/(losses)	—	1	1	—
Amortization of intangibles	(1)	(1)	(3)	(3)
Total operating income	65	54	248	101
Net interest expense	(11)	(20)	(30)	(63)
Income from continuing operations before income taxes	$54	$34	$218	$38

The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total company:

Third Quarter 2013	Volumes	+	Mix	+	Price	+	Other [1]	+	Divestitures	=	Net Sales Change
Net Sales Changes
Retail	—%		0.1%		0.2%		(0.3)%		—%		—%
Foodservice/Other	1.3%		(3.2)%		(1.3)%		(0.7)%		(1.1)%		(5.0)%
Total Continuing Business	0.4%		(0.8)%		(0.2)%		(0.4)%		(0.3)%		(1.3)%

First Nine Months of 2013	Volumes	+	Mix	+	Price	+	Other [1]	+	Divestitures	=	Net Sales Change
Net Sales Changes
Retail	1.2%		0.7%		(0.2)%		0.1%		—%		1.8%
Foodservice/Other	4.5%		(3.7)%		(1.2)%		(0.4)%		(6.5)%		(7.3)%
Total Continuing Business	2.3%		(0.5)%		(0.4)%		(0.1)%		(1.9)%		(0.6)%

1 Other changes in net sales may include slotting fees and distressed sales adjustments.

The following tables summarize the net sales and operating segment income for each of the business segments for 2013 and 2012 and certain items that affected the comparability of these amounts:
Retail

	Quarter ended				Nine Months ended
(In millions)	March 30, 2013	March 31, 2012	Change	Percent Change	March 30, 2013	March 31, 2012	Change	Percent Change
Net Sales	$692	$691	$1	—%	$2,188	$2,150	$38	1.8%
Adjusted Net Sales	$692	$691	$1	—%	$2,188	$2,150	$38	1.8%
Operating segment income	$74	$73	$1	1.9%	$272	$202	$70	35.0%
Less: Increase/(decrease) in operating segment income from
Restructuring actions	$—	—	$—		$—	$(8)	$8
Income from asset dispositions	—	—	—		3	—	3
Accelerated depreciation	(1)	(6)	5		(2)	(18)	16
Impairment charges	(1)	—	(1)		(1)	—	(1)
Adjusted operating segment income	$76	$79	$(3)	(3.3)%	$272	$228	$44	19.7%
Gross margin %	32.1%	29.7%		2.4%	32.7%	29.2%		3.5%
Third Quarter –
Net sales and adjusted net sales were virtually unchanged versus the prior year as the impact of pricing actions and a favorable shift in sales mix were offset by increased investments behind new product innovations. Unit volumes were unchanged as higher volumes for Jimmy Dean breakfast sandwiches and sausages and the newly launched Ball Park burgers offset volume declines for Ball Park hot dogs, Hillshire Farm lunchmeat, deli meats and frozen sweet goods. Pricing actions, net of trade promotions increased sales by 0.2% versus the prior year.
Operating segment income increased by $1 million, or 1.9%, while adjusted operating segment income decreased by $3 million, or 3.3%. The decrease in adjusted operating segment income was due to the impact of higher SG&A expenses partially offset by lower commodity costs, a favorable shift in sales mix and pricing actions. The increase in SG&A costs was due in part to the termination of transition services agreements associated with business dispositions. MAP investments increased in the quarter driven by higher spending behind certain core brands and new products.

First Nine Months –
Net sales and adjusted net sales increased by $38 million, or 1.8%, as a result of increased volumes and an improved sales mix partially offset by pricing actions. Unit volumes increased 1.2% due to higher volumes for Jimmy Dean breakfast sandwiches and sausages, the newly launched Ball Park burgers and Aidells specialty sausages partially offset by volume declines in Sara Lee deli meats, Ball Park hot dogs, Hillshire Farm smoked sausage and frozen sweet goods. Pricing actions, net of trade promotions, decreased net sales by 0.2%.
Operating segment income increased by $70 million, or 35.0%, while adjusted operating segment income increased by $44 million, or 19.7%. The increase in adjusted operating segment income was due to the impact of lower commodity costs net of pricing actions, higher volumes and a favorable shift in sales mix partially offset by an increase in SG&A expenses. MAP investment also increased in the period.

Foodservice/Other

	Quarter ended				Nine Months ended
(In millions)	March 30, 2013	March 31, 2012	Change	Percent Change	March 30, 2013	March 31, 2012	Change	Percent Change
Net sales	$232	$244	$(12)	(5.0)%	$770	$831	$(61)	(7.3)%
Less: Increase / (Decrease) in net sales from dispositions	—	3	(3)		—	55	(55)
Adjusted net sales	$232	$241	$(9)	(3.9)%	$770	$776	$(6)	(0.8)%
Operating segment income	$8	$16	$(8)	(47.3)%	$61	$70	$(9)	(12.6)%
Less: Increase/(decrease) in operating segment income from
Restructuring actions	$—	$—	$—		$—	$(2)	$2
Income from asset dispositions	1	—	1		3	—	3
Accelerated depreciation	(2)	(1)	(1)		(4)	(1)	(3)
Disposition	—	1	(1)		—	8	(8)
Adjusted operating segment income	$9	$16	$(7)	(41.5)%	$62	$65	$(3)	(3.1)%
Gross margin %	20.8%	22.5%		(1.7)%	23.4%	24.7%		(1.3)%
Third Quarter–
Net sales decreased by $12 million, or 5.0%, while adjusted net sales, which exclude the results of businesses that have been exited, decreased by $9 million, or 3.9%. The decrease in adjusted net sales was due to an unfavorable shift in sales mix, driven by increased sales of commodity turkey products as well as a shift in sales toward distribution channels with lower margins and pricing actions that decreased sales by 1.3%. These negative impacts on sales were only partially offset by higher volumes. Overall, net unit volumes increased 1.3% due in large part to higher volumes for commodity turkey products partially offset by lower foodservice bakery volumes, due to demand softness caused by the continued decline in out-of-home dessert consumption.
Operating segment income decreased by $8 million while adjusted operating segment income decreased by $7 million, or 41.5%, due to the impact of an unfavorable shift in sales mix, pricing actions net of lower commodity costs, and higher bakery manufacturing costs related to our compliance with new food safety guidelines partially offset by the positive impact of higher volumes.
First Nine Months–
Net sales decreased by $61 million, or 7.3%, while adjusted net sales, which exclude the results of businesses that have been exited, decreased by $6 million, or 0.8%. The decline in adjusted net sales was due to the negative impact of an unfavorable shift in sales mix due to an increase in sales of commodity turkey products and pricing actions that decreased sales by 1.2% partially offset by the impact of higher volumes. Overall, net unit volumes increased 4.5% due in large part to higher commodity turkey volumes and higher foodservice meat volumes. These volume increases were partially offset by lower bakery volumes, due to demand softness caused by the continued decline in out-of-home dessert consumption and the negative impact of recently completed manufacturing plant upgrades on production capacity and product availability.

Operating segment income decreased by $9 million, or 12.6%, while adjusted operating segment income decreased by $3 million, or 3.1%, due to the impact of an unfavorable shift in sales mix and higher bakery manufacturing costs related to our compliance with new food safety guidelines partially offset by the favorable impact of higher volumes, lower commodity costs net of pricing actions and lower SG&A costs.

Financial Condition
The Consolidated Statement of Cash Flows for the first nine months of 2013 and 2012 includes amounts related to discontinued operations. See Note 5 – “Discontinued Operations” for additional information.
Cash received from (used in) Operating Activities
The cash generated from operating activities by discontinued operations in 2013 did not have a significant impact on the total cash generated as the majority of the business dispositions were completed prior to the end of 2012. However, discontinued operations had a significant impact on the cash flows from operating activities in the first nine months of 2012. The cash from operating activities generated by continuing and discontinued operations is summarized in the following table:

	Nine Months ended
(In millions)	March 30, 2013	March 31, 2012
Cash from (used in) Operating Activities:
Continuing Operations	$172	$149
Discontinued Operations	10	(289)
Total	$182	$(140)
The cash from operating activities increased by $322 million versus the prior year due primarily to the change in cash generated from operating activities related to discontinued operations. In 2013, discontinued operations generated $10 million of cash from operating activities related to the Australian bakery operations. In 2012, $289 million of cash was used by discontinued operations, which included the international coffee and tea operations, the North American fresh bakery operations and several other businesses that were disposed of before the end of 2012. The use of cash by discontinued operations in the first nine months of the prior year was driven in large part by significant pension contributions related to the international coffee and tea businesses. The cash from operating activities related to continuing operations increased by $23 million due to improved operating results as well as a decrease in cash paid for interest and restructuring actions partially offset by an increase in the use of cash associated with working capital, primarily inventory and accounts payable.
Cash received from (used in) Investing Activities
The cash used by investing activities was $7 million in the first nine months of 2013 as compared to a source of cash of $1.7 billion in 2012. The year-over-year change was due to a $1.9 billion decrease in the proceeds received from business and asset dispositions. In the first nine months of 2013, the company received $96 million of proceeds related to the disposition of its Australian bakery business and several manufacturing facilities that had been held for sale, whereas in the first nine months of the prior year, the company completed the disposition of several businesses including its North American fresh bakery, foodservice beverage and refrigerated dough businesses and its international European bakery and non-European insecticides business and received $2.0 billion in proceeds. The cash received from derivative transactions declined by $46 million, due primarily to a decrease in cash received on the settlement of foreign exchange derivative contracts. The decrease in the sources of cash were partially offset by a $90 million reduction in expenditures for the purchase of property and equipment due to the decline in capital expenditures related to discontinued operations as the current year amount primarily represents the expenditures related to continuing operations while the prior year includes a significant amount of capital expenditures related to discontinued businesses that were sold prior to the end of 2012. The $174 million decline in cash paid for the purchase of software and other intangibles was related to the $153 million paid to acquire the remaining ownership interest in the Senseo coffee trademark, which was subsequently transferred to DEMB as part of the spin-off of the international coffee and tea business. The $29 million in expenditures for business acquisitions in 2012 related to beverage companies that were subsequently transferred to DEMB as part of the spin-off of the international coffee and tea business.
Cash received from (used in) Financing Activities
Net cash received from financing activities in 2013 was $6 million versus a use of cash of $802 million in the prior year. The year-over-year change was due to a reduction in repayments of debt and dividend payments. The cash received from financing activities in the current year relates to the proceeds from the issuance of common stock as a result of the exercise of stock options, which were $20 million lower than the prior year. There were no new borrowings of debt in 2013 and only $5 million of repayments due in part to the fact that the company had just completed the spin-off of its international coffee and tea operations in June 2012 which involved significant debt repayments and the transfer of debt to the new company. In the first nine months of 2012, the company had net repayments of short-term and long-term debt of $651 million, which included the payment of $156 million related to derivatives associated with this debt. In 2012, there was $10 million of cash paid to acquire a non-controlling interest portion of a business prior to the disposition of the entire business. The dividends paid in the first nine months of 2013 were $31 million and represent the first two quarterly dividends of Hillshire Brands, whereas the $203 million of dividends paid represent two quarterly dividends paid in the first nine months of 2012, prior to the spin off of the international coffee and tea operations.
Liquidity
Cash and Equivalents
The company had cash and cash equivalents on the balance sheet at March 30, 2013 of $416 million, which was $181 million higher than the balance at June 30, 2012. The primary sources of the additional cash were the cash generated from operating activities as well as the proceeds received from the disposition of the Australian bakery business and stock option exercises.
Credit Facility and Credit Ratings
The company has a $750 million credit facility that expires in June 2017. The credit facility has an annual fee of 0.15% as of March 30, 2013 and pricing under this facility is based on the company’s current credit rating. At March 30, 2013, the company did not have any borrowings outstanding under this facility, but it did have approximately $57 million of letters of credit outstanding under this credit facility. The facility does not mature or terminate upon a credit rating downgrade.
The company’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as, affirmative, negative and financial covenants with which the company is in compliance as of March 30, 2013. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended March 30, 2013, the company’s interest coverage ratio was 9.8 to 1.0.
The financial covenants also include a requirement to maintain a leverage ratio of not more than 3.50 to 1.00. The leverage ratio is based on the ratio of consolidated total indebtedness to an adjusted consolidated EBITDA. For the 12 months ended March 30, 2013, the leverage ratio was 2.0 to 1.0.
The company’s credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of March 30, 2013 are shown in the table below. These ratings remain unchanged from the previous year end.

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

Debt
The company’s total long-term debt of $949 million at March 30, 2013 remained virtually unchanged from the previous year end balance of $944 million. The company’s total long-term debt is due to be repaid as follows: nil in the remainder of 2013, $19 million in 2014, $91 million in 2015, $400 million in 2016, nil in 2017 and 2018 and $439 million thereafter. Debt obligations are expected to be satisfied with cash on hand or the issuance of new debt.

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
Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the company’s long-term debt is virtually all fixed-rate debt as of March 30, 2013 and June 30, 2012. The company monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.
Leases
The company has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations for continuing operations are scheduled to be paid as follows: $6 million in the remainder 2013, $19 million in 2014, $12 million in 2015, $10 million in 2016, $9 million in 2017, $9 million in 2018 and $78 million, thereafter. The company is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The company continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $2 million in the remainder of 2013, $9 million in 2014, $8 million in 2015, $1 million in 2016, and nil thereafter.
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
The company contributed $5 million in the first nine months of 2013 to these defined benefit pension plans. The company anticipates that it will make approximately $6 million - $7 million of cash contributions for the entire fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors. As a result, actual funding in 2013 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 to the Consolidated Financial Statements – “Defined Benefit Pension Plans,” that are included in the company’s 2012 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.
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
The company’s regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $2 million in 2012 and $3 million in 2011. For continuing operations, the company incurred withdrawal liabilities of $3 million in 2012 and an immaterial amount in 2011.
Restructuring Action Liabilities
The company has recognized amounts for various restructuring charges. At March 30, 2013, the company had recognized cumulative liabilities of approximately $50 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the company expects a significant portion of these amounts will be paid over the next twelve months.
Cost Savings Initiatives

In June 2012, the company announced that it expected to deliver $100 million of savings between 2013 and 2015. At that time, initiatives to deliver $65 million of savings had been identified. The company has now identified the remaining $35 million of cost savings, as well as approximately $45 million of additional savings through 2016. The cost savings are expected to result from improved revenue management, supply chain and support processes. The company expects to recognize cash charges of approximately $80 million to $100 million between 2013 and 2016. Non-cash charges may also be recognized as the initiatives are implemented. The company expects to recognize approximately $20 million of cash charges in 2013 related to these new cost savings initiatives. When fully implemented, these initiatives are expected to deliver ongoing annual savings of $80 million.
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
The material guarantees for which the maximum potential amount of future payments can be determined include the company’s contingent liability on leases on property operated by others and the company’s guarantees of certain third-party debt. These debt guarantees require the company to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the company could be required to make in the event that these third parties default on their debt obligations is approximately $17 million. At the present time, the company does not believe it is probable that any of these third parties will default on the amount subject to guarantee.
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

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. Many of the commodities we use, including pork, beef, poultry, packaging, energy, cheese, fruit, seasoning blends, flour and sugar have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings. During the first nine months of 2013, commodity costs, excluding mark-to-market derivative gains/losses, decreased over the prior year. The benefit of lower commodity costs was partially offset by price reductions. The company expects a slight increase in commodity costs in the fourth quarter of 2013 and expects commodity costs to increase into 2014.
Interest Rate and Commodity Risks
To mitigate the risk from interest rate and commodity price fluctuations, the company enters into various hedging transactions. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.
Interest Rates—The company used interest rate swaps to modify its exposure to interest rate movements, reduce borrowing costs and to lock in interest rates on anticipated debt issuances. Interest rate risk management was accomplished through the use of swaps to modify interest payments under these instruments. During 2012, the company had market risk sensitive instruments related to interest rates, due to floating and fixed rate debt. The company’s net exposure to interest rate risk consisted of floating rate instruments that were benchmarked to U.S. short-term money market interest rates. During 2012, the company settled all interest rate swaps, as a result of the settlement of virtually all variable rate debt. As of March 30, 2013, the company has no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on virtually 100% of the company’s long-term debt. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates, which would result in a maximum potential loss of approximately $7 million. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar maturities.
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

In millions	Third quarter 2013	Year end 2012
Effect of a 10% change in Market Price:
Grains & Oilseeds	$5	$7
Energy	3	2
Other Commodities	1	2

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
Significant Items Affecting Comparability
The reported results for 2013 and 2012 reflect amounts recognized for restructuring actions and other significant amounts that impact comparability. “Significant items” are income or charges (and related tax impact) that management believes have had or are likely to have a significant impact on the earnings of the applicable business segment or on the total company for the period in which the item is recognized, are not indicative of the company’s core operating results and affect the comparability of underlying results from period to period. Significant items may include, but are not limited to: charges for exit activities; various restructuring programs; spin-off related costs; impairment charges; pension partial withdrawal liability charges; benefit plan curtailment/settlement gains and losses; workers' compensation deposit adjustment; tax charges on deemed repatriated earnings; tax costs and benefits resulting from the disposition of a business; impact of tax law changes; changes in tax valuation allowances and favorable or unfavorable resolution of open tax matters based on the finalization of tax authority examinations or the expiration of statutes of limitations.

The impact of significant items on net income and diluted earnings per share is summarized below:

	Quarter Ended March 30, 2013			Quarter Ended March 31, 2012
In millions, except per share data	Pretax Impact	Net Income (Loss) Attributable to Hillshire Brands(2)	Diluted EPS Impact (1)	Pretax Impact	Net Income (Loss) Attributable to Hillshire Brands(2)	Diluted EPS Impact (1)
Continuing operations:
Restructuring actions:
Severance/retention charges	$(1)	$(1)	$—	$(2)	$(1)	$(0.01)
Lease & contractual obligation exit costs	—	—	—	(3)	(2)	(0.02)
Consulting, advisory & other costs	(9)	(5)	(0.05)	(8)	(11)	(0.09)
Income from asset dispositions	1	1	—	—	—	—
Accelerated depreciation	(3)	(2)	(0.01)	(17)	(11)	(0.09)
Total restructuring actions	(12)	(7)	(0.06)	(30)	(25)	(0.20)
Impairment charges	(1)	(1)	(0.01)	—	—	—
Pension settlement/withdrawal/other	(1)	(1)	(0.01)	—	—	—
Workers' compensation deposit adjustment	7	5	0.04	—	—	—
Impact of significant items on income (loss) from continuing operations before significant tax matters	(7)	(4)	(0.04)	(30)	(25)	(0.20)
Tax audit settlement/reserve adjustments	—	3	0.02	—	4	0.03
Impact of significant items on income (loss) from continuing operations	(7)	(1)	(0.01)	(30)	(21)	(0.18)
Discontinued operations:
Severance/retention charges	(1)	(1)	—	(10)	(8)	(0.07)
Lease & contractual obligation exit costs	—	—	—	(74)	(56)	(0.47)
Consulting, advisory & other costs	—	—	—	(24)	(8)	(0.07)
Gain on sale of discont’d operations	60	47	0.38	(29)	(58)	(0.48)
Tax basis difference adjustment	—	—	—	—	(3)	(0.03)
Tax audit settlement/reserve adjustments	—	1	0.01	—	36	0.31
Tax valuation allowance adjustment	—	—	—	—	1	0.01
Tax on unremitted earnings	—	—	—	—	(5)	(0.04)
Significant items impacting discontinued operations	59	47	0.38	(137)	(101)	(0.84)
Impact of significant items on net income (loss) attributable to Hillshire Brands	$52	$46	$0.37	$(167)	$(122)	$(1.01)
Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(2)			$(7)
Selling, general and administrative expenses	(3)			(19)
Impairment charges	(1)			—
Exit and business dispositions	(1)			(4)
Total	$(7)			$(30)
Diluted earnings per share – cont. operations:
As reported			$0.34			$0.23
Less: impact of significant items			(0.01)			(0.18)
Adjusted earnings per share			$0.35			$0.41
Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

(2)	Taxes computed at applicable statutory rates.

	Nine Months Ended March 30, 2013			Nine Months Ended March 31, 2012
In millions, except per share data	Pretax Impact	Net Income (Loss) Attributable to Hillshire Brands(2)	Diluted EPS Impact (1)	Pretax Impact	Net Income (Loss) Attributable to Hillshire Brands(2)	Diluted EPS Impact (1)
Continuing operations:
Restructuring actions:
Severance/retention charges	$(1)	$(1)	$—	$(20)	$(13)	$(0.10)
Lease & contractual obligation exit costs	(13)	(8)	(0.07)	(53)	(34)	(0.28)
Consulting, advisory & other costs	(22)	(14)	(0.12)	(39)	(35)	(0.29)
Income from asset dispositions	6	4	0.03	—	—	—
Accelerated depreciation	(24)	(15)	(0.12)	(29)	(18)	(0.16)
Total restructuring actions	(54)	(34)	(0.28)	(141)	(100)	(0.84)
Gain on HBI tax settlement	—	—	—	15	15	0.12
Impairment charges	(1)	(1)	(0.01)	(14)	(9)	(0.07)
Litigation accrual	—	—	—	(11)	(7)	(0.06)
Pension settlement/withdrawal/other	(4)	(3)	(0.02)	—	—	—
Tax indemnification accrual adjustment	—	—	—	3	4	0.03
Workers' compensation deposit adjustment	7	5	0.04	—	—	—
Impact of significant items on income (loss) from continuing operations before significant tax matters	(52)	(33)	(0.27)	(148)	(97)	(0.81)
Tax audit settlement/reserve adjustments	—	3	0.02	—	4	0.03
Impact of significant items on income (loss) from continuing operations	(52)	(30)	(0.25)	(148)	(93)	(0.78)
Discontinued operations:
Severance/retention charges	—	—	—	(44)	(32)	(0.27)
Lease & contractual obligation exit costs	—	—	—	(106)	(80)	(0.67)
Consulting, advisory & other costs	(3)	(2)	(0.02)	(78)	(52)	(0.43)
Impairment charges	—	—	—	(404)	(358)	(3.01)
Gain on sale of discont’d operations	63	49	0.40	769	402	3.38
Thailand flood loss	—	—	—	(2)	(1)	(0.01)
Pension curtailment/withdrawal/other	1	1	—	(3)	(2)	(0.01)
Tax basis difference adjustment	—	4	0.03	—	186	1.56
Tax audit settlement/reserve adjustments	—	1	0.01	—	105	0.88
Tax valuation allowance adjustment	—	—	—	—	(72)	(0.60)
Tax on unremitted earnings	—	—	—	—	(177)	(1.48)
Significant items impacting discontinued operations	61	53	0.43	132	(81)	(0.67)
Impact of significant items on net income (loss) attributable to Hillshire Brands	$9	$23	$0.19	$(16)	$(174)	$(1.46)
Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(6)			$(18)
Selling, general and administrative expenses	(38)			(46)
Impairment charges	(1)			(14)
Exit and business dispositions	(7)			(70)
Total	$(52)			$(148)
Diluted earnings per share – cont. operations:
As reported			$1.21			$0.36
Less: impact of significant items			(0.25)			(0.78)
Adjusted earnings per share			$1.46			$1.14
Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

(2)	Taxes computed at applicable statutory rates.

Significant Accounting Policies and Critical Estimates
The company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2012 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the company are described in the Financial Review in the company’s 2012 Annual Report on Form 10-K.
Issued but not yet Effective Accounting Standards
A summary of new accounting pronouncements issued, but not yet effective, which are relevant to the operations of the company are summarized below.
Intangibles – Trademarks and Other Impairment Test — In July 2012, the Financial Accounting Standards Board (FASB) amended its standards related to trademarks and other intangible impairment testing with the objective being to simplify the annual impairment process by allowing entities to use qualitative factors first before performing the traditional two-step impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The new standard would be effective for the company’s trademark and other intangible impairment test in 2014, but we are permitted to adopt early. However, the company has not yet determined if this standard will be adopted early. Because the measurement of a potential impairment has not changed, the standard will not have an impact on our consolidated results of operations, financial position or cash flows.
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
Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the FASB issued an accounting standards update that requires companies to disclose any significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This disclosure can be made either parenthetically on the face of the income statement or in the notes to the financial statements. This amendment is effective for the company beginning in the first quarter of fiscal 2014. This amendment does not have an impact on our consolidated results of operations, financial position or cash flows.

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

•
The consumer marketplace, such as (i) intense competition, including advertising, promotional and price competition; (ii) changes in consumer behavior due to economic conditions, such as a shift in consumer demand toward private label; (iii) fluctuations in raw material costs, Hillshire Brands’ ability to increase or maintain product prices in response to cost fluctuations and the impact on profitability; (iv) the impact of various food safety issues and regulations on sales and profitability of Hillshire Brands products; and (v) inherent risks in the marketplace associated with product innovations, including uncertainties related to execution and trade and consumer acceptance;

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

ITEM 2(c) – REPURCHASES OF EQUITY SECURITIES BY THE ISSUER
Hillshire Brands has two stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. As of March 30, 2013, under one of these programs, the company is authorized to repurchase up to $1.2 billion of its shares of common stock. Under the other program, the company is authorized to repurchase up to 2.7 million shares of its common stock. There is no expiration date for either program.
The following table outlines Hillshire Brands purchases of shares of its common stock during the third quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Dec. 30, 2012 to Feb. 2, 2013	—	—	—	2,691,824	1.2 billion
Feb. 3, 2013 to Mar. 2, 2013	—	—	—	2,691,824	1.2 billion
Mar. 3, 2013 to Mar. 30, 2013	—	—	—	2,691,824	1.2 billion
Total	—	—	—	2,691,824	1.2 billion

ITEM 6—EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1
Sections of the Hillshire Brands Company Quarterly Report on Form 10-Q for the quarter and nine months ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii)Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Common Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to Consolidated Financial Statements; and (vii) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLSHIRE BRAND COMPANY
(Registrant)

By:	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Senior Vice President, Controller and Chief Accounting Officer
DATE: May 2, 2013