Form 10-K
period 2013-06-29
Hillshire Brands Co
filed 2013-08-23
CIK 23666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-03344
The Hillshire Brands Company
(Exact name of registrant as specified in its charter)

Maryland	36-2089049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South Jefferson Street Chicago, Illinois	60607
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 614-6000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The Chicago Stock Exchange The New York Stock Exchange The Stock Exchange (London)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.4 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).
On August 2, 2013, the registrant had outstanding 123,297,846 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended June 29, 2013 are incorporated by reference into Parts I, II and IV of this Form 10-K, and are filed as Exhibit 13. Portions of the registrant’s Proxy Statement for its 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including the information incorporated herein by reference, contains certain forward-looking statements including without limitation statements about Hillshire Brands’ financial projections for fiscal 2014, expected fluctuations in commodity costs, anticipated savings from our cost reduction and productivity improvement program, our competitive position and our innovation plans. In addition, from time to time, in oral statements and written reports, the corporation discusses its expectations regarding the corporation’s future performance by making forward-looking statements preceded by terms such as “will,” “anticipates,” “intends,” “expects,” “likely,” “projects,” “anticipates” or “believes.” These forward-looking statements are based on currently available competitive, financial and economic data, as well as management’s views and assumptions regarding future events, and are inherently uncertain. Readers should recognize that actual results may differ from those expressed or implied in the forward-looking statements. The factors described in Item 1A., “Risk Factors,” could have a material impact on Hillshire Brands’ business.

PART I
Item 1. Business

Corporate Information

The Hillshire Brands Company is a manufacturer and marketer of high-quality, brand name food products. A leader in meat-centric food solutions for the retail and foodservice markets, the company generates $4 billion in annual sales and has approximately 9,100 employees. Hillshire Brands' portfolio includes iconic brands such as Jimmy Dean, Ball Park, Hillshire Farm, State Fair, Sara Lee frozen bakery and Chef Pierre pies, as well as artisanal brands Aidells and Gallo Salame. The company was organized as a corporation in Baltimore, Maryland in 1941 as The C.D. Kenny Company, was renamed Sara Lee Corporation in 1985 and adopted its current name in June 2012. Hillshire Brands' principal executive offices are at 400 S. Jefferson Street, Chicago, Illinois 60607 and our telephone number is (312) 614-6000.

In this Annual Report on Form 10-K, the terms “Hillshire Brands,” “we,” “us,” “our” or the “company” refer both to The Hillshire Brands Company and its predecessor company, Sara Lee Corporation.

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

Over the past several years, Hillshire Brands has completed divestitures of a significant portion of its former portfolio of businesses. In fiscal 2013, it completed the sale of its Australian bakery. During fiscal 2012, Hillshire Brands completed the divestitures of its North American refrigerated dough (Store Brands) business, its North American Foodservice Coffee business, its Spanish bakery and French refrigerated dough businesses, the remaining portion of its International Household and Body Care businesses that was not sold in fiscal 2011 and its North American Fresh Bakery business. During fiscal 2011 and fiscal 2010, Hillshire Brands completed the sale of substantial portions of its International Household and Body Care businesses. Results of operations for DEMB and the other divested businesses are reported as discontinued operations for all periods presented, except for the balance sheet presentation of Australian bakery which was not reclassified in prior periods.

As a result of the Spin-Off and the business divestitures, Hillshire Brands is now a highly focused, meat-centric food company that conducts business predominantly in the United States.

The Spin-Off and the $3.00 per share one-time special cash dividend also represented the culmination of the company's commitment, first announced in February 2010, to return capital to stockholders. During fiscal 2010 and fiscal 2011, the company repurchased $1.8 billion of its common stock. Combined with the $3.00 one-time special cash dividend paid in June 2012, the company has returned a total of approximately $3.6 billion of capital to its stockholders since February 2010.

Hillshire Brands has two stock repurchase programs that remain in effect, one of which has 2.7 million shares authorized for repurchase and the other has $1.2 billion of shares authorized for repurchase. There is no expiration date for either program. In August 2013, Hillshire Brands announced that it is targeting repurchases of approximately $200 million of shares of its common stock over the next two fiscal years under its pre-existing stock repurchase programs.

Narrative Description of the Business

Hillshire Brands' operations are organized around two business segments - Retail and Foodservice/Other. Results of operations for all periods are presented based upon this reporting structure.

Retail
Retail sells a variety of packaged meat and frozen bakery products to retail customers in North America. Products include hot dogs and corn dogs, breakfast sausages, breakfast convenience items, including breakfast sandwiches and bowls, dinner sausages, premium deli and luncheon meats and cooked hams, as well as frozen pies, cakes, cheesecakes and other desserts. Our significant brands include Jimmy Dean, Ball Park, Hillshire Farm, State Fair and Sara Lee, as well as artisanal brands Aidells and Gallo Salame.
Substantially all of the sales of the Retail business are generated in the U.S. Sales are made in the retail channel to supermarkets, warehouse clubs and national chains and generally are transacted through Hillshire Brands’ own sales force and outside brokers.
The primary raw materials for the segment’s products include pork and beef, which are purchased almost entirely from third party suppliers and independent farmers, and poultry. We raise turkeys and contract with turkey growers to meet our raw material needs. Hillshire Brands does not rely on any one or small group of suppliers for these raw materials, and prices fluctuate based on supply and demand in the marketplace, weather and government price supports. We utilize commodity financial derivative instruments and forward purchase contracts to manage our exposure to short-term cost fluctuations.
The branded meat business is highly competitive, with an emphasis on product quality, innovation and value. New product innovations are a key component to our success. The Retail segment competes with other international, national, regional and local companies in each of the product categories.
Retail’s business accounted for 74%, 73% and 71% of Hillshire Brands’ consolidated sales on a continuing operations basis during fiscal years 2013, 2012 and 2011, respectively.

Foodservice/Other
Foodservice/Other sells a variety of meat and bakery products to foodservice customers in North America. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, dinner sausages, premium deli and luncheon meats, ham, beef and turkey as well as a variety of bakery products, including pastries, muffins, frozen pies, cakes and cheesecakes. This segment also includes results for the company’s commodity pork and turkey businesses as well as the former Senseo coffee business in the United States that was exited in March 2012 and the former live hog business that was exited in September 2011.
During fiscal 2013, virtually all of the segment’s sales were generated in the U.S. Sales are made in the foodservice channel to distributors, restaurants, hospitals and other large institutions. Volumes in our non-commodity Foodservice/Other business generally are a function of consumer eating patterns outside of the home. Volumes in our turkey operations generally are a function of supply versus internal production demand.
The primary raw materials for Foodservice/Other’s products include pork, beef and poultry and, to a lesser extent, wheat flour, sugar, corn syrup, cooking oils, butter, fruit and eggs, which are purchased from independent suppliers and farmers. We also raise turkeys and contract with independent growers to meet our raw material needs. The Foodservice/Other segment does not rely on any one or small group of suppliers for these raw materials, and prices fluctuate based upon supply and demand in the marketplace, weather and government price supports. We utilize commodity financial derivative instruments and forward purchase contracts to manage our exposure to short-term cost fluctuations.
The Foodservice/Other segment competes with other international, national, regional and local companies in each of its product categories.
Foodservice/Other’s business accounted for 26%, 26% and 26% of Hillshire Brands’ consolidated sales on a continuing operations basis during fiscal years 2013, 2012 and 2011, respectively.

Discontinued Operations—Australian Bakery
On February 4, 2013, Hillshire Brands completed the sale of its Australian bakery business. Accordingly, the results of operations of this business are reported as discontinued operations for fiscal 2013 and all prior periods presented, except for the balance sheet presentation of Australian bakery which was not reclassified in prior periods.
Customers
Hillshire Brands considers major mass retailers and supermarket chains in the United States to be its most significant customers. Wal-Mart Stores, Inc. and its affiliates was Hillshire Brands’ largest customer in fiscal 2013, accounting for over $1.0 billion or approximately 25% of Hillshire Brands’ consolidated revenues from continuing operations. Virtually all of these revenues were generated by the Retail segment. Although no other single customer accounts for 10% or more of Hillshire Brands’ consolidated revenues from continuing operations, the loss of one of our major mass retailer or supermarket chain customers, or a significant Foodservice customer, could have a material adverse effect on our business.
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
Seasonality
Generally, seasonal changes in demand for certain Hillshire Brands products are offset by Hillshire Brands’ diverse product offerings. For example, in the Retail segment sales of grilling items, such as hot dogs and smoked sausage, increase during the summer months, and cocktail links, frozen pies and breakfast sausage sales increase during the winter holiday periods. Hillshire Brands’ consolidated net sales from continuing operations for fiscal 2013 were recognized 25% in the first quarter, 27% in the second quarter, 24% in the third quarter and 24% in the fourth quarter.
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
The Food Safety Modernization Act was recently enacted and, when effective, will impose new food safety standards on FDA regulated products. The Act is aimed at moving food safety from a reactive mode to a proactive one, similar to food safety procedures in USDA regulated plants. In response, Hillshire Brands has made capital expenditures to assist with compliance at our FDA regulated facilities before the Act becomes effective.
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
Employees
At the end of fiscal year 2013, Hillshire Brands employed approximately 9,100 employees in its continuing operations.
Executive Officers of Hillshire Brands
Set forth below are Hillshire Brands’ executive officers and other senior corporate officers as of August 23, 2013. There are no family relationships between any of the executive officers listed below or between any of our executive officers and any of our directors.

Executive Officers
Name	Age	Title
Sean M. Connolly	48	President and Chief Executive Officer
Maria Henry	47	Executive Vice President, Chief Financial Officer
Andrew P. Callahan	47	Executive Vice President and President, Retail
Thomas P. Hayes	48	Executive Vice President and Chief Supply Chain Officer
Kent B. Magill	60	Executive Vice President, General Counsel and Corporate Secretary
Donald C. Davis	52	Senior Vice President and President, Foodservice
Sally Grimes	42	Senior Vice President and Chief Innovation Officer
Mary Oleksiuk	51	Senior Vice President, Chief Human Resources Officer

Other Senior Corporate Officers
Name	Age	Title
Brian C. Davison	47	Senior Vice President, Corporate Strategy and Development
Jeff W. George	48	Senior Vice President, Research & Development
Jonathan J. Harris	45	Senior Vice President, Chief Communications Officer
William J. Kelley, Jr.	49	Senior Vice President, Controller and Chief Accounting Officer
Sean Reid	46	Senior Vice President, Chief Customer Officer

Sean M. Connolly, Age 48. President and Chief Executive Officer of The Hillshire Brands Company since June 2012, and Executive Vice President of Sara Lee Corporation and Chief Executive Officer, Sara Lee North American Retail and Foodservice, from January to June 2012. Prior to joining Hillshire Brands, Mr. Connolly served as President of Campbell North America, the largest division of Campbell Soup Company (branded convenience food products), from October 2010 to December 2011, President, Campbell USA from 2008 to 2010 and President, North American Foodservice from 2007 to 2008. Before joining Campbell Soup in 2002, Mr. Connolly served in various marketing and brand management roles at Procter & Gamble (branded consumer packaged goods) for a decade.

Maria Henry, age 47. Executive Vice President, Chief Financial Officer of The Hillshire Brands Company since June 2012, and Chief Financial Officer of Sara Lee Corporation's North American operations from July 2011 to June 2012. Prior to joining Sara Lee, Ms. Henry served as Executive Vice President and Chief Financial Officer of Culligan International (water filtration) from October 2005 to June 2011, and as Chief Financial Officer of Vastera, Inc. (global trade management solutions) from October 2002 to May 2005. She previously served as Vice President of Corporate Development of Acterna Corporation (telecommunications equipment) from October 2001 to October 2002, and as Chief Financial Officer, North America and Senior Vice President of Finance, Planning and Analysis of U.S. Office Products (office products supply) from May 1999 to May 2001.

Andrew P. Callahan, Age 47. Executive Vice President and President, Retail of The Hillshire Brands Company, since June 2012, Senior Vice President, Chief Customer Officer for Sara Lee Corporation's North American operations from April 2011 to June 2012, President, of Sara Lee's North American Foodservice segment from November 2009 to April 2011, and Vice President of Marketing for Sara Lee's breakfast and snacking business unit. Prior to joining Sara Lee, Mr. Callahan worked at Kraft Foods, Inc. (branded food products) for 13 years in various marketing, sales and general management positions, including Vice President, Customer Development on Kraft's SUPERVALU business and General Manager of The Churny Company.

Thomas P. Hayes, Age 48. Executive Vice President and Chief Supply Chain Officer of The Hillshire Brands Company since June 2012, Senior Vice President and Chief Supply Chain Officer for Sara Lee Corporation's North American Retail and Foodservice businesses from 2009 to 2012, President of Sara Lee Foodservice from 2007 to 2009, and Chief Customer Officer, Foodservice from 2006 to 2007. Prior to joining Sara Lee in 2006, Mr. Hayes served as group president of US Foodservice, Inc. (foodservice distributor) from 2004 to 2006 and held general management, sales and marketing positions with ConAgra Foods (diversified food company), The Fort James Corporation (paper mills), Stella Foods (food products) and Kraft Foods, Inc.

Kent B. Magill, Age 60. Executive Vice President, General Counsel and Corporate Secretary of The Hillshire Brands Company since June 2012. Before joining Hillshire Brands, Mr. Magill was an attorney with Stinson Morrison Hecker LLP (law firm) from March 2012 to June 2012, and prior to that was employed by Hostess Brands, Inc. (formerly Interstate Bakeries Corporation) (fresh-baked bread and sweet goods baker) from November 2000 to March 2012, most recently serving as its Executive Vice President, General Counsel and Corporate Secretary. He also served as Vice President, General Counsel and Secretary of Layne Christensen Company (global water management, construction and mineral exploration company) from August 1992 to November 2000, and held various legal positions with The Marley Company (diversified manufacturer of industrial and consumer products) from May 1980 to August 1992, including Vice President and Associate General Counsel. Hostess Brands, Inc. (formerly Interstate Bakeries Corporation) filed voluntary petitions for business reorganization under Chapter 11 of the U.S. Bankruptcy Code in September 2004 and March 2012.

Donald C. Davis, Age 52. Senior Vice President and President, Foodservice of The Hillshire Brands Company since June 2012, Senior Vice President and General Manager of Sara Lee Corporation's North American Foodservice business from April 2011 to May 2012, and Senior Vice President of Sales for Sara Lee's North American Foodservice business from February 2008 to March 2011. Prior to joining Sara Lee in 2005, Mr. Davis held various positions with ConAgra Foodservice (branded food company) from January 2000 to September 2005, including Senior Vice President of Sales for Culinary Products, Executive Vice President and General Manager for Hunt Wesson, and Vice President of Sales and Marketing for ConAgra Poultry. Mr. Davis previously worked for Sara Lee Corporation from November 1988 to July 1998.

Sally Grimes, Age 42. Senior Vice President and Chief Innovation Officer of The Hillshire Brands Company since July 2012. Prior to joining Hillshire Brands, Ms. Grimes served as Global Vice President, Marketing, for the writing and creative expression business unit at Newell Rubbermaid, Inc. (global marketer of consumer and commercial products) from July 2007 to June 2012, and worked at Kraft Foods, Inc. in a variety of brand management positions from 1997 to 2007.

Mary Oleksiuk, Age 51. Senior Vice President, Chief Human Resources Officer for The Hillshire Brands Company since October 2012. Prior to joining Hillshire Brands, Ms. Oleksiuk served as Chief Human Resources Officer and Senior Vice President for Discover Financial Services (direct banking and payment services company) from October 2011 to October 2012. From June 2010 to October 2011, she served as Senior Vice President, Global Human Resources with Alberto Culver Company (branded beauty care, food and household products) and as Vice President, Global Human Resources with Alberto Culver Company from November 2007 to June 2010. Before that, Oleksiuk held numerous leadership roles in human resources at companies such as Limited Brands, Inc. (clothing retailer), Orbitz Worldwide, Inc. (global online travel company), and Solucient/Thompson Reuters (healthcare information company). She began her career at Honeywell/AlliedSignal (diversified technology and manufacturing company).

Brian C. Davison, Age 47. Senior Vice President, Corporate Strategy and Development of The Hillshire Brands Company since January 2013. Prior to joining Hillshire Brands, Mr. Davison held various strategy roles at Kraft Foods, Inc. from August 2001 to December 2012, most recently serving as Vice President, Strategic Planning. Prior to Kraft, Mr. Davison was principal at Booz & Company, Inc. (management consulting firm) from August 1995 to August 2001. Mr. Davison began his career at Kraft, spending six years working in both product and process development.

Jeff W. George, Age 48. Senior Vice President, Research & Development of The Hillshire Brands Company since June 2012, Senior Vice President of Research and Development of Sara Lee Corporation's North American business from June 2011 to June 2012, and Vice President of Research and Development for Sara Lee's North America business from October 2010 to June 2011. Prior to joining Hillshire Brands, Mr. George worked at PepsiCo, Inc. (global food and beverage company) for 24 years, during which he held a number of positions in Packaging Development, Corporate Engineering, Process Engineering and Product Development at Frito-Lay, most recently as Vice President of Global Technology Strategy for PepsiCo Beverages from January 2010 to October 2010.

Jonathan J. Harris, Age 45. Senior Vice President, Chief Communications Officer of The Hillshire Brands Company since August 2012, Senior Vice President, Global Communications from April 2007 to August 2012 and Vice President, Media Development and Communications for Sara Lee Food & Beverage and Foodservice from April 2005 to March 2007.  Prior to joining Hillshire Brands, Mr. Harris served as Vice President, Communications and Corporate Development for Bally Total Fitness Corporation (commercial operator of fitness centers) from September 2001 to April 2005.  Earlier in his career, he worked in a variety of communications positions at PepsiCo, Inc., Ketchum Public Relations (public relations firm) and Medicus Public Relations (public relations firm).

William J. Kelley, Jr., Age 49. Senior Vice President, Controller and Chief Accounting Officer of The Hillshire Brands Company since April 2012. Prior to joining Hillshire Brands, Mr. Kelley served as Vice President and Corporate Controller of USG Corporation (manufacturer and distributor of building materials) from March 2010 to April 2012, and worked at PepsiAmericas, Inc., now a subsidiary of PepsiCo, Inc., in a variety of finance positions from May 2001 to March 2010, most recently as Vice President, Finance. Earlier in his career, he worked at Arthur Andersen LLP (accounting firm) and Cargill, Inc. (international producer and marketer of food, agricultural, financial and industrial products and services).

Sean Reid, Age 46. Senior Vice President, Chief Customer Officer of The Hillshire Brands Company since August 2012. Prior to joining Hillshire Brands, Mr. Reid served as Senior Vice President, U.S. and International Sales at Schwan Food Company (branded food products) from September 2010 to August 2012. Prior to Schwan, Mr. Reid held several vice president roles at Kraft Foods, Inc. from January 2001 to August 2010, most recently as Vice President, U.S. Retail Sales. He also held several positions at Nabisco Biscuits & Snacks, including Region Vice President, Nabisco Biscuits as well as positions in sales and category management in earlier years.
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
The following documents also are available free of charge on Hillshire Brands’ Web site, www.hillshirebrands.com, under the captions indicated:

•	current versions of Hillshire Brands’ corporate charter and bylaws, under “Investor Relations—Corporate Governance”

•	Corporate Governance Guidelines, under “Investor Relations—Corporate Governance”

•	Global Business Standards, Hillshire Brands’ corporate code of business conduct and ethics, and any amendments to or waivers of such code, if applicable, under “Our Company—Business Practices”

•
current charters for the Audit, Compensation and Employee Benefits, and Corporate Governance, Nominating and Policy Committees of Hillshire Brands’ Board of Directors, under “Our Company—Committee Charters”

•	procedures for communicating with Hillshire Brands’ Board of Directors, or the chair of any committee of the Board, under “Our Company—Contact the Board”
A copy of Hillshire Brands’ Corporate Governance Guidelines, Global Business Standards, or the charter of Hillshire Brands’ Audit, Compensation and Employee Benefits, or Corporate Governance, Nominating and Policy Committees will be sent to any stockholder without charge upon written request addressed to Hillshire Brands Corporation, Attn: Investor Relations Department, at 400 S. Jefferson Street, Chicago, Illinois 60607 or by calling (312) 614-8100.
Throughout this Annual Report on Form 10-K and as permitted by the SEC, Hillshire Brands “incorporates by reference” certain information from parts of other documents filed or to be filed with the SEC, including Hillshire Brands' 2013 Annual Report to Stockholders and Hillshire Brands' 2013 Proxy Statement. Readers of this Annual Report on Form 10-K are encouraged to read the information referenced in such other documents. Portions of Hillshire Brands' 2013 Annual Report to Stockholders are filed as Exhibit 13 to this Form 10-K, and full copies of Hillshire Brands' 2013 Annual Report to Stockholders and 2013 Proxy Statement will be available, on or about September 12, 2013, on Hillshire Brands' Web site, www.hillshirebrands.com, under “Investor Relations-Financial Reports.”
Financial Information about Industry Segments
For financial reporting purposes, Hillshire Brands’ businesses are divided into two business segments—Retail and Foodservice/Other. Former business segments, including our former Australian bakery, International Coffee and Tea, North American Fresh Bakery, International Household and Body Care, as well as the North American refrigerated dough (Store

Brands) business are reported as discontinued operations. Financial information about Hillshire Brands’ business segments appearing in Note 19, “Business Segment Information,” to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Stockholders is incorporated herein by reference.
Financial Information about Foreign and Domestic Operations
Hillshire Brands conducts business predominantly in the United States. Financial information about Hillshire Brands’ limited foreign and domestic operations in Note 19, “Business Segment Information,” to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Stockholders is incorporated herein by reference.
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
The retail branded food and foodservice industries are intensely competitive, with an emphasis on product quality, innovation and value, and our products are subject to significant price competition. We compete with companies that have various product ranges and geographic reach and some of our competitors have significant financial resources. From time to time in response to competitive and customer pressures or to maintain market share, we may need to reduce the prices for some of our products or increase or reallocate spending on marketing, advertising and promotions and new product innovation. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices to offset cost increase, would harm our profit margins. If we reduce prices but we cannot increase sales volumes to offset the price changes, then our financial condition and results of operations will suffer. Alternatively, if we do not reduce our prices and our competitors seek advantage through pricing or promotional changes, our revenues and market share would be adversely affected.

Fluctuations in commodity costs could cause volatility in our operating costs and may reduce profits.
We use large quantities of commodities and inputs such as pork, beef, chicken, packaging and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn, corn syrup, soybean and corn oils, butter and sugar. We also raise turkeys and contract with turkey growers to meet our raw material requirements for whole birds and processed turkey products. Our costs for turkey are affected by the cost and supply of feed grains, including corn and soybean meal. Prices for all of these commodities are volatile and can fluctuate due to factors beyond our control, such as fluctuations in the commodity market, the availability of supply, severe weather, consumer or industrial demand and changes in governmental and international trade, alternative energy and agricultural programs.
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
Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands and products.
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences or the products becoming unavailable to consumers.
There also are a number of trends in consumer preferences that may impact us and the industry as a whole. Prolonged negative perceptions concerning the health implications of certain food products or ingredients could influence consumer preferences and acceptance of some of our products and marketing programs. We strive to respond to consumer preferences and social expectations, but we may not be successful in our efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition and results of operations.
Our financial success is dependent on our continued innovation and successful launch of new products and maintaining our brand image through marketing investments.
Our financial success is dependent on anticipating changes in consumer preferences and dietary habits and successfully developing and launching new products and product extensions that consumers want. We devote significant resources to new product development and product extensions, however we may not be successful in developing innovative new products or our new products may not be commercially successful. To the extent we are not able to effectively gauge the direction of our key markets and successfully identify, develop, manufacture and market new or improved products in these changing markets, our financial results and our competitive position will suffer. In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations.
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
In many product categories, we compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide a higher quality and greater value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. In addition, in periods of economic uncertainty, consumers tend to purchase more lower-priced private label or other economy brands. We experienced this type of shift to lower-priced products during periods when we increased product prices in response to higher commodity costs. To the extent this occurs again, we could experience a reduction in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings. In addition, in times of economic uncertainty, consumers reduce the amount of food that they consume away from home at our foodservice customers, which in turn reduces our product sales.
Changes in our relationships with our major customers, or in the trade terms required by such customers, may reduce sales and profits.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 25% of our net sales from continuing operations in fiscal 2013 and our top 10 customers, including Wal-Mart, collectively accounted for approximately 59% of our fiscal 2013 net sales from continuing operations. Besides Wal-Mart, no other customer accounted for more than 10% of our net sales from continuing operations during fiscal 2013. Our Retail customers typically do not enter into written contracts and if they do sign contracts they generally are limited in scope and duration. As the retail grocery trade continues to consolidate and mass marketers become larger, our large Retail customers may seek to use their position to improve their profitability through improved inventory efficiency, lower pricing, increased promotional programs and increased emphasis on private label products, including premium label offerings. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. To the extent we provide concessions or trade terms that are favorable to our customers, our margins would be reduced. In addition, we sell to many large foodservice distributors and group purchasing organizations, which sales are frequently secured through competitive bidding. The loss of a significant customer or a material reduction in sales to, or adverse change to trade terms with, a significant customer could materially and adversely affect our product sales, financial condition and results of operations.
If our food products become contaminated or mislabeled, we might need to recall those items and may experience product liability claims if consumers are injured.
Selling products for human consumption involves a number of legal risks. We may need to recall some of our products if they spoil, become contaminated, are tampered with or are mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. Such a product recall also could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands. We also may incur significant liability if our products or operations violate applicable laws or regulations, or in the event our products cause injury, illness or death. In addition, we could be the target of claims that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. Even if a product liability or consumer fraud claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image.
Concerns with the safety and quality of food products could cause consumers to avoid certain food products or ingredients.
We could be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.
Outbreaks of disease among livestock and poultry flocks could harm the Company's revenues and operating margins.
As a producer of meat-centric food products, we are subject to risks associated with the outbreak of disease in pork, beef livestock and poultry flocks, including porcine epidemic diarrhea virus (PEDV), foot-and-mouth disease (FMD), avian influenza and bovine spongiform encephalopathy (BSE). The outbreak of disease could adversely affect our supply of raw materials, increase the cost of production and reduce operating margins. Additionally, the outbreak of disease may hinder our ability to market and sell products. We have developed business continuity plans for various disease scenarios; however there can be no assurance that these plans will be effective in eliminating the negative effects of any such diseases on our operating results.
Indemnification agreements with D.E MASTER BLENDERS 1753 N.V. (“DEMB”) and buyers of other divested businesses may not fully protect us against certain liabilities.
On June 28, 2012, we divested our international coffee and tea business segment through the Spin-Off of DEMB. In addition to the Spin-Off, Hillshire Brands has completed the divestitures of a number of other businesses, both within North America and internationally. Before they were divested, these businesses were subject to Hillshire Brands' internal controls and accounting and reporting policies and procedures; however, there may be undiscovered issues that existed within DEMB or the other businesses that we divested that could adversely impact our historical financial statements. For example, on August 1, 2012, DEMB announced that it had discovered accounting irregularities and other adjustments within its Brazilian operations, which were not known before the Spin-Off and have resulted in Hillshire Brands restating its financial statements for fiscal years 2010 and 2011. In connection with the Spin-Off, we and DEMB generally agreed to indemnify each other for liabilities that arise out of our respective businesses and for certain specified legacy liabilities arising from businesses divested prior to the Spin-Off. In addition, DEMB agreed to indemnify us for certain tax liabilities that could result from the Spin-Off and certain related transactions (as more fully described below). There can be no assurance that (1) our indemnity agreements with DEMB will be sufficient to protect us against liabilities that may arise relating to the conduct of the spun-off international coffee and tea business, including certain tax liabilities, (2) we will not be required to indemnify DEMB for liabilities arising out of the conduct of our business or certain legacy liabilities, or (3) DEMB will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering payment from DEMB for indemnifiable liabilities that may arise, we may be temporarily required to bear financial responsibility for such liabilities until such time as the indemnity is paid. Our inability to enforce these indemnification obligations or obtain indemnification payments in a timely manner, or our failure to recover losses for which we are entitled to be indemnified, could adversely affect our results of operations, cash flows and financial condition.

We have also entered into agreements with the buyers of other divested businesses not related to the Spin-Off that contain mutual indemnification obligations for matters relating to those businesses. These indemnification agreements and obligations are subject to the same risks as the Spin-Off related indemnification obligations noted above.
We and our stockholders could incur substantial tax liabilities as a result of the Spin-Off.
We intend for the Spin-Off and certain related transactions to qualify as tax-free under Sections 355, 368(a)(1)(D), and 361 and related provisions of the U.S. Internal Revenue Code, which we refer to as the Code, and we received a private letter ruling from the IRS substantially to the effect that the Spin-Off and certain related transactions, including the debt exchange, will qualify as tax-free to us and our stockholders for U.S. federal income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the private letter ruling request are untrue or incomplete in any material respect, or any material forward-looking covenants or undertakings are not complied with, then we would not be able to rely on the ruling. In addition, the ruling is based on current law, and cannot be relied upon if the applicable law changes with retroactive effect. In addition, as a matter of practice the IRS does not rule on every requirement for a tax-free spin-off or tax-free debt-for-debt exchange, and the parties relied solely on the opinion of counsel for comfort that such additional requirements should be satisfied. The opinion of counsel relies on, among other things, the continuing validity of the ruling and various assumptions and representations as to factual matters made by us and DEMB which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail. Accordingly, even though we obtained a ruling and a “should” opinion of counsel, the IRS could assert that we have not otherwise satisfied the requirements for tax-free treatment and such assertion, if successful, could result in significant U.S. federal income tax liabilities for us and for our stockholders.
Events subsequent to the Spin-Off could cause the Spin-Off to become taxable. Under the terms of the tax sharing agreement we entered into with DEMB in connection with the Spin-Off, DEMB will generally be required to indemnify us for 100% of any taxes imposed on DEMB and its subsidiaries or us and our subsidiaries in the event that the Spin-Off and certain related transactions were to fail to qualify for tax-free treatment as a result of an acquisition of DEMB (including the pending acquisition of DEMB by J.A. Benckiser), or actions or omissions (including breaches of certain representations and warranties made in the tax sharing agreement) by DEMB or any of its affiliates. However, if the Spin-Off or certain related transactions were to fail to qualify for tax-free treatment because of actions or omissions by us or any of our affiliates, we would be responsible for all such taxes. In addition, we would be responsible for 50% of any taxes resulting from the failure of the Spin-Off and certain related transactions to qualify as tax-free, which failure is not due to actions or omissions (including breaches of certain representations and warranties made in the tax sharing agreement) by, us, DEMB or any of our or DEMB's respective subsidiaries. There can be no assurance that the tax sharing agreement will be sufficient to protect us against any tax liabilities that may arise, or that DEMB will be able to fully satisfy its indemnification obligations. Our inability to enforce the indemnification provisions of the tax sharing agreement or obtain indemnification payments in a timely manner could adversely affect our results of operations, cash flows and financial condition.
If we don't achieve targeted cost reductions and realize anticipated efficiencies, our results of operations and financial condition could be adversely affected.
Our future success and profitability depends in part on our ability to be efficient in managing revenue, the manufacture and distribution of our products and in processing transactions with our customers and vendors. We have invested significant resources and made significant capital expenditures to improve our operational efficiency. In addition, in June 2012, we announced that we expected to deliver $100 million of savings between 2013 and 2015. At that time, initiatives to deliver $65 million of savings had been identified. The company has since identified the remaining $35 million of cost savings, as well as approximately $45 million of additional savings through 2016. Our failure to generate significant cost savings and margin improvement from our previous investments and our current cost reduction and productivity improvement initiatives could adversely affect our profitability, impact our ability to invest in growth initiatives and weaken our competitive position.
Multiemployer Pension Plan could adversely affect our business.
We participate in a “multiemployer” pension plan administered by a labor union representing some of our employees. We make periodic contributions to this plan to allow them to meet their pension benefit obligations to their participants. Our required contributions to this fund could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to this fund, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in this plan, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability would depend on the extent of the plan's funding of vested benefits. The multiemployer plan in which we participate is reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability. In the event a withdrawal or partial withdrawal was to occur with respect to the multiemployer plan, the impact to our consolidated financial statements could be material.
Disruption of our supply chain or distribution capabilities could have an adverse effect on our business, financial condition and results of operations.
Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers and contract manufacturers, due to disputes, weather, natural disaster, fire, explosion, terrorism, pandemics or labor strikes could impair our ability to manufacture or sell our products. Changes in the business operations or financial performance of our suppliers or contract manufacturers also could disrupt our supply chain or distribution capabilities. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
If we pursue strategic acquisitions or divestitures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
We continue to consider acquisitions, joint ventures and divestitures as an important means of enhancing stockholder value and furthering our strategic objectives. Acquisitions and joint ventures involve financial and operational risks and uncertainties, including difficulty identifying suitable candidates or consummating a transaction on terms that are favorable to us; difficulties in achieving expected returns that justify the investments made; difficulties integrating acquired companies and operating joint ventures; challenges in retaining the acquired businesses' customers and key employees; inability to achieve the expected financial results and benefits of the transaction, such as cost savings and revenue growth from geographic expansion or product extensions; inability to implement and maintain consistent standards, controls, procedures and information systems; adverse effects on existing customer and supplier business relationships; indemnities and potential disputes with the sellers; and diversion of management's attention from our core businesses.
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
Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs, capital expenditures and other financial obligations for us. We use natural gas, diesel fuel and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures.
Legal claims or other regulatory enforcement actions could subject us to civil and criminal penalties that affect our product sales, reputation and profitability.
We operate in a highly regulated environment and a constantly evolving legal and regulatory framework. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, the failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and results of operations.

Weak financial performance, downgrades in our credit ratings, illiquid capital markets and volatile economic conditions could limit our access to the capital markets, reduce our liquidity, or increase our borrowing costs.
From time to time we may need to access the short-term and long-term capital markets to obtain financing. Our financial performance, the liquidity of the overall capital markets and the state of the economy, including the food and beverage industry, will affect our access to, and the availability of, financing on acceptable terms and conditions in the future. In addition, we have one credit facility in place and Hillshire Brands' credit rating is a significant factor that determines the pricing under this credit facility. Negative changes in our credit ratings could increase our borrowing costs. Further, our current short-term credit rating allows us to participate in a commercial paper market that has a large number of potential investors and a high degree of liquidity. We may access the commercial paper market for daily funding requirements. A downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both. Our business also could be negatively impacted if our suppliers or customers experience disruptions from tighter capital and credit markets or a slowdown in the general economy.
Volatility in the capital markets or interest rates could adversely impact our pension costs and the funded status of our pension plans.
We sponsor a number of defined benefit plans for employees in the United States. The difference between plan obligations and assets, which signifies the funded status of our plans, is a significant factor in determining the net periodic benefit costs of our pension plans and our ongoing funding requirements. As of the end of fiscal 2013, the funded status of Hillshire Brands' defined benefit pension plans related to continuing operations was an underfunded position of $123 million, as compared to an underfunded position of $165 million at the end of fiscal 2012. Changes in interest rates and the market value of plan assets can impact the funded status of our plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business.
Information technology is an important part of our business operations and we increasingly rely on information technology systems to manage business data and increase efficiencies in our production and distribution facilities and inventory management processes. We also use information technology to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. In addition, we depend on information technology for digital marketing and electronic communications between our facilities, personnel, customers and suppliers. Like other companies, our information technology systems may be vulnerable to a variety of interruptions, including during the process of upgrading or replacing software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues. We have implemented technology security initiatives and disaster recovery plans to mitigate our exposure to these risks, but these measures may not be adequate. Any significant failure of our systems, including failures that prevent our systems from functioning as intended, could cause transaction errors, processing inefficiencies, loss of customers and sales, have negative consequences on our employees and our business partners and have a negative impact on our operations or business reputation.
In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers or suppliers. In addition, the disclosure of non-public sensitive information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image.
Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness.
We consider our intellectual property rights, particularly and most notably our trademarks, but also our trade secrets, patents and copyrights, to be a significant and valuable aspect of our business. We rely on trademark, trade secret, patent and copyright laws to protect these intellectual property rights. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results and financial condition.

We may be unable to hire or retain and develop our management team and other key personnel.
In connection with the Spin-Off, we transitioned to a new senior management team and experienced the departure of key personnel with significant historical knowledge of our businesses and financial and corporate processes. Our operating goals and growth objectives require us to retain and develop our new leadership bench and continue to identify and hire qualified individuals. We compete with other companies both within and outside of our industry for talented personnel and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure could erode our competitive advantage and adversely affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

Hillshire Brands' corporate headquarters are located in approximately 230,000 square feet of leased facilities in Chicago, Illinois. We also lease an approximately 73,000 square foot facility outside Chicago, Illinois where our research and development team is located.

As of June 29, 2013, Hillshire Brands operated 13 food processing and product manufacturing facilities, of which ten manufacture meat-based products and three manufacture bakery products in the U.S. We also operate 5 mixing centers that each contain more than 180,000 square feet in building area and numerous other warehouse and distribution facilities. In addition, we operate seven facilities for raising and processing turkeys.

Hillshire Brands or its subsidiaries own most of these key facilities, and the majority of the leased facilities are subject to lease terms of less than 10 years. Management believes that Hillshire Brands' facilities are maintained in good condition and are generally suitable and of sufficient capacity to support Hillshire Brands' current business operations.
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

SEC Subpoena. On November 1, 2012, the Staff of the SEC's Division of Enforcement issued a subpoena to Hillshire Brands focused on DEMB's accounting irregularities involving previously issued financial results for its Brazilian operations. See the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for additional information regarding Hillshire Brand's restatement of the historical financial results of its discontinued operations to reflect the correction of the accounting irregularities in the Brazilian operations. Hillshire Brands is cooperating fully with the SEC Staff's investigation.
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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hillshire Brands' common stock is traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. The principal market in the United States for our common stock is the New York Stock Exchange (“NYSE”). As of August 2, 2013, Hillshire Brands had approximately 47,364 holders of record of its common stock. Information regarding market prices on the NYSE and cash dividends declared on Hillshire Brands’ common stock during the past two fiscal years in included in Note 20, “Quarterly Financial Data (Unaudited),” to the Consolidated Financial Statements contained in Hillshire Brands’ 2013 Annual Report to Stockholders and information regarding share performance under the caption “Performance Graph” contained in Hillshire Brands’ 2013 Annual Report to Stockholders is incorporated herein by reference.
Issuer Purchases of Equity Securities
Hillshire Brands has two stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. As of June 29, 2013, under one of these programs, the company is authorized to repurchase up to $1.2 billion of its shares of common stock. Under the other program, the company is authorized to repurchase up to 2.7 million shares of its common stock. There is no expiration date for either program.
In August 2013, Hillshire Brands announced that it is targeting repurchases of approximately $200 million of shares of its common stock over the next two fiscal years under its pre-existing stock repurchase programs.

The following table outlines Hillshire Brands purchases of shares of its common stock during the fourth quarter of 2013.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2013 to May 4, 2013	—	—	—	2,691,824	1.2 billion
May 5, 2013 to June 1, 2013	—	—	—	2,691,824	1.2 billion
June 2, 2013 to June 29, 2013	—	—	—	2,691,824	1.2 billion
Total	—	—	—	2,691,824	1.2 billion

Item 6. Selected Financial Data
Financial information for Hillshire Brands for the five fiscal years ended June 29, 2013 that appears under the heading “Financial Summary” in Hillshire Brands’ 2013 Annual Report to Stockholders is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and related Notes to Financial Statements, and the information appearing under the heading “Financial Review,” contained in Hillshire Brands’ 2013 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information appearing under the heading “Financial Review” in Hillshire Brands’ 2013 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information in the subsection entitled “Risk Management” under the heading “Financial Review” in Hillshire Brands’ 2013 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related Notes to Financial Statements of Hillshire Brands contained in Hillshire Brands’ 2013 Annual Report to Stockholders and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Disclosure Controls
Hillshire Brands' Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of Hillshire Brands' disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) and, based upon such evaluation, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective.
(b) Internal Control over Financial Reporting
Management's report on Hillshire Brands' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and the related Report of Independent Registered Public Accounting Firm, are contained in Hillshire Brands' 2013 Annual Report to Stockholders under the headings “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 29, 2013, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Equity Compensation Plan Information Table
The following table provides information as of June 29, 2013 regarding the number of shares of Hillshire Brands common stock that may be issued under Hillshire Brands' equity compensation plans. The number of shares and the exercise price of options, performance stock units and restricted stock units reported in the table, and the share numbers in the narrative related to the table, have been adjusted to reflect the Spin-Off, the Reverse Stock Split and the September 2006 spin-off of Hanesbrands Inc. into an independent publicly-traded company.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,661,845 (2)	$ 24.92 (2)	20,289,276 (3)
Equity compensation plans not approved by security holders (4)	124,929 (5)	- (5)	-
Total	6,786,774	-	20,289,276

(1)	The table does not include information regarding Hillshire Brands' 401(k) Plan. As of June 29, 2013, there were approximately 1.9 million shares of common stock held in this plan.

(2)
Includes 907,343 restricted stock units under Hillshire Brands' 1998 Long-Term Incentive Stock Plan (the “1998 Plan”), Hillshire Brands' 1999 Non-Employee Director Stock Plan (the “1999 Plan”) and Hillshire Brands' 2012 Long-Term Incentive Stock Plan (the “2012 Plan”), and 1,966,024 performance-based restricted stock units outstanding under Hillshire Brands' 2002 Long-Term Incentive Stock Plan (the “2002 Plan”) and the 2012 Plan. Restricted stock units and performance stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and may be settled only for shares of common stock. Also includes 7,444 phantom stock units outstanding under Hillshire Brands' deferred compensation program for non-employee directors, which units may be settled only for shares of common stock. Accordingly, the restricted stock units and the phantom stock units have been disregarded for purposes of computing the weighted-average exercise price.

(3)
20.3 million shares were available for issuance under the 2012 Plan. No additional awards will be issued under the 1998 Plan, the 1999 Plan or the 2002 Plan. The 2012 Plan authorize grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or a combination thereof. No participant may (i) be granted stock options or stock appreciation rights during any 12-month period with respect to more than 3 million shares of common stock or (ii) earn more than 1 million shares of common stock for each twelve (12) months in the vesting period or performance period with respect to stock awards that are intended to comply with the performance-based exception under Section 162(m) of the Code and are denominated in shares of common stock. The number of shares remaining available for future issuances assumes that, with respect to outstanding performance-based restricted stock units, the vesting criteria will be achieved at the target level.

(4)	The material terms of the Executive Deferred Compensation Plan, which is the only plan that has not been approved by Hillshire Brands stockholders, are described below.

(5)
Consists of 124,930 phantom stock units outstanding under the Executive Deferred Compensation Plan. Phantom stock units do not have an exercise price because the units may be settled only for shares of common stock on a one-for-one basis at a predetermined future date.

Hillshire Brands has obtained stockholder approval of all of its equity compensation plans, except the Executive Deferred Compensation Plan. Set forth below is a brief description of the material features of the Hillshire Brands' Executive Deferred Compensation Plan.

Executive Deferred Compensation Plan

Hillshire Brands' Executive Deferred Compensation Plan permits officers of Hillshire Brands to defer salary, bonus and long-term incentive payments into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Hillshire Brands common stock as of the deferral date, and are paid out only in shares of Hillshire Brands common stock, on a one-for-one basis, at future dates specified by the participant. Deferrals in the interest account accrue interest at a rate set at the beginning of each plan year based on the current cost to Hillshire Brands of issuing five-year maturity debt. As of June 29, 2013, there were 124,930 stock equivalents outstanding in the stock equivalent accounts under this Plan.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, which are contained in Hillshire Brands’ 2013 Annual Report to Stockholders are incorporated herein:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income—Years ended July 2, 2011, June 30, 2012 and June 29, 2013
Consolidated Statements of Comprehensive Income—Years ended July 2, 2011, June 30, 2012 and June 29, 2013
Consolidated Balance Sheets—June 30, 2012 and June 29, 2013
Consolidated Statements of Equity—For the period July 3, 2010 to June 29, 2013
Consolidated Statements of Cash Flows—Years ended July 2, 2011, June 30, 2012 and June 29, 2013
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
August 23, 2013

THE HILLSHIRE BRANDS COMPANY

By:	/s/ MARIA HENRY
Maria Henry
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Hillshire Brands Company and in the capacities indicated on August 23, 2013

Signature	Title

/s/ SEAN M. CONNOLLY Sean M. Connolly	Chief Executive Officer (Principal Executive Officer) and Director

/s/ MARIA HENRY Maria Henry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ WILLIAM J. KELLEY, JR. William J. Kelley, Jr.	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley	Chairman of the Board

/s/ TODD A. BECKER Todd A. Becker	Director

/s/ ELLEN L. BROTHERS Ellen L. Brothers	Director

/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/s/ CRAIG P. OMTVEDT Craig P. Omtvedt	Director

/s/ SIR IAN M. G. PROSSER Sir Ian M. G. Prosser	Director

/s/ JONATHAN P. WARD Jonathan P. Ward	Director

/s/ JAMES D. WHITE James D. White	Director

3.	Exhibits

Incorporation by Reference
(2)	1. Share Purchase Agreement dated November 9, 2010 by and among BBU, Inc., Grupo Bimbo, S.A.B. DE C.V. and Hillshire Brands Corporation	Exhibit 2.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2011

	2. Master Separation Agreement by and between Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc., dated as of June 15, 2012	Exhibit 2.1 to Current Report on Form 8-K filed June 15, 2012

	3. Share Sale Deed, dated December 19, 2012, among Sara Lee Group (Australia) Pty Ltd, SARAMAR, L.L.C., The Hillshire Brands Company, McCain Foods (Aust) Pty Ltd and McCain UK H2 Limited	Exhibit 2.1 to Report on Form 10-Q for Fiscal Quarter ended December 29, 2012

(3a)	1. Articles of Restatement, dated January 29, 2013	Exhibit 3.2 to Report on Form 10-Q for Fiscal Quarter ended December 29, 2012

(3b)	2. Amended Bylaws, dated October 25, 2012	Exhibit 3(b) to Current Report on Form 8-K dated October 25, 2012

(3c)	1. Reverse Stock Split Articles of Amendment, effective as of June 28, 2012, as filed with the Secretary of State of Maryland	Exhibit 3.1 to Current Report on Form 8-K dated July 5, 2012

	2. Name Change Articles of Amendment, effective as of June 28, 2012, as filed with the Secretary of State of Maryland	Exhibit 3.2 to Current Report on Form 8-K dated July 5, 2012

	3. Articles Supplementary of The Hillshire Brands Company, as filed with the Department of Assessments and Taxation of the State of Maryland on January 29, 2013	Exhibit 3.1 to Report on 10-Q for Fiscal Quarter ended December 29, 2012

(4)	1. Form of 2.75% Notes due 2015	Exhibit 4.1 to Current Report on Form 8-K dated September 7, 2010

	2. Form of 4.10% Notes due 2020	Exhibit 4.2 to Current Report on Form 8-K dated September 7, 2010
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

(10)	*1. Supplemental Benefit Plan, as amended	Exhibit 10.5 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*2. Performance-Based Incentive Plan	Exhibit A to Proxy Statement dated September 14, 2007

*3. 1998 Long-Term Incentive Stock Plan	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

*4. 2002 Long-Term Incentive Stock Plan	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

*5. 2012 Long-Term Incentive Stock Plan	Appendix A to Proxy Statement dated September 14, 2012

*6. First Amendment to 2012 Long-Term Incentive Stock Plan	Annex A to Supplement to Proxy Statement dated October 10, 2012

*7. Executive Deferred Compensation Plan	Exhibit 10.12 to Report on Form 10-K for Fiscal Year ended July 3, 1999

*8. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10.13 to Report on Form 10-K for Fiscal Year ended July 1, 2000

*9. Severance Plans For Corporate Officers, as amended	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2011

*10. Hillshire Brands Company 1999 Non-Employee Director Stock Plan, as Amended and Restated on April 26, 2012	Exhibit 10.1 to Report on Form 10-Q for Fiscal Year ended March 31, 2012

*11. The Hillshire Brands Company Compensation Policy for Non-Employee Directors (amended and restated on January 23, 2013)	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended December 29, 2012

*12. Form of 2002 Long-Term Incentive Stock Plan Performance-Based Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended September 29, 2012

*13. Form of 1998 Long-Term Incentive Stock Plan Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.4 to Report on Form 10-Q for Fiscal Quarter ended September 29, 2012

*14. Form of 1998 Long-Term Incentive Stock Plan Stock Option Grant Notice and Agreement	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended September 29, 2012

*15. Fiscal Year 2013 Annual Incentive Plan Program Description	Exhibit 10.5 to Report on form 10-Q for Fiscal Quarter ended September 29, 2012

*16. Fiscal Year 2012-2014(a) Long-Term Incentive Stock Award Program Frequently Asked Questions	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended September 29, 2012

*17. Offer letter and term sheet dated December 31, 2011 between Sara Lee Corporation and Sean Connolly	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended March 31, 2012

18. Five Year Revolving Credit Facility Agreement dated May 24, 2012, by and among Sara Lee Corporation, the Lenders Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, N.A., and U.S. Bank, N.A., as Co-Documentation Agents, and Goldman Sachs Bank USA, Lloyds Securities Inc., Morgan Stanley Bank, N.A., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, RBS Citizens, N.A., Royal Bank of Canada, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Agents
Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2012

		19. Tax Sharing Agreement by and among Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc., dated as of June 15, 2012	Exhibit 10.1 to Current Report on Form 8-K dated June 15, 2012

(12)		Computation of Ratio of Earnings to Fixed Charges

(13)		Portions of Hillshire Brands’ 2013 Annual Report to Stockholders (only those portions that are expressly incorporated by reference in this Annual Report on Form 10-K)

(21)		List of Subsidiaries

(23)		Consent of Independent Registered Public Accounting Firm

(31)		1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32)		1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(101)
Sections of the Hillshire Brands Corporation Annual Report on Form 10-K for the fiscal year ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Financial Statements; (vi) document and entity information; and (vii) Financial Statement Schedule II.

	*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Stockholders
of The Hillshire Brands Company

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated August 23, 2013 appearing in the 2013 Annual Report to Stockholders of The Hillshire Brands Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
August 23, 2013

Schedule II
The Hillshire Brands Company and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended July 2, 2011, June 30, 2012, and June 29, 2013

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs1/Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended July 2, 2011
Allowances for bad debts	$4	$—	$(1)	$—	$3
Other receivable allowances	11	4	(2)	(4)	9
Deferred tax asset valuation allowances	77	(5)	—	136	208
Total	$92	$(1)	$(3)	$132	$220
For the Year Ended June 30, 2012
Allowances for bad debts	$3	$—	$—	$(1)	$2
Other receivable allowances	9	5	(5)	—	9
Deferred tax asset valuation allowances	208	(5)	—	(143)	60
Total	$220	$—	$(5)	$(144)	$71
For the Year Ended June 29, 2013
Allowances for bad debts	$2	—	(2)	—	—
Other receivable allowances	9	(2)	—	(5)	2
Deferred tax asset valuation allowances	60	(1)	—	(1)	58
Total	$71	(3)	(2)	(6)	60

1	Net of collections on accounts previously written off.