Form 10-Q
period 2013-09-28
Hillshire Brands Co
filed 2013-10-31
CIK 23666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer", "large accelerated filer", "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 28, 2013, the Registrant had 123,012,363 outstanding shares of common stock, par value $.01 per share.

The Hillshire Brands Company

THE HILLSHIRE BRANDS COMPANY
Condensed Consolidated Balance Sheets at September 28, 2013 and June 29, 2013
(Unaudited)

In millions	September 28, 2013	June 29, 2013
Assets
Cash and equivalents	$176	$400
Short term investments	193	—
Trade accounts receivable, less allowances	223	219
Inventories
Finished goods	229	207
Work in process	17	15
Materials and supplies	81	91
	327	313
Current deferred income taxes	73	71
Income tax receivable	4	18
Other current assets	88	85
Total current assets	1,084	1,106
Property, net of accumulated depreciation of $1,205 and $1,185, respectively	809	818
Trademarks and other identifiable intangibles, net	136	121
Goodwill	371	348
Deferred income taxes	16	20
Other noncurrent assets	23	21
	$2,439	$2,434
Liabilities and Equity
Accounts payable	$304	$295
Accrued liabilities	349	357
Current maturities of long-term debt	111	19
Total current liabilities	764	671
Long-term debt	840	932
Pension obligation	116	119
Other liabilities	228	228
Contingencies and commitments (Note 10)
Equity
Hillshire Brands common stockholders’ equity	491	484
	$2,439	$2,434
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Income
For the Quarter ended September 28, 2013 and September 29, 2012
(Unaudited)

	Three Months Ended
In millions, except per share data	September 28, 2013	September 29, 2012
Continuing Operations
Net sales	$984	$974
Cost of sales	719	680
Selling, general and administrative expenses	207	213
Net charges (gain) for exit activities, asset and business dispositions	3	(3)
Operating income	55	84
Interest expense	13	11
Interest income	(2)	(2)
Income from continuing operations before income taxes	44	75
Income tax expense	15	26
Income from continuing operations	29	49
Discontinued operations
Income from discontinued operations, net of tax expense of nil and $1	—	2
Gain on sale of discontinued operations, net of tax expense of nil and $1	—	2
Net income from discontinued operations	—	4
Net income	29	53
Net income from continuing operations	29	49
Net income from discontinued operations	—	4
Net income	$29	$53
Earnings per share of common stock
Basic
Income from continuing operations	$0.24	$0.40
Net income	$0.24	$0.43
Average shares outstanding	123	122
Diluted
Income from continuing operations	$0.23	$0.40
Net income	$0.23	$0.43
Average shares outstanding	125	123
Cash dividends declared per share of common stock	$0.175	$0.125
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Comprehensive Income
For the Quarter ended September 28, 2013 and September 29, 2012
(Unaudited)

	Quarter ended
In millions	September 28, 2013	September 29, 2012
Net income	$29	$53
Translation adjustments, net of tax	—	1
Net unrealized gain on qualifying cash flow hedges, net of tax	—	7
Pension/Postretirement activity, net of tax	(1)	—
Comprehensive income	$28	$61
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Equity
For the period June 30, 2012 to September 28, 2013

(Unaudited)

		Hillshire Brands Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)
Balances at June 30, 2012	$235	$1	$144	$295	$(61)	$(144)
Net income	252	—	—	252	—	—
Translation adjustments, net of tax	(21)	—	—	—	—	(21)
Net unrealized loss on qualifying cash flow hedges, net of tax	(8)	—	—	—	—	(8)
Pension/Postretirement activity, net of tax	26	—	—	—	—	26
Dividends on common stock	(61)	—	—	(61)	—	—
Spin-off of international coffee and tea business	(3)	—	—	(9)	—	6
Stock issuances -
Restricted stock	3	—	3	—	—	—
Stock option and benefit plans	52	—	52	—	—	—
ESOP activity and other	9	—	1	—	8	—
Balances at June 29, 2013	484	1	200	477	(53)	(141)
Net income	29	—	—	29	—	—
Pension/Postretirement activity, net of tax	(1)	—	—	—	—	(1)
Dividends on common stock	(22)	—	—	(22)	—	—
Spin-off of international coffee and tea business	5	—	—	5	—	—
Stock issuances -
Restricted stock	3	—	3	—	—	—
Stock option and benefit plans	3	—	3	—	—	—
Share repurchases and retirements	(10)	—	(10)	—	—	—
Balance at September 28, 2013	$491	$1	$196	$489	$(53)	$(142)
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Cash Flows
For the Quarter ended September 28, 2013 and September 29, 2012
(Unaudited)

	Quarter Ended
In millions	September 28, 2013	September 29, 2012
OPERATING ACTIVITIES -
Net income	$29	$53
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	33	39
Amortization	4	4
Net gain on business dispositions	—	(9)
Pension contributions, net of income/expense	(2)	(3)
Increase (decrease) in deferred income taxes	(4)	8
Other	7	—
Changes in current assets and liabilities, net of businesses acquired and sold:
Trade accounts receivable	(3)	13
Inventories	(13)	(40)
Other current assets	(2)	10
Accounts payable	1	(55)
Accrued liabilities	(9)	(31)
Accrued taxes	18	16
Net cash from operating activities	59	5
INVESTING ACTIVITIES -
Purchases of property and equipment	(23)	(35)
Purchases of software and other intangibles	(2)	(1)
Acquisition of businesses	(35)	—
Dispositions of businesses and investments	—	16
Cash from (used in) derivative transactions	(3)	5
Cash used to invest in short-term investments	(193)	—
Sales of assets	—	1
Net cash used in investing activities	(256)	(14)
FINANCING ACTIVITIES -
Issuances of common stock	2	27
Purchase of common stock	(10)	—
Repayments of other debt and derivatives	(4)	—
Payments of dividends	(15)	—
Net cash from (used in) financing activities	(27)	27
(Decrease) / Increase in cash and equivalents	(224)	18
Cash and equivalents at beginning of year	400	235
Cash and equivalents at end of period	$176	$253
Supplemental Cash Flow Data:
Cash paid for restructuring actions	$21	$27
Cash contributions to pension plans	1	2
Cash paid for income taxes	—	4
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation

The Hillshire Brands Company is a U.S.-based company that primarily focuses on meat and meat-centric food products. The company's principal product lines are branded packaged meat products and frozen bakery products. Sales are made in both the retail channel, to supermarkets, warehouse clubs and national chains, and the foodservice channel. References to “we”, “our”, “us”, “Hillshire Brands” and “the company” refer to The Hillshire Brands Company and its consolidated subsidiaries as a whole, unless the context otherwise requires. The company’s reportable segments are Retail and Foodservice/Other.
The consolidated financial statements for the first quarter ended September 28, 2013 and September 29, 2012 have not been audited by an independent registered public accounting firm, but in the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The results of operations for the first quarter ended September 28, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year.
The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although management believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from these estimates. These unaudited interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 29, 2013 and other financial information filed with the SEC.
The company’s fiscal year ends on the Saturday closest to June 30. Fiscal 2014 ends on June 28, 2014. The first quarter of fiscal 2014 ended on September 28, 2013, and the first quarter of fiscal 2013 ended on September 29, 2012. Each of the quarters was a thirteen-week period. Fiscal 2014 and fiscal 2013 are both 52-week years. Unless otherwise stated, references to years relate to fiscal years.
The condensed consolidated balance sheet as of June 29, 2013 has been derived from the company’s audited financial statements included in our Annual Report on Form 10-K for the year ended June 29, 2013. The Australian bakery business is presented as discontinued operations in the company’s consolidated income statements. See Note 5 – “Discontinued Operations” for additional information regarding this discontinued operation. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.
2. Net Income Per Share

Net income per share - basic is computed by dividing income attributable to Hillshire Brands by the weighted average number of common shares outstanding for the period. Net income per share - diluted reflects the potential dilution that could occur if options and fixed awards to be issued under stock-based compensation arrangements were converted into common stock. For the quarter ended September 28, 2013, options to purchase 0.2 million shares of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter ended September 29, 2012, options to purchase 3.2 million of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods.

The average shares outstanding increased in the first quarter of 2014 as compared to the first quarter of 2013 as a result of stock issuances related to the exercise of stock options and the vesting of restricted stock units (RSUs). In the first quarter of 2014, the company repurchased 0.3 million shares at a cost of $10 million under an existing share repurchase program which authorized the company to repurchase $1.2 billion of common stock.

As of September 28, 2013, the remaining amount authorized for repurchase is approximately $1.2 billion of common stock under one of its existing share repurchase programs, plus 2.7 million shares of common stock that remain authorized for repurchase under the company's other share repurchase program.

The following is a reconciliation of net income to net income per share – basic and diluted – for the first quarter of 2014 and 2013 (per share amounts are rounded and may not add to total):
Computation of Net Income per Common Share
(In millions, except per share data)

	Quarter ended
	September 28, 2013	September 29, 2012
Amounts attributable to Hillshire Brands
Income from continuing operations	$29	$49
Income from discontinued operations, net of tax	—	4
Net income	$29	$53
Average shares outstanding – Basic	123	122
Dilutive effect of stock option and award plans	2	1
Diluted shares outstanding	125	123
Earnings per common share—Basic
Income from continuing operations	$0.24	$0.40
Income from discontinued operations	—	0.03
Net income	$0.24	$0.43
Earnings per common share – Diluted
Income from continuing operations	$0.23	$0.40
Income from discontinued operations	—	0.03
Net income	$0.23	$0.43

3. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (AOCI) by component for the quarters ended September 28, 2013 and September 29, 2012 are as follows:

Amounts in parentheses indicate debits.	Net Unrealized Gain (loss) on Qualifying Cash Flow Hedges		Pension/ Post-retirement Activity		Translation Adjustments	Total
Beginning Balance as of June 29, 2013	$—		$(142)		$1	$(141)
Other comprehensive loss before reclassifications	(1)		—		—	(1)
Amounts reclassified from accumulated other comprehensive income:
Prior-service cost	—		(2)	(b)	—	(2)
Actuarial loss	—		1	(b)	—	1
Loss realized from derivatives	1	(a)	—		—	1
Net current-period other comprehensive income	—		(1)		—	(1)
Ending Balance as of September 28, 2013	$—		$(143)		$1	$(142)

Beginning Balance as of June 30, 2012	$8		$(168)		$16	$(144)
Other comprehensive income before reclassifications	12		—		1	13
Amounts reclassified from accumulated other comprehensive income:
Prior-service cost	—		(2)	(b)	—	(2)
Actuarial loss	—		1	(b)	—	1
Gain realized from derivatives	(5)	(a)	—		—	(5)
Tax benefit	—		1	(c)	—	1
Net current-period other comprehensive income	7		—		1	8
Ending Balance as of September 29, 2012	$15		$(168)		$17	$(136)

(a) Included as Cost of Sales in the Consolidated Statements of Income
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Pension Plans and Other Postretirement Benefit Plan footnote for additional details)
(c) Included as Income tax expense in the Consolidated Statements of Income

4. Segment Information
The following is a general description of the company’s two business segments:

•	Retail – sells a variety of packaged meat and frozen bakery products to retail customers in North America. It also includes gourmet artisanal sausage, salami and jerky products.

•
Foodservice/Other – sells a variety of meats and bakery products to foodservice customers in North America such as broad-line foodservice distributors, restaurants, hospitals and other large institutions and includes commodity meat products.

The following is a summary of net sales and operating income by business segment:

	Net Sales
	Three Months Ended
(In millions)	September 28, 2013	September 29, 2012
Retail	$714	$719
Foodservice/Other	270	255
Net sales	$984	$974

	Income from Continuing Operations Before Income Taxes
	Three Months Ended
(In millions)	September 28, 2013	September 29, 2012
Retail	$60	$84
Foodservice/Other	25	25
Total operating segment income	85	109
General corporate expense	(25)	(31)
Mark-to-market derivative gains	2	5
Amortization of intangibles	(1)	(1)
Significant items - business segments	(6)	2
Total operating income	55	84
Net interest expense	(11)	(9)
Income from continuing operations before income taxes	$44	$75
5. Discontinued Operations
There has been no discontinued operation activity in the first quarter of 2014.
On December 19, 2012, the company signed an agreement to sell its Australian bakery business to McCain Foods Limited. The results of this business were previously reported as the Australian Bakery business segment. Also included in the transaction were the license rights to certain intellectual property used by the Australia bakery business in the Asia-Pacific region. In February 2013, the company completed the sale of its Australian Bakery business. Using foreign currency exchange rates on the date of the transaction, the company received cash proceeds of $85 million and reported an after tax gain on disposition of $42 million.

The results of the Australian bakery business are classified as discontinued operations and are presented as discontinued operations in the condensed consolidated statements of income for all periods presented. The disposition of the Australian bakery business was completed prior to the end of fiscal 2013, and, as such, there are no operating results or cash flows related to this discontinued operation in 2014.
The following is a summary of the operating results of the company’s discontinued operations for the first quarter of 2013:

	First Quarter 2013
(In millions)	Net Sales	Pretax Income	Net Income
Australian Bakery	$37	$3	$2

The disposition of the businesses had been completed prior to the end of fiscal 2012. The gain on sale of discontinued operations reported in fiscal 2013 represents the impact of a final purchase price adjustment related to the North American fresh bakery disposition and gain related to the disposition of two manufacturing facilities related to the North American foodservice beverage operations. The following is a summary of the gain on sale of the company’s discontinued operations for the first quarter of 2013:

	First Quarter 2013
(In millions)	Pretax Gain on Sale	Tax Expense	After Tax Gain
North American Fresh Bakery	$1	$—	$1
North American Foodservice Beverage	2	(1)	1
Total	$3	$(1)	$2
The cash flows related to the discontinued operations for the first quarter of 2013 are summarized in the table below:

Quarter Ended
(In millions) – Increase / (Decrease)	September 29, 2012
Cash flow from operating activities	$11
Cash flow from investing activities	7
Cash flow used in financing activities	(10)
Increase in net cash of discontinued operations	8
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of period	$8
The cash used in financing activities primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations assumed that the cash of those businesses has been retained as a corporate asset.
6. Exit, Disposal and Other Restructuring Activities
The company has incurred exit, disposition and restructuring charges for initiatives designed to improve its operational performance and reduce cost. The nature of the costs incurred under these plans includes the following:
Exit Activities, Asset and Business Disposition Actions – These amounts primarily relate to:

•	Employee termination costs

•	Lease and contractual obligation exit costs

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations
Costs recognized in Cost of sales and Selling, general and administrative expenses – These primarily relate to:

•	Expenses associated with the installation of information systems

•	Consulting costs

•	Costs associated with the renegotiation of contracts for services with outside third-party vendors as part of the spin-off of the international coffee and tea operations
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

The following is a summary of the (income) expense associated with ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income:

	Quarter Ended
(In millions)	September 28, 2013	September 29, 2012
Cost of Sales	$—	$1
Selling, general and administrative expenses	14	8
Exit activities, asset and business dispositions	3	(3)
Decrease in income from continuing operations before income taxes	17	6

The impact of these actions on the company’s business segments and general corporate expense is summarized as follows:

	Quarter Ended
(In millions)	September 28, 2013	September 29, 2012
Retail	$2	$(3)
Foodservice/Other	1	(2)
Decrease (Increase) in operating segment income	3	(5)
Increase in general corporate expenses	14	11
Total	$17	$6
The following table summarizes the activity for the first quarter of 2014 related to exit, disposal and restructuring related actions and the status of the related accruals as of September 28, 2013. The 2014 exit, disposal and restructuring related actions include recognized third party consulting costs related to cost saving and efficiency process and IT initiatives and recognized severance charges associated with planned employee terminations. The accrued amounts remaining represent the estimated cash expenditures necessary to satisfy remaining obligations and are expected to be paid in the next 12 months.

(In millions)	Employee termination and other benefits	IT and other costs	Non-cancellable leases/ Contractual obligations	Total
Accrued Costs as of June 29, 2013	$10	$5	$23	$38
Exit, disposal and other costs recognized during 2014	3	14	—	17
Cash payments	(3)	(10)	(8)	(21)
Accrued costs as of September 28, 2013	$10	$9	$15	$34

7. Financial Instruments
Investment Securities
In the first quarter of fiscal year 2014, the company purchased securities for investment purposes. Under the current investment policy, the company may invest in debt securities deemed to be investment grade at the time of purchase for general corporate purposes. The company determines the appropriate categorization of debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The company typically categorizes all debt securities as available for sale, as the company has the intent to convert these investments into cash if and when needed. Classification of available-for-sale marketable securities as current or non-current is based on whether the conversion to cash is expected to be necessary for operations in the upcoming year, which is consistent with the security’s maturity date, if applicable.

Securities categorized as available for sale are stated at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost, unrealized gains and losses, and fair market values of the company's investment securities available for sale at September 28, 2013 are summarized as follows:

	September 28, 2013
(In millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Market Value
Available-for-sale:(1)
Commercial Paper	$158	$—	$158
Corporate Note	95	—	95
Total	$253	$—	$253

(1)	Categorized as level 1: Observable input such as quoted prices in active markets for identical assets or liabilities
Derivative Instruments
The company uses derivative financial instruments, including futures, options and swap contracts to manage its exposures to commodity prices and interest rate risks. The use of these derivative financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the company. The company does not use derivatives for trading or speculative purposes and is not a party to leveraged derivatives. More information concerning accounting for financial instruments can be found in Note 2, Summary of Significant Accounting Policies in the company’s 2013 Annual Report.
Types of Derivative Instruments—
Interest Rate Swaps
The company previously had utilized interest rate swap derivatives to manage interest rate risk in order to maintain a targeted amount of both fixed-rate and floating-rate long-term debt and notes payable. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The company has a fixed interest rate on virtually all of its long-term debt, and as of September 28, 2013, the company is not a party to any interest rate swap agreements.
Commodity Futures and Options Contracts
The company uses commodity futures and options to hedge a portion of its commodity price risk. The principal commodities hedged by the company include pork, beef, natural gas, diesel fuel, corn, wheat and other ingredients. The company does not use significant levels of commodity financial instruments to hedge commodity prices and primarily relies upon fixed rate supplier contracts to determine commodity pricing. In circumstances where commodity-derivative instruments are used, there is a high correlation between the commodity costs and the derivative instruments. For those instruments where the commodity instrument and underlying hedged item correlate between 80%-125%, the company accounts for those contracts as cash flow hedges. However, the majority of commodity derivative instruments are accounted for as mark-to-market hedges. The company only enters into futures and options contracts that are traded on established, well-recognized exchanges that offer high liquidity, transparent pricing, daily cash settlement and collateralization through margin requirements.

The notional values of the various derivative instruments used by the company are summarized in the following table:

Notional Values (In millions)	September 28, 2013	June 29, 2013	Hedge Coverage (Number of months)
Commodity Contracts:
Commodity Future Contracts:(1)
Grains/Oilseed	$46	$34	7
Energy	$26	$29	11
Other commodities	$9	$20	5

(1) Commodity futures contracts are determined by the initial cost of the contract
Cash Flow Presentation

The cash receipts and payments from a derivative instrument are classified according to the nature of the instrument, when realized, generally in investing activities unless otherwise disclosed. However, cash flows from a derivative instrument that are accounted for as a fair value hedge or cash flow hedge are classified in the same category as the cash flows from the items being hedged provided the derivative does not include a financing element at inception. If a derivative instrument includes a financing element at inception, all cash inflows and outflows of the derivative instrument are considered cash flows from financing activities. If, for any reason, hedge accounting is discontinued, any remaining cash flows after that date will be classified consistent with mark-to-market instruments.
Contingent Features/Concentration of Credit Risk
All of the company’s derivative instruments are governed by International Swaps and Derivatives Association (ISDA) master agreements, requiring the company to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the company’s credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. There are no derivative instruments with credit-risk-related contingent features that are in a liability position as of September 28, 2013 and June 29, 2013.

A large number of major international financial institutions are counterparties to the company’s financial instruments. The company enters into financial instrument agreements only with counterparties meeting very stringent credit standards (a credit rating of A-/A3 or better), limiting the amount of agreements or contracts it enters into with any one party and, where legally available, executing master netting agreements. The company regularly monitors these positions. While the company may be exposed to credit losses in the event of non-performance by individual counterparties of the entire group of counterparties, the company has not recognized any losses with these counterparties in the past and does not anticipate material losses in the future.
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
The carrying amounts of cash and equivalents, trade accounts receivables, accounts payable, derivative instruments and notes payable approximate fair values due to their short-term nature and are considered Level 1 based on the valuation inputs. The carrying value of derivative instruments approximate fair value but may be considered Level 1 or Level 2 based on the valuation inputs used (see balance sheet classification and fair value determination in the table presented later in this disclosure). The fair value of the company’s long-term debt (considered Level 2 based on the valuation inputs used), including the current portion, is estimated using discounted cash flows based on the company’s current incremental borrowing rates for similar types of borrowing arrangements. Marketable securities available for sale values are derived solely from level 1 inputs.

	September 28, 2013		June 29, 2013
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current portion	$978	$951	$981	$951

Information related to our cash flow hedges, net investment hedges, fair value hedges and other derivatives not designated as hedging instruments for the quarters ended September 28, 2013 and September 29, 2012 is as follows:

	Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cash Flow Derivatives:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$—	$(1)	$12	$(1)	$12
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	(1)	5	(1)	5
Change in amount of gain (loss) expected to be reclassified into earnings during the next twelve months	—	—	(2)	(11)	(2)	(11)
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	—	—	(1)	4	(1)	4
Amount of gain (loss) recognized in SG&A	—	(1)	1	1	1	—

(a) Effective portion
(b) Gain (loss) reclassified from AOCI into earnings is reported in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts

8. Pension and Other Postretirement Benefit Plans
The components of the net periodic benefit cost (benefit) for the pension and postretirement benefit plans for the quarter ended September 28, 2013 and September 29, 2012 are as follows:

	Pension Plans
	Quarter Ended
(In millions)	September 28, 2013	September 29, 2012
Service cost	$2	$3
Interest cost	19	18
Expected return on plan assets	(22)	(23)
Amortization of:
Net actuarial loss	1	1
Prior service cost	—	—
Settlement loss	—	—
Net periodic benefit cost (benefit)	$—	$(1)

	Postretirement Benefit Plans
	Quarter Ended
(In millions)	September 28, 2013	September 29, 2012
Service cost	$—	$—
Interest cost	1	1
Expected return on plan assets	—	—
Amortization of:
Net actuarial loss	—	—
Prior service cost	(2)	(2)
Settlement loss	—	—
Net periodic benefit cost (benefit)	$(1)	$(1)
The company contributed approximately $1 million and $2 million to its defined benefit pension plans related to continuing operations during the first quarter ended of 2014 and 2013, respectively. At the present time, the company expects to contribute approximately $5 million to $6 million of additional cash to its defined benefit pension plans in the remainder of 2014. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates. As a result, the actual funding in 2014 may differ from the current estimate.
9. Income Taxes
The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Quarter Ended
(In millions)	September 28, 2013	September 29, 2012
Continuing operations
Income before income taxes	$44	$75
Income tax expense (benefit)	15	26
Effective tax rate	33.4%	35.3%
First Quarter 2014
In the first quarter of 2014, the company recognized tax expense of $15 million on pretax income from continuing operations of $44 million, or an effective tax rate of 33.4%. The tax expense and related effective tax rate on continuing operations were determined by applying a 33.5% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate.

First Quarter 2013
In the first quarter of 2013, the company recognized a tax expense of $26 million on pretax income from continuing operations of $75 million, or an effective tax rate of 35.3%. The tax expense and related effective tax rate on continuing operations was determined by applying a 35.3% estimated annual effective tax rate to pretax earnings.
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

The year-to-date net liability for unrecognized tax benefits as of September 28, 2013 is $65 million which is unchanged from June 29, 2013. At this time, the company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by $5 million to $30 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of tax audits currently in process and the expiration of statutes of limitations.
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
10. Contingencies and Commitments

The company is a party to various pending legal proceedings, claims and environmental actions by government agencies. The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to the particular matter.
Aris – This is a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint alleges unfair labor practices due to the termination of manufacturing operations in the Philippines by Aris Philippines, Inc. (Aris), a former subsidiary of the company. The complaint names the company as a party defendant. In 2006, the arbitrator ruled against the company and awarded the plaintiffs approximately $80 million in damages and fees. This ruling was appealed by the company and subsequently set aside by the NLRC in December 2006. Both the complainants and the company have filed motions for reconsideration. The company continues to believe that the plaintiffs' claims are without merit; however, it is reasonably possible that this case will be ruled against the company and have a material adverse impact on the company's results of operations and cash flows. The company has initiated settlement discussions for this case and has established an accrual for the estimated settlement amount.
Multi-Employer Pension Plans – The company participates in one multi-employer pension plan (MEPP) that provided retirement benefits to certain employees covered by collective bargaining agreements. Participating employers in a MEPP are jointly responsible for any plan underfunding. MEPP contributions are established by the applicable collective bargaining agreements; however, the MEPPs may impose increased contribution rates and surcharges based on the funded status of the plan and the provisions of the Pension Protection Act of 2006 (PPA). The PPA imposes minimum funding requirements on the plans. Plans that fail to meet certain funding standards as defined by the PPA are categorized as being either in a critical or endangered status. We have received notice that the plan to which we contribute has been designated in critical status. The trustees of critical status multi-employer plans must adopt a rehabilitation or funding improvement plan designed to improve the plan's funding within a prescribed period of time. Rehabilitation and funding improvement plans may include increased employer contributions, reductions in benefits or a combination of the two. Unless otherwise agreed upon, any requirement to increase employer contributions will not take effect until the current collective bargaining agreements expire. However, a five percent surcharge for the initial critical year (increasing to ten percent for the following and subsequent years) is imposed on contributions to plans in critical status and remains in effect until the bargaining parties agree on modifications consistent with the rehabilitation plan adopted by the trustees. In addition, the failure of a plan to meet funding improvement targets provided in its rehabilitation or funding improvement plan could result in the imposition of an excise tax on contributing employers.

Under current law regarding multi-employer pension plans, a withdrawal or partial withdrawal from any plan that was underfunded would render us liable for our proportionate share of that underfunding. This potential unfunded pension liability also applies ratably to other contributing employers. Information regarding underfunding is generally not provided by plan administrators and trustees on a current basis and when provided, is difficult to independently validate. Any public information available relative to multi-employer pension plans may be dated as well. In the event of a withdrawal or partial withdrawal was to occur with respect to the MEPP to which the company makes contributions, the impact to our consolidated financial statements could be material. Withdrawal liability triggers could include the company's decision to close a plant or the dissolution of a collective bargaining unit.

The company's regularly scheduled contributions to MEPPs related to continuing operations are expected to be approximately $2 million in 2014, and totaled approximately $1 million in 2013.

Guarantees

The company is a party to a variety of agreements under which it may be obligated to indemnify a third party with respect to certain matters. Typically, these obligations arise as a result of contracts entered into by the company under which the company agrees to indemnify a third party against losses arising from a breach of representations and covenants related to matters such as title to assets sold, the collectibility of receivables, specified environmental matters, lease obligations assumed and certain tax matters. In each of these circumstances, payment by the company is conditioned on the other party making a claim pursuant to the procedures specified in the contract. These procedures allow the company to challenge the other party's claims. In addition, the company's obligations under these agreements may be limited in terms of time and/or amount, and in some cases the company may have recourse against third parties for certain payments made by the company. It is not possible to predict the maximum potential amount of future payments under certain agreements, due to the conditional nature of the company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements have not had a material effect on the company's business, financial condition or results of operations. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company's business, financial condition or results of operations.

The material guarantees for which the maximum potential amount of future payments can be determined, are as follows:
Contingent Lease Obligations – The company is contingently liable for leases on property operated by others. At September 28, 2013, the maximum potential amount of future payments the company could be required to make, if all of the current operators default on the rental arrangements, is $16 million. The minimum annual rentals under these leases are $7 million in 2014, $8 million in 2015 and $1 million in 2016. The largest components of these amounts relate to a number of retail store leases operated by Coach, Inc. Coach, Inc. is contractually obligated to provide the company, on an annual basis, with a standby letter of credit which, at a minimum, is equal to the next year's rental obligations. The letter of credit in place at the close of 2013 was $7 million. This obligation to provide a letter of credit expires when the company's contingent lease obligation is substantially extinguished. The company has not recognized a liability for the contingent obligation on the Coach, Inc. leases.
Contingent Debt Obligations and Other – The company has guaranteed the payment of certain third-party debt. The maximum potential amount of future payments that the company could be required to make, in the event that these third parties default on their debt obligations, is $16 million. At the present time, the company does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following is management’s discussion and analysis of the results of operations for the first quarter of 2014 compared with the first quarter of 2013 and a discussion of the changes in financial condition and liquidity during the first quarter of 2014. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – First Quarter of 2014 Compared with First Quarter of 2013

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Non-GAAP Financial Measures Definitions

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information
Business Overview
Our Business
Hillshire Brands is a manufacturer and marketer of high-quality, brand name food products. Sales are principally in the United States, where it is one of the leaders in meat-centric food solutions for the retail and foodservice markets. In the retail channel, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sandwiches, sausages and lunchmeats as well as a variety of frozen baked products and specialty items including cakes and cheesecakes. These products are sold primarily to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat and bakery products to foodservice customers.

The company's portfolio of brands includes Jimmy Dean, Ball Park, Hillshire Farm, State Fair, Sara Lee frozen bakery and Chef Pierre, as well as artisanal brands Aidells, Gallo Salame and Golden Island.

Strategy

The company is focused on delivering long-term value creation through strengthening the core of its business through brand building and innovation; leveraging its heritage brand equities to extend into new adjacent categories; fueling growth by driving operating efficiencies; and evaluating opportunities to acquire on-trend brands that align with its strategy for value creation.

Summary of Results
The business highlights include the following:

•
Net sales for the first quarter of 2014 were $984 million, which was $10 million, or 1%, higher than the prior year. The increase in sales was driven by favorable mix and pricing initiatives which were partially offset by a slight decline in volume and increased spending in selected trade and slotting programs.

•
Reported operating income for the first quarter of 2014 was $55 million, which was $29 million, or 35.2%, lower than the prior year. The net sales increase of $10 million was offset by a $39 million increase in cost of sales primarily driven by higher commodity costs. Adjusted operating income, which decreased $25 million, or 24.4%, was also negatively affected by unfavorable commodity costs which were partially offset by decreased SG&A spending. Investments in MAP decreased 13.4% in the quarter as spending was redeployed to other marketing initiatives.

•
Diluted earnings per share from continuing operations for the first quarter decreased from $0.40 in 2013 to $0.23 in 2014 primarily driven by the unfavorable effects of commodity costs partially offset by lower income tax expense. Adjusted EPS, which excludes the impact of significant items, decreased from $0.49 in 2013 to $0.35 in 2014 due to the decline in operating income, excluding significant items, and a higher share count. Average diluted shares outstanding increased from 123 million to 125 million on a year-over-year basis due to the impact of the exercise of stock options and the vesting of restricted stock units.

•
Total cash flow from operating activities improved from a source of cash of $5 million in the first quarter of 2013 to $59 million for the first quarter of 2014. The most significant driver of the change was related to increased focus on working capital management.

Consolidated Results – First Quarter of 2014 Compared with First Quarter of 2013
The following table summarizes net sales and operating income for the first three months of 2014 and 2013 and certain items that affected the comparability of these amounts:

	Three Months ended
Total Company Performance (In millions)	September 28, 2013	September 29, 2012	Change	Percent Change
Net sales	$984	$974	$10	1.0%
Operating income	$55	$84	$(29)	(35.2)%
Less: Impact of significant items on operating income	(21)	(17)	(4)
Adjusted operating income	$76	$101	$(25)	(24.4)%
Net Sales
Net sales increased by $10 million or 1.0% driven by commodity-driven pricing and favorable mix in the foodservice segment, which were partially offset by slight declines in volume, increased trade spending in selected categories and higher slotting expenses for new items.
The components of the percentage change in net sales as compared to the prior year are as follows:

First Three Months of 2014	Volumes	+	Price/Mix	+	Acquisitions	=	Net Sales Change
Net Sales Changes
Total Continuing Business	(0.3)%		1.2%		0.1%		1.0%
Operating Income
Operating income decreased by $29 million primarily driven by unfavorable commodity costs and higher slotting expenses partially offset by favorable mix and pricing. Adjusted operating income, which decreased $25 million, or 24.4%, was also negatively affected by unfavorable commodity costs which were partially offset by decreased SG&A spending.

Gross Margin
Gross margin dollars in the first three months of 2014 decreased $29 million over the prior year due to higher commodity costs, which were only partially offset by pricing actions and a favorable shift in sales mix. The gross margin percent decreased from 30.2% in the first three months of 2013 to 27.0% in the first three months of 2014 primarily due to the impact of higher commodity costs.
Selling, General and Administrative Expenses

	Three Months ended
(In millions)	September 28, 2013	September 29, 2012	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$40	$46	$(6)	(13.4)%
Other	142	139	3	2.7%
Total business segments	182	185	(3)	(1.3)%
General corporate expenses	25	28	(3)	(11.7)%
Mark-to-market derivative gains	(1)	(1)	—	(25.8)%
Amortization of identifiable intangibles	1	1	—	—%
Total SG&A Expenses	$207	$213	$(6)	(2.6)%

Selling, general and administrative expenses decreased by $6 million, or 2.6%. Measured as a percent of sales, SG&A expenses declined slightly year over year from 21.8% to 21.1%. SG&A expenses in the business segments decreased $3 million, or 1.3%, primarily due to productivity gains in the procurement of MAP, and a shift of funds to slotting to support new item introduction. General corporate expenses were $3 million lower in 2014 primarily due to decreased restructuring costs.
Exit Activities and Other Significant Items
The reported results for the first three months of 2014 and 2013 reflect amounts recognized for actions associated with the company’s ongoing business improvement and cost reduction program and other exit and disposal actions. The amounts reported for exit activities, asset and business dispositions were charges of $3 million in the first three months of 2014 versus a gain of $3 million in the first three months of 2013. As discussed in Note 6 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges in 2014 relate to employee severance costs, while the gain in 2013 was primarily related to the disposition of manufacturing facilities that had been held for sale.
Net Interest Expense
Net interest expense increased from $9 million in the first three months of 2013 to $11 million in the first three months of 2014. The $2 million increase was primarily due to the decrease of capitalized interest.
Income Tax Expense
Note 9 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Three Months
(In millions)	2014	2013
Continuing operations
Income before income taxes	$44	$75
Income tax expense (benefit)	15	26
Effective tax rate	33.4%	35.3%
In the first three months of 2014, the company recognized tax expense of $15 million on pretax income from continuing operations of $44 million, or an effective tax rate of 33.4%. The tax expense and related effective tax rate on continuing operations were determined by applying a 33.5% estimated annual effective tax rate to pretax earnings and then recognizing various discrete tax items, none of which were material individually or in the aggregate.
In the first three months of 2013, the company recognized a tax expense of $26 million on pretax income from continuing operations of $75 million, or an effective tax rate of 35.3%. The tax expense and related effective tax rate on continuing operations was determined by applying a 35.3% estimated annual effective tax rate to pretax earnings.
Income from Continuing Operations and Diluted Earnings per Share (EPS)
Income from continuing operations in the first three months of 2014 was $29 million as compared to $49 million in the prior year. The $20 million decrease in earnings was primarily due to increased commodity costs which were partially offset by increased net sales and a lower effective tax rate.
Diluted EPS from continuing operations decreased from $0.40 in the first three months of 2013 to $0.23 in the first three months of 2014 due to the decrease in operating income noted above. Adjusted EPS, which excludes the impact of significant items, decreased from $0.49 in 2013 to $0.35 in 2014. Diluted EPS in 2014 was negatively impacted by higher average shares outstanding. The average diluted shares outstanding increased from 123 million in 2013 to 125 million in 2014 due to the exercise of stock options and the vesting of RSUs.
Discontinued Operations
Income (loss) from discontinued operations – Discontinued operations reported no income in the first quarter of 2014 versus $2 million in 2013. The results in 2013 related mainly to the Australian bakery operations, which were disposed of in February 2013.
Gain on sale of discontinued operations – In the first quarter of 2013 the company recognized a $2 million gain related to the final purchase adjustment for the North American fresh bakery disposition and the disposition of two manufacturing facilities related to the North American foodservice beverage operations.

Net Income and Diluted Earnings per Share (EPS)
For the first three months of 2014, the company reported net income of $29 million versus net income of $53 million for the comparable period of the prior year. The $24 million, or 44.9%, decrease in net income was primarily driven by increased commodity costs and prior year income from discontinued operations as noted above.
Diluted EPS was $0.23 in the first three months of 2014 as compared to $0.43 per share in the first three months of 2013. Diluted EPS were impacted by higher average shares outstanding during the first three months of 2014, which resulted from the exercise of stock options and the vesting of RSUs.
Operating Results by Business Segment
Net sales and income before income taxes by business segment for 2014 and 2013 are as follows:

	Net Sales
	Three Months ended
(In millions)	September 28, 2013	September 29, 2012
Retail	$714	$719
Foodservice/Other	270	255
Total net sales	$984	$974

	Income from Continuing Operations Before Income Taxes
	Three Months ended
(In millions)	September 28, 2013	September 29, 2012
Retail	$60	$84
Foodservice/Other	25	25
Total operating segment income	85	109
General corporate expense	(25)	(31)
Mark-to-market derivative gains	2	5
Amortization of intangibles	(1)	(1)
Significant items - business segments	(6)	2
Total operating income	55	84
Net interest expense	(11)	(9)
Income from continuing operations before income taxes	$44	$75
The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total company:

First Three Months of 2014	Volumes	+	Price/Mix	+	Acquisitions	=	Net Sales Change
Net Sales Changes
Retail	(0.6)%		(0.2)%		0.1%		(0.7)%
Foodservice/Other	0.3%		5.4%		—%		5.7%
Total Continuing Business	(0.3)%		1.2%		0.1%		1.0%

The following tables summarize the net sales and operating segment income for each of the business segments for 2014 and 2013 and certain items that affected the comparability of these amounts:

Retail

	Three Months ended
(In millions)	September 28, 2013	September 29, 2012	Change	Percent Change
Net Sales	$714	$719	$(5)	(0.7)%
Operating segment income	$60	$84	$(24)	(27.8)%
Net sales decreased slightly versus the prior year as a favorable shift in sales mix was offset by declines in volume and increases in slotting and trade. Volume increases for Jimmy Dean breakfast sandwiches and Aidells were offset by volume declines for Ball Park hot dogs, Hillshire Farm lunchmeat, deli meats and frozen sweet goods. Higher trade spending, particularly in lunchmeat and corn dogs, reduced net sales growth by approximately 1.2%.
Operating segment income decreased by $24 million, or 27.8%, due to the impact of higher commodity costs, higher slotting, and higher trade spending, partially offset by a favorable shift in sales mix and lower MAP investments.

Foodservice/Other

	Three Months ended
(In millions)	September 28, 2013	September 29, 2012	Change	Percent Change
Net sales	$270	$255	$15	5.7%
Operating segment income	$25	$25	$—	(1.8)%
Net sales increased by $15 million, or 5.7%. The increase in net sales was due to pricing actions to cover commodity increases, higher prices for commodity turkey sales, a favorable shift in sales mix, and an increase in volume. Overall volumes were up 0.3% driven by increases in breakfast sausage, smoked sausage, corn dogs, and upscale desserts.
Operating segment income remained flat as commodity cost increases were largely offset by pricing actions and timing led to lower MAP investments.

Financial Condition
The Consolidated Statement of Cash Flows for the first quarter of 2013 includes amounts related to discontinued operations. See Note 5 – “Discontinued Operations” for additional information.
Cash received from (used in) Operating Activities
The cash from operating activities generated by continuing and discontinued operations is summarized in the following table:

	First Quarter ended
(In millions)	September 28, 2013	September 29, 2012
Cash from (used in) Operating Activities:
Continuing Operations	$59	$(6)
Discontinued Operations	—	11
Total	$59	$5
The cash from operating activities increased by $54 million versus the prior year due primarily to favorable impact of improved working capital management, particularly with respect to inventory and accounts payable, slightly offset by lower income. In 2013, $11 million of cash was generated by discontinued operations related to the Australian bakery operations.
Cash received from (used in) Investing Activities
The cash used by investing activities was $256 million in the first quarter of 2014 as compared to a use of cash of $14 million in 2013. The year-over-year change was primarily due to a $193 million increase in the cash used to purchase short-term commercial paper and corporate note investments and $35 million used for the acquisition of our Golden Island jerky business.

Cash received from (used in) Financing Activities
Net cash used by financing activities in 2014 was $27 million versus cash proceeds of $27 million in the prior year. The year-over-year change was primarily due to a decrease in stock issuances of approximately $25 million, a $15 million increase in dividend payments and $10 million of purchases of common stock.
Liquidity
Cash and Equivalents
The company had cash and cash equivalents, defined as highly liquid investments with a maturity of three months or less at the time of purchase, on the balance sheet at September 28, 2013 of $176 million. The decrease of $224 million from the balance at June 29, 2013 was primarily due to the purchase of short-term investments as well as the acquisition of the Golden Island jerky business.
Credit Facility and Credit Ratings
The company has a $750 million credit facility that expires in June 2017. The credit facility has an annual fee of 0.15% as of September 28, 2013 and pricing under this facility is based on the company’s current credit rating. At September 28, 2013, the company did not have any borrowings outstanding under this facility, but it did have approximately $37 million of letters of credit outstanding under this credit facility at an annual interest rate of 1.1%. The facility does not mature or terminate upon a credit rating downgrade. In addition, in the first quarter of 2014, the company entered into a $65 million uncommitted bilateral letter of credit facility agreement. Under the terms of the agreement, there is no annual fee for the facility and the company is subject to an annual interest rate of 0.85% on issuances.   As of September 28, 2013, the company had letters of credit totaling $20 million outstanding under this facility.

The company’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as affirmative, negative and financial covenants with which the company is in compliance as of September 28, 2013. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the twelve months ended September 28, 2013, the company’s interest coverage ratio was 8.0 to 1.0.
The financial covenants also include a requirement to maintain a leverage ratio of not more than 3.50 to 1.00. The leverage ratio is based on the ratio of consolidated total indebtedness to an adjusted consolidated EBITDA. For the twelve months ended September 28, 2013, the leverage ratio was 2.2 to 1.0.
The company maintains investment grade credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings, as of September 28, 2013 are shown in the table below. These ratings remain unchanged from the previous year end.

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s	Baa2	P-2	Stable
FitchRatings	BBB	F-2	Stable
Changes in the company’s credit ratings may result in changes in the company’s borrowing costs. The company’s current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a historically high degree of liquidity. A downgrade of the company’s short-term credit rating would place the company in a commercial paper market that would contain significantly less market liquidity than it currently operates in with a rating of “A-2,” “P-2,” or “F-2.” This would reduce the amount of commercial paper the company could issue and raise its commercial paper borrowing cost and would require immediate payment or the posting of collateral on the derivative instruments in net liability positions in accordance with ISDA rules. See Note 7, “Financial Instruments” for more information. To the extent that the company’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the company has the ability to use our available credit facility to satisfy operating requirements, if necessary.
Debt
The company’s total long-term debt of $951 million at September 28, 2013 remained virtually unchanged from the previous year end balance of $951 million. The company’s total long-term debt is due to be repaid as follows: $16 million in the remainder of 2014, $96 million in 2015, $400 million in 2016, nil in 2017 and 2018, $1 million in 2019 and $438 million thereafter. Debt obligations are expected to be satisfied with cash on hand or the issuance of new debt.

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
Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the company’s long-term debt is virtually all fixed-rate debt as of September 28, 2013 and June 29, 2013. The company monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.
Leases
The company has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations for continuing operations are scheduled to be paid as follows: $7 million in the remainder 2014, $8 million in 2015, $1 million in 2016, and nil thereafter. The company is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The company continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $16 million in the remainder of 2014, $17 million in 2015, $13 million in 2016, $10 million in 2017, $9 million in 2018, $9 million in 2019, and $68 million thereafter.
The company has various funding obligations and certain contingent guaranty obligations that are outlined below.
Pension Plans
The funded status of the company’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. For continuing operations, the plans were 92% funded, or underfunded by $123 million, as of the end of 2013. Further information on the company’s pension plans is contained in Note 8 to these Consolidated Financial Statements. The company anticipates recognizing income of approximately $2 million in continuing operations for its defined benefit pension plans in 2014.
The company contributed approximately $1 million in the first quarter of 2014 to these defined benefit pension plans. The company anticipates that it will make approximately $6 million to $7 million of cash contributions for the entire fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors. As a result, actual funding in 2014 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 to the Consolidated Financial Statements – “Defined Benefit Pension Plans,” that are included in the company’s 2013 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.

The company participates in one multi-employer pension plan (MEPP) that provided retirement benefits to certain employees covered by collective bargaining agreements. Participating employers in a MEPP are jointly responsible for any plan underfunding. MEPP contributions are established by the applicable collective bargaining agreements; however, the MEPPs may impose increased contribution rates and surcharges based on the funded status of the plan and the provisions of the Pension Protection Act of 2006 (PPA). The PPA imposes minimum funding requirements on the plans. Plans that fail to meet certain funding standards as defined by the PPA are categorized as being either in a critical or endangered status. We have received notice that the plan to which we contribute has been designated in critical status. The trustees of critical status multi-employer plans must adopt a rehabilitation or funding improvement plan designed to improve the plan's funding within a prescribed period of time. Rehabilitation and funding improvement plans may include increased employer contributions, reductions in benefits or a combination of the two. Unless otherwise agreed upon, any requirement to increase employer contributions will not take effect until the current collective bargaining agreements expire. However, a five percent surcharge for the initial critical year (increasing to ten percent for the following and subsequent years) is imposed on contributions to plans in critical status and remains in effect until the bargaining parties agree on modifications consistent with the rehabilitation plan adopted by the trustees. In addition, the failure of a plan to meet funding improvement targets provided in its rehabilitation or funding improvement plan could result in the imposition of an excise tax on contributing employers.

Under current law regarding multi-employer pension plans, a withdrawal or partial withdrawal from any plan that was underfunded would render us liable for our proportionate share of that underfunding. This potential unfunded pension liability also applies ratably to other contributing employers. Information regarding underfunding is generally not provided by plan administrators and trustees on a current basis and when provided, is difficult to independently validate. Any public information available relative to multi-employer pension plans may be dated as well. In the event of a withdrawal or partial withdrawal was to occur with respect to the MEPP to which the company makes contributions, the impact to our consolidated financial statements could be material. Withdrawal liability triggers could include the company's decision to close a plant or the dissolution of a collective bargaining unit.

The company's regularly scheduled contributions to MEPPs related to continuing operations are expected to be $2 million in 2014 and totaled approximately $1 million in 2013.
Restructuring Action Liabilities
The company has recognized amounts for various restructuring charges. At September 28, 2013, the company had recognized cumulative liabilities of approximately $35 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the company expects a significant portion of these amounts will be paid over the next twelve months.
Cost Savings Initiatives
In June 2012, the company announced that it expected to deliver $100 million of savings between 2013 and 2015. At that time, initiatives to deliver $65 million of savings had been identified. The company has now identified the remaining $35 million of cost savings, as well as approximately $45 million of additional savings through 2016. The cost savings are expected to result from improved revenue management, supply chain and support processes. The company expects to recognize cash charges of approximately $80 million to $100 million between 2014 and 2016. Non-cash charges may also be recognized as the initiatives are implemented. The company expects to recognize approximately $50 million of cash charges in 2014 related to these new cost savings initiatives. When fully implemented, these initiatives are expected to deliver ongoing annual savings of $80 million.
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

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. Many of the commodities we use, including pork, beef, poultry, packaging, energy, cheese, fruit, seasoning blends, flour and sugar have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions over time and to offset any operating cost increases with continuous improvement savings. During the first nine months of fiscal 2013, commodity costs, excluding mark-to-market derivative gains/losses, decreased over the prior year. The company continues to forecast material input cost inflation through the remainder of the first half of fiscal 2014. The company now expects this trend to continue throughout the second half of the year.
Interest Rate and Commodity Risks

To mitigate the risk from interest rate and commodity price fluctuations, the company may enter into various hedging transactions that have been authorized pursuant to the company's policies and procedures. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.
Interest Rates—As of September 28, 2013, the company has no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on virtually 100% of the company’s long-term debt. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates, which would result in a maximum potential decrease in the fair value of debt of approximately $6 million. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar maturities.
The company has interest rate risk associated with its pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Note 16 and 17 to the Consolidated Financial Statements in the company’s 2013 Annual Report for additional information.
Commodities - The company is a purchaser of certain commodities such as beef, pork, chicken, packaging, fruit, seasoning blends, flour, corn, corn syrup, soybean and corn oils, butter, sugar, natural gas and diesel fuel. We also raise turkeys and contract with turkey growers to meet our raw material requirements for whole birds and processed turkey products. Our costs for turkey are affected by the cost and supply of feed grains, including corn and soybean meal. Commodities are subject to price risk due to factors such as fluctuations in the commodity market, the availability of supply, severe weather, consumer or industrial demand and changes in governmental and international trade, alternative energy and agricultural programs. Where possible, the company attempts to reduce the market risk associated with these by entering into either physical forward contracts or derivative instruments. The company has policies governing the hedging instruments that can be used. In circumstances where commodity derivative instruments are used, there is a high correlation between the commodity costs and the derivative instrument.

For commodity derivative instruments held, the company uses a sensitivity analysis technique to evaluate the effect that a 10% change in the underlying commodity price would have on the market value of the company's commodity derivative instruments. The impact is not significant compared with the earnings and equity of the company.

(In millions)	First quarter 2014	Year ended 2013
Effect of a 10% change in Market Price:
Grains & Oilseeds	$4	$3
Energy	3	3
Other Commodities	1	2

Non-GAAP Financial Measures Definitions
Non-GAAP Measures

The following is an explanation of the non-GAAP financial measures presented in this quarterly report. It also adjusts for the impact of an additional week in those fiscal years that include a 53rd week. Results for businesses acquired are included from the date of acquisition onward. Adjusted EPS excludes from diluted EPS for continuing operations the impact of significant items and the 53rd week.
Significant Items Affecting Comparability

The reported results for 2014 and 2013 reflect amounts recognized for restructuring actions and other significant amounts that impact comparability.

Significant items are income or charges (and related tax impact) that management believes have had a significant impact on the earnings of the applicable business segment or on the total company for the period in which the item is recognized, are not indicative of the company's core operating results and affect the comparability of underlying results from period to period. Significant items may include, but are not limited to: charges for exit activities; various restructuring programs; spin-off related costs; impairment charges; pension partial withdrawal liability charges; benefit plan curtailment gains and losses; tax charges on deemed repatriated earnings; tax costs and benefits resulting from the disposition of a business; impact of tax law changes; changes in tax valuation allowances; and favorable or unfavorable resolution of open tax matters based on the finalization of tax authority examinations or the expiration of statutes of limitations.

The impact of significant items on net income and diluted earnings per share is summarized below:

	Quarter Ended September 28, 2013			Quarter Ended September 29, 2012
(In millions, except per share data)	Pretax Impact	Net Income (Loss) Attributable to Hillshire Brands(2)	Diluted EPS Impact(1)	Pretax Impact	Net Income (Loss) Attributable to Hillshire Brands(2)	Diluted EPS Impact(1)
Continuing operations:
Restructuring actions:
Severance/retention charges	$(3)	$(2)	$(0.02)	$—	$—	$—
Lease & contractual obligation exit costs	—	—	—	(3)	(2)	(0.01)
Consulting, advisory & other costs	(14)	(9)	(0.07)	(8)	(5)	(0.04)
Income from asset dispositions	—	—	—	5	3	0.03
Accelerated depreciation	(5)	(3)	(0.03)	(11)	(7)	(0.06)
Total restructuring actions	(22)	(14)	(0.11)	(17)	(11)	(0.08)
Reimbursed claim proceeds	2	1	0.01	—	—	—
Acquisition advisory & other costs	(1)	(1)	(0.01)	—	—	—
Impact of significant items on income (loss) from continuing operations	(21)	(14)	(0.12)	(17)	(11)	(0.09)
Discontinued operations:
Consulting, advisory & other costs	—	—	—	(1)	—	(0.01)
Gain on sale of discontinued operations	—	—	—	3	2	0.02
Significant items impacting discontinued operations	—	—	—	2	2	0.01
Impact of significant items on net income (loss) attributable to Hillshire Brands	$(21)	$(14)	$(0.12)	$(15)	$(9)	$(0.08)
Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(3)			$(3)
Selling, general and administrative expenses	(15)			(17)
Exit and business dispositions	(3)			3
Total	$(21)			$(17)
Diluted earnings per share – cont. operations:
As reported			$0.23			$0.40
Less: impact of significant items			(0.12)			(0.09)
Adjusted earnings per share			$0.35			$0.49
Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

(2)	Taxes computed at applicable statutory rates.

Significant Accounting Policies and Critical Estimates
The company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are incorporated in the 2013 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the company are described in the Financial Review in the company’s 2013 Annual Report on Form 10-K.
Issued but not yet Effective Accounting Standards
A summary of new accounting pronouncements issued, but not yet effective, which are relevant to the operations of the company are summarized below.
Presentation of Unrecognized Tax Benefits - In July 2013, the Financial Accounting Standards Board (FASB) issued an accounting standard to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists to address issues with diversity in practice. The standard states that, with limited exceptions, the unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset. While the standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, the company has historically presented such information in accordance with the newly issued guidance. As such, there will be no impact to the financial statements as a result of the issuance of this amendment.

Forward-Looking Information

This document contains forward-looking statements regarding Hillshire Brands' business prospects and future financial results and metrics. In addition, from time to time, in oral statements and written reports, the company discusses its expectations regarding the company's future performance by making forward-looking statements preceded by terms such as will, anticipates, intends, expects, likely or believes. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events and are inherently uncertain.

Investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements, and the company wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Hillshire Brands' actual results to differ from such forward-looking statements are those described under Item 1A, Risk Factors in Hillshire Brands' most recent Annual Report on Form 10-K and other SEC Filings, as well as factors relating to:

•
 The consumer marketplace, such as (i) intense competition, including advertising, promotional and price competition; (ii) changes in consumer behavior due to economic conditions, such as a shift in consumer demand toward private label; (iii) fluctuations in raw material costs, Hillshire Brands' ability to increase or maintain product prices in response to cost fluctuations and the impact on profitability; (iv) the impact of various food safety issues and regulations on sales and profitability of Hillshire Brands products; and (v) inherent risks in the marketplace associated with product innovations, including uncertainties related to execution and trade and consumer acceptance;

•
Hillshire Brands' relationship with its customers, such as (i) a significant change in Hillshire Brands' business with any of its major customers, such as Wal-Mart, its largest customer; and (ii) credit and other business risks associated with customers operating in a highly competitive retail environment;

•	Hillshire Brands' spin-off of its international coffee and tea business in June 2012, including potential tax liabilities and other indemnification obligations; and

•
Other factors, such as (i) Hillshire Brands' ability to generate margin improvement through cost reduction and productivity improvement initiatives; (ii) Hillshire Brands' credit ratings, the impact of Hillshire Brands' capital plans on such credit ratings and the impact these ratings and changes in these ratings may have on Hillshire Brands' cost to borrow funds and access to capital/debt markets; and (iii) the settlement of a number of ongoing reviews of Hillshire Brands' income tax filing positions and inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which Hillshire Brands transacts business.

In addition, Hillshire Brands' results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations in markets where the company competes. Hillshire Brands undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 28, 2013, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities by the Issuer

Hillshire Brands has two stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. As of September 28, 2013, under one of these programs, the company is authorized to repurchase up to $1.2 billion of its shares of common stock. Under the other program, the company is authorized to repurchase up to 2.7 million shares of its common stock. There is no expiration date for either program.
The following table outlines Hillshire Brands purchases of shares of its common stock during the first quarter of 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2013 to Aug. 3, 2013	—	—	—	2,691,824	$ 1.2 billion
Aug. 4, 2013 to Aug. 31, 2013	100,000	$32.53	100,000	2,691,824	$ 1.2 billion
Sept. 1, 2013 to Sept. 28, 2013	200,000	$31.71	200,000	2,691,824	$ 1.2 billion
Total	300,000	$31.98	300,000	2,691,824	$ 1.2 billion

ITEM 6—EXHIBITS

Exhibit Number	Description

10.1	The Hillshire Brands Company Severance Plans for Corporate Officers, as restated on September 22, 2013 and effective as of June 26, 2013

10.2	Form of Amendment to Performance-Based Restricted Stock Unit Grant Notice and Agreement

10.3	Form of Amendment to Restricted Stock Unit Grant Notice and Agreement

10.4	Form of Amendment to Stock Option Grant Notice and Agreement

10.5	Form of Fiscal Years 2014-2016 Performance-Based Restricted Stock Grant Notice and Agreement

10.6	Form of Fiscal Years 2014-2016 Restricted Stock Unit Grant Notice and Agreement

10.7	Fiscal Year 2014 Annual Incentive Plan Program Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1
Sections of The Hillshire Brands Company Quarterly Report on Form 10-Q for the three months ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii)Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Common Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to Consolidated Financial Statements; and (vii) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLSHIRE BRANDS COMPANY
(Registrant)

By:	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Senior Vice President, Controller and Chief Accounting Officer
DATE: October 31, 2013