Form 10-Q
period 2013-12-28
Hillshire Brands Co
filed 2014-01-30
CIK 23666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On December 28, 2013, the Registrant had 122,424,923 outstanding shares of common stock, par value $.01 per share.

The Hillshire Brands Company

THE HILLSHIRE BRANDS COMPANY
Condensed Consolidated Balance Sheets at December 28, 2013 and June 29, 2013
(Unaudited)

In millions	December 28, 2013	June 29, 2013
Assets
Cash and equivalents	$205	$400
Short term investments	192	—
Trade accounts receivable, less allowances	221	219
Inventories
Finished goods	185	207
Work in process	14	15
Materials and supplies	77	91
	276	313
Current deferred income taxes	98	71
Income tax receivable	—	18
Other current assets	80	85
Total current assets	1,072	1,106
Property, net of accumulated depreciation of $1,238 and $1,185, respectively	811	818
Trademarks and other identifiable intangibles, net	136	121
Goodwill	371	348
Deferred income taxes	62	20
Other noncurrent assets	22	21
	$2,474	$2,434
Liabilities and Equity
Accounts payable	$266	$295
Accrued liabilities	324	357
Current maturities of long-term debt	108	19
Total current liabilities	698	671
Long-term debt	840	932
Pension obligation	112	119
Other liabilities	256	228
Contingencies and commitments (Note 10)
Equity
Hillshire Brands common stockholders’ equity	568	484
	$2,474	$2,434
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Income
For the Quarter and Six Months ended December 28, 2013 and December 29, 2012
(Unaudited)

	Quarter Ended		Six Months ended
In millions, except per share data	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Continuing Operations
Net sales	$1,082	$1,060	$2,066	$2,034
Cost of sales	757	728	1,476	1,408
Selling, general and administrative expenses	202	224	409	437
Net charges for exit activities, asset and business dispositions	7	9	10	6
Operating income	116	99	171	183
Interest expense	12	11	25	22
Interest income	(3)	(1)	(5)	(3)
Income from continuing operations before income taxes	107	89	151	164
Income tax expense (benefit)	(7)	31	8	57
Income from continuing operations	114	58	143	107
Discontinued operations
Income from discontinued operations, net of tax expense (benefit) of $1, $(3), $1 and $(2)	1	7	1	9
Gain on sale of discontinued operations, net of tax expense of nil, nil, nil and $1	—	—	—	2
Net income from discontinued operations	1	7	1	11
Net income	115	65	144	118
Net income from continuing operations	114	58	143	107
Net income from discontinued operations	1	7	1	11
Net income	$115	$65	$144	$118
Earnings per share of common stock
Basic
Income from continuing operations	$0.92	$0.47	$1.16	$0.88
Net income	$0.93	$0.53	$1.17	$0.97
Average shares outstanding	123	123	123	122
Diluted
Income from continuing operations	$0.91	$0.47	$1.15	$0.87
Net income	$0.92	$0.53	$1.16	$0.96
Average shares outstanding	124	123	124	123
Cash dividends declared per share of common stock	$0.175	$0.125	$0.350	$0.250
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Comprehensive Income
For the Quarter and Six Months ended December 28, 2013 and December 29, 2012
(Unaudited)

	Quarter Ended		Six Months ended
In millions	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net income	$115	$65	$144	$118
Translation adjustments, net of tax	(1)	—	(1)	1
Net unrealized gain on qualifying cash flow hedges, net of tax	(1)	(11)	(1)	(4)
Pension/Postretirement activity, net of tax	1	—	—	—
Comprehensive income	$114	$54	$142	$115
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Equity
For the period June 30, 2012 to December 28, 2013

(Unaudited)

		Hillshire Brands Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)
Balances at June 30, 2012	$235	$1	$144	$295	$(61)	$(144)
Net income	252	—	—	252	—	—
Translation adjustments, net of tax	(21)	—	—	—	—	(21)
Net unrealized loss on qualifying cash flow hedges, net of tax	(8)	—	—	—	—	(8)
Pension/Postretirement activity, net of tax	26	—	—	—	—	26
Dividends on common stock	(61)	—	—	(61)	—	—
Spin-off of international coffee and tea business	(3)	—	—	(9)	—	6
Stock issuances -
Restricted stock	3	—	3	—	—	—
Stock option and benefit plans	52	—	52	—	—	—
ESOP activity and other	9	—	1	—	8	—
Balances at June 29, 2013	484	1	200	477	(53)	(141)
Net income	144	—	—	144	—	—
Translation adjustments, net of tax	(1)	—	—	—	—	(1)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	(1)	—	—	—	—	(1)
Pension/Postretirement activity, net of tax	—	—	—	—	—	—
Dividends on common stock	(44)	—	—	(44)	—	—
Spin-off of international coffee and tea business	5	—	—	5	—	—
Stock issuances -
Restricted stock	4	—	4	—	—	—
Stock option and benefit plans	5	—	5	—	—	—
Share repurchases and retirements	(30)	—	(30)	—	—	—
ESOP activity and other	2	—	—	—	2	—
Balance at December 28, 2013	$568	$1	$179	$582	$(51)	$(143)
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Cash Flows
For the Six Months ended December 28, 2013 and December 29, 2012
(Unaudited)

	Six Months Ended
In millions	December 28, 2013	December 29, 2012
OPERATING ACTIVITIES -
Net income	$144	$118
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	67	78
Amortization	11	8
Net gain on business dispositions	—	(9)
Increase (decrease) in deferred income taxes	(74)	18
Other	16	(6)
Changes in current assets and liabilities, net of businesses acquired and sold:
Trade accounts receivable	(2)	6
Inventories	38	(18)
Other current assets	5	16
Accounts payable	(36)	(57)
Accrued liabilities	(33)	(57)
Accrued taxes	38	32
Net cash from operating activities	174	129
INVESTING ACTIVITIES -
Purchases of property and equipment	(59)	(79)
Purchases of software and other intangibles	(6)	(3)
Acquisition of businesses	(35)	—
Dispositions of businesses and investments	—	16
Cash from (used in) derivative transactions	(1)	3
Cash used to invest in short-term investments	(269)	—
Cash received from maturing short-term investments	76	—
Sales of assets	—	1
Net cash used in investing activities	(294)	(62)
FINANCING ACTIVITIES -
Issuances of common stock	2	39
Purchase of common stock	(30)	—
Repayments of other debt and derivatives	(10)	(5)
Payments of dividends	(37)	(31)
Net cash from (used in) financing activities	(75)	3
(Decrease) / Increase in cash and equivalents	(195)	70
Less: Cash balances of discontinued operations at end of period	—	(6)
Cash and equivalents at beginning of year	400	235
Cash and equivalents at end of period	$205	$299
Supplemental Cash Flow Data:
Cash paid for restructuring actions	$43	$48
Cash contributions to pension plans	3	3
Cash paid for income taxes	44	6
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
The consolidated financial statements for the second quarter ended December 28, 2013 and December 29, 2012 have not been audited by an independent registered public accounting firm, but in the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The results of operations for the second quarter ended December 28, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year.
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
The company’s fiscal year ends on the Saturday closest to June 30. Fiscal 2014 ends on June 28, 2014. The second quarter of fiscal 2014 ended on December 28, 2013, and the second quarter of fiscal 2013 ended on December 29, 2012. Each of the quarters was a thirteen-week period. Fiscal 2014 and fiscal 2013 are both 52-week years. Unless otherwise stated, references to years relate to fiscal years.
The condensed consolidated balance sheet as of June 29, 2013 has been derived from the company’s audited financial statements included in our Annual Report on Form 10-K for the year ended June 29, 2013. The Australian bakery business, North American Fresh Bakery and North American Foodservice Beverage are presented as discontinued operations in the company’s consolidated income statements. See Note 5 – “Discontinued Operations” for additional information regarding this discontinued operation. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.
2. Net Income Per Share

Net income per share - basic is computed by dividing income by the weighted average number of common shares outstanding for the period. Net income per share - diluted reflects the potential dilution that could occur if options and fixed awards to be issued under stock-based compensation arrangements were converted into common stock. For the quarter and six months ended December 28, 2013, options to purchase 0.2 million shares of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and six months ended December 29, 2012, options to purchase 3.2 million of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods.

The average shares outstanding increased in the first six months of 2014 as compared to the first six months of 2013 as a result of stock issuances related to the exercise of stock options and the vesting of restricted stock units (RSUs). During the first six months of 2014, the company repurchased 0.9 million shares at a cost of $30 million under an existing share repurchase program which authorized the company to repurchase $1.2 billion of common stock.

As of December 28, 2013, the remaining amount authorized for repurchase is approximately $1.2 billion of common stock under one of its existing share repurchase programs, plus 2.7 million shares of common stock that remain authorized for repurchase under the company's other share repurchase program.

The following is a reconciliation of net income to net income per share – basic and diluted – for the second quarter and first six months of 2014 and 2013 (per share amounts are rounded and may not add to total):
Computation of Net Income per Common Share
(In millions, except per share data)

	Quarter ended		Six Months ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Income from continuing operations	$114	$58	$143	$107
Income from discontinued operations, net of tax	1	7	1	11
Net income	$115	$65	$144	$118
Average shares outstanding – Basic	123	123	123	122
Dilutive effect of stock option and award plans	1	—	1	1
Diluted shares outstanding	124	123	124	123
Earnings per common share—Basic
Income from continuing operations	$0.92	$0.47	$1.16	$0.88
Income from discontinued operations	0.01	0.06	0.01	0.09
Net income	$0.93	$0.53	$1.17	$0.97
Earnings per common share – Diluted
Income from continuing operations	$0.91	$0.47	$1.15	$0.87
Income from discontinued operations	0.01	0.06	0.01	0.09
Net income	$0.92	$0.53	$1.16	$0.96

3. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (AOCI) by component for the six months ended December 28, 2013 and December 29, 2012 are as follows:

	Net Unrealized Gain (loss) on Qualifying Cash Flow Hedges		Pension/ Post-retirement Activity		Translation Adjustments	Total
Beginning Balance as of June 29, 2013	$—		$(142)		$1	$(141)
Other comprehensive loss before reclassifications	(2)		—		(1)	(3)
Amounts reclassified from accumulated other comprehensive income:
Prior-service benefit	—		(4)	(b)	—	(4)
Net actuarial loss	—		2	(b)	—	2
Loss realized from derivatives	1	(a)	—		—	1
Tax expense	—		2	(c)	—	2
Net current-period other comprehensive loss	(1)		—		(1)	(2)
Ending Balance as of December 28, 2013	$(1)		$(142)		$—	$(143)

Beginning Balance as of June 30, 2012	$8		$(168)		$16	$(144)
Other comprehensive income before reclassifications	8		—		1	9
Amounts reclassified from accumulated other comprehensive income:
Prior-service benefit	—		(4)	(b)	—	(4)
Net actuarial loss	—		2	(b)	—	2
Gain realized from derivatives	(11)	(a)	—		—	(11)
Tax expense (benefit)	(1)	(c)	2	(c)	—	1
Net current-period other comprehensive income (loss)	(4)		—		1	(3)
Ending Balance as of December 29, 2012	$4		$(168)		$17	$(147)

(a) Included as Cost of sales in the Consolidated Statements of Income
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8 - "Pension and Other Postretirement Benefit Plans" for additional details)
(c) Included as Income tax expense (benefit) in the Consolidated Statements of Income

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

The following is a summary of net sales and operating income by business segment:

	Net Sales
	Quarter Ended		Six Months Ended
(In millions)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Retail	$799	$777	$1,513	$1,496
Foodservice/Other	283	283	553	538
Net sales	$1,082	$1,060	$2,066	$2,034

	Income from Continuing Operations Before Income Taxes
	Quarter Ended		Six Months Ended
(In millions)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Retail	$115	$112	$175	$196
Foodservice/Other	31	28	56	53
Total operating segment income	146	140	231	249
General corporate expense	(9)	(8)	(19)	(20)
Mark-to-market derivative gains (losses)	3	(4)	5	1
Amortization of intangibles	(1)	(1)	(2)	(2)
Significant items	(23)	(28)	(44)	(45)
Total operating income	116	99	171	183
Net interest expense	(9)	(10)	(20)	(19)
Income from continuing operations before income taxes	$107	$89	$151	$164

Significant items primarily consist of restructuring charges and accelerated depreciation.

5. Discontinued Operations

During the second quarter of 2014, the company received a tax refund of approximately AUD 2.0 million ($1.9 million USD) related to Australian bakery discontinued operations. The disposition of the Australian bakery business was completed prior to the end of fiscal 2013. The results of the Australian bakery business are classified as discontinued operations and are presented as discontinued operations in the consolidated statements of income for all periods presented.
On December 19, 2012, the company signed an agreement to sell its Australian bakery business to McCain Foods Limited. The results of this business were previously reported as the Australian Bakery business segment. Also included in the transaction were the license rights to certain intellectual property used by the Australian bakery business in the Asia-Pacific region. In February 2013, the company completed the sale of its Australian Bakery business. Using foreign currency exchange rates on the date of the transaction, the company received cash proceeds of $85 million and reported an after tax gain on disposition of $42 million.

The results of the fresh bakery and foodservice beverage operations in North America, which were disposed of prior to the end of fiscal 2012, are classified as discontinued operations and are presented as discontinued operations in the consolidated statements of income for all periods presented.

The following is a summary of the operating results of the company’s discontinued operations for the second quarter and first six months of 2014 and 2013:

	Second Quarter 2014			First Six Months of 2014
(In millions)	Net Sales	Pretax Income	Net Income	Net Sales	Pretax Income	Net Income
Australian Bakery	$—	$2	$1	$—	$2	$1

	Second Quarter 2013			First Six Months of 2013
(In millions)	Net Sales	Pretax Income	Net Income	Net Sales	Pretax Income	Net Income
Australian Bakery	$34	$2	$6	$71	$5	$8
North American Foodservice Beverage	—	2	1	—	2	1
Total	$34	$4	$7	$71	$7	$9

The following is a summary of the gain on sale of the company’s discontinued operations for the second quarter and first six months of 2013:

	Second Quarter 2013			First Six Months of 2013
(In millions)	Pretax Gain on Sale	Tax Expense	After Tax Gain	Pretax Gain on Sale	Tax Expense	After Tax Gain
North American Fresh Bakery	$—	$—	$—	$1	$—	$1
North American Foodservice Beverage	—	—	—	2	(1)	1
Total	$—	$—	$—	$3	$(1)	$2

The gain on sale of discontinued operations reported in fiscal 2013 represents the impact of a final purchase price adjustment related to the North American fresh bakery disposition and gain related to the disposition of two manufacturing facilities related to the North American foodservice beverage operations.
The cash flows related to the discontinued operations for the first six months of 2014 and 2013 are summarized in the table below:

	Six Months Ended	Six Months Ended
(In millions) – Increase / (Decrease)	December 28, 2013	December 29, 2012
Cash flow from operating activities	$1	$13
Cash flow from investing activities	—	6
Cash flow used in financing activities	(1)	(13)
Increase in net cash of discontinued operations	—	6
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$6
The cash used in financing activities primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations assumed that the cash of those businesses has been retained as a corporate asset.

6. Exit, Disposal and Other Restructuring Activities
The company has incurred exit, disposition and restructuring charges for initiatives designed to improve its operational performance and reduce cost. The nature of the costs incurred under these plans determine where they are classified in the financial statements. Our restructuring activities are recorded in one of two areas:
1. Exit Activities, Asset and Business Disposition Actions
These amounts primarily relate to:

•	Employee termination costs

•	Lease and contractual obligation exit costs

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations
2. Costs recognized in Selling, general and administrative expenses
These costs are recognized in Selling, general and administrative expenses in the Consolidated Statements of Income as they do not qualify for treatment as an exit activity or asset and business disposition under the accounting rules for exit and disposal activities. However, management believes the disclosure of these charges provides the reader greater transparency to the total cost of the initiatives.
These amounts primarily relate to:

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

The following is a summary of the (income) expense associated with ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income:

	Quarter Ended		Six Months ended
(In millions)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Selling, general and administrative expenses	11	6	$25	$15
Net charges for exit activities, asset and business dispositions	7	9	10	6
Decrease in income from continuing operations before income taxes	18	15	35	21
The impact of these actions on the company’s business segments and general corporate expenses is summarized as follows:

	Quarter Ended		Six Months ended
(In millions)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Retail	$5	$—	$7	$(3)
Foodservice/Other	1	—	2	(2)
Expense (income) in operating segments	6	—	9	(5)
General corporate expenses	12	15	26	26
Total	$18	$15	$35	$21

The following table summarizes the activity for the first six months of 2014 related to exit, disposal and restructuring related actions and the status of the related accruals as of December 28, 2013. The 2014 exit, disposal and restructuring related actions include recognized third party consulting costs related to cost saving and efficiency process, IT initiatives and recognized severance charges associated with planned employee terminations. The accrued amounts remaining represent the estimated cash expenditures necessary to satisfy remaining obligations and the majority are expected to be paid in the next 12 months.

(In millions)	Employee termination and other benefits	IT and other costs	Non-cancellable leases/ Contractual obligations	Total
Accrued Costs as of June 29, 2013	$10	$5	$23	$38
Exit, disposal and other costs recognized during 2014	10	25	—	35
Cash payments	(12)	(23)	(8)	(43)
Accrued costs as of December 28, 2013	$8	$7	$15	$30

7. Financial Instruments
Investment Securities
Beginning in the first quarter of fiscal year 2014, the company purchased securities for investment purposes. Under the current investment policy, the company may invest in debt securities deemed to be investment grade at the time of purchase. The company determines the appropriate categorization of debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The company typically categorizes all debt securities as available-for-sale, as the company has the intent to convert these investments into cash if needed. Classification of available-for-sale marketable securities as current or non-current is based on whether the conversion to cash is expected to be necessary for operations in the upcoming year, which is consistent with the security’s maturity date, if applicable.

Securities categorized as available-for-sale are stated at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost, unrealized gains and losses, and fair market values of the company's investment securities available for sale at December 28, 2013 are summarized as follows:

	December 28, 2013
(In millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Market Value
Available-for-sale:(1)
Commercial Paper	$137	$—	$137
Corporate Note	149	—	149
Total	$286	$—	$286

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
Types of Derivative Instruments
Interest Rate Swaps
The company previously had utilized interest rate swap derivatives to manage interest rate risk in order to maintain a targeted amount of both fixed-rate and floating-rate long-term debt. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The company has a fixed interest rate on virtually all of its long-term debt, and as of December 28, 2013 and June 29, 2013, the company is not a party to any interest rate swap agreements.

Commodity Futures and Options Contracts
The company uses commodity futures and options to hedge a portion of its commodity price risk. The principal commodities hedged by the company include pork, beef, natural gas, diesel fuel, corn, wheat and other ingredients. The company uses both commodity financial instruments and fixed rate supplier contracts to determine commodity pricing. In circumstances where commodity-derivative instruments are used, there is a high correlation between the commodity costs and the derivative instruments. For those instruments where the commodity instrument and underlying hedged item correlate between 80%-125%, the company accounts for those contracts as cash flow hedges. However, the majority of commodity derivative instruments are accounted for as mark-to-market hedges. The company only enters into futures and options contracts that are traded on established, well-recognized exchanges that offer high liquidity, transparent pricing, daily cash settlement and collateralization through margin requirements.

The notional values of the various derivative instruments used by the company are summarized in the following table:

Notional Values (In millions)	December 28, 2013	June 29, 2013	Hedge Coverage (Number of months)
Commodity Contracts:
Commodity Future Contracts:(1)
Grains/Oilseed	$42	$34	6
Energy	$26	$29	14
Other commodities	$9	$20	7

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
Contingent Features/Concentration of Credit Risk
All of the company’s derivative instruments are governed by International Swaps and Derivatives Association (ISDA) master agreements, requiring the company to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the company’s credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. There are no derivative instruments with credit-risk-related contingent features that are in a liability position as of December 28, 2013 and June 29, 2013.
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

The carrying amounts of cash and equivalents, trade accounts receivables, accounts payable, and derivative instruments approximate fair values due to their short-term nature and are considered Level 1 based on the valuation inputs. The carrying value of derivative instruments approximate fair value but may be considered Level 1 or Level 2 based on the valuation inputs used (see balance sheet classification and fair value determination in the table presented later in this disclosure). The fair value of the company’s long-term debt (considered Level 2 based on the valuation inputs used), including the current portion, is estimated using available market data. Marketable securities available for sale values are derived solely from Level 1 inputs.

	December 28, 2013		June 29, 2013
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current portion	$972	$948	$981	$951

Information related to our cash flow hedges and other derivatives not designated as hedging instruments for the quarters and six months ended December 28, 2013 and December 29, 2012 is as follows:

	Commodity Contracts
	Quarter Ended
(In millions)	December 28, 2013	December 29, 2012
Cash Flow Derivatives:
Amount of loss recognized in other comprehensive income (OCI) (a)	$(1)	$(4)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(1)	6
Amount of ineffectiveness recognized in earnings (c) (d)	1	—
Amount of loss expected to be reclassified into earnings during the next twelve months	(3)	(6)
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in Cost of Sales	2	(1)
Amount of gain (loss) recognized in SG&A	1	(1)

(a) Effective portion
(b) Gain (loss) reclassified from AOCI into earnings is reported in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts
(c) Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness
(d) Gain (loss) recognized in earnings is reported in SG&A expenses for commodity contracts

	Foreign Exchange Contracts		Commodity Contracts		Total
	Six Months Ended		Six Months Ended		Six Months Ended
(In millions)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Cash Flow Derivatives:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	—	—	(2)	8	(2)	8
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	(2)	11	(2)	11
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	1	—	1	—
Amount of loss expected to be reclassified into earnings during the next twelve months	—	—	(3)	(6)	(3)	(6)
Derivatives Not Designated as Hedging Instruments:
Amount of gain recognized in Cost of Sales	—	—	1	3	1	3
Amount of gain (loss) recognized in SG&A	—	(1)	2	—	2	(1)

(a) Effective portion
(b) Gain (loss) reclassified from AOCI into earnings is reported in selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in cost of sales for commodity contracts
(c) Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness
(d) Gain (loss) recognized in earnings is reported in SG&A expenses for commodity contracts

8. Pension and Other Postretirement Benefit Plans
The components of the net periodic benefit cost (benefit) for the pension and postretirement benefit plans for the quarter and six months ended December 28, 2013 and December 29, 2012 are as follows:

	Pension Plans
	Quarter Ended		Six Months Ended
(In millions)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Service cost	2	$3	4	$6
Interest cost	18	18	37	35
Expected return on plan assets	(22)	(23)	(44)	(46)
Amortization of:
Net actuarial loss	1	1	2	2
Prior service cost	—	—	—	—
Settlement loss	—	1	—	1
Net periodic benefit	$(1)	$—	$(1)	$(2)

	Postretirement Benefit Plans
	Quarter Ended		Six Months Ended
(In millions)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Service cost	$1	$1	$1	$1
Interest cost	1	1	2	2
Expected return on plan assets	—	—	—	—
Amortization of:
Net actuarial loss	—	—	—	—
Prior service benefit	(2)	(2)	(4)	(4)
Settlement loss	—	—	—	—
Net periodic benefit	$—	$—	$(1)	$(1)
The company contributed approximately $3 million to its defined benefit pension plans related to continuing operations during the first six months of 2014 and 2013, respectively. At the present time, the company expects to contribute approximately $2 million to $3 million of additional cash to its defined benefit pension plans in the remainder of 2014. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates. As a result, the actual funding in 2014 may differ from the current estimate.
9. Income Taxes
The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Quarter Ended		Six Months Ended
(In millions)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Continuing operations
Income before income taxes	$107	$89	$151	$164
Income tax expense (benefit)	(7)	31	8	57
Effective tax rate	(6.4)%	34.4%	5.2%	34.8%
Second Quarter 2014
In the second quarter of 2014, the company recognized a tax benefit of $7 million on pretax income from continuing operations of $107 million, or an effective tax rate of (6.4)%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $45 million in tax benefits from discrete tax items, primarily resulting from the release of a valuation allowance on state deferred tax assets.
In the first six months of 2014, the company recognized a tax expense of $8 million on pretax income from continuing operations of $151 million, or an effective tax rate of 5.2%. The tax expense and related effective tax rate on continuing operations was determined by applying a 35.2% estimated annual effective tax rate to pretax earnings, and then recognizing $45 million of tax benefits from discrete tax items, primarily resulting from the release of a valuation allowance on state deferred tax assets.
Second Quarter 2013
In the second quarter of 2013, the company recognized a tax expense of $31 million on pretax income from continuing operations of $89 million, or an effective tax rate of 34.4%.
In the first six months of 2013, the company recognized a tax expense of $57 million on pretax income from continuing operations of $164 million, or an effective tax rate of 34.8%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.9% estimated annual effective tax rate to pretax earnings and recognizing various discrete items, none of which were material individually or in the aggregate.
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

The year-to-date net decrease in the liability for unrecognized tax benefits was $4 million, resulting in a ending balance of $63 million as of December 28, 2013. The $4 million net decrease in the gross liability for uncertain tax positions is the result of a $6 million decrease for audit settlements, primarily offset by a $2 million increase related to prior years. At this time, the company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by $5 million to $30 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of tax audits currently in process and the expiration of statutes of limitations.
The company’s tax returns are routinely audited by federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) has completed examinations of the company’s U.S. income tax returns through 2010. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years prior to 2005.
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
Multi-Employer Pension Plan – The company participates in one multi-employer pension plan that provides retirement benefits to certain employees covered by collective bargaining agreements (the MEPP). Participating employers in the MEPP are jointly responsible for any plan underfunding. The Pension Protection Act of 2006 (PPA) imposes minimum funding requirements on pension plans. Multi-employer pension plans that fail to meet certain funding standards (as defined by the PPA) are categorized as being either in critical or endangered status. The MEPP was certified by its actuary to be in critical status for the 2012 plan year; consequently, the trustees of the MEPP adopted a rehabilitation plan designed to improve the plan's funding within a prescribed period of time. The rehabilitation plan included increases in employer contributions and reductions in benefits. Unless otherwise agreed upon, any requirement to increase employer contributions will not take effect until the current collective bargaining agreements expire. However, a five percent surcharge for the initial critical year (increasing to ten percent for subsequent years) is imposed on contributions to the MEPP under the current collective bargaining agreement. Such surcharge remains in effect until the effective date of an adopted collective bargaining agreement which includes modifications consistent with the rehabilitation plan. Any surcharge assessed on an employer will also be included in the calculation of the compounded contribution rate increases required under the rehabilitation plan. In addition, the failure of the MEPP to meet funding improvement targets provided in its rehabilitation plan could result in the imposition of an excise tax on contributing employers.

Under the current law regarding multi-employer pension plans, a withdrawal or partial withdrawal from any multi-employer pension plan that was underfunded would render a withdrawing employer liable for its proportionate share of that underfunding. Such withdrawing employer is required to pay, in annual installment payments, a statutorily determined amount to satisfy the withdrawal liability. The annual installment payments for a complete withdrawal are capped at twenty years, except in the case of a mass withdrawal. In a mass withdrawal, the twenty-year payment cap does not apply. This potential unfunded pension liability also applies ratably to other contributing employers. Information regarding underfunding is generally not provided by plan administrators and trustees on a current basis and when provided, is difficult to independently validate. Any public information available relative to multi-employer pension plans may be dated as well. In the event a withdrawal or partial withdrawal was to occur with respect to the MEPP, the impact to the company's consolidated financial statements could be material. Withdrawal liability triggers could include the company's decision to close a plant or the dissolution of a collective bargaining unit.

The company's regularly scheduled contributions to the MEPP are expected to be approximately $2 million in 2014, and totaled approximately $1 million in 2013.

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

The material guarantees for which the maximum potential amount of future payments can be determined, are as follows:
Contingent Lease Obligations – The company is contingently liable for leases on property operated by others. At December 28, 2013, the maximum potential amount of future payments the company could be required to make, if all of the current operators default on the rental arrangements, is $13 million. The minimum annual rentals under these leases are $4 million in 2014, $8 million in 2015 and $1 million in 2016. The largest components of these amounts relate to a number of retail store leases assumed by Coach, Inc. Coach, Inc. has issued a guarantee to the company and agreed to indemnify and reimburse the company from and against any payments or performance that may be required with respect to any obligation or liability imposed under the retail store leases. The company has not recognized a liability for the contingent obligation on the Coach, Inc. leases it assumed.
Contingent Debt Obligations and Other – The company has guaranteed the payment of certain third-party debt. The maximum potential amount of future payments that the company could be required to make, in the event that these third parties default on their debt obligations, is $15 million. At the present time, the company does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following is management’s discussion and analysis of the results of operations for the second quarter and first six months of 2014 compared with the second quarter and first six months of 2013 and a discussion of the changes in financial condition and liquidity during the first six months of 2014. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – Second Quarter of 2014 Compared with Second Quarter of 2013

•	Consolidated Results – First Six Months of 2014 Compared with First Six Months of 2013

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Non-GAAP Financial Measures Definitions

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information
Business Overview
Our Business
Hillshire Brands is a manufacturer and marketer of high-quality, brand name food products. Sales are principally in the United States, where it is a leader in branded, convenient foods for the retail and foodservice markets. In the retail channel, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sandwiches, sausages and lunchmeats as well as a variety of frozen baked products and specialty items including cakes and cheesecakes. These products are sold primarily to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat and bakery products to foodservice customers.

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

Summary of Results
The business highlights include the following:

•
Net sales for the second quarter of 2014 were $1,082 million, which was $22 million, or 2.1%, higher than the prior year. The increase in sales was driven by favorable mix and pricing actions taken to offset input cost inflation, which were partially offset by a decline in volume.

•
Reported operating income for the second quarter of 2014 was $116 million, which was $17 million, or 16.9%, higher than the prior year. This was mainly due to an increase in net sales of $22 million and a decrease in SG&A costs of $22 million, which were offset by a $29 million increase in cost of sales driven by higher input costs. Adjusted operating income, which increased $12 million, or 9%, was driven by decreased SG&A spending and investments in media, advertising and promotion (MAP) partially offset by higher input costs. Investment in MAP decreased 20.3% in the quarter primarily due to timing and spending efficiencies.

•
Diluted earnings per share from continuing operations for the second quarter increased from $0.47 in 2013 to $0.91 in 2014 primarily driven by lower SG&A and income tax expense partially offset by increased input costs. Adjusted EPS increased from $0.62 in 2013 to $0.66 in 2014 due to the increase in operating income and decreased SG&A costs. Average diluted shares outstanding increased from 123 million to 124 million on a year-over-year basis due to the increased dilutive impact of stock options and the granting of restricted stock units.

•
Total cash flow from operating activities improved from a source of cash of $129 million in the first six months of 2013 to $174 million for the first six months of 2014. The most significant drivers of the change were increased net income and improved inventory management.

Consolidated Results – Second Quarter 2014 Compared with Second Quarter 2013
The following table summarizes net sales and operating income for the second quarter of 2014 and 2013 and certain items that affected the comparability of these amounts:

	Quarter Ended
Total Company Performance (In millions)	December 28, 2013	December 29, 2012	Change	Percent Change
Net sales	$1,082	$1,060	$22	2.1%
Operating income	$116	$99	$17	16.9%
Less: Impact of significant items on operating income	(23)	(28)	5
Adjusted operating income	$139	$127	$12	9.0%

Net Sales
Net sales increased by $22 million, or 2.1%, due to pricing actions taken to offset input cost inflation and a favorable shift in sales mix partially offset by a decrease in volume. Volumes for the quarter decreased 3.2% primarily due to pricing taken within the quarter and lower commodity meat sales.
The components of the percentage change in net sales as compared to the prior year are as follows:

Second quarter 2014	Volumes	+	Price/Mix	+	Acquisitions	=	Net Sales Change
Net Sales Changes	(3.2)%		4.8%		0.5%		2.1%
Operating Income
Operating income increased by $17 million, or 16.9%, driven primarily by pricing and decreased SG&A costs partially offset by unfavorable input costs and lower volumes. Adjusted operating income, which increased $12 million, or 9%, was also positively affected by pricing and expense timing partially offset by unfavorable input costs.
Gross Margin
Gross margin dollars in the second quarter of 2014 decreased $7 million over the prior year due to higher input costs which were only partially offset by pricing and a favorable shift in sales mix. The gross margin percent decreased from 31.3% in the second quarter of 2013 to 30.0% in the second quarter of 2014 primarily due to the impact of higher input costs.
Selling, General and Administrative Expenses

	Quarter Ended
(In millions)	December 28, 2013	December 29, 2012	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$33	$42	$(9)	(20.3)%
Other	149	154	(5)	(3.4)%
Total business segments	182	196	(14)	(7.0)%
General corporate	20	26	(6)	(21.8)%
Mark-to-market derivative (gains) / losses	(1)	1	(2)	NM
Amortization of identifiable intangibles	1	1	—	37.2%
Total SG&A Expenses	$202	$224	$(22)	(9.8)%

Selling, general and administrative expenses decreased by $22 million, or 9.8%. Measured as a percent of sales, SG&A expenses declined to 18.7% in 2014 from 21.1% in 2013. SG&A expenses in the business segments decreased by $14 million, or 7%, primarily driven by timing and spending efficiencies in MAP. General corporate SG&A expenses were $6 million lower in 2014 primarily due to decreased restructuring costs.
Exit Activities and Other Significant Items
The reported results for the second quarter of 2014 and 2013 reflect amounts recognized for actions associated with the company’s ongoing business improvement and cost reduction programs and other exit and disposal actions. The amounts reported for exit activities, asset and business dispositions were $7 million in the second quarter of 2014 versus $9 million in the second quarter of 2013. As discussed in Note 6 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges in 2014 relate to severance costs while the charges in 2013 are primarily for lease exit costs.

Net Interest Expense
Net interest expense of $9 million in the second quarter of 2014 was $1 million lower than the second quarter of the prior year. The decline was due to the increased interest income from short-term investments.
Income Tax Expense
Note 9 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Second Quarter
(In millions)	2014	2013
Continuing operations
Income before income taxes	$107	$89
Income tax expense (benefit)	(7)	31
Effective tax rate	(6.4)%	34.4%
In the second quarter of 2014, the company recognized a tax benefit of $7 million on pretax income from continuing operations of $107 million, or an effective tax rate of (6.4)%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $45 million in tax benefits from discrete tax items, primarily related to the release of a valuation allowance on state deferred tax assets.
In the second quarter of 2013, the company recognized a tax expense of $31 million on pretax income from continuing operations of $89 million, or an effective tax rate of 34.4%.
Income from Continuing Operations and Diluted Earnings per Share (EPS)
Income from continuing operations in the second quarter of 2014 was $114 million as compared to $58 million in the prior year. The $56 million increase is primarily due to lower income tax expense and SG&A costs partially offset by increased input costs.
Diluted EPS from continuing operations increased from $0.47 in the second quarter of 2013 to $0.91 in the second quarter of 2014 due to the increase in operating income noted above. Adjusted EPS, which excludes the impact of significant items, increased from $0.62 in 2013 to $0.66 in 2014 primarily due to decreased SG&A costs. Diluted EPS in 2014 were negatively impacted by the higher average shares outstanding. The average shares outstanding increased from 123 million in 2013 to 124 million in 2014 due to the increased dilutive impact of stock options and the granting of restricted stock units.
Discontinued Operations
Income from discontinued operations – Income from discontinued operations for the second quarter was $6 million lower than the comparable period of the prior year. The results from both 2014 and 2013 related mainly to the Australian bakery operations, which were disposed of in February 2013. See Note 5 – “Discontinued Operations ” for additional information.

Net Income and Diluted Earnings per Share (EPS)
In the second quarter of 2014, the company reported net income of $115 million versus $65 million in the comparable period of the prior year. In addition, income from continuing operations increased by $56 million due to the increase in operating income and lower tax expense.

Diluted EPS was $0.92 in the second quarter of 2014 as compared to $0.53 per share in the second quarter of 2013. Diluted EPS was slightly negatively impacted by higher average shares outstanding during the second quarter of 2014 which was due to the increased dilutive impact of stock options and the granting of restricted stock units.

Consolidated Results – First Six Months of 2014 Compared with First Six Months of 2013
The following table summarizes net sales and operating income for the first half of 2014 and 2013 and certain items that affected the comparability of these amounts:

	Six Months ended
Total Company Performance (In millions)	December 28, 2013	December 29, 2012	Change	Percent Change
Net sales	$2,066	$2,034	$32	1.6%
Operating income	$171	$183	$(12)	(7.1)%
Less: Impact of significant items on operating income	(44)	(45)	1
Adjusted operating income	$215	$228	$(13)	(5.8)%
Net Sales
Net sales increased by $32 million, or 1.6%, driven by favorable mix and pricing actions taken to offset input cost inflation which were partially offset by a decline in volume.
The components of the percentage change in net sales as compared to the prior year are as follows:

First Six Months of 2014	Volumes	+	Price/Mix	+	Acquisitions	=	Net Sales Change
Net Sales Changes	(1.8)%		3.1%		0.3%		1.6%
Operating Income
Operating income decreased by $12 million primarily driven by unfavorable input costs, declines in volume and higher slotting expenses partially offset by favorable mix and pricing. Adjusted operating income, which decreased $13 million, or 5.8%, was also negatively affected by unfavorable input costs which were partially offset by pricing and decreased SG&A costs.

Gross Margin
Gross margin dollars in the first half of 2014 decreased $36 million over the prior year due to higher input costs, which were only partially offset by pricing and a favorable shift in sales mix. The gross margin percent decreased from 30.8% in the first half of 2013 to 28.6% in the first half of 2014 primarily due to the impact of higher input costs.
Selling, General and Administrative Expenses

	Six Months ended
(In millions)	December 28, 2013	December 29, 2012	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$73	$88	$(15)	(16.7)%
Other	291	292	(1)	(0.5)%
Total business segments	364	380	(16)	(4.2)%
General corporate	45	54	(9)	(16.5)%
Mark-to-market derivative (gains) losses	(2)	1	(3)	NM
Amortization of identifiable intangibles	2	2	—	18.6%
Total SG&A Expenses	$409	$437	$(28)	(6.3)%
Selling, general and administrative expenses decreased by $28 million, or 6.3%. Measured as a percent of sales, SG&A expenses declined year over year from 21.5% to 19.8%. SG&A expenses in the business segments decreased $16 million, or 4.2%, primarily driven by timing and spending efficiencies in MAP, and higher slotting to support new item introduction. General corporate SG&A expenses were $9 million lower in 2014 primarily due to decreased restructuring costs.

Exit Activities and Other Significant Items
The reported results for the first half of 2014 and 2013 reflect amounts recognized for actions associated with the company’s ongoing business improvement and cost reduction program and other exit and disposal actions. The amounts reported for exit activities, asset and business dispositions were charges of $10 million in the first half of 2014 versus charges of $6 million in the first half of 2013. As discussed in Note 6 to the financial statements, “Exit, Disposal and Other Restructuring Activities,” the charges in 2014 relate to employee severance costs while the charges in 2013 were primarily lease termination costs net of gains related to the disposition of manufacturing facilities that had been held for sale.
Net Interest Expense
Net interest expense increased from $19 million in the first half of 2013 to $20 million in the first half of 2014. The $1 million increase was primarily due to increased interest income from short term investments and a decrease of capitalized interest.
Income Tax Expense
Note 9 to the Consolidated Financial Statements provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Six Months ended
(In millions)	2014	2013
Continuing operations
Income before income taxes	$151	$164
Income tax expense	8	57
Effective tax rate	5.2%	34.8%
In the first half of 2014, the company recognized a tax expense of $8 million on pretax income from continuing operations of $151 million, or an effective tax rate of 5.2%. The tax expense and related effective tax rate on continuing operations was determined by applying a 35.2% estimated annual effective tax rate to pretax earnings, and then recognizing $45 million of tax benefits from discrete tax items, primarily related to the release of a valuation allowance on state deferred tax assets.
In the first half of 2013, the company recognized a tax expense of $57 million on pretax income from continuing operations of $164 million, or an effective tax rate of 34.8%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.9% estimated annual effective tax rate to pretax earnings and recognizing various discrete items, none of which were material individually or in the aggregate.
Income from Continuing Operations and Diluted Earnings per Share (EPS)
Income from continuing operations in the first half of 2014 was $143 million as compared to $107 million in the prior year. The $36 million increase in earnings was primarily due to increased net sales, decreased tax expenses and lower SG&A costs which were partially offset by increased input costs.
Diluted EPS from continuing operations increased from $0.87 in the first half of 2013 to $1.15 in the first half of 2014 due to the increase in operating income noted above. Adjusted EPS, which excludes the impact of significant items, decreased from $1.10 in 2013 to $1.01 in 2014. Diluted EPS in 2014 was negatively impacted by higher average shares outstanding. The average diluted shares outstanding increased from 123 million in 2013 to 124 million in 2014 due to the increased dilutive impact of stock options and the granting of restricted stock units.
Discontinued Operations
Income from discontinued operations – Discontinued operations reported $1 million of income in the first half of 2014 versus $9 million in 2013. The results from both 2014 and 2013 relate mainly to the Australian bakery operations, which were disposed of in February 2013.
Gain on sale of discontinued operations – In the first half of 2013 the company recognized a $2 million gain related to the final purchase adjustment for the North American fresh bakery operation and the sale of manufacturing facilities related to the North American foodservice beverage operations.

Net Income and Diluted Earnings per Share (EPS)
For the first half of 2014, the company reported net income of $144 million versus net income of $118 million for the comparable period of the prior year. The $26 million, or 21.7%, increase in net income was primarily driven by decreased tax expense offset by a decline in operating income as noted above.
Diluted EPS were $1.16 in the first half of 2014 as compared to $0.96 per share in the first half of 2013. Diluted EPS were impacted by higher average shares outstanding during the first half of 2014 due to the increased dilutive impact of stock options and the granting of restricted stock units.
Operating Results by Business Segment
Net sales and income before income taxes by business segment for 2014 and 2013 are as follows:

	Net Sales
	Quarter Ended		Six Months ended
(In millions)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Retail	$799	$777	$1,513	$1,496
Foodservice/Other	283	283	553	538
Total net sales	$1,082	$1,060	$2,066	$2,034

	Income from Continuing Operations Before Income Taxes
	Quarter Ended		Six Months Ended
(In millions)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Retail	$115	$112	$175	$196
Foodservice/Other	31	28	56	53
Total operating segment income	146	140	231	249
General corporate expense	(9)	(8)	(19)	(20)
Mark-to-market derivative gains (losses)	3	(4)	5	1
Amortization of intangibles	(1)	(1)	(2)	(2)
Significant items	(23)	(28)	(44)	(45)
Total operating income	116	99	171	183
Net interest expense	(9)	(10)	(20)	(19)
Income from continuing operations before income taxes	$107	$89	$151	$164
The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total company:

Second quarter 2014	Volumes	+	Price/Mix	+	Acquisitions	=	Net Sales Change
Net Sales Changes
Retail	(1.8)%		3.8%		0.7%		2.7%
Foodservice/Other	(6.0)%		6.3%		—%		0.3%
Total	(3.2)%		4.8%		0.5%		2.1%

First Six Months of 2014	Volumes	+	Price/Mix	+	Acquisitions	=	Net Sales Change
Net Sales Changes
Retail	(1.2)%		1.9%		0.4%		1.1%
Foodservice/Other	(3.0)%		5.9%		—%		2.9%
Total	(1.8)%		3.1%		0.3%		1.6%

The following tables summarize the net sales and operating segment income for each of the business segments for 2014 and 2013 and certain items that affected the comparability of these amounts:
Retail

	Quarter ended				Six Months ended
(In millions)	December 28, 2013	December 29, 2012	Change	Percent Change	December 28, 2013	December 29, 2012	Change	Percent Change
Net Sales	$799	$777	$22	2.7%	$1,513	$1,496	$17	1.1%
Operating segment income	$115	$112	$3	2.8%	$175	$196	$(21)	(10.3)%

Second Quarter -
Net sales increased slightly versus the prior year as pricing and a favorable shift in sales mix was partially offset by declines in volume. Volume increases for Jimmy Dean breakfast sandwiches and Aidells were offset by volume declines for Ball Park hot dogs, deli meats and frozen sweet goods.
Operating segment income increased by $3 million, or 2.8%, due to the impact of pricing, a favorable shift in mix and lower MAP investments partially offset by higher input costs and declines in volumes.

First Six Months -
Net sales increased slightly versus the prior year as pricing and a favorable shift in sales mix was partially offset by declines in volume. Volume increases for Jimmy Dean breakfast sandwiches and Aidells were offset by volume declines for Ball Park hot dogs, deli meats and frozen sweet goods.

Operating segment income decreased by $21 million, or 10.3%, due to higher input costs, decreased volumes and increased slotting spend partially offset by pricing and a favorable sales mix.

Foodservice/Other

	Quarter ended				Six Months ended
(In millions)	December 28, 2013	December 29, 2012	Change	Percent Change	December 28, 2013	December 29, 2012	Change	Percent Change
Net sales	$283	$283	$—	0.3%	$553	$538	$15	2.9%
Operating segment income	$31	$28	$3	10.9%	$56	$53	$3	4.9%

Second Quarter -
Net sales were relatively flat with an increase of 0.3% due to pricing and favorable sales mix offset by decreased volumes. Overall volume decreased 6.0% primarily driven by decreased commodity meat sales as a result of improved internal utilization.
Operating segment income increased $3 million, or 10.9%, driven primarily by pricing, favorable mix and expense timing which was partially offset by increased input costs and lower volume.

First Six Months -
Net sales increased by $15 million, or 2.9% due to pricing and favorable sales mix which were partially offset by a decrease in volume. Overall volume decreased 3.0% primarily driven by decreased commodity meat sales as a result of improved internal utilization.
Operating segment income increased $3 million, or 4.9%, driven primarily by pricing, favorable mix and expense timing which was partially offset by increased input costs and lower volume.

Financial Condition
The Consolidated Statement of Cash Flows for the first six months of 2014 and 2013 includes amounts related to discontinued operations. See Note 5 – “Discontinued Operations” for additional information.
Cash received from Operating Activities
The cash from operating activities generated by continuing and discontinued operations is summarized in the following table:

	Six Months Ended
(In millions)	December 28, 2013	December 29, 2012
Cash from Operating Activities:
Continuing Operations	$173	$116
Discontinued Operations	1	13
Total	$174	$129
The cash from operating activities increased by $45 million versus the prior year due primarily to higher income, improved inventory management and lower accrued taxes which were partially offset by decreases in payables and liabilities. Discontinued operations related to the Australian bakery operations generated $1 million of cash in 2014 and $13 million of cash in 2013.
Cash used in Investing Activities
The cash used in investing activities was $294 million in 2014 as compared to a use of cash of $62 million in 2013. The year-over-year change was primarily due to a $269 million increase in the cash used to purchase short-term commercial paper and corporate note investments and $35 million used for the acquisition of our Golden Island jerky business.
Cash received from (used in) Financing Activities
Net cash used in financing activities in 2014 was $75 million versus cash proceeds of $3 million in the prior year. The year-over-year change was primarily due to a decrease in stock issuances of approximately $37 million, a $6 million increase in dividend payments and $30 million of purchases of common stock.
Liquidity
Cash and Equivalents
The company had cash and cash equivalents, defined as highly liquid investments with a maturity of three months or less at the time of purchase, on the balance sheet at December 28, 2013 of $205 million. The decrease of $195 million from the balance at June 29, 2013 was primarily due to the purchase of short-term investments as well as the acquisition of the Golden Island jerky business.
Credit Facility and Credit Ratings
The company has a $750 million credit facility that expires in June 2017. The credit facility has an annual fee of 0.15% as of December 28, 2013 and pricing under this facility is based on the company’s current credit rating. At December 28, 2013, the company did not have any borrowings outstanding under this facility, but it did have approximately $15 million of letters of credit outstanding under this credit facility at an annual interest rate of 1.1%. The facility does not mature or terminate upon a credit rating downgrade. In addition, in the first quarter of 2014, the company entered into a $65 million uncommitted bilateral letter of credit facility agreement. Under the terms of the agreement, there is no annual fee for the facility and the company is subject to an annual interest rate of 0.85% on issuances.   As of December 28, 2013, the company had letters of credit totaling $20 million outstanding under this facility.

The company’s debt agreements and credit facility contain customary representations, warranties and events of default, as well as affirmative, negative and financial covenants with which the company is in compliance as of December 28, 2013. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the twelve months ended December 28, 2013, the company’s interest coverage ratio was 8.5 to 1.0.

The financial covenants also include a requirement to maintain a leverage ratio of not more than 3.5 to 1.0. The leverage ratio is based on the ratio of consolidated total indebtedness to an adjusted consolidated EBITDA. For the twelve months ended December 28, 2013, the leverage ratio was 2.0 to 1.0.
The company maintains investment grade credit ratings by Standard & Poor’s, Moody’s Investors Service and FitchRatings. The company's ratings as of December 28, 2013 are shown in the table below. These ratings remain unchanged from the previous year end.

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s	Baa2	P-2	Stable
Fitch Ratings	BBB	F-2	Stable
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
Debt
The company’s total long-term debt of $948 million at December 28, 2013 remained virtually unchanged from the previous year end balance of $951 million. The company’s total long-term debt is due to be repaid as follows: $9 million in the remainder of 2014, $99 million in 2015, $400 million in 2016, nil in 2017, $1 million in 2018, $1 million in 2019 and $438 million thereafter. Debt obligations are expected to be satisfied with cash on hand or the issuance of new debt.

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
Including the impact of swaps that are effective hedges and convert the economic characteristics of the debt, the company’s long-term debt is virtually all fixed-rate debt as of December 28, 2013 and June 29, 2013. The company monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.
Leases
The company has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations for continuing operations are scheduled to be paid as follows: $10 million in the remainder of 2014, $18 million in 2015, $15 million in 2016, $10 million in 2017, $10 million in 2018, $10 million in 2019, and $82 million thereafter. The company is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The company continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $4 million in the remainder of 2014, $8 million in 2015, $1 million in 2016, nil thereafter.
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
The company contributed approximately $2 million in the second quarter of 2014 to these defined benefit pension plans. The company anticipates that it will make approximately $5 million to $6 million of cash contributions for the entire fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors. As a result, actual funding in 2014 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 to the Consolidated Financial Statements – “Defined Benefit Pension Plans,” that are included in the company’s 2013 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.
The company participates in one multi-employer pension plan that provides retirement benefits to certain employees covered by collective bargaining agreements (the MEPP). Participating employers in the MEPP are jointly responsible for any plan underfunding. The Pension Protection Act of 2006 (PPA) imposes minimum funding requirements on pension plans. Multi-employer pension plans that fail to meet certain funding standards (as defined by the PPA) are categorized as being either in critical or endangered status. The MEPP was certified by its actuary to be in critical status for the 2012 plan year; consequently, the trustees of the MEPP adopted a rehabilitation plan designed to improve the plan's funding within a prescribed period of time. The rehabilitation plan included increases in employer contributions and reductions in benefits. Unless otherwise agreed upon, any requirement to increase employer contributions will not take effect until the current collective bargaining agreements expire. However, a five percent surcharge for the initial critical year (increasing to ten percent for subsequent years) is imposed on contributions to the MEPP under the current collective bargaining agreement. Such surcharge remains in effect until the effective date of an adopted collective bargaining agreement which includes modifications consistent with the rehabilitation plan. Any surcharge assessed on an employer will also be included in the calculation of the compounded contribution rate increases required under the rehabilitation plan. In addition, the failure of the MEPP to meet funding improvement targets provided in its rehabilitation plan could result in the imposition of an excise tax on contributing employers.

Under the current law regarding multi-employer pension plans, a withdrawal or partial withdrawal from any multi-employer pension plan that was underfunded would render a withdrawing employer liable for its proportionate share of that underfunding. Such withdrawing employer is required to pay, in annual installment payments, a statutorily determined amount to satisfy the withdrawal liability. The annual installment payments for a complete withdrawal are capped at twenty years, except in the case of a mass withdrawal. In a mass withdrawal, the twenty-year payment cap does not apply. This potential unfunded pension liability also applies ratably to other contributing employers. Information regarding underfunding is generally not provided by plan administrators and trustees on a current basis and when provided, is difficult to independently validate. Any public information available relative to multi-employer pension plans may be dated as well. In the event a withdrawal or partial withdrawal was to occur with respect to the MEPP, the impact to the company's consolidated financial statements could be material. Withdrawal liability triggers could include the company's decision to close a plant or the dissolution of a collective bargaining unit.

The company's regularly scheduled contributions to the MEPP are expected to be approximately $2 million in 2014, and totaled approximately $1 million in 2013.
Restructuring Action Liabilities
The company has recognized amounts for various restructuring charges. At December 28, 2013, the company had recognized liabilities of approximately $30 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the company expects a significant portion of these amounts will be paid over the next twelve months.
Cost Savings Initiatives
In June 2012, the company announced that it expected to deliver $100 million of savings between 2013 and 2015. At that time, initiatives to deliver $65 million of savings had been identified. The company subsequently identified the remaining $35 million of cost savings, as well as approximately $45 million of additional savings through 2016. The cost savings are expected to result from improved revenue management, supply chain and support processes. The company expects to recognize cash charges of approximately $80 million to $100 million between 2013 and 2016 related to these savings. Non-cash charges may also be recognized as the initiatives are implemented. The company expects to recognize approximately $50 million of cash charges in 2014 related to these new cost savings initiatives. When fully implemented, these initiatives are expected to deliver ongoing annual savings of $80 million.
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
The food and consumer products businesses are highly competitive, with an emphasis on product quality, innovation and value. In many product categories, we compete not only with widely advertised branded products, but also with private label products that are generally sold at lower prices. As a result, from time to time, we may need to reduce the prices for some of our products to respond to competitive pressures. Economic uncertainty may result in increased pressure to reduce the prices for some of our products, limit our ability to increase or maintain prices or lead to a continued shift toward private label products. Any reduction in prices or our inability to increase prices when raw material costs increase could negatively impact profit margins and the overall profitability of our reporting units, which could potentially trigger a goodwill impairment.

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. Many of the commodities we use, including pork, beef, poultry, packaging, energy, cheese, fruit, seasoning blends, flour and sugar have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions over time and to offset any operating cost increases with continuous improvement savings. During the first nine months of fiscal 2013, commodity costs, excluding mark-to-market derivative gains/losses, decreased over the prior year. The company experienced material input cost inflation throughout the last quarter of 2013 and first half of fiscal 2014. The company expects continued inflationary input costs throughout the second half of 2014.
Interest Rate and Commodity Risks

To mitigate the risk from interest rate and commodity price fluctuations, the company may enter into various hedging transactions that have been authorized pursuant to the company's policies and procedures. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.
Interest Rates—As of December 28, 2013, the company has no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on virtually 100% of the company’s long-term debt. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates, which would result in a maximum potential decrease in the fair value of debt of approximately $15 million. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar maturities.

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
Commodities - The company is a purchaser of certain commodities such as beef, pork, chicken, packaging, fruit, seasoning blends, flour, corn, corn syrup, soybean and corn oils, butter, sugar, natural gas and diesel fuel. We also raise turkeys and contract with turkey growers to meet our raw material requirements for whole birds and processed turkey products. Our costs for turkey are affected by the cost and supply of feed grains, including corn and soybean meal. Commodities are subject to price risk due to factors such as fluctuations in the commodity market, the availability of supply, severe weather, consumer or industrial demand and changes in governmental and international trade, alternative energy and agricultural programs. Where possible, the company attempts to reduce the market risk associated with these by entering into either physical forward contracts or derivative instruments. The company has policies governing the hedging instruments that can be used. In circumstances where hedged commodity derivative instruments are used, there is a high correlation between the commodity costs and the derivative instrument.

For commodity derivative instruments held, the company uses a sensitivity analysis technique to evaluate the effect that a 10% change in the underlying commodity price would have on the market value of the company's commodity derivative instruments. The impact is not significant compared with the earnings and equity of the company.

(In millions)	Second quarter 2014	Year ended 2013
Effect of a 10% change in Market Price:
Grains & Oilseeds	$4	$3
Energy	3	3
Other Commodities	1	2

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

The impact of significant items on net income and diluted earnings per share is summarized below:

	Quarter Ended December 28, 2013			Quarter Ended December 29, 2012
(In millions, except per share data)	Pretax Impact	Net Income (Loss) (2)	Diluted EPS Impact(1)	Pretax Impact	Net Income (Loss) (2)	Diluted EPS Impact(1)
Continuing operations:
Total restructuring actions excluding accelerated depreciation	$(18)	$(11)	$(0.08)	$(15)	$(10)	$(0.08)
Accelerated depreciation	(5)	(3)	(0.02)	(10)	(6)	(0.05)
Other significant items(*)	—	46	0.36	(3)	(2)	(0.01)
Impact of significant items on income from continuing operations	(23)	32	0.25	(28)	(18)	(0.15)
Impact of significant items on income from discontinued operations (**)	2	1	0.01	—	4	0.03
Impact of significant items on net income (loss)	$(21)	$33	$0.26	$(28)	$(14)	$(0.11)
Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(6)			$(1)
Selling, general and administrative expenses	(10)			(18)
Exit and business dispositions	(7)			(9)
Total	$(23)			$(28)
Diluted earnings per share – continuing operations:
As reported			$0.91			$0.47
Less: impact of significant items			0.25			(0.15)
Adjusted earnings per share			$0.66			$0.62
Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

(2)	Taxes computed at applicable statutory rates.
* Includes impact from tax settlements, tax valuation allowance adjustments and other costs.
** Includes impact of tax-related matters on dispositions.

	Six Months ended December 28, 2013			Six Months ended December 29, 2012
(In millions, except per share data)	Pretax Impact	Net Income (Loss) (2)	Diluted EPS Impact(1)	Pretax Impact	Net Income (Loss) (2)	Diluted EPS Impact(1)
Continuing operations:
Total restructuring actions excluding accelerated depreciation	$(35)	$(22)	$(0.17)	$(21)	$(14)	$(0.11)
Accelerated depreciation	(10)	(6)	(0.05)	(21)	(13)	(0.11)
Other significant items(*)	1	46	0.36	(3)	(2)	(0.02)
Impact of significant items on income from continuing operations	(44)	18	0.14	(45)	(29)	(0.23)
Impact of significant items on income from discontinued operations (**)	2	1	0.01	2	6	0.05
Impact of significant items on net income (loss)	$(42)	$19	$0.15	$(43)	$(23)	$(0.19)
Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(9)			$(4)
Selling, general and administrative expenses	(25)			(35)
Exit and business dispositions	(10)			(6)
Total	$(44)			$(45)
Diluted earnings per share – continuing operations:
As reported			$1.15			$0.87
Less: impact of significant items			0.14			(0.23)
Adjusted earnings per share			$1.01			$1.10
Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

(2)	Taxes computed at applicable statutory rates.
* Includes impact from tax settlements, tax valuation allowance adjustments and other costs.
** Includes impact from gain on disposition of Fresh Bakery and North American Foodservice businesses and impact of tax-related matters on dispositions.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 28, 2013, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities by the Issuer

Hillshire Brands has two stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. As of December 28, 2013, under one of these programs, the company is authorized to repurchase up to $1.2 billion of its shares of common stock. Under the other program, the company is authorized to repurchase up to 2.7 million shares of its common stock. There is no expiration date for either program.
The following table outlines Hillshire Brands purchases of shares of its common stock during the second quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Sept. 29, 2013 to Nov. 2, 2013	—	—	—	2,691,824	$ 1.2 billion
Nov. 3, 2013 to Nov. 30, 2013	433,020	$32.17	433,020	2,691,824	$ 1.2 billion
Dec. 1, 2013 to Dec. 28, 2013	200,200	$32.44	200,200	2,691,824	$ 1.2 billion
Total	633,220	$32.26	633,220	2,691,824	$ 1.2 billion

ITEM 6—EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1
Sections of The Hillshire Brands Company Quarterly Report on Form 10-Q for the quarter and six months ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Common Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to Consolidated Financial Statements; and (vii) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLSHIRE BRANDS COMPANY
(Registrant)

By:	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Senior Vice President, Controller and Chief Accounting Officer
DATE: January 30, 2014