Form 10-Q
period 2014-03-29
Hillshire Brands Co
filed 2014-05-06
CIK 23666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 29, 2014, the Registrant had 122,648,352 outstanding shares of common stock, par value $.01 per share.

The Hillshire Brands Company

THE HILLSHIRE BRANDS COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

In millions	March 29, 2014	June 29, 2013
Assets
Cash and equivalents	$219	$400
Short-term investments	170	—
Trade accounts receivable, less allowances	205	219
Inventories
Finished goods	198	207
Work in process	16	15
Materials and supplies	86	91
	300	313
Current deferred income taxes	98	71
Income tax receivable	—	18
Other current assets	106	85
Total current assets	1,098	1,106
Property, net of accumulated depreciation of $1,249 and $1,185, respectively	814	818
Trademarks and other identifiable intangibles, net	134	121
Goodwill	371	348
Deferred income taxes	64	20
Other noncurrent assets	50	21
	$2,531	$2,434
Liabilities and Equity
Accounts payable	$306	$295
Accrued liabilities	323	357
Current maturities of long-term debt	102	19
Total current liabilities	731	671
Long-term debt	840	932
Pension obligation	107	119
Other liabilities	252	228
Contingencies and commitments (Note 10)
Equity
Hillshire Brands common stockholders’ equity	601	484
	$2,531	$2,434
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Nine Months Ended
In millions, except per share data	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Continuing Operations
Net sales	$955	$924	$3,021	$2,958
Cost of sales	674	652	2,150	2,060
Selling, general and administrative expenses	200	205	609	642
Net charges for exit activities, asset and business dispositions	5	1	15	7
Impairment charges	—	1	—	1
Operating income	76	65	247	248
Interest expense	12	13	37	35
Interest income	(2)	(2)	(7)	(5)
Income from continuing operations before income taxes	66	54	217	218
Income tax expense	24	12	32	69
Income from continuing operations	42	42	185	149
Discontinued operations
Income from discontinued operations, net of tax expense (benefit) of nil, $(5), $1 and $(7)	—	4	1	13
Gain on sale of discontinued operations, net of tax expense of nil, $13, nil and $14	—	47	—	49
Net income from discontinued operations	—	51	1	62
Net income	42	93	186	211
Net income from continuing operations	42	42	185	149
Net income from discontinued operations	—	51	1	62
Net income	$42	$93	$186	$211
Earnings per share of common stock
Basic
Income from continuing operations	$0.35	$0.34	$1.50	$1.22
Net income	$0.35	$0.76	$1.51	$1.72
Average shares outstanding	123	123	123	123
Diluted
Income from continuing operations	$0.34	$0.34	$1.49	$1.21
Net income	$0.34	$0.75	$1.50	$1.72
Average shares outstanding	124	124	124	123
Cash dividends declared per share of common stock	$0.175	$0.125	$0.525	$0.375
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Nine Months Ended
In millions	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income	$42	$93	$186	$211
Translation adjustments, net of tax	—	(21)	(1)	(20)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax	4	(3)	3	(7)
Pension/Postretirement activity, net of tax	(1)	—	(1)	—
Comprehensive income	$45	$69	$187	$184
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Equity
(Unaudited)

		Hillshire Brands Common Stockholders’ Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)
Balances at June 30, 2012	$235	$1	$144	$295	$(61)	$(144)
Net income	252	—	—	252	—	—
Translation adjustments, net of tax	(21)	—	—	—	—	(21)
Net unrealized loss on qualifying cash flow hedges, net of tax	(8)	—	—	—	—	(8)
Pension/Postretirement activity, net of tax	26	—	—	—	—	26
Dividends on common stock	(61)	—	—	(61)	—	—
Spin-off of international coffee and tea business	(3)	—	—	(9)	—	6
Stock issuances -
Restricted stock	3	—	3	—	—	—
Stock option and benefit plans	52	—	52	—	—	—
ESOP activity and other	9	—	1	—	8	—
Balances at June 29, 2013	484	1	200	477	(53)	(141)
Net income	186	—	—	186	—	—
Translation adjustments, net of tax	(1)	—	—	—	—	(1)
Net unrealized gain on qualifying cash flow hedges, net of tax	3	—	—	—	—	3
Pension/Postretirement activity, net of tax	(1)	—	—	—	—	(1)
Dividends on common stock	(65)	—	—	(65)	—	—
Spin-off of international coffee and tea business	5	—	—	5	—	—
Stock issuances -
Restricted stock	5	—	5	—	—	—
Stock option and benefit plans	13	—	13	—	—	—
Share repurchases and retirements	(30)	—	(30)	—	—	—
ESOP activity and other	2	—	—	—	2	—
Balances at March 29, 2014	$601	$1	$188	$603	$(51)	$(140)
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
In millions	March 29, 2014	March 30, 2013
OPERATING ACTIVITIES -
Net income	$186	$211
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	97	110
Amortization	17	13
Impairment	—	1
Net gain on business dispositions	—	(69)
(Decrease) increase in deferred income taxes	(76)	31
Other	4	(14)
Changes in current assets and liabilities, net of businesses acquired and sold:
Trade accounts receivable	14	32
Inventories	14	(42)
Other current assets	(21)	17
Accounts payable	4	(72)
Accrued liabilities	(37)	(76)
Accrued taxes	30	40
Net cash from operating activities	232	182
INVESTING ACTIVITIES -
Purchases of property and equipment	(97)	(103)
Purchases of software and other intangibles	(10)	(4)
Acquisition of businesses	(35)	—
Dispositions of businesses and investments	—	96
Cash from derivative transactions	2	3
Cash used to invest in short-term investments	(367)	—
Cash received from maturing short-term investments	194	—
Sales of assets	—	1
Net cash used in investing activities	(313)	(7)
FINANCING ACTIVITIES -
Issuances of common stock	8	42
Purchases of common stock	(30)	—
Repayments of other debt and derivatives	(20)	(5)
Payments of dividends	(58)	(31)
Net cash (used in) from financing activities	(100)	6
(Decrease) / Increase in cash and equivalents	(181)	181
Cash and equivalents at beginning of year	400	235
Cash and equivalents at end of period	$219	$416
Supplemental Cash Flow Data:
Cash paid for restructuring actions	$55	$69
Cash contributions to pension plans	6	5
Cash paid for income taxes	79	5
See accompanying Notes to Condensed Consolidated Financial Statements.

THE HILLSHIRE BRANDS COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation

The Hillshire Brands Company is a U.S.-based company that primarily focuses on producing and marketing branded food products. The company's principal product lines are branded packaged meat products and frozen bakery products. Sales are made in both the retail channel, to supermarkets, warehouse clubs and national chains, and the foodservice channel. References to “we”, “our”, “us”, “Hillshire Brands” and “the company” refer to The Hillshire Brands Company and its consolidated subsidiaries as a whole, unless the context otherwise requires. The company’s reportable segments are Retail and Foodservice/Other.
The consolidated financial statements for the third quarter and nine months ended March 29, 2014 and March 30, 2013 have not been audited by an independent registered public accounting firm, but in the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The results of operations for the third quarter and nine months ended March 29, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year.
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
The company’s fiscal year ends on the Saturday closest to June 30. Fiscal 2014 ends on June 28, 2014. The third quarter of fiscal 2014 ended on March 29, 2014, and the third quarter of fiscal 2013 ended on March 30, 2013. Each of the quarters was a thirteen-week period. Fiscal 2014 and fiscal 2013 are both 52-week years. Unless otherwise stated, references to years relate to fiscal years.
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
2. Net Income Per Share

Net income per share - basic is computed by dividing income by the weighted average number of common shares outstanding for the period. Net income per share - diluted reflects the potential dilution that could occur if options and fixed awards to be issued under stock-based compensation arrangements were converted into common stock. For the quarter and nine months ended March 29, 2014, options to purchase 0.2 million shares of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the quarter and nine months ended March 30, 2013, options to purchase 3.3 million shares of the company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods.

The average shares outstanding increased in the first nine months of 2014 as compared to the first nine months of 2013 as a result of stock issuances related to the exercise of stock options and the vesting of restricted stock units (RSUs). During the first nine months of 2014, the company repurchased 0.9 million shares at a cost of $30 million under an existing share repurchase program which authorized the company to repurchase $1.2 billion of common stock.

As of March 29, 2014, the remaining amount authorized for repurchase is approximately $1.2 billion of common stock under one of its existing share repurchase programs, plus 2.7 million shares of common stock that remain authorized for repurchase under the company's other share repurchase program.

The following is a reconciliation of net income to net income per share – basic and diluted – for the third quarter and first nine months of 2014 and 2013 (per share amounts are rounded and may not add to total):
Computation of Net Income per Common Share
(In millions, except per share data)

	Quarter Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Income from continuing operations	$42	$42	$185	$149
Income from discontinued operations, net of tax	—	51	1	62
Net income	$42	$93	$186	$211
Average shares outstanding – Basic	123	123	123	123
Dilutive effect of stock option and award plans	1	1	1	—
Diluted shares outstanding	124	124	124	123
Earnings per common share – Basic
Income from continuing operations	$0.35	$0.34	$1.50	$1.22
Income from discontinued operations	—	0.42	0.01	0.51
Net income	$0.35	$0.76	$1.51	$1.72
Earnings per common share – Diluted
Income from continuing operations	$0.34	$0.34	$1.49	$1.21
Income from discontinued operations	—	0.41	0.01	0.51
Net income	$0.34	$0.75	$1.50	$1.72

3. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (AOCI) by component for the nine months ended March 29, 2014 and March 30, 2013 are as follows:

	Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges		Pension/ Postretirement Activity		Translation Adjustments		Total
Beginning Balance as of June 29, 2013	$—		$(142)		$1		$(141)
Other comprehensive income (loss) before reclassifications	1		—		(1)		—
Amounts reclassified from accumulated other comprehensive income:
Prior-service benefit	—		(5)	(b)	—		(5)
Net actuarial loss	—		3	(b)	—		3
Loss realized from derivatives	3	(a)	—		—		3
Tax expense (benefit)	(1)	(c)	1	(c)	—		—
Net current-period other comprehensive income (loss)	3		(1)		(1)		1
Ending Balance as of March 29, 2014	$3		$(143)		$—		$(140)

Beginning Balance as of June 30, 2012	$8		$(168)		$16		$(144)
Other comprehensive income (loss) before reclassifications	7		—		(5)		2
Amounts reclassified from accumulated other comprehensive income:
Prior-service benefit	—		(6)	(b)	—		(6)
Net actuarial loss	—		4	(b)	—		4
Gain realized from derivatives	(17)	(a)	—		—		(17)
Translation adjustment	—		—		(15)	(d)	(15)
Tax expense	3	(c)	2	(c)	—		5
Net current-period other comprehensive loss	(7)		—		(20)		(27)
Spin-off of international coffee and tea business	—		—		6	(e)	$6
Ending Balance as of March 30, 2013	$1		$(168)		$2		$(165)

(a) Included as Cost of sales in the Consolidated Statements of Income
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8 - "Pension and Other Postretirement Benefit Plans" for additional details)
(c) Included as Income tax expense (benefit) in the Consolidated Statements of Income
(d) Included in Gain on sale of discontinued operations in the Consolidated Statements of Income related to the sale of the Australian Bakery business
(e) Recorded as part of spin-off of international coffee and tea business within retained earnings
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

The following is a summary of net sales and operating income by business segment:

	Net Sales
	Quarter Ended		Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Retail	$713	$692	$2,226	$2,188
Foodservice/Other	242	232	795	770
Net sales	$955	$924	$3,021	$2,958

	Income from Continuing Operations Before Income Taxes
	Quarter Ended		Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Retail	$92	$76	$267	$272
Foodservice/Other	10	9	66	62
Total operating segment income	102	85	333	334
General corporate expenses	(4)	(12)	(23)	(32)
Net mark-to-market derivative gains	1	—	6	1
Amortization of intangibles	(2)	(1)	(4)	(3)
Significant items	(21)	(7)	(65)	(52)
Total operating income	76	65	247	248
Net interest expense	(10)	(11)	(30)	(30)
Income from continuing operations before income taxes	$66	$54	$217	$218

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
The results of the fresh bakery and foodservice beverage operations in North America and the international coffee and tea business, which were disposed of prior to the end of fiscal 2012, are classified as discontinued operations and are presented as discontinued operations in the consolidated statements of income for all periods presented. In the third quarter and first nine months of 2013, the company recognized $5 million of net tax benefit adjustments related to prior year tax provision estimates associated with certain businesses that had been disposed of in the prior year.

The following is a summary of the operating results of the company’s discontinued operations for the third quarter and first nine months of 2014 and 2013:

	Third Quarter 2014			First Nine Months of 2014
(In millions)	Net Sales	Pretax Income	Net Income	Net Sales	Pretax Income	Net Income
Australian Bakery	$—	$—	$—	$—	$2	$1

	Third Quarter 2013			First Nine Months of 2013
(In millions)	Net Sales	Pretax Loss	Net Income (Loss)	Net Sales	Pretax Income	Net Income (Loss)
Australian Bakery	$10	$(1)	$(1)	$81	$4	$7
North American Foodservice Beverage	—	—	—	—	2	1
International Coffee and Tea	—	—	6	—	—	6
Other	—	—	(1)	—	—	(1)
Total	$10	$(1)	$4	$81	$6	$13

The following is a summary of the gain on sale of the company’s discontinued operations for the third quarter and first nine months of 2013:

	Third Quarter 2013			First Nine Months of 2013
(In millions)	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain	Pretax Gain on Sale	Tax (Expense) Benefit	After Tax Gain
North American Fresh Bakery	$4	$(2)	$2	$5	$(2)	$3
North American Foodservice Beverage	—	3	3	2	2	4
Australian Bakery	56	(14)	42	56	(14)	42
Total	$60	$(13)	$47	$63	$(14)	$49

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
The cash flows related to the discontinued operations for the first nine months of 2014 and 2013 are summarized in the table below:

	Nine months ended	Nine months ended
(In millions) – Increase / (Decrease)	March 29, 2014	March 30, 2013
Cash flow from operating activities	$1	$10
Cash flow from investing activities	—	85
Cash flow used in financing activities	(1)	(95)
Change in net cash of discontinued operations	—	—
Cash and equivalents at beginning of year	—	—
Cash and equivalents at end of period	$—	$—
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

6. Exit, Disposal and Other Restructuring Activities
The company has incurred exit, disposition and restructuring charges for initiatives designed to improve its operational performance and reduce cost. The nature of the costs incurred under these plans determine where they are classified in the financial statements. Our restructuring activities are recorded in one of two areas:
1. Exit Activities, Asset and Business Disposition Actions
These amounts primarily relate to:

•	Employee termination costs

•	Lease and contractual obligation exit costs

•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations
2. Costs recognized in Selling, general and administrative expenses
These amounts primarily relate to:

•	Expenses associated with the installation of information systems related to restructuring activities

•	Consulting costs related to restructuring activities

•	Costs associated with the renegotiation of contracts for services with outside third-party vendors as part of the spin-off of the international coffee and tea operations
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

The following is a summary of the expense associated with ongoing actions, which also highlights where the costs are reflected in the Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Selling, general and administrative expenses	11	8	$36	$23
Net charges for exit activities, asset and business dispositions	5	1	15	7
Decrease in income from continuing operations before income taxes	16	9	51	30
The impact of these actions on the company’s business segments and general corporate expenses is summarized as follows:

	Quarter Ended		Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Retail	$4	$—	$11	$(3)
Foodservice/Other	—	(1)	2	(3)
Expense (income) in operating segments	4	(1)	13	(6)
General corporate expenses	12	10	38	36
Total	$16	$9	$51	$30

The following table summarizes the activity for the first nine months of 2014 related to exit, disposal and restructuring related actions and the status of the related accruals as of March 29, 2014. The 2014 exit, disposal and restructuring related actions include recognized third party consulting costs related to cost saving and efficiency processes, IT initiatives and recognized severance charges associated with planned employee terminations. The accrued amounts remaining represent the estimated cash expenditures necessary to satisfy remaining obligations and the majority are expected to be paid in the next 12 months.

(In millions)	Employee termination and other benefits	IT and other costs	Non-cancellable leases/ Contractual obligations	Total
Accrued costs as of June 29, 2013	$10	$5	$23	$38
Exit, disposal and other costs recognized during 2014	15	35	1	51
Cash payments	(8)	(32)	(15)	(55)
Noncash charges	—	(1)	—	(1)
Accrued costs as of March 29, 2014	$17	$7	$9	$33

7. Financial Instruments
Investment Securities
Beginning in the first quarter of fiscal year 2014, the company purchased securities for investment purposes. Under the current investment policy, the company may invest in debt securities deemed to be investment grade at the time of purchase. The company determines the appropriate categorization of debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The company typically categorizes all debt securities as available-for-sale, as the company has the intent to convert these investments into cash if needed. Classification of available-for-sale marketable securities as current or non-current is based on whether the conversion to cash is expected to be necessary for operations in the upcoming year, which is consistent with the security’s maturity date, if applicable. As of March 29, 2014, all investment securities have maturity dates within the next twelve months.

Securities categorized as available-for-sale are stated at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost, unrealized gains and losses, and fair market values of the company's investment securities available for sale at March 29, 2014 are summarized as follows:

	March 29, 2014
(In millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Market Value
Available-for-sale:(1)
Commercial Paper	$128	$—	$128
Corporate Note	126	—	126
Total	$254	$—	$254

(1)	Categorized as Level 1: Observable input such as quoted prices in active markets for identical assets or liabilities
Derivative Instruments
The company uses derivative financial instruments, including futures, options and swap contracts to manage its exposures to commodity prices and interest rate risks. The use of these derivative financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the company. The company does not use derivatives for trading or speculative purposes and is not a party to leveraged derivatives. More information concerning accounting for financial instruments can be found in Note 2 - "Summary of Significant Accounting Policies" in the company’s 2013 Annual Report.
Types of Derivative Instruments
Interest Rate Swaps
The company previously had utilized interest rate swap derivatives to manage interest rate risk in order to maintain a targeted amount of both fixed-rate and floating-rate long-term debt. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. The company has a fixed interest rate on virtually all of its long-term debt, and as of March 29, 2014 and June 29, 2013, the company is not a party to any interest rate swap agreements.
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

The notional values of the various derivative instruments used by the company are summarized in the following table:

Notional Values (In millions)	March 29, 2014	June 29, 2013	Hedge Coverage (Number of months)
Commodity Contracts:
Commodity Future Contracts:(1)
Grains/Oilseed	$47	$34	14
Energy	$27	$29	20
Other commodities	$9	$20	7
Commodity Options Contracts:(2)
Grains/Oilseed	$4	$—	2

(1) The notional values of commodity futures contracts are determined by the initial cost of the contract.
(2) The notional values of commodity option contracts are determined by the ratio of the change in option value to the change in the underlying hedged item.
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
Contingent Features/Concentration of Credit Risk
All of the company’s derivative instruments are governed by International Swaps and Derivatives Association (ISDA) master agreements, requiring the company to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the company’s credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. There are no derivative instruments with credit-risk-related contingent features that are in a liability position as of March 29, 2014 and June 29, 2013.
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
The carrying amounts of cash and equivalents, trade accounts receivables, accounts payable, and derivative instruments approximate fair values due to their short-term nature and are considered Level 1 based on the valuation inputs. Available-for-sale marketable securities values are derived solely from Level 1 inputs. The fair value of the company’s long-term debt (considered Level 2 based on the valuation inputs used), including the current portion, is estimated using available market data.

	March 29, 2014		June 29, 2013
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current portion	$971	$942	$981	$951

Information related to our cash flow hedges and other derivatives not designated as hedging instruments for the quarters and nine months ended March 29, 2014 and March 30, 2013 is as follows:

	Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Cash Flow Derivatives:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$—	$3	$(1)	$3	$(1)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	(1)	6	(1)	6
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	1	(1)	1	(1)
Amount of gain expected to be reclassified into earnings during the next twelve months	—	—	2	—	2	—
Net Investment Derivatives:
Amount of loss recognized from OCI into earnings (e)	—	(28)	—	—	—	(28)
Derivatives Not Designated as Hedging Instruments:
Amount of gain recognized in Cost of sales	—	—	3	—	3	—
Amount of loss recognized in SG&A	—	—	(1)	—	(1)	—

(a) Effective portion
(b) Gain reclassified from AOCI into earnings is reported in SG&A expenses for foreign exchange contracts and in Cost of sales for commodity contracts
(c) Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness
(d) Gain (loss) recognized in earnings is reported in SG&A expenses for commodity contracts
(e) The loss recognized from OCI into earnings is reported in gain on sale of discontinued operations

	Foreign Exchange Contracts		Commodity Contracts		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Cash Flow Derivatives:
Amount of gain recognized in other comprehensive income (OCI) (a)	—	—	1	7	1	7
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	—	—	(3)	17	(3)	17
Amount of ineffectiveness recognized in earnings (c) (d)	—	—	2	(1)	2	(1)
Amount of gain expected to be reclassified into earnings during the next twelve months	—	—	2	—	2	—
Net Investment Derivatives:
Amount of loss recognized from OCI into earnings (e)	—	(28)	—	—	—	(28)
Derivatives Not Designated as Hedging Instruments:
Amount of gain recognized in Cost of sales	—	—	4	3	4	3
Amount of gain (loss) recognized in SG&A	—	(1)	1	—	1	(1)

(a) Effective portion
(b) Gain (loss) reclassified from AOCI into earnings is reported in SG&A expenses for foreign exchange contracts and in Cost of sales for commodity contracts
(c) Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness
(d) Gain (loss) recognized in earnings is reported in SG&A expenses for commodity contracts
(e) The loss recognized from OCI into earnings is reported in gain on sale of discontinued operations

8. Pension and Other Postretirement Benefit Plans
The components of the net periodic benefit cost (benefit) for the pension and postretirement benefit plans for the quarter and nine months ended March 29, 2014 and March 30, 2013 are as follows:

	Pension Plans
	Quarter Ended		Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	3	$3	7	$8
Interest cost	19	17	56	52
Expected return on plan assets	(24)	(23)	(68)	(69)
Amortization of:
Net actuarial loss	1	1	3	4
Prior service cost	1	1	1	1
Settlement loss	—	—	—	1
Net periodic benefit	$—	$(1)	$(1)	$(3)

	Postretirement Benefit Plans
	Quarter Ended		Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$1	$1	$2	$2
Interest cost	1	1	3	3
Expected return on plan assets	—	—	—	—
Amortization of:
Net actuarial loss	—	—	—	—
Prior service benefit	(2)	(3)	(6)	(7)
Settlement loss	—	—	—	—
Net periodic benefit	$—	$(1)	$(1)	$(2)
The company contributed approximately $6 million and $5 million to its defined benefit pension plans related to continuing operations during the first nine months of 2014 and 2013, respectively. At the present time, the company expects to contribute approximately $2 million of additional cash to its defined benefit pension plans in the remainder of 2014. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which the company operates. As a result, the actual funding in 2014 may differ from the current estimate.
9. Income Taxes
The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Quarter Ended		Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Continuing operations
Income before income taxes	$66	$54	$217	$218
Income tax expense	24	12	32	69
Effective tax rate	36.3%	22.3%	14.7%	31.7%
Third Quarter 2014
In the third quarter of 2014, the company recognized a tax expense of $24 million on pretax income from continuing operations of $66 million, or an effective tax rate of 36.3%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $2 million of tax expense from discrete tax items, primarily related to the adjustment of prior year tax provision estimates.
In the first nine months of 2014, the company recognized a tax expense of $32 million on pretax income from continuing operations of $217 million, or an effective tax rate of 14.7%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.5% estimated annual effective tax rate to pretax earnings, and then recognizing $43 million of discrete tax items. The discrete tax items relate to the following:

•	45 million of tax benefit from the release of a valuation allowance on state deferred tax assets

•	$2 million of tax expense related to adjustments of prior year tax provision estimates
Third Quarter 2013
In the third quarter of 2013, the company recognized a tax expense of $12 million on pretax income from continuing operations of $54 million, or an effective tax rate of 22.3%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $4 million of discrete items related to the following:

•	$3 million of tax benefit related to adjustments of prior year tax provision estimates

•	$1 million of tax benefit related to tax law changes
In the first nine months of 2013, the company recognized a tax expense of $69 million on pretax income from continuing operations of $218 million, or an effective tax rate of 31.7%. The tax expense and related effective tax rate on continuing operations was determined by applying a 33.9% estimated annual effective tax rate to pretax earnings and recognizing $4 million of discrete items. The discrete tax items relate to the following:

•	$3 million of tax benefit related to adjustments of prior year tax provision estimates

•	$1 million of tax benefit related to tax law changes
Unrecognized Tax Benefits
Each quarter, the company makes a determination of the tax liability needed for unrecognized tax benefits that should be recorded in the financial statements. For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

The year-to-date net decrease in the liability for unrecognized tax benefits was $4 million, resulting in a ending balance of $63 million as of March 29, 2014. The $4 million net decrease in the gross liability for uncertain tax positions is the result of a $6 million decrease for audit settlements, primarily offset by a $2 million increase related to prior years. At this time, the company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by $5 million to $30 million in the next twelve months from a variety of uncertain tax positions as a result of the completion of tax audits currently in process and the expiration of statutes of limitations.
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

Contingent Liabilities

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

Plant Shutdown - During March 2014, a fire occurred at the company’s turkey processing facility in Iowa.  The fire caused significant damage to both the plant and equipment and resulted in a shutdown in production.  The company currently estimates the facility will resume production within 9-12 months from the date of the fire.  The company is presently maintaining pre-fire production volumes through the use of alternate processors while the facility is under repair and anticipates it will continue to do so until production resumes.  For the three months ended March 29, 2014, the company incurred $0.4 million of costs associated with the damages, net of expected insurance reimbursement.  The company maintains insurance to cover such incidents with limits it believes are sufficient to reimburse the company for its expected provable losses, subject to a $1.0 million deductible.

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

The material guarantees for which the maximum potential amount of future payments can be determined, are as follows:
Contingent Lease Obligations – The company is contingently liable for leases on property operated by others. At March 29, 2014, the maximum potential amount of future payments the company could be required to make, if all of the current operators default on the rental arrangements, is $11 million. The minimum annual rentals under these leases are $2 million in 2014, $8 million in 2015 and $1 million in 2016. The largest components of these amounts relate to a number of retail store leases assumed by Coach, Inc. Coach, Inc. has issued a guarantee to the company and agreed to indemnify and reimburse the company from and against any payments or performance that may be required with respect to any obligation or liability imposed under the retail store leases. The company has not recognized a liability for the contingent obligation on the Coach, Inc. leases it assumed.
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

11. Subsequent Events

On April 18, 2014, the Company signed a definitive stock purchase agreement to acquire Healthy Frozen Food, Inc. (Van's). Van's is a leading better-for-you food brand that offers multiple product lines in frozen breakfast and snack foods. The company expects the transaction to close in May 2014, pending regulatory clearance, with a total purchase price of $165 million in cash.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following is management’s discussion and analysis of the results of operations for the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 and a discussion of the changes in financial condition and liquidity during the first nine months of 2014. Below is an outline of the analyses included herein:

•	Business Overview

•	Summary of Results

•	Consolidated Results – Third Quarter of 2014 Compared with Third Quarter of 2013

•	Consolidated Results – First Nine Months of 2014 Compared with First Nine Months of 2013

•	Operating Results by Business Segment

•	Financial Condition

•	Liquidity

•	Non-GAAP Financial Measures Definitions

•	Significant Accounting Policies and Critical Estimates

•	Issued but not yet Effective Accounting Standards

•	Forward-Looking Information
Business Overview
Our Business
Hillshire Brands is a manufacturer and marketer of high-quality, brand name food products. Sales are principally in the United States, where it is a leader in branded, convenient foods for the retail and foodservice markets. In the retail channel, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sandwiches, sausages, lunchmeats and jerky as well as a variety of frozen baked products and specialty items including cakes and cheesecakes. These products are sold primarily to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat and bakery products to foodservice customers.

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

Summary of Results
The business highlights include the following:

•
Net sales for the third quarter of 2014 were $955 million, which was $31 million, or 3.4%, higher than the prior year. The increase in sales was driven by favorable mix and pricing actions taken to offset input cost inflation, which were partially offset by a decline in volume.

•
Reported operating income for the third quarter of 2014 was $76 million, which was $11 million, or 18.3%, higher than the prior year. This was mainly driven by pricing actions to offset input cost inflation and decreased SG&A costs. Adjusted operating income, which increased $25 million, or 34.8%, was driven by decreased SG&A spending partially offset by higher input costs.

•
Diluted earnings per share from continuing operations for the third quarter was $0.34 in 2013 and 2014. The benefit of higher operating income in 2014 was partially offset by income tax expense versus the prior year. Adjusted EPS increased from $0.35 in 2013 to $0.46 in 2014 due to the increase in operating income. Average diluted shares outstanding remained virtually unchanged on a year-over-year basis at 124 million.

•
Total cash flow from operating activities improved from a source of cash of $182 million in the first nine months of 2013 to $232 million for the first nine months of 2014. The most significant driver of the change was improved working capital management, specifically in inventory and favorable accrued liabilities changes.

Consolidated Results – Third Quarter 2014 Compared with Third Quarter 2013
The following table summarizes net sales and operating income for the third quarter of 2014 and 2013 and certain items that affected the comparability of these amounts:

	Quarter Ended
Total Company Performance (In millions)	March 29, 2014	March 30, 2013	Change	Percent Change
Net sales	$955	$924	$31	3.4%
Operating income	$76	$65	$11	18.3%
Less: Impact of significant items on operating income	(21)	(7)	(14)
Adjusted operating income	$97	$72	$25	34.8%

Net Sales
Net sales increased by $31 million, or 3.4%, due to pricing actions taken to offset input cost inflation and a favorable shift in sales mix partially offset by a decrease in volume. Volumes for the quarter decreased 3.2% primarily due to pricing taken within the quarter and lower commodity meat sales.
The components of the percentage change in net sales as compared to the prior year are as follows:

Third quarter 2014	Volumes	+	Price/Mix	+	Acquisitions	=	Net Sales Change
Net sales changes	(3.2)%		6.2%		0.4%		3.4%
Operating Income
Operating income increased by $11 million, or 18.3%, driven primarily by pricing to offset input cost inflation and decreased SG&A costs. Adjusted operating income, which increased $25 million, or 34.8%, was also positively affected by pricing and decreased expenses partially offset by unfavorable input costs.
Gross Margin
Gross margin dollars in the third quarter of 2014 increased $9 million over the prior year due to pricing and a favorable shift in sales mix partially offset by higher input costs. The gross margin percent of 29.4% was flat to the third quarter of last year as pricing and favorable mix in 2014 offset the impact of higher input costs.
Selling, General and Administrative Expenses

	Quarter Ended
(In millions)	March 29, 2014	March 30, 2013	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$40	$39	$1	2.2%
Other	141	148	(7)	(5.1)%
Total business segments	181	187	(6)	(3.5)%
General corporate	17	16	1	9.7%
Net mark-to-market derivative losses	—	1	(1)	NM
Amortization of identifiable intangibles	2	1	1	30.2%
Total SG&A Expenses	$200	$205	$(5)	(2.7)%
Selling, general and administrative expenses decreased by $5 million, or 2.7%. Measured as a percent of sales, SG&A expenses declined to 20.9% in 2014 from 22.2% in 2013. SG&A expenses in the business segments decreased by $6 million, or 3.5%, primarily driven by favorable distribution costs and focus on cost reduction initiatives. General SG&A corporate expenses were $1 million higher in 2014 primarily due to increased restructuring costs.

Exit Activities and Other Significant Items
The reported results for the third quarter of 2014 and 2013 reflect amounts recognized for actions associated with the company’s ongoing business improvement and cost reduction programs and other exit and disposal actions. The amounts reported for exit activities, asset and business dispositions were $5 million in the third quarter of 2014 versus $1 million in the third quarter of 2013. As discussed in Note 6 - “Exit, Disposal and Other Restructuring Activities,” the charges in 2014 relate to severance costs while the charges in 2013 are primarily for lease exit costs.

Net Interest Expense
Net interest expense of $10 million in the third quarter of 2014 was $1 million lower than the third quarter of the prior year.
Income Tax Expense
Note 9 - "Income Taxes" provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Third Quarter
(In millions)	2014	2013
Continuing operations
Income before income taxes	$66	$54
Income tax expense	24	12
Effective tax rate	36.3%	22.3%
In the third quarter of 2014, the company recognized tax expense of $24 million on pretax income from continuing operations of $66 million, or an effective tax rate of 36.3%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $2 million of tax expense from discrete tax items, primarily related to the adjustment of prior year tax provision estimates.
In the third quarter of 2013, the company recognized tax expense of $12 million on pretax income from continuing operations of $54 million, or an effective tax rate of 22.3%. The tax expense and related effective tax rate on continuing operations were impacted by recognizing $4 million of discrete items related to the following:

•	$3 million of tax benefit related to adjustments of prior year tax provision estimates

•	$1 million of tax benefit related to tax law changes
Income from Continuing Operations and Diluted Earnings per Share (EPS)
Income from continuing operations in the third quarter of 2014 was $42 million as compared to $42 million in the prior year. Increased input costs and tax expense in 2014 were offset by increased net sales and decreased SG&A costs.
Diluted EPS from continuing operations was $0.34 in the third quarter of 2013 and 2014. Adjusted EPS, which excludes the impact of significant items, increased from $0.35 in 2013 to $0.46 in 2014 primarily due to decreased SG&A costs.
Discontinued Operations
Net income from discontinued operations for the third quarter was $51 million lower than the comparable period of the prior year. The results from 2013 related mainly to the Australian bakery operations, which were disposed of in February 2013. See Note 5 – “Discontinued Operations ” for additional information.

Net Income and Diluted Earnings per Share (EPS)
In the third quarter of 2014, the company reported net income of $42 million versus $93 million in the comparable period of the prior year. The decrease is due to income from discontinued operations recognized in the third quarter of 2013.
Diluted EPS was $0.34 in the third quarter of 2014 as compared to $0.75 per share in the third quarter of 2013. Average shares outstanding during the third quarter of 2014 were consistent with average outstanding shares in the third quarter of 2013.

Consolidated Results – First Nine Months of 2014 Compared with First Nine Months of 2013
The following table summarizes net sales and operating income for the first nine months of 2014 and 2013 and certain items that affected the comparability of these amounts:

	Nine Months Ended
Total Company Performance (In millions)	March 29, 2014	March 30, 2013	Change	Percent Change
Net sales	$3,021	$2,958	$63	2.1%
Operating income	$247	$248	$(1)	(0.5)%
Less: Impact of significant items on operating income	(65)	(52)	(13)
Adjusted operating income	$312	$300	$12	3.9%
Net Sales
Net sales increased by $63 million, or 2.1%, driven by favorable mix and pricing actions taken to offset input cost inflation which were partially offset by a decline in volume and lower commodity meat sales.
The components of the percentage change in net sales as compared to the prior year are as follows:

First Nine Months of 2014	Volumes	+	Price/Mix	+	Acquisitions	=	Net Sales Change
Net sales changes	(2.2)%		4.0%		0.3%		2.1%
Operating Income
Operating income decreased by $1 million primarily driven by unfavorable input costs which were not fully offset by pricing actions and the benefit of favorable mix. Adjusted operating income, which increased $12 million, or 3.9%, was positively affected by decreased SG&A costs which were partially offset by unfavorable input costs.

Gross Margin
Gross margin dollars in the first nine months of 2014 decreased $27 million over the prior year due to higher input costs, which were only partially offset by pricing and a favorable shift in sales mix. The gross margin percent decreased from 30.4% in the first nine months of 2013 to 28.8% in the first nine months of 2014 primarily due to the impact of higher input costs.
Selling, General and Administrative Expenses

	Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	Change	Percent Change
SG&A expenses in the business segment results:
Media advertising and promotion	$113	$127	$(14)	(10.8)%
Other	432	441	(9)	(2.0)%
Total business segments	545	568	(23)	(4.0)%
General corporate	62	70	(8)	(10.3)%
Net mark-to-market derivative (gains) losses	(2)	1	(3)	NM
Amortization of identifiable intangibles	4	3	1	22.5%
Total SG&A Expenses	$609	$642	$(33)	(5.1)%
Selling, general and administrative expenses decreased by $33 million, or 5.1%. Measured as a percent of sales, SG&A expenses declined year-over-year from 21.7% to 20.2%. SG&A expenses in the business segments decreased $23 million, or 4.0%, primarily driven by timing, spending efficiencies in MAP, and focus on cost management. General corporate SG&A expenses were $8 million lower in 2014 reflecting expense timing, cost actions, and cost favorability.
Exit Activities and Other Significant Items
The reported results for the first nine months of 2014 and 2013 reflect amounts recognized for actions associated with the company’s ongoing business improvement and cost reduction program and other exit and disposal actions. The amounts reported for exit activities, asset and business dispositions were charges of $15 million in the first nine months of 2014 versus charges of $7 million in the first nine months of 2013. As discussed in Note 6 - “Exit, Disposal and Other Restructuring Activities,” the charges in 2014 relate to employee severance costs while the charges in 2013 were primarily lease termination costs net of gains related to the disposition of manufacturing facilities that had been held for sale.
Net Interest Expense
Net interest expense was $30 million in the first nine months of 2013 and 2014.
Income Tax Expense
Note 9 - "Income Taxes" provides a detailed explanation of the determination of the interim tax provision. The following table sets out the tax expense and the effective tax rate for the company from continuing operations:

	Nine Months Ended
(In millions)	2014	2013
Continuing operations
Income before income taxes	$217	$218
Income tax expense	32	69
Effective tax rate	14.7%	31.7%
In the first nine months of 2014, the company recognized tax expense of $32 million on pretax income from continuing operations of $217 million, or an effective tax rate of 14.7%. The tax expense and related effective tax rate on continuing operations was determined by applying a 34.5% estimated annual effective tax rate to pretax earnings, and then recognizing $43 million of discrete tax items. The discrete tax items relate to the following:

•	$45 million of tax benefit from the release of a valuation allowance on state deferred tax assets

•	$2 million of tax expense related to adjustments of prior year tax provision estimates
In the first nine months of 2013, the company recognized tax expense of $69 million on pretax income from continuing operations of $218 million, or an effective tax rate of 31.7%. The tax expense and related effective tax rate on continuing operations was determined by applying a 33.9% estimated annual effective tax rate to pretax earnings and recognizing $4 million of discrete items. The discrete tax items relate to the following:

•	$3 million of tax benefit related to adjustments of prior year tax provision estimates

•	$1 million of tax benefit related to tax law changes
Income from Continuing Operations and Diluted Earnings per Share (EPS)
Income from continuing operations in the first nine months of 2014 was $185 million as compared to $149 million in the prior year. The $36 million increase in earnings was primarily due to increased net sales, decreased tax expense and lower SG&A costs which were partially offset by increased input costs.
Diluted EPS from continuing operations increased from $1.21 in the first nine months of 2013 to $1.49 in the first nine months of 2014 due to the increase in income from continuing operations noted above. Adjusted EPS, which excludes the impact of significant items, increased from $1.46 in 2013 to $1.47 in 2014. Diluted EPS in 2014 was negatively impacted by higher average shares outstanding. The average diluted shares outstanding increased from 123 million in 2013 to 124 million in 2014 due to the increased dilutive impact of stock options and additional restricted stock units granted during the year.
Discontinued Operations
Income from discontinued operations – Discontinued operations reported $1 million of income in the first nine months of 2014, versus $13 million in 2013. The results from 2013 relate mainly to the Australian bakery operations, which were disposed of in February 2013.
Gain on sale of discontinued operations – In the first nine months of 2013 the company recognized a $49 million gain related to the final purchase adjustment for the North American fresh bakery operation and the sale of manufacturing facilities related to the North American foodservice beverage operations.
Net Income and Diluted Earnings per Share (EPS)
For the first nine months of 2014, the company reported net income of $186 million versus net income of $211 million for the comparable period of the prior year. The $25 million, or 11.8%, decrease in net income was primarily driven by decreased income from discontinued operations in 2014 partially offset by decreased income tax expense.

Diluted EPS were $1.50 in the first nine months of 2014 as compared to $1.72 per share in the first nine months of 2013. Diluted EPS were impacted by higher average shares outstanding during the first nine months of 2014 due to the increased dilutive impact of stock options and additional restricted stock units granted during the year.
Operating Results by Business Segment
Net sales and income before income taxes by business segment for 2014 and 2013 are as follows:

	Net Sales
	Quarter Ended		Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Retail	$713	$692	$2,226	$2,188
Foodservice/Other	242	232	795	770
Total net sales	$955	$924	$3,021	$2,958

	Income from Continuing Operations Before Income Taxes
	Quarter Ended		Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Retail	$92	$76	$267	$272
Foodservice/Other	10	9	66	62
Total operating segment income	102	85	333	334
General corporate expense	(4)	(12)	(23)	(32)
Mark-to-market derivative gains	1	—	6	1
Amortization of intangibles	(2)	(1)	(4)	(3)
Significant items	(21)	(7)	(65)	(52)
Total operating income	76	65	247	248
Net interest expense	(10)	(11)	(30)	(30)
Income from continuing operations before income taxes	$66	$54	$217	$218
The following tables illustrate the components of the change in net sales versus the prior year for each business segment and the total company:

Third quarter 2014	Volumes	+	Price/Mix	+	Acquisitions	=	Net Sales Change
Net Sales Changes
Retail	(2.7)%		5.4%		0.5%		3.2%
Foodservice/Other	(4.1)%		8.1%		—%		4.0%
Total	(3.2)%		6.2%		0.4%		3.4%

First Nine Months of 2014	Volumes	+	Price/Mix	+	Acquisitions	=	Net Sales Change
Net Sales Changes
Retail	(1.7)%		3.0%		0.4%		1.7%
Foodservice/Other	(3.3)%		6.5%		—%		3.2%
Total	(2.2)%		4.0%		0.3%		2.1%

The following tables summarize the net sales and operating segment income for each of the business segments for 2014 and 2013 :

Retail

	Quarter ended				Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	Change	Percent Change	March 29, 2014	March 30, 2013	Change	Percent Change
Net Sales	$713	$692	$21	3.2%	$2,226	$2,188	$38	1.7%
Operating segment income	$92	$76	$16	19.9%	$267	$272	$(5)	(1.8)%

Third Quarter -
Net sales increased versus the prior year as pricing and a favorable shift in sales mix was partially offset by declines in volume. Volume increases for Jimmy Dean breakfast sandwiches and Aidells were offset by volume declines for Ball Park hot dogs, deli meats and frozen sweet goods.
Operating segment income increased by $16 million, or 19.9%, due to the impact of pricing, favorable mix, and cost actions partially offset by higher input costs and declines in volumes.

First Nine Months -
Net sales increased slightly versus the prior year as pricing and a favorable shift in sales mix was partially offset by declines in volume. Volume increases for Jimmy Dean breakfast sandwiches and Aidells were offset by volume declines for Ball Park hot dogs, deli meats and frozen sweet goods.

Operating segment income decreased by $5 million, or 1.8%, due to pricing, favorable mix, and cost actions being more than offset by higher input costs and decreased volumes.

Foodservice/Other

	Quarter ended				Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013	Change	Percent Change	March 29, 2014	March 30, 2013	Change	Percent Change
Net sales	$242	$232	$10	4.0%	$795	$770	$25	3.2%
Operating segment income	$10	$9	$1	9.6%	$66	$62	$4	5.6%

Third Quarter -
Net sales increased 4.0% versus the prior year as pricing and favorable sales mix were partially offset by decreased volumes. Overall volume decreased 4.1% primarily driven by decreased commodity meat sales as a result of improved internal utilization. Volume was flat to prior year excluding commodity meat sales.
Operating segment income increased $1 million, or 9.6%, driven primarily by pricing and favorable mix which was partially offset by increased input costs and lower volume.

First Nine Months -
Net sales increased by $25 million, or 3.2% due to pricing and favorable sales mix which were partially offset by a decrease in volume. Overall volume decreased 3.3% primarily driven by decreased commodity meat sales as a result of improved internal utilization. Volume, excluding commodity meat sales, decreased 1.1%.
Operating segment income increased $4 million, or 5.6%, driven primarily by pricing, favorable mix and expense timing which was partially offset by increased input costs and lower volume.

Financial Condition
The Consolidated Statement of Cash Flows for the first nine months of 2014 and 2013 includes amounts related to discontinued operations. See Note 5 – “Discontinued Operations” for additional information.
Cash received from Operating Activities
The cash from operating activities generated by continuing and discontinued operations is summarized in the following table:

	Nine Months Ended
(In millions)	March 29, 2014	March 30, 2013
Cash from Operating Activities:
Continuing Operations	$231	$172
Discontinued Operations	1	10
Total	$232	$182

The cash from operating activities increased by $50 million versus the prior year. The most significant driver of the change was improved working capital management, specifically in inventory and favorable accrued liabilities changes. Discontinued operations related to the Australian bakery operations generated $1 million of cash in 2014 and $10 million of cash in 2013.
Cash used in Investing Activities
The cash used in investing activities was $313 million in 2014 as compared to a use of cash of $7 million in 2013. The year-over-year change was primarily due to a net $173 million increase in the cash used to invest in short-term commercial paper and corporate note investments and $35 million used for the acquisition of our Golden Island jerky business.
Cash (used in) received from Financing Activities
Net cash used in financing activities in 2014 was $100 million versus cash proceeds of $6 million in the prior year. The year-over-year change was primarily due to a decrease in stock issuances of approximately $34 million, a $27 million increase in dividend payments and $30 million of purchases of common stock.
Liquidity
Cash and Equivalents
The company had cash and cash equivalents, defined as highly liquid investments with a maturity of three months or less at the time of purchase, on the balance sheet at March 29, 2014 of $219 million. The decrease of $181 million from the balance at June 29, 2013 was primarily due to the shift to short-term investments with a maturity of greater than three months, as well as the acquisition of the Golden Island jerky business.
Credit Facility and Credit Ratings
The company has a $750 million credit facility that expires in June 2017. The credit facility has an annual fee of 0.15% as of March 29, 2014 and pricing under this facility is based on the company’s current credit rating. At March 29, 2014, the company did not have any borrowings outstanding under this facility, but it did have approximately $3 million of letters of credit outstanding under this credit facility at an annual interest rate of 1.1%. The facility does not mature or terminate upon a credit rating downgrade. In addition, in the first quarter of 2014, the company entered into a $65 million uncommitted bilateral letter of credit facility agreement. Under the terms of the agreement, there is no annual fee for the facility and the company is subject to an annual interest rate of 0.85% on issuances.   As of March 29, 2014, the company had letters of credit totaling $42 million outstanding under this facility.

The company’s debt agreements and credit facility contain certain financial covenants with which the company is in compliance as of March 29, 2014. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the twelve months ended March 29, 2014, the company’s interest coverage ratio was 8.7 to 1.0.

The financial covenants also include a requirement to maintain a leverage ratio of not more than 3.5 to 1.0. The leverage ratio is based on the ratio of consolidated total indebtedness to an adjusted consolidated EBITDA. For the twelve months ended March 29, 2014, the leverage ratio was 2.1 to 1.0.
The company maintains investment grade credit ratings by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. The company's ratings as of March 29, 2014 are shown in the table below. These ratings remain unchanged from the previous year end.

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s	Baa2	P-2	Stable
Fitch Ratings	BBB	F-2	Stable
Changes in the company’s credit ratings may result in changes in the company’s borrowing costs. The company’s current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a historically high degree of liquidity. A downgrade of the company’s short-term credit rating would place the company in a commercial paper market that would contain significantly less market liquidity than it currently operates in with a rating of “A-2,” “P-2,” or “F-2.” This would reduce the amount of commercial paper the company could issue and raise its commercial paper borrowing cost and would require immediate payment or the posting of collateral on the derivative instruments in net liability positions in accordance with ISDA rules. See Note 7 - “Financial Instruments” for more information. To the extent that the company’s operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the company has the ability to use our available credit facility to satisfy operating requirements, if necessary.
Debt
The company’s total long-term debt of $942 million at March 29, 2014 changed slightly from the previous year end balance of $951 million. The company’s total long-term debt is due to be repaid as follows: nil in the remainder of 2014, $102 million in 2015, $400 million in 2016, nil in 2017, $1 million in 2018, $1 million in 2019 and $438 million thereafter. Debt obligations are expected to be satisfied with cash on hand or the issuance of new debt.

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
The company’s long-term debt is virtually all fixed-rate debt as of March 29, 2014 and June 29, 2013. The company monitors the interest rate environments in the geographic regions in which it operates and modifies the components of its debt portfolio as necessary to manage interest rate and foreign currency risks.
Leases
The company has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment. Operating lease obligations for continuing operations are scheduled to be paid as follows: $5 million in the remainder of 2014, $18 million in 2015, $15 million in 2016, $11 million in 2017, $10 million in 2018, $10 million in 2019, and $84 million thereafter. The company is contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The company continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $2 million in the remainder of 2014, $8 million in 2015 and $1 million in 2016.
The company has various funding obligations and certain contingent guaranty obligations that are outlined below.
Pension Plans
The funded status of the company’s defined benefit pension plans is defined as the amount by which the projected benefit obligation exceeds the plan assets. For continuing operations, the plans were 92% funded, or underfunded by $123 million, as of the end of 2013. Further information on the company’s pension plans is contained in Note 8 - "Pension and Other

Postretirement Benefit Plans." The company anticipates recognizing income of approximately $2 million in continuing operations for its defined benefit pension plans in 2014.
The company contributed approximately $3 million in the third quarter of 2014 to these defined benefit pension plans. The company anticipates that it will make approximately $6 million to $8 million of cash contributions for the entire fiscal year. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors. As a result, actual funding in 2014 may be materially different from the current estimate. The Significant Accounting Policies section and Note 16 – “Defined Benefit Pension Plans,” that are included in the company’s 2013 Annual Report on Form 10-K, provide a more complete description of the measurement date, assumptions, funded status, expected benefit payments and funding policies related to these defined benefit plans.
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
Restructuring Action Liabilities
The company has recognized amounts for various restructuring charges. At March 29, 2014, the company had recognized liabilities of approximately $30 million that relate primarily to future severance and other lease and contractual payments. These amounts will be paid when the obligation becomes due, and the company expects a significant portion of these amounts will be paid over the next twelve months.
Cost Savings Initiatives
In June 2012, the company announced that it expected to deliver $100 million of savings between 2013 and 2015. At that time, initiatives to deliver $65 million of savings had been identified. The company subsequently identified the remaining $35 million of cost savings, as well as approximately $45 million of additional savings through 2016. The cost savings are expected to result from improved revenue management, supply chain and support processes. The company expects to recognize cash charges of approximately $80 million to $100 million between 2013 and 2016 related to these savings. Non-cash charges may also be recognized as the initiatives are implemented. The company expects to recognize approximately $50 million of cash charges in 2014 related to these new cost savings initiatives. When fully implemented, these initiatives are expected to deliver ongoing annual savings of $80 million. This amount includes the benefit expected from the closure of the company's Florence, Alabama facility which was announced on April 4, 2014.

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

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. Many of the commodities we use, including pork, beef, poultry, packaging, energy, cheese, fruit, seasoning blends, flour and sugar have experienced price volatility due to factors beyond our control. The company’s objective is to offset commodity price increases with pricing actions over time and to offset any operating cost increases with continuous improvement savings. During the first nine months of fiscal 2013, commodity costs, excluding mark-to-market derivative gains/losses, decreased over the prior year. The company experienced material input cost inflation throughout the last quarter of 2013 and first three quarters of fiscal 2014. The company expects continued inflationary input costs throughout the remainder of 2014.
Interest Rate and Commodity Risks

To mitigate the risk from interest rate and commodity price fluctuations, the company may enter into various hedging transactions that have been authorized pursuant to the company's policies and procedures. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.
Interest Rates—As of March 29, 2014, the company has no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on virtually 100% of the company’s long-term debt. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates, which would result in a maximum potential decrease in the fair value of debt of approximately $8 million. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar maturities.
The company has interest rate risk associated with its pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans.

Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Note 16 - "Defined Benefit Pension Plans" and Note 17 - "Postretirement Health-Care and Life-Insurance Plans" in the company’s 2013 Annual Report for additional information.
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

(In millions)	Third quarter 2014	Year ended 2013
Effect of a 10% change in Market Price:
Grains & Oilseeds	$5	$3
Energy	3	3
Other Commodities	1	2

Non-GAAP Financial Measures Definitions
Non-GAAP Measures

The following is an explanation of the non-GAAP financial measures presented in this quarterly report. Adjusted net sales excludes from net sales the impact of businesses that have been exited or divested for all periods presented. Adjusted operating income excludes from operating income the impact of significant items recognized during the fiscal period and businesses exited or divested for all periods presented. It also adjusts for the impact of an additional week in those fiscal years that include a 53rd week (fiscal 2010). Results for businesses acquired are included from the date of acquisition onward. Adjusted EPS excludes from diluted EPS for continuing operations the impact of significant items and the 53rd week.
Significant Items Affecting Comparability

The reported results for 2014 and 2013 reflect amounts recognized for restructuring actions and other significant amounts that impact comparability.

Significant items are income or charges (and the related tax impact) that management believes have had a significant impact on the earnings of the applicable business segment or on the total company for the period in which the item is recognized, are not indicative of the company's core operating results and affect the comparability of underlying results from period to period. Significant items may include, but are not limited to: charges for exit activities; various restructuring programs; spin-off related costs; impairment charges; pension partial withdrawal liability charges; benefit plan curtailment gains and losses; plant shutdown costs and the related insurance recoveries; merger and acquisition costs; tax charges on deemed repatriated earnings; tax costs and benefits resulting from the disposition of a business; impact of tax law changes; changes in tax valuation allowances; and favorable or unfavorable resolution of open tax matters based on the finalization of tax authority examinations or the expiration of statutes of limitations.

The impact of significant items on net income and diluted earnings per share is summarized below:

	Quarter ended March 29, 2014			Quarter ended March 30, 2013
(In millions, except per share data)	Pretax Impact	Net Income (Loss) (2)	Diluted EPS Impact(1)	Pretax Impact	Net Income (Loss) (2)	Diluted EPS Impact(1)
Continuing operations:
Total restructuring actions excluding accelerated depreciation	$(16)	$(10)	$(0.08)	$(9)	$(5)	$(0.05)
Accelerated depreciation	(2)	(1)	(0.01)	(3)	(2)	(0.01)
Other significant items(*)	(3)	(4)	(0.02)	5	6	0.05
Impact of significant items on income from continuing operations	(21)	(15)	(0.12)	(7)	(1)	(0.01)
Impact of significant items on income from discontinued operations (**)	—	—	—	59	47	0.38
Impact of significant items on net income (loss)	$(21)	$(15)	$(0.12)	$52	$46	$0.37
Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(2)			$(2)
Selling, general and administrative expenses	(14)			(3)
Impairment charges	—			(1)
Exit and business dispositions	(5)			(1)
Total	$(21)			$(7)
Diluted earnings per share – continuing operations:
As reported			$0.34			$0.34
Less: impact of significant items			(0.12)			(0.01)
Adjusted earnings per share			$0.46			$0.35
Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

(2)	Taxes computed at applicable statutory rates.
* Includes impact from adjustments to tax provision estimates and other costs.
** Includes gain on disposition of Australian Bakery business and impact of tax-related matters on dispositions.

	Nine Months Ended March 29, 2014			Nine Months Ended March 30, 2013
(In millions, except per share data)	Pretax Impact	Net Income (Loss) (2)	Diluted EPS Impact(1)	Pretax Impact	Net Income (Loss) (2)	Diluted EPS Impact(1)
Continuing operations:
Total restructuring actions excluding accelerated depreciation	$(51)	$(32)	$(0.25)	$(30)	$(19)	$(0.15)
Accelerated depreciation	(12)	(7)	(0.06)	(24)	(15)	(0.12)
Other significant items(*)	(2)	42	0.34	2	4	0.03
Impact of significant items on income from continuing operations	(65)	3	0.02	(52)	(30)	(0.25)
Impact of significant items on income from discontinued operations (**)	2	1	0.01	61	53	0.43
Impact of significant items on net income (loss)	$(63)	$4	$0.03	$9	$23	$0.19
Impact of significant items on income (loss) from continuing operations before income taxes:
Cost of sales	$(11)			$(6)
Selling, general and administrative expenses	(39)			(38)
Impairment charges	—			(1)
Exit and business dispositions	(15)			(7)
Total	$(65)			$(52)
Diluted earnings per share – continuing operations:
As reported			$1.49			$1.21
Less: impact of significant items			0.02			(0.25)
Adjusted earnings per share			$1.47			$1.46
Notes:

(1)	EPS amounts are rounded to the nearest $0.01 and may not add to the total.

(2)	Taxes computed at applicable statutory rates.
* Includes impact from tax settlements, tax valuation allowance adjustments and other costs.
** Includes impact from gain on disposition of Australian Bakery, Fresh Bakery, and North American Foodservice businesses and impact of tax-related matters on dispositions.

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

Presentation of Unrecognized Tax Benefits - In July 2013, the Financial Accounting Standards Board (FASB) issued an accounting standard to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists to address issues with diversity in practice. The standard states that, with limited exceptions, the unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset. While the standard is effective for fiscal years beginning after December 15, 2014, and interim periods within those years, the company has historically presented such information in accordance with the newly issued guidance. As such, there will be no impact to the financial statements as a result of the issuance of this amendment.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity - In April 2014, the FASB issued an accounting standard update that changes the requirements for reporting discontinued operations. The standard states that only those disposals of components that represent a strategic shift that has or will have a major effect on an entity's operations and financial results can be reported as discontinued operations in the financial statements. The amendment requires that the assets and liabilities of a disposal group that includes a discontinued operation to be stated separately in the statement of financial position and also requires additional disclosures. The amendment is prospectively effective for the company beginning in the first quarter of fiscal 2016. This amendment is not expected to have a significant impact on our consolidated results of operations, financial position or cash flows.

Forward-Looking Information

This document contains forward-looking statements regarding Hillshire Brands' business prospects and future financial results and metrics. In addition, from time to time, in oral statements and written reports, the company discusses its expectations regarding the company's future performance by making forward-looking statements preceded by terms such as "will," "anticipates," "intends," "expects," "likely" or "believes." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events and are inherently uncertain.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 29, 2014, there were no changes in the company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.
PART II
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities by the Issuer

Hillshire Brands has two stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. As of March 29, 2014, under one of these programs, the company is authorized to repurchase up to $1.2 billion of its shares of common stock. Under the other program, the company is authorized to repurchase up to 2.7 million shares of its common stock. There is no expiration date for either program.
The following table outlines Hillshire Brands' purchases of shares of its common stock during the third quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Dec. 29, 2013 to Feb. 1, 2014	—	$—	—	2,691,824	$ 1.2 billion
Feb. 2, 2014 to Mar. 1, 2014	—	$—	—	2,691,824	$ 1.2 billion
Mar. 2, 2014 to Mar. 29, 2014	—	$—	—	2,691,824	$ 1.2 billion
Total	—	$—	—	2,691,824	$ 1.2 billion

ITEM 6—EXHIBITS

Exhibit Number	Description

3(b)	Amended and Restated Bylaws, dated February 15, 2014 (incorporated by reference to Exhibit 3(b) to Current Report on Form 8-K dated February 15, 2014)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1
Sections of The Hillshire Brands Company Quarterly Report on Form 10-Q for the quarter and nine months ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Common Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to Consolidated Financial Statements; and (vii) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLSHIRE BRANDS COMPANY
(Registrant)

By:	/s/ Maria Henry
Maria Henry
Executive Vice President, Chief Financial Officer
(Chief Accounting Officer)
DATE: May 6, 2014