Form 10-K
period 2014-06-28
Hillshire Brands Co
filed 2014-08-22
CIK 23666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-03344
The Hillshire Brands Company
(Exact name of registrant as specified in its charter)

Maryland	36-2089049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South Jefferson Street Chicago, Illinois	60607
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 614-6000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The New York Stock Exchange The Chicago Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 27, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.1 billion (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).
On August 2, 2014, the registrant had outstanding 124,513,834 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III, or, in the event the Registrant does not prepare and file such proxy statement, will be provided instead by an amendment to this report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report. (With the exception of those portions which are specifically incorporated by reference in this report, any such proxy statement is not deemed to be filed or incorporated by reference as part of this report.)

PART I

Item 1. Business

Corporate Information
The Hillshire Brands Company is a manufacturer and marketer of branded, convenient foods. The company generated $4 billion in annual sales in fiscal 2014 and had more than 9,000 employees. Hillshire Brands' portfolio includes iconic brands such as Jimmy Dean, Ball Park, Hillshire Farm, State Fair, Van's, Sara Lee frozen bakery and Chef Pierre pies as well as artisanal brands Aidells, Gallo Salame, and Golden Island premium jerky. The company was organized as a corporation in Baltimore, Maryland in 1941 as The C.D. Kenny Company, was renamed Sara Lee Corporation in 1985 and adopted its current name in June 2012. Hillshire Brands' principal executive offices are at 400 S. Jefferson Street, Chicago, Illinois 60607 and our telephone number is (312) 614-6000.

In this Annual Report on Form 10-K, the terms “Hillshire Brands”, “we”, “us”, “our” or the “company” refer both to The Hillshire Brands Company and its predecessor company, Sara Lee Corporation.

Pending Transaction with Tyson

On July 1, 2014, Hillshire Brands, Tyson Foods, Inc. (“Tyson”) and HMB Holdings, Inc., a wholly owned subsidiary of Tyson (“Tyson merger sub”), entered into a definitive agreement and plan of merger under which Tyson would acquire Hillshire Brands (the “Merger Agreement”). Pursuant to the Merger Agreement, Tyson merger sub has commenced a tender offer for all of the outstanding shares of Hillshire Brands common stock for $63 per share in cash. Tyson merger sub’s obligation to consummate the tender offer and accept for payment and pay for shares of Hillshire Brands common stock tendered is subject to certain conditions, including (i) that the number of shares tendered represents at least two-thirds of the total number of outstanding shares of Hillshire Brands common stock as of the expiration of the tender offer and (ii) that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), will have expired or been terminated at the expiration of the tender offer. Consummation of the tender offer is not subject to any financing condition.
Upon the consummation of the tender offer, subject to the terms and conditions of the Merger Agreement, the Tyson merger sub will merge with and into Hillshire Brands, with Hillshire Brands surviving as a wholly owned subsidiary of Tyson. As a result of the merger, any outstanding shares of Hillshire common stock not owned, directly or indirectly, by Tyson, Tyson merger sub or Hillshire Brands will be converted into the right to receive the offer price in the tender offer of $63 per share, and Hillshire Brands common stock will be delisted from the New York Stock Exchange.
In connection with the acquisition, Tyson and Hillshire Brands each filed the required notification and report forms under the HSR Act on July 28, 2014. On August 12, 2014, each of Tyson and Hillshire Brands received a request for additional information (each, a “Second Request”) from the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) in connection with the proposed acquisition. The Second Requests relate only to a very small portion of the combined Tyson/Hillshire Brands business, and the parties are working expeditiously to resolve this matter with the Antitrust Division. Tyson and Hillshire Brands expect that the acquisition, which remains subject to customary closing conditions, will be completed by or before September 27, 2014.
As previously announced, on May 12, 2014, Hillshire Brands and Pinnacle Foods Inc. (“Pinnacle”) entered into an agreement and plan of merger (the “Pinnacle Merger Agreement”) under which Hillshire Brands would have acquired Pinnacle in a cash and stock transaction. On June 16, 2014, in accordance with the terms of the Pinnacle Merger Agreement, Hillshire Brands’ board of directors withdrew its recommendation that Hillshire Brands’ stockholders approve the issuance of Hillshire Brands common stock in connection with the acquisition of Pinnacle. In light of Hillshire Brands’ board of directors’ withdrawal of its recommendation, on June 30, 2014, Pinnacle delivered to Hillshire Brands a written notice of termination of the merger agreement. On July 2, 2014, Tyson made, on behalf of Hillshire Brands, a payment to Pinnacle of the $163 million termination fee in connection with the termination of the Pinnacle Merger Agreement.
The foregoing descriptions of the Merger Agreement and Pinnacle Merger Agreement do not purport to be comprehensive and are qualified in all respects by reference to (i) the Merger Agreement filed as Exhibit 2.1 to Hillshire Brands’ Current Report on Form 8-K filed on July 2, 2014 and (ii) the Pinnacle Merger Agreement filed as Exhibit 2.1 to Hillshire Brands’ Current Report on Form 8-K filed on May 12, 2014.

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

As a result of the Spin-Off and the business divestitures, Hillshire Brands is now a highly focused, branded food company that conducts business predominantly in the United States. In fiscal 2014, it completed acquisitions of the maker of Golden Island jerky products, a leader in the gourmet jerky category, and Healthy Frozen Food, Inc. ("Van’s"), a leading better-for-you food brand that offers multiple product lines in frozen breakfast and snack foods.

Hillshire Brands has two stock repurchase programs that remain in effect, one of which has 2.7 million shares authorized for repurchase and the other has $1.2 billion of shares authorized for repurchase. There is no expiration date for either program. Hillshire Brands does not currently expect to repurchase shares under its repurchase programs.

Narrative Description of the Business
Hillshire Brands' operations are organized around two business segments - Retail and Foodservice/Other. Results of operations for all periods are presented based upon this reporting structure.
Retail
Retail sells a variety of packaged meat and frozen bakery products to retail customers in North America. Products include hot dogs, corn dogs, breakfast sausages, breakfast convenience items, including breakfast sandwiches and bowls, dinner sausages, gourmet artisanal sausage, salami, jerky, premium deli and luncheon meats and cooked hams, as well as frozen baked products and specialty items including pies, cakes and cheesecakes. Our significant brands include Jimmy Dean, Ball Park, Hillshire Farm, State Fair, Van's, Sara Lee frozen bakery and Chef Pierre pies as well as artisanal brands Aidells, Gallo Salame, and Golden Island premium jerky.
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
Retail’s business accounted for 73%, 74% and 73% of Hillshire Brands’ consolidated sales on a continuing operations basis during fiscal years 2014, 2013 and 2012, respectively.

Foodservice/Other
Foodservice/Other sells a variety of meat and bakery products to foodservice customers in North America. Products include hot dogs and corn dogs, breakfast sausages and sandwiches, dinner sausages, premium deli and luncheon meats, ham, beef and turkey as well as a variety of bakery products, including pastries, muffins, frozen pies, cakes and cheesecakes. This segment also includes results for the company’s commodity pork and turkey businesses as well as the former Senseo coffee business in the United States that was exited in March 2012.
During fiscal 2014, virtually all of the segment’s sales were generated in the U.S. Sales are made in the foodservice channel to broad-line foodservice distributors, restaurants, hospitals and other large institutions. Volumes in our non-commodity Foodservice/Other business generally are a function of consumer eating patterns outside of the home. Volumes in our turkey operations generally are a function of supply versus internal production demand.
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
Foodservice/Other’s business accounted for 27%, 26% and 26% of Hillshire Brands’ consolidated sales on a continuing operations basis during fiscal years 2014, 2013 and 2012, respectively.

Discontinued Operations-Australian Bakery
On February 4, 2013, Hillshire Brands completed the sale of its Australian bakery business. Accordingly, the results of operations of this business are reported as discontinued operations for all periods presented, except for the balance sheet presentation of Australian bakery which was not reclassified in prior periods.
Customers
Hillshire Brands considers major mass retailers and supermarket chains in the United States to be its most significant customers. Wal-Mart Stores, Inc. and its affiliates was Hillshire Brands’ largest customer in fiscal 2014, accounting for approximately $1 billion or approximately 27% of Hillshire Brands’ consolidated revenues from continuing operations. Virtually all of these revenues were generated by the Retail segment. Although no other single customer accounts for 10% or more of Hillshire Brands’ consolidated revenues from continuing operations, the loss of one of our major mass retailer or supermarket chain customers, or a significant Foodservice customer, could have a material adverse effect on our business.
Intellectual Property
Hillshire Brands is the owner of approximately 1,000 active trademark registrations and applications in countries around the world, which includes registrations held by Aidells Sausage Company, Golden Island Jerky Company, Inc. and Van's International Foods, Inc. Hillshire Brands believes that, as a branded food company, its trademarks are among its most valuable assets. Although the laws vary by jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and have not been found to have become generic. Trademark registrations generally can be renewed indefinitely as long as the trademarks are in use. Hillshire Brands believes that its core brands are covered by trademark registrations in most jurisdictions in which Hillshire Brands does business, and Hillshire Brands has an active program designed to ensure that its marks and other intellectual property rights are registered, renewed, protected and maintained. Some of Hillshire Brands’ products are sold under brands that have been licensed from third parties. Hillshire Brands also owns a number of valuable patents. In addition, Hillshire Brands owns numerous copyrights, both registered and unregistered, and proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality
Generally, seasonal changes in demand for certain Hillshire Brands products are offset by Hillshire Brands’ diverse product offerings. For example, in the Retail segment, sales of grilling items, such as hot dogs and smoked sausage, increase during the summer months, and cocktail links, frozen pies and breakfast sausage sales increase during the winter holiday periods. Hillshire

Brands’ consolidated net sales from continuing operations for fiscal 2014 were recognized 24% in the first quarter, 27% in the second quarter, 23% in the third quarter and 26% in the fourth quarter.

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
The Food Safety Modernization Act was enacted in 2011 and, when fully effective, will impose new food safety standards on FDA regulated products. The Act is aimed at moving food safety from a reactive mode to a proactive one, similar to food safety procedures in USDA regulated plants. Hillshire Brands plans to be in full compliance with the implementing regulations as they are finalized.
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

Employees
At the end of fiscal year 2014, Hillshire Brands employed approximately 9,000 employees in its continuing operations.
Executive Officers of Hillshire Brands
Set forth below are Hillshire Brands’ executive officers and other senior corporate officers as of August 21, 2014. There are no family relationships between any of the executive officers listed below or between any of our executive officers and any of our directors.

Executive Officers
Name	Age	Title
Sean M. Connolly	49	President and Chief Executive Officer
Maria Henry	47	Executive Vice President, Chief Financial Officer
Andrew P. Callahan	48	Executive Vice President and President, Retail
Thomas P. Hayes	49	Executive Vice President and Chief Supply Chain Officer
Kent B. Magill	61	Executive Vice President, General Counsel and Corporate Secretary
Donald C. Davis	53	Senior Vice President and President, Foodservice
Sally Grimes	43	Senior Vice President, Chief Innovation Officer and President, Gourmet Food Group
Mary Oleksiuk	52	Senior Vice President, Chief Human Resources Officer

Other Senior Corporate Officers
Name	Age	Title
Brian C. Davison	48	Senior Vice President, Corporate Strategy and Development
Sean Reid	47	Senior Vice President, Chief Customer Officer

Sean M. Connolly, Age 49. President and Chief Executive Officer of The Hillshire Brands Company since June 2012, and Executive Vice President of Sara Lee Corporation and Chief Executive Officer, Sara Lee North American Retail and Foodservice, from January to June 2012. Prior to joining Hillshire Brands, Mr. Connolly served as President of Campbell North America, the largest division of Campbell Soup Company (branded convenience food products), from October 2010 to December 2011, President, Campbell USA from 2008 to 2010 and President, North American Foodservice from 2007 to 2008. Before joining Campbell Soup in 2002, Mr. Connolly served in various marketing and brand management roles at Procter & Gamble (branded consumer packaged goods) for a decade.

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

Andrew P. Callahan, Age 48. Executive Vice President and President, Retail of The Hillshire Brands Company, since June 2012, Senior Vice President, Chief Customer Officer for Sara Lee Corporation's North American operations from April 2011 to June 2012, President, of Sara Lee's North American Foodservice segment from November 2009 to April 2011, and Vice President of Marketing for Sara Lee's breakfast and snacking business unit. Prior to joining Sara Lee, Mr. Callahan worked at Kraft Foods, Inc. (branded food products) for 13 years in various marketing, sales and general management positions, including Vice President, Customer Development on Kraft's SUPERVALU business and General Manager of The Churny Company.

Thomas P. Hayes, Age 49. Executive Vice President and Chief Supply Chain Officer of The Hillshire Brands Company since June 2012, Senior Vice President and Chief Supply Chain Officer for Sara Lee Corporation's North American Retail and Foodservice businesses from 2009 to 2012, President of Sara Lee Foodservice from 2007 to 2009, and Chief Customer Officer, Foodservice from 2006 to 2007. Prior to joining Sara Lee in 2006, Mr. Hayes served as group president of US Foodservice, Inc. (foodservice distributor) from 2004 to 2006 and held general management, sales and marketing positions with ConAgra Foods (diversified food company), The Fort James Corporation (paper mills), Stella Foods (food products) and Kraft Foods, Inc.

Kent B. Magill, Age 61. Executive Vice President, General Counsel and Corporate Secretary of The Hillshire Brands Company since June 2012. Before joining Hillshire Brands, Mr. Magill was an attorney with Stinson Morrison Hecker LLP (law firm) from March 2012 to June 2012, and prior to that was employed by Hostess Brands, Inc. (formerly Interstate Bakeries Corporation) (fresh-baked bread and sweet goods baker) from November 2000 to March 2012, most recently serving as its Executive Vice President, General Counsel and Corporate Secretary. He also served as Vice President, General Counsel and Secretary of Layne Christensen Company (global water management, construction and mineral exploration company) from August 1992 to November 2000, and held various legal positions with The Marley Company (diversified manufacturer of industrial and consumer products) from May 1980 to August 1992, including Vice President and Associate General Counsel. Hostess Brands, Inc. (formerly Interstate Bakeries Corporation) filed voluntary petitions for business reorganization under Chapter 11 of the U.S. Bankruptcy Code in September 2004 and March 2012.

Donald C. Davis, Age 53. Senior Vice President and President, Foodservice of The Hillshire Brands Company since June 2012, Senior Vice President and General Manager of Sara Lee Corporation's North American Foodservice business from April 2011 to May 2012, and Senior Vice President of Sales for Sara Lee's North American Foodservice business from February 2008 to March 2011. Prior to joining Sara Lee in 2005, Mr. Davis held various positions with ConAgra Foodservice (branded food company) from January 2000 to September 2005, including Senior Vice President of Sales for Culinary Products, Executive Vice President and General Manager for Hunt Wesson, and Vice President of Sales and Marketing for ConAgra Poultry. Mr. Davis previously worked for Sara Lee Corporation from November 1988 to July 1998.

Sally Grimes, Age 43. Senior Vice President, Chief Innovation Officer and President, Gourmet Food Group, of The Hillshire Brands Company since July 2012. Prior to joining Hillshire Brands, Ms. Grimes served as Global Vice President, Marketing, for the writing and creative expression business unit at Newell Rubbermaid, Inc. (global marketer of consumer and commercial products) from July 2007 to June 2012, and worked at Kraft Foods, Inc. in a variety of brand management positions from 1997 to 2007.

Mary Oleksiuk, Age 52. Senior Vice President, Chief Human Resources Officer for The Hillshire Brands Company since October 2012. Prior to joining Hillshire Brands, Ms. Oleksiuk served as Chief Human Resources Officer and Senior Vice President for Discover Financial Services (direct banking and payment services company) from October 2011 to October 2012. From June 2010 to October 2011, she served as Senior Vice President, Global Human Resources with Alberto Culver Company (branded beauty care, food and household products) and as Vice President, Global Human Resources with Alberto Culver Company from November 2007 to June 2010. Before that, Oleksiuk held numerous leadership roles in human resources at companies such as Limited Brands, Inc. (clothing retailer), Orbitz Worldwide, Inc. (global online travel company), and Solucient/Thompson Reuters (healthcare information company). She began her career at Honeywell/AlliedSignal (diversified technology and manufacturing company).

Brian C. Davison, Age 48. Senior Vice President, Corporate Strategy and Development of The Hillshire Brands Company since January 2013. Prior to joining Hillshire Brands, Mr. Davison held various strategy roles at Kraft Foods, Inc. from August 2001 to December 2012, most recently serving as Vice President, Strategic Planning. Prior to Kraft, Mr. Davison was principal at Booz & Company, Inc. (management consulting firm) from August 1995 to August 2001. Mr. Davison began his career at Kraft, spending six years working in both product and process development.

Sean Reid, Age 47. Senior Vice President, Chief Customer Officer of The Hillshire Brands Company since August 2012. Prior to joining Hillshire Brands, Mr. Reid served as Senior Vice President, U.S. and International Sales at Schwan Food Company (branded food products) from September 2010 to August 2012. Prior to Schwan, Mr. Reid held several vice president roles at Kraft Foods, Inc. from January 2001 to August 2010, most recently as Vice President, U.S. Retail Sales. He also held several positions at Nabisco Biscuits & Snacks, including Region Vice President, Nabisco Biscuits as well as positions in sales and category management in earlier years.

Information Available on Hillshire Brands’ Web Site
This Annual Report on Form 10-K and Hillshire Brands’ Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, and other documents filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on Hillshire Brands’ Web site (www.hillshirebrands.com, under “Investor Relations-Financial Reports”) as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. These documents also are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.
The following documents also are available free of charge on Hillshire Brands’ Web site, www.hillshirebrands.com, under the captions indicated:

•	current versions of Hillshire Brands’ corporate charter and bylaws, under “Investor Relations-Corporate Governance”

•	Corporate Governance Guidelines, under “Investor Relations-Corporate Governance”

•	Global Business Standards, Hillshire Brands’ corporate code of business conduct and ethics, and any amendments to or waivers of such code, if applicable, under “Our Company-Business Practices”

•
current charters for the Audit, Compensation and Employee Benefits, and Corporate Governance, Nominating and Policy Committees of Hillshire Brands’ Board of Directors, under “Our Company-Committee Charters”

•	procedures for communicating with Hillshire Brands’ Board of Directors, or the chair of any committee of the Board, under “Our Company-Contact the Board”

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

Financial Information about Industry Segments
For financial reporting purposes, Hillshire Brands’ businesses are divided into two business segments-Retail and Foodservice/Other. Former business segments, including our former Australian bakery, International Coffee and Tea, North American Fresh Bakery, International Household and Body Care, as well as the North American refrigerated dough (Store Brands) business are reported as discontinued operations. The financial information about Hillshire Brands’ business segments in Note 19 - Business Segment Information to our Consolidated Financial Statements is incorporated herein by reference.

Financial Information about Foreign and Domestic Operations
Hillshire Brands conducts business predominantly in the United States. The financial information about Hillshire Brands’ foreign and domestic operations in Note 19 - Business Segment Information to our Consolidated Financial Statements is incorporated herein by reference.
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

Risk Factors Related to the Merger Agreement

The conditions under the Merger Agreement to Tyson’s consummation of the tender offer and our subsequent merger with a subsidiary of Tyson may not be satisfied at all or in the anticipated timeframe.
Under the terms of the Merger Agreement, the consummation of Tyson’s pending tender offer and subsequent merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the tender offer and subsequent merger. These conditions include, among other things, (i) the expiration or termination of the applicable waiting period under the HSR Act and (ii) there being validly tendered and not validly withdrawn a number of shares of Hillshire Brands common stock equal to at least two-thirds of the total outstanding shares of Hillshire Brands common stock upon expiration of the tender offer. It also is possible that an event, change, effect, development, state of facts, condition, circumstance or occurrence resulting in a material adverse effect (as defined in the Merger Agreement) on Hillshire Brands may occur, the non-occurrence of which is a condition to the consummation of the tender offer and subsequent merger. We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the acquisition does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the acquisition, such delay or failure to complete the acquisition may create uncertainty or otherwise have negative consequences that may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock.
While Tyson’s tender offer and merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
Whether or not Tyson’s pending tender offer and subsequent merger are consummated, the proposed acquisition may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the acquisition may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending acquisition, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the acquisition is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the acquisition. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the acquisition upon consummation. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our sales, financial condition and results of operations may be adversely affected.

The preparations for integration between Tyson and Hillshire Brands have placed and we expect will continue to place a significant burden on many of our employees and on our internal resources. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our financial condition and results of operations.
In addition, the Merger Agreement generally requires Hillshire Brands to operate its business in the ordinary course of business consistent with past practice pending consummation of the merger and also restricts us from taking certain actions with respect to our business and financial affairs without Tyson’s consent, including, without limitation, the payment of dividends other than regular quarterly cash dividends in the ordinary course of business consistent with past practice not exceeding $0.175 per share. Such restrictions will be in place until either the merger is consummated or the Merger Agreement is terminated. For these and other reasons, the pendency of the tender offer and merger could adversely affect our business and results of operations.
In the event that our proposed merger with a wholly owned subsidiary of Tyson is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
The conditions to the consummation of the proposed acquisition may not be satisfied as noted above. If the acquisition is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed acquisition. For these and other reasons, not consummating the acquisition could adversely affect our business and results of operations. Furthermore, if we do not consummate the acquisition, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the tender offer and the merger will be consummated. Certain costs associated with the acquisition have already been incurred or may be payable even if the acquisition is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the tender offer and merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed acquisition.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Tyson. These costs could require us to use available cash that would have otherwise been available for other uses.
If the proposed acquisition is not completed, in certain circumstances, we could be required to pay a termination fee of $261 million to Tyson and to reimburse Tyson $163 million, the amount of the termination fee paid by Tyson to Pinnacle on our behalf under the Pinnacle Merger Agreement. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect our business or financial condition as well as the price per share of our common stock.
Litigation against us and our directors could result in an injunction preventing consummation of the Tyson tender offer and subsequent merger, and significant litigation costs that could adversely affect our financial condition.
One of the conditions to the consummation of the Tyson tender offer and the subsequent merger is that no law or order is in effect that prohibits, enjoins or makes illegal the consummation of the tender offer and merger. Consequently, if any person or entity were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to consummate the tender offer, then such injunctive or other relief may prevent the merger from being consummated at all or within the expected time frame. If consummation of the tender offer or merger is prevented or delayed, it could result in substantial costs to us, as noted above.
Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the merger that are different from, or are in addition to, those of Hillshire Brands stockholders generally. These interests may include direct or indirect ownership of Hillshire Brands common stock, stock options and restricted stock units (including performance-based restricted stock units) and the potential receipt of change in control payments by certain Hillshire Brands executive officers in connection with the proposed merger.

Risks Relating to the Industry and our Business
Our profitability may suffer as a result of the highly competitive markets in which we operate.
The retail branded food and foodservice industries are intensely competitive, with an emphasis on product quality, innovation and value, and our products are subject to significant price competition. We compete with companies that have various product ranges and geographic reach and some of our competitors have significant financial resources. From time to time in response to competitive and customer pressures or to maintain market share, we may need to reduce the prices for some of our products or increase or reallocate spending on marketing, advertising and promotions and new product innovation. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices to offset cost increases, would harm our profit margins. If we reduce prices but we cannot increase sales volumes to offset the price changes, then our financial condition and results of operations will suffer. Alternatively, if we do not reduce our prices and our competitors seek advantage through pricing or promotional changes, our revenues and market share would be adversely affected.

Fluctuations in commodity costs could cause volatility in our operating costs and may reduce profits.
We use large quantities of commodities and inputs such as pork, beef, poultry, packaging and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn, corn syrup, soybean and corn oils, butter and sugar. We also raise turkeys and contract with turkey growers to meet our raw material requirements for whole birds and processed turkey products. Our costs for turkey are affected by the cost and supply of feed grains, including corn and soybean meal. Prices for all of these commodities are volatile and fluctuate due to factors that are difficult to predict and beyond our control, such as fluctuations in the commodity market, outbreaks of disease, the availability of supply, severe weather, consumer or industrial demand and changes in governmental and international trade, alternative energy and agricultural programs. We experienced material input cost inflation throughout 2014 and expect continued inflationary input costs in 2015.

Volatility in our commodity and other input costs directly impact our gross margin and profitability. The company’s objective is to offset commodity price increases with pricing actions over time and to offset any operating cost increases with continuous improvement savings. We may not be able to increase our product prices enough to sufficiently offset increased raw material costs due to consumer price sensitivity or the pricing postures of our competitors. In addition, if we increase prices to offset higher costs, we could experience lower sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. Further, continuous improvement savings may not be sufficient to fully offset any operating cost increases. While we use commodity financial derivative instruments and forward purchase contracts to manage our exposure to short-term cost fluctuations, we do not fully hedge against changes in commodities prices. Our strategies may not be adequate to limit our exposure to sustained cost increases and also may delay our ability to benefit from cost decreases, if commodity costs decrease below those secured under our hedging programs. Over time, if we are unable to price our products to cover increased costs, to offset operating cost increases with continuous improvement savings or are not successful in our commodity hedging program, then commodity and other input price volatility or increases could materially and adversely affect our profitability, financial condition and results of operations.

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

Our financial success is dependent on our continued innovation, successful launch of new products and maintaining our brand image through marketing investments.
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

Our success in maintaining, extending and expanding our brand image also depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. We are subject to a variety of legal and regulatory restrictions on how and to whom we market our products, for instance marketing to children, which may limit our ability to maintain or extend our brand image. Negative posts or comments about us, our brands or our products on social or digital media could seriously damage our reputation and brand image. If we do not maintain or extend our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

Outbreaks of disease among livestock and poultry flocks could harm the Company's revenues and operating margins.
As a producer of branded meat products, we are subject to risks associated with the outbreak of disease in pork, beef livestock and poultry flocks, including porcine epidemic diarrhea virus (PEDV), foot-and-mouth disease (FMD), avian influenza and bovine spongiform encephalopathy (BSE). The outbreak of disease could adversely affect our supply of raw materials, increase the cost of production and reduce operating margins. Additionally, the outbreak of disease may hinder our ability to market and sell products. We have developed business continuity plans for various disease scenarios; however there can be no assurance that these plans will be effective in eliminating the negative effects of any such diseases on our operating results.

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
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 27% of our net sales from continuing operations in fiscal 2014 and our top 10 customers, including Wal-Mart, collectively accounted for approximately 59% of our fiscal 2014 net sales from continuing operations. Besides Wal-Mart, no other customer accounted for more than 10% of our net sales from continuing operations during fiscal 2014. Our Retail customers typically do not enter into written contracts and if they do sign contracts they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and mass marketers become larger, our large Retail customers may seek to use their position to improve their profitability through improved inventory efficiency, lower pricing, increased promotional programs and increased emphasis on private label products, including premium label offerings. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. To the extent we provide concessions or trade terms that are favorable to our customers, our margins would be reduced. In addition, we sell to many large foodservice distributors and group purchasing organizations, which sales are frequently secured through competitive bidding. The loss of a significant customer or a material reduction in sales to, or adverse change to trade terms with, a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

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
On June 28, 2012, we divested our international coffee and tea business segment through the Spin-Off of DEMB. In addition to the Spin-Off, Hillshire Brands has completed the divestitures of a number of other businesses, both within North America and internationally. Before they were divested, these businesses were subject to Hillshire Brands' internal controls and accounting and reporting policies and procedures; however, there may be undiscovered issues that existed within DEMB or the other businesses that we divested that could adversely impact our historical financial statements. For example, on August 1, 2012, DEMB announced that it had discovered accounting irregularities and other adjustments within its Brazilian operations, which were not known before the Spin-Off and have resulted in Hillshire Brands restating its financial statements for fiscal years 2010 and 2011. In connection with the Spin-Off, we and DEMB generally agreed to indemnify each other for liabilities that arise out of our respective businesses and for certain specified legacy liabilities arising from businesses divested prior to the Spin-Off. In addition, DEMB agreed to indemnify us for certain tax liabilities that could result from the Spin-Off and certain related transactions (as more fully described below). There can be no assurance that (1) our indemnity agreements with DEMB will be sufficient to protect us against liabilities that may arise relating to the conduct of the spun-off international coffee and tea business, including certain tax liabilities, (2) we will not be required to indemnify DEMB for liabilities arising out of the conduct of our business or certain legacy liabilities, or (3) DEMB will be able to fully satisfy its indemnification obligations to us. Moreover, even if we ultimately succeed in recovering payment from DEMB for indemnifiable liabilities that may arise, we may be temporarily required to bear financial responsibility for such liabilities until such time as the indemnity is paid. Our inability to enforce these indemnification obligations or obtain indemnification payments in a timely manner, or our failure to recover losses for which we are entitled to be indemnified, could adversely affect our results of operations, cash flows and financial condition.

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
We intend for the Spin-Off and certain related transactions to qualify as tax-free under Sections 355, 368(a)(1)(D), and 361 and related provisions of the U.S. Internal Revenue Code, which we refer to as the Code, and we received a private letter ruling from the IRS substantially to the effect that the Spin-Off and certain related transactions, including the debt exchange, will qualify as tax-free to us and our stockholders for U.S. federal income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the private letter ruling request are untrue or incomplete in any material respect, or any material forward-looking covenants or undertakings are not complied with, then we would not be able to rely on the ruling. In addition, the ruling is based on current law, and cannot be relied upon if the applicable law changes with retroactive effect. As a matter of practice the IRS does not rule on every requirement for a tax-free spin-off or tax-free debt-for-debt exchange, and the parties relied solely on the opinion of counsel for comfort that such additional requirements should be satisfied. The opinion of counsel relies on, among other things, the continuing validity of the ruling and various assumptions and representations as to factual matters made by us and DEMB which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail. Accordingly, even though we obtained a ruling and a “should” opinion of counsel, the IRS could assert that we have not satisfied the requirements for tax-free treatment and such assertion, if successful, could result in significant U.S. federal income tax liabilities for us and for our stockholders.

Events subsequent to the Spin-Off could cause the Spin-Off to become taxable. Under the terms of the tax sharing agreement we entered into with DEMB in connection with the Spin-Off, DEMB will generally be required to indemnify us for 100% of any taxes imposed on DEMB and its subsidiaries or us and our subsidiaries in the event that the Spin-Off and certain related transactions were to fail to qualify for tax-free treatment as a result of an acquisition of DEMB (including the acquisition of DEMB by J.A. Benckiser), or actions or omissions (including breaches of certain representations and warranties made in the tax sharing agreement) by DEMB or any of its affiliates. However, if the Spin-Off or certain related transactions were to fail to qualify for tax-free treatment because of actions or omissions by us or any of our affiliates, we would be responsible for all such taxes. In addition, we would be responsible for 50% of any taxes resulting from the failure of the Spin-Off and certain related transactions to qualify as tax-free, which failure is not due to actions or omissions (including breaches of certain representations and warranties made in the tax sharing agreement) by us, DEMB or any of our or DEMB's respective subsidiaries. There can be no assurance that the tax sharing agreement will be sufficient to protect us against any tax liabilities that may arise, or that DEMB will be able to fully satisfy its indemnification obligations. Our inability to enforce the indemnification provisions of the tax sharing agreement or obtain indemnification payments in a timely manner could adversely affect our results of operations, cash flows and financial condition.

If we don't achieve targeted cost reductions and realize anticipated efficiencies, our results of operations and financial condition could be adversely affected.
Our future success and profitability depends in part on our ability to be efficient in managing revenue, the manufacture and distribution of our products and in processing transactions with our customers and vendors. We have invested significant resources and made significant capital expenditures to improve our operational efficiency. In addition, we have a number of initiatives that are expected to deliver significant savings by 2016. Our failure to generate significant cost savings and margin improvement from our previous investments and our current cost reduction and productivity improvement initiatives could adversely affect our profitability, impact our ability to invest in growth initiatives and weaken our competitive position.

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
Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers and contract manufacturers, due to disputes, weather, natural disaster, fire, explosion, terrorism, raw material shortage, pandemics, labor strikes or climate change could impair our ability to manufacture or sell our products. For example, during March 2014, a fire occurred at our turkey processing facility in Iowa. The fire caused significant damage to both the plant and equipment and resulted in a shutdown in production. We currently estimate the facility will resume production within 9-12 months from the date of the fire. We are presently maintaining pre-fire production volumes through the use of alternate processors while the facility is under repair and anticipate that we will continue to do so until production resumes. Any potential delays in resuming production or our inability to maintain sufficient pre-fire production volumes through the use of alternate processors could have an adverse impact on our business.

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
We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and results of operations.

Weak financial performance, downgrades in our credit ratings, illiquid capital markets and volatile economic conditions could limit our access to the capital markets, reduce our liquidity, or increase our borrowing costs.
From time to time we may need to access the short-term and long-term capital markets to obtain financing. Our financial performance, the liquidity of the overall capital markets and the state of the economy, including the food and beverage industry, will affect our access to, and the availability of, financing on acceptable terms and conditions in the future. In addition, we have credit facilities in place and Hillshire Brands' credit rating is a significant factor that determines the pricing under these credit facilities. Negative changes in our credit ratings could increase our borrowing costs. Further, our current short-term credit rating allows us to participate in a commercial paper market that has a large number of potential investors and a high degree of liquidity. We may access the commercial paper market for daily funding requirements. A downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both. Our business also could be negatively impacted if our suppliers or customers experience disruptions from tighter capital and credit markets or a slowdown in the general economy.

Volatility in the capital markets or interest rates could adversely impact our pension costs and the funded status of our pension plans.
We sponsor a number of defined benefit plans for employees in the United States. The difference between plan obligations and assets, which signifies the funded status of our plans, is a significant factor in determining the net periodic benefit costs of our pension plans and our ongoing funding requirements. As of the end of fiscal 2014, the funded status of Hillshire Brands' defined benefit pension plans related to continuing operations was an underfunded position of $120 million, as compared to an underfunded position of $123 million at the end of fiscal 2013. Changes in interest rates and the market value of plan assets can impact the funded status of our plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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
We consider our intellectual property rights, particularly and most notably our trademarks, but also our trade secrets, patents and copyrights, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination trademark, trade secret, patent and copyright laws, as well as licensing agreements, third party nondisclosure and assignment agreements and policing of third party misuses of our intellectual property. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results and financial condition.
If we pursue strategic acquisitions or divestitures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
From time to time, we may evaluate acquisitions, joint ventures and divestitures that would enhance stockholder value and further our strategic objectives. Acquisitions and joint ventures involve financial and operational risks and uncertainties, including difficulty identifying suitable candidates or consummating a transaction on terms that are favorable to us; difficulties in achieving expected returns that justify the investments made; difficulties integrating acquired companies and operating joint ventures; challenges in retaining the acquired businesses' customers and key employees; inability to achieve the expected financial results and benefits of the transaction, such as cost savings and revenue growth from geographic expansion or product extensions; inability to implement and maintain consistent standards, controls, procedures and information systems; adverse effects on existing customer and supplier business relationships; indemnities and potential disputes with the sellers; and diversion of management's attention from our core businesses.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

Hillshire Brands' corporate headquarters are located in approximately 230,000 square feet of leased facilities in Chicago, Illinois. We also lease an approximately 73,000 square foot facility outside Chicago, Illinois where our research and development team is located.

As of June 28, 2014, Hillshire Brands operated sixteen food processing and product manufacturing facilities, of which twelve manufacture meat-based products and four manufacture bakery products in the U.S. We also operate five mixing centers that each contain more than 145,000 square feet in building area and numerous other warehouse and distribution facilities. In addition, we operate seven facilities for raising and processing turkeys.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hillshire Brands' common stock is traded on the exchanges listed on the cover page of this Annual Report on Form 10-K. The principal market in the United States for our common stock is the New York Stock Exchange (“NYSE”). As of August 2, 2014, Hillshire Brands had approximately 39,324 holders of record of its common stock. Information regarding market prices on the NYSE and cash dividends declared on Hillshire Brands’ common stock during the past two fiscal years is included in Note 20 - Quarterly Financial Data (Unaudited) to our Consolidated Financial Statements and is incorporated herein by reference. The Merger Agreement with Tyson restricts our ability to pay dividends other than regular quarterly cash dividends in the ordinary course of business consistent with past practice not exceeding $0.175 per share. The amount of any future dividends will be determined by the company's Board of Directors, subject to the terms of the Merger Agreement, and is not guaranteed.
Issuer Purchases of Equity Securities
Hillshire Brands has two stock repurchase programs under which it may repurchase shares of common stock in either open market or private transactions. As of June 28, 2014, under one of these programs, the company is authorized to repurchase up to $1.2 billion of its shares of common stock. Under the other program, the company is authorized to repurchase up to 2.7 million shares of its common stock. There is no expiration date for either program. Hillshire Brands does not currently expect to repurchase shares under its repurchase programs.

The following table outlines Hillshire Brands' purchases of shares of its common stock during the fourth quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2014 to May 3, 2014	—	—	—	2,691,824	$ 1.2 billion
May 4, 2014 to May 31, 2014	—	—	—	2,691,824	$ 1.2 billion
June 1, 2014 to June 28, 2014	—	—	—	2,691,824	$ 1.2 billion
Total	—	—	—	2,691,824	$ 1.2 billion

Item 6. Selected Financial Data
The following table sets forth selected historical financial data for the five-year period ended June 28, 2014. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and the audited financial statements.

	June 28, 2014	June 29, 2013	June 30, 2012	July 2, 2011	July 3, 2010[1]
Dollars in millions except per share data
Results of Operations - Continuing Operations Only
Net sales	$4,085	$3,920	$3,958	$3,884	$3,842
Operating income	306	297	76	227	175
Income (loss) before income taxes	267	256	(35)	85	59
Income (loss)	212	184	(20)	58	124
Income (loss) attributable to Hillshire Brands	212	184	(20)	58	124
Effective tax rate	20.5%	28.1%	(44.2)%	31.8%	(111.7)%
Income (loss) per share of common stock [2]
Basic	$1.72	$1.50	$(0.16)	$0.47	$0.90
Diluted	1.71	1.49	(0.16)	0.46	0.90
Financial Position
Total assets	$2,708	$2,434	$2,450	$9,482	$8,778
Total debt	944	951	944	2,109	2,247
Per common share [2]
Dividends declared	$0.70	$0.50	$1.15	$2.30	$2.20
Book value at year-end	5.15	3.93	1.95	16.12	11.00
Market value at year-end	62.00	33.08	28.99	96.60	69.95
Shares used in the determination of net income per share [2]
Basic (in millions)	123	123	119	124	138
Diluted (in millions)	124	123	119	125	138
Other Information - Continuing Operations Only
Depreciation	131	146	162	116	133
Media advertising expense	104	113	86	81	91
Total media advertising and promotion expense	151	174	136	121	143
Capital expenditures	168	139	173	138	175
Common stockholders of record [3]	41,000	48,000	52,000	60,000	64,000
Number of employees	9,000	9,100	9,500	10,000	10,000

1	53-week year.
2	Reflects the impact of a 1-for-5 reverse stock split in June 2012.
3	As of the latest practicable date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a summary of the company's results of operations, financial condition and liquidity, and significant accounting policies and critical estimates. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained elsewhere in this Annual Report. The company's fiscal year ends on the Saturday closest to June 30. Fiscal years 2014, 2013 and 2012 were 52-week years. Unless otherwise stated, references to years relate to fiscal years.

The following is an outline of the analysis included herein:
•Business Overview
•Summary of Results/Outlook
•Review of Consolidated Results
•Operating Results by Business Segment
•Financial Condition
•Liquidity
•Non-GAAP Financial Measures
•Critical Accounting Estimates
•Issued But Not Yet Effective Accounting Standards
•Forward-Looking Information

Business Overview

Our Business
Hillshire Brands is a manufacturer and marketer of high-quality, brand name food products. Sales are principally in the United States, where it is one of the leaders in branded food solutions for the retail and foodservice markets. In the retail channel, the company sells a variety of packaged meat products that include hot dogs, corn dogs, breakfast sausages, breakfast convenience items, including breakfast sandwiches and bowls, dinner sausages, gourmet artisanal sausage, salami, jerky, premium deli and luncheon meats and cooked hams, as well as a variety of frozen baked products and specialty items including pies, cakes, and cheesecakes. These products are sold primarily to supermarkets, warehouse clubs and national chains. The company also sells a variety of meat and bakery products to foodservice customers.

The company's portfolio of brands includes Jimmy Dean, Ball Park, Hillshire Farm, State Fair, Sara Lee frozen bakery, Chef Pierre pies and Van's, as well as artisanal brands Aidells, Gallo Salame and Golden Island Jerky.

Strategy
The company is focused on delivering long-term value creation through strengthening the core of its business through brand building and innovation; leveraging its heritage brand equities to extend into new adjacent categories; and fueling growth by driving operating efficiencies.

Pending Transaction with Tyson
On July 1, 2014, Hillshire Brands, Tyson and Tyson merger sub entered into a Merger Agreement under which Tyson would acquire Hillshire Brands. Pursuant to the Merger Agreement, Tyson merger sub has commenced a tender offer for all of the outstanding shares of Hillshire Brands common stock for $63 per share in cash. Tyson merger sub’s obligation to consummate the tender offer and accept for payment and pay for shares of Hillshire Brands common stock tendered is subject to certain conditions, including (i) that the number of shares tendered represents at least two-thirds of the total number of outstanding shares of Hillshire Brands common stock as of the expiration of the tender offer and (ii) that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, will have expired or been terminated at the expiration of the tender offer.
Upon the consummation of the tender offer, subject to the terms and conditions of the Merger Agreement, Tyson merger sub will merge with and into Hillshire Brands, with Hillshire Brands surviving as a wholly owned subsidiary of Tyson. As a result of the merger, any outstanding shares of Hillshire common stock not owned, directly or indirectly, by Tyson, Tyson merger sub or Hillshire Brands will be converted into the right to receive the offer price in the tender offer of $63 per share, and Hillshire Brands common stock will be delisted from the New York Stock Exchange. For additional information regarding the pending acquisition, see Part I, Item 1, “Business - Pending Transaction with Tyson”.

Summary of Results/Outlook
The business highlights for 2014 include the following:

•
Net sales for the year were $4.1 billion, an increase of $165 million, or 4.2% versus the prior year. The increase in sales was driven by favorable mix and pricing actions taken to offset input cost inflation, which were partially offset by a decline in volume, as measured in pounds.

•
Reported operating income for the year was $306 million, an increase of $9 million, which was mainly driven by pricing actions to offset input cost inflation and decreased sales, general and administrative ("SG&A") costs. Adjusted operating income was $387 million, an increase of $24 million, or 6.5% over the prior year, which was driven by decreased SG&A spending partially offset by higher input costs.

•
Net income from continuing operations attributable to Hillshire Brands in 2014 was $212 million, or $1.71 per share on a diluted basis, versus $184 million, or $1.49 per share on a diluted basis in 2013. The increase was primarily driven by higher operating income and lower tax expense in 2014. On an as adjusted basis, net income from continuing operations attributable to Hillshire Brands in 2014 was $224 million or $1.80 per share on a diluted basis, versus $212 million, or $1.72 per share of income in 2013.

•
Cash from operating activities was $251 million in 2014, a decrease of $2 million. The most significant driver of the change was the decrease in deferred income taxes, partially offset by improved working capital management, specifically in inventory and favorable accounts payable and accrued liabilities changes.

Fiscal Year 2015 Outlook
The company expects Fiscal 2015 results to be impacted by a number of factors including higher raw material costs, continued investments in brand building and innovation and competitive dynamics. These factors will be partially offset by expected savings from the company's productivity planning.
Review of Consolidated Results
The following tables summarize net sales and operating income for 2014 versus 2013, and 2013 versus 2012 and certain items that affected the comparability of these amounts:
2014 Versus 2013

In millions	2014	2013	Dollar Change	Percent Change
Net sales	$4,085	$3,920	$165	4.2%
Operating income	$306	$297	$9	3.0%
Less: Impact of Significant items on operating income	(81)	(72)	(9)
Dispositions	—	6	(6)
Adjusted operating income	$387	$363	$24	6.5%

2013 Versus 2012

In millions	2013	2012	Dollar Change	Percent Change
Net sales	$3,920	$3,958	$(38)	(1.0)%
Operating income	$297	$76	$221	NM
Less: Impact of Significant items on operating income	(72)	(255)	183
Dispositions	6	8	(2)
Adjusted operating income	$363	$323	$40	12.5%

Non-GAAP Measures
Management measures and reports Hillshire Brands' financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). In this report, Hillshire Brands highlights certain items that have significantly impacted the company's financial results and uses several non-GAAP financial measures to help investors understand the financial impact of these significant items. See the "Non-GAAP Financial Measures" section of this Item for additional information regarding these financial measures.

Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of Hillshire Brands' business that, when viewed together with Hillshire Brands' financial results computed in accordance with GAAP, provide a more complete understanding of factors and trends affecting Hillshire Brands' historical financial performance and projected future operating results, greater transparency of underlying profit trends and greater comparability of results across periods. These non-GAAP financial measures are not intended to be a substitute for the comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Management also uses certain of these non-GAAP financial measures, in conjunction with the GAAP financial measures, to understand, manage and evaluate our businesses, in planning for and forecasting financial results for future periods, and as one factor in determining achievement of incentive compensation. Two of the eight performance measures under Hillshire Brands' annual incentive plan are adjusted net sales and adjusted operating income, which are the reported amounts as adjusted for significant items and select other charges and gains. Many of the significant items will recur in future periods; however, the amount and frequency of each significant item varies from period to period.

Net Sales
Net sales in 2014 were $4.1 billion, an increase of $165 million, or 4.2% over the comparable 2013 period. Acquisitions during fiscal year 2014 increased net sales by $20 million. The remaining increase in net sales was driven by favorable mix and pricing actions taken to offset input cost inflation, which were partially offset by a decline in volume and lower commodity meat sales.

Net sales in 2013 were $3.9 billion, a decrease of $38 million, or 1.0% over the comparable 2012 period. Net sales were impacted by dispositions after the beginning of 2012, which reduced net sales by $55 million. Adjusted net sales increased $17 million, or 0.4% due to a 1.4% increase in volumes, which were only partially offset by an unfavorable shift in sales mix and pricing actions in response to lower commodity costs. Sales were negatively impacted by a material one-time reduction in inventory levels held by a large retail customer in the fourth quarter of 2013 and issues with the lunchmeat packaging transition.

Operating Income
Operating income increased by $9 million in 2014 over the comparable 2013 period. The year-over-year net impact of the change in significant items and business dispositions identified in the preceding table of consolidated results increased operating income by $15 million. As a result, adjusted operating income increased $24 million, or 6.5%, driven primarily by higher sales and lower SG&A expense partially offset by increased input costs.

Operating income decreased by $221 million in 2013 over the comparable 2012 period. The year-over-year net impact of the change in significant items and the business dispositions identified in the preceding table of consolidated results decreased operating income by $181 million. As a result, adjusted operating income increased $40 million, or 12.5% due to a significant decline in general corporate expense, excluding significant items, lower commodity costs net of pricing actions and higher volumes, partially offset by increased investments in media, advertising and promotion ("MAP") spending.

Gross Margin
The gross margin, which represents net sales less cost of sales, increased by $3 million in 2014 over the comparable 2013 period. The increase was driven by pricing actions and favorable sales mix, partially offset by lower volumes and increased input costs.

The gross margin percentage decreased from 29.6% in 2013 to 28.5% in 2014. The decrease was primarily driven by increased input costs, partially offset by pricing actions and favorable sales mix.

The gross margin increased by $61 million in 2013 over the comparable 2012 period. The increase was driven by the impact of lower commodity costs and the benefits of cost saving initiatives. These were only partially offset by a negative shift in sales mix, higher bakery manufacturing costs and the generally weak economic conditions in the foodservice category.

The gross margin percentage increased from 27.8% in 2012 to 29.6% in 2013 due to gross margin percentage increases in the Retail segment. The gross margin percentage was positively impacted by lower commodity costs partially offset by higher bakery manufacturing costs.

Selling, General and Administrative Expenses

In millions	2014	2013	2012
SG&A expenses in the business segment results
Media advertising and promotion	$151	$174	$136
Other	585	597	594
Total business segments	736	771	730
Amortization of identifiable intangibles	5	4	4
General corporate expenses	106	81	195
Mark-to-market derivative (gains)/losses	(2)	(1)	1
Total SG&A	$845	$855	$930

Total SG&A expenses reported in 2014 by the business segments decreased by $35 million, or 4.6%, versus the comparable 2013 period primarily due to lower MAP spending.

Unallocated general corporate expenses increased by $25 million in 2014 over the comparable prior year period primarily due to increased spending on efficiency programs and deal costs.

Total SG&A expenses reported in 2013 by the business segments increased by $41 million, or 5.6%, versus the comparable 2012 period primarily due to higher MAP spending.

Unallocated general corporate expenses decreased by $114 million in 2013 over the comparable prior year period due to a $86 million decrease in charges related to restructuring actions, costs incurred in conjunction with the spin-off and other significant items as well as the favorable impact of headcount reductions, lower benefit plan expenses and a reduction in information technology costs.

As previously noted, reported SG&A reflects amounts recognized for restructuring actions, spin-off related costs and other significant amounts. These amounts include the following:

In millions	2014	2013	2012
Restructuring/spin-off costs	$45	$57	$137
Gain on HBI tax settlement	—	—	(15)
Litigation accrual	—	—	11
Pension curtailments/settlements	(1)	5	1
Foreign tax indemnification charge	—	(10)	(3)
Workers' compensation deposit adjustment	—	(7)	—
Deal costs	21	—	—
Other	3	—	1
Total	$68	$45	$132
Additional information regarding the restructuring and spin-off related costs can be found in Note 6 - Exit, Disposal and Restructuring Activities.

Exit Activities, Asset and Business Dispositions
Exit activities, asset and business dispositions are as follows:

In millions	2014	2013	2012
Charges for exit activities
Severance	$13	$3	$27
Exit of leases and other contractual obligations	1	12	54
Business disposition gains	—	(6)	—
Total	$14	$9	$81

The net charges in 2014 are $5 million higher than the comparable 2013 period as a result of higher severance costs, partially offset by lower lease and contractual obligation exit costs.

The net charges in 2013 are $72 million lower than the comparable 2012 period as a result of lower severance and lease and contractual obligation exit costs. The 2012 charges were incurred in conjunction with the spin-off.

Impairment Charges
The company did not incur impairment charges in 2014. In 2013, the company recognized a $1 million impairment charge, which related to the writedown of machinery and equipment associated with the Retail segment that was determined to no longer have any future use by the company. In 2012, the company recognized a $14 million impairment charge, which related to the writedown of computer software which was no longer in use. The charge was recognized as part of general corporate expenses.

Additional details regarding these impairment charges are discussed in Note 4 - Impairment Charges.

Net Interest Expense
Net interest expense of $39 million in 2014 was $2 million lower than the comparable prior year period. This was due to a $2 million increase in interest income from short-term investments. Net interest expense of $41 million in 2013 was $31 million lower than the comparable 2012 period. This was due to a decline in interest expense as a result of the repayment of approximately $2 billion of debt during 2012 primarily using proceeds from the completed business dispositions, as well as the transfer of $650 million of debt to DEMB as part of the spin-off.

Debt Extinguishment Costs
In 2012, the company completed a cash tender offer for $348 million of its 6.125% Notes due November 2032 and $122 million of its 4.10% Notes due 2020 and it redeemed all of its 3.875% Notes due 2013, with an aggregate principal amount of $500 million, and recognized $39 million of charges associated with the early extinguishment of this debt.

Income Tax Expense
The effective tax rate on continuing operations in 2014, 2013 and 2012 was impacted by a number of significant items that are shown in the reconciliation of the company's effective tax rate to the U.S. statutory rate in Note 18 - Income Taxes. Additional information regarding income taxes can be found in "Critical Accounting Estimates" within Management's Discussion and Analysis.

In millions	2014	2013	2012
Continuing operations
Income (loss) before income taxes	$267	$256	$(35)
Income tax expense (benefit)	55	72	(15)
Effective tax rates	20.5%	28.1%	(44.2)%
2014 versus 2013 In 2014, the company recognized a tax expense for continuing operations of $55 million, or an effective tax rate of 20.5%, compared to tax expense of $72 million, or an effective tax rate of 28.1%, in 2013. The tax rate in 2014 was primarily impacted by a $44 million tax benefit for the release of a valuation allowance on state deferred tax assets, primarily related to net operating loss and credit carryovers that became more-likely-than not realizable during the year. See the tax rate reconciliation table in Note 18 - Income Taxes for additional information.
2013 versus 2012 In 2013, the company recognized tax expense on continuing operations of $72 million, or an effective tax rate of 28.1%, compared to a tax benefit of $15 million, or an effective tax rate of 44.2%, in 2012. The tax rate in 2013 was impacted by contingent tax obligations, deductions associated with domestic production activities, non-taxable indemnification agreements, employee benefit deductions and tax provision adjustments. See the tax rate reconciliation table in Note 18 - Income Taxes for additional information.

Income (Loss) from Continuing Operations and Diluted Earnings Per Share (EPS) from Continuing Operations
Income from continuing operations in 2014 was $212 million, an increase of $28 million over the comparable prior year period. The improvement was primarily due to decreased SG&A and income tax expense (benefit), partially offset by increased net charges for exit activities, asset and business dispositions. Income from continuing operations in 2013 was $184 million, an increase of $204 million over the comparable prior year period. The improvement was due to a $165 million decrease in net after tax charges incurred in conjunction with the spin-off, restructuring actions and other significant items.

Diluted EPS from continuing operations was $1.71 in 2014, $1.49 in 2013 and a loss of $0.16 in 2012. Adjusted diluted EPS was $1.80 in 2014, $1.72 in 2013 and $1.45 in 2012. The diluted EPS from continuing operations in the current year is unfavorably impacted by higher average shares outstanding primarily as a result of the exercise of stock options and increase in average share price.

Discontinued Operations
The results of the company's North American Fresh Bakery, Refrigerated Dough and Foodservice Beverage businesses and the International Coffee and Tea, Household and Body Care and European and Australian Bakery businesses, which have been classified as discontinued operations, are summarized below. See Note 1 - Nature of Operations and Basis of Presentation for additional information.

In millions	2014	2013	2012
Net sales	$—	$80	$5,365
Income (loss) from discontinued operations before income taxes	$2	$7	$(140)
Income tax (expense) benefit on income from discontinued operations	(1)	8	603
Gain on disposition of discontinued operations before income taxes	—	68	772
Income tax expense on disposition of discontinued operations	—	(15)	(367)
Net income from discontinued operations	$1	$68	$868

Net Sales and Income (Loss) from Discontinued Operations before Income Taxes There were no net sales for discontinued operations in 2014. Net sales for discontinued operations were $80 million in 2013, compared to $5.4 billion in 2012. The year-over-year change was due to the completion of the disposition of most of the businesses that were part of the discontinued operations prior to the end of 2012. The net sales in 2013 all relate to the Australian Bakery operations, which were disposed of in February 2013. Income from discontinued operations was $1 million in 2014, a decline of $67 million over the comparable 2013 period as a result of the completion of the disposition of most of the businesses that were part of discontinued operations. The operating results reported in 2013 relate to the Australian Bakery operations, as well as adjustments of prior year tax provision estimates related to the business dispositions completed in 2012. Income from discontinued operations in 2013 was $68 million, a decrease of $800 million compared to 2012. The decrease was again driven by the completion of the disposition of most of the businesses that were part of discontinued operations. The year-over-year change was also impacted by the nonrecurrence of significant impairment charges and tax benefits that were recognized in 2012, as discussed in more detail below.

Gain on Sale of Discontinued Operations There were no gains on the sale of discontinued operations in 2014. In 2013, the company completed the disposition of the Australian Bakery business and recognized a pretax gain of $56 million ($42 million after tax), as well as gains related to a final purchase price adjustment associated with the North American Fresh Bakery operation, a gain on the sale of manufacturing facilities related to the sale of the North American Foodservice Beverage operations and adjustments to the prior year tax provision estimates associated with previous business dispositions. In 2012, the company completed the disposition of the Fresh Bakery, Foodservice Beverage and Refrigerated Dough businesses in North America as well as the European Bakery businesses in Spain and France. It also completed the disposition of the remainder of the businesses that comprised the Household and Body Care business, primarily the Non-European Insecticides business and portions of the Air Care and Shoe Care businesses. It recognized a pretax gain of $772 million ($405 million after tax) on the disposition of these businesses in 2012. The tax provision on the disposition of the Refrigerated Dough business was negatively impacted by a book/tax basis difference related to $254 million of goodwill that is not deductible for tax purposes. Further details regarding these transactions are included in Note 5 - Discontinued Operations.

Consolidated Net Income and Diluted Earnings Per Share (EPS)
The consolidated net income and related diluted earnings per share includes the results of both continuing and discontinued operations - see the Consolidated Statements of Income in this report for additional information. Net income was $213 million in 2014, a decrease of $39 million over the comparable prior year period. The decrease was primarily driven by increased input costs, partially offset by lower SG&A and Income tax expense (benefit).

Net income was $252 million in 2013, a decrease of $596 million over the comparable prior year period. The decrease in net income was primarily due to a $800 million decline in the results associated with discontinued operations, partially offset by a $204 million increase in results associated with continuing operations noted previously.

The net income attributable to Hillshire Brands was $213 million in 2014, $252 million in 2013 and $845 million in 2012.

Diluted EPS were $1.72 in 2014, $2.04 in 2013 and $7.13 in 2012. The decrease in EPS is primarily the result of the change in net income from discontinued businesses. Further, the diluted EPS from continuing operations in the current year is unfavorably impacted by higher average shares outstanding primarily as a result of the exercise of stock options and increase in average share price.

Operating Results by Business Segment
The company's structure is currently organized around two business segments, which are described below:

Retail sells a variety of packaged meat and frozen bakery products to retail customers in North America. It also includes gourmet artisanal sausage, salami and jerky products.

Foodservice/Other sells a variety of meat and bakery products to foodservice customers in North America such as broad-line foodservice distributors, restaurants, hospitals and other large institutions. This segment also includes sales results for the commodity pork and turkey businesses as well as the former Senseo coffee business in the United States that was exited in March 2012.
The following is a summary of results by business segment:

In millions	2014	2013	2012
Sales
Retail	$2,992	$2,894	$2,884
Foodservice/Other	1,093	1,026	1,025
	4,085	3,920	3,909
Impact of businesses exited/disposed	—	—	55
Intersegment	—	—	(6)
Total	$4,085	$3,920	$3,958

The following tables summarize the components of the percentage change in net sales as compared to the prior year:

2014 versus 2013	Volumes	+	Price/Mix	+	Acquisitions	+	Disposition	=	Net Sales Change
Retail	(1.1)%		3.8%		0.7%		—%		3.4%
Foodservice/Other	(3.6)%		10.2%		—%		—%		6.6%
Total business segments	(2.0)%		5.7%		0.5%		—%		4.2%
2013 versus 2012	Volumes	+	Price/Mix	+	Acquisitions		Disposition	=	Net Sales Change
Retail	(0.1)%		0.4%		—%		—%		0.3%
Foodservice/Other	4.5%		(4.4)%		—%		—%		0.1%
Total business segments	1.4%		(1.0)%		—%		(1.4)%		(1.0)%

Operating segment income, which excludes the impact of significant items and business dispositions, and income from continuing operations before income taxes for 2014, 2013 and 2012 are as follows:

In millions	2014	2013	2012
Income from continuing operations before income taxes
Retail	$339	$329	$313
Foodservice/Other	87	75	79
Total operating segment income	426	404	392
General corporate expenses	(38)	(36)	(64)
Mark-to-market derivative gains/(losses)	4	(1)	(1)
Amortization of intangibles	(5)	(4)	(4)
Significant items	(81)	(72)	(255)
Impact of businesses exited/disposed	—	6	8
Total operating income	306	297	76
Interest expense, net	(39)	(41)	(72)
Debt extinguishment costs	—	—	(39)
Income (loss) from continuing operations before income taxes	$267	$256	$(35)
A discussion of each business segment's sales and operating segment income is presented on the following pages. The change in volumes for each business segment excludes the impact of acquisitions and dispositions.

General corporate expenses, which are not allocated to the individual business segments, were $38 million in 2014, an increase of $2 million over the prior year primarily due to increased benefit plan, stock based compensation and medical expenses which were partially offset by the positive impact of foreign exchange rates. General corporate expenses were $36 million in 2013, a decrease of $28 million over the prior year primarily due to a reduction in stock based compensation expenses, the impact of headcount reductions and a reduction in information technology costs.

The company uses derivative financial instruments to manage its exposure to commodity prices. A commodity derivative not declared a hedge in accordance with the accounting rules is accounted for under mark-to-market accounting with changes in fair value recorded in the Consolidated Statements of Income. The company excludes these unrealized mark-to-market gains and losses from the operating segment results until such time that the exposure being hedged affects the earnings of the business segment. At that time, the cumulative gain or loss previously reported as mark-to-market derivative gains/(losses) for the derivative instrument will be reclassified into the business segment's results.

The unrealized mark-to-market gain/loss incurred on commodity derivative contracts was a gain of $4 million in 2014 as compared to a loss of $1 million in 2013 and a loss of $1 million in 2012. The unrealized mark-to-market gains and losses are primarily related to commodity derivative contracts.

The amortization of intangibles in the table relates to acquired trademarks and customer relationships. It does not include software amortization, a portion of which is recognized in the earnings of the segments and a portion of which is recognized as part of general corporate expenses.

Retail

In millions	2014	2013	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Net sales	$2,992	$2,894	$98	3.4%	$2,894	$2,884	$10	0.3%

Operating segment income	$339	$329	$10	2.9%	$329	$313	$16	5.5%

2014 versus 2013 Net sales increased by $98 million, or 3.4%, as pricing and a favorable shift in sales mix were partially offset by declines in volume. Volumes declined 1.1% as volume increases for Jimmy Dean breakfast sandwiches and Aidells specialty sausages were offset by volume declines for Ball Park hot dogs, deli meats and frozen sweet goods.

Operating segment income increased $10 million, or 2.9%. The increase was due to the impact of pricing, favorable mix, and cost actions partially offset by higher input costs and declines in volumes.

2013 versus 2012 Net sales increased by $10 million, or 0.3%, due to a favorable shift in sales mix partially offset by price decreases in an environment of lower commodity costs and slightly lower volumes. Volumes declined 0.1%, as volume increases for Jimmy Dean breakfast sandwiches and sausages and Aidells specialty sausages were offset by a one-time material change in the fourth quarter inventory levels held by a large retail customer, softness in Hillshire Farm lunchmeat and declining volumes for Ball Park hot dogs, sweet goods, and Sara Lee deli meats.

Operating segment income increased $16 million, or 5.5%. The increase was due to lower commodities costs net of pricing actions and a favorable shift in sales mix, which was partially offset by increased manufacturing and SG&A expenses. MAP investment increases were driven by higher spending behind certain core brands and new products, notably with respect to Jimmy Dean and Ball Park.

Foodservice/Other

In millions	2014	2013	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Net sales	$1,093	$1,026	$67	6.6%	$1,026	$1,025	$1	0.1%

Operating segment income	$87	$75	$12	16.3%	$75	$79	$(4)	(5.0)%

2014 versus 2013 Net sales increased by $67 million, or 6.6%, due to pricing and favorable sales mix which were partially offset by a decrease in volume. Overall volumes decreased 3.6% primarily driven by decreased commodity meat sales as a result of improved internal utilization.

Operating segment income increased by $12 million, or 16.3%. The increase was primarily driven by pricing, favorable mix and expense management which was partially offset by increased input costs and lower volume.

2013 versus 2012 Net sales increased by $1 million, or 0.1%. The favorable impact of higher volumes was mostly offset by an unfavorable shift in sales mix and negative pricing actions in response to lower commodity costs. Volumes increased 4.5% as higher volumes for processed meat and commodity meat products were only partially offset by lower bakery volumes due to the continued weak economic conditions.

Operating segment income decreased by $4 million, or 5.0%. The decrease was primarily driven by an unfavorable shift in sales mix and investments in bakery plant improvements partially offset by increased volumes and lower commodity costs. Increased investments in MAP were offset by lower SG&A costs.

Financial Condition
The company's cash flow statements include amounts related to discontinued operations through the date of disposal. The discontinued operations had an impact on the cash flows from operating, investing and financing activities in each fiscal year.

Cash from Operating Activities
The net cash from operating activities generated by continuing and discontinued operations is summarized in the following table:

	2014	2013	2012
Net cash from operating activities
Continuing operations	$250	$243	$127
Discontinued operations	1	10	122
Total	$251	$253	$249
2014 versus 2013 Cash from operating activities was $251 million in 2014, a decrease of $2 million. The most significant driver of the change was a $102 million increase in working capital management, specifically in inventory and favorable accounts payable and accrued liabilities changes, partially offset by a $99 million decrease in deferred income taxes. Discontinued operations related to the Australian bakery operations generated $1 million of cash in 2014 and $10 million of cash in 2013.

2013 versus 2012 The increase in cash from operating activities of $4 million in 2013 was due to a $410 million decrease in cash paid for restructuring actions, a $205 million decrease in pension contributions, and a $194 million decrease in cash taxes paid, as well as improved operating results on an adjusted basis. These increases in cash generated from operations were offset by the completion of business dispositions in the prior fiscal year as well as an increase in cash used to fund operating activities.

Cash used in Investing Activities
The net cash used in investing activities generated by continuing and discontinued operations is summarized in the following table:

	2014	2013	2012
Net cash used in investing activities
Continuing operations	$(335)	$(127)	$(153)
Discontinued operations	—	86	(368)
Total	$(335)	$(41)	$(521)

2014 versus 2013 In 2014, $335 million of cash was used in investing activities compared to $41 million in 2013. The year-over-year increase is primarily due to a net $91 million increase in the cash used to invest in short-term commercial paper and corporate note investments and $200 million in acquisitions of businesses.

The company made two acquisitions during 2014 to further broaden its product offerings and to facilitate extension into additional categories. On September 6, 2013, the Retail segment acquired 100% of the common stock of Formosa Meat Company, Inc. (“Golden Island”) for $35 million. On May 15, 2014, the Retail segment acquired 100% of the capital stock of Healthy Frozen Food, Inc. (“Van's”) for approximately $165 million, net of cash acquired.

2013 versus 2012 In 2013, $41 million of cash was used in investing activities compared with $521 million in 2012. The decrease in cash used was primarily due to a $179 million decrease in cash paid for property and equipment, a $183 million decline in cash paid for software and other intangibles and a $124 million increase in net cash proceeds received related to business dispositions.

The company spent $135 million in 2013 for the purchase of property and equipment as compared to $314 million in 2012, which included $158 million related to discontinued operations. The year-over-year decline related to continuing operations was due primarily to the higher expenditures in 2012 related to expanded meat production capacity.

The cash paid for the purchase of software and other intangibles declined by $183 million as the prior year included a $153 million payment to acquire the remaining ownership interest in the Senseo coffee trademark, which was subsequently transferred to DEMB as part of the spin-off.

The company received $96 million on the disposition of businesses in 2013, of which approximately $85 million (82 million AUD) was received upon the disposition of its Australian bakery business. In 2012, business dispositions resulted in a net use of cash of $28 million as the $2.033 billion of cash received from various business dispositions was offset by $2.061 billion of cash transferred as part of the spin-off. The $30 million of expenditures for business acquisitions in 2012 related to beverage companies that were subsequently transferred to DEMB as part of the spin-off.

Cash used in Financing Activities
The net cash used in financing activities is split between continuing and discontinued operations as follows:

	2014	2013	2012
Net cash used in financing activities
Continuing operations	$(79)	$50	$184
Discontinued operations	(1)	(95)	(1,530)
Total	$(80)	$(45)	$(1,346)

The cash used in the financing activities of the discontinued operations primarily represents the net transfers of cash with the corporate office as most of the cash of these businesses has been retained as a corporate asset, with the exception of the cash related to the International Coffee and Tea business, which was transferred as part of the spin-off.

2014 versus 2013 The cash used in financing activities in 2014 increased by $35 million when compared to the prior year primarily due to a $34 million year over year increase in dividend payments as well as $30 million for the repurchases of common stock. This activity is partially offset by a $26 million decrease in repayment of debt and derivatives. The majority of the $20 million repayment of debt in 2014 represents 10% Zero Coupon Note payments, the face value of which was $19 million.

In 2014, the company recognized a $13 million windfall tax benefit related to stock compensation that occurs when compensation cost from non-qualified share-based compensation recognized for tax purposes exceeds compensation cost from equity-based compensation recognized in the financial statements. This tax benefit increased net cash provided by financing activities.

The company paid $80 million of dividends during 2014 as compared to $46 million in 2013.
2013 versus 2012 The cash used in financing activities in 2013 decreased by $1.301 billion over the prior year driven primarily by $1.164 billion in net debt repayments in 2012 and a year-over-year decrease in dividends paid of $225 million, partially offset by a decrease in cash received related to common stock issuances. In 2013, the company paid approximately $40 million upon the settlement of two cross currency swaps maturing in June 2013 that were associated with certain foreign denominated debt instruments. In 2012, the company repaid $348 million of its 6.125% Notes due November 2032 and $122 million of its 4.10% Notes due 2020 as part of a tender offer. It also redeemed all of its 3.875% Notes due 2013, which had an aggregate principal amount of $500 million. The company also repaid $841 million of long-term debt and derivatives, which included the payment of $156 million related to derivatives associated with this debt, and $204 million of debt with maturities less than 90 days. The company utilized cash on hand and new borrowings to repay this debt. The company issued $851 million of new borrowings in 2012, which included a note purchase agreement with a group of institutional investors related to the private placement of $650 million aggregate principal amount of indebtedness. On June 28, 2012, the company transferred its obligation under the private placement debt as part of the spin-off.

Additionally, in 2012 the company recognized a $15 million windfall tax benefit related to stock compensation that occurs when compensation cost from non-qualified share-based compensation recognized for tax purposes exceeds compensation cost from equity-based compensation recognized in the financial statements. This tax benefit increased net cash provided by financing activities.

Dividends paid during 2013 were $46 million as compared to $271 million in 2012. The dividends paid in 2013 represent the first three quarterly dividends of Hillshire Brands.

Cash from stock issuances totaled $47 million in 2013 compared to $84 million in 2012, driven primarily by stock award activity.

Liquidity

Cash and Equivalents, Short-Term Investments and Cash Flow
At the end of 2014, the company's cash and equivalents balance was $236 million, which was primarily held in bank demand deposit accounts.

Dividends
The quarterly dividend amounts paid in 2014 were $0.175 per share, or $0.70 on an annualized basis. The Merger Agreement with Tyson restricts our ability to pay dividends other than regular quarterly cash dividends in the ordinary course of business consistent with past practice not exceeding $0.175 per share. The amount of any future dividends will be determined by the company's Board of Directors, subject to the terms of the Merger Agreement, and is not guaranteed.

Business Dispositions in 2013
In February 2013, the company closed on the sale of its Australian bakery business to McCain Foods for 82 million AUD (approximately $85 million U.S. dollars). Also included in the transaction were the license rights to certain intellectual property used by the Australian bakery business in the Asia-Pacific region.

Business Dispositions in 2012
In September 2011, the company closed on the sale of its North American refrigerated dough business to Ralcorp for $545 million. In November 2011, the company closed on the sale of its North American fresh bakery business to Grupo Bimbo for $709 million, which included the assumption of $34 million of debt. In December 2011, the company closed on the sale of its North American food service beverage operations to J. M. Smucker for $350 million. In August 2011, the company also made the decision to divest its Spanish bakery business to Grupo Bimbo for €115 million and closed on this sale in the second quarter of 2012. The company also divested its French refrigerated dough business for €115 million and closed on this deal in the third quarter of 2012. The company closed on the divestiture of certain of the international household and body care businesses during 2012 and received proceeds of approximately $117 million.

Spin-off/Special Dividend
In 2012, immediately after the spin-off, DEMB paid a $3.00 per share special dividend, which totaled $1.8 billion, to the company's shareholders who received shares of the spun-off business.
Share Repurchases
As of June 28, 2014, approximately $1.2 billion were authorized for share repurchase by the board of directors, in addition to a 2.7 million share authorization remaining under a prior share repurchase program, after adjusting for the 1-for-5 reverse stock split in June 2012. In August 2013, the company announced that it was targeting repurchases of approximately $200 million of shares of its common stock over the next two fiscal years under its pre-existing stock repurchase authorizations. The timing of the share buybacks would depend, in part, on our share price, the state of the financial markets and other factors. During 2014, the company repurchased 0.9 million shares at a cost of $30 million. The company does not currently expect to repurchase additional shares under its repurchase programs.

Debt
The total debt outstanding at June 28, 2014 is $944 million, a decrease of $7 million over the prior year as result of the repayments of zero coupon note debt. The company's long-term debt was virtually 100% fixed-rate debt as of June 28, 2014 and June 29, 2013.
The debt is due to be repaid as follows: $105 million in 2015, $400 million in 2016, nil in 2017, nil in 2018, $1 million in 2019 and $438 million thereafter. The debt obligations are expected to be satisfied with cash on hand, cash from operating activities or with additional borrowings.
From time to time, the company opportunistically may repurchase or retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved could be material.

Pension Plans
As shown in Note 16 - Defined Benefit Pension Plans, the funded status of the company's defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans for total continuing operations is an underfunded position of $120 million at the end of fiscal 2014 as compared to an underfunded position of $123 million at the end of fiscal 2013.

The company expects to contribute approximately $5 million of cash to its pension plans in 2015 as compared to approximately $9 million in 2014 and $8 million in 2013. The contribution amounts are for pension plans of continuing operations and pension plans where the company has agreed to retain the pension liability after certain business dispositions were completed. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in 2015 may be materially different from the estimate.

The company participates in one multi-employer pension plan (MEPP) that provided retirement benefits to certain employees covered by collective bargaining agreements. Participating employers in a MEPP are jointly responsible for any plan underfunding. MEPP contributions are established by the applicable collective bargaining agreements; however, the MEPPs may impose increased contribution rates and surcharges based on the funded status of the plan and the provisions of the Pension Protection Act of 2006 (PPA). The PPA imposes minimum funding requirements on the plans. Plans that fail to meet certain funding standards as defined by the PPA are categorized as being either in a critical or endangered status. The company has received notice that the plan to which it contributes has been designated in critical status. The trustees of critical status multi-employer plans must adopt a rehabilitation or funding improvement plan designed to improve the plan's funding within a prescribed period of time. Rehabilitation and funding improvement plans may include increased employer contributions, reductions in benefits or a combination of the two. Unless otherwise agreed upon, any requirement to increase employer contributions will not take effect until the current collective bargaining agreements expire. However, a five percent surcharge for the initial critical year (increasing to ten percent for the following and subsequent years) is imposed on contributions to plans in critical status and remains in effect until the bargaining parties agree on modifications consistent with the rehabilitation plan adopted by the trustees. In addition, the failure of a plan to meet funding improvement targets provided in its rehabilitation or funding improvement plan could result in the imposition of an excise tax on contributing employers.

Under current law regarding multi-employer pension plans, a withdrawal or partial withdrawal from any plan that was underfunded would render the company liable for its proportionate share of that underfunding. This potential unfunded pension liability also applies ratably to other contributing employers. Information regarding underfunding is generally not provided by plan administrators and trustees on a current basis and when provided, is difficult to independently validate. Any public information available relative to multi-employer pension plans may be dated as well. In the event that a withdrawal or partial withdrawal was to occur with respect to the MEPP to which the company makes contributions, the impact to the consolidated financial statements could be material. Withdrawal liability triggers could include the company's decision to close a plant or the dissolution of a collective bargaining unit.

The company's regularly scheduled contributions to MEPPs related to continuing operations totaled approximately $1 million in 2014, $1 million in 2013 and $2 million in 2012. For continuing operations, the company incurred withdrawal liabilities of nil in 2014 and 2013 and $3 million in 2012.

Cost Savings Initiatives
The company has a number of initiatives that are expected to deliver significant savings by 2016. The cost savings are expected to result from improved revenue management, supply chain and support processes. The company expects to achieve the savings targets previously disclosed. In 2014, there were approximately $43 million of cash charges related to these cost saving initiatives.

Repatriation of Foreign Earnings and Income Taxes
The company intends to permanently reinvest all of its earnings from continuing operations outside of the U.S. and, therefore, has not recognized U.S. tax expense on these earnings. Subsequent to 2012, there is not a significant amount of income generated outside of the U.S. and thus U.S. federal income tax and withholding tax on these foreign unremitted earnings would be immaterial. In 2012, the discontinued operations of the international coffee and tea business recognized $15.5 million of expense for repatriating a portion of 2012 and prior year foreign earnings to the U.S. In addition, the company recognized $25 million of tax expense in 2012 related to the repatriation of the proceeds on the sale of the insecticides business.

In the third quarter of 2010, the company established a deferred tax liability in anticipation of the repatriation of foreign earnings required to satisfy commitments to shareholders. This deferred liability was subsequently updated each quarter as proceeds of non-US divestments and other cash movements were realized. As a consequence of the spin-off of the international coffee and tea business, the repatriation of unremitted earnings was no longer required. As such, in 2012 the company released approximately $623 million of deferred tax liabilities on its balance sheet with a corresponding reduction in the tax expense of the discontinued international coffee and tea business.

Credit Facilities and Ratings
The company has a $750 million credit facility that expires in June 2017. The $750 million credit facility has an annual fee of 0.15% as of June 28, 2014 and pricing under this facility is based on the company's current credit rating. At June 28, 2014, the company did not have any borrowings outstanding under this facility but it did have approximately $3 million of letters of credit outstanding under this credit facility. In addition, in the first quarter of 2014, the company entered into a $65 million uncommitted bilateral letter of credit facility agreement. Under the terms of the agreement, there is no annual fee for the facility and the company is subject to an annual interest rate of 0.85% on issuances.   As of June 28, 2014, the company had letters of credit totaling $42 million outstanding under this facility.

The company's debt agreements and credit facility contain customary representations, warranties and events of default, as well as affirmative, negative and financial covenants with which the company is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended June 28, 2014, the company's interest coverage ratio was 9.1 to 1.0.

The financial covenants also include a requirement to maintain a leverage ratio of not more than 3.5 to 1.0. The leverage ratio is based on the ratio of consolidated total indebtedness to an adjusted consolidated EBITDA. For the 12 months ended June 28, 2014, the leverage ratio was 2.1 to 1.0.

The company's credit ratings by Standard & Poor's, Moody's Investors Service and Fitch Ratings, as of June 28, 2014 were as follows:

	Senior Unsecured Obligations	Short-term Borrowings	Outlook
Standard & Poor's	BBB	A-2	Negative
Moody's	Baa2	P-2	Negative
Fitch	BB	B	Evolving

During the fourth quarter of 2014, the company’s long-term and short-term credit ratings were downgraded by Fitch from BBB to BB and from F-2 to B, respectively. The downgrades were due to the company’s announced definitive agreement to acquire Pinnacle and the intended issuance of debt to finance the acquisition. Based on the subsequent termination of the Pinnacle Merger Agreement in the first quarter of 2015, Fitch upgraded the company’s ratings to BBB and F-2.

Changes in the company's credit ratings result in changes in the company's borrowing costs. The company's current short-term credit rating allows it to participate in a commercial paper market that has a number of potential investors and a historically high degree of liquidity. A downgrade of the company's short-term credit rating would place the company in a commercial paper market that would contain significantly less market liquidity than it operates in with a rating of A-2, P-2 and F-2. This would reduce the amount of commercial paper the company could issue and raise its commercial paper borrowing cost. The facility does not mature or terminate upon a credit rating downgrade. See Note 15 - Financial Instruments for more information. To the extent that the company's operating requirements were to exceed its ability to issue commercial paper following a downgrade of its short-term credit rating, the company has the ability to use available credit facilities to satisfy operating requirements, if necessary.

Off-Balance Sheet Arrangements
The off-balance sheet arrangements that are reasonably likely to have a current or future effect on the company's financial condition are lease transactions for facilities, warehouses, office space, vehicles and machinery and equipment.

Leases
The company has numerous operating leases for manufacturing facilities, warehouses, office space, vehicles and machinery and equipment. Operating lease obligations are scheduled to be paid as follows: $21 million in 2015, $15 million in 2016, $13 million in 2017, $12 million in 2018, $11 million in 2019 and $88 million thereafter. The company is also contingently liable for certain long-term leases on property operated by others. These leased properties relate to certain businesses that have been sold. The company continues to be liable for the remaining terms of the leases on these properties in the event that the owners of the businesses are unable to satisfy the lease liability. The minimum annual rentals under these leases are as follows: $8 million in 2015 and $1 million in 2016.

Future Contractual Obligations and Commitments
The company has no material unconditional purchase obligations as defined by the accounting principles associated with the Disclosure of Long-Term Purchase Obligations. The following table aggregates information on the company's contractual obligations and commitments:

		Payments Due by Fiscal Year
In millions	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$944	$105	$400	$—	$—	$1	$438
Interest on debt obligations[1]	262	32	24	21	21	21	143
Operating lease obligations	160	21	15	13	12	11	88
Purchase obligations[2]	1,478	649	344	222	168	14	81
Other long-term liabilities[3]	39	—	16	9	4	6	4
Subtotal	2,883	807	799	265	205	53	754
Contingent lease obligations[4]	9	8	1	—	—	—	—
Total[5]	$2,892	$815	$800	$265	$205	$53	$754

1
Interest obligations on fixed rate debt instruments are calculated for future periods using stated interest rates as per the debt terms. See Note 12 - Debt Instruments for further details on the company's long-term debt.

2
Purchase obligations include expenditures to purchase goods and services in the ordinary course of business for production and inventory needs (such as raw materials, supplies, packaging, manufacturing arrangements, storage, distribution and union wage agreements); capital expenditures; marketing services; information technology services; and maintenance and other professional services where, as of the end of 2014, the company has agreed upon a fixed or minimum quantity to purchase, a fixed, minimum or variable pricing arrangement and the approximate delivery date. Future cash expenditures will vary from the amounts shown in the table above. The company enters into purchase obligations when terms or conditions are favorable or when a long-term commitment is necessary. Many of these arrangements are cancelable after a notice period without a significant penalty. Additionally, certain costs of the company are not included in the table since at the end of 2014 an obligation did not exist. An example of these includes situations where purchasing decisions for these future periods have not been made at the end of 2014. Ultimately, the company's decisions and cash expenditures to purchase these various items will be based upon the company's sales of products, which are driven by consumer demand. The company's obligations for accounts payable and accrued liabilities recorded on the balance sheet are also excluded from the table.

3
Represents the projected payment for long-term liabilities recorded on the balance sheet for deferred compensation, restructuring costs, deferred income, sales and other incentives. The company has employee benefit obligations consisting of pensions and other postretirement benefits, including medical; pension and postretirement obligations, including any contingent amounts that may be due related to multi-employer pension plans, have been excluded from the table. A discussion of the company's pension and postretirement plans, including funding matters, is included in Notes 16 - Defined Benefit Pension Plans and 17 - Postretirement Healthcare and Life Insurance Plans. The company's obligations for employee health and property and casualty losses are also excluded from the table. Finally, the amount does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. See Note 18 - Income Taxes regarding income taxes for further details.

4
Contingent lease obligations represent leases on property operated by others that only become an obligation of the company in the event that the owners of the businesses are unable to satisfy the lease liability. A significant portion of these amounts relates to leases operated by Coach, Inc. At June 28, 2014, the company has not recognized a contingent lease liability on the Consolidated Balance Sheets.

5
Contractual commitments and obligations identified under the accounting rules associated with accounting for contingencies are reflected and disclosed on the Consolidated Balance Sheets and in the related notes. Amounts exclude any tax impact. See Note 18 - Income Taxes regarding income taxes for further details.

Guarantees
The company is a party to a variety of agreements under which it may be obligated to indemnify a third party with respect to certain matters. Typically, these obligations arise as a result of contracts entered into by the company under which the company agrees to indemnify a third party against losses arising from a breach of representations and covenants related to such matters as title to assets sold, the collectibility of receivables, specified environmental matters, lease obligations assumed and certain tax matters. In each of these circumstances, payment by the company is conditioned on the other party making a claim pursuant to the procedures specified in the contract. These procedures allow the company to challenge the other party's claims. In addition, the company's obligations under these agreements may be limited in terms of time and/or amount, and in some cases the company may have recourse against third parties for certain payments made by the company. It is not possible to predict the maximum potential amount of future payments under certain of these agreements, due to the conditional nature of the company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements have not had a material effect on the company's business, financial condition or results of operations. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company's business, financial condition or results of operations.

The material guarantees for which the maximum potential amount of future payments can be determined, include the company's contingent liability on leases on property operated by others that is described above, and the company's guarantees of certain third-party debt. These debt guarantees require the company to make payments under specific debt arrangements in the event that the third parties default on their debt obligations. The maximum potential amount of future payments that the company could be required to make in the event that these third parties default on their debt obligations is approximately $24 million. At the present time, the company does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

Non-GAAP Financial Measures
The following is an explanation of the non-GAAP financial measures presented in this Annual Report on Form 10-K. Adjusted net sales excludes from net sales the impact of businesses that have been exited or divested for all periods presented. Adjusted operating income excludes from operating income the impact of significant items recognized during the fiscal period and businesses exited or divested for all periods presented. It also adjusts for the impact of an additional week in those fiscal years that include a 53rd week. Adjusted Income from Continuing Operations excludes from income from continuing operations the impact of significant items related to continuing operations recognized in the fiscal period presented. It does not exclude the impact of businesses that have been exited or divested and does not exclude the impact of businesses acquired after the start of the fiscal period presented. Adjusted EPS excludes from diluted EPS for continuing operations the impact of significant items and the 53rd week.

Significant Items Affecting Comparability
The reported results for 2014, 2013 and 2012 reflect amounts recognized for restructuring actions and other significant amounts that impact comparability.

Significant items are income or charges (and related tax impact) that management believes have had a significant impact on the earnings of the applicable business segment or on the total company for the period in which the item is recognized, are not indicative of the company's core operating results and affect the comparability of underlying results from period to period. Significant items may include, but are not limited to: charges for exit activities; various restructuring programs; spin-off related costs; impairment charges; pension partial withdrawal liability charges; benefit plan curtailment gains and losses; plant shutdown costs and related insurance recoveries; deal costs; tax charges on deemed repatriated earnings; tax costs and benefits resulting from the disposition of a business; impact of tax law changes; changes in tax valuation allowances; and favorable or unfavorable resolution of open tax matters based on the finalization of tax authority examinations or the expiration of statutes of limitations.

The impact of the above items on net income and diluted earnings per share is summarized on the following page.

 Impact of Significant Items on Income from Continuing Operations, Net Income and Diluted Earnings Per Share

	Year ended June 28, 2014			Year ended June 29, 2013			Year ended June 30, 2012
In millions except per share data	Pretax Impact	Net Income[2]	Diluted EPS Impact[1]	Pretax Impact	Net Income[2]	Diluted EPS Impact[1]	Pretax Impact	Net Income[2]	Diluted EPS Impact[1]
Significant items affecting comparability of income from continuing operations and net income
Continuing Operations:
Total restructuring actions excluding accelerated depreciation	$(58)	$(36)	$(0.29)	$(48)	$(31)	$(0.25)	$(196)	$(139)	$(1.16)
Accelerated depreciation	(15)	(9)	(0.07)	(29)	(18)	(0.15)	(46)	(29)	(0.25)
Other significant items*	(8)	33	0.27	11	21	0.17	(52)	(25)	(0.21)
Impact of significant items on income (loss) from continuing operations	(81)	(12)	(0.09)	(66)	(28)	(0.23)	(294)	(193)	(1.61)
Impact of significant items on income from discontinued operations**	2	1	0.01	66	57	0.46	23	467	3.90
Impact of using diluted vs. basic shares	—	—	—	—	—	—	—	—	0.07
Impact of significant items on net income (loss)	$(79)	$(11)	$(0.08)	$—	$29	$0.23	$(271)	$274	$2.36
Impact on income (loss) from continuing operations before income taxes
Cost of sales	$1			$(11)			$(28)
Selling, general and administrative expenses	(68)			(45)			(132)
Exit and business dispositions	(14)			(9)			(81)
Impairment charges	—			(1)			(14)
Impact on operating income	(81)			(66)			(255)
Debt extinguishment costs	—			—			(39)
Total	$(81)			$(66)			$(294)
Diluted earnings per share - continuing operations
As reported			$1.71			$1.49			$(0.16)
Less: Impact of significant items			(0.09)			(0.23)			(1.61)
Adjusted earnings per share			$1.80			$1.72			$1.45

1	The earnings per share (EPS) impact of individual amounts in the table above are rounded to the nearest $0.01 and may not add to the total.
2	Taxes computed at applicable statutory rates.
*
Includes impact from tax settlements; tax valuation allowance adjustments; debt extinguishment costs; deal costs; impairment charges; plant shutdown costs and related insurance recoveries; and benefit plan curtailment/settlement.

**
Includes impact from gain on disposition of Non-European Insecticides, North American Foodservice Beverage, North American Refrigerated Dough, Fresh Bakery, and Australian Bakery businesses, impairment charges, and impact of tax-related matters on dispositions.

Critical Accounting Estimates
The company's summary of significant accounting policies is discussed in Note 2 - Summary of Significant Accounting Policies. The application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the company, as well as the related footnote disclosures. The company bases its estimates on historical experience and other assumptions that it believes are most likely to occur. If actual amounts are ultimately different from previous estimates, the revisions are included in the company's results of operations for the period in which the actual amounts become known, and, if material, are disclosed in the financial statements. The disclosures below also note situations in which it is reasonably likely that future financial results could be impacted by changes in these estimates and assumptions. The term reasonably possible refers to an occurrence that is more than remote but less than probable in the judgment of management.

Sales Recognition and Incentives
Sales are recognized when title and risk of loss pass to the customer. Reserves for uncollectible accounts are based upon historical collection statistics, current customer information, and overall economic conditions. These estimates are reviewed each quarter and adjusted based upon actual experience. The reserves for uncollectible trade receivables are disclosed and trade receivables due from customers that the company considers highly leveraged are presented in Note 15 - Financial Instruments. The company has a significant number of individual accounts receivable and a number of factors outside of the company's control that impact the collectibility of a receivable. It is reasonably likely that actual collection experience will vary from the assumptions and estimates made at the end of each accounting period.

The Notes to the Consolidated Financial Statements specify a variety of sales incentives that the company offers to resellers and consumers of its products. Measuring the cost of these incentives requires, in many cases, estimating future customer utilization and redemption rates. Historical data for similar transactions are used in estimating the most likely cost of current incentive programs. These estimates are reviewed each quarter and adjusted based upon actual experience and other available information. The company has a significant number of trade incentive programs and a number of factors outside of the company's control that impact the ultimate cost of these programs. It is reasonably likely that actual experience will vary from the assumptions and estimates made at the end of each accounting period.

Inventory Valuation
Inventory is carried on the balance sheet at the lower of cost or market. Obsolete, damaged and excess inventories are carried at net realizable value. Historical recovery rates, current market conditions, future marketing, sales plans and spoilage rates are key factors used by the company in assessing the most likely net realizable value of obsolete, damaged and excess inventory. These factors are evaluated at a point in time and there are inherent uncertainties related to determining the recoverability of inventory. It is reasonably likely that market factors and other conditions underlying the valuation of inventory may change in the future.

Impairment of Property
Property is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in the business climate, the impact of significant customer losses, current period operating or cash flow losses, forecasted continuing losses, or a current expectation that an asset group will be disposed of before the end of its useful life or spun-off. Recoverability of property is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously recognized impairment loss is not allowed.

There are inherent uncertainties associated with these judgments and estimates and it is reasonably likely that impairment charges can change from period to period. Note 4 - Impairment Charges discloses the impairment charges recognized by the company and the factors which caused these charges.

Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the company are trademarks and customer relationships acquired in business combinations and computer software. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the company is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows. As of June 28, 2014, the net book value of trademarks and other identifiable intangible assets was $240 million, of which $196 million is being amortized. The anticipated amortization over the next five years is $75 million.

Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least annually, in the fourth quarter, and as triggering events may arise. The impairment test for intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of the intangible asset is measured using the royalty savings method. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time.

There are inherent assumptions and estimates used in developing future cash flows requiring management's judgment in applying these assumptions and estimates to the analysis of intangible asset impairment including projecting revenues, interest rates, the cost of capital, royalty rates and tax rates. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments.

Goodwill
Goodwill is not amortized but is subject to periodic assessments of impairment and is discussed further in Note 3 - Intangible Assets and Goodwill. Goodwill is assessed for impairment at least annually, in the fourth quarter, and as triggering events may arise. The recoverability of goodwill is first evaluated using qualitative factors to determine if recoverability needs to be further assessed using the two-step process. Some of the factors considered were the overall financial performance of the business including current and expected cash flows, revenues and earnings; changes in macroeconomic or industry conditions; changes in cost factors such as raw materials and labor; and changes in management, strategy or customers. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value is less than the carrying amount, then the two-step process of impairment testing is unnecessary. However, if the qualitative assessment discussed above indicates that there may be a possible impairment then the first step of the goodwill impairment test is required to be performed.

The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components at least one level below the operating segment level for which discrete financial information is available and reviewed by segment management. In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management relies on a number of factors to determine anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. The fair value of reporting units is estimated based on a discounted cash flow model. The discounted cash flow model uses management's business plans and projections as the basis for expected future cash flows for the first three years and a residual growth rate thereafter. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units. A separate discount rate derived from published sources was utilized for each reporting unit.

There are inherent assumptions and estimates used in developing future cash flows requiring management's judgment in applying these assumptions and estimates to the analysis of goodwill impairment including projecting revenues and profits, interest rates, the cost of capital, tax rates, the company's stock price, and the allocation of shared or corporate items. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments.

Self-Insurance Reserves
The company purchases third-party insurance for workers' compensation, automobile and product and general liability claims that exceed a certain level. The company is responsible for the payment of claims under these insured limits, and consulting actuaries are utilized to estimate the obligation associated with incurred losses. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. Consulting actuaries make a significant number of estimates and assumptions in determining the cost to settle these claims and many of the factors used are outside the control of the company. Accordingly, it is reasonably likely that these assumptions and estimates may change and these changes may impact future financial results.

Income Taxes
Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.

The company's effective tax rate is based on pretax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the company operates. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the company transacts business. We establish reserves for income taxes when, despite the belief that our tax positions are fully supportable, we believe that our position may be challenged and possibly disallowed by various tax authorities. The company's recorded estimates of liability related to income tax positions are based on management's judgments made in consultation with outside tax and legal counsel, where appropriate, and are based upon the expected outcome of proceedings with tax authorities in consideration of applicable tax statutes and related interpretations and precedents. The reserves include penalties and interest on these reserves at the appropriate statutory interest rates and these charges are also included in the company's effective tax rate. The ultimate liability incurred by the company may differ from its estimates based on a number of factors, including the application of relevant legal precedent, the company's success in supporting its filing positions with tax authorities, and changes to, or further interpretations of, law.

The company's tax returns are routinely audited by federal and state tax authorities. Reserves for uncertain tax positions represent a provision for the company's best estimate of taxes expected to be paid based upon all available evidence recognizing that over time, as more information is known, these reserves may require adjustment. Reserves are adjusted when (a) new information indicates a different estimated reserve is appropriate; (b) the company finalizes an examination with a tax authority, eliminating uncertainty regarding tax positions taken; or (c) a tax authority does not examine a tax year within a given statute of limitations, also eliminating the uncertainty with regard to tax positions for a specific tax period. The actual amounts settled with respect to these examinations are the result of discussions and settlement negotiations involving the interpretation of complex income tax laws in the context of our fact patterns. Any adjustment to a tax reserve impacts the company's tax expense in the period in which the adjustment is made.

The company's tax rate from period to period can be affected by many factors. The most significant of these factors are changes in tax legislation, the tax characteristics of the company's income, the timing and recognition of goodwill impairments, acquisitions and dispositions, adjustments to the company's reserves related to uncertain tax positions, and changes in valuation allowances. It is reasonably possible that the following items can have a material impact on income tax expense, net income and liquidity in future periods:

•
Tax legislation in the jurisdictions in which the company does business may change in future periods. While such changes cannot be predicted, if they occur, the impact on the company's tax assets and obligations will need to be measured and recognized in the financial statements.

•
The company has ongoing U.S. and state tax audits for various tax periods. The U.S. federal tax years from 2011 onward remain subject to audit. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years before 2007. The tax reserves for uncertain tax positions recorded in the financial statements reflect the expected finalization of examinations. The company regularly reviews its tax positions based on the individual facts, circumstances, and technical merits of each tax position. If the company determines it is more likely than not that it is entitled to the economic benefits associated with a tax position, it then considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement with a taxing authority, taking into consideration all available facts, circumstances, and information. The company believes that it has sufficient cash resources to fund the settlement of these audits.

As a result of audit resolutions, expirations of statutes of limitations, and changes in estimate on tax contingencies in 2014, 2013 and 2012, the company recognized nil, a benefit of $5 million, and a benefit of $1 million, respectively. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. The company estimates reserves for uncertain tax positions, but is not able to control or predict the extent to which tax authorities will examine specific periods, the outcome of examinations, or the time period in which examinations will be conducted and finalized. Favorable or unfavorable past audit experience in any particular tax jurisdiction is not indicative of the outcome of future examinations by those tax authorities. Based on the nature of uncertain tax positions and the examination process, management is not able to predict the potential outcome with respect to tax periods that have not yet been examined or the impact of any potential reserve adjustments on the company's tax rate or net earnings trends. As of the end of 2014, the company believes that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $27 million over the next 12 months.

•
Facts and circumstances may change that cause the company to revise the conclusions on its ability to realize certain net operating losses and other deferred tax attributes. The company regularly reviews whether it will realize its deferred tax assets. Its review consists of determining whether sufficient taxable income of the appropriate character exists within the carryback and carryforward period available under respective tax statutes. The company considers all available evidence of recoverability when evaluating its deferred tax assets; however, the company's most sensitive and critical factor in determining recoverability of deferred tax assets is the existence of historical and projected profitability in a particular jurisdiction. As a result, changes in actual and projected results of the company's various legal entities can create variability, as well as changes in the level of the company's gross deferred tax assets, which could result in increases or decreases in the company's deferred tax asset valuation allowance.

The company cannot predict with reasonable certainty or likelihood future results considering the complexity and sensitivity of the assumptions above.

Note 18 - Income Taxes sets out the factors which caused the company's effective tax rate to vary from the statutory rate and certain of these factors result from finalization of tax audits and review and changes in estimates and assumptions regarding tax obligations and benefits.

Stock Based Compensation
The company issued, in fiscal 2014, restricted stock units ("RSUs") and, in fiscal 2013, stock options and RSUs to employees in exchange for employee services. See Note 9 - Stock-Based Compensation regarding stock-based compensation for further information on these awards. The cost of RSUs and stock option awards is equal to the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period. A certain number of the RSUs vest based upon the employee achieving certain defined service and performance measures, either internally or externally measured. During the service period, management estimates the number of awards that will meet the defined performance measures. At the time of grant, if the measures are based upon external criteria, the Monte Carlo model is used to determine the fair value of these awards at the date of grant. Management estimates the volatility of the company's stock and the initial total shareholder return to determine the fair value of the award. If the measures are based upon internal criteria, the cost of the RSUs is equal to the fair value at the date of grant. With regard to stock options, at the date of grant, the company determines the fair value of the award using the Black-Scholes option pricing formula. Management estimates the period of time the employee will hold the option prior to exercise and the expected volatility of the company's stock, each of which impacts the fair value of the stock options. The company believes that changes in the estimates and assumptions associated with prior non-performance-based grants and stock option grants are not reasonably likely to have a material impact on future operating results. However, changes in estimates and assumptions related to previously issued performance-based RSUs may have a material impact on future equity.

Defined Benefit Pension Plans
See Note 16 - Defined Benefit Pension Plans, for information regarding plan obligations, plan assets and the measurements of these amounts, as well as the net periodic benefit cost and the reasons for changes in this cost.

Pension costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions used in developing the required estimates include the following key factors: discount rates, expected return on plan assets, retirement rates and mortality.

In determining the discount rate, the company utilizes a yield curve based on high-quality fixed-income investments that have a AA bond rating to discount the expected future benefit payments to plan participants. In determining the long-term rate of return on plan assets, the company assumes that the historical long-term compound growth rate of equity and fixed-income securities will predict the future returns of similar investments in the plan portfolio. Investment management and other fees paid out of plan assets are factored into the determination of asset return assumptions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality. Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic benefit cost in future periods.

Net periodic benefit costs for the company's defined benefit pension plans related to continuing operations were $(2) million in 2014, nil in 2013, and $1 million in 2012, and the projected benefit obligation was $1.685 billion at the end of 2014 and $1.562 billion at the end of 2013. The year-over-year change versus 2014 is primarily due to the recognition of $6 million of non-recurring settlement losses in 2013 which related to a Canadian plan, partially offset by increased interest cost and lower return on plan assets. The company currently expects its net periodic benefit cost for 2015 to be approximately $13 million of income.

The following information illustrates the sensitivity of the net periodic benefit cost and projected benefit obligation to a change in the discount rate and return on plan assets. Amounts relating to foreign plans are translated at the spot rate at the close of 2014. The sensitivities reflect the impact of changing one assumption at a time and are specific to base conditions at the end of 2014. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and that the effects of changes in assumptions are not necessarily linear.

			Increase/(Decrease) in
Assumption	Change		2014 Net Periodic Benefit Cost	2013 Projected Benefit Obligation
Discount rate	1%	increase	$—	$(209)
	1%	decrease	6	238
Asset return	1%	increase	(15)	—
	1%	decrease	15	—
The company's defined benefit pension plans had a net unamortized actuarial loss of $237 million in 2014 and $228 million in 2013. The unamortized actuarial loss is reported in the Accumulated other comprehensive (loss) line of the Consolidated Balance Sheet. The increase in the unamortized net actuarial loss in 2014 was primarily due to a net actuarial loss in 2014 resulting from an increase in plan liabilities due to the decrease in the weighted average discount rate partially offset by the increase in actual asset performances.

As indicated above, changes in the bond yields, expected future returns on assets, and other assumptions can have a material impact upon the funded status and the net periodic benefit cost of defined benefit pension plans. It is reasonably likely that changes in these external factors will result in changes to the assumptions used by the company to measure plan obligations and net periodic benefit cost in future periods.
Issued but not yet Effective Accounting Standards
Following is a discussion of recently issued accounting standards that the company will be required to adopt in a future period.
Presentation of Unrecognized Tax Benefits - In July 2013, the FASB issued an accounting standard to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists to address issues with diversity in practice. The standard states that, with limited exceptions, the unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset. While the standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, the company has historically presented such information in accordance with the newly issued guidance. As such, there will be no impact to the financial statements as a result of the issuance of this amendment.
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

Revenue from Contracts with Customers - In May 2014, the FASB issued an accounting standard update that replaces substantially all current revenue recognition accounting guidance and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The amendment is effective for the company beginning in the first quarter of fiscal 2017 and early application is not permitted. The company is currently assessing the impact of the future adoption of this standard on our financial statements.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - In June 2014, the FASB issued an accounting standard update that clarifies the existing accounting guidance for entities that issue share-based payment awards that require a specific performance target be achieved for employees to become eligible to vest in the awards, which may occur subsequent to a required service period. Current accounting guidance does not explicitly address how to account for these types of awards. The new standard provides explicit guidance and clarifies that these types of performance targets should be treated as performance conditions. This amendment is effective for the company beginning in the first quarter of fiscal 2017. This amendment is not expected to have a significant impact on our consolidated results of operations, financial position or cash flows.
Forward-Looking Information
This Annual Report on Form 10-K contains forward-looking statements regarding Hillshire Brands' business prospects and future financial results and metrics preceded by terms such as "will," "anticipates," "intends," "expects," "likely" or "believes." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events and are inherently uncertain.

Investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements, and the company wishes to caution readers not to place undue reliance on any forward-looking statements. Among the factors that could cause Hillshire Brands' actual results to differ from such forward-looking statements are those described under Item 1A - Risk Factors in this Annual Report on Form 10-K, as well as factors relating to:

•
The risk that the acquisition of Hillshire Brands and any related tender offer and merger may not be consummated, or may not be consummated in a timely manner, or the time necessary to obtain required regulatory clearance;

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

In addition, Hillshire Brands' results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations in markets where the company competes. Hillshire Brands undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Commodity prices directly impact our business because of their effect on the cost of raw materials used to make our products and the cost of inputs to manufacture, package and ship our products. Many of the commodities we use, including pork, beef, poultry, packaging, energy, cheese, fruit, seasoning blends, flour and sugar have experienced price volatility due to factors beyond our control. The company's objective is to offset commodity price increases with pricing actions and to offset any operating cost increases with continuous improvement savings. The company experienced material input cost inflation throughout fiscal 2014 and expects continued inflationary input costs in 2015.

Interest Rate and Commodity Risks
To mitigate the risk from interest rate and commodity price fluctuations, the company may enter into various hedging transactions that have been authorized pursuant to the company's policies and procedures. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Interest Rates During 2014 and 2013, all of the company's long-term debt was subject to fixed interest rates. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates, which would result in a maximum potential loss of approximately $14 million. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar maturities.

The company has interest rate risk associated with its pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Note 16 - Defined Benefit Pension Plans and Note 17 - Postretirement Health-Care and Life-Insurance Plans for additional information.

Commodities The company is a purchaser of certain commodities and inputs such as pork, beef, poultry, packaging and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn, corn syrup, soybean and corn oils, butter and sugar. We also raise turkeys and contract with turkey growers to meet our raw material requirements for whole birds and processed turkey products. Our costs for turkey are affected by the cost and supply of feed grains, including corn and soybean meal. Prices for all of these commodities are volatile and fluctuate due to factors that are difficult to predict and beyond our control, such as fluctuations in the commodity market, outbreaks of disease, the availability of supply, severe weather, consumer or industrial demand and changes in governmental and international trade, alternative energy and agricultural programs. The company attempts to reduce the market risk associated with these risks by entering into either physical forward contracts or derivative instruments. The company has policies governing the hedging instruments that can be used. In circumstances where commodity derivative instruments are used, there is a high correlation between the commodity costs and the derivative instrument. While we use commodity financial derivative instruments and forward purchase contracts to manage our exposure to short-term cost fluctuations, we do not fully hedge against changes in commodity prices.

For commodity derivative instruments held, the company uses a sensitivity analysis technique to evaluate the effect that a 10% change in the underlying commodity price would have on the market value of the company's commodity derivative instruments. The impact is not significant compared with the earnings and equity of the company.

In millions	2014	2013
Effect of a 10% change in market price
Grains & oilseeds	$5	$3
Energy	3	3
Other commodities	1	2

Risk Management Activities
The company maintains risk management control systems to monitor the interest rate and commodity risks, and the company's offsetting hedge positions. The risk management control system uses analytical techniques including market value and sensitivity analysis.

Sensitivity Analysis The sensitivity analysis is the measurement of the potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selective hypothetical changes in interest rates, foreign currency exchange rates, commodity prices and other market rates or prices over a selected time.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hillshire Brands Company
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of The Hillshire Brands Company and subsidiaries (the "Company") as of June 28, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year ended June 28, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hillshire Brands Company and subsidiaries at June 28, 2014, and the results of their operations and their cash flows for the year ended June 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 28, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Chicago, Illinois
August 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of The Hillshire Brands Company

In our opinion, the consolidated balance sheet as of June 29, 2013 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the two years in the period ended June 29, 2013 present fairly, in all material respects, the financial position of The Hillshire Brands Company and its subsidiaries at June 29, 2013, and the results of their operations and their cash flows for each of the two years in the period ended June 29, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended June 29, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
August 23, 2013

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
In millions except per share data	June 28, 2014	June 29, 2013	June 30, 2012
Continuing Operations
Net sales	$4,085	$3,920	$3,958
Cost of sales	2,920	2,758	2,857
Selling, general and administrative expenses	845	855	930
Net charges for exit activities, asset and business dispositions	14	9	81
Impairment charges	—	1	14
Operating income	306	297	76
Interest expense	48	48	77
Interest income	(9)	(7)	(5)
Debt extinguishment costs	—	—	39
Income (loss) from continuing operations before income taxes	267	256	(35)
Income tax expense (benefit)	55	72	(15)
Income (loss) from continuing operations	212	184	(20)
Discontinued Operations
Income from discontinued operations net of tax expense (benefit) of $1, $(8), and $(603)	1	15	463
Gain on sale of discontinued operations, net of tax expense of nil, $15, and $367	—	53	405
Net income from discontinued operations	1	68	868
Net income	213	252	848
Less: Income from noncontrolling interests, net of tax
Discontinued operations	—	—	3
Net income attributable to Hillshire Brands	$213	$252	$845
Amounts attributable to Hillshire Brands
Net income (loss) from continuing operations	$212	$184	$(20)
Net income from discontinued operations	1	68	865
Net income attributable to Hillshire Brands	$213	$252	$845
Earnings per share of common stock
Basic
Income (loss) from continuing operations	$1.72	$1.50	$(0.16)
Net income	$1.73	$2.05	$7.13
Diluted
Income (loss) from continuing operations	$1.71	$1.49	$(0.16)
Net income	$1.72	$2.04	$7.13
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
In millions	June 28, 2014	June 29, 2013	June 30, 2012
Net income	$213	$252	$848
Translation adjustments, net of tax of nil, $(6), $(17) respectively	(1)	(21)	(23)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax of nil, $4, nil respectively	1	(8)	2
Pension/Postretirement activity, net of tax of $5, $(14), $26 respectively	(8)	26	(21)
Comprehensive income	205	249	806
Comprehensive income attributable to non-controlling interests	—	—	3
Comprehensive income attributable to Hillshire Brands	$205	$249	$803
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

In millions	June 28, 2014	June 29, 2013
Assets
Cash and equivalents	$236	$400
Short-term investments	87	—
Trade accounts receivable, less allowances of $2 in 2014 and $2 in 2013	232	219
Inventories
Finished goods	226	207
Work in process	19	15
Materials and supplies	85	91
	330	313
Current deferred income taxes	128	71
Income tax receivable	13	18
Other current assets	57	85
Total current assets	1,083	1,106
Property
Land	25	25
Buildings and improvements	771	790
Machinery and equipment	1,164	1,095
Construction in progress	118	93
	2,078	2,003
Accumulated depreciation	1,239	1,185
Property, net	839	818
Trademarks and other identifiable intangibles, net	240	121
Goodwill	452	348
Deferred income taxes	47	20
Other noncurrent assets	47	21
	$2,708	$2,434

Liabilities and Equity
Accounts payable	$365	$295
Accrued liabilities
Payroll and employee benefits	135	110
Advertising and promotion	119	124
Other accrued liabilities	85	123
Current maturities of long-term debt	105	19
Total current liabilities	809	671
Long-term debt	839	932
Pension obligation	116	119
Other liabilities	307	228
Contingencies and commitments (Note 14)
Equity
Hillshire Brands common stockholders' equity:
Common stock: (authorized $1,200,000,000 shares; $0.01 par value) Issued and outstanding - 123,755,082 shares in 2014 and 123,247,815 shares in 2013	1	1
Capital surplus	228	200
Retained earnings	607	477
Unearned stock of ESOP	(50)	(53)
Accumulated other comprehensive (loss)	(149)	(141)
Total equity	637	484
	$2,708	$2,434
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

		Hillshire Brands Common Stockholders' Equity
In millions	Total	Common Stock	Capital Surplus	Retained Earnings	Unearned Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
BALANCES AT JULY 2, 2011	1,893	6	39	2,161	(77)	(265)	29
Net income	848	—	—	845	—	—	3
Translation adjustments, net of tax of $(17)	(23)	—	—	—	—	(23)	—
Net unrealized gain on qualifying cash flow hedges, net of tax of nil	2	—	—	—	—	2	—
Pension/Postretirement activity, net of tax of $26	(21)	—	—	—	—	(21)	—
Dividends on common stock	(138)	—	—	(138)	—	—	—
Dividends paid on noncontrolling interest/Other	(2)	—	—	—	—	—	(2)
Disposition of noncontrolling interest	(29)	—	—	—	—	—	(29)
Repurchase of noncontrolling interest	(10)	—	(9)	—	—	—	(1)
Spin-off of International Coffee and Tea business	(2,408)	—	(5)	(2,566)	—	163	—
Stock issuances -
Restricted stock	14	—	21	(7)	—	—	—
Stock option and benefit plans	94	—	94	—	—	—	—
Reverse stock split	—	(5)	5	—	—	—	—
ESOP tax benefit, redemptions and other	15	—	(1)	—	16	—	—
BALANCES AT JUNE 30, 2012	235	1	144	295	(61)	(144)	—
Net income	252	—	—	252	—	—	—
Translation adjustments, net of tax of $(6)	(21)	—	—	—	—	(21)	—
Net unrealized loss on qualifying cash flow hedges, net of tax of $4	(8)	—	—	—	—	(8)	—
Pension/Postretirement activity, net of tax of $(14)	26	—	—	—	—	26	—
Dividends on common stock	(61)	—	—	(61)	—	—	—
Spin-off of International Coffee and Tea business	(3)	—	—	(9)	—	6	—
Stock issuances -
Restricted stock	3	—	3	—	—	—	—
Stock option and benefit plans	52	—	52	—	—	—	—
ESOP tax benefit, redemptions and other	9	—	1	—	8	—	—
BALANCES AT JUNE 29, 2013	484	1	200	477	(53)	(141)	—
Net income	213	—	—	213	—	—	—
Translation adjustments, net of tax of nil	(1)	—	—	—	—	(1)	—
Net unrealized gain on qualifying cash flow hedges, net of tax of nil	1	—	—	—	—	1	—
Pension/Postretirement activity, net of tax of $5	(8)	—	—	—	—	(8)	—
Dividends on common stock	(87)	—	—	(87)	—	—	—
Spin-off of International Coffee and Tea	5	—	—	5	—	—	—
Stock issuances -
Restricted stock	1	—	1	—	—	—	—
Stock option and benefit plans	57	—	57	—	—	—	—
Share repurchases and retirements	(30)	—	(30)	—	—	—	—
ESOP tax benefit, redemptions and other	2	—	—	(1)	3	—	—
BALANCES AT JUNE 28, 2014	$637	$1	$228	$607	$(50)	$(149)	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions	June 28, 2014	June 29, 2013	June 30, 2012
Operating Activities
Net income	$213	$252	$848
Adjustments to reconcile net income to net cash from operating activities
Depreciation	131	148	266
Amortization	24	18	46
Impairment charges	—	1	428
Net gain on business dispositions	—	(75)	(772)
Increase (decrease) in deferred income taxes	(55)	44	(400)
Pension contributions, net of income/expense	(10)	(14)	(226)
Refundable tax on Senseo payments	—	—	(43)
Debt extinguishment costs	—	—	39
Other	(44)	(11)	(70)
Change in current assets and liabilities, net of businesses acquired and sold
Trade accounts receivable	(9)	19	66
Inventories	(13)	(38)	34
Other current assets	(24)	30	(30)
Accounts payable	44	(52)	29
Accrued liabilities	(16)	(89)	94
Income taxes	10	20	(60)
Net cash from operating activities	251	253	249
Investing Activities
Purchases of property and equipment	(140)	(135)	(314)
Purchases of software and other intangibles	(13)	(5)	(188)
Acquisitions of businesses	(200)	—	(30)
Dispositions of businesses and investments	—	96	2,033
Insurance proceeds	50	—	—
Proceeds from note receivable	55	—	—
Cash balance of International Coffee and Tea business at spin-off	—	—	(2,061)
Cash received from derivative transactions	3	—	31
Cash used to invest in short-term investments	(354)	—	—
Cash received from maturing short-term investments	263	—	—
Sales of assets	1	3	8
Net cash used in investing activities	(335)	(41)	(521)
Financing Activities
Issuances of common stock	37	47	84
Purchases of common stock	(30)	—	—
Borrowings of other debt	—	—	851
Repayments of other debt and derivatives	(20)	(46)	(1,811)
Net change in financing with less than 90-day maturities	—	—	(204)
Stock compensation income tax benefits	13	—	15
Purchase of non-controlling interest	—	—	(10)
Payments of dividends	(80)	(46)	(271)
Net cash used in financing activities	(80)	(45)	(1,346)
Effect of changes in foreign exchange rates on cash	—	(2)	(213)
Increase (decrease) in cash and equivalents	(164)	165	(1,831)
Add: Cash balance of discontinued operations at beginning of year	—	—	1,992
Less: Cash balance of discontinued operations at end of year	—	—	—
Cash and equivalents at beginning of year	400	235	74
Cash and equivalents at end of year	$236	$400	$235
Supplemental Cash Flow Data
Cash paid for restructuring charges	$70	$102	$512
Cash contributions to pension plans	$9	$8	$213
Cash paid for income taxes	$101	$15	$209
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations
The Hillshire Brands Company (corporation, company or Hillshire Brands) is a U.S.-based company that primarily focuses on manufacturing and marketing branded convenient foods. The company's principal product lines are branded packaged meat products and frozen bakery products. Sales are made in both the retail channel, to supermarkets, warehouse clubs and national chains, and the foodservice channel.

The relative importance of each of the company's business segments over the past three years, as measured by sales and operating segment income, is presented in Note 19 - Business Segment Information, of these financial statements.

Basis of Presentation
The Consolidated Financial Statements include the accounts of the company and all subsidiaries where we have a controlling financial interest. The consolidated financial statements include the accounts of a variable interest entity (VIE) for which the company is deemed the primary beneficiary. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition, or up to the date of disposal. Intercompany balances and transactions have been eliminated in consolidation.

The fiscal year ends on the Saturday closest to June 30. Fiscal 2014, 2013 and 2012 were 52-week years. Unless otherwise stated, references to years relate to fiscal years.

Certain 2013 and 2012 amounts have been reclassified to conform to the 2014 presentation.

Discontinued Operations
The results of the Australian Bakery, International Coffee and Tea, North American Foodservice Beverage, European Bakery, North American Fresh Bakery, North American Refrigerated Dough, and International Household and Body Care businesses were reported as discontinued operations in the company's 2013 Annual Report on Form 10-K. The results of operations of these businesses through the date of disposition are presented as discontinued operations in the Consolidated Statements of Income for all periods presented. Prior to disposition, the assets and liabilities of discontinued operations are aggregated and reported on separate lines of the Consolidated Balance Sheets.

Note 2 - Summary of Significant Accounting Policies

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP).

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant estimates in these Consolidated Financial Statements include allowances for doubtful accounts receivable, net realizable value of inventories, sales incentives, useful lives of property and identifiable intangible assets, the evaluation of the recoverability of property, identifiable intangible assets and goodwill, self-insurance reserves, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, and the volatility, expected lives and forfeiture rates for stock compensation instruments granted to employees. Actual results could differ from these estimates.

Reacquired Shares
The company is incorporated in the State of Maryland and under the laws of that state shares of its own stock that are acquired by the company constitute authorized but unissued shares. The cost of the acquisition by the company of shares of its own stock in excess of the aggregate par value of the shares first reduces capital surplus, to the extent available, with any residual cost applied against retained earnings.

Sales Recognition and Incentives
The company recognizes sales when they are realized or realizable and earned. The company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price charged is fixed or determinable, and collectability is reasonably assured. For the company, this generally means that we recognize sales when title to and risk of loss of our products pass to our resellers or other customers. In particular, title usually transfers upon receipt of our product at our customers' locations, or upon shipment, as determined by the specific sales terms of the transactions.

Sales are recognized as the net amount to be received after deducting estimated amounts for sales incentives, trade allowances and product returns. The company estimates trade allowances and product returns based on historical results taking into consideration the customer, transaction and specifics of each arrangement. The company provides a variety of sales incentives to resellers and consumers of its products, and the policies regarding the recognition and display of these incentives within the Consolidated Statements of Income are as follows:

Discounts, Coupons and Rebates The cost of these incentives is recognized at the later of the date at which the related sale is recognized or the date at which the incentive is offered. The cost of these incentives is estimated using a number of factors, including historical utilization and redemption rates. Substantially all cash incentives of this type are included in the determination of net sales. Incentives offered in the form of free product are included in the determination of cost of sales.

Slotting Fees Certain retailers require the payment of slotting fees in order to obtain space for the company's products on the retailer's store shelves. These amounts are included in the determination of net sales when a liability to the retailer is created.

Volume-Based Incentives These incentives typically involve rebates or refunds of a specified amount of cash only if the reseller reaches a specified level of sales. Under incentive programs of this nature, the company estimates the incentive and allocates a portion of the incentive to reduce each underlying sales transaction with the customer.

Cooperative Advertising Under these arrangements, the company agrees to reimburse the reseller for a portion of the costs incurred by the reseller to advertise and promote certain of the company's products. The company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity first takes place. The costs of these incentives are generally included in the determination of net sales.

Fixtures and Racks Store fixtures and racks are given to retailers to display certain of the company's products. The costs of these fixtures and racks are recognized as expense in the period in which they are delivered to the retailer.

Advertising Expense
Advertising costs, which include the development and production of advertising materials and the communication of this material through various forms of media, are expensed in the period the advertising first takes place. Advertising expense is recognized in Selling, general and administrative expenses in the Consolidated Statements of Income. Total media advertising expense for continuing operations was $104 million in 2014, $113 million in 2013 and $86 million in 2012.

Cash and Equivalents
All highly liquid investments purchased with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

Accounts Receivable Valuation
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information.

Shipping and Handling Costs
Shipping and handling costs are $250 million in 2014, $249 million in 2013 and $258 million in 2012. These costs are recognized in Selling, general and administrative expenses in the Consolidated Statements of Income.

Inventory Valuation
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as a reduction in the cost of the related inventory item, and are therefore, reflected in cost of sales when the related inventory item is sold.

Recognition and Reporting of Planned Business Dispositions
When a decision to dispose of a business component is made, it is necessary to determine how the results will be presented within the financial statements and whether the net assets of that business are recoverable. The following summarizes the significant accounting policies and judgments associated with a decision to dispose of a business.

Discontinued Operations A discontinued operation is a business component that meets several criteria. First, it must be possible to clearly distinguish the operations and cash flows of the component from other portions of the business. Second, the operations need to have been sold, spun-off or classified as held for sale. Finally, after the disposal, the cash flows of the component must be eliminated from continuing operations and the company may not have any significant continuing involvement in the business. Significant judgments are involved in determining whether a business component meets the criteria for discontinued operation reporting and the period in which these criteria are met. The results for a business to be spun-off do not meet the criteria for discontinued operations reporting until the completion of the spin-off.

If a business component is reported as a discontinued operation, the results of operations through the date of sale are presented on a separate line of the income statement. Interest on corporate level debt is not allocated to discontinued operations. Any gain or loss recognized upon the disposition of a discontinued operation is also reported on a separate line of the income statement. Prior to disposition, the assets and liabilities of discontinued operations are aggregated and reported on separate lines of the balance sheet.

Gains and losses related to the sale of business components that do not meet the discontinued operation criteria are reported in continuing operations and separately disclosed, if significant.

Businesses Held for Sale In order for a business to be classified as held for sale, several criteria must be achieved. These criteria include, among others, an active program to market the business and locate a buyer, as well as the probable disposition of the business within one year. Upon being classified as held for sale, the recoverability of the carrying value of a business must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill, intangible assets not subject to amortization and other assets are assessed. After the valuation process is completed, the held for sale business is reported at the lower of its carrying value or fair value less cost to sell and no additional depreciation expense is recognized related to property. The carrying value of a held for sale business includes the portion of the cumulative translation adjustment related to the operation. Once a business is classified as held for sale, all of its historical balance sheet information is included in assets and liabilities held for sale in the balance sheet.

Businesses Held for Use If a decision to dispose of a business is made and the held for sale criteria are not met, the business is considered held for use and its assets are evaluated for recoverability in the following order: assets other than goodwill; property and intangibles subject to amortization; and finally, goodwill. In evaluating the recoverability of property and intangible assets subject to amortization, in a held for use business, the carrying value of the business is first compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the operation. If the carrying value exceeds the undiscounted expected cash flows, then an impairment is recognized to the extent the carrying value of the business exceeds its fair value.

There are inherent judgments and estimates used in determining future cash flows and it is possible that additional impairment charges may occur in future periods. In addition, the sale of a business can result in the recognition of a gain or loss that differs from that anticipated prior to the closing date.

Property
Property is stated at historical cost and depreciation is computed using the straight-line method over the lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 25 years and buildings and building improvements over periods of up to 40 years. Additions and improvements that substantially extend the useful life of a particular asset and interest costs incurred during the construction period of major properties are capitalized. Leasehold improvements are capitalized and amortized over the shorter of the remaining lease term or remaining economic useful life. As of June 28, 2014, the company had $27 million in capital expenditures within accounts payable. Repairs and maintenance costs are charged to expense. Upon the sale or disposition of property, the cost and related accumulated depreciation are removed from the accounts. Interest expense is capitalized for capital projects over $1 million that are in process for more than three months. Capitalized interest was $3 million in 2014, $2 million in 2013 and $5 million in 2012.

Property is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in the business climate, current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life or spun-off. Recoverability of property is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the estimated future undiscounted cash flows then an asset is not recoverable. The impairment loss recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value.

Assets that are to be disposed of by sale are recognized in the financial statements at the lower of carrying amount or fair value, less cost to sell, and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria.

Trademarks and Other Identifiable Intangible Assets
The primary identifiable intangible assets of the company are trademarks and customer relationships acquired in business combinations and computer software. The company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of a finite-lived identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, expected changes in distribution channels and the level of maintenance expenditures required to obtain future cash flows.

Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating the recoverability of property, plant and equipment. Identifiable intangible assets not subject to amortization are assessed for impairment at least annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. In making this assessment, management relies on a number of factors to discount estimated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent assumptions and judgments required in the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Goodwill
Goodwill is the difference between the purchase price and the fair value of the assets acquired and liabilities assumed in a business combination. When a business combination is completed, the assets acquired and liabilities assumed are assigned to the reporting unit or units of the company given responsibility for managing, controlling and generating returns on these assets and liabilities. Reporting units are business components at or one level below the operating segment level for which discrete financial information is available and reviewed by segment management. In many instances, all of the acquired assets and liabilities are assigned to a single reporting unit and in these cases all of the goodwill is assigned to the same reporting unit. In those situations in which the acquired assets and liabilities are allocated to more than one reporting unit, the goodwill to be assigned to each reporting unit is determined in a manner similar to how the amount of goodwill recognized in the business combination is determined.

Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events may occur. The company performs its annual review for impairment in the fourth quarter of each fiscal year. The company uses accounting standards regarding goodwill impairment reviews that permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. Some of the factors considered in the qualitative assessment process were the overall financial performance of the business including current and expected cash flows, revenues and earnings; changes in macroeconomic or industry conditions; changes in cost factors such as raw materials and labor; and changes in management, strategy or customers. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value is less than the carrying amount, then the two-step process of impairment testing is unnecessary.

However, if the qualitative assessment discussed above indicates that there may be a possible impairment then the first step of the goodwill impairment test is required to be performed. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process is necessary and involves a comparison of the implied fair value and the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair values of the reporting units. In making this assessment, management relies on a number of factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. The fair value of reporting units is estimated based on a discounted cash flow model. The discounted cash flow model uses management's business plans and projections as the basis for expected future cash flows for the first three years and a residual growth rate thereafter. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units. A separate discount rate derived from published sources was utilized for each reporting unit. Rates used to discount cash flows are dependent upon interest rates, market-based risk premium and the cost of capital at a point in time. Because some of the inherent assumptions and estimates used in determining the fair value of these reporting units are outside the control of management, including interest rates, market-based risk premium, the cost of capital, and tax rates, changes in these underlying assumptions and our credit rating can also adversely impact the business units' fair values. The amount of any impairment is dependent on these factors, which cannot be predicted with certainty.

Exit and Disposal Activities
Exit and disposal activities primarily consist of various actions to sever employees, exit certain contractual obligations and dispose of certain assets. Charges are recognized for these actions in the period in which the liability is incurred. Adjustments to previously recorded charges resulting from a change in estimated liability are recognized in the period in which the change is identified. Our methodology used to record these charges is described below.
Severance Severance actions initiated by the company are generally covered under previously communicated benefit arrangements, which provides for termination benefits in the event that an employee is involuntarily terminated. Liabilities are recorded under these arrangements when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. This generally occurs when management with the appropriate level of authority approves an action to terminate employees who have been identified and targeted for termination within one year.
Noncancelable Lease and Contractual Obligations Liabilities are incurred for noncancelable lease and other contractual obligations when the company terminates the contract in accordance with contract terms or when the company ceases using the right conveyed by the contract or exits the leased space. The charge for these items is determined based on the fair value of remaining lease rentals reduced by the fair value of estimated sublease rentals that could reasonably be obtained for the property, estimated using an expected present value technique.
Other For other costs associated with exit and disposal activities, a charge is recognized at its fair value in the period in which the liability is incurred, estimated using an expected present value technique, generally when the services are rendered.

Stock-Based Compensation
The company recognizes the cost of employee services received in exchange for awards of equity instruments over the vesting period based upon the grant date fair value of those awards.

Income Taxes
The company's tax rate from period to period is affected by many factors. The most significant of these factors includes changes in tax legislation, the tax characteristics of the company's income, the timing and recognition of goodwill impairments and acquisitions and dispositions. In addition, the company's tax returns are routinely audited and finalization of issues raised in these audits sometimes affects the tax provision. It is reasonably possible that tax legislation in the jurisdictions in which the company does business may change in future periods. While such changes cannot be predicted, if they occur, the impact on the company's tax assets and obligations will need to be measured and recognized in the financial statements.

Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates for the years in which the differences are expected to reverse. The company continually assesses the recoverability of these deferred tax amounts and, where appropriate, provides a reserve for amounts that appear to be more likely than not unrecoverable. Federal income taxes are provided on that portion of the income of foreign subsidiaries that are expected to be remitted to the U.S. and be taxable. There is not a significant amount of income generated outside of the U.S.

The management of the company periodically estimates the probable tax obligations of the company using historical experience in tax jurisdictions and informed judgments in accordance with GAAP. For a tax benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authority. The company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these situations, the ultimate payment may be materially different from the estimated recorded amounts. Any adjustment to a tax reserve impacts the company's tax expense in the period in which the adjustment is made.

Defined Benefit, Postretirement and Life-Insurance Plans
The company recognizes the funded status of defined pension and postretirement plans in the Consolidated Balance Sheet. The funded status is measured as the difference between the fair market value of the plan assets and the benefit obligation. The company measures its plan assets and liabilities as of its fiscal year end. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Any overfunded status is recognized as an asset and any underfunded status is recognized as a liability. Any transitional asset/(liability), prior service cost (credit) or actuarial (gain)/loss that has not yet been recognized as a component of net periodic cost is recognized in the accumulated other comprehensive income section of the Consolidated Statements of Equity, net of tax. Accumulated other comprehensive income will be adjusted as these amounts are subsequently recognized as a component of net periodic benefit costs in future periods.

Financial Instruments
The company uses financial instruments, including options and futures to manage its exposures to movements in commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the company. The company does not use derivatives for trading purposes and is not a party to leveraged derivatives.

The company uses either hedge accounting or mark-to-market accounting for its derivative instruments. Under hedge accounting, the company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting and any deferred gains or losses are recorded in the Consolidated Statements of Income. Derivatives are recorded in the Consolidated Balance Sheets at fair value in other assets and other liabilities In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. For more information about accounting for derivatives see Note 15 - Financial Instruments.

Self-Insurance Reserves
The company purchases third-party insurance for workers' compensation, automobile and product and general liability claims that exceed a certain level. The company is responsible for the payment of claims under these insured limits. The undiscounted obligation associated with these claims is accrued based on estimates obtained from consulting actuaries. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. Accrued reserves, excluding any amounts covered by insurance, were $27 million as of June 28, 2014 and $32 million as of June 29, 2013.

Business Acquisitions
With respect to business acquisitions, the company is required to recognize and measure the identifiable assets acquired, liabilities assumed, contractual contingencies, contingent consideration and any noncontrolling interest in an acquired business at fair value on the acquisition date. In addition, the accounting guidance also requires expensing acquisition costs when incurred, recognizing restructuring costs in periods subsequent to the acquisition date and recording any adjustments to deferred tax asset valuation allowances and acquired uncertain tax positions after the measurement period in income tax expense.

Foreign Currency Translation
Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within common stockholders' equity. The company translates the results of operations of its foreign subsidiaries at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in Selling, general and administrative expense in the Consolidated Statements of Income.
Note 3 - Intangible Assets and Goodwill

Intangible Assets
The primary components of the intangible assets reported in continuing operations and the related amortization expense are as follows:

In millions	Gross Value	Accumulated Amortization	Net Book Value
2014
Intangible assets subject to amortization
Trademarks and brand names	$87	$5	$82
Customer relationships	131	49	82
Computer software	143	123	20
Other contractual agreements	13	1	12
	$374	$178	196
Trademarks and brand names not subject to amortization			44
Net book value of intangible assets			$240
2013
Intangible assets subject to amortization
Trademarks and brand names	31	4	27
Customer relationships	72	46	26
Computer software	133	112	21
Other contractual agreements	3	—	3
	$239	$162	77
Trademarks and brand names not subject to amortization			44
Net book value of intangible assets			$121
The company made two acquisitions during 2014 to further broaden its product offerings and to facilitate extension into additional categories. On September 6, 2013, the Retail segment acquired 100% of the common stock of Formosa Meat Company, Inc. (“Golden Island”) for $35 million. On May 15, 2014, the Retail segment acquired 100% of the capital stock of Healthy Frozen Food, Inc. (“Van's”) for approximately $165 million, net of cash acquired. As a result of the acquisitions, the company recognized a total of $104 million of goodwill and $125 million of brand names, customer relationships, and other intangibles.
The year-over-year change in the value of trademarks and brand names and customer relationships is primarily due to the acquisitions of Golden Island and Van's and the impact of amortization during the year. The amortization expense reported in continuing operations for intangible assets subject to amortization was $19 million in 2014, $17 million in 2013 and $21 million in 2012. The estimated amortization expense for the next five years, assuming no change in the estimated useful lives of identifiable intangible assets or changes in foreign exchange rates, is as follows: $22 million in 2015, $14 million in 2016, $14 million in 2017, $14 million in 2018 and $11 million in 2019. At June 28, 2014, the weighted average remaining useful life for trademarks is 19 years; customer relationships is 17 years; computer software is 2 years; and other contractual agreements is 9 years.
Goodwill
The goodwill reported in continuing operations associated with each business segment and the changes in those amounts during 2014 and 2013 are as follows:

In millions	Retail	Foodservice/Other	Total
Net Book Value at June 30, 2012
Gross goodwill	$139	$591	$730
Accumulated impairment losses	—	(382)	(382)
Net goodwill	139	209	348
Net Book Value at June 29, 2013
Gross goodwill	139	591	730
Accumulated impairment losses	—	(382)	(382)
Net goodwill	139	209	348
Acquisitions	104	—	104
Net Book Value at June 28, 2014
Gross goodwill	243	591	834
Accumulated impairment losses	—	(382)	(382)
Net goodwill	$243	$209	$452

Note 4 - Impairment Charges
The company recognized impairment charges in 2013 and 2012 and the significant impairments are reported as Impairment charges in the Consolidated Statements of Income. The impact of these charges is summarized in the following table:

In millions	Pretax Impairment Charge
2013
Retail	$1
2012
General corporate expenses	$14

No impairment charges were recognized in 2014.

The company currently tests goodwill and intangible assets not subject to amortization for impairment in the fourth quarter of its fiscal year and whenever a significant event occurs or circumstances change that would more likely than not reduce the fair value of these intangible assets. Other long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. The following is a discussion of each impairment charge:

2013
Retail Property The company recognized a $1 million impairment charge related to machinery and equipment within the Retail segment, which was determined to no longer have any future use by the company.

2012
Capitalized Computer Software The company recognized a $14 million impairment charge related to the write-down of capitalized computer software, which was determined to no longer have any future use by the company. These charges were recognized as part of general corporate expenses.

Note 5 - Discontinued Operations
The results of the fresh bakery, refrigerated dough and foodservice beverage operations in North America and the international coffee and tea, household and body care, European bakery and Australian bakery businesses are classified as discontinued operations and are presented as discontinued operations in the Consolidated Statements of Income for all periods presented. The assets and liabilities for these businesses met the accounting criteria to be classified as held for sale and have been aggregated and reported on a separate line of the Consolidated Balance Sheet prior to disposition.

North American Operations
North American Fresh Bakery On October 21, 2011, the company announced an agreement with Grupo Bimbo that allowed the parties to complete the previously announced sale of its North American Fresh Bakery business for a purchase price of $709 million. The sale also included a small portion of business that was part of the North American Foodservice/Other segment which is not reflected as discontinued operations as it did not meet the definition of a component pursuant to the accounting rules. The transaction closed on November 4, 2011 and Hillshire Brands received $717 million, which included working capital and other purchase price adjustments. The company entered into a customary transition services agreement with the purchaser of this business to provide for the orderly separation of the business and transition of various administrative functions and processes which ended in the fourth quarter of 2013.

The buyer of the North American Fresh Bakery business assumed all the pension and postretirement medical liabilities associated with these businesses, including any multi-employer pension liabilities. An actuarial analysis under ERISA guidelines was performed to determine the final plan assets that should be transferred to support the pension liabilities assumed by the buyer. The transfer of the benefit plan liabilities to the buyer resulted in the recognition of a $36 million settlement loss related to the defined benefit pension plans and a $71 million settlement gain and a $44 million curtailment gain related to the postretirement benefit plans. These amounts have been included in the gain on disposition of this business.

North American Foodservice Beverage On October 24, 2011, the company announced that it had entered into an agreement to sell the majority of its North American Foodservice Beverage operations to the J.M. Smucker Company (Smuckers) for $350 million. The transaction closed on December 31, 2011, resulting in the recognition of a pretax gain of $222 million in the second quarter of 2012. The company received $376 million of proceeds, which included a working capital adjustment. The company entered into a customary transition services agreement with Smuckers to provide for the orderly separation of the business and the transition of various administrative functions and processes which ended in the fourth quarter of 2012. The company also entered into a 10 year partnership to collaborate on liquid coffee innovation that will pay the company approximately $50 million plus growth-related royalties over the 10 year period. While this arrangement provided a continuation of cash flows subsequent to the divestiture, it did not represent significant continuing cash flows or significant continuing involvement that would have precluded classification of the North American Foodservice Beverage component as a discontinued operation. This partnership agreement was subsequently transferred to the international coffee and tea business as part of the spin-off. The company performed an updated impairment analysis for the remaining assets for sale in the North American Foodservice Beverage component and recognized a pretax impairment charge of $6 million in 2012 which has been recognized in the operating results for discontinued operations. The company has also recognized exit-related costs for this business which is included in the operating results for discontinued operations.

North American Foodservice Refrigerated Dough On August 9, 2011, the company announced it had entered into an agreement to sell its North American Foodservice Refrigerated Dough business to Ralcorp for $545 million. The company received $552 million of proceeds, which included working capital adjustments. The company entered into a customary transitional services agreement with the purchaser of this business to provide for the orderly separation of the business and the orderly transition of various functions and processes which ended in the fourth quarter of 2012.

International Operations
Australian Bakery In February 2013, the company completed the sale of its Australian Bakery business. Using foreign currency exchange rates on the date of the transaction, the company received cash proceeds of $85 million and reported an after tax gain on disposition of $42 million. During the second quarter of 2014, the company received a tax refund of approximately AUD 2.0 million ($1.9 million USD) related to Australian Bakery discontinued operations, which was recorded as results of discontinued operations in the Consolidated Statements of Income.

International Coffee and Tea On June 28, 2012, the company's International Coffee and Tea business was spun off into a new public company called D.E MASTER BLENDERS 1753 N.V. (DEMB). The separation was effected as follows: a distribution of all of the common stock of a U.S. subsidiary that held all of the company's International Coffee and Tea business (CoffeeCo) was made to an exchange agent on behalf of the company's shareholders of record. Immediately after the distribution of CoffeeCo common stock, CoffeeCo paid a $3.00 per share dividend, which totaled $1.8 billion. After the payment of the dividend, CoffeeCo merged with a subsidiary of DEMB. As a result of the spin-off, the historical results of the International Coffee and Tea business have been reported as a discontinued operation in the company's consolidated financial statements. The company entered into a master separation agreement that provided for the orderly separation of the business and transition of various administrative functions and processes and a separate tax sharing agreement whereby DEMB agreed to indemnify the company for certain tax liabilities that could result from the spin-off and certain related transactions. The company does not have any significant continuing involvement in the business and does not expect any material direct cash inflows or outflows with this business.

European Bakery During the first quarter of 2012, management decided to divest the Spanish bakery and French refrigerated dough businesses, collectively referred to as European Bakery, requiring that these businesses be tested for impairment under the available for sale model. Based on an estimate of the anticipated proceeds for these businesses, the company recognized a pretax impairment charge of $379 million for the European Bakery businesses in 2012. A tax benefit of $38 million was recognized on these impairment charges. On October 10, 2011, the company announced that it had signed an agreement to sell the Spanish bakery business to Grupo Bimbo for €115 million and closed the transaction in the second quarter of 2012. In the third quarter of 2012, the company also completed the disposition of its French refrigerated dough business for €115 million. An $11 million pretax gain was recognized in 2012 on the sale of both the Spanish bakery and French refrigerated dough businesses.

Air Care Products Business In July 2010, the company sold a majority of its air care products business. However, certain operations were retained in Spain until production related to non-air care businesses ceased at the facility. The sale of the Spanish facility closed in the third quarter of 2012 and the company received $44 million of proceeds and recognized a pretax loss on the sale of this facility of $10 million.

Shoe Care Business In May 2011, the company completed the sale of the majority of its shoe care businesses. However, certain other shoe care businesses were sold on a delayed basis. In 2012, the company closed on the sale of its shoe care business in Malaysia, China and Indonesia and received $56 million of proceeds, which included working capital adjustments.

Non-Indian Insecticides Business The company began selling portions of its Non-Indian Insecticides business in December 2010. The company recognized a pretax gain of $255 million on such dispositions in 2012.

Results of Discontinued Operations
The amounts in the tables below reflect the operating results of the businesses reported as discontinued operations up through the date of disposition, exclusive of any gains or losses related to the disposal of these discontinued operations.

In millions	Net Sales	Pretax Income (Loss)	Income (Loss)
2014
Australian Bakery	—	2	1
Total	$—	$2	$1
2013
North American Fresh Bakery	$—	$1	$1
North American Foodservice Beverage	—	3	2
International Coffee and Tea	—	—	6
European Bakery	—	—	(3)
International Household and Body Care	—	—	1
Australian Bakery	80	3	8
Total	$80	$7	$15
2012
North American Fresh Bakery	$724	$29	$163
North American Refrigerated Dough	74	13	9
North American Foodservice Beverage	330	(15)	(9)
International Coffee and Tea	3,728	224	662
European Bakery	262	(384)	(358)
International Household and Body Care	111	(5)	(2)
Australian Bakery	136	(2)	(2)
Total	$5,365	$(140)	$463
In 2012, as a consequence of the spin-off, the company released approximately $623 million of deferred tax liabilities on its balance sheet related to the repatriation of foreign earnings with a corresponding reduction in the tax expense of the discontinued International Coffee and Tea business.

Gain (Loss) on the Sale of Discontinued Operations
The gain (loss) on the sale of discontinued operations recognized in 2013 and 2012 are summarized in the following tables. There was no gain (loss) on the sale of discontinued operations recognized during 2014.

In millions	Pretax Gain (Loss) on Sale	Tax (Expense)/Benefit	After Tax Gain (Loss)
2013
North American Fresh Bakery	$10	$(4)	$6
North American Foodservice Beverage	2	2	4
North American Refrigerated Dough	—	(1)	(1)
Non-European Insecticides	—	2	2
Australian Bakery	56	(14)	42
Total	$68	$(15)	$53
2012
North American Fresh Bakery	$94	$(33)	$61
North American Foodservice Beverage	222	(76)	146
North American Refrigerated Dough	198	(156)	42
European Bakery	11	(45)	(34)
Non-European Insecticides	249	(59)	190
Air Care Products	(10)	(1)	(11)
Other Household and Body Care	8	3	11
Total	$772	$(367)	$405
The gain on sale of discontinued operations in fiscal 2013 represents the impact of a final purchase price adjustment related to the North American fresh bakery disposition and gain related to the disposition of two manufacturing facilities related to the North American foodservice beverage operations, the gain on sale of the Australian bakery business as well as tax adjustments of prior year provision estimates related to business dispositions.
In 2012, the $156 million tax expense recognized on the sale of the North American Refrigerated Dough business was impacted by the $254 million of goodwill that had no tax basis and the $45 million of tax expense recognized on the sale of the European Bakery businesses was impacted by $140 million of cumulative translation adjustments that had no tax basis.

Discontinued Operations Cash Flows
The company's discontinued operations impacted the cash flows of the company as follows:

In millions	2014	2013	2012
Discontinued operations impact on
Cash from operating activities	$1	$10	$122
Cash from (used in) investing activities	—	86	(368)
Cash used in financing activities	(1)	(95)	(1,530)
Effect of changes in foreign exchange rates on cash	—	(1)	(216)
Net cash impact of discontinued operations	$—	$—	$(1,992)
Cash balance of discontinued operations
At start of period	$—	$—	$1,992
At end of period	—	—	—
Increase (decrease) in cash of discontinued operations	$—	$—	$(1,992)
The cash used in financing activities in 2014, 2013 and 2012 primarily represents the net transfers of cash with the corporate office. The net assets of the discontinued operations includes only the cash noted above as most of the cash of those businesses, with the exception of the International Coffee and Tea business, has been retained as a corporate asset.

There were no assets held for sale or disposition as of June 28, 2014 and June 29, 2013.

Note 6 - Exit, Disposal and Restructuring Activities
The company has incurred exit, disposition and restructuring charges for initiatives designed to improve its operational performance and reduce cost. The nature of the costs incurred under these plans determine where they are classified in the financial statements. Our restructuring activities are recorded in one of two areas:
1. Exit Activities, Asset and Business Disposition Actions
These amounts primarily relate to:
•Employee termination costs
•Lease and contractual obligation exit costs
•Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations
On April 4, 2014, the company announced that it will discontinue all production at its Florence, Alabama facility by December 30, 2014. As a result of the facility closure, the company expects to incur cash charges of approximately $12.6 million. These costs include cash severance charges of approximately $9.6 million, all of which have been recognized within Net charges for exit activities, asset and business dispositions in the Consolidated Statements of Income as of June 28, 2014. Other cash closure costs of approximately $3.0 million are expected to be incurred prior to the end of 2016.

2. Costs Recognized in Selling, General and Administrative Expenses
These amounts primarily relate to:

•	Expenses associated with the installation of information systems related to ongoing restructuring activities

•	Consulting costs related to restructuring activities

•	Costs associated with the renegotiation of contracts for services with outside third-party vendors as part of the spin-off of the International Coffee and Tea operations
These costs are recognized in Selling, general and administrative expenses in the Consolidated Statements of Income as they do not qualify for treatment as an exit activity or asset and business disposition pursuant to the accounting rules for exit and disposal activities. However, management believes that the disclosure of these charges provides the reader with greater transparency to the total cost of the initiatives.
The following is a summary of the expenses associated with all exit, disposal and ongoing restructuring actions, as well as where the costs are reflected in the Consolidated Statements of Income:

In millions	2014	2013	2012
Exit and business dispositions	$14	$9	$81
Selling, general and administrative expenses	44	39	115
Decrease in income from continuing operations before income taxes	$58	$48	$196
The impact of these actions on the company's business segments and unallocated corporate expenses is summarized as follows:

In millions	2014	2013	2012
Retail	$9	$(1)	$14
Foodservice/Other	2	(2)	4
Expense (income) in operating segments	11	(3)	18
General corporate expenses	47	51	178
Total	$58	$48	$196
The following table summarizes the activity during 2014 related to exit, disposal and restructuring related actions and the status of the related accruals as of June 28, 2014. The accrued amounts remaining represent the estimated cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next 12 months.

In millions	Employee termination and other benefits	IT and other costs	Non-cancellable leases/ contractual obligations	Total
Accrued costs as of June 29, 2013	$10	$5	$23	$38
Exit, disposal, and other costs (income) recognized during 2014	13	44	1	58
Cash payments	(9)	(42)	(19)	(70)
Noncash charges	—	(1)	—	(1)
Accrued costs as of June 28, 2014	$14	$6	$5	$25
Note 7 - Common Stock
On June 28, 2012, the company effected a 1-for-5 reverse stock split of Hillshire Brands common stock. As a result, every five shares of Sara Lee Corporation common stock were converted into one share of Hillshire Brands common stock. Any reference to the number of shares outstanding or any per share amounts has been adjusted to reflect the impact of this reverse stock split.

Changes in outstanding shares of common stock for the past three years were:

Shares in thousands	2014	2013	2012
Beginning balances	123,248	120,644	117,420
Stock issuances
Stock option and benefit plans	1,379	2,436	1,104
Restricted stock plans	37	155	2,119
Reacquired shares	(933)	—	—
Other	24	13	1
Ending balances	123,755	123,248	120,644
Common stock dividends and dividend-per-share amounts declared on outstanding shares of common stock were:

In millions except per share data	2014	2013	2012
Common stock dividends declared	$86	$61	$137
Dividends per share amount declared	$0.70	$0.50	$1.15
During 2014, the company repurchased 0.9 million shares at a cost of $30 million under an existing share repurchase program which authorized the company to repurchase $1.2 billion of common stock.

As of June 28, 2014, the remaining amount authorized for repurchase is $1.2 billion of common stock under an existing share repurchase program, plus 2.7 million shares of common stock that remain authorized for repurchase under the company's prior share repurchase program.

Note 8 - Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are:

In millions	Translation Adjustments		Net Unrealized Gain (Loss) on Qualifying Cash Flow Hedges		Pension/ Postretirement Activity		Total
Balance at July 2, 2011	219		6		(490)		(265)
Other comprehensive income (loss) before reclassifications	—		5		(111)		(106)
Amounts reclassified from accumulated other comprehensive income
Prior-service cost	—		—		11	(b)	11
Net actuarial gain	—		—		(15)	(b)	(15)
Pension plan curtailments/settlements	—		—		38	(b)	38
Gain realized from derivatives	—		(1)	(a)	—		(1)
Business dispositions	127	(f)	—		—		127
Other comprehensive income (loss) activity	(133)		(2)		30	(b)	(105)
Tax expense (benefit)	(17)	(c)	—	(c)	26	(c)	9
Net current-period other comprehensive income (loss)	(23)		2		(21)		(42)
Spin-off of International Coffee and Tea business	(180)	(e)	—		343		163
Balance at June 30, 2012	16		8		(168)		(144)
Other comprehensive income before reclassifications	—		6		41		47
Amounts reclassified from accumulated other comprehensive income
Prior-service benefit	—		—		(8)	(b)	(8)
Net actuarial loss	—		—		5	(b)	5
Pension plan curtailments/settlements	—		—		2	(b)	2
Gain realized from derivatives	—		(18)	(a)	—		(18)
Business dispositions	(15)	(d)	—		—		(15)
Tax expense (benefit)	(6)	(c)	4	(c)	(14)	(c)	(16)
Net current-period other comprehensive income (loss)	(21)		(8)		26		(3)
Spin-off of International Coffee and Tea business	6	(e)	—		—		6
Balance at June 29, 2013	1		—		(142)		(141)
Other comprehensive loss before reclassifications	(1)		(1)		(12)		(14)
Amounts reclassified from accumulated other comprehensive income
Prior-service benefit	—		—		(7)	(b)	(7)
Net actuarial loss	—		—		6	(b)	6
Loss realized from derivatives	—		2	(a)	—		2
Tax expense	—		—	(c)	5	(c)	5
Net current-period other comprehensive income (loss)	(1)		1		(8)		(8)
Balance at June 28, 2014	—		1		(150)		(149)

(a) Included as Cost of sales in the Consolidated Statements of Income
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 - Defined Benefit Pension Plans and Note 17 - Postretirement Health-care and Life-Insurance Plans for additional details)
(c) Included as Income tax expense (benefit) in the Consolidated Statements of Income
(d) Included in Gain on sale of discontinued operations in the Consolidated Statements of Income related to the sale of the Australian Bakery business
(e) Recorded as part of spin-off of International coffee and tea business within retained earnings
(f) Included in Gain on sale of discontinued operations in the Consolidated Statements of Income

Note 9 - Stock-Based Compensation
The company has various stock option and stock award plans. At June 28, 2014, 17.6 million shares were available for future grant in the form of options, stock unit awards, restricted shares or stock appreciation rights. The company will satisfy the requirement for common stock for share-based payments by issuing shares out of authorized but unissued common stock.

Stock Options
The exercise price of each stock option equals the market price of the company's stock on the date of grant. Options can generally be exercised over a maximum term of 10 years. Options generally cliff vest and expense is recognized on a straight-line basis during the vesting period.

In fiscal 2014, no stock options were granted under the company's Long-term Incentive Plan compensation structure. For stock option awards outstanding, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2013	2012
Weighted average expected lives	6.0	7.0
Weighted average risk-free interest rates	0.95%	1.37%
Range of risk-free interest rates	0.94 - 1.03%	1.28 - 1.38%
Weighted average expected volatility	29.7%	28.1%
Range of expected volatility	29.7 - 30.0%	28.1 - 28.3%
Dividend yield	2.0%	2.5%
The company uses historical volatility for a period of time that is comparable to the expected life of the option to determine volatility assumptions.

A summary of the changes in stock options outstanding under the company's option plans during 2014 is presented below:

Shares in thousands	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at June 29, 2013	5,855	$25.59	6.3	$44
Granted	—	—	—	—
Exercised	(1,381)	26.76	—	—
Canceled/expired	(250)	26.41	—	—
Options outstanding at June 28, 2014	4,224	$25.17	5.7	$156
Options exercisable at June 28, 2014	1,863	$23.60	2.6	$72

The company received cash from the exercise of stock options during 2014 of $37 million. As of June 28, 2014, the company had $3.7 million of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted average period of 0.5 years.

In millions except per share data	2014	2013	2012
Number of options exercisable at end of fiscal year	1,863	3,065	5,704
Weighted average exercise price of options exercisable at end of fiscal year	$23.60	$24.92	$22.65
Weighted average grant date fair value of options granted during the fiscal year	$—	$6.08	$6.35
Total intrinsic value of options exercised during the fiscal year	$32.6	$22.9	$23.5
Fair value of options that vested during the fiscal year	$1.0	$0.3	$16.9

Stock Unit Awards
Restricted stock units (RSUs) are granted to certain employees to incent performance and retention over periods ranging from 1 to 3 years. Upon the achievement of defined parameters, the RSUs are generally converted into shares of the company's common stock on a one-for-one basis and issued to the employees. A portion of all RSUs vest solely upon continued future service to the company. A portion of RSUs vest based upon continued future employment and the achievement of certain defined performance measures. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation is recognized over the period during which the employees provide the requisite service to the company.

The fair value of performance-based awards pegged to market-based targets is estimated on the date of grant using a Monte Carlo simulation model containing the following assumptions:

2014
Range of risk-free interest rates	0.48 - 0.72%
Range of expected volatility	22.0 - 23.0%
Range of initial TSR	(3.8) - 6.6%
Dividend yield	—%
The following is a summary of the changes in the stock unit awards outstanding under the company's benefit plans during 2014:

Shares in thousands	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Nonvested share units at June 29, 2013	845	$25.26	1.6	$28
Granted	909	32.45	—	—
Vested	(42)	24.77	—	—
Forfeited	(168)	28.95	—	—
Nonvested share units at June 28, 2014	1,544	$29.10	1.4	$96
Exercisable share units at June 28, 2014	51	$21.93	5.4	$3

As of June 28, 2014, the company had $21 million of total unrecognized compensation expense related to stock unit plans that will be recognized over the weighted average period of 2.0 years.

In millions except per share data	2014	2013	2012
Stock Unit Awards
Fair value of share-based units that vested during the fiscal year	$1	$4	$88
Weighted average grant date fair value of share based units granted during the fiscal year	$32.45	$25.02	$29.09
All Stock-Based Compensation
Total compensation expense	$22	$13	$35
Tax benefit on compensation expense	$9	$5	$11

Note 10 - Employee Stock Ownership Plans (ESOP)
The company maintains an ESOP that holds common stock of the company that is used to fund a portion of the company's matching program for its 401(k) savings plan for domestic non-union employees. The purchase of the original stock by the ESOP was funded both with debt guaranteed by the company and loans from the company. The debt guaranteed by the company was fully paid in 2004 and only loans from the company to the ESOP remain. Each year, the company makes contributions that, with the dividends on the common stock held by the ESOP, are used to pay loan interest and principal. Shares are allocated to participants based upon the ratio of the current year's debt service to the sum of the total principal and interest payments over the remaining life of the loan. The number of unallocated shares in the ESOP was 2 million at June 28, 2014 and 3 million at June 29, 2013. Expense recognition for the ESOP is accounted for under the grandfathered provisions contained within US GAAP.

The expense for the 401(k) savings plan recognized by the ESOP amounted to $0.2 million in 2014, $5 million in 2013 and $14 million in 2012. Payments to the ESOP were $4 million in 2014, $10 million in 2013 and $6 million in 2012.

Note 11 - Earnings Per Share
Net income per share - basic is computed by dividing income (loss) attributable to Hillshire Brands by the weighted average number of common shares outstanding for the period. Net income per share - diluted reflects the potential dilution that could occur if options and fixed awards to be issued under stock-based compensation arrangements were converted into common stock, if such exercises would be considered dilutive.

Options to purchase 2.2 million shares of common stock at June 29, 2013 and 0.8 million shares of common stock at June 30, 2012 were not included in the computation of diluted earnings per share because these options were either anti-dilutive or the exercise price was greater than the average market price of the company's outstanding common stock. No such options were excluded from the computation in 2014. In 2012, the dilutive effect of stock options and award plans were excluded from the earnings per share calculation because they would be antidilutive given the loss in the period.

The following is a reconciliation of net income to net income per share - basic and diluted - for the years ended June 28, 2014, June 29, 2013 and June 30, 2012:

In millions except earnings per share	2014	2013	2012
Income (loss) from continuing operations attributable to Hillshire Brands	$212	$184	$(20)
Income from discontinued operations attributable to Hillshire Brands	1	68	865
Net income attributable to Hillshire Brands	$213	$252	$845
Average shares outstanding - basic	123	123	119
Dilutive effect of stock compensation	1	—	—
Diluted shares outstanding	124	123	119
Income (loss) per common share - Basic
Income (loss) from continuing operations	$1.72	$1.50	$(0.16)
Income from discontinued operations	0.01	0.55	7.29
Net income	$1.73	$2.05	$7.13
Income (loss) per common share - Diluted
Income (loss) from continuing operations	$1.71	$1.49	$(0.16)
Income from discontinued operations	0.01	0.55	7.29
Net income	$1.72	$2.04	$7.13

Note 12 - Debt Instruments
The composition of the company's uncollateralized long-term debt, which includes capital lease obligations, is summarized in the following table:

In millions	Maturity Date	2014	2013
Senior debt
10% zero coupon notes ($19 million face value)	2014	$—	$18
10% - 14.25% zero coupon notes ($105 million face value)	2015	105	93
2.75% notes	2016	400	400
4.1% notes	2021	278	278
6.125% notes	2033	152	152
Total senior debt		935	941
Obligations under capital lease		—	—
Other debt		10	11
Total debt		945	952
Unamortized discounts		(1)	(1)
Total long-term debt		944	951
Less current portion		(105)	(19)
		$839	$932

Payments required on long-term debt during the years ending 2015 through 2019 are $105 million, $400 million, nil, nil and $1 million, respectively. The company made cash interest payments of $32 million, $35 million and $73 million in 2014, 2013 and 2012, respectively.

The company has a $750 million revolving credit facility that matures in June 2017. The credit facility has an annual fee of 0.15% of the facility size as of June 28, 2014. Pricing under this facility is based on the company's current credit rating. As of June 28, 2014, the company did not have any borrowings outstanding under the credit facility, but it did have approximately $3 million of letters of credit under this facility outstanding. In addition, in the first quarter of 2014, the company entered into a $65 million uncommitted bilateral letter of credit facility agreement. Under the terms of the agreement, there is no annual fee for the facility and the company is subject to an annual interest rate of 0.85% on issuances.   As of June 28, 2014, the company had letters of credit totaling $42 million outstanding under this facility. The company's credit facility and debt agreements contain financial covenants with which the company is in compliance. One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 2.0 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges and gains. For the 12 months ended June 28, 2014, the company's interest coverage ratio was 9.1 to 1.0.

The financial covenants also include a requirement to maintain a leverage ratio of not more than 3.5 to 1.0. The leverage ratio is based on the ratio of consolidated total indebtedness to an adjusted consolidated EBITDA. For the 12 months ended June 28, 2014, the leverage ratio was 2.1 to 1.0.

There were no short-term borrowings during 2014 or 2013.
Note 13 - Leases
The company leases certain facilities, equipment and vehicles under agreements that are classified as either operating or capital leases. The building leases have original terms that range from 10 to 15 years, while the equipment and vehicle leases have terms of generally less than seven years.

In millions	June 28, 2014	June 29, 2013
Gross book value of capital lease assets included in property	$3	$3
Net book value of capital lease assets included in property	—	—
Future minimum payments, by year and in the aggregate, under capital leases are less than $1 million at June 28, 2014. Future minimum payments, by year end in the aggregate, under noncancelable operating leases having an original term greater than one year at June 28, 2014 were as follows:

In millions	Operating Leases
2015	$21
2016	15
2017	13
2018	12
2019	11
Thereafter	88
Total minimum lease payments	$160

In millions	2014	2013	2012
Depreciation of capital lease assets	$—	$2	$1
Rental expense under operating leases	23	23	22

Note 14 - Contingencies and Commitments

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
Aris This is a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint alleges unfair labor practices due to the termination of manufacturing operations in the Philippines by Aris Philippines, Inc. (Aris), a former subsidiary of the company. The complaint names the company as a party defendant. In 2006, the arbitrator ruled against the company and awarded the plaintiffs approximately $80 million in damages and fees. This ruling was appealed by the company and subsequently set aside by the NLRC in December 2006. Both the complainants and the company have filed motions for reconsideration. The company continues to believe that the plaintiffs' claims are without merit; however, it is reasonably possible that this case will be ruled against the company and have a material adverse impact on the company's results of operations and cash flows. The company has initiated settlement discussions for this case and has established an accrual for the estimated settlement amount.
Multi-Employer Pension Plans The company participates in one multi-employer pension plan that provides retirement benefits to certain employees covered by collective bargaining agreements (the MEPP). Participating employers in the MEPP are jointly responsible for any plan underfunding. The Pension Protection Act of 2006 (PPA) imposes minimum funding requirements on pension plans. Multi-employer pension plans that fail to meet certain funding standards (as defined by the PPA) are categorized as being either in critical or endangered status. The MEPP was certified by its actuary to be in critical status for the 2012 plan year; consequently, the trustees of the MEPP adopted a rehabilitation plan designed to improve the plan's funding within a prescribed period of time. The rehabilitation plan included increases in employer contributions and reductions in benefits. Unless otherwise agreed upon, any requirement to increase employer contributions will not take effect until the current collective bargaining agreements expire. However, a five percent surcharge for the initial critical year (increasing to ten percent for subsequent years) is imposed on contributions to the MEPP under the current collective bargaining agreement. Such surcharge remains in effect until the effective date of an adopted collective bargaining agreement which includes modifications consistent with the rehabilitation plan. Any surcharge assessed on an employer will also be included in the calculation of the compounded contribution rate increases required under the rehabilitation plan. In addition, the failure of the MEPP to meet funding improvement targets provided in its rehabilitation plan could result in the imposition of an excise tax on contributing employers.

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

The company's regularly scheduled contributions to the MEPPs related to continuing operations totaled approximately $1 million in 2014, $1 million in 2013 and $2 million in 2012.

Plant Shutdown During March 2014, a fire occurred at the company's turkey processing facility in Iowa. The fire caused significant damage to both the plant and equipment and resulted in a shutdown in production. The company currently estimates the facility will resume production within 9-12 months from the date of the fire. The company is presently maintaining pre-fire production volumes through the use of alternate processors while the facility is under repair and anticipates it will continue to do so until production resumes. The company maintains insurance to cover such incidents with limits it believes are sufficient to reimburse the company for its expected provable losses, subject to a $1.0 million deductible. During the year ended June 28, 2014, the company incurred $35 million in incremental costs related to the plant shutdown of which $31 million and $4 million are reported in Cost of sales and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Income. During the year ended June 28, 2014, the company received $50 million of insurance proceeds to cover the cost of reconstructing the damaged portion of the facility and replacing equipment that was destroyed in the fire. A gain of approximately $45 million was recorded on the involuntary conversion of those assets and is reported in Cost of sales in the Consolidated Statements of Income. Insurance proceeds attributable to the property and equipment destroyed in the fire are reported in investing activities in the Consolidated Statements of Cash Flows.

Guarantees
The company is a party to a variety of agreements under which it may be obligated to indemnify a third party with respect to certain matters. Typically, these obligations arise as a result of contracts entered into by the company under which the company agrees to indemnify a third party against losses arising from a breach of representations and covenants related to matters such as title to assets sold, the collectibility of receivables, specified environmental matters, lease obligations assumed and certain tax matters. In each of these circumstances, payment by the company is conditioned on the other party making a claim pursuant to the procedures specified in the contract. These procedures allow the company to challenge the other party's claims. In addition, the company's obligations under these agreements may be limited in terms of time and/or amount, and in some cases the company may have recourse against third parties for certain payments made by the company. It is not possible to predict the maximum potential amount of future payments under certain of these agreements, due to the conditional nature of the company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements have not had a material effect on the company's business, financial condition or results of operations. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company's business, financial condition or results of operations.

The material guarantees for which the maximum potential amount of future payments can be determined, are as follows:
Contingent Lease Obligations The company is contingently liable for leases on property operated by others. At June 28, 2014, the maximum potential amount of future payments the company could be required to make if all of the current operators default on the rental arrangements is $9 million. The minimum annual rentals under these leases are $8 million in 2015 and $1 million in 2016. The largest components of these amounts relate to a number of retail store leases assumed by Coach, Inc. Coach, Inc. has issued a guarantee to the company and agreed to indemnify and reimburse the company from and against any payments or performance that may be required with respect to any obligation or liability imposed under the retail store leases. The company has not recognized a liability for the contingent obligation on the Coach, Inc. leases it assumed.
Contingent Debt Obligations and Other The company has guaranteed the payment of certain third-party debt. The maximum potential amount of future payments that the company could be required to make, in the event that these third parties default on their debt obligations, is $15 million. At the present time, the company does not believe it is probable that any of these third parties will default on the amount subject to guarantee.

Note 15 - Financial Instruments

Investment Securities
Beginning in the first quarter of fiscal year 2014, the company purchased securities for investment purposes. Under the current investment policy, the company may invest in debt securities deemed to be investment grade at the time of purchase. The company determines the appropriate categorization of debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The company typically categorizes all debt securities as available-for-sale, as the company has the intent to convert these investments into cash if needed. Classification of available-for-sale marketable securities as current or non-current is based on whether the conversion to cash is expected to be necessary for operations in the upcoming year, which is consistent with the security’s maturity date, if applicable. As of June 28, 2014, all investment securities have maturity dates within the next twelve months.

Securities categorized as available-for-sale are stated at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost, unrealized gains and losses, and fair market values of the company's investment securities available for sale at June 28, 2014 are summarized as follows:

	June 28, 2014
In millions	Amortized Cost	Unrealized Gain / (Loss)	Fair Market Value
Available-for-sale(1)
Commercial Paper	15	—	15
Corporate Note	72	—	72
Total	87	—	87
(1) Categorized as Level 1: Observable input such as quoted prices in active markets for identical assets or liabilities

Background Information
The company uses derivative financial instruments, including futures, options and swap contracts to manage its exposures to commodity prices and interest rate risks. The use of these derivative financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the company. The company does not use derivatives for trading or speculative purposes and is not a party to leveraged derivatives. More information concerning accounting for financial instruments can be found in Note 2 - Summary of Significant Accounting Policies of these financial statements.

Types of Derivative Instruments
Cross Currency Swaps Prior to the spin-off of its International Coffee and Tea business in June 2012, the company issued certain foreign-denominated debt instruments and utilized cross currency swaps to reduce the variability of functional currency cash flows related to foreign currency debt. Cross currency swap agreements that are effective at hedging the variability of foreign-denominated cash flows are designated and accounted for as cash flow hedges. In the fourth quarter of 2012, the company entered into an offsetting cross currency swap to neutralize €229 million due under the company’s one remaining cross currency swap that matured in June 2013. The net cash paid on both derivative instruments was approximately $40 million.
Commodity Futures and Options Contracts The company uses commodity futures and options to hedge a portion of its commodity price risk. The principal commodities hedged by the company include pork, beef, natural gas, diesel fuel, corn, wheat and other ingredients. The company does not use significant levels of commodity financial instruments to hedge commodity prices and primarily relies upon fixed rate supplier contracts to determine commodity pricing. In circumstances where commodity-derivative instruments are used, there is a high correlation between the commodity costs and the derivative instruments. For those instruments where the commodity instrument and underlying hedged item correlate between 80% -125%, the company accounts for those contracts as cash flow hedges. The company only enters into futures and options contracts that are traded on established, well-recognized exchanges that offer high liquidity, transparent pricing, daily cash settlement and collateralization through margin requirements.

The notional values of the various derivative instruments used by the company are summarized in the following table:

In millions	June 28, 2014	June 29, 2013	Hedge Coverage (Number of Months)
Commodity contracts
Commodity future contracts[1]
Grains and oilseeds	$47	$34	11
Energy	30	29	23
Other commodities	7	20	8
1 The notional values of commodity futures contracts are determined by the initial cost of the contract.

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

Contingent Features/ Concentration of Credit Risk
All of the company’s derivative instruments are governed by International Swaps and Derivatives Association (i.e., ISDA) master agreements, requiring the company to maintain an investment grade credit rating from both Moody’s and Standard & Poor’s credit rating agencies. If the company’s credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on the derivative instruments in net liability positions. There were no derivative instruments with credit-risk-related contingent features that are in a liability position as of June 28, 2014 and June 29, 2013, for which the company posted no collateral.

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

Trade accounts receivable due from customers that the company identified as having low or no credit ratings were $85 million at June 28, 2014 and $60 million at June 29, 2013.

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

	June 28, 2014		June 29, 2013
In millions	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current portion	$971	$944	$981	$951

Information related to our cash flow hedges and other derivatives not designated as hedging instruments for the periods ended June 28, 2014, June 29, 2013, and June 30, 2012 follows:

	Interest Rate Contracts			Foreign Exchange Contracts			Commodity Contracts			Total
In millions	June 28, 2014	June 29, 2013	June 30, 2012	June 28, 2014	June 29, 2013	June 30, 2012	June 28, 2014	June 29, 2013	June 30, 2012	June 28, 2014	June 29, 2013	June 30, 2012
Cash Flow Derivatives
Amount of gain (loss) recognized in other comprehensive income (OCI)[1]	$—	$—	$(8)	$—	$—	$—	$(1)	$6	$13	$(1)	$6	$5
Amount of gain (loss) reclassified from AOCI into earnings[1,2]	—	—	(3)	—	—	2	(2)	18	2	(2)	18	1
Amount of ineffectiveness recognized in earnings[3,4]	—	—	—	—	—	(2)	1	(1)	2	1	(1)	—
Amount of gain (loss) expected to be reclassified into earnings during the next twelve months	—	—	—	—	—	—	—	(2)	10	—	(2)	10
Net Investment Derivatives
Amount of gain (loss) recognized in OCI[1]	—	—	—	—	—	604	—	—	—	—	—	604
Amount of gain (loss) recognized from OCI into earnings[6]	—	—	—	—	—	(446)	—	—	—	—	—	(446)
Amount of gain (loss) recognized from OCI into spin-off dividend[7]	—	—	—	—	—	324	—	—	—	—	—	324
Fair Value Derivatives
Amount of derivative gain (loss) recognized in earnings[5]	—	—	1	—	—	—	—	—	—	—	—	1
Amount of hedged item gain (loss) recognized in earnings[5]	—	—	4	—	—	—	—	—	—	—	—	4
Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in Cost of sales	—	—	—	—	—	—	4	(2)	(2)	4	(2)	(2)
Amount of gain recognized in SG&A	—	—	—	—	—	(15)	2	2	—	2	2	(15)

1 Effective Portion.
2 Gain (loss) reclassified from AOCI into earnings is reported in Interest expense or Debt extinguishment costs, for interest rate swaps, in Selling, general, and administrative (SG&A) expenses for foreign exchange contracts and in Cost of sales for commodity contracts.
3 Gain (loss) recognized in earnings is related to the ineffective portion and amounts excluded from the assessment of hedge effectiveness.
4 Gain (loss) recognized in earnings is reported in Interest expense for foreign exchange contract and SG&A expenses for commodity contracts.
5 The amount of gain (loss) recognized in earnings on the derivative contracts and the related hedged item is reported in Interest expense or Debt extinguishment costs, for the interest rate contracts and SG&A for the foreign exchange contracts.
6 The gain (loss) recognized from OCI into earnings is reported in Gain on sale of discontinued operations.
7 The gain (loss) recognized from OCI into the spin-off dividend is reported in Retained earnings as a result of the spin-off.

Note 16 - Defined Benefit Pension Plans
The company sponsors two U.S. and one Canadian pension plans to provide retirement benefits to certain employees. The benefits provided under these plans are based primarily on years of service and compensation levels.

Measurement Dates and Assumptions
A fiscal year end measurement date is utilized to value plan assets and obligations for all of the company's defined benefit pension plans.

The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of continuing operations were as follows:

	2014	2013	2012
Net periodic benefit cost
Discount rate	4.8%	4.2%	5.5%
Long-term rate of return on plan assets	6.5%	6.2%	6.5%
Plan obligations
Discount rate	4.3%	4.8%	4.2%
The discount rate is determined by utilizing a yield curve based on high-quality fixed-income investments that have a AA bond rating to discount the expected future benefit payments to plan participants. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Compensation changes for participants in the U.S. plans no longer have an impact on the benefit cost or plan obligations as the participants in the U.S. salaried plan will no longer accrue additional benefits. In determining the long-term rate of return on plan assets, the company assumes that the historical long-term compound growth rates of equity and fixed-income securities and other plan investments will predict the future returns of similar investments in the plan portfolio. Investment management and other fees paid out of plan assets are factored into the determination of asset return assumptions.

Net Periodic Benefit Cost and Funded Status
The components of the net periodic benefit cost for continuing operations were as follows:

In millions	2014	2013	2012
Components of defined benefit net periodic (benefit) cost
Service cost	$9	$11	$9
Interest cost	74	70	73
Expected return on assets	(91)	(92)	(86)
Amortization of :
Prior service cost	1	1	1
Net actuarial loss	4	4	3
Settlement loss	1	6	1
Net periodic (benefit) cost	$(2)	$—	$1

In 2014, the company recognized $1 million of settlement losses associated with plan settlements resulting from the payment of lump-sum benefits to plan participants.

In 2013, the company recognized $1 million of settlement losses associated with settlement of two of the company's defined benefit pension plans in Canada. The losses resulted from recognition of the unamortized actuarial losses associated with these two plans. The company also recognized a $4 million loss related to the payout of the surplus assets associated with these plans, which were in an overfunded position. The remaining $1 million of settlement losses were associated with plan settlements resulting from the payment of lump-sum benefits to plan participants.

In 2012, the company recognized $1 million of settlement losses associated with plan settlements resulting from the payment of lump-sum benefits to plan participants. In 2012, the disposition of the North American fresh bakery business resulted in the recognition of a $36 million net settlement loss as a result of the assumption of the related plan liabilities by the buyer. The settlement loss was recognized as part of the gain on disposition of this business.

The net periodic benefit cost of the defined benefit pension plans in 2014 decreased by $2 million from 2013, driven by a decrease in settlement losses and service cost, partially offset by higher interest expense and a decrease in asset returns.

The net periodic benefit cost of the defined benefit pension plans in 2013 was virtually unchanged from 2012 as an increase in settlement losses and amortization expense was offset by an increase in asset returns and lower interest expense.

The amount of prior service cost and net actuarial loss that is expected to be amortized from accumulated other comprehensive income and reported as a component of net periodic benefit cost in continuing operations during 2015 is $1 million and $4 million, respectively.

The funded status of defined benefit pension plans at the respective year-ends was as follows:

In millions	2014	2013
Projected benefit obligation
Beginning of year	$1,562	$1,680
Service cost	9	11
Interest cost	74	70
Plan amendments/other	—	1
Benefits paid	(76)	(81)
Actuarial loss (gain)	116	(123)
Settlements	—	4
End of year	$1,685	$1,562
Fair value of plan assets
Beginning of year	$1,439	$1,515
Actual return on plan assets	194	(3)
Employer contributions	8	8
Benefits paid	(76)	(81)
End of year	1,565	1,439
Funded status	$(120)	$(123)
Amounts recognized on the consolidated balance sheets
Other noncurrent assets	$—	$1
Accrued liabilities	(4)	(5)
Pension obligation	(116)	(119)
Net liability recognized	$(120)	$(123)
Amounts recognized in accumulated other comprehensive income
Unamortized prior service cost	$6	$7
Unamortized actuarial loss, net	237	228
Total	$243	$235
The underfunded status of the plans decreased from $123 million in 2013 to $120 million in 2014, due to a $126 million increase in plan assets, partially offset by a $123 million increase in plan obligations resulting from $116 million of actuarial losses driven by a decrease in the discount rate. The increase in plan assets was the result of improved investment performance during the year.

The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligations of the company's pension plans as of the measurement dates in 2014 and 2013 were $1.685 billion and $1.562 billion, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were:

In millions	2014	2013
Projected benefit obligation	$1,677	$1,555
Accumulated benefit obligation	1,677	1,555
Fair value of plan assets	1,557	1,431

Plan Assets, Expected Benefit Payments and Funding
The fair value of pension plan assets as of June 28, 2014 was determined as follows:

		Fair Value Measurement at Reporting Date, Using:
	Total Fair Value	Quoted Prices in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2014	(Level 1)	(Level 2)	(Level 3)
Equity securities
U.S. securities - pooled funds	$84	$84	$—	$—
Non-U.S. securities - pooled funds	100	100	—	—
Total equity securities	184	184	—	—
Fixed income securities
Government bonds	134	134	—	—
Corporate bonds	643	—	643	—
U.S. pooled funds	134	—	134	—
Non-U.S. pooled funds	5	—	5	—
Bond fund	413	—	413	—
Total fixed income securities	1,329	134	1,195	—
Real estate	32	—	32	—
Cash and equivalents	5	5	—	—
Other	15	—	15	—
Total fair value of assets	$1,565	$323	$1,242	$—
The fair value of pension plan assets as of June 29, 2013 was determined as follows:

		Fair Value Measurement at Reporting Date, Using:
		Quoted Prices in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2013	(Level 1)	(Level 2)	(Level 3)
Equity securities
U.S. securities - pooled funds	$85	$85	$—	$—
Non-U.S. securities - pooled funds	102	102	—	—
Total equity securities	187	187	—	—
Fixed income securities
Government bonds	256	256	—	—
Corporate bonds	503	—	503	—
U.S. pooled funds	122	—	122	—
Non-U.S. pooled funds	5	—	5	—
Bond fund	324	—	324	—
Total fixed income securities	1,210	256	954	—
Real estate	23	—	23	—
Cash and equivalents	6	6	—	—
Other	13	—	13	—
Total fair value of assets	$1,439	$449	$990	$—

In 2014, management reevaluated the classification of its securities and revised the 2013 fair value hierarchy table above to correct errors in the presentation of certain investments. The classification of the following has been corrected from Level 1 to

Level 2: Corporate bonds ($503 million), U.S. pooled funds ($122 million), Non-U.S. pooled funds ($5 million), Bond fund ($324 million), Real estate ($23 million), and Other ($13 million). The Corporate bonds and the Bond fund may include treasury securities. These corrections did not impact the total fair value of assets.

Level 1 assets were valued using quoted market prices of the identical underlying security in an active market.   The fair value of the Level 2 assets is primarily based on market-observable inputs to quoted market prices, benchmark yields and broker/dealer quotes.   The company did not have any Level 3 assets, which would include assets for which values are determined by non-observable inputs. See Note 15 - Financial Instruments for additional information as to the fair value hierarchy.

The percentage allocation of pension plan assets based on a fair value basis as of the respective year-end measurement dates is as follows:

	2014	2013
Asset category
Equity securities	12%	13%
Debt securities	85	84
Real estate	2	2
Cash and other	1	1
Total	100%	100%
The overall investment objective is to manage the plan assets so that they are sufficient to meet the plan's future obligations while maintaining adequate liquidity to meet current benefit payments and operating expenses. The actual amount for which these obligations will be settled depends on future events and actuarial assumptions. These assumptions include the life expectancy of the plan participants. The resulting estimated future obligations are discounted using an interest rate curve that represents a return that would be required from high quality corporate bonds. The company has adopted a liability driven investment (LDI) strategy which consists of investing in a portfolio of assets whose performance is driven by the performance of the associated pension liability. This means that plan assets managed under an LDI strategy may underperform general market returns, but should provide for lower volatility of funded status as its return is designed to match the pension liability movement. Over time, as pension obligations become better funded, the company will further de-risk its investments and increase the allocation to fixed income.
As noted in the above table, on an aggregate fair value basis, the plan is currently at 85% fixed income securities and 12% equity securities. Fixed income securities can include, but are not limited to, direct bond investments, pooled or indirect bond investments and cash. Other investments can include, but are not limited to, international and domestic equities, real estate, commodities and private equity. Derivative instruments may also be used in concert with either fixed income or equity investments to achieve desired exposure or to hedge certain risks. Derivative instruments can include, but are not limited to, futures, options, swaps or swaptions. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks. The responsibility for the investment strategies typically lies with an investment committee, which is composed of representatives appointed by the company.
Pension assets at the 2014 and 2013 measurement dates do not include any direct investment in the company's debt or equity securities. Substantially all pension benefit payments are made from assets of the pension plans. It is anticipated that the future benefit payments will be as follows: $74 million in 2015, $78 million in 2016, $81 million in 2017, $84 million in 2018, $86 million in 2019 and $473 million from 2020 to 2024. The company expects to contribute approximately $5 million to its pension plans in 2015.

Defined Contribution Plans
The company sponsors defined contribution plans, which cover certain salaried and hourly employees. The company's cost is determined by the amount of contributions it makes to these plans. The amounts charged to expense for contributions made to these defined contribution plans related to continuing operations totaled $16 million in 2014, $25 million in 2013 and $21 million in 2012.

Multi-Employer Plans
The company participates in a multi-employer plan that provides defined benefits to certain employees covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.

The company previously contributed to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that covered various union-represented employees but currently only contributes to one of these plans. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers. If the company stops participating in a plan, the company may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds for continuing operations was in excess of 5% of the total plan contributions for plan years 2014, 2013 and 2012. There are no contractually required minimum contributions to the plans as of June 28, 2014.

The net pension cost of these plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. The contributions for plans related to continuing operations were $1 million in 2014, $1 million in 2013 and $2 million in 2012. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to the employees of the company. The future cost of these plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.

The company's participation in these multiemployer plans for fiscal 2014 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (EIN) and the three digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2014 and 2013 is for the plan's year beginning January 1, 2014 and 2013, respectively. The zone status is based on information that the company has received from the plan and is certified by plans' actuaries. Among other factors, plans in the red zone are generally less than 65 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. There have been no significant changes that affect the comparability of contributions from year to year.

In addition to regular contributions, the company could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if a MEPP has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)			2014 Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
	EIN/Pension Plan Number	2014	2013	Pending/ Implemented	2014	2013	2012
Pension Fund Plan Name
Bakery and Confectionary Union & Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$1	$1	$2	10%	Oct 2014
Note 17 - Postretirement Health-Care and Life-Insurance Plans
The company provides health-care and life-insurance benefits to certain retired employees and their covered dependents and beneficiaries. Generally, employees who have attained age 55 and have rendered 10 or more years of service are eligible for these postretirement benefits. Certain retirees are required to contribute to plans in order to maintain coverage.

Measurement Date and Assumptions
A fiscal year end measurement date is utilized to value plan assets and obligations for the company's postretirement health-care and life-insurance plans pursuant to the accounting rules.

The weighted average actuarial assumptions used in measuring the net periodic benefit cost (income) and plan obligations for the three years ending June 28, 2014 were:

	2014	2013	2012
Net periodic benefit cost (income)
Discount rate	4.4%	3.9%	5.3%
Plan obligations
Discount rate	3.9	4.4	3.8
Health-care cost trend assumed for the next year	7.0	7.5	7.5
Rate to which the cost trend is assumed to decline	5.0	5.0	5.0
Year that rate reaches the ultimate trend rate	2018	2018	2017

The discount rate is determined by utilizing a yield curve based on high-quality fixed-income investments that have a AA bond rating to discount the expected future benefit payments to plan participants. Assumed health-care trend rates are based on historical experience and management's expectations of future cost increases. A one-percentage-point change in assumed health-care cost trend rates would have the following effects:

In millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest components	$1	$(1)
Effect on postretirement benefit obligation	8	(7)

Net Periodic Benefit Cost and Funded Status
The components of the net periodic benefit income associated with continuing operations were as follows:

In millions	2014	2013	2012
Components of defined benefit net periodic cost (income)
Service cost	$2	$2	$2
Interest cost	4	4	3
Net amortization and deferral	(7)	(9)	(8)
Curtailment gain	$(1)	$—	$—
Net periodic benefit income	$(2)	$(3)	$(3)
The amount of the prior service credits and net actuarial loss that is expected to be amortized from accumulated other comprehensive income and reported as a component of net periodic benefit cost during 2015 is $5 million of income and $1 million of expense, respectively.

The funded status of postretirement health-care and life-insurance plans related to continuing operations at the respective year-ends were:

In millions	2014	2013
Accumulated postretirement benefit obligation
Beginning of year	$90	$101
Service cost	2	3
Interest cost	4	4
Net benefits paid	(6)	(5)
Plan participant contributions	1	1
Curtailment gain	(1)	—
Actuarial gain	(1)	(14)
End of year	89	90
Fair value of plan assets	—	1
Funded status	$(89)	$(89)
Amounts recognized on the consolidated balance sheets
Accrued liabilities	$(6)	$(6)
Other liabilities	(83)	(83)
Total liability recognized	$(89)	$(89)
Amounts recognized in accumulated other comprehensive loss
Unamortized prior service credit	$(12)	$(20)
Unamortized net actuarial loss	8	10
Total	$(4)	$(10)

Expected Benefit Payments and Funding
Substantially all postretirement health-care and life-insurance benefit payments are made by the company. Using expected future service, it is anticipated that the future benefit payments that will be funded by the company will be as follows: $6 million per year in 2015 through 2017, $7 million per year in 2018 and 2019, and $35 million from 2020 to 2024.

The Medicare Part D subsidy received by the company was less than $1 million in 2014 and $1 million in 2013 and 2012.

Note 18 - Income Taxes
The provisions for income taxes on continuing operations computed by applying the U.S. statutory rate to income from continuing operations before taxes as reconciled to the actual provisions were:

	2014	2013	2012
Income (loss) from continuing operations before income taxes
United States	99.6%	99.7%	(97.9)%
Foreign	0.4%	0.3%	(2.1)%
Total	100.0%	100.0%	(100.0)%
Tax expense (benefit) at U.S. statutory rate	35.0%	35.0%	(35.0)%
State income taxes	3.1%	2.1%	0.4%
Finalization of tax reviews and audits and changes in estimate on tax contingencies	(0.1)	(2.1)	(2.3)
Domestic production deduction	(2.5)	(1.6)	—
Employee benefit deductions	(1.1)	(1.5)	(8.5)
Non-taxable indemnification agreements	—	(1.7)	(22.0)
Non-deductible professional fees	2.0	0.2	28.9
Tax provision adjustments	0.7	(1.6)	(6.5)
Valuation allowance	(16.4)	—	—
Other, net	(0.2)	(0.7)	0.8
Taxes at effective worldwide tax rates	20.5%	28.1%	(44.2)%

The tax expense related to continuing operations decreased $17 million in 2014 due primarily to a $44 million tax benefit for the release of a valuation allowance on state deferred tax assets, primarily related to net operating loss and credit carryovers that became more-likely-than not realizable during the year. This benefit was partially offset by year-over-year net decreases in tax benefits for the items noted in the table above. The decrease in tax benefits relate primarily to a decrease in the release of certain contingent tax obligations after statutes in multiple jurisdictions lapsed and certain tax regulatory examinations and reviews were resolved, a decrease in non-taxable indemnification income, and an increase in the amount of non-deductible professional fees.

The tax expense related to continuing operations increased $87 million in 2013 due primarily to an increase in pretax income from continuing operations of $291 million offset by $15 million of year-over-year increases in tax benefits for the items noted in the table above. The increase in tax benefits relate primarily to the release of certain contingent tax obligations after statutes in multiple jurisdictions lapsed and certain tax regulatory examinations and reviews were resolved, an increase in deductions associated with domestic production activities, and a decrease in the amount of non-deductible professional fees offset by a decrease in non-taxable indemnification income.

The tax expense related to continuing operations decreased $42 million in 2012 due to primarily to a decline in pretax income from continuing operations of $120 million.

The company intends to continue to reinvest all of its earnings outside of the U.S. and, therefore, has not recognized U.S. tax expense on these earnings. U.S. federal income tax and withholding tax on these foreign unremitted earnings would be immaterial.

Current and deferred tax provisions (benefits) were:

	2014		2013		2012
In millions	Current	Deferred	Current	Deferred	Current	Deferred
U.S.	$104	$8	$27	$38	$(17)	$2
Foreign	—	—	—	—	—	—
State	6	(63)	3	4	3	(3)
	$110	$(55)	$30	$42	$(14)	$(1)
Cash payments for income taxes from continuing operations were $100 million in 2014, $12 million in 2013 and $26 million in 2012.

Hillshire Brands and eligible subsidiaries file a consolidated U.S. federal income tax return. The company uses the asset-and-liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax liability or asset for each temporary difference is determined based upon the tax rates that the company expects to be in effect when the underlying items of income and expense are realized. The company's expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount the company expects to realize.

The deferred tax liabilities (assets) at the respective year-ends were as follows:

In millions	2014	2013
Deferred tax (assets)
Pension liability	$(58)	$(52)
Employee benefits	(86)	(90)
Nondeductible reserves	(50)	(54)
Net operating loss and credit carryforwards	(79)	(51)
Other	(46)	(28)
Gross deferred tax (assets)	(319)	(275)
Less valuation allowances	14	58
Net deferred tax (assets)	(305)	(217)
Deferred tax liabilities
Property, plant and equipment	100	93
Intangibles	82	33
Deferred tax liabilities	182	126
Total net deferred tax liabilities	$(123)	$(91)

There are tax effected federal net operating losses of $9 million that begin to expire in 2028 through 2033. There are tax effected state net operating losses and credit carryforwards of $70 million that begin to expire in 2015 through 2033.

Valuation allowances have been established on net operating losses and other deferred tax assets in certain U.S. state jurisdictions as a result of the company's determination that there is less than a 50% likelihood that these assets will be realized.

The company records tax reserves for uncertain tax positions taken, or expected to be taken, on a tax return. For those tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon audit settlement.

Due to the inherent complexities arising from the nature of the company's businesses, and from conducting business and being taxed in a substantial number of jurisdictions, significant judgments and estimates are required to be made. Agreement of tax liabilities between Hillshire Brands and the many tax jurisdictions in which the company files tax returns may not be finalized for several years. Thus, the company's final tax-related assets and liabilities may ultimately be different from those currently reported.

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $59 million as of June 28, 2014. This amount differs from the balance of unrecognized tax benefits as of June 28, 2014 primarily due to uncertain tax positions that created deferred tax assets in jurisdictions which have not been realized due to a lack of profitability in the respective jurisdictions. At this time, the company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $27 million in the next 12 months from a variety of uncertain tax positions as a result of the completion of various worldwide tax audits currently in process and the expiration of the statute of limitations in several jurisdictions.

The company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the years ended June 28, 2014, June 29, 2013 and June 30, 2012, the company recognized an expense of $1 million, a benefit of $1 million and a expense of $3 million, respectively, of interest and penalties in continuing operations tax expense. The tax benefits in 2013 and 2012 were the result of the finalization of tax reviews and audits and changes in estimates of tax contingencies. As of June 28, 2014, June 29, 2013 and June 30, 2012, the company had accrued interest and penalties of approximately $7 million, $8 million and $10 million, respectively.

The company's tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service (IRS) has completed examinations of the company's U.S. income tax returns through July 3, 2010. With few exceptions, the company is no longer subject to state and local income tax examinations by tax authorities for years before June 30, 2007.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended June 28, 2014, June 29, 2013 and June 30, 2012:

In millions	June 28, 2014	June 29, 2013	June 30, 2012
Unrecognized tax benefits
Beginning of year balance	$67	$74	$83
Increases based on current period tax positions	—	—	5
Increases based on prior period tax positions	2	—	24
Decreases based on prior period tax positions	—	—	(4)
Decreases related to settlements with tax authorities	(6)	—	(33)
Decreases related to a lapse of applicable statute of limitation	(3)	(7)	(1)
End of year balance	$60	$67	$74
Note 19 - Business Segment Information
The company is a leading producer and marketer of high quality, branded food products in North America. The company manages the business in two operating segments which are based on customer type, as each segment requires different distribution and marketing strategies.
The following are the company's two business segments and the types of products and services from which each reportable segment derives its revenues.

•	Retail sells a variety of packaged meat, frozen breakfast and frozen bakery products to retail customers in North America. It also includes gourmet artisanal sausage, salami and jerky products.

•
Foodservice/Other sells a variety of meats and bakery products to foodservice customers in North America such as broad-line foodservice distributors, restaurants, hospitals and other large institutions and includes commodity meat products.

The company's management uses operating segment income in order to evaluate segment performance and allocate resources, which is defined as operating income before general corporate expenses; mark-to-market derivative gains/(losses); and amortization of trademarks and customer relationship intangibles. Significant items represent various income and/or expense items related to restructuring actions and other gains and losses that are not considered to be part of the core business results. The company believes that these results are more indicative of the company's core operating results and improve the comparability of the underlying results from period to period. Interest and other debt expense, as well as income tax expense, are centrally managed, and accordingly, such items are not presented by segment since they are not included in the measure of segment profitability reviewed by management. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

In millions	2014	2013	2012
Sales
Retail	$2,992	$2,894	$2,884
Foodservice/Other	1,093	1,026	1,025
	4,085	3,920	3,909
Impact of businesses exited/disposed	—	—	55
Intersegment	—	—	(6)
Total	$4,085	$3,920	$3,958
In millions	2014	2013	2012
Income (loss) from Continuing Operations before Income Taxes
Retail	$339	$329	$313
Foodservice/Other	87	75	79
Total operating segment income	426	404	392
General corporate expenses	(38)	(36)	(64)
Mark-to-market derivative gain/(loss)	4	(1)	(1)
Amortization of intangibles	(5)	(4)	(4)
Significant items	(81)	(72)	(255)
Impact of businesses exited/disposed	—	6	8
Total operating income	306	297	76
Net interest expense	(39)	(41)	(72)
Debt extinguishment costs	—	—	(39)
Income (loss) from continuing operations before income taxes	$267	$256	$(35)

Net sales for a business segment may include sales between segments. Such sales are at transfer prices that are equivalent to market value.

Revenues from Wal-Mart Stores Inc. represent approximately $1.1 billion of the company's consolidated revenues for continuing operations in 2014, and 1.0 billion in 2013 and 2012, all within the Retail segment.

In millions	2014	2013	2012
Assets
Retail	$1,560	$1,273	$1,279
Foodservice/Other	564	542	530
	2,124	1,815	1,809
Australian Bakery	—	—	58
Net assets held for sale/disposition	—	—	5
Other[1]	584	619	578
Total assets	$2,708	$2,434	$2,450
Depreciation
Retail	$101	$90	$101
Foodservice/Other	27	28	30
	128	118	131
Discontinued operations	—	2	104
Other	3	28	31
Total depreciation	$131	$148	$266
Additions to Long-Lived Assets
Retail	$368	$95	$128
Foodservice/Other	32	28	38
	400	123	166
Other	—	16	7
Total additions to long-lived assets	$400	$139	$173
1 Principally cash and equivalents, certain corporate fixed assets, deferred tax assets and certain other non-current assets.

Net sales by product type within each business segment are as follows:

In millions	2014	2013	2012
Sales
Retail
Meat	$2,167	$2,103	$2,117
Convenient Foods	730	685	647
Bakery	94	104	118
Commodities/Other	1	2	2
Total Retail	2,992	2,894	2,884
Foodservice/Other
Meat	557	507	520
Convenient Foods	93	88	86
Bakery	343	343	344
Commodities/Other	100	88	75
Total Foodservice/Other	1,093	1,026	1,025
Total business segment sales	4,085	3,920	3,909
Impact of businesses exited/disposed	—	—	55
Intersegment elimination	—	—	(6)
Total net sales	$4,085	$3,920	$3,958
Meat category includes lunchmeat, hot dogs, breakfast sausage, smoked sausage and other meat products. Convenient Foods category includes breakfast sandwiches, breakfast convenience, corn dogs and other ready to eat meal items. Bakery category includes cakes, pies, cheesecakes and other bakery products. Commodities/Other category includes commodity turkey and pork.

Hillshire Brands' operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant. Foreign net sales were $17 million, $17 million and $18 million in 2014, 2013, and 2012, respectively, all of which was in Canada. The long-lived assets located outside of the United States are not significant.

Note 20 - Quarterly Financial data (Unaudited)
The company's quarterly results for 2014 and 2013 are as follows:

	Quarter
In millions	First	Second	Third	Fourth
2014
Continuing operations
Net sales	$984	$1,082	$955	$1,064
Gross profit	265	325	281	294
Income	29	114	42	27
Income per common share
Basic	0.24	0.92	0.35	0.22
Diluted	0.23	0.91	0.34	0.22
Net income	29	115	42	27
Net income per common share
Basic	0.24	0.93	0.35	0.22
Diluted	0.23	0.92	0.34	0.22
Cash dividends declared	0.175	0.175	0.175	0.175
Market price
High	36.01	34.12	38.01	62.22
Low	30.63	30.35	32.71	34.22
Close	30.86	33.34	36.99	62.00

	Quarter
In millions	First	Second	Third	Fourth
2013
Continuing operations
Net sales	$974	$1,060	$924	$962
Gross profit	294	332	272	264
Income	49	58	42	35
Income per common share
Basic	0.40	0.47	0.34	0.29
Diluted	0.40	0.47	0.34	0.28
Net income	53	65	93	41
Net income per common share
Basic	0.43	0.53	0.76	0.33
Diluted	0.43	0.53	0.75	0.33
Cash dividends declared	0.125	0.125	0.125	0.125
Market price
High	30.43	28.74	35.19	37.28
Low	24.31	24.96	27.30	31.75
Close	26.78	27.49	35.15	33.08

The quarterly financial data shown above includes the impact of significant items. Significant items may include, but are not limited to: charges for exit activities; various restructuring programs; spin-off related costs; impairment charges; pension partial withdrawal liability charges; benefit plan curtailment gains and losses; plant shutdown costs and the related insurance recoveries; merger and acquisition costs; tax charges on deemed repatriated earnings; tax costs and benefits resulting from the disposition of a business; impact of tax law changes; changes in tax valuation allowances and favorable or unfavorable resolution of open tax matters based on the finalization of tax authority examinations or the expiration of statutes of limitations. Further details of these items are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K.

Note 21 - Subsequent Events
On July 1, 2014, Hillshire entered into a definitive agreement and plan of merger with Tyson Foods, Inc., ("Tyson"), pursuant to which, among other things, Tyson has commenced a tender offer to acquire all of the issued and outstanding shares of Hillshire's common stock in cash at a purchase price of $63.00 per share. The transaction is expected to close on or before September 27, 2014.

On June 30, 2014, the company repaid $57 million of fully matured zero coupon notes. On July 2, 2014, the company repaid the remaining $48 million of fully matured zero coupon notes.
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

(b) Internal Control over Financial Reporting

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15f and 15d-15f under the Securities Exchange Act of 1934, as amended. The company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the company's financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company's management has assessed the effectiveness of its internal control over financial reporting as of June 28, 2014. In making this assessment, the company used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication and monitoring of controls. The company's assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting.

Based on the company's assessment, management has concluded that, as of June 28, 2014, the company's internal control over financial reporting was effective.

The effectiveness of the company's internal control over financial reporting as of June 28, 2014 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm as stated in their report that appears herein.

Sean M. Connolly
President and Chief Executive Officer (Principal Executive Officer)

Maria Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Hillshire Brands Company
Chicago, Illinois

We have audited the internal control over financial reporting of The Hillshire Brands Company and subsidiaries (the "Company") as of June 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 28, 2014 of the Company and our report dated August 21, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Chicago, Illinois
August 21, 2014

(c) Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 28, 2014, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
For information required by this item regarding executive officers, refer to "Executive Officers of Hillshire Brands" in Item 1 hereof. The following information will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the Company's Proxy Statement to be filed with the SEC with respect to the Company's 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") under the headings indicated: information with respect to Hillshire Brands’ directors, under the heading “Election of Directors;” information regarding Hillshire Brands’ audit committee and its designation of an audit committee financial expert, under the heading “Meetings and Committees of the Board-Audit Committee;” and information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, under “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
Item 11. Executive Compensation
The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the 2014 Proxy Statement under the headings entitled "Director Compensation" and "Executive Compensation". The Report of the Compensation and Employee Benefits Committee will not be deemed to be filed with the SEC.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the 2014 Proxy Statement under the heading entitled “Hillshire Brands Stock Ownership by Directors, and Executive Officers” and “Hillshire Brands Stock Ownership by Certain Beneficial Owners”.
Equity Compensation Plan Information Table
The following table provides information as of June 28, 2014 regarding the number of shares of Hillshire Brands common stock that may be issued under Hillshire Brands' equity compensation plans. The number of shares and the exercise price of options, performance stock units and restricted stock units reported in the table, and the share numbers in the narrative related to the table, have been adjusted to reflect the Spin-Off, the Reverse Stock Split and the September 2006 spin-off of Hanesbrands Inc. into an independent publicly-traded company.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,774,511 (2)	$ 25.17 (2)	17,584,321 (3)
Equity compensation plans not approved by security holders (4)	110,994 (5)	— (5)	—
Total	5,885,505	—	17,584,321

(1)	The table does not include cash liabilities or information regarding Hillshire Brands' 401(k) Plan. As of June 28, 2014, there were approximately 1.49 million shares of common stock held in this plan.

(2)
Includes 416,089 restricted stock units under Hillshire Brands' 1998 Long-Term Incentive Stock Plan (the “1998 Plan”), Hillshire Brands' 1999 Non-Employee Director Stock Plan (the “1999 Plan”) and Hillshire Brands' 2012 Long-Term Incentive Stock Plan (the “2012 Plan”), and 1,128,042 performance-based restricted stock units outstanding under Hillshire Brands' 2002 Long-Term Incentive Stock Plan (the “2002 Plan”) and the 2012 Plan. Restricted stock units and performance stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and may be settled only for shares of common stock. Also includes 6,797 phantom stock units outstanding under Hillshire Brands' deferred compensation program for non-employee directors, which units may be settled only for shares of common stock. Accordingly, the restricted stock units and the phantom stock units have been disregarded for purposes of computing the weighted-average exercise price.

(3)
17.6 million shares were available for issuance under the 2012 Plan. No additional awards will be issued under the 1998 Plan, the 1999 Plan or the 2002 Plan. The 2012 Plan authorize grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or a combination thereof. No participant may (i) be granted stock options or stock appreciation rights during any 12-month period with respect to more than 3 million shares of common stock or (ii) earn more than 1 million shares of common stock for each twelve (12) months in the vesting period or performance period with respect to stock awards that are intended to comply with the performance-based exception under Section 162(m) of the Code and are denominated in shares of common stock. The number of shares remaining available for future issuances assumes that, with respect to outstanding performance-based restricted stock units, the vesting criteria will be achieved at the target level.

(4)	The material terms of the Executive Deferred Compensation Plan, which is the only plan that has not been approved by Hillshire Brands stockholders, are described below.

(5)
Consists of 110,994 phantom stock units outstanding under the Executive Deferred Compensation Plan ("EDCP") including 51,012 stock units, issued under the 1998 Plan and 2002 Plan, but subsequently deferred under the EDCP. Phantom stock units do not have an exercise price because the units may be settled only for shares of common stock on a one-for-one basis at a predetermined future date.

Hillshire Brands has obtained stockholder approval of all of its equity compensation plans, except the Executive Deferred Compensation Plan. Set forth below is a brief description of the material features of the Hillshire Brands' Executive Deferred Compensation Plan.

Executive Deferred Compensation Plan
The EDCP permits officers of Hillshire Brands to defer salary, bonus and long-term incentive payments into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Hillshire Brands common stock as of the deferral date, and are paid out only in shares of Hillshire Brands common stock, on a one-for-one basis, at future dates specified by the participant. Deferrals in the interest account accrue interest at a rate set at the beginning of each plan year based on the current cost to Hillshire Brands of issuing five-year maturity debt. As of June 28, 2014, there were 110,994 stock equivalents outstanding in the stock equivalent accounts under the EDCP.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the 2014 Proxy Statement under the headings entitled "Corporate Governance—Director Independence" and "Corporate Governance—Review of Transactions with Related Persons".
Item 14. Principal Accountant Fees and Services
The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the 2014 Proxy Statement under the headings entitled “Audit Committee Matters—Audit Fees” and “Audit Committee Matters—Audit Committee Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements
The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, are filed as part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income—Years ended June 28, 2014, June 29, 2013 and June 30, 2012
Consolidated Statements of Comprehensive Income—Years ended June 28, 2014, June 29, 2013 and June 30, 2012
Consolidated Balance Sheets—June 28, 2014 and June 29, 2013
Consolidated Statements of Equity—Years ended June 28, 2014, June 29, 2013 and June 30, 2012
Consolidated Statements of Cash Flows—Years ended June 28, 2014, June 29, 2013 and June 30, 2012
Notes to Consolidated Financial Statements

2.	Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

3.	Financial Statement Schedule
The following Financial Statement Schedule, together with the Report of Independent Registered Public Accounting Firm with respect thereto, is filed as part of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Hillshire Brands Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 21, 2014

THE HILLSHIRE BRANDS COMPANY

By:	/s/ MARIA HENRY
Maria Henry
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Hillshire Brands Company and in the capacities indicated on August 21, 2014

Signature	Title

/s/ SEAN M. CONNOLLY Sean M. Connolly	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley	Chairman of the Board

/s/ TODD A. BECKER Todd A. Becker	Director

/s/ ELLEN L. BROTHERS Ellen L. Brothers	Director

/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Director

/s/ CRAIG P. OMTVEDT Craig P. Omtvedt	Director

/s/ SIR IAN M. G. PROSSER Sir Ian M. G. Prosser	Director

/s/ JONATHAN P. WARD Jonathan P. Ward	Director

/s/ JAMES D. WHITE James D. White	Director

3.	Exhibits

Incorporation by Reference
(2)	1. Share Purchase Agreement dated November 9, 2010 by and among BBU, Inc., Grupo Bimbo, S.A.B. DE C.V. and Hillshire Brands Corporation	Exhibit 2.1 to Report on Form 10-Q for Fiscal Quarter ended January 1, 2011

	2. Master Separation Agreement by and between Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc., dated as of June 15, 2012	Exhibit 2.1 to Current Report on Form 8-K filed June 15, 2012

	3. Share Sale Deed, dated December 19, 2012, among Sara Lee Group (Australia) Pty Ltd, SARAMAR, L.L.C., The Hillshire Brands Company, McCain Foods (Aust) Pty Ltd and McCain UK H2 Limited	Exhibit 2.1 to Report on Form 10-Q for Fiscal Quarter ended December 29, 2012

	4. Agreement and Plan of Merger, dated as of July 1, 2014, by and among Tyson Foods, Inc., The Hillshire Brands Company and HMB Holdings, Inc.	Exhibit 2.1 to Current Report on Form 8-K filed July 2, 2014

	5. Agreement and Plan of Merger, dated as of May 12, 2014, by and among The Hillshire Brands Company, Pinnacle Foods Inc., Helix Merger Sub Corporation and Helix Merger Sub LLC	Exhibit 2.1 to Current Report on Form 8-K filed May 12, 2014

	6. Commitment Letter, dated as of May 12, 2014, by and among The Hillshire Brands Company, Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC	Exhibit 10.1 to Current Report on Form 8-K filed May 12, 2014

7. Voting Agreement, dated as of May 12, 2014, by and among The Hillshire Brands Company, Blackstone Capital Partners V L.P., Blackstone Capital Partners V-AC L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-SMD L.P., Blackstone Participation Partnership V L.P. and BCPV Pinnacle Holdings LLC

Exhibit 10.2 to Current Report on Form 8-K filed May 12, 2014

8. Stockholders Agreement, dated as of May 12, 2014, by and among The Hillshire Brands Company, Blackstone Capital Partners V L.P., Blackstone Capital Partners V-AC L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-SMD L.P., Blackstone Participation Partnership V L.P. and BCPV Pinnacle Holdings LLC

Exhibit 10.3 to Current Report on Form 8-K filed May 12, 2014

9. Registration Rights Agreement, dated as of May 12, 2014, by and among The Hillshire Brands Company, Blackstone Capital Partners V L.P., Blackstone Capital Partners V-AC L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-SMD L.P., Blackstone Participation Partnership V L.P. and BCPV Pinnacle Holdings LLC

Exhibit 10.4 to Current Report on Form 8-K filed May 12, 2014

(3a)	1. Articles of Restatement, dated January 29, 2013	Exhibit 3.2 to Report on Form 10-Q for Fiscal Quarter ended December 29, 2012

(3b)	2. Amended Bylaws, dated February 15, 2014	Exhibit 3(b) to Current Report on Form 8-K dated February 29, 2014

(3c)	1. Reverse Stock Split Articles of Amendment, effective as of June 28, 2012, as filed with the Secretary of State of Maryland	Exhibit 3.1 to Current Report on Form 8-K dated July 5, 2012

	2. Name Change Articles of Amendment, effective as of June 28, 2012, as filed with the Secretary of State of Maryland	Exhibit 3.2 to Current Report on Form 8-K dated July 5, 2012

	3. Articles Supplementary of The Hillshire Brands Company, as filed with the Department of Assessments and Taxation of the State of Maryland on January 29, 2013	Exhibit 3.1 to Report on 10-Q for Fiscal Quarter ended December 29, 2012

(4)	1. Form of 2.75% Notes due 2015	Exhibit 4.1 to Current Report on Form 8-K dated September 7, 2010

	2. Form of 4.10% Notes due 2020	Exhibit 4.2 to Current Report on Form 8-K dated September 7, 2010
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

(10)	*1. Supplemental Benefit Plan, as amended	Exhibit 10.5 to Report on Form 10-K for Fiscal Year ended June 28, 1997

	*2. Performance-Based Incentive Plan	Exhibit A to Proxy Statement dated September 14, 2007

	*3. 1998 Long-Term Incentive Stock Plan	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

	*4. 2002 Long-Term Incentive Stock Plan	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended December 30, 2006

	*5. 2012 Long-Term Incentive Stock Plan	Appendix A to Proxy Statement dated September 14, 2012

	*6. First Amendment to 2012 Long-Term Incentive Stock Plan	Annex A to Supplement to Proxy Statement dated October 10, 2012

	*7. Executive Deferred Compensation Plan	Exhibit 10.12 to Report on Form 10-K for Fiscal Year ended July 3, 1999

	*8. Second Amendment to Executive Deferred Compensation Plan	Exhibit 10.13 to Report on Form 10-K for Fiscal Year ended July 1, 2000

*9. The Hillshire Brands Company Severance Plans for Corporate Officers, as restated on September 22, 2013 and effective as of June 26, 2013	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended September 28, 2013

*10. Hillshire Brands Company 1999 Non-Employee Director Stock Plan, as Amended and Restated on April 26, 2012	Exhibit 10.1 to Report on Form 10-Q for Fiscal Year ended March 31, 2012

*11. The Hillshire Brands Company Compensation Policy for Non-Employee Directors (amended and restated on January 23, 2013)	Exhibit 10.1 to Report on Form 10-Q for Fiscal Quarter ended December 29, 2012

*12. Form of 2002 Long-Term Incentive Stock Plan Performance-Based Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.3 to Report on Form 10-Q for Fiscal Quarter ended September 29, 2012

*13. Form of 1998 Long-Term Incentive Stock Plan Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.4 to Report on Form 10-Q for Fiscal Quarter ended September 29, 2012

*14. Form of Amendment to Performance-Based Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended September 28, 2013

*15. Form of Amendment to Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.3 to Report on form 10-Q for Fiscal Quarter ended September 28, 2013

*16. Form of Amendment to Stock Option Grant Notice and Agreement	Exhibit 10.4 to Report on form 10-Q for Fiscal Quarter ended September 28, 2013

*17. Form of Fiscal Years 2014-2016 Performance-Based Restricted Stock Grant Notice and Agreement	Exhibit 10.5 to Report on Form 10-Q for Fiscal Quarter ended September 28, 2013

*18. Form of Fiscal Years 2014-2016 Restricted Stock Unit Grant Notice and Agreement	Exhibit 10.6 to Report on Form 10-Q for Fiscal Quarter ended September 28, 2013

*19. Fiscal Year 2014 Annual Incentive Plan Program Description	Exhibit 10.7 to Report on Form 10-Q for Fiscal Quarter ended September 28, 2013

*20. Offer letter and term sheet dated December 31, 2011 between Sara Lee Corporation and Sean Connolly	Exhibit 10.2 to Report on Form 10-Q for Fiscal Quarter ended March 31, 2012

21. Five Year Revolving Credit Facility Agreement dated May 24, 2012, by and among Sara Lee Corporation, the Lenders Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, N.A., and U.S. Bank, N.A., as Co-Documentation Agents, and Goldman Sachs Bank USA, Lloyds Securities Inc., Morgan Stanley Bank, N.A., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, RBS Citizens, N.A., Royal Bank of Canada, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Agents
Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2012

		22. Tax Sharing Agreement by and among Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc., dated as of June 15, 2012	Exhibit 10.1 to Current Report on Form 8-K dated June 15, 2012

(12)		Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(21)		List of Subsidiaries	Filed herewith

(23)		1. Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)	Filed herewith

		2. Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	Filed herewith

(24)		Powers of Attorney	Filed herewith

(31)		1. Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

		2. Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)		1. Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

		2. Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101)
Sections of the Hillshire Brands Corporation Annual Report on Form 10-K for the fiscal year ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Financial Statements; (vi) document and entity information; and (vii) Financial Statement Schedule II.
Filed herewith

	*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

Schedule II
The Hillshire Brands Company and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended June 30, 2012, June 29, 2013, and June 28, 2014

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Write-offs1/Allowances Taken	Other Additions (Deductions)	Balance at End of Year
For the Year Ended June 30, 2012
Allowances for bad debts	$3	$—	$—	$(1)	$2
Other receivable allowances	9	5	(5)	—	9
Deferred tax asset valuation allowances	208	(5)	—	(143)	60
Total	$220	$—	$(5)	$(144)	$71
For the Year Ended June 29, 2013
Allowances for bad debts	$2	$—	$(2)	$—	$—
Other receivable allowances	9	(2)	—	(5)	2
Deferred tax asset valuation allowances	60	(1)	—	(1)	58
Total	$71	$(3)	$(2)	$(6)	$60
For the Year Ended June 28, 2014
Allowances for bad debts	$—	—	—	—	—
Other receivable allowances	2	3	(3)	—	2
Deferred tax asset valuation allowances	58	(44)	—	—	14
Total	$60	(41)	(3)	—	16

1	Net of collections on accounts previously written off.